Form 10-Q
period 1993-12-25
OSHKOSH TRUCK CORP
filed 1994-02-07
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   (Mark One)
   (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended December 25, 1993

                                       or

   ( ) Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the Transition period from               to

   Commission File Number   0-13886


                             Oshkosh Truck Corporation
             [Exact name of registrant as specified in its charter]

              Wisconsin                              39-0520270
   [State of other jurisdiction of              [I.R.S. Employer
    incorporation or organization]               Identification No.]

   2307 Oregon Street, P.O. Box 2566, Oshkosh, Wisconsin    54903
   [Address of principal executive offices]               [Zip Code]

   Registrant's telephone number, including area code  (414) 235-9151

                               None
        [Former name, former address and former fiscal year, if changed since last report]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days.      Yes  X
   No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock Outstanding as of December 25, 1993:   449,370

   Class B Common Stock Outstanding as of December 25, 1993: 8,239,178

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                           FOR QUARTER ENDED 12/25/93



                                                               Page

   PART I.        Financial Information

        Item 1.   Financial Statements

                  Consolidated Balance Sheet . . . . . . . .      3

                  Consolidated Statement of Operations . . .      4

                  Condensed Consolidated Statement of
                  Cash Flows . . . . . . . . . . . . . . . .      5

                  Notes to Consolidated Financial Statements   6, 7

        Item 2.   Management's Discussion and Analysis of
                  Results of Operations and Financial
                  Condition. . . . . . . . . . . . . . . .  8, 9, 10

   PART II.       Other Information. . . . . . . . . . . . .     11

   Signatures. . . . . . . . . . . . . . . . . . . . . . . .     11

                            OSHKOSH TRUCK CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (In thousands except share and per share amounts)

                                            12/25/93        9/25/93
   ASSETS                                  (unaudited)
   Current assets:
     Cash                                  $    551       $    592
     Receivables                             69,350         97,429
     Inventories (Note 2)                    71,300         68,801
     Prepaid expenses                         4,969          5,672
     Deferred income taxes                    6,165          6,166
                                           --------       --------
        Total current assets                152,335        178,660
   Deferred charges                           6,188          8,128
   Other assets                              12,081         11,887
   Property, plant, & equipment,
        at cost:
     Land & improvements                      7,910          7,788
     Buildings                               33,912         33,302
     Machinery & equipment                   69,165         68,580
                                           --------       --------
                                            110,987        109,670
     Less accumulated depreciation           57,314         55,246
                                           --------       --------
     Net property, plant & equipment         53,673         54,424
                                           --------       --------
   Total assets                            $224,277       $253,099
                                           ========       ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                      $ 54,346       $ 52,881
     Federal excise taxes                        67            774
     Payroll-related obligations              6,267          6,127
     Accrued warranty                         4,413          4,542
     Income taxes                             1,149            620
     Other liabilities                       14,162         12,749
                                           --------       --------
        Total current liabilities            80,404         77,693
   Long-term debt (Note 3)                   13,043         47,819
   Postretirement benefit obligations         7,955          7,726
   Other long-term liabilities                7,712          7,094
   Deferred income taxes                        763            763
   Shareholders' equity:
     Preferred stock, par value $.01 per
       share, authorized 2,000,000 shares,
       none issued                               -               -
     Common stock, par value $.01 per share:
       Class A, authorized 1,000,000

        shares, issued and outstanding
        449,370 shares                            4              4
       Class B, authorized 18,000,000
        shares, issued 8,558,795 shares          86             86
       Additional paid-in capital             7,398           7,399
       Retained earnings                    110,543         108,158
                                           --------       ---------
                                            118,031         115,647
       Less: Cost of Class B common stock
        in treasury; 319,617 and 321,117
        shares at 12/25/93 and 9/25/93,
        respectively                          2,755          2,767
       Pension liability adjustment             876            876
                                           --------       --------
        Total shareholders' equity          114,400        112,004
                                           --------       --------
   Total liabilities and shareholders'
     equity                                $224,277       $253,099
                                           ========       ========

                            OSHKOSH TRUCK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited/in thousands except per share amounts)

                                                Three months ended
                                                12/25/93  01/02/93

   Net shipments                                $162,325  $144,299

   Cost of goods sold                            143,115   128,970
                                                --------  --------
   Gross profit                                   19,210    15,329

   Operating expenses:
     Selling, general & administrative            10,890    10,695
     Engineering, research & development           2,368     2,530
                                                --------  --------
   Total operating expenses                       13,258    13,225

   Income from operations                          5,952     2,104

   Other income (expense):
     Interest expense                               (450)   (1,046)
     Interest income                                 198        30

     Miscellaneous, net                              (23)      (13)
                                                --------- ---------
                                                    (275)   (1,029)
                                                --------- ---------
   Income before income taxes and
     cumulative effect of change
     in accounting principle                       5,677     1,075

   Provision for income taxes                      2,214       407
                                                --------  --------

   Income before cumulative effect of
     change in accounting principle                3,463       668

   Cumulative effect of change in method
     of accounting for postretirement
     benefits, net of tax benefit of $2,726            -    (4,088)
                                                --------  ---------
   Net income                                   $  3,463  $ (3,420)
                                                ========  =========

   Net earnings per common share:
     Before cumulative effect of
       accounting change                          $0.40      $0.07
     Cumulative effect of change in method
       of accounting for postretirement
       benefits, net of taxes                      0.00      (0.47)
                                                -------   ---------
     Net income                                   $0.40     $(0.40)
                                                  =====     =======

   Cash dividends per common share:
     Class A                                    $0.10875  $0.10875
     Class B                                    $0.12500  $0.12500

                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited/In thousands)


                                                Three months ended
                                                12/25/93  01/02/93

   Operating activities:
     Net income (loss)                          $ 3,463   $(3,420)
     Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities:
         Depreciation and amortization            2,318     2,295
         Deferred income taxes                        -    (2,726)
         Cumulative effect of change in
           accounting principle                       -     6,814
         Changes in operating assets and
           liabilities                           31,782     2,308
                                                -------   -------
     Total adjustments                           34,100     8,691
                                                -------   -------
   Net cash provided by operating activities     37,563     5,271
                                                -------   -------
   Investing activities:
     Additions to property, plant &
       equipment                                 (1,317)   (1,563)
     Less amount capitalized under
       financing leases                               -       450
                                                --------  --------
     Net additions to property, plant
       & equipment                               (1,317)   (1,113)
     Increase in other assets                      (444)   (1,436)
                                                --------  --------
   Net cash used by investing activities         (1,761)   (2,549)
                                                --------  --------

   Financing activities:
     Net payments on lines of credit            (34,776)   (1,464)
     Sales of common stock in treasury               12         -
     Dividends paid                              (1,079)   (1,079)
                                                --------  --------
   Net cash (used) by financing activities      (35,843)   (2,543)
                                                --------  --------
   Increase (decrease) in cash and
     cash equivalents                               (41)      179

   Cash at beginning of period                      592       221
                                                --------  -------
   Cash at end of period                        $   551   $   400
                                                =======   =======

   Supplementary disclosures:

     Cash paid for interest                     $   518   $   953
     Cash paid (refunded) for income taxes      $ 1,685   $  (652)

                            OSHKOSH TRUCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)


   NOTE 1 BASIS OF PRESENTATION

   The consolidated financial statements included herein have been prepared by the company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of company management, necessary to present fairly the financial position as of December 25, 1993 and September 25, 1993, the results of operations for the three month periods ended December 25, 1993 and January 2, 1993, and cash flows for the three month periods ended December 25, 1993 and January 2, 1993.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's 1993 annual report to shareholders.

   NOTE 2 INVENTORIES

   Inventories consist of the following:

                                      12/25/93       9/25/93

   Finished products                  $13,253        $ 8,912
   Products in process                 21,281         17,495
   Raw material                        43,521         48,900
                                      -------        -------
                                       78,055         75,307

   Less:

   Allowance for reduction to
     LIFO cost                          6,755          6,506
                                      -------        -------

                                      $71,300        $68,801
                                      =======        =======


   NOTE 3 LONG-TERM DEBT

   Long-Term Debt consists of the following:

                                      12/25/93       9/25/93

   Revolving Credit Facility          $ 4,000        $38,500
   Industrial Revenue Bonds             8,700          8,700
   Other                                  343            619
                                      -------        -------
                                      $13,043        $47,819
                                      =======        =======

   NOTE 4 NET INCOME PER COMMON SHARE

   Net income per common share is computed by dividing net income by the weighted average number of shares outstanding. Average number of shares outstanding was 8,688,121 and 8,686,881, respectively, for the three month periods ended December 25, 1993 and January 2, 1993. Stock options are not presently dilutive.

   NOTE 5 RECLASSIFICATIONS

   Certain reclassifications have been made to the 1993 condensed consolidated financial statements to conform to the 1994 presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
   -------------------------------------------------------------------

   Results of Operations
   For the Three Months Ended December 1993
   Compared to the Three Months Ended December 1992

   Net shipments for the three months ended December 25, 1993, were $162.3 million, an increase of $18.0 million, or 12.5% from shipments of $144.3 million during the first quarter of the 1993 fiscal year. The company had net income of $3.5 million, or $.40 per share during the first quarter of the 1994 fiscal year compared to earnings from operations of $2.2 million, or $.26 per share during the first quarter of the 1993 fiscal year.
   During the first quarter of the 1993 fiscal year, the company incurred a special charge related to the settlement of cost accounting issues of $1.6 million, net of tax. Fiscal 1993 results were restated to reflect the change in accounting principle for the adoption of SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" during the first quarter of the 1993 fiscal year. The net loss for the first quarter of the 1993 fiscal year, after the special charge, and after the adoption of SFAS No. 106 was $3.4 million, or $.40 per share.

   Net shipments increased due to improved shipments in both defense and commercial products compared to the same period a year ago. Defense shipments increased by $13.0 million, or 12.9% to $143.5 million in the first quarter of the 1994 fiscal year compared to a year earlier. This increase comes on decreased unit volumes, but increased pricing as the company continues production on its two major U.S. Army contracts for Palletized Load System (PLS) and Heavy Equipment Transporter (HET) vehicles. Production of the PLS and HET more than offset declines resulting from completion of other contracts.

   Net shipments of commercial products improved by $5.0 million to $48.8 million in the first quarter of the 1994 fiscal year in comparison to the first quarter of the 1993 fiscal year. Virtually all of the company's revenues are derived from firm customer orders prior to commencing production.

   Gross profits for the three month period ended December 25, 1993, increased by $3.9 million, or 25.3% to $19.2 million in comparison to $15.3 million in the first quarter of the 1993 fiscal year. The first quarter of the 1993 fiscal year included a special charge of $2.5 million ($1.6 million net of tax) related to a settlement reached with the U.S. Government on cost accounting issues from as far back as 1986. Gross profit as a percentage of shipments was 11.8% in the current period.
   Gross profit in the first quarter of the 1993 fiscal year, before recognition of the special charge, was 12.4% of shipments. The decline is attributable to a change in commercial product mix.

   Operating expenses remain unchanged at $13.2 million in both the 1994 and 1993 fiscal periods.

   Interest expense, net of interest income and other, is sharply lower, totalling $0.3 million in the first quarter of the 1994 fiscal year, compared to $1.0 million a year earlier. This decrease is a function of reduced borrowings as the company's working capital needs have contracted. The effective income tax rate for combined federal and state income taxes in the current period was 39.0% increased due to higher statutory rates from 37.9% in the first quarter of the 1993 fiscal year.

   Liquidity and Capital Resources

   Working capital was $71.9 million at December 25, 1993, substantially decreased from $101.0 million at September 25, 1993. This decrease is a result of a drop in receivables from unusually high levels experienced at September 25, 1993, to more normal levels currently.

   The company achieved favorable cash flow performance in the first quarter of the 1994 fiscal year generating $37.6 million in cash provided by operations, which funded dividend payments of $1.1 million, $34.8 million reduction in long-term debt to $13.0 million at December 25, 1993, and capital additions and investing activities of $1.7 million.

   The company currently has an $85.0 million committed revolving credit agreement with a group of banks. The company believes its internally generated cash flow, supplemented by progress payments and the existing credit facilities, will be adequate to meet the working capital and other operating and capital requirements of the company in the foreseeable future.

   Under the current circumstances, the company believes that recent changes in the overall level of defense spending will not necessarily have a material impact on the company's operations since such changes do not have an immediate or direct correlation with the company's existing contracts. The company is substantially dependent on its shipments to the U.S. Government and shipments of defense products as evidenced by shipments of 66% and 71% of total shipments during fiscal 1993 and 1992, respectively. Substantial decreases in the company's volume of defense business from current levels could have an adverse effect on the company's profitability. The company has negotiated a modification to the PLS contract to extend, at reduced levels, production of existing contractual quantities through approximately August 1996, at which time additional funding may be available to meet future government requirements, thus providing stable long-term production. PLS production without this modification would have concluded in August 1995. The company continues actively working on several international sales opportunities for defense vehicles, some of them major.

   Inflation

   The company believes that the risks of inflation are minimized by the nature of its businesses. All of the revenues derived by the company from its contracts with the U.S. Government were received under firm fixed-price contracts. The company prices major government programs and contracts on a current basis that takes into account cost increases expected to occur during performance of the contract. Generally, major suppliers receive terms from the company similar to what the company receives under its contracts with the U.S. Government. Commercial business is performed on the basis of pricing specific orders. Any impact from inflation will be minimized by the company's ability to include the inflationary cost increases in prices.

   Backlog

   The company's current backlog is $439 million, compared to $459 million as of September 25, 1993. The change in backlog represents delivery of products on long-term contracts net of additional funding received. Backlog on U.S. Government contracts comprises $326 million of the current backlog with the remainder being commercial. At December 25, 1993, the company additionally had unfunded portions of base contracts, and available options of $284 million and $628 million, respectively, related to the PLS and HET programs.

   Environmental

   The Company is currently engaged in environmental activities that include both investigation and remediation. The company acquired a business and subsequently discovered hazardous material had been improperly disposed of on the premises. Investigation of the matter is continuing and it has not been determined whether any remediation will be required. The company is relying on a contractual representation as well as state law to recover costs from the former owner. In addition, the company is investigating hazardous material discharges at its Wisconsin facility. Remediation, if required, will begin after the completion of the investigation. Estimated costs related to these activities have been made and accrued in current operations. The company does not anticipate the costs relating to environmental activities will have a material adverse impact on the company's financial condition.

                            OSHKOSH TRUCK CORPORATION
                           PART II - OTHER INFORMATION
                                    FORM 10-Q
                                DECEMBER 25, 1993

   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        None

   (b)  Reports on Form 8-K

        The company was not required to file a report on Form 8-K during the quarter ended December 25, 1993.



                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OSHKOSH TRUCK CORPORATION



   DATE:   January 27, 1994      R. EUGENE GOODSON
                                 R. Eugene Goodson
                                 Chairman and Chief Executive Officer



   DATE:  January 27, 1994       FRED S. SCHULTE
                                 Fred S. Schulte
                                 Vice President, Chief Financial
                                 Officer and Treasurer