Form 10-Q
period 1994-03-26
OSHKOSH TRUCK CORP
filed 1994-05-10
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   (Mark One)
   (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 26, 1994

                                       or

   ( ) Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the Transition period from               to


   Commission File Number   0-13886


                             Oshkosh Truck Corporation
             [Exact name of registrant as specified in its charter]

              Wisconsin                                39-0520270
   [State of other jurisdiction of                  [I.R.S. Employer
   incorporation or organization]                   Identification No.]

   2307 Oregon Street, P.O. Box 2566, Oshkosh, Wisconsin  54903
      [Address of principal executive offices]          [Zip Code]

   Registrant's telephone number, including area code  (414)235-9151

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock Outstanding as of March 26, 1994:   449,370

   Class B Common Stock Outstanding as of March 26, 1994: 8,256,928

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                           FOR QUARTER ENDED 03/26/94


                                                              Page

   PART I.       Financial Information

        Item 1.  Financial Statements

                 Consolidated Balance Sheet . . . . . . . .      3

                 Consolidated Statement of Operations . . .      4

                 Condensed Consolidated Statement of
                   Cash Flows . . . . . . . . . . . . . . . .    5

                 Notes to Consolidated Financial Statements .   6, 7

        Item 2.  Management's Discussion and Analysis of
                   Results of Operations and Financial

                   Condition. . . . . . . . . . . . . . . . 8, 9, 10

   PART II.      Other Information. . . . . . . . . . . . .     11

   Signatures. . . . . . . . . . . . . . . . . . . . . . . .    11

                            OSHKOSH TRUCK CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (In thousands except share and per share amounts)

                                            03/26/94        9/25/93
   ASSETS                                  (unaudited)
   Current assets:
     Cash                                   $    190        $    592
     Receivables                              92,966          97,429
     Inventories (Note 2)                     72,367          68,801
     Prepaid expenses                          4,596           5,672
     Deferred income taxes                     8,844           6,166
                                            --------        --------
        Total current assets                 178,963         178,660
   Deferred charges                            4,172           8,128
   Other assets                               11,643          11,887
   Property, plant, & equipment, at cost:
     Land & improvements                       7,911           7,788
     Buildings                                34,305          33,302
     Machinery & equipment                    69,824          68,580
                                            --------        --------
                                             112,040         109,670
     Less accumulated depreciation            59,100          55,246
                                            --------        --------
     Net property, plant & equipment          52,940          54,424
                                            --------        --------
   Total assets                             $247,718        $253,099
                                            ========        ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:

     Accounts payable                       $ 57,977        $ 52,881
     Federal excise taxes                        729             774
     Payroll-related obligations               7,486           6,127
     Accrued warranty                          5,222           4,542
     Income taxes                                --              620
     Other liabilities                        15,318          12,749
                                            --------        --------
        Total current liabilities             86,732          77,693
   Long-term debt (Note 3)                    26,898          47,819
   Postretirement benefit obligations          8,084           7,726
   Other long-term liabilities                 9,439           7,094
   Deferred income taxes                         304             763
   Shareholders' equity:
     Preferred stock, par value $.01 per
       share, authorized 2,000,000 shares,
       none issued                                --              --
     Common stock, par value $.01 per share:
       Class A, authorized 1,000,000
        shares, issued and outstanding
        449,370 shares                             4               4
       Class B, authorized 18,000,000
        shares, issued 8,558,795 shares           86              86
       Additional paid-in capital              7,434           7,399
       Retained earnings                     112,217         108,158
                                            --------        --------
                                             119,741         115,647
       Less: Cost of Class B common stock
        in treasury; 301,867 and 321,117
        shares at 03/26/94 and 9/25/93,
        respectively                           2,604           2,767
       Pension liability adjustment              876             876
                                            --------        --------
        Total shareholders' equity           116,261         112,004
                                            --------        --------
   Total liabilities and shareholders'
     equity                                 $247,718        $253,099
                                            ========        ========

                            OSHKOSH TRUCK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited/in thousands except per share amounts)

                                        Three months ended  Six months ended
                                        03/26/94 03/27/93  03/26/94 03/27/93

   Net shipments                        $192,891 $154,345  $355,216 $298,644
   Cost of goods sold                    170,873  134,870   313.988  263,840
                                        --------  -------  -------- --------
   Gross profit                           22,018   19,475    41,228   34,804

   Operating expenses:
     Selling, general & administrative    15,464   12,463    26,354   23,258
     Engineering, research & development   1,756    2,851     4,124    5,281
                                        --------  -------   -------  -------
   Total operating expenses               17,220   15,314    30,478   28,539

   Income from operations                  4,798    4,161    10,750    6,265

   Other income (expense):
     Interest  expense                     (558)   (1,219)   (1,008)  (2,265)
     Interest income                        140        29       338       59
     Miscellaneous, net                     143        18       120        5
                                        -------   -------   --------  -------
                                           (275)   (1,172)     (550)  (2,201)
                                        -------   --------  -------  -------
   Income before income taxes and
     cumulative effect of change
     in accounting principle              4,523     2,989    10,200    4,064

   Provision for income taxes             1,764     1,015     3,978    1,422
                                        -------   -------   -------   -------

   Income before cumulative effect of
     change in accounting principle       2,759     1,974     6,222    2,642

   Cumulative effect of change in method
     of accounting for postretirement benefits,
     net of tax benefit of $2,726            -         -         -    (4,088)
                                        -------  --------  --------  --------

   Net income                          $  2,759  $  1,974  $  6,222  $(1,446)
                                       ========  ========  ========  ========

   Net earnings per common share:
     Before cumulative effect of
       accounting change                  $0.32    $0.23     $0.72     $0.30

   Cumulative effect of change in method
     of accounting for postretirement
     benefits, net of taxes                0.00     0.00      0.00     (0.47)
                                          -----    -----     -----    -------
                                          $0.32    $0.23     $0.72    $(0.17)
                                          =====    =====     =====    =======

   Cash dividends per common share:
     Class A                           $0.10875  $0.10875  $0.21750  $0.21750
     Class B                           $0.12500  $0.12500  $0.25000  $0.25000

                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited/In thousands)

                                                 Six months ended
                                                03/26/94  03/27/93

   Operating activities:
     Net income (loss)                          $ 6,222   $(1,446)
     Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities:
         Depreciation and amortization            4,768     4,343
         Deferred income taxes                   (3,137)   (2,726)
         Cumulative effect of change in
           accounting principle                       -     6,814
         Other                                       11        21
         Changes in operating assets and
           liabilities                           17,666   (14,904)
                                                -------   -------
     Total adjustments                           19,308    (6,452)
   Net cash provided (used) by operating
     activities                                  25,530    (7,898)
                                                -------   -------

   Investing activities:
     Additions to property, plant &
       equipment                                 (2,797)   (3,098)
     Less amount capitalized under
       financing leases                               -       450
     Net additions to property, plant
       & equipment                               (2,797)   (2,648)
     Increase in other assets                      (254)   (4,543)
                                                -------   -------
     Net cash used by investing activities       (3,051)   (7,191)
                                                 -------   -------
     Financing activities:
     Net borrowings (payments) on
       lines of credit                          (20,921)   16,037
                                                -------   -------
     Sales of common stock in treasury              198         2
     Dividends paid                              (2,158)   (1,079)
                                                -------   -------
   Net cash provided (used) by
     financing activities                       (22,881)   14,960
                                                -------   -------

   Decrease in cash and cash equivalents           (402)     (129)

   Cash at beginning of period                      592       221
                                                -------   -------

   Cash at end of period                        $   190   $    92
                                                =======   =======

   Supplementary disclosures:
     Cash paid for interest                     $ 1,051   $ 2,161
     Cash paid for income taxes                 $ 7,729   $   876

                            OSHKOSH TRUCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)


   NOTE 1 BASIS OF PRESENTATION

   The consolidated financial statements included herein have been prepared by the company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of company management, necessary to present fairly the financial position as of March 26, 1994 and September 25, 1993, the results of operations for the three and six month periods ended March 26, 1994 and March 27, 1993, and cash flows for the six month periods ended March 26, 1994 and March 27, 1993.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements to be read in conjunction with the financial statements and notes thereto included in the company's 1993 annual report to shareholders.

   NOTE 2 INVENTORIES

   Inventories consist of the following:

                                      03/26/94       09/25/93
   Finished products                  $10,418        $ 8,912
   Products in process                 25,554         17,495
   Raw material                        43,401         48,900
                                      -------        -------
                                       79,373         75,307

   Less:

   Allowance for reduction to
     LIFO cost                          7,006          6,506
                                      -------        -------
                                      $72,367        $68,801
                                      =======        =======


   NOTE 3 LONG-TERM DEBT

   Long-Term Debt consists of the following:

                                      03/26/94       09/25/93
   Revolving Credit Facility          $18,000        $38,500
   Industrial Revenue Bonds             8,700          8,700
   Other                                  198            619
                                      -------        -------
                                      $26,898        $47,819
                                      =======        =======

   NOTE 4 NET INCOME PER COMMON SHARE

   Net income per common share is computed by dividing net income by the weighted average number of shares outstanding. Average number of shares outstanding was 8,697,221 and 8,686,920, respectively, for the three month periods and was 8,692,671 and 8,686,900, respectively, for the six month periods ended March 26, 1994 and March 27, 1993. Stock options are not presently dilutive.

   NOTE 5 RECLASSIFICATIONS

   Certain reclassifications have been made to the 1993 condensed consolidated financial statements to conform to the 1994 presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
   ------------------------------------------------------------------------

   Results of Operations
   For the Three Months Ended March 1994
   Compared to the Three Months Ended March 1993

   Net income for the quarter ended March 1994 was $2.8 million, or $.32 per share, including charges of $2.0 million after tax, or $.23 per share, for work force downsizing related to reduced defense business. This compares to net income of $2.0 million, or $.23 per share in the second quarter of the 1993 fiscal year.

   Shipments for the three months ended March 1994 were $192.9 million compared to $154.3 million in the 1993 fiscal second quarter.

   Net shipments increased due to improved unit volumes in both defense and commercial products compared to the same period a year ago. Fiscal 1994 shipments of defense products increased by $23.9 million, or 25.7% to $116.7 million in comparison to $92.8 million in the second quarter of the 1993 fiscal year. This increase is attributable to substantial increases in the level of shipments under the U.S. Army palletized load system (PLS) and new generation Army heavy equipment transporters (HET M1070). These two programs more than offset the reduction in shipments resulting from completion of HEMTT production in April 1993. The PLS and HET M1070 account for substantially all of the company's defense shipments in the second quarter of the 1994 fiscal year. Under current contracts the HET M1070 production will extend through September 1994 and PLS production will extend through August 1996.

   Net shipments of commercial products improved by $14.7 million to $76.2 million in the second quarter of the 1994 fiscal year, in comparison to the 1993 fiscal period, attributable to strong markets for the companys stripped motorized chassis and van trailer products. Virtually all of the company's revenue are derived from firm customer orders prior to commencing production.

   Gross profits for the three month period ended March 1994 were $22.0 million improved from $19.5 million in the 1993 fiscal period, in line with increased volumes. Gross profits expressed as a percentage of sales decreased to 11.4% in fiscal 1994 from 12.6% in the fiscal 1993 period. This decrease is attributable to amortization of engineering costs related to HET M1070 and PLS shipments in the 1994 fiscal period.

   Operating expenses totaled $17.2 million in the quarter ended March, 1994 including $3.3 million in charges associated with work force reductions relating to reduced defense business. This compares to $15.3 million in the same period a year earlier. Engineering research and development expenditures decreased by $1.1 million to $1.8 million in the fiscal 1994 second quarter, in line with downsizing of work force relating to reduced defense business.

   Interest expense net of interest income and other totaled $0.3 million in the second quarter of the 1994 fiscal year compared to $1.2 million in the 1993 fiscal period. This decrease is attributable to working capital needs to support defense export shipments during the 1993 fiscal period.

   The effective income tax rate for combined federal and state income taxes in the current period was 39.0% increased from 34.0% in fiscal 1993. The increase is due to decreased export shipments as compared to a year earlier and 1.0% is attributable to increased statutory rates.

   Results of Operations
   For Six Months Ended March 1994
   Compared to Six Months Ended March 1993

   Net income for the first six months of 1994 fiscal year was $6.2 million, or $.72 per share, including charges of $2.0 million after tax, or $.23 per share for work force downsizing related to reduced defense business. During the first half of its 1993 fiscal year the company had income, before cumulative effect of accounting change for the adoption of Statement of Financial Accounting Standards (SFAS) No. 106 "Employers Accounting for Postretirement Benefits Other Than Pensions", of $2.6 million, or $.30 per share. This included charges of $1.6 million after tax pertaining to settlement with the U.S. Government of long standing cost accounting issues. The company incurred a net loss for the first six months of the 1993 fiscal year of $1.4 million, or $.17 per share, inclusive of the non-cash SFAS No. 106 charge of $4.1 million. Net shipments for the six months ended March 1994 were $355.2 million, an increase of $56.6 million, or 18.9% over the same period of the 1993 fiscal year.

   Net shipments increased due to improved unit volumes in both defense and commercial products compared to the same period a year ago. Fiscal 1994 shipments of defense products increased by $36.9 million, or 19.0% to $230.2 million in comparison to $193.3 million in the first half of the 1993 fiscal year. This increase is attributable to the same factors as the first quarter period.

   Gross profits for the six month period ended March 1994 were $41.2 million compared to $34.8 million in the 1993 fiscal period in line with increased volumes. Gross profits expressed as a percentage of sales were 11.61% and 11.65% during the 1994 and 1993 fiscal periods, respectively.

   Operating expenses were $30.5 million in the first six months of the 1994 fiscal year, increased from $28.5 million in the 1993 fiscal period. The 1994 first half includes $3.3 million for non-recurring charges associated with work force reductions related to reduced defense business. The 1994 fiscal period expenditures for engineering, research, and development have decreased by $1.2 million to $4.1 million. This decrease is in line with downsizing of the work force related to decreased defense business.

   Interest expense net of interest income and other is sharply lower, totaling $0.5 million in the first six months of the 1994 fiscal year compared to $2.2 million a year earlier. This decrease is a function of decreased working capital needs. The 1993 fiscal period saw higher borrowing levels in support of export defense shipments.

   The effective income tax rate for combined federal and state income taxes in the current period was 39.0% increased from 35.0% in fiscal 1993. The increase is due to decreased export shipments as compared to a year earlier and 1.0% is attributable to increased statutory rates.

   Liquidity and Capital Resources

   Working capital was $92.2 million at March 26, 1994, a decline from $101.0 million at September 25, 1993. This decrease has occurred while shipment volumes have increased. Inventory and receivable levels have remained relatively constant, while trade payable has increased with volume levels, and other current liabilities have increased due to non-cash charges associated with the companys reduction in force.

   The company achieved favorable cash flow performance in the first half of the 1994 fiscal year generating $25.5 million in cash provided by operations and the exercise of stock options, which funded dividend payments of $2.2 million, $20.9 million reduction in long-term debt to $26.9 million at March 26, 1994, and capital additions and investing activities of $3.0 million. The company currently has an $85.0 million committed revolving credit agreement with a group of banks. The company believes its internally generated cash flow, supplemented by progress payments and the existing credit facilities, will be adequate to meet the working capital and other operating and capital requirements of the company in the foreseeable future.

   Under the current circumstances, the company believes that recent changes in the overall level of defense spending will not necessarily have a material impact on the company's operations since such changes do not have an immediate or direct correlation with the company's existing contracts. The company is substantially dependent on its shipments to the U.S. Government and shipments of defense products as evidenced by shipments of 66% and 71% of total shipments during fiscal 1993 and 1992, respectively. Substantial decreases in the company's volume of defense business from current levels could have an adverse effect on the company's profitability. The company has negotiated a modification to the PLS contract to extend, at reduced levels, production of existing contractual quantities through approximately August 1996, at which time additional funding may be available to meet future government requirements, thus providing stable long-term production. PLS production without this modification would have concluded in August 1995. The company continues actively working on several international sales opportunities for defense vehicles, which are major.

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

   Backlog

   The company's current backlog is $617 million, compared to $459 million as of September 25, 1993. The change in backlog represents delivery of products on long-term contracts net of additional funding received. Backlog on U.S. Government contracts comprises $513 million of the current backlog with the remainder being commercial.

   Environmental
   The company is currently engaged in environmental activities that include both investigation and remediation. The company acquired a business and subsequently discovered hazardous material had been improperly disposed of on the premises. Investigation of the matter is continuing and it has not been determined whether any remediation will be required. The company is relying on a contractual representation as well as state law to recover costs from the former owner. In addition, the company is investigating hazardous material discharges at its Wisconsin facility. Remediation, if required, will begin after the completion of the investigation. Estimated costs related to these activties have been made and accrued in current operations. The company does not anticipate the costs relating to environmental activities will have a material adverse impact on the company's financial condition.

                            OSHKOSH TRUCK CORPORATION
                           PART II - OTHER INFORMATION
                                    FORM 10-Q
                                 MARCH 26, 1994



   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        None

   (b)  Reports on Form 8-K

        The company was not required to file a report on Form 8-K during the quarter ended March 26, 1994.



                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OSHKOSH TRUCK CORPORATION



   DATE: May 10, 1994                   R. EUGENE GOODSON
                                        R. Eugene Goodson
                                        Chairman and Chief Executive Officer



   DATE: May 10, 1994                   FRED S. SCHULTE
                                        Fred S. Schulte
                                        Vice President, Chief Financial
                                        Officer and Treasurer