Form 10-Q
period 1994-06-25
OSHKOSH TRUCK CORP
filed 1994-08-09
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   (Mark One)
   (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 25, 1994

                                       or

   ( ) Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the Transition period from -------------- to -----------------

   Commission File Number:  0-13886


                             Oshkosh Truck Corporation
             [Exact name of registrant as specified in its charter]

              Wisconsin                                39-0520270
   [State of other jurisdiction of                  [I.R.S. Employer
    incorporation or organization]                   Identification No.]

   2307 Oregon Street, P.O. Box 2566, Oshkosh, Wisconsin         54903
   [Address of principal executive offices]                   [Zip Code]

   Registrant's telephone number, including area code  (414) 235-9151

                          None
       [Former name, former address and former fiscal year, if changed since last report]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days.  Yes (X)    No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock Outstanding as of June 25, 1994:      449,370

   Class B Common Stock Outstanding as of June 25, 1994:    8,256,928

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                           FOR QUARTER ENDED 06/25/94


                                                                    Page

   PART I.       Financial Information

        Item 1.  Financial Statements

                 Consolidated Balance Sheet . . . . . . . .         3

                 Consolidated Statement of Operations . .           4

                 Condensed Consolidated Statement of
                    Cash Flows . . . . . . . . . . . . . . . .      5

                 Notes to Consolidated Financial Statements. .     6, 7

        Item 2.  Management's Discussion and Analysis of
                   Results of Operations and Financial
                   Condition. . . . . . . . . . . . . . . . .  8, 9, 10

   PART II.      Other Information. . . . . . . . . . . .            11

   Signatures. . . . . . . . . . . . . . . . . . . . . . . .         11

                            OSHKOSH TRUCK CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (In thousands except share and per share amounts)

                                             06/25/94         09/25/93
   ASSETS                                   (unaudited)
   ------                                   -----------       --------

   Current assets:
     Cash                                    $    336         $    592
     Receivables                               85,727           97,429
     Inventories (Note 2)                      62,304           68,801
     Prepaid expenses                           5,774            5,672
     Deferred income taxes                      9,908            6,166
                                            ---------         --------
        Total current assets                  164,049          178,660
   Deferred charges                             3,103            8,128
   Other assets                                10,752           11,887
   Property, plant, & equipment, at cost:
     Land & improvements                        7,911            7,788
     Buildings                                 34,285           33,302
     Machinery & equipment                     70,466           68,580
                                            ---------         --------
                                              112,662          109,670
     Less accumulated depreciation             61,212           55,246
                                            ---------         --------
     Net property, plant & equipment           51,450           54,424
                                            ---------         --------
   Total assets                              $229,354         $253,099
                                             ========         ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                        $ 50,229         $ 52,881
     Federal excise taxes                       1,716              774
     Payroll-related obligations                7,950            6,127
     Accrued warranty                           5,737            4,542
     Income taxes                               1,234              620
     Other liabilities                         13,664           12,749
                                            ---------         --------
        Total current liabilities              80,530           77,693
   Long-term debt (Note 3)                     10,809           47,819
   Postretirement benefit obligations           8,322            7,726
   Other long-term liabilities                  9,454            7,094
   Deferred income taxes                        1,283              763
   Shareholders' equity:
     Preferred stock, par value $.01 per
       share, authorized 2,000,000 shares,
       none issued                                 --              --
     Common stock, par value $.01 per share:
       Class A, authorized 1,000,000
         shares, issued and outstanding
         449,370 shares                             4                4
       Class B, authorized 18,000,000
         shares, issued 8,558,795 shares           86               86
   Additional paid-in capital                   7,532            7,399
       Retained earnings                      114,814          108,158
                                            ---------         --------
                                              122,436          115,647
       Less: Cost of Class B common stock
         in treasury; 301,867 and 321,117
         shares at 06/25/94 and 9/25/93,
         respectively                           2,604            2,767
       Pension liability adjustment               876              876
                                            ---------         --------
       Total shareholders' equity             118,956          112,004
                                            ---------         --------
   Total liabilities and shareholders'
     equity                                  $229,354         $253,099
                                             ========          ========


                                 OSHKOSH TRUCK CORPORATION
                           CONSOLIDATED STATEMENT OF OPERATIONS
                     (Unaudited/in thousands except per share amounts)
                                             Three months ended   Nine months ended
                                             06/25/94  06/30/93   06/25/94  06/30/93
                                             --------  --------   --------  --------
   Net shipments                             $187,011  $153,226   $542,227  $451,870

   Cost of goods sold                         164,045   135,315    478,033   399,155
                                             --------  --------   --------  --------

   Gross profit                                22,966    17,911     64,194    52,715

   Operating expenses:
     Selling, general & administrative         13,250    12,755     39,604    36,013
     Engineering, research & development        2,041     2,874      6,165     8,155
                                             --------  --------   --------  --------
   Total operating expenses                    15,291    15,629     45,769    44,168

   Income from operations                       7,675     2,282     18,425     8,547

   Other income (expense):
     Interest expense                            (488)   (1,145)    (1,496)   (3,410)
     Interest income                               55        20        393        79
     Miscellaneous, net                          (767)      (76)      (647)      (71)
                                              --------   -------   --------   -------
                                                (1,200)  (1,201)    (1,750)   (3,402)
                                               -------   -------   --------   -------
   Income before income taxes and
     cumulative effect of change
     in accounting principle                     6,475    1,081     16,675     5,145

   Provision for income taxes                    2,801      378      6,779     1,800
                                               -------   ------     ------    ------

   Income before cumulative effect of
     change in accounting principle              3,674      703      9,896     3,345

   Cumulative effect of change in method
     of accounting for postretirement benefits,
     net of tax benefit of $2,726                   -         -          -    (4,088)
                                              -------    ------    -------    -------

   Net income                                $  3,674   $    703  $  9,896   $  (743)
                                             ========   ========  ========   ========

   Net earnings per common share:
     Before cumulative effect of
       accounting change                        $0.42      $0.08     $1.14     $0.38
     Cumulative effect of change in method
       of accounting for postretirement
       benefits, net of taxes                    0.00       0.00      0.00     (0.47)
                                                -----      -----     -----     ------
     Net income                                 $0.42      $0.08     $1.14    $(0.09)
                                                =====     ======     =====    =======

   Cash dividends per common share:
     Class A                                 $0.10875   $0.10875   $0.32625   $0.32625
     Class B                                 $0.12500   $0.12500   $0.37500   $0.37500



                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited/In thousands)

                                                        Nine months ended
                                                      06/25/94     06/30/93
                                                      --------     --------
   Operating activities:
     Net income (loss)                                $ 9,896      $  (743)
     Adjustments to reconcile net income
       to net cash provided by
       operating activities:
         Depreciation and amortization                  7,252        6,665
         Deferred income taxes                         (3,222)      (2,726)
         Cumulative effect of change in
           accounting principle                             -        6,814
         Other                                            185          111
         Changes in operating assets and
           liabilities                                 28,911       (2,296)
                                                      -------      --------
     Total adjustments                                 33,126        8,568
                                                      -------      -------
   Net cash provided by operating
     activities                                        43,022        7,825
                                                      -------      -------

   Investing activities:
     Additions to property, plant &
       equipment                                       (3,711)      (4,271)
     Less amount capitalized under
       financing leases                                     -          639
                                                      --------      -------
     Net additions to property, plant
       & equipment                                     (3,711)      (3,632)
     (Increase) decrease in other assets                  383       (7,424)
                                                       -------      -------
    Net cash used by investing activities              (3,328)     (11,056)
                                                       -------     --------

   Financing activities:
     Net borrowings (payments) on
       lines of credit                                (37,010)       6,520
     Sales of common stock in treasury                    296            2
     Dividends paid                                    (3,236)      (3,236)
                                                      --------      -------
   Net cash provided (used) by
     financing activities                             (39,950)       3,286

   Increase (decrease) in cash and cash
     equivalents                                         (256)          55
   Cash at beginning of period                            592          221
                                                     --------      -------

   Cash at end of period                              $   336      $   276
                                                      =======      =======

   Supplementary disclosures:
     Cash paid for interest                           $ 1,570      $ 3,366
     Cash paid for income taxes                       $ 9,383      $   931

                            OSHKOSH TRUCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

   NOTE 1 BASIS OF PRESENTATION

   The consolidated financial statements included herein have been prepared by the company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of company management, necessary to present fairly the financial position as of June 25, 1994 and September 25, 1993, the results of operations for the three and nine month periods ended June 25, 1994 and June 30, 1993, and cash flows for the nine month periods ended June 25, 1994 and June 30, 1993.

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

   NOTE 2 INVENTORIES

   Inventories consist of the following:

                                           06/25/94       09/25/93
                                           --------       --------
   Finished products                       $11,618        $ 8,912
   Products in process                      20,064         17,495
   Raw material                             37,628         48,900
                                           -------        -------
                                            69,310         75,307

   Less:

   Allowance for reduction to
     LIFO cost                               7,006          6,506
                                           -------        -------
                                           $62,304        $68,801
                                           =======        =======

   NOTE 3 LONG-TERM DEBT

   Long-Term Debt consists of the following:

                                           06/25/94       09/25/93
                                           --------       --------
   Revolving Credit Facility               $ 2,000        $38,500
   Industrial Revenue Bonds                  8,700          8,700
   Other                                       109            619
                                           -------        -------
                                           $10,809        $47,819
                                           =======        =======

   NOTE 4 NET INCOME PER COMMON SHARE

   Net income per common share is computed by dividing net income by the weighted average number of shares outstanding. Average number of shares outstanding was 8,706,298 and 8,687,048, respectively, for the three month periods and was 8,687,213 and 8,686,900, respectively, for the nine month periods ended June 25, 1994 and June 30, 1993. Stock options are not presently dilutive.

   NOTE 5 RECLASSIFICATIONS

   Certain reclassifications have been made to the 1993 condensed consolidated financial statements to conform to the 1994 presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
   -------------------------------------------------------------------------

   Results of Operations
   For the Three Months Ended June 1994
   Compared to the Three Months Ended June 1993

   Net income for the quarter ended June 1994 was $3.7 million, or $.42 per share, in comparison to net income of $0.7 million, or $.08 per share in the third quarter of the 1993 fiscal year.

   Shipments for the three months ended June 1994 were $187.0 million increased from $153.2 million in the 1993 fiscal year third quarter.

   Net shipments increased due to improved unit volumes in both defense and commercial products compared to the same period a year ago. Fiscal 1994 shipments of defense products increased by $16.6 million, or 18.8% to $104.8 million in comparison to $88.2 million in the third quarter of the 1993 fiscal year. This increase is attributable to substantial increases in the level of shipments under the U.S. Army palletized load system (PLS) and new generation Army heavy equipment transporters (HET M1070). These two programs more than offset the reduction in shipments resulting from completion of HEMTT production in April 1993. The PLS and HET M1070 account for substantially all of the company's defense shipments in the third quarter of the 1994 fiscal year. Under current contracts, HET M1070 production will extend through September 1994 and PLS production will extend through August 1996.

   Net shipments of commercial products improved by $17.2 million to $82.2 million in the third quarter of the 1994 fiscal year, compared to the 1993 fiscal period, attributable to strong markets for the company's front discharge concrete and van trailer products. Virtually all of the company's revenue are derived from firm customer orders prior to commencing production.

   Gross profits for the three month period ended June 1994 were $23.0 million improved from $17.9 million in the 1993 fiscal period, in line with increased volumes. Gross profits expressed as a percentage of sales increased to 12.3% in fiscal 1994 from 11.7% in the fiscal 1993 period. This increase is attributable to increased volumes and related cost efficiencies.

   Operating expenses totaled $15.3 million in the quarter ended June 1994. This compares to $15.6 million in the same period a year earlier. Engineering research and development expenditures decreased by $0.8 million to $2.0 million in the fiscal 1994 third quarter, in line with downsizing of work force relating to reduced defense business.

   Interest expense net of interest income and other totaled $1.2 million in the third quarter of the 1994 fiscal year comparable to $1.2 million in the 1993 fiscal period. During the 1994 fiscal period interest expense, net of interest income, declined by $0.7 million compared to a year earlier. During the current period the company recorded $0.7 million equity in operating losses of its Mexico ventures.

   The effective income tax rate for combined federal and state income taxes in the current period was 43.3% increased from 35.0% in fiscal 1993. The increase is due to decreased export shipments as compared to a year earlier, 1.0% attributable to increased statutory rates, and 4.3% is attributable to the non deductible nature of equity in operating losses of Mexico ventures

   Results of Operations
   For Nine Months Ended June 1994
   Compared to Nine Months Ended June 1993

   Net income for the first nine months of 1994 fiscal year was $9.9 million, or $1.14 per share, including charges of $2.0 million after tax, or $.23 per share for work force downsizing related to reduced defense business. During the first nine months of its 1993 fiscal year the company had income, before cumulative effect of accounting change for the adoption of Statement of Financial Accounting Standards (SFAS) No. 106 "Employers Accounting for Postretirement Benefits Other Than Pensions", of $3.3 million, or $.38 per share. This included charges of $1.6 million after tax pertaining to settlement with the U.S. Government of long standing cost accounting issues. The company incurred a net loss for the first nine months of the 1993 fiscal year of $0.7 million, or $.09 per share, inclusive of the non-cash SFAS No. 106 charge of $4.1 million.

   Net shipments for the nine months ended June 1994 were $542.2 million, an increase of $90.3 million, or 20.0% over the 1993 fiscal year. Net shipments increased due to improved unit volumes in both defense and commercial products compared to the same period a year ago. Fiscal 1994 shipments of defense products increased by $53.4 million, or 19.0% to $335.0 million in comparison to $281.6 million in the first nine months of the 1993 fiscal year. This increase is attributable to the same factors as the quarterly period. During the 1994 fiscal period, PLS and HET M1070 account for substantially all defense shipments comprising 56.3% and 38.0%, respectively.

   Gross profits for the nine month period ended June 1994 were $64.2 million compared to $52.7 million in the 1993 fiscal period in line with increased volumes. Gross profits expressed as a percentage of sales were 11.8% and 11.7% during the 1994 and 1993 fiscal periods, respectively.

   Operating expenses were $45.8 million in the first nine months of the 1994 fiscal year, increased from $44.2 million in the 1993 fiscal period. The 1994 period includes $3.3 million for non-recurring charges associated with work force reductions related to reduced defense business. The 1994 fiscal period expenditures for engineering, research, and development have decreased by $2.0 million to $6.2 million. This decrease is in line with downsizing of the work force related to decreased defense business.

   Interest expense net of interest income and other is sharply lower, totaling $1.8 million in the first nine months of the 1994 fiscal year compared to $3.4 million a year earlier. This decrease is a function of decreased working capital needs. The 1993 fiscal period saw higher borrowing levels in support of export defense shipments.

   The effective income tax rate for combined federal and state income taxes in the current period was 40.7% increased from 35.0% in fiscal 1993. The increase is due to decreased export shipments as compared to a year earlier, 1.0% attributable to increased statutory rates, and 1.7% is attributable to the non deductible status of equity in operating losses of Mexico ventures.

   Liquidity and Capital Resources

   Working capital was $83.5 million at June 25, 1994, a decline from $101.0 million at September 25, 1993. This decrease has occurred while shipment volumes have increased. Inventory and receivable levels have dropped by $18.2 million from the levels experienced at the end of the 1993 fiscal year.

   The company achieved favorable cash flow performance in the first nine months of the 1994 fiscal year generating $43.3 million in cash provided by operations and the exercise of stock options, which funded dividend payments of $3.2 million, $37.0 million reduction in long-term debt to $10.8 million at June 25, 1994, and capital additions and investing activities of $3.3 million.

   The company currently has an $85.0 million committed revolving credit agreement with a group of banks. The company believes its internally generated cash flow, supplemented by progress payments and the existing credit facilities, will be adequate to meet the working capital and other operating and capital requirements of the company in the foreseeable future.

   Forward Looking Information

   Under the current circumstances, the company believes that recent changes in the overall level of defense spending will not necessarily have a material impact on the company's operations since such changes do not have an immediate or direct correlation with the company's existing contracts. The company is substantially dependent on its shipments to the U.S. Government and shipments of defense products as evidenced by shipments of 66% and 71% of total shipments during fiscal 1993 and 1992, respectively. Substantial decreases in the company's volume of defense business from current levels could have an adverse effect on the company's profitability. The company has negotiated a modification to the PLS contract to extend, at reduced levels, production of existing contractual quantities through approximately August 1996, at which time additional funding may be available to meet future government requirements, thus providing stable long-term production. PLS production without this modification would have concluded in August 1995. The company will complete production under the HET M1070 contract during September 1994. The company continues actively working on several international sales opportunities for defense vehicles, which are major.

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

   Backlog

   The company's current backlog is $489 million, compared to $459 million as of September 25, 1993. The change in backlog represents delivery of products on long-term contracts net of additional funding received. Backlog on U.S. Government contracts comprises $426 million of the current backlog with the remainder being commercial.

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

                            OSHKOSH TRUCK CORPORATION
                           PART II - OTHER INFORMATION
                                    FORM 10-Q
                                  June 25, 1994



   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        None

   (b)  Reports on Form 8-K

        The company was not required to file a report on Form 8-K during the quarter ended June 25, 1994.



                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OSHKOSH TRUCK CORPORATION



   DATE:  August 9, 1994                   /S/  R. Eugene Goodson
                                        ------------------------------------
                                        R. Eugene Goodson
                                        Chairman and Chief Executive Officer



   DATE: August 9, 1994                    /S/  Fred S. Schulte
                                        ------------------------------------
                                        Fred S. Schulte
                                        Vice President, Chief Financial
                                        Officer and Treasurer