Form 10-K
period 1994-09-30
OSHKOSH TRUCK CORP
filed 1994-12-29
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

   (Mark One)
   (X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended September 30, 1994, or

   ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from _____________________ to ____________________________

   Commission file number:  0-13886

                        Oshkosh Truck Corporation
         (Exact name of registrant as specified in its charter)

            Wisconsin                               39-0520270
      (State of other jurisdiction of    (I.R.S. Employer Identification)
      incorporation or organization)

      P. O. Box 2566, Oshkosh, WI                   54903-2566
   (Address of principal executive offices)         (zip code)

   Registrant's telephone number, including area code:(414) 235-9151
   Securities registered pursuant to Section 12(b) of the Act:   None
   Securities registered pursuant to Section 12(g) of the Act:

                            Class B Common Stock
                            (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
   been subject to such filing requirements for the past 90 days.   Yes  X
    No

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
   10-K or any amendment to this Form 10-K.       X

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of November 15, 1994:

        Class A Common Stock, $.01 par value - No Established Market Value Class B Common Stock, $.01 par value - $93,939,619

        Number of shares outstanding of each of the registrant's classes of common stock as of November 15, 1994:

        Class A Common Stock, $.01 par value -    449,370 shares
        Class B Common Stock, $.01 par value -  8,258,428 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

        Parts II and IV incorporate, by reference, portions of the Annual Report to Shareholders for year ended September 30, 1994.

        Part III incorporates, by reference, portions of the Proxy Statement dated December 19, 1994.

  ------------------------------------------------------------------------

                            OSHKOSH TRUCK CORPORATION

                       Index to Annual Report on Form 10-K

                          Year Ended September 30, 1994

                                                               Page
                                     PART I.

   ITEM  1.  BUSINESS. . . . . . . . . . . . . . . . . . . .    3

   ITEM  2.  PROPERTIES. . . . . . . . . . . . . . . . . . . .  6

   ITEM  3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . .  6

   ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS . . . . . . . . . . . . . . . .   7

             EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . .  7

                                    PART II.

   ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
             AND RELATED STOCKHOLDER MATTERS. . . . . . . . .   8

   ITEM  6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . .  8

   ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS . . . . . . . . . . . . . . . . . .     8

   ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .      8

   ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE. . . . . . . . . . . . .      8

                                    PART III.

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
             OF THE REGISTRANT. . . . . . . . . . . . . .       9

   ITEM 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . .      9

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT. . . . . . . . . . . .       9

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS . . . . . . . . . . . . . . . .       9

                                    PART IV.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K. . . . . . . . . . .      10

             INDEX TO EXHIBITS . . . . . . . . . . . . . .     11

                                     PART I

   Item 1.BUSINESS

   General

        The company engineers, manufactures and markets a broad range of specialized trucks, chassis, trailers, and proprietary parts under the "Oshkosh" trademark. As a specialized vehicle producer, the company holds a unique position in the industry, having acquired the engineering and manufacturing expertise and flexibility to profitably build specialty vehicles in competition with companies much larger than itself. Mass producers design a vehicle to serve many markets. In contrast, the company's vehicles, manufactured in low to medium production volumes, are engineered for market niches where a unique, innovative design will meet a purchaser's requirements for use in specific, usually adverse operating conditions. Many of the company's products are found operating in snow, deserts and soft or rough terrain where there is a need for high performance or high mobility. Because of the quality of its specialized vehicles, the company believes its products perform at lower life cycle costs than those that are mass-produced.

        Markets served by the company domestically and internationally are categorized as defense and commercial. Since 1980, specialized vehicles sales to the defense market have significantly increased and in fiscal 1994 represented 62% of the company's sales volume, after reaching a peak of 83% in fiscal 1987.

        The company primarily depends upon components made by suppliers for its products, but manufactures certain important proprietary components. The company has successfully managed its supply network, which consists of approximately 2,000 active vendors. Through its reliance on this supply network for the purchase of certain components, the company is able to avoid many of the preproduction and fixed costs associated with the manufacture of those components. However, while the company purchases many of the high dollar components for assembly, such as engines, transmissions and axles, it does have significant machining and fabricating capability. This capability is used for the manufacture of certain axles, transfer cases, cabs and many smaller parts which add uniqueness and value to the company's products. Some of these proprietary components are marketed to other manufacturers.

   Products and Markets

        The company currently manufactures 8 different series of commercial trucks and 5 series of motorized chassis, and during fiscal 1994, had two active contracts with the U.S. Government. Within each series there is a varying number of models. Models are usually distinguished by differences in engine, transmission, and axle combinations. Vehicles produced range in price from $14,000 to $1 million; in horsepower from 105 to 1,025; and in gross vehicle weight from 10,000 to 150,000 pounds. The company has designed vehicles to operate in the environmental extremes of arctic cold or desert heat. With the exception of motorized chassis, most vehicles are designed with the capability to operate in both highway and off-road conditions. Oshkosh manufactures a broad range of trailers including vans, flatbed, container chassis, fruit haulers, and a variety of military trailers. The company aggressively supports its products with an aftermarket parts and service organization.

   Defense

        The company manufactures a range of military vehicles for the U.S. Department of Defense and export markets and is the free world's largest producer of heavy-duty military wheeled vehicles. The company has performed major defense work for the past 50 years. Contracts with the Department of Defense generally are multi-year contracts. Each contract provides that the government will purchase a base quantity of vehicles with options for additional purchases. All obligations of the government under the contracts are subject to receipt of government funding, and it is customary to expect purchases when Congress has funded the purchase through budget appropriations and after the government has committed the funds to the contractor. The following are defense contracts that were active in fiscal 1994:

        Heavy Equipment Transporter (HET). In January 1990 the company was awarded a $214 million contract for the production of 1,044 M1070 HETs. This contract also contained an option for an additional 522 units. The eight wheel drive M1070 HET is primarily designed to haul the Army's main battle tank, but also transports other tanks, fighting and recovery vehicles, self-propelled howitzers, and construction equipment. First article test approval was received by the company in February 1994. Production deliveries began in August 1992 and are substantially complete as of September 1994. The contract is funded at $281.8 million for the base quantity of 1,044 units and exercised options of 310 units. As of September 30, 1994, the company has delivered 1331 units under the contract and will deliver 23 units during 1995. In addition to the U.S. Army contract, the company produced 50 M1070 HET vehicles for the government of Saudi Arabia in 1993.

        Palletized Load System (PLS). In July 1990 the company was selected as the producer of the Army's new generation heavy-duty transport truck. This ten wheel drive truck self-loads and unloads flatracks carrying palletized cargo. The five year contract for 2,626 units and associated trailers and flatracks was awarded in September 1990. This contract contains a 100% option clause. The company received first article test approval on January 3, 1994. Production began in early 1992 and will conclude approximately August 1996. The company has produced 1,703 units as of September 30, 1994. If options are exercised, it will extend the production period or increase the rate of production. The contract is currently funded at $897 million for 2,683 trucks under all five program years, and there is $247 million available under unexercised options. Backlog at September 30, 1994 was $386 million, which will be produced ratably through August 1996.

   Commercial

        The company manufactures a range of vehicles for commercial markets. The S-series is a forward placement concrete carrier that offers advantages over conventional rear discharge trucks in that the concrete is placed from the front of the truck, in full view of the driver while in the cab, providing superior productivity and customer service.

        The company serves municipal markets with products that include Aircraft Rescue & Fire Fighting (ARFF), snow removal vehicles and waste transport vehicles. The company believes itself to be the world's largest producer of ARFF vehicles and produces four models of varying water capacities. The multi-purpose airport snow removal vehicle is a snow blower with interchangeable blade plows and brooms. The P-series is a line of heavy duty, high speed snow plow vehicles. The company has three model series of refuse vehicles, the A, NC, and NL. These vehicles are sold to private contractors as well as municipalities.

        The company manufactures its L, M, X, V, and S lines of motorized chassis for sale to manufacturers of motorhomes, buses and delivery step vans. The company offers the broadest model line in the industry and has developed a strong niche in the diesel segment of the market.

        Other product lines include F-series construction, utility, and heavy haul transport vehicles, and J-series desert oil field service and heavy haul transport vehicles.

        The company is engaged in the production of trailers that are marketed under the Oshkosh trademark to commercial and military markets.

        The company is marketing its proprietary components to original equipment manufacturers. Front-driving axles, transfer cases, all wheel steer, independent suspension, central tire inflation systems (CTIS), and axle wheel ends are currently being supplied to other original equipment manufacturers.

   Backlog

        The company has a funded backlog as of September 30, 1994, of $512 million. The backlog as of September 25, 1993, was $459 million. The majority of the current backlog relates to funded base and option quantities under the company's existing defense contracts. Approximately 13% of the current backlog relates to firm orders for commercial trucks, motorized chassis products, trailers, or non-military parts sales. In addition, option quantities under the existing defense contracts could amount to another $255 million, if exercised.

   Government Contracts

        A significant portion of the company's sales are made to the United States government under long-term contracts and programs in which there are significant risks, including the uncertainty of economic conditions and defense policy. The company's defense business is substantially dependent upon periodic awards of new contracts and the purchase of base vehicle quantities and the exercise of options under existing contracts. The company's existing contracts with the U.S. Government may be terminated at any time for the convenience of the government. Upon such termination, the company would be entitled to reimbursement of its incurred costs and, in general, to payment of a reasonable profit for work actually performed.

        There can be no assurance that the U.S. government will continue to purchase the company's products at comparable levels. The termination of any of the company's significant contracts, failure of the government to purchase quantities under existing contracts or failure of the company to receive awards of new contracts could have a material adverse effect on the business operations of the company.

        Under firm fixed-price contracts with the government, the price paid the company is not subject to adjustment to reflect the company's actual costs, except costs incurred as a result of contract changes ordered by the government or for economic price adjustment clauses contained in certain contracts. The company generally attempts to negotiate with the government the amount of increased compensation to which the company is entitled for government-ordered changes which result in higher costs. In the event that the company is unable to negotiate a satisfactory agreement to provide such increased compensation, the company may file an appeal with the Armed Services Board of Contract Appeals or the U.S. Claims Court. The company has no such appeals pending.

   Marketing and Distribution

        All domestic defense products are sold direct and the company maintains a liaison office in Washington, D.C. The company also sells defense products to foreign governments direct, through representatives, or under the United States Foreign Military Sales program. The company's commercial vehicle, chassis and trailer products and aftermarket parts are sold either direct to customers or through dealers or distributors, depending upon geographic area and product line. Supplemental information relative to export shipments is incorporated by reference to Note 8 of the financial statements included in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1994.

   Competition

        In all the company's markets, the competitors include smaller, specialized manufacturers as well as the larger, mass producers. The company believes it has greater technical strength and production capability than other specialized manufacturers. The company also believes it has greater flexibility than larger competitors and has the engineering and manufacturing expertise in the low to middle production volumes that allows it to compete effectively in its markets against mass producers.

        The principal method of competition for the company in the defense and municipal markets, where there is intense competition, is generally on the basis of lowest qualified bid. In the non-governmental markets, the company competes mainly on the basis of price, innovation, quality and product performance capabilities.

   Engineering, Test and Development

        For fiscal years 1994, 1993, and 1992 the company incurred engineering, research and development expenditures of $8.2 million, $11.0 million, and $10.9 million, respectively, portions of which were recoverable from customers, principally the government. The company does not believe that patents are a significant factor in its business success.

   Employees

        As of September 30, 1994, the company had approximately 1,900 employees. Production workers at the company's principal facilities in Oshkosh, Wisconsin are represented by the United Auto Workers union. The company's five-year contract with the United Auto Workers expires September 30, 1996.

   Item 2.  PROPERTIES.

        The company's principal offices and manufacturing facilities are located in Oshkosh, Wisconsin. Space occupied encompasses 697,761 square feet, 80,658 of which is leased. One half of the space owned by the company has been constructed since 1970. The company owns approximately 50 acres of vacant land adjacent to its existing facilities. The company owns a 153,600 sq. ft. chassis manufacturing plant in Gaffney, SC, and the trailer office and manufacturing facility with 287,000 sq. ft. located in Bradenton, FL.

        The company's equipment and buildings are modern, well maintained and adequate for its present and anticipated needs.

        In addition, the company has leased parts and service facilities in Hartford, CT, Greensboro, NC, Chicago, IL and Salt Lake City, UT, and owns similar facilities in Lakeland, FL and Oshkosh, WI.

   Item 3.  LEGAL PROCEEDINGS.

        Various actions or claims have been brought or asserted or may be contemplated by government authorities against the company. Among these is a potential action by government authorities against the company in connection with a grand jury investigation which commenced on April 28, 1989. No charges have been filed against the company or its employees. The company and its employees have cooperated fully with the government investigation.

        Based on internal reviews and after consultation with counsel, the company does not have sufficient information to reasonably estimate what potential future costs, if any, the company may incur as a result of the government claims or actions. As a result, no provision related to these issues has been recorded in the accompanying financial statements. Costs incurred in responding to these actions and claims have been expensed as incurred.

   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1994.

   EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the company are as follows:

            Name            Age*                   Title

   R. Eugene Goodson         59      Chairman & CEO, Member of Executive
                                        Committee and Director
   Robert G. Bohn            41      President & COO
   Paul C. Hollowell         53      Executive Vice President & President-
                                        Oshkosh International
   Fred S. Schulte           51      Vice President, Chief Financial Officer
                                        and Treasurer
   Matthew J. Zolnowski      41      Vice President-Administration


        *As of November 15, 1994


        All of the company's officers serve terms of one year and until their successors are elected and qualified.

        R. EUGENE GOODSON - Mr. Goodson joined the company in April 1990 in his present position. Prior thereto, he served as Group Vice President and General Manager of the Automotive Systems Group of Johnson Controls, Inc., which position he held since 1985. Mr. Goodson is also a director of Donnelly Corporation and Knowles Electronics, Incorporated.

        ROBERT G. BOHN - Mr. Bohn joined the company as Vice President-Manufacturing in May 1992 and assumed his present position in February 1994. Mr. Bohn came from Johnson Controls, Inc., where he was Managing Director at their European Operations in the Automotive Systems Division since 1988.

        PAUL C. HOLLOWELL - Mr. Hollowell joined the company in April 1989 as Vice President-Defense Products and assumed his present position in February 1994. Mr. Hollowell came from General Motors Corporation where he served for three years as manager of their Washington, DC office for military tactical vehicle programs. He previously served 22 years in the U.S. Army from which he retired with the rank of Lieutenant Colonel.

        FRED S. SCHULTE - Mr. Schulte joined the company in March 1991 in his present position. Prior thereto, he served as Chief Financial Officer of Tracor, Inc. from 1987 to 1991.

        MATTHEW J. ZOLNOWSKI - Mr. Zolnowski joined the company as Vice President-Human Resources in January 1992 and assumed his present position in February 1994. Before joining the company Mr. Zolnowski was Director, Human Resources and Administration at Rexene Products Company from September 1990 through January 1992 and Director, Headquarters Employee Relations at PepsiCo, Inc. from June 1982 through August 1990.

                                     PART II

   Item 5.   Market for Registrant's Common Stock and Related Stockholder
   Matters.

        The information under the captions "Shareholder Information", Note 9 to the Consolidated Financial Statements, and "Financial Statistics" contained in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1994, is hereby incorporated by reference in answer to this item.


   Item 6.   Selected Financial Data.

        The information under the caption "Financial Highlights" contained in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1994, is hereby incorporated by reference in answer to this item.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1994, is hereby incorporated by reference in answer to this item.

   Item 8.   Financial Statements and Supplementary Data.

        The financial statements set forth in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1994, is hereby incorporated by reference in answer to this item. Data regarding quarterly results of operations included under the caption "Financial Statistics" in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1994, is hereby incorporated by reference.

   Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

        None.

                                    PART III



   Item 10.  Directors and Executive Officers of the Registrant.

        The information under the captions "Election of Directors" and "Other Matters" of the company's definitive proxy statement for the annual meeting of shareholders on January 23, 1995, as filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this Item. Reference is also made to the information under the heading "Executive Officers of the Registrant" included under Part I of this report.


   Item 11.  Executive Compensation.

        The information under the captions "Executive Compensation" contained in the company's definitive proxy statement for the annual meeting of shareholders on January 23, 1995, as filed with the Securities and Exchange Commission is hereby incorporated by reference in answer to this Item.


   Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        The information under the caption "Shareholdings of Nominees and Principal Shareholders" contained in the company's definitive proxy statement for the annual meeting of shareholders on January 23, 1995, as filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this Item.


   Item 13.  Certain Relationships and Related Transactions.

        The information contained under the captions "Election of Directors" and "Certain Transactions" contained in the company's definitive proxy statement for the annual meeting of shareholders on January 23, 1995, as filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this Item.


                                     PART IV



   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

       (a) 1. Financial Statements: The following consolidated financial statements of the company and the auditors' report appearing at the indicated pages of the Annual Report to Shareholders for fiscal year ended September 30, 1994, are incorporated by reference in Item 8:

        Consolidated Balance Sheet at September 30, 1994 and September 25,
             1993
        Consolidated Statement of Operations and Retained Earnings for the years ended September 30, 1994, September 25, 1993 and September 30, 1992
        Consolidated Statement of Cash Flows for the years ended September
             30, 1994, September 25, 1993, and September 30, 1992
        Notes to Consolidated Financial Statements
        Report of Ernst & Young, LLP Independent Auditors


         2.  Financial Statement Schedules:

        Consent of Independent Auditors For the years ended September 30, 1994, September 25, 1993, and September 30, 1992
        Schedule II - Amounts Receivable From Related Parties
        Schedule V  - Property, Plant & Equipment
        Schedule VI - Accumulated Depreciation & Amortization of Property, Plant & Equipment
        Schedule VIII - Valuation & Qualifying Accounts
        Schedule IX - Short-term Borrowing

        All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

        3. Exhibits:

         3.1  Restated Articles of Incorporation *
         3.2  Bylaws of the company, as amended *****
         4.1  Credit Agreement #
         4.2  Credit Agreement amendments through October 15, 1993 ###
         4.3 Credit Agreement Amendments from October 16, 1993 through September 30, 1994
        10.2 Lease with Cadence Company (formerly Mosling Realty Company) and related documents *
        10.3 1990 Incentive Stock Plan for Key Employees, as amended (through April 25, 1994)@
        10.4 Form of Key Employee Employment and Severance Agreement with Messrs. R. E. Goodson, Chairman & CEO and F. S. Schulte, Vice President and Chief Financial Officer **@
        10.5  Lease with Lake Aire Development, Inc. ###
        10.6 Employment Agreement with R. E. Goodson, Chairman & CEO as of April 16, 1990 ****@
        10.7  Restricted stock grant to R. E. Goodson, Chairman & CEO ****@
        10.8 Incentive Stock Option Agreement to R. E. Goodson, Chairman & CEO****@
        10.9 Employment Agreement with R. E. Goodson, Chairman & CEO as of April 16, 1992 ##@
        10.11 Lease extension with Lake Aire Development, Inc. dated April 21, 1994
        10.12 1994 Long-Term Incentive Compensation Plan dated March 29,
              1994@
        10.13 Form of Key Employees Employment and Severance Agreement with Messrs. R.G. Bohn, P.C. Hollowell, and M.J. Zolnowski@
        11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the company's Annual Report to Shareholders for the fiscal year ended September 30, 1994)
        13. 1994 Annual Report to Shareholders, to the extent incorporated herein by reference
        23. Consent of Ernst & Young LLP (contained in Consent of Independent Auditors, which accompanies financial statement schedules)
        27.   Financial Data Schedule

   *Previously filed and incorporated by reference to the company's Form S-1 registration statement filed August 22, 1985, and amended September 27, 1985, and October 2, 1985 (Reg. No. 2-99817).
   **Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1987.
   ***Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1989.
   ****Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1990.
   *****Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1991.
   # Previously filed and incorporated by reference to the company's form 10-Q for the quarter ended March 31, 1992.
   ## Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1992.
   ### Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 25, 1993.
   @ Denotes a management contract or compensatory plan or arrangement.

       (b) No report on Form 8-K was required to be filed by the registrant during the last quarter of the period covered by this report.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OSHKOSH TRUCK CORPORATION


   December 19, 1994                         By    /S/ R. Eugene Goodson
                                                 R. Eugene Goodson
                                                 Chairman & CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



   December 19, 1994                             /S/  R. E. Goodson
                                             R. E. Goodson
                                             Chairman & CEO, Member of
                                             Executive Committee and Director



   December 19, 1994                             /S/ F. S. Schulte
                                             F. S. Schulte
                                             Vice President, Chief Financial
                                             Officer and Treasurer



   December 19, 1994                             /S/ P. F. Mueller
                                             P. F. Mueller
                                             Corporate Controller
                                             (Principal Accounting Officer)



   December 19, 1994                             /S/ J. W. Andersen
                                             J. W. Andersen
                                             Director



   December 19, 1994                             /S/ D. T. Carroll
                                             D. T. Carroll
                                             Director



   December 19, 1994                             /S/ T. M. Dempsey
                                             T. M. Dempsey
                                             Director



   December 19, 1994                             /S/ M. W. Grebe
                                             M. W. Grebe
                                             Director



   December 19, 1994                             /S/ S. P. Mosling
                                             S. P. Mosling
                                             Director and
                                             Member of Executive Committee



   December 19, 1994                             /S/ J. P. Mosling, Jr.
                                             J. P. Mosling, Jr.
                                             Director and
                                             Member of Executive Committee

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


   We consent to the incorporation by reference in this Annual Report on Form 10-K of Oshkosh Truck Corporation of our report dated November 14, 1994, included in the 1994 Annual Report to Shareholders of Oshkosh Truck Corporation.

   Our audits also included the financial statement schedules of Oshkosh Truck Corporation listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

   We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-38822) pertaining to the Oshkosh Truck Corporation's 1990 Incentive Stock Plan and in the related prospectus of our report dated November 14, 1994, with respect to the consolidated financial statements and schedules of Oshkosh Truck Corporation included or incorporated by reference in the Annual Report (Form 10-K) for the year ended September 30, 1994.

                                           Ernst & Young LLP




   Milwaukee, Wisconsin
   December 19, 1994

                                                                  SCHEDULE II


                            OSHKOSH TRUCK CORPORATION

                     AMOUNTS RECEIVABLE FROM RELATED PARTIES

               Years Ended September 30, 1994, September 25, 1993
                             and September 30, 1992
                                 (In Thousands)


                     Balance at                                   Balance at
                     Beginning of                                   End of
   Name of Debtor       Period      Additions      Reductions       Period

   47.25% Equity
    Owned Foreign
    Subsidiary:
   Chassises Y
    Autopartes Oshmex

   Year Ended
    September 30,
    1992                $--          $--             $--             $--
                        ====         ====            ====            ====

   Year Ended
    September 25,
    1993                $--          $--             $--             $--
                        ====         ====            ====            ====

   Year Ended
    September 30,
    1994                $--          $8,297(1)      ($320)           $7,977(2)
                        ====         ======          ====            ======


   (1) In fiscal 1994 $3,507 which arose in the ordinary course of business was converted into a note as described in (2) below.

   (2) Includes trade receivables of $177 and a note receivable of $7,800. Terms of the note receivable are as follow:

        Date of Note:  July 7, 1994
        Due Date:      July 7, 1995
        Interest Rate: 1% above Firstar Bank of Wisconsin reference rate Terms of Repayment: Lump sum on due date of note
        Guaranteed 10% by Microbuses Y Refacciones, S.A., de C.V. and 45% by Mexicana de Autobuses Soliedad Anonima de Capital Variable.

                                                                   SCHEDULE V


                            OSHKOSH TRUCK CORPORATION
                          PROPERTY, PLANT AND EQUIPMENT

   Years Ended September 30, 1994, September 25, 1993, and September 30, 1992

                                 (In Thousands)


                                   Balance at                               Other
                                   Beginning   Additions  Retirements      Changes      Balance at
   Classification                   of Year     at Cost    or Sales      Add/(Deduct)   End of Year
   ------------------------------------------------------------------------------------------------

   Year ended September 30, 1992:
     Land and improvements...      $ 6,587      $   219     $  --          $ --          $  6,806
     Buildings...                   30,344        1,951        --            --            32,295
     Machinery and equipment...     55,524        7,837        57            --            63,304
                                   -------      -------     -----          ----          --------
          Total...                 $92,455      $10,007     $  57          $ --          $102,405
                                   =======      =======     =====          ====          ========

   Year ended September 25, 1993:
     Land and improvements...      $ 6,806      $   988     $    6         $ --          $  7,788
     Buildings...                   32,295          873         64          198 *          33,302
     Machinery and equipment...     63,304        6,540      1,066         (198)*          68,580
                                   -------      -------     ------         -----         --------
          Total...                $102,405      $ 8,401     $1,136         $   0         $109,670
                                  ========      =======     ======         =====         ========


   Year ended September 30, 1994:
     Land and improvements...     $  7,788     $   156     $   --         $ --           $  7,944
     Buildings...                   33,302       1,074          12          --             34,364
     Machinery and equipment...     68,580       4,479       1,655         (15)            71,389
                                  --------     -------     -------        -----          --------
          Total...                $109,670     $ 5,709     $ 1,667        $(15)          $113,697
                                  ========     =======     =======        =====


   Depreciation is provided using accelerated methods for machinery and equipment and principally straightline methods for land improvements and buildings. Estimated useful lives used in computing depreciation are as follows:

        Land improvements..................10-15 years
        Buildings..........................10-40 years
        Machinery and equipment............ 2-20 years

   * Reclassification of Buildings and Machinery and Equipment

                                                            SCHEDULE VI

                            OSHKOSH TRUCK CORPORATION
            ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT


   Years Ended September 30, 1994, September 25, 1993, and September 30, 1992

                                 (In Thousands)


                                                Additions
                                  Balance at    Charged to                    Other
                                   Beginning    Costs and                    Changes       Balance at
   Classification                   of Year     Expenses    Retirements     Add/(Deduct)   End of Year

   Year ended September 30, 1992:
     Land and improvements...      $ 1,398       $  141      $ --            $ --          $  1,539
     Buildings...                    8,517        1,182        --              --             9,699
     Machinery and equipment...     29,743        6,471        35              --            36,179
                                   -------       ------      ----            ----          --------
          Total...                 $39,658       $7,794      $ 35            $ --          $ 47,417
                                   =======       ======      ====            ====          ========


   Year ended September 25, 1993:
     Land and improvements...      $ 1,539       $  189      $ --            $ --          $  1,728
     Buildings...                    9,699        1,286        60              --            10,925
     Machinery and equipment...     36,179        7,113       699              --            42,593
                                   -------       ------      ----            ----          --------
          Total...                 $47,417       $8,588      $759            $ --          $ 55,246
                                   =======       ======      ====            ====          ========

   Year ended September 30, 1994:
     Land and improvements...      $ 1,728       $  189      $   --          $ --          $  1,917
     Buildings...                   10,925        1,634           9            --            12,550
     Machinery and equipment...     42,593        7,309       1,158           (15)           48,729
                                   -------       ------      ------          ----          --------
          Total...                 $55,246       $9,132      $1,167          $(15)         $ 63,196
                                   =======       ======      ======          =====         ========



                                                           SCHEDULE VIII


                            OSHKOSH TRUCK CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS


   Years Ended September 30, 1994, September 25, 1993, and September 30, 1992
                                 (In Thousands)




                                   Balance at       Additions
                                   Beginning        Charged to                     Balance at
   Classification                   of Year         Expense        Reductions*     End of Year

   Receivables -
     Allowance for doubtful
      accounts:

        1992..........              $1,148           $456          ($128)            $1,476
                                    ======           ====          ======            ======

        1993..........              $1,476           $149          ($948)            $  677
                                    ======           ====          ======            ======

        1994..........              $  677           $128          ($274)            $  53
                                    ======           ====          ======

   * Represents amounts written off to the reserve, net of recoveries.


                                                                SCHEDULE IX


                                                      OSHKOSH TRUCK CORPORATION
                                                        SHORT-TERM BORROWINGS


                             Years Ended September 30, 1994, September 25, 1993, and September 30 1992
                                                           (In Thousands)

                                                                                                    Weighted
                                                                                                    Average
                                                Weighted          Maximum           Average         Interest
                                                Average            Amount           Amount            Rate
                                                Interest         Outstanding      Outstanding       Incurred
   Category of Aggregate      Balance at       Rate at End       During the       During the        During
   Short-Term Borrowings      End of Year        of Year            Year             Year          the Year
   -----------------------------------------------------------------------------------------------------------
   Year ended September 30,
    1992:
     Notes Payable to banks...    --               --             $59,100          $34,000           6.20%

   Year ended September 25,
    1993:
     Notes Payable to banks...    --               --                  --               --            --

   Year ended September 30,
    1994:
     Notes Payable to banks...    --               --                  --               --            --


                                  EXHIBIT INDEX

                               Exhibits
    3.1  Restated Articles of Incorporation *
    3.2  Bylaws of the company, as amended *****
    4.1  Credit Agreement #
    4.2  Credit Agreement amendments through October 15, 1993 ###
    4.3 Credit Agreement Amendments from October 16, 1993 through September 30, 1994
   10.2 Lease with Cadence Company (formerly Mosling Realty Company) and related documents *
   10.3 1990 Incentive Stock Plan for Key Employees, as amended (through April 25, 1994)@
   10.4  Form of Key Employee Employment and Severance Agreement with Messrs.
         R. E. Goodson, Chairman & Chief Executive Officer (CEO) and F. S. Schulte, Vice President and Chief Financial Officer (CFO) **@
   10.5  Lease with Lake Aire Development, Inc. ###
   10.6 Employment Agreement with R. E. Goodson, Chairman & CEO as of April 16, 1990 ****@
   10.7  Restricted stock grant to R. E. Goodson, Chairman & CEO ****@
   10.8  Incentive Stock Option Agreement to R. E. Goodson, Chairman &
         CEO ****@
   10.9 Employment Agreement with R. E. Goodson, Chairman & CEO as of April 16, 1992 ##@
   10.11 Lease extension with Lake Aire Development, Inc. dated April 21,
         1994
   10.12 1994 Long-Term Incentive Compensation Plan dated March 29,
         1994@
   10.13 Form of Key Employees Employment and Severance Agreement with Messrs. R.G. Bohn, P.C. Hollowell, and M.J. Zolnowski@
   11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the company's Annual Report to Shareholders for the fiscal year ended September 30, 1994)
   13. 1994 Annual Report to Shareholders, to the extent incorporated herein by reference
   23. Consent of Ernst & Young LLP (contained in Consent of Independent Auditors, which accompanies financial statement schedules)
   27.   Financial Data Schedule

   *Previously filed and incorporated by reference to the company's Form S-1 registration statement filed August 22, 1985, and amended September 27, 1985, and October 2, 1985 (Reg. No. 2-99817).
   **Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1987.
   ***Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1989.
   ****Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1990.
   *****Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1991.
   # Previously filed and incorporated by reference to the company's form 10-Q for the quarter ended March 31, 1992.
   ## Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1992.
   ### Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 25, 1993.
   @ Denotes a management contract or compensatory plan or arrangement.