Form 10-Q
period 1994-12-31
OSHKOSH TRUCK CORP
filed 1995-02-14
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   (Mark One)
   (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended December 31, 1994

                                       or

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock Outstanding as of December 31, 1994:   449,370

   Class B Common Stock Outstanding as of December 31, 1994: 8,261,928

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                           FOR QUARTER ENDED 12/31/94



                                                               Page

   PART I.        Financial Information

        Item 1.   Financial Statements

                  Consolidated Balance Sheet . . . . . . . .      3

                  Consolidated Statement of Operations . . .      4

                  Consolidated Statement of Cash Flows . . .      5

                  Notes to Consolidated Financial Statements   6, 7

        Item 2.   Management's Discussion and Analysis of
                  Results of Operations and Financial
                  Condition. . . . . . . . . . . . . . . . .  8, 9, 10

   PART II.       Other Information. . . . . . . . . . . . .     11

   Signatures. . . . . . . . . . . . . . . . . . . . . . . .     11

                            OSHKOSH TRUCK CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (In thousands except share and per share amounts)

                                            12/31/94        9/30/94
   ASSETS                                  (unaudited)
   Current assets:
     Cash and cash equivalents             $ 18,326       $ 15,836

     Receivables (Note 6)                    50,971         65,926
     Inventories (Note 2)                    59,512         54,909
     Prepaid expenses                         4,363          6,334
     Refundable income taxes                      -            801
     Deferred income taxes                    9,311          8,156
                                           --------       --------
        Total current assets                142,483        151,962
   Deferred charges                           3,008          2,884
   Deferred income taxes                        626            626
   Other assets (Note 6)                     17,543         10,887
   Property, plant, & equipment, at cost:
     Land and improvements                    7,954          7,944
     Buildings                               34,579         34,364
     Machinery and equipment                 72,271         71,389
                                           --------       --------
                                            114,804        113,697
     Less accumulated depreciation           65,102         63,196
                                           --------       --------
     Net property, plant and equipment       49,702         50,501
                                           --------       --------
   Total assets                            $213,362       $216,860
                                           ========       ========
   LIABILITIES AND
    SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                      $ 32,869       $ 37,973
     Federal excise taxes                     2,764          1,550
     Payroll-related obligations              4,789          6,484
     Accrued warranty                         6,198          6,788
     Income taxes                             2,282              -
     Other liabilities                       18,128         17,157
                                           --------       --------
        Total current liabilities            67,030         69,952
   Long-term debt (Note 3)                    8,704          8,737
   Postretirement benefit obligations         8,337          8,159
   Other long-term liabilities                8,070          8,454
   Shareholders' equity:
     Preferred stock, par value $.01 per
       share, authorized 2,000,000 shares,
       none issued                               -               -
     Common stock, par value $.01 per share:
       Class A, authorized 1,000,000
        shares, issued and outstanding
        449,370 shares                            4              4
       Class B, authorized 18,000,000

        shares, issued 8,558,795 shares          86            86
       Additional paid-in capital             7,666          7,623
       Retained earnings                    117,320        116,890
                                           --------       --------
                                            125,076        124,603
       Less: Cost of Class B common stock
        in treasury; 296,867 and 300,367
        shares at 12/31/94 and 9/30/94,
        respectively                          2,562          2,591
       Pension liability adjustment             454            454
       Cumulative translation adjustment        839              -
                                           --------       --------
        Total shareholders' equity          121,221        121,558
                                           --------       --------
   Total liabilities and shareholders'
     equity                                $213,362       $216,860
                                           ========       ========
   See notes to consolidated financial statements

                            OSHKOSH TRUCK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited/in thousands except per share amounts)


                                                Three months ended
                                                12/31/94  12/25/93

   Net shipments                                $112,308  $162,325

   Cost of goods sold                             97,496   143,115
                                                --------  --------
   Gross profit                                   14,812    19,210

   Operating expenses:
     Selling, general & administrative             9,517    10,890
     Engineering, research & development           2,088     2,368
                                                --------  --------
   Total operating expenses                       11,605    13,258

   Income from operations                          3,207     5,952

   Other income (expense):
     Interest expense                               (303)     (450)
     Interest income                                 249       198

     Miscellaneous, net                             (428)      (23)
                                                --------  --------
                                                    (482)     (275)
                                                --------  --------
   Income before income taxes                      2,725     5,677

   Provision for income taxes                      1,214     2,214
                                                --------  --------
   Net income                                   $  1,511  $  3,463
                                                ========  ========

   Net income per common share                     $0.17     $0.40
                                                   =====    ======

   Cash dividends per common share:
     Class A                                    $0.10875  $0.10875
     Class B                                    $0.12500  $0.12500

                            OSHKOSH TRUCK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited/In thousands)


                                                Three months ended
                                                12/31/94  12/25/93

   Operating activities:
     Net income                                 $ 1,511   $ 3,463
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization            2,225     2,318
         Deferred income taxes                   (1,155)        -
         Changes in operating assets and
           liabilities                            2,130    31,782
                                                -------   -------
     Total adjustments                            3,200    34,100
                                                -------   -------
   Net cash provided by operating activities      4,711    37,563
                                                -------   -------
   Investing activities:
     Additions to property, plant &
       equipment                                 (1,180)   (1,317)

     (Increase) decrease in other assets             44      (444)
                                                -------   -------
   Net cash used by investing activities         (1,136)   (1,761)
                                                -------   -------
   Financing activities:
     Net payments on lines of credit                (33)  (34,776)
     Sale of common stock from treasury              29        12
     Dividends paid                              (1,081)   (1,079)
                                                -------   -------
   Net cash used by financing activities         (1,085)  (35,843)
                                                -------   -------
   Increase (decrease) in cash and
     cash equivalents                             2,490       (41)

   Cash and cash equivalents at
     beginning of period                         15,836       592
                                                -------   -------
   Cash and cash equivalents at
     end of period                              $18,326   $   551
                                                =======   =======

   Supplementary disclosures:
     Cash paid for interest                     $   307   $   518
     Cash paid (refunded) for income taxes      $  (714)  $ 1,685




   See notes to consolidated financial statements

                            OSHKOSH TRUCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)


   NOTE 1 BASIS OF PRESENTATION

   The consolidated financial statements included herein have been prepared by the company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of company management, necessary to present fairly the financial position as of December 31, 1994 and September 30, 1994, the results of operations for the three month periods ended December 31, 1994 and December 25, 1993, and cash flows for the three month periods ended December 31, 1994 and December 25, 1993.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the company's 1994 annual report to shareholders.

   NOTE 2 INVENTORIES

   Inventories consist of the following:

                                      12/31/94       9/30/94

   Finished products                  $10,173        $12,618
   Products in process                 11,655          9,572
   Raw material                        44,021         38,931
                                      -------        -------
                                       65,849         61,121

   Less: allowance for reduction to
     LIFO cost                          6,337          6,212
                                      -------        -------
                                      $59,512        $54,909
                                      =======        =======


   NOTE 3 LONG-TERM DEBT

   Long-term debt consists of the following:

                                      12/31/94       9/30/94

   Industrial Revenue Bonds           $ 8,700        $ 8,700
   Other                                    4             37
                                      -------        -------
                                      $ 8,704        $ 8,737
                                      =======        =======

   NOTE 4 NET INCOME PER COMMON SHARE

   Net income per common share is computed by dividing net income by the weighted average number of shares outstanding. Average number of shares outstanding was 8,709,148 and 8,688,121, respectively, for the three month periods ended December 31, 1994 and December 25, 1993. Stock options were not dilutive in either period.

   NOTE 5 RECLASSIFICATIONS

   Certain reclassifications have been made to the 1994 fiscal year consolidated financial statements to conform to the 1995 fiscal year presentation.

   NOTE 6 CUMULATIVE TRANSLATION ADJUSTMENT

   The company reclassified its $7,800,000 short-term note receivable due from its 45% owned joint venture in Mexico, previously reported as "receivables", into "other assets" as advances and investment in the joint venture. This non-cash transaction is not reflected in the consolidated statement of cash flows for the three month period ended December 31, 1994. As a result of the devaluation of the peso the company recorded as a component of shareholder's equity at December 31, 1994 a cumulative translation adjustment for its portion of the joint venture's transaction losses, as settlement is not planned or anticipated in the foreseeable future.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
   __________________________________________________________________

   Results of Operations
   For the Three Months Ended December 1994
   Compared to the Three Months Ended December 1993

        Net shipments for the three months ended December 31, 1994 were $112.3 million, a decrease of $50.0 million, or 30.8% from shipments of $162.3 million during the first quarter of the 1994 fiscal year.

        The company had net income of $1.5 million, or $.17 per share during the first quarter of the 1995 fiscal year compared to net income of $3.5 million, or $.40 per share in the first quarter of the 1994 fiscal year.

        The decline in net shipments and net income is due to reduced unit shipments of defense products in the current quarter as compared to a year earlier. Shipments under the Palletized Load System (PLS) contract declined in the 1995 fiscal quarter reflecting a decrease in the production rate of PLS trucks, partially offset by increased production of PLS flatracks. During the first quarter of the 1994 fiscal year the company had shipments under the Heavy Equipment Transporter (HET) contract. The HET contract was substantially completed at September 30, 1994.

        Net shipments of commercial products were $56.5 million in the first quarter of the 1995 fiscal year in comparison to $57.5 million in the first quarter of the 1994 fiscal year.

        Gross profits for the three month period ended December 31, 1994 were $14.8 million, or 13.2% of shipments compared to $19.2 million, or 11.8% of shipments during the first quarter of the 1994 fiscal year, as the defense volume decrease was partially offset by improved margins across all lines of business through improved efficiency and cost reductions.

        Operating expenses totaled $11.6 million in the 1995 fiscal year first quarter, a decline from $13.3 million during the 1994 fiscal year first quarter, and is reflective of the company's actions during the 1994 fiscal year to reduce continuing head count and overall expenditure levels in line with anticipated lower defense production volumes. As a percent of sales operating expenses were 10.3% and 8.2% in the 1995 and 1994 fiscal periods, respectively.

        Interest expense, net of interest income and other, totaled $0.5 million in the 1995 fiscal year first quarter compared to $0.3 million in the 1994 fiscal year first quarter, as reduced interest expense was more than offset by losses incurred in the company's equity of the operating results of its joint ventures in Mexico.

        The effective income tax rate was 44.6% in the 1995 fiscal year first quarter compared to 39.0% in the 1994 fiscal year first quarter, due to non-tax deductible status of losses incurred by the company's joint ventures in Mexico.

   Liquidity and Capital Resources

        Working capital was reduced to $75.5 million at December 31, 1994 in comparison to $82.0 million at September 30, 1994. This reduction is due to the company's reclassification of $7.8 million in short-term receivables from its joint venture in Mexico to long-term investment.

        The company generated favorable cash flow from operations in the current quarter of $4.7 million which funded dividend payments of $1.1 million, investments in plant, property and equipments of $1.1 million, and a $2.5 million increase in cash and cash equivalents to $18.3 million at December 31, 1994.

        The company believes its internally generated cash flow, supplemented by progress payments when applicable, and existing credit facilities will be adequate to meet the working capital and other operating and capital requirements in the foreseeable future.

   Forward Looking Information

        In January 1995 the company will begin production under a Heavy Expanded Mobility Tactical Truck (HEMTT) contract award for 300 vehicles valued at $61 million, and will complete HEMTT production in September 1995. The company had produced HEMTTs continuously from 1982 through April 1993 and in total has delivered over 14,000 of these eight wheel drive, 10 ton capacity trucks. In spite of the HEMTT production the decline in defense shipments will continue with expected future shipments in line with the current quarter.

        The company is dependent on its shipments of defense products to the U.S. Government as evidenced by shipments of 62% and 66% of total shipments during fiscal years 1994 and 1993, respectively. Substantial decreases in the company's level of defense business from the previous yearly levels could have an adverse effect on the company's profitability. The company is anticipating a lower level of sales to the U.S. Government in fiscal 1995 due to the completion of the HET contract in September 1994. The PLS contract will remain in production through August 1996. Additional orders of other vehicles could increase the rate of production or extend the period of production. The company is optimistic about its defense business prospects, and its ability to sustain a reasonable level of business into the future. The expected effect of the decline in defense shipments on operations is that profitability could be negatively impacted if the company does not take measures to decrease operating expenses. The impact a of decline in defense shipments on the liquidity of the company will be to improve liquidity due to the reduction of working capital previously required for this business. It would be inappropriate to extrapolate the shipment or net income level for the full 1995 fiscal year based on an annualization of the first quarter, as the company's commercial products shipments are typically at their lowest level in the first quarter of the fiscal year.

   Inflation

        The company believes that the risks of inflation are minimized by the nature of its businesses. All revenue derived by the company from its contracts with the U.S. Government were received under firm fixed-price contracts. The company prices major government programs and contracts on a current basis that takes into account cost increases expected to occur during performance of the contract. Generally, major suppliers receive terms from the company similar to what the company receives under its contracts with the U.S. Government. Commercial business is performed on the basis of pricing specific orders. Any impact from inflation will be minimized by the company's ability to include inflationary cost increases in prices.

   Backlog

        The company's backlog at December 31, 1994 was $498 million, compared to $512 million at September 30, 1994. The change in backlog represents delivery of products on long-term contracts net of additional funding received. Backlog on U.S. Government contracts comprises $414 million of the current backlog with the remainder being commercial.

   Environmental

        The company continues to engage in environmental monitoring activities that include both investigation and remediation. The company does not anticipate that costs relating to environmental activities will have a material adverse impact on the company's results of operations or financial condition.

                            OSHKOSH TRUCK CORPORATION
                           PART II - OTHER INFORMATION
                                    FORM 10-Q
                                DECEMBER 31, 1994



   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

   (b)  Reports on Form 8-K

        The company was not required to file a report on Form 8-K during the quarter ended December 31, 1994.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OSHKOSH TRUCK CORPORATION

   DATE:  February 14, 1995        /s/  R. Eugene Goodson
                                 R. Eugene Goodson
                                 Chairman and Chief Executive Officer



   DATE:  February 14, 1995       /s/  Fred S. Schulte
                                 Fred S. Schulte
                                 Vice President, Chief Financial
                                 Officer and Treasurer

                                  EXHIBIT INDEX


   Exhibit No.         Description

     27                Financial Data Schedule