Form 10-Q
period 1995-04-01
OSHKOSH TRUCK CORP
filed 1995-05-15
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   (Mark One)
   (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended April 1, 1995

                                       or

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock Outstanding as of April 1, 1995:     449,370

   Class B Common Stock Outstanding as of April 1, 1995:   8,262,595

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                           FOR QUARTER ENDED 04/01/95



                                                               Page

   PART I.        Financial Information

        Item 1.   Financial Statements

                  Consolidated Balance Sheet . . . . . . . .      3

                  Consolidated Statement of Operations . . .      4

                  Condensed Consolidated Statement of
                  Cash Flows . . . . . . . . . . . . . . . .      5

                  Notes to Consolidated Financial Statements   6, 7

        Item 2.   Management's Discussion and Analysis of
                  Results of Operations and Financial
                  Condition. . . . . . . . . . . . . 8, 9, 10, 11, 12

   PART II.       Other Information. . . . . . . . . . . . .     13

   Signatures. . . . . . . . . . . . . . . . . . . . . . . .     13

                            OSHKOSH TRUCK CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (In thousands except share and per share amounts)

                                            04/01/95       09/30/94
   ASSETS                                  (unaudited)
   Current assets:
     Cash                                  $    381       $ 15,836
     Receivables                             74,003         65,926
     Inventories (Note 2)                    71,284         54,909
     Prepaid expenses                         3,636          6,334
     Refundable income taxes                     --            801
     Deferred income taxes                    9,311          8,156
                                           --------       --------
        Total current assets                158,615        151,962
   Deferred charges                           2,774          2,884
   Deferred income taxes                        626            626
   Other assets                              16,410         10,887
   Property, plant, & equipment,
    at cost:
     Land & improvements                      7,954          7,944
     Buildings                               34,801         34,364
     Machinery & equipment                   73,629         71,389
                                           --------       --------
                                            116,384        113,697
     Less accumulated depreciation           66,974         63,196
                                           --------       --------
     Net property, plant & equipment         49,410         50,501
                                           --------       --------
   Total assets                            $227,835       $216,860
                                           ========       ========
   LIABILITIES AND
    SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                      $ 41,961       $ 37,973
     Federal excise taxes                     3,140          1,550
     Payroll-related obligations              6,783          6,484
     Accrued warranty                         5,921          6,788
     Income taxes                             1,911             --
     Other liabilities                       19,734         17,157
                                           --------       --------
        Total current liabilities            79,450         69,952
   Long-term debt (Note 3)                   11,200          8,737
   Postretirement benefit obligations         8,509          8,159
   Other long-term liabilities                7,716          8,454
   Shareholders' equity:
     Preferred stock, par value $.01
       per share, authorized 2,000,000
       shares, none issued                      --             --

     Common stock, par value $.01 per share:
       Class A, authorized 1,000,000
        shares, issued and outstanding
        449,370 shares                            4              4
       Class B, authorized 18,000,000
        shares, issued 8,558,795 shares          86             86
       Additional paid-in capital             7,709          7,623
       Retained earnings                    117,577        116,890
                                           --------       --------
                                            125,376        124,603
       Less: Cost of Class B common stock
        in treasury; 296,200 and 300,367
        shares at 04/01/95 and 9/30/94,
        respectively                          2,556          2,591
       Pension liability adjustment             454            454
       Cumulative translation adjustment      1,406             --
                                           --------       --------
   Total shareholders' equity               120,960        121,558
                                           --------       --------
   Total liabilities and
    shareholders' equity                   $227,835       $216,860
                                           ========       ========

                            OSHKOSH TRUCK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited/In thousands except per share amounts)



                                 Three months ended   Six months ended
                                 04/01/95  03/26/94  04/01/95  03/26/94


   Net shipments                 $129,274  $192,891  $241,582  $355,216

   Cost of goods sold             112,350   170,873   209,846   313,988
                                 --------  --------  --------  --------
   Gross profit                    16,924    22,018    31,736    41,228

   Operating expenses:
     Selling, general &
       administrative              11,343    15,464    20,860    26,354
     Engineering, research &
       development                  2,098     1,756     4,186     4,124
                                 --------  --------  --------  --------
   Total operating expenses        13,441    17,220    25,046    30,478
                                 --------  --------  --------  --------
   Income from operations           3,483     4,798     6,690    10,750

   Other income (expense):
     Interest expense                (495)     (558)     (798)   (1,008)
     Interest income                  153       140       402       338
     Miscellaneous, net              (630)      143    (1,058)      120
                                 --------  --------  --------  --------
                                     (972)     (275)   (1,454)     (550)
                                 --------  --------  --------  --------
   Income before income
    taxes                           2,511     4,523     5,236    10,200

   Provision for income
    taxes                           1,172     1,764     2,386     3,978
                                 --------  --------  --------  --------
   Net income                    $  1,339  $  2,759  $  2,850  $  6,222
                                 ========  ========  ========  ========

   Net earnings per
    common share                    $0.16     $0.32     $0.33     $0.72

   Cash dividends per
    common share:
     Class A                     $0.10875  $0.10875  $0.21750  $0.21750
     Class B                     $0.12500  $0.12500  $0.25000  $0.25000

                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited/In thousands)

                                                 Six months ended
                                                04/01/95  03/26/94

   Operating activities:
     Net income                                 $ 2,850    $6,222
     Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities:
         Depreciation and amortization            4,517     4,768
         Deferred income taxes                   (1,155)   (3,137)

         Other                                       21        11
         Changes in operating assets and
           liabilities                          (19,448)   17,666
                                                -------   -------
     Total adjustments                          (16,065)   19,308
                                                -------   -------
   Net cash provided (used) by operating
     activities                                 (13,215)   25,530
                                                -------   -------
   Investing activities:
     Additions to property, plant &
       equipment                                 (2,915)   (2,797)
     (Increase) decrease in other assets            339      (254)
                                                -------   -------
   Net cash used by investing activities         (2,576)   (3,051)
                                                -------   -------
   Financing activities:
     Net borrowings (payments) on
       lines of credit                            2,463   (20,921)
     Sale of common stock from treasury              36       198
     Dividends paid                              (2,163)   (2,158)
                                                -------   -------
   Net cash provided (used) by
     financing activities                           336   (22,881)
                                                -------   -------
   Decrease in cash and cash equivalents        (15,455)     (402)

   Cash at beginning of period                   15,836       592
                                                -------   -------
   Cash at end of period                        $   381   $   190
                                                =======   =======

   Supplementary disclosures:
     Cash paid for interest                     $   804   $ 1,051
     Cash paid for income taxes                 $   829   $ 7,729

                            OSHKOSH TRUCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share amounts)

   NOTE 1 BASIS OF PRESENTATION

   The consolidated financial statements included herein have been prepared by the company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of company management, necessary to present fairly the financial position as of April 1, 1995 and September 30, 1994, the results of operations for the three and six month periods ended April 1, 1995 and March 26, 1994, and cash flows for the six month periods ended April 1, 1995 and March 26, 1994.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's 1994 annual report to shareholders.

   NOTE 2 INVENTORIES

   Inventories consist of the following:

                                      04/01/95       09/30/94
   Finished products                  $ 8,459        $12,618
   Products in process                 17,899          9,572
   Raw material                        52,300         38,931
                                      -------        -------
                                       78,658         61,121
   Less:

   Progress payments on U.S.
      Government contracts                912             --
   Allowance for reduction to
     LIFO cost                          6,462          6,212
                                      -------        -------
                                      $71,284        $54,909
                                      =======        =======

   Title to all inventories related to U.S. Government contracts which provide for progress payments vests in the U.S. Government to the extent of unliquidated progress payments.

   NOTE 3 LONG-TERM DEBT

   Long-Term Debt consists of the following:

                                      04/01/95       09/30/94
   Revolving Credit Facility          $ 2,500        $    --
   Industrial Revenue Bonds             8,700          8,700
   Other                                   --             37
                                      -------        -------
                                      $11,200        $ 8,737
                                      =======        =======


   NOTE 4 NET INCOME PER COMMON SHARE

   Net income per common share is computed by dividing net income by the weighted average number of shares outstanding. Average number of shares outstanding was 8,711,342 and 8,697,221, respectively, for the three month periods and was 8,710,239 and 8,692,671, respectively, for the six month periods ended April 1,1995 and March 26, 1994. Stock options are not presently dilutive.

   NOTE 5 RECLASSIFICATIONS

   Certain reclassifications have been made to the 1994 condensed consolidated financial statements to conform to the 1995 presentation.

   NOTE 6 CUMULATIVE TRANSLATION ADJUSTMENT

   The company reclassified its $7,800,000 short-term note receivable due from its 45% owned joint venture in Mexico, previously reported as "receivables", into "other assets" as advances and investment in the joint venture. This non-cash transaction is not reflected in the consolidated statement of cash flows for the six month period ended April 1, 1995. As a result of the devaluation of the peso the company recorded as a component of shareholders' equity at April 1, 1995 a cumulative translation adjustment for its portion of the joint venture's transaction losses, as settlement is not planned or anticipated in the foreseeable future.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           ___________________________________________________________


   Results of Operations
   For the Three Months Ended March 1995

   Compared to the Three Months Ended March 1994

   Net shipments for the three months ended March 1995 were $129.3 million, a decrease of $63.6 million, or 33.0% from shipments of $192.9 million during the second quarter for the 1994 fiscal year.

   The company had net income of $1.3 million, or $.16 per share during the second quarter of its 1995 fiscal year compared to net income of $2.8 million, or $.32 per share during the second quarter of its 1994 fiscal year.

   The decline in net shipments and net income is due to reduced unit shipments of defense products in the current quarter as compared to a year earlier. Shipments under the Palletized Load System (PLS) contract declined in the 1995 fiscal quarter reflecting a decrease in the production rate of PLS trucks, partially offset by increased production of PLS flatracks. During the second quarter of the 1994 fiscal year the company had shipments under the Heavy Equipment Transporter (HET) contract. The HET contract was substantially completed at September 30, 1994.

   Net shipments of commercial products were $75.0 million in the second quarter of the 1995 fiscal year in comparison to $76.2 million in the same quarter of the 1994 fiscal year. Compared to a year ago unit shipments of construction vehicles improved, but were offset by lower motorhome chassis shipments due to an unanticipated production gap caused by a delay in a major customer's new product introduction. Virtually all of the company's revenues are derived from firm customer orders prior to commencing production

   Gross profits for the three month period ended March 1995 were $16.9 million, or 13.1% of shipments compared to $22.0 million, or 11.5% of shipments during the second quarter of the 1994 fiscal year, as the defense volume decrease was partially offset by improved margins across all lines of business through improved efficiency and cost reductions.

   Operating expenses totaled $13.4 million in the 1995 fiscal year second quarter, a decline from $17.2 million during the 1994 fiscal year second quarter, and is reflective of the company's actions during the 1994 fiscal year to reduce continuing head count and overall expenditure levels in line with anticipated lower defense production volumes. The second quarter of the 1994 fiscal year includes charges of $3.3 million associated with work force reductions relating to reduced defense business. As a percent of sales operating expenses were 10.4 and 9.0% in the 1995 and 1994 fiscal periods, respectively.

   Interest expense, net of interest income and other expense, totaled $1.0 million in the 1995 fiscal year second quarter compared to $0.3 million in the 1994 fiscal year second quarter, as reduced interest expense was more than offset by other expenses from the company's equity interest in the operating losses incurred by its joint venture in Mexico. These losses are primarily the result of the significant peso devaluation that has occurred beginning mid December 1994.

   The effective income tax rate was 46.7% in the 1995 fiscal year second quarter compared to 39.0% in the 1994 fiscal year second quarter due to the non-tax deductible status of losses incurred by the company's joint ventures in Mexico.

   Results of Operations
   For the Six Months Ended March 1995
   Compared to the Six Months Ended March 1994

   Net shipments for the six months ended March 1995 were $241.6 million, a decrease of $113.6 million, or 32.0% from shipments of $355.2 million during the first half of the 1994 fiscal year.

   The company had net income of $2.8 million, or $.33 per share during the first half of the 1995 fiscal year compared to net income of $6.2 million, or $.72 per share in the first half of the 1994 fiscal year.

   The decline in net shipments and net income is due to reduced unit shipments of defense products in the current period as compared to a year earlier. Shipments under the Palletized Load System (PLS) contract declined in the 1995 fiscal period reflecting a decrease in the production rate of PLS trucks, partially offset by increased production of PLS flatracks. During the first half of the 1994 fiscal year the company had shipments under the Heavy Equipment Transporter (HET) contract. The HET contract was substantially completed at September 30, 1994.

   Net shipments of commercial products increased to $126.2 million in the first half of the 1995 fiscal year in comparison to $125.0 million in the first half of the 1994 fiscal year. Compared to a year ago unit shipments of construction vehicles improved, but were offset by lower motorhome chassis shipments due to an unanticipated production gap caused by a delay in a major customer's new product introduction. Virtually all of the company's revenues are derived from firm customer orders prior to commencing production.

   Gross profits for the six month period ended March 1995 were $31.7 million, or 13.1% of shipments compared to $41.2 million, or 11.6% of shipments during the first half of the 1994 fiscal year, as the defense volume decrease was partially offset by improved margins across all lines of business through improved efficiency and cost.

   Operating expenses totaled $25.0 million in the 1995 fiscal year first half, a decline from $30.5 million during the 1994 fiscal year first half, and is reflective of the company's actions during the 1994 fiscal year to reduce continuing head count and overall expenditure levels in line with anticipated lower defense production volumes. The 1994 fiscal period includes $3.3 million for non-recurring charges associated with workforce reductions related to reduced defense business. As a percent of sales operating expenses were 10.4% and 8.6% in the 1995 and 1994 fiscal periods, respectively.

   Interest expense, net of interest income and other, totaled $1.5 million in the 1995 fiscal year first half compared to $0.5 million in the 1994 fiscal year first half, as reduced interest expense was more than offset by other expenses from the equity interest in the operating losses incurred by the company's joint venture in Mexico. These losses are primarily the result of the significant peso devaluation that has occurred beginning mid December 1994.

   The effective income tax rate was 45.6% in the 1995 fiscal year first half compared to 39.0% in the 1994 fiscal year first half, due to non-tax deductible status of losses incurred by the company's joint ventures in Mexico.

   Liquidity and Capital Resources

   Working capital was reduced to $79.2 million at the end of the 1995 fiscal year second quarter in comparison to $82.0 million at September 30, 1994. This reduction is a combination of the company's conversion of $7.8 million in short-term receivables from its joint venture in Mexico into additional long-term investment, offset by increased working capital associated with higher seasonal volumes in the company's commercial businesses.

   The company's operations in the six month period ending March 1995 had working capital expansion of $20.6 million resulting in working capital used by operations of $13.2 million, net of income and non-cash charges. Additions to property, plant, and equipment, net of a decrease in other assets was $2.6 million. Dividend payments were $2.2 million, with borrowings of $2.5 million.

   On February 20, 1995 the company negotiated a new credit agreement with its bank group reducing its credit facility from $85 million to $45 million. The facility allows the company to borrow at various rates equivalent to, or less than, the current prime rate of Firstar Bank. The agreement contains various restructive covenants under which the company must meet certain financial ratio tests and has some restrictions relative to the payment of dividends, acquisitions and other indebtedness. The company is in compliance with all restrictive covenants.

   The company believes its internally generated cash flow, supplemented by progress payments when applicable, and the existing credit facilities will be adequate to meet working capital and other operating and capital requirements in the foreseeable future.

   Forward Looking Information

   In January 1995 the company began production under a Heavy Expanded Mobility Tactical Truck (HEMTT) contract award for 384 vehicles valued at $82.2 million, and will complete HEMTT production in December 1995. The company had produced HEMTTs continuously from 1982 through April 1993 and in total has delivered over 14,000 of these eight wheel drive, 10 ton capacity trucks. In spite of the HEMTT production the decline in defense shipments will continue with expected future shipments in line with the current quarter.

   The company is dependent on its shipments of defense products to the U.S. Government as evidenced by shipments of 62% and 66% of total shipments during fiscal 1994 and 1993, respectively. Substantial decreases in the company's level of defense business from the current level could have an adverse effect on the company's profitability. The company is anticipating a lower level of sales to the U.S. Government in fiscal 1995 due to the completion of the HET contract in September 1994. The PLS contract will remain in production through August 1996 at the current rate.

   Additional orders could increase the rate of production or extend the period of production. The company remains optimistic about its defense business prospects, and its ability to sustain a reasonable level of business into the future. The expected effect of the decline in defense shipments on operations is that profitability could be negatively impacted if the company does not take measures to decrease operating expenses. The impact of a decline in defense shipments on the liquidity of the company will be to improve liquidity due to the reduction of working capital previously required for this business. It would be inappropriate to extrapolate shipments or net income levels for the full 1995 fiscal year based on an annualization of the interim 1995 fiscal year results, as the company's commercial products shipments are typically at their lowest level early in the fiscal year.

   The company entered into a letter of intent dated February 28, 1995 with Freightliner Corporation wherein the two companies will enter into a far reaching strategic alliance.

   Under the alliance, the two companies plan to:

   - expand the distribution, marketing and customer support of Oshkosh's current commercial heavy-duty specialty and vocational trucks through Freightliner and its dealer organization;

   - cooperate in the enhancement of current and development of new commercial vehicle products and certain components;

   - transfer Freightliner's specialized defense business and the assembly of some of Freightliner's severe-duty vocational business to Oshkosh;

   - effect the purchase by Freightliner of Oshkosh's chassis division, located in Gaffney, S.C. and its 45% ownership of OSHMEX. The Gaffney chassis division assembles chassis primarily for the U.S. motor home, delivery step van and bus markets, while OSHMEX is a partnership based in Mexico City that manufactures chassis for the Mexican bus market.

   As part of the alliance agreement to be negotiated, Freightliner will purchase 350,000 unissued Oshkosh B shares for $15.00 per share and will purchase warrants for 1,250,000 additional shares exercisable for $16.50 per share. Currently, there are 8,712,000 shares outstanding of Oshkosh Truck common stock. Further, Freightliner's President and CEO James L. Hebe will serve on the Oshkosh Truck Board of Directors.

   The chassis division and OSHMEX investment will be sold to Freightliner Corporation and will result in a moderate gain for Oshkosh Truck Corporation. During fiscal 1994, the chassis division totaled sales of $107 million and operating income of $2.6 million.

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

   Backlog

   The company's backlog at March 31, 1995 was $472 million, compared to $512 million at September 30, 1994. The change in backlog represents delivery of products on long-term contracts net of additional funding received. Backlog on U.S. Government contracts comprises $389 million of the current backlog with the remainder being commercial.

   Environmental

   The company continues to engage in environmental monitoring activities that include both investigation and remediation. The company does not anticipate that costs relating to environmental activities will have a material adverse impact on the company's results of operations or financial condition.

                            OSHKOSH TRUCK CORPORATION
                           PART II - OTHER INFORMATION
                                    FORM 10-Q
                                  April 1, 1995



   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit 4.1 -  Credit Agreement by and among Oshkosh Truck
                       Corporation and Firstar Bank Milwaukee, N.A., Bank One, Milwaukee, National Association, NationsBank, N.A. (Carolinas), and Harris Trust and Savings Bank, dated as of February 20, 1995

        Exhibit 27 -   Financial Data Schedule

   (b)  Reports on Form 8-K

        The company was not required to file a report on Form 8-K during the quarter ended April 1, 1995.



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

                                 OSHKOSH TRUCK CORPORATION



   DATE:                         /s/  R. Eugene Goodson
                                 R. Eugene Goodson
                                 Chairman and Chief Executive Officer



   DATE:                         /s/  Fred S. Schulte
                                 Fred S. Schulte
                                 Vice President, Chief Financial
                                 Officer and Treasurer

                                  EXHIBIT INDEX


   Exhibit No.         Description


      4.1 Credit Agreement by and among Oshkosh Truck Corporation and Firstar Bank Milwaukee, N.A., Bank One, Milwaukee, National Association, NationsBank, N.A. (Carolinas), and Harris Trust and Savings Bank, dated as of February 20, 1995

      27          Financial Data Schedule