Form 10-Q
period 1995-07-01
OSHKOSH TRUCK CORP
filed 1995-08-15
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   (Mark One)
   (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended July 1, 1995

                                       or

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
      Yes  X       No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock Outstanding as of July 1, 1995:     449,370

   Class B Common Stock Outstanding as of July 1, 1995:   8,612,595

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                           FOR QUARTER ENDED 07/01/95



                                                               Page

   PART I.        Financial Information

        Item 1.   Financial Statements

                  Consolidated Balance Sheet . . . . . . . .       3

                  Consolidated Statement of Operations . . .       4

                  Consolidated Statement of Changes in
                  Shareholder's Equity . . . . . . . . . . .       5

                  Condensed Consolidated Statement of
                  Cash Flows . . . . . . . . . . . . . . . .       6

                  Notes to Consolidated Financial Statements.  7, 8, 9

        Item 2.   Management's Discussion and Analysis of
                  Results of Operations and Financial
                  Condition. . . . . . . . . . . . . .    10, 11, 12, 13

   PART II.       Other Information. . . . . . . . . . . . .      14

   Signatures. . . . . . . . . . . . . . . . . . . . . . . .      14

                            OSHKOSH TRUCK CORPORATION

                           CONSOLIDATED BALANCE SHEET
                (In thousands except share and per share amounts)

                                            07/01/95       09/30/94
   ASSETS                                  (unaudited)
   Current assets:
     Cash                                  $ 14,397       $ 15,836
     Receivables                             69,074         57,745
     Inventories (Note 2)                    55,436         45,743
     Prepaid expenses                         4,028          6,309
     Refundable income taxes                     --            801
     Deferred income taxes                    7,071          8,156
     Net current assets of discontinued
       operations (Note 5)                    6,432          7,905
                                           --------       --------
        Total current assets                156,438        142,495
   Deferred charges                           2,607          2,884
   Deferred income taxes                        382            626
   Other assets                              13,815         10,551
   Property, plant, & equipment, at cost:
     Land & improvements                      5,521          5,495
     Buildings                               29,348         28,982
     Machinery & equipment                   68,203         64,807
                                           --------       --------
                                            103,072         99,284
     Less accumulated depreciation           62,951         57,501
                                           --------       --------
     Net property, plant & equipment         40,121         41,783
   Net noncurrent assets of discontinued
     operations (Note 5)                         --            339
                                           --------       --------
   Total assets                            $213,363       $198,678
                                           ========       ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                      $ 31,875       $ 32,580
     Federal excise taxes                     1,743          1,550
     Payroll-related obligations              6,507          5,808
     Accrued warranty                         3,243          3,820
     Income taxes                               423             --
     Other liabilities                       16,998         16,727
                                           --------       --------
        Total current liabilities            60,789         60,485
   Long-term debt                                --             37
   Postretirement benefit obligations         8,669          8,144
   Other long-term liabilities                7,232          8,454
   Net long-term liabilities of
    discontinued operations (Note 5)          3,727            --
   Shareholders' equity (Note 6):
     Preferred stock, par value $.01 per
      share, authorized 2,000,000 shares,
      none issued                               --             --
     Common stock, par value $.01 per share:
       Class A, authorized 1,000,000 shares,
        issued & outstanding 449,370 shares       4              4
       Class B, authorized 18,000,000
        shares, issued 8,908,795 shares          89             86
       Additional paid-in capital            16,323          7,623
       Retained earnings                    119,540        116,890
                                           --------       --------
                                            135,956        124,603
       Less: Cost of Class B common stock
        in treasury; 296,200 and 300,367
        shares at 07/01/95 and 9/30/94,
        respectively                          2,556          2,591
       Pension liability adjustment             454            454
                                           --------       --------
   Total shareholders' equity               132,946        121,558
                                           --------       --------
   Total liabilities and shareholders'
     equity                                $213,363       $198,678
                                           ========       ========

                            OSHKOSH TRUCK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited/In thousands except per share amounts)



                                      Three months ended   Nine months ended
                                      07/01/95  06/25/94  07/01/95  06/25/94


   Net shipments                      $126,400  $155,938  $329,257  $451,147
   Cost of goods sold                  109,200   136,978   285,209   397,810
                                      --------  --------  --------  --------
   Gross profit                         17,200    18,960    44,048    53,337

   Operating expenses:
     Selling, general &
       administrative                    9,199    10,480    25,319    31,719
     Engineering, research &
       development                       1,226     1,596     4,354     4,982
                                      --------  --------  --------  --------
   Total operating expenses             10,425    12,076    29,673    36,701
                                      --------  --------  --------  --------
   Income from operations                6,775     6,884    14,375    16,636

   Other income (expense):
     Interest expense                     (212)     (199)     (491)     (718)
     Interest income                        73        23       456       143
     Miscellaneous, net                     28       159      (486)      280
                                      --------  --------  --------  --------
                                          (111)      (17)     (521)     (295)
                                      --------  --------  --------  --------
   Income from continuing
    operations before income
    taxes                                6,664     6,867    13,854    16,341
   Provision for income taxes            2,566     2,592     5,495     6,287
                                      --------  --------  --------  --------
   Income from continuing
    operations                           4,098     4,275     8,359    10,054

   Discontinued operations (Note 5):
      Loss from discontinued
        operations net of income
        tax benefit                     (1,245)     (601)   (2,656)     (158)
      Gain on disposal of operations
       net of income taxes                 235        --       235        --
                                      --------   -------  --------  --------
   Net income                         $  3,088  $  3,674  $  5,938  $  9,896
                                      ========  ========  ========  ========

   Net earnings per common share:
      From continuing operations      $   0.46  $   0.49  $   0.96  $   1.16
      Discontinued operations            (0.11)    (0.07)    (0.28)    (0.02)
                                      --------  --------  --------  --------
   Net earnings per common share      $   0.35  $   0.42  $   0.68  $   1.14
                                      ========  ========  ========  =========

   Cash dividends per common share:
     Class A                          $0.10875  $0.10875  $0.32625  $0.32625
     Class B                          $0.12500  $0.12500  $0.37500  $0.37500

                            OSHKOSH TRUCK CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  JULY 1, 1995

                                                                            Cost of
                                                Additional                  Common     Pension
                              Common Stock        Paid-in      Retained    Stock in    Liability
                            Class A   Class B     Capital      Earnings    Treasury    Adjustment   Total

   Balance at 9/30/94          $4        $86      $7,623       $116,890   $(2,591)      $(454)    $121,558

   Issuance of 350,000 shares
     of common stock                       3       5,247                                             5,250
   Issuance of 1,250,000
     stock warrants                                4,187                                             4,187
   Capitalization costs and
     stock restriction fees                         (863)                                             (863)
   Exercise of stock options                           1                       35                       36
   Unearned compensation                             128                                               128
   Net income                                                     5,938                              5,938
   Cash dividends                                                (3,288)                            (3,288)
                            -----     -----     --------       --------  ---------      ------    ---------
   Balance at 7/1/95           $4       $89      $16,323       $119,540   $(2,556)      $(454)     $32,946
                            =====     =====      =======       ========   ========      ======    ========

                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited/In thousands)

                                                 Nine months ended
                                                07/01/95  06/25/94

   Operating activities:
     Net income                                 $ 8,359    $10,054
     Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities:
         Depreciation and amortization            6,225      6,601
         Deferred income taxes                    1,329     (3,222)
         Other                                       26        185
         Changes in operating assets and
           liabilities                          (25,771)    34,001
                                                -------   --------
     Total adjustments                          (18,191)    37,565
                                                -------   --------
   Net cash provided (used) by operating
     activities                                  (9,832)    47,619
                                                -------   --------
   Net cash from discontinued operations          7,680     (3,745)

   Investing activities:
     Additions to property, plant &
       equipment                                 (3,818)    (3,474)
     Increase in other assets                      (797)      (607)
                                                -------   --------
   Net cash used by investing activities         (4,615)    (4,081)

   Financing activities:
     Net payments on lines of credit                (37)   (37,010)
     Issuance of common stock and common stock
      warrants, net of capitalization costs       9,074         --
     Stock restriction agreement                   (500)        --
     Sale of common stock from treasury              36        197
     Dividends paid                              (3,245)    (3,236)
                                                -------   --------
   Net cash provided (used) by
     financing activities                         5,328    (40,049)
                                                -------   --------
   Decrease in cash and cash equivalents         (1,439)      (256)

   Cash at beginning of period                   15,836        592
                                                -------   --------
   Cash at end of period                        $14,397   $    336
                                                =======   ========

   Supplementary disclosures:
     Cash paid for interest:
       Continuing operations                    $   585   $    790
       Discontinued operations                  $   709   $    780
     Cash paid for income taxes                 $   961   $  9,383

                            OSHKOSH TRUCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share amounts)

   NOTE 1 BASIS OF PRESENTATION

   The consolidated financial statements included herein have been prepared by the company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of company management, necessary to present fairly the financial position as of July 1, 1995 and September 30, 1994, the results of operations for the three and nine month periods ended July 1, 1995 and June 25, 1994, and cash flows for the nine month periods ended July 1, 1995 and June 25, 1994.

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

   NOTE 2 INVENTORIES

   Inventories consist of the following:

                                      07/01/95       09/30/94

   Finished products                  $ 5,520        $ 8,593
   Products in process                 12,900          9,191
   Raw material                        43,602         34,171
                                      -------        -------
                                       62,022         51,955
   Less:

   Progress payments on U.S.
      Government contracts                 82             --
   Allowance for reduction to
     LIFO cost                          6,504          6,212
                                      -------        -------
                                      $55,436        $45,743
                                      =======        =======

   Title to all inventories related to U.S. Government contracts which provide for progress payments vests in the U.S. Government to the extent of unliquidated progress payments.

   NOTE 3 NET INCOME PER COMMON SHARE

   Net income per common share is computed by dividing net income by the weighted average number of shares outstanding. Average number of shares outstanding was 8,827,350 and 8,706,298, respectively, for the three month periods and was 8,749,133 and 8,687,213, respectively, for the nine month periods ended July 1,1995 and June 25, 1994. Stock options are not presently dilutive.


   NOTE 4 RECLASSIFICATIONS

   Certain reclassifications have been made to the 1994 condensed consolidated financial statements to conform to the 1995 presentation.

   The company reclassified its $7,800,000 short-term note receivable due from its 45% owned joint venture in Mexico, previously reported as "receivables", into "other assets" as advances and investment in the joint venture. This non-cash transaction is not reflected in the consolidated statement of cash flows for the nine month period ended July 1, 1995.

   NOTE 5 DISCONTINUED OPERATIONS

   On June 2, 1995, the company and Freightliner Corporation, a wholly-owned subsidiary of Daimler-Benz and Freightliner Chassis Corporation, a wholly-owned subsidiary of Freightliner Corporation, signed an agreement under which Freightliner Chassis Corporation acquired certain assets from the company that made up their motorhome, bus and van chassis business. The consideration, determined on an arm's length basis, included cash and the assumption by Freightliner Corporation of certain liabilities. The assets consisted of the property, plant and equipment as well as related goodwill, and did not include receivables. Inventories were purchased at cost. The liabilities assumed were for warranty liabilities related to previously produced chassis and industrial revenue bonds that were secured by the land and buildings purchased.

   The Consolidated Statement of Operations for the three and nine month periods ended July 1, 1995 and June 25, 1994, present these operations as discontinued. Net shipments of the discontinued operations were $17.1 million and $27.4 million, respectively, for the three month periods and $55.8 million and $85.6 million, respectively, for the nine month periods ended July 1, 1995 and June 25, 1994.

   The disposition generated cash proceeds of $23.6 million less payments of $10.9 million for liabilities assumed. An additional $1.3 million will be received in fiscal year 1995 with additional payments of up to $4.8 million scheduled to be paid out in 1995 and future years. Net assets and liabilities of the discontinued operations have been segregated on the Consolidated Balance Sheets from their historic classifications to separately identify them. Details of such amounts were as follows:

                                            07/01/95       09/30/94

   Receivables                             $ 8,112         $ 8,181
   Inventories                               1,598           9,166
   Prepaid expenses                             --              25
   Accounts payable                         (1,326)         (5,393)
   Payroll-related obligations                 (33)           (676)
   Accrued warranty                         (1,055)         (2,968)
   Other liabilities                          (864)           (430)
                                           -------        --------
   Net current assets of
     discontinued operations               $ 6,432         $ 7,905
                                           =======         =======

   Property, plant, and equipment-net      $    --         $ 8,718
   Other assets                                 --             336
   Long-term debt                               --          (8,700)
   Postretirement benefit obligations           --             (15)
                                           -------        --------
   Net noncurrent assets of
     discontinued operations               $    --         $   339
                                           =======         =======

   Accrued warranty                        $ 2,950         $    --
   Other liabilities                           777              --
                                           -------        --------
   Net long-term liabilities of
     discontinued operations               $ 3,727         $    --
                                           =======         =======

   NOTE 6 STOCK RESTRICTION AGREEMENT

   On June 2, 1995, the company and Freightliner Corporation ("Freightliner"), a wholly-owned subsidiary of Daimler-Benz, entered into a long-term strategic alliance. As a condition to entering into the alliance agreement. Freightliner requested J. Peter Mosling, Jr. and Stephen P. Mosling, as the two majority Class A Common Stock shareholders of the company (the "Shareholders"), to execute a letter agreement under which the Shareholders, subject to certain exceptions, would be restricted during the term of the Alliance Agreement and thereafter while Freightliner beneficially owns more than 5% of the Class B Common Stock from transferring shares of Class A Common Stock that the Shareholders hold unless such shares were first converted into shares of Class B Common Stock (the "Freightliner Letter Agreement"). The company also sought the commitment of the Shareholders to (i) take actions within their power as shareholders of the company as are necessary to effect amendments to the Restated Articles of Incorporation of the company to provide for the mandatory conversion of Class A Common Stock into Class B Common Stock at such time as the number of outstanding shares of Class A Common Stock beneficially owned by the Shareholders in the aggregate is less than a number to be agreed upon by the company and the Shareholders, which will not be less than 150,000 shares, and (ii) enter into an agreement confirming that, upon the death of the last survivor of the Shareholders, all shares of Class A Common Stock beneficially owned by the Shareholders will be converted into Class B Common Stock. To induce the Shareholders to execute the Freightliner Letter Agreement and to make the other commitments, the company has agreed to pay each of the Shareholders $250,000. The company intends to seek shareholder approval of measures relating to the Class A Common Stock as described above at the annual meeting of shareholders to be held in January 1996. At such time as the provisions are fully implemented, either before or at the deaths of both of the Shareholders, the company will have a single class of common stock.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS
   ____________________________________________________________________


   Results of Operations
   For the Three and Nine Month Periods Ended June 1995
   Compared to the Three and Nine Month Periods Ended June 1994

   The company had income from continuing operations for the third fiscal quarter ended June 1995 of $4.1 million, or $.46 per share on sales of $126.4 million. During the current quarter, the company sold its U.S. and Mexican chassis businesses to Freightliner Corporation, its new strategic partner. While the gain from the sale of its U.S. business was positive, the results of discontinued operations for the quarter were a loss of $1.0 million. Net income including discontinued operations was $3.1 million, or $.35 per share for the quarter. Income from continuing operations for the third quarter of the previous year was $4.3 million, or $.49 per share on sales of $155.9 million. Net income after a loss from discontinued operations of $0.6 million was $3.7 million during the 1994 fiscal quarter.

   For the first nine months of the 1995 fiscal year the company had income from continuing operations of $8.4 million, or $.96 per share on sales of $329.3 million. The results of discontinued operations for the nine months ended June 1995 were a loss of $2.4 million. Net income including discontinued operations was $5.9 million, or $.68 per share for the fiscal year to date. Income from continuing operations for the comparable period of the previous year was $10.1 million, or $1.16 per share on sales of $451.1 million. Net income after a loss from discontinued operations of $0.2 million, was $9.9 million or $1.14 per share during the 1994 fiscal year.

   Net shipments declined for the quarter and year to date periods ended June 1995 due to anticipated unit volume decreases in defense products. The company had completed the HET M1070 contract in September 1994 resulting in decreased shipments for the quarter and year to date periods of $39.7 million and $122.7 million, respectively. Additionally, the PLS contract production rate is lower in the 1995 fiscal year resulting in shipment decreases of $17.4 million and $46.7 million for the quarter and year to date, respectively. Offsetting these decreases was a resumption of HEMTT production which had earlier concluded midway through the 1993 fiscal year. HEMTT production added $23.1 million and $26.2 million to the quarter and year to date periods ended June 1995.

   Gross profits declined by $1.8 million and $9.3 million for the quarter and year to date, respectively, reflecting decreased volumes. Gross profit margins have improved to 13.6% and 13.4% during the fiscal 1995 quarter and year to date, respectively, compared to 12.2% and 11.8% in the fiscal 1994 quarter and year to date, respectively. These improvements are reflective of control over material costs and continuing efficiencies in the manufacturing process.

   Operating expenses decreased by $1.7 million and $7.0 million for the fiscal 1995 quarter and year to date periods as compared to 1994. In excess of $3 million of the year to date differences relates to reduction in force costs recognized in the fiscal 1994 year. The remaining decreases relate to improved efficiencies and decreased volumes.

   Interest expense net of interest income totaled $139,000 in the fiscal year 1995 third quarter compared to $176,000 in 1994. Interest expense net of interest income totaled $35,000 in the fiscal 1995 year to date result as compared to $575,000 in 1994. The improvement in the year to date result is a result of reduced working capital through the first two quarters of the 1995 fiscal year.

   Other income(expense) declined by $131,000, and $766,000 for the quarter and year to date periods, respectively, and is due to equity in the results of operations of the company's investment in a Mexican bus manufacturer.

   The effective income tax rate for the 1995 quarter and year to date were 38.5% and 39.7%, respectively, compared to 37.7% and 38.5% in the 1994 periods.

   During the current quarter the company sold its chassis manufacturing in the U.S. and its interest in a joint venture in Mexico producing chassis for the Mexican market. The results of these operations are reported as discontinued operations and result in a charge in each period reported.

   Liquidity and Capital Resources

   Working capital increased to $95.6 million at the end of the 1995 fiscal year third quarter compared to $82.0 million at September 30, 1994, primarily due to seasonal increases in inventories and receivables.

   As a result of the sale of the company's chassis operations to its strategic alliance partner Freightliner Corporation, and the purchase of stock and warrants by Freightliner Corporation, the company received cash of $22.2 million and transferred long-term debt associated with the chassis plant of $8.7 million to Freightliner Corporation.

   The company will ultimately realize additional cash flows of approximately $2.7 million as remaining assets and liabilities related to the chassis businesses are settled.

   The Board of Directors, at its regular meeting held on July 24, 1995, approved a dividend of $0.10875 per share on Class A and $0.125 per share on Class B shares, payable on August 14, 1995 to shareholders of record as of August 7, 1995.

   The board also authorized the buy back of up to one million shares of Oshkosh Truck Class B common stock.

   On June 5, 1995, the board announced an offer to holders of the company's Class A common stock to convert to B shares one for one. The Class B shares are traded on NASDAQ and enjoy a 15% higher dividend than the Class A shares. Announced also on June 5, was an understanding reached with the two majority Class A shareholders that will provide, in the long term, an orderly transition in board control from Class A to B shareholders. As a result of this understanding, Oshkosh Truck will eventually have a single class of common stock.

   On February 20, 1995 the company negotiated a new credit agreement with its bank group reducing its credit facility from $85 million to $45 million. The facility allows the company to borrow at various rates equivalent to, or less than, the current prime rate of Firstar Bank. The agreement contains various restrictive covenants under which the company must meet certain financial ratio tests and has some restrictions relative to the payment of dividends, acquisitions and other indebtedness. The company is in compliance with all restrictive covenants.

   The company believes its internally generated cash flow, supplemented by progress payments when applicable, and the existing credit facilities will be adequate to meet working capital and other operating and capital requirements in the foreseeable future.

   Forward Looking Information

   In January 1995 the company began production under a Heavy Expanded Mobility Tactical Truck (HEMTT) contract award for 440 vehicles valued at $86.1 million, and will complete HEMTT production in February 1996. The company had produced HEMTTs continuously from 1982 through April 1993 and in total has delivered over 14,000 of these eight wheel drive, 10 ton capacity trucks. In spite of the HEMTT production the decline in defense shipments will continue with expected future shipments in line with the current quarter.

   The company is dependent on its shipments of defense products to the U.S. Government as evidenced by shipments of 62% and 66% of total shipments during fiscal 1994 and 1993, respectively. Substantial decreases in the company's level of defense business from the current level could have an adverse effect on the company's profitability. The company is anticipating a lower level of sales in the U.S. Government in fiscal 1995 due to the completion of the HET contract in September 1994. The PLS contract will remain in production through August 1996 at the current rate.

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

   On June 2,1995 the company entered into a far reaching strategic alliance with Freightliner Corporation. The company is optimistic that the alliance between Oshkosh and Freightliner Corporation, a wholly-owned subsidiary of Daimler-Benz (NYSE-DAI), will give a further boost to the company's commercial and military businesses. The alliance agreement calls for Oshkosh to market certain of its commercial products through Freightliner's strong distribution system and for Oshkosh to build several series of Freightliner's specialty trucks. As part of the agreement, Freightliner will transfer its military heavy trucks to Oshkosh, broadening Oshkosh's military product line and strengthening its worldwide presence.

   The company believes its defense business is stabilizing. Opportunities obtained by winning competitive bids for military tactical trucks in the early 1990's provide a base for continuing new orders based on these products. While the average order is smaller, they are more frequent and add up to an excellent continuing business. Our trucks are being bought for a variety of applications ranging from tactical troop support to medical and engineering applications. The addition of the Freightliner military truck lines enhances the opportunity for all our defense trucks.

   The company's 1995 U.S. defense sales are projected to be $240 million compared to a high of $456 million in 1992. We believe sales near this level are sustainable for the future. During the same period of time, our shipments of commercial products rose by approximately 56% and now comprise almost half of our business.

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

   Backlog

   The company's backlog at June 30, 1995 was $359 million, compared to $512 million at September 30, 1994. The change in backlog represents delivery of products on long-term contracts net of additional funding received. Backlog on U.S. Government contracts comprises $336 million of the current backlog with the remainder being commercial.

   Environmental

   The company continues to engage in environmental monitoring activities that include both investigation and remediation. The company does not anticipate that costs relating to environmental activities will have a material adverse impact on the company's results of operations or financial condition.

   Quality

   The company recently received the International ISO 9001 quality certification. This recognition of our quality and productivity improves our competitive position worldwide. We will continue improving quality and productivity and introducing new products at an accelerating rate.

                            OSHKOSH TRUCK CORPORATION
                           PART II - OTHER INFORMATION
                                    FORM 10-Q
                                  July 1, 1995



   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit 27 -   Financial Data Schedule

   (b)  Reports on Form 8-K

        The company filed a report on Form 8-K dated June 2, 1995.



                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OSHKOSH TRUCK CORPORATION



   DATE:   August 14, 1995           /s/  R. Eugene Goodson
                                     R. Eugene Goodson
                                     Chairman and Chief Executive Officer



   DATE:  August 14, 1995            /s/  Peter F. Mueller
                                     Peter F. Mueller
                                     Corporate Controller



                                  EXHIBIT INDEX


   Exhibit No.         Description


      27               Financial Data Schedule