Form 10-K405
period 1995-09-30
OSHKOSH TRUCK CORP
filed 1995-12-29
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

   (Mark One)
   (X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended September 30, 1995, or

   ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from to

   Commission file number:  0-13886

                            Oshkosh Truck Corporation
                   (Exact name of registrant as specified in its charter)

                Wisconsin                            39-0520270
   (State of other jurisdiction of         (I.R.S. Employer Identification)
   incorporation or organization)

    P. O. Box 2566, Oshkosh, WI                                    54903-2566
   (Address of principal executive offices)                        (zip code)

   Registrant's telephone number, including area code:   (414) 235-9151
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

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of November 15, 1995:

        Class A Common Stock, $.01 par value -   No Established Market Value
        Class B Common Stock, $.01 par value -   $124,748,418

        Number of shares outstanding of each of the registrant's classes of common stock as of November 15, 1995:

        Class A Common Stock, $.01 par value -     415,733 shares
        Class B Common Stock, $.01 par value -   8,566,415 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

        Parts II and IV incorporate, by reference, portions of the Annual Report to Shareholders for the year ended September 30, 1995.

        Part III incorporates, by reference, portions of the Proxy Statement dated December 20, 1995.

                            OSHKOSH TRUCK CORPORATION

                       Index to Annual Report on Form 10-K

                          Year Ended September 30, 1995

                                                                       Page

                                     PART I.

   ITEM  1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . .     3

   ITEM  2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . .     6

   ITEM  3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . .     6

   ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS. . . . . . . . . . . . . . . . . . .    7

             EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . .    7

                                    PART II.

   ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                AND RELATED STOCKHOLDER MATTERS. . . . . . . . .         8

   ITEM  6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . .     8

   ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS. . . . . . . . . . . . . . . . . . . . .      8

   ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . .    8

   ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE. . .   8

                                    PART III.

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                OF THE REGISTRANT. . . . . . . . . . . . . . . . . .     8

   ITEM 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . .     8

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . .     9

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS . . . . . . . . . . . . . . . . . . . .     9

                                    PART IV.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . .     9

             INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . .     10

                                     PART I

   Item 1.   BUSINESS

   General

        The company engineers, manufactures and markets a broad range of specialized trucks, trailers, and proprietary parts under the "Oshkosh" trademark. As a specialized vehicle producer, the company holds a unique position in the industry, having acquired the engineering and manufacturing expertise and flexibility to profitably build specialty vehicles in competition with companies much larger than itself. Mass producers design a vehicle to serve many markets. In contrast, the company's vehicles, manufactured in low to medium production volumes, are engineered for market niches where a unique, innovative design will meet a purchaser's requirements for use in specific, usually adverse operating conditions. Many of the company's products are found operating in snow, deserts and soft or rough terrain where there is a need for high performance or high mobility. Because of the quality of its specialized vehicles, the company believes its products perform at lower life cycle costs than those that are mass-produced.

        Markets served by the company domestically and internationally are categorized as defense and commercial. Since 1980, specialized vehicle sales to the defense market have significantly increased and in fiscal 1995 represented 60% of the company's sales volume, after reaching a peak of 83% in fiscal 1987.

        The company primarily depends upon components made by suppliers for its products, but manufactures certain important proprietary components. The company has successfully managed its supply network, which consists of approximately 1700 active vendors. Through its reliance on this supply network for the purchase of certain components, the company is able to avoid many of the preproduction and fixed costs associated with the manufacture of those components. However, while the company purchases many of the high dollar components for assembly, such as engines, transmissions and axles, it does have significant machining and fabricating capability. This capability is used for the manufacture of certain axles, transfer cases, cabs and many smaller parts which add uniqueness and value to the company's products. Some of these proprietary components are marketed to other manufacturers.

   Products and Markets

        The company currently manufactures eight different series of commercial trucks, and during fiscal 1995, had two active contracts with the U.S. Government related to production of the Palletized Load System
   (PLS) and Heavy Expanded Mobility Tactical Truck (HEMTT) vehicles. Within each series there is a varying number of models. Models are usually distinguished by differences in engine, transmission, and axle combinations. Vehicles produced generally range in price from $60,000 to $1 million; in horsepower from 210 to 1,025; and in gross vehicle weight from 33,000 to 150,000 pounds. The company has designed vehicles to operate in the environmental extremes of arctic cold or desert heat. Most vehicles are designed with the capability to operate in both highway and off-road conditions. Oshkosh manufactures a broad range of trailers including vans, flatbed, container chassis, fruit haulers, and a variety of military trailers. The company aggressively supports its products with an aftermarket parts and service organization.

   Defense

        The company manufactures a broad range of wheeled vehicles for the U.S. Department of Defense and export markets and is the free world's largest producer of heavy-duty wheeled vehicles. The company has performed major defense work for the past 50 years. Contracts with the Department of Defense generally are multi-year contracts. Each contract provides that the government will purchase a base quantity of vehicles with options for additional purchases. All obligations of the government under the contracts are subject to receipt of government funding, and it is customary to expect purchases when Congress has annually funded the purchase through budget appropriations and after the government has committed the funds to the contractor. The following are defense contracts that were active in fiscal 1995:

        Palletized Load System (PLS). In July 1990 the company was selected as the producer of the Army's new generation heavy-duty transport truck. This ten wheel drive truck self-loads and unloads flatracks carrying palletized cargo. The five year contract for 2,626 units and associated trailers and flatracks was awarded in September 1990. The PLS contract contains a 100% option clause, which expires at the end of January 1996. Production began in fiscal 1992, and the company received first article test approval on January 3, 1994. Production will conclude approximately September 1996. If options are exercised, the production period will be extended. The company has produced 2,243 units as of September 30, 1995. The contract is currently funded at $822 million for 2,683 trucks under all five program years, and there is $246 million available under unexercised options. Backlog at September 30, 1995 was $112 million, which will be produced ratably through September 1996.

        Heavy Expanded Mobility Tactical Truck (HEMTT). In August 1994 the company was awarded a $39 million contract for the production of 190 HEMTTs, with an option for an additional 150 units. The Company also received add-on quantities of 285 vehicles. The eight-wheel drive HEMTT family of vehicles is made up of five different models. 1) The M977 performs ammunition resupply to field artillery, infantry and cavalry units; 2) The M985 is the prime ammunition resupplier of rocket pods for the Multiple Launch Rocket System (MLRS); 3) The M978 is a fuel servicing transporter for wheeled vehicles, tracked vehicles, and helicopters; 4) The M984 is a multi-purpose wrecker capable of recovery, lift and tow, retrieval, and maintenance operations for the Army's fleet of tactical wheeled and some tracked vehicles. Base production deliveries began in March 1995 and will be substantially complete by July 1996. The contract is funded at $120 million for the base units, exercised options, and add-on units. As of September 30, 1995, the company has delivered 291 units and will deliver 334 units in fiscal 96.

   Commercial

        The company manufactures a wide variety of heavy-duty specialized trucks for the vocational and airport markets. Products are uniquely engineered for specific severe-duty requirements where innovative design provides superior performance.

        The construction business focuses on forward and rear discharge concrete carriers. The forward placement S-series design allows the driver to oversee faster, more accurate placement of concrete, with fewer support personnel. This leads to greater efficiency and superior customer service. A traditional rear discharge F-series is also offered as an integrated package allowing for one stop service and sales. The F-series
   is also sold in the utility and heavy haul transport markets.   In
   addition, the company produces the J-series for desert oil field and extreme heavy hauling applications.

        The company serves airport markets with products that include Aircraft Rescue and Firefighting (ARFF) and snow removal vehicles. ARFF vehicles are offered from 1000 to 3000 gallon capacities. Oshkosh also offers the innovative Snozzle/R/, an extendable turret with an integrated video camera and automated remote controls that can pierce into an aircraft interior and position the agent flow precisely at the location of the fire. Suppressant Application is faster and uses up to 50% less agent than with conventional mass application techniques. The all-wheel drive Oshkosh H-series snowblower keeps runways open by casting 4,000 tons of snow per hour. The H-series snowblower provides multi-purpose use with an interchangeable blower, blade plows and brooms. The all-wheel drive P-series with its heavy-duty frame has an unsurpassed reputation for durability.

        The refuse business consists of two low entry, dual drive models, the NK and NL. The NL recently passed an extensive six month durability test in one of the toughest urban environments with a 97% availability status. The NK and NL feature eighteen inch step-in heights. Municipalities as well as commercial contractors look to the improved visibility and safety features a low entry low cab forward vehicle provides.

   Backlog

        The company has a funded backlog as of September 30, 1995, of $350 million. The backlog as of September 30, 1994, was $498 million. The majority of the current backlog relates to funded base and option quantities under the company's existing defense contracts. Approximately 7% of the current backlog relates to firm orders for commercial trucks, trailers, or non-military parts sales. In addition, option quantities under the PLS contract could amount to another $258 million, if exercised.

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

   Marketing and Distribution

        All domestic defense products are sold direct and the company maintains a liaison office in Washington, D.C. The company also sells defense products to foreign governments direct, through representatives, or under the United States Foreign Military Sales program. The company's commercial vehicles, trailer products and aftermarket parts are sold either direct to customers, or through dealers or distributors, depending upon geographic area and product line. Supplemental information relative to export shipments is incorporated by reference to Note 9 of the financial statements included in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1995.

   Alliance

        On June 2, 1995, the company entered into a far reaching strategic alliance with Freightliner Corporation. The company is optimistic that the alliance between Oshkosh and Freightliner, a wholly-owned subsidiary of Daimler-Benz (NYSE-DAI), will give a further boost to the company's commercial and defense businesses. The alliance agreement calls for Oshkosh to market certain of its vocational products through Freightliner's strong distribution system and for Oshkosh to build several series of Freightliner's severe-duty trucks. As part of the agreement, Freightliner will transfer its non-commercial military business to Oshkosh, broadening Oshkosh's defense product line and strengthening its worldwide presence.

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

   Engineering, Test and Development

        For fiscal years 1995, 1994, and 1993 the company incurred engineering, research and development expenditures of $5.4 million, $6.6 million, and $9.0 million, respectively, portions of which were recoverable from customers, principally the government. The company does not believe that patents are a significant factor in its business success.

   Employees

        As of September 30, 1995, the company had approximately 1,600 employees. Production workers at the company's principal facilities in Oshkosh, Wisconsin are represented by the United Auto Workers union. The company's five-year contract with the United Auto Workers expires September 30, 1996.


   Item 2.  PROPERTIES.

        The company's principal offices and manufacturing facilities are located in Oshkosh, Wisconsin. Space occupied encompasses 688,000 square feet, 52,000 of which is leased. One-half of the space owned by the company has been constructed since 1970. The company owns approximately 50 acres of vacant land adjacent to its existing facilities. The company additionally owns a 28,000 square foot manufacturing facility located in Weyauwega, Wisconsin, and owns a 287,000 sq. ft. trailer manufacturing facility located in Bradenton, Florida.

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

   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1995.

   EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the company are as follows:

            Name            Age*                   Title

   R. Eugene Goodson         60  Chairman & Chief Executive Officer, Member
                                   of Executive Committee and Director
   Robert G. Bohn            42  President & Chief Operating Officer
   Timothy M. Dempsey        55  Vice President, General Counsel and
                                   Secretary
   Paul C. Hollowell         54  Executive Vice President & President-Oshkosh
                                   International
   Matthew J. Zolnowski      42  Vice President-Administration

   *As of November 15, 1995

        All of the company's officers serve terms of one year and until their successors are elected and qualified.

        R. EUGENE GOODSON - Mr. Goodson joined the company in 1990 in his present position. Prior thereto, Mr. Goodson served as Group Vice President and General Manager of the Automotive Systems Group of Johnson Controls, Inc., a supplier of automated building controls, automotive seating, batteries and plastic packaging, which position he held since 1985. Mr. Goodson is also a director of Donnelly Corporation.

        ROBERT G. BOHN - Mr. Bohn joined the company in 1992 as Vice President-Operations. He was appointed President and Chief Operating Officer in 1994. Prior to joining the company Mr. Bohn was Director-European Operations for Johnson Controls, Inc. from 1984 until 1992. He was elected a director of the company by the Board of Directors in June 1995.

        TIMOTHY M. DEMPSEY - Mr. Dempsey joined the company in October 1995 as Vice President, General Counsel and Secretary. Mr. Dempsey has been and continues to be a partner in the law firm of Dempsey, Magnusen, Williamson and Lampe in Oshkosh, Wisconsin.

        PAUL C. HOLLOWELL - Mr. Hollowell joined the company in 1989 as Vice President-Defense Products and assumed his present position in 1994. Mr. Hollowell was previously employed by General Motors Corporation where he served for three years as manager of their Washington, DC office for military tactical vehicle programs. He previously served 22 years in the U.S. Army from which he retired with the rank of Lieutenant Colonel.

        MATTHEW J. ZOLNOWSKI - Mr. Zolnowski joined the company as Vice President-Human Resources in 1992 and assumed his present position in 1994. Before joining the company Mr. Zolnowski was Director, Human Resources and Administration at Rexene Products Company from 1990 through 1992 and Director, Headquarters Employee Relations at PepsiCo, Inc. from 1982 through 1990.

                                     PART II


   Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
   MATTERS.

        The information under the captions "Shareholder Information", Note 8 to the Consolidated Financial Statements, and "Financial Statistics" contained in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1995, is hereby incorporated by reference in answer to this item.

   Item 6.   SELECTED FINANCIAL DATA.

        The information under the caption "Financial Highlights" contained in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1995, is hereby incorporated by reference in answer to this item.


   Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1995, is hereby incorporated by reference in answer to this item.


   Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements set forth in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1995, is hereby incorporated by reference in answer to this item. Data regarding quarterly results of operations included under the caption "Financial Statistics" in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1995, is hereby incorporated by reference.


   Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        None.


                                    PART III


   Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information under the captions "Election of Directors" and "Other Matters" of the company's definitive proxy statement for the annual meeting of shareholders on January 22, 1996, as filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this Item. Reference is also made to the information under the heading "Executive Officers of the Registrant" included under Part I of this report.


   Item 11.  EXECUTIVE COMPENSATION.

        The information under the captions "Executive Compensation" contained in the company's definitive proxy statement for the annual meeting of shareholders on January 22, 1996, as filed with the Securities and Exchange Commission is hereby incorporated by reference in answer to this Item.


   Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information under the caption "Shareholdings of Nominees and Principal Shareholders" contained in the company's definitive proxy statement for the annual meeting of shareholders on January 22, 1996, as filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this Item.

   Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained under the captions "Election of Directors" and "Certain Transactions" contained in the company's definitive proxy statement for the annual meeting of shareholders on January 22, 1996, as filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this Item.


                                     PART IV


   Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a) 1. Financial Statements: The following consolidated financial statements of the company and the report of independent auditors appearing at the indicated pages of the Annual Report to Shareholders for the fiscal year ended September 30, 1995, are incorporated by reference in Item 8:

        Consolidated Balance Sheets at September 30, 1995, and 1994 Consolidated Statements of Income for the years ended September 30,
             1995, 1994, and September 25, 1993
        Consolidated Statements of Shareholders' Equity for the years ended
             September 30, 1995, 1994, and September 25, 1993.
        Consolidated Statements of Cash Flows for the years ended September
             30, 1995, 1994, and September 25, 1993
        Notes to Consolidated Financial Statements
        Report of Ernst & Young, LLP Independent Auditors

         2.  Financial Statement Schedules:

        Schedule II - Valuation & Qualifying Accounts

        All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

        3.   Exhibits:

              3.1    Restated Articles of Incorporation *
              3.2    Bylaws of the company, as amended *****
              4.1    Credit Agreement dated February 20, 1995.#######
              4.2    Series A Warrant to purchase shares of Class B Common
                      Stock of Oshkosh Truck Corporation delivered to Freightliner Corporation by Oshkosh. ######
             10.1    Lease with Cadence Company (formerly Mosling Realty
                      Company) and related documents *
             10.2    1990 Incentive Stock Plan for Key Employees, as amended
                      (through January 25, 1995) #### @
             10.3    Form of Key Employee Employment and Severance Agreement
                      with R. E. Goodson, Chairman & CEO ** @
             10.4    Employment Agreement with R. E. Goodson, Chairman & CEO
                      as of April 16, 1990 **** @
             10.5    Restricted stock grant to R. E. Goodson, Chairman &
                      CEO**** @
             10.6    Incentive Stock Option Agreement to R. E. Goodson,
                      Chairman & CEO **** @
             10.7    Employment Agreement with R. E. Goodson, Chairman & CEO
                      as of April 16, 1992 ## @
             10.8    1994 Long-Term Incentive Compensation Plan dated March
                      29, 1994 #### @
             10.9    Form of Key Employees Employment and Severance Agreement
                      with Messrs. R.G. Bohn, T.M. Dempsey, P.C. Hollowell, and M.J. Zolnowski #### @
             10.10   Employment Agreement with P.C. Hollowell, Executive Vice
                      President and President, Oshkosh International @
             10.11   Form of Oshkosh Truck Corporation 1990 Incentive Stock
                      Plan, as amended, Nonqualified Stock Option
                      Agreement.##### @
             10.12   Form of Oshkosh Truck Corporation 1990 Incentive Stock
                      Plan, as amended, Nonqualified Director Stock Option Agreement. ##### @
             10.13   Alliance Agreement, dated as of June 2, 1995, between
                      Freightliner and Oshkosh. ######
             10.14   Letter Agreement among J. Peter Mosling, Jr., Stephen P.
                      Mosling, Freightliner, Oshkosh and R. Eugene Goodson.
                      ######
             10.15   Lease extension with Cadence Company (as referenced
                      under 10.1)
             10.16   Form of 1994 Long-Term Incentive Compensation Plan Award
                      Agreement @
             11.     Computation of per share earnings (contained in Note 1
                      of "Notes to Consolidated Financial Statements" of the company's Annual Report to Shareholders for the fiscal year ended September 30, 1995)
             13.     1995 Annual Report to Shareholders, to the extent
                      incorporated herein by reference
             23.     Consent of Ernst & Young LLP (contained in Consent of
                      Independent Auditors which accompanies financial statement schedules)
             27.     Financial Data Schedule

   *Previously filed and incorporated by reference to the company's Form S-1 registration statement filed August 22, 1985, and amended September 27, 1985, and October 2, 1985 (Reg. No. 2-99817).
   **Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1987.
   ****Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1990.
   *****Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1991.
   ## Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1992.
   #### Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1994.
   @Denotes a management contract or compensatory plan or arrangement.
   ##### Previously filed and incorporated by reference to the company's Form S-8 filing dated September 22, 1995. (Reg. No. 33-62687)
   ###### Previously filed and incorporated by reference to the company's Form 8-K filing dated June 2, 1995.
   ####### Previously filed and incorporated by reference to the company's Form 10-Q for the quarter ended April 1, 1995.


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

                                           OSHKOSH TRUCK CORPORATION



   December 22, 1995                       By    /S/ R. Eugene Goodson
                                               R. Eugene Goodson
                                               Chairman & CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



   December 22, 1995                           /S/  R. E. Goodson
                                           R. E. Goodson
                                           Chairman & CEO, Member of
                                           Executive Committee and Director
                                           (Principal Executive and Financial
                                           Officer)


   December 22, 1995                           /S/ P. F. Mueller
                                           P. F. Mueller
                                           Corporate Controller
                                           (Principal Accounting Officer)



   December 22, 1995                           /S/ J. W. Andersen
                                           J. W. Andersen
                                           Director



   December 22, 1995                           /S/ D. T. Carroll
                                           D. T. Carroll
                                           Director



   December 22, 1995                           /S/ T. M. Dempsey
                                           T. M. Dempsey
                                           Director



   December 22, 1995                           /S/ M. W. Grebe
                                           M. W. Grebe
                                           Director



   December 22, 1995                           /S/ J. L. Hebe
                                           J. L. Hebe
                                           Director




   December 22, 1995                           /S/ S. P. Mosling
                                           S. P. Mosling
                                           Director and
                                           Member of Executive Committee



   December 22, 1995                           /S/ J. P. Mosling, Jr.
                                           J. P. Mosling, Jr.
                                           Director and
                                           Member of Executive Committee

                                                SCHEDULE II


                            OSHKOSH TRUCK CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

          Years Ended September 30, 1995, 1994, and September 25, 1993
                                 (In Thousands)


                      Balance at     Additions
                      Beginning     Charged to                     Balance at
   Classification       of Year       Expense      Reductions*    End of Year

   Receivables -
    Allowance for
     doubtful accounts:

   1993......           $517          $ 83           $(183)          $417

   1994......           $417          $288           $(274)          $431

   1995......           $431          $143           $( 97)          $477



   *Represents amounts written off to the reserve, net of recoveries.

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


   We consent to the incorporation by reference in this Annual Report on Form 10-K of Oshkosh Truck Corporation of our report dated November 7, 1995, included in the 1995 Annual Report to Shareholders of Oshkosh Truck Corporation.

   Our audits also included the financial statement schedule of Oshkosh Truck Corporation listed in Item 14(a). This schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-38822 and No. 33-62687) pertaining to the Oshkosh Truck Corporation 1990 Incentive Stock Plan and in the related prospectus of our report dated November 7, 1995, with respect to the consolidated financial statements and schedule of Oshkosh Truck Corporation included or incorporated by reference in the Annual Report (Form 10-K) for the year ended September 30, 1995.

                                                        Ernst & Young LLP




   Milwaukee, Wisconsin
   December 22, 1995

                                  EXHIBIT INDEX

                               Exhibits

        3.  Exhibits:

             3.1     Restated Articles of Incorporation *
             3.2     Bylaws of the company, as amended *****
             4.1     Credit Agreement dated February 20, 1995.#######
             4.2     Series A Warrant to purchase shares of Class B Common
                       Stock of Oshkosh Truck Corporation delivered to Freightliner Corporation by Oshkosh. ######
            10.1     Lease with Cadence Company (formerly Mosling Realty
                       Company) and related documents *
            10.2     1990 Incentive Stock Plan for Key Employees, as amended
                       (through January 25, 1995) #### @
            10.3     Form of Key Employee Employment and Severance Agreement
                       with R. E. Goodson, Chairman & CEO ** @
            10.4     Employment Agreement with R. E. Goodson, Chairman & CEO
                       as of April 16, 1990 **** @
            10.5     Restricted stock grant to R. E. Goodson, Chairman &
                       CEO**** @
            10.6     Incentive Stock Option Agreement to R. E. Goodson,
                       Chairman & CEO **** @
            10.7     Employment Agreement with R. E. Goodson, Chairman & CEO
                       as of April 16, 1992 ## @
            10.8     1994 Long-Term Incentive Compensation Plan dated March
                       29, 1994 #### @
            10.9     Form of Key Employees Employment and Severance Agreement
                       with Messrs. R.G. Bohn, T.M. Dempsey, P.C. Hollowell, and M.J. Zolnowski #### @
            10.10    Employment Agreement with P.C. Hollowell, Executive Vice
                       President and President, Oshkosh International @
            10.11    Form of Oshkosh Truck Corporation 1990 Incentive Stock
                       Plan, as amended, Nonqualified Stock Option
                       Agreement.##### @
            10.12    Form of Oshkosh Truck Corporation 1990 Incentive Stock
                       Plan, as amended, Nonqualified Director Stock Option Agreement. ##### @
            10.13    Alliance Agreement, dated as of June 2, 1995, between
                       Freightliner and Oshkosh. ######
            10.14    Letter Agreement among J. Peter Mosling, Jr., Stephen P.
                       Mosling, Freightliner, Oshkosh and R. Eugene Goodson.
                       ######
            10.15    Lease extension with Cadence Company (as referenced
                       under 10.1)
            10.16    Form of 1994 Long-Term Incentive Compensation Plan Award
                       Agreement @
            11.      Computation of per share earnings (contained in Note 1
                       of "Notes to Consolidated Financial Statements" of the company's Annual Report to Shareholders for the fiscal year ended September 30, 1995)
            13.      1995 Annual Report to Shareholders, to the extent
                       incorporated herein by reference
            23.      Consent of Ernst & Young LLP (contained in Consent of
                       Independent Auditors which accompanies financial statement schedules)
            27.      Financial Data Schedule

   *Previously filed and incorporated by reference to the company's Form S-1 registration statement filed August 22, 1985, and amended September 27, 1985, and October 2, 1985 (Reg. No. 2-99817).
   **Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1987.
   ****Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1990.
   *****Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1991.
   ## Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1992.
   #### Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1994.
   @Denotes a MANAGEMENT contract or compensatory plan or arrangement.
   ##### Previously filed and incorporated by reference to the company's Form S-8 filing dated September 22, 1995. (Reg. No. 33-62687)
   ###### Previously filed and incorporated by reference to the company's Form 8-K filing dated June 2, 1995.
   ####### Previously filed and incorporated by reference to the company's Form 10-Q for the quarter ended April 1, 1995.


        (b)  No report on Form 8-K was required to be filed by the registrant during the last quarter of the period covered by this report.