Form 10-Q
period 1995-12-30
OSHKOSH TRUCK CORP
filed 1996-02-13
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   (Mark One)
   (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended December 30, 1995

                                       or

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock Outstanding as of December 30, 1995:   410,283

   Class B Common Stock Outstanding as of December 30, 1995: 8,472,865

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                           FOR QUARTER ENDED 12/30/95
                                                                 Page

   PART I.        Financial Information

        Item 1.   Financial Statements

                  Consolidated Balance Sheets. . . . . . . .       3

                  Consolidated Statements of Income. . . . .       4

                  Consolidated Statement of
                  Shareholders' Equity . . . . . . . . . . .       5

                  Condensed Consolidated Statements of
                  Cash Flows . . . . . . . . . . . . . . . .       6

                  Notes to Consolidated Financial Statements.     7,8

        Item 2.   Management's Discussion and Analysis of
                  Results of Operations and Financial
                  Condition. . . . . . . . . . . . . . . . .   9,10,11

   PART II.       Other Information. . . . . . . . . . . . .      12

   Signatures. . . . . . . . . . . . . . . . . . . . . . . .      12

                            OSHKOSH TRUCK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                            12/30/95       09/30/95
   ASSETS                                  (unaudited)

   Current assets:
     Cash and cash equivalents             $ 29,539       $ 29,716
     Receivables, net of allowance
       for doubtful accounts                 41,719         57,374
     Inventories (Note 2)                    52,199         45,781
     Prepaid expenses                         4,238          4,363
     Deferred and refundable income taxes     4,516          4,681
     Net current assets of discontinued
       operations (Note 5)                       17          3,273
                                           --------        -------
        Total current assets                132,228        145,188

   Deferred charges                           2,871          2,978
   Deferred income taxes                      2,389          2,389
   Other assets                              12,846         10,437
   Property, plant & equipment, at cost:
     Land                                     5,876          5,522
     Buildings                               30,416         30,118
     Machinery & equipment                   66,653         68,630
                                           --------        -------
                                            102,945        104,270
     Less accumulated depreciation          (64,279)       (64,346)
                                           --------        -------
       Net property, plant & equipment       38,666         39,924
                                           --------        -------
   Total assets                            $189,000       $200,916
                                           ========       ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                      $ 19,128       $ 28,266
     Payroll-related obligations              4,624          5,526
     Accrued warranty                         2,183          3,084
     Income taxes                               429              -
     Other current liabilities               16,148         16,535
                                           --------        -------
        Total current liabilities            42,512         53,411
   Postretirement benefit obligations         9,050          8,839
   Other long-term liabilities                5,127          5,026
   Net long-term liabilities of discontinued
     operations (Note 5)                        113            227
   Shareholders' equity:
     Preferred stock, par value $.01 per share,
      2,000,000 shares authorized, none issued    -              -
     Common stock, par value $.01 per share:
       Class A, 1,000,000 shares authorized,
        410,283 and 427,262 shares issued at
        12/30/95 and 9/30/95, respectively        4              4
       Class B, 18,000,000 shares authorized,
        8,947,882 and 8,930,903 shares issued
        at 12/30/95 and 9/30/95, respectively    89             89
     Paid-in capital                         16,643         16,533

     Retained earnings                      122,165        121,697
                                           --------        -------
                                            138,901        138,323
     Cost of Class B common stock
        in treasury; 475,017 shares at
        12/30/95 and 353,617 shares at
        9/30/95                              (5,196)        (3,403)
     Pension liability adjustment            (1,507)        (1,507)
                                           --------        -------
       Total shareholders' equity           132,198        133,413
                                           --------        -------
   Total liabilities and shareholders'
     equity                                $189,000       $200,916
                                           ========       ========

                            OSHKOSH TRUCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited, in thousands, except per share amounts)

                                                Three Months Ended
                                                12/30/95   12/31/94
        Continuing operations:

          Net shipments                         $ 80,533   $ 95,417

          Cost of goods sold                      69,081     83,078
                                                --------   --------
          Gross profit                            11,452     12,339

        Operating expenses:
          Selling, general & administrative        7,965      6,969
          Engineering, research & development      1,327      1,503
                                                --------   --------
        Total operating expenses                   9,292      8,472

        Income from operations                     2,160      3,867

        Other income (expense):
          Interest expense                           (37)       (50)
          Interest income                            482        246
          Miscellaneous, net                         (48)         1
                                                --------   --------
                                                     397        197
                                                --------   --------
        Income from continuing operations
          before income taxes                      2,557      4,064

        Provision for income taxes                   985      1,565
                                                --------   --------

        Income from continuing operations          1,572      2,499

        Discontinued operations (Note 5):
          Loss from discontinued operations
            net of income tax benefit                  -       (988)
                                                --------   --------

        Net income                              $  1,572   $  1,511
                                                ========   ========
        Earnings per common share:
          Income from continuing operations     $   0.18   $   0.29
          Discontinued operations                      -      (0.12)
                                                --------   --------
        Net income                              $   0.18   $   0.17
                                                ========   ========
        Cash dividends per common share:
          Class A                               $0.10875   $0.10875
          Class B                               $0.12500   $0.12500

                                                      OSHKOSH TRUCK CORPORATION
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                THREE MONTHS ENDED DECEMBER 30, 1995
                                         (Unaudited, in thousands, except per share amounts)
                                                                                    Pension
                                             Paid-in      Retained    Treasury     Liability
                            Common Stock     Capital      Earnings      Stock      Adjustment       Total

   Balance at 9/30/95            $93         $16,533      $121,697    $(3,403)      $(1,507)      $133,413

   Net income                                                1,572                                   1,572

   Cash dividends:
     Class A common
        ($.10875 per share)                                    (43)                                    (43)
     Class B common
        ($.12500 per share)                                 (1,061)                                 (1,061)

   Purchase of treasury stock                                          (1,844)                      (1,844)

   Exercise of stock options                       8                       51                           59

   Incentive compensation awards                 102                                                   102
                                 ____        _______      ________    _______       _______       ________

   Balance at 12/30/95           $93         $16,643      $122,165    $(5,196)      $(1,507)      $132,198
                                 ===         =======      ========    ========      ========      ========

                                    OSHKOSH TRUCK CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited, in thousands)

                                                     Three Months Ended
                                                     12/30/95   12/31/94
   Operating activities:
     Net income                                      $ 1,572     $ 2,499
     Adjustments to reconcile net income
       to net cash provided by
       operating activities:
         Depreciation and amortization                 1,925       2,023
         Deferred income taxes                             -      (1,155)
         Loss on disposal of property,
            plant and equipment                           53          12
         Changes in operating assets and
           liabilities                                  (836)       (980)
                                                     -------     -------
     Total adjustments                                 1,142        (100)
                                                     -------     -------
   Net cash provided by operating activities           2,714       2,399
                                                     -------     -------
   Investing activities:
     Additions to property, plant &
       equipment                                      (2,420)       (961)
     Proceeds from sale of property,
       plant and equipment                             1,956           3
     Increase in other assets                         (2,665)       (384)
                                                     -------     -------
   Net cash used by investing activities              (3,129)     (1,342)
                                                     -------     -------
   Net cash from discontinued operations               3,142       2,518

   Financing activities:
     Net payments on lines of credit                       -         (33)
     Purchase of treasury stock and proceeds
      from exercise of stock options, net             (1,785)         29
     Dividends paid                                   (1,119)     (1,081)
                                                     -------     -------
   Net cash used by financing activities              (2,904)     (1,085)
                                                     -------     -------
   Increase (decrease) in cash and cash equivalents     (177)      2,490

   Cash and cash equivalents at beginning of period   29,716      15,836
                                                     -------     -------

   Cash and cash equivalents at end of period        $29,539     $18,326
                                                     =======     =======
   Supplementary disclosures:
     Cash paid for interest:
       Continuing operations                         $    36    $     63
       Discontinued operations                       $     -    $    244
     Cash paid (refunded) for income taxes           $   360    $   (714)

                            OSHKOSH TRUCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share amounts)

   NOTE 1 BASIS OF PRESENTATION

   The consolidated financial statements included herein have been prepared by the company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of company management, necessary to present fairly the financial position as of December 30, 1995 and September 30, 1995, the results of operations for the three month periods ended December 30, 1995 and December 31, 1994, and cash flows for the three month periods ended December 30, 1995 and December 31, 1994.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's 1995 annual report to shareholders.

   NOTE 2 INVENTORIES

   Inventories consist of the following:

                                      12/30/95       09/30/95
   Finished products                  $ 6,342        $ 3,368
   Products in process                 21,577         15,132
   Raw materials                       32,107         35,106
                                      -------        -------
   Inventories at FIFO cost            60,026         53,606

   Less:
   Progress payments on U.S.
      Government contracts                674            852
   Allowance for reduction to
     LIFO cost                          7,153          6,973
                                      -------        -------
                                      $52,199        $45,781
                                      =======        =======

   Title to all inventories related to U.S. Government contracts which provide for progress payments vests in the government to the extent of unliquidated progress payments.

   NOTE 3 INCOME PER COMMON SHARE

   Income per common share is computed by dividing net income by the weighted average number of shares outstanding. Average number of shares outstanding was 8,932,732 and 8,709,148, respectively, for the three month periods ended December 30,1995 and December 31, 1994. Stock options, warrants and stock issuable under incentive compensation awards were not dilutive in any of the periods reported.

   NOTE 4 RECLASSIFICATIONS

   Certain reclassifications have been made to the 1995 condensed consolidated financial statements to conform to the 1996 presentation.

   NOTE 5 DISCONTINUED OPERATIONS

   On June 2, 1995, Freightliner Corporation acquired certain assets of the company's motor home, bus and van chassis business. The consideration included cash of $23,815 and the assumption by Freightliner of certain liabilities. The assets sold to Freightliner consisted of inventories, property, plant and equipment and the company's ownership interest in a Mexican chassis manufacturer. The liabilities assumed by Freightliner included warranty obligations related to previously produced chassis and the industrial revenue bonds that were secured by the underlying real estate.

   The disposition of the chassis business has been accounted for as a discontinued operation and accordingly, prior periods' financial statements have been restated to reflect the chassis business as a discontinued operation for all periods presented. Revenues of the chassis business for the three months ended December 31, 1994 were $16,891.

   Net assets or liabilities of the discontinued operation have been segregated in the consolidated balance sheets. Details of such amounts were as follows:

                                            12/30/95       12/31/94

   Receivables                             $ 1,299         $ 3,871
   Inventories                                 497           1,421
   Accounts payable and
     payroll-related obligations              (257)           (326)
   Accrued liabilities                      (1,000)         (1,100)
   Other, net                                 (522)           (593)
                                           -------         -------
   Net current assets of
     discontinued operations               $    17         $ 3,273
                                           =======         =======
   Receivable from joint
      venture in Mexico                    $ 2,922         $ 3,165
   Accrued warranty                         (2,439)         (2,694)
   Other, net                                 (596)           (698)
                                           -------         -------
   Net long-term liabilities of
     discontinued operations               $  (113)        $  (227)
                                           =======         =======

   The company has allocated interest on the debt which was assumed by Freightliner to discontinued operations. Interest expense included in discontinued operations totaled $253 for the three months ended December 31, 1994.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Results of Operations
   For the Three Months Ended December 1995
   Compared to Three Months Ended December 1994

   Net income for the first quarter of the 1996 fiscal year was $1.6 million, or $.18 per share. This compares to net income of $1.5 million, or $.17 per share, for the first quarter of fiscal 1995. Net income in the first quarter of the 1995 fiscal year was reduced by a loss of $1.0 million related to discontinued operations for the company's U.S. and Mexico chassis businesses sold to Freightliner Corporation in June 1995. Net shipments for the first quarter of fiscal 1996 were $80.5 million, compared to $95.4 million a year ago.

   Defense shipments totaled $57.8 million, 5.5% less than the $61.1 million in the first quarter of fiscal 1995. Commercial shipments were $22.7 million in the first quarter of the 1996 fiscal year compared to $34.3 million a year earlier. Van trailer shipments declined by $8.1 million year-over-year as the trailer industry slowed down late in the 1995 fiscal year. Virtually all of the company's revenues are derived from customer orders prior to commencing production.

   Gross profits were $11.5 million, or 14.2% of shipments in the first quarter of the 1996 fiscal year compared to $12.3 million, or 12.9% of shipments during the first quarter of the 1995 fiscal year. The improved margins are consistent for defense and commercial shipments and are due to continued productivity improvements and material cost control.

   Operating expenses totaled $9.3 million in the current quarter compared to $8.5 million in the first quarter of the 1995 fiscal year, and compared to an average of $9.7 million per quarter during the 1995 fiscal year. The 1996 fiscal quarter includes $0.4 million in costs related to development, marketing and other administrative activities related to products destined for distribution through the company's alliance partner, Freightliner Corporation.

   Interest income and other, net improved to $0.4 million in the 1996 fiscal year first quarter compared to $0.2 million a year earlier attributable to the company's higher investable cash position in the 1996 year.

   Liquidity and Capital Resources

   Working capital was $89.7 million at December 30, 1995, compared to $91.8 million at September 30, 1995. During the quarter, receivables decreased by $15.7 million to $41.7 million at December 30, 1995, in line with lower shipments. Inventories increased by $6.4 million to $52.2 million in line with higher shipment volumes expected to occur in the second fiscal quarter, and accounts payable decreased by $9.1 million as a result of the company's normal operations shutdown during the holidays.

   The company's cash and cash equivalent position was $29.5 million at December 30, 1995. Operations generated cash of $2.7 million, and collection of receivables related to the chassis sale generated an additional $3.1 million of cash. Capital additions and increases in other assets during the quarter totaled $5.1 million, and relate primarily to entry into the rear discharge concrete mixer business. This was offset by $2.0 million of cash received from the sale of property, plant and equipment, which relates primarily to the sale of the company jet. Dividends and stock repurchases totaled $2.9 million resulting in an overall decrease in cash and cash equivalents of $0.2 million in comparison to September 30, 1995.

   The company believes its internally generated cash flow, supplemented by progress payments when applicable, and the existing credit facilities will be adequate to meet working capital and other operating and capital requirements of the company in the foreseeable future.

   Backlog

   The backlog as of December 30, 1995 was $337 million compared to $350 million at September 30, 1995. Major United States Department of Defense trucks backlog consists of Palletized Load System (PLS) vehicles, Heavy Expanded Mobility Tactical Trucks (HEMTT), including the start of a HEMTT rebuild program, and Logistics Vehicle System (LVS) trucks.

   Dividend

   The Board of Directors declared a quarterly dividend of $.10875 per share for Class A common stock and $.125 per share for Class B common stock. These dividends, unchanged from the previous rate, will be payable February 12, 1996, to shareholders of record as of February 5, 1996.

   Stock Buyback

   In July 1995, the company's board of directors authorized repurchase of up to 1,000,000 shares of Class B common stock. As of January 29, 1996, the company has purchased 215,900 shares under this program at a cost of $3.1 million, or $14.23 per share.

   Alliance

   Implementation of the Strategic Alliance with Freightliner Corporation continued in the first quarter. The company signed a Distribution Agreement with Freightliner Corporation on December 13, 1995, under which seven models of Oshkosh construction, refuse and other heavy duty trucks will be sold through Freightliner dealers. Sales activity has already begun and it is anticipated that delivery will begin by the third quarter of the current fiscal year. Significant incremental volumes are not expected to be achieved during the 1996 fiscal year. The company expects to spend up to $1.0 million in the current fiscal year related to new product and market development related to products to be distributed through Freightliner dealers, and other associated administrative activities.

   Freightliner Corporation was recently awarded a $49.5 million defense contract for 269 U.S. Army M916 and M917 series of trucks. Options for additional vehicles over the next five years could bring total production to 1,000 trucks. The company is currently working with Freightliner to novate the U.S. Army M916 and M917 contract to Oshkosh, production of which is anticipated to begin in Oshkosh in the fourth quarter of the 1996 fiscal year.

   Forward Looking Information

   The company believes that full year revenues will be comparable to the 1995 fiscal year, even though the first quarter is lower. Delays in the production schedule for the defense business or the failure of commercial sales to reach the company's expectations would have an adverse effect on fiscal 1996 revenues. Results of continuing operations for the remainder of fiscal 1996 should continue to show improvements over the first quarter results, assuming projected full year revenues are attained.

   The company expects sales to the U.S. Government in fiscal 1996 to approximate the fiscal 1995 level. The PLS contract will remain in production through November 1996, and additional funding is expected. Additional defense orders could increase the current rate of production or extend the period of production. The company remains optimistic about its defense business prospects and its ability to sustain a reasonable level of business into the future. Insufficient defense budget funding by the U.S. Congress or the failure of the U.S. Government to seek to purchase the company's products in the future at the level the company now anticipates would have an adverse effect on future defense business.

   The company is dependent on its shipments of defense products to the U.S. Government as evidenced by shipments of 60% and 73% of total shipments during fiscal 1995 and 1994, respectively. Substantial decreases in the company's level of defense business from the current level could have an adverse effect on the company's profitability. The expected effect of any decline in defense shipments on operations is that profitability could be negatively impacted if the company were not to take corresponding measures to decrease operating expenses. The impact of a decline in defense shipments on the liquidity of the company would be to improve liquidity due to the reduction of working capital previously required in support of this business.

                            OSHKOSH TRUCK CORPORATION
                           PART II - OTHER INFORMATION
                                    FORM 10-Q
                                December 30, 1995

   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit 27 -   Financial Data Schedule

   (b)  Reports on Form 8-K

        The company was not required to file a report on Form 8-K during the quarter ended December 30, 1995.


                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OSHKOSH TRUCK CORPORATION

   DATE:   February 13, 1996          /s/ R. Eugene Goodson
                                      R. Eugene Goodson
                                      Chairman and Chief Executive Officer

   DATE:  February 13, 1996           /s/  Peter F. Mueller
                                      Peter F. Mueller
                                      Corporate Controller

                                  EXHIBIT INDEX

   Exhibit No.         Description

      27               Financial Data Schedule