Form 10-Q
period 1996-03-30
OSHKOSH TRUCK CORP
filed 1996-05-14
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   (Mark One)
   (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 30, 1996

                                       or

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock Outstanding as of April 30, 1996:    409,503

   Class B Common Stock Outstanding as of April 30, 1996:   8,428,960

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                            FOR QUARTER ENDED 3/30/96



                                                                          Page

   PART I.        Financial Information

        Item 1.   Financial Statements

                  Condensed Consolidated Statements of Income  . . . . . .  3

                  Condensed Consolidated Balance Sheets  . . . . . . . . .  4

                  Condensed Consolidated Statement of
                  Shareholders' Equity . . . . . . . . . . . . . . . . . .  5

                  Condensed Consolidated Statements of
                  Cash Flows   . . . . . . . . . . . . . . . . . . . . . .  6

                  Notes to Condensed Consolidated
                  Financial Statements . . . . . . . . . . . . . . . . . .  7

        Item 2.   Management's Discussion and Analysis of
                  Results of Operations and Financial
                  Condition  . . . . . . . . . . . . . . . . . . . . . . . 8

   PART II.       Other Information  . . . . . . . . . . . . . . . . . . . 11

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                         PART I.  FINANCIAL INFORMATION

                            OSHKOSH TRUCK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                 Three Months Ended    Six Months Ended
                                 March 30,   April 1, March 30,  April 1,
                                   1996        1995     1996       1995
                                   (In thousands, except per share amounts)

   Net sales                     $103,139   $107,440  $183,672   $202,857

   Cost of sales                   89,303     93,564   158,384    176,642
                                 --------   --------  --------   --------
   Gross income                    13,836     13,876    25,288     26,215

   Operating expenses:
     Selling, general
       and administrative           9,221      8,518    17,186     15,487
     Engineering, research
       and development              1,406      1,625     2,733      3,128
                                 --------   --------  --------   --------
   Total operating expenses        10,627     10,143    19,919     18,615
                                 --------   --------  --------   --------
   Income from continuing
     operations                     3,209      3,733     5,369      7,600

   Other income (expense):
     Interest expense                 (33)      (229)      (70)      (279)
     Interest income                  306        137       788        383
     Miscellaneous, net               (52)      (515)     (100)      (514)
                                 --------   --------  --------   --------
                                      221       (607)      618       (410)
                                 --------   --------  --------   --------
   Income from continuing
     operations before taxes        3,430      3,126     5,987      7,190

   Income taxes                     1,200      1,364     2,185      2,929
                                 --------   --------  --------   --------
   Income from continuing
     operations                     2,230      1,762     3,802      4,261

   Loss from discontinued
     operations, net of
     income tax benefit                 -       (423)        -     (1,411)
                                 --------   --------  --------   --------
   Net income                    $  2,230   $  1,339  $  3,802   $  2,850
                                 ========   ========  ========   ========

   Earnings per common share:
     Income from continuing
       operations                $   0.25   $   0.21  $   0.43   $   0.50
     Discontinued operations            -      (0.05)        -      (0.17)
                                 --------   --------  --------   --------
     Net income                  $   0.25   $   0.16  $   0.43   $   0.33
                                 ========   ========  ========   ========

   Cash dividends per common
    share:
     Class A                     $0.10875   $0.10875  $0.21750   $0.21750
     Class B                     $0.12500   $0.12500  $0.25000   $0.25000

                            OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                         March 30,    September 30,
                                          1996           1995
                                            (In thousands)
        ASSETS
   Current assets:
     Cash and cash equivalents           $ 18,236       $ 29,716
     Receivables, net of allowance
       for doubtful accounts               55,347         58,110
     Inventories                           65,508         45,781
     Prepaid expenses                       2,394          3,627
     Deferred and refundable income taxes   5,399          4,681
     Net current assets of discontinued
       operations                               -          3,273
                                         --------        -------
         Total current assets             146,884        145,188
   Deferred charges                         2,728          2,978
   Deferred income taxes                    2,383          2,389
   Other long-term assets                  13,016         10,437
   Property, plant, and equipment:
     Land                                   5,853          5,522
     Buildings                             30,240         30,118
     Machinery and equipment               68,088         68,630
                                         --------        -------
                                          104,181        104,270
     Less accumulated depreciation        (65,362)       (64,346)
       Net property, plant, and
         equipment                         38,819         39,924
                                         --------        -------
   Total assets                          $203,830       $200,916
                                         =========      ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                    $ 32,653       $ 28,266
     Payroll-related obligations            6,267          5,526
     Accrued warranty                       2,138          3,084
     Other current liabilities             14,742         16,535
                                         --------        -------
       Total current liabilities           55,800         53,411
   Postretirement benefit obligations       9,268          8,839
   Other long-term liabilities              5,245          5,026
   Net long-term liabilities of
     discontinued operations                  310            227
   Shareholders' equity:
     Preferred stock                          -              -
     Common stock:
       Class A                                  4              4
       Class B                                 89             89
     Paid-in capital                       16,763         16,533
     Retained earnings                    123,297        121,697
                                         --------        -------
                                          140,153        138,323
     Cost of Class B common stock
       in treasury                         (5,439)        (3,403)
     Pension liability adjustment          (1,507)        (1,507)
                                         --------        -------
       Total shareholders' equity         133,207        133,413
                                         --------        -------
   Total liabilities and
    shareholders' equity                 $203,830       $200,916
                                         =========      =========

                            OSHKOSH TRUCK CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 30, 1996
                                   (Unaudited)

                                                                                        Pension
                                      Common      Paid-in    Retained     Treasury      Liability
                                      Stock       Capital    Earnings      Stock        Adjustment     Total
                                                           (In thousands)

   Balance at September 30, 1995        $93      $16,533     $121,697      $(3,403)      $(1,507)   $133,413

   Net income                             -            -        3,802            -             -       3,802

   Cash dividends:
     Class A common stock                 -            -          (87)           -             -         (87)
     Class B common stock                 -            -       (2,115)           -             -      (2,115)

   Purchase of treasury stock             -            -           -        (2,142)            -      (2,142)

   Exercise of stock options              -           15           -           106             -         121

   Incentive compensation
    awards                               -           215           -            -              -         215
                                     ------      -------     --------      -------      --------    --------

   Balance at March 30, 1996            $93      $16,763     $123,297      $(5,439)      $(1,507)   $133,207
                                     ======      =======    =========     ========      ========    ========

                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six Months Ended
                                                     March 30,    April 1,
                                                       1996         1995
                                                       (In thousands)

   Operating activities:
     Net income from continuing operations             $ 3,802    $ 4,261
     Adjustments to reconcile net income
       to net cash used by operating activities:
         Depreciation and amortization                   4,000      4,115
         Deferred income taxes                               6     (1,155)
         Loss on disposal of property,
           plant, and equipment                            103         21
         Changes in operating assets and
           liabilities                                 (13,894)   (22,211)
                                                       -------    -------
         Total adjustments                              (9,785)   (19,230)
                                                       -------    -------
           Net cash used by operating activities        (5,983)   (14,969)
                                                       -------    -------
   Investing activities:
     Additions to property, plant, and
       equipment                                        (4,508)    (2,532)
     Proceeds from sale of property,
       plant, and equipment                              2,020          -
     Increase in other long-term assets                 (3,089)      (173)
                                                       -------    -------
       Net cash used by investing activities            (5,577)    (2,705)
                                                       -------    -------
   Net cash from discontinued operations                 4,321      1,883

   Financing activities:
     Net borrowings on lines of credit                       -      2,463
     Purchase of treasury stock and proceeds
       from exercise of stock options, net              (2,021)        36
     Dividends paid                                     (2,220)    (2,163)
                                                       -------    -------
     Net cash provided from (used by)
       financing activities                             (4,241)       336
                                                       -------    -------

   Decrease in cash and cash equivalents               (11,480)   (15,455)

   Cash and cash equivalents at beginning of period     29,716     15,836
                                                      --------   --------
   Cash and cash equivalents at end of period          $18,236    $   381
                                                      ========   ========

   Supplementary disclosures:
     Cash paid for interest:
       Continuing operations                           $    70    $   292
       Discontinued operations                               -        512
     Cash paid for income taxes                          2,903        829

                            OSHKOSH TRUCK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   1. BASIS OF PRESENTATION

   The condensed consolidated financial statements included herein have been prepared by the company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of company management, necessary to present fairly the condensed consolidated financial statements. Certain reclassifications have been made to the 1995 condensed consolidated financial statements to conform to the 1996 presentation.

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

   2. INVENTORIES
   Inventories consist of the following:


                                   March 30, 1996   September 30, 1995
                                               (In thousands)
   Finished products                   $ 9,269              $ 3,368
   Products in process                  28,617               15,132
   Raw materials                        36,864               35,106
                                       -------              -------
   Inventories at FIFO cost             74,750               53,606

   Less:
   Progress payments on U.S.
      Government contracts               1,909                  852
   Allowance for reduction to
     LIFO cost                           7,333                6,973
                                       -------             --------
                                       $65,508              $45,781
                                       =======              =======

   Title to all inventories related to U.S. Government contracts which provide for progress payments vests with the government to the extent of unliquidated progress payments.

   3. EARNINGS PER COMMON SHARE
   Earnings per common share is computed by dividing net income by the weighted average number of shares outstanding. The average number of shares outstanding was 8,871,816 and 8,711,342, respectively, for the three month periods and 8,902,703 and 8,710,239, respectively, for the six month periods ended March 30,1996 and April 1, 1995. Stock options, warrants and stock issuable under incentive compensation awards were not dilutive in any of the periods presented.

                            OSHKOSH TRUCK CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



   RESULTS OF OPERATIONS

   Second Quarter 1996 Compared to 1995

   Net income for the second quarter of the 1996 fiscal year was $2.2 million or $.25 per share compared to net income of $1.3 million or $.16 per share in 1995. Net income in the second quarter of the 1995 fiscal year was reduced by a charge of $.4 million or $.05 per share related to discontinued operations of the company's U.S. and Mexico chassis businesses which were sold in June 1995.

   Net sales for the current quarter were $103.1 million compared to $107.4 million in the quarter ended March 1995. Defense sales increased to $56.3 million in the second quarter of fiscal 1996 from $54.3 million in the second quarter of the 1995 fiscal year. Commercial sales decreased to $46.8 million in the second quarter of fiscal 1996 from $53.1 million in the second quarter of fiscal 1995 due to a decline in trailer sales of $11.4 million resulting from continuing softness in the trailer industry partially offset by an increase in construction vehicle sales.

   Gross income was $13.8 million or 13.4% of sales in the second quarter of the 1996 fiscal year compared to $13.9 million or 12.9% of sales in the 1995 fiscal year. The improved margins are due to improved pricing, continued productivity improvements, and material cost control on commercial products.

   Operating expenses totaled $10.6 million in the second quarter of the 1996 fiscal year compared to $10.1 million in the comparable period of the 1995 fiscal year. The increase is primarily attributable to higher marketing and developments costs in support of international sales and the company's entry into the rear discharge concrete mixer business.

   Interest income (expense), net improved by $365,000 as a result of the company's higher average investments in the 1996 fiscal year.
   Miscellaneous expense declined by $463,000 largely due to the impact on 1995 results of $418,000 of expenses related to the company's equity investment in a Mexican bus manufacturer.

   The effective income tax rate declined to 35.0% in the second quarter of the 1996 fiscal year from 43.6% in 1995. The 1995 rate was adversely impacted by non-deductible losses related to the company's equity investment in a Mexican bus manufacturer.

   RESULTS OF OPERATIONS

   First Six Months 1996 Compared to 1995

   Net income for the first half of the 1996 fiscal year was $3.8 million or $.43 per share compared to net income of $2.9 million or $.33 per share in 1995. Net income in the 1995 fiscal year period was reduced by a charge of $1.4 million or $.17 per share related to discontinued operations of the company's U.S. and Mexico chassis businesses which were sold in June 1995.

   Net sales for the six months ended March 1996 were $183.7 million compared to $202.9 million in the six months ended March 1995. Defense sales totaled $114.1 million for the first six months of fiscal 1996, substantially unchanged from $115.4 million in the first half of the 1995 fiscal year. Commercial sales decreased to $69.6 million in the first half of fiscal 1996 from $87.5 million in the first half of fiscal 1995 largely due to a decline in trailer sales of $19.2 million.

   Gross income was $25.3 million or 13.8% of sales in the first half of the 1996 fiscal year compared to $26.2 million or 12.9% of sales in the 1995 fiscal year. The improved margins are due to improved pricing, continued productivity improvements, and material cost control on commercial products.

   Operating expenses totaled $19.9 million in the first six months of the 1996 fiscal year compared to $18.6 million in the comparable period of the 1995 fiscal year. The increase is primarily attributable to higher marketing and development costs in support of international sales and the company's entry into the rear discharge concrete mixer business.

   Interest income (expense), net improved by $614,000 as a result of the company's higher average investments in the 1996 fiscal year.
   Miscellaneous expense declined by $414,000 largely due to the impact on 1995 results of $418,000 of expenses related to the company's equity investment in a Mexican bus manufacturer.

   The effective income tax rate declined to 36.5% in the first six months of the 1996 fiscal year from 40.7% in the first half of the 1995 fiscal year. The 1995 rate was adversely impacted by non-deductible losses related to the company's equity investment in a Mexican bus manufacturer.

   LIQUIDITY AND CAPITAL RESOURCES

   During the first six months of fiscal 1996, cash and cash equivalents decreased by $11.5 million. Cash of $6.0 million was used in operations principally to fund a $19.7 million increase in inventories related to customer orders scheduled to ship in the second half of fiscal 1996. The increase in inventories was partially offset by earnings in the period, a $4.4 million increase in accounts payable related to the inventory build and the realization of $3.3 million of current assets of discontinued operations. Working capital requirements are anticipated to remain at high levels through the remainder of the 1996 fiscal year. Capital additions and increases in other assets totaling $7.6 million during the first six months of fiscal 1996 principally related to investments to enter the rear discharge concrete mixer business. Dividends and stock repurchases totaled $4.2 million in the first six months of fiscal 1996. Partially offsetting these requirements was $2.0 million of cash proceeds from the sale of property, plant, and equipment, principally related to the sale of the company's airplane.

   Effective March 13, 1996, the company re-negotiated its bank credit agreement to increase its revolving credit facility from $45 million to $55 million on substantially the same terms as the previous facility.

   The company believes its internally generated cash flow, supplemented by progress payments when available, and the existing credit facility will be adequate to meet working capital and other operating and capital requirements of the company in the foreseeable future.

   BACKLOG

   The backlog as of March 30, 1996 was $304 million compared to $350 million at September 30, 1995. Major United States Department of Defense trucks backlog consists of Palletized Load System (PLS) vehicles, Heavy Expanded Mobility Tactical Trucks (HEMTT), including the start of a HEMTT rebuild program, and Logistics Vehicle System (LVS) trucks.

   STOCK BUY BACK

   In July 1995, the company's board of directors authorized the repurchase of up to 1,000,000 shares of Class B common stock. As of April 30, 1996, the company has purchased 246,100 shares under this program at a cost of $3.5 million or $14.29 per share.

   ALLIANCE

   Implementation of the Strategic Alliance with Freightliner Corporation continued in the second quarter. The company had signed a Distribution Agreement with Freightliner Corporation on December 13, 1995 under which seven models of Oshkosh construction, refuse and other heavy duty trucks will be sold through Freightliner dealers. Significant incremental volumes are not expected to be achieved under the Distribution Agreement during the 1996 fiscal year. The company expects to spend up to $2.0 million in the current fiscal year related to new product and market development related to products to be distributed through Freightliner dealers and other associated administrative activities.

   Freightliner Corporation was awarded a $49.5 million defense contract for 269 U.S. Army M916 and M917 series of trucks. The company is currently working with Freightliner Corporation to novate the U.S. Army M916 and M917 contract to Oshkosh, in which case production would begin in Oshkosh in the first quarter of the 1997 fiscal year.

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                 March 30, 1996


   ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

   At the annual meeting of shareholders held on January 22, 1996, all of the persons nominated as directors were elected. The following table sets forth certain information with respect to such election.

                         Shares               Shares           Other Shares
   Name of Nominee     Voted For       Withholding Authority     Not Voted

   Class A Nominees

   R.E. Goodson          386,372                  0                23,911
   S.P. Mosling          386,372                  0                23,911
   J.P. Mosling, Jr.     386,372                  0                23,911
   J.W. Andersen         386,372                  0                23,911
   M.W. Grebe            386,372                  0                23,911
   R.G. Bohn             386,372                  0                23,911

   Class B Nominees

   D.T. Carroll        7,433,472             95,517               947,876
   J.H. Hebe           7,407,961            121,028               947,876


   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit 4.1 -  Credit Agreement by and among Oshkosh Truck
                       Corporation and Firstar Bank Milwaukee, N.A., Bank One, Milwaukee, N.A., NationsBank, N.A., and Harris Trust and Savings Bank, dated as of March 13, 1996.

        Exhibit 27 -   Financial Data Schedule

   (b)  Reports on Form 8-K

        The company was not required to file a report on Form 8-K during the quarter ended March 30, 1996.

                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OSHKOSH TRUCK CORPORATION



   DATE:    May 13, 1996                        /s/  R. Eugene Goodson
                                            R. Eugene Goodson
                                            Chairman and Chief Executive
                                            Officer



   DATE:    May 13, 1996                        /s/  Charles L. Szews
                                            Charles L. Szews
                                            Vice President and Chief
                                            Financial Officer (Principal
                                            Financial Officer)



   DATE:    May 13, 1996                         /s/  Peter F. Mueller
                                            Corporate Controller
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.    Description

      4.1 Credit Agreement by and among Oshkosh Truck Corporation and Firstar Bank Milwaukee, N.A., Bank One, Milwaukee, N.A., NationsBank, N.A., and Harris Trust and Savings Bank, dated as of March 13, 1996.

      27          Financial Data Schedule