Form 10-Q
period 1996-06-29
OSHKOSH TRUCK CORP
filed 1996-08-13
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 29, 1996

                                       or

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock Outstanding as of August 7, 1996:    409,458

   Class B Common Stock Outstanding as of August 7, 1996:   8,220,070

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                         FOR QUARTER ENDED JUNE 29, 1996

                                                                Page
   PART I.        Financial Information

        Item 1.   Financial Statements

                  Condensed Consolidated Statements of Income      3

                  Condensed Consolidated Balance Sheets            4

                  Condensed Consolidated Statement of
                  Shareholders' Equity                             5

                  Condensed Consolidated Statements of
                  Cash Flows                                       6

                  Notes to Condensed Consolidated
                  Financial Statements                             7

        Item 2.   Management's Discussion and Analysis of
                  Results of Operations and Financial
                  Condition                                       10

   PART II.       Other Information                               15

   Signatures                                                     16

                         PART I.  FINANCIAL INFORMATION
                            OSHKOSH TRUCK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                     Three Months Ended   Nine Months Ended
                                      June 29,   July 1,   June 29,  July 1,
                                        1996       1995     1996      1995
                                      --------  --------  --------  --------
                                    (In thousands, except per share amounts)

   Net sales                          $112,025  $126,400  $295,697  $329,257

   Cost of sales                       101,294   109,455   259,678   286,097
                                      --------  --------  --------  --------
   Gross income                         10,731    16,945    36,019    43,160

   Operating expenses:
     Selling, general
       and administrative               12,791     8,944    29,977    24,431
     Engineering, research
       and development                   1,783     1,226     4,516     4,354
                                      --------  --------  --------  --------
   Total operating expenses             14,574    10,170    34,493    28,785
                                      --------  --------  --------  --------
   Income (loss) from continuing
     operations                         (3,843)    6,775     1,526    14,375

   Other income (expense):
     Interest expense                      (34)     (212)     (104)     (491)
     Interest income                       168        73       956       456
     Miscellaneous, net                     24        28       (76)     (486)
                                      --------  --------  --------  --------
                                           158      (111)      776      (521)
                                      --------  --------  --------  --------
   Income (loss) from continuing
     operations before income taxes     (3,685)    6,664     2,302    13,854

   Provision (credit) for income
     taxes                              (1,287)    2,566       898     5,495
                                      --------  --------  --------  --------
   Net income (loss) from
     continuing operations              (2,398)    4,098     1,404     8,359

   Loss from discontinued
     operations, net of
     income tax benefit                 (2,211)   (1,010)   (2,211)   (2,421)
                                      --------  --------  --------  --------
   Net income (loss)                  $ (4,609) $  3,088  $   (807) $  5,938
                                      ========  ========  ========  ========

   Earnings (loss) per common share:

     Income (loss) from continuing
       operations                     $  (0.27) $   0.46  $   0.16  $   0.96
     Discontinued operations             (0.25)    (0.11)    (0.25)    (0.28)
                                      --------  --------  --------  --------
     Net income (loss)                $  (0.52) $   0.35  $  (0.09) $   0.68
                                      ========= ========= ========= =========

   Cash dividends per common share:
     Class A                          $0.10875  $0.10875  $0.32625  $0.32625
     Class B                          $0.12500  $0.12500  $0.37500  $0.37500


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 June 29,   September 30,
                                                  1996          1995
                                                    (In thousands)
        ASSETS
   Current assets:
     Cash and cash equivalents                  $ 18,439      $ 29,716
     Receivables, net of allowance
       for doubtful accounts                      52,489        58,110
     Inventories                                  70,977        45,781
     Prepaid expenses                              2,859         3,627
     Deferred and refundable income taxes          7,972         4,681
     Net current assets of discontinued
       operations                                      -         3,273
                                                --------      --------
         Total current assets                    152,736       145,188
   Deferred charges                                2,542         2,978
   Deferred income taxes                           2,674         2,389
   Other long-term assets                          9,706        10,437
   Property, plant, and equipment:
     Land                                          5,857         5,522
     Buildings                                    30,332        30,118
     Machinery and equipment                      68,815        68,630
                                                --------      --------
                                                 105,004       104,270
     Less accumulated depreciation               (67,126)      (64,346)
                                                --------      --------
       Net property, plant, and equipment         37,878        39,924
                                                --------      --------
   Total assets                                 $205,536      $200,916
                                                ========      ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                           $ 37,324      $ 28,266
     Payroll-related obligations                   6,478         5,526
     Accrued warranty                              3,474         3,084
     Other current liabilities                    15,129        16,535
                                                --------      --------
       Total current liabilities                  62,405        53,411
   Postretirement benefit obligations              9,490         8,839
   Other long-term liabilities                     4,958         5,026
   Net long-term liabilities of
     discontinued operations                       2,803           227
   Shareholders' equity:
     Preferred stock                                   -             -
     Common stock:
       Class A                                         4             4
       Class B                                        89            89
     Paid-in capital                              16,396        16,533
     Retained earnings                           117,603       121,697
                                                --------      --------
                                                 134,092       138,323
     Cost of Class B common stock
       in treasury                                (6,705)       (3,403)
     Pension liability adjustment                 (1,507)       (1,507)
                                                --------      --------
       Total shareholders' equity                125,880       133,413
                                                --------      --------
   Total liabilities and shareholders'
     equity                                     $205,536      $200,916
                                                ========      ========

   The accompanying notes are an integral part of these condensed consolidated financial statements

                            OSHKOSH TRUCK CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 29, 1996
                                   (Unaudited)
                                                                                         Pension
                                       Common     Paid-in      Retained    Treasury     Liability
                                       Stock      Capital      Earnings     Stock       Adjustment       Total
                                                                   (In thousands)
   Balance at September 30, 1995        $93       $16,533      $121,697    $(3,403)      $(1,507)      $133,413

   Net loss                               -             -          (807)         -             -           (807)

   Cash dividends:
     Class A common stock                 -             -          (132)         -             -           (132)
     Class B common stock                 -             -        (3,155)         -             -         (3,155)

   Purchase of treasury stock             -             -             -     (3,425)            -         (3,425)
   Exercise of stock options              -            28             -        123             -            151

   Incentive compensation awards          -          (165)            -          -             -           (165)
                                      -----       -------      --------    -------       -------       --------

   Balance at June 29, 1996             $93       $16,396      $117,603    $(6,705)      $(1,507)      $125,880
                                      =====       =======      ========    =======       =======       ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine Months Ended
                                                       June 29,   July 1,
                                                         1996      1995
                                                         (In thousands)
   Cash provided from (used for) operations:
     Net income from continuing operations             $ 1,404    $ 8,359
     Depreciation and amortization                       6,146      6,225
     Write-off of investments                            3,225          -
     Deferred income taxes                                (493)     1,329
     Loss on disposal of property,
       plant, and equipment                                 74         26
     Changes in operating assets and
       liabilities                                     (13,039)   (25,948)
                                                       -------    -------
         Net cash used for operations                   (2,683)   (10,009)

   Cash provided from (used for) investing
     activities:
       Additions to property, plant, and
         equipment                                      (5,486)    (3,546)
       Proceeds from sale of property,
         plant, and equipment                            2,079          -
       Increase in other long-term assets               (3,261)      (619)
                                                       -------    -------
         Net cash used for investing activities         (6,668)    (4,165)

   Cash provided from discontinued operations            4,667      7,407

   Cash provided from (used for) financing
     activities:
       Net payments on lines of credit                       -        (37)
       Sales of common stock and common stock
         warrants, net of issuance costs                     -      8,574
       Purchase of treasury stock and proceeds
         from stock options, net                        (3,274)        36
       Dividends paid                                   (3,319)    (3,245)
                                                       -------    -------
         Net cash provided from (used for)
           financing activities                         (6,593)     5,328
                                                       -------    -------
   Decrease in cash and cash equivalents               (11,277)    (1,439)

   Cash and cash equivalents at beginning of period     29,716     15,836
                                                       -------    -------
   Cash and cash equivalents at end of period          $18,439    $14,397
                                                       =======    =======
   Supplementary disclosures:
     Cash paid for interest:
       Continuing operations                           $   104    $   585
       Discontinued operations                               -        709
     Cash paid for income taxes                          3,095        961

   The accompanying notes are an integral part of these condensed consolidated financial statements.

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

   2. INVENTORIES
   Inventories consist of the following:

                                      June 29, 1996   September 30, 1995
                                                (In thousands)
   Finished products                     $ 7,264          $ 3,368
   Products in process                    33,944           15,132
   Raw materials                          39,191           35,106
                                         -------          -------
   Inventories at FIFO cost               80,399           53,606
   Less:
   Progress payments on U.S.
     Government contracts                  1,909              852
   Allowance for reduction to
     LIFO cost                             7,513            6,973
                                         -------          -------
                                         $70,977          $45,781
                                         =======          =======

   Title to all inventories related to U.S. Government contracts which provide for progress payments vests with the government to the extent of unliquidated progress payments.

   3. EARNINGS (LOSS) PER COMMON SHARE
   Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding. The average number of shares outstanding was 8,839,727 and 8,827,350, respectively, for the three month periods and 8,881,711 and 8,749,133, respectively, for the nine month periods ended June 29, 1996 and July 1, 1995. Stock options, warrants and stock issuable under incentive compensation awards were not dilutive in any of the periods presented.

   4.  SPECIAL CHARGES

   During the third quarter of fiscal 1996, the company recognized pre-tax charges of $9.9 million (or $6.1 million after-tax). During the quarter, the company evaluated the carrying values of its remaining investments and receivables associated with its Mexican bus affiliate. Due to prolonged weakness in the Mexican economy and continuing losses and high leverage reported by the affiliate, the company is no longer assured that it will realize its investments and receivables associated with its affiliate and wrote off such investments and receivables with a pre-tax charge totaling $5.6 million.

   The company's fiscal 1996 third quarter earnings also were adversely affected by pre-tax charges of approximately $3.3 million due to delays in the start-up of full scale production of an $85 million Improved Palletized Flatracks (IPF) contract for the U.S. Army. This production has been subcontracted to Steeltech Manufacturing, Inc. (Steeltech). In late July 1996, Steeltech production under the IPF contract passed first article testing. Production under the contract is expected to be completed in early 1998. Fiscal 1996 third quarter earnings were also adversely affected by pre-tax charges of $1.0 million to recognize additional warranty and other product related liabilities with respect to the company's U.S. chassis business which was sold in June 1995.

   5.  STOCK BUY BACK

   In July 1995, the company's Board of Directors authorized the repurchase of up to 1,000,000 shares of Class B common stock. As of August 7, 1996, the company has purchased 457,035 shares under this program at a total cost of $6.5 million or an average of $14.22 per share.

   6.  LITIGATION

   The company is engaged in litigation against Super Steel Products Corporation (SSPC), the company's former supplier of mixer systems for S-Series front discharge concrete mixer trucks. After incurring internal cost overruns under its long-term supply contract with the company, SSPC conditioned its continued performance under the contract upon the company accepting material price increases for such cost overruns. Following unsuccessful efforts to negotiate a resolution, SSPC sued the company in state court, claiming the company breached the contract. The company counterclaimed for repudiation of contract. The case was recently tried to a jury in Milwaukee County. On July 26, 1996, the jury returned a verdict for SSPC awarding damages totaling approximately $4.5 million. A judgment will not be entered until after post-verdict motions have been made. The company will file motions with the trial court requesting the court to overturn or substantially reduce the verdict. Based on advice of counsel, management believes such motions have substantial merit and that the trial court may grant substantial relief from the verdict. In the event of an adverse judgment against the company, management would expect to vigorously pursue an appeal.

   7.  ACQUISITION OF PIERCE MANUFACTURING INC.

   On August 7, 1996, the company entered into an agreement to acquire all the outstanding stock of Pierce Manufacturing Inc. (Pierce). Pierce is a leading manufacturer and marketer of fire fighting apparatus sold into the domestic market with sales for the year ended October 31, 1995 of approximately $180 million. The company expects to finalize the acquisition in mid-September for a total purchase price of $158 million. The company will enter into a new bank credit agreement, principally with its current bank group, to finance the acquisition. The new bank credit agreement will replace the existing credit facility and is expected to consist of a $150 million term loan and a $50 million revolving credit facility.

                            OSHKOSH TRUCK CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   RESULTS OF OPERATIONS

   Third Quarter 1996 Compared to 1995

        For the third quarter of the 1996 fiscal year, the company incurred a net loss of $4.6 million or $0.52 per share compared to net income of $3.1 million or $0.35 per share in the third quarter of the 1995 fiscal year. During the third quarter of fiscal 1996, the company recognized pre-tax charges of $9.9 million (or $6.1 million after-tax), principally related to the write-off of its remaining investments in Mexico and production delays associated with a large subcontract to Steeltech Manufacturing, Inc. (Steeltech). Net income in the third quarter of the 1995 fiscal year was reduced by an after-tax charge of $1.0 million or $0.11 per share related to discontinued operations of the company's U.S. and Mexico chassis businesses which were sold in June 1995.

        During the third quarter of fiscal 1996, the company evaluated the carrying values of its remaining investments and receivables associated with its Mexican bus affiliate. The company's affiliate continues to maintain a leading share in the Mexican bus market. However, due to prolonged weakness in the Mexican economy and continuing losses and high leverage reported by the Mexican affiliate, the company is no longer assured that it will realize its investments and receivables associated with its affiliate and wrote off such investments and receivables in the third quarter of fiscal 1996 with a pre-tax charge totaling $5.6 million.

        The company's fiscal 1996 third quarter earnings also were adversely affected by pre-tax charges of $3.3 million due to delays in the start-up of full scale production of an $85 million Improved Palletized Flatracks
   (IPF) contract for the U.S. Army. This production has been subcontracted to Steeltech. In late July 1996, Steeltech production under the IPF contract passed first article testing (final testing under the contract). Production under the contract is expected to be completed in early 1998. Fiscal 1996 third quarter earnings also were affected by pre-tax charges of $1.0 million to recognize additional warranty and other product related liabilities with respect to the company's former U.S. chassis business which was sold in June 1995.

        Net sales for the third quarter of the 1996 fiscal year were $112.0 million compared to $126.4 million for the third quarter of the 1995 fiscal year. Defense sales decreased to $62.3 million in the third quarter of the 1996 fiscal year from $71.7 million in the third quarter of the 1995 fiscal year principally due to delays in the start-up of full scale production under the IPF contract. Commercial sales decreased to $49.7 million in the third quarter of the 1996 fiscal year from $54.7 million in the third quarter of the 1995 fiscal year due to a decline in trailer sales of $10.0 million which was partially offset by increases in concrete mixer, snow truck and parts sales.

        Gross income was $10.7 million or 9.6% of sales in the third quarter of the 1996 fiscal year compared to $16.9 million or 13.4% of sales in the third quarter of the 1995 fiscal year. Charges of $3.1 million and overall lower defense sales, each resulting from the production delays under the IPF subcontract to Steeltech, reduced gross income for the third quarter of fiscal 1996.

        Operating expenses totaled $14.6 million in the third quarter of the 1996 fiscal year compared to $10.2 million in the third quarter of the 1995 fiscal year. Operating expenses for the third quarter of the 1996 fiscal year include charges of $3.2 million associated with the write-off of investments in the company's Mexican bus affiliate and Steeltech and a $1.7 million increase in warranty expenses.

        The $2.2 million after-tax loss from discontinued operations ($3.6 million pre-tax) in the third quarter of fiscal 1996 results from the write-off of receivables of $2.6 million (pre-tax) related to the company's former Mexican bus chassis business which was sold in June 1995 and from the $1.0 million pre-tax charge for additional warranty and other product related liabilities with respect to the company's former U.S. chassis business which also was sold in June 1995.

   First Nine Months 1996 Compared to 1995

        For the first nine months of the 1996 fiscal year, the company incurred a net loss of $0.8 million or $0.09 per share compared to net income of $5.9 million or $0.68 per share for the first nine months of the 1995 fiscal year. The 1996 period includes after-tax charges of $6.1 million principally related to the write-off of its remaining investments in Mexico and production delays associated with a large subcontract to Steeltech. Net income in the first nine months of the 1995 fiscal year was reduced by a charge of $2.4 million or $0.28 per share related to discontinued operations of the company's former U.S. and Mexico chassis businesses which were sold in June 1995.

        Net sales for the nine months ended June 1996 were $295.7 million compared to $329.3 million for the nine months ended June 1995. Defense sales declined to $176.4 million in the nine months ended June 1996 from $187.2 million in the nine months ended June 1995 principally due to delays in the start-up of full scale production under the IPF subcontract to Steeltech. Commercial sales decreased to $119.3 million in the nine months ended June 1996 from $142.1 million in the nine months ended June 1995 due to a decline in trailer sales of $29.3 million which was partially offset by an increase in concrete mixer and parts sales.

        Gross income was $36.0 million or 12.2% of sales for the first nine months of fiscal 1996 compared to $43.2 million or 13.1% of sales in the same period of 1995. Gross income declined during the first nine months of fiscal 1996 due to charges of $3.1 million and overall lower defense sales, each resulting from the production delays under the IPF subcontract to Steeltech.

        Operating expenses totaled $34.5 million in the nine months ended June 1996, an increase of $5.7 million compared to the $28.8 million for the nine months ended June 1995. The nine month period ended June 1996 includes charges of $3.2 million for the write-off of investments in the company's Mexican bus affiliate and Steeltech and a $1.9 million increase in warranty expense.

   LIQUIDITY AND CAPITAL RESOURCES

        During the first nine months of fiscal 1996, cash and cash equivalents decreased by $11.3 million. Cash of $2.7 million was used in operations principally due to increased net working capital requirements related to an increase in customer orders scheduled to ship in the fourth quarter of fiscal 1996. Working capital requirements are anticipated to remain at high levels through the remainder of the 1996 fiscal year. Capital additions and increases in other assets totaling $8.7 million during the first nine months of fiscal 1996 principally related to investments to enter the rear discharge concrete mixer business. Dividends and stock repurchases totaled $6.6 million in the first nine months of fiscal 1996. Partially offsetting these requirements were cash proceeds of $4.7 million of current assets of discontinued operations which were realized in fiscal 1996 and $2.1 million of cash proceeds from the sale of property, plant, and equipment, principally related to the sale of the company's airplane.

        The company is engaged in litigation against Super Steel Products Corporation (SSPC), the company's former supplier of mixer systems for S-Series front discharge concrete mixer trucks. After incurring internal cost overruns under its long-term supply contract with the company, SSPC conditioned its continued performance under the contract upon the company accepting material price increases for such cost overruns. Following unsuccessful efforts to negotiate a resolution, SSPC sued the company in state court, claiming the company breached the contract. The company counterclaimed for repudiation of contract. The case was recently tried to a jury in Milwaukee County. On July 26, 1996, the jury returned a verdict for SSPC awarding damages totaling approximately $4.5 million. A judgment will not be entered until after post-verdict motions have been made. The company will file motions with the trial court requesting the court to overturn or substantially reduce the verdict. Based on advice of counsel, management believes such motions have substantial merit and that the trial court may grant substantial relief from the verdict. In the event of an adverse judgment against the company, management would expect to vigorously pursue an appeal.

        On August 7, 1996, the company entered into an agreement to acquire all the outstanding stock of Pierce Manufacturing Inc. (Pierce). Pierce is a leading manufacturer and marketer of fire fighting apparatus sold into the domestic market with sales for the year ended October 31, 1995 of approximately $180 million. The company expects to finalize the acquisition in mid-September for a total purchase price of $158 million. The company will enter into a new bank credit agreement, principally with its current bank group, to finance the acquisition. The new bank credit agreement will replace the existing credit facility and is expected to consist of a $150 million term loan and a $50 million revolving credit facility.

        The company believes its internally generated cash flow, supplemented by progress payments when available, the existing credit facility and the term loan and revolving credit facility under the new bank credit agreement will be adequate to finance the acquisition of Pierce and meet working capital and other operating and capital requirements of the company in the foreseeable future.

   BACKLOG

        The backlog as of June 29, 1996, was $301 million compared to $350 million at September 30, 1995. Major United States Department of Defense trucks backlog consists of Palletized Load System (PLS) vehicles, Heavy Expanded Mobility Tactical Trucks (HEMTT), including the start of a HEMTT rebuild program, Improved Palletized Flatracks (IPF), and Logistics Vehicle System (LVS) trucks.

   STOCK BUY BACK

        In July 1995, the company's Board of Directors authorized the repurchase of up to 1,000,000 shares of Class B common stock. As of August 7, 1996, the company has purchased 457,035 shares under this program at a total cost of $6.5 million or an average of $14.22 per share.

   ALLIANCE

        Implementation of the Strategic Alliance with Freightliner Corporation continued during the third quarter of fiscal 1996. However, incremental sales attributable to the Strategic Alliance have fallen short of expectations, and the U.S. Army M916 and M917 contract has not yet been novated to the company from Freightliner.

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                  JUNE 29, 1996

   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit 27 -   Financial Data Schedule

   (b)  Reports on Form 8-K

        The company was not required to file a report on Form 8-K during the quarter ended June 29, 1996.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     OSHKOSH TRUCK CORPORATION

   DATE:                             /s/ R. Eugene Goodson
                                      R. Eugene Goodson
                                      Chairman and Chief
                                      Executive Officer
                                      (Principal Executive Officer)

   DATE:                             /s/ Charles L. Szews
                                      Charles L. Szews
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)

   DATE:                              /s/ Peter F. Mueller
                                      Peter F. Mueller
                                      Corporate Controller
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit No.    Description

      27          Financial Data Schedule