Form 10-K405
period 1996-09-30
OSHKOSH TRUCK CORP
filed 1996-12-27
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

   (Mark One)
   (X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended September 30, 1996, or

   ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from to

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

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of November 15, 1996:

        Class A Common Stock, $.01 par value -   No Established Market Value
        Class B Common Stock, $.01 par value -   $87,509,997

        Number of shares outstanding of each of the registrant's classes of common stock as of November 15, 1996:

        Class A Common Stock, $.01 par value -     408,958 shares
        Class B Common Stock, $.01 par value -   8,236,235 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

        Parts II and IV incorporate, by reference, portions of the Annual Report to Shareholders for the year ended September 30, 1996.

        Part III incorporates, by reference, portions of the Proxy Statement dated December 30, 1996.

                            OSHKOSH TRUCK CORPORATION

                       Index to Annual Report on Form 10-K

                          Year ended September 30, 1996

                                                                         Page

                                     PART I.

   ITEM  1.  BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . .  3

   ITEM  2.  PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . .  7

   ITEM  3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .  8

   ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . .  8

             EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . .  8

                                    PART II.

   ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . .  9

   ITEM  6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . .  9

   ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . .  9

   ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . 10

   ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . 10

                                    PART III.

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                OF THE REGISTRANT  . . . . . . . . . . . . . . . . . . . . 10

   ITEM 11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . 10

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . 10

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . . 10

                                    PART IV.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . 10

             INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . 15



                                     PART I

   Item 1.   BUSINESS

   General

        The company engineers, manufactures and markets a broad range of specialized trucks and proprietary parts under the "Oshkosh" trademark, and a broad line of specialty fire apparatus under the "Pierce" trademark. As a specialized vehicle producer, the company holds a unique position in the industry, having acquired the engineering, rapid product development and lean manufacturing expertise and flexibility to profitably build specialty vehicles in competition with companies both much larger and smaller than itself. Mass producers design a vehicle to serve many markets. In contrast, the company's vehicles, manufactured in low to medium production volumes, are engineered for market niches where a unique, innovative design will meet a purchaser's requirements for use in specific, often adverse operating conditions. Many of the company's products are found operating in snow, deserts and soft or rough terrain where there is a need for high performance or high mobility. Because of the quality of its specialized vehicles, the company believes its products perform at lower life cycle costs than those that are mass-produced.

        Markets served by the company domestically and internationally are categorized as defense and commercial. Since 1980, specialized vehicle sales to the defense market have significantly increased and in fiscal 1996 represented 61% of the company's sales volume, after reaching a peak of 83% in fiscal 1987.

        The company primarily depends upon components made by suppliers for its products. The company has successfully managed its supply network, which consists of approximately 3,500 active vendors. Through its reliance on this supply network for the purchase of certain components, the company is able to avoid many of the preproduction and fixed costs associated with the manufacture of those components. While the company purchases many of the high dollar components for assembly, such as engines, transmissions and axles, it does have significant machining and fabricating capability for the manufacture of certain important proprietary components. This capability is used for the manufacture of certain axles, transfer cases, cabs, body structures, aerial ladders, and many smaller parts which add uniqueness and value to the company's products. Some of these proprietary components are marketed to other manufacturers.

   Acquisitions

        On September 18, 1996, the company acquired for cash all of the issued and outstanding stock of Pierce Manufacturing Inc. (Pierce), a leading manufacturer and marketer of fire trucks and other fire apparatus in the U.S. The acquisition price of $156.9 million, net of cash acquired, and including related costs was financed from borrowings under a new credit facility. On November 9, 1995, the company through its wholly-owned subsidiary, Summit Performance Systems, Inc. (Summit), acquired the inventory, land, buildings, machinery and equipment, and technology of Friesz Manufacturing Company (Friesz), a manufacturer of concrete mixer systems and related aftermarket replacement parts, from available cash for $3.9 million.

   Products and Markets

        The company currently manufactures seven different series of commercial trucks, and eight specialty fire apparatus models, and during fiscal 1996, had two active contracts with the U.S. Government related to production of the Palletized Load System (PLS) and Heavy Expanded Mobility Tactical Truck (HEMTT) vehicles. Within each series there is a varying number of models. Models are usually distinguished by differences in engine, transmission, axle, body configuration, pump, and ladder combinations, among others. Vehicles produced generally range in price from $60,000 to $1 million; in horsepower from 210 to 1,025; and in gross vehicle weight from 33,000 to 150,000 pounds. The company has designed vehicles to operate in the environmental extremes of arctic cold or desert heat. Most vehicles are designed with the capability to operate in both highway and off-road conditions. The company aggressively supports its products with an aftermarket parts and service organization.

   Defense

        The company manufactures a broad range of wheeled vehicles for the U.S. Department of Defense and export markets and is the free world's largest producer of heavy-duty wheeled vehicles. The company has performed major defense contracts for over 50 years, and in the year ended September 30, 1996 had defense sales of $251.5 million or 61% of its total sales. Contracts with the Department of Defense generally are multi-year contracts. Each contract typically provides that the government will purchase a base quantity of vehicles with options for additional purchases. All obligations of the government under the contracts are subject to receipt of government funding, and it is customary to expect purchases when
   Congress has funded the purchase through annual budget appropriations and after the government has committed the funds to the contractor.

        During fiscal 1996, the company primarily produced the Palletized Load System (PLS) and the Heavy Expanded Mobility Tactical Truck (HEMTT) products for the U.S. Department of Defense. During 1996, the company was awarded a contract to overhaul 274 existing HEMTT vehicles at a total value of approximately $23.2 million, of which 119 vehicles were completed in fiscal 1996. Each vehicle, along with major components and subassemblies, is disassembled. Parts are thoroughly cleaned and inspected for reuse, and for worn or damaged parts. After reassembly, the HEMTT vehicles are covered by a new vehicle warranty. The company has produced more than 14,400 of the eight wheel drive, ten ton capacity HEMTTs which are considered the backbone of the U.S. Army's heavy-duty truck fleet.

        Additionally during 1996, the U.S. Government awarded the company an innovative contract for the purchase of new HEMTTs and Logistic Vehicle System (LVS) front modules. Under this "family" contract, the U.S. Government plans to award sufficient sales to Oshkosh Truck to ensure a minimum production rate of 20 trucks per month for the two truck models through September 1999. The first purchase under this new contract is for 201 HEMTTs and 34 LVS modules valued at $47.1 million. Production at a rate of two vehicles per day is scheduled to begin in February 1997 and extend through August 1997. Oshkosh Truck is the first manufacturer of heavy-duty vehicles to be awarded a family contract. This new type of contract is called a family contract because it covers both the HEMTTs and LVS modules -- models which are considered members of the same vehicle family. These models are similar in design and have many common component suppliers.

        On November 21, 1996, the U.S. Army Tank Automotive and Armaments Command awarded each of the company and one other defense contractor, $6.9 million prototype contracts for Phase I competition of the Medium Tactical Truck Remanufacture Program (MTTR). The MTTR Program was initiated to update and modernize the 5-Ton tactical vehicle fleet of the U.S. Marine Corps. The goal of the program is to remanufacture the current configuration to a more robust design capable of carrying a much greater payload with substantially increased cross-country mobility. The current fleet of approximately 10,000 U.S. Marine Corps trucks are up to 20 years old. The new U.S. Marine Corps vehicle will have extraordinary performance and mobility exceeding that of any comparable truck in the world. The U.S. Army portion of the program is designed to increase the useful life, and decrease operation and support costs, of a portion of the U.S. Army's existing fleet of nearly 60,000 vehicles. It will include inserting current technologies, making the truck capable of performing its mission well into the next century. Phase I covers the design, development, and production of five prototype test vehicles for the U.S. Marine Corps. Five additional test vehicles for the U.S. Army are available as an option under the contract. The five Marine Corps vehicles will be ready for testing in August 1997, which will be completed in April 1998. Under Phase II of the program, up to a total of 11,500 U.S. Marine Corps and U.S. Army units will be awarded for production at a value of approximately $1.8 billion over several years. Competition for the Phase II production contract will be intense between the two Phase I contractors. Phase I testing along with the Phase II proposal will determine the single supplier of the production contract covering both the U.S. Marine Corps and U.S. Army vehicles.

   Commercial

        The company manufactures a wide variety of heavy-duty specialized trucks for vocational, airport, and municipal markets. Products are uniquely engineered for specific severe-duty requirements where innovative design provides superior performance.

        The fire apparatus business is conducted through the company's Pierce subsidiary headquartered in Appleton, Wisconsin. Pierce primarily serves municipal markets but also serves airports, universities and large industrial companies. The Pierce product line includes pumpers, aerials and heavy duty rescue vehicles on five different models of custom chassis and two models of commercial chassis.

        The company serves airport markets with products that include Aircraft Rescue and Firefighting (ARFF) and snow removal vehicles. ARFF vehicles are offered from 1000 to 3000 gallon capacities. Oshkosh also offers the innovative Snozzle/R/, an extendable turret with an integrated video camera and automated remote controls that can pierce into an aircraft interior and position the agent flow precisely at the location of the fire. Suppressant application is faster and uses up to 50% less agent than conventional mass application techniques. The all-wheel drive Oshkosh H-series snowblower keeps runways open by casting
   4,000 tons of snow per hour. The H-series snowblower provides multi-purpose use with an interchangeable blower, blade plows and brooms. The all-wheel drive P-series with its heavy-duty frame has an unsurpassed reputation for durability.

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

   Backlog

        The company's backlog at September 30, 1996 was $433 million, compared to $350 million at September 30, 1995. The backlog at fiscal year-end 1996 includes $272 million with respect to U.S. Government contracts, $118 million related to Pierce, and the remainder relates to other commercial products. All the company's backlog pertains to fiscal 1997 business except for defense backlog totaling $36 million with respect to fiscal 1998. Virtually all the company's revenues are derived from customer orders prior to commencing production.

   Stock Buyback

        In July 1995, the company's board of directors authorized the repurchase of up to 1,000,000 shares of Class B common stock. As of November 27, 1996, the company has repurchased 461,535 shares under this program at a cost of $6.6 million.

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

   Marketing and Distribution

        All domestic defense products are sold direct and the company maintains a liaison office in Washington, D.C. The company also sells defense products to foreign governments direct, through representatives, or under the United States Foreign Military Sales program. The company's commercial vehicles and aftermarket parts are sold either direct to customers, or through dealers or distributors, depending upon geographic area and product line. Fire apparatus products are sold almost exclusively through a distributor network. Supplemental information relative to export shipments is incorporated by reference to Note 11 of the financial statements included in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1996.

   Alliance

        On June 2, 1995, the company entered into a strategic alliance with Freightliner Corporation. The agreement provided for the marketing of certain of the company's vocational products through Freightliner's distribution system, the manufacture by the company of several series of Freightliner's severe duty trucks and the transfer of Freightliner's non-commercial military business to the company. Sales of the company's vocational products through Freightliner's distribution system in fiscal 1996 were limited, and in fiscal 1997, the company will assume control of its commercial marketing and sales. Further, Freightliner has decided not to transfer either the manufacture of any severe duty trucks or its noncommercial military business to the company. The company and Freightliner will continue to supply each other specialty products and components.

   Competition

        In all the company's markets, the competitors include smaller, specialized manufacturers as well as the larger, mass producers. The company believes that its technical strength and production capability enable it to effectively compete with other specialized manufacturers.
   The company also believes that its manufacturing flexibility, engineering, product development and lean manufacturing expertise in the low to middle production volumes allows it to compete effectively in its markets against mass producers.

        The company's principal competitors for U.S. Department of Defense contracts include AM General Corporation and Stewart & Stevenson Services, Inc. Pierce's principal fire apparatus competitors include Emergency One, Inc. (a subsidiary of Federal Signal Corporation), FWD Corporation (a subsidiary of Corsta Corporation), Kovatch Mobile Equipment Corp., American La France (a subsidiary of Freightliner Corporation), and over 75 other manufacturers. The company's principal competitors in other commercial markets include McNeilus Truck Manufacturing, Inc., CCC Industries Inc., Advance Mixer Inc., and Mack Trucks Inc.

        The principal method of competition for the company in the defense and municipal markets, where there is intense competition, is generally on the basis of lowest qualified bid. In the non-governmental markets, the company competes on the basis of price, innovation, quality and product performance capabilities.

   Engineering, Test and Development

        For fiscal years 1996, 1995, and 1994 the company incurred engineering, research and development expenditures of $6.3 million, $5.4 million, and $6.6 million, respectively, portions of which were recoverable from customers, principally the U.S. Government. The company does not believe that patents are a significant factor in its business success.

   Employees

        As of September 30, 1996, the company had approximately 2,700 employees of which approximately 1,300 and 1,200 employees are located at its principal facilities in Oshkosh and Appleton, Wisconsin, respectively. Production workers totaling approximately 800 employees at the company's principal facilities in Oshkosh, Wisconsin are represented by the United Auto Workers union. The company's five-year contract with the United Auto Workers extends through September 30, 2001. The company believes its relationship with employees is satisfactory.


   Item 2.  PROPERTIES.

        The company's principal offices and manufacturing facilities are located in Oshkosh, Wisconsin. Space occupied encompasses 688,000 square feet, 52,000 of which is leased and the remainder is owned. One-half of the space owned by the company has been constructed since 1970. The company owns approximately 50 acres of vacant land adjacent to its existing facilities. The company's Pierce subsidiary, located in Appleton, Wisconsin, occupies 554,000 square feet of owned office and manufacturing space. The company additionally owns a 28,000 square foot manufacturing facility located in Weyauwega, Wisconsin, and owns a 287,000 sq. ft. manufacturing facility located in Bradenton, Florida. In addition, the company has a leased parts and service facility in Hartford, CT and owns a similar facility in Oshkosh, WI.

        The company's equipment and buildings are modern, well maintained and adequate for its present and anticipated needs.

   Item 3.  LEGAL PROCEEDINGS.

        Various actions or claims have been asserted or may be asserted in the future by the government against the company. A potential action by the government against the company in connection with a grand jury investigation was commenced in 1989. In 1996, the government discontinued this investigation without any action against the company or its employees, although a civil investigation is possible.

        The company is engaged in litigation against Super Steel Products Corporation (SSPC), the company's former supplier of mixer systems for front discharge concrete mixer trucks under a long-term supply contract. SSPC sued the company in state court claiming the company breached the contract. The company counterclaimed for repudiation of contract. On July 26, 1996, a jury returned a verdict for SSPC awarding damages totaling $4,485,000. On October 10, 1996, the state court judge overturned the verdict against the company, granted judgment for the company on its counterclaim, and ordered a new trial for damages on the company's counterclaim. SSPC has appealed this judgment.

        The company is subject to environmental matters and other legal proceedings and claims which arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to such matters and claims, will not have a material adverse effect on the company's financial condition or results of operations.

   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

   EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the company are as follows:

               Name              Age*            Title

        R. Eugene Goodson        61   Chairman & Chief Executive Officer,
                                      Member of Executive Committee and
                                      Director
        Robert G. Bohn           43   President & Chief Operating Officer
        Timothy M. Dempsey       56   Vice President, General Counsel and
                                      Secretary
        Paul C. Hollowell        55   Executive Vice President
        Charles L. Szews         40   Vice President and Chief Financial
                                      Officer
        Matthew J. Zolnowski     43   Vice President-Administration

        *As of December 4, 1996

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

        CHARLES L. SZEWS - Mr. Szews joined the company in March 1996 as Vice President and Chief Financial Officer. Mr. Szews was previously employed by Fort Howard Corporation from June 1988 until March 1996 in various positions, including Vice President and Controller from September 1994 until March 1996.

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

                                     PART II


   Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS.

        The information under the captions "Shareholder Information", Note 7 to the Consolidated Financial Statements, and "Financial Statistics" contained in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1996, is hereby incorporated by reference in answer to this item.

   Item 6.   SELECTED FINANCIAL DATA.

        The information under the caption "Financial Highlights" contained in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1996, is hereby incorporated by reference in answer to this item.


   Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information under the caption "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" contained in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1996, is hereby incorporated by reference in answer to this item.

   Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements set forth in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1996, are hereby incorporated by reference in answer to this item. Data regarding quarterly results of operations included under the caption "Financial Statistics" in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1996, is hereby incorporated by reference.


   Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        None.

                                    PART III

   Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information under the captions "Election of Directors" and "Other Matters" of the company's definitive proxy statement for the annual meeting of shareholders on February 3, 1997, as filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this Item. Reference is also made to the information under the heading "Executive Officers of the Registrant" included under Part I of this report.

   Item 11.  EXECUTIVE COMPENSATION.

        The information under the captions "Executive Compensation" contained in the company's definitive proxy statement for the annual meeting of shareholders on February 3, 1997, as filed with the Securities and Exchange Commission is hereby incorporated by reference in answer to this item.

   Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information under the caption "Shareholdings of Nominees and Principal Shareholders" contained in the company's definitive proxy statement for the annual meeting of shareholders on February 3, 1997, as filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

   Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained under the captions "Election of Directors" and "Certain Transactions" contained in the company's definitive proxy statement for the annual meeting of shareholders on February 3, 1997, as filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

                                     PART IV

   Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)  1.   Financial Statements:  The following consolidated financial statements of the company and the report of independent auditors included in the Annual Report to Shareholders for the fiscal year ended September 30, 1996, are incorporated by reference in Item 8:

        Consolidated Statements of Income (Loss) for the years ended
             September 30, 1996, 1995, and 1994
        Consolidated Balance Sheets at September 30, 1996, and 1995 Consolidated Statements of Shareholders' Equity for the years ended
             September 30, 1996, 1995, and 1994.
        Consolidated Statements of Cash Flows for the years ended
             September 30, 1996, 1995, and 1994
        Notes to Consolidated Financial Statements
        Report of Ernst & Young, LLP Independent Auditors

             2.   Financial Statement Schedules:

        Schedule II - Valuation & Qualifying Accounts

        All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

             3.   Exhibits:

                   2.1 Stock Purchase Agreement by and among Pierce Manufacturing Inc., the shareholders of Pierce Manufacturing Inc., and Oshkosh Truck Corporation dated August 7, 1996 (incorporated by reference to Exhibit 2.1 to the company's Current Report on Form 8-K dated September 18, 1996 (Commission File No. 0-13886)).
                   2.2 First Amendment to Stock Purchase Agreement by and among Pierce Manufacturing Inc., the shareholders of Pierce Manufacturing Inc., and Oshkosh Truck Corporation dated September 18, 1996 (incorporated by reference to Exhibit 2.2 to the company's Current Report on Form 8-K dated September 18, 1996 (Commission File No. 0-13886)).
                   3.1   Restated Articles of Incorporation *
                   3.2   Bylaws of the company, as amended *****
                   4.1 Credit Agreement dated as of September 18, 1996 among Oshkosh Truck Corporation, and certain lenders with Firstar Bank Milwaukee, N.A., as Agent (incorporated by reference to Exhibit 4 to the company's Current Report on Form 8-K dated September 18, 1996 (Commission File No. 0-13886)).
                   4.2   Series A Warrant to purchase shares of Class B
                         Common Stock of Oshkosh Truck Corporation delivered to Freightliner Corporation by Oshkosh. ######
                   4.3 First Amendment to Credit Agreement dated as of November 27, 1996 among Oshkosh Truck Corporation, and certain lenders with Firstar Bank Milwaukee, N.A., as Agent.
                  10.1 Lease with Cadence Company (formerly Mosling Realty Company) and related documents *
                  10.2 1990 Incentive Stock Plan for Key Employees, as amended (through January 25, 1995) #### @
                  10.3 Form of Key Employee Employment and Severance Agreement with R. E. Goodson, Chairman & CEO ** @
                  10.4 Employment Agreement with R. E. Goodson, Chairman & CEO as of April 16, 1990 **** @
                  10.5 Restricted stock grant to R. E. Goodson, Chairman & CEO**** @
                  10.6 Incentive Stock Option Agreement to R. E. Goodson, Chairman & CEO **** @
                  10.7 Employment Agreement with R. E. Goodson, Chairman & CEO as of April 16, 1992 ## @
                  10.8 1994 Long-Term Incentive Compensation Plan dated March 29, 1994 #### @
                  10.9 Form of Key Employees Employment and Severance Agreement with Messrs. R.G. Bohn, T.M. Dempsey, P.C. Hollowell, C.L. Szews, and M.J. Zolnowski #### @
                  10.10 Employment Agreement with P.C. Hollowell, Executive Vice President @
                  10.11 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement.##### @
                  10.12 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement. ##### @
                  10.13  Alliance Agreement, dated as of June 2, 1995,
                         between Freightliner and Oshkosh. ######
                  10.14  Letter Agreement among J. Peter Mosling, Jr.,
                         Stephen P. Mosling, Freightliner, Oshkosh and R. Eugene Goodson. ######
                  10.15 Lease extension with Cadence Company (as referenced under 10.1) (incorporated by reference to Exhibit
                         10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (Commission File No. 1-13886))
                  10.16 Form of 1994 Long-Term Incentive Compensation Plan Award Agreement (incorporated by reference to Exhibit
                         10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (Commission File No. 1-13886))@
                  10.17 Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling, and consented to by R. Eugene Goodson.
                  11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the company's Annual Report to Shareholders for the fiscal year ended September 30, 1996)
                  13. 1996 Annual Report to Shareholders, to the extent incorporated herein by reference
                  23.    Consent of Ernst & Young LLP
                  27.    Financial Data Schedule

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

        (b) On October 2, 1996, the company filed a Current Report on Form 8-K dated September 18, 1996 reporting the company's acquisition of all of the issued and outstanding stock of Pierce
             Manufacturing Inc.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 OSHKOSH TRUCK CORPORATION


   December 27, 1996             By /s/ R. Eugene Goodson
                                     R. Eugene Goodson
                                     Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



   December 27, 1996              /s/ R. Eugene Goodson
                                 R. E. Goodson
                                 Chairman and Chief Executive Officer
                                 (Principal Executive Officer)



   December 27, 1996             /s/ R. G. Bohn
                                 R. G. Bohn
                                 President and Chief Operating Officer and
                                 Director



   December 27, 1996             /s/ C. L. Szews
                                 C. L. Szews
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)



   December 27, 1996             /s/ J. W. Andersen
                                 J. W. Andersen
                                 Director



   December 27, 1996             /s/ D. T. Carroll
                                 D. T. Carroll
                                 Director



   December 27, 1996             /s/ M. W. Grebe
                                 M. W. Grebe
                                 Director



   December 27, 1996             /s/ S. P. Mosling
                                 S. P. Mosling
                                 Director and Member of Executive Committee



   December 27, 1996             /s/ J. P. Mosling, Jr.
                                 J. P. Mosling, Jr.
                                 Director and Member of Executive Committee

                                                                  SCHEDULE II



                            OSHKOSH TRUCK CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS


                 Years Ended September 30, 1996, 1995, and 1994
                                 (In Thousands)




                    Balance at   Purchase   Additions                Balance
                     Beginning      of      Charged to                at End
    Classification    of Year     Pierce     Expense    Reductions*  of Year

    Receivables -
     Allowance for
     doubtful accounts:

         1994           $417        ---        $288        $(274)       $431
                        ====       ====        ====         ====        ====

         1995           $431        ---        $143         $(97)       $477
                        ====       ====        ====         ====        ====

         1996           $477       $509        $182        $(102)     $1,066
                        ====       ====        ====         ====       =====


   * Represents amounts written off to the reserve, net of recoveries.

                                  EXHIBIT INDEX

                               Exhibits

        3.   Exhibits:

              2.1 Stock Purchase Agreement by and among Pierce Manufacturing Inc., the shareholders of Pierce Manufacturing Inc., and Oshkosh Truck Corporation dated August 7, 1996 (incorporated by reference to Exhibit 2.1 to the company's Current Report on Form 8-K dated September 18, 1996 (Commission File No. 0-13886)).
              2.2 First Amendment to Stock Purchase Agreement by and among Pierce Manufacturing Inc., the shareholders of Pierce Manufacturing Inc., and Oshkosh Truck Corporation dated September 18, 1996 (incorporated by reference to Exhibit
                    2.2 to the company's Current Report on Form 8-K dated September 18, 1996 (Commission File No. 0-13886)).
              3.1   Restated Articles of Incorporation *
              3.2   Bylaws of the company, as amended *****
              4.1 Credit Agreement dated as of September 18, 1996 among Oshkosh Truck Corporation, and certain lenders with Firstar Bank Milwaukee, N.A., as Agent (incorporated by reference to Exhibit 4 to the company's Current Report on Form 8-K dated September 18, 1996 (Commission File No. 0-13886)).
              4.2 Series A Warrant to purchase shares of Class B Common Stock of Oshkosh Truck Corporation delivered to Freightliner Corporation by Oshkosh. ######
              4.3   First Amendment to Credit Agreement dated as of
                    November 27, 1996 among Oshkosh Truck Corporation, and certain lenders with Firstar Bank Milwaukee, N.A., as Agent.
             10.1 Lease with Cadence Company (formerly Mosling Realty Company) and related documents *
             10.2 1990 Incentive Stock Plan for Key Employees, as amended (through January 25, 1995) #### @
             10.3 Form of Key Employee Employment and Severance Agreement with R. E. Goodson, Chairman & CEO ** @
             10.4 Employment Agreement with R. E. Goodson, Chairman & CEO as of April 16, 1990 **** @
             10.5   Restricted stock grant to R. E. Goodson, Chairman &
                    CEO**** @
             10.6 Incentive Stock Option Agreement to R. E. Goodson, Chairman & CEO **** @
             10.7 Employment Agreement with R. E. Goodson, Chairman & CEO as of April 16, 1992 ## @
             10.8 1994 Long-Term Incentive Compensation Plan dated March 29, 1994 #### @
             10.9 Form of Key Employees Employment and Severance Agreement with Messrs. R.G. Bohn, T.M. Dempsey, P.C. Hollowell, C.L. Szews, and M.J. Zolnowski #### @
             10.10 Employment Agreement with P.C. Hollowell, Executive Vice President @
             10.11 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement.##### @
             10.12 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement. ##### @
             10.13 Alliance Agreement, dated as of June 2, 1995, between Freightliner and Oshkosh. ######
             10.14 Letter Agreement among J. Peter Mosling, Jr., Stephen P. Mosling, Freightliner, Oshkosh and R. Eugene Goodson.
                    ######
             10.15 Lease extension with Cadence Company (as referenced under 10.1) (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (Commission File No. 1-13886))
             10.16 Form of 1994 Long-Term Incentive Compensation Plan Award Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (Commission File No. 1-13886))@
             10.17 Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling, and consented to by R. Eugene Goodson.
             11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the company's Annual Report to Shareholders for the fiscal year ended September 30, 1996)
             13. 1996 Annual Report to Shareholders, to the extent incorporated herein by reference
             23.    Consent of Ernst & Young LLP
             27.    Financial Data Schedule

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

        (b) On October 2, 1996, the company filed a Current Report on Form 8-K dated September 18, 1996 reporting the company's acquisition of all of the issued and outstanding stock of Pierce
             Manufacturing Inc.