Form 10-Q
period 1996-12-31
OSHKOSH TRUCK CORP
filed 1997-02-11
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

   (Mark One)
   (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended December 31, 1996

                                       or

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock Outstanding as of January 28, 1997:    407,116

   Class B Common Stock Outstanding as of January 28, 1997:  8,238,077

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                     FOR THE QUARTER ENDED DECEMBER 31, 1996

                                                                         Page

   PART I.        Financial Information

        Item 1.   Financial Statements

                  Condensed Consolidated Statements of Income  . . . . . .  3

                  Condensed Consolidated Balance Sheets  . . . . . . . . .  4

                  Condensed Consolidated Statement of
                       Shareholders' Equity  . . . . . . . . . . . . . . .  5

                  Condensed Consolidated Statements of
                    Cash Flows . . . . . . . . . . . . . . . . . . . . . .  6

                  Notes to Condensed Consolidated
                    Financial Statements . . . . . . . . . . . . . . . . .  7

        Item 2.   Management's Discussion and Analysis of
                    Consolidated Financial Condition and
                    Results of Operations  . . . . . . . . . . . . . . . .  9

   PART II.       Other Information  . . . . . . . . . . . . . . . . . . . 12

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                         PART I.  FINANCIAL INFORMATION
                            OSHKOSH TRUCK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                  Three Months Ended
                                                  Dec. 31,  Dec. 30,
                                                   1996       1995
                                                (In thousands, except
                                                 per share amounts)

   Net sales                                    $150,320  $ 80,383

   Cost of sales                                 131,459    69,779
                                                --------  --------
   Gross income                                   18,861    10,604

   Operating expenses:
     Selling, general and administrative           9,303     7,090
     Engineering, research and development         1,993     1,327
     Amortization of goodwill and other
       intangibles                                 1,132        --
                                                --------  --------

   Total operating expenses                       12,428     8,417
                                                --------  --------
   Income from operations                          6,433     2,187

   Other income (expense):
     Interest expense                             (3,558)      (64)
     Interest income                                 206       482
     Miscellaneous, net                               (9)      (48)
                                                --------  --------
                                                  (3,361)      370
                                                --------  --------

   Income before income taxes                      3,072     2,557

   Provision for income taxes                      1,448       985
                                                --------  --------
   Net income                                   $  1,624  $  1,572
                                                ========  ========
   Earnings per common share                    $   0.19  $   0.18
                                                ========  ========
   Cash dividends per common share:
     Class A                                    $0.10875  $0.10875
     Class B                                    $0.12500  $0.12500


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                 Dec. 31,   Sept. 30,
                                                  1996        1996
        ASSETS                                     (In thousands)
   Current assets:
     Cash and cash equivalents                  $  4,845    $    127
     Receivables, net                             55,652      76,624
     Inventories                                  94,797     106,289
     Prepaid expenses                              3,214       3,619
     Refundable income taxes                       3,744       6,483
     Deferred income taxes                         7,055       7,055
                                                --------    --------
         Total current assets                    169,307     200,197
   Deferred charges                                2,953       2,645
   Other long-term assets                          7,724       7,834
   Property, plant, and equipment:
     Land                                          7,062       7,131
     Buildings                                    40,268      40,421
     Machinery and equipment                      78,557      77,485
                                                --------    --------
                                                 125,887     125,037
     Less accumulated depreciation               (68,945)    (67,002)
                                                --------    --------
       Net property, plant, and equipment         56,942      58,035
   Goodwill and other intangible assets, net     165,318     166,450
                                                --------    --------
   Total assets                                 $402,244    $435,161
                                                ========    ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                           $ 37,684    $ 49,178
     Customer advances                            27,035      27,793
     Payroll-related obligations                   9,722      12,843
     Accrued warranty                              9,520       8,942
     Other current liabilities                    18,301      18,972
     Current maturities of long-term debt          5,000      15,000
                                                --------    --------
       Total current liabilities                 107,262     132,728
   Long-term debt                                135,000     142,882
   Postretirement benefit obligations              9,648       9,517
   Other long-term liabilities                     4,266       4,424
   Deferred income taxes                          23,831      24,008
   Shareholders' equity:
     Common stock:
       Class A                                         4           4
       Class B                                        89          89
     Paid-in capital                              16,074      16,059
     Retained earnings                           114,796     114,246
                                                --------    --------
                                                 130,963     130,398
     Cost of Class B common stock
       in treasury                                (8,726)     (8,796)
                                                --------    --------
         Total shareholders' equity              122,237     121,602
                                                --------    --------
   Total liabilities and shareholders'
     equity                                     $402,244    $435,161
                                                ========    ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 1996
                                   (Unaudited)

                            Common    Paid-in   Retained   Treasury
                            Stock     Capital   Earnings   Stock     Total
                                            (In thousands)
   Balance at
    September 30, 1996        $93     $16,059   $114,246  $(8,796)  $121,602

   Net income                  --        --        1,624       --      1,624

   Cash dividends:
     Class A common stock      --        --          (44)      --        (44)
     Class B common stock      --        --       (1,030)      --     (1,030)

   Exercise of stock options   --        15           --       70         85
                             ----   -------     --------  -------   --------
   Balance at
    December 31, 1996         $93   $16,074     $114,796  $(8,726)  $122,237
                            =====   =======     ========  =======   ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Three Months Ended
                                                     Dec. 31,  Dec. 30,
                                                       1996      1995
                                                       (In thousands)
   Operating activities:
     Net income                                      $ 1,624   $ 1,572
     Depreciation and amortization                     3,556     1,925
     Deferred income taxes                              (177)       --
     Loss on disposal of property,
       plant, and equipment                                6        53
     Changes in operating assets and
       liabilities                                    20,133      (424)
                                                     -------    ------
         Net cash provided from operations            25,142     3,126

   Investing activities:
     Acquisitions of businesses, net of cash
       acquired                                           --    (3,912)
     Additions to property, plant, and
       equipment                                      (1,342)   (1,070)
     Proceeds from sale of property,
       plant, and equipment                              289     1,956
     Increase in other long-term assets                 (174)     (515)
                                                     -------    ------
         Net cash used for investing activities       (1,227)   (3,541)

   Net cash provided from (used for) discontinued
     operations                                         (326)    3,142

   Financing activities:
     Net repayments of long-term debt                (17,882)       --
     Purchase of treasury stock and proceeds
       from exercise of stock options, net                85    (1,785)
     Dividends paid                                   (1,074)   (1,119)
                                                     -------    ------
       Net cash used for financing activities        (18,871)   (2,904)
                                                     -------    ------
   Increase (decrease) in cash and cash equivalents    4,718      (177)

   Cash and cash equivalents at beginning of period      127    29,716
                                                     -------    ------
   Cash and cash equivalents at end of period        $ 4,845   $29,539
                                                     =======    ======
   Supplementary disclosures:
     Cash paid for interest                          $ 3,451   $    92
     Cash paid (refunded) for income taxes            (1,115)      360

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   1. BASIS OF PRESENTATION

   The condensed consolidated financial statements included herein have been prepared by the company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of company management, necessary to present fairly the condensed consolidated financial statements. Certain reclassifications have been made to the 1996 condensed consolidated financial statements to conform to the 1997 presentation.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the company's 1996 annual report to shareholders.

   2. INVENTORIES

   Inventories consist of the following:
                                        Dec. 31,     Sept. 30,
                                          1996         1996
                                            (In thousands)
   Finished products                    $  9,858     $ 15,208
   Partially finished products            40,288       51,533
   Raw materials                          58,647       47,580
                                        --------     --------
   Inventories at FIFO cost              108,793      114,321
   Less:
     Progress payments on U.S.
       Government contracts               (5,663)          --
     Excess of FIFO cost over
       LIFO cost                          (8,333)      (8,032)
                                        --------     --------
                                        $ 94,797     $106,289
                                        ========     ========

   Title to all inventories related to government contracts which provide for progress payments vests in the government to the extent of unliquidated progress payments.

   3. EARNINGS PER SHARE

   Earnings per share is computed by dividing net income by the weighted average number of shares outstanding. The average number of shares outstanding was 8,645,106 and 8,932,732, respectively, for the three month periods ended December 31, 1996 and December 30, 1995. Stock options, warrants and stock issuable under incentive compensation awards were not dilutive in any of the periods presented.

   4.  STOCK BUY BACK

   In July 1995, the company's board of directors authorized the repurchase of up to 1,000,000 shares of Class B common stock. There were no stock repurchases during the three months ended December 31, 1996. As of December 31, 1996, the company has repurchased 461,535 shares under this program at a total cost of $6.6 million.

   5.  LONG-TERM DEBT

   At December 31, 1996, $5.3 million of letters of credit reduced available capacity under the company's revolving credit facility to $44.7 million.

   6.  CONTINGENCIES

   The company is engaged in litigation against Super Steel Products Corporation (SSPC), the company's former supplier of mixer systems for front discharge concrete mixer trucks under a long-term supply contract. SSPC sued the company in state court claiming the company breached the contract. The company counterclaimed for repudiation of contract. On July 26, 1996, a jury returned a verdict for SSPC awarding damages totaling approximately $4.5 million. On October 10, 1996, the state court judge overturned the verdict against the company, granted judgment for the company on its counterclaim, and ordered a new trial for damages on the company's counterclaim. Both SSPC and the company have appealed the state court judge's decision. The Wisconsin Court of Appeals has agreed to hear the case.

   Pierce has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements totaling $6.2 million at December 31, 1996. Pierce and the company also are contingently liable under bid and performance bonds totaling approximately $83 million at December 31, 1996.


   Oshkosh Truck Corporation
   Management's Discussion and Analysis of
   Consolidated Financial Condition and Results of Operations

   Results of Operations

   First Quarter 1997 Compared to 1996

   Oshkosh Truck Corporation (the company) reported net income of $1.6 million, or $0.19 per share, on sales of $150.3 million for the first quarter of fiscal 1997, compared to net income of $1.6 million, or $0.18 per share, on sales of $80.4 million for the first quarter of fiscal 1996.

   Sales of both commercial and defense products increased in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. Commercial sales in the first quarter of fiscal 1997 increased $60.5 million or 265.9% from the first quarter of fiscal 1996 to $83.2 million principally due to sales of fire trucks and other fire apparatus as a result of the acquisition of Pierce Manufacturing Inc. (Pierce) on September 18, 1996, and increased sales of refuse vehicles. Sales of defense products totaled $67.1 million in the first quarter of fiscal 1997, an increase of $9.4 million or 16.4% as compared to the first quarter of fiscal 1996. The increase in defense sales principally results from sales of Heavy Expanded Mobility Tactical Trucks (HEMTTs) to a foreign government.

   Gross income in the first quarter of fiscal 1997 totaled $18.9 million or 12.5% of sales compared to $10.6 million or 13.2% of sales in the first quarter of fiscal 1996. The increase in gross income in the first quarter of fiscal 1997 was due to increased volume as a result of the acquisition of Pierce. Fiscal 1997 first quarter margins were adversely affected by increased warranty and other costs related to refuse vehicle sales.

   Operating expenses totaled $12.4 million or 8.3% of sales in the first quarter of fiscal 1997 compared to $8.4 million or 10.5% of sales in the first quarter of fiscal 1996. The increase in operating expenses in the first quarter of fiscal 1997 relates principally to the operating expenses of Pierce and amortization of goodwill and other intangibles associated with the acquisition of Pierce. The ratio of operating expenses to sales declined in the first quarter of fiscal 1997 compared to 1996 due to operating efficiencies resulting from the combination of Pierce and the company.

   Interest expense increased to $3.6 million in the first quarter of fiscal 1997 compared to $0.1 million in the first quarter of fiscal 1996 due to borrowings to finance the acquisition of Pierce.

   The effective income tax rate for combined federal and state income taxes for the first quarter of fiscal 1997 was 47.1% compared to 38.5% for the first quarter of fiscal 1996. The effective income tax rate for the first quarter of fiscal 1997 was adversely affected by non-deductible goodwill of $0.6 million.

   Financial Condition

   First Quarter 1997

   During the first quarter of fiscal 1997, cash increased $4.7 million.
   Cash provided from operations of $25.1 million exceeded cash requirements for the repayment of long-term debt of $17.9 million, capital additions of $1.3 million, and dividends of $1.1 million.

   First Quarter 1996

   During the first quarter of fiscal 1996, cash decreased $0.2 million. The acquisition of Friesz Manufacturing Company for $3.9 million, capital additions of $1.1 million, stock repurchases of $1.8 million, and dividends of $1.1 million, were funded principally from cash provided from operations of $3.1 million, $2.0 million of cash received from the sale of property, plant, and equipment, and cash provided from discontinued operations of $3.1 million.

   Liquidity and Capital Resources

   The company's principal uses of cash for the next several years will be interest and principal payments on long-term debt, capital expenditures and potential acquisitions.

   At December 31, 1996, $5.3 million of letters of credit reduced available capacity under the company's revolving credit facility to $44.7 million.

   The company believes its internally generated cash flow, supplemented by progress payments when applicable, and borrowings available under the existing bank credit agreement will be adequate to meet working capital and other operating and capital requirements of the company in the foreseeable future.

   Backlog

   The company's backlog as of December 31, 1996 was $398 million, compared to $337 million at December 30, 1995. The backlog at December 31, 1996 includes $225 million with respect to U.S. Government contracts, $122 million related to Pierce, and the remainder relates to other commercial products. Virtually all the company's revenues are derived from customer orders prior to commencing production.

   Stock Buyback

   In July 1995, the company's board of directors authorized the repurchase of up to 1,000,000 shares of Class B common stock. There were no stock repurchases in the first quarter of fiscal 1997. As of January 28, 1997, the company has repurchased 461,535 shares under this program at a cost of $6.6 million.

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                December 31, 1996


   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit 27 -   Financial Data Schedule

   (b)  Reports on Form 8-K

        On October 2, 1996, the company filed a Current Report on Form 8-K dated September 18, 1996, reporting the company's acquisition of all of the issued and outstanding stock of Pierce Manufacturing Inc. (Pierce). On November 27, 1996, the company filed an amendment to the Current Report on Form 8-K/A which added the Pro Forma Financial Statements as a result of the company's acquisition of Pierce.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OSHKOSH TRUCK CORPORATION


   DATE: February 11, 1997           /s/ R. Eugene Goodson
                                      R. Eugene Goodson
                                      Chairman and Chief
                                      Executive Officer
                                      (Principal Executive Officer)


   DATE: February 11, 1997           /s/ Charles L. Szews
                                      Charles L. Szews
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.    Description


      27          Financial Data Schedule