Form 10-Q
period 1997-03-31
OSHKOSH TRUCK CORP
filed 1997-05-14
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

   (Mark One)
   (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1997

                                       or

   ( ) Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the Transition period from _____________ to _____________

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock Outstanding as of May 5, 1997:    407,116

   Class B Common Stock Outstanding as of May 5, 1997:  7,888,077

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                      FOR THE QUARTER ENDED MARCH 31, 1997

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

   PART II.       Other Information . . . . . . . . . . . . . . . . . . . .13

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14


                                                                 PART I.  FINANCIAL INFORMATION

                                                                    OSHKOSH TRUCK CORPORATION
                                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                           (Unaudited)


                                                        Three Months Ended                Six Months Ended
                                                     Mar. 31,         Mar.30,         Mar. 31,          Mar. 30,
                                                       1997             1996            1997              1996

                                                                 (In thousands, except per share amounts)
    Net sales                                       $170,465         $103,139       $320,785            $183,522

    Cost of sales                                    147,597           90,359        278,334             160,138
                                                    --------         --------        -------            --------
    Gross income                                      22,868           12,780         42,451              23,384

    Operating expenses:

      Selling, general and administrative             12,616            8,138         22,641              15,228

      Engineering, research & development              1,753            1,406          3,746               2,733

      Amortization of goodwill and other
        intangibles                                    1,103               --          2,235                  --
                                                     -------           ------         ------              ------
                                                      15,472            9,544         28,622              17,961
                                                     -------           ------         ------              ------
    Total operating expenses

    Income from operations                             7,396            3,236         13,829               5,423

    Other income (expense):

      Interest expense                                (3,165)             (60)        (6,723)               (124)

      Interest income                                    148              306            354                 788

      Miscellaneous, net                                 (60)             (52)           (69)               (100)
                                                     -------           ------         -------              ------
                                                      (3,077)             194         (6,438)                564

    Income before income taxes                         4,319            3,430          7,391               5,987

    Provision for income taxes                         1,845            1,200          3,293               2,185
                                                     -------           ------          ------              ------
    Net income                                      $  2,474         $  2,230       $  4,098            $  3,802
                                                     =======          =======          ======              ======
    Earnings per common share:                      $   0.28         $   0.25       $   0.47            $   0.43
                                                     =======          =======          ======              ======
    Cash dividends per common share:

      Class A                                       $0.10875         $0.10875       $0.21750            $0.21750

      Class B                                       $0.12500         $0.12500       $0.25000            $0.25000

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                            OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                     Mar. 31,       Sept. 30,
                                                      1997            1996
         ASSETS                                           (In thousands)

    Current assets:
      Cash and cash equivalents                      $    113      $    127
      Receivables, net                                 78,513        76,624
      Inventories                                     111,650       106,289
      Prepaid expenses                                  3,253         3,619
      Refundable income taxes                           2,596         6,483
      Deferred income taxes                             7,055         7,055
                                                     --------      --------
        Total current assets                          203,180       200,197
    Deferred charges                                    1,906         2,645
    Other long-term assets                              7,394         7,834
    Property, plant, and equipment:
      Land                                              7,062         7,131
      Buildings                                        41,134        40,421
      Machinery and equipment                          79,156        77,485
                                                     --------      --------
                                                      127,352       125,037
      Less accumulated depreciation                   (70,962)      (67,002)
                                                     --------      --------
        Net property, plant, and equipment             56,390        58,035
    Goodwill and other intangible assets, net         164,215       166,450
                                                     --------      --------
    Total assets                                     $433,085      $435,161
                                                     ========      ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                               $ 49,380      $ 49,178
      Customer advances                                31,278        27,793
      Payroll-related obligations                      12,446        12,843
      Accrued warranty                                  9,536         8,942
      Other current liabilities                       20,942        18,972
      Current maturities of long-term
        debt                                               --        15,000
                                                     --------      --------
        Total current liabilities                     123,582       132,728
    Long-term debt                                    148,528       142,882
    Postretirement benefit obligations                  9,775        9,517
    Other long-term liabilities                         3,910         4,424
    Deferred income taxes                              23,653        24,008
    Shareholders' equity:
      Common stock:
        Class A                                             4             4
        Class B                                            89            89
      Paid-in capital                                  16,074        16,059
      Retained earnings                               116,196       114,246
                                                     --------      --------
                                                      132,363       130,398
      Cost of Class B common stock
        in treasury                                    (8,726)       (8,796)
                                                     --------      --------
          Total shareholders' equity                  123,637       121,602
                                                     --------      --------
    Total liabilities and shareholders'
      equity                                         $433,085      $435,161
                                                     ========      ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 1997
                                   (Unaudited)

                                      Common         Paid-in      Retained        Treasury
                                      Stock          Capital      Earnings         Stock          Total
                                                               (In thousands)
   Balance at September 30, 1996        $93        $16,059       $114,246        $(8,796)      $121,602

   Net income                            --             --          4,098             --          4,098

   Cash dividends:
     Class A common stock                --             --            (89)            --            (89)
     Class B common stock                --             --         (2,059)            --         (2,059)

   Exercise of stock options             --             15             --             70             85
                                     ------         ------         ------         ------         ------
   Balance at March 31, 1997            $93        $16,074       $116,196        $(8,726)      $123,637
                                    =======        =======        =======        =======        =======

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six Months Ended
                                                   Mar. 31,        Mar. 30,
                                                     1997            1996
                                                      (In thousands)
   Operating activities:
     Net income                                    $ 4,098          $ 3,802
     Depreciation and amortization                   7,045            4,000
     Deferred income taxes                            (355)               6
     Loss on disposal of property,
       plant, and equipment                              3              103
     Changes in operating assets and
       liabilities                                   4,035          (13,482)
                                                  --------          -------
         Net cash provided from (used for)
          operations                                14,826           (5,571)

   Investing activities:
     Acquisitions of businesses, net of cash
       acquired                                         --           (3,912)
     Additions to property, plant, and
       equipment                                    (2,907)          (3,158)
     Proceeds from sale of property,
       plant, and equipment                            314            2,020
     Increase in other long-term assets               (135)            (939)
                                                   -------          -------
       Net cash used for investing
         activities                                 (2,728)          (5,989)

   Net cash provided from (used for)
     discontinued operations                          (695)           4,321

   Financing activities:
     Net repayments of long-term debt               (9,354)              --
     Purchase of treasury stock and proceeds
       from exercise of stock options, net              85           (2,021)
     Dividends paid                                 (2,148)          (2,220)
                                                   -------          -------
       Net cash used for financing activities      (11,417)          (4,241)
                                                   -------          -------

   Decrease in cash and cash equivalents               (14)         (11,480)

   Cash and cash equivalents at beginning of
     period                                            127           29,716
                                                   -------          -------
   Cash and cash equivalents at end of period      $   113          $18,236
                                                   =======          =======
   Supplementary disclosures:
     Cash paid for interest                        $ 6,059          $   202
     Cash paid (refunded) for income
       taxes                                          (239)           2,903

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   1. BASIS OF PRESENTATION

   The condensed consolidated financial statements included herein have been prepared by Oshkosh Truck Corporation (the company) without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of company management, necessary to present fairly the condensed consolidated financial statements. Certain reclassifications have been made to the 1996 condensed consolidated financial statements to conform to the 1997 presentation.

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

   2. EARNINGS PER SHARE

   Earnings per share is computed by dividing net income by the weighted average number of shares outstanding. The average number of shares outstanding was 8,645,193 and 8,871,816, respectively, for the three month periods and 8,645,149 and 8,902,703, respectively, for the six month periods ended March 31, 1997 and March 30, 1996. Stock options, warrants and stock issuable under incentive compensation awards were not dilutive in any of the periods presented.

   3. INVENTORIES

   Inventories consist of the following:

                                                   Mar. 31,       Sept. 30,
                                                     1997            1996
                                                        (In thousands)

   Finished products                              $ 12,685         $ 15,208
   Partially finished products                      44,893           51,533
   Raw materials                                    65,104           47,580
                                                  --------         --------
   Inventories at FIFO cost                        122,682          114,321
   Less:
     Progress payments on U.S.
       Government contracts                         (2,398)              --
     Excess of FIFO cost over
       LIFO cost                                    (8,634)          (8,032)
                                                  --------         --------
                                                  $111,650         $106,289
                                                  ========         ========

   Title to all inventories related to government contracts which provide for progress payments vests in the government to the extent of unliquidated progress payments.

   4. LONG-TERM DEBT

   At March 31, 1997, $13.5 million of borrowings and $5.6 million of letters of credit reduced available capacity under the company's revolving credit facility to $30.9 million.

   5. STOCK BUY BACK

   In July 1995, the company's board of directors authorized the repurchase of up to 1,000,000 shares of Class B common stock. There were no stock repurchases during the six months ended March 31, 1997. As of March 31, 1997 and May 5, 1997, the company has repurchased 461,535 shares under this program at a total cost of $6.6 million. The repurchase of 350,000 shares of Class B common stock from Freightliner Corporation (Freightliner) on May 2, 1997 (see Note 7) does not impact the number of shares available for repurchase under this program.

   6. CONTINGENCIES

   The company is engaged in litigation against Super Steel Products Corp.
   (SSPC), the company's former supplier of mixer systems for front discharge concrete mixer trucks under a long-term supply contract. SSPC sued the company in state court claiming the company breached the contract. The company counterclaimed for repudiation of contract. On July 26, 1996, a jury returned a verdict for SSPC awarding damages totaling approximately $4.5 million. On October 10, 1996, the state court judge overturned the verdict against the company, granted judgment for the company on its counterclaim, and ordered a new trial for damages on the company's counterclaim. Both SSPC and the company have appealed the state court judge's decision. The Wisconsin Court of Appeals has agreed to hear the case.

   Pierce Manufacturing Inc. (Pierce), a wholly-owned subsidiary of the company, has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements totaling $8.5 million at March 31, 1997. Pierce and the company also are contingently liable under bid and performance bonds totaling approximately $107 million at March 31, 1997.

   7. SUBSEQUENT EVENT

   On May 2, 1997, the company and Freightliner agreed to a formal termination of the Strategic Alliance formed on June 2, 1995. The company repurchased from Freightliner 350,000 shares of its Class B common stock and 1,250,000 warrants for the purchase of additional shares of Class B common stock for the total sum of $6.8 million. The company and Freightliner will continue to supply each other with parts and components.

                        Oshkosh Truck Corporation
           Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations

   Results of Operations

   Second Quarter 1997 Compared to 1996

   Oshkosh Truck Corporation (the company) reported net income of $2.5 million, or $0.28 per share, on sales of $170.5 million for the second quarter of fiscal 1997, compared to net income of $2.2 million, or $0.25 per share, on sales of $103.1 million for the second quarter of fiscal 1996.

   Sales of both commercial and defense products increased in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. Commercial sales in the second quarter of fiscal 1997 increased $60.2 million or 128.4% from the second quarter of fiscal 1996 to $107.0 million principally due to sales of fire trucks and other fire apparatus as a result of the acquisition of Pierce Manufacturing Inc. (Pierce) on September 18, 1996. Sales of construction, airport rescue and fire fighting (ARFF), and refuse vehicles also increased during the quarter. Sales of defense products totaled $63.5 million in the first quarter of fiscal 1997, an increase of $7.2 million or 12.8% as compared to the second quarter of fiscal 1996. The increase in defense sales principally resulted from the sale of ISO-Compatible Palletized Flatracks (IPF) which are being produced by Steeltech Manufacturing, Inc. (Steeltech) under a subcontract from the company.

   Gross income in the second quarter of fiscal 1997 totaled $22.9 million or 13.4% of sales compared to $12.8 million or 12.4% of sales in the second quarter of fiscal 1996. The increase in gross income in the second quarter of fiscal 1997 was principally due to increased sales volume as a result of the acquisition of Pierce and in the company's other product lines.

   Operating expenses totaled $15.5 million or 9.1% of sales in the second quarter of fiscal 1997 compared to $9.5 million or 9.3% of sales in the second quarter of fiscal 1996. The increase in operating expenses in the second quarter of fiscal 1997 relates principally to the operating expenses of Pierce and amortization of goodwill and other intangibles associated with the acquisition of Pierce.

   Interest expense increased to $3.2 million in the second quarter of fiscal 1997 compared to $0.1 million in the second quarter of fiscal 1996 due to borrowings to finance the acquisition of Pierce.

   The effective income tax rate for combined federal and state income taxes for the second quarter of fiscal 1997 was 42.7% compared to 35.0% for the second quarter of fiscal 1996. The effective income tax rate for the second quarter of fiscal 1997 was adversely affected by non-deductible goodwill of $0.6 million.

   First Six Months 1997 Compared to 1996

   The company reported net income of $4.1 million, or $0.47 per share, on sales of $320.8 million for the first six months of fiscal 1997, compared to net income of $3.8 million, or $0.43 per share, on sales of $183.5 million for the first six months of fiscal 1996.

   Sales of both commercial and defense products increased in the first six months of fiscal 1997 compared to the first six months of fiscal 1996. Commercial sales in the first six months of fiscal 1997 increased $120.6 million or 173.3% from the first six months of fiscal 1996 to $190.2 million principally due to sales of fire trucks and other fire apparatus as a result of the acquisition of Pierce, and increased sales of refuse vehicles. Sales of defense products totaled $130.6 million in the first six months of fiscal 1997, an increase of $16.7 million or 14.7% as compared to the first six months of fiscal 1996. The increase in defense sales principally resulted from sales of Heavy Expanded Mobility Tactical Trucks (HEMTTs) to a foreign government and from the sale of IPFs to the U.S. Government.

   Gross income in the first six months of fiscal 1997 totaled $42.5 million or 13.2% of sales compared to $23.4 million or 12.7% of sales in the first six months of fiscal 1996. The increase in gross income in the first six months of fiscal 1997 was principally due to increased sales volume as a result of the acquisition of Pierce.

   Operating expenses totaled $28.6 million or 8.9% of sales in the first six months of fiscal 1997 compared to $18.0 million or 9.8% of sales in the first six months of fiscal 1996. The increase in operating expenses in the first six months of fiscal 1997 relates principally to the operating expenses of Pierce and amortization of goodwill and other intangibles associated with the acquisition of Pierce. The ratio of operating expenses to sales declined in the first six months of fiscal 1997 compared to 1996 due to operating efficiencies resulting from the combination of Pierce and the company.

   Interest expense increased to $6.7 million in the first six months of fiscal 1997 compared to $0.1 million in the first six months of fiscal 1996 due to borrowings to finance the acquisition of Pierce.

   The effective income tax rate for combined federal and state income taxes for the first six months of fiscal 1997 was 44.6% compared to 36.5% for the first six months of fiscal 1996. The effective income tax rate for the first six months of fiscal 1997 was adversely affected by non-deductible goodwill of $1.3 million.

   Financial Condition

   First Six Months 1997

   During the first six months of fiscal 1997, cash remained virtually unchanged. Cash provided from operations of $14.8 million was used to fund the repayment of long-term debt of $9.4 million, capital additions of $2.9 million, and dividends of $2.1 million.

   First Six Months 1996

   During the first six months of fiscal 1996, cash decreased $11.5 million. Cash was required for operations of $5.6 million, principally to fund an increase in inventories, for the acquisition of Friesz Manufacturing Company of $3.9 million, for capital additions of $2.9 million, for stock repurchases of $2.0 million and for dividends of $2.2 million. Discontinued operations and proceeds from the sale of property, plant and equipment provided cash of $4.3 million and $2.0 million, respectively, for the first six months of fiscal 1996.

   Liquidity and Capital Resources

   The company's principal uses of cash for the next several years will be interest and principal payments on long-term debt, capital expenditures and potential acquisitions.

   At March 31, 1997, $13.5 million of borrowings and $5.6 million of letters of credit reduced available capacity under the company's revolving credit facility to $30.9 million.

   The company believes its internally generated cash flow, supplemented by progress payments when applicable, and borrowings available under the existing bank credit agreement will be adequate to meet working capital and other operating and capital requirements of the company in the foreseeable future.

   Backlog

   The company's backlog as of March 31, 1997 was $390 million, compared to $304 million at March 30, 1996. The backlog at March 31, 1997 includes $222 million with respect to U.S. Government contracts, $129 million related to Pierce, and the remainder relates to other commercial products. Virtually all the company's revenues are derived from customer orders prior to commencing production.

   Stock Buy Back

   In July 1995, the company's board of directors authorized the repurchase of up to 1,000,000 shares of Class B common stock. There were no stock repurchases in the first six months of fiscal 1997. As of March 31, 1997 and May 5, 1997, the company has repurchased 461,535 shares under this program at a cost of $6.6 million. The repurchase of 350,000 shares of Class B common stock from Freightliner Corporation (Freightliner) on May 2, 1997 (see below) does not impact the number of shares available for repurchase under this program.

   Strategic Alliance

   On May 2, 1997, the company and Freightliner agreed to a formal termination of the Strategic Alliance formed on June 2, 1995. The company repurchased from Freightliner 350,000 shares of Class B common stock and 1,250,000 warrants for the purchase of additional shares of Class B common stock for the total sum of $6.8 million. The company and Freightliner will continue to supply each other with parts and components.

   New Accounting Standard

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted effective for both interim and annual financial statements for periods ending after December 15, 1997. Among other provisions, the dilutive effect of stock options must be excluded under the new requirements for calculating basic earnings per share, which will replace primary earnings per share. This change is not expected to materially impact the company's fully diluted earnings per share calculations.

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                 March 31, 1997

   ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

   At the annual meeting of shareholders held on February 3, 1997, all of the persons nominated as directors were elected. The following table sets forth certain information with respect to such election.


                                                      Shares
                                    Shares         Withholding   Other Shares
   Name of Nominee                 Voted For        Authority      Not Voted

   Class A Nominees

   R.E. Goodson                     384,846          6,580         15,690
   S.P. Mosling                     384,846          6,580         15,690
   J.P. Mosling, Jr.                384,846          6,580         15,690
   J.W. Andersen                    384,846          6,580         15,690
   R.G. Bohn                        384,846          6,580         15,690

   Class B Nominees

   D.T. Carroll                   5,997,438        135,608      2,106,810
   M.W. Grebe                     5,998,353        134,693      2,106,810


   Also at the annual meeting, shareholders approved a proposal to amend and restate the Restated Articles of Incorporation. The following summarizes the vote results.

                           Shares         Shares                     Broker
                         Voted For     Voted Against   Abstentions  Non-votes

   Class A                382,446            658         8,322          0

   Class B              6,031,052         28,175        73,819          0


   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

                Exhibit 27 -
                    Financial Data Schedule

   (b)  Reports on Form 8-K

                The company was not required to file a
                report on Form 8-K during the quarter
                ended March 31, 1997.

                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OSHKOSH TRUCK CORPORATION




   DATE: May 13, 1997                      /s/ R. Eugene Goodson
                                           R. Eugene Goodson
                                           Chairman and Chief
                                           Executive Officer
                                           (Principal Executive Officer)



   DATE: May 13, 1997                      /s/ Charles L. Szews
                                           Charles L. Szews
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                             Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.         Description


      27               Financial Data Schedule