Form 10-Q
period 1997-06-30
OSHKOSH TRUCK CORP
filed 1997-08-12
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

   (Mark One)
   (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1997

                                       or

   ( ) Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the Transition period from __________________to________________

   Commission File Number   0-13886


                             Oshkosh Truck Corporation
             [Exact name of registrant as specified in its charter]

              Wisconsin                              39-0520270
   [State of other jurisdiction of                 [I.R.S. Employer
    incorporation or organization]                Identification No.]

   2307 Oregon Street, P.O. Box 2566, Oshkosh, Wisconsin    54903
   [Address of principal executive offices]               [Zip Code]

   Registrant's telephone number, including area code  (920) 235-9151

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
   Yes  X     No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock Outstanding as of July 31, 1997:    406,878

   Class B Common Stock Outstanding as of July 31, 1997:  7,895,981

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                       FOR THE QUARTER ENDED JUNE 30, 1997



                                                                         Page

   PART I.        Financial Information

        Item 1.   Financial Statements

                  Condensed Consolidated Statements of
                    Income (Loss)  . . . . . . . . . . . . . . . . . . . .  3

                  Condensed Consolidated Balance Sheets  . . . . . . . . .  4

                  Condensed Consolidated Statement of
                    Shareholders' Equity . . . . . . . . . . . . . . . . .  5

                  Condensed Consolidated Statements of
                    Cash Flows . . . . . . . . . . . . . . . . . . . . . .  6

                  Notes to Condensed Consolidated
                    Financial Statements . . . . . . . . . . . . . . . . .  7

        Item 2.   Management's Discussion and Analysis of
                    Consolidated Financial Condition and
                    Results of Operations  . . . . . . . . . . . . . . . .  9

   PART II.       Other Information  . . . . . . . . . . . . . . . . . . . 14

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15


                              PART I. ITEM 1. FINANCIAL INFORMATION
                                     OSHKOSH TRUCK CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                           (Unaudited)
                                                   Three Months Ended     Nine Months Ended

                                                   June 30,   June 29,   June 30,   June 29,
                                                     1997       1996       1997       1996
                                                    (In thousands, except per share amounts)

    Net sales                                      $176,596   $111,950   $497,381   $295,472

    Cost of sales                                   154,699    104,303    433,033    264,649
                                                   --------   --------   --------   --------
    Gross income                                     21,897      7,647     64,348     30,823

    Operating expenses:

      Selling, general and administrative            11,742      9,665     34,383     24,685
      Engineering, research & development             2,211      1,783      5,957      4,516

      Amortization of goodwill and other
        intangibles                                   1,117         12      3,352         12
                                                   --------    -------   --------    -------
    Total operating expenses                         15,070     11,460     43,692     29,213
                                                   --------    -------   --------    -------
    Income (loss) from continuing operations          6,827     (3,813)    20,656      1,610

    Other income (expense):

      Interest expense                               (2,848)       (64)    (9,571)      (188)
      Interest income                                   130        168        484        956

      Miscellaneous, net                                (24)        24        (93)       (76)
                                                   --------     ------    -------    -------
                                                     (2,742)       128     (9,180)       692
                                                   --------     ------    -------    -------
    Income (loss) from continuing operations
      before income taxes                             4,085     (3,685)    11,476      2,302
    Provision (credit) for income taxes               1,293     (1,287)     4,586        898
                                                   --------     ------    -------    -------
    Net income (loss) from continuing operations      2,792     (2,398)     6,890      1,404
                                                   ========     ======    =======    =======
    Loss from discontinued operations, net of
      income tax benefit                                 --     (2,211)        --     (2,211)
                                                   --------     ------    -------    -------
    Net income (loss)                              $  2,792   $ (4,609)  $  6,890   $   (807)
                                                   ========    =======    =======    =======
    Earnings (loss) per common share:

      Income (loss) from continuing operations     $   0.33   $  (0.27) $    0.80   $   0.16
      Discontinued operations                          0.00      (0.25)      0.00      (0.25)
                                                   --------    --------   -------    -------
      Net income (loss)                            $   0.33   $  (0.52)  $   0.80   $  (0.09)
                                                   ========    ========   =======    =======
    Cash dividends per common share:

      Class A                                      $0.10875   $0.10875   $0.32625   $0.32625
      Class B                                      $0.12500   $0.12500   $0.37500   $0.37500

                  The accompanying notes are an integral part of these condensed consolidated financial statements.


                            OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                June 30,    Sept. 30,
                                                  1997        1996
        ASSETS                                     (In thousands)
   Current assets:
     Cash and cash equivalents                  $  1,236    $    127
     Receivables, net                             66,431      76,624
     Inventories                                 100,056     106,289
     Prepaid expenses                              3,137       3,619
     Refundable income taxes                       4,350       6,483
     Deferred income taxes                         7,055       7,055
                                                --------  ----------
       Total current assets                      182,265     200,197
   Deferred charges                                1,720       2,645
   Other long-term assets                          7,089       7,834
   Property, plant, and equipment:
     Land                                          7,071       7,131
     Buildings                                    42,233      40,421
     Machinery and equipment                      79,580      77,485
                                                --------  ----------
                                                 128,884     125,037
     Less accumulated depreciation               (72,896)    (67,002)
                                                --------  ----------
       Net property, plant, and equipment         55,988      58,035
   Goodwill and other intangible assets, net     163,098     166,450
                                                --------  ----------
   Total assets                                 $410,160    $435,161
                                                ========  ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                           $ 42,809    $ 49,178
     Customer advances                            27,337      27,793
     Payroll-related obligations                  14,407      12,843
     Accrued warranty                              9,030       8,942
     Other current liabilities                    18,321      18,972
     Current maturities of long-term debt             --      15,000
                                                --------  ----------
       Total current liabilities                 111,904     132,728
   Long-term debt                                142,471     142,882
   Postretirement benefit obligations              9,944       9,517
   Other long-term liabilities                     3,651       4,424
   Deferred income taxes                          23,475      24,008
   Shareholders' equity:
     Common stock:
       Class A                                         4           4
       Class B                                        89          89
     Paid-in capital                              13,573      16,059
     Retained earnings                           118,001     114,246
                                                --------  ----------
                                                 131,667     130,398
     Cost of Class B common stock
       in treasury                               (12,952)     (8,796)
                                                --------  ----------
         Total shareholders' equity              118,715     121,602
                                                --------  ----------
   Total liabilities and shareholders'
     equity                                     $410,160    $435,161
                                                ========  ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                      OSHKOSH TRUCK CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                   NINE MONTHS ENDED JUNE 30, 1997
                                                             (Unaudited)


                                      Common      Paid-in      Retained    Treasury
                                      Stock       Capital      Earnings     Stock         Total
                                                            (In thousands)
   Balance at September 30, 1996        $93       $16,059      $114,246    $(8,796)      $121,602

   Net income                            --            --         6,890         --          6,890

   Cash dividends:
     Class A common stock                --            --          (133)        --           (133)
     Class B common stock                --            --        (3,002)        --         (3,002)

   Purchase of 350,000 shares of
     Class B common stock and
     1,250,000 warrants for the
     purchase of Class B common stock    --        (2,504)           --     (4,246)        (6,750)

   Exercise of stock options             --            18            --         90            108
                                      -----     ---------      --------  ---------      ---------

   Balance at June 30, 1997             $93       $13,573      $118,001   $(12,952)      $118,715
                                      =====     =========      ========  =========      =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                          Nine Months Ended
                                                          June 30,  June 29,
                                                            1997      1996
                                                            (In thousands)
   Operating activities:
     Net income from continuing operations                $ 6,890   $ 1,404
     Depreciation and amortization                         10,538     6,146
     Write-off of investments                                  --     3,225
     Deferred income taxes                                   (533)     (493)
     Loss on disposal of property,
       plant, and equipment                                    --        74
     Changes in operating assets and
       liabilities                                         14,918   (12,627)
                                                          --------  -------
         Net cash provided from (used for) operations      31,813    (2,271)

   Investing activities:
     Acquisitions of businesses, net of cash
       acquired                                                --    (3,912)
     Additions to property, plant, and
       equipment                                           (4,613)   (4,136)
     Proceeds from sale of property,
       plant, and equipment                                   333     2,079
     Increase in other long-term assets                      (114)   (1,111)
                                                          -------   -------

       Net cash used for investing activities              (4,394)   (7,080)

   Net cash provided from (used for) discontinued
     operations                                            (1,079)    4,667

   Financing activities:
     Net repayments of long-term debt                     (15,411)       --
     Purchase of common stock and common stock warrants    (6,750)       --
     Purchase of treasury stock and proceeds
       from exercise of stock options, net                    108    (3,274)
     Dividends paid                                        (3,178)   (3,319)
                                                          -------   -------
       Net cash used for financing activities             (25,231)   (6,593)
                                                          -------   -------

   Increase (decrease) in cash and cash equivalents         1,109   (11,277)

   Cash and cash equivalents at beginning of period           127    29,716
                                                          -------   -------

   Cash and cash equivalents at end of period             $ 1,236   $18,439
                                                          =======   =======
   Supplementary disclosures:
     Cash paid for interest                               $ 9,815   $   189
     Cash paid for income taxes                             2,986     3,095


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

   2. EARNINGS (LOSS) PER COMMON SHARE

   Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding. The average number of shares outstanding was 8,415,102 and 8,839,727, respectively, for the three month periods and 8,568,496 and 8,881,711, respectively, for the nine month periods ended June 30, 1997 and June 29, 1996. Stock options, warrants and stock issuable under incentive compensation awards were not dilutive in any of the periods presented.

   3. INVENTORIES

   Inventories consist of the following:

                                        June 30,     Sept. 30,
                                          1997         1996
                                            (In thousands)
   Finished products                    $ 10,982     $ 15,208
   Partially finished products            41,412       51,533
   Raw materials                          56,825       47,580
                                      ----------     --------
   Inventories at FIFO cost              109,219      114,321
   Less:
     Progress payments on U.S.
       Government contracts                 (228)          --
     Excess of FIFO cost over
       LIFO cost                          (8,935)      (8,032)
                                      ----------     ---------
                                        $100,056     $106,289
                                      ==========     =========


   Title to all inventories related to government contracts which provide for progress payments vests in the government to the extent of unliquidated progress payments.

   4. LONG-TERM DEBT

   At June 30, 1997, $7.5 million of borrowings and $4.5 million of letters of credit reduced available capacity under the company's revolving credit facility to $38.0 million.

   5. STOCK BUY BACK

   In July 1995, the company's board of directors authorized the repurchase of up to 1,000,000 shares of Class B common stock. There were no stock repurchases under this program during the nine months ended June 30, 1997. As of June 30, 1997 and July 31, 1997, the company has repurchased 461,535 shares under this program at a total cost of $6.6 million. The repurchase of 350,000 shares of Class B common stock from Freightliner Corporation (Freightliner) on May 2, 1997 (see Note 7) does not impact the number of shares available for repurchase under this program.

   6. CONTINGENCIES

   The company is engaged in litigation against Super Steel Products Corp.
   (SSPC), the company's former supplier of mixer systems for front discharge concrete mixer trucks under a long-term supply contract. SSPC sued the company in state court claiming the company breached the contract. The company counterclaimed for repudiation of contract. On July 26, 1996, a jury returned a verdict for SSPC awarding damages totaling approximately $4.5 million. On October 10, 1996, the state court judge overturned the verdict against the company, granted judgment for the company on its counterclaim, and ordered a new trial for damages on the company's counterclaim. Both SSPC and the company have appealed the state court judge's decision. The Wisconsin Court of Appeals has agreed to hear the case and both the company and SSPC have filed briefs in this matter.

   The company and Pierce Manufacturing Inc. (Pierce), a wholly-owned subsidiary of the company, are contingently liable under bid and performance bonds totaling approximately $117 million at June 30, 1997.

   7. FREIGHTLINER ALLIANCE

   On May 2, 1997, the company and Freightliner formally terminated the Strategic Alliance formed on June 2, 1995. The company repurchased from Freightliner 350,000 shares of its Class B common stock and 1,250,000 warrants for the purchase of additional shares of Class B common stock for the total sum of $6.8 million. The company and Freightliner will continue to supply each other with parts and components.

   Results of Operations

   Third Quarter 1997 Compared to 1996

   Oshkosh Truck Corporation (the company) reported net income of $2.8 million, or $0.33 per share, on sales of $176.6 million for the third quarter of fiscal 1997, compared to a net loss of $4.6 million, or $0.52 per share, on sales of $112.0 million for the third quarter of fiscal 1996. The fiscal 1996 results were adversely affected by after-tax charges of $6.1 million principally related to the write-off of its then remaining investments in Mexico and production delays associated with a defense subcontract to Steeltech Manufacturing, Inc. (Steeltech).

   Sales of both commercial and defense products increased in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. Commercial sales in the third quarter of fiscal 1997 increased $51.7 million or 104.0% from the third quarter of fiscal 1996 to $101.4 million principally due to sales of fire trucks and other fire apparatus as a result of the acquisition of Pierce Manufacturing Inc. (Pierce) on September 18, 1996. Sales of construction, airport rescue and fire fighting (ARFF), snow removal and refuse vehicles and commercial van trailers decreased slightly during the third quarter. Sales of defense products totaled $75.2 million in the third quarter of fiscal 1997, an increase of $12.9 million or 20.7% as compared to the third quarter of fiscal 1996. The increase in defense sales principally resulted from the sale of ISO-Compatible Palletized Flatracks (IPF) which are being produced by Steeltech.

   Gross income in the third quarter of fiscal 1997 totaled $21.9 million or 12.4% of sales compared to $7.6 million or 6.8% of sales in the third quarter of fiscal 1996. The increase in gross income in the third quarter of fiscal 1997 was principally due to increased sales volumes as a result of the acquisition of Pierce. Also, charges of $3.1 million resulting from production delays associated with a defense subcontract to Steeltech reduced gross income for the third quarter of fiscal 1996.

   Operating expenses totaled $15.1 million or 8.5% of sales in the third quarter of fiscal 1997 compared to $11.5 million or 10.2% of sales in the third quarter of fiscal 1996. The increase in operating expenses in the third quarter of fiscal 1997 relates principally to the operating expenses of Pierce and amortization of goodwill and other intangibles associated with the acquisition of Pierce. Also, operating expenses for the third quarter of fiscal 1996 include charges of $3.2 million associated with the write-off of the company's then remaining investments in Mexico and Steeltech.

   Interest expense increased to $2.8 million in the third quarter of fiscal 1997 compared to $0.1 million in the third quarter of fiscal 1996 as a result of the financing for the Pierce acquisition. Interest expense for the third quarter of fiscal 1997 was also impacted by the reversal of accrued interest related to prior years' provisions for income taxes.

   The effective income tax rate for combined federal and state income taxes for the third quarter of fiscal 1997 was 31.7% compared to 34.9% for the third quarter of fiscal 1996. The effective income tax rate for the third quarter of fiscal 1997 was impacted by the reversal of $0.5 million of prior years' provision for income taxes and non-deductible goodwill of $0.6 million.

   The $2.2 million after-tax loss from discontinued operations in the third quarter of fiscal 1996 resulted from the write-off of receivables of $2.6 million (pre-tax) related to the company's former Mexican bus chassis business and from $1.0 million of pre-tax charges for additional warranty and other product related liabilities with respect to the company's former U.S. chassis business, both of which were sold in June 1995.

   First Nine Months 1997 Compared to 1996

   The company reported net income of $6.9 million, or $0.80 per share, on sales of $497.4 million for the first nine months of fiscal 1997, compared to a net loss of $0.8 million, or $0.09 per share, on sales of $295.5 million for the first nine months of fiscal 1996. The fiscal 1996 results were adversely affected by after-tax charges of $6.1 million associated with the company's investments in Mexican bus affiliates and a subcontract to Steeltech.

   Sales of both commercial and defense products increased in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. Commercial sales in the first nine months of fiscal 1997 increased $172.3 million or 144.4% from the first nine months of fiscal 1996 to $291.6 million principally due to sales of fire trucks and other fire apparatus as a result of the acquisition of Pierce. Sales of defense products totaled $205.8 million in the first nine months of fiscal 1997, an increase of $29.6 million or 16.8% as compared to the first nine months of fiscal 1996. The increase in defense sales principally resulted from the sale of IPFs to the U.S. Government.

   Gross income in the first nine months of fiscal 1997 totaled $64.3 million or 12.9% of sales compared to $30.8 million or 10.4% of sales in the first nine months of fiscal 1996. The increase in gross income in the first nine months of fiscal 1997 was principally due to increased sales volumes as a result of the acquisition of Pierce. Charges of $3.1 million related to a subcontract to Steeltech also adversely affected fiscal 1996 results.

   Operating expenses totaled $43.7 million or 8.8% of sales in the first nine months of fiscal 1997 compared to $29.2 million or 9.9% of sales in the first nine months of fiscal 1996. The increase in operating expenses in the first nine months of fiscal 1997 relates principally to the operating expenses of Pierce and amortization of goodwill and other intangible assets associated with the acquisition of Pierce. The 1996 operating expenses included charges of $3.2 million associated with the company's investments in Mexican bus affiliates and Steeltech.

   Interest expense increased to $9.6 million in the first nine months of fiscal 1997 compared to $0.2 million in the first nine months of fiscal 1996 as a result of the financing for the Pierce acquisition.

   The effective income tax rate for combined federal and state income taxes for the first nine months of fiscal 1997 was 40.0% compared to 39.0% for the first nine months of fiscal 1996. The effective income tax rate for the first nine months of fiscal 1997 was adversely affected by non-deductible goodwill of $1.9 million offset by a reversal of $0.5 million of prior years' provision for income taxes.

   The $2.2 million after-tax loss from discontinued operations in the first nine months of fiscal 1996 resulted from the additional charges related to the company's former U.S. and Mexican chassis businesses which were sold in June 1995.

   Financial Condition

   First Nine Months 1997

   During the first nine months of fiscal 1997, cash increased $1.1 million. Cash provided from operations of $31.8 million was used to fund the repayment of long-term debt of $15.4 million, the repurchase of common stock and warrants from Freightliner Corporation (Freightliner) of $6.8 million (see below), capital additions of $4.6 million, and dividends of $3.2 million.

   First Nine Months 1996

   During the first nine months of fiscal 1996, cash decreased $11.3 million. Cash was required for operations of $2.3 million, for the acquisition of Friesz Manufacturing Company of $3.9 million, for capital additions of $4.1 million, for stock repurchases of $3.3 million and for dividends of $3.3 million. Discontinued operations and proceeds from the sale of property, plant and equipment provided cash of $4.7 million and $2.1 million, respectively, for the first nine months of fiscal 1996.

   Liquidity and Capital Resources

   The company's principal uses of cash for the next several years will be interest and principal payments on long-term debt, capital expenditures and potential acquisitions.

   At June 30, 1997, $7.5 million of borrowings and $4.5 million of letters of credit reduced available capacity under the company's revolving credit facility to $38.0 million.

   The company believes its internally generated cash flow, supplemented by progress payments when applicable, and borrowings available under the existing bank credit agreement will be adequate to meet working capital and other operating and capital requirements of the company in the foreseeable future.

   Backlog

   The company's backlog as of June 30, 1997 was $401 million, compared to $301 million at June 29, 1996. The backlog at June 30, 1997 includes $228 million with respect to U.S. Government contracts, $133 million related to Pierce, and the remainder relates to other commercial products. Virtually all the company's revenues are derived from customer orders prior to commencing production.

   Stock Buy Back

   In July 1995, the company's board of directors authorized the repurchase of up to 1,000,000 shares of Class B common stock. There were no stock repurchases under this program in the first nine months of fiscal 1997.
   As of June 30, 1997 and July 31, 1997, the company has repurchased 461,535 shares under this program at a total cost of $6.6 million. The repurchase of 350,000 shares of Class B common stock from Freightliner on May 2, 1997 (see below) does not impact the number of shares available for repurchase under this program.

   Freightliner Alliance

   On May 2, 1997, the company and Freightliner formally terminated the Strategic Alliance formed on June 2, 1995. The company repurchased from Freightliner 350,000 shares of Class B common stock and 1,250,000 warrants for the purchase of additional shares of Class B common stock for the total sum of $6.8 million. The company and Freightliner will continue to supply each other with parts and components.

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

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                  June 30, 1997


   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit 10 -   Agreement to Terminate Strategic Alliance between
                       Oshkosh Truck Corporation and Freightliner Corporation
                       Dated May 2, 1997.

        Exhibit 27 -   Financial Data Schedule

   (b)  Reports on Form 8-K

        The company was not required to file a report on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      OSHKOSH TRUCK CORPORATION



   DATE: August 12, 1997              /s/ R. Eugene Goodson
                                      R. Eugene Goodson
                                      Chairman and Chief
                                      Executive Officer
                                      (Principal Executive Officer)



   DATE: August 12, 1997              /s/ Charles L. Szews
                                      Charles L. Szews
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.    Description

      10 Agreement to Terminate Strategic Alliance Between Oshkosh Truck Corporation and Freightliner Corporation Dated May 2, 1997.

      27          Financial Data Schedule