Form 10-K405
period 1997-09-30
OSHKOSH TRUCK CORP
filed 1997-12-24
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

   (Mark One)
   (X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997, or

   ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to _______________________

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

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of November 15, 1997:

        Class A Common Stock, $.01 par value -   No Established Market Value
        Common Stock,         $.01 par value -   $131,352,978

        Number of shares outstanding of each of the registrant's classes of common stock as of November 15, 1997:

        Class A Common Stock, $.01 par value -     406,428 shares
        Common Stock,         $.01 par value -   7,900,931 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

        Parts I, II and IV incorporate, by reference, portions of the Annual Report to Shareholders for the year ended September 30, 1997.

        Part III incorporates, by reference, portions of the Proxy Statement dated December 29, 1997.

                            OSHKOSH TRUCK CORPORATION

                       Index to Annual Report on Form 10-K

                          Year ended September 30, 1997

                                                                         Page

                                     PART I.

   ITEM  1.  BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . .  3

   ITEM  2.  PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . .  8

   ITEM  3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .  8

   ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . 10

             EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . 10

                                    PART II.

   ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . 11

   ITEM  6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . 12

   ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . 12

   ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . 12

   ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . 12

                                    PART III.

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                OF THE REGISTRANT  . . . . . . . . . . . . . . . . . . . . 12

   ITEM 11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . 12

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . 12

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . . 13

                                    PART IV.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . 13

             INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . 18


   The following contains forward looking statements, including statements that include the words "believes" and "expects," or words of similar import with reference to the company. These statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those described in any such statement.

                                     PART I

   Item 1.   BUSINESS

   General

        Oshkosh Truck Corporation (Oshkosh or the company) engineers, manufactures and markets a broad range of specialized trucks and proprietary parts under the "Oshkosh" trademark, and a broad line of specialty fire apparatus under the "Pierce" trademark. As a specialized vehicle producer, the company holds a unique position in the industry, having acquired the engineering, rapid product development and lean manufacturing expertise and flexibility to profitably build specialty vehicles in competition with companies both much larger and smaller than itself. Mass producers design a vehicle to serve many markets. In contrast, the company's vehicles, manufactured in low to medium production volumes, are engineered for market niches where a unique, innovative design will meet a purchaser's requirements for use in specific, often adverse operating conditions. Many of the company's products are found operating in snow, deserts and soft or rough terrain where there is a need for high performance or high mobility. Because of the quality of its specialized vehicles, the company believes its products perform at lower life cycle costs than those that are mass-produced.

        Markets served by the company domestically and internationally are categorized as defense and commercial. As a result of the acquisition of Pierce Manufacturing Inc. (Pierce) on September 18, 1996, the company's sales into the defense market decreased to 42% of the company's fiscal 1997 sales volume, after reaching a peak of 83% in fiscal 1987.

        The company primarily depends upon components made by suppliers for its products. The company has successfully managed its supply network, which consists of approximately 3,500 active vendors. Through its reliance on this supply network for the purchase of certain components, the company is able to avoid many of the preproduction and fixed costs associated with the manufacture of those components. While the company purchases many of the high dollar components for assembly, such as engines, transmissions and axles, it does have significant machining and fabricating capability for the manufacture of certain important proprietary components. This capability is used for the manufacture of certain axles, transfer cases, cabs, body structures, aerial ladders, independent suspension, and many smaller parts which add uniqueness and value to the company's products. Some of these proprietary components are marketed to other manufacturers.

   Products and Markets

        The company currently manufactures seven different series of commercial trucks, and eight specialty fire apparatus models, and during fiscal 1997, had four active contracts with the U.S. Government related to production of the Palletized Load System (PLS), Heavy Equipment Transport
   (HET), Heavy Expanded Mobility Tactical Truck (HEMTT), Logistic Vehicle System (LVS), and HEMTT Overhaul vehicles. Within each series there is a varying number of models. Models are usually distinguished by differences in engine, transmission, axle, body configuration, pump, and ladder combinations, among others. Vehicles produced generally range in price from $60,000 to $1 million; in horsepower from 210 to 1,025; and in gross vehicle weight from 33,000 to 150,000 pounds. The company has designed vehicles to operate in the environmental extremes of arctic cold or desert heat. Most vehicles are designed with the capability to operate in both highway and off-road conditions. The company aggressively supports its products with an aftermarket parts and service organization.

   Defense

        The company manufactures a broad range of wheeled vehicles for the U.S. Department of Defense and export markets. The company has performed major defense contracts for over 50 years, and in the year ended September 30, 1997 had defense sales of $288.6 million or 42% of its total sales. Contracts with the Department of Defense generally are multi-year contracts. Each contract typically provides that the government will purchase a base quantity of vehicles with options for additional purchases. All obligations of the government under the contracts are subject to receipt of government funding, and it is customary to expect purchases when Congress has funded the purchase through annual budget appropriations and after the government has committed the funds to the contractor.

        During fiscal year 1997, the company primarily produced the PLS, the HEMTT, the HET, the LVS, and the HEMTT Overhaul products for the U.S. Department of Defense.

        On November 21, 1996, the U.S. Army Tank Automotive and Armaments Command awarded each of the company and one other defense contractor, $6.9 million prototype contracts for Phase I competition of the Medium Tactical Truck Remanufacture Program (MTTR). The MTTR Program was initiated to update and modernize the 5-Ton tactical vehicle fleet of the U.S. Marine Corps and the U.S. Army. The goal of the U.S. Marine Corps portion of the program is to remanufacture the current configuration to a more robust design capable of carrying a much greater payload with substantially increased cross-country mobility. The current fleet of approximately 10,000 U.S. Marine Corps trucks are up to 20 years old. The new U.S. Marine Corps vehicle will have extraordinary performance and mobility exceeding that of any comparable truck in the world. The U.S. Army portion of the program is designed to increase the useful life and decrease operation and support costs of a portion of the U.S. Army's existing fleet of nearly 60,000 vehicles. It will include inserting current technologies, making the truck capable of performing its mission well into the next century. Phase I covers the design, development, and production of five prototype test vehicles for the U.S. Marine Corps and five additional prototype test vehicles for the U.S. Army. Testing of the ten prototype test vehicles commenced August 1997 and will be concluded in April 1998. Under Phase II of the program, up to a total of 11,500 U.S. Marine Corps and U.S. Army units will be awarded for production at a value of approximately $1.8 billion over several years. Competition for the Phase II production contract will be intense between the two Phase I contractors. Phase I testing along with the Phase II proposal will determine the single supplier of the production contract covering both the U.S. Marine Corps and U.S. Army vehicles.

        During fiscal year 1997, the U.S. Army purchased additional trucks under the HEMTT/LVS Family Contract that extends production into August 1998. Under the Family Contract, the U.S. Government plans to award sufficient sales to the company to ensure a minimum production rate of 20 trucks per month for the two truck models through September 1999.

        The existing U.S. Army contract for HET vehicles was modified during fiscal 1997 to add the PLS vehicles to that contract. This contract now becomes a family contract, very similar to the HEMTT/LVS Family Contract. The U.S. Army has the ability to order trucks under this contract through fiscal 2000 and plans to sustain production throughout that period.

        Additionally during fiscal year 1997, Oshkosh Truck Corporation and VSE Corporation of Alexandria, Virginia formed a joint venture. That joint venture submitted a proposal to the government and was subsequently awarded a contract valued at $12.3 million to produce a quantity of 130 Common Bridge Transporters (CBT). This CBT is basically a load handling system similar to that which is mounted on the PLS. This particular load handling system is mounted on the remanufactured M977 HEMTT chassis and is used for the transportation of various types of combat support and engineering bridges. Also during fiscal year 1997, the U.S. Government awarded Oshkosh a follow-on HEMTT Overhaul contract valued at $23.5 million. This is a requirements type contract that allows the government to send in several different HEMTT models for complete overhaul. Oshkosh is presently producing under this contract at the rate of approximately one unit per day.

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

        The company serves airport markets with products that include Aircraft Rescue and Firefighting (ARFF) and snow removal vehicles. ARFF vehicles are offered from 1,000 to 3,000 gallon capacities. Oshkosh also offers the innovative Snozzle/R/, an extendable turret with an integrated video camera and automated remote controls that can pierce into an aircraft interior and position the agent flow precisely at the location of the fire. Suppressant application is faster and uses up to 50% less agent than conventional mass application techniques. The all-wheel drive H-series snowblower keeps runways open by casting 4,000 tons of snow per hour. The H-series snowblower provides multi-purpose use with an interchangeable blower, blade plows and brooms. The all-wheel drive P-series with its heavy-duty frame has an unsurpassed reputation for durability.

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

        The refuse business consists of two low entry, dual drive models, the NK and NL. The NK and NL feature eighteen inch step-in heights. Municipalities as well as commercial contractors look to the improved visibility and safety features a low entry, cab forward vehicle provides.

   Backlog

        The company's backlog at September 30, 1997 was $361 million, compared to $433 million at September 30, 1996. The backlog at fiscal year-end 1997 includes $205 million with respect to U.S. Government contracts, $120 million related to Pierce, and the remainder relates to other commercial products. The $72 million decrease in the backlog from year-end 1996 to year-end 1997 is primarily due to a $67 million decrease in the backlog related to U.S. Government contracts. Approximately 99% of the company's backlog pertains to fiscal 1998 business. Virtually all the company's revenues are derived from customer orders prior to commencing production.

   Government Contracts

        A significant portion of the company's sales are made to the U.S. Government under long-term contracts and programs in which there are significant risks, including the uncertainty of economic conditions and defense policy. The company's defense business is substantially dependent upon periodic awards of new contracts and the purchase of base vehicle quantities and the exercise of options under existing contracts. The company's existing contracts with the U.S. Government may be terminated at any time for the convenience of the government. Upon such termination, the company would be entitled to reimbursement of its incurred costs and, in general, to payment of a reasonable profit for work actually performed.

         There can be no assurance that the U.S. Government will continue to purchase the company's products at comparable levels. The termination of any of the company's significant contracts, failure of the government to purchase quantities under existing contracts or failure of the company to receive awards of new contracts could have a material adverse effect on the business operations of the company. The company expects fiscal 1998 sales to the U.S. Government to decrease $20 to $30 million from fiscal 1997 levels although actual sales could vary based on changes in the federal budget, international sales and other factors. Accordingly, it will be necessary for the company to reduce its fixed costs to maintain the profitability of its defense business at fiscal 1997 levels.

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

   Marketing and Distribution

        All domestic defense products are sold direct and the company maintains a liaison office in Washington, D.C. The company also sells defense products to foreign governments direct, through representatives, or under the United States Foreign Military Sales program. The company's commercial vehicles and aftermarket parts are sold either direct to customers, or through dealers or distributors, depending upon geographic area and product line. Fire apparatus products are sold almost exclusively through a distributor network. Supplemental information relative to export shipments is incorporated by reference to Note 11 of the financial statements included in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1997.

   Alliance

        On May 2, 1997, the company and Freightliner Corporation (Freightliner) formally terminated a strategic alliance formed on June 2, 1995. The company repurchased from Freightliner 350,000 shares of its Common Stock and 1,250,000 warrants for the purchase of additional shares of Common Stock for a total of $6.8 million. The company and Freightliner will continue to supply each other with parts and components.

   Competition

        In all the company's markets, the competitors include smaller, specialized manufacturers as well as the larger, mass producers. The company believes that its technical strength and production capability enable it to effectively compete with other specialized manufacturers.
   The company also believes that its manufacturing flexibility, engineering, product development and lean manufacturing expertise in the low to middle production volumes allow it to compete effectively in its markets against mass producers.

        The company's principal competitors for U.S. Department of Defense contracts include AM General Corporation and Stewart & Stevenson Services, Inc. Pierce's principal fire apparatus competitors include Emergency One, Inc. (a subsidiary of Federal Signal Corporation), FWD Corporation (a subsidiary of Corsta Corporation), Kovatch Mobile Equipment Corp., American La France (a subsidiary of Freightliner Corporation), and over 75 other manufacturers. The company's principal competitors in other commercial markets include Advance Mixer Inc., Crane Carrier Co., London Machinery Inc., Mack Trucks Inc., Maxim Truck Company Inc., McNeilus Companies, Inc., Monroe Truck Equipment Inc., Rexworks Inc., Stewart & Stevenson Services, Inc., and T.L. Smith Machine Co. Inc.

        The principal method of competition for the company in the defense and municipal markets, where there is intense competition, is generally on the basis of lowest qualified bid. In the non-governmental markets, the company competes on the basis of price, innovation, quality and product performance capabilities.

   Engineering, Test and Development

        For fiscal years 1997, 1996, and 1995, the company incurred engineering, research and development expenditures of $7.8 million, $6.3 million, and $5.4 million, respectively, portions of which were recoverable from customers, principally the U.S. Government.

   Intellectual Property

        The company holds 15 patents. Patents for all-wheel steer and independent suspension systems, which have remaining lives of 9 to 19 years, provide the company with a competitive advantage in the fire apparatus business and the sale of ARFF and snow vehicles. The independent suspension system was also added to the U.S. Marine Corps portion of the MTTR program which the company believes should be a competitive advantage in the competition for the Phase II production contract. None of the other patents individually are significant to the business.

        The company holds trademarks for "Oshkosh" and "Pierce". Both trademarks are considered to be important to the future success of the business.

   Employees

        As of September 30, 1997, the company had approximately 2,750 employees of which approximately 1,300 and 1,250 employees are located at its principal facilities in Oshkosh and Appleton, Wisconsin, respectively. Production workers totaling approximately 800 employees at the company's principal facilities in Oshkosh, Wisconsin are represented by the United Auto Workers union. The company's five-year contract with the United Auto Workers extends through September 30, 2001. The company believes its relationship with employees is satisfactory.

   Subsequent Event

        On December 8, 1997, the company announced that it had agreed to acquire McNeilus Companies, Inc. (McNeilus), a $300 million manufacturer and marketer of refuse and recycling truck bodies, rear discharge concrete mixers, and ready-mix batch plants. The total purchase cost for all McNeilus stock and related non-compete and ancillary agreements is $250 million in cash. The transaction is subject to the approval of the appropriate governmental authorities and is expected to close in the first quarter of calendar 1998.

        Under certain conditions, if the acquisition is not consummated, the company may be required to pay McNeilus a fee of $10 million and conversely McNeilus may be required to pay a $10 million fee to the company.

   Item 2.  PROPERTIES.

        The company's principal offices and manufacturing facilities are located in Oshkosh, WI. Space occupied encompasses 688,000 square feet, 52,000 of which is leased and the remainder is owned. One-half of the space owned by the company has been constructed since 1970. The company owns approximately 50 acres of vacant land adjacent to its existing facilities. The company's Pierce subsidiary, located in Appleton, WI, occupies 608,000 square feet of office and manufacturing space, of which 19,000 square feet are leased and the remainder is owned. Additionally, the company owns a 28,000 square foot manufacturing facility located in Weyauwega, WI, and a 287,000 square foot manufacturing facility located in Bradenton, FL. In addition, the company has leased parts and service facilities in Hartford, CT and Salt Lake City, UT, and owns similar facilities in Oshkosh, WI and Houston, TX.

        The company's equipment and buildings are modern, well maintained and adequate for its present and anticipated needs.

   Item 3.  LEGAL PROCEEDINGS.

        The company is engaged in litigation against Super Steel Products Corporation (SSPC), the company's former supplier of mixer systems for front discharge concrete mixer trucks under a long-term supply contract . SSPC sued the company in state court claiming the company breached the contract. The company counterclaimed for repudiation of contract. On July 26, 1996, a jury returned a verdict for SSPC awarding damages totaling $4.5 million. On October 10, 1996, the state court judge overturned the verdict against the company, granted judgment for the company on its counterclaim, and ordered a new trial for damages on the company's counterclaim. Both SSPC and the company have appealed the state court judge's decision. The Wisconsin Court of Appeals has agreed to hear the case and both the company and SSPC have filed briefs in this matter.

        The company currently is engaged in the arbitration of certain disputes between the Oshkosh Florida Division and O.V. Containers, Inc., which arose out of the performance of a contract to deliver 690 skeletal container chassis. The arbitration is being conducted before a three-member panel under the commercial dispute rules of the American Arbitration Association, and is not expected to conclude before April 1998. The company is vigorously contesting warranty and other claims made against it, and has asserted substantial claims against O.V. Containers, Inc. The outcome of these matters cannot be predicted at the present time.

        As part of its routine business operations, the company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third party disposal and recycling facilities which are licensed by appropriate governmental agencies. In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency (EPA) or a state environmental agency for remediation. Under the Comprehensive Environmental Response, Compensation, and Liability Act (the Superfund law) and similar state laws, each potentially responsible party (PRP) that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up the site. Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup cost.

        As to one such Superfund site, Pierce is one of 414 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently a remedial investigation/feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the company believes its liability at the site will not be material and its share is adequately covered through reserves established by the company at September 30, 1997. Actual liability could vary based on results of the study, the resources of other PRPs and the company's final share of liability.

        The company is addressing a regional trichloroethylene (TCE) groundwater plume on the south side of Oshkosh, Wisconsin. The company believes there may be multiple sources in the area. TCE was detected at the company's North Plant facility with recent testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the company conducted a groundwater investigation of a former landfill located on company property. The landfill, acquired by the company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the company at September 30, 1997. However, this may change as investigations proceed by the company, other unrelated property owners, and government entities.

        The company is subject to other environmental matters and legal proceedings and claims which arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to such matters and claims, will not have a material adverse effect on the company's financial condition or results of operations. Actual results could vary, among other things, due to the uncertainties involved in litigation.

   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

   EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the company are as follows:

    Name                    Age*               Title

   Robert G. Bohn            44  President and Chief Executive Officer
   Timothy M. Dempsey        57  Vice President, General Counsel, and
                                   Secretary
   Paul C. Hollowell         56  Executive Vice President and General
                                 Manager, Defense Business
   Charles L. Szews          41  Executive Vice President and Chief Financial
                                   Officer
   Matthew J. Zolnowski      44  Vice President, Administration
   J. David Brantingham      40  Vice President, Information Systems
   Fred C. Fielding          63  Vice President, Government Operations
                                   Washington, DC Office
   Dan J. Lanzdorf           49  Vice President and General Manager,
                                   Commercial Business
   Mark A. Meaders           39  Vice President, Corporate Purchasing
                                   and Logistics
   John W. Randjelovic       53  Vice President and General Manager,
                                   Pierce Manufacturing Inc.
   Donald H. Verhoff         51  Vice President, Technology


   *As of December 4, 1997

        All of the company's officers serve at the pleasure of the Board of Directors.

        ROBERT G. BOHN - Mr. Bohn joined the company in 1992 as Vice President-Operations. He was appointed President and Chief Operating Officer in 1994, and President and Chief Executive Officer in October 1997.

        TIMOTHY M. DEMPSEY - Mr. Dempsey joined the company in October 1995 as Vice President, General Counsel, and Secretary. Mr. Dempsey has been and continues to be a partner in the law firm of Dempsey, Magnusen, Williamson and Lampe in Oshkosh, Wisconsin.

        PAUL C. HOLLOWELL - Mr. Hollowell joined the company in April 1989 as Vice President-Defense Products and assumed his present position in February 1994.

        CHARLES L. SZEWS - Mr. Szews joined the company in March 1996 as Vice President and Chief Financial Officer and assumed his present position in October 1997. Mr. Szews was previously employed by Fort Howard Corporation, a manufacturer of tissue products, from June 1988 until March 1996 in various positions, including Vice President and Controller from September 1994 until March 1996.

        MATTHEW J. ZOLNOWSKI - Mr. Zolnowski joined the company as Vice President-Human Resources in January 1992 and assumed his present position in February 1994.

        J. DAVID BRANTINGHAM - Mr. Brantingham joined the company in April 1995 as Manager of Technical Services and assumed his present position in November 1997. Mr. Brantingham was previously employed by Western Publishing Company, Inc., a printer and publisher of children's books and a manufacturer of adult games, in various positions including Director of Technical Services.

        FRED C. FIELDING - Mr. Fielding joined the company in October 1989 and was elected Vice President, Government Operations by the Board of Directors in January 1991.

        DAN J. LANZDORF - Mr. Lanzdorf joined the company in 1973 as a design engineer and has served in various assignments including Chief Engineer - Defense, Director of Defense Engineering, Director of the Defense Business unit, and Vice President of Manufacturing prior to assuming his current position in November 1997.

        MARK A. MEADERS - Mr. Meaders joined the company as Director of Purchasing -Pierce Manufacturing Inc. in September 1996 and assumed his present position in November 1997. Prior to joining the company, Mr. Meaders was Vice President-Purchasing for the CA Short Co., Inc., a provider of premium incentives, from 1995 until joining Pierce. Mr. Meaders began his career at the company's former Chassis Division as the plant manager from 1993-1995. He previously served 13 years in the U.S. Army and departed after attaining the rank of Major.

        JOHN W. RANDJELOVIC - Mr. Randjelovic joined the company in October 1992 as Vice President and General Manager in charge of the Bradenton, Florida Division. In September 1996, he was appointed Vice President of Manufacturing, Purchasing, and Materials for Pierce Manufacturing Inc. and assumed his present position in November 1997.

        DONALD H. VERHOFF - Mr. Verhoff joined the company in May 1973 as a development engineer. He has held positions as Manager of the Test Lab, and Director of New Product Development prior to assuming his present position in November 1997.

                                     PART II


   Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS.

        The information under the captions Note 7 to the Consolidated Financial Statements, and "Financial Statistics" contained in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1997, is hereby incorporated by reference in answer to this item.

   Stock Buyback

        In July 1995, the company's board of directors authorized the repurchase of up to 1,000,000 shares of Common Stock. As of December 11, 1997, the company has repurchased 461,535 shares under this program at a cost of $6.6 million.

   Item 6.   SELECTED FINANCIAL DATA.

        The information under the caption "Financial Highlights" contained in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1997, is hereby incorporated by reference in answer to this item.


   Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information under the caption "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" contained in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1997, is hereby incorporated by reference in answer to this item.

   Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements set forth in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1997, are hereby incorporated by reference in answer to this item. Data regarding quarterly results of operations included under the caption "Financial Statistics" in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1997, is hereby incorporated by reference.


   Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        None.

                                    PART III

   Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information under the captions "Election of Directors" and "Other Matters" of the company's definitive proxy statement for the annual meeting of shareholders on February 2, 1998, as filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this Item. Reference is also made to the information under the heading "Executive Officers of the Registrant" included under Part I of this report.

   Item 11.  EXECUTIVE COMPENSATION.

        The information under the captions "Executive Compensation" contained in the company's definitive proxy statement for the annual meeting of shareholders on February 2, 1998, as filed with the Securities and Exchange Commission is hereby incorporated by reference in answer to this item.

   Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information under the caption "Shareholdings of Nominees and Principal Shareholders" contained in the company's definitive proxy statement for the annual meeting of shareholders on February 2, 1998, as filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.


   Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained under the captions "Election of Directors" and "Certain Transactions" contained in the company's definitive proxy statement for the annual meeting of shareholders on February 2, 1998, as filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

                                     PART IV

   Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)  1.   Financial Statements:  The following consolidated financial statements of the company and the report of independent auditors included in the Annual Report to Shareholders for the fiscal year ended September 30, 1997, are incorporated by reference in Item 8:

        Consolidated Statements of Income (Loss) for the years ended
          September 30, 1997, 1996, and 1995
        Consolidated Balance Sheets at September 30, 1997, and 1996 Consolidated Statements of Shareholders' Equity for the years ended September 30, 1997, 1996, and 1995.
        Consolidated Statements of Cash Flows for the years ended
          September 30, 1997, 1996, and 1995
        Notes to Consolidated Financial Statements
        Report of Ernst & Young LLP, Independent Auditors

             2.   Financial Statement Schedules:

        Schedule II - Valuation & Qualifying Accounts

        All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

             3.   Exhibits:

                   2.1 Stock Purchase Agreement by and among McNeilus Companies, Inc., the shareholders of McNeilus Companies, Inc., and Oshkosh Truck Corporation dated December 8, 1997.
                   3.1      Restated Articles of Incorporation ######
                   3.2      Bylaws of the company, as amended *****
                   4.1 Credit Agreement dated as of September 18, 1996 among Oshkosh Truck Corporation, and certain lenders with Firstar Bank Milwaukee, N.A., as Agent (incorporated by reference to Exhibit 4 to the company's Current Report on Form 8-K dated September 18, 1996 (Commission File No. 0-13886)).#######
                   4.2 First Amendment to Credit Agreement dated as of November 27, 1996 among Oshkosh Truck Corporation, and certain lenders with Firstar Bank Milwaukee, N.A., as Agent.####
                   4.3 Second Amendment to Credit Agreement dated as of April 25, 1997 among Oshkosh Truck Corporation, and certain lenders with Firstar Bank Milwaukee, N.A., as Agent.
                  10.1 Lease with Cadence Company (formerly Mosling Realty Company) and related documents *
                  10.2 1990 Incentive Stock Plan for Key Employees, as amended (through January 25, 1995) ### @
                  10.3 Form of Key Employee Employment and Severance Agreement with R. E. Goodson, Chairman & CEO ** @
                  10.4 Employment Agreement with R. E. Goodson, Chairman & CEO as of April 16, 1990 **** @
                  10.5 Restricted stock grant to R. E. Goodson, Chairman & CEO**** @
                  10.6 Incentive Stock Option Agreement to R. E. Goodson, Chairman & CEO **** @
                  10.7 Employment Agreement with R. E. Goodson, Chairman & CEO as of April 16, 1992 ## @
                  10.8 1994 Long-Term Incentive Compensation Plan dated March 29, 1994 ### @
                  10.9 Form of Key Employees Employment and Severance Agreement with Messrs. R.G. Bohn, T.M. Dempsey, P.C. Hollowell, C.L. Szews, and M.J. Zolnowski ### @
                  10.10 Employment Agreement with P.C. Hollowell, Executive Vice President @
                  10.11 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement.##### @
                  10.12 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement. ##### @
                  10.13 Lease extension with Cadence Company (as referenced under 10.1)
                  10.14 Form of 1994 Long-Term Incentive Compensation Plan Award Agreement @
                  10.15 Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling, and consented to by R. Eugene Goodson. ####
                  10.16 Agreement to Terminate Strategic Alliance dated as of April 10, 1997, between Freightliner and Oshkosh.
                  11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the company's Annual Report to Shareholders for the fiscal year ended September 30, 1997)
                  13. 1997 Annual Report to Shareholders, to the extent incorporated herein by reference
                  21.       Subsidiaries of Registrant
                  23.       Consent of Ernst & Young LLP
                  27.       Financial Data Schedule


   *Previously filed and incorporated by reference to the company's Form S-1 registration statement filed August 22, 1985, and amended September 27, 1985, and October 2, 1985 (Reg. No. 2-99817).
   **Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1987.
   ****Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1990.
   *****Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1991.
   ## Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1992.
   ### Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1994.
   #### Previously filed and incorporated by reference to the company's form 10-K for the year ended September 30, 1996.
   @Denotes a management contract or compensatory plan or arrangement.
   ##### Previously filed and incorporated by reference to the company's Form S-8 filing dated September 22, 1995. (Reg. No. 33-62687)
   ###### Previously filed and incorporated by reference to Exhibit A to the company's Proxy Statement for Annual Meeting of Shareholders held on February 3, 1997 filed on Schedule 14A.
   ####### Previously filed and incorporated by reference to the company's Form 10-Q for the quarter ended April 1, 1995.

        (b) The company was not required to file a report on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 OSHKOSH TRUCK CORPORATION

   December 23, 1997             By    /S/ Robert G. Bohn
                                     Robert G. Bohn
                                     President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


   December 23, 1997                 /S/  R. G. Bohn
                                 R. G. Bohn
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


   December 23, 1997                 /S/ C. L. Szews
                                 C. L. Szews
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


   December 23, 1997                 /S/ J. W. Andersen
                                 J. W. Andersen
                                 Director


   December 23, 1997                 /S/ D. T. Carroll
                                 D. T. Carroll
                                 Chairman and Member of Executive Committee


   December 23, 1997                 /S/ General F. M. Franks, Jr.
                                 General F. M. Franks, Jr.
                                 Director


   December 23, 1997                 /S/ M. W. Grebe
                                 M. W. Grebe
                                 Director


   December 23, 1997
                                 Kathleen J. Hempel
                                 Director


   December 23, 1997                 /S/ S. P. Mosling
                                 S. P. Mosling
                                 Director and Member of Executive Committee


   December 23, 1997                 /S/ J. P. Mosling, Jr.
                                 J. P. Mosling, Jr.
                                 Director and Member of Executive Committee


   December 23, 1997                 /S/ R. G. Sim
                                 R. G. Sim
                                 Director

                                                     SCHEDULE II




                            OSHKOSH TRUCK CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS


                 Years Ended September 30, 1997, 1996, and 1995
                                 (In Thousands)




                     Balance                                        Balance
                        at      Purchase    Additions                  at
                     Beginning     of      Charged to                End of
    Classification    of Year    Pierce     Expense    Reductions*    Year

    Receivables -
     Allowance for
     doubtful
     accounts:

         1995            $431        ---        $143        $(97)       $477
                       ======     ======      ======       ======     ======

         1996            $477       $509        $182       $(102)     $1,066
                       ======     ======      ======       ======     ======

         1997          $1,066        ---        $881         $23      $1,970
                       ======     ======      ======       ======     ======


   * Represents amounts written off to the reserve, net of recoveries.

                                INDEX TO EXHIBITS




        3.   Exhibits:

                   2.1 Stock Purchase Agreement by and among McNeilus Companies, Inc., the shareholders of McNeilus Companies, Inc., and Oshkosh Truck Corporation dated December 8, 1997.
                   3.1      Restated Articles of Incorporation ######
                   3.2      Bylaws of the company, as amended *****
                   4.1 Credit Agreement dated as of September 18, 1996 among Oshkosh Truck Corporation, and certain lenders with Firstar Bank Milwaukee, N.A., as Agent (incorporated by reference to Exhibit 4 to the company's Current Report on Form 8-K dated September 18, 1996 (Commission File No. 0-13886)).#######
                   4.2 First Amendment to Credit Agreement dated as of November 27, 1996 among Oshkosh Truck Corporation, and certain lenders with Firstar Bank Milwaukee, N.A., as Agent.####
                   4.3 Second Amendment to Credit Agreement dated as of April 25, 1997 among Oshkosh Truck Corporation, and certain lenders with Firstar Bank Milwaukee, N.A., as Agent.
                  10.1 Lease with Cadence Company (formerly Mosling Realty Company) and related documents *
                  10.2 1990 Incentive Stock Plan for Key Employees, as amended (through January 25, 1995) ### @
                  10.3 Form of Key Employee Employment and Severance Agreement with R. E. Goodson, Chairman & CEO ** @
                  10.4 Employment Agreement with R. E. Goodson, Chairman & CEO as of April 16, 1990 **** @
                  10.5 Restricted stock grant to R. E. Goodson, Chairman & CEO**** @
                  10.6 Incentive Stock Option Agreement to R. E. Goodson, Chairman & CEO **** @
                  10.7 Employment Agreement with R. E. Goodson, Chairman & CEO as of April 16, 1992 ## @
                  10.8 1994 Long-Term Incentive Compensation Plan dated March 29, 1994 ### @
                  10.9 Form of Key Employees Employment and Severance Agreement with Messrs. R.G. Bohn, T.M. Dempsey, P.C. Hollowell, C.L. Szews, and M.J. Zolnowski ### @
                  10.10 Employment Agreement with P.C. Hollowell, Executive Vice President @
                  10.11 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement.##### @
                  10.12 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement. ##### @
                  10.13 Lease extension with Cadence Company (as referenced under 10.1)
                  10.14 Form of 1994 Long-Term Incentive Compensation Plan Award Agreement @
                  10.15 Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling, and consented to by R. Eugene Goodson. ####
                  10.16 Agreement to Terminate Strategic Alliance dated as of April 10, 1997, between Freightliner and Oshkosh.
                  11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the company's Annual Report to Shareholders for the fiscal year ended September 30, 1997)
                  13. 1997 Annual Report to Shareholders, to the extent incorporated herein by reference
                  21.       Subsidiaries of Registrant
                  23.       Consent of Ernst & Young LLP
                  27.       Financial Data Schedule

   *Previously filed and incorporated by reference to the company's Form S-1 registration statement filed August 22, 1985, and amended September 27, 1985, and October 2, 1985 (Reg. No. 2-99817).
   **Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1987.
   ****Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1990.
   *****Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1991.
   ## Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1992.
   ### Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1994.
   #### Previously filed and incorporated by reference to the company's form 10-K for the year ended September 30, 1996.
   @Denotes a management contract or compensatory plan or arrangement.
   ##### Previously filed and incorporated by reference to the company's Form S-8 filing dated September 22, 1995. (Reg. No. 33-62687)
   ###### Previously filed and incorporated by reference to Exhibit A to the company's Proxy Statement for Annual Meeting of Shareholders held on February 3, 1997 filed on Schedule 14A.
   ####### Previously filed and incorporated by reference to the company's Form 10-Q for the quarter ended April 1, 1995.