Form 10-Q
period 1997-12-31
OSHKOSH TRUCK CORP
filed 1998-02-06
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

   (Mark One)
   (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended December 31, 1997

                                       or

   ( ) Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the Transition period from _________________ to ________________

   Commission File Number   0-13886

                             Oshkosh Truck Corporation
             [Exact name of registrant as specified in its charter]

              Wisconsin                               39-0520270
    [State or other jurisdiction of                [I.R.S. Employer
    incorporation or organization]                Identification No.]

   2307 Oregon Street, P.O. Box 2566, Oshkosh, Wisconsin     54903
   [Address of principal executive offices]                [Zip Code]

   Registrant's telephone number, including area code  (920) 235-9151

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock Outstanding as of January 23, 1998:    406,158

   Common Stock Outstanding as of January 23, 1998:  8,010,643

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                     FOR THE QUARTER ENDED DECEMBER 31, 1997


                                                                         Page

   PART I.        Financial Information

        Item 1.   Financial Statements

                  Condensed Consolidated Statements of
                    Income . . . . . . . . . . . . . . . . . . . . . . . .  3

                  Condensed Consolidated Balance Sheets  . . . . . . . . .  4

                  Condensed Consolidated Statement of
                    Shareholders' Equity . . . . . . . . . . . . . . . . .  5

                  Condensed Consolidated Statements of
                    Cash Flows . . . . . . . . . . . . . . . . . . . . . .  6

                  Notes to Condensed Consolidated
                    Financial Statements . . . . . . . . . . . . . . . . .  7

        Item 2.   Management's Discussion and Analysis of
                    Consolidated Financial Condition and
                    Results of Operations  . . . . . . . . . . . . . . . . 12

   PART II.       Other Information  . . . . . . . . . . . . . . . . . . . 16

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                      PART I. ITEM 1. FINANCIAL INFORMATION
                            OSHKOSH TRUCK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three Months Ended
                                                      December 31
                                                   1997           1996
                                                  (In thousands, except
                                                    per share amounts)


        Net sales                                 $151,801      $150,320

        Cost of sales                              129,494       130,737
                                                  --------      --------
        Gross income                                22,307        19,583

        Operating expenses:

          Selling, general and administrative       11,676        10,025

          Engineering, research & development        2,143         1,993

          Amortization of goodwill and other
            intangibles                              1,126         1,132
                                                   -------       -------
        Total operating expenses                    14,945        13,150
                                                   -------       -------
        Income from operations                       7,362         6,433

        Other income (expense):

          Interest expense                          (2,504)       (3,558)

          Interest income                              165           206

          Miscellaneous, net                            72            (9)
                                                  --------       -------

        Income from operations before income
        taxes                                        5,095         3,072

        Provision for income taxes                   1,955         1,448

        Net income                                 $  3,140     $  1,624
                                                  =========     ========

        Earnings per share                         $   0.38     $   0.19
                                                  =========     ========
        Earnings per share assuming dilution       $   0.37     $   0.19

        Cash dividends:

          Class A Common Stock                     $0.10875     $0.10875
          Common Stock                             $0.12500     $0.12500


        The accompanying notes are an integral part of these condensed consolidated financial statements.


                             OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     December 31, September 30,
                                                         1997         1997
                                                     (Unaudited)

           ASSETS                                         (In thousands)

   Current assets:
     Cash and cash equivalents                      $    198        $ 23,219
     Receivables, net                                 54,215          81,235
     Inventories                                      86,744          76,497
     Prepaid expenses                                  3,487           3,405
     Refundable income taxes                             418              --
     Deferred income taxes                             9,169           9,479
                                                    --------        --------
       Total current assets                          154,231         193,835
   Deferred charges                                      793           1,067
   Other long-term assets                              7,455           6,660
   Property, plant and equipment:
     Land                                              7,172           7,172
     Buildings                                        42,392          42,220
     Machinery and equipment                          79,566          78,270
                                                    --------        --------
                                                     129,130         127,662
     Less accumulated depreciation                   (73,790)        (72,174)
                                                    --------        --------
       Net property, plant and equipment              55,340          55,488
   Goodwill and other intangible assets, net         163,639         163,344
                                                    --------        --------
   Total assets                                     $381,458        $420,394
                                                    ========        ========

   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                               $ 40,556        $ 48,220
     Customer advances                                35,261          30,124
     Payroll-related obligations                      12,897          15,157
     Accrued warranty                                 11,103          12,320
     Income taxes                                         --             963
     Other current liabilities                        17,342          21,938
     Current maturities of long-term debt and
       revolving credit facility                       7,820          15,000
                                                    --------        --------
         Total current liabilities                   124,979         143,722
   Long-term debt                                     95,000         120,000
   Postretirement benefit obligations                 10,244          10,147
   Other long-term liabilities                         4,787           3,173
   Deferred income taxes                              22,701          22,452
   Shareholders' equity:
    Class A Common Stock                                   4               4
     Common Stock                                         89              89
     Paid-in capital                                  13,989          13,591
     Retained earnings                               122,112         120,085
                                                    --------        --------
                                                     136,194         133,769
     Cost of Common Stock in treasury                (12,447)        (12,869)
                                                    --------        --------
       Total shareholders' equity                    123,747         120,900
                                                    --------        --------
   Total liabilities and shareholders'
     equity                                         $381,458        $420,394
                                                    ========        ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                      OSHKOSH TRUCK CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                THREE MONTHS ENDED DECEMBER 31, 1997

                                                             (Unaudited)

                                                            Common      Paid-in     Retained       Treasury
                                                            Stock       Capital     Earnings        Stock          Total
                                                                                 (In thousands)

   Balance at September 30, 1997                             $93        $13,591     $120,085      $(12,869)      $120,900

   Net income                                                 --             --        3,140            --          3,140

   Cash dividends:
     Class A Common Stock                                     --             --          (45)           --            (45)
     Common Stock                                             --             --       (1,068)           --         (1,068)

   Issuance of stock under incentive
     compensation plan                                        --            398           --           422            820
                                                       ---------      ---------     --------      --------      ---------

   Balance at December 31, 1997                              $93        $13,989     $122,112      $(12,447)      $123,747
                                                       =========      =========     ========      ========      =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.



                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended
                                                         December 31,
                                                     1997         1996
                                                       (In thousands)
   Operating activities:
     Net income                                     $ 3,140      $ 1,624
     Depreciation and amortization                    3,283        3,556
     Deferred income taxes                              559         (177)
     (Gain) loss on disposal of property,
       plant and equipment                              (18)           6
     Changes in operating assets and liabilities      9,815       20,133
                                                   --------      -------
       Net cash provided from operating
         activities                                  16,779       25,142
   Investing activities:
     Acquisition of business                         (3,461)          --
     Additions to property, plant and
       equipment                                     (1,697)      (1,342)
     Proceeds from sale of property,
       plant and equipment                               66          289
     Increase in other long-term assets              (1,005)        (174)
                                                   --------    ---------
       Net cash used for investing activities        (6,097)      (1,227)

   Net cash used for discontinued operations           (491)        (326)

   Financing activities:
     Net repayments of long-term debt and revolving
       credit facility                              (32,180)     (17,882)
     Proceeds from exercise of stock options             --           85
     Dividends paid                                  (1,032)      (1,074)
                                                   --------     --------
       Net cash used for financing activities       (33,212)     (18,871)
                                                   --------     --------
   Increase (decrease) in cash and cash
   equivalents                                      (23,021)       4,718

   Cash and cash equivalents at beginning
   of period                                         23,219          127
                                                   --------     --------
   Cash and cash equivalents at end of period       $   198      $ 4,845
                                                   ========     ========
   Supplementary disclosures:
     Cash paid for interest                         $ 2,498      $ 3,451
     Cash paid (received) for income taxes            2,777       (1,115)


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   1. BASIS OF PRESENTATION

   The condensed consolidated financial statements included herein have been prepared by Oshkosh Truck Corporation (the "Company") without audit. However, the foregoing financial statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the condensed consolidated financial statements. Certain reclassifications have been made to the 1997 condensed consolidated financial statements to conform to the 1998 presentation.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 annual report to shareholders.

   2. EARNINGS PER SHARE

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements.

   The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:


                                                   Three Months Ended
                                                       December 31,
                                                     1997        1996

   Denominator for basic earnings per share       8,340,854    8,645,106
   Effect of dilutive options, warrants and
     incentive compensation awards                   96,621       25,741
                                                  ---------    ---------
   Denominator for dilutive earnings per
     share                                        8,437,475    8,670,847
                                                  =========    =========


   3. INVENTORIES

   Inventories consist of the following:


                                                  December 31, September 30,
                                                      1997         1997
                                                       (In thousands)
   Finished products                                $ 6,798      $ 6,430
   Partially finished products                       43,437       36,661
   Raw materials                                     47,696       44,455
                                                   --------     --------
   Inventories at FIFO cost                          97,931       87,546
   Less:
     Progress payments on U.S.
       Government contracts                          (2,988)      (2,988)
     Excess of FIFO cost over
       LIFO cost                                     (8,199)      (8,061)
                                                   --------     --------
                                                    $86,744      $76,497
                                                   ========     ========


   Title to all inventories related to government contracts which provide for progress payments vests in the government to the extent of unliquidated progress payments.

   4. ACQUISITION AND PENDING ACQUISITION

   On December 8, 1997, the Company agreed to acquire McNeilus Companies, Inc. (McNeilus), a $300 million manufacturer and marketer of refuse truck bodies, rear-discharge concrete mixers, and ready-mix batch plants. The total purchase cost for all McNeilus stock and related non-compete and ancillary agreements is $250 million and will be financed through the issuance of $100 million senior subordinated notes and a $325 million senior debt facility inclusive of a $100 million revolver and senior notes of $100.0 million, $62.5 million and $62.5 million with terms of six, seven and eight years, respectively.

   The transaction is expected to close in the first quarter of calendar 1998. Under certain conditions, if the acquisition is not consummated, the Company may be required to pay McNeilus a fee of $10 million, and conversely, McNeilus may be required to pay a $10 million fee to the Company.

   On December 19, 1997, the Company through its wholly-owned subsidiary, Pierce Manufacturing Inc. ("Pierce"), acquired certain inventory, machinery and equipment, and intangible assets of Nova Quintech, a division of Nova Bus Corporation (Nova Quintech) from available cash for $3.5 million. Nova Quintech was engaged in the manufacture and sale of aerial devices for fire trucks. Approximately $1.4 million of the purchase price has been allocated to intangible assets, principally aerial device designs and technology. The Nova Quintech products will be integrated into Pierce's product line and manufactured at Pierce.

   5. REVOLVING CREDIT FACILITY

   At December 31, 1997, $7.8 million of borrowings with interest at the prime rate and $8.2 million of letters of credit reduced available capacity under the Company's revolving credit facility to $34.0 million.

   6. STOCK BUY BACK

   In July 1995, the Company's board of directors authorized the repurchase of up to 1,000,000 shares of Company Common Stock. As of December 31, 1997, the Company has repurchased 461,535 shares under this program at a total cost of $6.6 million.

   7. COMMITMENTS AND CONTINGENCIES

   The Company is engaged in litigation against Super Steel Products Corp. ("SSPC"), the Company's former supplier of mixer systems for front discharge concrete mixer trucks under a long-term supply contract. SSPC sued the Company in state court claiming the Company breached the contract. The Company counterclaimed for repudiation of contract. On July 26, 1996, a jury returned a verdict for SSPC awarding damages totaling approximately $4.5 million. On October 10, 1996, the state court judge overturned the verdict against the Company, granted judgment for the Company on its counterclaim, and ordered a new trial for damages on the Company's counterclaim. Both SSPC and the Company have appealed the state court judge's decision. The Wisconsin Court of Appeals has agreed to hear the case and both the Company and SSPC have filed briefs in this matter.

   The Company currently is engaged in the arbitration of certain disputes between the Oshkosh Florida Division and O.V. Containers, Inc. ("OV"), which arose out of the performance of a contract to deliver 690 skeletal container chassis. The dispute involves a warranty claim originally filed in an arbitration forum by OV against the Company in 1992. The Company settled the arbitration, but subsequently obtained information that the failed chassis at the heart of the dispute were subject to misuse and abuse and that certain information requested at the time of the arbitration was improperly withheld. The Company filed a lawsuit in the U.S. District Court for the Middle District of Florida seeking damages of approximately $1.6 million. OV filed a demand for arbitration of the matters underlying the Company's lawsuit, and successfully stayed the Company's lawsuit pending the arbitration. OV has also asserted a counterclaim in the arbitration for alleged breach of warranty and are seeking damages of approximately $9.0 million. The arbitration is being conducted before a three-member panel under the commercial dispute rules of the American Arbitration Association, and is not expected to conclude before May 1998. The Company is vigorously contesting warranty and other claims made against it, and has asserted substantial claims against OV. The outcome of these matters cannot be predicted at the present time.

   As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third party disposal and recycling facilities which are licensed by appropriate governmental agencies. In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency ("EPA") or a state environmental agency for remediation. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, each potentially responsible party ("PRP") that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up the site. Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup cost.

   As to one such site, Pierce is one of 414 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently a remedial investigation/ feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at December 31, 1997. Actual liability could vary based on results of the study, the resources of other PRPs and the Company's final share of liability.

   The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The
   Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with recent testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the Company at December 31, 1997. However, this may change as investigations proceed by the Company, other unrelated property owners, and government entities.

   The Company is subject to other environmental matters and legal proceedings and claims which arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to such matters and claims, will not have a material adverse effect on the Company's financial condition or results of operations. Actual results could vary, among other things, due to the uncertainties involved in environmental investigation and remediation and litigation.

   The Company has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements totaling approximately $7 million at December 31, 1997. The Company is also contingently liable under bid, performance and specialty bonds and open standby letters of credit issued by the Company's bank in favor of third parties totaling approximately $108 million at December 31, 1997.

   Results of Operations

   First Quarter 1998 Compared to 1997

   Oshkosh Truck Corporation (the "Company") reported net income of $3.1 million, or $0.38 per share, on sales of $151.8 million for the first quarter of fiscal 1998, compared to net income of $1.6 million, or $0.19 per share, on sales of $150.3 million for the first quarter of fiscal 1997.

   Sales of commercial products decreased slightly in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 while sales of defense products increased slightly. Commercial sales in the first quarter of fiscal 1998 decreased $2.7 million or 3.3% from the first quarter of fiscal 1997 to $80.5 million. An increase in sales of fire trucks and other fire apparatus was more than offset by a decrease in sales of refuse vehicles and the elimination of sales of commercial van trailers as the Company substantially exited this line of business. Sales of defense products totaled $71.3 million in the first quarter of fiscal 1998, an increase of $4.2 million or 6.3% as compared to the first quarter of fiscal 1997. The increase in defense sales principally results from sales of Logistic Vehicle System (LVS) vehicles to the U. S. Government. Management does not expect the increase in defense products sales to continue through the remainder of fiscal 1998.

   Gross income in the first quarter of fiscal 1998 totaled $22.3 million or 14.7% of sales compared to $19.6 million or 13.0% in the first quarter of fiscal 1997. Fiscal 1997 first quarter margins were adversely affected by increased warranty and other costs related to refuse vehicle sales.

   Operating expenses totaled $14.9 million or 9.8% of sales in the first quarter of fiscal 1998 compared to $13.2 million or 8.7% of sales in the first quarter of fiscal 1997. The increase in operating expenses in the first quarter of fiscal 1998 relates principally to increased selling expenses of Pierce Manufacturing Inc. ("Pierce"), associated with its growth in fire apparatus sales.

   Interest expense decreased to $2.5 million in the first quarter of fiscal 1998 compared to $3.6 million in the first quarter of fiscal 1997 due to accelerated payments against the term loan used to finance the acquisition of Pierce.

   The effective income tax rate for combined federal and state income taxes for the first quarter of fiscal 1998 was 38.4% compared to 47.1% for the first quarter of fiscal 1997. Fiscal 1998 benefited from the reversal of $0.3 million of income tax provisions recognized in earlier periods.

   Acquisitions

   On December 8, 1997, the Company agreed to acquire McNeilus Companies, Inc. ("McNeilus"), a $300 million manufacturer and marketer of refuse truck bodies, rear-discharge concrete mixers, and ready-mix batch plants. The total purchase cost for all McNeilus stock and related non-compete and ancillary agreements is $250 million and will be financed through the issuance of $100 million senior subordinated notes and a $325 million senior debt facility inclusive of a $100 million revolver and senior notes of $100.0 million, $62.5 million and $62.5 million with terms of six, seven and eight years, respectively.

   The transaction is expected to close in the first quarter of calendar 1998. Under certain conditions, if the acquisition is not consummated, the Company may be required to pay McNeilus a fee of $10 million, and conversely, McNeilus may be required to pay a $10 million fee to the Company.

   On December 19, 1997, the Company through its wholly-owned subsidiary, Pierce, acquired certain inventory, machinery and equipment, and intangible assets of Nova Quintech, a manufacturer of aerial ladders, with available cash of $3.5 million.

   Financial Condition

   First Quarter 1998

   During the first quarter of fiscal 1998 cash decreased $23.0 million.
   Cash of $23.0 million and cash provided from operations of $16.8 million, was used primarily to fund $32.2 million of long-term debt repayments, the acquisition of Nova Quintech for $3.5 million, capital additions of $1.7 million, and dividends of $1.0 million.

   First Quarter 1997

   During the first quarter of fiscal 1997, cash increased $4.7 million. Cash provided from operations of $25.1 million exceeded cash requirements for the repayment of long-term debt of $17.9 million, capital additions of $1.3 million, and dividends of $1.1 million.

   Liquidity and Capital Resources

   The following contains forward looking statements, including statements that include the word "believes" or words of similar import with reference to the Company. These statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those described in any such statement.

   The Company's principal uses of cash is expected to be interest and principal payments on indebtedness, capital expenditures, dividends, and potentially, for acquisitions.

   At December 31, 1997, $7.8 million of borrowings and $8.2 million of letters of credit reduced available capacity under the revolving credit facility to $34.0 million.

   The Company believes its internally generated cash flow, supplemented by
   U. S. Government progress payments when applicable and borrowings available under the existing Bank Credit Agreement will be adequate to meet working capital and other operating and capital requirements of the Company during fiscal 1998.

   As previously indicated, the Company expects to complete the acquisition of McNeilus, to put in place a $325 million senior credit facility (comprised of $225 million in term loans and a $100 million senior revolving line of credit) and to complete a $100 million issuance of senior subordinated term notes to fund the McNeilus acquisition, to retire certain existing Company indebtedness and to provide for future working capital needs of the Company during the first quarter of calendar 1998.

   Backlog

   The Company's backlog at December 31, 1997 was $378 million, compared to $398 million at December 31, 1996. The backlog at December 31, 1997 includes $147 million with respect to U.S. Government contracts, $159 million related to Pierce, and the remainder relates to other commercial products. Virtually all the Company's revenues are derived from customer orders prior to commencing production.

   Year 2000

   Certain of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs may misinterpret a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure, miscalculations or other disruptions in the business.

   The Company maintains two primary computer systems at its Oshkosh operations and one at its Pierce operations. The Company is planning to install upgrades to its present computer systems at Oshkosh by December 31, 1998. At Pierce, the Company has commenced a project, with outside consultants, to install new hardware and software by February 1, 1999, to replace an obsolete hardware and software system. The total cost of these projects during fiscal 1998 and 1999 is estimated at approximately $6.6 million which includes $6.3 million for the purchase of new hardware and software that will be capitalized and $.3 million that will be expensed as incurred. The Company believes that following the conclusions of these projects, the year 2000 issue will not pose significant disruptions to its business; however, if such projects are not completed on a timely basis, the year 2000 could have a material impact on the operations of the Company.

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                December 31, 1997


   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit 27 -   Financial Data Schedule

   (b)  Reports on Form 8-K

        The Company was not required to file a report on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OSHKOSH TRUCK CORPORATION

   February 6, 1998                  /S/  R. G. Bohn
                                     R. G. Bohn
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


   February 6, 1998                  /S/ C. L. Szews
                                     C. L. Szews
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                      Officer)

                                  EXHIBIT INDEX


   Exhibit No.    Description

      27          Financial Data Schedule