Form 10-K405/A
period 1997-09-30
OSHKOSH TRUCK CORP
filed 1998-02-11
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A

                               AMENDMENT NO. 1 TO

   (Mark One)
   (X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997, or

   ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from

        ________________________________ to ________________________________

   Commission file number:  0-13886

                                 Oshkosh Truck Corporation
                   (Exact name of registrant as specified in its charter)

                Wisconsin                            39-0520270
   (State or other jurisdiction of         (I.R.S. Employer Identification)
   incorporation or organization)

           P. O. Box 2566, Oshkosh, WI                     54903-2566
   (Address of principal executive offices)               (zip code)

   Registrant's telephone number, including area code:   (414) 235-9151
   Securities registered pursuant to Section 12(b) of the Act:   None
   Securities registered pursuant to Section 12(g) of the Act:

                                Common Stock
                                 (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ _____ No

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___X___

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

        The undersigned registrant hereby amends and restates Items 7, 8 and 14 of its Annual Report on Form 10-K for the fiscal year ended September 30, 1997 to provide in their entirety as follows:

   Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information under the caption "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations"
   contained in   Exhibit 99 hereto is hereby incorporated by reference in
   answer to this item.

   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements set forth in Exhibit 99 hereto are hereby incorporated by reference in answer to this item. Data regarding quarterly results of operations included under the caption "Financial Statistics" in Exhibit 99 is hereby incorporated by reference.

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

             2.   Financial Statement Schedules:

        Schedule II -  Valuation & Qualifying Accounts (Previously filed and incorporated by reference to the Company's Form 10-K for the year ended September 30, 1997.)

        All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

             3.   Exhibits:

                   2.1 Stock Purchase Agreement by and among McNeilus Companies, Inc., the shareholders of McNeilus Companies, Inc., and Oshkosh Truck Corporation dated December 8, 1997. ########
                   3.1      Restated Articles of Incorporation ######
                   3.2      Bylaws of the company, as amended *****
                   4.1 Credit Agreement dated as of September 18, 1996 among Oshkosh Truck Corporation, and certain lenders with Firstar Bank Milwaukee, N.A., as Agent (incorporated by reference to Exhibit 4 to the company's Current Report on Form 8-K dated September 18, 1996 (Commission File No. 0-13886)).#######
                   4.2 First Amendment to Credit Agreement dated as of November 27, 1996 among Oshkosh Truck Corporation, and certain lenders with Firstar Bank Milwaukee, N.A., as Agent.####
                   4.3 Second Amendment to Credit Agreement dated as of April 25, 1997 among Oshkosh Truck Corporation, and certain lenders with Firstar Bank Milwaukee, N.A., as Agent. ########
                  10.1 Lease with Cadence Company (formerly Mosling Realty Company) and related documents *
                  10.2 1990 Incentive Stock Plan for Key Employees, as amended (through January 25, 1995) ### @
                  10.3 Form of Key Employee Employment and Severance Agreement with R. E. Goodson, Chairman & CEO ** @
                  10.4 Employment Agreement with R. E. Goodson, Chairman & CEO as of April 16, 1990 **** @
                  10.5 Restricted stock grant to R. E. Goodson, Chairman & CEO**** @
                  10.6 Incentive Stock Option Agreement to R. E. Goodson, Chairman & CEO **** @
                  10.7 Employment Agreement with R. E. Goodson, Chairman & CEO as of April 16, 1992 ## @
                  10.8 1994 Long-Term Incentive Compensation Plan dated March 29, 1994 ### @
                  10.9 Form of Key Employees Employment and Severance Agreement with Messrs. R.G. Bohn, T.M. Dempsey, P.C. Hollowell, C.L. Szews, and M.J. Zolnowski ### @
                  10.10 Employment Agreement with P.C. Hollowell, Executive Vice President ######## @
                  10.11 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement. ##### @
                  10.12 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement. ##### @
                  10.13 Lease extension with Cadence Company (as referenced under 10.1)
                  10.14 Form of 1994 Long-Term Incentive Compensation Plan Award Agreement @
                  10.15 Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling, and consented to by R. Eugene Goodson. ####
                  10.16 Agreement to Terminate Strategic Alliance dated as of April 10, 1997, between Freightliner and Oshkosh. ########
                  11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the company's Annual Report to Shareholders for the fiscal year ended September 30, 1997) ########
                  13. 1997 Annual Report to Shareholders, to the extent incorporated herein by reference ########
                  21.       Subsidiaries of Registrant ########
                  23.       Consent of Ernst & Young LLP
                  27.       Financial Data Schedule ########
                  99. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and Financial Statements and Supplementary Data.

   *Previously filed and incorporated by reference to the company's Form S-1 registration statement filed August 22, 1985, and amended September 27, 1985, and October 2, 1985 (Reg. No. 2-99817).
   **Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1987.
   ****Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1990.
   *****Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1991.
   ## Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1992.
   ### Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1994.
   #### Previously filed and incorporated by reference to the company's form 10-K for the year ended September 30, 1996.
   @Denotes a management contract or compensatory plan or arrangement.
   ##### Previously filed and incorporated by reference to the company's Form S-8 filing dated September 22, 1995. (Reg. No. 33-62687)
   ###### Previously filed and incorporated by reference to Exhibit A to the company's Proxy Statement for Annual Meeting of Shareholders held on February 3, 1997 filed on Schedule 14A.
   ####### Previously filed and incorporated by reference to the company's Form 10-Q for the quarter ended April 1, 1995.
   ######## Previously filed.

        (b) The company was not required to file a report on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 OSHKOSH TRUCK CORPORATION

   February 11, 1998                  By    /S/ Timothy M. Dempsey
                                           Timothy M. Dempsey
                                           Vice President, General Counsel
                                             and Secretary

                                INDEX TO EXHIBITS


              2.1 Stock Purchase Agreement by and among McNeilus Companies, Inc., the shareholders of McNeilus Companies, Inc., and Oshkosh Truck Corporation dated December 8, 1997. ########
              3.1      Restated Articles of Incorporation ######
              3.2      Bylaws of the company, as amended *****
              4.1 Credit Agreement dated as of September 18, 1996 among Oshkosh Truck Corporation, and certain lenders with Firstar Bank Milwaukee, N.A., as Agent (incorporated by reference to Exhibit 4 to the company's Current Report on Form 8-K dated September 18, 1996 (Commission File No. 0-13886)).#######
              4.2 First Amendment to Credit Agreement dated as of November 27, 1996 among Oshkosh Truck Corporation, and certain lenders with Firstar Bank Milwaukee, N.A., as Agent.####
              4.3      Second Amendment to Credit Agreement dated as of
                       April 25, 1997 among Oshkosh Truck Corporation, and certain lenders with Firstar Bank Milwaukee, N.A., as Agent. ########
             10.1 Lease with Cadence Company (formerly Mosling Realty Company) and related documents *
             10.2 1990 Incentive Stock Plan for Key Employees, as amended (through January 25, 1995) ### @
             10.3 Form of Key Employee Employment and Severance Agreement with R. E. Goodson, Chairman & CEO ** @
             10.4 Employment Agreement with R. E. Goodson, Chairman & CEO as of April 16, 1990 **** @
             10.5      Restricted stock grant to R. E. Goodson, Chairman &
                       CEO**** @
             10.6 Incentive Stock Option Agreement to R. E. Goodson, Chairman & CEO **** @
             10.7 Employment Agreement with R. E. Goodson, Chairman & CEO as of April 16, 1992 ## @
             10.8      1994 Long-Term Incentive Compensation Plan dated
                       March 29, 1994 ### @
             10.9 Form of Key Employees Employment and Severance Agreement with Messrs. R.G. Bohn, T.M. Dempsey, P.C. Hollowell, C.L. Szews, and M.J. Zolnowski ### @
             10.10 Employment Agreement with P.C. Hollowell, Executive Vice President ######## @
             10.11 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement.##### @
             10.12 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement. ##### @
             10.13     Lease extension with Cadence Company (as referenced
                       under 10.1)
             10.14 Form of 1994 Long-Term Incentive Compensation Plan Award Agreement @
             10.15 Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling, and consented to by R. Eugene Goodson. ####
             10.16 Agreement to Terminate Strategic Alliance dated as of April 10, 1997, between Freightliner and Oshkosh.
                       ########
             11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the company's Annual Report to Shareholders for the fiscal year ended September 30, 1997) ########
             13.       1997 Annual Report to Shareholders, to the extent
                       incorporated herein by reference ########
             21.       Subsidiaries of Registrant ########
             23.       Consent of Ernst & Young LLP
             27.       Financial Data Schedule ########
             99. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and Financial Statements and Supplementary Data.

   *Previously filed and incorporated by reference to the company's Form S-1 registration statement filed August 22, 1985, and amended September 27, 1985, and October 2, 1985 (Reg. No. 2-99817).
   **Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1987.
   ****Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1990.
   *****Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1991.
   ## Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1992.
   ### Previously filed and incorporated by reference to the company's Form 10-K for the year ended September 30, 1994.
   #### Previously filed and incorporated by reference to the company's form 10-K for the year ended September 30, 1996.
   @Denotes a management contract or compensatory plan or arrangement.
   ##### Previously filed and incorporated by reference to the company's Form S-8 filing dated September 22, 1995. (Reg. No. 33-62687)
   ###### Previously filed and incorporated by reference to Exhibit A to the company's Proxy Statement for Annual Meeting of Shareholders held on February 3, 1997 filed on Schedule 14A.
   ####### Previously filed and incorporated by reference to the company's Form 10-Q for the quarter ended April 1, 1995.
   ######## Previously filed.