Form 10-Q
period 1998-03-31
OSHKOSH TRUCK CORP
filed 1998-05-15
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

   (Mark One)
   (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1998

                                       or

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock Outstanding as of May 7, 1998:  405,878

   Common Stock Outstanding as of May 7, 1998: 8,012,923

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                      FOR THE QUARTER ENDED MARCH 31, 1998



                                                                         Page

   PART I.        Financial Information

        Item 1.   Financial Statements

                  Condensed Consolidated Statements of
                    Income . . . . . . . . . . . . . . . . . . . . . . . .  3

                  Condensed Consolidated Balance Sheets  . . . . . . . . .  4

                  Condensed Consolidated Statement of
                    Shareholders' Equity . . . . . . . . . . . . . . . . .  5

                  Condensed Consolidated Statements of
                    Cash Flows . . . . . . . . . . . . . . . . . . . . . .  6

                  Notes to Condensed Consolidated
                    Financial Statements . . . . . . . . . . . . . . . . .  7

        Item 2.   Management's Discussion and Analysis of
                    Consolidated Financial Condition and
                    Results of Operations  . . . . . . . . . . . . . . . . 22

   PART II.       Other Information  . . . . . . . . . . . . . . . . . . . 26

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

                         PART I. ITEM 1. FINANCIAL INFORMATION
                               OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)


                                    Three Months Ended            Six Months Ended
                                          March 31,                   March 31,
                                    1998           1997          1998         1997
                                      (In thousands, except per share amounts)

    Net sales                       $217,836       $170,465     $369,637     $320,785
    Cost of sales                    187,908        147,597      317,402      278,334
                                    --------       --------     --------     --------
    Gross income                      29,928         22,868       52,235       42,451

    Operating expenses:
      Selling, general and
       administrative                 14,800         12,616       26,476       22,641
      Engineering, research &
       development                     2,200          1,753        4,343        3,746
      Amortization of
       goodwill and other
       intangibles                     1,712          1,103        2,838        2,235
                                    --------       --------     --------     --------
    Total operating expenses          18,712         15,472       33,657       28,622
                                    --------       --------     --------     --------
    Income from operations            11,216          7,396       18,578       13,829

    Other income (expense):

      Interest expense                (4,687)        (3,165)      (7,191)      (6,723)
      Interest income                    369            148          534          354
      Miscellaneous, net                (235)           (60)        (163)         (69)
                                    --------       --------     --------     --------
                                      (4,553)        (3,077)      (6,820)      (6,438)
                                    --------       --------     --------     --------
    Income from operations
     before income taxes,
     equity in earnings of
     unconsolidated
     partnership and
     extraordinary item                6,663          4,319       11,758        7,391
    Provision for income
     taxes                             2,784          1,845        4,739        3,293
                                    --------       --------     --------     --------
                                       3,879          2,474        7,019        4,098
    Equity in earnings of
     unconsolidated
     partnership, net of
     income taxes of $113                177             --          177           --
                                    --------       --------     --------     --------
    Income before
     extraordinary item                4,056          2,474        7,196        4,098

    Extraordinary charge for
     early retirement of
     debt, net of income tax
     benefit of $469                    (735)            --         (735)          --
                                    --------       --------     --------      -------
    Net income                      $  3,321       $  2,474     $  6,461     $  4,098
                                    ========       ========     ========      =======

    Earnings per share:

      Before extraordinary
       item                         $   0.48       $   0.28     $   0.86     $   0.47
      Extraordinary item               (0.09)            --        (0.09)          --
                                    --------        -------      -------     --------
      Net income                    $   0.39       $   0.28     $   0.77     $   0.47
                                    ========       ========      =======     ========
    Earnings per share
     assuming dilution:

      Before extraordinary
       item                         $   0.48       $   0.28     $   0.85     $   0.47
      Extraordinary item               (0.09)            --        (0.09)          --
                                    --------        -------     --------      -------
      Net income                    $   0.39       $   0.28     $   0.76     $   0.47
                                    ========        =======     ========      =======
    Cash dividends:

      Class A Common Stock          $0.10875       $0.10875     $0.21750     $0.21750

      Common Stock                  $0.12500       $0.12500     $0.25000     $0.25000


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               OSHKOSH TRUCK CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)

                                                   March 31,   September 30,
                                                     1998         1997
           ASSETS                                     (In thousands)
      Current assets:
        Cash and cash equivalents                  $ 10,555     $ 23,219
        Receivables, net                             81,773       81,235
        Inventories                                 166,878       76,497
        Prepaid expenses                             15,728       12,884
                                                   --------     --------
          Total current assets                      274,934      193,835
      Other long-term assets                         16,728        7,727

      Investment in unconsolidated partnership       12,694           --

      Property, plant and equipment                 162,006      127,662
        Less accumulated depreciation               (75,700)     (72,174)
                                                   --------     --------
          Net property, plant and equipment          86,306       55,488

      Goodwill and other intangible assets, net     327,895      163,344
                                                   --------     --------
      Total assets                                 $718,557     $420,394
                                                   ========     ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
        Accounts payable                           $ 60,147     $ 48,220
        Floor plan notes payable                     24,960           --
        Customer advances                            48,847       30,124
        Payroll-related obligations                  20,236       15,157
        Other current liabilities                    42,212       35,221
        Current maturities of long-term debt         11,500       15,000
                                                   --------     --------
            Total current liabilities               207,902      143,722

      Long-term debt                                316,316      120,000

      Other long-term liabilities                    15,157       13,320

      Deferred income taxes                          53,081       22,452

      Shareholders' equity                          126,101      120,900
                                                   --------     --------
      Total liabilities and shareholders'
        equity                                     $718,557     $420,394
                                                   ========     ========


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)
                                      Common      Paid-in       Retained   Treasury
                                       Stock      Capital       Earnings    Stock        Total
                                                           (In thousands)

    Balance at September 30,
     1997                                $93      $13,951      $120,085    $(12,869)    $120,900
    Net income                            --           --         6,461          --        6,461

    Cash dividends:
      Class A Common Stock                --           --           (89)         --          (89)
      Common Stock                        --           --        (2,009)         --       (2,009)
    Purchase of Common Stock
      for treasury                        --           --            --      (1,423)      (1,423)
    Exercise of stock options             --          249            --       1,192        1,441
    Issuance of stock under
      incentive compensation
      plan                                --          398            --         422          820
                                        ----      -------      --------    --------     --------
    Balance at March 31, 1998            $93      $14,238      $124,448    $(12,678)    $126,101
                                        ====      =======      ========    ========      =======



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                     Six Months Ended
                                                         March 31,
                                                       1998      1997
                                                       (In thousands)

   Net cash provided from operating
    activities                                       $ 29,050  $14,826

   Investing activities:
     Acquisition of businesses, net of cash
       acquired                                      (217,954)      --
     Additions to property, plant and
       equipment                                       (4,355)  (2,907)
     Proceeds from sale of property, plant
       and equipment                                      119      314
     (Increase) decrease in other long-term
       assets                                           1,868     (135)
                                                     --------  -------
       Net cash used for investing activities        (220,322)  (2,728)

   Net cash used for discontinued operations             (811)    (695)

   Financing activities:
     Net borrowings (repayments) of long-term debt    189,963   (9,354)
     Debt issuance costs                               (8,479)     --
     Purchase of Common Stock and proceeds from
       exercise of stock options, net                      18       85
     Dividends paid                                    (2,083)  (2,148)
                                                     --------  -------
       Net cash provided from (used for) financing
         activities                                   179,419  (11,417)
                                                     --------  -------
   Decrease in cash and cash equivalents              (12,664)     (14)

   Cash and cash equivalents at beginning
     of period                                         23,219      127
                                                     --------  -------
   Cash and cash equivalents at end of period        $ 10,555  $   113
                                                     ========  =======
   Supplementary disclosures:
     Depreciation and amortization                   $  7,398  $ 7,045
     Cash paid for interest                             5,171    6,059
     Cash paid (received) for income taxes              6,601     (239)


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

   The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:


                             Three Months Ended        Six Months Ended
                                  March 31,                March 31,

                           1998        1997        1998         1997

    Denominator for basic
     earnings per share   8,413,774   8,645,193   8,376,914    8,645,149

    Effect of dilutive
     options, warrants
     and incentive
     compensation awards     83,051      32,015      90,705       28,952
                          ---------   ---------   ---------    ---------
    Denominator for
     dilutive earnings
     per share            8,496,825   8,677,208   8,467,619    8,674,101
                          =========   =========   =========    =========


   3. INVENTORIES

   Inventories consist of the following:

                                        March 31,  September 30,
                                          1998         1997
                                            (In thousands)
   Finished products                    $49,593      $ 6,430
   Partially finished products           61,910       36,661
   Raw materials, purchased chassis,
    and parts                            64,316       44,455
                                        -------      -------
   Inventories at FIFO cost             175,819       87,546

   Less:
     Progress payments on U.S.
       Government contracts                (441)      (2,988)
     Excess of FIFO cost over
       LIFO cost                         (8,500)      (8,061)
                                       --------      -------
                                       $166,878      $76,497
                                       ========      =======

   Title to all inventories related to government contracts which provide for progress payments vests in the government to the extent of unliquidated progress payments.

   4. ACQUISITIONS

   On February 26, 1998, the Company acquired for cash all of the issued and outstanding capital stock of McNeilus Companies, Inc. ("McNeilus") and entered into related non-compete and ancillary agreements for a net acquisition price of $214.4 million, including acquisition costs and net of cash acquired. McNeilus is a leading manufacturer and marketer of rear-discharge concrete mixers for the construction industry and refuse truck bodies for the waste services industry in the United States. Concurrent with the acquisition of McNeilus, the Company entered into a senior credit facility ("Senior Credit Facility") and consummated a $100.0 million offering of 8 3/4% Senior Subordinated Notes due March 1, 2008 ("Senior Subordinated Notes"). The Senior Credit Facility is comprised of a multi-tranche term loan facility aggregating $225.0 million and a $100.0 million revolving credit facility. Proceeds from the Senior Credit Facility and Senior Subordinated Notes were used to repay existing bank indebtedness of the Company and to acquire McNeilus.

   Also effective February 26, 1998, a subsidiary of McNeilus entered into a general partnership created for the purpose of offering lease financing to customers of the Company. The subsidiary of McNeilus contributed existing lease receivables and assigned related indebtedness (on a non-recourse basis) to the partnership.

   The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of McNeilus are included in the Company's consolidated statements of income since the date of acquisition. The purchase price, including acquisition costs, was allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. Approximately $61.0 million of the purchase price was allocated to the distribution network and other intangible assets, including non-competition agreements. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $104.7 million and has been accounted for as goodwill.

   Pro forma unaudited consolidated operating results of the Company, assuming McNeilus had been acquired, the lease financing partnership and the Senior Credit Facility established, the Senior Subordinated Notes issued and existing indebtedness repaid, all as of October 1, 1997 and 1996, are summarized below:

                                         Six Months Ended
                                             March 31,
                                         1998         1997
                                       (In thousands, except
                                        per share amounts)

    Net sales                        $507,831      $454,225
    Income before extraordinary
     item                              $8,636         4,140
    Net income                          7,901         4,140
    Earnings per share:
       Before extraordinary item        $1.03         $0.48
       Net income                        0.94          0.48
    Earnings per share assuming
      dilution:
       Before extraordinary item         1.02          0.48
       Net income                        0.93          0.48


   On December 19, 1997, the Company through its wholly-owned subsidiary, Pierce Manufacturing Inc. ("Pierce"), acquired certain inventory, machinery and equipment, and intangible assets of Nova Quintech, a division of Nova Bus Corporation ("Nova Quintech") from available cash for $3.5 million. Nova Quintech was engaged in the manufacture and sale of aerial devices for fire trucks. Approximately $1.7 million of the purchase price has been allocated to intangible assets, principally aerial device designs and technology. The Nova Quintech products have been integrated into Pierce's product line and are being manufactured at Pierce.

   5. LONG-TERM DEBT

   On February 26, 1998, the Company entered into the Senior Credit Facility and issued $100.0 million of 8 3/4% Senior Subordinated Notes due March 1, 2008 to finance the acquisition of McNeilus (see Note 4) and to refinance a previous credit facility. The Senior Credit Facility consists of a six year $100.0 million revolving credit facility ("Revolving Credit Facility") and three term loan facilities ("Term Loan A", "Term Loan B", and "Term Loan C"--collectively, the "Term Loan Facility"). Term Loan A is for $100.0 million and matures on March 31, 2004. Term Loans B and C each are for $62.5 million and mature on March 31, 2005 and March 31, 2006, respectively.

   Term Loan A requires principal payments of $5.0 million in fiscal 1998, $11.0 million in fiscal 1999, $13.5 million in fiscal 2000, $15.0 million in fiscal 2001, $19.5 million in fiscal 2002 and $24.0 million in fiscal 2003, with the remaining outstanding principal amount of $12.0 million due in fiscal 2004. Term Loan B and C each require principal payments of $.2 million per quarter through March 31, 2004 (for Term Loan B) and through March 31, 2005 (for Term Loan C). Any remaining outstanding principal balance on Term Loans B and C are due in quarterly installments through March 31, 2005 and March 31, 2006, respectively.

   Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are equal to the "Base Rate" (which is equal to the higher of a bank's reference rate and the federal funds rate plus 0.5%) or the "IBOR Rate" (which is a bank's inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.75%, 0.75%, 1.00% and 1.25% for Base Rate loans and a margin of 2.00%, 2.00%, 2.25%, and 2.50% for IBOR Rate loans under the Revolving Credit Facility, Term Loan A, Term Loan B, and Term Loan C, respectively. The margins are subject to adjustment based on whether certain financial criteria are met.

   At March 31, 1998, $7.9 million of letters of credit reduced available capacity under the Company's Revolving Credit Facility to $92.1 million.

   Substantially all the tangible and intangible assets and stock of the Company and its subsidiaries (except for certain McNeilus subsidiaries including Nation's Casualty Insurance, Inc., McNeilus Financial Services, Inc. and Oshkosh/McNeilus Financial Services, Inc.) are pledged as collateral under the Senior Credit Facility. The Senior Credit Facility includes customary affirmative and negative covenants and requires mandatory prepayments to the extent of "excess cash flows" a defined in the Senior Credit Facility.

   The Senior Subordinated Notes were issued pursuant to an Indenture dated February 26, 1998 (the "Indenture"), between the Company, the Subsidiary Guarantors (as defined below) and Firstar Trust Company, as trustee. The Indenture contains customary affirmative and negative covenants. In addition to the Company, certain of the Company's subsidiaries, including Pierce Manufacturing Inc., Summit Performance Systems, Inc., McNeilus Companies, Inc., McNeilus Truck & Manufacturing, Inc., Iowa Contract Fabricators, Inc., McIntire Fabricators, Inc., Kensett Fabricators, Inc. and McNeilus Financial, Inc. (collectively, the "Subsidiary Guarantors") fully, unconditionally, jointly and severally guarantee the Company's obligations under the Senior Subordinated Notes.

   6. COMMITMENTS AND CONTINGENCIES

   The Company is engaged in litigation against Super Steel Products Corp. ("SSPC"), the Company's former supplier of mixer systems for forward-discharge concrete mixer trucks under a long-term supply contract. SSPC sued the Company in state court claiming the Company breached the contract. The Company counterclaimed for repudiation of the contract. On July 26, 1996, a jury returned a verdict for SSPC awarding damages totaling $4.5 million. On October 10, 1996, the state court judge overturned the verdict against the Company, granted judgment for the Company on its counterclaim, and ordered a new trial for damages on the Company's counterclaim subject to certain time and calculation limitations. Both SSPC and the Company have appealed the state court judge's decision as to its aspects which are adverse to them. The
   Wisconsin Court of Appeals agreed to hear the case.   Both parties have
   filed briefs and made oral arguments.  A decision is pending.

   The Company currently is engaged in the arbitration of certain disputes between the Oshkosh Florida Division and O.V. Containers, Inc. ("OV"), which arose out of the performance of a contract to deliver 690 skeletal container chassis. The dispute involves a warranty claim originally filed in an arbitration forum by OV against the Company in 1992. The Company settled the arbitration, but subsequently obtained information that the failed chassis at the heart of the dispute were subject to misuse and abuse and that certain information requested at the time of the arbitration was improperly withheld. The Company filed a lawsuit in the U.S. District Court for the Middle District of Florida seeking damages of approximately $1.6 million. OV filed a demand for arbitration of the matters underlying the Company's lawsuit, and successfully stayed the Company's lawsuit pending the arbitration. OV asserted a claim in the arbitration for alleged breach of warranty and is seeking damages of as much as $12.0 million. The arbitration is being conducted before a three-member panel under the commercial dispute rules of the American Arbitration Association, and is not expected to conclude before September 1998. The Company is vigorously contesting warranty and other claims made against it, and has asserted counterclaims against OV in excess of $2.0 million. The outcome of these matters cannot be predicted at the present time.

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

   At the Seaboard Chemical site located in Jamestown, North Carolina, Pierce is one of 414 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently a remedial investigation/ feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at March 31, 1998. Actual liability could vary based on results of the study, the resources of other PRPs and the Company's final share of liability.

   The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The
   Company believes there may be multiple sources in the area. TCE was detected in the groundwater at the Company's North Plant facility with recent testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the Company at March 31, 1998. However, this may change as investigations proceed by the Company, other unrelated property owners, and government entities.

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

   The Company has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements totaling approximately $3 million at March 31, 1998. The Company is also contingently liable under bid, performance and specialty bonds totaling $93 million and open standby letters of credit issued by the Company's bank in favor of third parties totaling $7.9 million at March 31, 1998.

   7. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

   The following tables present condensed consolidating financial information for: (a) the Company; (b) on a combined basis, the guarantors of the Senior Subordinated Notes (which are all of the wholly-owned subsidiaries of the Company and which are referred to as the "Subsidiary Guarantors"; provided however, the Subsidiary Guarantors does not include McNeilus Financial Services, Inc., Oshkosh/McNeilus Financial Services, Inc., and Nation's Casualty Insurance, Inc., which are the only non-guarantor subsidiaries of the Company and which are collectively referred to as the "Non-Guarantor Subsidiaries"); and (c) on a combined basis, the Non-Guarantor Subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

   The Company is comprised of Wisconsin and Florida manufacturing operations and certain corporate management, information services and finance functions. Borrowings and related interest expense under the Senior Credit Facility and the Senior Subordinated Notes are charged to the Company. The Company has allocated a portion of this interest expense to Pierce Manufacturing, Inc. through a formal lending arrangement. There are presently no management fee arrangements between the Company and its subsidiaries.

   OSHKOSH TRUCK CORPORATION
   Condensed Consolidating Balance Sheets (Unaudited)
   March 31, 1998
                                             Subsidiary     Non-Guarantor
                                Company      Guarantors     Subsidiaries      Eliminations     Consolidated

    Cash and cash
     equivalents                 $    569       $    232          $ 9,754        $      --         $ 10,555
    Receivables                    51,908         30,071             (206)              --           81,773
    Inventory                      51,270        115,608               --               --          166,878

    Prepaid expenses
     and other current
     assets                        20,845         (7,295)           2,178               --           15,728
                                 --------       --------         --------         --------          -------
      Total current
       assets                     124,592        138,616           11,726               --          274,934
    Other non-current              14,110          2,618               --               --           16,728

    Property, plant and
      equipment                   100,441         61,565               --               --          162,006

    Less accumulated
      depreciation                (71,529)        (4,171)              --               --          (75,700)
                                 --------       --------         --------        ---------         --------
                                   28,912         57,394               --               --           86,306
    Investment in and
      advances to:
      Subsidiaries                356,523          3,169               --         (359,692)              --
      Partnership                      --             --           12,694               --           12,694
    Intangibles                        --        327,895               --               --          327,895
                                 --------       --------          -------        ---------         --------
      Total assets               $524,137       $529,692          $24,420        $(359,692)        $718,557
                                 ========       ========          =======        =========         ========

    Accounts payable             $ 31,587       $ 28,545          $    15        $      --         $ 60,147

    Floor plan notes payable           --         24,960               --               --           24,960
    Customer advances                 984         47,862                1               --           48,847

    Payroll-related
      obligations                   7,964         12,240               32               --           20,236

    Other current
      liabilities                  20,272         16,263            5,677               --           42,212

    Current maturities
      of long-term debt            11,250            250               --               --           11,500
                                 --------       --------         --------         --------         --------

      Total current
        liabilities                72,057        130,120            5,725               --          207,902

    Other liabilities              15,128             29               --               --           15,157
    Long-term debt                313,750          2,566               --               --          316,316

    Deferred income taxes          (2,899)        36,446           19,534               --           53,081

    Investment by, and
      advances from Parent             --        360,531             (839)        (359,692)              --

    Shareholders' equity          126,101             --               --               --          126,101
                                 --------       --------         --------        ---------         --------
    Total liabilities and
      shareholders' equity       $524,137       $529,692          $24,420        $(359,692)        $718,557
                                 ========       ========         ========        =========         ========


   OSHKOSH TRUCK CORPORATION
   Condensed Consolidating Balance Sheets (Unaudited)
   September 30, 1997
                                        Subsidiary   Non-Guarantor
                            Company     Guarantors   Subsidiaries    Eliminations    Consolidated

    Cash and cash
     equivalents            $ 23,210      $      9        $    --       $      --        $ 23,219
    Receivables               68,059        13,176             --              --          81,235
    Inventory                 44,605        31,892             --              --          76,497

    Prepaid expenses and
      other current
      assets                  10,051         2,833             --              --          12,884
                            --------      --------       --------        --------        --------
      Total current
        assets               145,925        47,910             --              --         193,835

    Other non-current          6,882           845             --              --           7,727

    Property, plant and
      equipment               99,685        27,977             --              --         127,662

    Less accumulated
      depreciation           (69,415)       (2,759)            --              --         (72,174)
                            --------      --------       --------       ---------        --------
                              30,270        25,218             --              --          55,488
    Investment in and
      advances to:
    Subsidiaries             138,645            --             --        (138,645)             --
    Partnership                   --            --             --              --              --
    Intangibles                   --       163,344             --              --         163,344
                            ---------     --------       --------       ---------        --------
      Total assets          $321,722      $237,317        $    --       $(138,645)       $420,394
                            ========      ========       ========       =========        ========

    Accounts payable        $ 28,358      $ 19,862        $    --       $      --        $ 48,220

    Floor plan notes
     payable                      --            --             --              --              --
    Customer advances            353        29,771             --              --          30,124
    Payroll-related
      obligations              7,745         7,412             --              --          15,157
    Other current
      liabilities             19,227        15,994             --              --          35,221
    Current maturities
      of long-term debt       15,000            --             --              --          15,000
                            --------      --------       --------        --------        --------
      Total current
        liabilities           70,683        73,039             --              --         143,722

    Other liabilities         13,266            54             --              --          13,320
    Long-term debt           120,000            --             --              --         120,000
    Deferred income taxes     (3,127)       25,579             --              --          22,452
    Investment by, and
      advances from
      Parent                      --       138,645             --        (138,645)             --
    Shareholders' equity     120,900            --             --              --         120,900
                            --------      --------      ---------       ---------       ---------
    Total liabilities and
      shareholders'
      equity                $321,722      $237,317        $    --       $(138,645)       $420,394
                            ========      ========      =========       =========       =========

   OSHKOSH TRUCK CORPORATION
   Condensed Consolidating Statement of Income
   For the Three Months Ended March 31, 1998
   (Unaudited)

                                           Subsidiary   Non-Guarantor
                                Company    Guarantors   Subsidiaries    Eliminations    Consolidated

    Sales                       $114,291     $103,545        $    --         $    --        $217,836
    Cost of sales                100,484       87,424             --              --         187,908
                                --------     --------        -------           -----         -------
    Gross income                  13,807       16,121             --              --          29,928

    Operating expenses:
      Selling, general and
        administrative             8,811        5,892             97              --          14,800
      Engineering, research
        & development              1,720          480             --              --           2,200
      Amortization of
        goodwill and other
        intangibles                   --        1,712             --              --           1,712
                                 -------     --------       --------        --------       ---------
    Total operating expenses      10,531        8,084             97              --          18,712
                                 -------      -------       --------        --------       ---------
    Income from operations         3,276        8,037            (97)             --          11,216

    Other income (expense):
      Interest expense            (2,734)      (1,773)          (180)             --          (4,687)
      Interest income                 58           91            220              --             369
      Miscellaneous, net            (155)        (224)           144              --            (235)
                                --------     --------       --------        --------       ---------
                                  (2,831)      (1,906)           184              --          (4,553)
                                --------     --------       --------        --------       ---------
    Income from operations
      before income taxes,
      equity in earnings of
      subsidiaries and
      unconsolidated
      partnership and
      extraordinary item             445        6,131             87              --           6,663

    Provision for income
      taxes                            9        2,741             34              --           2,784
                                --------    ---------      ---------        --------        --------
                                     436        3,390             53              --           3,879

    Equity in earnings of
      subsidiaries and
      unconsolidated
      partnership, net of
      income taxes                 3,620           --            177          (3,620)            177
                                --------     --------       --------        --------        --------

    Income before
      extraordinary item           4,056        3,390            230          (3,620)          4,056

    Extraordinary charge for
      early retirement of
      debt, net of income
      tax benefit                   (735)          --             --              --            (735)
                                --------     --------      ---------        --------        --------
    Net income                  $   3,321    $  3,390           $230         $(3,620)       $  3,321
                                ========     ========      =========        ========        ========

   OSHKOSH TRUCK CORPORATION
   Condensed Consolidating Statement of Income
   For the Six Months Ended March 31, 1998
   (Unaudited)

                                          Subsidiary   Non-Guarantor
                              Company     Guarantors    Subsidiaries    Eliminations    Consolidated

    Sales                     $205,226      $164,411         $    --         $    --        $369,637
    Cost of sales              179,173       138,229              --              --         317,402
                              --------      --------         -------         -------        --------
    Gross income                26,053        26,182              --              --          52,235

    Operating expenses:

      Selling, general and
        administrative          17,135         9,244              97              --          26,476
      Engineering, research
        & development            3,336         1,007              --              --           4,343

      Amortization of
        goodwill and other
        intangibles                 --         2,838              --              --           2,838
                              --------      --------        --------        --------       ---------
    Total operating
      expenses                  20,471        13,089              97              --          33,657
                              --------      --------       ---------       ---------       ---------
    Income from operations       5,582        13,093             (97)             --          18,578

    Other income (expense):
      Interest expense          (3,723)       (3,288)           (180)             --          (7,191)
      Interest income              154           160             220              --             534
      Miscellaneous, net          (133)         (174)            144              --            (163)
                              --------      --------       ---------        --------        --------
                                (3,702)       (3,302)            184              --          (6,820)
                              --------      --------       ---------        --------        --------
    Income from operations
      before income taxes,
      equity in earnings of
      subsidiaries and
      unconsolidated
      partnership and
      extraordinary item         1,880         9,791              87              --          11,758
    Provision for income
      taxes                        583         4,122              34              --           4,739
                              --------      --------        --------       ---------       ---------
                                 1,297         5,669              53              --           7,019
    Equity in earnings of
      subsidiaries and
      unconsolidated
      partnership, net of
      income taxes               5,899            --             177          (5,899)            177
                              --------      --------        --------       ---------       ---------
    Income before
      extraordinary item         7,196         5,669             230          (5,899)          7,196

    Extraordinary charge
      for early retirement
      of debt, net of
      income tax benefit          (735)           --              --              --            (735)
                              --------      --------        --------       ---------        --------
    Net income                $  6,461      $  5,669            $230         $(5,899)       $  6,461
                              ========      ========        ========       =========        ========

   OSHKOSH TRUCK CORPORATION
   Condensed Consolidating Statement of Income
   For the Three Months Ended March 31, 1997
   (Unaudited)

                                          Subsidiary   Non-Guarantor
                              Company     Guarantors    Subsidiaries    Eliminations   Consolidated

    Sales                     $113,176       $57,289         $    --      $      --       $170,465
    Cost of sales               99,734        47,863              --             --        147,597
                              --------      --------        --------       --------       --------
    Gross income                13,442         9,426              --             --         22,868

    Operating expenses:

      Selling, general and
        administrative           9,571         3,045              --             --         12,616
      Engineering,
        research &
        development              1,512           241              --             --          1,753
      Amortization of
        goodwill and other
        intangibles                 --         1,103              --             --          1,103
                              --------      --------        --------       --------        -------
    Total operating
      expenses                  11,083         4,389              --             --         15,472
                              --------      --------        --------       --------       --------
    Income from operations       2,359         5,037              --             --          7,396

    Other income
     (expense):
      Interest expense          (1,664)       (1,501)             --             --         (3,165)
      Interest income               35           113              --             --            148
      Miscellaneous, net           (70)           10              --             --            (60)
                              --------      --------        --------       --------       --------
                                (1,699)       (1,378)             --             --         (3,077)
                              --------      --------        --------       --------       --------
    Income from operations
      before income taxes
      and equity in
      earnings of
      subsidiaries                 660         3,659              --             --          4,319

    Provision for income
      taxes                        170         1,675              --             --          1,845
                             ---------     ---------        --------      ---------      ---------
                                   490         1,984              --             --          2,474
    Equity in earnings of
     subsidiaries, net of
     income taxes                1,984            --              --         (1,984)            --
                             ---------     ---------        --------      ---------      ---------
    Net income                 $ 2,474        $1,984        $     --        $(1,984)       $ 2,474
                             =========     =========        ========      =========      =========


   OSHKOSH TRUCK CORPORATION
   Condensed Consolidating Statement of Income
   For the Six Months Ended March 31, 1997
   (Unaudited)

                                           Subsidiary   Non-Guarantor
                              Company      Guarantors    Subsidiaries    Eliminations   Consolidated

    Sales                      $208,506      $112,279         $    --      $      --       $320,785
    Cost of sales               184,159        94,175              --             --        278,334
                               --------      --------         -------        -------       --------
    Gross income                 24,347        18,104              --             --         42,451

    Operating expenses:
      Selling, general and
        administrative           16,867         5,774              --             --         22,641
      Engineering,
        research &
        development               3,274           472              --             --          3,746
      Amortization of
        goodwill and other
        intangibles                  --         2,235              --             --          2,235
                              ---------     ---------        --------      ---------       --------
    Total operating
      expenses                   20,141         8,481              --             --         28,622
                              ---------     ---------        --------      ---------       --------
    Income from operations        4,206         9,623              --             --         13,829

    Other income
      (expense):
      Interest expense           (3,675)       (3,048)             --             --         (6,723)
      Interest income               161           193              --             --            354
      Miscellaneous, net            (77)            8              --             --            (69)
                              ---------     ---------        --------      ---------      ---------
                                 (3,591)       (2,847)             --             --         (6,438)
                              ---------     ---------        --------      ---------      ---------
    Income from operations
      before income taxes
      and equity in
      earnings of
      subsidiaries                  615         6,776              --             --          7,391

    Provision for income
      taxes                         151         3,142              --             --          3,293
                              ---------     ---------       ---------     ----------     ----------

                                    464         3,634              --             --          4,098
    Equity in earnings of
     subsidiaries, net of
     income taxes                 3,634            --              --         (3,634)            --
                              ---------     ---------        --------      ---------      ---------
    Net income                  $ 4,098        $ 3,634      $      --        $(3,634)       $ 4,098
                              =========     =========       =========     ==========     ==========

   OSHKOSH TRUCK CORPORATION
   Condensed Consolidating Statements of Cash Flows
   For the Six Months Ended March 31, 1998
   (Unaudited)

                                            Subsidiary    Non-Guarantor
                                Company     Guarantors     Subsidiaries    Eliminations   Consolidated

    Net cash provided from
      operating activities      $ 39,114        $(9,750)         $ (314)     $      --        $ 29,050
    Investing activities:
      Acquisition of
        businesses, net of
        cash acquired           (225,524)        (3,535)         11,105             --        (217,954)
      Additions to property,
        plant and equipment       (1,125)        (3,230)             --             --          (4,355)
      Investments in and
        advances to
        subsidiaries             (13,423)        14,262            (839)            --              --
      Proceeds from sale of
        property, plant and
        equipment                     96             23              --             --             119
      (Increase) decrease in
        other long-term
        assets                      (424)         2,490            (198)            --           1,868
                                --------       --------        --------      ---------        --------
        Net cash provided
         (used) for
         investing
         activities             (240,400)       (10,010)         10,068             --        (220,322)
    Net cash used for
      discontinued
      operations                    (811)            --              --             --            (811)

    Financing activities:
      Net borrowings
        (repayments) of
        long-term debt           190,000            (37)             --             --         189,963
      Debt issuance costs         (8,479)            --              --             --          (8,479)
      Purchase of Common
        Stock and proceeds
        from exercise of
        stock options, net            18             --              --             --              18
      Dividends paid              (2,083)            --              --             --          (2,083)
                               ---------      ---------        --------       --------       ---------
        Net cash provided
          from (used for)
          financing
          activities             179,456            (37)             --             --         179,419
                                --------      ---------        --------      ---------       ---------
    Increase (decrease) in
      cash and cash
      equivalents                (22,641)           223           9,754             --         (12,664)

    Cash and cash
      equivalents
      at beginning of period      23,210              9              --             --          23,219
                                --------       --------        --------      ---------       ---------
    Cash and cash
      equivalents
      at end of period          $    569        $   232         $ 9,754      $      --        $ 10,555
                                ========       ========        ========      =========        ========


   OSHKOSH TRUCK CORPORATION
   Condensed Consolidating Statement of Cash Flows
   For the Six Months Ended March 31, 1997
   (Unaudited)

                                               Subsidiary    Non-Guarantor
                                 Company       Guarantors     Subsidiaries    Eliminations    Consolidated

    Net cash provided from
      operating activities         $(1,344)        $16,170         $    --       $      --        $14,826
    Investing activities:
      Investment in and
        advances to
        subsidiaries                14,696         (14,696)             --              --             --
      Additions to property,
        plant and equipment         (1,331)         (1,576)             --              --         (2,907)
      Proceeds from sale of
        property, plant and
        equipment                      314              --              --              --            314
      (Increase) decrease in
        other long-term
        assets                        (227)             92              --              --           (135)
                                  --------        --------       ---------       ---------       --------
        Net cash provided
          (used) for
          investing
          activities                13,452         (16,180)             --              --         (2,728)
    Net cash used for
      discontinued operations         (695)             --              --              --           (695)

    Financing activities:
      Net (repayments) of
        long-term debt              (9,354)             --              --              --         (9,354)
      Purchase of Common
        Stock and proceeds
        from exercise of
        stock options, net              85              --              --              --             85
      Dividends paid                (2,148)             --              --              --         (2,148)
                                 ---------       ---------       ---------       ---------      ---------
        Net cash used for
          financing
          activities               (11,417)             --              --              --        (11,417)
                                 ---------       ---------       ---------       ---------      ---------
    Decrease in cash and cash
      equivalents                       (4)            (10)             --              --            (14)

    Cash and cash equivalents
      at beginning of period           108              19              --              --            127
                                 ---------       ---------       ---------       ---------       --------
    Cash and cash equivalents
      at end of period             $   104          $    9         $    --       $      --        $   113
                                 =========       =========       =========       =========       ========


   Item 2. Oshkosh Truck Corporation
   Management's Discussion and Analysis of
   Consolidated Financial Condition and Results of Operations


   Results of Operations

   Second Quarter 1998 Compared to 1997

   Oshkosh Truck Corporation (the "Company") reported net income of $3.3 million, or $0.39 per share, on sales of $217.8 million for the second quarter of fiscal 1998, compared to net income of $2.5 million, or $0.28 per share, on sales of $170.5 million for the second quarter of fiscal 1997. Excluding an extraordinary charge associated with the refinancing of debt to acquire McNeilus Companies, Inc. ("McNeilus"), net income for the second quarter would have been $4.1 million, or $0.48 per share.

   Sales of commercial products increased in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 while sales of defense products decreased slightly. Commercial sales in the second quarter of fiscal 1998 increased $49.1 million or 45.9% from the second quarter of fiscal 1997 to $156.1 million. An increase of $44.7 million in sales of construction and refuse vehicles and a $7.9 million increase in sales of fire apparatus was partially offset by a decrease of $4.3 million in sales of aircraft, rescue and fire fighting ("ARFF") vehicles. The acquisition of McNeilus on February 26, 1998 accounted for $37.9 million of the increase in sales of construction and refuse vehicles. Sales of defense products totaled $61.7 million in the second quarter of fiscal 1998, a decrease of $1.8 million or 2.8% as compared to the second quarter of fiscal 1997.

   Gross income in the second quarter of fiscal 1998 totaled $29.9 million or 13.7% of sales compared to $22.9 million or 13.4% of sales in the second quarter of fiscal 1997. McNeilus contributed gross income of $6.0 million in the second quarter of fiscal 1998.

   Operating expenses totaled $18.7 million or 8.6% of sales in the second quarter of fiscal 1998 compared to $15.5 million or 9.1% of sales in the second quarter of fiscal 1997. Substantially all the increase in operating expenses in the second quarter of fiscal 1998 related to the operations of McNeilus.

   Interest expense increased to $4.7 million in the second quarter of fiscal 1998 compared to $3.2 million in the second quarter of fiscal 1997. The increase in interest expense reflects additional borrowings to finance the acquisition of McNeilus on February 26, 1998.

   The effective income tax rate for combined federal and state income taxes for the second quarter of fiscal 1998 was 41.8% compared to 42.7% for the second quarter of fiscal 1997. Fiscal 1998 benefitted from the reversal of $0.2 million of income tax provisions recognized in earlier periods.


   First Six Months 1998 Compared to 1997

   The Company reported net income of $6.5 million, or $0.77 per share, on sales of $369.6 million for the first six months of fiscal 1998, compared to net income of $4.1 million, or $0.47 per share, on sales of $320.8 million for the first six months of fiscal 1997. Excluding an extraordinary charge associated with the refinancing of debt to acquire McNeilus, net income for the first six months of fiscal 1998 would have been $7.2 million, or $0.86 per share.

   Sales of both commercial and defense products increased in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. Commercial sales in the first six months of fiscal 1998 increased $46.4 million or 24.4% from the first six months of fiscal 1997 to $236.6 million. An increase of $39.1 million in sales of construction and refuse vehicles and a $13.7 million increase in sales of fire apparatus was partially offset by a decrease of $4.0 million in sales of ARFF vehicles and the elimination of $2.7 million of sales of commercial van trailers as the Company exited this line of business. The acquisition of McNeilus accounted for $37.9 million of the increase in sales of construction and refuse vehicles. Sales of defense products totaled $133.0 million in the first six months of fiscal 1998, an increase of $2.4 million or 1.8% as compared to the first six months of fiscal 1997.

   Gross income in the first six months of fiscal 1998 totaled $52.2 million or 14.1% of sales compared to $42.5 million or 13.2% of sales in the first six months of fiscal 1997. Since its acquisition on February 26, 1998, McNeilus contributed gross income of $6.0 million. Margins for the first six months of fiscal 1997 were adversely affected by increased warranty costs and other costs related to the discontinuation of Oshkosh's refuse chassis sales.

   Operating expenses totaled $33.7 million or 9.1% of sales in the first six months of fiscal 1998 compared to $28.6 million or 8.9% of sales in the first six months of fiscal 1997. Operating expenses increased $2.9 million due to the inclusion of McNeilus since the date of acquisition.

   Interest expense increased to $7.2 million in the first six months of fiscal 1998 compared to $6.7 million in the first six months of fiscal 1997. The increase in interest expense reflects additional borrowings to finance the acquisition of McNeilus on February 26, 1998.

   The effective income tax rate for combined federal and state income taxes for the first six months of fiscal 1998 was 40.3% compared to 44.6% for the first six months of fiscal 1997. Fiscal 1998 benefitted from the reversal of $0.5 million of income tax provisions recognized in earlier periods.


   Financial Condition

   First Six Months of 1998

   During the first six months of fiscal 1998, cash decreased by $12.7 million. Cash available at the beginning of the period of $23.2 million and cash provided from operations during the period of $29.0 million, or a total of $52.2 million was used primarily to fund $42.3 million of debt repayments, the acquisition of Nova Quintech for $3.5 million, capital additions of $4.4 million and to pay dividends of $2.1 million. The Company borrowed approximately $342.5 million in February 1998 ($225.0 million under a multi-tranche senior term loan facility, $100.0 million of senior subordinated notes and $17.5 million under a new $100.0 million revolving credit facility). Borrowings of $224.0 million were utilized to close the McNeilus acquisition ($249.5 million purchase price less cash acquired of $35.1 million, or $214.4 million, plus restricted cash of $9.6 million), refinance $110.0 million of outstanding indebtedness under the Company's previous credit facility and to pay $8.5 million in debt issuance costs. In March 1998, the Company realized approximately $5.5 million from the disposition of certain McNeilus assets.

   First Six Months of 1997

   During the first six months of fiscal 1997, cash remained virtually unchanged. Cash provided from operations of $14.8 million was used to fund the repayment of long-term debt of $9.4 million, capital additions of $2.9 million, and dividends of $2.1 million.

   Liquidity and Capital Resources

   The Company's primary cash requirements are expected to include working capital, interest and principal payments on indebtedness, capital expenditures, dividends and potentially, future acquisitions. The primary sources of cash are expected to be cash flow from operations and borrowings under the Company's Senior Credit Facility. Based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for the foreseeable future.
   Backlog

   The Company's backlog as of March 31, 1998 was $477 million, compared to $390 million at March 31, 1997. The backlog at March 31, 1998 includes $193 million with respect to U.S. Government contracts, $173 million related to Pierce, $54 million with respect to McNeilus and the remainder relates to other commercial products. Most of the Company's revenues are derived from customer orders prior to commencing production.

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

   McNeilus has entered into an agreement with an outside consultant to upgrade its present computer systems by August 1998. The total cost of this upgrade, which is intended to, among other things, prevent any disruptions related to year 2000 issues, is estimated at approximately $400,000 and will be expensed. The Company believes that following the conclusion of this upgrade, the year 2000 issue will not pose significant disruptions to McNeilus' business; however, if such upgrades are not completed on a timely basis, the year 2000 could have a material impact on the operations of McNeilus.

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                 March 31, 1998

   ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

   At the annual meeting of shareholders held on February 2, 1998, all of the persons nominated as directors were elected. The following table sets forth certain information with respect to such election.

                                        Shares
                        Shares        Withholding         Other Shares
   Name of Nominee     Voted For       Authority            Not Voted


   Class A Nominees

   M.W. Grebe            387,651             23                18,754
   F.M. Franks           387,651             23                18,754
   S.P. Mosling          387,674              0                18,754
   J.P. Mosling, Jr.     387,674              0                18,754
   J.W. Andersen         384,674              0                18,754
   R.G. Bohn             384,674              0                18,754
   K.J. Hempel           387,651             23                18,754

   Common Stock Nominees

   D.T. Carroll        6,791,147         47,048             2,113,542
   R.G. Sim            6,790,389         47,806             2,113,542

   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

      Exhibit 27 -     Financial Data Schedule

   (b)  Reports on Form 8-K

      (i) On February 6, 1998 the Company filed a current report on Form 8-K dated February 6, 1998 providing certain information relating to the Company's pending acquisition of McNeilus Companies, Inc.

      (ii) On March 11, 1998 the Company filed a current report on Form 8-K dated February 26, 1998 relating to the Company's acquisition of McNeilus Companies, Inc.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OSHKOSH TRUCK CORPORATION




   May 15, 1998                      /S/  R. G. Bohn
                                 R. G. Bohn
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


   May 15, 1998                      /S/ C. L. Szews
                                 C. L. Szews
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)



   May 15, 1998                      /S/ T. J. Polnaszek
                                 T. J. Polnaszek
                                 Corporate Controller
                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.    Description

      27          Financial Data Schedule