Form 10-Q
period 1998-06-30
OSHKOSH TRUCK CORP
filed 1998-08-14
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

   (Mark One)
   (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1998

                                       or

   ( ) Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the Transition period from ______________ to _______________

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days.      Yes  X
   No ____

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock Outstanding as of July 31, 1998: 298,823

   Common Stock Outstanding as of July 31, 1998: 8,120,978

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                       FOR THE QUARTER ENDED JUNE 30, 1998



                                                                         Page

   PART I.        Financial Information

        Item 1.   Financial Statements

                  Condensed Consolidated Statements of Income  . . . . . .  3

                  Condensed Consolidated Balance Sheets  . . . . . . . . .  4

                  Condensed Consolidated Statement of Shareholders' Equity  5

                  Condensed Consolidated Statements of Cash Flows  . . . .  6

                  Notes to Condensed Consolidated
                    Financial Statements . . . . . . . . . . . . . . . . .  7

        Item 2.   Management's Discussion and Analysis of
                    Consolidated Financial Condition and
                    Results of Operations  . . . . . . . . . . . . . . . . 22

   PART II.       Other Information

        Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . 27

        Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . 27

        Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . 27

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

                      PART I. ITEM 1. FINANCIAL INFORMATION
                            OSHKOSH TRUCK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three Months Ended                  Nine Months Ended
                                                       June 30,                           June 30,
                                                 1998           1997               1998           1997
                                                 ----           ----               ----           ----
                                                          (In thousands, except per share amounts)

   Net sales                                   $ 290,104      $ 176,596          $ 659,741      $ 497,381
   Cost of sales                                 248,033        154,699            565,435        433,033
   Gross income                                   42,071         21,897             94,306         64,348
   Operating expenses:
     Selling, general and administrative          21,728         11,742             48,204         34,383
     Engineering, research & development           2,313          2,211              6,656          5,957
     Amortization of goodwill and other
       intangibles                                 2,721          1,117              5,559          3,352
   Total operating expenses                       26,762         15,070             60,419         43,692
   Income from operations                         15,309          6,827             33,887         20,656
   Other income (expense):
     Interest expense                             (7,082)        (2,848)           (14,273)        (9,571)
     Interest income                                  10            130                544            484
     Miscellaneous, net                             (181)           (24)              (344)           (93)

                                                  (7,253)        (2,742)           (14,073)        (9,180)
   Income from operations before income
      taxes, equity in earnings of
      unconsolidated partnership and
      extraordinary item                           8,056          4,085             19,814         11,476

   Provision for income taxes                      3,639          1,293              8,378          4,586

                                                   4,417          2,792             11,436          6,890
   Equity in earnings of unconsolidated
     partnership, net of income taxes                583              -                760              -
                                                --------       --------           --------       --------

   Income before extraordinary item                5,000          2,792             12,196          6,890

   Extraordinary charge for early
     retirement of debt, net of income
     tax benefit                                    (450)             -             (1,185)             -
                                                --------       --------           --------       --------

   Net income                                  $   4,550      $   2,792          $  11,011      $   6,890
   Earnings per share:
     Before extraordinary item                 $    0.59      $    0.33          $    1.45      $    0.80
     Extraordinary item                            (0.05)             -              (0.14)             -
     Net income                                $    0.54      $    0.33          $    1.31      $    0.80
   Earnings per share assuming dilution:
     Before extraordinary item                 $    0.58      $    0.33          $    1.44      $    0.80
     Extraordinary item                            (0.05)             -              (0.14)             -
     Net income                                $    0.53      $    0.33          $    1.30      $    0.80
   Cash dividends:
     Class A Common Stock                      $ 0.10875      $ 0.10875          $ 0.32625      $ 0.32625
     Common Stock                              $ 0.12500      $ 0.12500          $ 0.37500      $ 0.37500


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               OSHKOSH TRUCK CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)

                                                           June 30,         September 30,
                                                             1998               1997
                                                           --------         -------------

                                                                     (In thousands)
        ASSETS:
   Current assets:
     Cash and cash equivalents                            $  24,657           $  23,219
     Receivables, net                                        74,280              81,235
     Inventories                                            135,109              76,497
     Prepaid expenses and other                              17,550              12,884
                                                           --------            --------
          Total current assets                              251,596             193,835

   Other long-term assets                                    15,423               7,727

   Investment in unconsolidated partnership                  12,934                   -

   Property, plant and equipment                            164,068             127,662
     Less accumulated depreciation                          (78,006)            (72,174)
                                                           --------            --------
       Net property, plant and equipment                     86,062              55,488

   Goodwill and other intangible assets, net                325,626             163,344
                                                           --------            --------

   Total assets                                           $ 691,641           $ 420,394
                                                           ========            ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                     $  61,358           $  48,220
     Floor plan notes payable                                 9,073                   -
     Customer advances                                       46,517              30,124
     Payroll-related obligations                             21,411              15,157
     Other current liabilities                               50,093              35,221
     Current maturities of long-term debt                     4,516              15,000
                                                           --------            --------
        Total current liabilities                           192,968             143,722

   Long-term debt                                           294,406             120,000

   Other long-term liabilities                               16,818              13,320

   Deferred income taxes                                     57,833              22,452

   Shareholders' equity                                     129,616             120,900
                                                           --------            --------
   Total liabilities and shareholders'
        equity                                            $ 691,641           $ 420,394
                                                           ========            ========

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                               OSHKOSH TRUCK CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            NINE MONTHS ENDED JUNE 30, 1998
                                      (Unaudited)


                                             Common     Paid-in     Retained     Treasury
                                             Stock      Capital     Earnings      Stock         Total
                                             ------     -------     --------      -----         -----
                                                                (In thousands)

    Balance at September 30, 1997             $93       $13,591     $120,085     $(12,869)      $120,900

    Net income                                 --            --       11,011           --         11,011

    Cash dividends:

      Class A Common Stock                     --            --         (121)          --           (121)

      Common Stock                             --            --       (3,025)          --         (3,025)

    Exercise of stock options                  --           254           --          (223)           31

    Issuance of stock under incentive
      compensation plan                        --           398           --           422           820
                                               ---       ------      -------      --------       -------

    Balance at June 30, 1998                  $93       $14,243     $127,950     $ (12,670)     $129,616
                                               ===       ======      =======      ========       =======


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     OSHKOSH TRUCK CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                      Nine Months Ended
                                                                            June 30,
                                                                    1998                 1997
                                                                    ----                 ----
                                                                         (In thousands)

   Net cash provided from operating activities                  $   78,982            $  31,813

   Investing activities:
     Acquisition of businesses, net of cash acquired              (217,954)                  --
     Additions to property, plant and equipment                     (6,270)              (4,613)
     Proceeds from sale of property, plant and equipment               320                  333
     Increase in other long-term assets                             (2,232)                (114)
                                                                 ---------             --------
       Net cash used for investing activities                     (226,136)              (4,394)

   Net cash used for discontinued operations                          (872)              (1,079)

   Financing activities:
     Net borrowings (repayments) of long-term debt                 161,069              (15,411)
     Debt issuance costs                                            (8,507)                  --
     Purchase of Common Stock and Common Stock
       warrants, and proceeds from
       exercise of stock options, net                                   31               (6,642)
     Dividends paid                                                 (3,129)              (3,178)
                                                                 ---------             --------
       Net cash provided from (used for) financing
         activities                                                149,464              (25,231)
                                                                 ---------             --------

   Increase in cash and cash equivalents                             1,438                1,109

   Cash and cash equivalents at beginning of period                 23,219                  127
                                                                 ---------             --------

   Cash and cash equivalents at end of period                   $   24,657            $   1,236
                                                                 =========             ========

   Supplementary disclosures:
     Depreciation and amortization                              $   12,995            $  10,538
     Cash paid for interest                                          7,633                9,815
     Cash paid for income taxes                                      7,162                2,986


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  OSHKOSH TRUCK CORPORATION
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)

      1.  BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS
      ------------------------------------------------------

      The condensed consolidated financial statements included herein have been prepared by Oshkosh Truck Corporation (the "Company") without audit. However, the foregoing financial statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the condensed consolidated financial statements. Certain reclassifica-tions have been made to the 1997 condensed consolidated financial statements to conform to the 1998 presentation.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 annual report to shareholders.

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

      Given the complexity of the new standard and that the impact of adoption hinges on market values at the date of adoption, it will be extremely difficult to estimate the impact of adoption unless adoption is imminent.

      2. EARNINGS PER SHARE
      ---------------------

      In February 1997, the Financial Accounting Standards Board issued State-ment of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements., and where appropriate, restated to conform to SFAS No. 128 requirements.

      The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

                                             Three Months Ended             Nine Months Ended
                                                  June 30,                      June 30,
                                            1998           1997           1998           1997
                                            ----           ----           ----           ----

    Denominator for basic earnings
      per share                           8,419,471      8,415,102      8,391,100      8,568,496

    Effect of dilutive options,
      warrants and incentive
      compensation awards                   113,201         41,257         96,972         33,241
                                          ---------      ---------      ---------      ---------

    Denominator for dilutive
      earnings per share                  8,532,672      8,456,359      8,488,072      8,601,737
                                          =========      =========      =========      =========


   3. INVENTORIES
   --------------

   Inventories consist of the following:

                                                June 30,        September 30,
                                                  1998               1997
                                                --------        -------------
                                                      (In thousands)

   Finished products                           $  27,244          $  6,430
   Partially finished products                    53,330            36,661
   Raw materials, purchased chassis,
     and parts                                    63,336            44,455
                                                --------           -------
   Inventories at FIFO cost                      143,910            87,546
   Less:
     Progress payments on U.S.
       Government contracts                           --            (2,988)
     Excess of FIFO cost over
       LIFO cost                                  (8,801)           (8,061)
                                                --------           -------
                                               $ 135,109          $ 76,497
                                                ========           =======


   Title to all inventories related to government contracts which provide for progress payments vests in the government to the extent of unliquidated progress payments.

   4. ACQUISITIONS
   ---------------

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

   Also effective February 26, 1998, a subsidiary of McNeilus entered into a general partnership (Oshkosh/McNeilus Financial Services Partnership, "the Partnership")created for the purpose of offering lease financing to customers of the Company. The subsidiary of McNeilus contributed existing lease receivables and assigned related indebtedness (on a non-recourse basis) to the Partnership. The Company accounts for its 50% investment in the Partnership under the equity method.

   The acquisition was accounted for using the purchase method of accounting, and accordingly, the operating results of McNeilus are included in the Company's consolidated statements of income since the date of acquisition. The purchase price, including acquisition costs, was allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. Approximately $61.0 million of the purchase price was allocated to the distribution network and other intangible assets, including non-competition agreements. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $104.7 million and has been accounted for as goodwill.

   Pro forma unaudited condensed consolidated operating results of the Company, assuming McNeilus had been acquired, the lease financing partnership and the Senior Credit Facility established, the Senior Subordinated Notes issued and existing indebtedness repaid, all as of October 1, 1997 and 1996, are summarized below:


                                               Nine Months Ended
                                                    June 30,
                                              1998             1997
                                              ----             ----
                                          (In thousands, except per
                                               share amounts)

    Net sales                              $ 797,935         $ 740,296

    Income before extraordinary               13,752            11,356
      item

    Net income                                12,567            11,356

    Earnings per share:

      Before extraordinary item                 1.64              1.33

      Net income                                1.50              1.33

    Earnings per share assuming
      dilution:

        Before extraordinary item               1.62              1.32

         Net income                             1.48              1.32

   On December 19, 1997, the Company through its wholly-owned subsidiary, Pierce Manufacturing Inc. ("Pierce"), acquired certain inventory, machinery and equipment, and intangible assets of Nova Quintech, a division of Nova Bus Corporation ("Nova Quintech"), from available cash for $3.5 million. Nova Quintech was engaged in the manufacture and sale of aerial devices for fire trucks. Approximately $1.7 million of the purchase price has been allocated to intangible assets, principally aerial device designs and technology. The Nova Quintech products have been integrated into Pierce's product line and are being manufactured at Pierce.

   5. LONG-TERM DEBT
   -----------------

   On February 26, 1998, the Company entered into the Senior Credit Facility and issued $100.0 million of 8 3/4% Senior Subordinated Notes due March 1, 2008 to finance the acquisition of McNeilus (see Note 4) and to refinance a previous credit facility. The Senior Credit Facility consists of a six year $100.0 million revolving credit facility ("Revolving Credit Facility") and three term loan facilities ("Term Loan A", "Term Loan B", and "Term Loan C"--collectively, the "Term Loan Facility"). Term Loan A was for $100.0 million and matures on March 31, 2004. Term Loans B and C each were for $62.5 million and mature on March 31, 2005 and March 31, 2006, respectively.

   Term Loan A requires principal payments of $5.0 million in fiscal 1998, $11.0 million in fiscal 1999, $13.5 million in fiscal 2000, $15.0 million in fiscal 2001, $19.5 million in fiscal 2002 and $24.0 million in fiscal 2003, with the remaining outstanding principal amount of $12.0 million due in fiscal 2004. Term Loan B and C each require principal payments of $.2 million per quarter through March 31, 2004 (for Term Loan B) and through March 31, 2005 (for Term Loan C). Any remaining outstanding principal balance on Term Loans B and C are due in quarterly installments through March 31, 2005 and March 31, 2006, respectively. From February 26, 1998 through July 31, 1998, the Company has paid from available cash $53.0 million on the Term Loan Facility. All prepayments are first applied to the next twelve months mandatory principal payments and then on a pro rata basis to the principal payments due over the remainder of the loans. All mandatory principal payments have been paid through June 1999. The outstanding balances as of July 31, 1998 on Term Loan A, Term Loan B, and Term Loan C are $87.0 million, $42.5 million, and $42.5 million, respectively, after the prepayments.

   Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are equal to the "Base Rate" (which is equal to the higher of a bank's reference rate and the federal funds rate plus 0.5%) or the "IBOR Rate" (which is a bank's inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.50%, 0.50%, 1.00% and 1.25% for Base Rate loans and a margin of 1.75%, 1.75%, 2.25%, and 2.50% for IBOR Rate loans under the Revolving Credit Facility, Term Loan A, Term Loan B, and Term Loan C, respectively. The margins are subject to adjustment based on whether certain financial criteria are met.
   At June 30, 1998, $10.6 million of letters of credit reduced available capacity under the Company's Revolving Credit Facility to $89.4 million.

   Substantially all the tangible and intangible assets of the Company and its subsidiaries (including stock of subsidiaries and except for certain McNeilus subsidiaries including Nation's Casualty Insurance, Inc., McNeilus Financial Services, Inc. and Oshkosh/McNeilus Financial Services, Inc.) are pledged as collateral under the Senior Credit Facility. The Senior Credit Facility includes customary affirmative and negative covenants and requires mandatory prepayments to the extent of "excess cash flows" as defined in the Senior Credit Facility.

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

   6. COMMITMENTS AND CONTINGENCIES
   --------------------------------

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

   The arbitration proceeding and separate civil litigation of certain disputes between the Oshkosh Florida Division and O.V. Containers, Inc. ("OV") has been settled. The disputes arose out of the performance of a contract to deliver 690 skeletal container chassis and additional issues of, among others, warranty performance and misuse and abuse of the chassis. As part of the settlement OV has agreed to accept the chassis "as is" and the Company has agreed to pay OV $1.1 million.

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

   At the Seaboard Chemical site located in Jamestown, North Carolina, Pierce is one of 414 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently a remedial investigation/ feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at June 30, 1998. Actual liability could vary based on results of the study, the resources of other PRPs and the Company's final share of liability.

   The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected in the groundwater at the Company's North Plant facility with recent testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investiga-tion of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and believes that it is adequately covered through reserves established by the Company at June 30, 1998. However, this may change as investigations proceed by the Company, other unrelated property owners, and government entities.

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

   The Company is contingently liable under bid, performance and specialty bonds totaling $86 million and open standby letters of credit issued by the Company's bank in favor of third parties totaling $10.6 million at June 30, 1998.

   7. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
   ------------------------------------------------

   The following tables present condensed consolidating financial information for: (a) the Company; (b) on a combined basis, the guarantors of the Senior Subordinated Notes (which are all of the wholly-owned subsidiaries of the Company and which are referred to as the "Subsidiary Guarantors"; however, the Subsidiary Guarantors do not include McNeilus Financial Services, Inc., Oshkosh/McNeilus Financial Services, Inc., and Nation's Casualty Insurance, Inc., which are the only non-guarantor subsidiaries of the Company and which are collectively referred to as the "Non-Guarantor Subsidiaries"); and (c) on a combined basis, the Non-Guarantor Subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

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

                                    OSHKOSH TRUCK CORPORATION
                             Condensed Consolidating Balance Sheets
                                          June 30, 1998
                                           (Unaudited)

                                                                      Non-
                                                  Subsidiary        Guarantor
                                  Company         Guarantors       Subsidiaries    Eliminations    Consolidated
                                  -------         ----------       ------------    ------------
    Current assets:
      Cash and cash              $  16,610        $      853        $  7,194        $      --        $  24,657
        equivalents
      Receivables, net              49,451            24,717             112               --           74,280
      Inventories                   44,433            90,676              --               --          135,109
      Prepaid expenses and
        other                        8,286             7,416           1,848               --           17,550
                                  --------         ---------       ---------         --------       ----------

    Total current assets           118,780           123,662           9,154               --          251,596
    Other long-term assets          11,807             3,074             542               --           15,423

    Investment in and
      advances to:
        Subsidiaries               333,650            10,158              --         (343,808)              --
        Unconsolidated
          partnership                   --                --          12,934               --           12,934

    Property, plant and
      equipment                    100,368            63,700              --               --          164,068

    Less accumulated
      depreciation                 (72,564)           (5,442)             --               --          (78,006)
                                  --------         ---------       ---------         --------       ----------

    Net property, plant and
      equipment                     27,804            58,258              --               --           86,062

    Goodwill and other
      intangible assets, net            --           325,626              --               --          325,626
                                  --------         ---------       ---------         --------       ----------

    Total assets                 $ 492,041        $  520,778      $   22,630        $(343,808)       $ 691,641
                                  ========         =========       =========         ========         ========
    Current liabilities:
      Accounts payable           $  31,052        $   29,696        $    610        $       --       $  61,358

      Floor plan notes                  --             9,073              --                --           9,073
        payable

      Customer advances              1,541            44,955              21                --          46,517

      Payroll-related                9,764            11,612              35                --          21,411
        obligations

      Other current                 10,760            33,904           5,429                --          50,093
        liabilities

      Current maturities
        of long-term debt            4,266               250              --                --           4,516
                                  --------         ---------       ---------         --------       ----------

    Total current liabilities       57,383           129,490           6,095                --         192,968

    Long-term debt                 291,734             2,672              --                --         294,406

    Other long-term                 15,632             1,186              --                --          16,818
      liabilities

    Deferred income taxes           (2,324)           40,623          19,534                --          57,833

    Investment by and                   --           346,807          (2,999)         (343,808)             --
      advances from (to)
      Parent

    Shareholders' equity           129,616               --               --               --          129,616
                                  --------         ---------       ---------         --------       ----------

    Total liabilities            $ 492,041        $ 520,778       $   22,630      $  (343,808)     $   691,641
    and shareholders'             ========         ========        =========       ==========       ==========
    equity


                                    OSHKOSH TRUCK CORPORATION
                             Condensed Consolidating Balance Sheets
                                       September 30, 1997
                                           (Unaudited)

                                                                      Non-
                                                  Subsidiary        Guarantor
                                  Company         Guarantors       Subsidiaries    Eliminations    Consolidated
                                  -------         ----------       ------------    ------------    ------------
    Current assets:
      Cash and cash              $  23,210        $        9        $     --        $      --        $  23,219
        equivalents
      Receivables, net              68,059            13,176              --               --           81,235
      Inventories                   44,605            31,892              --               --           76,497

      Prepaid expenses and
        other                       10,051             2,833              --               --           12,884
                                  --------         ---------       ---------         --------       ----------

    Total current assets           145,925            47,910              --               --          193,835
    Other long-term assets           6,882               845              --               --            7,727

    Investment in and
      advances to:
        Subsidiaries               138,645                --              --         (138,645)              --
        Unconsolidated                  --                --              --               --               --
          partnership

    Property, plant and
      equipment                     99,685            27,977              --               --          127,662

    Less accumulated
      depreciation                 (69,415)           (2,759)             --               --          (72,174)
                                  --------         ---------       ---------         --------       ----------

    Net property, plant and
      equipment                     30,270            25,218              --               --           55,488

    Goodwill and other
      intangible assets, net            --           163,344              --               --          163,344
                                  --------         ---------       ---------         --------       ----------

    Total assets                 $ 321,722        $  237,317      $       --        $(138,645)       $ 420,394
                                  ========         =========       =========         ========         ========
    Current liabilities:
      Accounts payable           $  28,358        $   19,862      $       --        $      --        $  48,220

      Floor plan notes                  --                --              --                --              --
        payable

      Customer advances                353            29,771              --                --          30,124

      Payroll-related                7,745             7,412              --                --          15,157
        obligations

      Other current                 19,227            15,994              --                --          35,221
        liabilities

      Current maturities
        of long-term debt           15,000                --              --                --          15,000
                                  --------         ---------       ---------          --------       ----------

    Total current liabilities       70,683            73,039              --                --         143,722

    Long-term debt                 120,000                --              --                --         120,000

    Other long-term                 13,266                54              --                --          13,320
      liabilities

    Deferred income taxes           (3,127)           25,579              --                --          22,452

    Investment by and                   --           138,645              --          (138,645)            --
      advances from (to)
      Parent

    Shareholders' equity           120,900               --               --               --          120,900
                                  --------         ---------       ---------         --------       ----------

    Total liabilities            $ 321,722        $ 237,317       $       --      $  (138,645)     $   420,394
    and shareholders'             ========         ========        =========       ==========       ==========
    equity

                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                    For the Three Months Ended June 30, 1998
                                   (Unaudited)


                                                                      Non-
                                                  Subsidiary        Guarantor
                                  Company         Guarantors       Subsidiaries    Eliminations    Consolidated
                                  -------         ----------       ------------    ------------    ------------

    Net sales                    $ 100,311        $ 189,793       $       --        $      --      $    290,104
    Cost of sales                   90,380          157,653               --               --           248,033
                                  --------         --------        ---------         --------       -----------
    Gross income                     9,931           32,140               --               --            42,071

    Operating expenses:

     Selling, general and
       administrative               10,131           11,442              155               --            21,728

     Engineering, research &
       development                   1,635              678               --               --             2,313

     Amortization of goodwill
       and other intangibles            --            2,721               --               --             2,721
                                  --------         --------        ---------         --------       -----------
    Total operating expenses        11,766           14,841              155               --            26,762
                                  --------         --------        ---------         --------       -----------
    Income from operations          (1,835)          17,299             (155)              --            15,309
    Other income (expense):
      Interest expense              (5,394)          (1,868)             180               --            (7,082)
      Interest income                  120              110             (220)              --                10
      Miscellaneous, net              (159)            (242)             220               --              (181)
                                  --------         --------        ---------         --------       -----------
                                    (5,433)          (2,000)            (180)              --            (7,253)
   Income from operations
     before income taxes,
     equity in earnings of          (7,268)          15,299               25               --             8,056
     subsidiaries and
     unconsolidated partner-
     ship and extraordinary
     item

   Provision for income taxes       (2,826)           6,462                3               --             3,639
                                  --------         --------        ---------         --------       -----------

                                    (4,442)           8,837               22               --             4,417
   Equity in earnings of
     subsidiaries and
     unconsolidated                  9,442               --              583           (9,442)              583
     partnership, net of          --------         --------        ---------         --------       ----------
     income taxes

   Income before
     extraordinary item              5,000            8,837              605           (9,442)            5,000

   Extraordinary charge for
     early retirement of              (450)              --               --               --              (450)
     debt, net of income          --------         --------        ---------         --------       -----------
     tax benefit

   Net income                    $   4,550        $   8,837       $      605        $  (9,442)     $      4,550
                                  ========         ========        =========         ========       ===========

                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                    For the Nine Months Ended June 30, 1998
                                   (Unaudited)

                                                                      Non-
                                                  Subsidiary        Guarantor
                                  Company         Guarantors       Subsidiaries    Eliminations    Consolidated
                                  -------         ----------       ------------    ------------    ------------

    Net sales                    $ 305,537        $ 354,204       $       --        $      --      $    659,741
    Cost of sales                  269,553          295,882               --               --           565,435
                                  --------         --------        ---------         --------       -----------
    Gross income                    35,984           58,322               --               --            94,306

    Operating expenses:

     Selling, general and
       administrative               27,266           20,686              252               --            48,204

     Engineering, research &
       development                   4,971            1,685               --               --             6,656

     Amortization of goodwill
       and other intangibles            --            5,559               --               --             5,559
                                  --------         --------        ---------         --------       -----------
   Total operating expenses         32,237           27,930              252               --            60,419
                                  --------         --------        ---------         --------       -----------
    Income from operations           3,747           30,392             (252)              --            33,887
    Other income (expense):
      Interest expense              (9,117)          (5,156)              --               --           (14,273)
      Interest income                  274              270               --               --               544
      Miscellaneous, net              (292)            (416)             364               --              (344)
                                  --------         --------        ---------         --------       -----------
                                    (9,135)          (5,302)            (364)              --           (14,073)
                                  --------         --------        ---------         --------       -----------
   Income from operations
     before income taxes,
     equity in earnings of          (5,388)          25,090              112               --            19,814
     subsidiaries and
     unconsolidated partner-
     ship and extraordinary
     item

   Provision for income taxes       (2,243)          10,584               37               --             8,378
                                  --------         --------        ---------         --------       -----------

                                    (3,145)          14,506               75               --            11,436
   Equity in earnings of
     subsidiaries and
     unconsolidated                 15,341               --              760          (15,341)              760
     partnership, net of          --------         --------        ---------         --------       -----------
     income taxes

   Income before
     extraordinary item             12,196           14,506              835          (15,341)           12,196

   Extraordinary charge for
     early retirement of            (1,185)              --               --               --            (1,185)
     debt, net of income          --------         --------        ---------         --------       -----------
     tax benefit

   Net income                    $  11,011        $  14,506       $      835        $ (15,341)     $     11,011
                                  ========         ========        =========         ========       ===========

                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                    For the Three Months Ended June 30, 1997
                                   (Unaudited)


                                                                      Non-
                                                  Subsidiary        Guarantor
                                  Company         Guarantors       Subsidiaries    Eliminations    Consolidated
                                  -------         ----------       ------------    ------------    ------------

    Net sales                    $ 113,631        $  62,965       $       --        $      --      $    176,596
    Cost of sales                  102,534           52,165               --               --           154,699
                                  --------         --------        ---------         --------       -----------
    Gross income                    11,097           10,800               --               --            21,897

    Operating expenses:

     Selling, general and
       administrative                8,624            3,118               --               --            11,742

     Engineering, research &
       development                   1,954              257               --               --             2,211

     Amortization of goodwill
       and other intangibles            --            1,117               --               --             1,117
                                  --------         --------        ---------         --------       -----------
    Total operating expenses        10,578            4,492               --               --            15,070
                                  --------         --------        ---------         --------       -----------
    Income from operations             519            6,308               --               --             6,827
    Other income (expense):
      Interest expense              (1,300)          (1,548)              --               --            (2,848)
      Interest income                   74               56               --               --               130
      Miscellaneous, net               (24)              --               --               --               (24)
                                  --------         --------        ---------         --------       -----------
                                    (1,250)          (1,492)              --               --            (2,742)
   Income from operations
     before income taxes,
     equity in earnings of            (731)           4,816               --               --             4,085
     subsidiaries and
     unconsolidated partner-
     ship and extraordinary
     item

   Provision for income taxes         (834)           2,127               --              --             1,293
                                  --------         --------        ---------         --------       ----------

                                       103            2,689               --               --            2,792
   Equity in earnings of
     subsidiaries and
     unconsolidated                  2,689               --               --           (2,689)              --
     partnership, net of          --------         --------        ---------         --------       ----------
     income taxes

   Income before
     extraordinary item              2,792            2,689               --           (2,689)            2,792

   Extraordinary charge for
     early retirement of                --               --               --               --                --
     debt, net of income          --------         --------        ---------         --------       -----------
     tax benefit

   Net income                    $   2,792       $   2,689       $       --        $  (2,689)     $      2,792
                                  ========         ========        =========         ========       ===========

                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                    For the Nine Months Ended June 30, 1997
                                   (Unaudited)


                                                                      Non-
                                                  Subsidiary        Guarantor
                                  Company         Guarantors       Subsidiaries    Eliminations    Consolidated
                                  -------         ----------       ------------    ------------    ------------

    Net sales                    $ 322,137        $ 175,244       $       --        $      --      $    497,381
    Cost of sales                  286,693          146,340               --               --           433,033
                                  --------         --------        ---------         --------       -----------
    Gross income                    35,444           28,904               --               --            64,348

    Operating expenses:

     Selling, general and
       administrative               25,491            8,892               --               --            34,383

     Engineering, research &
       development                   5,228              729               --               --             5,957

     Amortization of goodwill
       and other intangibles            --            3,352               --               --             3,352
                                  --------         --------        ---------         --------       -----------
    Total operating expenses        30,719           12,973               --               --            43,692
                                  --------         --------        ---------         --------       -----------
    Income from operations           4,725           15,931               --               --            20,656
    Other income (expense):
      Interest expense              (4,975)          (4,596)              --               --            (9,571)
      Interest income                  235              249               --               --               484
      Miscellaneous, net              (101)               8               --               --               (93)
                                  --------         --------        ---------         --------       -----------
                                    (4,841)          (4,339)              --               --            (9,180)
                                  --------         --------        ---------         --------       -----------
   Income from operations
     before income taxes,
     equity in earnings of            (116)          11,592               --               --            11,476
     subsidiaries and
     unconsolidated partner-
     ship and extraordinary
     item

   Provision for income taxes         (683)           5,269               --              --              4,586
                                  --------         --------        ---------         --------        ----------

                                       567            6,323               --               --             6,890
   Equity in earnings of
     subsidiaries and
     unconsolidated                  6,323               --               --           (6,323)               --
     partnership, net of          --------         --------        ---------         --------       -----------
     income taxes

   Income before
     extraordinary item              6,890            6,323               --           (6,323)            6,890

   Extraordinary charge for
     early retirement of                --               --               --               --                --
     debt, net of income          --------         --------        ---------         --------       -----------
     tax benefit

   Net income                    $   6,890        $   6,323       $        0        $  (6,323)     $      6,890
                                  ========         ========        =========         ========       ===========

                            OSHKOSH TRUCK CORPORATION
                 Condensed Consolidating Statements of Cash Flows
                    For the Nine Months Ended June 30, 1998
                                   (Unaudited)


                                                                      Non-
                                                  Subsidiary        Guarantor
                                  Company         Guarantors       Subsidiaries    Eliminations    Consolidated
                                  -------         ----------       ------------    ------------    ------------
   Net cash provided from
     (used for) operating        $   22,466       $   59,764        $  (3,248)       $     --       $   78,982
     activities
   Investing activities:
     Acquisition of
       business, net of            (225,524)          (3,535)          11,105              --         (217,954)
       cash acquired
   Investments in and
     advances to                     48,966          (48,846)            (120)             --               --
     subsidiaries
   Additions to property,
     plant and equipment             (1,406)          (4,864)              --              --           (6,270)
   Proceeds from sale of
     property, plant and
     equipment                          297               23               --              --              320
   (Increase) decrease in
     other long-term
     assets                             110           (1,799)            (543)             --           (2,232)
                                  ---------        ---------         --------         -------        ---------
   Net cash provided from
     (used for) investing
     activities                    (177,557)         (59,021)          10,442              --         (226,136)
   Net cash used for
     discontinued operations           (872)              --               --              --             (872)
   Financing activities:
     Net borrowings of
       long-term debt               160,968              101               --              --          161,069

     Debt issuance costs             (8,507)              --               --              --           (8,507)

     Purchase of Common
       Stock and Common
       Stock warrants, and               31               --               --              --               31
       proceeds from
       exercise of stock
       options, net
     Dividends paid                  (3,129)              --               --              --           (3,129)
                                  ---------        ---------         --------         -------        ---------
   Net cash provided from
     financing activities           149,363              101               --              --          149,464
                                  ---------        ---------         --------         -------        ---------
   Increase (decrease) in
     cash and cash
     equivalents                     (6,600)             844            7,194              --            1,438

   Cash and cash equivalents
     at beginning of period          23,210                9               --              --           23,219
                                  ---------        ---------         --------         -------        ---------
   Cash and cash equivalents
     at end of period            $   16,610       $      853        $   7,194        $     --       $   24,657
                                  =========        =========         ========         =======        =========

                            OSHKOSH TRUCK CORPORATION
                 Condensed Consolidating Statements of Cash Flows
                    For the Nine Months Ended June 30, 1997
                                   (Unaudited)


                                                                      Non-
                                                  Subsidiary        Guarantor
                                  Company         Guarantors       Subsidiaries    Eliminations    Consolidated
                                  -------         ----------       ------------    ------------    ------------
   Net cash provided from
     operating activities        $   12,318       $   19,495        $      --        $     --       $   31,813
   Investing activities:
   Investments in and
     advances to                     16,864          (16,864)              --              --               --
     subsidiaries
   Additions to property,
     plant and equipment             (1,885)          (2,728)              --              --           (4,613)
   Proceeds from sale of
     property, plant and
     equipment                          333               --               --              --              333
   (Increase) decrease in
     other long-term
     assets                            (201)              87               --              --             (114)
                                  ---------        ---------         --------         -------        ---------
   Net cash provided from
     (used for) investing
     activities                      15,111          (19,505)              --              --           (4,394)
   Net cash used for
     discontinued operations         (1,079)              --               --              --           (1,079)
   Financing activities:
     Net repayments of
       long-term debt               (15,411)              --               --              --          (15,411)

     Purchase of Common
       Stock and Common
       Stock warrants, and           (6,642)              --               --              --           (6,642)
       proceeds from
       exercise of stock
       options, net
     Dividends paid                  (3,178)              --               --              --           (3,178)
                                  ---------        ---------         --------         -------        ---------
   Net cash used for
     financing activities           (25,231)              --               --              --          (25,231)
                                  ---------        ---------         --------         -------        ---------
   Increase (decrease) in
     cash and cash
     equivalents                      1,119              (10)              --              --            1,109

   Cash and cash equivalents
     at beginning of period             108               19               --              --              127
                                  ---------        ---------         --------         -------        ---------
   Cash and cash equivalents
     at end of period            $    1,227       $        9        $      --        $     --       $    1,236
                                  =========        =========         ========         =======        =========

   All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," will," "expect," "intend," "estimates," "anticipate," "believe," "should," "plans" or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.
   Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the consequences of financial leverage, the cyclical nature of the construction industry, the risks related to reductions or changes in government expenditures, the uncertainty inherent in governmental contracts, the challenges of integration of parts or components from sole source suppliers and subcontractors, product liability and warranty claims and labor relations and market conditions.

   Item 2. Oshkosh Truck Corporation
           Management's Discussion and Analysis of
           Consolidated Financial Condition and Results of Operations
   ------------------------------------------------------------------

   Results of Operations

   Third Quarter 1998 Compared to 1997

   Oshkosh Truck Corporation (the "Company" or "Oshkosh") reported net income of $4.6 million, or $0.54 per share, on sales of $290.1 million for the third quarter of fiscal 1998, compared to net income of $2.8 million, or $0.33 per share, on sales of $176.6 million for the third quarter of fiscal 1997. Excluding an extraordinary charge associated with the early repayment of debt incurred in connection with the acquisition of McNeilus Companies, Inc. ("McNeilus") on February 26, 1998, net income for the third quarter of fiscal 1998 would have been $5.0 million, or $0.59 per share.

   Sales of commercial products increased in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 while sales of defense products decreased. Commercial sales in the third quarter of fiscal 1998 increased $132.9 million, or 131.1%, from the third quarter of fiscal 1997 to $234.3 million. An increase of $119.7 million in sales of construction and refuse vehicles and an $8.5 million increase in sales of fire apparatus accounted for substantially all of the increase. Sales by McNeilus accounted for all the increase in sales of construction and refuse vehicles. Sales of defense products totaled $55.8 million in the third quarter of fiscal 1998, a decrease of $19.4 million, or 25.8%, compared to the third quarter of fiscal 1997. Defense sales declined due to the trend in lower heavy military truck spending in the federal budget.

   Gross income in the third quarter of fiscal 1998 totaled $42.1 million, or 14.5% of sales, compared to $21.9 million, or 12.4% of sales, in the third quarter of fiscal 1997. McNeilus contributed $20.8 million of the increase in gross income in the third quarter of fiscal 1998 compared to fiscal 1997. During the third quarter of fiscal 1998, the Company settled litigation with O.V. Containers, Inc. ("OV") incurring a $1.1 million charge.

   Operating expenses totaled $26.8 million, or 9.2% of sales, in the third quarter of fiscal 1998 compared to $15.1 million, or 8.5% of sales, in the third quarter of fiscal 1997. Substantially all the increase in operating expenses in the third quarter of fiscal 1998 related to the operations of McNeilus.

   Interest expense increased to $7.1 million in the third quarter of fiscal 1998 compared to $2.8 million in the third quarter of fiscal 1997. The increase in interest expense is primarily due to additional borrowings to finance the acquisition of McNeilus, net of debt repayment.

   The effective income tax rate for combined federal and state income taxes for the third quarter of fiscal 1998 was 45.2% compared to 31.7% for the third quarter of fiscal 1997. The effective income tax rate for the third quarter of fiscal 1998 was impacted by non-deductible goodwill of $1.3 million. The effective income tax rate for the third quarter of fiscal 1997 was impacted by non-deductible goodwill of $0.6 million and the reversal of $0.5 million of prior years' provisions for income taxes.

   First Nine Months 1998 Compared to 1997

   The Company reported net income of $11.0 million, or $1.31 per share, on sales of $659.7 million for the first nine months of fiscal 1998, compared to net income of $6.9 million, or $0.80 per share, on sales of $497.4 million for the first nine months of fiscal 1997. Excluding an extra-ordinary charge associated with the refinancing and early repayment of debt to acquire McNeilus, net income for the first nine months of fiscal 1998 would have been $12.2 million, or $1.45 per share.

   Sales of commercial products increased in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 while sales of defense products decreased. Commercial sales in the first nine months of fiscal 1998 increased $179.3 million, or 61.5%, from the first nine months of fiscal 1997 to $470.9 million. Increases of $158.8 million in sales of construction and refuse vehicles and $22.3 million in sales of fire apparatus were partially offset by the elimination of $2.7 million of sales of commercial van trailers as the Company exited this line of business. Sales by McNeilus accounted for all the increase in sales of construction and refuse vehicles. Sales of defense products totaled $188.8 million in the first nine months of fiscal 1998, a decrease of $17.0 million, or 8.3%, as compared to the first nine months of fiscal 1997. Defense sales declined due to the trend in lower heavy military truck spending in the federal budget.

   Gross income in the first nine months of fiscal 1998 totaled $94.3 million, or 14.3% of sales, compared to $64.3 million, or 12.9% of sales, in the first nine months of fiscal 1997. McNeilus contributed $26.8 million of the increase in gross income for the first nine months of fiscal 1998 compared to the comparable period in fiscal 1997.

   Operating expenses totaled $60.4 million, or 9.2% of sales, in the first nine months of fiscal 1998 compared to $43.7 million, or 8.8% of sales, in the first nine months of fiscal 1997. Operating expenses increased $12.0 million due to the inclusion of McNeilus since the date of acquisition.

   Interest expense increased to $14.3 million in the first nine months of fiscal 1998 compared to $9.6 million in the first nine months of fiscal 1997. The increase in interest expense reflects additional borrowings to finance the acquisition of McNeilus.

   The effective income tax rate for combined federal and state income taxes for the first nine months of fiscal 1998 was 42.3% compared to 40.0% for the first nine months of fiscal 1997. The effective income tax rate was impacted by the reversal of $0.5 million of prior years' provisions for income taxes in each of the nine months ended June 30, 1998 and 1997. In addition, the effective income tax rate was adversely affected by non-deductible goodwill of $2.8 million and $1.9 million, respectively.


   Financial Condition

   First Nine Months of 1998

   During the first nine months of fiscal 1998, cash increased by $1.4 million. Cash available at the beginning of the period of $23.2 million and cash provided from operations during the period of $79.0 million, or a total of $102.2 million, was used primarily to fund $61.5 million of debt repayments (including $25.0 million prior to the acquisition of McNeilus), the acquisition of Nova Quintech for $3.5 million, capital additions of $6.3 million and to pay dividends of $3.1 million. The Company borrowed approximately $342.5 million in February 1998 ($225.0 million under a multi-tranche senior term loan facility, $100.0 million of senior subordinated notes and $17.5 million under a new $100.0 million revolving credit facility). Borrowings of $224.0 million were utilized to close the McNeilus acquisition ($249.5 million purchase price less cash acquired of $35.1 million, or $214.4 million, plus restricted cash of $9.6 million), to refinance $110.0 million of outstanding indebtedness under the Company's previous credit facility and to pay $8.5 million in debt issuance costs.
   In March 1998, the Company realized approximately $5.5 million from the disposition of certain McNeilus assets.

   First Nine Months of 1997

   During the first nine months of fiscal 1997, cash increased $1.1 million. Cash provided from operations of $31.8 million was used to fund the repay-ment of long-term debt of $15.4 million, the repurchase of common stock and warrants from Freightliner Corporation ("Freightliner") of $6.8 million in connection with the termination of the Strategic Alliance formed with Freightliner on June 2, 1995, capital additions of $4.6 million and dividends of $3.2 million.

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

   Backlog

   The Company's backlog as of June 30, 1998 was $421 million, compared to $401 million at June 30, 1997. The backlog at June 30, 1998 includes $161 million with respect to U.S. Government contracts, $165 million related to Pierce Manufacturing Inc. ("Pierce"), $56 million with respect to McNeilus and the remainder relates to other commercial products. Approximately 95% of the Company's backlog will be consumed in the next 12 months. Most of the Company's revenues are derived from customer orders prior to commencing production.

   Year 2000

   Certain of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs may misinterpret a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure, miscalcula-tions or other disruptions in the business.

   The Company maintains two computer systems at its Oshkosh operations and one at its Pierce operations. The Company installed an upgrade to its primary computer system at Oshkosh in July 1998. The secondary computer system is expected to be updated by December 31, 1998. At Pierce, the Company has commenced a project, with outside consultants, to install new hardware and software by February 1, 1999 to replace an obsolete hardware and software system. The total cost of these projects during fiscal 1998 and 1999 is estimated at approximately $6.6 million, which includes $6.3 million for the purchase of new hardware and software that will be capitalized and $.3 million that will be expensed as incurred. The Company believes that following the conclusions of these projects, the year 2000 issue will not pose significant disruptions to its business at Oshkosh or Pierce; however, if such projects are not completed on a timely basis, the year 2000 could have a material impact on the operations of the Company.

   McNeilus has entered into an agreement with an outside consultant to upgrade its present computer systems by August 31, 1998. The total cost of this upgrade, which is intended to, among other things, prevent any disruptions related to year 2000 issues, is estimated at approximately $400,000 and is being expensed as incurred. The Company believes that following the conclusion of this upgrade, the year 2000 issue will not pose significant disruptions to McNeilus' business; however, if such upgrades are not completed on a timely basis, the year 2000 could have a material impact on the operations of McNeilus.

   Stock Buy Back

   In July 1995, the Company's board of directors authorized the repurchase of up to 1,000,000 shares of Common Stock. There were no stock repurchases under this program in the first nine months of fiscal 1998. As of June 30, 1998 the Company has repurchased 461,535 shares under this program at a total cost of $6.6 million. The repurchase of 350,000 shares of Common Stock from Freightliner on May 2, 1997 did not impact the number of shares available for repurchase under this program.

                              OSHKOSH TRUCK CORPORATION
                              PART II. OTHER INFORMATION
                                      FORM 10-Q
                                    June 30, 1998

   ITEM 1 LEGAL PROCEEDINGS
   ------------------------

   The arbitration proceeding and separate civil litigation of certain disputes between the Oshkosh Florida Division and O.V. Containers, Inc. ("OV") has been settled. The disputes arose out of the performance of a contract to deliver 690 skeletal container chassis and additional issues of, among others, warranty performance and misuse and abuse of the chassis. As part of the settlement OV has agreed to accept the chassis "as is" and the Company has agreed to pay OV $1.1 million.

   ITEM 5 OTHER INFORMATION
   ------------------------

   All shareholder proposals for presentation at the 1999 Annual Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), must be received at the offices of the Company, P.O. Box 2566, Oshkosh, Wisconsin 54903, by August 18, 1998, for inclusion in the 1999 proxy statement. After November 14, 1998, notice to the Company of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 will be considered untimely, and the persons named in proxies solicited by the Board of Directors of the Company for the 1999 Annual Meeting may exercise discretionary voting power with respect to such proposal.

   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
   ----------------------------------------

   (a)  Exhibits
   -------------
         Exhibit 27 -     Financial Data Schedule

   (b)  Reports on Form 8-K
   ------------------------
      (i) On May 7, 1998 the Company filed a current report on Form 8-K dated May 6, 1998 announcing the Company's second quarter earnings.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         OSHKOSH TRUCK CORPORATION

      August 14, 1998                    /s/  R. G. Bohn
                                         R. G. Bohn
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


      August 14, 1998                    /s/ C. L. Szews
                                         C. L. Szews
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



      August 14, 1998                    /s/ T. J. Polnaszek
                                         T. J. Polnaszek
                                         Corporate Controller
                                         (Principal Accounting Officer)

                                EXHIBIT INDEX


      Exhibit No.    Description
      -----------    -----------

         27          Financial Data Schedule