Form 10-K
period 1998-09-30
OSHKOSH TRUCK CORP
filed 1998-12-17
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998, or


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from

         _____________________________ to _____________________________

Commission file number:  0-13886

                            Oshkosh Truck Corporation
             (Exact name of registrant as specified in its charter)

          Wisconsin                                         39-0520270
(State or other jurisdiction of                  (I.R.S.Employer Identification)
 incorporation or organization)


      P. O. Box 2566, Oshkosh, WI                           54903-2566
(Address of principal executive offices)                    (zip code)


Registrant's telephone number, including area code:           (920) 235-9151
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

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of November 18, 1998:

         Class A Common Stock, $.01 par value -      No Established Market Value
         Common Stock,         $.01 par value -      $216,104,000

         Number of shares outstanding of each of the registrant's classes of common stock as of November 18, 1998:

         Class A Common Stock, $.01 par value -      296,888 shares
         Common Stock,         $.01 par value -    8,124,613 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts I, II and IV incorporate, by reference, portions of the Annual Report to Shareholders for the year ended September 30, 1998.

         Part III incorporates, by reference, portions of the Proxy Statement dated December 23, 1998.

                            OSHKOSH TRUCK CORPORATION

                       Index to Annual Report on Form 10-K

                          Year ended September 30, 1998


                                                                           Page

                                     PART I.

ITEM  1.   BUSINESS ..........................................................3

ITEM  2.   PROPERTIES .......................................................12

ITEM  3.   LEGAL PROCEEDINGS.................................................13

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS.............................................14

           EXECUTIVE OFFICERS OF THE REGISTRANT .............................14

                                    PART II.

ITEM  5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
                  AND RELATED STOCKHOLDER MATTERS ...........................15

ITEM  6.   SELECTED FINANCIAL DATA...........................................16

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS..............................................16

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK..........................................16

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................16

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE......................16

                                    PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS
                OF THE REGISTRANT ...........................................16

ITEM 11.   EXECUTIVE COMPENSATION ...........................................16

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT .......................................16

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS.................................................16

                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                 AND REPORTS ON FORM 8-K ....................................17

           INDEX TO EXHIBITS.................................................21

Forward-Looking Statements

As used herein, the "Company" refers to Oshkosh Truck Corporation, including Pierce Manufacturing, Inc. ("Pierce"), McNeilus Companies, Inc. ("McNeilus") and its other wholly-owned subsidiaries, and "Oshkosh" refers to Oshkosh Truck
Corporation,   not   including   Pierce  or  McNeilus   or  their   wholly-owned
subsidiaries. This Annual Report on Form 10-K contains "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements genterally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimates", "anticipate", "believe", "should", "plans", or "continue", or the negative thereof or variations thereon or similar terminology. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the following: (1) the consequences of financial leverage; (2) the cyclical nature of the construction industry; (3) the risks related to reductions or changes in government expenditures; (4) the uncertainty inherent in government contracts;
(5) the challenges of integration of acquired businesses; (6) competition; (7) disruptions in the supply of parts or components from sole source suppliers and subcontractors; (8) product liability and warranty claims; (9) labor relations and market conditions; and (10) unanticipated events relating to resolving Year 2000 issues. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

                                     PART I

Item 1    BUSINESS

The Company

     The Company is a leading designer, manufacturer and marketer of a broad range of fire and emergency apparatus and specialty commercial and military trucks under the "Oshkosh," "Pierce," "McNeilus" and "MTM" trademarks. The Company's custom and commercial fire apparatus and emergency vehicles include pumpers, aerial and ladder trucks, tankers, heavy-duty rescue vehicles, wildland rough terrain response vehicles, aircraft rescue and firefighting ("ARFF") and snow removal vehicles. The Company's commercial truck lines include refuse truck bodies and rear- and forward-discharge concrete mixers. As the leading manufacturer of severe-duty heavy tactical trucks for the United States Department of Defense ("DoD"), the Company manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel and cargo for combat units. McNeilus has an equity interest in
Oshkosh/McNeilus Financial Services Partnership ("OMFSP") which provides lease financing to the Company's customers.

     The Company's objective is to continue to enhance market positions by providing innovative design, sophisticated engineering, efficient, low-cost manufacturing, extensive distribution and superior customer service to its commercial, municipal and military customers within its core markets.

Competitive Strengths

     The  following   competitive   strengths  support  the  Company's  business
strategy:

     Strong Market Positions. The Company has developed strong market positions in each of its core businesses, which management attributes to the Company's reputation for innovation, vehicle performance, reliability and customer service. The Company has the leading share of the severe-duty heavy tactical truck segment of the domestic defense truck market, and also believes it has a leading share in: (i) custom and commercial fire apparatus, including pumpers, aerial and ladder trucks, tankers, heavy duty rescue, wildland rough terrain response vehicles and ARFF vehicles for the domestic fire apparatus market; (ii) the domestic refuse truck body market; (iii) the domestic rear- and forward-discharge concrete mixer markets; and (iv) the domestic airport snow removal vehicle market. The Company intends to continue to strengthen its market share by capitalizing on its strong reputation, introducing innovative products and services and leveraging its extensive distribution capabilities.

     Extensive Distribution Capabilities. With the addition of the commercial and municipal distribution capabilities of Pierce and McNeilus, the Company has established an extensive domestic and international distribution system for specialty trucks and truck bodies covering over 70 countries. In addition to its network of dealers and distributors, the Company employs over 100 in-house sales and service representatives. Management believes the Company's broad distribution system has enabled the Company to: (i) maximize sales of new products and technologies: (ii) become a benchmark for government customers in establishing their bid specifications; (iii) provide customer service on a national and international scale; and (iv) reduce distribution expenses through significant economies of scale.

     Flexible and Efficient Manufacturing. The Company believes it has competitive advantages over larger truck manufacturers in its specialty truck markets due to its manufacturing flexibility and custom fabrication capabilities. For example, the Company has successfully configured its defense truck and fire apparatus manufacturing plants for the simultaneous manufacture of many different types and models of vehicles on the same assembly line. In addition, the Company believes it has a competitive advantage over smaller competitors due to its: (i) manufacturing in relatively higher volumes; (ii) purchasing power across its product lines; and (iii) investing in fixturing and robotics to improve efficiency and reduce costs.

     Quality Products and Customer Service. Oshkosh, Pierce and McNeilus have each developed strong brand recognition based on their commitments to meet the stringent product quality and reliability requirements of their customers and the specialty truck markets they serve. The Company's commitment to product quality is exemplified by the ISO 9001 certification of Oshkosh and Pierce, which achieved ISO 9001 certification in April 1998. The Company also achieves high quality customer service through its extensive service and parts support program, which is available to domestic customers 365 days a year in all product lines throughout the Company's distribution systems.

     Proprietary Components. The Company's advanced design and engineering capabilities have contributed to the development of proprietary, severe-duty components that enhance truck performance, reduce manufacturing costs and strengthen customer relationships. These proprietary components include front drive and steer axles, transfer cases, cabs, the ALL-STEER electronic all-wheel steering system, independent suspension, the Sky-Arm articulating aerial ladder and the McNeilus Auto Reach Arm. Management believes these proprietary components provide the Company a competitive advantage by increasing its vehicles' durability, operating efficiency and vehicle effectiveness. The integration of many of these components across various product lines also reduces the Company's costs to manufacture its products compared to manufacturers who simply assemble purchased components.

Business Strategy

     The Company is focused on increasing its net sales, profitability and cash flow by capitalizing on its competitive strengths. Key elements of the Company's business strategy include:

     Focusing on Specialized Truck Markets. The Company plans to continue its focus on those specialized truck and truck body markets where it has strong market positions and where the Company can leverage synergies in purchasing, manufacturing, technology and distribution. The Company's objective is to achieve and maintain market leadership through internal growth and strategic acquisitions. Management believes the higher sales volumes associated with market leadership would allow the Company to continue to enhance productivity in manufacturing operations, fund innovative product development and invest in further expansion.

     Expanding Distribution and International Sales. The Company plans to add new distribution capabilities for the municipal segment of the refuse truck body market and in targeted geographic areas in the domestic fire apparatus market. The Company intends to increase international sales beyond the $35.0 million volume achieved in fiscal 1998 by introducing McNeilus refuse truck bodies, rear-discharge concrete mixers and ready-mix batch plants to international markets and by continuing the expansion of Pierce's international customer base through the Company's expanding international distribution capabilities.

     Reducing Costs While Maintaining Quality. The Company actively benchmarks its competitors' costs and best industry practices, and continuously seeks to implement process improvements to increase cash flow and improve profitability. With each of its acquisitions, the Company has established cost reduction targets. At Pierce, the Company exceeded its two-year cost reduction target of $6.5 million as a result of consolidating facilities, reengineering the manufacturing process and leveraging increased purchasing power. The Company is planning for additional cost savings at Pierce in fiscal 1999. The Company intends to further improve efficiencies by taking advantage of the Company's greater purchasing power and by developing additional manufacturing synergies across product lines following its acquisition of McNeilus and has established a $5-$7 million two-year cost reduction target with respect to this acquisition. In the first seven months following the acquisition of McNeilus, $1.45 million of the cost reduction target was realized.

     Introducing New Products. The Company has increased its emphasis on new product development in recent years, and seeks to expand sales by introducing new or improved products in its core markets, either through internal development or strategic acquisition. For example, in December 1997, the Company purchased the aerial fire apparatus product line of Nova Quintech, a division of Nova Bus Corporation. This acquisition broadened Pierce's aerial product line and provided Pierce with three new products in fiscal 1998.

     Diversifying DoD Contracts. The Company is seeking to diversify its business with the DoD beyond its traditional contracts relating to the manufacture of severe-duty heavy tactical trucks. Management believes the Company has a reputation within the DoD for advanced engineering, quality manufacturing and vehicle performance that will assist the Company in obtaining contracts to provide other types of vehicles to the DoD. For example, the Company was one of two manufacturers selected to participate in a DoD program to produce upgraded medium-duty prototype vehicles for the Medium Tactical Truck Remanufacture ("MTTR") program. The Company expects the initial production contract to be awarded to the Company or the competing bidder in December 1998. The Company is also one of two manufacturers currently preparing prototype Family of Medium Tactical Vehicles ("FMTV") trucks for testing by the DoD. Upon conclusion of this testing, the Company will compete to be a second source supplier for the $15.6 billion FMTV program which extends through 2020.

     Increasing Aftermarket Sales and Service. The Company is focused on increasing its aftermarket sales and service revenues. In the fire apparatus and commercial truck markets, the Company has expanded and plans to continue to expand its refurbishment facilities and parts distribution capabilities. In the defense truck market, the Company plans to continue to pursue parts and maintenance contracts for upgrading and reconditioning trucks at both domestic and international U.S. military bases.

     Pursuing Strategic Acquisitions. The Company intends to selectively pursue additional strategic acquisitions, both domestically and internationally, in order to enhance its product line and expand its international presence in specialized truck markets. The Company intends to focus its acquisition strategy in specialty truck and truck body markets where it can enhance its strong market positions and achieve significant acquisition synergies.


Products and Markets

     The Company is focused on the following core specialty truck and truck body markets:

     Fire Apparatus. The Company, through Pierce, is among the leading domestic manufacturers of custom and commercial fire apparatus. The Company primarily serves domestic governmental markets, but also sells fire apparatus to airports, universities and large industrial companies. In addition, the Company sells fire apparatus in international markets. Pierce's history of research and development in consultation with firefighters has resulted in a broad product line that features a wide range of innovative, high-quality custom and commercial firefighting equipment with advanced fire suppression capabilities. The Company's engineering expertise also allows it to design its vehicles to meet stringent government regulations for safety and effectiveness.

     Refuse Truck Bodies. Management believes the Company, through McNeilus, is a leading domestic manufacturer of refuse truck bodies for the waste services industry. The Company manufactures a wide range of automated rear, front, side and top loading refuse truck bodies, which the Company mounts on commercial chassis. The Company sells its refuse vehicles primarily to commercial waste management companies. Management believes the Company's refuse vehicles have a reputation for efficient, cost-effective, dependable operation that supports the Company's continued expansion into municipal and international markets.

     Concrete Mixers and Snow Removal Vehicles. Management believes the Company is a leading domestic manufacturer of rear- and forward-discharge concrete mixers. The Company sells rear- and forward-discharge concrete mixers and portable concrete mixer plants to construction companies throughout the United States and internationally. Management believes the Company is one of the only domestic concrete mixer manufacturers that markets both rear- and forward-discharge concrete mixers.

     The Company is also among the leading domestic manufacturers of snow removal vehicles for airports. The Company's specially designed airport snow removal vehicles can cast up to 4,000 tons of snow per hour and are used by some of the largest airports in the United States, such as Denver International Airport, LaGuardia International Airport, Minneapolis-St. Paul International Airport and O'Hare International Airport. Management believes the reliability of the Company's high performance snow removal vehicles contributes to its strong market position.

     Defense Trucks. The Company has sold products to the DoD for over 70 years and is the leading manufacturer of a broad line of severe-duty heavy tactical trucks for the DoD. The Company's proprietary military all-wheel drive product line includes: (i) the Palletized Load System ("PLS"), a highly mobile self-contained truck and trailer system that loads and unloads a wide range of cargo in a short period of time; (ii) the Heavy Expanded Mobility Tactical Truck ("HEMTT"), a cross-country cargo and supply carrier that, among other tasks, is used for direct rearming of the Multiple Launch Rocket System, transport of Patriot erector/launchers, resupply of field artillery ammunition and refueling of tanks, trucks and helicopters in forward areas; (iii) the Heavy Equipment Transporter ("HET"), the primary hauler of the M1A1 main battle tank and also a hauler of other tanks, fighting and recovery vehicles, self-propelled howitzers and construction equipment; and (iv) the Logistic Vehicle System ("LVS"), a highly mobile cargo carrier with a maximum payload capacity of 20 tons. The Company also exports its severe-duty heavy tactical trucks to approved foreign customers.

     The Company has developed a strong relationship with the DoD that has resulted in the Company operating under "family contracts" with the DoD for the PLS, HEMTT, HET and LVS and for DoD vehicle parts. Under the vehicle family contracts, the DoD orders a specified range of volume of trucks at fixed prices, which allows the Company to predict and plan its products and delivery schedules for vehicles. These family contracts were established in 1996 and 1997 and expire in fiscal years 1999 and 2000.

                    Markets and Products                     Description

                  Fire and Emergency Market Firefighting   apparatus   that  are
                  Custom Pumpers.........   equipped  with a water  tank,  water
                                            pump,  and foam  system  (optional).
                                            The  Pierce  line  of
                                            * Quantum -  Flagship  of the Pierce
                                            custom  pumpers is available on each
                                            of  these  line.  Features  advanced
                                            ergonomics,  custom chassis:  unique
                                            styling,  enhanced  maneuverability,
                                            and  a  cab  that  seats  up  to  10
                                            personnel.
                                            * Lance 2000 - Features a split-tilt
                                            cab.  High  gross   vehicle   weight
                                            rating enables this truck to support
                                            aerial devices.
                                            *  Dash  2000  -  Custom  tilt  cab,
                                            designed  for  comfort,   space  and
                                            maneuverability.
                                            *  Saber  -   Value-priced   chassis
                                            featuring   a    tilt-cab,    select
                                            options,  and  seating  for  up to 8
                                            personnel.
                                            *   Arrow  -   Cab-forward   design.
                  Commercial Pumpers.....   Firefighting  apparatus that arewith
                                            a water  tank,  equipped  water pump
                                            and    foam    system    (optional).
                                            Commercial    pumpers    have    the
                                            firefighting   bodies   mounted   on
                                            customer-specified  commercial truck
                                            chassis.
                  Aerial Apparatus.......   Firefighting   apparatus   with   an
                                            aerial  device  mounted  on the body
                                            for access and  rescues in  elevated
                                            locations.    These    devices   are
                                            available  on  the  Pierce  line  of
                                            custom chassis.
                                            Products include:
                                            * 105' and 85' aerial platforms.
                                            * 75' and 105' heavy-duty ladders.
                                            * 105' super heavy-duty ladder.
                                            * 105' aerial tiller - Tractor-drawn
                                            trailer has an Aerial ladder mounted
                                            on   the   trailer   and    steering
                                            capability for the rear axle.
                                            * Sky Arm -  Four-section,  100-foot
                                            aerial  ladder with an  articulating
                                            platform.
                                            * Sky  Five  -  Five-section  aerial
                                            ladder  that is  available  in rear-
                                            and  mid-mount  configurations.  The
                                            Company believes that, at rest, this
                                            is  the  shortest   100-foot  aerial
                                            ladder available.
                                            * Sky Boom -  Elevated  water  tower
                                            boom   with  an   attached   ladder.
                                            Available  in 55' and  60'  lengths.
                   Rescue Vehicles........   These  units are  designed  to carr
                                            and large  personnel  quantities  of
                                            equipment.  Pierce  rescue  vehicles
                                            are  used  for  extrication,   water
                                            rescue,      hazardous     materials
                                            response,  fire  fighting,   command
                                            center, and lighting operations.
                  Mini-Pumper............   This initial  response  vehicle is a
                                            fast,    lightweight,    scaled-down
                                            version   of   full-sized    pumper.
                  Elliptical Tanker......   Elliptical tankers are used to large
                                            amounts of  transport  water to fire
                                            scenes  and can be  equipped  with a
                                            variety of pumping  packages  so the
                                            vehicles can also be used as a front
                                            line  of  attack.   Water   capacity
                                            ranges from 1,500 to 5,000 gallons.
                  Hawk Wildland Rapid
                  Response
                    Vehicle..............   Four-wheel-drive    vehicle    takes
                                            firefighters  into off-road  terrain
                                            that  can  be   difficult   or  even
                                            impassable        for        larger,
                                            two-wheel-drive  pumpers.   Designed
                                            specifically   as   a   first-strike
                                            vehicle,  the Hawk  features a water
                                            tank,  water pump,  and a compressed
                                            air foam system.
                  H-Series...............   An airport snow removal vehicle that
                                            can  clear  4,000  tons of snow  per
                                            hour. Optional sweepers, blowers and
                                            plows are Available.
                  P-Series...............   A  super  heavy-duty  frame  vehicle
                                            that  can  break   through   heavily
                                            drifted  snow.  The vehicle also has
                                            the  added   flexibility   of  being
                                            durable  enough to meet the  demands
                                            of off-road applications.

                  Refuse Truck Body Market
                  Front Loader...........   Refuse is loaded into a container at
                                            the  front  of  the   vehicle;   The
                                            container  is lifted  by large  arms
                                            and dumped into the body.  The front
                                            loader  can  carry  40 to  43  cubic
                                            yards of refuse and is  available on
                                            a selection of commercial chassis. A
                                            self-leveling system for keeping the
                                            container level during dumping cycle
                                            is optional.
                  Rear Loader............   McNeilus   offers  three   different
                                            models   of   rear-loading    refuse
                                            bodies.  Refuse is  loaded  into the
                                            rear of the  vehicle  and  compacted
                                            toward the front of the refuse body.
                                            McNeilus rear loaders can carry from
                                            17 to 32 cubic yards of refuse
                  Autoreach Automated Side
                    Loader...............   This refuse body features a boomless
                                            arm for loading large  containers of
                                            refuse from the side of the vehicle.
                                            The  side-loading arm is designed to
                                            articulate  left to  right  and dump
                                            from any angle.  The driver can keep
                                            the  vehicle in one  position  after
                                            stopping  for a pick-up  rather than
                                            having  to move the  vehicle  to put
                                            the arm in the proper  position  for
                                            lifting the next  refuse  container.
                                            The McNeilus  Autoreach is available
                                            in  28-,  33-  and   36-cubic   yard
                                            capacities and features a continuous
                                            packing cycle.
                  Manual Side Loader.....   Designed   for   one-person   refuse
                                            collection  operations and can carry
                                            up to 33 cubic  yards.  The body can
                                            be loaded  from  either  side and is
                                            typically  mounted  on  a  low-entry
                                            chassis.



                  Concrete Mixer Market
                  F-Series...............   Designed    for   a    variety    of
                                            severe-duty      all-wheel     drive
                                            applications,              including
                                            rear-discharge    concrete   mixers,
                                            concrete  block  trucks,   dry  wall
                                            haulers,  wall form  trucks,  digger
                                            derricks,  aerial  buckets  and  oil
                                            field service.
                  S-Series...............   A  forward-discharge  concrete mixer
                                            that allows the driver to approach a
                                            job   with    greater    visibility,
                                            improved   placement   and   greater
                                            safety.  The two-speed transfer case
                                            and front  driving  gear gives extra
                                            power to maneuver into tighter spots
                                            in challenging terrain.
                  Bridgemaster III.......   Rear-discharge   mixer  featuring  a
                                            trailing axle. This mixer lineup can
                                            carry from 9 to 11.5 cubic  yards of
                                            concrete.  The Bridgemaster IIIs are
                                            available on a variety of commercial
                                            truck chassis.
                  Standard Rear Discharge
                    Mixer................   Rear-discharge  concrete  mixer that
                                            can handle  from 4 to 11 cubic yards
                                            and are available  with a variety of
                                            axle  Configurations  including  tag
                                            axles.    Options   include   remote
                                            pendant   controls  for  controlling
                                            discharge   near  the  rear  of  the
                                            vehicle.
                  Sliding Mixer System...   Mounted  on a  trailer  that  can be
                                            extended up to 13 feet  depending on
                                            the size of the mixer  selected.  It
                                            is designed for  transport and large
                                            pours.  It typically can carry 11 to
                                            13 yards of concrete.
                  Defense Truck Market
                  Heavy Expanded Mobility
                    Tactical Truck
                  ("HEMTT")..............   Cross-country   cargo   and   supply
                                            carrier   with    maximum    payload
                                            capacity  of 11 tons.  The  HEMTT is
                                            used  for  direct  rearming  of  the
                                            Multiple   Launch   Rocket   System,
                                            transport         of         Patriot
                                            erector/launchers  and  resupply  of
                                            field   artillery   ammunition   and
                                            refueling   of  tanks,   trucks  and
                                            helicopters in forward areas.
                  Heavy Equipment
                  Transporter
                    ("HET")..............   Primary  hauler  of  the  M1A1  main
                                            battle  tank  and  also   transports
                                            other  tanks,  fighting and recovery
                                            vehicles,  self-propelled  howitzers
                                            and construction equipment.
                  Palletized Load System
                    ('PLS")..............   Cargo  hauler with  maximum  payload
                                            capacity  of 33 tons.  The truck and
                                            trailer  system  hauls a variety  of
                                            cargo  and can load or  unload  in a
                                            short period of time.
                  Logistic Vehicle System
                    ("LVS")..............   Highly mobile cargo  carriers with a
                                            maximum payload capacity of 20 tons.
                                            The LVS can carry military  vehicles
                                            and  supply  containers  over  rough
                                            terrain  and  steep g grades  due to
                                            its   separating    chassis   module
                                            design.

Sales and Distribution

     The Company believes it differentiates itself from many of its larger competitors by tailoring its distribution to the needs of its specialized truck markets and from its smaller competitors with its national and global sales and service capabilities. Distribution personnel use demonstration trucks to show customers how to properly use the Company's trucks and truck bodies, compared to the showroom sales approach of the typical dealers of large truck manufacturers. The Company backs all products by same-day parts shipment, and its service technicians are available in person or by telephone to domestic customers 365 days a year. The Company believes that its dedication to keeping its trucks in-service in demanding conditions worldwide has contributed to customer loyalty.

     The Company provides its salespeople, representatives and distributors with product and sales training on the operation and specifications of its products. The Company's engineers, along with its product managers, develop operating manuals and provide field support at truck delivery for certain markets.

     Distributors, where used, enter into agreements with the Company that allow for termination by either party generally upon 90 days' notice. Distributors are not permitted to market and sell competitive products.

     Fire and Emergency. The Company believes that the geographical breadth, size and quality of its fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors. Pierce's fire apparatus are sold through 38 sales and service organizations with more than 260 sales representatives nationwide, which combine broad geographical reach with frequency of contact with fire departments and municipal government officials. Management believes that frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council and fire department, purchasing, finance, and mayoral offices, among others, that may participate in a fire truck bid and selection. After the sale, Pierce's nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service.

     Pierce primarily focused its sales efforts in rural and small suburban domestic markets prior to its acquisition by Oshkosh. Due to the Company's expertise and long-standing relationships in numerous large urban markets, the Company has extended Pierce's sales focus into several key metropolitan areas.

     Pierce substantially strengthened its competitive position overseas in fiscal 1998. Pierce's worldwide distribution network was expanded to include 43 international representatives. This network has delivered several new orders including the award in December 1997 of a $35 million contract for 130 custom fire trucks for Saudi Arabia to be delivered from November 1998 through October 1999.

     The Company has invested in the development of sales tools for its representatives that it believes creates a competitive advantage in the sale of fire apparatus. For example, Pierce's Pride II PC-based sales tool can be used by its sales representatives to develop the detail specifications, price the base truck and options and draw the configured truck on the customer's premises. The quote, if accepted, is directly interfaced into Pierce's sales order systems.

     Oshkosh  maintains 22 full-time  sales and service  dealers  focused on the
sale  of  snow  removal   vehicles,   principally  to  airports,   but  also  to
municipalities, counties and other governmental entities.

     Defense. Substantially all domestic defense products are sold direct to principal branches of the DoD. The Company maintains a liaison office in Washington, D.C. to represent its interests with the Pentagon, Congress and the Office of the President. The Company also sells and services defense products to foreign governments directly through four Company-owned international sales offices, through agents, consultants and representatives, and through the United States Foreign Military Sales ("FMS") program. The DoD has begun to rely on industry for support and sustainability of its vehicles which has opened up new opportunities for maintenance, service and contract support to the U.S. Army and U.S. Marine Corps.

     In addition to marketing its current truck offerings and competing for new contracts in the medium- and light-duty segments, the Company actively works with the Armed Services to develop new applications for its vehicles. For example, the Company is:

    o Developing new applications for its PLS vehicle beyond its traditional ammunition transportation role. A contract for construction models has already been awarded, and several other models of the PLS are currently under evaluation.

    o Modifying its HEMTT vehicle for alternate uses. The Company has integrated a foam proportioning fire fighting package on a HEMTT for use by the U.S. military and other governmental agencies in the extinguishment of wildland fires. The HEMTT has also been modified to include a load handling system to meet lower payload requirements.
                                       8

    o Upgrading existing products such as the HEMTT, PLS and HET in order to achieve better performance and new technology. As an example, the Company has separate development contracts for each product with the U.S. Army to develop a new HEMTT, HET and PLS with new engines, transmissions, transfer cases and numerous other components that increase reliability and performance at reduced costs. In addition, the HEMTT Extended Service Program ("ESP") and HET Technology Insertion Program ("TIP") vehicles incorporate facets of the new "sealed hood" concept in which vehicle systems are monitored electronically and maintenance recommendations are delivered directly to the operator without ever having to open the hood.

     Commercial. Oshkosh maintains four distribution centers with 26 in-house sales and service representatives in the U.S. to sell and service its forward- and rear-discharge concrete mixers. All of the Oshkosh facilities provide full service, mounting and parts distribution to customers in their geographic regions, while two also have paint facilities. In addition, Oshkosh utilizes one independent distributor in this market.

     McNeilus operates eight distribution centers with 83 in-house sales and service representatives in the U.S. to sell and service its refuse truck bodies, rear-discharge concrete mixers and ready-mix batch plants. Six of such distribution centers provide full service, mounting and parts distribution to customers in their geographic regions while the remainder are primarily sales offices with limited parts and service capabilities. Five of the McNeilus distribution centers also have paint facilities and provide significant additional paint and mounting services during peak demand periods.

    With respect to McNeilus, the Company has begun to:

    o Combine the McNeilus and Oshkosh distribution capabilities. Because there is little geographic overlap between the rear-discharge markets of McNeilus and the forward-discharge markets of Oshkosh, management retained all existing distribution centers of both companies. The Company believes that the combined network represents one of the largest refuse truck body and concrete mixer distribution networks in the U.S.

    o Apply Oshkosh's and Pierce's sales and marketing expertise in municipal markets to increase sales of McNeilus refuse truck bodies to municipal customers. Prior to the Company's acquisition of McNeilus, virtually all McNeilus refuse truck body sales were to commercial customers. The Company believes that commercial customers represent a majority of the refuse truck body market. However, many municipalities purchase their own refuse trucks. The Company believes that it is positioned to create an effective municipal distribution in the refuse truck body market by building upon its present base of municipal distributors. Following its acquisition and new focus in municipal markets, McNeilus has been awarded new business for the city of Los Angeles and has targeted other major metropolitan areas.

    o Offer McNeilus refuse truck bodies, rear-discharge concrete mixers and ready-mix batch plants to Oshkosh's international dealers for sales and service worldwide. McNeilus' international sales have historically been limited because McNeilus has focused on the domestic market. However, management believes that refuse body exports are a significant percentage of certain competitors' sales, and represents a meaningful opportunity for the Company. The Company has trained its international Oshkosh and Pierce dealers to sell and service the McNeilus product line and has commenced sales of McNeilus products through these dealers in the first seven months following the acquisition.

    Competition

     The Company operates in highly competitive industries. The Company competes in the fire apparatus and defense truck markets principally on the basis of lowest qualified bid. To submit a qualified bid, the bidder must demonstrate that the fire apparatus or defense truck meets stringent specifications and, for most defense truck contracts, passes extensive testing. In addition, decreases in the DoD budget have resulted in a reduction in the number and size of contracts, which has intensified the competition for remaining available contracts. The Company and its competitors continually undertake substantial efforts in order to maintain existing levels of defense business and to succeed in bid competitions for available contracts. In the refuse truck body and concrete mixer markets, the Company also faces intense competition on the basis of price, innovation, quality, service and product performance capabilities. As the Company seeks to expand its sales of refuse truck bodies to municipal customers, management believes the principal basis of competition for such business will be lowest qualified bid.

     In all of the Company's markets, competitors include smaller, specialized manufacturers as well as large, mass producers. The Company believes that, in its specialized truck markets, it has been able to effectively compete against large, mass producers due to its manufacturing flexibility and specialized distribution systems. The Company believes that its competitive cost structure, engineering expertise and global distribution systems have enabled it to effectively compete with other specialized manufacturers.

     Pierce's principal competitors in the fire apparatus market include Emergency One, Inc. (a subsidiary of Federal Signal Corporation), Kovatch Mobile Equipment Corp., and numerous small, regional manufacturers. Principal competitors of McNeilus, in the refuse truck body market, include The Heil Company (a subsidiary of Dover Corporation), Leach Company, and McClain E-Z Pack, Inc. Principal competitors of McNeilus and Oshkosh in concrete mixer markets include Advance Mixer, Inc., London Machinery, Inc., Rexworks, Inc., and T.L. Smith Machine Co., Inc. Oshkosh's principal competitors in snow removal markets include Monroe Truck Equipment, Inc. and Stewart & Stevenson Services, Inc. Oshkosh's principal competitors for DoD contracts include AM General
Corporation and Stewart & Stevenson Services, Inc. The Company also faces competition from its competitors for acquisition opportunities.

     Several of the Company's competitors have greater financial, marketing, manufacturing and distribution resources than the Company. There can be no assurance that the Company's products will continue to compete successfully with the products of competitors or that the Company will be able to retain its customer base or to improve or maintain its profit margins on sales to its customers, all of which could materially adversely affect the Company's financial condition, results of operations and debt service capability.

Customers and Backlog

     Sales to the DoD comprised approximately 28% of the Company's net sales for fiscal 1998. No other single customer accounted for more than 2% of the Company's sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

     The Company's backlog at September 30, 1998 was $377.5 million compared to $361.1 million at September 30, 1997. Backlog related to DoD contracts decreased by $94.1 million in 1998 compared to 1997 due to the completion of the IPF contract and because the Company's family contracts are coming up for renewal. The Company's fire and emergency and commercial backlogs increased by $51.2 million and $59.3 million, respectively, generally due to higher sales volumes for Pierce and due to the inclusion of McNeilus in 1998. Substantially all of the Company's backlog pertains to fiscal 1999 business.

     Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of DoD long-term family contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company's future sales to the DoD versus its sales to other customers.


Government Contracts

     Approximately 28% of the Company's net sales for fiscal 1998 were made to the U.S. government under long-term contracts and programs, substantially all of which were in the defense truck market. Accordingly, a significant portion of the Company's sales are subject to inherent risks, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments and the availability of funds.

     The Company's sales into defense truck markets are substantially dependent upon periodic awards of new contracts and the purchase of base vehicle quantities and the exercise of options under existing contracts. The Company's existing contracts with the DoD may be terminated at any time for the convenience of the government. Upon such termination, the Company would generally be entitled to reimbursement of its incurred costs and, in general, to payment of a reasonable profit for work actually performed.

     In November 1996, the U.S. Army Tank Automotive and Armaments Command awarded the Company and one other defense contractor $6.9 million prototype contracts for Phase I competition of the MTTR program. The MTTR program was initiated to update and modernize the 5-ton tactical vehicle fleet of the U.S. Marine Corps and the U.S. Army. The goal of the U.S. Marine Corps portion of the program is to remanufacture the current configuration to carry a much greater payload with substantially increased cross-country mobility. The U.S. Army portion of the program was designed to increase the useful life and decrease operation and support costs of a portion of the U.S. Army's existing fleet but this portion of the program was subsequently cancelled. Phase I covers the design, development, and production of five prototype test vehicles for the U.S. Marine Corps and five additional prototype test vehicles for the U.S. Army. Testing of the ten-prototype test vehicles commenced August 1997 and was concluded in fiscal 1998. Phase II of the program is currently expected to include the production of up to 8,168 vehicles for the U.S. Marine Corps at a value that could exceed $1.0 billion over a period of years. Competition for the Phase II production contract is intense between the two Phase I contractors. Phase I testing along with the Phase II proposal will determine the single supplier of any production contract awarded. No assurance can be given that the DoD will award a Phase II Contract or that federal budgets will provide future funding for a Phase II contract. The DoD has targeted to announce an award of the MTTR contract to either Oshkosh or its competition in December 1998.

     The U.S. Army has announced a competition to add a second supplier to build FMTV trucks. Oshkosh and one competitor have been awarded contracts to build three trucks for testing by the DoD. Based on current plans announced by the DoD, the winner of the competition would be awarded an initial production contract for approximately 763 vehicles. Upon completion of this production contract and the current supplier's present contract, the U.S. Army is expected to conduct a competition between these two manufacturers for the production of approximately 50,000 FMTV trucks. No assurance can be given that the DoD will award the FMTV second source contract or that federal budgets will provide future funding for the FMTV program.

     Under firm fixed-price contracts with the government, the price paid to the Company is generally not subject to adjustment to reflect the Company's actual costs, except costs incurred as a result of contract changes ordered by the government. The Company generally attempts to negotiate with the government the amount of increased compensation to which the Company is entitled for government-ordered changes that result in higher costs. In the event that the Company is unable to negotiate a satisfactory agreement to provide such increased compensation, the Company may file an appeal with the Armed Services Board of Contract Appeals or the U.S. Claims Court. The Company has no such appeals pending.

     The Company, as a U.S. government contractor, is subject to financial audits and other reviews by the U.S. government of performance of, and the accounting and general practices relating to, U.S. government contracts, and like most large government contractors, the Company is audited and reviewed on a continual basis. Costs and prices under such contracts may be subject to adjustment based upon the results of such audits and reviews. Additionally, such audits and reviews can and have led to civil, criminal or administrative proceedings. Such proceedings could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company or one or more of its subsidiaries can also be suspended or debarred from government contracts, or lose its export privileges based on the results of such proceedings. The Company believes, based on all available information, that the outcome of all such audits, reviews and proceedings will not have a material adverse effect on its consolidated financial condition or results of operations.

Suppliers

     The Company is highly dependent on its suppliers and subcontractors in order to meet commitments to its customers, and many major components are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. Through its reliance on this supply network for the purchase of certain components, the Company is able to avoid many of the preproduction and fixed costs associated with the manufacture of those components. The Company maintains an extensive qualification and performance measurement system to control risks associated with such reliance on suppliers. The Company occasionally experiences problems with supplier and subcontractor performance and must identify alternate sources of supply and/or address related warranty claims from customers.

     While the Company purchases many costly components such as engines, transmissions and axles, it manufactures certain proprietary components that are deemed material to the Company's business. These components include front drive and steer axles, transfer cases, cabs, the ALL-STEER electronic all-wheel steering system, independent suspension, the Sky-Arm articulating aerial ladder, the McNeilus Auto Reach Arm, body structures and many smaller parts which add uniqueness and value to the Company's products. Some of these proprietary components are marketed to other manufacturers.

Engineering, Research and Development

     The Company maintains three facilities for new product development and testing with a staff of 46 engineers and technicians who are responsible for improving existing products and development and testing of new trucks, truck bodies and components. The Company prepares annual new product development and improvement plans for each of its markets and measures progress against those plans.

     Virtually all of the Company's sales of fire apparatus require some custom engineering to meet the customer's specifications. Engineering is also a critical factor in defense truck markets due to the severe operating conditions under which the Company's trucks are utilized, new customer requirements and stringent government documentation requirements. In the refuse truck body, concrete mixer and snow equipment markets, product innovation is highly important to meet customers' changing requirements. Accordingly, the Company maintains a permanent staff of over 240 engineers and engineering technicians, and it regularly outsources significant engineering activities in connection with major DoD bids and proposals.

     For fiscal years 1998, 1997, and 1996, Oshkosh incurred engineering, research and development expenditures of $9.7 million, $7.8 million and $6.3 million, respectively, portions of which were recoverable from customers, principally the U.S. government.

Intellectual Property

     Patents and licenses are important in the operation of the Company's business, as one of management's key objectives is developing proprietary components in order to provide the Company's customers with advanced technological solutions at attractive prices. The Company holds in excess of 50 active domestic patents. Management believes patents for all-wheel steer and independent suspension systems, which have remaining lives of 9 to 19 years, provide the Company with a competitive advantage in the fire apparatus business and the sale of ARFF and snow removal vehicles. The independent suspension system was also added to the U.S. Marine Corps portion of the MTTR program, which the Company believes should be a competitive advantage in the competition for the Phase II production contract. While other proprietary components provide the Company a competitive advantage, management believes that none of the Company's other patents individually are significant to the business.

     The Company holds trademarks for "Oshkosh," "Pierce," "McNeilus" and "MTM." These trademarks are considered to be important to the future success of the Company's business.

Quality Management

     In 1994, Oshkosh commenced a program to educate and train all employees at its Oshkosh facilities in quality principles and to seek ISO 9001 certification to improve the Company's competitiveness in its global markets. Employees at all levels of the Company are encouraged to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent nonconformance with requirements and produce continuous improvement in all work processes. Oshkosh achieved ISO 9001 certification in 1995 and Pierce achieved ISO 9001 certification in April 1998. The Company is evaluating whether to pursue ISO 9001 certification for McNeilus. Although management does not consider such certification essential for McNeilus' domestic markets, the Company may conclude it is valuable in marketing to certain international customers.

Employees

     As of September 30, 1998, the Company had approximately 3,500 employees, of which approximately 1,300, 1300 and 900 employees are located at its principal facilities in Oshkosh, Wisconsin, Appleton, Wisconsin and Dodge Center, Minnesota, respectively. Production workers totaling approximately 800 employees at the Company's Oshkosh facilities are represented by the United Auto Workers union. The Company's five-year contract with the United Auto Workers union extends through September 30, 2001. The Company believes its relationship with employees is satisfactory.

Manufacturing

     The Company manufactures trucks and truck bodies at ten manufacturing facilities. Employee involvement is encouraged to improve production processes and product quality. In order to reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets.

     The Company intends to continue to upgrade its manufacturing capabilities by adopting best practices across its manufacturing facilities, relocating manufacturing activities to the most efficient facility, investing in further fixturing and robotics, re-engineering manufacturing processes and adopting lean manufacturing management practices across all facilities.

     The Company is drawing upon its recent experience with the Pierce acquisition in integrating the McNeilus manufacturing facilities. Within the first year following the Pierce acquisition, the Company consolidated three Pierce manufacturing facilities down to two while increasing Pierce's capacity by improving product flow. In addition, among other things, the Company reduced the number of operating shifts at the Pierce paint plant from three to one to substantially reduce utility costs, implemented indexing of production lines and relocated chassis frame build-up to Oshkosh to improve production efficiencies, and eliminated storage rooms to relocate inventory to point of use thereby eliminating duplicate material handling. Likewise, at McNeilus, the Company has installed additional robots, commenced re-arrangement of weld and mount activities and developed plans to expand paint capacity in order to improve production facilities, all in the first seven months following the acquisition.

Item 2.  PROPERTIES

    Management believes the Company's equipment and buildings are modern, well maintained and adequate for its present and anticipated needs. As of September 30, 1998, the Company operated in ten manufacturing plants. In addition, the Company maintains twelve distribution centers throughout the United States and four sales offices internationally. The Company's manufacturing plants include:

                                               Approximate
                                             Square Footage                             Principal
    Location (# of facilities)          Owned              Leased                 Products Manufactured

    Oshkosh, Wisconsin(3)....          688,000                          Defense Trucks; Front-Discharge Mixers;
                                                                        Snow removal Vehicles; ARFF Vehicles
    Appleton, Wisconsin(2)...          589,000              19,000      Fire Apparatus
                                                                        Rear-Discharge Mixers; Refuse Truck
    Dodge Center, Minnesota(1)         604,000                          Bodies
    Bradenton, Florida(1)....          287,000                          Defense Trucks;
    Riceville, Iowa(1).......          108,000                          Components for Rear-Discharge Mixers and
                                                                        refuse Truck Bodies
    Kensett, Iowa(1).........           65,000                          Not currently in use
    McIntire, Iowa(1)........           28,000                          Components for Rear-Discharge Mixers and
                                                                        Refuse Truck Bodies
    Weyauwega, Wisconsin(1)..           28,000                          Refurbished Fire Apparatus

     The Company's facilities are pledged as collateral under the terms of the Senior Credit Facility.

     The Company's manufacturing facilities generally operate five days per week on one shift, except for one-week shutdowns in July and December. Management believes the Company's manufacturing capacity could be approximately doubled with limited capital spending by working an additional shift at each facility.

Item 3.  LEGAL PROCEEDINGS

     The Company is engaged in litigation against Super Steel Products Corporation ("SSPC"), the Company's former supplier of mixer systems for forward-discharge concrete mixer trucks under a long-term supply contract. SSPC sued the Company in state court claiming the Company breached the contract. The Company counterclaimed for repudiation of contract. On July 26, 1996, a jury returned a verdict for SSPC awarding damages totaling $4.5 million. On October 10, 1996, the state court judge overturned the verdict against the Company, granted judgment for the Company on its counterclaim, and ordered a new trial for damages on the Company's counterclaim. Both SSPC and the Company appealed the state court judge's decision. On December 8, 1998, the Wisconsin Court of Appeals ordered a state court judge to reinstate the jury verdict against the Company awarding damages totaling approximately $4.5 million plus interest to SSPC. The Company intends to petition for review of this decision by the Wisconsin Supreme Court. The outcome of this matter cannot be predicted at the present time. At September 30, 1998, the Company does not have a reserve relating to this matter.

     The Company was engaged in the arbitration of certain disputes between the Oshkosh Florida Division and O.V. Containers, Inc. ("OV"), which arose out of the performance of a contract to deliver 690 skeletal container chassis. The Company contested warranty and other claims made against it, and reached a settlement in June 1998, which included payment by the Company of $1 million to OV.

     As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third party disposal and recycling facilities that are licensed by appropriate governmental agencies. In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency ("EPA") or a state environmental agency for remediation. Under Comprehensive Environmental Response, Compensation, and Liability Act (the "Superfund" law or "CERCLA") and similar state laws, each potentially responsible party ("PRP") that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up the site. Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup cost.

     As to one such Superfund site, Pierce is one of 414 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently a remedial investigation/feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at September 30, 1998. Actual liability could vary based on results of the study, the resources of other PRPs and the Company's final share of liability.

     The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with recent testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the Company at September 30, 1998. However, this may change as investigations proceed by the Company, other unrelated property owners, and government entities.

     The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust and state dealership regulation compliance proceedings. Although the final results of all such claims cannot be predicted with certainty, management believes that the ultimate resolution of all claims, after taking into account the liabilities accrued with respect to such claims, will not have a material adverse effect on the Company's financial condition or results of operations. Actual results could vary, among other things, due to the uncertainties involved in litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT


    The following table sets forth certain information as of November 15, 1998 concerning the Company's executive officers and other officers. All of the Company's officers serve terms of one year and until their successors are elected and qualified.

             Name                 Age                        Title
  --------------------------    ----------------------------------
  Robert G. Bohn............      45  President and Chief Executive Officer
  Timothy M. Dempsey........      58  Executive Vice President, General Counsel and Secretary
  Paul C. Hollowell.........      57  Executive Vice President and President, Defense
                                      Business
  Dan J. Lanzdorf...........      50  Executive Vice President and President, McNeilus Companies, Inc.
  John W. Randjelovic.......      54  Executive Vice President and President, Pierce
                                      Manufacturing, Inc.
  Charles L. Szews..........      42  Executive Vice President and Chief Financial
                                      Officer
  Matthew J. Zolnowski......      45  Executive Vice President, Corporate
                                      Administration, Strategic Planning and Marketing
  J. David Brantingham......      40  Vice President, Information Systems
  Fred C. Fielding..........      64  Vice President, Government Operations, Washington
                                      D.C.Office
  Ted Henson................      47  Vice President, International Sales
  Mark A. Meaders...........      40  Vice President, Corporate Purchasing and Logistics
  Scott L. Ney..............      47  Vice President and Treasurer
  Thomas J. Polnaszek.......      42  Vice President and Controller
  Donald H. Verhoff.........      52  Vice President, Technology
  James D. Voss.............      57  Vice President, Human Resources



     Robert G. Bohn. Mr. Bohn joined the Company in 1992 as Vice President-Operations. He was appointed President and Chief Operating Officer in 1994. He was appointed President and Chief Executive Officer in October 1997. Prior to joining the Company, Mr. Bohn was Director-European Operations for Johnson Controls, Inc., Milwaukee, Wisconsin, which manufactures, among other things, automotive products. He worked for Johnson Controls from 1984 until 1992. He was elected a Director of the Company in June 1995.

     Timothy M. Dempsey. Mr. Dempsey joined the Company in October 1995 as Vice President, General Counsel and Secretary. Mr. Dempsey has been and continues to be a partner in the law firm of Dempsey, Magnusen, Williamson and Lampe in Oshkosh, Wisconsin.

     Paul C. Hollowell. Mr. Hollowell joined the Company in April 1989 as Vice President-Defense Products and assumed his present position in February 1994.

     Dan J. Lanzdorf. Mr. Lanzdorf joined the Company in 1973 as a design engineer and has served in various assignments including Chief Engineer -- Defense, Director of Defense Engineering, Director of the Defense Business unit, and Vice President of Manufacturing prior to assuming his current position in September 1998.

     John W. Randjelovic. Mr. Randjelovic joined the Company in October 1992 as Vice President and General Manager in charge of the Bradenton, Florida Division. In September 1996, he was appointed Vice President of Manufacturing, Purchasing, and Materials for Pierce and assumed his present position in October 1997.

     Charles L. Szews. Mr. Szews joined the Company in March 1996 as Vice President and Chief Financial Officer and assumed his present position in October 1997. Mr. Szews was previously employed by Fort Howard Corporation, a manufacturer of tissue products, from June 1988 until March 1996 in various positions, including Vice President and Controller from September 1994 until March 1996.

     Matthew  J.   Zolnowski.   Mr.   Zolnowski   joined  the  Company  as  Vice
President-Human Resources in January 1992 and assumed his present position in September 1998.

     J. David Brantingham. Mr. Brantingham joined the Company in April 1995 as Manager of Technical Services and assumed his present position in November 1997. Mr. Brantingham was previously employed by Western Publishing, Inc., a printer and publisher of children's books and a manufacturer of adult games, in various positions including Director of Technical Services from May 1989 through April 1995.

     Fred C. Fielding. Mr. Fielding joined the Company in October 1989 and assumed his present position in January 1991.

     Ted Henson. Mr Henson joined the Company in January 1990 as Contract Specialist and assumed his current position in September 1998. Prior to joining the Company, Mr. Henson served in the U.S. Army, most recently as Brigade Commander Sargent Major.

     Mark A. Meaders. Mr. Meaders joined the Company as Director of Purchasing for Pierce in September 1996 and assumed his present position as Vice President-Corporate Purchasing and Logistics in November 1997. Prior to joining the Company, Mr. Meaders was Vice President-Purchasing for the CA Short Co., Inc., a provider of premium incentives, from 1995 until joining Pierce. Mr. Meaders began his career at the Company's former Chassis Division as the plant manager from 1993-1995. He previously served 13 years in the U.S. Army and departed after attaining the rank of Major.

     Scott L. Ney. Mr. Ney joined the Company in May 1973 as Credit Manager. He served as Treasurer prior to assuming his present position in September 1998.

     Thomas J. Polnaszek. Mr. Polnaszek joined the Company in January 1998 as Corporate Controller and assumed his present position in September 1998. Mr. Polnaszek was previously employed by Wisconsin Pharmacal Company, Inc., a consumer products manufacturer and marketer, from July 1991 to January 1998 as Vice President - Finance and Chief Financial Officer.

     Donald H. Verhoff. Mr. Verhoff joined the Company in May 1973 as a development engineer. He has held positions as Manager of the Test Lab, and Director of New Product Development prior to assuming his present position in November 1997.

     James D. Voss. Mr. Voss joined the Company in March 1992 as Director of Human Resources. Prior to joining the Company, Mr. Voss was employed by the University of Wisconsin as Human Resource Coordinator. Mr. Voss assumed his present position in September 1998.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The information under the captions "Financial Highlights" and Notes 7 and 12 to the Consolidated Financial Statements contained in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1998, is hereby incorporated by reference in answer to this item.

     In July 1995, the company's board of directors authorized the repurchase of up to 1,000,000 shares of Common Stock. As of December 17, 1998, the Company has repurchased 461,535 shares under this program at a cost of $6.6 million.

Item 6.   SELECTED FINANCIAL DATA.

     The information under the caption "Financial Highlights" contained in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1998, is hereby incorporated by reference in answer to this item.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information under the caption "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" contained in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1998, is hereby incorporated by reference in answer to this item.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption "Management's Discussion and Analysis of Consolidated Financial Condition and results of Operation - Market Risk" contained in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1998, is hereby incorporated by reference in answer to this item.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements set forth in the company's Annual Report to Shareholders for the fiscal year ended September 30, 1998, are hereby incorporated by reference in answer to this item. Data regarding quarterly results of operations included in Note 12 to the Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1998, is hereby incorporated by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

          None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the company's definitive proxy statement for the annual meeting of shareholders on February 1, 1999, as filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading "Executive Officers of the Registrant" included under Part I of this report.

Item 11.  EXECUTIVE COMPENSATION.

     The information under the captions "Executive Compensation" contained in the company's definitive proxy statement for the annual meeting of shareholders on February 1, 1999, as filed with the Securities and Exchange Commission is hereby incorporated by reference in answer to this item.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under the caption "Shareholdings of Nominees and Principal Shareholders" contained in the company's definitive proxy statement for the annual meeting of shareholders on February 1, 1999, as filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the captions "Election of Directors" and "Certain Transactions" contained in the company's definitive proxy statement for the annual meeting of shareholders on February 1, 1999, as filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) 1. Financial Statements: The following consolidated financial statements of the company and the report of independent auditors included in the Annual Report to Shareholders for the fiscal year ended September 30, 1998, are incorporated by reference in Item 8:

         Report of Ernst & Young LLP, Independent Auditors
         Consolidated Statements of Income (Loss) for the years ended September 30, 1998, 1997, and 1996 Consolidated Balance Sheets at September 30, 1998, and 1997 Consolidated Statements of Shareholders' Equity for the years ended September 30, 1998, 1997, and 1996. Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997, and 1996 Notes to Consolidated Financial Statements

               2.Financial Statement Schedules:

         Schedule II - Valuation & Qualifying Accounts

         All other schedules are omitted because they are not applicable, or the
         required   information  is  included  in  the  consolidated   financial
         statements or notes thereto.

               3. Exhibits:

                     2.1 Stock Purchase Agreement by and among McNeilus Companies, Inc., the shareholders of McNeilus Companies, Inc., and Oshkosh Truck Corporation dated December 8, 1997 (incorporated by reference to
                            Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 0-13886)).
                      2.2 First Amendment to Stock Purchase Agreement dated February 26, 1998, by and among McNeilus Companies, Inc., the shareholders of McNeilus Companies, Inc. and Oshkosh Truck Corporation (incorporated by reference to Exhibit 2.2 to the Company' Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
                     3.1 Restated Articles of Incorporation of Oshkosh Truck Corporation (incorporated by reference to Exhibit
                            3.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 0-13886)).
                     3.2 By-Laws of Oshkosh Truck Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
                     4.1 Credit Agreement dated February 26, 1998, among Oshkosh Truck Corporation, Bank of America National Trust and Savings Association, as Agent and as Swing Line Lender, and certain other financial institutions (incorporated by reference to Exhibit
                            4.1 to the Company's Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
                     4.2 Indenture dated February 26, 1998, among Oshkosh Truck Corporation, the Subsidiary Guarantors and Firstar Trust Company (incorporated by reference to
                            Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
                     4.3 Form of 8 3/4% Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
                     4.4    Form of Note Guarantee (incorporated by reference to
                            Exhibit 4.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
                     10.1 1990 Incentive Stock Plan for Key Employees, as amended, subject to shareholder approval at the Company's 1999 Annual Meeting of Shareholders.*

                     10.2 1994 Long-Term Incentive Compensation Plan dated March 29, 1994 (incorporated by reference to Exhibit
                            10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994) (File No. 0-13886)).*
                     10.3 Form of Key Employees Employment and Severance Agreement with Messrs. R.G. Bohn, T.M. Dempsey, P.C. Hollowell, C.L. Szews, and M.J. Zolnowski (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 0-13886)).*
                     10.4 Employment Agreement with P.C. Hollowell, Executive Vice President (incorporated by reference to Exhibit
                            10.10 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 0-13886)).*
                     10.5 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-6287)).*
                     10.6 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement (incorporated by reference to
                            Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-6287)).*
                     10.7 Form of 1994 Long-Term Incentive Compensation Plan Award Agreement (incorporated by reference to
                            Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 0-13886)).*
                     10.8 Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling, and consented to by R. Eugene Goodson (incorporated by reference to Exhibit
                            10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 0-13886)).
                     10.9 Employment Agreement dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn.*
                     10.10 Letter Agreement dated as of June 5, 1998, between Oshkosh Truck Corporation and R. Eugene Goodson.*
                     10.11 Employment Agreement with R. E. Goodson as of April 16, 1992 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1992 (File No. 0-13886)).*
                     11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1998).
                     13. 1998 Annual Report to Shareholders, to the extent incorporated herein by reference.
                     21.    Subsidiaries of Registrant.
                     23.    Consent of Ernst & Young LLP
                     27.    Financial Data Schedule

*Denotes a management contract or compensatory plan or arrangement.

       (b) The company was not required to file a report on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          OSHKOSH TRUCK CORPORATION

December 17, 1998         By               /S/ Robert G. Bohn
                              ------------------------------------------
                                 Robert G. Bohn, President and Chief
                                             Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

December 17, 1998                         /S/ R. G. Bohn
                          ----------------------------------------------
                          R. G. Bohn, President and Chief Executive Officer

                          (Principal Executive Officer)


December 17, 1998                         /S/ C. L. Szews
                          ------------------------------------------------------
                          C. L. Szews, Executive Vice President and Chief Financial Officer
                          (Principal Financial Officer)


December 17, 1998                         /S/ T. J. Polnaszek
                          ------------------------------------------------------
                          T. J. Polnaszek, Vice President and Controller (Principal Accounting Officer)


December 17, 1998                         /S/ J. W. Andersen
                          ------------------------------------------------------
                          J. W. Andersen, Director


December 17, 1998                         /S/ D. T. Carroll
                          ------------------------------------------------------
                          D. T. Carroll, Chairman


December 17, 1998                         /S/ General F. M. Franks, Jr.
                          ------------------------------------------------------
                          General F. M. Franks, Jr., Director


December 17, 1998                         /S/ M. W. Grebe
                          ------------------------------------------------------
                          M. W. Grebe, Director


December 17, 1998                         /S/ K. J. Hempel
                          ------------------------------------------------------
                          K. J. Hempel, Director


December 17, 1998                         /S/ S. P. Mosling
                          ------------------------------------------------------
                          S. P. Mosling, Director


December 17, 1998                         /S/ J. P. Mosling, Jr.
                          ------------------------------------------------------
                          J. P. Mosling, Jr., Director


December 17, 1998                         /S/ R. G. Sim
                          ------------------------------------------------------
                            R. G. Sim, Director

                                                                     SCHEDULE II

                            OSHKOSH TRUCK CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS


                 Years Ended September 30, 1998, 1997, and 1996
                                 (In Thousands)




                                              Balance at      Purchase of    Additions
                                            Beginning of      Pierce and     Charged to                     Balance at
             Classification                      Year          McNeilus       Expense      Reductions*     End of Year
             --------------                      ----          --------       -------      ----------      -----------
Receivables -
Allowance for doubtful accounts:
         1996                                    $477           $509          $182          $(102)          $1,066
                                                 ====           ====          ====          ======          ======
         1997                                  $1,066            ---          $881            $23           $1,970
                                               ======            ===          ====            ====          ======
         1998                                  $1,970           $173          $124          $(199)          $2,068
                                               ======           ====          ====          ======          ======




* Represents amounts written off to the reserve, net of recoveries.

                                INDEX TO EXHIBITS


3.       Exhibits:

         2.1      Stock  Purchase  Agreement  by and among  McNeilus  Companies,
                  Inc., the shareholders of McNeilus Companies, Inc., and Oshkosh Truck Corporation dated December 8, 1997 (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 0-13886)).
          2.2 First Amendment to Stock Purchase Agreement dated February 26, 1998, by and among McNeilus Companies, Inc., the shareholders of McNeilus Companies, Inc. and Oshkosh Truck Corporation (incorporated by reference to Exhibit 2.2 to the Company' Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
         3.1 Restated Articles of Incorporation of Oshkosh Truck Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 0-13886)).
         3.2 By-Laws of Oshkosh Truck Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
         4.1 Credit Agreement dated February 26, 1998, among Oshkosh Truck Corporation, Bank of America National Trust and Savings Association, as Agent and as Swing Line Lender, and certain other financial institutions (incorporated by reference to
                  Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
         4.2      Indenture  dated  February  26,  1998,   among  Oshkosh  Truck
                  Corporation, the Subsidiary Guarantors and Firstar Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
         4.3 Form of 8 3/4% Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
         4.4      Form of Note Guarantee  (incorporated  by reference to Exhibit
                  4.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
         10.1 1990 Incentive Stock Plan for Key Employees, as amended, subject to shareholder approval at the Company's 1999 Annual Meeting of Shareholders.*
         10.2 1994 Long-Term Incentive Compensation Plan dated March 29, 1994 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994) (File No. 0-13886)).*
         10.3 Form of Key Employees Employment and Severance Agreement with Messrs. R.G. Bohn, T.M. Dempsey, P.C. Hollowell, C.L. Szews, and M.J. Zolnowski (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 0-13886)).*
         10.4 Employment Agreement with P.C. Hollowell, Executive Vice President (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 0-13886)).*
         10.5 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-6287)).*
         10.6 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No.33-6287)).*
         10.7 Form of 1994 Long-Term Incentive Compensation Plan Award Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 0-13886)).*

         10.8 Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling, and consented to by R. Eugene Goodson (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 0-13886)).
         10.9 Employment Agreement dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn.*
         10.10 Letter Agreement dated as of June 5, 1998, between Oshkosh Truck Corporation and R. Eugene Goodson.*
         10.11 Employment Agreement with R. E. Goodson as of April; 16, 1992 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1992 (File No. 0-13886)).*
         11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1998).
         13. 1998 Annual Report to Shareholders, to the extent incorporated herein by reference.
         21.      Subsidiaries of Registrant.
         23.      Consent of Ernst & Young LLP
         27.      Financial Data Schedule


*Denotes a management contract or compensatory plan or arrangement.