Form 10-K/A
period 1998-09-30
OSHKOSH TRUCK CORP
filed 1999-02-12
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K/A
                             AMENDMENT TO NO. 1 TO

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

         The undersigned registrant hereby amends and restates Items 1, 2, 5, 7, 8, 10 and 14 of its Annual Report on Form 10-K for the fiscal year ended September 30, 1998 to provide in their entirety as follows:

Forward-Looking Statements

As used herein, the "Company" refers to Oshkosh Truck Corporation, including Pierce Manufacturing, Inc. ("Pierce"), McNeilus Companies, Inc. ("McNeilus") and its other wholly-owned subsidiaries, and "Oshkosh" refers to Oshkosh Truck
Corporation, not including Pierce or McNeilus or their wholly-owned subsidiaries. This Annual Report on Form 10-K contains statements that management believes are "forward looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimates", "anticipate", "believe", "should", "plans", or "continue", or the negative thereof or variations thereon or similar terminology. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the following: (1) the consequences of financial leverage;
(2) the cyclical nature of the construction industry; (3) the risks related to reductions or changes in government expenditures; (4) the uncertainty inherent in government contracts; (5) the challenges of integration of acquired businesses; (6) competition; (7) disruptions in the supply of parts or components from sole source suppliers and subcontractors; (8) product liability and warranty claims; (9) labor relations and market conditions; and (10) unanticipated events relating to resolving Year 2000 issues. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

                                     PART I

Item 1    BUSINESS

The Company

         The Company commenced business in 1917 and was incorporated in 1930. The Company is a leading designer, manufacturer and marketer of a broad range of fire and emergency apparatus and specialty commercial and military trucks under the "Oshkosh," "Pierce," "McNeilus" and "MTM" trademarks. The Company's custom and commercial fire apparatus and emergency vehicles include pumpers, aerial and ladder trucks, tankers, heavy-duty rescue vehicles, wildland rough terrain response vehicles, aircraft rescue and firefighting ("ARFF") and snow removal vehicles. The Company's commercial truck lines include refuse truck bodies and rear- and forward-discharge concrete mixers. As the leading manufacturer of severe-duty heavy tactical trucks for the United States Department of Defense ("DoD"), the Company manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel and cargo for combat units. McNeilus has an equity interest in Oshkosh/McNeilus Financial Services Partnership ("OMFSP") which provides lease financing to the Company's customers.

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

     Proprietary Components. The Company's advanced design and engineering capabilities have contributed to the development of proprietary, severe-duty components that enhance truck performance, reduce manufacturing costs and strengthen customer relationships. These proprietary components include front drive and steer axles, transfer cases, cabs, the ALL-STEER electronic all-wheel steering system, independent suspension, the Sky-Arm articulating aerial ladder and the McNeilus Auto Reach Arm, an automated side-loading refuse body. See "Products and Markets" for further discussion of these products and technologies. Management believes these proprietary components provide the
Company a competitive advantage by increasing its vehicles' durability, operating efficiency and vehicle effectiveness. The integration of many of these components across various product lines also reduces the Company's costs to manufacture its products compared to manufacturers who simply assemble purchased components.

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

         The Company has developed a strong relationship with the DoD that has resulted in the Company operating under "family contracts" with the DoD for the PLS, HEMTT, HET and LVS and for DoD vehicle parts. "Family contracts" is the term given to contracts between the Company and the DoD that group similar models together to simplify the acquisition process. Under the vehicle family contracts, the DoD orders a specified range of volume of either PLS and HET trucks or HEMTT and LVS trucks at fixed prices, which allows the Company to predict and plan its long term production and delivery schedules for vehicles. Current family contracts were established in 1996 and 1997 and expire in fiscal years 2000 and 2001.

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

         The Company's backlog at September 30, 1998 was $377.5 million compared to $361.1 million at September 30, 1997. Backlog related to DoD contracts decreased by $94.1 million in 1998 compared to 1997 due to the completion of the IPF contract and because the Company's family contracts are coming up for renewal. The Company's fire and emergency and commercial backlogs increased by $51.2 million and $59.3 million, respectively, generally due to higher sales volumes for Pierce and due to the inclusion of McNeilus in 1998. Substantially all of the Company's backlog at September 30, 1998 pertains to fiscal 1999 business and is expected to be filled in fiscal 1999.

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

Quality Management

     In 1994, Oshkosh commenced a program to educate and train all employees at its Oshkosh facilities in quality principles and to seek ISO 9001 certification to improve the Company's competitiveness in its global markets. ISO 9001 is a set of internationally accepted quality requirements, established by the International Organization for Standardization, which indicates that a company has established and follows a rigouous set of requirements aimed at achieving customer satisfaction by preventing nonconformity in design, development, production, installation and servicing of products. Employees at all levels of the Company are encouraged to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent nonconformance with requirements and produce continuous improvement in all work processes. Oshkosh achieved ISO 9001 certification in 1995 and Pierce achieved ISO 9001 certification in April 1998. The Company is evaluating whether to pursue ISO 9001 certification for McNeilus. Although management does not consider such certification essential for McNeilus' domestic markets, the Company may conclude it is valuable in marketing to certain international customers.

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

Item 2.  PROPERTIES

     Management believes the Company's equipment and buildings are modern, well maintained and adequate for its present and anticipated needs. As of September 30, 1998, the Company operated in eleven manufacturing plants. The Company's manufacturing plants include: The Company's manufacturing plants include:



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

     The Company maintains twelve sales and service centers throughout the United States. The Company owns such facilities in Colton, California; Commerce City, Colorado; Villa Rica, Georgia; Lithia Springs, Georgia; Hutchins, Texas; Morgantown, Pennsylvania; Gahanna, Ohio; and Oshkosh, Wisconsin. The Company leases such facilities in Tacoma, Washington; Salt Lake City, Utah; Aurora, Illinois; and East Granby, Connecticut. These facilities range in size from approximately 5,450 square feet to approximately 36,000 square feet and are used primarily for sales and service of concrete mixers and refuse bodies.

EXECUTIVE OFFICERS OF THE REGISTRANT


    The following table sets forth certain information as of November 15, 1998 concerning the Company's executive officers and other officers. All of the Company's officers serve terms of one year and until their successors are elected and qualified.

             Name                 Age                        Title
  --------------------------    ----------------------------------
  Robert G. Bohn............      45  President and Chief Executive Officer
  Timothy M. Dempsey........      58  Executive Vice President, General Counsel and Secretary
  Paul C. Hollowell.........      57  Executive Vice President and President, Defense
                                      Business
  Dan J. Lanzdorf...........      50  Executive Vice President and President, McNeilus Companies, Inc.
  John W. Randjelovic.......      54  Executive Vice President and President, Pierce
                                      Manufacturing, Inc.
  Charles L. Szews..........      41  Executive Vice President and Chief Financial
                                      Officer
  Matthew J. Zolnowski......      45  Executive Vice President, Corporate
                                      Administration, Strategic Planning and Marketing
  J. David Brantingham......      40  Vice President, Information Systems
  Fred C. Fielding..........      64  Vice President, Government Operations, Washington
                                      D.C.Office
  Ted Henson................      47  Vice President, International Sales
  Mark A. Meaders...........      40  Vice President, Corporate Purchasing and Logistics
  Scott L. Ney..............      47  Vice President and Treasurer
  Thomas J. Polnaszek.......      41  Vice President and Controller
  Donald H. Verhoff.........      52  Vice President, Technology
  James D. Voss.............      57  Vice President, Human Resources



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

     Fred C. Fielding. Mr. Fielding joined the Company in October 1989 and assumed his present position in January 1991.

     Ted Henson. Mr. Henson joined the Company in January 1990 as Contract Specialist and assumed his current position in September 1998. Prior to joining the Company, Mr. Henson served in the U.S. Army, most recently as Brigade Commander Sargent Major.

     Mark A. Meaders. Mr. Meaders joined the Company as Director of Purchasing for Pierce in September 1996 and assumed his present position as Vice President-Corporate Purchasing and Logistics in November 1997. Prior to joining the Company, Mr. Meaders was Vice President-Purchasing for the CA Short Co., Inc., a marketer and distributor of novelty consumer items, from 1995 until joining Pierce. Mr. Meaders began his career at the Company's former Chassis Division as the plant manager from 1993-1995. He previously served 13 years in the U.S. Army and departed after attaining the rank of Major.

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

     The approximate number of record holders of the Company's Class A Common Stock and Common Stock was 114 and 930, respectively, as of November 6, 1998.

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

         Schedule II - Valuation & Qualifying Accounts (Previously filed and incorporated by reference to the Company's Form 10-K for the year ended September 30, 1998.)

         All other schedules are omitted because they are not applicable, or the
         required   information  is  included  in  the  consolidated   financial
         statements or notes thereto.

               3. Exhibits:

                     2.1 Stock Purchase Agreement by and among McNeilus Companies, Inc., the shareholders of McNeilus Companies, Inc., and Oshkosh Truck Corporation dated December 8, 1997 (incorporated by reference to
                            Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 0-13886)).
                      2.2 First Amendment to Stock Purchase Agreement dated February 26, 1998, by and among McNeilus Companies, Inc., the shareholders of McNeilus Companies, Inc. and Oshkosh Truck Corporation (incorporated by reference to Exhibit 2.2 to the Company' Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
                     3.1 Restated Articles of Incorporation of Oshkosh Truck Corporation (incorporated by reference to Exhibit
                            3.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 0-13886)).
                     3.2 By-Laws of Oshkosh Truck Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
                     4.1 Credit Agreement dated February 26, 1998, among Oshkosh Truck Corporation, Bank of America National Trust and Savings Association, as Agent and as Swing Line Lender, and certain other financial institutions (incorporated by reference to Exhibit
                            4.1 to the Company's Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
                     4.2 Indenture dated February 26, 1998, among Oshkosh Truck Corporation, the Subsidiary Guarantors and Firstar Trust Company (incorporated by reference to
                            Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
                     4.3 Form of 8 3/4% Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
                     4.4    Form of Note Guarantee (incorporated by reference to
                            Exhibit 4.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
                     10.1 1990 Incentive Stock Plan for Key Employees, as amended, subject to shareholder approval at the Company's 1999 Annual Meeting of Shareholders.* +

                     10.2 1994 Long-Term Incentive Compensation Plan dated March 29, 1994 (incorporated by reference to Exhibit
                            10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994) (File No. 0-13886)).*
                     10.3 Form of Key Employees Employment and Severance Agreement with Messrs. R.G. Bohn, T.M. Dempsey, P.C. Hollowell, C.L. Szews, and M.J. Zolnowski (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 0-13886)).*
                     10.4 Employment Agreement with P.C. Hollowell, Executive Vice President (incorporated by reference to Exhibit
                            10.10 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 0-13886)).*
                     10.5 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-6287)).*
                     10.6 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement (incorporated by reference to
                            Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-6287)).*
                     10.7 Form of 1994 Long-Term Incentive Compensation Plan Award Agreement (incorporated by reference to
                            Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 0-13886)).*
                     10.8 Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling, and consented to by R. Eugene Goodson (incorporated by reference to Exhibit
                            10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 0-13886)).
                     10.9 Employment Agreement dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn.* +
                     10.10 Letter Agreement dated as of June 5, 1998, between Oshkosh Truck Corporation and R. Eugene Goodson.* +
                     10.11 Employment Agreement with R. E. Goodson as of April 16, 1992 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1992 (File No. 0-13886)).*
                     11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1998).
                     13. 1998 Annual Report to Shareholders, to the extent incorporated herein by reference.+
                     21.    Subsidiaries of Registrant.+
                     23.    Consent of Ernst & Young LLP
                     27.    Financial Data Schedule+
                     99.    Management's   Discussion   and   Analysis   of
                            Consolidated Financial Condition and Results of Operations and Financial Statements and Supplementary Data.

*Denotes a management contract or compensatory plan or arrangement. +Previously filed.

       (b) The company was not required to file a report on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                          OSHKOSH TRUCK CORPORATION



February 12, 1999                       /S/ C. L. Szews
                          ------------------------------------------------------
                          C. L. Szews, Executive Vice President and Chief Financial Officer
                          (Principal Financial Officer)

                                INDEX TO EXHIBITS


3.       Exhibits:

         2.1      Stock  Purchase  Agreement  by and among  McNeilus  Companies,
                  Inc., the shareholders of McNeilus Companies, Inc., and Oshkosh Truck Corporation dated December 8, 1997 (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 0-13886)).
         2.2 First Amendment to Stock Purchase Agreement dated February 26, 1998, by and among McNeilus Companies, Inc., the shareholders of McNeilus Companies, Inc. and Oshkosh Truck Corporation (incorporated by reference to Exhibit 2.2 to the Company' Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
         3.1 Restated Articles of Incorporation of Oshkosh Truck Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 0-13886)).
         3.2 By-Laws of Oshkosh Truck Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
         4.1 Credit Agreement dated February 26, 1998, among Oshkosh Truck Corporation, Bank of America National Trust and Savings Association, as Agent and as Swing Line Lender, and certain other financial institutions (incorporated by reference to
                  Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
         4.2      Indenture  dated  February  26,  1998,   among  Oshkosh  Truck
                  Corporation, the Subsidiary Guarantors and Firstar Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
         4.3 Form of 8 3/4% Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
         4.4      Form of Note Guarantee  (incorporated  by reference to Exhibit
                  4.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
         10.1 1990 Incentive Stock Plan for Key Employees, as amended, subject to shareholder approval at the Company's 1999 Annual Meeting of Shareholders.*+
         10.2 1994 Long-Term Incentive Compensation Plan dated March 29, 1994 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994) (File No. 0-13886)).*
         10.3 Form of Key Employees Employment and Severance Agreement with Messrs. R.G. Bohn, T.M. Dempsey, P.C. Hollowell, C.L. Szews, and M.J. Zolnowski (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 0-13886)).*
         10.4 Employment Agreement with P.C. Hollowell, Executive Vice President (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 0-13886)).*
         10.5 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-6287)).*
         10.6 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No.33-6287)).*
         10.7 Form of 1994 Long-Term Incentive Compensation Plan Award Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 0-13886)).*

         10.8 Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling, and consented to by R. Eugene Goodson (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 0-13886)).
         10.9 Employment Agreement dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn.* +
         10.10 Letter Agreement dated as of June 5, 1998, between Oshkosh Truck Corporation and R. Eugene Goodson.* +
         10.11 Employment Agreement with R. E. Goodson as of April; 16, 1992 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1992 (File No. 0-13886)).*
         11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1998).
         13. 1998 Annual Report to Shareholders, to the extent incorporated herein by reference. +
         21.      Subsidiaries of Registrant. +
         23.      Consent of Ernst & Young LLP
         27.      Financial Data Schedule +
         99. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and Financial Statements and Supplementary Data.

*Denotes a management contract or compensatory plan or arrangement. + Previously filed.
                                       22