Form 10-Q
period 1998-12-31
OSHKOSH TRUCK CORP
filed 1999-02-12
CIK 775158

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 31, 1998

                                       or

( ) Transaction  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
    Exchange Act of 1934

    for the Transition period from ______________ to ______________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X   No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common  Stock  Outstanding  as of January 31, 1999:   284,998

Common   Stock   Outstanding   as  of  January  31,  1999:  8,146,619

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                     FOR THE QUARTER ENDED DECEMBER 31, 1998


                                                                            Page
                                                                            ----

Part I.         Financial Information

        Item 1. Financial Statements

                Condensed Consolidated Statements of Income................... 3

                Condensed Consolidated Balance Sheets......................... 4

                Condensed Consolidated Statement of Shareholders' Equity...... 5


                Condensed Consolidated Statements of Cash Flows............... 6

                Notes to Condensed Consolidated Financial Statements.......... 7


        Item 2. Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations.............. 17

Part II.        Other Information


        Item 1. Legal Proceedings............................................ 23

        Item 6. Exhibits and Reports on Form 8-K............................. 23

Signatures................................................................... 24

                      PART I. ITEM 1. FINANCIAL INFORMATION
                            OSHKOSH TRUCK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                           Three Months Ended
                                                              December 31,
                                                              ------------

                                                             1998        1997
                                                             ----        ----
                                                          (In thousands, except
                                                            per share amounts)

Net sales                                                  $22,693     $151,801
Cost of sales                                               90,585      131,803
                                                           -------     --------
Gross income                                                32,108       19,998
Operating expenses:
  Selling, general and administrative                       16,545       11,510
  Amortization of goodwill and other intangibles             2,735        1,126
                                                           -------     --------
     Total operating expenses                               19,280       12,636
                                                           -------     --------
Operating income                                            12,828        7,362
Other income (expense):
  Interest expense                                          (6,581)      (2,504)
  Interest income                                              186          165
  Miscellaneous, net                                           142           72
                                                           -------     --------
                                                            (6,253)      (2,267)
                                                           -------     --------
Income from operations before income taxes,
  and equity in earnings of unconsolidated
  partnership                                                6,575        5,095
Provision for income taxes                                   3,000        1,955
                                                           -------     --------
                                                             3,575        3,140
Equity in earnings of unconsolidated
  partnership, net of income taxes                             337         ----
Net income                                                 $ 3,912     $  3,140
                                                           =======     ========

Earnings per share                                          $ 0.46      $  0.38
                                                            ======      =======

Earnings per share assuming dilution                        $ 0.45      $  0.37

Cash dividends:
  Class A Common Stock                                   $ 0.10875   $  0.10875
  Common Stock                                           $ 0.12500   $  0.12500



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 December 31,     September 30,
                                                    1998              1998
                                                (Unaudited)
ASSETS                                                  (In thousands)
Current assets:
  Cash and cash equivalents                    $      3,173       $   3,622
  Receivables, net                                   75,910          80,982
  Inventories                                       185,225         149,191
  Prepaid expenses and other                         19,986          16,049
                                               ------------       ---------
      Total current assets                          284,294         249,844

Investment in unconsolidated partnership             14,368          13,496
Other long-term assets                               14,629          14,198
Property, plant and equipment                       158,542         156,783
Less accumulated depreciation                       (78,049)        (75,947)
                                               ------------       ---------
  Net property, plant and equipment                  80,493          80,836
Goodwill and other intangible assets, net           324,268         326,665
                                               ------------       ---------
Total assets                                   $    718,052       $ 685,039
                                               ============       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $     68,944       $  65,171
  Floor plan notes payable                           36,938          11,645
  Customer advances                                  53,503          44,915
  Payroll-related obligations                        16,967          24,124
  Accrued warranty                                   14,114          15,887
  Other current liabilities                          42,503          43,498
  Current maturities of long-term debt                6,682           3,467
                                               ------------       ---------
      Total current liabilities                     239,651         208,707
Long-term debt                                      273,274         277,337
Deferred income taxes                                49,279          47,832
Other long-term liabilities                          21,490          19,867
Shareholders' equity                                134,358         131,296
                                               ------------       ---------
Total liabilities and shareholders' equity     $    718,052       $ 685,039
                                               ============       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS'
                                     EQUITY

                      THREE MONTHS ENDED DECEMBER 31, 1998

                                   (Unaudited)



                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                                                                          Income (Loss)
                                                                                           - Minimum
                                                                                            Pension
                                     Common    Paid-in    Retained   Common Stock in       Liability
                                     Stock     Capital    Earnings       Treasury          Adjustment     Total
                                     -----     -------    --------   ---------------    --------------    -----
                                                                     (In thousands)
Balance at September 30, 1998       $  93     $ 14,712   $ 130,959     $ (12,664)       $  (1,804)       $ 131,296
Comprehensive income:
  Net Income                           --           --       3,912            --               --               --
  Other                                --           --          --            --               --               --
                                                                                                         ---------
                                                                                                             3,912
Cash dividends:
  Class A Common  Stock                --           --        (32)            --               --              (32)
  Common Stock                         --           --     (1,017)            --               --           (1,017)
Other                                  --          111       --               88               --              199
                                    ------    ---------   ---------     ---------       ---------        ---------
Balance at December 31,
 1998                               $  93     $ 14,823   $ 133,822     $ (12,576)       $  (1,804)       $ 134,358
                                    ======    =========   =========     =========       =========        =========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                                December 31,
                                                             1998          1997
                                                             ----          ----
Operating activities:                                          (In thousands)
  Net income                                              $  3,912     $  3,140
  Non-cash adjustments                                       2,798        3,824
  Changes in operating assets and liabilities               (1,784)       9,815
                                                          --------     --------
      Net cash provided from operating activities            4,926       16,779

Investing activities:
  Acquisition of businesses, net of cash acquired              ----      (3,461)
  Additions to property, plant and equipment                (1,853)      (1,697)
  Proceeds from sale of property, plant and equipment           27           66
  Increase in other long-term assets                        (1,788)      (1,005)
                                                          --------     --------
      Net cash used for investing activities                (3,614)      (6,097)

         Net cash used for discontinued operations             ----        (491)

Financing activities:
  Net borrowings (repayments) under revolving credit          (700)       7,820
    Facility
  Repayments of long-term debt                                (148)     (40,000)
  Dividends paid                                            (1,048)      (1,032)
  Other                                                        135          ----
                                                          --------     --------
      Net cash used for financing activities                (1,761)     (33,212)
                                                          --------     --------

Decrease in cash and cash equivalents                         (449)     (23,021)

Cash and cash equivalents at beginning of period             3,622       23,219
                                                          --------     --------

Cash and cash equivalents at end of period                $  3,173     $    198
                                                          ========     ========

Supplementary disclosures:
  Depreciation and amortization                           $  5,373     $  3,283
  Cash paid for interest                                     4,252        2,498
  Cash paid for income taxes                                 6,320        2,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                   (Unaudited)

1. BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

The condensed consolidated financial statements included herein have been prepared by Oshkosh Truck Corporation (the "Company") without audit. However, the foregoing financial statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the condensed consolidated financial statements. Certain reclassifications have been made to the 1998 condensed consolidated financial statements to conform to the 1999 presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 annual report to shareholders.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS")No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on the results of operations or the financial position of the Company.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. In addition, this statement requires the annual disclosure of information concerning revenues derived from the enterprise's products or services, countries in which it earns revenue or holds assets, and major customers. The statement is effective for fiscal years beginning after December 15, 1997. The Company expects to adopt this statement in the fourth quarter of fiscal 1999. The adoption of SFAS No. 131 will not affect the Company's results of operations, financial position or cash flows, but will affect the disclosure of segment information.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. The Company adopted SFAS No. 130 on October 1, 1998. Comprehensive income has been included in the Company's Consolidated Statement of Shareholders' Equity.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

                                                         Three Months Ended
                                                            December 31,
                                                            ------------
                                                       1998              1997
                                                       ----              ----
Denominator for basic earnings per share             8,423,903        8,340,854
Effect of dilutive options and incentive
  compensation awards                                  177,702           96,621
                                                --------------     ------------
Denominator for dilutive earnings per share          8,601,605        8,437,475
                                               ===============     ============


3. INVENTORIES

Inventories consist of the following:

                                                     December 31,  September 30,
                                                          1998          1998
                                                            (In thousands)
Finished products                                   $   38,271       $   27,916
Partially finished products                             73,839           52,700
Raw materials, purchased chassis, and parts             82,516           77,675
                                                    ----------       ----------
Inventories at FIFO cost                               194,626          158,291
Excess of FIFO cost over LIFO cost                      (9,401)          (9,100)
                                                    ----------       ----------
                                                    $  185,225       $  149,191
                                                    ==========       ==========

Title to all inventories related to government contracts which provide for progress payments vests in the government to the extent of unliquidated progress payments.

4. ACQUISITIONS

On February 26, 1998, the Company acquired for cash all of the issued and outstanding capital stock of McNeilus Companies, Inc. ("McNeilus") and entered into related non-compete and ancillary agreements for a net acquisition price of $217.6 million, including acquisition costs and net of cash acquired. The acquisition was financed from borrowings under a Senior Credit Facility and the issuance of Senior Subordinated Notes. McNeilus is a leading manufacturer and marketer of rear-discharge concrete mixers for the construction industry and refuse truck bodies for the waste services industry in the United States.

The acquisition was accounted for using the purchase method of accounting, and accordingly, the operating results of McNeilus are included in the Company's consolidated statements of income since the date of acquisition. The purchase price, including acquisition costs, was allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. Approximately $61.0 million of the purchase price was allocated to the distribution network and other intangible assets, including non-competition agreements. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $108.9 million and has been accounted for as goodwill.

Pro forma unaudited condensed consolidated operating results of the Company, assuming McNeilus had been acquired as of October 1, 1997, are summarized below:

                                           Three Months Ended
                                            December 31, 1997
                                            -----------------
                                 (In thousands, except per share amounts)
Net sales                                $         224,870
Net income                               $           3,386
Earnings per share                       $            0.41
Earnings per share assuming
  dilution                               $            0.41

5. LONG-TERM DEBT

The Company has outstanding a Senior Credit Facility and $100.0 million of 8 3/4% Senior Subordinated Notes due March 1, 2008. The Senior Credit Facility consists of a six year $100.0 million revolving credit facility ("Revolving Credit Facility") and three term loan facilities ("Term Loan A", "Term Loan B", and "Term Loan C"). The outstanding balances as of December 31, 1998 on the Revolving Credit Facility, Term Loan A, Term Loan B, and Term Loan C are $5.3 million, $87.0 million, $42.5 million, and $42.5 million, respectively.

At December 31, 1998, outstanding borrowings of $5.3 million and $12.1 million of outstanding letters of credit reduced available capacity under the Revolving Credit Facility to $82.6 million.

Substantially all the tangible and intangible assets of the Company and its subsidiaries (including the stock of certain subsidiaries) are pledged as collateral under the Senior Credit Facility. The Senior Credit Facility includes customary affirmative and negative covenants and requires mandatory prepayments to the extent of "excess cash flows" as defined in the Senior Credit Facility.

The Senior Subordinated Notes were issued pursuant to an Indenture dated February 26, 1998 (the "Indenture"), between the Company, the Subsidiary Guarantors (as defined below) and Firstar Trust Company, as trustee. The Indenture contains customary affirmative and negative covenants. In addition to the Company, certain of the Company's subsidiaries, fully, unconditionally, jointly and severally guarantee the Company's obligations under the Senior Subordinated Notes.

6. SHAREHOLDER RIGHTS PLAN

On February 1, 1999, the Board of Directors of the Company adopted a shareholder rights plan and declared a rights dividend of one Preferred Share Purchase Right ("Right") for each share of Common Stock and 20/23 of one Right for each share of Class A Common Stock outstanding on February 8, 1999, and provided that one Right and one 20/23 Right would be issued with each share of Common Stock and Class A Common Stock, respectively, thereafter issued. The Rights are exercisable only if a person or group acquires 15% or more of the Common Stock and Class A Common Stock or announces a tender offer for 15% or more of the Common Stock and Class A Common Stock. Each Right entitles the holder thereof to purchase from the

Company one one-hundredth share of the Company's Series A Junior Participating Preferred Stock at an initial exercise price of $145 per one one-hundredth of a share (subject to adjustment), or, upon the occurrence of certain events, Common Stock or common stock of an acquiring company having a market value equivalent to two times the exercise price. Subject to certain conditions, the Rights are redeemable by the Board of Directors for $.01 per Right and are exchangeable for shares of Common Stock. The Board of Directors is also authorized to reduce the 15% threshold referred to above to not less than 10%. The Rights have no voting power and initially expire on February 1, 2009.

7. COMMITMENTS AND CONTINGENCIES

The Company is engaged in litigation against Super Steel Products Corp. ("SSPC"), the Company's former supplier of mixer systems for forward-discharge concrete mixer trucks under a long-term supply contract. SSPC sued the Company in state court claiming the Company breached the contract. The Company counterclaimed for repudiation of the contract. On July 26, 1996, a jury returned a verdict for SSPC awarding damages totaling $4.5 million. On October 10, 1996, the state court judge overturned the verdict against the Company, granted judgment for the Company on its counterclaim, and ordered a new trial for damages on the Company's counterclaim. Both SSPC and the Company appealed the state court judge's decision to the Wisconsin Court of Appeals. On December 8, 1998, the Wisconsin Court of Appeals ordered the state court judge to reinstate the jury verdict against the Company awarding damages totaling $4.5 million plus interest to SSPC. The Company has petitioned for review of this decision by the Wisconsin Supreme Court. The ultimate outcome of this matter cannot be predicted at the present time. During the quarter ended December 31, 1998, the Company established a reserve relating to this matter.

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

As to one such Superfund site, Pierce is one of 414 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. A remedial investigation/ feasibility study was completed in September 1998. A feasibility study and modeling report are to be completed in February 1999. As such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at December 31, 1998.

Actual liability could vary based on results of the study, the resources of other PRPs and the Company's final share of liability.

As to another such Superfund site, Oshkosh Truck Corporation and its former Trailer Division are two of approximately 1,450 customers of one of the potential PRPs that have received notification of identification as such a PRP. No further evidence concerning the site, its environmental issues or any other information has been furnished. The Company believes that it will be a de minimis level PRP, if any liability is established, so that any such liability will not be material. Actual liability could vary based upon subsequently available information.

The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected in the groundwater at the Company's North Plant facility with recent testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and believes that it is adequately covered through reserves established by the Company at December 31, 1998. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability and state dealership regulation compliance proceedings, that arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to such matters and claims, will not have a material adverse effect on the Company's financial condition or results of operations. Actual results could vary, among other things, due to the uncertainties involved in litigation.

The Company has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements totaling approximately $1,000 at December 31, 1998. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $97.9 million and open standby letters of credit issued by the Company's bank in favor of third parties totaling approximately $12.1 million at December 31, 1998.

8. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed  consolidating financial information for:
(a)  the  Company;  (b) on a  combined  basis,  the  guarantors  of  the  Senior

Subordinated Notes (which include all of the wholly-owned subsidiaries of the Company ("Subsidiary Guarantors") other than McNeilus Financial Services, Inc., Oshkosh/McNeilus Financial Services, Inc., and Nation's Casualty Insurance, Inc., which are the only non-guarantor subsidiaries of the Company ("Non-Guarantor Subsidiaries"); and (c) on a combined basis, the Non-Guarantor Subsidiaries. Condensed consolidating financial information has not been presented for any period prior to February 26, 1998 because no Non-Guarantor Subsidiaries existed prior to that date. Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

The Company is comprised of Wisconsin and Florida manufacturing operations and certain corporate management, information services and finance functions. Borrowings and related interest expense under the Senior Credit Facility and the Senior Subordinated Notes are charged to the Company. The Company has allocated a portion of this interest expense to Pierce Manufacturing, Inc. through a formal lending arrangement. There are presently no management fee arrangements between the Company and its Non-Guarantor Subsidiaries.

                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                  For the Three Months Ended December 31, 1998
                                   (Unaudited)

                                                Subsidiary   Non-Guarantor
                                      Company   Guarantors   Subsidiaries    Eliminations   Consolidated
                                                            (In thousands)
Net sales                             $75,754     $146,939      $----         $   ----       $  222,693
Cost of sales                          65,362      125,223       ----             ----          190,585
                                      -------     --------       ----             ----        ---------
Gross income                           10,392       21,716       ----             ----           32,108
Operating expenses:
  Selling, general and
    administrative                      7,298        9,204         43             ----           16,545
  Amortization of goodwill and
    other intangibles                     ----       2,735       ----             ----            2,735
                                      -------     --------       ----             ----        ---------
      Total operating expenses          7,298       11,939         43             ----           19,280
                                      -------     --------       ----             ----        ---------
Operating income (loss)                 3,094        9,777        (43)            ----           12,828
Other income (expense):
  Interest expense                     (6,184)      (1,972)      ----            1,575           (6,581)
  Interest income                          74        1,675         12           (1,575)             186
  Miscellaneous, net                       72           38         32             ----              142
                                      -------     --------       ----             ----        ---------
                                       (6,038)        (259)        44             ----           (6,253)
                                      -------     --------       ----             ----        ---------
Income from operations before
  income taxes, and equity in
  earnings of subsidiaries and
  unconsolidated partnership           (2,944)       9,518          1             ----            6,575
Provision (credit) for income taxes    (1,119)       4,119       ----             ----            3,000
                                      -------     --------       ----          -------          -------
                                       (1,825)       5,399          1             ----            3,575
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                   5,737         ----        337           (5,737)             337
                                      -------     --------       ----          -------         --------
Net income                            $ 3,912     $  5,399       $338         $ (5,737)        $  3,912
                                      =======     ========       ====          =======         ========

                            OSHKOSH TRUCK CORPORATION
                     Condensed Consolidating Balance Sheets
                                December 31, 1998
                                   (Unaudited)



                                                  Subsidiary     Non-Guarantor
                                    Company       Guarantors     Subsidiaries    Eliminations    Consolidated
                                                                (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents        $     929      $    1,053       $   1,191    $       ----    $      3,173
  Receivables, net                    33,838          41,965             107            ----          75,910
  Inventories                         53,159         132,066            ----            ----         185,225
  Prepaid expenses and other          11,746           6,349           1,891            ----          19,986
                                   ---------      ----------       ---------    ------------    ------------
     Total current assets             99,672         181,433           3,189            ----         284,294
Investment in and advances to:
  Subsidiaries                       361,805          (2,498)           ----        (359,307)           ----
  Unconsolidated partnership            ----            ----          14,368            ----          14,368
Other long-term assets                 8,653           5,963              13            ----          14,629
Net property, plant and equipment     23,333          57,160            ----            ----          80,493
Goodwill and other intangible
  assets, net                          1,108         323,160            ----            ----         324,268
                                   ---------      ----------       ---------    ------------     -----------
Total assets                       $ 494,571      $  565,218       $  17,570    $   (359,307)    $   718,052
                                   =========      ==========       =========    =============    ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                 $  28,684      $   40,235       $      25        $   ----    $     68,944
  Floor plan notes payable              ----          36,938            ----            ----          36,938
  Customer advances                    1,777          51,726            ----            ----          53,503
  Payroll-related obligations          5,935          11,005              27            ----          16,967
  Accrued warranty                     5,330           8,784            ----            ----          14,114
  Other current liabilities           23,733          14,394           4,376            ----          42,503
  Current maturities of long-term
    debt                               6,431             251            ----            ----           6,682
                                   ---------      ----------       ---------        --------     -----------
     Total current liabilities        71,890         163,333           4,428            ----         239,651
Long-term debt                       270,869           2,405            ----            ----         273,274
Deferred income taxes                 (2,493)         36,132          15,640            ----          49,279
Other long-term liabilities           19,947           1,543            ----            ----          21,490
Investments by and advances from
  (to) parent                           ----         361,805          (2,498)       (359,307)           ----
Shareholders' equity                 134,358            ----            ----            ----         134,358
                                   ---------     -----------       ---------        --------     -----------
Total liabilities and shareholders'
  equity                           $ 494,571      $  565,218       $  17,570       $(359,307)    $   718,052
                                   =========      ==========       =========       ==========    ===========



                            OSHKOSH TRUCK CORPORATION
                     Condensed Consolidating Balance Sheets
                               September 30, 1998
                                   (Unaudited)


                                                  Subsidiary    Non-Guarantor
                                    Company       Guarantors    Subsidiaries     Eliminations    Consolidated
                                                               (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents         $  1,065      $      979       $   1,578        $   ----    $      3,622
  Receivables, net                    41,009          39,863             110            ----          80,982
  Inventories                         47,191         102,000            ----            ----         149,191
  Prepaid expenses and other           9,059           5,099           1,891            ----          16,049
                                    --------      ----------       ---------        --------     -----------
     Total current assets             98,324         147,941           3,579            ----         249,844
Investment in and advances to:
  Subsidiaries                       363,189          (4,585)           ----        (358,604)           ----
  Unconsolidated partnership            ----            ----          13,496            ----          13,496
Other long-term assets                 9,276           4,960             (38)           ----          14,198
Net property, plant and equipment     23,789          57,047            ----            ----          80,836
Goodwill and other intangible
  assets, net                          1,108         325,557            ----            ----         326,665
                                    --------      ----------       ---------        --------         -------
Total assets                        $495,686      $  530,920       $  17,037       $(358,604)      $ 685,039
                                    ========      ==========       =========        ========         =======

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                  $ 30,843      $   34,294       $      34        $   ----    $     65,171
  Floor plan notes payable              ----          11,645            ----            ----          11,645
  Customer advances                    1,689          43,226            ----            ----          44,915
  Payroll-related obligations          8,749          15,348              27            ----          24,124
  Accrued warranty                     5,689          10,198            ----            ----          15,887
  Other current liabilities           23,710          15,037           4,751            ----          43,498
  Current maturities of long-term
    debt                               3,216             251            ----            ----           3,467
                                     -------        --------       ---------         -------        --------
     Total current liabilities        73,896         129,999           4,812            ----         208,707
Long-term debt                       274,784           2,553            ----            ----         277,337
Deferred income taxes                 (2,394)         33,416          16,810            ----          47,832
Other long-term liabilities           18,104           1,763            ----            ----          19,867
Investments by and advances from
  (to) parent                           ----         363,189          (4,585)       (358,604)           ----
Shareholders' equity                 131,296            ----            ----            ----         131,296
                                    --------      ----------       ---------        --------         -------
Total liabilities and shareholders'
  equity                            $495,686      $  530,920       $  17,037       $(358,604)       $685,039
                                    ========      ==========       =========        ========        ========



                            OSHKOSH TRUCK CORPORATION
                Condensed Consolidating Statements of Cash Flows
                  For the Three Months Ended December 31, 1998
                                   (Unaudited)


                                                  Subsidiary    Non-Guarantor
                                      Company     Guarantors    Subsidiaries      Eliminations   Consolidated
                                 (In thousands)

Operating activities:
  Net income                         $ 3,912       $   5,399       $     338        $ (5,737)     $    3,912
  Non-cash adjustments                (1,170)          5,690          (1,722)           ----           2,798
  Changes in operating assets and
    liabilities                       (2,213)            810            (381)           ----          (1,784)
                                     --------      ---------       ----------       --------      -----------
Net cash provided from (used for)
  operating activities                   529          11,899          (1,765)         (5,737)          4,926

Investing activities:
  Investments in and advances to
    subsidiaries                       1,384          (8,870)          1,749           5,737            ----
  Additions to property, plant and
    equipment                           (462)         (1,391)           ----            ----          (1,853)
  Other                                   26          (1,416)           (371)           ----          (1,761)
                                     -------      ----------      ----------        --------      ----------
Net cash provided from (used for)
  investing activities                   948         (11,677)          1,378           5,737          (3,614)

Financing activities:
  Net payments under revolving
    credit facility                     (700)           ----            ----            ----            (700)
  Repayments of long term debt          ----            (148)           ----            ----            (148)
  Dividends paid                      (1,048)           ----            ----            ----          (1,048)
  Other                                  135            ----            ----            ----             135
                                     -------       ---------       ---------        --------      ----------
Net cash used for financing
  activities                          (1,613)           (148)           ----            ----          (1,761)
                                     --------     ----------       ---------        --------      -----------
Increase (decrease) in cash and cash
  equivalents                           (136)             74            (387)           ----            (449)
Cash and cash equivalents at
  beginning of period                  1,065             979           1,578            ----           3,622
                                     -------       ---------       ---------        --------      ----------
Cash and cash equivalents at end of
  period                             $   929       $   1,053       $   1,191       $    ----     $     3,173
                                     =======       =========       =========        ========      ==========


Item 2. Oshkosh Truck Corporation
Management's Discussion and Analysis of
Consolidated Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS


This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this report contain statements that management believes are "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this report, including, without limitation, statements regarding Oshkosh Truck Corporation's (the "Company" or "Oshkosh") future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimates", "anticipate", "believe", "should", "plans", or "continue", or the negative thereof or variations thereon or similar terminology. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the following: (1) the consequences of financial leverage;
(2) the cyclical nature of the construction industry; (3) the risks related to reductions or changes in government expenditures; (4) the uncertainty inherent in government contracts; (5) the challenges of integration of acquired businesses; (6) competition; (7) disruptions in the supply of parts or components from sole source suppliers and subcontractors; (8) product liability and warranty claims; (9) labor relations and market conditions; and (10) unanticipated events relating to resolving Year 2000 issues. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.


Results of Operations

First Quarter 1999 Compared to 1998

Oshkosh Truck Corporation (the "Company" or "Oshkosh") reported net income of $3.9 million, or $0.45 per share, on sales of $222.7 million for the first quarter of fiscal 1999, compared to net income of $3.1 million, or $0.37 per share, on sales of $151.8 million for the first quarter of fiscal 1998.

Sales of commercial and fire and emergency products increased in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 while sales of defense products decreased. Commercial and fire and emergency sales in the first quarter of fiscal 1999 increased $89.6 million, or 110.5%, from the first quarter of fiscal 1998 to $170.7 million. An increase of $82.6 million in sales of construction and refuse vehicles and a $7.0 million increase in sales of fire and emergency apparatus accounted for substantially all of the increase. Sales by McNeilus Companies Inc. ("McNeilus"), acquired on February 26, 1998, accounted for all the increase in sales of construction and refuse vehicles. Sales of defense products totaled $52.0 million in the first quarter of fiscal 1999, a decrease of $18.7 million, or 26.4%, compared to the first quarter of fiscal 1998. Defense sales declined due to the trend in lower heavy military truck spending in the federal budget and the completion of the ISO-Compatible Palletized Flatrack contract in July 1998. Vehicle sales under the recently awarded U.S. Marine Corps Medium Tactical Truck Replacement ("MTTR") contract will not begin until fiscal 2000.

Gross income in the first quarter of fiscal 1999 totaled $32.1 million, or 14.4% of sales, compared to $20.0 million, or 13.2% of sales, in the first quarter of fiscal 1998. McNeilus contributed $13.4 million of gross income in the first quarter of fiscal 1999.

Operating expenses totaled $19.3 million, or 8.7% of sales, in the first quarter of fiscal 1999 compared to $12.6 million, or 8.3% of sales, in the first quarter of fiscal 1998. Substantially all the increase in operating expenses in the first quarter of fiscal 1999 related to the operations of McNeilus, including $1.6 million in amortization expense, or 0.7% of sales.

Interest expense increased to $6.6 million in the first quarter of fiscal 1999 compared to $2.5 million in the first quarter of fiscal 1998. The increase in interest expense is primarily due to additional borrowings to finance the acquisition of McNeilus, net of debt repayment.

The effective income tax rate for combined federal and state income taxes for the first quarter of fiscal 1999 was 45.6% compared to 38.4% for the first quarter of fiscal 1998. The effective income tax rate for the first quarter of fiscal 1999 was impacted by non-deductible goodwill amortization of $1.3 million. The effective income tax rate for the first quarter of fiscal 1998 was impacted by non-deductible goodwill amortization of $0.7 million and the reversal of $0.3 million of income tax provisions recognized in earlier periods.

Financial Condition

First Three Months of 1999

During the first three months of fiscal 1999,  cash  decreased by $0.4  million.
Cash provided from operations during the period of $4.9 million was used primarily to fund $0.1 million of debt repayments,$0.7 reduction in borrowings under the Company's revolving credit facility, capital additions of $1.9 million and to pay dividends of $1.0 million.

First Three Months of 1998

During the first three months of fiscal 1998, cash decreased $23.0 million. Cash of $23.0 million, cash provided from operations of $16.8 million and increases in borrowings under the Company's revolving credit facility of $7.8 million, or a total of $47.6 million was used primarily to fund the repayment of long-term debt of $40.0 million, the acquisition of Nova Quintech for $3.5 million, capital additions of $1.7 million and dividends of $1.0 million.

Liquidity and Capital Resources

The Company's primary cash requirements are expected to include working capital, interest and principal payments on indebtedness, capital expenditures, dividends and potentially, future acquisitions. The primary sources of cash are expected to be cash flow from operations and borrowings under the Company's Senior Credit Facility. Based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for the foreseeable future, including the effect of the recently awarded U.S. Marine Corps Medium Tactical Truck Replacement ("MTTR") Contract.

Backlog

The Company's backlog as of December 31, 1998 was $474 million, compared to $378 million at December 31, 1997. The backlog at December 31, 1998 includes $116 million with respect to U.S. Government contracts (including $45 million for the funded portion of the MTTR contract), $174 million related to Pierce Manufacturing Inc. ("Pierce"), $107 million with respect to McNeilus and the remainder relates to other commercial and fire and emergency products. The backlog excludes the unfunded portion of the MTTR contract ($739 million at December 31, 1998). Approximately 10% of the Company's backlog orders will not be filled within fiscal 1999. Most of the Company's revenues are derived from customer orders prior to commencing production.

Year 2000

General


     The Company commenced a corporate-wide Year 2000 project ("Project 2000") in 1997 to address issues with respect to the ability of computer programs and embedded computer chips to distinguish between the years 1900 and 2000. Project 2000 is on schedule in all material respects. All of the Company's principal, enterprise resource planning systems are scheduled to be Year 2000 ready by March 31, 1999. Other information systems that are believed to pose lesser risks in the event of Year 2000 failure are scheduled to be upgraded or replaced by mid-1999. Issues with respect to embedded computer chips will continue to be addressed throughout 1999 based on a prioritization of risks. Tests have been and will continue to be conducted with respect to information systems, telephone systems, manufacturing equipment, Company-produced trucks and equipment and other systems and equipment which might exhibit Year 2000 issues in order to determine the extent of any continuing corrective action required.

Project 2000

     Project 2000 is addressing four principal areas--Infrastructure and Applications Software; Company-produced trucks and equipment; Process Controls and Instrumentation ("PC&I"); and third-party suppliers and customers ("External Parties"). The project phases common to each area include: (1) development of an inventory of Year 2000 risks;

(2) assignment of priorities to identified risks; (3) assessment of Year 2000 compliance and impact of noncompliance; (4) tests to determine whether any upgrade or replacement is required; (5) upgrade or replacement of items that are determined not to be Year 2000 compliant if the impact of noncompliance is material; and (6) design and implementation of contingency and business continuation plans for each organization and facility.

    At December 31, 1998, the initial inventory and priority assessment phases for each area of Project 2000 have been completed. Material items are those believed by the Company to have a risk involving the safety of individuals, or that may cause damage to property or affect revenues and expenses.

    Infrastructure and Applications Software--As the Company addresses its infrastructure and applications software, it tests and then upgrades or replaces the affected hardware and systems software, as necessary. The Company maintains two enterprise resource planning ("ERP") computer systems at its Oshkosh operations and one system each at its Pierce, McNeilus and Florida operations. The Company installed an upgraded release of software (which is certified by the software vendor as being Year 2000 ready) to its ERP system for truck operations in Oshkosh in July 1998. Programming to upgrade the remaining Oshkosh ERP system for its parts operations was completed in December 1998. As of December 31, 1998, Pierce was approximately two-thirds complete with respect to a project to replace all of its hardware and business systems with a new, Year 2000 ready, ERP system and related hardware. This project is scheduled for completion by March 31, 1999. McNeilus installed an upgraded release to its ERP systems in August and September 1998. Validation testing at McNeilus to assure that the upgrade is Year 2000 ready is scheduled for completion by July 31, 1999. The Company is planning the consolidation of its Florida computer operations into Oshkosh's computer operations by September 30, 1999 and, accordingly, will not upgrade the ERP systems currently in use at this facility.

    Other infrastructure and applications software, including engineering systems, are believed to pose lesser risks in the event of Year 2000 noncompliance due to a wider range of less disruptive commercial options available to cure noncompliance. The Company plans to upgrade or replace all such non-compliant systems by June 30, 1999.

    Company-Produced Trucks and Equipment--The Company has communicated with suppliers that are critical to the manufacture of its products to verify whether computer chips embedded in its trucks and equipment are Year 2000 ready, and has issued Service Bulletins to customers with respect to the findings. While the Company has not identified any material issues with respect to computer chips embedded into its products, investigations as to such issues, if any, will continue. Nevertheless, there can be no assurance at this time that its investigation was complete or that material warranty and product liability issues will not develop with respect to this matter. To the extent that suppliers of the Company experience Year 2000 problems (or are unable to certify that their products are Year 2000 compliant) and the Company is unable to source alternate suppliers, changes to the Company's products may be necessary to avoid warranty and liability, both as to products already in use, and as to products to be shipped in the future.

    PC&I--The Company completed the assessment of all PC&I embedded computer chips on February 5, 1999. Certain systems, such as telephone systems, have been upgraded to be Year 2000 ready, or are planned to be upgraded by June 30, 1999. Current indications are that the Company's critical equipment and systems will not require material upgrades or replacements. The testing and necessary improvements of PC&I equipment will continue throughout 1999.

    External Parties--The Company is surveying critical parts and all chassis suppliers to assess the Year 2000 readiness of their products and business systems. The Company's largest suppliers are large public companies and, as such, generally have significant projects underway similar to Project 2000.
There can be no assurance that these suppliers or the Company's smaller suppliers will not have Year 2000 issues with their processes or business systems that ultimately could have a material effect on the Company in spite of such projects. Where suppliers are deemed to pose significant risk to the Company, alternate suppliers or contingency plans are being developed.

    The Company does not maintain significant computer interfaces with its customers, except with the DoD, where invoices and remittances are sent by electronic data interchange. The DoD is an extremely large organization. Certain departments within the DoD, which interface with the Company, have communicated targets to be Year 2000 compliant as early as March 31, 1999. However, the DoD has not provided the Company with any assurances that its systems will be Year 2000 compliant, or whether DoD computer interfaces with other U.S. government entities will be Year 2000 ready. Should the DoD encounter Year 2000 difficulties, the Company's sales and cash flows could be materially adversely affected. There also can be no assurance that the Company's other customers will not lose business or otherwise encounter Year 2000 issues that could ultimately affect the sales and earnings of the Company.

Costs

    Based on the Company's assessment to date and considering known items, the Company does not expect the total cost associated with required hardware, equipment and software modifications to become Year 2000 ready to be material to the Company's financial position. The total estimated capital costs (which would have been incurred regardless of Year 2000 issues and which have the incidental consequence of Year 2000 readiness) and period expenses of Project 2000 are $8.7 million and $0.6 million, respectively, of which $5.0 million and $0.5 million, respectively, have been expended as of December 31, 1998. Approximately $7.9 million of the estimated capital costs relate to the replacement of all the hardware and business systems at Pierce, which is scheduled for completion by March 31, 1999. To date, none of the Company's other information systems projects have been delayed due to Project 2000.

Risks

    Under Project 2000 (as in any project of this magnitude and scope), the risk of underestimating the tasks and difficulties to be encountered, or in obtaining necessary personnel, exist. Risk also exists in that the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, cash flows and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, cash flows or financial condition. Project 2000 is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material External Parties. The Company believes that, with the installation of new or upgraded ERP business systems and completion of Project 2000 as scheduled, the possibility of significant interruptions of normal operations should be reduced. The Company is in the process of establishing contingency plans in the event that any unexpected issues arise when the Year 2000 arrives. The Company expects contingency planning to be complete by August 1, 1999.

Market Risk

     The Company has not experienced any material changes in its market risk exposures since September 30, 1998.

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                December 31, 1998

ITEM 1 LEGAL PROCEEDINGS


The Company is engaged in litigation against Super Steel Products Corporation ("SSPC"), the Company's former supplier of mixer systems for front discharge concrete mixer trucks under a long-term supply contract. SSPC sued the Company in state court claiming that the Company breached the contract. The Company counterclaimed for repudiation of contract. On July 26, 1996, a jury returned a verdict for SSPC awarding damages totaling $4,485. On October 10, 1996, the state court judge overturned the verdict against the Company, granted judgment for the Company on its counterclaim, and ordered a new trial for damages on the Company's counterclaim. Both SSPC and the Company appealed the state court judge's decision to the Wisconsin Court of Appeals. On December 8, 1998, the Wisconsin Court of Appeals ordered the state court judge to reinstate the jury verdict against the Company awarding damages totaling $4,485 plus interest to SSPC. The Company has petitioned for review of this decision by the Wisconsin Supreme Court. The ultimate outcome of this matter cannot be predicted at the present time. During the quarter ended December 31, 1998, the Company established a reserve relating to this matter.


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

      Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


OSHKOSH TRUCK CORPORATION

February 12, 1999                          /S/R. G. Bohn
                                              R. G. Bohn
                                           President and Chief Executive Officer
                                          (Principal Executive Officer)



February 12, 1999                          /S/ C. L. Szews
                                               C. L. Szews
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)



February 12, 1999                          /S/ T. J. Polnaszek
                                               T. J. Polnaszek
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.       Description

   27             Financial Data Schedule