Form 10-Q/A
period 1998-12-31
OSHKOSH TRUCK CORP
filed 1999-02-16
CIK 775158

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q/A

                               AMENDMENT NO. 1 TO

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

     The  undersigned  registrant  hereby  amends and restates Item 1 Part I and
Item 1 of Part II its Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 to provide in their entirety as follows:

                      PART I. ITEM 1. FINANCIAL INFORMATION
                            OSHKOSH TRUCK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                           Three Months Ended
                                                              December 31,
                                                              ------------

                                                             1998        1997
                                                             ----        ----
                                                          (In thousands, except
                                                            per share amounts)

Net sales                                                 $222,693     $151,801
Cost of sales                                              190,585      131,803
                                                           -------     --------
Gross income                                                32,108       19,998
Operating expenses:
  Selling, general and administrative                       16,545       11,510
  Amortization of goodwill and other intangibles             2,735        1,126
                                                           -------     --------
     Total operating expenses                               19,280       12,636
                                                           -------     --------
Operating income                                            12,828        7,362
Other income (expense):
  Interest expense                                          (6,581)      (2,504)
  Interest income                                              186          165
  Miscellaneous, net                                           142           72
                                                           -------     --------
                                                            (6,253)      (2,267)
                                                           -------     --------
Income from operations before income taxes,
  and equity in earnings of unconsolidated
  partnership                                                6,575        5,095
Provision for income taxes                                   3,000        1,955
                                                           -------     --------
                                                             3,575        3,140
Equity in earnings of unconsolidated
  partnership, net of income taxes                             337         ----
                                                           -------     --------
Net income                                                 $ 3,912     $  3,140
                                                           =======     ========

Earnings per share                                          $ 0.46      $  0.38
                                                            ======      =======

Earnings per share assuming dilution                        $ 0.45      $  0.37
                                                            ======      ========

Cash dividends:
  Class A Common Stock                                   $ 0.10875   $  0.10875
  Common Stock                                           $ 0.12500   $  0.12500



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

                            OSHKOSH TRUCK CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS'
                                     EQUITY

                      THREE MONTHS ENDED DECEMBER 31, 1998

                                   (Unaudited)



                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                                                                          Income (Loss)
                                                                                           - Minimum
                                                                                            Pension
                                     Common    Paid-in    Retained   Common Stock in       Liability
                                     Stock     Capital    Earnings       Treasury          Adjustment     Total
                                     -----     -------    --------   ---------------    --------------    -----
                                                                     (In thousands)
Balance at September 30, 1998       $  93     $ 14,712   $ 130,959     $ (12,664)       $  (1,804)       $ 131,296
Comprehensive income:
  Net Income                           --           --       3,912            --               --            3,912
  Other                                --           --          --            --               --               --
                                                                                                         ---------
                                                                                                             3,912
Cash dividends:
  Class A Common  Stock                --           --        (32)            --               --              (32)
  Common Stock                         --           --     (1,017)            --               --           (1,017)
Other                                  --          111       --               88               --              199
                                    ------    ---------   ---------     ---------       ---------        ---------
Balance at December 31,
 1998                               $  93     $ 14,823   $ 133,822     $ (12,576)       $  (1,804)       $ 134,358
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

Pro forma unaudited condensed consolidated operating results of the Company, assuming McNeilus had been acquired as of October 1, 1997, are summarized below:

                                           Three Months Ended
                                            December 31, 1997
                                            -----------------
                                 (In thousands, except per share amounts)
Net sales                                $         224,870
Net income                               $           3,386
Earnings per share                       $            0.41
Earnings per share assuming
  dilution                               $            0.40

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

                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                  For the Three Months Ended December 31, 1998
                                   (Unaudited)

                                                Subsidiary   Non-Guarantor
                                      Company   Guarantors   Subsidiaries    Eliminations   Consolidated
                                                            (In thousands)
Net sales                             $75,754     $146,939      $----         $   ----       $  222,693
Cost of sales                          65,362      125,223       ----             ----          190,585
                                      -------     --------       ----             ----        ---------
Gross income                           10,392       21,716       ----             ----           32,108
Operating expenses:
  Selling, general and
    administrative                      7,298        9,204         43             ----           16,545
  Amortization of goodwill and
    other intangibles                     ----       2,735       ----             ----            2,735
                                      -------     --------       ----             ----        ---------
      Total operating expenses          7,298       11,939         43             ----           19,280
                                      -------     --------       ----             ----        ---------
Operating income (loss)                 3,094        9,777        (43)            ----           12,828
Other income (expense):
  Interest expense                     (6,184)      (1,972)      ----            1,575           (6,581)
  Interest income                          74        1,675         12           (1,575)             186
  Miscellaneous, net                       72           38         32             ----              142
                                      -------     --------       ----          -------        ---------
                                       (6,038)        (259)        44             ----           (6,253)
                                      -------     --------       ----          -------        ---------
Income from operations before
  income taxes, and equity in
  earnings of subsidiaries and
  unconsolidated partnership           (2,944)       9,518          1             ----            6,575
Provision (credit) for income taxes    (1,119)       4,119       ----             ----            3,000
                                      -------     --------       ----          -------          -------
                                       (1,825)       5,399          1             ----            3,575
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                   5,737         ----        337           (5,737)             337
                                      -------     --------       ----          -------         --------
Net income                            $ 3,912     $  5,399       $338         $ (5,737)        $  3,912
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
                                     =======       =========       =========        ========      ==========


                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                December 31, 1998

ITEM 1 LEGAL PROCEEDINGS


The Company is engaged in litigation against Super Steel Products Corporation ("SSPC"), the Company's former supplier of mixer systems for front discharge concrete mixer trucks under a long-term supply contract. SSPC sued the Company in state court claiming that the Company breached the contract. The Company counterclaimed for repudiation of contract. On July 26, 1996, a jury returned a verdict for SSPC awarding damages totaling $4,485,000 On October 10, 1996, the state court judge overturned the verdict against the Company, granted judgment for the Company on its counterclaim, and ordered a new trial for damages on the Company's counterclaim. Both SSPC and the Company appealed the state court judge's decision to the Wisconsin Court of Appeals. On December 8, 1998, the Wisconsin Court of Appeals ordered the state court judge to reinstate the jury verdict against the Company awarding damages totaling $4,485,000 plus interest to SSPC. The Company has petitioned for review of this decision by the Wisconsin Supreme Court. The ultimate outcome of this matter cannot be predicted at the present time. During the quarter ended December 31, 1998, the Company established a reserve relating to this matter.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OSHKOSH TRUCK CORPORATION


February 15, 1999                          /S/ T. J. Polnaszek
                                               T. J. Polnaszek
                                           Vice President and Controller