Form 10-Q
period 1999-03-31
OSHKOSH TRUCK CORP
filed 1999-05-14
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1999

                                       or

( ) Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       for the Transition period from_____________ to___________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock Outstanding as of April 30, 1999:                 284,773
------------------------------------------------------------------------------

Common Stock Outstanding as of April 30, 1999:                       8,213,260
------------------------------------------------------------------------------

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                                                            Page

Part I.          Financial Information

        Item 1.  Financial Statements (Unaudited)

                 Condensed Consolidated Statements of Income
                          - Three Months Ended March 31, 1999 and 1998;
                               Six Months Ended March 31, 1999 and 1998 ......3

                 Condensed Consolidated Balance Sheets
                          - March 31, 1999 and September 30, 1998.............4

                 Condensed Consolidated Statement of Shareholders' Equity
                          - Six Months Ended March 31, 1999 ..................5

                 Condensed Consolidated Statements of Cash Flows
                          - Six Months Ended March 31, 1999 and 1998 .........6

                 Notes to Condensed Consolidated Financial Statements
                          - March 31, 1999 ...................................7

         Item 2. Management's Discussion and Analysis of Consolidated
                          Financial Condition and Results of Operations ......21

         Item 3. Quantitative and Qualitative Disclosure of Market Risk ......27

Part II.         Other Information

         Item 1. Legal Proceedings ...........................................28

         Item 4. Submission of Matters to a Vote of Security Holders..........28

         Item 6. Exhibits and Reports on Form 8-K ............................29

Signatures ...................................................................30

                      PART I. ITEM 1. FINANCIAL INFORMATION
                            OSHKOSH TRUCK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                Three Months Ended                  Six Months Ended
                                                                    March 31,                          March 31,
                                                                    ---------                          ---------

                                                              1999             1998             1999              1998
                                                              ----             ----             ----              ----
                                                                      (In thousands, except per share amounts)

Net sales                                                  $    298,534     $    217,836     $    521,227     $    369,637
Cost of sales                                                   254,014          190,302          444,599          322,105
                                                           ------------     ------------     ------------     ------------
Gross income                                                     44,520           27,534           76,628           47,532
Operating expenses:
  Selling, general and administrative                            24,754           14,649           41,299           26,159
  Amortization of goodwill and other intangibles                  2,890            1,669            5,625            2,795
                                                           ------------     ------------     ------------     ------------
     Total operating expenses                                    27,644           16,318           46,924           28,954
                                                           ------------     ------------     ------------     ------------
Operating income                                                 16,876           11,216           29,704           18,578
Other income (expense):
  Interest expense                                               (6,645)          (4,687)         (13,226)          (7,191)
  Interest income                                                   241              369              427              534
  Miscellaneous, net                                                198             (235)             340             (163)
                                                           ------------     ------------     ------------     ------------
                                                                 (6,206)          (4,553)         (12,459)          (6,820)
                                                           ------------     ------------     ------------     ------------
Income from operations before income taxes,
  equity in earnings of unconsolidated
  partnership and extraordinary item                             10,670            6,663           17,245           11,758
Provision for income taxes                                        4,501            2,784            7,501            4,739
                                                           ------------     ------------     ------------     ------------
                                                                  6,169            3,879            9,744            7,019
Equity in earnings of unconsolidated
  partnership, net of income taxes                                  380             (718)             717             (718)
                                                           ------------     ------------     ------------     ------------
Income from operations                                            6,549            3,161           10,461            6,301
Extraordinary charge for early retirement of debt,
  net of income tax benefit                                          --             (735)              --             (735)
                                                           ------------     ------------     ------------     ------------
Net income                                                 $      6,549     $      2,426     $     10,461     $      5,566
                                                           ============     ============     ============     ============

Earnings per share:
  Income from operations                                   $       0.77     $       0.38     $       1.24     $       0.75
  Extraordinary item                                                 --            (0.09)              --            (0.09)
                                                           ------------     ------------     ------------     ------------
    Net income                                             $       0.77     $       0.29     $       1.24     $       0.66
                                                           ============     ============     ============     ============

Earnings per share assuming dilution:
  Income from operations                                   $       0.76     $       0.37     $       1.21     $       0.74
  Extraordinary item                                                 --            (0.09)              --            (0.09)
                                                           ------------     ------------     ------------     ------------
    Net income                                             $       0.76     $       0.28     $       1.21     $       0.65
                                                           ============     ============     ============     ============

Cash dividends:
  Class A Common Stock                                     $    0.10875     $    0.10875     $    0.21750     $    0.21750
  Common Stock                                             $    0.12500     $    0.12500     $    0.25000     $    0.25000





The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          March, 31,          September 30,
                                                             1999                 1998
                                                             ----                 ----
                                                          (Unaudited)
                                                                   (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents                            $          4,386     $           3,622
  Receivables, net                                              118,674                80,982
  Inventories                                                   210,374               149,191
  Prepaid expenses                                                4,311                 3,768
  Deferred income taxes                                          21,583                12,281
                                                       ----------------     -----------------
      Total current assets                                      359,328               249,844
Investment in unconsolidated partnership                         14,461                13,496
Other long-term assets                                           16,066                14,198
Property, plant and equipment                                   161,394               156,783
Less accumulated depreciation                                   (80,369)              (75,947)
                                                       ----------------     -----------------
  Net property, plant and equipment                              81,025                80,836
Goodwill and other intangible assets, net                       327,166               326,665
                                                       ----------------     -----------------
Total assets                                           $        798,046     $         685,039
                                                       ================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $         88,484     $          65,171
  Floor plan notes payable                                       47,639                11,645
  Customer advances                                              64,780                44,915
  Payroll-related obligations                                    21,704                24,124
  Accrued warranty                                               15,119                15,887
  Other current liabilities                                      57,597                43,498
  Current maturities of long-term debt and
    revolving credit facility                                    23,198                 3,467
                                                       ----------------     -----------------
      Total current liabilities                                 318,521               208,707
Long-term debt                                                  270,665               277,337
Deferred income taxes                                            47,861                47,832
Other long-term liabilities                                      19,817                19,867
Shareholders' equity                                            141,182               131,296
                                                       ----------------     -----------------
Total liabilities and shareholders' equity             $        798,046     $         685,039
                                                       ================     =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

                                                                                                      Accumulated
                                                                                                  Other Comprehensive
                                                                                                    Income (Loss) -
                                                                                                    Minimum Pension
                                     Common      Paid-in        Retained       Common Stock in        Liability
                                     Stock       Capital        Earnings           Treasury           Adjustment          Total
                                     -----       -------        --------           --------           ----------          -----
                                                                               (In thousands)
Balance at September 30, 1998        $  93     $  14,712     $   130,959        $    (12,664)         $   (1,804)      $   131,296
Comprehensive income:
  Net income                          ----          ----          10,461                ----                ----            10,461
  Other                               ----          ----            ----                ----                ----              ----
                                                                                                                       -----------
                                                                                                                            10,461
Cash dividends:
  Class A Common Stock                ----          ----             (62)               ----                ----               (62)
  Common Stock                        ----          ----          (2,050)               ----                ----            (2,050)
Other                                 ----           732            ----                 805                ----             1,537
                                     -----     ---------     -----------        ------------          ----------       -----------
Balance at March, 31, 1999           $  93     $  15,444     $   139,308        $    (11,859)         $   (1,804)      $   141,182
                                     =====     =========     ===========        ============          ==========       ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.



                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                   March 31,
                                                                          1999                   1998
                                                                          ----                   ----
                                                                                (In thousands)

Operating activities:
  Income from operations                                            $      10,461           $      6,301
  Non-cash adjustments                                                      4,252                 12,422
  Changes in operating assets and liabilities                             (18,560)                10,327
                                                                    -------------           ------------
      Net cash provided from (used for) operating
        activities                                                         (3,847)                29,050

Investing activities:
  Acquisition of businesses, net of cash acquired                              --               (217,954)
  Additions to property, plant and equipment                               (4,712)                (4,355)
  Proceeds from sale of property, plant and equipment                          30                    119
  (Increase) decrease in other long-term assets                            (2,482)                 1,868
                                                                    -------------           ------------
      Net cash used for investing activities                               (7,164)              (220,322)

Net cash used for discontinued operations                                      --                   (811)

Financing activities:
  Net borrowings under revolving credit
    facility                                                               13,300                     --
  Proceeds from issuance of long-term debt                                     --                325,000
  Repayments of long-term debt                                               (241)              (135,037)
  Debt issuance costs                                                          --                 (8,479)
  Dividends paid                                                           (2,103)                (2,083)
  Other                                                                       819                     18
                                                                    -------------           ------------
      Net cash provided from financing activities                          11,775                179,419
                                                                    -------------           ------------

Increase (decrease) in cash and cash equivalents                              764                (12,664)

Cash and cash equivalents at beginning of period                            3,622                 23,219
                                                                    -------------           ------------

Cash and cash equivalents at end of period                          $       4,386           $     10,555
                                                                    =============           ============

Supplementary disclosures:
  Depreciation and amortization                                     $      11,085           $      7,398
  Cash paid for interest                                                   12,986                  5,171
  Cash paid for income taxes                                               14,028                  6,601

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 during the three month period ended December 31, 1998. Comprehensive income has been included in the Company's Consolidated Statement of Shareholders' Equity and prior period amounts have been reclassified to conform to SFAS No. 130 requirements.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

                                                     Three Months Ended                  Six Months Ended
                                                         March 31,                            March 31,
                                                         ---------                            ---------
                                                     1999              1998             1999              1998
                                                     ----              ----             ----              ----
Denominator for basic earnings per share             8,466,912         8,413,774        8,445,171         8,376,914
Effect of dilutive options and incentive
  compensation awards                                  203,295            83,051          193,055            90,705
                                                --------------      ------------   --------------      ------------
Denominator for dilutive earnings per share          8,670,207         8,496,825        8,638,226         8,467,619
                                                ==============      ============   ==============      ============

3. INVENTORIES

Inventories consist of the following:

                                                               March 31,                 September 30,
                                                                 1999                        1998
                                                                 ----                        ----
                                                                           (In thousands)
Finished products                                        $             52,774        $              27,916
Partially finished products                                            89,312                       52,700
Raw materials, purchased chassis, and parts                            78,376                       77,675
                                                         --------------------        ---------------------
Inventories at FIFO cost                                              220,462                      158,291
Excess of FIFO cost over LIFO cost                                    (10,088)                      (9,100)
                                                         --------------------        ---------------------
                                                         $            210,374        $             149,191
                                                         ====================        =====================

Title to all inventories related to government contracts which provide for progress payments vests in the government to the extent of unliquidated progress payments.

4. ACQUISITIONS

On February 26, 1998, the Company acquired for cash all of the issued and outstanding capital stock of McNeilus Companies, Inc. ("McNeilus") and entered into related non-compete and ancillary agreements for a net acquisition price of $217.6 million, including acquisition costs (includes certain costs paid subsequent to March 31, 1998) and net of cash acquired. The acquisition was financed from borrowings under a Senior Credit Facility and the issuance of Senior Subordinated Notes. McNeilus is a leading manufacturer and marketer of rear-discharge concrete mixers for the construction industry and refuse truck bodies for the waste services industry in the United States.

The acquisition was accounted for using the purchase method of accounting, and accordingly, the operating results of McNeilus are included in the Company's consolidated statements of income since the date of acquisition. The purchase price, including acquisition costs, was allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. Approximately $61.0 million of the purchase price was allocated to the distribution network and other intangible assets, including non-competition agreements. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $114.6 million and has been accounted for as goodwill.

Pro forma unaudited condensed consolidated operating results of the Company, assuming McNeilus had been acquired as of October 1, 1997, are summarized below:

                                                    Six Months Ended
                                                     March 31, 1998
                                                     --------------
                                        (In thousands, except per share amounts)
Net sales                                           $      507,831
Income before extraordinary item                             8,636
Net income                                                   7,901
Earnings per share:
  Before extraordinary item                         $         1.03
  Net income                                                  0.94
Earnings per share assuming dilution:
    Before extraordinary item                                 1.02
    Net income                                                0.93

5. LONG-TERM DEBT

The Company has outstanding a Senior Credit Facility and $100.0 million of 8.75% Senior Subordinated Notes due March 1, 2008. The Senior Credit Facility consists of a six year $100.0 million revolving credit facility ("Revolving Credit Facility") and three term loan facilities ("Term Loan A", "Term Loan B", and "Term Loan C"). The outstanding balances as of March 31, 1999 on the Revolving Credit Facility, Term Loan A, Term Loan B, and Term Loan C are $19.3 million, $87.0 million, $42.5 million, and $42.5 million, respectively.

At March 31, 1999, outstanding borrowings of $19.3 million and $11.1 million of outstanding letters of credit reduced available capacity under the Revolving Credit Facility to $69.6 million.

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

7. COMMITMENTS AND CONTINGENCIES

The Company is engaged in litigation against Super Steel Products Corp. ("SSPC"), the Company's former supplier of mixer systems for forward-discharge concrete mixer trucks under a long-term supply contract. SSPC sued the Company in state court claiming the Company breached the contract. The Company counterclaimed for repudiation of the contract. On July 26, 1996, a jury returned a verdict for SSPC awarding damages totaling $4.5 million. On October 10, 1996, the state court judge overturned the verdict against the Company, granted judgment for the Company on its counterclaim, and ordered a new trial for damages on the Company's counterclaim. Both SSPC and the Company appealed the state court judge's decision to the Wisconsin Court of Appeals. On December 8, 1998, the Wisconsin Court of Appeals ordered the state court judge to reinstate the jury verdict against the Company awarding damages totaling $4.5 million plus interest to SSPC. On April 6, 1999, the Company's petition for review of this decision by the Wisconsin Supreme Court was denied. On April 12, 1999, the Company petitioned the state court judge to act on the Company's previous motion for a retrial. The Company expects a decision on the retrial motion shortly. The ultimate outcome of this matter cannot be predicted at the present time. During the quarter ended March 31, 1999, the Company increased its reserve relating to this matter.

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

As to one such Superfund site, Pierce is one of 431 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. A remedial investigation/ feasibility study was completed in September 1998. A feasibility study and modeling report were submitted on April 30, 1999 to the state environmental agency. A final acceptance of the remedial investigation/feasibility study will not be available until mid-1999 with the remedial design/remedial action phase commencing after early 2000. As such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at March 31, 1999. Actual liability could vary based on completion of the study, the resources of other PRPs and the Company's final share of liability.

As to another such Superfund site, Oshkosh Truck Corporation and its former Trailer Division and Pierce are three of approximately 1,450 customers of one of the PRPs that have received notification of identification as such a PRP. No further evidence concerning the site, its environmental issues or any other information has been furnished. The Company believes that it will be a de minimis level PRP, if any liability is established, so that any such liability will not be material. Actual liability could vary based upon subsequently available information.

The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected in the groundwater at the Company's North Plant facility with recent testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and believes that it is adequately covered at March 31, 1999 through reserves established by the Company. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

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

The Company has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements totaling approximately $1 million at March 31, 1999. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $106.6 million and open standby letters of credit issued by the Company's bank in favor of third parties totaling approximately $11.1 million at March 31, 1999.

8. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed  consolidating financial information for:
(a) the Company; (b) on a combined basis, the guarantors of the Senior Subordinated Notes (which include all of the wholly-owned subsidiaries of the Company ("Subsidiary Guarantors") other than McNeilus Financial Services, Inc., Oshkosh/McNeilus Financial Services, Inc., and Nation's Casualty Insurance, Inc., which are the only non-guarantor subsidiaries of the Company ("Non-Guarantor Subsidiaries"), and (c) on a combined basis, the Non-Guarantor Subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

The Company is comprised of Wisconsin and Florida manufacturing operations and certain corporate management, information services and finance functions. Borrowings and related interest expense under the Senior Credit Facility and the Senior Subordinated Notes are charged to the Company. The Company has allocated a portion of this interest expense to Pierce Manufacturing, Inc. through a formal lending arrangement. The Company is charged interest by its wholly-owned subsidiary, McNeilus Companies, Inc. under a formal lending arrangement. There are presently no management fee arrangements between the Company and its Non-Guarantor Subsidiaries.

                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

                                                        Subsidiary      Non-Guarantor
                                          Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                          -------       ----------      ------------      ------------      -------------
                                                                       (In thousands)


Net sales                               $  101,360      $  198,635      $        --       $    (1,461)      $  298,534
Cost of sales                               89,187         166,288               --            (1,461)         254,014
                                        ----------      ----------      -----------        ----------       ----------
Gross income                                12,173          32,347               --                --           44,520
Operating expenses:
  Selling, general and
    administrative                          12,458          12,196              100                --           24,754
  Amortization of goodwill and
    other intangibles                           --           2,890               --                --            2,890
                                        ----------      ----------      -----------        ----------       ----------
      Total operating expenses              12,458          15,086              100                --           27,644
                                        ----------      ----------      -----------        ----------       ----------
Operating income (loss)                       (285)         17,261             (100)               --           16,876
Other income (expense):
  Interest expense                          (6,158)         (2,062)              --             1,575           (6,645)
  Interest income                              123           1,671               22            (1,575)             241
  Miscellaneous, net                            39              35              124                --              198
                                        ----------      ----------      -----------        ----------       ----------
                                            (5,996)           (356)             146                --           (6,206)
                                        ----------      ----------      -----------        ----------       ----------
Income (loss) from operations
  before income taxes, and equity
  in earnings of subsidiaries and
  unconsolidated partnership                (6,281)         16,905               46                --           10,670
Provision (credit) for income taxes         (2,499)          6,982               18                --            4,501
                                        ----------      ----------      -----------        ----------       ----------
                                            (3,782)          9,923               28                --            6,169
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                       10,331             ----             380           (10,331)             380
                                        ----------      ----------      -----------        ----------       ----------
Net income                              $    6,549      $    9,923      $       408        $  (10,331)      $    6,549
                                        ==========      ==========      ===========        ==========       ==========

                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                     For the Six Months Ended March 31, 1999
                                   (Unaudited)


                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                              (In thousands)

Net sales                                      $  178,094      $  345,574      $        --       $    (2,441)      $   521,227
Cost of sales                                     155,529         291,511               --            (2,441)          444,599
                                               ----------      ----------      -----------        ----------       -----------
Gross income                                       22,565          54,063               --                --            76,628
Operating expenses:
  Selling, general and
    administrative                                 19,756          21,400              143                --            41,299
  Amortization of goodwill and
    other intangibles                                  --           5,625               --                --             5,625
                                               ----------      ----------      -----------        ----------       -----------
      Total operating expenses                     19,756          27,025              143                --            46,924
                                               ----------      ----------      -----------        ----------       -----------
Operating income (loss)                             2,809          27,038             (143)               --            29,704
Other income (expense):
  Interest expense                                (12,342)         (4,034)              --             3,150           (13,226)
  Interest income                                     197           3,346               34            (3,150)              427
  Miscellaneous, net                                  111              73              156                --               340
                                               ----------      ----------      -----------        ----------       -----------
                                                  (12,034)           (615)             190                --           (12,459)
                                               ----------      ----------      -----------        ----------       -----------
Income (loss) from operations
  before income taxes, and equity
  in earnings of subsidiaries and
  unconsolidated partnership                       (9,225)         26,423               47                --            17,245
Provision (credit) for income taxes                (3,618)         11,101               18                --             7,501
                                               ----------      ----------      -----------        ----------       -----------
                                                   (5,607)         15,322               29                --             9,744
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                              16,068              --              717           (16,068)              717
                                               ----------      ----------      -----------        ----------       -----------
Net income                                     $   10,461      $   15,322      $       746        $  (16,068)      $    10,461
                                               ==========      ==========      ===========        ==========       ===========


                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                    For the Three Months Ended March 31, 1998
                                   (Unaudited)


                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      -------------
                                                                              (In thousands)

Net sales                                      $  114,291      $  103,545      $        --       $        --      $    217,836
Cost of sales                                     102,204          88,098               --                --           190,302
                                               ----------      ----------      -----------        ----------       -----------
Gross income                                       12,087          15,447               --                --            27,534
Operating expenses:
  Selling, general and
    administrative                                  8,811           5,741               97                --            14,649
  Amortization of goodwill and
    other intangibles                                  --           1,669               --                --             1,669
                                               ----------      ----------      -----------        ----------       -----------
      Total operating expenses                      8,811           7,410               97                --            16,318
                                               ----------      ----------      -----------        ----------       -----------
Operating income (loss)                             3,276           8,037              (97)               --            11,216
Other income (expense):
  Interest expense                                 (2,734)         (1,773)            (180)               --            (4,687)
  Interest income                                      58              91              220                --               369
  Miscellaneous, net                                 (155)           (224)             144                --              (235)
                                               ----------      ----------      -----------        ----------       -----------
                                                   (2,831)         (1,906)             184                --            (4,553)
                                               ----------      ----------      -----------        ----------       -----------
Income from operations before
  income taxes, equity in
  earnings of subsidiaries and
  unconsolidated partnership and
  extraordinary item                                  445           6,131               87                --             6,663
Provision for income taxes                              9           2,741               34                --             2,784
                                               ----------      ----------      -----------        ----------       -----------
                                                      436           3,390               53                --             3,879
Equity in earnings (loss) of
  subsidiaries and unconsolidated
  partnership, net of income taxes                  2,725              --             (718)           (2,725)             (718)
                                               ----------      ----------      -----------        ----------       -----------
Income from operations                              3,161           3,390             (665)           (2,725)            3,161
Extraordinary charge for early
  retirement of debt, net of income
  tax benefit                                        (735)             --               --                --              (735)
                                               ----------      ----------      -----------        ----------       -----------
Net income                                     $    2,426      $    3,390      $      (665)       $   (2,725)      $     2,426
                                               ==========      ==========      ===========        ==========       ===========

                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                     For the Six Months Ended March 31, 1998
                                   (Unaudited)


                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                              (In thousands)


Net sales                                      $  205,226      $  164,411      $        --        $       --       $   369,637
Cost of sales                                     182,509         139,596               --                --           322,105
                                               ----------      ----------      -----------        ----------       -----------
Gross income                                       22,717          24,815               --                --            47,532
Operating expenses:
  Selling, general and
    administrative                                 17,135           8,927               97                --            26,159
  Amortization of goodwill and
    other intangibles                                  --           2,795               --                --             2,795
                                               ----------      ----------      -----------        ----------       -----------
      Total operating expenses                     17,135          11,722               97                --            28,954
                                               ----------      ----------      -----------        ----------       -----------
Operating income (loss)                             5,582          13,093              (97)               --            18,578
Other income (expense):
  Interest expense                                 (3,723)         (3,288)            (180)               --            (7,191)
  Interest income                                     154             160              220                --               534
  Miscellaneous, net                                 (133)           (174)             144                --              (163)
                                               ----------      ----------      -----------        ----------       -----------
                                                   (3,702)         (3,302)             184                --            (6,820)
                                               ----------      ----------      -----------        ----------       -----------
Income from operations before
  income taxes, equity in
  earnings of subsidiaries and
  unconsolidated partnership and
  extraordinary item                                1,880           9,791               87                --            11,758
Provision for income taxes                            583           4,122               34                --             4,739
                                               ----------      ----------      -----------        ----------       -----------
                                                    1,297           5,669               53                --             7,019
Equity in earnings (loss) of
  subsidiaries and unconsolidated
  partnership, net of income taxes                  5,004              --             (718)           (5,004)             (718)
                                               ----------      ----------      -----------        ----------       -----------
Income from operations                              6,301           5,669             (665)           (5,004)            6,301
Extraordinary charge for early
  retirement of debt, net of income
  tax benefit                                        (735)             --               --              ----              (735)
                                               ----------      ----------      -----------        ----------       -----------
Net income                                     $    5,566      $    5,669      $      (665)       $   (5,004)      $     5,566
                                               ==========      ==========      ===========        ==========       ===========


                            OSHKOSH TRUCK CORPORATION
                     Condensed Consolidating Balance Sheets
                                 March 31, 1999
                                   (Unaudited)


                                                                Subsidiary      Non-Guarantor
                                                  Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                  -------       ----------      ------------      ------------      ------------
                                                                               (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents                      $     975      $    1,678       $   1,733        $         --     $      4,386
  Receivables, net                                  60,569          58,025              80                  --          118,674
  Inventories                                       59,477         150,897              --                  --          210,374
  Prepaid expenses and other                         3,422             889              --                  --            4,311
  Deferred income taxes                              9,423           7,227           4,933                  --           21,583
                                                 ---------      ----------       ---------        ------------     ------------
     Total current assets                          133,866         218,716           6,746                  --          359,328
Investment in and advances to:
  Subsidiaries                                     361,321          (4,788)             --            (356,533)              --
  Unconsolidated partnership                            --              --          14,461                  --           14,461
Other long-term assets                               9,328           6,655              83                  --           16,066
Net property, plant and equipment                   23,734          57,291              --                  --           81,025
Goodwill and other intangible
  assets, net                                        1,108         326,058              --                  --          327,166
                                                 ---------      ----------       ---------        ------------     ------------
Total assets                                     $ 529,357      $  603,932       $  21,290        $   (356,533)    $    798,046
                                                 =========      ==========       =========        ============     ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $  38,779      $   49,682       $      23        $         --     $     88,484
  Floor plan notes payable                              --          47,639              --                  --           47,639
  Customer advances                                  1,714          63,066              --                  --           64,780
  Payroll-related obligations                        8,237          13,443              24                  --           21,704
  Accrued warranty                                   5,599           9,520              --                  --           15,119
  Other current liabilities                         26,532          19,504          11,561                  --           57,597
  Current maturities of long-term
    debt and revolving credit
    facility                                        22,947             251              --                  --           23,198
                                                 ---------      ----------       ---------        ------------     ------------
     Total current liabilities                     103,808         203,105          11,608                  --          318,521
Long-term debt                                     268,353           2,312              --                  --          270,665
Deferred income taxes                               (2,444)         35,835          14,470                  --           47,861
Other long-term liabilities                         18,458           1,359              --                  --           19,817
Investments by and advances from
  (to) parent                                           --         361,321          (4,788)           (356,533)              --
Shareholders' equity                               141,182              --            ----                  --          141,182
                                                 ---------     -----------       ---------        ------------     ------------
Total liabilities and shareholders'
  equity                                         $ 529,357      $  603,932       $  21,290        $   (356,533)    $    798,046
                                                 =========      ==========       =========        ============     ============


                            OSHKOSH TRUCK CORPORATION
                     Condensed Consolidating Balance Sheets
                               September 30, 1998
                                   (Unaudited)

                                                                Subsidiary      Non-Guarantor
                                                  Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                  -------       ----------      ------------      ------------      ------------
                                                                               (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents                      $   1,065      $      979       $   1,578        $         --    $       3,622
  Receivables, net                                  41,009          39,863             110                  --           80,982
  Inventories                                       47,191         102,000              --                  --          149,191
  Prepaid expenses and other                         3,298             470              --                  --            3,768
  Deferred income taxes                              5,761           4,629           1,891                  --           12,281
                                                 ---------      ----------       ---------        ------------     ------------
     Total current assets                           98,324         147,941           3,579                  --          249,844
Investment in and advances to:
  Subsidiaries                                     363,189          (4,585)             --            (358,604)              --
  Unconsolidated partnership                            --              --          13,496                  --            13,496
Other long-term assets                               9,276           4,960             (38)                 --           14,198
Net property, plant and equipment                   23,789          57,047              --                  --           80,836
Goodwill and other intangible
  assets, net                                        1,108         325,557              --                  --          326,665
                                                 ---------      ----------       ---------        ------------     ------------
Total assets                                     $ 495,686      $  530,920       $  17,037        $   (358,604)    $    685,039
                                                 =========      ==========       =========        ============     ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $  30,843      $   34,294       $      34        $         --     $     65,171
  Floor plan notes payable                              --          11,645              --                  --           11,645
  Customer advances                                  1,689          43,226              --                  --           44,915
  Payroll-related obligations                        8,749          15,348              27                  --           24,124
  Accrued warranty                                   5,689          10,198              --                  --           15,887
  Other current liabilities                         23,710          15,037           4,751                  --           43,498
  Current maturities of long-term
    debt and revolving credit
    facility                                         3,216             251              --                  ---           3,467
                                                 ---------      ----------       ---------        ------------     ------------
     Total current liabilities                      73,896         129,999           4,812                  --          208,707
Long-term debt                                     274,784           2,553              --                  --          277,337
Deferred income taxes                               (2,394)         33,416          16,810                  --           47,832
Other long-term liabilities                         18,104           1,763              --                  --           19,867
Investments by and advances from
  (to) parent                                           --        363,189           (4,585)           (358,604)              --
Shareholders' equity                               131,296              --              --                  --          131,296
                                                 ---------      ----------       ---------        ------------     ------------
Total liabilities and shareholders'
  equity                                         $ 495,686      $  530,920       $  17,037        $   (358,604)    $    685,039
                                                 =========      ==========       =========        =============    ============

                            OSHKOSH TRUCK CORPORATION
                Condensed Consolidating Statements of Cash Flows
                     For the Six Months Ended March 31, 1999
                                   (Unaudited)


                                                               Subsidiary      Non-Guarantor
                                                   Company     Guarantors      Subsidiaries      Eliminations      Consolidated
                                                   -------     ----------      ------------      ------------      ------------
                                                                              (In thousands)

Operating activities:
  Income from operations                          $  10,461     $  15,322       $      746        $  (16,068)      $   10,461
  Non-cash adjustments                               (1,048)        8,816           (3,516)               --            4,252
  Changes in operating assets and
    liabilities                                     (21,210)        3,624             (974)               --          (18,560)
                                                  ---------     ---------       ----------        ----------       -----------
      Net cash provided from (used
        for) operating activities                   (11,797)       27,762           (3,744)          (16,068)          (3,847)

Investing activities:
  Investments in and advances to
    subsidiaries                                      1,868       (21,745)           3,809            16,068               --
  Additions to property, plant and
    equipment                                        (1,867)       (2,845)              --                --           (4,712)
  Other                                                (310)       (2,232)              90                --           (2,452)
                                                  ---------     ---------       ----------        ----------       ----------
      Net cash provided from (used
        for) investing activities                      (309)      (26,822)           3,899            16,068           (7,164)

Financing activities:
  Net borrowings under revolving
    credit facility                                  13,300           ----              --                --           13,300
  Repayments of long term debt                           --         (241)               --                --             (241)
  Dividends paid                                     (2,103)           --               --                --           (2,103)
  Other                                                 819            --               --                --              819
                                                  ---------     ---------       ----------        ----------       ----------
      Net cash provided from (used
        for) financing activities                    12,016          (241)              --                --           11,775
                                                  ---------     ---------       ----------        ----------       ----------
Increase (decrease) in cash and cash
  equivalents                                           (90)          699              155                --              764
Cash and cash equivalents at
  beginning of period                                 1,065           979            1,578                --            3,622
                                                  ---------     ---------       ----------        ----------       ----------
Cash and cash equivalents at end of
  period                                          $     975     $   1,678       $    1,733        $       --       $    4,386
                                                  =========     =========       ==========        ==========       ==========


                            OSHKOSH TRUCK CORPORATION
                Condensed Consolidating Statements of Cash Flows
                     For the Six Months Ended March 31, 1998
                                   (Unaudited)

                                                                Subsidiary     Non-Guarantor
                                                   Company      Guarantors     Subsidiaries     Eliminations      Consolidated
                                                   -------      ----------     ------------     ------------      ------------
                                                                              (In thousands)

Operating activities:
  Income (loss) from operations                   $   6,301      $   5,669       $     (665)       $ (5,004)       $    6,301
  Non-cash adjustments                                4,109          7,429              884              --            12,422
  Changes in operating assets and
    liabilities                                       8,503          3,251           (1,427)             --            10,327
                                                  ---------      ---------       ----------        --------        ----------
      Net cash provided from (used
        for) operating activities                    18,913         16,349           (1,208)         (5,004)           29,050

Investing activities:
  Acquisition of businesses, net of
    cash acquired                                  (225,524)        (3,535)          11,105              --          (217,954)
  Investments in and advances to
    subsidiaries                                      6,859        (11,918)              55           5,004                --
  Additions to property, plant and
    equipment                                        (1,206)        (3,149)              --              --            (4,355)
  Other                                                (328)         2,513             (198)             --             1,987
                                                  ---------      ---------       ----------        --------        ----------
      Net cash provided from (used
        for) investing activities                  (220,199)       (16,089)          10,962           5,004          (220,322)

Net cash used for discontinued
  operations                                           (811)            --               --              --              (811)

Financing activities:
  Proceeds from issuance of
    long term debt                                  325,000             --               --              --           325,000
  Repayments of long-term debt                     (135,000)           (37)              --              --          (135,037)
  Debt issuance costs                                (8,479)            --               --              --            (8,479)
  Dividends paid                                     (2,083)            --               --              --            (2,083)
  Other                                                  18             --               --              --                18
                                                  ---------      ---------       ----------        --------        ----------
      Net cash provided from (used
        for) financing activities                   179,456            (37)              --              --           179,419
                                                  ---------      ---------       ----------        --------        ----------
Increase (decrease) in cash and cash
  equivalents                                       (22,641)           223            9,754              --           (12,664)
Cash and cash equivalents at
  beginning of period                                23,210              9               --              --            23,219
                                                  ---------      ---------       ----------        --------        ----------
Cash and cash equivalents at end of
  period                                          $     569      $     232       $    9,754        $     --       $    10,555
                                                  =========      =========       ==========        ========        ==========

Item 2. Oshkosh Truck Corporation
Management's Discussion and Analysis of
Consolidated Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this report contain statements that management believes are "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this report, including, without limitation, statements regarding Oshkosh Truck Corporation's (the "Company" or "Oshkosh") future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are considered forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimates", "anticipate", "believe", "should", "plans", or "continue", or the negative thereof or variations thereon or similar terminology. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the following: (1) the consequences of financial leverage;
(2) the cyclical nature of the construction industry; (3) the risks related to reductions or changes in government expenditures; (4) the uncertainty inherent in government contracts; (5) the challenges of identifying acquisition candidates and integrating acquired businesses; (6) competition; (7) disruptions in the supply of parts or components from sole source suppliers and subcontractors; (8) product liability and warranty claims; (9) labor relations and market conditions; (10) unanticipated events relating to the resolution of Year 2000 issues; (11) competitive pricing pressures for the Company's products; and (12) opportunities that may be presented to and pursued by the Company. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

Results of Operations

Second Quarter 1999 Compared to 1998

The Company reported net income of $6.5 million, or $0.76 per share, on sales of $298.5 million for the second quarter of fiscal 1999, compared to net income of $2.4 million, or $0.28 per share, on sales of $217.8 million for the second quarter of fiscal 1998.

Sales of commercial and fire and emergency products increased in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 while sales of defense products decreased. Commercial and fire and emergency sales in the second quarter of fiscal 1999 increased $97.7 million, or 62.5%, from the second quarter of fiscal 1998 to $254.1 million. An increase of $81.2 million in sales of construction and refuse vehicles and a $16.5 million increase in sales of fire and emergency apparatus accounted for the increase. Sales of construction and refuse vehicles increased largely due to the acquisition of McNeilus Companies, Inc. ("McNeilus") on February 26, 1998. Sales of fire and emergency vehicles rose due to strong market-demand and improved product mix. Sales of defense products totaled $44.4 million in the second quarter of fiscal 1999, a decrease of $17.0 million, or 27.7%, compared to the second quarter of fiscal 1998. Defense sales declined due to the trend in lower heavy military truck spending in the federal budget and the completion of the ISO-Compatible Palletized Flatrack contract in July 1998. Vehicle sales under the recently awarded U.S. Marine Corps Medium Tactical Truck Replacement ("MTTR") contract will not begin until fiscal 2000.

Gross income in the second quarter of fiscal 1999 totaled $44.5 million, or 14.9% of sales, compared to $27.5 million, or 12.6% of sales, in the second quarter of fiscal 1998. McNeilus contributed $21.5 million of gross income in the second quarter of fiscal 1999 compared to $4.8 million in the second quarter of fiscal 1998.

Operating expenses increased $11.3 million to $27.6 million, or 9.3% of sales, in the second quarter of fiscal 1999 compared to $16.3 million, or 7.5% of sales, in the second quarter of fiscal 1998. The Company recorded a non-recurring charge for litigation of $3.8 million, or 1.3% of sales, during the second quarter of fiscal 1999. Excluding the $3.8 million charge, all the remaining increase in operating expenses in the second quarter of fiscal 1999 related to the operations of McNeilus, including $1.2 million of amortization of goodwill and other intangibles, or 0.4% of sales.

Interest expense increased to $6.6 million in the second quarter of fiscal 1999 compared to $4.7 million in the second quarter of fiscal 1998. The increase in interest expense is due to additional borrowings to finance the acquisition of McNeilus, net of debt repayment.

The effective income tax rate for combined federal and state income taxes for the second quarter of fiscal 1999 was 42.2% compared to 41.8% for the second quarter of fiscal 1998. The effective income tax rate for the second quarter of fiscal 1999 was impacted by non-deductible goodwill amortization of $1.5 million. The effective income tax rate for the second quarter of fiscal 1998 was impacted by non-deductible goodwill amortization of $0.9 million and the reversal of $0.2 million of income tax provisions recognized in earlier periods.

Equity in earnings of unconsolidated partnership increased to $0.4 million in the second quarter of fiscal 1999 compared to a loss of $0.7 million in the second quarter of fiscal 1998. The second quarter of fiscal 1998 results included only one month of operations following the formation of the partnership on February 26, 1998 and also includes a $0.9 million after-tax charge as a result of early-adoption of a new accounting standard related to start-up activities of the partnership.

The extraordinary charge of $0.8 million in the second quarter of fiscal 1998 relates to the write-off of debt issuance costs as a result of early retirement of debt.

First Six Months of 1999 Compared to 1998

The Company reported net income of $10.5 million, or $1.21 per share, on sales of $521.2 million for the first six months of fiscal 1999, compared to net income of $5.6 million, or $0.65 per share, on sales of $369.6 million for the first six months of fiscal 1998.

Sales of commercial and fire and emergency products increased in the first six months of fiscal 1999 compared to the first six months of fiscal 1998 while sales of defense products decreased. Commercial and fire and emergency sales for the first six months of fiscal 1999 increased $187.3 million, or 78.8%, from the first six months of fiscal 1998 to $424.8 million. An increase of $163.8 million in sales of construction and refuse vehicles and a $23.5 million increase in sales of fire and emergency apparatus accounted for the increase. Sales by McNeilus accounted for all of the increase in sales of construction and refuse vehicles. Sales of fire and emergency vehicles rose due to strong market demand and improved product mix. Sales of defense products totaled $96.4 million for the first six months of fiscal 1999, a decrease of $35.7 million, or 27.0%, compared to the first six months of fiscal 1998. Defense sales declined due to the trend in lower heavy military truck spending in the federal budget and the completion of the ISO-Compatible Palletized Flatrack contract in July 1998.

Gross income in the first six months of fiscal 1999 totaled $76.6 million, or 14.7% of sales, compared to $47.5 million, or 12.9% of sales, in the first six months of fiscal 1998. McNeilus contributed $34.9 million of gross income for the first six months of fiscal 1999 compared to $6.0 million for the first six months of fiscal 1998.

Operating expenses increased $17.9 million to $46.9 million, or 9.0% of sales, in the first six months of fiscal 1999 compared to $29.0 million, or 7.8% of sales, in the first six months of fiscal 1998. Operating expenses for the first six months of fiscal 1999 include a $3.8 million non-recurring charge for litigation, or 0.7% of sales. Excluding the $3.8 million charge, all of the remaining increase in operating expenses related to the operations of McNeilus, including a $2.8 million increase in amortization of goodwill and other intangibles, or 0.5% of sales.

Interest expense increased to $13.2 million in the first six months of fiscal 1999 compared to $7.2 million in the first six months of fiscal 1998. The increase in interest expense is due to additional borrowings to finance the acquisition of McNeilus, net of debt repayment.

The effective tax rate for combined federal and state income taxes for the first six months of fiscal 1999 was 43.5% compared to 40.3% for the first six months of fiscal 1998. The effective income tax rate for the first six months of fiscal 1999 was impacted by non-deductible goodwill amortization of $2.8 million. The effective income tax rate for the first six months of fiscal 1998 was impacted by non-deductible goodwill amortization of $1.5 million and the reversal of $0.5 million of income tax provisions recognized in earlier periods.

Equity in earnings of unconsolidated partnership increased to $0.7 million for the first six months of fiscal 1999 compared to a loss of $0.7 million for the first six months of fiscal 1998. The first six months of fiscal 1998 includes a $0.9 million after-tax charge due to the early-adoption of a new accounting standard related to start-up activities of the partnership. Also, results for the first six months of fiscal 1998 include only one month of operations of the partnership following its formation on February 26, 1998.

The extraordinary charge of $0.8 million in the first six months of fiscal 1998 is due to the previously discussed early retirement of debt.

Financial Condition

First Six Months of 1999

During the first six months of fiscal 1999, cash increased by $0.8 million. Cash used in operations during the period of $3.8 million, equipment and software purchases of $7.2 million and dividend and scheduled debt payments of $2.1 million and $0.2 million, respectively, were funded by a $13.3 million increase in borrowings under the Company's revolving credit facility and $0.8 million of proceeds from exercise of Common Stock options under the Company's Incentive Stock Plan.

First Six Months of 1998

During the first six months of fiscal 1998, cash decreased $12.7 million. Cash available at the beginning of the period of $23.2 million, cash provided from operations during the period of $29.0 million and a $1.8 million reduction in other long-term assets, or a total of $54.0 million were used primarily to fund $43.0 million of debt repayments, the acquisition of Nova Quintech for $3.5 million, capital additions of $4.4 million and the payment of dividends of $2.1 million. The Company borrowed approximately $344.0 million in February 1998 ($225.0 million under a multi-tranche senior term loan facility, $100.0 million of senior subordinated notes and $19.0 million under a new $100.0 million revolving credit facility). Such borrowings were utilized to close the McNeilus acquisition ($249.5 million purchase price and non-competition payments plus $2.8 million in acquisition costs less cash acquired of $37.9 million, or $214.4 million, plus restricted cash of $11.1 million), refinance $110.0 million of outstanding indebtedness under the Company's previous credit facility and to pay $8.5 million in debt issuance costs. In March 1998, the Company realized approximately $5.5 million from the disposition of certain McNeilus assets.


Liquidity and Capital Resources

The Company's primary cash requirements are expected to include working capital, interest and principal payments on indebtedness, capital expenditures, dividends and, potentially, future acquisitions. The primary sources of cash are expected to be cash flow from operations and borrowings under the Company's Senior Credit Facility. Based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 1999, including the effect of the recently awarded MTTR contract.

Backlog

The Company's backlog as of March 31, 1999 was $572.2 million, compared to $476.9 million at March 31, 1998. The backlog at March 31, 1999 includes $185.4 million with respect to U.S. Government contracts (including $45.0 million for the funded portion of the MTTR contract), $177.1 million related to Pierce Manufacturing Inc. ("Pierce"), $122.2 million with respect to McNeilus and the remainder relates to other commercial and fire and emergency products. The backlog excludes the unfunded portion of the MTTR contract ($739 million at March 31, 1999). Approximately 18% of the Company's backlog orders will not be filled within fiscal 1999. Most of the Company's revenues are derived from customer orders prior to commencing production.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of U.S. Department of Defense ("DoD") long-term family contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company's future sales to the DoD versus its sales to other customers.

Year 2000

General

       The Company commenced a corporate-wide Year 2000 project ("Project 2000") in 1997 to address issues with respect to the ability of computer programs and embedded computer chips to distinguish between the years 1900 and 2000. Project 2000 is on schedule in all material respects. As of May 4, 1999, all of the Company's principal enterprise resource planning systems are Year 2000 ready. Other information systems that are believed to pose lesser risks in the event of Year 2000 failure are scheduled to be upgraded or replaced by mid-1999. Issues with respect to embedded computer chips will continue to be addressed throughout 1999 based on a prioritization of risks. Tests have been and will continue to be conducted with respect to information systems, telephone systems, manufacturing equipment, Company-produced trucks and equipment and other systems and equipment which might exhibit Year 2000 issues in order to determine the extent of any continuing corrective action required.

Project 2000

       Project 2000 is addressing four principal areas--Infrastructure and Applications Software; Company-produced trucks and equipment; Process Controls and Instrumentation ("PC&I"); and third-party suppliers and customers ("External Parties"). The project phases common to each area include: (1) development of an inventory of Year 2000 risks; (2) assignment of priorities to identified risks;
(3) assessment of Year 2000 compliance and impact of noncompliance; (4) tests to determine whether any upgrade or replacement is required; (5) upgrade or replacement of items that are determined not to be Year 2000 compliant if the impact of noncompliance is material; (6) testing of any upgrades or replacements; and (7) design and implementation of contingency and business continuation plans for each organization and facility.

       As of March 31, 1999, the initial four phases for each of the four areas of Project 2000 and remediation of all principal enterprise resource planning systems have been completed. Material items are those believed by the Company to have a risk involving the safety of individuals, or that may cause damage to property or affect revenues and expenses.

       Infrastructure and Applications Software--As the Company addresses its infrastructure and applications software, it tests and then upgrades or replaces the affected hardware and systems software, as necessary. The Company maintains two enterprise resource planning ("ERP") computer systems at its Oshkosh operations and one system each at its Pierce and McNeilus and operations. In May 1999, the Company consolidated its Florida computer operations into Oshkosh's Year 2000 ready computer operations. The Company installed an upgraded release of software (which is certified by the software vendor as being Year 2000 ready) to its ERP system for truck operations in Oshkosh in July 1998. Programming to upgrade the remaining Oshkosh ERP system for its parts operations was completed in December 1998. In April 1999, Pierce replaced all of its hardware and business systems with a new, vendor-certified Year 2000 ready, ERP system and related hardware. McNeilus installed an upgraded release to its ERP systems in August and September 1998. Validation testing at McNeilus to assure that the upgrade is Year 2000 ready is scheduled for completion by July 31, 1999.

       Other infrastructure and applications software, including engineering systems, are believed to pose lesser risks in the event of Year 2000 noncompliance due to a wider range of less disruptive commercial options available to cure noncompliance. The Company plans to upgrade or replace all such non-compliant systems by June 30, 1999.

       Company-Produced Trucks and Equipment--The Company has communicated with suppliers that are critical to the manufacture of its products to verify whether computer chips embedded in its trucks and equipment are Year 2000 ready, and has issued Service Bulletins to customers with respect to the findings. While the Company has not identified any material issues with respect to computer chips embedded into its products, investigations as to such issues, if any, will continue. Nevertheless, there can be no assurance at this time that its investigation is complete or that material warranty and product liability issues will not develop with respect to this matter. To the extent that suppliers of the Company experience Year 2000 problems (or are unable to certify that their products are Year 2000 compliant) and the Company is unable to source alternate suppliers, changes to the Company's products may be necessary to avoid warranty and liability, both as to products already in use, and as to products to be shipped in the future.

       PC&I--Certain systems, such as telephone systems, have been upgraded to be Year 2000 ready, or are planned to be upgraded by June 30, 1999. Current indications are that the Company's critical equipment and systems will not require material upgrades or replacements. The testing and necessary improvements of PC&I equipment will continue throughout 1999.

       External Parties--The Company has surveyed critical parts and all chassis suppliers to assess the Year 2000 readiness of their products and business systems. The Company's largest suppliers are large public companies and, as such, generally have significant projects completed or underway similar to Project 2000. There can be no assurance that these suppliers or the Company's smaller suppliers will not have Year 2000 issues with their processes or business systems that ultimately could have a material effect on the Company in spite of such projects. Where suppliers are deemed to pose significant risk to the Company, alternate suppliers or contingency plans are being developed.

       The Company does not maintain significant computer interfaces with its customers, except with the DoD, where invoices and remittances are sent by electronic data interchange. The DoD is an extremely large organization. Certain departments within the DoD, which interface with the Company, have communicated that they were Year 2000 compliant as of March 31, 1999. However, the DoD has not provided the Company with any assurances that its systems will be Year 2000 compliant, or whether DoD computer interfaces with other U.S. government entities will be Year 2000 ready. Should the DoD encounter Year 2000 difficulties, the Company's sales and cash flows could be materially adversely affected. There also can be no assurance that the Company's other customers will not lose business or otherwise encounter Year 2000 issues that could ultimately affect the sales and earnings of the Company.

Costs

       Based on the Company's activities to date and considering known items, the Company does not expect the total cost associated with required hardware, equipment and software modifications to become Year 2000 ready to be material to the Company's financial position. The total estimated capital costs (which would have been incurred regardless of Year 2000 issues and which have the incidental consequence of Year 2000 readiness) and period expenses of Project 2000 are $8.8 million and $0.7 million, respectively, of which $8.1 million and $0.6 million, respectively, have been expended as of March 31, 1999. Approximately $7.6 million of the estimated capital costs relate to the replacement of all the hardware and business systems at Pierce, which was completed in April 1999. To date, none of the Company's other information systems projects have been delayed due to Project 2000.

Risks

       Under Project 2000 (as in any project of this magnitude and scope), there is risk of underestimating the tasks and difficulties to be encountered, or in obtaining necessary personnel. Risk also exists in that the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, cash flows and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, cash flows or financial condition. Project 2000 is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material External Parties. The Company believes that, with the installation of new or upgraded ERP business systems and assuming completion of Project 2000 as scheduled, the possibility of significant interruptions of normal operations should be reduced. The Company is in the process of establishing contingency plans in the event that any unexpected issues arise when the Year 2000 arrives. The Company expects contingency planning to be complete by August 1, 1999.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

       The Company has not experienced any material changes in its market risk exposures since September 30, 1998.

                           PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is engaged in litigation against Super Steel Products Corp. ("SSPC"), the Company's former supplier of mixer systems for forward-discharge concrete mixer trucks under a long-term supply contract. SSPC sued the Company in state court claiming the Company breached the contract. The Company counterclaimed for repudiation of the contract. On July 26, 1996, a jury returned a verdict for SSPC awarding damages totaling $4.5 million. On October 10, 1996, the state court judge overturned the verdict against the Company, granted judgment for the Company on its counterclaim, and ordered a new trial for damages on the Company's counterclaim. Both SSPC and the Company appealed the state court judge's decision to the Wisconsin Court of Appeals. On December 8, 1998, the Wisconsin Court of Appeals ordered the state court judge to reinstate the jury verdict against the Company awarding damages totaling $4.5 million plus interest to SSPC. On April 6, 1999, the Company's petition for review of this decision by the Wisconsin Supreme Court was denied. On April 12, 1999, the Company petitioned the state court judge to act on the Company's previous motion for a retrial. The Company expects a decision on the retrial motion shortly. The ultimate outcome of this matter cannot be predicted at the present time. During the quarter ended March 31, 1999, the Company increased its reserve relating to this matter.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the annual meeting of shareholders held on February 1, 1999, all of the persons nominated as directors were elected. The following table sets forth certain information with respect to such election.

                                                      Shares
                                       Shares      Withholding    Other Shares
             Name of Nominee         Voted For      Authority      Not Voted
             ---------------         ---------      ---------      ---------

            Class A Nominees
            ----------------


J.W. Andersen                         273,087            0            23,669
R.G. Bohn                             272,412          675            23,669
F.M. Franks                           273,087            0            23,669
M.W. Grebe                            273,087            0            23,669
K.J. Hempel                           273,087            0            23,669
S.P. Mosling                          273,087            0            23,669
J.P. Mosling, Jr.                     273,087            0            23,669


          Common Stock Nominees

D.T. Carroll                          6,719,450      4,408         1,400,887
R.G. Sim                              6,720,000      3,858         1,400,887
In addition, Class A Shareholders approved the Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, by a vote of 260,739 in favor, 787 against or witheld, and 11,561 abstentions and broker non-votes.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K - On February 2, 1999, the Company filed a Current Report on Form 8-K, dated February 1, 1999, to report the adoption of a shareholder rights plan pursuant to Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OSHKOSH TRUCK CORPORATION

May 14, 1999                            /S/  R. G. Bohn
                                    --------------------------------------------
                                         R. G. Bohn
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


May 14, 1999                            /S/ C. L. Szews
                                    --------------------------------------------
                                         C. L. Szews
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



May 14, 1999                            /S/ T. J. Polnaszek
                                    --------------------------------------------
                                         T. J. Polnaszek
                                         Vice President and Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.       Description

   27             Financial Data Schedule