Form 10-Q
period 1999-06-30
OSHKOSH TRUCK CORP
filed 1999-08-06
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1999

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock Outstanding as of July 31, 1999:    284,244

Common Stock Outstanding as of July 31, 1999:          8,236,588

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                                                            Page
                                                                            ----

Part I.           Financial Information

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Statements of Income
                        - Three Months Ended June 30, 1999 and 1998;
                             Nine Months Ended June 30, 1999 and 1998 .......3

               Condensed Consolidated Balance Sheets
                        - June 30, 1999 and September 30, 1998...............4

               Condensed Consolidated Statement of Shareholders' Equity
                        - Nine Months Ended June 30, 1999 ...................5

               Condensed Consolidated Statements of Cash Flows
                        - Nine Months Ended June 30, 1999 and 1998 ..........6

               Notes to Condensed Consolidated Financial Statements
                        - June 30, 1999 .....................................7

     Item 2.   Management's Discussion and Analysis of Consolidated
                        Financial Condition and Results of Operations ......22

     Item 3.   Quantitative and Qualitative Disclosure of Market Risk ......30

Part II.       Other Information

     Item 1.   Legal Proceedings ...........................................31

     Item 6.   Exhibits and Reports on Form 8-K ............................31

Signatures .................................................................32

                      PART I. ITEM 1. FINANCIAL INFORMATION
                            OSHKOSH TRUCK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                   Three Months Ended                 Nine Months Ended
                                                                       June 30,                           June 30,
                                                                       --------                           --------

                                                                  1999             1998            1999              1998
                                                                  ----             ----            ----              ----

                                                                         (In thousands, except per share amounts)

Net sales                                                    $    329,821     $    290,104     $    851,048     $    659,741
Cost of sales                                                     281,529          250,525          726,128          572,630
                                                             ------------     ------------     ------------     ------------
Gross income                                                       48,292           39,579          124,920           87,111
Operating expenses:
  Selling, general and administrative                              22,023           21,506           63,322           47,665
  Amortization of goodwill and other intangibles                    2,775            2,764            8,400            5,559
                                                             ------------     ------------     ------------     ------------
     Total operating expenses                                      24,798           24,270           71,722           53,224
                                                             ------------     ------------     ------------     ------------
Operating income                                                   23,494           15,309           53,198           33,887
Other income (expense):
  Interest expense                                                 (6,613)          (7,082)         (19,839)         (14,273)
  Interest income                                                     187               10              614              544
  Miscellaneous, net                                                  224             (181)             564             (344)
                                                             ------------     -------------    ------------     ------------
                                                                   (6,202)          (7,253)         (18,661)         (14,073)
                                                             ------------     ------------     ------------     ------------
Income from operations before income taxes,
  equity in earnings of unconsolidated
  partnership and extraordinary item                               17,292            8,056           34,537           19,814
Provision for income taxes                                          7,199            3,639           14,700            8,378
                                                             ------------     ------------     ------------     ------------
                                                                   10,093            4,417           19,837           11,436
Equity in earnings (loss) of unconsolidated
  partnership, net of income taxes                                    452              583            1,169             (135)
                                                             ------------     ------------     ------------     ------------
Income from operations                                             10,545            5,000           21,006           11,301
Extraordinary charge for early retirement of debt,
  net of income tax benefit                                            --             (450)              --           (1,185)
                                                             ------------     ------------     ------------     ------------
Net income                                                   $     10,545     $      4,550     $     21,006     $     10,116
                                                             ============     ============     ============     ============

Earnings per share (see Note 7):
  Income from operations                                     $       0.83     $       0.40     $       1.65     $       0.89
  Extraordinary item                                                   --            (0.04)              --            (0.09)
                                                             ------------     ------------     ------------     ------------
    Net income                                               $       0.83     $       0.36     $       1.65     $       0.80
                                                             ============     ============     ============     ============

Earnings per share assuming dilution (see Note 7):
  Income from operations                                     $       0.81     $       0.39     $       1.62     $       0.88
  Extraordinary item                                                   --            (0.04)              --            (0.09)
                                                             ------------     ------------     ------------     -------------
    Net income                                               $       0.81     $       0.35     $       1.62     $       0.79
                                                             ============     ============     ============     ============

Cash dividends (see Note 7):
  Class A Common Stock                                       $    0.07250     $    0.07250     $    0.21750     $    0.21750
  Common Stock                                               $    0.08333     $    0.08333     $    0.25000     $    0.25000



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               June, 30,          September 30,
                                                                 1999                  1998
                                                                 ---                   ----
                                                              (Unaudited)
                                                                       (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                $          5,441     $           3,622
  Receivables, net                                                  107,220                80,982
  Inventories                                                       218,319               149,191
  Prepaid expenses                                                    3,836                 3,768
  Deferred income taxes                                              20,659                12,281
                                                           ----------------     -----------------
      Total current assets                                          355,475               249,844
Investment in unconsolidated partnership                             16,643                13,496
Other long-term assets                                               16,850                14,198
Property, plant and equipment                                       162,547               156,783
Less accumulated depreciation                                       (81,923)              (75,947)
                                                           ----------------     -----------------
  Net property, plant and equipment                                  80,624                80,836
Goodwill and other intangible assets, net                           324,471               326,665
                                                           ----------------     -----------------
Total assets                                               $        794,063     $         685,039
                                                           ================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $         80,814     $          65,171
  Floor plan notes payable                                           35,971                11,645
  Customer advances                                                  64,084                44,915
  Payroll-related obligations                                        24,688                24,124
  Accrued warranty                                                   16,091                15,887
  Other current liabilities                                          61,493                43,498
  Current maturities of long-term debt and
    revolving credit facility                                        28,163                 3,467
                                                           ----------------     -----------------
      Total current liabilities                                     311,304               208,707
Long-term debt                                                      266,693               277,337
Deferred income taxes                                                43,677                47,832
Other long-term liabilities                                          21,246                19,867
Shareholders' equity                                                151,143               131,296
                                                           ----------------     -----------------
Total liabilities and shareholders' equity                 $        794,063     $         685,039
                                                           ================     =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)


                                                                                                Accumulated
                                                                                                  Other
                                                                                              Comprehensive
                                                                                               Income (Loss)
                                                                                                - Minimum
                                                                             Common Stock         Pension
                                     Common      Paid-in       Retained           in             Liability
                                     Stock       Capital       Earnings        Treasury         Adjustment          Total
                                     -----       -------       --------        --------         ----------          -----

                                                                            (In thousands)
Balance at September 30, 1998        $   93     $  14,712     $ 130,959      $    (12,664)      $    (1,804)    $   131,296
Comprehensive income:
  Net income                            ---           ---        21,006               ---               ---          21,006
  Other                                 ---           ---           ---               ---               ---             ---
                                                                                                                -----------
                                                                                                                     21,006
Cash dividends:
  Class A Common Stock                  ---           ---           (93)              ---               ---             (93)
  Common Stock                          ---           ---        (3,081)              ---               ---          (3,081)
Other                                   ---           911           ---             1,104               ---           2,015
                                     ------     ---------     ---------      ------------       -----------     -----------
Balance at June 30, 1999             $   93     $  15,623     $ 148,791      $    (11,560)      $    (1,804)    $   151,143
                                     ======     =========     =========      ============       ===========     ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                         June 30,
                                                                  1999              1998
                                                                  ----              ----
                                                                      (In thousands)
Operating activities:
  Income from operations                                      $     21,006     $     11,301
  Non-cash adjustments                                               6,165           15,854
  Changes in operating assets and liabilities                      (26,102)          51,827
                                                              ------------     ------------
      Net cash provided from operating
        activities                                                   1,069           78,982

Investing activities:
  Acquisition of businesses, net of cash acquired                       --         (217,954)
  Additions to property, plant and equipment                        (6,900)          (6,270)
  Proceeds from sale of property, plant and equipment                   58              320
  Increase in other long-term assets                                (4,356)          (2,232)
                                                              -------------    -------------
      Net cash used for investing activities                       (11,198)        (226,136)

Net cash used for discontinued operations                               --             (872)

Financing activities:
  Net borrowings under revolving credit
    facility                                                        14,300               --
  Proceeds from issuance of long-term debt                              --          325,000
  Repayments of long-term debt                                        (248)        (163,931)
  Debt issuance costs                                                   --           (8,507)
  Dividends paid                                                    (3,163)          (3,129)
  Other                                                              1,059               31
                                                              ------------     ------------
      Net cash provided from financing activities                   11,948          149,464
                                                              ------------     ------------

Increase in cash and cash equivalents                                1,819            1,438

Cash and cash equivalents at beginning of period                     3,622           23,219
                                                              ------------     ------------

Cash and cash equivalents at end of period                    $      5,441     $     24,657
                                                              ============     ============

Supplementary disclosures:
  Depreciation and amortization                               $     17,018     $     12,995
  Cash paid for interest                                            16,887            7,633
  Cash paid for income taxes                                        20,342            7,162

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial  statement  that is  displayed  with  the  same  prominence  as  other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Effective October 1, 1998, the Company adopted SFAS No.
130. Comprehensive income has been included in the Company's Consolidated Statement of Shareholders' Equity and prior period amounts have been reclassified to conform to SFAS No. 130 requirements.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations, as restated to reflect the effects of a stock dividend effective August 5, 1999 (see Note 7):


                                                          Three Months Ended                  Nine Months Ended
                                                               June 30,                           June 30,
                                                               --------                           --------
                                                        1999              1998            1999              1998
                                                        ----              ----            ----              ----
Denominator for basic earnings per share              12,763,241       12,629,207       12,699,587        12,586,650
Effect of dilutive options and incentive
  compensation awards                                    310,386          169,801          300,174           145,458
                                                    ------------     ------------     ------------       -----------
Denominator for dilutive earnings per share           13,073,627       12,799,008       12,999,761        12,732,108
                                                    ============     ============     ============       ===========

3. INVENTORIES

Inventories consist of the following:

                                                                 June 30,                 September 30,
                                                                   1999                        1998
                                                                   ----                        ----
                                                                             (In thousands)

Finished products                                          $             58,493        $              27,916
Partially finished products                                              80,075                       52,700
Raw materials, purchased chassis, and parts                              92,701                       77,675
                                                           --------------------        ---------------------
Inventories at FIFO cost                                                231,269                      158,291
Less:  Progress payments on U.S. Government
  contracts                                                              (1,694)                          --
Excess of FIFO cost over LIFO cost                                      (11,256)                      (9,100)
                                                           --------------------        ---------------------
                                                           $            218,319        $             149,191
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

Pro forma unaudited condensed consolidated operating results of the Company, assuming McNeilus had been acquired as of October 1, 1997, are summarized below:


                                                                   Nine Months Ended
                                                                     June 30, 1998
                                                                     -------------
                                                        (In thousands, except per share amounts)
Net sales                                                        $        797,935
Income before extraordinary item                                           13,752
Net income                                                                 12,567
Earnings per share:
  Before extraordinary item                                      $           1.09
  Net income                                                                 1.00
Earnings per share assuming dilution:
    Before extraordinary item                                                1.08
    Net income                                                               0.99

5. LONG-TERM DEBT

The Company has outstanding a Senior Credit Facility and $100.0 million of 8.75% Senior Subordinated Notes due March 1, 2008. The Senior Credit Facility consists of a six year $100.0 million revolving credit facility ("Revolving Credit Facility") and three term loan facilities ("Term Loan A", "Term Loan B", and "Term Loan C"). The outstanding balances as of June 30, 1999 on the Revolving Credit Facility, Term Loan A, Term Loan B, and Term Loan C are $20.3 million, $87.0 million, $42.5 million, and $42.5 million, respectively.

At June 30, 1999, outstanding borrowings of $20.3 million and $9.3 million of outstanding letters of credit reduced available capacity under the Revolving Credit Facility to $70.4 million.

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

6. SHAREHOLDER RIGHTS PLAN

On February 1, 1999, the Board of Directors of the Company adopted a shareholder rights plan and declared a rights dividend (as subsequently adjusted to reflect a stock dividend - see Note 7) of two-thirds Preferred Share Purchase Right ("Right") for each share of Common Stock and 40/69 of one Right for each share of Class A Common Stock outstanding on February 8, 1999, and provided that two-thirds Right and one 40/69 Right would be issued with each share of Common Stock and Class A Common Stock, respectively, thereafter issued. The Rights are exercisable only if a person or group acquires 15% or more of the Common Stock and Class A Common Stock or announces a tender offer for 15% or more of the Common Stock and Class A Common Stock. Each Right entitles the holder thereof to purchase from the Company one one-hundredth share of the Company's Series A Junior Participating Preferred Stock at an initial exercise price of $145 per one one-hundredth of a share (subject to adjustment), or, upon the occurrence of certain events, Common Stock or common stock of an acquiring company having a market value equivalent to two times the exercise price.
Subject to certain conditions, the Rights are redeemable by the Board of Directors for $.01 per Right and are exchangeable for shares of Common Stock. The Board of Directors is also authorized to reduce the 15% threshold referred to above to not less than 10%. The Rights have no voting power and initially expire on February 1, 2009.

7. STOCK DIVIDEND

Following the close of business on July 23, 1999, the Company's Board of Directors declared a three-for-two split of both classes of Company common stock to be effected in the form of a 50 percent stock dividend payable August 19, 1999 to shareholders of record on August 5, 1999. All per share and weighted average share amounts have been restated in the accompanying financial statements and related notes to reflect this split. As a part of its action to declare this stock dividend, the Rights under the Shareholder Rights Plan were proportionally adjusted, as were authorizations, outstanding options and option exercise prices under the 1990 Incentive Stock Plan of the Company.

8. COMMITMENTS AND CONTINGENCIES

The Company was engaged in litigation against Super Steel Products Corp. ("SSPC"), the Company's former supplier of mixer systems for forward-discharge concrete mixer trucks under a long-term supply contract. SSPC sued the Company in state court claiming the Company breached the contract. The Company counterclaimed for repudiation of the contract. On July 26, 1996, a jury returned a verdict for SSPC awarding damages totaling $4.5 million. On October 10, 1996, the state court judge overturned the verdict against the Company, granted judgment for the Company on its counterclaim, and ordered a new trial for damages on the Company's counterclaim. Both SSPC and the Company appealed the state court judge's decision to the Wisconsin Court of Appeals. On December 8, 1998, the Wisconsin Court of Appeals ordered the state court judge to reinstate the jury verdict against the Company awarding damages totaling $4.5 million plus interest to SSPC. On April 6, 1999, the Company's petition for review of this decision by the

Wisconsin Supreme Court was denied. On April 12, 1999, the Company petitioned the state court judge to act on the Company's previous motion for a retrial. This petition was denied on June 18, 1999 and the state court judge directed that judgment be entered. In lieu of further appeals, the Company paid $5.75 million on July 27, 1999 in final settlement of the matter. The Company had recorded a liability for the full amount of the final settlement at June 30, 1999.

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

As to one such Superfund site, Pierce Manufacturing Inc. ("Pierce") is one of 431 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. A remedial investigation/
feasibility study was completed in September 1998. A feasibility study and modeling report were submitted on April 30, 1999 to the state environmental agency. A final acceptance of the remedial investigation/feasibility study will not be available until late-1999, with the remedial design/remedial action phase commencing after early 2000. As such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered at June 30, 1999 through reserves established by the Company. Actual liability could vary based on completion of the study, the resources of other PRPs and the Company's final share of liability.

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

The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected in the groundwater at the Company's North Plant facility with recent testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and believes that it is adequately covered at June 30, 1999 through reserves established by the Company. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

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

The Company has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements totaling approximately $1 million at June 30, 1999. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $107.8 million and open standby letters of credit issued by the Company's bank in favor of third parties totaling approximately $9.3 million at June 30, 1999.

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed  consolidating financial information for:
(a) the Company; (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly-owned subsidiaries of the Company ("Subsidiary Guarantors") other than McNeilus Financial Services, Inc., Oshkosh/McNeilus Financial Services, Inc., and Nation's Casualty Insurance, Inc., which are the only non-guarantor subsidiaries of the Company ("Non-Guarantor Subsidiaries"), and (c) on a combined basis, the Non-Guarantor Subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

The Company is comprised of Wisconsin and Florida manufacturing operations and certain corporate management, information services and finance functions. Borrowings and related interest expense under the Senior Credit Facility and the Senior Subordinated Notes are charged to the Company. The Company has allocated a portion of this interest expense to Pierce Manufacturing Inc. through a formal lending arrangement. The Company is charged interest by its wholly-owned subsidiary, McNeilus Companies, Inc. under a formal lending arrangement. There are presently no management fee arrangements between the Company and its Non-Guarantor Subsidiaries.

                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                    For the Three Months Ended June 30, 1999
                                   (Unaudited)


                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                              (In thousands)


Net sales                                      $  117,247      $  213,720      $        --        $   (1,146)      $   329,821
Cost of sales                                     103,831         178,844               --            (1,146)          281,529
                                               ----------      ----------      -----------        -----------      -----------
Gross income                                       13,416          34,876               --                --            48,292
Operating expenses:
  Selling, general and
    administrative                                 10,399          11,519              105                --            22,023
  Amortization of goodwill and
    other intangibles                                  --           2,775               --                --             2,775
                                               ----------      ----------      -----------        ----------       -----------
      Total operating expenses                     10,399          14,294              105                --            24,798
                                               ----------      ----------      -----------        ----------       -----------
Operating income (loss)                             3,017          20,582             (105)               --            23,494
Other income (expense):
  Interest expense                                 (6,151)         (2,037)              --             1,575            (6,613)
  Interest income                                      48           1,701               13            (1,575)              187
  Miscellaneous, net                                   19              57              148                --               224
                                               ----------      ----------      -----------        ----------       -----------
                                                   (6,084)           (279)             161                --            (6,202)
                                               ----------      ----------      -----------        ----------       -----------
Income (loss) from operations
  before income taxes and equity
  in earnings of subsidiaries and
  unconsolidated partnership                       (3,067)         20,303               56                --            17,292
Provision (credit) for income taxes                (1,053)          8,231               21                --             7,199
                                               -----------     ----------      -----------        ----------       -----------
                                                   (2,014)         12,072               35                --            10,093
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                              12,559              --              452           (12,559)              452
                                               ----------      ----------      -----------        ----------       -----------
Net income                                     $   10,545      $   12,072      $       487        $  (12,559)      $    10,545
                                               ==========      ==========      ===========        ==========       ===========

                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                     For the Nine Months Ended June 30, 1999
                                   (Unaudited)


                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                              (In thousands)


Net sales                                      $  295,341      $  559,294      $        --        $   (3,587)      $   851,048
Cost of sales                                     259,360         470,355               --            (3,587)          726,128
                                               ----------      ----------      -----------        ----------       -----------
Gross income                                       35,981          88,939               --                --           124,920
Operating expenses:
  Selling, general and
    administrative                                 30,155          32,919              248                --            63,322
  Amortization of goodwill and
    other intangibles                                  --           8,400               --                --             8,400
                                               ----------      ----------      -----------        ----------       -----------
      Total operating expenses                     30,155          41,319              248                --            71,722
                                               ----------      ----------      -----------        ----------       -----------
Operating income (loss)                             5,826          47,620             (248)               --            53,198
Other income (expense):
  Interest expense                                (18,493)         (6,071)              --             4,725           (19,839)
  Interest income                                     245           5,047               47            (4,725)              614
  Miscellaneous, net                                  130             130              304                --               564
                                               ----------      ----------      -----------        ----------       -----------
                                                  (18,118)           (894)             351                --           (18,661)
                                               ----------      ----------      -----------        ----------       -----------
Income (loss) from operations
  before income taxes and equity
  in earnings of subsidiaries and
  unconsolidated partnership                      (12,292)         46,726              103                --            34,537
Provision (credit) for income taxes                (4,671)         19,332               39                --            14,700
                                               ----------      ----------      -----------        ----------       -----------
                                                   (7,621)         27,394               64                --            19,837
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                              28,627              --            1,169           (28,627)            1,169
                                               ----------      ----------      -----------        -----------      -----------
Net income                                     $   21,006      $   27,394      $     1,233        $  (28,627)      $    21,006
                                               ==========      ==========      ===========        ===========      ===========

                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                    For the Three Months Ended June 30, 1998
                                   (Unaudited)


                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                              (In thousands)


Net sales                                      $  100,311      $  189,793      $        --        $       --       $   290,104
Cost of sales                                      92,015         158,510               --                --           250,525
                                               ----------      ----------      -----------        ----------       -----------
Gross income                                        8,296          31,283               --                --            39,579
Operating expenses:
  Selling, general and
    administrative                                 10,131          11,220              155                --            21,506
  Amortization of goodwill and
    other intangibles                                  --           2,764               --                --             2,764
                                               ----------      ----------      -----------        ----------       -----------
      Total operating expenses                     10,131          13,984              155                --            24,270
                                               ----------      ----------      -----------        ----------       -----------
Operating income (loss)                            (1,835)         17,299             (155)               --            15,309
Other income (expense):
  Interest expense                                 (5,394)         (1,868)             180                --            (7,082)
  Interest income                                     120             110             (220)               --                10
  Miscellaneous, net                                 (159)           (242)             220                --              (181)
                                               ----------      ----------      -----------        ----------       -----------
                                                   (5,433)         (2,000)             180                --            (7,253)
                                               ----------      ----------      -----------        ----------       -----------
Income (loss) from operations
  before income taxes, equity in
  earnings of subsidiaries and
  unconsolidated partnership and
  extraordinary item                               (7,268)         15,299               25                --             8,056
Provision for income taxes                         (2,826)          6,462                3                --             3,639
                                               ----------      ----------      -----------        ----------       -----------
                                                   (4,442)          8,837               22                --             4,417
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                               9,442              --              583            (9,442)              583
                                               ----------      ----------      -----------        ----------       -----------
Income from operations                              5,000           8,837              605            (9,442)            5,000
Extraordinary charge for early
  retirement of debt, net of income
  tax benefit                                        (450)             --               --                --              (450)
                                               ----------      ----------      -----------        ----------       -----------
Net income                                     $    4,550      $    8,837      $       605        $   (9,442)      $     4,550
                                               ==========      ==========      ===========        ===========      ===========

                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                     For the Nine Months Ended June 30, 1998
                                   (Unaudited)


                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                              (In thousands)


Net sales                                      $  305,537      $  354,204      $        --        $       --       $   659,741
Cost of sales                                     274,524         298,106               --                --           572,630
                                               ----------      ----------      -----------        ----------       -----------
Gross income                                       31,013          56,098               --                --            87,111
Operating expenses:
  Selling, general and
    administrative                                 27,266          20,147              252                --            47,665
  Amortization of goodwill and
    other intangibles                                  --           5,559               --                --             5,559
                                               ----------      ----------      -----------        ----------       -----------
      Total operating expenses                     27,266          25,706              252                --            53,224
                                               ----------      ----------      -----------        ----------       -----------
Operating income (loss)                             3,747          30,392             (252)               --            33,887
Other income (expense):
  Interest expense                                 (9,117)         (5,156)              --                --           (14,273)
  Interest income                                     274             270               --                --               544
  Miscellaneous, net                                 (292)           (416)             364                --              (344)
                                               ----------      ----------      -----------        ----------       -----------
                                                   (9,135)         (5,302)             364                --           (14,073)
                                               ----------      ----------      -----------        ----------       -----------
Income from operations before
  income taxes, equity in
  earnings of subsidiaries and
  unconsolidated partnership and
  extraordinary item                               (5,388)         25,090              112                --            19,814
Provision for income taxes                         (2,243)         10,584               37                --             8,378
                                               ----------      ----------      -----------        ----------       -----------
                                                   (3,145)         14,506               75                --            11,436
Equity in earnings (loss) of
  subsidiaries and unconsolidated
  partnership, net of income taxes                 14,446              --             (135)          (14,446)             (135)
                                               ----------      ----------      -----------        ----------       -----------
Income from operations                             11,301          14,506              (60)          (14,446)           11,301
Extraordinary charge for early
  retirement of debt, net of income
  tax benefit                                      (1,185)             --               --                --            (1,185)
                                               ----------      ----------      -----------        ----------       -----------
Net income (loss)                              $   10,116      $   14,506      $       (60)       $  (14,446)      $    10,116
                                               ==========      ==========      ===========        ==========       ===========

                            OSHKOSH TRUCK CORPORATION
                     Condensed Consolidating Balance Sheets
                                  June 30, 1999
                                   (Unaudited)


                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                              (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                     $   4,110      $      904       $     427         $       --       $     5,441
  Receivables, net                                 52,216          54,938              66                 --           107,220
  Inventories                                      60,048         158,271              --                 --           218,319
  Prepaid expenses and other                        3,174             662              --                 --             3,836
  Deferred income taxes                             9,164           7,007           4,488                 --            20,659
                                                ---------      ----------       ---------         ----------       -----------
     Total current assets                         128,712         221,782           4,981                 --           355,475
Investment in and advances to:
  Subsidiaries                                    382,141          (2,943)             --           (379,198)               --
  Unconsolidated partnership                           --              --          16,643                 --            16,643
Other long-term assets                              9,977           6,825              48                 --            16,850
Net property, plant and equipment                  23,252          57,372              --                 --            80,624
Goodwill and other intangible
  assets, net                                       1,108         323,363              --                 --           324,471
                                                ---------      ----------       ---------         ----------       -----------
Total assets                                    $ 545,190      $  606,399       $  21,672         $ (379,198)      $   794,063
                                                =========      ==========       =========         ==========       ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $  35,643      $   45,139       $      32         $       --       $    80,814
  Floor plan notes payable                             --          35,971              --                 --            35,971
  Customer advances                                 1,155          62,929              --                 --            64,084
  Payroll-related obligations                      10,459          14,205              24                 --            24,688
  Accrued warranty                                  6,366           9,725              --                 --            16,091
  Other current liabilities                        32,424          18,148          10,921                 --            61,493
  Current maturities of long-term
    debt and revolving credit
    facility                                       27,912             251              --                 --            28,163
                                                ---------      ----------       ---------         ----------       -----------
     Total current liabilities                    113,959         186,368          10,977                 --           311,304
Long-term debt                                    264,388           2,305              --                 --           266,693
Deferred income taxes                              (4,017)         34,056          13,638                 --            43,677
Other long-term liabilities                        19,717           1,529              --                 --            21,246
Investments by and advances from
  (to) parent                                          --         382,141          (2,943)          (379,198)               --
Shareholders' equity                              151,143              --              --                 --           151,143
                                                ---------      ----------       ---------         ----------       -----------
Total liabilities and shareholders'
  equity                                        $ 545,190      $  606,399       $  21,672         $ (379,198)      $   794,063
                                                =========      ==========       =========         ============     ===========

                            OSHKOSH TRUCK CORPORATION
                     Condensed Consolidating Balance Sheets
                               September 30, 1998
                                   (Unaudited)


                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                              (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                      $   1,065      $      979       $   1,578        $       ----    $      3,622
  Receivables, net                                  41,009          39,863             110                ----          80,982
  Inventories                                       47,191         102,000            ----                ----         149,191
  Prepaid expenses and other                         3,298             470            ----                ----           3,768
  Deferred income taxes                              5,761           4,629           1,891                ----          12,281
                                                 ---------      ----------       ---------        ------------     -----------
     Total current assets                           98,324         147,941           3,579                ----         249,844
Investment in and advances to:
  Subsidiaries                                     363,189          (4,585)           ----            (358,604)           ----
  Unconsolidated partnership                          ----            ----          13,496                 ----         13,496
Other long-term assets                               9,276           4,960             (38)               ----          14,198
Net property, plant and equipment                   23,789          57,047            ----                ----          80,836
Goodwill and other intangible
  assets, net                                        1,108         325,557            ----                ----         326,665
                                                 ---------      ----------       ---------        ------------     -----------
Total assets                                     $ 495,686      $  530,920       $  17,037        $   (358,604)    $   685,039
                                                 =========      ==========       =========        ============     ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $  30,843      $   34,294       $      34        $       ----     $    65,171
  Floor plan notes payable                            ----          11,645            ----                ----          11,645
  Customer advances                                  1,689          43,226            ----                ----          44,915
  Payroll-related obligations                        8,749          15,348              27                ----          24,124
  Accrued warranty                                   5,689          10,198            ----                ----          15,887
  Other current liabilities                         23,710          15,037           4,751                ----          43,498
  Current maturities of long-term
    debt and revolving credit
    facility                                         3,216             251            ----                ----           3,467
                                                 ---------      ----------       ---------        ------------     -----------
     Total current liabilities                      73,896         129,999           4,812                ----         208,707
Long-term debt                                     274,784           2,553            ----                ----         277,337
Deferred income taxes                               (2,394)         33,416          16,810                ----          47,832
Other long-term liabilities                         18,104           1,763            ----                ----          19,867
Investments by and advances from
  (to) parent                                         ----        363,189           (4,585)           (358,604)           ----
Shareholders' equity                               131,296            ----            ----                ----         131,296
                                                 ---------      ----------       ---------        ------------     -----------
Total liabilities and shareholders'
  equity                                         $ 495,686      $  530,920       $  17,037        $   (358,604)    $   685,039
                                                 =========      ==========       =========        ============     ============

                            OSHKOSH TRUCK CORPORATION
                Condensed Consolidating Statements of Cash Flows
                     For the Nine Months Ended June 30, 1999
                                   (Unaudited)


                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                              (In thousands)

Operating activities:
  Income from operations                         $  21,006     $   27,394       $    1,233        $  (28,627)      $    21,006
  Non-cash adjustments                                (806)        11,614           (4,643)               --             6,165
  Changes in operating assets and
    liabilities                                     (7,508)       (17,003)          (1,591)               --           (26,102)
                                                 ---------     ----------       ----------        ----------       -----------
      Net cash provided from (used
        for) operating activities                   12,692         22,005           (5,001)          (28,627)            1,069

Investing activities:
  Investments in and advances to
    subsidiaries                                   (18,952)       (14,842)           5,167            28,627                --
  Additions to property, plant and
    equipment                                       (2,589)        (4,311)              --                --            (6,900)
  Other                                               (302)        (2,679)          (1,317)               --            (4,298)
                                                 ---------     ----------       ----------        ----------       -----------
      Net cash provided from (used
        for) investing activities                  (21,843)       (21,832)           3,850            28,627           (11,198)

Financing activities:
  Net borrowings under revolving
    credit facility                                 14,300             --               --                --            14,300
  Repayments of long-term debt                          --           (248)              --                --              (248)
  Dividends paid                                    (3,163)            --               --                --            (3,163)
  Other                                              1,059             --               --                --             1,059
                                                 ---------     ----------       ----------        ----------       ----------
      Net cash provided from (used
        for) financing activities                   12,196           (248)              --                --            11,948
                                                 ---------     ----------       ----------        ----------       ----------
Increase (decrease) in cash and cash
  equivalents                                        3,045            (75)          (1,151)               --             1,819
Cash and cash equivalents at
  beginning of period                                1,065            979            1,578                --             3,622
                                                 ---------     ----------       ----------        ----------       ----------
Cash and cash equivalents at end of
  period                                         $   4,110     $      904       $      427        $       --       $     5,441
                                                 =========     ==========       ==========        ==========       ==========

                            OSHKOSH TRUCK CORPORATION
                Condensed Consolidating Statements of Cash Flows
                     For the Nine Months Ended June 30, 1998
                                   (Unaudited)


                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                              (In thousands)
Operating activities:
  Income (loss) from operations                  $  11,301      $  14,506       $      (60)       $ (14,446)       $    11,301
  Non-cash adjustments                               7,042          8,552              260               --             15,854
  Changes in operating assets and
    liabilities                                     32,445         21,010           (1,628)              --             51,827
                                                 ---------      ---------       ----------        ---------        ----------
      Net cash provided from (used
        for) operating activities                   50,788         44,068           (1,428)         (14,446)            78,982

Investing activities:
  Acquisition of businesses, net of
    cash acquired                                 (225,524)        (3,535)          11,105               --           (217,954)
  Investments in and advances to
    subsidiaries                                    20,715        (32,702)          (2,459)          14,446                 --
  Additions to property, plant and
    equipment                                       (1,488)        (4,782)              --               --             (6,270)
  Other                                                386         (2,274)             (24)              --             (1,912)
                                                 ---------      ---------       ----------        ---------        -----------
      Net cash provided from (used
        for) investing activities                 (205,911)       (43,293)           8,622           14,446           (226,136)

Net cash used for discontinued
  operations                                          (872)            --               --               --               (872)

Financing activities:
  Proceeds from issuance of
    long-term debt                                 325,000             --               --               --            325,000
  Repayments of long-term debt                    (164,000)            69               --               --           (163,931)
  Debt issuance costs                               (8,507)            --               --               --             (8,507)
  Dividends paid                                    (3,129)            --               --               --             (3,129)
  Other                                                 31             --               --               --                 31
                                                 ---------      ---------       ----------        ---------        -----------
      Net cash provided from (used
        for) financing activities                  149,395             69               --               --            149,464
                                                 ---------      ---------       ----------        ---------        -----------
Increase (decrease) in cash and cash
  equivalents                                       (6,600)           844            7,194               --              1,438
Cash and cash equivalents at
  beginning of period                               23,210              9               --               --             23,219
                                                 ---------      ---------       ----------        ---------        -----------
Cash and cash equivalents at end of
  period                                         $  16,610      $     853       $    7,194        $      --        $    24,657
                                                 =========      =========       ==========        =========        ===========

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

Stock Dividend

Following the close of business on July 23, 1999, the Company's Board of Directors declared a three-for-two stock split of both classes of Company common stock to be effected in the form of a 50 percent stock dividend payable August 19, 1999 to shareholders of record on August 5, 1999. All per share amounts presented in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations have been restated to reflect this stock split.

Results of Operations

Third Quarter 1999 Compared to 1998

The Company reported net income of $10.5 million, or $0.81 per share, on sales of $329.8 million for the third quarter of fiscal 1999, compared to net income of $4.6 million, or $0.35 per share, on sales of $290.1 million for the third quarter of fiscal 1998.

Sales of commercial and fire and emergency products increased in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 while sales of defense products decreased. Commercial and fire and emergency sales in the third quarter of fiscal 1999 increased $46.3 million, or 19.8%, from the third quarter of fiscal 1998 to $280.9 million. An increase of $41.9 million in sales of construction and refuse vehicles and a $4.4 million increase in sales of fire and emergency apparatus accounted for the increase. Commercial sales include rear-discharge concrete mixers and refuse packers sold by McNeilus Companies, Inc. ("McNeilus"), acquired on February 26, 1998, and front-discharge concrete mixers sold under the Oshkosh brand. Total construction vehicle sales rose 22.1% during the third quarter of 1999 due to strong end markets for the Company's construction products and the introduction of a new cab and mixer package for Oshkosh's front-discharge concrete mixer. Refuse packer sales rose 48.3% in the third quarter of 1999. Management believes that commercial waste haulers accelerated the replacement of refuse packers in their fleets in 1998 and 1999 and that the Company has increased its penetration with both commercial and municipal accounts. Sales of fire and emergency vehicles rose 5.7% due to strong market demand and an improved product mix. Sales of defense products totaled $50.6 million in the third quarter of fiscal 1999, a decrease of $5.1 million, or 9.1%, compared to the second quarter of fiscal 1998. Defense sales declined due to the trend in lower heavy military truck spending in the federal budget and the completion of the ISO-Compatible Palletized Flatrack contract in July 1998. Vehicle sales under the recently awarded U.S. Marine Corps Medium Tactical Truck Replacement ("MTTR") contract will not begin until fiscal 2000.

Gross income in the third quarter of fiscal 1999 totaled $48.3 million, or 14.6% of sales, compared to $39.6 million, or 13.6% of sales, in the third quarter of fiscal 1998. Gross margins improved in the third quarter of fiscal 1999 due to cost reduction realized by combining the purchasing requirements of Oshkosh and McNeilus, and also due to an improved product mix in fire and emergency and defense products.

Operating expenses increased $0.5 million to $24.8 million, or 7.5% of sales, in the third quarter of fiscal 1999 compared to $24.3 million, or 8.4% of sales, in the third quarter of fiscal 1998.

Interest expense decreased to $6.6 million in the third quarter of fiscal 1999 compared to $7.1 million in the third quarter of fiscal 1998. The decrease in interest expense is due to fiscal 1998 debt repayments.

The effective income tax rate for combined federal and state income taxes for the third quarter of fiscal 1999 was 41.6% compared to 45.2% for the third quarter of fiscal 1998. The effective income tax rate for the third quarter of fiscal 1999 was impacted by non-deductible goodwill amortization of $1.5 million and a more favorable effective state income tax structure as a result of the McNeilus acquisition. The effective income tax rate for the third quarter of fiscal 1998 was impacted by non-deductible goodwill amortization of $1.3 million.

Equity in earnings of unconsolidated partnership was $0.5 million in the third quarter of fiscal 1999 compared to $0.6 million in the third quarter of fiscal 1998.

The extraordinary charge of $0.5 million in the third quarter of fiscal 1998 related to the write-off of debt issuance costs as a result of early retirement of debt.

First Nine Months of 1999 Compared to 1998

The Company reported net income of $21.0 million, or $1.62 per share, on sales of $851.0 million for the first nine months of fiscal 1999, compared to net income of $10.1 million, or $0.79 per share, on sales of $659.7 million for the first nine months of fiscal 1998.

Sales of commercial and fire and emergency products increased in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998 while sales of defense products decreased. Commercial and fire and emergency sales for the first nine months of fiscal 1999 increased $236.2 million, or 50%, from the first nine months of fiscal 1998 to $708.6 million. An increase of $208.3 million in sales of construction and refuse vehicles and a $27.9 million increase in sales of fire and emergency apparatus accounted for the increase. The inclusion of McNeilus for a full nine months in fiscal 1999 compared to only four months in fiscal 1998 accounted for $138.2 million of the increase in fiscal 1999 sales. Construction vehicle sales benefited in the nine-month period of fiscal 1999 from strong construction end markets and the introduction of a new cab and mixer package for Oshkosh's front-discharge concrete mixer. Management believes that commercial waste haulers accelerated the replacement of refuse packers in their fleets in 1998 and 1999 and that the Company has increased its penetration with both commercial and municipal accounts. Sales of fire and emergency vehicles rose 13.0% due to strong market demand and an improved product mix. Sales of defense products totaled $147.0 million for the first nine months of fiscal 1999, a decrease of $40.7 million, or 21.7%, compared to the first nine months of fiscal 1998. Defense sales declined due to the trend in lower heavy military truck spending in the federal budget and the completion of the ISO-Compatible Palletized Flatrack contract in July 1998.

Gross income in the first nine months of fiscal 1999 totaled $124.9 million, or 14.7% of sales, compared to $87.1 million, or 13.2% of sales, in the first nine months of fiscal 1998. McNeilus contributed $58.1 million of gross income for the first nine months of fiscal 1999 compared to $26.8 million for the first nine months of fiscal 1998. Fiscal 1998 results included only four months of McNeilus operations.

Operating expenses increased $18.5 million to $71.7 million, or 8.4% of sales, in the first nine months of fiscal 1999 compared to $53.2 million, or 8.1% of sales, in the first nine months of fiscal 1998. Operating expenses for the first nine months of fiscal 1999 included a $3.8 million non-recurring charge for litigation, or 0.4% of sales, and a $2.9 million increase in amortization of goodwill and other intangibles, or 0.3% of sales. The remainder of the increase largely reflects the operating expenses of McNeilus, which the Company owned for an additional five months in fiscal 1999.

Interest expense increased to $19.8 million in the first nine months of fiscal 1999 compared to $14.3 million in the first nine months of fiscal 1998. The increase in interest expense was due to additional borrowings to finance the acquisition of McNeilus, net of debt repayment.

The effective tax rate for combined federal and state income taxes for the first nine months of fiscal 1999 was 42.6% compared to 42.3% for the first nine months of fiscal 1998. The effective income tax rate for the first nine months of fiscal 1999 was impacted by non-deductible goodwill amortization of $4.5 million. The effective income tax rate for the first nine months of fiscal 1998 was impacted by non-deductible goodwill amortization of $2.8 million and the reversal of $0.5 million of income tax provisions recognized in earlier periods.

Equity in earnings of unconsolidated partnership increased to $1.2 million for the first nine months of fiscal 1999 compared to a loss of $0.1 million for the first nine months of fiscal 1998. The first nine months of fiscal 1998 included a $0.9 million after-tax charge due to the early-adoption of a new accounting standard related to start-up activities of the partnership. Also, results for the first nine months of fiscal 1998 included only four months of operations of the partnership following its formation on February 26, 1998.

The extraordinary charge of $1.2 million in the first nine months of fiscal 1998 was due to the previously discussed early retirement of debt.

Financial Condition

First Nine Months of 1999

During the first nine months of fiscal 1999, cash increased by $1.8 million. Equipment and software purchases of $6.9 million, dividends of $3.2 million, increases in long-term assets of $4.4 million generally related to the Pierce enterprise resource planning system installed in fiscal 1999 and additional equity investments in the Company's leasing partnership of $1.1 million were funded by cash from operations of $1.1 million, a $14.3 million increase in borrowings under the Company's revolving credit facility and $1.1 million of proceeds from exercise of Common Stock options under the Company's Incentive Stock Plan.

First Nine Months of 1998

During the first nine months of fiscal 1998, cash increased $1.4 million. Cash available at the beginning of the period of $23.2 million and cash provided from operations during the period of $79.0 million or a total of $102.2 million were used primarily to fund $53.9 million of debt repayments, the acquisition of Nova Quintech for $3.5 million, capital additions of $6.3 million and the payment of dividends of $3.1 million. The Company borrowed approximately $347.2 million in February 1998 ($225.0 million under a multi-tranche senior term loan facility, $100.0 million of senior subordinated notes and $22.2 million under a new $100.0 million revolving credit facility). Such borrowings were utilized to close the McNeilus acquisition ($249.5 million purchase price and non-competition payments plus $6.0 million in acquisition costs less cash acquired of $37.9 million, or $217.6 million, plus restricted cash of $11.1 million), refinance $110.0 million of outstanding indebtedness under the Company's previous credit facility and to pay $8.5 million in debt issuance costs. In March 1998, the Company realized approximately $5.5 million from the disposition of certain McNeilus assets.

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

Backlog

The Company's backlog as of June 30, 1999 was $455.3 million, compared to $420.9 million at June 30, 1998. The backlog at June 30, 1999 includes $129.5 million with respect to U.S. Government contracts (including $45.0 million for the funded portion of the MTTR contract), $199.7 million related to fire and emergency apparatus and $126.1 million with respect to commercial products. The backlog excludes the unfunded portion of the MTTR contract ($739 million at June 30, 1999). Approximately 44% of the Company's backlog orders will not be filled within fiscal 1999. Most of the Company's revenues are derived from customer orders prior to commencing production.

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

Year 2000

General

         The Company commenced a corporate-wide Year 2000 project ("Project 2000") in 1997 to address issues with respect to the ability of computer programs and embedded computer chips to distinguish between the years 1900 and 2000. Project 2000 is on schedule in all material respects. The Company believes that all of its principal enterprise resource planning systems are Year 2000 ready. Other information systems that are believed to pose lesser risks in the event of Year 2000 failure are scheduled to be upgraded or replaced by September 30, 1999. Issues with respect to embedded computer chips will continue to be addressed throughout 1999 based on a prioritization of risks. Tests have been and will continue to be conducted with respect to information systems, telephone systems, manufacturing equipment, Company-produced trucks and equipment and other systems and equipment which might exhibit Year 2000 issues in order to determine the extent of any continuing corrective action required.

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

         As of June 30, 1999, the initial four phases for each of the four areas of Project 2000 and remediation of all principal enterprise resource planning systems are believed to have been completed. Material items are those believed by the Company to have a risk involving the safety of individuals, or that may cause damage to property or affect revenues and expenses.

         Infrastructure and Applications Software--As the Company addresses its infrastructure and applications software, it tests and then upgrades or replaces the affected hardware and systems software, as necessary. The Company maintains two enterprise resource planning ("ERP") computer systems at its Oshkosh operations and one system each at its Pierce Manufacturing Inc. ("Pierce") and McNeilus and operations. In May 1999, the Company consolidated its Florida computer operations into Oshkosh's computer operations. The Company installed an upgraded release of software (which is certified by the software vendor as being Year 2000 ready) to its ERP system for truck operations in Oshkosh in July 1998. Programming to upgrade the remaining Oshkosh ERP system for its parts operations was completed in December 1998. In April 1999, Pierce completed the replacement of all of its hardware and business systems with a new, vendor-certified Year 2000 ready, ERP system and related hardware. McNeilus installed an upgraded release to its ERP systems in August and September 1998. Validation testing at McNeilus to assure that the upgrade is Year 2000 ready is scheduled for completion by September 30, 1999.

         Other infrastructure and applications software, including engineering systems, are believed to pose lesser risks in the event of Year 2000 noncompliance due to a wider range of less disruptive commercial options available to cure noncompliance. The Company has extended its plans to upgrade or replace all such non-compliant systems to September 30, 1999.

         Company-Produced Trucks and Equipment--The Company has communicated with suppliers that are critical to the manufacture of its products to verify whether computer chips embedded in its trucks and equipment are Year 2000 ready, and has issued Service Bulletins to customers with respect to the findings. The Company has not identified any material issues with respect to computer chips embedded into its products. Nevertheless, there can be no assurance at this time that its investigation is complete or that material warranty and product liability issues will not develop with respect to this matter. To the extent that suppliers of the Company experience Year 2000 problems and the Company is unable to source alternate suppliers, changes to the Company's products may be necessary to avoid warranty and liability, both as to products already in use, and as to products to be shipped in the future.

         PC&I--Certain systems, such as telephone systems, have been upgraded to be Year 2000 ready. Current indications are that the Company's remaining equipment and systems will not require material upgrades or replacements. The testing and necessary improvements of PC&I equipment will continue throughout 1999.

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

Costs

         Based on the Company's activities to date and considering known items, the Company does not expect the total cost associated with required hardware, equipment and software modifications to become Year 2000 ready to be material to the Company's financial position. The total estimated capital costs (which would have been incurred regardless of Year 2000 issues and which have the incidental consequence of Year 2000 readiness) and period expenses of Project 2000 are $8.8 million and $0.9 million, respectively, of which $8.1 million and $0.6 million, respectively, have been expended as of June 30, 1999. Approximately $7.9 million of the estimated capital costs relate to the replacement of all the hardware and business systems at Pierce, which was completed in April 1999. To date, none of the Company's other information systems projects have been delayed due to Project 2000.

Risks

         Under Project 2000 (as in any project of this magnitude and scope), there is risk of underestimating the tasks and difficulties to be encountered, or in obtaining necessary personnel. Risk also exists in that the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, cash flows and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, cash flows or financial condition. Project 2000 is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material External Parties. The Company believes that, with the installation of new or upgraded ERP business systems and assuming completion of Project 2000 as scheduled, the possibility of significant interruptions of normal operations should be reduced. The Company has commenced the establishment of contingency plans in the event that any unexpected issues arise when the Year 2000 arrives. The Company expects contingency planning to be complete by September 30, 1999.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

         The Company has not experienced any material changes in market risk exposures since September 30, 1998.

                           PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company was engaged in litigation against Super Steel Products Corp. ("SSPC"), the Company's former supplier of mixer systems for forward-discharge concrete mixer trucks under a long-term supply contract. SSPC sued the Company in state court claiming the Company breached the contract. The Company counterclaimed for repudiation of the contract. On July 26, 1996, a jury returned a verdict for SSPC awarding damages totaling $4.5 million. On October 10, 1996, the state court judge overturned the verdict against the Company, granted judgment for the Company on its counterclaim, and ordered a new trial for damages on the Company's counterclaim. Both SSPC and the Company appealed the state court judge's decision to the Wisconsin Court of Appeals. On December 8, 1998, the Wisconsin Court of Appeals ordered the state court judge to reinstate the jury verdict against the Company awarding damages totaling $4.5 million plus interest to SSPC. On April 6, 1999, the Company's petition for review of this decision by the Wisconsin Supreme Court was denied. On April 12, 1999, the Company petitioned the state court judge to act on the Company's previous motion for a retrial. The petition was denied on June 18, 1999 and the state court directed that judgment be entered. In lieu of further appeals, the Company paid $5.75 million on July 27, 1999 in final settlement of the matter. The Company had recorded a liability for the full amount of the final settlement at June 30, 1999.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

      Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OSHKOSH TRUCK CORPORATION

August 6, 1999                          /S/  R. G. Bohn
                                    --------------------------------------------
                                        R. G. Bohn
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


August 6, 1999                          /S/ C. L. Szews
                                    --------------------------------------------
                                        C. L. Szews
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



August 6, 1999                          /S/ T. J. Polnaszek
                                    --------------------------------------------
                                        T. J. Polnaszek
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

   27             Financial Data Schedule