Form 10-K
period 1999-09-30
OSHKOSH TRUCK CORP
filed 1999-12-27
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1999, or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to
     _______________


Commission file number:  0-13886

                            Oshkosh Truck Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                       39-0520270
--------------------------------              ----------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification)
incorporation or organization)

     P. O. Box 2566, Oshkosh, WI                         54903-2566
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (zip code)

Registrant's telephone number, including area code:             (920) 235-9151
Securities registered pursuant to Section 12(b) of the Act:         None
Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                         Preferred Share Purchase Rights
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant as of November 30, 1999:

     Class A Common Stock, $.01 par value -    No Established Market Value
     Common Stock,         $.01 par value -    $420,020,000

     Number of shares outstanding of each of the registrant's classes of common stock as of November 30, 1999:

     Class A Common Stock, $.01 par value -    425,982 shares
     Common Stock,         $.01 par value -    16,201,173 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and IV incorporate, by reference, portions of the Annual Report to Shareholders for the year ended September 30, 1999.

     Part III incorporates, by reference, portions of the Proxy Statement dated December 29, 1999.

--------------------------------------------------------------------------------

                            OSHKOSH TRUCK CORPORATION
                            -------------------------

                       Index to Annual Report on Form 10-K

                      Fiscal year ended September 30, 1999

                                                                            Page
                                                                            ----

                                     PART I.

ITEM  1.   BUSINESS ..........................................................3

ITEM  2.   PROPERTIES .......................................................13

ITEM  3.   LEGAL PROCEEDINGS.................................................13

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS................................................14

           EXECUTIVE OFFICERS OF THE REGISTRANT .............................14

                             PART II.

ITEM  5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
             AND RELATED STOCKHOLDER MATTERS ................................15

ITEM  6.   SELECTED FINANCIAL DATA...........................................15

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
             FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS.....................................................15

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK...............................................15

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................15

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................16

                             PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS
             OF THE REGISTRANT ..............................................16

ITEM 11.   EXECUTIVE COMPENSATION ...........................................16

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT ..........................................16

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS....................................................16

                             PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K ........................................16

           INDEX TO EXHIBITS.................................................21

     As used herein, the "Company" refers to Oshkosh Truck Corporation, including Pierce Manufacturing Inc. ("Pierce"), McNeilus Companies, Inc. ("McNeilus") and its other wholly-owned subsidiaries, and "Oshkosh" refers to Oshkosh Truck Corporation, not including Pierce or McNeilus or their wholly-owned subsidiaries.

     The "Oshkosh," "McNeilus" and "Pierce" trademarks and related logos are registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.

     All information in this document has been adjusted to reflect the three-for-two split of the Company's common stock effected on August 19, 1999 in the form of a 50% stock dividend.

Forward-Looking Statements

     This Annual Report on Form 10-K contains "forward looking statements" which are believed to be within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, targets, projected costs, and plans and objectives of management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimates," "anticipate," "believe," "should," "plans," or "continue," or the negative thereof or variations thereon or similar terminology. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the following: (1) the cyclical nature of the concrete placement industry; (2) the risks related to reductions or changes in U.S. government expenditures; (3) the potential for actual costs to exceed projected costs with fixed-price U.S. government contracts; (4) the risks related to suspension, termination or audit of U.S. government contracts; (5) the challenges of identifying, completing and integrating future acquisitions;
(6) competition; (7) disruptions in the supply of parts or components from sole source suppliers and subcontractors; (8) product liability and warranty claims;
(9) labor relations and market conditions; and (10) unanticipated events relating to Year 2000 issues. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to, the Company's prospectus dated November 18, 1999 included in the Registration Statement on Form S-3 No. 333-87149. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

                                     PART I

Item 1.  BUSINESS
         --------

The Company

     The Company is a leading designer, manufacturer and marketer of a broad range of specialty commercial, fire and emergency apparatus and military trucks under the "Oshkosh," "Pierce," "McNeilus" and "MTM" trademarks. The Company began business in 1917 and was among the early pioneers of four-wheel drive technology. In 1981, the Company was awarded the first Heavy Expanded Mobility Tactical Truck contract for the U.S. Department of Defense ("DoD"), and quickly developed into the DoD's leading supplier of severe-duty heavy tactical trucks. In 1996, the Company began a strategic initiative to shed under performing assets and to diversify its business by making selective acquisitions in attractive specialty segments of the commercial truck and truck body markets to complement its defense truck business. The result of this initiative was an increase in sales from $413 million in fiscal 1996 to $1,165 million in fiscal 1999, with earnings from continuing operations increasing from a loss of $.02 per share for fiscal 1996 to earnings of $2.39 per share for fiscal 1999.

     As part of the Company's strategy, the Company has completed the following acquisitions:

o Pierce, a leading manufacturer and marketer of fire trucks and other fire apparatus in the United States, in September 1996.;

o Nova Quintech, a manufacturer of aerial devices for fire trucks, in December 1997;

o McNeilus, a leading manufacturer and marketer of commercial specialty truck bodies, including rear-discharge concrete mixers and portable concrete batch plants for the concrete ready-mix industry and refuse truck bodies for the waste services industry, in February 1998; and

o Kewaunee Engineering Corporation, a fabricator of heavy-steel components such as cranes and aerial devices, in November 1999.

     The Company believes it has developed a reputation for excellent product quality, performance and reliability in each of the segments in which it participates. The Company has strong brand recognition in its segments and has demonstrated design and engineering capabilities through the introduction of several highly engineered proprietary components that increase the Company's products' operating performance. The Company has developed comprehensive product portfolios for each of its markets in an effort to become a single-source supplier for its customers. The Company's commercial truck lines include refuse truck bodies and rear- and front-discharge concrete mixers. The Company's custom and commercial fire apparatus and emergency vehicles include pumpers, aerial and ladder trucks, tankers, heavy-duty rescue vehicles, wildland rough terrain response vehicles, aircraft rescue and firefighting ("ARFF") and snow removal vehicles. As the leading manufacturer of severe-duty heavy tactical trucks for the DoD, the Company manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel and cargo for combat units. In December 1998, the DoD awarded Oshkosh the Medium Tactical Vehicle Replacement ("MTVR") contract for the U.S. Marine Corps., from which the Company expects to generate total sales of $1.2 billion from fiscal 2000 through fiscal 2005, assuming the DoD exercises all the options under the contract as currently anticipated. Fiscal 2000 sales under this contract are expected to be about $26 million, increasing to peak sales of about $300 million in fiscal 2002. This contract represents the Company's first production contract for medium tactical trucks for the U.S. military. McNeilus has an equity interest in Oshkosh/McNeilus Financial Services Partnership ("OMFSP"), which provides lease financing to the Company's customers.

Competitive Strengths

     The  following   competitive   strengths  support  the  Company's  business
strategy:

     Strong Market Positions. The Company has developed leading market positions and brand recognition in each of its core businesses, which the Company attributes to its reputation for quality products, advanced engineering, innovation, vehicle performance, reliability and customer service.

     Extensive Distribution Capabilities. With the addition of the commercial and municipal distribution capabilities of Pierce and McNeilus, the Company has established an extensive domestic and international distribution system for specialty trucks and truck bodies. In addition to its network of dealers and distributors, the Company employs over 100 in-house sales and service representatives.

     Flexible and Efficient Manufacturing. The Company believes it has competitive advantages over larger truck manufacturers in its specialty truck markets due to its manufacturing flexibility and custom fabrication capabilities. Over the past seven years, the Company has significantly increased manufacturing efficiencies. In addition, the Company believes it has competitive advantages over smaller truck and truck body manufacturers, which comprise the majority of the competition in its markets, due to the Company's relatively higher volumes that permit the use of moving assembly lines and provide purchasing power opportunities across product lines.

     Diversified Product Offering and Customer Base. The Company's broad product offerings and target markets serve to diversify its revenues, mitigate the impact of economic cycles and provide multiple platforms for both internal growth and acquisitions. For each of the Company's target markets, it has developed or acquired a broad product line in order to become a single-source provider to the Company's customers.

     Strong Management Team. The present management team has successfully executed a strategic repositioning of the Company's business while significantly improving its financial and operating performance. With each of the recent acquisitions, the Company assimilated the management and culture of the acquired company, introduced new strategies to significantly increase sales and used the Company's expertise in purchasing and manufacturing to reduce costs.

     Quality Products and Customer Service. Oshkosh, Pierce and McNeilus have each developed strong brand recognition based on their commitments to meet the stringent product quality and reliability requirements of their customers and the specialty truck markets they serve. The Company's commitment to product quality is exemplified by the ISO 9001 certification of Oshkosh and Pierce. The Company also achieves high quality customer service through its extensive service and parts support program, which is available to domestic customers 365 days a year in all product lines throughout the Company's distribution systems.

     Proprietary Components. The Company's advanced design and engineering capabilities have contributed to the development of proprietary, severe-duty components that enhance truck performance, reduce manufacturing costs and strengthen customer relationships. These proprietary components include front drive and steer axles, transfer cases, cabs, the ALL-STEER electronic all-wheel steering system, independent suspension, the Sky-Arm articulating aerial ladder, the Hercules compressed air foam systems, the Command Zone multiplexing technology and the McNeilus Auto Reach Arm, an automated side-loading refuse body. The Company believes these proprietary components provide the Company a competitive advantage by increasing its vehicles' durability, operating efficiency and effectiveness. The integration of many of these components across various product lines also reduces the Company's costs to manufacture its products compared to manufacturers who simply assemble purchased components.

Business Strategy

     The Company is focused on increasing its net sales, profitability and cash flow by capitalizing on its competitive strengths and pursuing a comprehensive, integrated business strategy. Key elements of the Company's business strategy include:

     Focusing on Specialized Truck Markets. The Company plans to continue its focus on those specialized truck and truck body markets where it has strong market positions and where the Company can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability. The Company believes the higher sales volumes associated with market leadership will allow the Company to continue to enhance productivity in manufacturing operations, fund innovative product development and invest in further expansion. In addition to the Company's strategies to increase market share and profitability, each of the Company's specialized truck and truck body markets is exhibiting opportunities for further market growth.

     Pursuing Strategic Acquisitions. The Company's present management team has successfully negotiated and integrated three acquisitions since September 1996 (and completed a fourth acquisition (Kewaunee) in November 1999) that have significantly increased the Company's sales and earnings. The Company intends to selectively pursue additional strategic acquisitions, both domestically and internationally, to enhance its product offerings and expand its international presence in specialized truck markets. The Company will focus its acquisition strategy on specialty truck and truck body markets that are growing, and where the Company can enhance its strong market positions and achieve significant acquisition synergies.

     Expanding Distribution and International Sales. In fiscal 2000, the Company plans to add new distribution capabilities for the municipal segment of the refuse truck body market and in targeted geographic areas in the domestic fire apparatus market. For example, in fiscal 1999, the Company added two refuse service facilities and one fire apparatus service facility and began providing refuse service at three existing mixer distribution facilities to attract additional municipal sales. The Company plans to open additional service facilities in fiscal 2000. The Company is developing strategies to increase international sales. The Company is actively recruiting new representatives and dealers in targeted international commercial markets to expand the international sales of McNeilus' refuse truck bodies and rear-discharge concrete mixers. In the summer of 1999, the Company began offering the new Contender line of custom and commercial fire trucks to Pierce's extensive international dealer network. This line of fire trucks is more appropriately priced for international sales than Pierce's historically premium-priced product line. In fiscal 2000, the Company plans to begin marketing its new medium tactical military truck to approved foreign armies when the DoD concludes testing of the initial production units. Because there have been limited sales of medium tactical trucks to foreign armies over the last ten years under the U.S. Foreign Military Sales Program and because the Company's truck has significant off-road capability at an attractive price, the Company believes that the international market for this truck will be significant.

     Introducing New Products. The Company has increased its emphasis on new product development in recent years, and seeks to expand sales by leading its core markets in the introduction of new or improved products, either through internal development or strategic acquisitions. For example, in fiscal 1998, the Company purchased the aerial fire apparatus product line of Nova Quintech. This acquisition broadened Pierce's aerial product line and provided Pierce with three new products in fiscal 1998. In addition, Pierce introduced seven other new products in fiscal 1998 and 1997, including the Dash 2000 and Lance 2000 chassis with Pierce's proprietary Command Zone multiplexing technology and a new Hercules compressed air foam system. In January 1999, Pierce introduced its Contender series of limited option fire apparatus produced at the Company's Bradenton, Florida facility and mounted on a commercially available or custom chassis, to compete in price segments Pierce did not previously serve. In the commercial market, the Company introduced a substantially upgraded front-discharge concrete mixer in fiscal 1999 to combine a new cab engineered and produced by Oshkosh and a new mixer package produced in part by McNeilus. For refuse customers, McNeilus introduced a new lightweight front-end loader in August 1999 targeted for the large West Coast market where McNeilus did not have a suitable product offering. In the defense market, Oshkosh recently received its first medium tactical truck contract with the award of the MTVR contract, and it continues to expand its heavy tactical truck offerings.

     Reducing Costs While Maintaining Quality. The Company actively benchmarks its competitors' costs and best industry practices, and continuously seeks to implement process improvements to increase profitability and cash flow. With each of its acquisitions, the Company has established cost reduction targets. At Pierce, the Company exceeded its two-year cost reduction target of $6.5 million as a result of consolidating facilities, reengineering the manufacturing process and leveraging increased purchasing power. The Company is planning for additional cost savings at Pierce in fiscal 2000. Similarly, the Company is taking advantage of its greater purchasing power and manufacturing capabilities in connection with its February 1998 acquisition of McNeilus, for which the Company established a $5 to $7 million two-year cost reduction target. In the first sixteen months following the McNeilus acquisition, the Company realized approximately $7 million of cost reductions, and believes that it ultimately could save another $3 million. In July 1999, the Company announced plans for McNeilus to invest more than $8.3 million to expand its Dodge Center, Minnesota manufacturing facility. The primary purpose of the expansion is to construct two moving assembly lines with robotic welders to significantly reduce the manufacturing costs of refuse bodies. The expansion will also double the paint and refuse body manufacturing capacity of this facility. For historic product lines, the Company also establishes annual labor productivity improvement targets and, for many product lines, the Company establishes materials cost reduction targets.

Products

     The Company is focused on the following core specialty truck and truck body markets:

     Commercial Segment. The Company is a leading domestic manufacturer of refuse truck bodies for the waste services industry and of rear- and front-discharge concrete mixers and portable concrete batch plants for the concrete ready-mix industry. McNeilus manufactures a wide range of automated rear, front, side and top loading refuse truck bodies, which are mounted on commercial chassis. With more than half of all mixers in the field bearing the McNeilus nameplate, McNeilus is the U.S. market share leader in rear-discharge concrete mixers. McNeilus sells its refuse vehicles primarily to commercial waste management companies, but it is building a presence with municipal customers such as the cities of Los Angeles and Philadelphia and in international markets such as England. The Company believes its refuse vehicles have a reputation for efficient, cost-effective, dependable, low maintenance operation that supports the Company's continued expansion into municipal and international markets. The Company sells rear- and front-discharge concrete mixers and portable concrete batch plants to concrete ready-mix companies throughout the United States and internationally. The Company believes it is one of the only domestic concrete mixer manufacturers that markets both rear- and front-discharge concrete mixers and portable concrete batch plants. Mixers and batch plants are marketed on the basis of their quality, dependability, efficiency, low maintenance and cost-effectiveness.

     The Company offers four- to seven-year tax advantaged lease financing to mixer and portable concrete batch plant customers and to commercial waste hauler customers in the United States through OMFSP, an affiliated partnership. Offerings include competitive lease financing rates and the ease of one-stop shopping for customers' equipment and financing.

     Fire and Emergency Segment. Through Pierce, the Company is the leading domestic manufacturer of fire apparatus assembled on a custom chassis, which is designed and manufactured by Pierce to meet the special needs of firefighters. Pierce also manufactures fire apparatus assembled on a commercially available chassis, which is produced for multiple end-customer applications. Pierce primarily serves domestic governmental markets, but also sells fire apparatus to airports, universities and large industrial companies, and in international markets. Pierce's history of innovation and research and development in consultation with firefighters has resulted in a broad product line that features a wide range of innovative, high-quality custom and commercial firefighting equipment with advanced fire suppression capabilities. Pierce's engineering expertise also allows it to design its vehicles to meet stringent government regulations for safety and effectiveness.

     The Company is among the leaders in the sale of aircraft rescue and firefighting vehicles to domestic and international airports. These highly specialized vehicles are required to be in-service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the largest airports in the world, including LaGuardia International Airport, O'Hare International Airport and Los Angeles International Airport in the United States and airports in the People's Republic of China and Montreal and Toronto, Canada, are served by the Company's aircraft rescue and firefighting vehicles. The Company believes that the reliability of its aircraft rescue and firefighting vehicles contributes to the Company's strong market position.

     The Company remains the leader in airport snow removal in the United States. The Company's specially designed airport snow removal vehicles can cast up to 4,000 tons of snow per hour and are used by some of the largest airports in the United States, including Denver International Airport, LaGuardia International Airport, Minneapolis-St. Paul International Airport and O'Hare
International Airport. The Company believes that the reliability of its high performance snow removal vehicles and the speed with which they clear airport runways contributes to its leading market position. In fiscal 1999, the Company introduced a downsized all-wheel drive snow removal vehicle for municipal markets to take advantage of the Company's strong brand name and meet the needs of heavy snow regions of the United States.

     Through an independent third party finance company, the Company offers two- to ten-year municipal lease financing programs to its fire and emergency customers in the United States. Programs include competitive lease financing rates, creative and flexible finance arrangements and the ease of one-stop shopping for Pierce's customers' equipment and financing.

     Defense Truck Segment. The Company has sold products to the DoD for over 70 years. The Company's proprietary military all-wheel drive product line includes the Heavy Expanded Mobility Tactical Truck ("HEMTT"), the Heavy Equipment Transporter ("HET"), the Palletized Load System ("PLS") and the Logistic Vehicle System ("LVS"). The Company also exports severe-duty heavy tactical trucks to approved foreign customers.

     The Company has developed a strong relationship with the DoD over the years that has resulted in the Company operating under "family contracts" with the DoD for the HEMTT, HET, PLS and LVS and for DoD vehicle parts. "Family contracts" is the term given to contracts that group similar models together to simplify the acquisition process. Under the vehicle family contracts, the DoD orders a specified range of volume of either HET and PLS trucks or HEMTT and LVS trucks at fixed prices, which allows the Company to predict and plan its long-term production and delivery schedules for vehicles. Current family contracts expire in fiscal years 2000 and 2001.

     With the award of the MTVR contract, the Company will become a major manufacturer of medium tactical trucks for the U.S. Marine Corps. The Goal of the U.S. Marine Corps is to upgrade the current configuration to carry a much greater payload with substantially increased cross-country mobility. These trucks are equipped with the Company's patented independent suspension and transfer cases, and central tire inflation to enhance off-road performance. This program is currently expected to include the production of 5,666 trucks with options for up to 2,502 additional trucks. The total value of this contract could reach $1.2 billion, including the options, or $850 million, exclusive of options, over the fiscal years 2000 through 2005. Testing of the initial ten trucks begins in December 1999. In early 2000, production is scheduled to be one truck per day, ultimately increasing to eight trucks per day in August 2001.

     The U.S. Army has commenced a competition to add a second supplier to build Family of Medium Tactical Vehicles ("FMTV"). The Company received a $1.9 million contract in November 1998 to compete with one other truck manufacturer to qualify as a second source to produce three trucks for testing by the DoD under Phase I of its second source supplier qualification plan. The three Oshkosh FMTVs produced under this contract have successfully completed Phase I testing. A new law embodied in the fiscal year 2000 Defense Authorization Act cancelled the above mentioned second source program, however, it directed the Army to go forward with a competition for 100% of the next procurement, which is expected to involve production for the winner in 2003.

     The Company's objective is to continue to diversify into other areas of the U.S. defense truck market by expanding applications, uses and body styles of its current heavy and medium tactical truck lines and by competing for the next generation of light tactical trucks, which is expected to be opened for competition early in the next decade. As the Company enters the medium tactical truck and seeks to enter the light tactical truck areas of the defense market, management believes that the Company has multiple competitive advantages, including:

o Proprietary components. The Company's patented independent suspension and transfer cases enhance its trucks' off-road performance. In addition, because these are two of the highest cost components in a truck, the Company has a competitive cost-advantage from in-house manufacturing of these two truck components.
o Past performance. The Company has been building trucks for the DoD for 70 years. The Company believes that its past success in delivering reliable, high quality trucks on time, within budget and meeting specifications, is a competitive advantage in future defense truck procurement programs. The Company understands the special contract procedures in use by the DoD and has developed substantial expertise in contract management and accounting.
o Flexible manufacturing. The Company's ability to produce a variety of truck models on the same moving assembly line permits it to avoid facilitation costs on most new contracts and maintain competitive manufacturing efficiencies.
o Logistics. The Company has gained significant experience in the development of operators' manuals and training and in the delivery of parts and services worldwide in accordance with the DoD's expectations, which differ materially from commercial practices.
o Truck engineering and testing. DoD truck contract competitions require significant defense truck engineering expertise to ensure that a company's truck excels under demanding testing conditions. The Company has a team of 48 engineers and draftsmen to support current business and truck contract competitions. These personnel have significant expertise designing new trucks, using sophisticated computer aided tools, supporting grueling testing programs at DoD test sites and submitting detailed, comprehensive, successful contract proposals.

Marketing, Sales and Distribution

     The Company believes it differentiates itself from many of its larger competitors by tailoring its distribution to the needs of its specialized truck markets and from its smaller competitors with its national and global sales and service capabilities. Distribution personnel use demonstration trucks to show customers how to use the Company's trucks and truck bodies properly. In addition, the Company's flexible distribution is focused on meeting customers on their terms, whether on a jobsite, an evening public meeting or a municipality's offices, compared to the showroom sales approach of the typical dealers of large truck manufacturers. The Company backs all products by same-day parts shipment, and its service technicians are available in person or by telephone to domestic customers 365 days a year. The Company believes its dedication to keeping its trucks in-service in demanding conditions worldwide has contributed to customer loyalty.

     The Company provides its salespeople, representatives and distributors with product and sales training on the operation and specifications of its products. The Company's engineers, along with its product managers, develop operating manuals and provide field support at truck delivery for some markets.

     Dealers and representatives, where used, enter into agreements with the Company that allows for termination by either party generally upon 90 days' notice. Dealers and representatives are not permitted to market and sell competitive products.

     Commercial Segment. The Company operates 15 distribution centers with 95 in-house sales and service representatives in the U.S. to sell and service the refuse truck bodies, rear- and front-discharge concrete mixers and concrete batch plants. The Company also uses one independent distributor for front-discharge concrete mixers. Eleven of the Company's distribution centers provide sales, service and parts distribution to customers in their geographic regions. Four of the distribution centers also have paint facilities and provide significant additional paint and mounting services during peak demand periods. Two of the centers also manufacture concrete mixer replacement barrels. The Company believes this network represents one of the largest refuse truck body and concrete mixer distribution networks in the United States. In fiscal 2000, the Company plans on adding one additional distribution center and to begin manufacturing concrete mixer replacement barrels at a third center.

     The Company believes its direct distribution to customers is a competitive advantage in commercial markets, particularly in the waste services industry where principal competitors distribute through dealers and to a lesser extent in the ready-mix concrete industry, where several competitors in part use dealers. In addition to the avoidance of dealer commissions, the Company believes direct distribution permits a more focused sales force in refuse body markets whereas dealers frequently offer a very broad product line, and accordingly, the time dealers tend to devote to refuse body sales activities is limited.

     With respect to commercial market distribution efforts, the Company has begun to apply Oshkosh's and Pierce's sales and marketing expertise in municipal markets to increase sales of McNeilus refuse truck bodies to municipal customers. Prior to the Company's acquisition of McNeilus, virtually all McNeilus refuse truck body sales were to commercial customers. While the Company believes commercial customers represent a majority of the refuse truck body market, many municipalities purchase their own refuse trucks. The Company believes it is positioned to create an effective municipal distribution system in the refuse truck body market by leveraging its existing commercial distribution capabilities and by opening service centers in major metropolitan markets. The Company opened two centers in fiscal 1999. Following its acquisition and new focus in municipal markets, McNeilus has been awarded new business for the cities of Philadelphia, PA and Los Angeles, CA and has targeted other major metropolitan areas.

     The Company also has begun to offer McNeilus refuse truck bodies, rear-discharge concrete mixers and concrete batch plants to Oshkosh's international representatives and dealers for sales and service worldwide. McNeilus' international sales have historically been limited because McNeilus had focused on the domestic market. However, the Company believes that refuse body exports are a significant percentage of some competitors' sales and represent a meaningful opportunity for McNeilus. The Company is training its international Oshkosh and Pierce representatives and dealers to sell and service the McNeilus product line and has commenced sales of McNeilus products through these representatives and dealers in the first nineteen months following the acquisition. The Company has also been actively recruiting new refuse and rear discharge concrete mixer representatives and dealers worldwide.

     Fire and Emergency Segment. The Company believes the geographical breadth, size and quality of its fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors. Pierce's fire apparatus are sold through 37 sales and service organizations with more than 240 sales representatives nationwide, which combine broad geographical reach with frequency of contact with fire departments and municipal government officials. These sales and service organizations are supported by 65 product and marketing support professionals and contract administrators at Pierce. The Company believes frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council and fire department, purchasing, finance, and mayoral offices, among others, that may participate in a fire truck bid and selection. After the sale, Pierce's nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service.

     Pierce primarily focused its sales efforts in rural and small suburban domestic markets prior to its acquisition by Oshkosh. Due to the Company's expertise and long-standing relationships in numerous large urban markets, the Company has extended Pierce's sales focus into several key metropolitan areas. As a result of this focus and since its acquisition, Pierce has been awarded new business in the cities of Los Angeles, California; Richmond, Virginia; Tampa and Miami, Florida; and Honolulu, Hawaii; among other major cities, and continues to target other urban markets.

     Prior to its acquisition by Oshkosh, Pierce had targeted premium-priced markets where it could use its innovative technology, quality and advanced customization capabilities. In January 1999, Pierce also began targeting price sensitive domestic and international markets through the introduction of its Contender series of lower-priced commercial and custom pumpers. These limited-option vehicles are being produced in the Company's Bradenton, Florida facility for lower cost delivery to international customers.

     Pierce substantially strengthened its competitive position overseas in fiscal 1998 and 1999. Pierce's worldwide distribution network was expanded from one to 25 international representatives and dealers. This network has delivered several new orders in fiscal 1998 and 1999 from government agencies and private companies in Egypt, the Philippines, Latin America and South Africa, among other countries.

     The Company has invested in the development of sales tools for its representatives that it believes create a competitive advantage in the sale of fire apparatus. For example, Pierce's Pride 2000 PC-based sales tool can be used by its sales representatives to develop the detail specifications, price the base truck and options and draw the configured truck on the customer's premises. The quote, if accepted, is directly interfaced into Pierce's sales order systems.

     The Company's aircraft rescue and firefighting vehicles are marketed through a combination of three direct sales representatives domestically and 53 representatives and dealers in international markets. In addition, the Company maintains 23 full-time sales and service representative and dealer organizations which have over 100 sales people focused on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities.

     Defense Segment. Substantially all domestic defense products are sold directly to principal branches of the DoD. The Company maintains a liaison office in Washington, D.C. to represent its interests with the Pentagon,
Congress and the offices of the Executive Branch. The Company also sells and services defense products to foreign governments directly through four international sales offices, through dealers, consultants and representatives, and through the United States Foreign Military Sales ("FMS") program. The DoD has begun to rely on industry for support and sustainability of its vehicles which has opened up new opportunities for maintenance, service and contract support to the U.S. Army and U.S. Marine Corps.

     The Company maintains a marketing staff of four individuals that regularly meets with all branches of the Armed Services, Reserves and National Guard and with representatives of key military bases to determine their vehicle requirements and identify specialty truck variants and apparatus required to fulfill their missions.

     In addition to marketing its current truck offerings and competing for new contracts in the medium- and light-payload segments, the Company actively works with the Armed Services to develop new applications for its vehicles and expand its services.

Manufacturing

     The Company manufactures trucks and truck bodies at twelve manufacturing facilities. Employee involvement is encouraged to improve production processes and product quality. In order to reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets. The Company also employs a team of industrial engineers that travel to all plants to study and streamline workflows.

     The Company intends to continue to upgrade its manufacturing capabilities by adopting best practices across its manufacturing facilities, relocating manufacturing activities to the most efficient facility, investing in further fixturing and robotics, re-engineering manufacturing processes and adopting lean manufacturing management practices across all facilities.

     The Company is drawing upon its recent experience with the Pierce acquisition in integrating the McNeilus manufacturing facilities. Within the first year following the Pierce acquisition, the Company consolidated three Pierce manufacturing facilities down to two while increasing Pierce's capacity by improving product flow. In addition, among other things, the Company reduced the number of operating shifts at the Pierce paint plant from three to one to substantially reduce utility costs, implemented indexing of production lines and relocated chassis frame build-up to Oshkosh to improve production efficiencies, and eliminated storage rooms to relocate inventory to point of use thereby eliminating duplicate material handling. Likewise, at McNeilus, the Company has installed seven additional robots and re-arranged weld and mount activities. In the summer of 1999, the Company began construction of a 100,000 square foot, $8.3 million expansion at its Dodge Center, Minnesota facility, which expands paint capacity and doubles refuse body manufacturing capacity. The primary purpose of the expansion is to construct two moving assembly lines with robotic welders to significantly reduce the manufacturing costs of refuse bodies.

     In 1994, Oshkosh commenced a program to educate and train all employees at its Oshkosh facilities in quality principles and to seek ISO 9001 certification to improve the Company's competitiveness in its global markets. ISO 9001 is a set of internationally accepted quality requirements established by the International Organization for Standardization, which indicates that a company has established and follows a rigorous set of requirements aimed at achieving customer satisfaction by preventing nonconformity in design, development, production, installation and servicing of products. Employees at all levels of the Company are encouraged to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent nonconformance with requirements and produce continuous improvement in all work processes. Oshkosh achieved ISO 9001 certification in 1995 and Pierce achieved ISO 9001 certification in 1998. The Company is evaluating whether to pursue ISO 9001 certification for McNeilus. Although management does not consider such certification essential for McNeilus' domestic markets, the Company may conclude it is valuable in marketing to certain international customers.

Engineering, Research and Development

     The Company's extensive engineering, research and development capabilities have been key drivers of the Company's marketplace success. The Company maintains three facilities for new product development and testing with a staff of 51 engineers and technicians who are responsible for improving existing products and development and testing of new trucks, truck bodies and components. The Company prepares annual new product development and improvement plans for each of its markets and measures progress against those plans each month.

     Virtually all of the Company's sales of fire apparatus require some custom engineering to meet the customer's specifications and changing industry standards. Engineering is also a critical factor in defense truck markets due to the severe operating conditions under which the Company's trucks are utilized, new customer requirements and stringent government documentation requirements. In the commercial markets, product innovation is highly important to meet customers' changing requirements. Accordingly, the Company maintains a permanent staff of over 300 engineers and engineering technicians, and it regularly outsources significant engineering activities in connection with major DoD bids and proposals.

     For fiscal years 1999, 1998 and 1997, the Company incurred engineering, research and development expenditures of $10.9 million, $9.7 million and $7.8 million, respectively, portions of which were recoverable from customers, principally the U.S. government.

Competition

     The Company operates in highly competitive industries. The Company competes in the fire apparatus and defense truck markets principally on the basis of lowest qualified bid. To submit a qualified bid, the bidder must demonstrate that the fire apparatus or defense truck meets stringent specifications and, for most defense truck contracts, passes extensive testing. In addition, decreases in the DoD budget have resulted in a reduction in the number and size of contracts, which has intensified the competition for remaining available contracts. The Company and its competitors continually undertake substantial marketing, technical and legislative actions in order to maintain existing levels of defense business. In the refuse truck body and concrete mixer markets, the Company also faces intense competition on the basis of price, innovation, quality, service and product performance. As the Company seeks to expand its sales of refuse truck bodies to municipal customers, management believes the principal basis of competition for such business will be lowest qualified bid.

     In all of the Company's markets, competitors include smaller, specialized manufacturers as well as large, mass producers. The Company believes that, in its specialized truck markets, it has been able to effectively compete against large, mass producers due to product quality, flexible manufacturing and specialized distribution systems. The Company believes that its competitive cost structure, engineering expertise, product quality and global distribution systems have enabled it to compete effectively with other specialized manufacturers.

     Principal competitors of McNeilus in the refuse truck body market include The Heil Company (a subsidiary of Dover Corporation), Leach Company and McClain E-Z Pack, Inc. Principal competitors of McNeilus and Oshkosh in concrete mixer markets include Advance Mixer, Inc., London Machinery, Inc. and T.L. Smith Machine Co., Inc. Oshkosh's principal competitor in the airport snow removal market is Stewart & Stevenson Services, Inc. Pierce's principal competitors in the fire apparatus market include Emergency One, Inc. (a subsidiary of Federal Signal Corporation), Kovatch Mobile Equipment Corp., and numerous small, regional manufacturers. Oshkosh's principal competitor for aircraft rescue and firefighting sales is Emergency One, Inc. Oshkosh's principal competitors for DoD contracts include AM General Corporation and Stewart & Stevenson Services, Inc. The Company also faces competition from its competitors for acquisition opportunities.

     Several of the Company's competitors have greater financial, marketing, manufacturing and distribution resources than the Company. There can be no assurance that the Company's products will continue to compete successfully with the products of competitors or that the Company will be able to retain its customer base or to improve or maintain its profit margins on sales to its customers, all of which could materially adversely affect the Company's financial condition, profitability and cash flows.

Customers and Backlog

     Sales to the DoD comprised approximately 19% of the Company's net sales for fiscal 1999. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

     The Company's backlog at September 30, 1999 was $486.5 million compared to $377.5 million at September 30, 1998. Commercial backlogs increased by $39.0 million to $122.3 million at September 30, 1999 compared to the prior year. Fire and emergency backlogs increased by $16.6 million to $200.3 million at September 30, 1999 compared to the prior year. Backlog related to DoD contracts decreased by $53.4 million to $163.9 million at September 30, 1999 compared to September 30, 1998 with approximately $46.6 million due to the multi-year MTVR contract awarded in December 1998. Approximately 6% of the September 30, 1999 backlog is not expected to be filled in fiscal 2000.

     Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of DoD long-term family and MTVR contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company's future sales to the DoD versus its sales to other customers.

Government Contracts

     Approximately 19% of the Company's net sales for fiscal 1999 were made to the U.S. government under long-term contracts and programs, the majority of which were in the defense truck market. Accordingly, a significant portion of the Company's sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments and the availability of funds.

     The Company's sales into defense truck markets are substantially dependent upon periodic awards of new contracts and the purchase of base vehicle quantities and the exercise of options under existing contracts. The Company's existing contracts with the DoD may be terminated at any time for the convenience of the government. Upon such termination, the Company would generally be entitled to reimbursement of its incurred costs and, in general, to payment of a reasonable profit for work actually performed. Contractually under the Company's MTVR contract, the Company is entitled to $11 million in program year two and $5 million in program year three if the contract is terminated for the convenience of the government.

     Under firm fixed-price contracts with the government, the price paid to the Company is generally not subject to adjustment to reflect the Company's actual costs, except costs incurred as a result of contract changes ordered by the government. The Company generally attempts to negotiate with the government the amount of increased compensation to which the Company is entitled for government-ordered changes that result in higher costs. If the Company is unable to negotiate a satisfactory agreement to provide such increased compensation, then the Company may file an appeal with the Armed Services Board of Contract Appeals or the U.S. Claims Court. The Company has no such appeals pending. The Company seeks to mitigate risks with respect to fixed price contracts by executing firm fixed price contracts with qualified suppliers for the duration of the Company's contracts.

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

Suppliers

     The Company is highly dependent on its suppliers and subcontractors in order to meet commitments to its customers, and many major components are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. Through its reliance on this supply network for the purchase of certain components, the Company is able to avoid many of the preproduction and fixed costs associated with the manufacture of those components. The Company maintains an extensive qualification, on-site inspection and assistance and performance measurement system to control risks associated with such reliance on suppliers. The

Company occasionally experiences problems with supplier and subcontractor performance and must identify alternate sources of supply and/or address related warranty claims from customers.

     While the Company purchases many costly components such as engines, transmissions and axles, it manufactures certain proprietary components that are deemed material to each of the Company's segments. These components include front drive and steer axles, transfer cases, cabs, the ALL-STEER electronic all-wheel steering system, independent suspension, the Sky-Arm articulating aerial ladder, the McNeilus Auto Reach Arm, the Hercules compressed air foam systems, the Command Zone proprietary multiplexing system, body structures and many smaller parts which add uniqueness and value to the Company's products. Internal production of these components provides a significant competitive advantage and also serves to reduce the manufacturing costs of the Company's products.

Intellectual Property

     Patents and licenses are important in the operation of the Company's business, as one of management's key objectives is developing proprietary components to provide the Company's customers with advanced technological solutions at attractive prices. The Company holds in excess of 80 active domestic and 50 foreign patents. The Company believes patents for all-wheel steer and independent suspension systems, which have remaining lives of 9 to 14 years, provide the Company with a competitive advantage in the fire and emergency segment. In the defense segment, the independent suspension system was added to the U.S. Marine Corps' MTVR program, which the Company believes provided a performance and cost advantage in the successful competition for the Phase II production contract. To a lesser extent, other proprietary components provide the Company a competitive advantage in the Company's other segments. See Legal Proceedings.

     The Company holds trademarks for "Oshkosh," "Pierce" and "McNeilus." These trademarks are considered to be important to the future success of the Company's business.

Employees

     As of November 30, 1999, the Company had approximately 4,100 employees, of which approximately 1,300, 1,400, 1,100, 100 and 200 employees are located at its principal facilities in Oshkosh, Wisconsin, Appleton, Wisconsin, Dodge Center, Minnesota, Bradenton, Florida and Kewaunee, Wisconsin, respectively. Production workers totaling approximately 800 employees at the Company's Oshkosh facilities are represented by the United Auto Workers union. The Company's five-year contract with the United Auto Workers union extends through September 30, 2001. The Company believes its relationship with employees is satisfactory.

Industry Segments

     Financial information concerning the Company's industry segments is included in Note 13 to the Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999 and such information is incorporated herein by reference.

Foreign and Domestic Operations and Export Sales

     Financial information concerning the Company's foreign and domestic operations and export sales is included in Note 13 to the Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999 and such information is incorporated herein by reference.

Item 2.  PROPERTIES
         ----------

     Management believes the Company's equipment and buildings are modern, well maintained and adequate for its present and anticipated needs. As of November 30, 1999, the Company operated in twelve manufacturing facilities and owned another facility that was not in use. The location, size and focus of the Company's facilities is provided in the table below:

                                                Approximate
                                               Square Footage                         Principal
     Location (# of facilities)          Owned              Leased                Products Manufactured
     -----------------------------   -----------------  --------------   --------------------------------------------
     Oshkosh, Wisconsin(3).......       688,000                          Defense Trucks; Front-Discharge Mixers; Snow
                                                                         Removal Vehicles; ARFF Vehicles
     Appleton, Wisconsin(2)......       589,000              19,000      Fire Apparatus
     Dodge Center, Minnesota(1)..       612,000                          Rear-Discharge Mixers; Refuse Truck Bodies
                                                                         Portable Batch Plants
     Bradenton, Florida(1).......       287,000                          Fire Apparatus; Defense Trucks and Truck
                                                                         Bodies
     Kewaunee, Wisconsin(1)......       175,000                          Aerial Devices and Heavy Steel Fabrication
     Riceville, Iowa(1)..........       108,000                          Components for Rear-Discharge Mixers and
                                                                         Refuse Truck Bodies
     Kensett, Iowa(1)............        65,000                          Not currently in use
     McIntire, Iowa(1)...........        28,000                          Components for Rear-Discharge Mixers and
                                                                         Refuse Truck Bodies
     Weyauwega, Wisconsin(1).....        28,000                          Refurbished Fire Apparatus
     Ontario, California(1)......                            23,000      Refurbished Fire Apparatus

     The Company's manufacturing facilities generally operate five days per week on one shift, except for one-week shutdowns in July and December. Management believes the Company's manufacturing capacity could be significantly increased with limited capital spending by working an additional shift at each facility.

     In addition to sales and service activities at the Company's manufacturing facilities, the Company maintains fifteen sales and service centers in the United States. The Company owns such facilities in Colton, California; Commerce City, Colorado; Villa Rica, Georgia; Lithia Springs, Georgia; Hutchins, Texas; Morgantown, Pennsylvania; Gahanna, Ohio; Dodge Center, Minnesota; Bradenton, Florida; and Oshkosh, Wisconsin. The Company leases such facilities in Milpitas, California; Tacoma, Washington; Salt Lake City, Utah; Aurora, Illinois; and East Granby, Connecticut. These facilities range in size from approximately 3,000 square feet to approximately 46,000 square feet and are used primarily for sales and service of concrete mixers and refuse bodies.

     The Company's facilities are pledged as collateral under the terms of the Company's Senior Credit Facility.

Item 3.  LEGAL PROCEEDINGS
         -----------------

     The  Company  was  engaged  in  litigation  against  Super  Steel  Products
Corporation ("SSPC"), the Company's former supplier of mixer systems for forward-discharge concrete mixer trucks under a long-term supply contract. SSPC sued the Company in state court claiming the Company breached the contract. On July 26, 1996, a jury returned a verdict for SSPC awarding damages totaling $4.5 million. On October 10, 1996, the state court judge overturned the verdict against the Company, granted judgment for the Company on its counterclaim, and ordered a new trial for damages on the Company's counterclaim. Both SSPC and the Company appealed the state court judge's decision. On December 8, 1998, the Wisconsin Court of Appeals ordered a state court judge to reinstate the jury verdict against the Company awarding damages totaling approximately $4.5 million plus interest to SSPC. On April 6, 1999, the Company's petition for review of this decision by the Wisconsin Supreme Court was denied. On April 12, 1999, the Company petitioned the state court judge to act on the Company's previous motion for a retrial. The petition was denied on June 18, 1999 and the state court directed that judgment be entered. In lieu of further appeals, the Company paid $5.75 million on July 27, 1999 in final settlement of the matter.

     McNeilus is a defendant in litigation, which was commenced in 1993 prior to the acquisition of McNeilus by the Company, in the U.S. District Court for the Northern District of Alabama. The litigation, which was brought by The Heil Co. ("Heil"), a McNeilus competitor, seeks damages and claims that McNeilus infringed certain aspects of its patent for refuse packer design. The patent referenced in the matter was allowed by Heil to lapse in 1995. The Company has denied infringement and asserted that the patent is invalid, both on the basis of prior art and on a defective application. A trial is scheduled in early calendar 2000. The Company is vigorously contesting the claims and has established a reserve for litigation and defense costs.

     The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third party disposal and recycling facilities that are licensed by appropriate governmental agencies. In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency ("EPA") or a state environmental agency for remediation. Under Comprehensive Environmental Response, Compensation, and Liability Act (the "Superfund" law) and similar state laws, each potentially responsible party ("PRP") that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up the site. Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup cost.

     As to one such Superfund site, Pierce is one of 431 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently, a report of the remedial investigation/feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at September 30, 1999. Actual liability could vary based on results of the study, the resources of other PRPs and the Company's final share of liability.

     The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the Company at September 30, 1999. However, this may change as investigations proceed by the Company, other unrelated property owners, and government entities.

     The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability and state dealership regulation compliance proceedings. Although the final results of all such claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to such matters and claims, will not have a material adverse effect on the Company's financial condition or results of operations. Actual results could vary, among other things, due to the uncertainties involved in litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The following table sets forth certain information as of November 30, 1999 concerning the Company's executive officers. All of the Company's officers serve terms of one year and until their successors are elected and qualified.

                Name        Age              Title
     ---------------------- --- ------------------------------------------------
     Robert G. Bohn........ 46  President and Chief Executive Officer
     Timothy M. Dempsey.... 59  Executive Vice President, General Counsel and
                                Secretary
     Paul C. Hollowell..... 58  Executive Vice President and President, Defense
                                Business
     Daniel J. Lanzdorf.... 51  Executive Vice President and President, McNeilus
                                Companies, Inc.
     John W. Randjelovic... 55  Executive Vice President and President, Pierce
                                Manufacturing  Inc.
     Charles L. Szews...... 43  Executive Vice President and Chief Financial
                                Officer
     Matthew J. Zolnowski.. 46  Executive Vice President, Corporate
                                Administration

     Robert G. Bohn. Mr. Bohn joined the Company in 1992 as Vice President-Operations. He was appointed President and Chief Operating Officer in 1994. He was appointed President and Chief Executive Officer in October 1997. Prior to joining the Company, Mr. Bohn was Director-European Operations for Johnson Controls, Inc., Milwaukee, Wisconsin, which manufactures, among other things, automotive products. He worked for Johnson Controls from 1984 until 1992. He was elected a Director of the Company in June 1995. He is a director of Graco, Inc.

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

     Daniel J. Lanzdorf. Mr. Lanzdorf joined the Company in 1973 as a design engineer and has served in various assignments including Chief Engineer -- Defense, Director of Defense Engineering, Director of the Defense Business unit, and Vice President of Manufacturing prior to assuming his current position in September 1998.

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

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
          --------------------------------------------------------------------

          The information under the captions "Financial Highlights" and "Dividends and Common Stock Price" and Notes 7 and 11 to the Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999, is hereby incorporated by reference in answer to this item.

          In July 1995, the Company's board of directors authorized the repurchase of up to 1,500,000 shares of Common Stock. As of December 23, 1999, the Company has repurchased 692,302 shares under this program at a cost of $6.6 million.

Item 6.   SELECTED FINANCIAL DATA.
          -----------------------

          The information under the caption "Financial Highlights" contained in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999, is hereby incorporated by reference in answer to this item.

Item 7.   MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF  CONSOLIDATED  FINANCIAL
          ------------------------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS.
          -----------------------------------

          The information under the caption "Management's Discussion and Analysis" contained in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999, is hereby incorporated by reference in answer to this item.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

          The information under the caption "Management's Discussion and Analysis - Financial Market Risk" contained in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999, is hereby incorporated by reference in answer to this item.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

          The financial statements set forth in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999, are hereby incorporated by reference in answer to this item. Data regarding quarterly results of operations included in Note 11 to the Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999, is hereby incorporated by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURES.
          ---------------------

          None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

          The information under the captions "Governance of the Company - the Board of Directors" and "Stock Ownership - Compliance with Section 16(a) Beneficial Ownership Reporting" of the Company's definitive proxy statement for the annual meeting of shareholders on January 31, 2000, as filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading "Executive Officers of the Registrant" included under Part I of this report.

Item 11.  EXECUTIVE COMPENSATION.
          ----------------------

          The information under the captions "Governance of the Company - Compensation of Directors," "Stock Price Performance Graph" and "Executive Compensation" contained in the Company's definitive proxy statement for the annual meeting of shareholders on January 31, 2000, as filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

          The information under the caption "Stock Ownership - Stock Ownership of Directors, Executive Officers and Other Large Shareholders" contained in the Company's definitive proxy statement for the annual meeting of shareholders on January 31, 2000, as filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

          None.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

          (a) 1. Financial Statements: The following consolidated financial statements of the company and the report of independent auditors included in the Annual Report to Shareholders for the fiscal year ended September 30, 1999, are incorporated by reference in Item 8:

          Report of Ernst & Young LLP, Independent Auditors
          Consolidated Statements of Income for the years ended September 30, 1999, 1998 and 1997
          Consolidated Balance Sheets at September 30, 1999 and 1998 Consolidated Statements of Shareholders' Equity for the years ended September 30, 1999, 1998 and 1997.
          Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997
          Notes to Consolidated Financial Statements

              2.  Financial Statement Schedules:

          Schedule II - Valuation & Qualifying Accounts

          All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

          3.   Exhibits:

               3.1 Restated Articles of Incorporation of Oshkosh Truck Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 0-13886)).
               3.2 By-Laws of Oshkosh Truck Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
               4.1 Credit Agreement dated February 26, 1998, among Oshkosh Truck Corporation, Bank of America National Trust and Savings Association, as Agent and as Swing Line Lender, and certain other financial institutions (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
               4.2 Indenture dated February 26, 1998, among Oshkosh Truck Corporation, the Subsidiary Guarantors and Firstar Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
               4.3 Form of 8 3/4% Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
               4.4  Form of Note Guarantee (incorporated by reference to Exhibit
                    4.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
               4.5 Rights Agreement, dated as of February 1, 1999, between Oshkosh Truck Corporation and Firstar Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, dated as of February 1, 1999 (File No. 013886)).
               10.1 1990  Incentive  Stock  Plan for Key  Employees,  as amended
                    (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*
               10.2 1994 Long-Term Incentive  Compensation Plan, dated March 29,
                    1994 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994) (File No. 0-13886)).*
               10.3 Form of Key Employees  Employment  and  Severance  Agreement
                    with Messrs. R.G. Bohn, T.M. Dempsey, P.C. Hollowell, C.L. Szews, and M.J. Zolnowski (incorporated by reference to
                    Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 0-13886)).*
               10.4 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan,
                    as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-6287)).*
               10.5 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan,
                    as amended, Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-6287)).*
               10.6 Form of 1994  Long-Term  Incentive  Compensation  Plan Award
                    Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 0-13886)).*
               10.7 Stock  Purchase  Agreement,  dated  April  26,  1996,  among
                    Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen
                    P. Mosling (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 0-13886)).
               10.8 Employment Agreement,  dated as of October 15, 1998, between
                    Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*
               10.9 Employment Agreement, dated April 24, 1998, between McNeilus
                    Companies, Inc. and Daniel J. Lanzdorf.*

               11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999).
               13. 1999 Annual Report to Shareholders, to the extent incorporated herein by reference.
               21.  Subsidiaries of Registrant.
               23.  Consent of Ernst & Young LLP
               27.  Financial Data Schedule


*Denotes a management contract or compensatory plan or arrangement.

          (b) The Company was not required to file a report on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           OSHKOSH TRUCK CORPORATION


December 27, 1999          By  /S/ Robert G. Bohn
                             ---------------------------------------------------
                           Robert G. Bohn, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

December 27, 1999              /S/ R.G. Bohn
                           -----------------------------------------------------
                           R.G. Bohn, President and Chief Executive Officer (Principal Executive Officer)


December 27, 1999              /S/ C.L. Szews
                           -----------------------------------------------------
                           C.L. Szews, Executive Vice President and Chief Financial Officer
                           (Principal Financial Officer)


December 27, 1999              /S/ T.J. Polnaszek
                           -----------------------------------------------------
                           T.J. Polnaszek, Vice President and Controller (Principal Accounting Officer)


December 27, 1999              /S/ J.W. Andersen
                           -----------------------------------------------------
                           J.W. Andersen, Director


December 27, 1999              /S/ D.T. Carroll
                           -----------------------------------------------------
                           D.T. Carroll, Chairman


December 27, 1999              /S/ General F.M. Franks, Jr.
                           -----------------------------------------------------
                           General F.M. Franks, Jr., Director


December 27, 1999              /S/ M.W. Grebe
                           -----------------------------------------------------
                           M.W. Grebe, Director


December 27, 1999              /S/ K.J. Hempel
                           -----------------------------------------------------
                           K.J. Hempel, Director


December 27, 1999              /S/ S.P. Mosling
                           -----------------------------------------------------
                           S.P. Mosling, Director


December 27, 1999              /S/ J.P. Mosling, Jr.
                           -----------------------------------------------------
                           J.P. Mosling, Jr., Director


December 27, 1999              /S/ R.G. Sim
                           -----------------------------------------------------
                           R.G. Sim, Director

                                                                     SCHEDULE II


                            OSHKOSH TRUCK CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS


                  Years Ended September 30, 1999, 1998 and 1997
                                 (In Thousands)


                                           Balance at                      Additions
                                          Beginning of      Purchase of    Charged to                    Balance at
             Classification                   Year          McNeilus        Expense      Reductions*     End of Year
             --------------                   ----          --------        -------      ----------      -----------
Receivables -
Allowance for doubtful accounts:
         1997                                $1,066            ---          $881            $23           $1,970
                                             ======            ===          ====            ====          ======

         1998                                $1,970           $173          $124          $(199)          $2,068
                                             ======           ====          ====          ======          ======

         1999                                $2,068            ---          $201           $(65)          $2,204
                                             ======            ===          ====           =====          ======




* Represents amounts written off to the reserve, net of recoveries.

INDEX TO EXHIBITS
-----------------

     3.   Exhibits:

          3.1 Restated Articles of Incorporation of Oshkosh Truck Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 0-13886)).
          3.2 By-Laws of Oshkosh Truck Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
          4.1 Credit Agreement dated February 26, 1998, among Oshkosh Truck Corporation, Bank of America National Trust and Savings Association, as Agent and as Swing Line Lender, and certain other financial institutions (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
          4.2 Indenture dated February 26, 1998, among Oshkosh Truck Corporation, the Subsidiary Guarantors and Firstar Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
          4.3 Form of 8 3/4% Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
          4.4 Form of Note Guarantee (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
          4.5 Rights Agreement, dated as of February 1, 1999, between Oshkosh Truck Corporation and Firstar Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, dated as of February 1, 1999 (File No. 013886)).
          10.1 1990 Incentive Stock Plan for Key Employees, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*
          10.2 1994 Long-Term Incentive Compensation Plan, dated March 29, 1994 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994) (File No. 0-13886)).*
          10.3 Form of Key Employees Employment and Severance Agreement with Messrs. R.G. Bohn, T.M. Dempsey, P.C. Hollowell, C.L. Szews, and M.J. Zolnowski (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 0-13886)).*
          10.4 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-6287)).*
          10.5 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-6287)).*
          10.6 Form of 1994 Long-Term Incentive Compensation Plan Award Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 0-13886)).*
          10.7 Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 0-13886)).
          10.8 Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*

          10.9 Employment Agreement, dated April 24, 1998, between McNeilus Companies, Inc. and Daniel J. Lanzdorf.*
          11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the Company's Annual Report to Shareholders for the fiscal year ended September 30,
               1999).
          13. 1999 Annual Report to Shareholders, to the extent incorporated herein by reference.
          21.  Subsidiaries of Registrant.
          23.  Consent of Ernst & Young LLP
          27.  Financial Data Schedule



*Denotes a management contract or compensatory plan or arrangement.