Form 10-Q
period 1999-12-31
OSHKOSH TRUCK CORP
filed 2000-02-14
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 1999

                                       or

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock Outstanding as of January 31, 2000:    425,173

Common Stock Outstanding as of January 31, 2000:          16,202,983

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                     FOR THE QUARTER ENDED DECEMBER 31, 1999


                                                                           Page

Part I.      Financial Information

   Item 1.   Financial Statements (Unaudited)

             Condensed Consolidated Statements of Income
                    - Three Months Ended December 31, 1999 and 1998..........3

             Condensed Consolidated Balance Sheets
                    - December 31, 1999 and September 30, 1999...............4

             Condensed Consolidated Statement of Shareholders' Equity
                    - Three Months Ended December 31, 1999...................5

             Condensed Consolidated Statements of Cash Flows
                    - Three Months Ended December 31, 1999 and 1998 .........6

             Notes to Condensed Consolidated Financial Statements
                    - December 31, 1999......................................7

   Item 2.   Management's Discussion and Analysis of Consolidated
                    Financial Condition and Results of Operations ..........18

   Item 3.   Quantitative and Qualitative Disclosure of Market Risk ........24

Part II.     Other Information

   Item 1.   Legal Proceedings .............................................25

   Item 6.   Exhibits and Reports on Form 8-K ..............................25

Signatures .................................................................26

                      PART I. ITEM 1. FINANCIAL INFORMATION
                            OSHKOSH TRUCK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                          Three Months Ended
                                                             December 31,
                                                          ------------------
                                                          1999          1998
                                                          ----          ----
                                                        (In thousands, except
                                                          per share amounts)

Net sales                                            $    243,867    $ 222,693
Cost of sales                                             203,890      190,585
                                                     ------------    ---------
Gross income                                               39,977       32,108
Operating expenses:
  Selling, general and administrative                      20,578       16,545
  Amortization of goodwill and other intangibles            2,772        2,735
                                                     ------------    ---------
     Total operating expenses                              23,350       19,280
                                                     ------------    ---------
Operating income                                           16,627       12,828
Other income (expense):
  Interest expense                                         (5,786)      (6,581)
  Interest income                                             166          186
  Miscellaneous, net                                          114          142
                                                     ------------    ---------
                                                           (5,506)      (6,253)
Income before income taxes,
  equity in earnings of unconsolidated
  partnership and extraordinary item                       11,121        6,575
Provision for income taxes                                  4,740        3,000
                                                     ------------    ---------
                                                            6,381        3,575
Equity in earnings of unconsolidated
  partnership, net of income taxes                            315          337
                                                     ------------    ---------
Income before extraordinary item                            6,696        3,912
Extraordinary charge for early retirement of debt,
  net of income tax benefit                                  (581)        --
                                                     ------------    ---------
Net income                                           $      6,115    $   3,912
                                                     ============    =========

Earnings per share:
  Income before extraordinary item                   $       0.46    $    0.31
  Extraordinary item                                        (0.04)        --
                                                     ------------    ---------
    Net income                                       $       0.42    $    0.31
                                                     ============    =========

Earnings per share assuming dilution:
  Income before extraordinary item                   $       0.46    $    0.30
  Extraordinary item                                        (0.04)        --
                                                     ------------    ---------
    Net income                                       $       0.42    $    0.30
                                                     ============    =========

Cash dividends:
  Class A Common Stock                               $    0.07500    $ 0.07250
  Common Stock                                       $    0.08625    $ 0.08333


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                              December 31,    September 30,
                                                  1999            1999
                                              ------------    -------------
                                              (Unaudited)
                                                      (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents                     $   3,639       $   5,137
  Receivables, net                                 62,804          93,186
  Inventories                                     231,946         198,446
  Prepaid expenses                                  4,753           4,963
  Deferred income taxes                            15,050          14,558
                                                ---------       ---------
      Total current assets                        318,192         316,290
Investment in unconsolidated partnership           13,754          12,335
Other long-term assets                             20,717          20,853
Property, plant and equipment                     162,278         154,597
Less accumulated depreciation                     (73,024)        (70,606)
                                                ---------       ---------
  Net property, plant and equipment                89,254          83,991
Goodwill and other intangible assets, net         317,049         319,821
                                                ---------       ---------
Total assets                                    $ 758,966       $ 753,290
                                                =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $  74,914       $  84,727
  Floor plan notes payable                         38,285          26,616
  Customer advances                                68,690          68,364
  Payroll-related obligations                      16,280          24,734
  Accrued warranty                                 13,886          14,623
  Other current liabilities                        50,931          48,462
  Revolving credit facility and current
    maturities of long-term debt                   13,057           5,259
                                                ---------       ---------
      Total current liabilities                   276,043         272,785
Long-term debt                                    159,782         255,289
Deferred income taxes                              43,695          44,265
Other long-term liabilities                        18,435          18,071
Commitments and contingencies                        --              --
Shareholders' equity                              261,011         162,880
                                                ---------       ---------
Total liabilities and shareholders' equity      $ 758,966       $ 753,290
                                                =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                OSHKOSH TRUCK CORPORATION
                                CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                          THREE MONTHS ENDED DECEMBER 31, 1999
                                                       (Unaudited)
                                                                                          Cost of
                                       Common          Paid-in         Retained         Common Stock
                                       Stock           Capital         Earnings         in Treasury          Total
                                       ------          -------         --------         ------------         -----
                                                                (In thousands)

Balance at September 30, 1999        $     140        $  15,997        $ 157,810         $ (11,067)        $ 162,880
Net income and comprehensive
  income                                  --               --              6,115              --               6,115
Proceeds from Common Stock
  offering, net of expenses                 38           93,357             --                --              93,395
Cash dividends:
  Class A Common Stock                    --               --                (32)             --                 (32)
  Common Stock                            --               --             (1,397)             --              (1,397)
Other                                     --                 21             --                  29                50
                                     ---------        ---------        ---------         ---------         ---------
Balance at December 31, 1999         $     178        $ 109,375        $ 162,496         $ (11,038)        $ 261,011
                                     =========        =========        =========         =========         =========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                  OSHKOSH TRUCK CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                    Three Months Ended
                                                                       December 31,
                                                                  1999               1998
                                                                  ----               ----
                                                                      (In thousands)

Operating activities:
  Income before extraordinary item                            $        6,696    $       3,912
  Non-cash adjustments                                                 4,202            2,798
  Changes in operating assets and liabilities                         (5,624)          (1,784)
                                                              ---------------   -------------
      Net cash provided from operating activities                      5,274            4,926

Investing activities:
  Acquisition of business                                             (5,893)              --
  Additions to property, plant and equipment                          (3,888)          (1,853)
  Proceeds from sale of property, plant and equipment                     --               27
  Increase in other long-term assets                                  (1,603)          (1,788)
                                                              ---------------   --------------
      Net cash used for investing activities                         (11,384)          (3,614)

Financing activities:
  Net borrowings (repayments) under revolving credit
    facility                                                           6,000             (700)
  Repayments of long-term debt                                       (93,709)            (148)
  Proceeds from Common Stock offering                                 93,736               --
  Costs of Common Stock offering                                        (341)              --
  Dividends paid                                                      (1,102)          (1,048)
  Other                                                                   28              135
                                                              --------------    -------------
      Net cash provided from (used for) financing
        activities                                                     4,612           (1,761)
                                                              --------------    -------------

Decrease in cash and cash equivalents                                 (1,498)            (449)

Cash and cash equivalents at beginning of period                       5,137            3,622
                                                              --------------    -------------

Cash and cash equivalents at end of period                    $        3,639    $       3,173
                                                              ==============    =============

Supplementary disclosures:
  Depreciation and amortization                               $        5,780    $       5,373
  Cash paid for interest                                               4,566            4,252
  Cash paid for income taxes                                             361            6,320


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 annual report to shareholders.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:


                                                        Three Months Ended
                                                           December 31,
                                                        ------------------
                                                      1999               1998
                                                      ----               ----
Denominator for basic earnings per share           14,398,921        12,635,636
Effect of dilutive options and incentive
  compensation awards                                 310,575           266,989
                                                    ---------        ----------

Denominator for dilutive earnings per share        14,709,496         12,902,625
                                                   ==========         ==========


3. INVENTORIES

Inventories consist of the following:

                                                    December 31,   September 30,
                                                        1999           1999
                                                    ------------   -------------
                                                          (In thousands)
Finished products                                    $  64,029      $  59,649
Partially finished products                             86,753         62,047
Raw materials                                           96,634         89,417
                                                     ---------      ---------
Inventories at FIFO cost                               247,416        211,113
Less: Progress payments on U.S. government
        contracts                                       (5,270)        (2,951)
      Excess of FIFO cost over LIFO cost               (10,200)        (9,716)
                                                     ---------      ---------
                                                     $ 231,946      $ 198,446
                                                     =========      =========

Title to all inventories related to government contracts, which provide for progress payments, vests with the government to the extent of unliquidated progress payments.

4. ACQUISITIONS

On November 1, 1999, the Company acquired the manufacturing assets of Kewaunee Engineering Corporation ("Kewaunee") for $5.9 million in cash plus the assumption of certain liabilities aggregating approximately $2.3 million. Kewaunee is a fabricator of heavy-steel components for cranes, aerial devices and other equipment. The acquisition was financed from borrowings under the Company's senior credit facility.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of Kewaunee are included in the Company's consolidated statements of income beginning November 1, 1999. The purchase price, including acquisition costs, approximated the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date.

Had the acquisition occurred on October 1, 1999 or 1998, there would have been no material pro forma impact on the Company's consolidated net sales, net income or earnings per share in fiscal 2000 or 1999.

5. LONG-TERM DEBT

The Company has outstanding a senior credit facility and $100.0 million of 8.75% senior subordinated notes due March 1, 2008. The senior credit facility consists of a six year $100.0 million revolving credit facility ("Revolving Credit Facility") and three term loan facilities ("Term Loan A", "Term Loan B", and "Term Loan C"). The outstanding balances as of December 31, 1999 on the Revolving Credit Facility, Term Loan A, Term Loan B, and Term Loan C are $11.0 million, $32.5 million, $13.5 million, and $13.5 million, respectively.

At December 31, 1999, outstanding borrowings of $11.0 million and $6.1 million of outstanding letters of credit reduced available capacity under the Revolving Credit Facility to $82.9 million.

Substantially all the tangible and intangible assets of the Company and its subsidiaries (including the stock of certain subsidiaries) are pledged as collateral under the senior credit facility. The senior credit facility includes customary affirmative and negative covenants and requires mandatory prepayments to the extent of "excess cash flows" as defined in the senior credit facility.

The senior subordinated notes were issued pursuant to an Indenture dated February 26, 1998 (the "Indenture"), between the Company, the Subsidiary Guarantors (as defined below) and Firstar Trust Company, as trustee. The Indenture contains customary affirmative and negative covenants. The Subsidiary Guarantors fully, unconditionally, jointly and severally guarantee the Company's obligations under the senior subordinated notes.

6. COMMON STOCK OFFERING

On November 24, 1999, the Company sold 3,795,000 shares of its Common Stock at $26.00 per share. Proceeds from the offering, net of underwriting discounts and commissions, totaled $93.7 million with $93.5 million used to repay indebtedness under the Company's senior credit facility.

Pro forma unaudited earnings per share of the Company, assuming that the net proceeds to the Company from the offering were used to repay term debt as of October 1, 1999 and 1998, are summarized below:

                                                        Three Months Ended
                                                           December 31,
                                                        ------------------
                                                      1999             1998
                                                      ----             ----
Earnings per share before extraordinary item
  Basic                                           $      0.44     $      0.30
  Assuming dilution                                      0.43            0.30
Weighted average shares
  Basic                                            16,626,421      16,430,636
  Assuming dilution                                16,936,996      16,697,625

7. COMMITMENTS AND CONTINGENCIES

McNeilus Companies, Inc. ("McNeilus") was a defendant in litigation, which was commenced in 1993 prior to the acquisition of McNeilus by the Company. The litigation, which was brought by The Heil Co. ("Heil"), a McNeilus competitor, sought damages and claims that McNeilus infringed certain aspects of its patent. A settlement of the matter was reached in January 2000. The settlement included a payment to Heil, the amount of which was fully reserved for at December 31, 1999.

As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third party disposal and recycling facilities, which are licensed by appropriate governmental agencies. In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency ("EPA") or a state environmental agency for remediation. Under the Comprehensive Environmental Response, Compensation, and Liability Act (the "Superfund" law) and similar state laws, each potentially responsible party ("PRP") that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up the site. Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup cost.

As to one such Superfund site, Pierce Manufacturing Inc. ("Pierce") is one of 431 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently, a report of the remedial investigation/ feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at December 31, 1999. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company's final share of liability.

The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and that it has established adequate reserves for the matter as of December 31, 1999. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

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

The Company has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements totaling approximately $1 million at December 31, 1999. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $132.2 million and open standby letters of credit issued by the Company's bank in favor of third parties totaling approximately $6.1 million at December 31, 1999.

8. BUSINESS SEGMENT INFORMATION

                                                                Three Months Ended
                                                                   December 31,
                                                                ------------------
                                                             1999                1998
                                                             ----                ----
                                                                  (in thousands)
Net sales to unaffiliated customers:
  Commercial                                             $    115,394       $      96,819
  Fire and emergency                                           75,577              73,849
  Defense                                                      52,896              52,025
                                                         ------------       -------------
    Consolidated                                         $    243,867       $     222,693
                                                         ============       =============

Operating income (loss):
  Commercial                                             $      9,054       $       4,794
  Fire and emergency                                            3,915               4,819
  Defense                                                       7,495               6,164
  Corporate and other                                          (3,837)             (2,949)
                                                         ------------       -------------
    Consolidated operating income                              16,627              12,828
Net interest expense                                           (5,620)             (6,395)
Miscellaneous other                                               114                 142
                                                         ------------       -------------
Income before income taxes, equity in earnings
  of unconsolidated partnership and extraordinary
  item                                                   $     11,121       $       6,575
                                                         ============       =============

                                                         December 31,       September 30,
                                                             1999                1999
                                                         ------------       -------------
                                                                  (in thousands)
Identifiable assets:
  Commercial                                             $    415,318       $     381,199
  Fire and emergency                                          278,536             276,692
  Defense                                                      63,305              85,796
  Corporate and other                                           1,807               9,603
                                                         ------------       -------------
    Consolidated                                         $    758,966       $     753,290
                                                         ============       =============


9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed  consolidating financial information for:
(a) the Company; (b) on a combined basis, the guarantors of the senior subordinated notes, which include all wholly-owned subsidiaries of the Company ("Subsidiary Guarantors") other than McNeilus Financial Services, Inc. and Oshkosh/McNeilus Financial Services, Inc., which are the only non-guarantor subsidiaries of the Company ("Non-Guarantor Subsidiaries"), and (c) on a combined basis, the Non-Guarantor Subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

The Company is comprised of Wisconsin and Florida manufacturing operations and certain corporate management, information services and finance functions. Borrowings and related interest expense under the senior credit facility and the senior subordinated notes are charged to the Company. The Company has allocated a portion of this interest expense to certain Subsidiary Guarantors through formal lending arrangements. There are no management fee arrangements between the Company and its Non-Guarantor Subsidiaries.

                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                  For the Three Months Ended December 31, 1999
                                   (Unaudited)
                                                   Subsidiary   Non-Guarantor
                                       Company     Guarantors   Subsidiaries   Eliminations  Consolidated
                                                               (In thousands)


Net sales                              $ 80,794     $167,714      $      --      $ (4,641)     $ 243,867
Cost of sales                            67,993      140,538             --        (4,641)       203,890
                                       --------     --------      ---------      ---------     ---------
Gross income                             12,801       27,176             --            --         39,977

Operating expenses:
  Selling, general and
    administrative                        8,398       12,096             84            --         20,578
  Amortization of goodwill and
    other intangibles                        --        2,772             --            --          2,772
                                       --------     --------      ---------      --------      ---------
Total operating expenses                  8,398       14,868             84            --         23,350
                                       --------     --------      ---------      --------      ---------
Operating income (loss)                   4,403       12,308            (84)           --         16,627

Other income (expense):
  Interest expense                       (5,406)      (1,955)            --         1,575         (5,786)
  Interest income                            32        1,668             41        (1,575)           166
  Miscellaneous, net                          8          (12)           118            --            114
                                       --------     --------      ---------      --------      ---------
                                         (5,366)        (299)           159            --         (5,506)
                                       ---------    ---------     ---------      --------      ----------
Income (loss) before income taxes,
  equity in earnings of
  subsidiaries and unconsolidated
  partnership and extraordinary
  item                                     (963)      12,009             75            --         11,121
Provision (credit) for income taxes        (366)       5,078             28            --          4,740
                                       ---------    --------      ---------      --------      ---------
                                           (597)       6,931             47            --          6,381
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                     7,293           --            315        (7,293)           315
                                       --------     --------      ---------      ---------     ---------
Income before extraordinary item          6,696        6,931            362        (7,293)         6,696
Extraordinary charge for early
  retirement of debt, net of income
  tax benefit                              (581)          --             --            --           (581)
                                       --------     --------      ---------      --------      ---------
Net income                             $  6,115     $  6,931      $     362      $ (7,293)     $   6,115
                                       ========     ========      =========      =========     =========

                                  OSHKOSH TRUCK CORPORATION
                         Condensed Consolidating Statements of Income
                         For the Three Months Ended December 31, 1998
                                         (Unaudited)
                                                   Subsidiary   Non-Guarantor
                                       Company     Guarantors   Subsidiaries   Eliminations  Consolidated
                                                               (In thousands)
Net sales                              $ 76,734     $146,939      $      --      $   (980)     $ 222,693
Cost of sales                            66,342      125,223             --          (980)       190,585
                                       --------     --------      ---------      ---------     ---------
Gross income                             10,392       21,716             --            --         32,108

Operating expenses:
  Selling, general and
    administrative                        7,298        9,204             43            --         16,545
  Amortization of goodwill and
    other intangibles                        --        2,735             --            --          2,735
                                       --------     --------      ---------      --------      ---------
Total operating expenses                  7,298       11,939             43            --         19,280
                                       --------     --------      ---------      --------      ---------
Operating income (loss)                   3,094        9,777            (43)           --         12,828

Other income (expense):
  Interest expense                       (6,184)      (1,972)            --         1,575         (6,581)
  Interest income                            74        1,675             12        (1,575)           186
  Miscellaneous, net                         72           38             32            --            142
                                       --------     --------      ---------      --------      ---------
                                         (6,038)        (259)            44            --         (6,253)
                                       ---------    ---------     ---------      --------      ----------
Income (loss) before income taxes
  and equity in earnings of
  subsidiaries and unconsolidated
  partnership                            (2,944)       9,518              1            --          6,575
Provision (credit) for income taxes      (1,119)       4,119             --            --          3,000
                                       ---------    --------      ---------      --------      ---------
                                         (1,825)       5,399              1            --          3,575
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                     5,737           --            337        (5,737)           337
                                       --------     --------      ---------      ---------     ---------
Net income                             $  3,912     $  5,399      $     338      $ (5,737)     $   3,912
                                       ========     ========      =========      =========     =========



                                   OSHKOSH TRUCK CORPORATION
                            Condensed Consolidating Balance Sheets
                                      December 31, 1999
                                         (Unaudited)
                                                    Subsidiary   Non-Guarantor
                                         Company    Guarantors   Subsidiaries   Eliminations  Consolidated
                                                                 (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents              $ 2,168     $  1,350       $   121      $       --    $    3,639
  Receivables, net                        28,879       38,488           (20)         (4,543)       62,804
  Inventories                             62,428      169,518            --              --       231,946
  Prepaid expenses                         3,898          855            --              --         4,753
  Deferred income taxes                    4,974        6,309         3,767              --        15,050
                                         -------     --------       -------      ----------    ----------
     Total current assets                102,347      216,520         3,868          (4,543)      318,192
Investment in and advances to:
  Subsidiaries                           377,216       (3,926)           --        (373,290)           --
  Unconsolidated partnership                  --           --        13,754              --        13,754
Other long-term assets                    11,774        8,902            41              --        20,717
Net property, plant and equipment         22,859       66,395            --              --        89,254
Goodwill and other intangible
  assets, net                                 --      317,049            --              --       317,049
                                         -------     --------       -------      ----------    ----------
Total assets                             $514,196    $604,940       $17,663      $ (377,833)   $  758,966
                                         ========    ========       =======      ===========   ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $32,902     $ 43,841       $    35      $   (1,864)   $   74,914
  Floor plan notes payable                    --       40,964            --          (2,679)       38,285
  Customer advances                          987       67,703            --              --        68,690
  Payroll-related obligations              5,241       11,009            30              --        16,280
  Accrued warranty                         6,440        7,446            --              --        13,886
  Other current liabilities               23,955       17,511         9,465              --        50,931
  Revolving credit facility and
    current maturities of long-term
    debt                                  12,798          259            --              --        13,057
                                         -------     --------       -------      ----------    ----------
     Total current liabilities            82,323      188,733         9,530          (4,543)      276,043
Long-term debt                           157,702        2,080            --              --       159,782
Deferred income taxes                     (4,583)      36,219        12,059              --        43,695
Other long-term liabilities               17,743          692            --              --        18,435
Commitments and contingencies                 --           --            --              --            --
Investments by and advances from
  (to) parent                                 --      377,216        (3,926)       (373,290)           --
Shareholders' equity                     261,011           --            --              --       261,011
                                         -------    ---------       -------      ----------    ----------
Total liabilities and shareholders'
  equity                                 $514,196    $604,940       $17,663      $ (377,833)   $  758,966
                                         ========    ========       =======      ===========   ==========



                                  OSHKOSH TRUCK CORPORATION
                            Condensed Consolidating Balance Sheets
                                      September 30, 1999
                                         (Unaudited)

                                                    Subsidiary   Non-Guarantor
                                         Company    Guarantors   Subsidiaries   Eliminations   Consolidated
                                                                 (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents              $   3,698   $   1,337      $     102    $      --     $   5,137
  Receivables, net                          49,311      43,837             38           --        93,186
  Inventories                               49,988     148,458             --           --       198,446
  Prepaid expenses                           3,791       1,172             --           --         4,963
  Deferred income taxes                      3,818       6,523          4,217           --        14,558
                                         ---------   ---------      ---------    ---------     ---------
     Total current assets                  110,606     201,327          4,357           --       316,290
Investment in and advances to:
  Subsidiaries                             357,575      (7,590)            --     (349,985)           --
  Unconsolidated partnership                    --          --         12,335           --        12,335
Other long-term assets                      11,902       8,899             52           --        20,853
Net property, plant and equipment           22,803      61,188             --           --        83,991
Goodwill and other intangible
  assets, net                                   --     319,821             --           --       319,821
                                         ---------   ---------      ---------    ---------     ---------
Total assets                             $ 502,886   $ 583,645      $  16,744    $(349,985)    $ 753,290
                                         =========   =========      =========    =========     =========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $  34,261   $  50,234      $     232    $      --     $  84,727
  Floor plan notes payable                      --      26,616             --           --        26,616
  Customer advances                          1,669      66,695             --           --        68,364
  Payroll-related obligations                9,172      15,532             30           --        24,734
  Accrued warranty                           6,785       7,838             --           --        14,623
  Other current liabilities                 17,940      19,894         10,628           --        48,462
  Revolving credit facility and
    current maturities of long-term
    debt                                     5,000         259             --           --         5,259
                                         ---------   ---------      ---------    ---------     ---------
     Total current liabilities              74,827     187,068         10,890           --       272,785
Long-term debt                             253,000       2,289             --           --       255,289
Deferred income taxes                       (5,407)     36,228         13,444           --        44,265
Other long-term liabilities                 17,586         485             --           --        18,071
Commitments and contingencies                   --          --             --           --            --
Investments by and advances from
  (to) parent                                   --     357,575         (7,590)    (349,985)           --
Shareholders' equity                       162,880          --             --           --       162,880
                                         ---------   ---------      ---------    ---------     ---------
Total liabilities and shareholders'
  equity                                 $ 502,886   $ 583,645      $  16,744    $(349,985)    $ 753,290
                                         =========   =========      =========    =========     =========


                                  OSHKOSH TRUCK CORPORATION
                       Condensed Consolidating Statements of Cash Flows
                         For the Three Months Ended December 31, 1999
                                         (Unaudited)


                                                   Subsidiary   Non-Guarantor
                                         Company   Guarantors   Subsidiaries   Eliminations  Consolidated
                                                                (In thousands)

Operating activities:
  Income before extraordinary item       $ 6,696     $ 6,931       $    362      $ (7,293)     $  6,696
  Non-cash adjustments                       961       4,692         (1,451)           --         4,202
  Changes in operating assets and
    liabilities                            7,104     (11,426)        (1,302)           --        (5,624)
                                         -------     --------      ---------     --------      ---------
  Net cash provided from (used
    for) operating activities             14,761         197         (2,391)       (7,293)        5,274

Investing activities:
  Acquisition of business                 (5,893)         --             --            --        (5,893)
  Investments in and advances to
    subsidiaries                         (13,748)      3,153          3,302         7,293            --
  Additions to property, plant and
    equipment                               (989)     (2,899)            --            --        (3,888)
  Other                                     (482)       (229)          (892)           --        (1,603)
                                         --------    --------      ---------     --------      ---------
  Net cash provided from (used
    for) investing activities            (21,112)         25          2,410         7,293       (11,384)

Financing activities:
  Net borrowings under revolving
    credit facility                        6,000          --             --            --         6,000
  Repayments of long-term debt           (93,500)       (209)            --            --       (93,709)
  Proceeds from Common Stock
    offering                              93,736          --             --            --        93,736
  Costs of Common Stock offering            (341)         --             --            --          (341)
  Dividends paid                          (1,102)         --             --            --        (1,102)
  Other                                       28          --             --            --            28
                                         -------     -------       --------      --------      --------
  Net cash provided from (used
    for) financing activities              4,821        (209)            --            --         4,612
                                         -------     --------      --------      --------      --------
Increase (decrease) in cash and cash
  equivalents                             (1,530)         13             19            --        (1,498)
Cash and cash equivalents at
  beginning of period                      3,698       1,337            102            --         5,137
                                         -------     -------       --------      --------      --------
Cash and cash equivalents at end of
  period                                 $ 2,168     $ 1,350       $    121      $     --      $  3,639
                                         =======     =======       ========      ========      ========


                                  OSHKOSH TRUCK CORPORATION
                       Condensed Consolidating Statements of Cash Flows
                         For the Three Months Ended December 31, 1998
                                         (Unaudited)


                                                   Subsidiary   Non-Guarantor
                                         Company   Guarantors   Subsidiaries   Eliminations  Consolidated
                                                                (In thousands)

Operating activities:
  Net income                             $ 3,912     $ 5,399       $    338       $(5,737)     $  3,912
  Non-cash adjustments                    (1,170)      5,690         (1,722)           --         2,798
  Changes in operating assets and
    liabilities                           (2,213)        810           (381)           --        (1,784)
                                         -------     -------       --------       -------      --------
  Net cash provided from (used for)
    operating activities                     529      11,899         (1,765)       (5,737)        4,926

Investing activities:
  Investments in and advances to
    subsidiaries                           1,384      (8,870)         1,749         5,737            --
  Additions to property, plant and
    equipment                               (462)     (1,391)            --            --        (1,853)
  Other                                       26      (1,416)          (371)           --        (1,761)
                                         -------     -------       --------       -------      --------
  Net cash provided from (used for)
    investing activities                     948     (11,677)         1,378         5,737        (3,614)

Financing activities:
  Net repayments under revolving
    credit facility                         (700)         --             --            --          (700)
  Repayments of long term debt                --        (148)            --            --          (148)
  Dividends paid                          (1,048)         --             --            --        (1,048)
  Other                                      135          --             --            --           135
                                         -------     -------       --------       -------      --------
  Net cash used for financing
    activities                            (1,613)       (148)            --            --        (1,761)
                                         -------     -------       --------       -------      --------
Increase (decrease) in cash and cash
  equivalents                               (136)         74           (387)           --          (449)
Cash and cash equivalents at
  beginning of period                      1,065         979          1,578            --         3,622
                                         -------     -------       --------       -------      --------
Cash and cash equivalents at end of
  period                                 $   929     $ 1,053       $  1,191       $    --      $  3,173
                                         =======     =======       ========       =======      ========

Item 2. Oshkosh Truck Corporation
Management's Discussion and Analysis of
Consolidated Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain "forward-looking statements" that are believed to be within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding Oshkosh Truck Corporation's (the "Company" or "Oshkosh") future financial position, business strategy, budgets, targets, projected costs and plans and objectives of management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimates", "anticipate", "believe", "should", "plans", or "continue", or the negative thereof or variations thereon or similar terminology. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the following: (1) the cyclical nature of the concrete placement industry; (2) the risks related to reductions or changes in government expenditures; (3) the potential for actual costs to exceed projected costs with long-term, fixed-price government contracts; (4) the uncertainty inherent in government contracts; (5) the challenges of identifying, completing and integrating future acquisitions; (6) competition; (7) disruptions in the supply of parts or components from sole source suppliers and subcontractors; (8)
product liability and warranty claims; and (9) labor relations and market conditions. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to, the Company's prospectus dated November 18, 1999 included in the Company's Registration Statement on Form S-3 No. 333-87149. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

General

The major products manufactured and marketed by each of the Company's business segments are as follows:

Commercial -- concrete mixer systems, refuse truck bodies, portable concrete batch plants and truck components sold to commercial ready-mix companies and commercial and municipal waste haulers in the U. S. and abroad.

Fire and emergency -- commercial and custom fire trucks, aircraft rescue and firefighting trucks, snow removal trucks and other emergency vehicles primarily sold to fire departments, airports and other governmental units in the U. S. and abroad.

Defense -- heavy-and medium-payload tactical trucks and supply parts sold to the
U. S. Military and to other militaries around the world.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment:

                                                         First Quarter Fiscal
                                                         2000            1999
                                                         ----            ----
                                                          (in thousands)
  Net sales to unaffiliated customers:
    Commercial                                         $115,394       $ 96,819
    Fire and emergency                                   75,577         73,849
    Defense                                              52,896         52,025
                                                       --------       --------
      Consolidated total                               $243,867       $222,693
                                                       ========       ========

First Quarter 2000 Compared to 1999

Consolidated net sales increased $21.2 million, or 9.5%, to $243.9 million for the first quarter of fiscal 2000, compared to the first quarter of fiscal 1999. The November 1999 acquisition of Kewaunee Engineering Corporation ("Kewaunee") contributed 0.5% of the increase in net sales.

Commercial segment net sales increased $18.6 million, or 19.2%, to $115.4 million for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. Continued strong end-markets in the concrete placement industry, the growing popularity of Oshkosh's front-discharge concrete mixer and sales, marketing and distribution synergies created through the February 1998 acquisition of McNeilus Companies, Inc. ("McNeilus") contributed to an 18.2% increase in concrete mixer sales for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. Refuse truck body sales increased 21.1% for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999, generally as a result of commercial waste haulers accelerating the replacement of refuse packers in their fleets and as a result of increased sales penetration with both commercial and municipal accounts.

Fire and emergency segment net sales increased $1.7 million, or 2.3%, to $75.6 million for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. Pierce Manufacturing Inc. ("Pierce") comprises a substantial majority of the revenue of this segment. Pierce's sales increased 5.5% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. Pierce's sales were limited in the first quarter of fiscal 2000 by the late receipt of commercial chassis from truck suppliers and by production inefficiencies resulting from the installation of an enterprise-wide resource planning ("ERP") system at Pierce.

Defense segment net sales increased $0.9 million, or 1.7%, to $52.9 million for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. A slight decrease in defense vehicle sales was offset by an increase in parts sales. Vehicle sales under the Medium Tactical Vehicle

Replacement ("MTVR") contract awarded to Oshkosh in December 1998 began in the second quarter of fiscal 2000, with sales under this contract expected to increase throughout fiscal 2000.

Analysis of Consolidated Operating Income

The following table presents operating income by business segment:

                                                     First Quarter Fiscal
                                                   2000                1999
                                                   ----                ----
                                                        (in thousands)
Operating income (loss):
  Commercial                                    $    9,054           $    4,794
  Fire and emergency                                 3,915                4,819
  Defense                                            7,495                6,164
  Corporate and other                               (3,837)              (2,949)
                                                ----------           ----------
    Consolidated operating
      income                                    $   16,627           $   12,828
                                               ==========           ==========

First Quarter Fiscal 2000 Compared to 1999

Consolidated operating income increased $3.8 million, or 29.6%, for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. Excluding the impact of the November 1999 acquisition of Kewaunee, consolidated operating income increased $3.7 million, or 28.6% compared to consolidated operating income for the first quarter of fiscal 1999.

Commercial segment operating income increased $4.3 million, or 88.9%, for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. Operating income as a percent of segment sales ("operating income margin") increased to 7.8% of commercial segment sales for the first quarter of fiscal 2000 compared to 5.0% of commercial segment sales for the first quarter of fiscal 1999. Increased concrete mixer unit volume and manufacturing, purchasing and distribution synergies generated as a result of the acquisition of McNeilus contributed to the improvement in the operating income margin.

Fire and emergency segment operating income decreased $0.9 million, or 18.8%, for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The operating income margin decreased from 6.5% to 5.2% during this same time period. Reduced operating income margins were attributable to commercial chassis shortages from suppliers and short-term production inefficiencies
following   the   installation   at  Pierce  of  the  final  modules  of  a  new
enterprise-wide resource planning system during the third quarter of fiscal 1999. Management believes that any lingering effects from the system conversion were substantially resolved by the end of the first quarter of fiscal 2000.

Defense segment operating income increased $1.3 million, or 21.6%, for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. Operating income margin increased to 14.2% of defense segment sales for the first quarter of fiscal 2000 compared to 11.8% of defense segment sales for the first quarter of fiscal 1999. Increases in higher margin parts sales, prior year pre-contract bid-and-proposal costs on the MTVR contract and current year less than expected costs on the prototype Family of Medium Tactical Vehicles ("FMTV") contract contributed to the increased operating income margins for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999.

Corporate and other expenses increased $0.9 million to $3.8 million, or 1.6% of consolidated net sales for the first quarter of fiscal 2000, from $2.9 million, or 1.3% of consolidated net sales for the first quarter of fiscal 1999.
Increases in corporate expenses generally relate to increased staffing to support the higher level of sales.

Analysis of Non-Operating Income Statement Items

First Quarter of Fiscal 2000 Compared to 1999

Interest expense decreased $0.8 million, or 12.1%, in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. Lower interest expense resulted from the prepayment of $93.5 million of term debt from proceeds of the Company's November 24, 1999 public offering of Common Stock.

The effective tax rate for combined federal and state income taxes for the first quarter of fiscal 2000 was 42.6% compared to 45.6% in the first quarter of fiscal 1999. The Company's effective income tax rate was 38% in the first quarter of fiscal 2000 and 1999 excluding the impact of $1.3 million of nondeductible goodwill.

Equity in earnings of an unconsolidated partnership of $0.3 million in the first quarter of fiscal 2000 and fiscal 1999 represents the equity in earnings of the Company's interest in its lease financing partnership.

The $0.6 million extraordinary charge in the first quarter of fiscal 2000 represents the write-off of deferred financing costs for that portion of debt prepaid during the quarter.

Financial Condition

First Quarter of Fiscal 2000

During the quarter, cash decreased by $1.5 million to $3.6 million at December 31, 1999. Cash provided from operating activities of $5.3 million was used to fund capital expenditures of $3.9 million, increase long-term assets by $1.6 million and pay dividends of $1.1 million. Net borrowings of $6.0 million during the quarter were used to fund the acquisition of Kewaunee for $5.9 million. In November 1999, the Company completed a public offering of 3,795,000 shares of Common Stock at $26.00 per share, before commissions and expenses. Proceeds to the Company, net of underwriting discounts and commissions, were used to prepay $93.5 million of term debt under the Company's senior credit facility. The Company's debt-to-capital ratio at December 31, 1999 was 39.8%. During the quarter, inventory increased $33.5 million, including $27.0 million in the commercial segment as a result of seasonal build requirements. Fire and emergency inventories increased $9.9 million during the quarter, generally as a result of commercial chassis and systems-related production inefficiencies at Pierce.

Defense segment inventories were down slightly due to timing of inventory purchases. Increases in inventory were offset by reductions in defense receivables ($19.5 million reduction) related to one-time accelerated payments by the U.S. government to minimize Year 2000 concerns and a $11.7 million increase in floor plans notes payable related to commercial segment chassis purchases.

First Quarter of Fiscal 1999

During the quarter, cash decreased by $0.4 million to $3.2 million at December 31, 1998. Cash provided from operating activities of $4.9 million was used primarily to fund $0.1 million of debt repayments, a $0.7 million reduction in borrowings under the Company's revolving credit facility, capital additions of $1.9 million and to pay dividends of $1.0 million.


Liquidity and Capital Resources

The Company had $82.9 million of unused availability under the terms of its revolving credit facility as of December 31, 1999. The Company's primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends, and, potentially, future acquisitions. The primary sources of cash are expected to be cash flow from operations and borrowings under the Company's senior credit facility.

As indicated above, in November 1999, the Company completed the sale of 3,795,000 shares of Common Stock. Proceeds to the Company, net of underwriting discounts and commissions, were used to prepay $93.5 million of term indebtedness under the Company's senior credit facility. In addition, the Company purchased the manufacturing assets of Kewaunee. The Kewaunee acquisition was financed through borrowings under the Company's revolving credit facility.

The senior credit facility requires prepayment of indebtedness to the extent of "excess cash flows" as defined in the senior credit agreement. Based upon current and anticipated future operations, management believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2000, including the working capital requirements associated with the start-up of production under the MTVR contract and the acquisition of Kewaunee. There can be no assurance, however, that the Company will generate cash flow that, together with the other sources of capital, will enable it to meet those requirements.

The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to changes in working capital arising principally from seasonal fluctuations in sales.

Capital expenditures are expected to approximate $20 million in fiscal 2000 and $15 million in fiscal 2001. Fiscal 2000 capital expenditures include approximately $4 million of an $8 million expansion of the Company's production facilities in Oshkosh. The remaining $4 million of the expansion will be incurred early in fiscal 2001.

New Accounting Standards

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137. Provisions of these standards are required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on the Company's financial condition, profitability or cash flows.

Customers and Backlog

Sales to the U. S. Department of Defense comprised approximately 22% of the Company's net sales in the first quarter of fiscal 2000. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

The Company's backlog at December 31, 1999 increased 17.8% to $558.7 million compared to $474.4 million at December 31, 1998. Commercial segment backlogs increased by $19.0 million or 10.8% to $195.4 million at December 31, 1999 compared to December 31, 1998. Fire and emergency segment backlog increased $31.4 million or 17.3% to $213.3 million at December 31, 1999 compared to December 31, 1998. The defense segment backlog increased by $33.9 million or 29.2% to $150.0 million at December 31, 1999 compared to December 31, 1998. Approximately 10% of the December 31, 1999 backlog is not expected to be filled in fiscal 2000.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the U. S. Department of Defense long-term family and MTVR contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company's future sales to the U. S. Department of Defense versus its sales to other customers.

Year 2000

As described in the Company's 1999 Annual Report, the Company commenced a corporate-wide Year 2000 project in 1997 to address issues related to the Year 2000 problem. As of the date of this Form 10-Q, the Company has not experienced any material business disruptions as a result of Year 2000 issues arising from its systems nor is it aware of any material Year 2000 related business disruptions impacting its material third-party suppliers, service providers and customers. While no such issues have developed as of the date of this Form 10-Q, it is possible that Year 2000 issues may still arise. The Company will continue to monitor Year 2000 considerations and work diligently to remediate any Year 2000 issues that arise.

To the extent that either the Company or third parties may have any ongoing Year 2000 issues that arise at a later date, the Company has contingency plans in place to address any such material issues. However, the Company cannot be certain that it will not suffer business interruptions, either due to its own Year 2000 issues that may develop or those of its third-party suppliers, services providers and customers. Accordingly, there can be no assurance that the Company or any third parties will not have ongoing Year 2000 issues that may have a material adverse effect on the Company's business, results of operations or financial condition in the future.

The total estimated capital costs of the Company's Year 2000 project, which would have been incurred regardless of Year 2000 issues and which had the incidental consequence of Year 2000 readiness, were $9.7 million. The Company incurred an additional $1.0 million in period costs since inception of the Year 2000 project, which amounts were expensed as incurred. The Company does not expect any additional Year 2000 costs in fiscal 2000.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and have not materially changed since that report was filed.

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                DECEMBER 31, 1999

ITEM 1  LEGAL PROCEEDINGS

        None.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 27 - Financial Data Schedule

(b)     Reports on Form 8-K

        Current Report on Form 8-K dated October 25, 1999, reporting the announcement of the Company's earnings for the fourth quarter and the fiscal year ended September 30, 1999.

        Current Report on Form 8-K dated November 2, 1999, reporting the announcement of the Company's acquisition of manufacturing assets of Kewaunee Engineering Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OSHKOSH TRUCK CORPORATION

February 11, 2000                      /S/  R. G. Bohn
                                    --------------------------------------------
                                       R. G. Bohn
                                       Chairman, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


February 11, 2000                      /S/ C. L. Szews
                                    --------------------------------------------
                                       C. L. Szews
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



February 11, 2000                      /S/ T. J. Polnaszek
                                    --------------------------------------------
                                       T. J. Polnaszek
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.             Description

   27              Financial Data Schedule