Form 10-Q
period 2000-03-31
OSHKOSH TRUCK CORP
filed 2000-04-26
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000

                                       or

[ ] Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the Transition period from                 to
                                    ---------------    ---------------

Commission File Number   0-13886
                         -------


                            Oshkosh Truck Corporation
             ------------------------------------------------------
             [Exact name of registrant as specified in its charter]

                Wisconsin                                39-0520270
     -------------------------------                -------------------
     [State or other jurisdiction of                 [I.R.S. Employer
      incorporation or organization]                Identification No.]

2307 Oregon Street, P.O. Box 2566, Oshkosh, Wisconsin           54903
-----------------------------------------------------         ----------
[Address of principal executive offices]                      [Zip Code]

Registrant's telephone number, including area code (920) 235-9151
                                                   --------------

                                      None
                   ------------------------------------------
                    [Former name, former address and former
                   fiscal year, if changed since last report]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock Outstanding as of April 15, 2000:    422,609
--------------------------------------------------------------------

Common Stock Outstanding as of April 15, 2000:            16,205,798
--------------------------------------------------------------------

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                                                            Page

Part I.   Financial Information

          Item 1. Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income
                      - Three Months Ended March 31, 2000 and 1999;
                        Six Months Ended March 31, 2000 and 1999 ..............3

                  Condensed Consolidated Balance Sheets
                     - March 31, 2000 and September 30, 1999...................4

                  Condensed Consolidated Statement of Shareholders' Equity
                     - Six Months Ended March 31, 2000 ........................5

                  Condensed Consolidated Statements of Cash Flows
                     - Six Months Ended March 31, 2000 and 1999 ...............6

                  Notes to Condensed Consolidated Financial Statements
                     - March 31, 2000 .........................................7

          Item 2. Management's Discussion and Analysis of Consolidated
                    Financial Condition and Results of Operations ............20

          Item 3. Quantitative and Qualitative Disclosure of Market Risk .....27

Part II.  Other Information

          Item 1. Legal Proceedings ..........................................28

          Item 4. Submission of Matters to Vote of Security Holders ..........28

          Item 6. Exhibits and Reports on Form 8-K ...........................28

Signatures ...................................................................29

                                    PART I. ITEM 1. FINANCIAL INFORMATION
                                          OSHKOSH TRUCK CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)


                                                            Three Months Ended           Six Months Ended
                                                                March 31,                   March 31,

                                                            2000          1999          2000          1999
                                                            ----          ----          ----          ----

                                                                (In thousands, except per share amounts)

Net sales                                                 $330,524      $298,534      $574,391      $521,227
Cost of sales                                              280,763       254,014       484,653       444,599
                                                          --------      --------      --------      --------
Gross income                                                49,761        44,520        89,738        76,628
Operating expenses:
  Selling, general and administrative                       22,334        24,754        42,912        41,299
  Amortization of goodwill and other intangibles             2,772         2,890         5,544         5,625
                                                          --------      --------      --------      --------
     Total operating expenses                               25,106        27,644        48,456        46,924
                                                          --------      --------      --------      --------
Operating income                                            24,655        16,876        41,282        29,704
Other income (expense):
  Interest expense                                          (5,412)       (6,645)      (11,198)      (13,226)
  Interest income                                              188           241           354           427
  Miscellaneous, net                                           171           198           285           340
                                                          --------      --------      --------      --------
                                                            (5,053)       (6,206)      (10,559)      (12,459)
                                                          --------      --------      --------      --------
Income from continuing operations before income
  taxes, equity in earnings of unconsolidated
  partnership and extraordinary item                        19,602        10,670        30,723        17,245
Provision for income taxes                                   7,964         4,501        12,704         7,501
                                                          --------      --------      --------      --------
                                                            11,638         6,169        18,019         9,744
Equity in earnings of unconsolidated
  partnership, net of income taxes                             275           380           590           717
                                                          --------      --------      --------      --------
Income from continuing operations before
  extraordinary item                                        11,913         6,549        18,609        10,461
Gain from discontinued operations, net of
  income taxes of $1,235                                     2,015            --         2,015            --
Extraordinary charge for early retirement of debt,
  net of income tax benefit of $356                             --            --          (581)           --
                                                          --------      --------      --------      --------
Net income                                                $ 13,928      $  6,549      $ 20,043      $ 10,461
                                                          ========      ========      ========      ========

Earnings per share:
  Income from continuing operations before
    extraordinary item                                    $   0.72      $   0.51      $   1.20      $   0.83
  Net income                                              $   0.84      $   0.51      $   1.29      $   0.83

Earnings per share assuming dilution:
  Income from continuing operations before
    extraordinary item                                    $   0.70      $   0.50      $   1.18      $   0.81
  Net income                                              $   0.82      $   0.50      $   1.27      $   0.81

Cash dividends:
  Class A Common Stock                                    $0.07500      $0.07250      $0.15000      $0.14500
  Common Stock                                            $0.08625      $0.08333      $0.17250      $0.16667



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     March 31,     September 30,
                                                       2000            1999
                                                     ---------     -------------
                                                   (Unaudited)
                                                            (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents                        $    4,659       $    5,137
  Receivables, net                                    105,374           93,186
  Inventories                                         249,392          198,446
  Prepaid expenses                                      6,182            4,963
  Deferred income taxes                                12,378           14,558
                                                   ----------       ----------
      Total current assets                            377,985          316,290
Investment in unconsolidated partnership               13,885           12,335
Other long-term assets                                 22,441           20,853
Property, plant and equipment                         166,493          154,597
Less accumulated depreciation                         (75,355)         (70,606)
                                                   ----------       ----------
  Net property, plant and equipment                    91,138           83,991
Goodwill and other intangible assets, net             314,277          319,821
                                                   ----------       ----------
Total assets                                       $  819,726       $  753,290
                                                   ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $  100,316       $   84,727
  Floor plan notes payable                             37,861           26,616
  Customer advances                                    66,040           68,364
  Payroll-related obligations                          21,987           24,734
  Accrued warranty                                     14,492           14,623
  Other current liabilities                            44,869           48,462
  Revolving credit facility and current
    maturities of long-term debt                       42,030            5,259
                                                   ----------       ----------
      Total current liabilities                       327,595          272,785
Long-term debt                                        157,976          255,289
Deferred income taxes                                  42,053           44,265
Other long-term liabilities                            18,581           18,071
Commitments and contingencies                              --              --
Shareholders' equity                                  273,521          162,880
                                                   ----------       ----------
Total liabilities and shareholders' equity         $  819,726       $  753,290
                                                   ==========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            OSHKOSH TRUCK CORPORATION
                             CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         SIX MONTHS ENDED MARCH 31, 2000
                                                   (Unaudited)

                                          Common      Paid-in       Retained       Cost of Common
                                          Stock       Capital       Earnings      Stock in Treasury      Total
                                          ------      -------       --------      -----------------      -----
                                                                         (In thousands)

Balance at September 30, 1999             $ 140      $  15,997     $ 157,810          $ (11,067)       $ 162,880
Net income and comprehensive
  income                                    ---            ---        20,043                ---           20,043
Proceeds from Common Stock
  offering, net of expenses                  38         93,364           ---                ---           93,402
Cash dividends:
  Class A Common Stock                      ---            ---           (64)               ---              (64)
  Common Stock                              ---            ---        (2,795)               ---           (2,795)
Other                                       ---             24           ---                 31               55
                                          -----      ---------     ---------          ---------        ---------
Balance at March 31, 2000                 $ 178      $ 109,385     $ 174,994          $ (11,036)       $ 273,521
                                          =====      =========     =========          =========        =========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                               March 31,
                                                          2000          1999
                                                          ----          ----
                                                            (In thousands)

Operating activities:
  Income from continuing operations before
    extraordinary item                                 $  18,609     $  10,461
  Non-cash adjustments                                    10,500         4,252
  Changes in operating assets and liabilities            (45,425)      (18,560)
                                                       ---------     ---------
      Net cash used for operating activities             (16,316)       (3,847)

Investing activities:
  Acquisition of business                                 (5,625)           --
  Additions to property, plant and equipment              (8,676)       (4,712)
  Proceeds from sale of property, plant and
    equipment                                                 46            30
  Increase in other long-term assets                      (2,282)       (2,482)
                                                       ---------     ----------
      Net cash used for investing activities             (16,537)       (7,164)

Net cash provided from discontinued operations             2,015            --

Financing activities:
  Net borrowings under revolving credit facility          33,200        13,300
  Repayments of long-term debt                           (93,742)         (241)
  Proceeds from Common Stock offering                     93,736            --
  Costs of Common Stock offering                            (334)           --
  Dividends paid                                          (2,531)       (2,103)
  Other                                                       31           819
                                                       ---------     ---------
      Net cash provided from financing activities         30,360        11,775
                                                       ---------     ---------

Increase (decrease) in cash and cash equivalents            (478)          764

Cash and cash equivalents at beginning of period           5,137         3,622
                                                       ---------     ---------

Cash and cash equivalents at end of period             $   4,659     $   4,386
                                                       =========     =========

Supplementary disclosures:
  Depreciation and amortization                        $  11,515     $  11,085
  Cash paid for interest                                  12,014        12,986
  Cash paid for income taxes                               9,258        14,028

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

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

                                  Three Months Ended        Six Months Ended
                                       March 31,                March 31,
                                  ------------------        -----------------
                                  2000         1999         2000         1999
                                  ----         ----         ----         ----
Denominator for basic
  earnings per share           16,628,316   12,700,368   15,507,527   12,667,757
Effect of dilutive options
  and incentive compensation
  awards                          314,625      304,943      312,581      289,582
                               ----------   ----------   ----------   ----------
Denominator for dilutive
  earnings per share           16,942,941   13,005,311   15,820,108   12,957,339
                               ==========   ==========   ==========   ==========


3. INVENTORIES

Inventories consist of the following:

                                                     March 31,     September 30,
                                                       2000            1999
                                                     ---------     -------------
                                                           (In thousands)
Finished products                                    $  74,125      $  59,649
Partially finished products                             95,415         62,047
Raw materials                                          100,042         89,417
                                                     ---------      ---------
Inventories at FIFO cost                               269,582        211,113
Less: Progress payments on U.S. government
        contracts                                       (9,191)        (2,951)
      Excess of FIFO cost over LIFO cost               (10,999)        (9,716)
                                                     ---------      ---------
                                                     $ 249,392      $ 198,446
                                                     =========      =========


Title to all inventories related to government contracts, which provide for progress payments, vests with the government to the extent of unliquidated progress payments.

4. ACQUISITIONS/DISPOSITIONS

In January 2000, the Company entered into a technology transfer agreement and collected certain previously written-off receivables from a foreign affiliate, as a part of the disposition of a business that the Company exited in 1995. Gross proceeds of $3.2 million, less taxes of $1.2 million, or net proceeds of $2.0 million, have been recorded as a gain from discontinued operations.

On November 1, 1999, the Company acquired the manufacturing assets of Kewaunee Engineering Corporation ("Kewaunee") for $5.6 million in cash plus the assumption of certain liabilities aggregating approximately $2.2 million. Kewaunee is a fabricator of heavy-steel components for cranes, aerial devices and other equipment. The acquisition was financed from borrowings under the Company's senior credit facility.

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


5. LONG-TERM DEBT

The Company has outstanding a senior credit facility and $100.0 million of 8.75% senior subordinated notes due March 1, 2008. The senior credit facility consists of a six year $100.0 million revolving credit facility ("Revolving Credit Facility") and three term loan facilities ("Term Loan A", "Term Loan B", and "Term Loan C"). The outstanding balances as of March 31, 2000 on the Revolving Credit Facility, Term Loan A, Term Loan B, and Term Loan C are $38.2 million, $32.5 million, $13.5 million, and $13.5 million, respectively.

At March 31, 2000, outstanding borrowings of $38.2 million and $9.2 million of outstanding letters of credit reduced available capacity under the Revolving Credit Facility to $52.6 million.

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

Pro forma unaudited earnings per share of the Company, assuming that the net proceeds to the Company from the offering were used to repay term debt as of October 1, 1999 and 1998, are summarized below:

                                                         Six Months Ended
                                                            March 31,
                                                      2000            1999
                                                      ----            ----
Earnings per share from continuing operations
   before extraordinary item
  Basic                                            $      1.16     $      0.77
  Assuming dilution                                       1.14            0.75
Weighted average shares
  Basic                                             16,627,364      16,462,757
  Assuming dilution                                 16,939,945      16,752,339


7. COMMITMENTS AND CONTINGENCIES

McNeilus Companies, Inc. ("McNeilus") was a defendant in litigation commenced in 1993 prior to the acquisition of McNeilus by the Company, which was brought by The Heil Co. ("Heil"), a McNeilus competitor. This litigation sought damages and made claims that McNeilus infringed certain aspects of one of its patents. A settlement of the matter was reached in January 2000.

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

As to one such Superfund site, Pierce Manufacturing Inc. ("Pierce") is one of 431 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently, a report of the remedial investigation/ feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at March 31, 2000. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company's final share of liability.

The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and that it has established adequate reserves for the matter as of March 31, 2000. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

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

The Company has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements totaling approximately $1.0 million at March 31, 2000. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $148.6 million and open standby letters of credit issued by the Company's bank in favor of third parties totaling approximately $9.2 million at March 31, 2000.

8. BUSINESS SEGMENT INFORMATION
                                     Three Months Ended      Six Months Ended
                                         March 31,              March 31,
                                         ---------              ---------
                                     2000        1999        2000        1999
                                     ----        ----        ----        ----
                                                  (In thousands)
Net sales to unaffiliated
 customers:
   Commercial                      $181,873    $168,848    $297,267    $265,667
   Fire and emergency               102,804      85,781     178,381     159,630
   Defense                           45,847      44,405      98,743      96,430
   Corporate and other                   --        (500)         --        (500)
                                   --------    --------    --------    --------
     Consolidated net sales        $330,524    $298,534    $574,391    $521,227
                                   ========    ========    ========    ========

Operating income (loss):
 Commercial                        $ 17,809    $ 13,624    $ 26,863    $ 18,418
 Fire and emergency                   9,478       6,878      13,393      11,697
 Defense                              2,163       4,605       9,658      10,769
 Corporate and other                 (4,795)     (8,231)     (8,632)    (11,180)
                                   --------    --------    --------    --------
   Consolidated operating income     24,655      16,876      41,282      29,704
Net interest expense                 (5,224)     (6,404)    (10,844)    (12,799)
Miscellaneous other                     171         198         285         340
                                   --------    --------    --------     -------
Income from continuing
 operations before income
 taxes, equity in earnings
 of unconsolidated partnership
 and extraordinary item            $ 19,602    $ 10,670    $ 30,723    $ 17,245
                                   ========    ========    ========    ========


                                                  March 31,       September 30,
                                                    2000              1999
                                                  ---------       -------------
                                                          (In thusands)
Identifiable assets:
  Commercial                                      $ 442,127         $ 381,199
  Fire and emergency                                295,638           276,692
  Defense                                            76,593            85,796
  Corporate and other                                 5,368             9,603
                                                  ---------         ---------
    Consolidated identifiable assets              $ 819,726         $ 753,290
                                                  =========         =========


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

                                                OSHKOSH TRUCK CORPORATION
                                      Condensed Consolidating Statements of Income
                                        For the Three Months Ended March 31, 2000
                                                       (Unaudited)


                                                             Subsidiary    Non-Guarantor
                                                Company      Guarantors    Subsidiaries     Eliminations    Consolidated
                                                -------      ----------    -------------    ------------    ------------
                                                                           (In thousands)

Net sales                                      $ 109,843     $ 225,691        $    --        $  (5,010)      $ 330,524
Cost of sales                                     97,941       187,832             --           (5,010)        280,763
                                               ---------     ---------        -------        ----------      ---------
Gross income                                      11,902        37,859             --               --          49,761

Operating expenses:
  Selling, general and
    administrative                                10,333        11,899            102               --          22,334
  Amortization of goodwill and
    other intangibles                                 --         2,772             --               --           2,772
                                               ---------     ---------        -------        ---------       ---------
Total operating expenses                          10,333        14,671            102               --          25,106
                                               ---------     ---------        -------        ---------       ---------
Operating income (loss)                            1,569        23,188           (102)              --          24,655

Other income (expense):
  Interest expense                                (4,717)       (2,270)            --            1,575          (5,412)
  Interest income                                     56         1,706              1           (1,575)            188
  Miscellaneous, net                                 (60)          100            131               --             171
                                               ---------     ---------        -------        ---------       ---------
                                                  (4,721)         (464)           132               --          (5,053)
                                               ----------    ----------       -------        ---------       ----------
Income (loss) from continuing
  operations before income taxes
  and equity in earnings of
  subsidiaries and unconsolidated
  partnership                                     (3,152)       22,724             30               --          19,602
Provision (credit) for income taxes               (1,198)        9,150             12               --           7,964
                                               ----------    ---------        -------        ---------       ---------
                                                  (1,954)       13,574             18               --          11,638
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                             13,867            --            275          (13,867)            275
                                               ---------     ---------        -------        ----------      ---------
Income from continuing operations                 11,913        13,574            293          (13,867)         11,913
Discontinued operations, net                       2,015            --             --               --           2,015
                                               ---------     ---------        -------        ---------       ---------
Net income                                     $  13,928     $  13,574        $   293        $ (13,867)      $  13,928
                                               =========     =========        =======        ==========      =========

                                                OSHKOSH TRUCK CORPORATION
                                      Condensed Consolidating Statements of Income
                                        For the Three Months Ended March 31, 1999
                                                       (Unaudited)


                                                             Subsidiary    Non-Guarantor
                                                Company      Guarantors    Subsidiaries     Eliminations    Consolidated
                                                -------      ----------    -------------    ------------    ------------
                                                                           (In thousands)

Net sales                                      $ 101,360     $  198,635       $    --        $  (1,461)      $ 298,534
Cost of sales                                     89,187        166,288            --           (1,461)        254,014
                                               ---------     ----------       -------        ----------      ---------
Gross income                                      12,173         32,347            --               --          44,520

Operating expenses:
  Selling, general and
    administrative                                12,458         12,196           100               --          24,754
  Amortization of goodwill and
    other intangibles                                 --          2,890            --               --           2,890
                                               ---------     ----------       -------        ---------       ---------
Total operating expenses                          12,458         15,086           100               --          27,644
                                               ---------     ----------       -------        ---------       ---------
Operating income (loss)                             (285)        17,261          (100)              --          16,876

Other income (expense):
  Interest expense                                (6,158)        (2,062)           --            1,575          (6,645)
  Interest income                                    123          1,671            22           (1,575)            241
  Miscellaneous, net                                  39             35           124               --             198
                                               ---------     ----------       -------        ---------       ---------
                                                  (5,996)          (356)          146               --          (6,206)
                                               ----------    -----------      -------        ---------       ----------
Income (loss) before income taxes
  and equity in earnings of
  subsidiaries and unconsolidated
  partnership                                     (6,281)        16,905            46               --          10,670
Provision (credit) for income taxes               (2,499)         6,982            18               --           4,501
                                               ----------    ----------       -------        ---------       ---------
                                                  (3,782)         9,923            28               --           6,169
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                             10,331             --           380          (10,331)            380
                                               ---------     ----------       -------        ----------      ---------
Net income                                     $   6,549     $    9,923       $   408        $ (10,331)      $   6,549
                                               =========     ==========       =======        ==========      =========

                                                OSHKOSH TRUCK CORPORATION
                                      Condensed Consolidating Statements of Income
                                         For the Six Months Ended March 31, 2000
                                                       (Unaudited)


                                                             Subsidiary    Non-Guarantor
                                                Company      Guarantors    Subsidiaries     Eliminations    Consolidated
                                                -------      ----------    -------------    ------------    ------------
                                                                           (In thousands)

Net sales                                      $ 190,637     $ 393,405        $    --        $  (9,651)      $ 574,391
Cost of sales                                    165,934       328,370             --           (9,651)        484,653
                                               ---------     ---------        -------        ----------      ---------
Gross income                                      24,703        65,035             --               --          89,738

Operating expenses:
  Selling, general and
    administrative                                18,731        23,995            186               --          42,912
  Amortization of goodwill and
    other intangibles                                 --         5,544             --               --           5,544
                                               ---------     ---------        -------        ---------       ---------
Total operating expenses                          18,731        29,539            186               --          48,456
                                               ---------     ---------        -------        ---------       ---------
Operating income (loss)                            5,972        35,496           (186)              --          41,282

Other income (expense):
  Interest expense                               (10,123)       (4,225)            --            3,150         (11,198)
  Interest income                                     88         3,374             42           (3,150)            354
  Miscellaneous, net                                 (52)           88            249               --             285
                                               ---------     ---------        -------        ---------       ---------
                                                 (10,087)         (763)           291               --         (10,559)
                                               ----------    ----------       -------        ---------       ----------
Income (loss) from continuing
  operations before income taxes,
  equity in earnings of
  subsidiaries and unconsolidated
  partnership and extraordinary
  item                                            (4,115)       34,733            105               --          30,723
Provision (credit) for income taxes               (1,564)       14,228             40               --          12,704
                                               ----------    ---------        -------        ---------       ---------
                                                  (2,551)       20,505             65               --          18,019
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                             21,160            --            590          (21,160)            590
                                               ---------     ---------        -------        ----------      ---------
Income from continuing operations
  before extraordinary item                       18,609        20,505            655          (21,160)         18,609
Discontinued operations, net                       2,015            --             --               --           2,015
Extraordinary item, net                             (581)           --             --               --            (581)
                                               ---------     ---------        -------        ---------      ----------
Net income                                     $  20,043     $  20,505        $   655        $ (21,160)      $  20,043
                                               =========     =========        =======        ==========      =========

                                                OSHKOSH TRUCK CORPORATION
                                      Condensed Consolidating Statements of Income
                                         For the Six Months Ended March 31, 1999
                                                       (Unaudited)


                                                             Subsidiary    Non-Guarantor
                                                Company      Guarantors    Subsidiaries     Eliminations    Consolidated
                                                -------      ----------    -------------    ------------    ------------
                                                                           (In thousands)

Net sales                                      $ 178,094     $ 345,574        $    --        $  (2,441)      $ 521,227
Cost of sales                                    155,529       291,511             --           (2,441)        444,599
                                               ---------     ---------        -------        ----------      ---------
Gross income                                      22,565        54,063             --               --          76,628

Operating expenses:
  Selling, general and
    administrative                                19,756        21,400            143               --          41,299
  Amortization of goodwill and
    other intangibles                                 --         5,625             --               --           5,625
                                               ---------     ---------        -------        ---------       ---------
Total operating expenses                          19,756        27,025            143               --          46,924
                                               ---------     ---------        -------        ---------       ---------
Operating income (loss)                            2,809        27,038           (143)              --          29,704

Other income (expense):
  Interest expense                               (12,342)       (4,034)            --            3,150         (13,226)
  Interest income                                    197         3,346             34           (3,150)            427
  Miscellaneous, net                                 111            73            156               --             340
                                               ---------     ---------        -------        ---------       ---------
                                                 (12,034)         (615)           190               --         (12,459)
                                               ----------    ----------       -------        ---------       ----------
Income (loss) before income taxes
  and equity in earnings of
  subsidiaries and unconsolidated
  partnership                                     (9,225)       26,423             47               --          17,245
Provision (credit) for income taxes               (3,618)       11,101             18               --           7,501
                                               ----------    ---------        -------        ---------       ---------
                                                  (5,607)       15,322             29               --           9,744
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                             16,068            --            717          (16,068)            717
                                               ---------     ---------        -------        ----------      ---------
Net income                                     $  10,461     $  15,322        $   746        $ (16,068)      $  10,461
                                               =========     =========        =======        ==========      =========

                                                OSHKOSH TRUCK CORPORATION
                                         Condensed Consolidating Balance Sheets
                                                     March 31, 2000
                                                       (Unaudited)


                                                             Subsidiary    Non-Guarantor
                                                Company      Guarantors    Subsidiaries     Eliminations    Consolidated
                                                -------      ----------    -------------    ------------    ------------
                                                                           (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents                    $   3,550     $   1,099       $     10       $       --       $   4,659
  Receivables, net                                49,792        57,634            (19)          (2,033)        105,374
  Inventories                                     76,747       172,645             --               --         249,392
  Prepaid expenses                                 4,833         1,349             --               --           6,182
  Deferred income taxes                            5,447         3,638          3,293               --          12,378
                                               ---------     ---------       --------       ----------       ---------
     Total current assets                        140,369       236,365          3,284           (2,033)        377,985
Investment in and advances to:
  Subsidiaries                                   390,701        (2,705)            --         (387,996)             --
  Unconsolidated partnership                          --            --         13,885               --          13,885
Other long-term assets                            13,372         9,015             54               --          22,441
Net property, plant and equipment                 22,935        68,203             --               --          91,138
Goodwill and other intangible
  assets, net                                         --       314,277             --               --         314,277
                                               ---------     ---------       --------       ----------       ---------
Total assets                                   $ 567,377     $ 625,155       $ 17,223       $ (390,029)      $ 819,726
                                               =========     =========       ========       ===========      =========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  42,631     $  58,254       $     32       $     (601)      $ 100,316
  Floor plan notes payable                            --        39,293             --           (1,432)         37,861
  Customer advances                                3,101        62,939             --               --          66,040
  Payroll-related obligations                      8,674        13,282             31               --          21,987
  Accrued warranty                                 7,237         7,255             --               --          14,492
  Other current liabilities                       22,721        13,881          8,267               --          44,869
  Revolving credit facility and
    current maturities of long-term
    debt                                          41,796           234             --               --          42,030
                                               ---------     ---------       --------       ----------       ---------
     Total current liabilities                   126,160       195,138          8,330           (2,033)        327,595
Long-term debt                                   155,904         2,072             --               --         157,976
Deferred income taxes                             (6,146)       36,601         11,598               --          42,053
Other long-term liabilities                       17,938           643             --               --          18,581
Commitments and contingencies                         --            --             --               --              --
Investments by and advances from
  (to) parent                                         --       390,701         (2,705)        (387,996)             --
Shareholders' equity                             273,521            --             --               --         273,521
                                               ---------     ---------       --------       ----------       ---------
Total liabilities and shareholders'
  equity                                       $ 567,377     $ 625,155       $ 17,223       $ (390,029)      $ 819,726
                                               =========     =========       ========       ===========      =========

                                                OSHKOSH TRUCK CORPORATION
                                         Condensed Consolidating Balance Sheets
                                                   September 30, 1999
                                                       (Unaudited)


                                                             Subsidiary    Non-Guarantor
                                                Company      Guarantors    Subsidiaries     Eliminations    Consolidated
                                                -------      ----------    -------------    ------------    ------------
                                                                           (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents                    $   3,698     $   1,337        $    102       $       --      $    5,137
  Receivables, net                                49,311        43,837              38               --          93,186
  Inventories                                     49,988       148,458              --               --         198,446
  Prepaid expenses                                 3,791         1,172              --               --           4,963
  Deferred income taxes                            3,818         6,523           4,217               --          14,558
                                               ---------     ---------        --------       ----------      ----------
     Total current assets                        110,606       201,327           4,357               --         316,290
Investment in and advances to:
  Subsidiaries                                   357,575        (7,590)             --         (349,985)             --
  Unconsolidated partnership                          --            --          12,335               --          12,335
Other long-term assets                            11,902         8,899              52               --          20,853
Net property, plant and equipment                 22,803        61,188              --               --          83,991
Goodwill and other intangible
  assets, net                                         --       319,821              --               --         319,821
                                               ---------     ---------        --------       ----------      ----------
Total assets                                   $ 502,886     $ 583,645        $ 16,744       $ (349,985)     $  753,290
                                               =========     =========        ========       ===========     ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  34,261     $  50,234        $    232       $       --      $   84,727
  Floor plan notes payable                            --        26,616              --               --          26,616
  Customer advances                                1,669        66,695              --               --          68,364
  Payroll-related obligations                      9,172        15,532              30               --          24,734
  Accrued warranty                                 6,785         7,838              --               --          14,623
  Other current liabilities                       17,940        19,894          10,628               --          48,462
  Revolving credit facility and
    current maturities of long-term
    debt                                           5,000           259              --               --           5,259
                                               ---------     ---------        --------       ----------      ----------
     Total current liabilities                    74,827       187,068          10,890               --         272,785
Long-term debt                                   253,000         2,289              --               --         255,289
Deferred income taxes                             (5,407)       36,228          13,444               --          44,265
Other long-term liabilities                       17,586           485              --               --          18,071
Commitments and contingencies                         --            --              --               --              --
Investments by and advances from
  (to) parent                                         --       357,575          (7,590)        (349,985)             --
Shareholders' equity                             162,880            --              --               --         162,880
                                               ---------     ---------        --------       ----------      ----------
Total liabilities and shareholders'
  equity                                       $ 502,886     $ 583,645        $ 16,744       $ (349,985)     $  753,290
                                               =========     =========        ========       ==========      ==========

                                                OSHKOSH TRUCK CORPORATION
                                    Condensed Consolidating Statements of Cash Flows
                                         For the Six Months Ended March 31, 2000
                                                       (Unaudited)


                                                             Subsidiary    Non-Guarantor
                                                Company      Guarantors    Subsidiaries     Eliminations    Consolidated
                                                -------      ----------    -------------    ------------    ------------
                                                                           (In thousands)


Operating activities:
  Income from continuing operations
    before extraordinary item                  $  18,609     $  20,505       $    655        $ (21,160)      $  18,609
  Non-cash adjustments                               266        12,122         (1,888)              --          10,500
  Changes in operating assets and
    liabilities                                  (15,320)      (27,602)        (2,503)              --         (45,425)
                                               ----------    ----------      ---------       ---------       ----------
  Net cash provided from (used
    for) operating activities                      3,555         5,025         (3,736)         (21,160)        (16,316)

Investing activities:
  Acquisition of business                         (5,625)           --             --               --          (5,625)
  Investments in and advances to
    subsidiaries                                 (27,501)        2,111          4,230           21,160              --
  Additions to property, plant and
    equipment                                     (2,080)       (6,596)            --               --          (8,676)
  Other                                           (1,114)         (536)          (586)              --          (2,236)
                                               ----------    ----------      ---------       ---------       ----------
  Net cash provided from (used
    for) investing activities                    (36,320)       (5,021)         3,644           21,160         (16,537)

Net cash provided from discontinued
  operations                                       2,015            --             --               --           2,015

Financing activities:
  Net borrowings under revolving
    credit facility                               33,200            --             --               --          33,200
  Repayments of long-term debt                   (93,500)         (242)            --               --         (93,742)
  Proceeds from Common Stock
    offering                                      93,736            --             --               --          93,736
  Costs of Common Stock offering                    (334)           --             --               --            (334)
  Dividends paid                                  (2,531)           --             --               --          (2,531)
  Other                                               31            --             --               --              31
                                               ---------     ---------       --------        ---------       ---------
  Net cash provided from (used
    for) financing activities                     30,602          (242)            --               --          30,360
                                               ---------     ----------      --------        ---------       ---------
Decrease in cash and cash
  equivalents                                       (148)         (238)           (92)              --            (478)
Cash and cash equivalents at
  beginning of period                              3,698         1,337            102               --           5,137
                                               ---------     ---------       --------        ---------       ---------
Cash and cash equivalents at end of
  period                                       $   3,550     $   1,099       $     10        $      --       $   4,659
                                               =========     =========       ========        =========       =========

                                                OSHKOSH TRUCK CORPORATION
                                    Condensed Consolidating Statements of Cash Flows
                                         For the Six Months Ended March 31, 1999
                                                       (Unaudited)


                                                             Subsidiary    Non-Guarantor
                                                Company      Guarantors    Subsidiaries     Eliminations    Consolidated
                                                -------      ----------    -------------    ------------    ------------
                                                                           (In thousands)


Operating activities:
  Net income                                   $  10,461     $  15,322       $    746        $ (16,068)      $   10,461
  Non-cash adjustments                            (1,048)        8,816         (3,516)              --            4,252
  Changes in operating assets and
    liabilities                                  (21,210)        3,624           (974)              --          (18,560)
                                               ---------     ---------       ---------       ---------       ----------
  Net cash provided from (used for)
    operating activities                         (11,797)       27,762         (3,744)         (16,068)          (3,847)

Investing activities:
  Investments in and advances to
    subsidiaries                                   1,868       (21,745)         3,809           16,068               --
  Additions to property, plant and
    equipment                                     (1,867)       (2,845)            --               --           (4,712)
  Other                                             (310)       (2,232)            90               --           (2,452)
                                               ---------     ----------      --------        ---------       ----------
  Net cash provided from (used for)
    investing activities                            (309)      (26,822)         3,899           16,068           (7,164)

Financing activities:
  Net borrowings under revolving
    credit facility                               13,300            --             --               --           13,300
  Repayments of long term debt                        --          (241)            --               --             (241)
  Dividends paid                                  (2,103)           --             --               --           (2,103)
  Other                                              819            --             --               --              819
                                               ---------     ---------       --------        ---------       ----------
  Net cash provided from (used for)
    financing activities                          12,016          (241)            --               --           11,775
                                               ---------     ----------      --------        ---------       ----------
Increase (decrease) in cash and cash
  equivalents                                        (90)          699            155               --              764
Cash and cash equivalents at
  beginning of period                              1,065           979          1,578               --            3,622
                                               ---------     ---------       --------        ---------       ----------
Cash and cash equivalents at end of
  period                                       $     975     $   1,678       $  1,733        $      --       $    4,386
                                               =========     =========       ========        =========       ==========

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

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment:

                               Second Quarter Fiscal    First Six Months Fiscal
                               ---------------------    -----------------------
                                  2000        1999         2000        1999
                                  ----        ----         ----        ----
                                              (In thousands)
Net sales to unaffiliated
  customers:
    Commercial                 $ 181,873   $ 168,848     $ 297,267   $ 265,667
    Fire and emergency           102,804      85,781       178,381     159,630
    Defense                       45,847      44,405        98,743      96,430
    Corporate and other               --        (500)           --        (500)
                               ---------   ---------     ---------   ---------
      Consolidated net
        sales                  $ 330,524   $ 298,534     $ 574,391   $ 521,227
                               =========   =========     =========   =========


Second Quarter Fiscal 2000 Compared to 1999

Consolidated net sales increased $32.0 million, or 10.7%, to $330.5 million for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999.

Commercial segment net sales increased $13.0 million, or 7.7%, to $181.9 million for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. Continued strong end-markets in the concrete placement industry, the growing popularity of Oshkosh's front-discharge concrete mixer and sales, marketing and distribution synergies created through the February 1998 acquisition of McNeilus Companies, Inc. ("McNeilus") contributed to an 11.6% increase in concrete mixer sales for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. Refuse packer sales decreased 4.1% for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 on a lower mix of packer body and chassis package sales. Refuse packer unit volume in the quarter was flat as municipal sales increases offset significantly lower packer shipments to the U.S.'s largest waste haulers.

Fire and emergency segment net sales increased $17.0 million, or 19.8%, to $102.8 million for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999, on a strong mix of custom pumpers and aerials. The Company believes production inefficiencies resulting from the installation of an enterprise-wide resource planning ("ERP") system at Pierce Manufacturing Inc.("Pierce") have largely been resolved.

Defense segment net sales increased $1.4 million, or 3.2%, to $45.8 million for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. A slight decrease in defense vehicle sales was offset by an increase in parts sales. Vehicle sales under the Medium Tactical Vehicle Replacement ("MTVR") contract awarded to Oshkosh in

December 1998 began in the second quarter of fiscal 2000. The Company expects sales under this contract to increase throughout fiscal 2000.


First Six Months of Fiscal 2000 Compared to 1999

Consolidated net sales increased $53.2 million, or 10.2%, to $574.4 million for the first six months of fiscal 2000 compared to the first six months of fiscal 1999.

Commercial segment net sales increased $31.6 million, or 11.9%, to $297.3 million for the first six months of fiscal 2000 compared to the first six months of fiscal 1999. Continued strong end-markets in the concrete placement industry, the growing popularity of Oshkosh's front-discharge concrete mixer and sales, marketing and distribution synergies created through the February 1998 acquisition of McNeilus contributed to a 13.7% increase in concrete mixer sales for the first six months of fiscal 2000 compared to the first six months of fiscal 1999. Refuse packer sales increased 7.3% for the first six months of fiscal 2000 compared to the first six months of fiscal 1999, generally as a result of increases in sales to municipal and international customers.

Fire and emergency segment net sales increased $18.8 million, or 11.7%, to $178.4 million for the first six months of fiscal 2000 compared to the first six months of fiscal 1999. Pierce comprises a substantial majority of the revenue of this segment. Pierce's sales increased 12.7% during the period, which is in line with Pierce's long-term sales growth rate of 11% per annum since 1980. The Company believes production inefficiencies resulting from the installation of an ERP system at Pierce have largely been resolved.

Defense segment net sales increased $2.3 million, or 2.4%, to $98.7 million for the first six months of fiscal 2000 compared to the first six months of fiscal 1999. Vehicle sales under the MTVR contract awarded to Oshkosh in December 1998 began in the second quarter of fiscal 2000. The Company expects defense segment sales to increase substantially in the second half of fiscal 2000 as MTVR sales ramp up and as Oshkosh's heavy tactical truck sales are more heavily weighted to the second half of the year.


Analysis of Consolidated Operating Income

The following table presents operating income by business segment:

                              Second Quarter Fiscal     First Six Months Fiscal
                              ---------------------     -----------------------
                                2000         1999          2000        1999
                                ----         ----          ----        ----
                                               (In thousands)
Operating income (loss):
  Commercial                  $ 17,809    $ 13,624      $ 26,863    $  18,418
  Fire and emergency             9,478       6,878        13,393       11,697
  Defense                        2,163       4,605         9,658       10,769
  Corporate and other           (4,795)     (8,231)       (8,632)     (11,180)
                              --------    --------      --------    ---------
    Consolidated operating
      income                  $ 24,655    $ 16,876      $ 41,282    $  29,704
                              ========    ========      ========    =========

Second Quarter Fiscal 2000 Compared to 1999

Consolidated operating income increased $7.8 million, or 46.1%, for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999.

Commercial segment operating income increased $4.2 million, or 30.7%, for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. Operating income as a percent of segment sales ("operating income margin") increased to 9.8% of commercial segment sales for the second quarter of fiscal 2000 compared to 8.1% of commercial segment sales for the second quarter of fiscal 1999. Increased concrete mixer unit volume and continued cost reduction activities contributed to the improvement in the operating income margin.

Fire and emergency segment operating income increased $2.6 million, or 37.8%, for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. The operating income margin increased from 8.0% to 9.2% during this same time period. Increased operating income margins were primarily attributable to increased sales volume and improved production efficiencies as operations stabilized under Pierce's new ERP system. The Company believes that any lingering effects from the system conversion have been substantially resolved.

Defense segment operating income decreased $2.4 million, or 53.0%, for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. The defense operating income margin decreased to 4.7% of defense segment sales for the second quarter of fiscal 2000 compared to 10.4% of defense segment sales for the second quarter of fiscal 1999. Second quarter 2000 operating income was adversely impacted by an unfavorable truck sales mix and higher bid and proposal spending compared to the second quarter of fiscal 1999.

Corporate and other expenses decreased $3.4 million to $4.8 million, or 1.5% of consolidated net sales, for the second quarter of fiscal 2000 from $8.2 million, or 2.8% of consolidated net sales, for the second quarter of fiscal 1999. Results for the second quarter of fiscal 1999 included a $3.8 million charge for litigation. Excluding that charge, corporate expenses increased $0.4 million generally due to increased staffing to support the Company's higher level of sales.


First Six Months of Fiscal 2000 Compared to 1999

Consolidated operating income increased $11.6 million, or 39.0%, for the first six months of fiscal 2000 compared to the first six months of fiscal 1999.

Commercial segment operating income increased $8.4 million, or 45.9%, for the first six months of fiscal 2000 compared to the first six months of fiscal 1999. The commercial operating income margin increased to 9.0% of commercial segment sales for the first six months of fiscal 2000 compared to 6.9% of commercial segment sales for the first six months of fiscal 1999. Increased concrete mixer unit volume and continued cost reduction activities contributed to the improvement in the operating income margin.

Fire and emergency segment operating income increased $1.7 million, or 14.5%, for the first six months of fiscal 2000 compared to the first six months of fiscal 1999. The operating income margin increased from 7.3% to 7.5% during this same time period. Increased operating income margins were attributable to the resolution of the first quarter production inefficiencies following the installation at Pierce of the final modules of a new ERP system.

Defense segment operating income decreased $1.1 million, or 10.3%, for the first six months of fiscal 2000 compared to the first six months of fiscal 1999. The defense operating income margin decreased to 9.8% of defense segment sales for the first six months of fiscal 2000 compared to 11.2% of defense segment sales for the first six months of fiscal 1999. Increases in parts and MTVR sales with lower margins and higher bid and proposal spending contributed to the decreased operating income margins for the first six months of fiscal 2000 compared to the first six months of fiscal 1999.

Corporate and other expenses decreased $2.5 million to $8.6 million, or 1.5% of consolidated net sales, for the first six months of fiscal 2000 from $11.2 million, or 2.1% of consolidated net sales, for the first six months of fiscal 1999. Results for the first six months of fiscal 1999 included a $3.8 million pre-tax charge for litigation. Excluding that charge, corporate expenses increased $1.3 million generally due to increased staffing to support the higher level of sales.


Analysis of Non-Operating Income Statement Items

Second Quarter of Fiscal 2000 Compared to 1999

Net interest expense decreased $1.2 million, or 18.4%, in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. Prepayment of $93.5 million of term debt from proceeds of the Company's November 24, 1999 public offering of Common Stock resulted in a $1.9 million reduction in interest expense for the quarter. Increased borrowings to fund the acquisition of Kewaunee Engineering Corporation ("Kewaunee") and to support the seasonal working capital requirements of the commercial segment contributed to the increase in interest expense after consideration of the debt prepayment.

The effective tax rate for combined federal and state income taxes for the second quarter of fiscal 2000 was 40.6% compared to 42.2% in the second quarter of fiscal 1999. Excluding the impact of $1.4 million of nondeductible goodwill in the second quarter of fiscal 2000 and $1.5 million in the second quarter of fiscal 1999, the Company's effective income tax rate was 38% in both periods.

Equity in earnings of an unconsolidated partnership of $0.3 million in the second quarter of fiscal 2000 and $0.4 million in the second quarter of fiscal 1999 represents the Company's equity interest in its lease financing partnership.

In January 2000, the Company entered into a technology transfer agreement and collected certain previously written-off receivables from a foreign affiliate, which was part of a business that the Company exited in 1995.

Gross proceeds of $3.2 million, less taxes of $1.2 million, or net proceeds of $2.0 million, have been recorded as a gain from discontinued operations in the second quarter of fiscal 2000


First Six Months of Fiscal 2000 Compared to 1999

Net interest expense decreased $2.0 million, or 15.3%, in the first six months of fiscal 2000 compared to the first six months of fiscal 1999. Prepayment of $93.5 million of term debt from proceeds of the Company's November 24, 1999 public offering of Common Stock resulted in a $2.9 million reduction in interest expense for the period. Increased working capital borrowings to fund the Kewaunee acquisition and to support overall sales growth contributed to the increase in net interest expense after consideration of the debt prepayment.

The effective tax rate for combined federal and state income taxes for the first six months of fiscal 2000 was 41.4% compared to 43.5% for the first six months of fiscal 1999. Excluding the impact of $2.7 million of nondeductible goodwill in the first six months of fiscal 2000 and $2.8 million in the first six months of fiscal 1999, the Company's effective income tax rate was 38% for both periods.

Equity in earnings of an unconsolidated partnership of $0.6 million in the first six months of fiscal 2000 and $0.7 million in the first six months of fiscal 1999 represents the Company's equity in earnings of its lease financing partnership.


Financial Condition

First Six Months of Fiscal 2000

During the first six months of fiscal 2000, cash decreased by $0.5 million to $4.7 million at March 31, 2000. Cash used in operating activities of $16.3 million, capital expenditures of $8.7 million, an increase in long-term assets of $2.3 million, dividend payments of $2.5 million and the acquisition of Kewaunee for $5.6 million were funded by net borrowings of $33.2 million. In November 1999, the Company completed a public offering of 3,795,000 shares of Common Stock at $26.00 per share, before commissions and expenses. Proceeds to the Company, net of underwriting discounts and commissions, were used to prepay $93.5 million of term debt under the Company's senior credit facility. During the period, inventory increased $50.9 million, including $36.6 million in the commercial segment as a result of seasonal build requirements. Fire and emergency inventories increased $17.1 million during the period, generally as a result of earlier commercial chassis and systems-related production inefficiencies at Pierce. Defense segment inventories were down slightly due to timing of inventory purchases. Increases in inventory were partially offset by increased trade payables of $15.6 million and a $11.2 million increase in floor plan notes payable related to commercial segment chassis purchases.


First Six Months of Fiscal 1999

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


Liquidity and Capital Resources

The Company had $52.6 million of unused availability under the terms of its revolving credit facility as of March 31, 2000. The Company's primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends, and, potentially, future acquisitions. The primary sources of cash are expected to be cash flow from operations and borrowings under the Company's senior credit facility.

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

Capital expenditures are expected to approximate $20 million in fiscal 2000 and $15 million in fiscal 2001. Fiscal 2000 capital expenditures include approximately $4 million of an $8 million expansion of the Company's production facilities in Oshkosh. The remaining $4 million of the expansion will occur early in fiscal 2001.


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

Customers and Backlog

Sales to the U. S. Department of Defense comprised approximately 17% of the Company's net sales in the first six months of fiscal 2000. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

The Company's backlog at March 31, 2000 increased 29.3% to $739.9 million compared to $572.2 million at March 31, 1999. The commercial segment backlog decreased by $19.4 million, or 10.3%, to $168.3 million at March 31, 2000 compared to March 31, 1999. The fire and emergency segment backlog increased $29.7 million, or 14.9%, to $228.8 million at March 31, 2000 compared to March 31, 1999. The defense segment backlog increased by $157.4 million, or 84.9%, to $342.8 million at March 31, 2000 compared to March 31, 1999, reflecting the funding of the second year of the MTVR contract. Approximately 30% of the aggregate March 31, 2000 backlog is not expected to be filled in fiscal 2000.

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

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                 MARCH 31, 2000

ITEM 1  LEGAL PROCEEDINGS

McNeilus was a defendant in litigation, which was commenced in 1998 prior to the acquisition of McNeilus by the Company, in the U.S. District court for the Northern District of Alabama. The litigation, which was brought by The Heil Co. ("Heil"), a McNeilus competitor, sought damages and claims that McNeilus infringed certain aspects of one of its patents. A settlement of the matter was reached on January 12, 2000. The settlement included a payment to Heil, the amount of which was fully reserved for at December 31, 1999.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the annual meeting of shareholders held on January 31, 2000, all of the persons nominated as directors were elected. The following table sets forth certain information with respect to such election.

                                                       Shares
                                       Shares       Withholding    Other Shares
       Name of Nominee                Voted For      Authority      Not Voted
       ---------------                ---------     -----------    ------------

Class A Common Stock Nominees
-----------------------------
J.W. Andersen                           228,138             0         197,844
R.G. Bohn                               228,138             0         197,844
F.M. Franks                             228,138             0         197,844
M.W. Grebe                              228,138             0         197,844
K.J. Hempel                             228,138             0         197,844
S.P. Mosling                            228,134             4         197,844
J.P. Mosling, Jr.                       228,134             4         197,844


Common Stock Nominees
-----------------------------
D.T. Carroll                         12,914,263        50,024       3,236,886
R.G. Sim                             12,912,660        51,627       3,236,886

Also at the annual meeting, shareholders approved a proposal to amend the Company's Restated Articles of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 18,000,000 to 60,000,000. The following table sets forth certain information with respect to such vote.

                                                      Shares       Abstentions
                                       Shares         Voted        and Broker
                                      Voted For       Against      Non-Votes
                                      ---------       -------      -----------

Class A Common Stock                    225,844              0        200,138
Common Stock                          8,865,413      4,055,126      3,280,634


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          The following exhibits are filed herewith:

                3.1    Form of Amendment to Restated Articles of Incorporation
                         of Oshkosh Truck Corporation.
                3.2    Restated Articles of Incorporation of Oshkosh Truck
                          Corporation, as amended.
               10.1    Oshkosh Truck Corporation Executive Retirement Plan
               27      Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OSHKOSH TRUCK CORPORATION



April 26, 2000                      /S/  R. G. Bohn
                                    --------------------------------------------
                                    R. G. Bohn
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



April 26, 2000                      /S/ C. L. Szews
                                    --------------------------------------------
                                    C. L. Szews
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)



April 26, 2000                      /S/ T. J. Polnaszek
                                    --------------------------------------------
                                    T. J. Polnaszek
                                    Vice President and Controller
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------

    3.1         Form of Amendment to Restated Articles of Incorporation of
                Oshkosh Truck Corporation.
    3.2         Restated Articles of Incorporation of Oshkosh Truck Corporation,
                as amended.
   10.1         Oshkosh Truck Corporation Executive Retirement Plan
   27           Financial Data Schedule