Form 10-Q
period 2000-06-30
OSHKOSH TRUCK CORP
filed 2000-07-27
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

                                       or

( ) Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the Transition period from               to
                                    -------------    -----------------------

Commission File Number   0-13886
                       -------------


                            Oshkosh Truck Corporation
                   ------------------------------------------
             [Exact name of registrant as specified in its charter]

                Wisconsin                                  39-0520270
     -------------------------------                  --------------------
     [State or other jurisdiction of                  [I.R.S. Employer
      incorporation or organization]                   Identification No.]

2307 Oregon Street, P.O. Box 2566, Oshkosh, Wisconsin           54903
-----------------------------------------------------         ---------
[Address of principal executive offices]                      [Zip Code]

Registrant's telephone number, including area code (920) 235-9151
                                                   --------------

                                      None
        ---------------------------------------------------------------
        [Former name, former address and former fiscal year, if changed since last report]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock Outstanding as of July 21, 2000:    422,542
-------------------------------------------------------------------

Common Stock Outstanding as of July 21, 2000:            16,218,490
-------------------------------------------------------------------

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                       FOR THE QUARTER ENDED JUNE 30, 2000


                                                                            Page
                                                                            ----

Part I.         Financial Information

    Item 1.     Financial Statements (Unaudited)

                Condensed Consolidated Statements of Income
                   - Three Months Ended June 30, 2000 and 1999;
                     Nine Months Ended June 30, 2000 and 1999................. 3

                Condensed Consolidated Balance Sheets
                   - June 30, 2000 and September 30, 1999..................... 4

                Condensed Consolidated Statement of Shareholders' Equity
                   - Nine Months Ended June 30, 2000.......................... 5

                Condensed Consolidated Statements of Cash Flows
                   - Nine Months Ended June 30, 2000 and 1999................. 6

                Notes to Condensed Consolidated Financial Statements
                   - June 30, 2000............................................ 7

    Item 2.     Management's Discussion and Analysis of Consolidated
                   Financial Condition and Results of Operations............. 20

    Item 3.     Quantitative and Qualitative Disclosure of Market Risk....... 27

Part II.        Other Information

    Item 6.     Exhibits and Reports on Form 8-K............................. 28

Signatures................................................................... 29

                          PART I. ITEM 1. FINANCIAL INFORMATION
                                OSHKOSH TRUCK CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)


                                             Three Months Ended      Nine Months Ended
                                                  June 30,                June 30,
                                                  --------                --------

                                                2000      1999        2000        1999
                                                ----      ----        ----        ----

                                               (In thousands, except per share amounts)

Net sales                                    $391,667   $329,821    $966,058    $851,048
Cost of sales                                 332,865    281,529     817,518     726,128
                                             --------   --------    --------    --------
Gross income                                   58,802     48,292     148,540     124,920
Operating expenses:
  Selling, general and administrative          27,213     22,023      70,125      63,322
  Amortization of goodwill and
   other intangibles                            2,780      2,775       8,324       8,400
                                             --------   --------    --------    --------
     Total operating expenses                  29,993     24,798      78,449      71,722
                                             --------   --------    --------    --------
Operating income                               28,809     23,494      70,091      53,198
Other income (expense):
  Interest expense                             (5,116)    (6,613)    (16,314)    (19,839)
  Interest income                                 286        187         640         614
  Miscellaneous, net                              244        224         529         564
                                             --------   --------    --------    --------
                                               (4,586)    (6,202)    (15,145)    (18,661)
                                             --------   --------    --------    --------
Income from continuing operations
 before income taxes, equity in
 earnings of unconsolidated
 partnership and extraordinary item            24,223     17,292      54,946      34,537
Provision for income taxes                      9,253      7,199      21,957      14,700
                                             --------   --------    --------    --------
                                               14,970     10,093      32,989      19,837
Equity in earnings of unconsolidated
  partnership, net of income taxes                304        452         894       1,169
                                             --------   --------    --------    --------
Income from continuing operations
 before extraordinary item                     15,274     10,545      33,883      21,006
Gain from discontinued operations,
 net of income taxes of $1,235                     --         --       2,015          --
Extraordinary charge for early
 retirement of debt, net of income
 tax benefit of $356                               --         --        (581)         --
                                             --------   --------    --------    --------
Net income                                   $ 15,274   $ 10,545    $ 35,317    $ 21,006
                                             ========   ========    ========    ========

Earnings per share:
  Income from continuing operations
   before extraordinary item                 $   0.92   $   0.83    $   2.13    $   1.65
  Discontinued operations                          --         --        0.13          --
  Extraordinary item                               --         --       (0.04)         --
                                             --------   --------    --------    --------
  Net income                                 $   0.92   $   0.83    $   2.22    $   1.65
                                             ========   ========    ========    ========

Earnings per share assuming dilution:
  Income from continuing operations
   before extraordinary item                 $   0.90   $   0.81    $   2.10    $   1.62
  Discontinued operations                          --         --        0.12          --
  Extraordinary item                               --         --       (0.04)         --
                                             --------   --------    --------    --------
  Net income                                 $   0.90   $   0.81    $   2.18    $   1.62
                                             ========   ========    ========    ========

Cash dividends:
  Class A Common Stock                       $0.07500   $0.07250    $0.22500    $0.21750
  Common Stock                               $0.08625   $0.08333    $0.25875    $0.25000


The accompanying  notes are an integral part of these condensed  consolidated  financial statements.

                            OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       June 30,    September 30,
                                                         2000           1999
                                                       --------    -------------
                                                     (Unaudited)
                                                            (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents                          $    4,698     $    5,137
  Receivables, net                                      108,712         93,186
  Inventories                                           214,895        198,446
  Prepaid expenses                                        5,743          4,963
  Deferred income taxes                                  12,498         14,558
                                                     ----------     ----------
      Total current assets                              346,546        316,290
Investment in unconsolidated partnership                 16,099         12,335
Other long-term assets                                   24,593         20,853
Property, plant and equipment                           181,641        154,597
Less accumulated depreciation                           (78,127)       (70,606)
                                                     -----------    ----------
  Net property, plant and equipment                     103,514         83,991
Goodwill and other intangible assets, net               313,138        319,821
                                                     ----------     ----------
Total assets                                         $  803,890     $  753,290
                                                     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $   85,625     $   84,727
  Floor plan notes payable                               25,208         26,616
  Customer advances                                      59,913         68,364
  Payroll-related obligations                            25,263         24,734
  Accrued warranty                                       15,222         14,623
  Other current liabilities                              55,074         48,462
  Revolving credit facility and current
    maturities of long-term debt                         23,774          5,259
                                                     ----------     ----------
      Total current liabilities                         290,079        272,785
Long-term debt                                          156,648        255,289
Deferred income taxes                                    39,745         44,265
Other long-term liabilities                              29,815         18,071
Commitments and contingencies                                --            --
Shareholders' equity                                    287,603        162,880
                                                     ----------     ----------
Total liabilities and shareholders' equity           $  803,890     $  753,290
                                                     ==========     ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)

                                                           Cost of
                                                           Common
                             Common   Paid-in   Retained   Stock in
                             Stock    Capital   Earnings   Treasury     Total
                             ------   -------   --------   --------     -----

                                                       (In thousands)

Balance at September 30,
 1999                        $ 140   $ 15,997   $157,810   $(11,067)   $162,880
Net income and
 comprehensive income         ----       ----     35,317       ----      35,317
Proceeds from Common Stock
 offering, net of expenses      38     93,364       ----       ----      93,402
Cash dividends:
 Class A Common Stock         ----       ----        (95)      ----         (95)
 Common Stock                 ----       ----     (4,194)      ----      (4,194)
Other                         ----        140       ----        153         293
                             -----   --------   --------   --------    --------
Balance at June 30, 2000     $ 178   $109,501   $188,838   $(10,914)   $287,603
                             =====   ========   ========   ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                                June 30,
                                                            2000         1999
                                                            ----         ----
                                                              (In thousands)

Operating activities:
  Income from continuing operations
   before extraordinary item                              $ 33,883     $ 21,006
  Non-cash adjustments                                      13,998        6,165
  Changes in operating assets and liabilities              (34,203)     (26,102)
                                                          --------     --------
      Net cash provided from operating activities           13,678        1,069

Investing activities:
  Acquisition of businesses, net of cash acquired           (7,287)          --
  Additions to property, plant and equipment               (11,783)      (6,900)
  Proceeds from sale of property, plant
   and equipment                                                46           58
  Increase in other long-term assets                        (5,663)      (4,356)
                                                          --------     --------
      Net cash used for investing activities               (24,687)     (11,198)

Net cash provided from discontinued operations               2,015           --

Financing activities:
  Net borrowings under revolving credit facility            12,800       14,300
  Repayments of long-term debt                             (93,842)        (248)
  Proceeds from Common Stock offering                       93,736           --
  Costs of Common Stock offering                              (334)          --
  Dividends paid                                            (3,961)      (3,163)
  Other                                                        156        1,059
                                                          --------     --------
      Net cash provided from financing activities            8,555       11,948
                                                          --------     --------

Increase (decrease) in cash and cash equivalents              (439)       1,819

Cash and cash equivalents at beginning of period             5,137        3,622
                                                          --------     --------

Cash and cash equivalents at end of period                $  4,698     $  5,441
                                                          ========     ========

Supplementary disclosures:
  Depreciation and amortization                           $ 17,640     $ 17,018
  Cash paid for interest                                    14,396       16,987
  Cash paid for income taxes                                14,084       20,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Oshkosh Truck Corporation (the "Company") without audit. However, the foregoing financial statements contain all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of Company management, necessary to present fairly the condensed consolidated financial statements.

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

2.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

                                  Three Months Ended        Nine Months Ended
                                       June 30,                 June 30,
                                  ------------------        -----------------
                                  2000         1999         2000         1999
                                  ----         ----         ----         ----
Denominator for basic
 earnings per share            16,632,665   12,763,241   15,881,205   12,699,587
Effect of dilutive options
 and incentive compensation
 awards                           338,625      310,386      319,629      300,174
                               ----------   ----------   ----------   ----------
Denominator for dilutive
 earnings per share            16,971,290   13,073,627   16,200,834   12,999,761
                               ==========   ==========   ==========   ==========

3.   INVENTORIES

Inventories consist of the following:

                                                     June 30,      September 30,
                                                       2000             1999
                                                     --------      -------------
                                                            (In thousands)
Finished products                                   $  67,497        $  59,649
Partially finished products                            80,811           62,047
Raw materials                                          87,613           89,417
                                                    ---------        ---------
Inventories at FIFO cost                              235,921          211,113
Less: Progress payments on U.S. government
        contracts                                      (9,467)          (2,951)
      Excess of FIFO cost over LIFO cost              (11,559)          (9,716)
                                                    ---------        ---------
                                                    $ 214,895        $ 198,446
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

In November 1999, the Company acquired the manufacturing assets of Kewaunee Engineering Corporation ("Kewaunee") for $5.6 million in cash plus the assumption of certain liabilities aggregating approximately $2.2 million. Kewaunee is a fabricator of heavy-steel components for cranes, aerial devices and other equipment. In April 2000, the Company acquired all of the common stock of Viking Truck & Equipment, Inc. and its affiliates (collectively "Viking") for $2.3 million in cash, less cash acquired of $0.6 million, or $1.7 million net. Viking is a dealer of new and used equipment primarily in the Company's commercial products segment. The acquisitions were financed from borrowings under the Company's senior credit facility.

The acquisitions were accounted for using the purchase method of accounting and, accordingly, the operating results of Kewaunee and Viking were included in the Company's consolidated statements of income since the respective dates of their acquisitions. In each case, the fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date. For the Kewaunee acquisition, the purchase price, including acquisition costs, approximated the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date. For the Viking acquisition, the Company recorded $1.6 million of cost in excess of net assets acquired.

Had the acquisitions occurred on October 1, 1999 or 1998, there would have been no material pro forma impact on the Company's consolidated net sales, net income or earnings per share in fiscal 2000 or 1999.

5.   LONG-TERM DEBT

The Company has outstanding a senior credit facility and $100.0 million of 8.75% senior subordinated notes due March 1, 2008. The senior credit facility consists of a six year $100.0 million revolving credit facility ("Revolving Credit Facility") and three term loan facilities ("Term Loan A", "Term Loan B", and "Term Loan C"). The outstanding balances as of June 30, 2000 on the Revolving Credit Facility, Term Loan A, Term Loan B, and Term Loan C are $17.8 million, $32.5 million, $13.5 million, and $13.5 million, respectively.

At June 30, 2000, outstanding borrowings of $17.8 million and outstanding letters of credit of $12.5 million reduced available capacity under the Revolving Credit Facility to $69.7 million.

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

Pro forma unaudited earnings per share of the Company, assuming that the net proceeds to the Company from the offering were used to repay term debt as of October 1, 1999 and 1998, are summarized below:

                                                        Nine Months Ended
                                                             June 30,
                                                        -----------------
                                                      2000            1999
                                                      ----            ----
Earnings per share from continuing
 operations before extraordinary item
  Basic                                           $      2.08     $      1.47
  Assuming dilution                                      2.04            1.45
Weighted average shares
  Basic                                            16,629,125      16,494,587
  Assuming dilution                                16,948,754      16,794,761

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

As to one such Superfund site, Pierce Manufacturing Inc. ("Pierce") is one of 431 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently, a report of the remedial investigation/ feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at June 30, 2000. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company's final share of liability.

The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and that it has established adequate reserves for the matter as of June 30, 2000. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

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

The Company has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements totaling approximately $1.0 million at June 30, 2000. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $113.4 million and open standby letters of credit issued by the Company's bank in favor of third parties totaling approximately $12.5 million at June 30, 2000.

8. BUSINESS SEGMENT INFORMATION

                                   Three Months Ended        Nine Months Ended
                                        June 30,                  June 30,
                                   ------------------        -----------------
                                     2000        1999        2000        1999
                                     ----        ----        ----        ----
                                                  (In thousands)
Net sales to unaffiliated
 customers:
  Commercial                       $219,217    $196,294    $516,484    $461,961
  Fire and emergency                103,482      83,465     281,863     243,095
  Defense                            69,368      50,562     168,111     146,992
  Corporate and other                  (400)       (500)       (400)     (1,000)
                                   --------    --------    --------    --------
    Consolidated net sales         $391,667    $329,821    $966,058    $851,048
                                   ========    ========    ========    ========

Operating income (expense):
  Commercial                       $ 18,351    $ 16,609    $ 45,214    $ 35,027
  Fire and emergency                  9,523       8,147      22,916      19,844
  Defense                             7,305       4,188      16,963      14,957
  Corporate and other                (6,370)     (5,450)    (15,002)    (16,630)
                                   --------    --------    --------    --------
    Consolidated operating
     income                          28,809      23,494      70,091      53,198
Net interest expense                 (4,830)     (6,426)    (15,674)    (19,225)
Miscellaneous other                     244         224         529         564
                                   --------    --------    --------     -------
Income from continuing
 operations before income
 taxes, equity in earnings
 of unconsolidated partnership
 and extraordinary item            $ 24,223    $ 17,292    $ 54,946    $ 34,537
                                   ========    ========    ========    ========

                                                     June 30,      September 30,
                                                       2000            1999
                                                     --------      -------------
                                                           (In thousands)
Identifiable assets:
  Commercial                                        $ 402,853        $ 381,199
  Fire and emergency                                  285,483          276,692
  Defense                                             108,021           85,796
  Corporate and other                                   7,533            9,603
                                                    ---------        ---------
    Consolidated identifiable assets                $ 803,890        $ 753,290
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

                                              OSHKOSH TRUCK CORPORATION
                                    Condensed Consolidating Statements of Income
                                      For the Three Months Ended June 30, 2000
                                                     (Unaudited)


                                                            Subsidiary   Non-Guarantor
                                                Company     Guarantors   Subsidiaries    Eliminations   Consolidated
                                                -------     ----------   -------------   ------------   ------------
                                                                               (In thousands)


Net sales                                      $ 148,363    $ 256,957       $    --       $ (13,653)     $ 391,667
Cost of sales                                    128,039      218,413            --         (13,587)       332,865
                                               ---------    ---------       -------       ---------      ---------
Gross income                                      20,324       38,544            --             (66)        58,802

Operating expenses:
  Selling, general and
    administrative                                11,463       15,658            92              --         27,213
  Amortization of goodwill
   and other intangibles                              --        2,780            --              --          2,780
                                               ---------    ---------       -------       ---------      ---------
Total operating expenses                          11,463       18,438            92              --         29,993
                                               ---------    ---------       -------       ---------      ---------
Operating income (loss)                            8,861       20,106           (92)            (66)        28,809

Other income (expense):
  Interest expense                                (4,654)      (2,022)          (15)          1,575         (5,116)
  Interest income                                    104        1,748             9          (1,575)           286
  Miscellaneous, net                                   6           36           202              --            244
                                               ---------    ---------       -------       ---------      ---------
                                                  (4,544)        (238)          196              --         (4,586)
                                               ---------    ---------       -------       ---------      ---------
Income (loss) before income taxes
  and equity in earnings of
  subsidiaries and unconsolidated
  partnership                                      4,317       19,868           104             (66)        24,223
Provision (credit) for income taxes                1,174        8,065            39             (25)         9,253
                                               ---------    ---------       -------       ----------     ---------
                                                   3,143       11,803            65             (41)        14,970
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                             12,131           --           304         (12,131)           304
                                               ---------    ---------       -------       ---------      ---------
Net income                                     $  15,274    $  11,803       $   369       $ (12,172)     $  15,274
                                               =========    =========       =======       =========      =========

                                              OSHKOSH TRUCK CORPORATION
                                    Condensed Consolidating Statements of Income
                                      For the Three Months Ended June 30, 1999
                                                     (Unaudited)


                                                            Subsidiary   Non-Guarantor
                                                Company     Guarantors   Subsidiaries    Eliminations   Consolidated
                                                -------     ----------   -------------   ------------   ------------
                                                                               (In thousands)


Net sales                                      $ 117,247    $ 213,720       $    --       $  (1,146)     $ 329,821
Cost of sales                                    103,831      178,844            --          (1,146)       281,529
                                               ---------    ---------       -------       ---------      ---------
Gross income                                      13,416       34,876            --              --         48,292

Operating expenses:
  Selling, general and
    administrative                                10,399       11,519           105              --         22,023
  Amortization of goodwill and
    other intangibles                                 --        2,775            --              --          2,775
                                               ---------    ---------       -------       ---------      ---------
Total operating expenses                          10,399       14,294           105              --         24,798
                                               ---------    ---------       -------       ---------      ---------
Operating income (loss)                            3,017       20,582          (105)             --         23,494

Other income (expense):
  Interest expense                                (6,151)      (2,037)           --           1,575         (6,613)
  Interest income                                     48        1,701            13          (1,575)           187
  Miscellaneous, net                                  19           57           148              --            224
                                               ---------    ---------       -------       ---------      ---------
                                                  (6,084)        (279)          161              --         (6,202)
                                               ---------    ---------       -------       ---------      ---------
Income (loss) before income taxes
  and equity in earnings of
  subsidiaries and unconsolidated
  partnership                                     (3,067)      20,303            56              --         17,292
Provision (credit) for income taxes               (1,053)       8,231            21              --          7,199
                                               ---------    ---------       -------       ---------      ---------
                                                  (2,014)      12,072            35              --         10,093
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                             12,559           --           452         (12,559)           452
                                               ---------    ---------       -------       ---------      ---------
Net income                                     $  10,545    $  12,072       $   487       $ (12,559)     $  10,545
                                               =========    =========       =======       =========      =========

                                              OSHKOSH TRUCK CORPORATION
                                    Condensed Consolidating Statements of Income
                                       For the Nine Months Ended June 30, 2000
                                                     (Unaudited)


                                                            Subsidiary   Non-Guarantor
                                                Company     Guarantors   Subsidiaries    Eliminations   Consolidated
                                                -------     ----------   -------------   ------------   ------------
                                                                         (In thousands)


Net sales                                      $ 339,000    $ 650,362       $    --       $ (23,304)     $ 966,058
Cost of sales                                    293,973      546,783            --         (23,238)       817,518
                                               ---------    ---------       -------       ---------      ---------
Gross income                                      45,027      103,579            --             (66)       148,540

Operating expenses:
  Selling, general and
    administrative                                30,194       39,653           278              --         70,125
  Amortization of goodwill and
    other intangibles                                 --        8,324            --              --          8,324
                                               ---------    ---------       -------       ---------      ---------
Total operating expenses                          30,194       47,977           278              --         78,449
                                               ---------    ---------       -------       ---------      ---------
Operating income (loss)                           14,833       55,602          (278)            (66)        70,091

Other income (expense):
  Interest expense                               (14,777)      (6,247)          (15)          4,725        (16,314)
  Interest income                                    192        5,122            51          (4,725)           640
  Miscellaneous, net                                 (46)         124           451              --            529
                                               ---------    ---------       -------       ---------      ---------
                                                 (14,631)      (1,001)          487              --        (15,145)
                                               ---------    ---------       -------       ---------      ---------
Income (loss) from continuing
 operations before income taxes,
 equity in earnings of subsidiaries
 and unconsolidated partnership
 and extraordinary item                              202       54,601           209             (66)        54,946
Provision (credit) for income taxes                 (390)      22,293            79             (25)        21,957
                                               ---------    ---------       -------       ---------      ---------
                                                     592       32,308           130             (41)        32,989
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                             33,291           --           894         (33,291)           894
                                               ---------    ---------       -------       ---------      ---------
Income from continuing operations
  before extraordinary item                       33,883       32,308         1,024         (33,332)        33,883
Discontinued operations, net                       2,015           --            --              --          2,015
Extraordinary item, net                             (581)          --            --              --           (581)
                                               ---------    ---------       -------       ---------      ---------
Net income                                     $  35,317    $  32,308       $ 1,024       $ (33,332)     $  35,317
                                               =========    =========       =======       =========      =========

                                              OSHKOSH TRUCK CORPORATION
                                    Condensed Consolidating Statements of Income
                                       For the Nine Months Ended June 30, 1999
                                                     (Unaudited)


                                                            Subsidiary   Non-Guarantor
                                                Company     Guarantors   Subsidiaries    Eliminations   Consolidated
                                                -------     ----------   -------------   ------------   ------------
                                                                         (In thousands)


Net sales                                      $ 295,341    $ 559,294       $    --       $  (3,587)     $ 851,048
Cost of sales                                    259,360      470,355            --          (3,587)       726,128
                                               ---------    ---------       -------       ----------     ---------
Gross income                                      35,981       88,939            --              --        124,920

Operating expenses:
  Selling, general and
    administrative                                30,155       32,919           248              --         63,322
  Amortization of goodwill and
    other intangibles                                 --        8,400            --              --          8,400
                                               ---------    ---------       -------       ---------      ---------
Total operating expenses                          30,155       41,319           248              --         71,722
                                               ---------    ---------       -------       ---------      ---------
Operating income (loss)                            5,826       47,620          (248)             --         53,198

Other income (expense):
  Interest expense                               (18,493)      (6,071)           --           4,725        (19,839)
  Interest income                                    245        5,047            47          (4,725)           614
  Miscellaneous, net                                 130          130           304              --            564
                                               ---------    ---------       -------       ---------      ---------
                                                 (18,118)        (894)         351              --         (18,661)
                                               ---------    ---------       -------       ---------      ---------
Income (loss) before income taxes
  and equity in earnings of
  subsidiaries and unconsolidated
  partnership                                    (12,292)      46,726           103              --         34,537
Provision (credit) for income taxes               (4,671)      19,332            39              --         14,700
                                               ---------    ---------       -------       ---------      ---------
                                                  (7,621)      27,394            64              --         19,837
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                             28,627           --         1,169         (28,627)         1,169
                                               ---------    ---------       -------       ---------      ---------
Net income                                     $  21,006    $  27,394       $ 1,233       $ (28,627)     $  21,006
                                               =========    =========       =======       =========      =========

                                              OSHKOSH TRUCK CORPORATION
                                       Condensed Consolidating Balance Sheets
                                                    June 30, 2000
                                                     (Unaudited)


                                                            Subsidiary   Non-Guarantor
                                                Company     Guarantors   Subsidiaries    Eliminations   Consolidated
                                                -------     ----------   -------------   ------------   ------------
                                                                         (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents                    $   3,336    $   1,231       $   131       $      --      $   4,698
  Receivables, net                                69,993       44,698           443          (6,422)       108,712
  Inventories                                     59,464      155,497            --             (66)       214,895
  Prepaid expenses                                 4,470        1,273            --              --          5,743
  Deferred income taxes                            5,844        3,919         2,735              --         12,498
                                               ---------    ---------       -------       ---------      ---------
     Total current assets                        143,107      206,618         3,309          (6,488)       346,546
Investment in and advances to:
  Subsidiaries                                   390,902        1,245            --        (392,147)            --
  Unconsolidated partnership                          --           --        16,099              --         16,099
Other long-term assets                            14,522        9,548           523              --         24,593
Net property, plant and equipment                 23,285       80,229            --              --        103,514
Goodwill and other intangible
  assets, net                                         --      313,138            --              --        313,138
                                               ---------    ---------       -------       ---------      ---------
Total assets                                   $ 571,816    $ 610,778       $19,931       $(398,635)     $ 803,890
                                               =========    =========       =======       =========-     =========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  39,821    $  45,767       $    37       $      --      $  85,625
  Floor plan notes payable                            --       31,630            --          (6,422)        25,208
  Customer advances                                3,316       56,503            94              --         59,913
  Payroll-related obligations                     10,001       15,231            31              --         25,263
  Accrued warranty                                 8,046        7,176            --              --         15,222
  Other current liabilities                       34,585       13,651         6,838              --         55,074
  Revolving credit facility and
    current maturities of long-term
    debt                                          23,194          235           345              --         23,774
                                               ---------    ---------       -------       ---------      ---------
     Total current liabilities                   118,963      170,193         7,345          (6,422)       290,079
Long-term debt                                   154,106        2,063           479              --        156,648
Deferred income taxes                             (7,520)      36,403        10,862              --         39,745
Other long-term liabilities                       18,664       11,151            --              --         29,815
Commitments and contingencies                         --           --            --              --             --
Investments by and advances from
  (to) parent                                         --      390,968         1,245        (392,213)            --
Shareholders' equity                             287,603           --            --              --        287,603
                                               ---------    ---------       -------       ---------      ---------
Total liabilities and shareholders'
  equity                                       $ 571,816    $ 610,778       $19,931       $(398,635)     $ 803,890
                                               =========    =========       =======       =========      =========

                                              OSHKOSH TRUCK CORPORATION
                                       Condensed Consolidating Balance Sheets
                                                 September 30, 1999
                                                     (Unaudited)


                                                            Subsidiary   Non-Guarantor
                                                Company     Guarantors   Subsidiaries    Eliminations   Consolidated
                                                -------     ----------   -------------   ------------   ------------
                                                                         (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents                    $   3,698    $   1,337       $   102       $    ----      $   5,137
  Receivables, net                                49,311       43,837            38            ----         93,186
  Inventories                                     49,988      148,458          ----            ----        198,446
  Prepaid expenses                                 3,791        1,172          ----            ----          4,963
  Deferred income taxes                            3,818        6,523         4,217            ----         14,558
                                               ---------    ---------       -------       ---------      ---------
     Total current assets                        110,606      201,327         4,357            ----        316,290
Investment in and advances to:
  Subsidiaries                                   357,575       (7,590)         ----        (349,985)          ----
  Unconsolidated partnership                        ----         ----        12,335            ----         12,335
Other long-term assets                            11,902        8,899            52            ----         20,853
Net property, plant and equipment                 22,803       61,188          ----            ----         83,991
Goodwill and other intangible
  assets, net                                       ----      319,821          ----            ----        319,821
                                               ---------    ---------       -------       ---------      ---------
Total assets                                   $ 502,886    $ 583,645       $16,744       $(349,985)     $ 753,290
                                               =========    =========       =======       =========      =========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  34,261    $  50,234       $   232       $    ----      $  84,727
  Floor plan notes payable                          ----       26,616          ----            ----         26,616
  Customer advances                                1,669       66,695          ----            ----         68,364
  Payroll-related obligations                      9,172       15,532            30            ----         24,734
  Accrued warranty                                 6,785        7,838          ----            ----         14,623
  Other current liabilities                       17,940       19,894        10,628            ----         48,462
  Revolving credit facility and
    current maturities of long-term
    debt                                           5,000          259          ----            ----          5,259
                                               ---------    ---------       -------       ---------      ---------
     Total current liabilities                    74,827      187,068        10,890            ----        272,785
Long-term debt                                   253,000        2,289          ----            ----        255,289
Deferred income taxes                             (5,407)      36,228        13,444            ----         44,265
Other long-term liabilities                       17,586          485          ----            ----         18,071
Commitments and contingencies                       ----         ----          ----            ----           ----
Investments by and advances from
  (to) parent                                       ----      357,575        (7,590)       (349,985)          ----
Shareholders' equity                             162,880         ----          ----            ----        162,880
                                               ---------    ---------       -------       ---------      ---------
Total liabilities and shareholders'
  equity                                       $ 502,886    $ 583,645       $16,744       $(349,985)     $ 753,290
                                               =========    =========       =======       =========      =========

                                              OSHKOSH TRUCK CORPORATION
                                  Condensed Consolidating Statements of Cash Flows
                                       For the Nine Months Ended June 30, 2000
                                                     (Unaudited)


                                                            Subsidiary   Non-Guarantor
                                                Company     Guarantors   Subsidiaries    Eliminations   Consolidated
                                                -------     ----------   -------------   ------------   ------------
                                                                         (In thousands)

Operating activities:
  Income from continuing operations
    before extraordinary item                  $  33,883    $  32,308       $ 1,024       $ (33,332)     $  33,883
  Non-cash adjustments                               (96)      16,637        (2,543)             --         13,998
  Changes in operating assets and
    liabilities                                   (6,253)     (24,106)       (3,910)             66        (34,203)
                                               ---------    ---------       -------       ---------      ---------
  Net cash provided from (used
    for) operating activities                     27,534       24,839        (5,429)        (33,266)        13,678

Investing activities:
  Acquisition of businesses, net of
    cash acquired                                 (5,625)      (1,662)           --              --         (7,287)
  Investments in and advances to
    subsidiaries                                 (27,702)     (13,447)        7,883          33,266             --
  Additions to property, plant and
    equipment                                     (3,522)      (8,261)           --              --        (11,783)
  Other                                           (1,959)      (1,325)       (2,333)             --         (5,617)
                                               ---------    ---------       -------       ---------      ---------
  Net cash provided from (used
    for) investing activities                    (38,808)     (24,695)        5,550          33,266        (24,687)

Net cash provided from discontinued
  operations                                       2,015           --            --              --          2,015

Financing activities:
  Net borrowings under revolving
    credit facility                               12,800           --            --              --         12,800
  Repayments of long-term debt                   (93,500)        (250)          (92)             --        (93,842)
  Proceeds from Common Stock
    offering                                      93,736           --            --              --         93,736
  Costs of Common Stock offering                    (334)          --            --              --           (334)
  Dividends paid                                  (3,961)          --            --              --         (3,961)
  Other                                              156           --            --              --            156
                                               ---------    ---------       -------       ---------      ---------
  Net cash provided from (used
    for) financing activities                      8,897         (250)          (92)             --          8,555
                                               ---------    ---------       -------       ---------      ---------
Increase (decrease) in cash and cash
  equivalents                                       (362)        (106)           29                           (439)
Cash and cash equivalents at
  beginning of period                              3,698        1,337           102              --          5,137
                                               ---------    ---------       -------       ---------      ---------
Cash and cash equivalents at end of
  period                                       $   3,336    $   1,231       $   131       $      --      $   4,698
                                               =========    =========       =======       =========      =========

                                              OSHKOSH TRUCK CORPORATION
                                  Condensed Consolidating Statements of Cash Flows
                                       For the Nine Months Ended June 30, 1999
                                                     (Unaudited)


                                                            Subsidiary   Non-Guarantor
                                                Company     Guarantors   Subsidiaries    Eliminations   Consolidated
                                                -------     ----------   -------------   ------------   ------------
                                                                         (In thousands)

perating activities:
  Net income                                   $  21,006    $  27,394       $ 1,233       $ (28,627)     $  21,006
  Non-cash adjustments                              (806)      11,614        (4,643)             --          6,165
  Changes in operating assets and
    liabilities                                   (7,508)     (17,003)       (1,591)             --        (26,102)
                                               ---------    ---------       --------      ---------      ---------
  Net cash provided from (used for)
    operating activities                          12,692       22,005        (5,001)        (28,627)         1,069

Investing activities:
  Investments in and advances to
    subsidiaries                                 (18,952)     (14,842)        5,167          28,627             --
  Additions to property, plant and
    equipment                                     (2,589)      (4,311)           --              --         (6,900)
  Other                                             (302)      (2,679)       (1,317)             --         (4,298)
                                               ---------    ---------       --------      ---------      ---------
  Net cash provided from (used for)
    investing activities                         (21,843)     (21,832)        3,850          28,627        (11,198)

Financing activities:
  Net borrowings under revolving
    credit facility                               14,300           --            --              --         14,300
  Repayments of long term debt                        --         (248)           --              --           (248)
  Dividends paid                                  (3,163)          --            --              --         (3,163)
  Other                                            1,059           --            --              --          1,059
                                               ---------    ---------       -------       ---------      ---------
  Net cash provided from (used for)
    financing activities                          12,196         (248)           --              --         11,948
                                               ---------    ---------       -------       ---------      ---------
Increase (decrease) in cash and cash
  equivalents                                      3,045          (75)       (1,151)             --          1,819
Cash and cash equivalents at
  beginning of period                              1,065          979         1,578              --          3,622
                                               ---------    ---------       -------       ---------      ---------
Cash and cash equivalents at end of
  period                                       $   4,110    $     904       $   427       $      --      $   5,441
                                               =========    =========       =======       =========      =========

Item 2. Oshkosh Truck Corporation
Management's Discussion and Analysis of
Consolidated Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain "forward-looking statements" that are believed to be within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding Oshkosh Truck Corporation's (the "Company" or "Oshkosh") future financial position, business strategy, targets, projected sales, costs, earnings, capital spending and debt levels, and plans and objectives of management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimates", "anticipate", "believe", "should", "plans", or "continue", or the negative thereof or variations thereon or similar terminology. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the following: (1) the cyclical nature of the concrete placement industry; (2) the risks related to reductions or changes in government expenditures; (3) the potential for actual costs to exceed projected costs under long-term, fixed-price government contracts; (4) the uncertainty inherent in government contracts; (5) the challenges of identifying, completing and integrating future acquisitions; (6) competition; (7) disruptions in the supply of parts or components from sole source suppliers and subcontractors; (8) product liability and warranty claims; and (9) labor relations and market conditions. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on July 25, 2000. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

General

The major products manufactured and marketed by each of the Company's business segments are as follows:

Commercial-- concrete mixer systems, refuse truck bodies, portable concrete batch plants and truck components sold to commercial ready-mix companies and commercial and municipal waste haulers in the U. S. and abroad.

Fire and emergency -- commercial and custom fire trucks, aircraft rescue and firefighting trucks, snow removal trucks and other emergency vehicles primarily sold to fire departments, airports and other governmental units in the U. S. and abroad.

Defense-- heavy-and  medium-payload tactical trucks and supply parts sold to the
U. S. military and to other militaries around the world.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment:

                               Third Quarter Fiscal     First Nine Months Fiscal
                               --------------------     ------------------------
                                 2000         1999         2000         1999
                                 ----         ----         ----         ----
                                                (In thousands)
Net sales to unaffiliated
 customers:
   Commercial                  $219,217    $196,294      $516,484     $461,961
   Fire and emergency           103,482      83,465       281,863      243,095
   Defense                       69,368      50,562       168,111      146,992
   Corporate and other             (400)       (500)         (400)      (1,000)
                               --------    --------      --------     --------
     Consolidated net
      sales                    $391,667    $329,821      $966,058     $851,048
                               ========    ========      ========     ========


Third Quarter Fiscal 2000 Compared to 1999

Consolidated net sales increased $61.8 million, or 18.8%, to $391.7 million for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999.

Commercial segment net sales increased $22.9 million, or 11.7%, to $219.2 million for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. The Company believes that continued strong end-markets in the concrete placement industry, and some early buying relative to the prior year as customers sought to avoid chassis and mixer shortages during the peak of the concrete placement season, contributed to a 12.9% increase in concrete mixer unit volume in the quarter. Refuse packer unit sales grew 5.7% in the third quarter as growing municipal sales offset softness in shipments to the U.S.'s largest waste haulers.

Fire and emergency segment net sales increased $20.0 million, or 24.0%, to $103.5 million for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999, due to a 14.9% increase in sales at Pierce Manufacturing Inc. ("Pierce"), the Company's fire apparatus manufacturer, and a $6.1 million increase in sales of aircraft rescue and firefighting vehicles due primarily to a large international sale.

Defense segment net sales increased $18.8 million, or 37.2%, to $69.4 million for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. This increase was the result of vehicle sales under the Medium Tactical Vehicle Replacement ("MTVR") contract awarded to Oshkosh in December 1998, which began in the second quarter of fiscal 2000. The Company expects sales under this contract to increase throughout fiscal 2000.

First Nine Months of Fiscal 2000 Compared to 1999

Consolidated net sales increased $115.0 million, or 13.5%, to $966.1 million for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999.

Commercial segment net sales increased $54.5 million, or 11.8%, to $516.5 million for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. The Company believes that continued strong end-markets in the concrete placement industry, and some early buying relative to the prior year as customers sought to avoid chassis and mixer shortages during the peak of the concrete placement season, contributed to a 14.4% increase in concrete mixer unit volume in the first nine months. Refuse packer unit sales increased 11.3% for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999, generally as a result of increases in sales to municipal and international customers.

Fire and emergency segment net sales increased $38.8 million, or 15.9%, to $281.9 million for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999 due to increased unit shipments at Pierce and increased aircraft rescue and firefighting international sales. Pierce comprises a substantial majority of the revenue of this segment. Pierce's sales increased 13.5% during the period, which is in line with Pierce's long-term sales growth rate of 11% per annum since 1980.

Defense segment net sales increased $21.1 million, or 14.4%, to $168.1 million for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. This increase was primarily the result of vehicle sales under the MTVR contract, which began in the second quarter of fiscal 2000.

Analysis of Consolidated Operating Income

The following table presents operating income by business segment:

                               Third Quarter Fiscal     First Nine Months Fiscal
                               --------------------     ------------------------
                                 2000        1999          2000         1999
                                 ----        ----          ----         ----
                                              (In thousands)
Operating income (expense):
  Commercial                   $18,351     $16,609       $ 45,214     $ 35,027
  Fire and emergency             9,523       8,147         22,916       19,844
  Defense                        7,305       4,188         16,963       14,957
  Corporate and other           (6,370)     (5,450)       (15,002)     (16,630)
                               -------     -------       --------     --------
    Consolidated operating
      income                   $28,809     $23,494       $ 70,091     $ 53,198
                               =======     =======       ========     ========

Third Quarter Fiscal 2000 Compared to 1999

Consolidated operating income increased $5.3 million, or 22.6%, for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999.

Commercial segment operating income increased $1.7 million, or 10.5%, for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. Operating income as a percent of segment sales ("operating income margin") decreased slightly to 8.4% of commercial segment sales for the third quarter of fiscal 2000 compared to 8.5% of commercial segment sales for the third quarter of fiscal 1999.

Fire and emergency segment operating income increased $1.4 million, or 16.9%, for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. The operating income margin decreased from 9.8% to 9.2% during this same time period. Decreased operating income margins were primarily attributable to the sales mix at Pierce and the increased sales volume of the lower-margin aircraft rescue and firefighting vehicles.

Defense segment operating income increased $3.1 million, or 74.4%, for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. The defense operating income margin increased to 10.5% of defense segment sales for the third quarter of fiscal 2000 compared to 8.3% of defense segment sales for the third quarter of fiscal 1999. Third quarter 2000 operating income was positively impacted by a favorable truck sales mix and lower bid and proposal spending compared to the third quarter of fiscal 1999.

Corporate and other expenses increased $0.9 million to $6.4 million, or 1.6% of consolidated net sales, for the third quarter of fiscal 2000 from $5.5 million, or 1.7% of consolidated net sales, for the third quarter of fiscal 1999, generally as a result of a provision for certain large health-related claims arising in the quarter and the provision of certain management incentives.

First Nine Months of Fiscal 2000 Compared to 1999

Consolidated operating income increased $16.9 million, or 31.8%, for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999.

Commercial segment operating income increased $10.2 million, or 29.1%, for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. The commercial operating income margin increased to 8.8% of commercial segment sales for the first nine months of fiscal 2000 compared to 7.6% of commercial segment sales for the first nine months of fiscal 1999. Increased concrete mixer unit volume and continued cost reduction activities contributed to the improvement in the operating income margin.

Fire and emergency segment operating income increased $3.1 million, or 15.5%, for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. The fire and emergency operating income margin decreased from 8.2% to 8.1% during this same time period. Decreased operating income margins were attributable to faster revenue growth of the Company's aircraft rescue and firefighting products which carry significantly lower margins.

Defense segment operating income increased $2.0 million, or 13.4%, for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. The defense operating income margin decreased to 10.1% of defense segment sales for the first nine months of fiscal 2000 compared to 10.2% of defense segment sales for the first nine months of fiscal 1999. Increases in MTVR sales with lower margins contributed to the decreased operating income margins for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999.

Corporate and other expenses decreased $1.6 million to $15.0 million, or 1.6% of consolidated net sales, for the first nine months of fiscal 2000 from $16.6 million, or 2.0% of consolidated net sales, for the first nine months of fiscal 1999. Results for the first nine months of fiscal 1999 included a $3.8 million pre-tax charge for litigation. Excluding that charge, corporate expenses increased $2.2 million generally due to previously-mentioned health claims and increased staffing to support the higher level of sales.

Analysis of Non-Operating Income Statement Items

Third Quarter of Fiscal 2000 Compared to 1999

Net interest expense decreased $1.6 million, or 24.8%, in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. Prepayment of $93.5 million of term debt from proceeds of the Company's November 24, 1999 public offering of Common Stock resulted in a $2.0 million reduction in interest expense for the quarter. Increased borrowings to fund the acquisitions of Kewaunee Engineering Corporation ("Kewaunee") and Viking Truck & Equipment, Inc. and its affiliates ("Viking")and to support the seasonal working capital requirements of the commercial segment contributed to the increase in interest expense after consideration of the debt prepayment.

The effective tax rate for combined federal and state income taxes for the third quarter of fiscal 2000 was 38.2% compared to 41.6% in the third quarter of fiscal 1999. Excluding the impact of $1.4 million of nondeductible goodwill in the third quarter of fiscal 2000 and fiscal 1999, the Company's effective income tax rate was 36.2% in the third quarter of fiscal 2000 compared to 38.6% in the prior year. The lower rate in fiscal 2000 relates to favorable state tax audit refunds.

Equity in earnings of an unconsolidated partnership of $0.3 million in the third quarter of fiscal 2000 and $0.5 million in the third quarter of fiscal 1999 represents the Company's equity interest in its lease financing partnership.

First Nine Months of Fiscal 2000 Compared to 1999

Net interest expense decreased $3.6 million, or 18.5%, in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. Prepayment of $93.5 million of term debt from proceeds of the Company's November 24, 1999 public offering of Common Stock resulted in a $4.8 million reduction in interest expense for the period. Increased working capital borrowings to fund the Kewaunee and Viking acquisitions and to support overall sales growth partially offset reduced interest expense resulting from debt prepayment.

The effective tax rate for combined federal and state income taxes for the first nine months of fiscal 2000 was 40.0% compared to 42.6% for the first nine months of fiscal 1999. Excluding the impact of $4.1 million of nondeductible goodwill in both the first nine months of fiscal 2000 and fiscal 1999, the Company's effective income tax rate was 37.2% in fiscal 2000 compared to 38.0% in fiscal 1999. The lower fiscal 2000 rates are due to previously mentioned state tax audit refunds.

Equity in earnings of an unconsolidated partnership of $0.9 million in the first nine months of fiscal 2000 and $1.2 million in the first nine months of fiscal 1999 represents the Company's equity in earnings of its lease financing partnership.

In January 2000, the Company entered into a technology transfer agreement and collected certain previously written-off receivables from a foreign affiliate, which was part of a business that the Company exited in 1995. Gross proceeds of $3.2 million, less taxes of $1.2 million, or net proceeds of $2.0 million, have been recorded as a gain from discontinued operations in fiscal 2000.

Financial Condition

First Nine Months of Fiscal 2000

During the first nine months of fiscal 2000, cash decreased by $0.4 million to $4.7 million at June 30, 2000. Capital expenditures of $11.8 million, an increase in long-term assets of $5.7 million, dividend payments of $4.0 million and the acquisitions of Kewaunee for $5.6 million and Viking for $1.7 million were funded by net borrowings of $12.8 million and cash provided from operations of $13.7 million. In November 1999, the Company completed a public offering of 3,795,000 shares of Common Stock at $26.00 per share, before commissions and expenses. Proceeds to the Company, net of underwriting discounts and commissions, were used to prepay $93.5 million of term debt under the Company's senior credit facility.

First Nine Months of Fiscal 1999

During the first nine months of fiscal 1999, cash increased by $1.8 million. Equipment and software purchases of $6.9 million and dividend and scheduled debt payments of $3.2 million and $0.2 million, respectively, were funded by a $14.3 million increase in borrowings under the Company's revolving credit facility, $1.1 million of cash provided from operations and $1.1 million of proceeds from the exercise of Common Stock options under the Company's Incentive Stock Plan.

Liquidity and Capital Resources

The Company had $69.7 million of unused availability under the terms of its revolving credit facility as of June 30, 2000. The Company's primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends, and, potentially, future acquisitions. The primary sources of cash are expected to be cash flow from operations and borrowings under the Company's senior credit facility.

As indicated above, in November 1999, the Company completed the sale of 3,795,000 shares of Common Stock. Proceeds to the Company, net of underwriting
discounts  and   commissions,   were  used  to  prepay  $93.5  million
of term indebtedness under the Company's senior credit facility. In addition, the Company purchased the manufacturing assets of Kewaunee and common stock of Viking. The Kewaunee and Viking acquisitions were financed through borrowings under the Company's revolving credit facility.

The senior credit facility requires prepayment of indebtedness to the extent of "excess cash flows" as defined in the senior credit agreement. Based upon current and anticipated future operations, management believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2000.

The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to changes in working capital arising principally from seasonal fluctuations in sales.

Capital expenditures are expected to approximate $20 million in fiscal 2000 and $20 million in fiscal 2001. Fiscal 2000 capital expenditures include approximately $4 million of an $8 million expansion of the Company's production facilities in Oshkosh. The remaining $4 million of the expansion will occur early in fiscal 2001.

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

Customers and Backlog

Sales to the U. S. Department of Defense comprised approximately 17% of the Company's net sales in the first nine months of fiscal 2000. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

The Company's backlog at June 30, 2000 increased 27.8% to $644.9 million compared to $504.6 million at June 30, 1999. The commercial segment backlog decreased by $42.9 million, or 34.3%, to $82.4 million at June 30, 2000 compared to June 30, 1999. Lower commercial backlogs are believed to be due in part to early season customer buying relative to the prior year due to customer concerns about mixer and chassis shortages that existed in the prior year. The fire and emergency segment backlog increased $9.3 million, or 4.6%, to $209.6 million at June 30, 2000 compared to June 30, 1999. The defense segment backlog increased by $174.0 million, or 97.2%, to $352.9 million at June 30, 2000 compared to June 30, 1999, reflecting the funding of the third year of the MTVR contract. Approximately 57% of the aggregate June 30, 2000 backlog is not expected to be filled in fiscal 2000.

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

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                  JUNE 30, 2000

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits are filed herewith:

     10.1 Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and each of Timothy M. Dempsey, Paul C. Hollowell, Daniel J. Lanzdorf, John W. Randjelovic, Charles L. Szews and Matthew J. Zolnowski.

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     On May 12, 2000, the Company filed a Current Report on Form 8-K, dated May 9, 2000, reporting a change in the Company's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OSHKOSH TRUCK CORPORATION

July 27, 2000                             /S/  R. G. Bohn
                                          --------------------------------------
                                          R. G. Bohn
                                          Chairman, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


July 27, 2000                             /S/ C. L. Szews
                                          --------------------------------------
                                          C. L. Szews
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


July 27, 2000                             /S/ T. J. Polnaszek
                                          --------------------------------------
                                          T. J. Polnaszek
                                          Vice President and Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.    Description

      10.1 Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and each of Timothy M. Dempsey, Paul C. Hollowell, Daniel J. Lanzdorf, John W. Randjelovic, Charles L. Szews and Matthew J. Zolnowski.

      27       Financial Data Schedule