Form 10-K405
period 2000-09-30
OSHKOSH TRUCK CORP
filed 2000-12-13
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000, or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________________ to _________________________

Commission file number:  0-13886

                            Oshkosh Truck Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Wisconsin                                       39-0520270
--------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    P.O. Box 2566, Oshkosh, WI                            54903-2566
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (zip code)

Registrant's telephone number, including area code:          (920) 235-9151
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                         Preferred Share Purchase Rights
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant as of November 30, 2000:

     Class A Common Stock, $.01 par value -   No Established Market Value
     Common Stock,         $.01 par value -   $632,595,000

     Number of shares outstanding of each of the registrant's classes of common stock as of November 30, 2000:

     Class A Common Stock, $.01 par value -   421,943 shares
     Common Stock,         $.01 par value -   16,246,214 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III).

--------------------------------------------------------------------------------

                            OSHKOSH TRUCK CORPORATION
                            -------------------------

                       Index to Annual Report on Form 10-K

                      Fiscal year ended September 30, 2000


                                                                            Page
                                                                            ----
                                     PART I.

ITEM  1.     BUSINESS .........................................................3

ITEM  2.     PROPERTIES ......................................................14

ITEM  3.     LEGAL PROCEEDINGS................................................14

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS............................................15

             EXECUTIVE OFFICERS OF THE REGISTRANT ............................15

                               PART II.

ITEM  5.     MARKET FOR THE REGISTRANT'S COMMON STOCK
                  AND RELATED STOCKHOLDER MATTERS ............................16

ITEM  6.     SELECTED FINANCIAL DATA..........................................17

ITEM  7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............18

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK...........................................25

ITEM  8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................25

ITEM  9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE......................57

                               PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS
                  OF THE REGISTRANT ..........................................57

ITEM 11.     EXECUTIVE COMPENSATION ..........................................57

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT ......................................57

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS................................................57

                               PART IV.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K ....................................57

             INDEX TO EXHIBITS................................................62

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

     All information in this Annual Report on Form 10-K has been adjusted to reflect the three-for-two split of the Company's Common Stock effected on August 19, 1999 in the form of a 50% stock dividend.

     For ease of understanding, the Company refers to types of specialty trucks for particular applications as "markets." When the Company refers to "market" positions, these comments are based on information available to the Company concerning units sold by those companies currently manufacturing the same types of specialty trucks and truck bodies and are therefore only estimates. There can be no assurance that we will maintain such market positions in the future.

Forward-Looking Statements

     This Annual Report on Form 10-K contains statements that the Company believes are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, targets, projected sales, costs, earnings, capital spending, debt levels and plans and objectives of management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimates," "anticipate," "believe," "should," "plans," or "continue," or the negative thereof or variations thereon or similar terminology. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the following: (1) the accuracy of assumptions on which the Company bases projected sales, costs, earnings, capital spending and debt levels; (2) the cyclical nature of the concrete placement industry; (3) the risks related to reductions or changes in U.S. government expenditures; (4) the potential for actual costs to exceed projected costs under long-term, fixed-price government contracts; (5) the risks related to suspension, termination or audit of U.S. government contracts, including for failure to meet performance thresholds; (6) the challenges of identifying, completing and integrating future acquisitions; (7) competition; (8) disruptions in the supply of parts or components from sole source suppliers and subcontractors; (9) product liability and warranty claims; and (10) labor relations and market conditions. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to the Company's Current Report on Form 8-K filed with the SEC on October 26, 2000. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

     All forward-looking statements speak only as of the date the Company files this Annual Report on Form 10-K with the SEC. The Company has adopted a policy that if the Company makes a determination that it expects earnings for future periods for which projections are contained in this Annual Report on Form 10-K to be lower than those projections, then the Company will publicly announce such revised projections. The Company's policy also provides that the Company does not intend to make such a public announcement if the Company makes a determination that it expects earnings for future periods to be at or above the projections contained in this Annual Report on Form 10-K. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company's next quarterly conference call, if at all.

                                     PART I
Item 1.  BUSINESS
         --------

The Company

     The Company is a leading designer, manufacturer and marketer of a broad range of specialty commercial, fire and emergency and military trucks under the "Oshkosh," "Pierce," "McNeilus" and "MTM" trademarks. The Company began business in 1917 and was among the early pioneers of four-wheel drive technology. In 1981, the Company was awarded the first Heavy Expanded Mobility Tactical Truck contract for the U.S. Department of Defense ("DoD"), and quickly developed into the DoD's leading supplier of severe-duty heavy tactical trucks. In 1996, the Company began a strategic initiative to shed under-performing assets and to diversify its business by making selective acquisitions in attractive specialty segments of the commercial truck and truck body markets to complement its defense truck business. The result of this initiative was an increase in sales from $413 million in fiscal 1996 to $1,324 million in fiscal 2000, with earnings from continuing operations increasing from a loss of $.02 per share for fiscal 1996 to earnings of $2.96 per share for fiscal 2000.

     As part of the Company's strategy, the Company has completed the following acquisitions:

     o Pierce, a leading manufacturer and marketer of fire trucks and other fire apparatus, in September 1996.;

     o Nova Quintech, a manufacturer of aerial devices for fire trucks, in December 1997;

     o McNeilus, a leading manufacturer and marketer of commercial specialty truck bodies, including rear-discharge concrete mixers and portable concrete batch plants for the concrete ready-mix industry and refuse truck bodies for the waste services industry, in February 1998;

     o Kewaunee Engineering Corporation (now known as Kewaunee Fabrications, LLC, or "Kewaunee"), a fabricator of heavy-steel components such as cranes and aerial devices, in November 1999.

     o Viking Truck and Equipment, LLC ("Viking"), Oshkosh's only remaining front-discharge concrete mixer dealer, in April 2000; and

     o Medtec Ambulance Corporation ("Medtec"), a leading manufacturer of ambulances and rescue vehicles, in October 2000.

     The Company believes it has developed a reputation for excellent product quality, performance and reliability in each of the specialty segments in which it participates. The Company has strong brand recognition in its segments and has demonstrated design and engineering capabilities through the introduction of several highly engineered proprietary components that increase the Company's products' operating performance. The Company has developed comprehensive product and service portfolios for many of its markets in an effort to become a single-source supplier for its customers, including customer lease financing for commercial products through the Company's interest in Oshkosh/McNeilus Financial Services Partnership ("OMFSP"). The Company's commercial truck lines include refuse truck bodies and rear- and front-discharge concrete mixers. The Company's custom and commercial fire apparatus and emergency vehicles include pumpers, aerial and ladder trucks, tankers, light, medium and heavy-duty rescue vehicles, wildland rough terrain response vehicles, aircraft rescue and firefighting ("ARFF") vehicles, ambulances, and snow removal vehicles. As the leading manufacturer of severe-duty heavy tactical trucks for the DoD, the Company manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel and cargo for combat units. In December 1998, the DoD awarded Oshkosh the Medium Tactical Vehicle Replacement ("MTVR") contract for the U.S. Marine Corps., from which the Company expects to generate total sales of $1.2 billion from fiscal 2000 through fiscal 2005, assuming the DoD exercises all the options under the contract as currently anticipated. The Company expects fiscal 2001 sales under this contract to approximate $140 million, increasing to peak annual sales of approximately $295 million in fiscal 2002. This projected level of sales assumes production levels under this contract will begin to increase from the current "low-rate" levels of initial production to "full-rate" production following the passage of certain vehicle performance milestones, which the Company expects to occur in early 2001. The MTVR contract represents the Company's first production contract for medium tactical trucks for the U.S. military.

Competitive Strengths

     The following competitive strengths support the Company's business strategy:

     Strong Market Positions. The Company has developed strong market positions and brand recognition in its core businesses, which the Company attributes to its reputation for quality products, advanced engineering, innovation, vehicle performance, reliability and customer service.

     Extensive Distribution Capabilities. With the addition of the commercial and municipal distribution capabilities of Pierce and McNeilus, the Company has established an extensive domestic and international distribution system for specialty trucks and truck bodies. In addition to its network of dealers and distributors, the Company employs over 160 in-house sales and service representatives.

     Flexible and Efficient Manufacturing. The Company believes it has competitive advantages over larger truck manufacturers in its specialty truck markets due to its manufacturing flexibility and custom fabrication capabilities. Over the past eight years, the

Company has significantly increased manufacturing efficiencies. In addition, the Company believes it has competitive advantages over smaller truck and truck body manufacturers, which comprise the majority of the competition in its markets, due to the Company's relatively higher volumes that permit the use of moving assembly lines and provide purchasing power opportunities across product lines.

     Diversified Product Offering and Customer Base. The Company's broad product offerings and target markets serve to diversify its revenues, mitigate the impact of economic cycles and provide multiple platforms for both internal growth and acquisitions. For each of the Company's target markets, the Company has developed or acquired a broad product line in order to become a single-source provider to the Company's customers.

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

     Proprietary Components. The Company's advanced design and engineering capabilities have contributed to the development of proprietary, severe-duty components that enhance truck performance, reduce manufacturing costs and strengthen customer relationships. These proprietary components include front drive and steer axles, transfer cases, cabs, the ALL-STEER electronic all-wheel steering system, independent suspension, the Sky-Arm articulating aerial ladder, the Hercules compressed air foam system, the Command Zone multiplexing technology, the McNeilus Auto Reach Arm, an automated side-loading refuse body, and the Pro Pulse, hybrid drive technology. The Company believes these proprietary components provide the Company a competitive advantage by increasing its vehicles' durability, operating efficiency and effectiveness. The integration of many of these components across various product lines also reduces the Company's costs to manufacture its products compared to manufacturers who simply assemble purchased components.

Business Strategy

     The Company is focused on increasing its net sales, profitability and cash flow by capitalizing on its competitive strengths and pursuing a comprehensive, integrated business strategy. Key elements of the Company's business strategy include:

     Focusing on Specialized Truck and Truck Body Markets. The Company plans to continue its focus on those specialized truck and truck body markets where it has strong market positions and where the Company can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability. The Company believes the higher sales volumes associated with strong market positions will allow the Company to continue to enhance productivity in manufacturing operations, fund innovative product development and invest in further expansion. In addition to the Company's strategies to increase market share and profitability, each of the Company's specialized truck and truck body markets is exhibiting opportunities for further market growth.

     Pursuing Strategic Acquisitions. The Company's present management team has successfully negotiated and integrated five acquisitions since September 1996 (and completed a sixth acquisition, Medtec, in October 2000) that have significantly increased the Company's sales and earnings. The Company intends to selectively pursue additional strategic acquisitions, both domestically and internationally, to enhance its product offerings and expand its international presence in specialized truck and truck body markets. The Company will focus its acquisition strategy on providing a full range of products to customers in specialty truck and truck body markets that are growing, and where the Company can enhance its strong market positions and achieve significant acquisition synergies.

     Expanding Distribution and International Sales. The Company actively investigates new distribution and service capabilities for municipal customers of the refuse truck body market and in targeted geographic areas in the domestic fire apparatus market. In fiscal 2000, the Company added two refuse service facilities and contracted with two service agents to attract additional municipal refuse sales. The Company is also developing strategies to increase international sales. The Company is actively recruiting new representatives and dealers in targeted international commercial and fire and emergency markets to expand the international sales of

McNeilus refuse truck bodies and rear-discharge concrete mixers and Pierce fire apparatus. In fiscal 2000, the Company began marketing its new medium tactical military truck to approved foreign armies. Because there have been limited sales of medium tactical trucks to foreign armies over the last ten years under the U.S. Foreign Military Sales Program and because the Company's truck has significant off-road capability at an attractive price, the Company believes that the international market for this truck may be significant.

     Introducing New Products. The Company has increased its emphasis on new product development in recent years, as it seeks to expand sales by leading its core markets in the introduction of new or improved products and new technologies, either through internal development or strategic acquisitions. In fiscal 2000, the Company invested $14.1 million in development activities that resulted in 11 major new products or product enhancements.

     Developed during fiscal 2000, Oshkosh's new ProPulse Electric Drive Technology can change the way trucks are powered and driven and significantly improve fuel economy and reduce emissions for heavy trucks. It will be integrated first into ARFF vehicles and snow removal vehicles, and then applied to defense trucks and other fire apparatus.

     In the fire and emergency segment, Pierce introduced its seventh custom fire chassis, the Enforcer, during fiscal 2000. Pierce now offers more custom fire chassis than any other manufacturer. Pierce also launched two new aerials - a mid-mount platform and a mid-mount ladder. In addition, Pierce designed the Husky industrial foam system to address the needs of large-scale industrial fire suppression at oil refineries, chemical plants and petrochemical complexes.

     In the commercial segment, McNeilus substantially improved its AutoReach automated side-loader in fiscal 2000 to improve route productivity for its refuse customers. McNeilus also pioneered a new Refuse Preventative Maintenance ("RPM") program, the first of its kind, to help haulers handle preventative maintenance for an annual fee. For concrete placement customers, McNeilus introduced in fiscal 2000 an upgraded Bridgemaster bridge-formula mixer with improved productivity and simplified maintenance. The new T-21 portable, central-mix batch plant was designed specifically to address the needs of the concrete paving industry. The Company also launched the new Highland chassis for the rigorous environment of the concrete placement and other vocational markets. It combines a spacious, modern cab with a rugged, factory-built, all-wheel-drive chassis.

     In the defense segment, the Company developed an electronic parts ordering and tracking system for the U.S. Marine Corps and introduced the Heavy Expanded Mobility Tactical Truck ("HEMTT")-Extended Service Program ("ESP") with Load Handling System ("LHS") in fiscal 2000.

     Reducing Costs While Maintaining Quality. The Company actively benchmarks its competitors' costs and best industry practices, and continuously seeks to implement process improvements to increase profitability and cash flow. With each of its acquisitions, the Company has established cost reduction targets. At Pierce, the Company exceeded its two-year cost reduction target of $6.5 million as a result of consolidating facilities, reengineering the manufacturing process and leveraging increased purchasing power. Similarly, the Company utilized its greater purchasing power and manufacturing capabilities in connection with its 1998 acquisition of McNeilus. The Company established a $5 to $7 million two-year cost reduction target and to date has realized approximately $11 million of cost reductions. The Company expects to set similar cost reduction targets for its Medtec acquisition. For historic product lines, the Company also establishes annual labor productivity improvement targets and, for many product lines, the Company establishes materials cost reduction targets. In September 2000, the Company completed an $8.3 million expansion of its Dodge Center, Minnesota manufacturing facility. The primary purpose of the expansion was to construct two moving assembly lines with robotic welders to significantly reduce the manufacturing costs of refuse bodies. The expansion also doubled the paint and refuse body manufacturing capacity of this facility.

Products

     The Company is focused on the following core segments of the specialty truck and truck body markets:

     Commercial Segment. Through Oshkosh and McNeilus, the Company is a leading domestic manufacturer of refuse truck bodies for the waste services industry and of rear- and front-discharge concrete mixers and portable concrete batch plants for the concrete ready-mix industry. McNeilus manufactures a wide range of automated rear, front, side and top loading refuse truck bodies, which are mounted on commercial chassis. McNeilus sells its refuse vehicles primarily to commercial waste management companies, but it is building a presence with municipal customers such as the cities of Los Angeles, Philadelphia and Phoenix and in international markets such as England. The Company believes its refuse vehicles have a reputation for efficient, cost-effective, dependable, low maintenance operation that supports the Company's continued expansion into municipal and international markets. The Company sells rear- and front-discharge concrete mixers and portable concrete batch plants to concrete ready-mix companies throughout the

United States and internationally. The Company believes it is the only domestic concrete mixer manufacturer that markets both rear- and front-discharge concrete mixers and portable concrete batch plants. Mixers and batch plants are marketed on the basis of their quality, dependability, efficiency, low maintenance and cost-effectiveness.

     The Company offers four- to seven-year tax advantaged lease financing to mixer and portable concrete batch plant customers and to commercial waste hauler customers in the United States through OMFSP, an affiliated partnership. Offerings include competitive lease financing rates and the ease of one-stop shopping for customers' equipment and financing.

     Fire and Emergency Segment. Through Pierce, the Company is a leading domestic manufacturer of fire apparatus assembled on a custom chassis, which is designed and manufactured by Pierce to meet the special needs of firefighters. Pierce also manufactures fire apparatus assembled on a commercially available chassis, which is produced for multiple end-customer applications. Pierce primarily serves domestic government customers, but also sells fire apparatus to airports, universities and large industrial companies, and in international markets. Pierce's history of innovation and research and development in consultation with firefighters has resulted in a broad product line that features a wide range of innovative, high-quality custom and commercial firefighting equipment with advanced fire suppression capabilities. Pierce's engineering expertise also allows it to design its vehicles to meet stringent government regulations for safety and effectiveness.

     The Company is among the leaders in sales of aircraft rescue and firefighting vehicles to domestic and international airports. These highly specialized vehicles are required to be in-service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the largest airports in the world, including LaGuardia International Airport, O'Hare International Airport and Los Angeles International Airport in the United States and airports in the People's Republic of China, and in Montreal and Toronto, Canada, are served by the Company's aircraft rescue and firefighting vehicles. The Company believes that the reliability of its aircraft rescue and firefighting vehicles contributes to the Company's strong market position.

     The Company is a leader in airport snow removal in the United States. The Company's specially designed airport snow removal vehicles can cast up to 5,000 tons of snow per hour and are used by some of the largest airports in the United States, including Denver International Airport, LaGuardia International Airport, Minneapolis-St. Paul International Airport and O'Hare International Airport. The Company believes that the reliability of its high performance snow removal vehicles and the speed with which they clear airport runways contributes to its strong market position.

    Through an independent third party finance company, the Company offers two- to ten-year municipal lease financing programs to its fire and emergency customers in the United States. Programs include competitive lease financing rates, creative and flexible finance arrangements and the ease of one-stop shopping for Pierce's customers' equipment and financing.

     Defense Truck Segment. The Company has sold products to the DoD for over 70 years. The Company's proprietary military all-wheel drive product line of heavy payload tactical trucks includes the HEMTT, the Heavy Equipment Transporter ("HET"), the Palletized Load System ("PLS"), Common Bridge Transporter ("CBT") and the Logistic Vehicle System ("LVS"). The Company also exports severe-duty heavy tactical trucks to approved foreign customers.

     The Company has developed a strong relationship with the DoD over the years that has resulted in the Company operating under "family contracts" with the DoD for the HEMTT, HET, PLS and LVS and for DoD vehicle parts. "Family contracts" is the term given to contracts that group similar models together to simplify the acquisition process. Under the vehicle family contracts, the DoD orders a specified range of volume of either HEMTT, HET, PLS or LVS trucks at fixed prices, which allows the Company to predict and plan its long-term production and delivery schedules for vehicles. Current family contracts expire in fiscal 2001. The Company is in negotiations to extend these family contracts for a five-year period under a program referred to as the Family of Heavy Tactical Vehicles ("FHTV"). The Company expects such negotiations to be completed in the second quarter of fiscal 2001. The FHTV is a five-year requirements contract running from fiscal 2001 to fiscal 2006 and includes the following heavy payload products: HEMTT, HEMTT-ESP, HET, PLS, CBT, LVS and the associated logistics and configuration management support.

     With the award of the MTVR contract, the Company has become a major manufacturer of medium payload tactical trucks for the U.S. Marine Corps. The goal of the U.S. Marine Corps is to upgrade the current configuration to carry a much greater payload with substantially increased cross-country mobility. MTVRs are equipped with the Company's patented independent suspension and transfer cases, and central tire inflation to enhance off-road performance. This program is currently expected to include the production of 5,666 trucks with options for up to 2,502 additional trucks. The total value of this contract could reach $1.2 billion, including the options, or $850 million, exclusive of options, over fiscal years 2000 through 2005. Testing of the initial ten trucks began in December 1999. In fiscal 2000, production occurred at the rate of approximately one truck per day, and if the Company receives approval to commence full-rate production early in fiscal 2001, then the Company anticipates production will increase to approximately seven trucks per day in August 2001.

     The U.S. Army commenced a competition to add a second supplier to build Family of Medium Tactical Vehicles ("FMTV"). The Company received a $1.9 million contract in November 1998 to compete with one other truck manufacturer to qualify as a second source to produce three trucks for testing by the DoD under Phase I of its second source supplier qualification plan. The three Oshkosh FMTVs produced under this contract have successfully completed Phase I testing. The fiscal year 2000 Defense Authorization Act cancelled the above mentioned second source program; however, it directed the Army to go forward with a competition for 100% of the next procurement. Initially, the FMTV competition was scheduled to begin in October 2000 with the issuance of a request for proposal ("RFP") to retrofit three trucks for testing, to be followed by a period of testing, another RFP for firm production pricing and then conclude with a contract award in March or April 2002. In late September 2000, the DoD delayed the competition to permit engine manufacturers more time to develop engines for the FMTV that will be compliant with U.S. Environmental Protection Agency regulations for diesel engines sold in 2004. The DoD's RFP issued in December 2000 requires retrofit of six trucks for testing. The period for follow-on testing and submission of production pricing was extended so that a contract award for production of approximately 14,000 FMTV trucks and trailers is now planned by the DoD for the second quarter of fiscal 2003. While the delay was a disappointment to the Company, the Company intends to continue to compete aggressively for a contract award under the FMTV program.

     The Company's objective is to continue to diversify into other areas of the U.S. defense truck market by expanding applications, uses and body styles of its current heavy and medium tactical truck lines. As the Company enters the medium tactical truck area of the defense market segment, management believes that the Company has multiple competitive advantages, including:

     o Proprietary components. The Company's patented independent suspension and transfer case enhance its trucks' off-road performance. In addition, because these are two of the higher cost components in a truck, the Company has a competitive cost-advantage from in-house manufacturing of these two truck components.
     o Past performance. The Company has been building trucks for the DoD for 70 years. The Company believes that its past success in delivering reliable, high quality trucks on time, within budget and meeting specifications is a competitive advantage in future defense truck procurement programs. The Company understands the special contract procedures in use by the DoD and has developed substantial expertise in contract management and accounting.
     o Flexible manufacturing. The Company's ability to produce a variety of truck models on the same moving assembly line permits it to avoid facilitation costs on most new contracts and maintain competitive manufacturing efficiencies.
     o Logistics. The Company has gained significant experience in the development of operators' manuals and training and in the delivery of parts and services worldwide in accordance with the DoD's expectations, which differ materially from commercial practices. In fiscal 2000, the Company expanded it logistics capabilities to permit the DoD to order parts, receive invoices and remit payments electronically.
     o Truck engineering and testing. DoD truck contract competitions require significant defense truck engineering expertise to ensure that a company's truck excels under demanding testing conditions. The Company has a team of 47 engineers and draftsmen to support current business and truck contract competitions. These personnel have significant expertise designing new trucks, using sophisticated computer aided tools, supporting grueling testing programs at DoD test sites and submitting detailed, comprehensive, successful contract proposals.

Marketing, Sales and Distribution

     The Company believes it differentiates itself from many of its larger competitors by tailoring its distribution to the needs of its specialized truck markets and from its smaller competitors with its national and global sales and service capabilities. Distribution personnel use demonstration trucks to show customers how to use the Company's trucks and truck bodies properly. In addition, the Company's flexible distribution is focused on meeting customers on their terms, whether on a jobsite, in an evening public meeting or at a municipality's offices, compared to the showroom sales approach of the typical dealers of large truck manufacturers. The Company backs all products by same-day parts shipment, and its service technicians are available in person or by telephone to domestic customers 365 days a year. The Company believes its dedication to keeping its trucks in-service in demanding conditions worldwide has contributed to customer loyalty.

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

     Commercial Segment. The Company operates 18 distribution centers with over 130 in-house sales and service representatives in the U.S. to sell and service the refuse truck bodies, rear- and front-discharge concrete mixers and concrete batch plants. Fourteen of the Company's distribution centers provide sales, service and parts distribution to customers in their geographic regions. Four of the distribution centers also have paint facilities and provide significant additional paint and mounting services during peak demand periods. Two of the centers also manufacture concrete mixer replacement barrels. The Company believes this network represents one of the largest concrete mixer and refuse truck body distribution networks in the United States.

     The Company believes its direct distribution to customers is a competitive advantage in commercial markets, particularly in the waste services industry where principal competitors distribute through dealers and to a lesser extent in the ready-mix concrete industry, where several competitors in part use dealers. In addition to the avoidance of dealer commissions, the Company believes direct distribution permits a more focused sales force in refuse body markets whereas dealers frequently offer a very broad and mixed product line, and accordingly, the time dealers tend to devote to refuse body sales activities is limited.

     With respect to commercial distribution efforts, the Company has begun to apply Oshkosh's and Pierce's sales and marketing expertise in municipal markets to increase sales of McNeilus refuse truck bodies to municipal customers. Prior to the Company's acquisition of McNeilus, virtually all McNeilus refuse truck body sales were to commercial customers. While the Company believes commercial customers represent a majority of the refuse truck body market, many municipalities purchase their own refuse trucks. The Company believes it is positioned to create an effective municipal distribution system in the refuse truck body market by leveraging its existing commercial distribution capabilities and by opening service centers in major metropolitan markets. The Company opened two additional centers in fiscal 2000. Following its acquisition and new focus in municipal markets, McNeilus has been awarded new business for the cities of Philadelphia, Pennsylvania; Los Angeles, California; Greensboro, North Carolina; and Waco, Texas and has targeted other major metropolitan areas.

     The Company also has begun to offer McNeilus refuse truck bodies, rear-discharge concrete mixers and concrete batch plants to Oshkosh's international representatives and dealers for sales and service worldwide. McNeilus' international sales have historically been limited because it had focused on the domestic market. However, the Company believes that refuse body exports are a significant percentage of some competitors' sales and represent a meaningful opportunity for McNeilus. The Company is training its international Oshkosh and Pierce representatives and dealers to sell and service the McNeilus product line and has commenced sales of McNeilus products through these representatives and dealers. The Company has also been actively recruiting new refuse and rear-discharge concrete mixer representatives and dealers worldwide.

     Fire and Emergency Segment. The Company believes the geographical breadth, size and quality of its fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors. Pierce's fire apparatus are sold through 32 sales and service organizations with more than 275 sales representatives nationwide, which combine broad geographical reach with frequency of contact with fire departments and municipal government officials. These sales and service organizations are supported by 72 product and marketing support professionals and contract administrators at Pierce. The Company believes frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council and fire department, purchasing, finance, and mayoral offices, among others, that may participate in a fire truck bid and selection. After the sale, Pierce's nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service.

     Prior to its acquisition by Oshkosh, Pierce primarily focused its sales efforts in rural and small suburban domestic markets. Due to the Company's expertise and long-standing relationships in numerous large urban markets, the Company has extended Pierce's sales focus into several key metropolitan areas. As a result of this focus and since its acquisition, Pierce has been awarded new business in the cities of Los Angeles, California; Richmond, Virginia; Tampa and Miami, Florida; Detroit, Michigan; Chicago, Illinois and Honolulu, Hawaii among other major cities, and continues to target other urban markets.

     Prior to its acquisition by Oshkosh, Pierce had targeted premium-priced markets where it could use its innovative technology, quality and advanced customization capabilities. In 1999, Pierce also began targeting price sensitive domestic and international markets through the introduction of its Contender series of lower-priced commercial and custom pumpers. These limited-option vehicles are being produced in the Company's Bradenton, Florida facility for lower cost delivery to international customers.

     Pierce has substantially strengthened its competitive position overseas. Pierce's worldwide distribution network was expanded from one to 26 international representatives and dealers. This network has delivered several new orders from government agencies and private companies in Curacao, Puerto Rico, Mexico, Argentina and Saudi Arabia, among other countries.

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

     The Company's aircraft rescue and firefighting vehicles are marketed through a combination of three direct sales representatives domestically and 47 representatives and distributors in international markets. In addition, the Company has 29 full-time sales and service representative and distributor locations with over 100 sales people focused on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities.

     The acquisition of Medtec has added 12 dealer organizations with approximately 30 sales people focused on the ambulance market.

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

     In addition to marketing its current truck offerings and competing for new contracts in the medium-payload segment, the Company actively works with the Armed Services to develop new applications for its vehicles and expand its services.

Manufacturing

     The Company manufactures trucks and truck bodies at fifteen manufacturing facilities. Employee involvement is encouraged to improve production processes and product quality. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets. The Company also employs a team of industrial engineers that travel to all plants to study and streamline workflows.

     The Company intends to continue to upgrade its manufacturing capabilities by adopting best practices across its manufacturing facilities, relocating manufacturing activities to the most efficient facility, investing in further fixturing and robotics, re-engineering manufacturing processes and adopting lean manufacturing management practices across all facilities.

     The Company is focusing on achieving targeted synergies with each acquisition. Within the first year following the Pierce acquisition, the Company consolidated three Pierce manufacturing facilities down to two while increasing Pierce's capacity by improving product flow. In addition, among other things, the Company reduced the number of operating shifts at the Pierce paint plant from three to one to substantially reduce utility costs, implemented indexing of production lines and relocated chassis frame build-up to Oshkosh to improve production efficiencies, and eliminated storage rooms to relocate inventory to point of use thereby eliminating duplicate material handling. Likewise, at McNeilus, the Company has installed seven additional robots and re-arranged weld and mount activities.

     In September 2000, the Company completed construction of a 100,000 square foot, $8.3 million expansion at its Dodge Center, Minnesota facility, which expanded paint capacity and doubled refuse body manufacturing capacity. The primary purpose of the expansion was to construct two moving assembly lines with robotic welders to significantly reduce the manufacturing costs of refuse bodies. With the acquisition of Kewaunee in fiscal 2000, the Company acquired heavy metal fabrication capabilities.

     In the third quarter of fiscal 2000, Oshkosh commenced an $8.0 million plan to expand its existing production facilities in Oshkosh, Wisconsin to support the MTVR contract. The project will expand the Company's machining, fabrication and assembly facilities, with a total addition of approximately 110,000 square feet of space to accommodate higher levels of production under the MTVR contract. The Company expects to complete this expansion in the second quarter of fiscal 2001.

     In 1994, Oshkosh commenced a program to educate and train all employees at its Oshkosh facilities in quality principles and to seek ISO 9001 certification to improve the Company's competitiveness in its global markets. ISO 9001 is a set of internationally accepted quality requirements established by the International Organization for Standardization, which indicates that a company has established and follows a rigorous set of requirements aimed at achieving customer satisfaction by preventing nonconformity in design, development, production, installation and servicing of products. Employees at all levels of the Company are encouraged to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent nonconformance with requirements and produce continuous improvement in all work processes. Oshkosh achieved ISO 9001 certification in 1995 and Pierce achieved ISO 9001 certification in 1998. The Company expects to pursue ISO certification for McNeilus beginning in fiscal 2001.

Engineering, Research and Development

     The Company's extensive engineering, research and development capabilities have been key drivers of the Company's marketplace success. The Company maintains three facilities for new product development and testing with a staff of 68 engineers and technicians who are responsible for improving existing products and development and testing of new trucks, truck bodies and components. The Company prepares annual new product development and improvement plans for each of its markets and measures progress against those plans each month.

     Virtually all of the Company's sales of fire apparatus require some custom engineering to meet the customer's specifications and changing industry standards. Engineering is also a critical factor in defense truck markets due to the severe operating conditions under which the Company's trucks are utilized, new customer requirements and stringent government documentation requirements. In the commercial segment, product innovation is highly important to meet customers' changing requirements. Accordingly, the Company maintains a permanent staff of over 300 engineers and engineering technicians, and it regularly outsources significant engineering activities in connection with major DoD bids and proposals.

     For fiscal years 2000, 1999 and 1998, the Company incurred engineering, research and development expenditures of $14.1 million, $10.9 million and $9.7 million, respectively, portions of which were recoverable from customers, principally the U.S. government.

Competition

     The Company operates in highly competitive markets. The Company competes in the fire and emergency and defense truck markets principally on the basis of lowest qualified bid. To submit a qualified bid, the bidder must demonstrate that the fire apparatus or defense truck meets stringent specifications and, for most defense truck contracts, passes extensive testing. In addition, decreases in the DoD budget have resulted in a reduction in the number and size of contracts, which has intensified the competition for remaining available contracts. The Company and its competitors continually undertake substantial marketing, technical and legislative actions in order to maintain existing levels of defense business. In the refuse truck body and concrete mixer markets, the Company also faces intense competition on the basis of price, innovation, quality, service and product performance. As the Company seeks to expand its sales of refuse truck bodies to municipal customers, management believes the principal basis of competition for such business will be lowest qualified bid.

     In all of the Company's market segments, competitors include smaller, specialized manufacturers as well as large, mass producers. The Company believes that, in its specialized truck markets, it has been able to effectively compete against large, mass producers due to product quality, flexible manufacturing and specialized distribution systems. The Company believes that its competitive cost structure, engineering expertise, product quality and global distribution systems have enabled it to compete effectively with other specialized manufacturers.

     Principal competitors of McNeilus for refuse truck body sales include The Heil Company (a subsidiary of Dover Corporation), Leach Company and McClain E-Z Pack, Inc. Principal competitors of McNeilus and Oshkosh for concrete mixer sales include Advance Mixer, Inc., Continental Manufacturing Co., London Machinery, Inc. and Temco (a division of Trinity Industries, Inc.). Oshkosh's principal competitor for airport snow removal sales is Stewart & Stevenson Services, Inc. Pierce's principal competitors for fire apparatus sales include Emergency One, Inc. (a subsidiary of Federal Signal Corporation), Kovatch Mobile Equipment Corp., and numerous small, regional manufacturers. Medtec's principal competitors for ambulance and rescue sales include Wheeled Coach (a subsidiary of Collins Industries, Inc.), McCoy Miller and Halcore. Oshkosh's principal competitor for aircraft rescue and firefighting sales is Emergency One, Inc. Oshkosh's principal competitors for DoD contracts include AM General Corporation and Stewart & Stevenson Services, Inc. The Company also faces competition from its competitors for acquisition opportunities.

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

Customers and Backlog

     Sales to the U. S. Department of Defense comprised approximately 20% of the Company's net sales in fiscal 2000. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

     The Company's backlog at September 30, 2000 was $607.5 million compared to $486.5 million at September 30, 1999. Backlog related to the defense segment increased by $127.6 million to $291.5 million in 2000 compared to 1999, with approximately $87.8 million of the increase due to the multi-year MTVR contract. Fire and emergency backlogs increased by $16.6 million to $216.9 million at September 30, 2000 compared to the prior year. Commercial backlogs decreased by $23.2 million to $99.1 million at September 30, 2000 compared to the prior year. The Company believes customers placed orders for commercial products earlier in the prior year due to tightness in the market for commercial truck chassis, which condition no longer exists. Additionally, the Company expects overall sales levels of the Company's concrete placement products to be lower in fiscal 2001 by approximately 10% compared to historical levels reached in fiscal 2000. Approximately 3% of the September 30, 2000 backlog is not expected to be filled in fiscal 2001.

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

Government Contracts

     Approximately 20% of the Company's net sales for fiscal 2000 were made to the U.S. government under long-term contracts and programs, the majority of which were in the defense truck market. Accordingly, a significant portion of the Company's sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds.

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

     While the Company purchases many costly components such as engines, transmissions and axles, it manufactures certain proprietary components that are deemed material to each of the Company's segments. These components include front drive and steer axles, transfer cases, cabs, the ALL-STEER electronic all-wheel steering system, independent suspension, the Sky-Arm articulating aerial ladder, the McNeilus Auto Reach Arm, the Hercules compressed air foam system, the Command Zone proprietary multiplexing system, body structures and many smaller parts which add uniqueness and value to the Company's products. Internal production of these components provides a significant competitive advantage and also serves to reduce the manufacturing costs of the Company's products.

Intellectual Property

     Patents and licenses are important in the operation of the Company's business, as one of management's key objectives is developing proprietary components to provide the Company's customers with advanced technological solutions at attractive prices. The Company holds 101 active domestic and 47 foreign patents. The Company believes patents for all-wheel steer and independent suspension systems, which have remaining lives of 8 to 13 years, provide the Company with a competitive advantage in the fire and emergency segment. In the defense segment, the independent suspension system was added to the U.S. Marine Corps' MTVR program, which the Company believes provided a performance and cost advantage in the successful competition for the Phase II production contract. To a lesser extent, other proprietary components provide the Company a competitive advantage in the Company's other segments.

     The Company holds trademarks for "Oshkosh," "Pierce," "McNeilus" and "MTM," among others. These trademarks are considered to be important to the future success of the Company's business.

Employees

     As of October 31, 2000, the Company had approximately 4,600 employees. Approximately 925 production employees at the Company's Oshkosh facilities are represented by the United Auto Workers union and approximately 200 employees at the Company's Kewaunee facilities are represented by the Boilermakers, Iron Shipbuilders, Blacksmiths, and Forgers Union ("Boilermakers"). The Company's five-year contract with the United Auto Workers union extends through September 2001 and the Company's contract with the Boilermakers union extends through May 2002. The Company believes its relationship with employees is satisfactory.

Industry Segments

     Financial information concerning the Company's industry segments is included in Note 13 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Foreign and Domestic Operations and Export Sales

     Financial information concerning the Company's foreign and domestic operations and export sales is included in Note 13 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Item 2.  PROPERTIES
         ----------

     Management believes the Company's equipment and buildings are modern, well maintained and adequate for its present and anticipated needs. As of October 31, 2000, the Company operated in fifteen manufacturing facilities and owned another facility that was not in use. The location, size and focus of the Company's facilities is provided in the table below:

                                               Approximate
                                              Square Footage                        Principal
     Location (# of facilities)          Owned              Leased            Products Manufactured
     ----------------------------  -----------------  ------------------ --------------------------------------------
     Oshkosh, Wisconsin(3).......       774,000              17,000      Defense Trucks; Front-Discharge Mixers; Snow
                                                                         Removal Vehicles; ARFF Vehicles
     Appleton, Wisconsin(2)......       604,000              16,000      Fire Apparatus
     Dodge Center, Minnesota(1)         711,000               2,000      Rear-Discharge Mixers; Refuse Truck Bodies;
                                                                         Portable Batch Plants
     Bradenton, Florida(1).......       287,000                          Fire Apparatus; Defense Trucks and Truck
                                                                         Bodies
     Kewaunee, Wisconsin(1)......       171,000                          Aerial Devices and Heavy Steel Fabrication
     Riceville, Iowa(1)..........       108,000                          Components for Rear-Discharge Mixers and
     Goshen, Indiana(1)..........        87,000                          Ambulances
     White Pigeon, Michigan(1)           58,000                          Ambulances
     Kensett, Iowa(1)............        65,000                          Not Currently in Use
     McIntire, Iowa(1)...........        28,000                          Components for Rear-Discharge Mixers and
                                                                         Refuse Truck Bodies
     Weyauwega, Wisconsin(1).....        28,000                          Refurbished Fire Apparatus
     Ontario, California(1)......                            31,000      Refurbished Fire Apparatus
     Villa Rica, Georgia(1)......                            20,000      Replacement Drums for Rear-Discharge Mixers

     The Company's manufacturing facilities generally operate five days per week on one shift, except for one-week shutdowns in July and December. Management believes the Company's manufacturing capacity could be significantly increased with limited capital spending by working an additional shift at each facility.

     In addition to sales and service activities at the Company's manufacturing facilities, the Company maintains sixteen sales and service centers in the United States. The Company owns such facilities in Grand Rapids, Michigan; Colton, California; Commerce City, Colorado; Villa Rica, Georgia; Lithia Springs, Georgia; Hutchins, Texas; Morgantown, Pennsylvania; and Gahanna, Ohio. The Company leases such facilities in Milpitas, California; Tacoma, Washington; Salt Lake City, Utah; Aurora, Illinois; Fairfield, Ohio; East Granby, Connecticut; Houston, Texas; and Phoenix, Arizona. These facilities range in size from approximately 2,000 square feet to approximately 46,000 square feet and are used primarily for sales and service of concrete mixers and refuse bodies.

     The Company's facilities are pledged as collateral under the terms of the Company's Amended and Restated Senior Credit Facility.

Item 3.  LEGAL PROCEEDINGS
         -----------------

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

     As to one such Superfund site, Pierce is one of 431 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently, a report of the remedial investigation/feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at September 30, 2000. Actual liability could vary based on results of the study, the resources of other PRPs and the Company's final share of liability.

     The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the Company at September 30, 2000. However, this may change as investigations proceed by the Company, other unrelated property owners and government entities.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The following table sets forth certain information as of November 30, 2000 concerning the Company's executive officers. All of the Company's officers serve terms of one year and until their successors are elected and qualified.

            Name             Age                  Title
     ----------------------- ---- ----------------------------------------------
     Robert G. Bohn.........  47  President, Chief Executive Officer and
                                  Chairman of the Board
     Timothy M. Dempsey.....  60  Executive Vice President, General Counsel and
                                  Secretary
     Paul C. Hollowell......  59  Executive Vice President and President,
                                  Defense Business
     Daniel J. Lanzdorf.....  52  Executive Vice President and President,
                                  McNeilus Companies, Inc.
     John W. Randjelovic....  56  Executive Vice President and President,
                                  Pierce Manufacturing Inc.
     Charles L. Szews.......  44  Executive Vice President and Chief Financial
                                  Officer
     Matthew J. Zolnowski...  47  Executive Vice President, Corporate
                                  Administration

     Robert G. Bohn. Mr. Bohn joined the Company in 1992 as Vice President-Operations. He was appointed President and Chief Operating Officer in 1994. He was appointed President and Chief Executive Officer in October 1997 and Chairman of the Board in January 2000. Prior to joining the Company, Mr. Bohn was Director-European Operations for Johnson Controls, Inc., Milwaukee, Wisconsin, which manufactures, among other things, automotive products. He worked for Johnson Controls from 1984 until 1992. He was elected a Director of the Company in June 1995. He is a director of Graco, Inc.

     Timothy M. Dempsey. Mr. Dempsey joined the Company in October 1995 as Vice President, General Counsel and Secretary. Mr. Dempsey has been and continues to be a partner in the law firm of Dempsey, Magnusen, Williamson and Lampe in Oshkosh, Wisconsin. Mr. Dempsey was appointed Executive Vice President in February 1999.

     Paul C. Hollowell. Mr. Hollowell joined the Company in April 1989 as Vice President-Defense Product, was appointed Executive Vice President in February 1994 and assumed his present position in February 1999.

     Daniel J. Lanzdorf. Mr. Lanzdorf joined the Company in 1973 as a design engineer and has served in various assignments including Chief Engineer-- Defense, Director of Defense Engineering, Director of the Defense Business Unit, and Vice President of Manufacturing Operations & General Manager Commercial Business prior to becoming President of McNeilus Companies, Inc. in April 1998. Mr. Lanzdorf was appointed to his present position in February 1999.

     John W. Randjelovic. Mr. Randjelovic joined the Company in October 1992 as Vice President and General Manager in charge of the Bradenton, Florida Division. In September 1996, he was appointed Vice President of Manufacturing, Purchasing, and Materials for Pierce. In October 1997, Mr. Randjelovic was appointed Vice President and General Manager, Pierce Manufacturing Inc. and was appointed to his current position in February 1999.

     Charles L. Szews. Mr. Szews joined the Company in March 1996 as Vice President and Chief Financial Officer and assumed his present position in October 1997. Mr. Szews was previously employed by Fort Howard Corporation, a manufacturer of tissue products, from June 1988 until March 1996 in various positions, including Vice President and Controller from September 1994 until March 1996.

     Matthew J. Zolnowski. Mr. Zolnowski joined the Company as Vice President-Human Resources in January 1992, was appointed Vice President, Administration in February 1994 and assumed his present position in February 1999.
                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
         --------------------------------------------------------------------

     The information included in Notes 7 and 11 to the Consolidated Financial Statements contained herein under Item 8 and the information relating to dividends per share contained herein under Item 6 is hereby incorporated by reference in answer to this item.

     In July 1995, the Company's Board of Directors authorized the repurchase of up to 1,500,000 shares of Common Stock. As of November 30, 2000, the Company has repurchased 692,302 shares under this program at a cost of $6.6 million.

Dividends and Common Stock Price*

It is the Company's intention to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the Company's general financial condition, general business conditions and other factors. When the Company pays dividends, it pays a dividend on each share of Common Stock equal to 115% of the amount paid on each share of Class A Common Stock. The agreements governing the Company's subordinated debt and bank debt restrict its ability to pay dividends on Common Stock and Class A Common Stock. For fiscal 2001, the terms of its Amended and Restated Senior Credit Facility generally limit the aggregate amount of all dividends the Company may pay on its common equity during that period to an amount equal to $6 million plus 7.5% of consolidated net income.

The Company's Common Stock is quoted on the Nasdaq National Market. As of September 30, 2000, there were 855 holders of record of the Company's Common Stock and 104 holders of record of the Company's Class A Common Stock. The following table sets forth prices reflecting actual sales as reported on the Nasdaq National Market, as adjusted to reflect the three-for-two split of the Company's Common Stock effected on August 19, 1999.

                                                Fiscal 2000       Fiscal 1999
                           Quarter Ended      High     Low       High     Low
                           -------------      ----     ---       ----     ---
             September....................... $40.00   $30.81    $38.50  $22.75
             June............................  38.50    28.75     33.58   19.33
             March...........................  34.88    21.63     25.50   20.83
             December........................  34.75    24.88     23.33   14.50

*There is no established public trading market for Class A Common Stock.

Item 6.  SELECTED FINANCIAL DATA.
         -----------------------

Fiscal years ended September 30,
(In thousands, except per share amounts)

                                                       2000(4)         1999           1998(5)          1997            1996(6)
                                                       ----            ----           ----             ----            ----
Net sales.......................................     $1,324,026     $1,164,954       $902,792         $683,234        $413,455
Operating income (loss).........................         98,051         76,213         48,720           28,785          (3,601)
Income (loss) from continuing operations........         48,508         31,191         16,253           10,006            (241)
     Per share assuming dilution................           2.96           2.39           1.27             0.78           (0.02)
Income (loss) from discontinued operations(1)...          2,015            ---            ---              ---          (2,859)
     Per share assuming dilution(1).............           0.12            ---            ---              ---           (0.21)
Net income (loss) (2)...........................         49,703         31,131         15,068           10,006          (3,100)
     Per share assuming dilution (2)............           3.03           2.39           1.18             0.78           (0.23)
Dividends per share:
     Class A Common Stock.......................           .300           .292           .290             .290            .290
     Common Stock...............................           .345           .336           .333             .333            .333
Total assets....................................        796,380        753,290        685,039          420,394         435,161
Expenditures for property, plant and equipment..         22,647         17,999         13,444            6,574           5,515
Depreciation....................................         12,200         10,743          9,515            9,382           8,627
Amortization of goodwill, other intangible assets
      and deferred financing costs..............         12,018         12,414          9,183            4,688             171
Net working capital.............................         70,461         43,505         41,137           50,113          67,469
Long-term debt (including current maturities)(3)        162,782        260,548        280,804          135,000         157,882
Shareholders' equity(3).........................        301,057        162,880        131,296          120,900         121,602
Book value per share(3).........................          18.06          12.70          10.39             9.70            9.39
Backlog.........................................        608,000        487,000        377,000          361,000         433,000

(1)In fiscal 2000, the Company recorded a $2,015 after-tax gain resulting from a technology transfer agreement and collection of previously written-off receivables related to the Company's former bus chassis joint venture in Mexico. In fiscal 1996, the Company incurred after-tax charges of $1,600 arising from the write-off of receivables and other obligations related to the Company's former chassis joint venture in Mexico and incurred additional warranty and other related costs of $1,259 with respect to the Company's former U.S. chassis business.

(2)Includes after-tax extraordinary charges of $820 ($0.05 per share) in 2000, $60 ($0.00 per share) in 1999 and $1,185
($0.09 per share) in 1998 related to early retirement of debt.

(3)On November 24, 1999, the Company prepaid $93,500 of term debt under its Senior Credit Facility from proceeds of the sale of 3,795,000 shares of Common Stock. On September 28, 2000, the Company amended and restated its Senior Credit Facility. See
Note 4 to Notes to Consolidated Financial Statements.

(4)On November 1, 1999 the Company acquired assets, assumed certain liabilities and entered into related non-compete agreements for Kewaunee Fabrications for $5,467 in cash. On April 28, 2000, the Company acquired for cash, all of the issued and outstanding capital stock of Viking Truck and Equipment for $1,680. See Note 3 to Notes to Consolidated Financial
Statements.

(5)On February 26, 1998, the Company acquired for cash all of the issued and outstanding capital stock of McNeilus Companies,
Inc. and entered into related non-compete and ancillary agreements for $217,581. See Note 3 to Notes to Consolidated
Financial Statements.

(6)On September 18, 1996, the Company acquired for cash all of the issued and outstanding capital stock of Pierce
Manufacturing Inc. for $156,926.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Oshkosh Truck Corporation and Subsidiaries

General

     The Company is a leading designer, manufacturer and marketer of a wide range of specialty trucks and truck bodies including concrete mixers, refuse bodies, fire and emergency vehicles and defense trucks. Under the "McNeilus" and "Oshkosh" brand names, the Company manufactures rear- and front-discharge concrete mixers and a wide range of automated rear, front, side and top loading refuse truck bodies. Under the "Pierce" brand name, the Company is among the leading domestic manufacturers of fire apparatus assembled on both custom and commercial chassis. The Company manufactures aircraft rescue and firefighting and airport snow removal vehicles under the "Oshkosh" brand name and ambulances and heavy-duty rescues under the "Medtec" brand name. The Company also manufactures defense trucks under the "Oshkosh" brand name and is the leading manufacturer of severe-duty heavy tactical trucks for the Department of Defense.

     Major products manufactured and marketed by each of the Company's business segments are as follows:

Commercial--concrete mixer systems, refuse truck bodies, portable concrete batch plants and truck components sold to ready-mix companies and commercial and municipal waste haulers in the U. S. and abroad.

Fire and emergency--commercial and custom fire trucks, aircraft rescue and firefighting trucks, snow removal trucks, ambulances and other emergency vehicles primarily sold to fire departments, airports and other governmental units in the U. S. and abroad.

Defense--heavy- and medium-payload tactical trucks and supply parts sold to the
U. S. military and to other militaries around the world.

Acquisition History

     Since 1996, the Company has selectively pursued strategic acquisitions to enhance its product offerings and diversify its business. The Company has focused its acquisition strategy on providing a full range of products to customers in specialty truck and truck body markets that are growing and where it can develop strong market positions and achieve acquisition synergies. Identified below is information with respect to these acquisitions, all of which have been accounted for using the purchase method of accounting and have been included in the Company's results of operations from the date of acquisition.

     On September 18, 1996, the Company acquired for cash all of the issued and outstanding capital stock of Pierce, a leading manufacturer and marketer of fire trucks and other emergency apparatus for $156.9 million, including acquisition costs and net of cash acquired. The acquisition was financed from borrowings under a subsequently retired bank credit facility.

     On December 19, 1997, Pierce acquired certain inventory, machinery and equipment, and intangible assets of Nova Quintech, a division of Nova Bus Corporation, for $3.6 million. Nova Quintech was engaged in the manufacture and sale of aerial devices for fire trucks.

     On February 26, 1998, the Company acquired for cash all of the issued and outstanding capital stock of McNeilus and entered into related non-compete and ancillary agreements for $217.6 million, including acquisition costs and net of cash acquired. McNeilus is a leading manufacturer and marketer of rear-discharge concrete mixers and portable concrete batch plants for the concrete placement industry and refuse truck bodies for the waste services industry in the United States. The acquisition was financed from borrowings under a Senior Credit Facility and the issuance of Senior Subordinated Notes.

     On November 1, 1999, the Company acquired the manufacturing assets of Kewaunee for $5.5 million in cash plus the assumption of certain liabilities aggregating $2.2 million. Kewaunee manufactures all of the Company's requirements for aerial devices in its fire and emergency segment. The acquisition was financed from borrowings under the Company's Senior Credit Facility.

     On April 28, 2000, the Company acquired all of the issued and outstanding capital stock of Viking for $1.7 million, including acquisition costs and net of cash acquired. The acquisition was financed from borrowings under the Company's Senior Credit Facility.

     On October 30, 2000, the Company acquired all of the issued and outstanding capital stock of Medtec and an affiliate and certain related assets for $14.5 million in cash, including acquisition costs and net of cash acquired. Medtec is a U.S. manufacturer of custom ambulances and rescue vehicles with annual sales of approximately $22 million. The acquisition of Medtec will be accounted for using the purchase method of accounting and, accordingly, the operating results of Medtec will be included in the Company's consolidated statements of income beginning October 30, 2000 as part of the Company's fire and emergency segment. The acquisition was financed from available cash and borrowings under the Company's Amended and Restated Senior Credit Facility.

Results of Operations

Analysis of Consolidated Net Sales--Three Years Ended September 30, 2000

     The following table presents net sales by business segment (in thousands):

                                                                               Fiscal Year Ended September 30,
                                                                    2000                     1999                    1998
                                                                    ----                     ----                    ----
Net sales to unaffiliated customers:
    Commercial.......................................           $    658,329             $    607,678             $    354,165
    Fire and emergency...............................                390,659                  336,241                  301,181
    Defense..........................................                275,841                  222,535                  247,956
    Corporate and other..............................                   (803)                  (1,500)                    (510)
                                                                ------------             ------------             ------------
        Consolidated.................................           $  1,324,026             $  1,164,954             $    902,792
                                                                ============             ============             ============

     The following table presents net sales by geographic region based on product shipment destination (in thousands):

                                                                               Fiscal Year Ended September 30,
                                                                    2000                     1999                    1998
                                                                    ----                     ----                    ----
Net sales:
    United States........................................       $  1,221,548             $  1,113,214             $    857,310
    Other North America..................................              7,429                    7,822                    4,678
    Middle East..........................................             68,317                   21,713                   16,889
    Other................................................             26,732                   22,205                   23,915
                                                                ------------             ------------             ------------
        Consolidated.....................................       $  1,324,026             $  1,164,954             $    902,792
                                                                ============             ============             ============

FISCAL 2000 COMPARED TO FISCAL 1999

     Consolidated net sales increased $159.1 million, or 13.7%, to $1,324.0 million in fiscal 2000 compared to fiscal 1999 with approximately one-third of the overall sales growth being generated by each of the Company's three segments
- defense, fire and emergency and commercial.

     Commercial segment net sales increased $50.7 million, or 8.3%, in fiscal 2000 compared to fiscal 1999. Sales increases were balanced across the entire segment, which includes front- and rear-discharge concrete mixers, batch plants, concrete placement parts and service, refuse packers and refuse parts and service.

     Fire and emergency segment sales increased $54.4 million, or 16.2%, in fiscal 2000 compared to fiscal 1999. Traditional fire truck sales accounted for 78.1% of the current year increase, with sales up across all categories, including custom and commercial pumpers, aerials, heavy duty rescues and parts sales and service. The Company experienced particular success in the launch of its new Contender Series of commercial fire trucks. A $17.8 million reduction in international fire truck sales in fiscal 2000 compared to fiscal 1999 was partially offset by a $7.2 million increase in international sales of ARFF vehicles. Fiscal 1999 sales included final shipments under a large, multi-unit fire truck order which was shipped to the Middle East in fiscal 1998 and 1999.

     Defense segment net sales increased $53.3 million, or 24.0%, in fiscal 2000 compared to fiscal 1999. Approximately one-half of the current year sales increase was due to start-up of low rate initial production of the MTVR truck, which began early in fiscal

2000. International shipments increased $53.7 million as a result of several large orders to Middle East customers. Increased international vehicle sales and domestic parts sales offset reductions in domestic, heavy-payload vehicle sales.

FISCAL 1999 COMPARED TO FISCAL 1998

     Consolidated net sales increased $262.2 million, or 29.0%, to $1,165.0 million in fiscal 1999 compared to fiscal 1998. Fiscal 1998 results included seven months of operations of McNeilus, which was acquired in February 1998, while fiscal 1999 results included a full twelve months of McNeilus operations. On a pro forma basis, assuming McNeilus had been acquired at the beginning of fiscal 1998, net sales increased $124.0 million, or 11.9%, in fiscal 1999 compared to fiscal 1998.

     Commercial segment net sales increased $253.5 million, or 71.6%, in fiscal 1999 compared to fiscal 1998. Strong end markets in the concrete placement industry, the introduction of a new cab and mixer package for Oshkosh's front-discharge concrete mixer, and sales, marketing and distribution synergies created through the acquisition of McNeilus contributed to a 24% increase in concrete mixer sales compared to prior year pro forma sales. Refuse truck and truck body sales increased 36% compared to pro forma 1998 sales, generally as a result of commercial waste haulers accelerating the replacement of refuse packers in their fleets and as a result of McNeilus increasing sales penetration with both commercial and municipal accounts.

     Fire and emergency segment net sales increased $35.1 million, or 11.6%, in fiscal 1999 compared to fiscal 1998. Pierce comprises the largest share of this segment and has increased its sales at a compound annual growth rate of 11% since 1980. Pierce's sales increased 10.2% in fiscal 1999 compared to fiscal 1998, generally as a result of strong market demand, expanding international sales and new product introductions.

     Defense segment net sales decreased $25.4 million, or 10.3%, in fiscal 1999 compared to fiscal 1998. Defense sales declined due to the trend of lower heavy military truck spending in the federal budget and the completion of the ISO-Compatible Palletized Flatrack ("IPF") contract in fiscal 1998, which had fiscal 1998 sales of $32.0 million.

Analysis of Consolidated Operating Income--Three Years Ended September 30, 2000

     The following table presents operating income by business segment (in thousands):

                                                                               Fiscal Year Ended September 30,
                                                                    2000                     1999                    1998
                                                                    ----                     ----                    ----
Operating income (loss):
    Commercial.......................................           $     54,654             $     48,995             $     19,317
    Fire and emergency...............................                 32,922                   26,758                   25,581
    Defense..........................................                 30,119                   22,878                   22,680
    Corporate and other..............................                (19,644)                 (22,418)                 (18,858)
                                                                ------------             ------------             ------------
        Consolidated.................................           $     98,051             $     76,213             $     48,720
                                                                ============             ============             ============

FISCAL 2000 COMPARED TO FISCAL 1999

     Consolidated operating income increased $21.8 million, or 28.7%, in fiscal 2000 compared to fiscal 1999. Consolidated operating income divided by consolidated sales ("operating income margin") increased from 6.5% in fiscal 1999 to 7.4% in fiscal 2000.

     Commercial segment operating income increased $5.7 million, or 11.6%, in fiscal 2000 compared to fiscal 1999. Operating income margins increased to 8.3% of segment sales in fiscal 2000 compared to 8.1% in fiscal 1999. Higher front-discharge concrete mixer margins resulting from material cost reduction efforts and lower manufacturing overhead costs as a result of increased defense business volume were partially offset by production inefficiencies associated with the $8.3 million facilities expansion at the McNeilus Dodge Center location which was completed in September 2000. In fiscal 2000, the commercial segment experienced workforce-related health claims in excess of historical rates of occurrence. Management does not expect these rates of occurrence to continue. Expense related to these claims was offset by reductions of expense due to settlement in fiscal 2000 of unrelated litigation.

     Fire and emergency segment operating income increased $6.2 million, or 23.0%, in fiscal 2000 compared to fiscal 1999. Operating income margins increased to 8.4% of segment sales in fiscal 2000 compared to 8.0% in fiscal 1999. The acquisition of Kewaunee contributed 0.2 percentage points to the segment operating income margin. Improved gross margins of the Company's

ARFF and snow removal vehicles resulting from cost reduction efforts and manufacturing efficiencies contributed most of the remaining improvement in the segment operating income margin.

     Defense segment operating income margins increased $7.2 million, or 31.7%, in fiscal 2000 compared to fiscal 1999. Operating income margins increased to 10.9% of segment sales in fiscal 2000 compared to 10.3% in fiscal 1999. Favorable product mix (more higher-margin U.S. heavy-payload trucks and higher international sales), the favorable impact of increased sales volume on fixed manufacturing overhead costs and lower operating expenses offset the impact of $26.2 million in MTVR sales at lower gross margins.

     Corporate and other expenses decreased $2.8 million to $19.6 million, or 1.5% of consolidated net sales, from $22.4 million, or 1.9% of consolidated net sales, in fiscal 1999. Excluding the $3.5 million charge in fiscal 1999 in connection with the settlement of litigation, corporate and other expenses were up $0.7 million, or 3.8%.

FISCAL 1999 COMPARED TO FISCAL 1998

     Consolidated operating income increased $27.5 million, or 56.4%, in fiscal 1999 compared to fiscal 1998. Fiscal 1998 results included seven months of operations of McNeilus, while fiscal 1999 results included a full twelve months of McNeilus operations. Fiscal 1999 consolidated operating income increased $18.1 million, or 31.2% over pro forma fiscal 1998 consolidated operating income, assuming McNeilus had been acquired at the beginning of fiscal 1998.

     Commercial segment operating income increased $29.7 million, or 153.6%, in fiscal 1999 compared to fiscal 1998. On a pro forma basis, assuming McNeilus had been acquired at the beginning of fiscal 1998, operating income increased $20.3 million, or 70.7%, in fiscal 1999 compared to fiscal 1998. Operating income margin increased to 8.1% of commercial segment sales in fiscal 1999 compared to 5.5% of commercial segment sales in fiscal 1998. Increased concrete mixer unit volume and manufacturing, purchasing and distribution synergies generated as a result of the acquisition of McNeilus contributed to the improvement in the operating income margin. Also, fiscal 1998 results included a $1.9 million charge related to an impairment loss on previously-acquired concrete mixer technology.

     Fire and emergency segment operating income increased $1.2 million, or 4.6%, in fiscal 1999 compared to fiscal 1998. The operating income margin decreased from 8.5% in fiscal 1998 to 8.0% in fiscal 1999. Benefits of increased sales volume were offset by short-term production inefficiencies following the installation at Pierce of the final modules of a new enterprise-wide resource planning system during the third quarter of fiscal 1999. By the end of September 1999, Pierce had significantly reduced those production inefficiencies.

     Defense segment operating income was comparable in fiscal 1999 and fiscal 1998 ($0.2 million increase in fiscal 1999). However, the operating income margin increased from 9.1% in fiscal 1998 to 10.3% in fiscal 1999. Fiscal 1998 results included the low margin IPF contract and bid-and-proposal costs on the MTVR contract.

     Corporate and other expenses increased $3.6 million to $22.4 million, or 1.9% of consolidated net sales, from $18.9 million, or 2.1% of consolidated net sales, in fiscal 1998. Fiscal 1999 results included a $3.5 million charge in connection with the settlement of litigation.

Analysis of Non-operating Income Statement Items--Three Years Ended September 30, 2000

FISCAL 2000 COMPARED TO FISCAL 1999

     Interest expense decreased $5.8 million, or 21.6%, in fiscal 2000 compared to fiscal 1999. Interest expense was reduced approximately $6.0 million as the Company paid down $93.5 million of term debt following a November 1999 secondary equity offering. Interest on borrowings to fund the Kewaunee and Viking acquisitions, higher working capital requirements associated with overall sales growth and higher interest rates contributed to increased interest expense, exclusive of the impact of the equity offering.

     The provision for income taxes in fiscal 2000 was $31.3 million, or 39.9% of pre-tax income, compared to $21.3 million, or 41.8% of pre-tax income, in fiscal 1999. The effective tax rate was impacted by nondeductible goodwill amortization of $5.4 million in fiscal 2000 and $5.5 million in fiscal 1999 related to the acquisitions of McNeilus and Pierce. Excluding the effects of nondeductible goodwill amortization, the Company's effective tax rate decreased from 38.0% in fiscal 1999 to 37.4% in fiscal 2000 as a result of certain research and development tax credits claimed in fiscal 2000.

     Net of tax equity in earnings of an unconsolidated lease financing partnership of $1.2 million in fiscal 2000 was down from $1.5 million in fiscal 1999. The Company's share of pre-tax earnings of the partnership declined from 65% in fiscal 1999 to 59% in fiscal 2000 as the Company's equity in the partnership continues to decline from approximately 70% at formation in fiscal 1998 to 53% currently. Ultimately, the Company and its other partner will each share 50/50 in the earnings of the partnership as the original "contributed" lease portfolio runs off and is replaced with leases originated subsequent to the formation of the partnership, in which each partner has a 50% interest.

     Gain on disposal of discontinued operations of $3.2 million, less income taxes of $1.2, or $2.0 million in fiscal 2000 relates to a technology transfer agreement and collection of previously written-off receivables from a foreign affiliate. The Company exited this business in fiscal 1995.

     The $0.8 million after-tax extraordinary charge in fiscal 2000 relates to the write-off of deferred financing costs for that portion of debt prepaid during the year.

FISCAL 1999 COMPARED TO FISCAL 1998

     Interest expense increased $5.3 million, or 24.4%, in fiscal 1999 compared to fiscal 1998. Increased interest expense generally relates to indebtedness incurred in connection with the McNeilus acquisition being outstanding for a full twelve months in fiscal 1999 compared to only seven months in fiscal 1998. Interest expense as a percent of net sales dropped to 2.3% in fiscal 1999 compared to 2.4% in fiscal 1998 as the Company paid down debt during fiscal 1999.

     The provision for income taxes in fiscal 1999 was $21.3 million, or 41.8% of pre-tax income, compared to $12.7 million, or 44.2% of pre-tax income, in fiscal 1998. The effective tax rate was impacted by nondeductible goodwill amortization of $5.5 million in fiscal 1999 and $4.2 million in fiscal 1998 related to the acquisitions of McNeilus and Pierce. Excluding the effects of nondeductible goodwill amortization, the Company's effective tax rate decreased from 39.1% in fiscal 1998 to 38.0% in 1999, generally as a result of a more efficient state tax structure associated with the McNeilus acquisition.

     Equity in earnings of an unconsolidated lease financing partnership of $1.5 million in fiscal 1999 included a full twelve months of the Company's share of the after-tax income of the lease financing partnership. Fiscal 1998 equity in earnings of $0.3 million included seven months of operations of the lease financing partnership since its formation in February 1998, which was offset by the Company's share of the write-off of organization costs ($1.5 million pre-tax, $0.9 million after-tax) in accordance with the issuance of a new accounting standard.

     The $0.1 million extraordinary charge in fiscal 1999 and the $1.2 million extraordinary charge in fiscal 1998 related to the write-off of deferred financing costs for that portion of debt prepaid during the respective fiscal year.

Financial Condition

Fiscal Year Ended September 30, 2000

     During fiscal 2000, cash and cash equivalents increased by $8.4 million to $13.6 million at September 30, 2000. Cash provided from operating activities of $49.7 million was used to fund capital expenditures of $22.6 million, to repay $12.2 million of indebtedness under the Company's revolving credit facility (including $7.2 million of current year advances used to fund the acquisitions of Viking and Kewaunee) and to pay dividends of $5.4 million.

     The Company's debt-to-total capital ratio at September 30, 2000 was 35.1%. Debt-to-total capital may vary from time to time to the extent that the Company uses debt to fund acquisitions.

Fiscal Year Ended September 30, 1999

     During fiscal 1999, cash increased by $1.5 million to $5.1 million at September 30, 1999. Cash provided from operating activities of $39.0 million along with a $3.4 million reduction in other long-term assets was used to fund capital expenditures of $18.0 million, reduce indebtedness by $20.3 million (including $15.8 million of debt prepayments) and pay dividends of $4.2 million. Cash provided from operating activities in fiscal 1999 was impacted by a $49.3 million increase in inventory. The increase in inventory is primarily the result of the timing of truck chassis purchases at McNeilus.

     The Company's debt-to-total-capital ratio at September 30, 1999 was 61.5%. In November 1999, the Company completed a secondary offering of 3,795,000 shares of Common Stock at $26.00 per share, before commissions and expenses. Proceeds to the Company from the offering, net of underwriting discounts and commissions, were used to prepay $93.5 million of term debt under the Company's Senior Credit Facility. The Company's pro forma debt-to-total-capital ratio at September 30, 1999, after giving effect to the debt prepayment from proceeds of the Company's November 1999 equity offering, was 39.5%.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $13.6 million and approximately $158.1 million of unused availability under the terms of its Amended and Restated Senior Credit Facility (See Note 4 to Notes to Consolidated Financial Statements) as of September 30, 2000. On October 30, 2000, the Company used available cash and borrowings under its Amended and Restated Senior Credit Facility to acquire all of the issued and outstanding capital stock of Medtec for approximately $14.5 million, including acquisition costs and net of cash acquired. The Company's primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends and, potentially, future acquisitions. The primary sources of cash are expected to be cash flow from operations and borrowings under the Company's Amended and Restated Senior Credit Facility. Based upon current and anticipated future operations, management believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2001, including the working capital requirements associated with the ramp-up to full-rate production under the MTVR contract and the acquisition of Medtec.

     The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to changes in working capital requirements arising principally from seasonal fluctuations in sales.

     The Company's Amended and Restated Senior Credit Facility and Senior Subordinated Notes contain various restrictions and covenants that could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital or to take advantage of business opportunities, including future acquisitions.

     The Company's Amended and Restated Senior Credit Facility accrues interest at variable rates. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

     Capital expenditures are expected to approximate $23 million in fiscal
2001.

Fiscal 2001 Outlook

     The Company expects consolidated sales growth of approximately $156 million in fiscal 2001 to $1,480 million. The Company estimates that consolidated operating income margins will improve one-half of a percentage point over fiscal 2000 levels and will yield consolidated operating income of approximately $117 to $119 million in fiscal 2001. The Company anticipates consolidated income from continuing operations of approximately $60 million in fiscal 2001, or a 23% increase compared to fiscal 2000. The Company expects earnings per share from continuing operations assuming dilution to increase to approximately $3.45 in fiscal 2001.

     The Company estimates that commercial segment sales will decline 4.2% in fiscal 2001. The Company believes this decline will primarily be the result of a slowing of concrete placement orders and lower backlogs, due to higher mortgage rates and lower housing starts. The Company anticipates this decline will be offset in part by growth in refuse sales as a result of increased purchases by large commercial waste haulers. The Company expects commercial operating income to expand to $60 to $62 million and refuse margins to double as a result of manufacturing efficiencies the Company anticipates in McNeilus' refuse products due to the facility expansion completed in fiscal 2000.

     The Company expects fire and emergency segment sales to increase 12.7% to $440 million in fiscal 2001 with approximately $20 million of the increase resulting from the Medtec acquisition. The Company anticipates this growth rate will be less than in fiscal 2000 because ARFF sales may be less in fiscal 2001 due to lower international bid activity and because of one more year of limited snowfall affecting the Company's snow plow and blower business. The Company estimates that fire and emergency operating income will increase 40% to $45 to $47 million in fiscal 2001 as a result of cost reduction initiatives, recovery from enterprise resource planning ("ERP") system-related inefficiencies and the Medtec acquisition.

     The Company estimates that defense segment sales will increase to approximately $410 million largely due to an anticipated $115 million increase in MTVR vehicle sales, plus higher parts sales. This projected level of sales assumes production levels under the MTVR contract will begin to increase to "full-rate" production following the passage of certain vehicle performance milestones, which the Company expects to occur in early 2001. The Company believes defense operating income will increase modestly to $30 to $31 million. The Company expects increased sales of lower-margin MTVR trucks combined with increased engineering and bid and proposal costs in connection with the FMTV proposal effort to contribute to these results.

     Corporate and other expenses are expected to be flat in fiscal 2001 compared to fiscal 2000.

     The expectations with respect to projected sales, costs and earnings in this "Fiscal 2001 Outlook" are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, the Company's ability to achieve cost reductions in the fire and emergency segment; the amount of costs for the Company to bid for the FMTV program; the completion of performance milestones in early 2001 and commencement of full-rate production for the MTVR program without delays or failures; the Company's estimates for fiscal 2001 concrete placement activity and related mortgage rates and housing starts and capital expenditures of large commercial refuse haulers and municipalities; the Company's ability to double margins in refuse packer manufacturing; and that the Company does not complete any acquisitions beyond the Medtec acquisition. Although the Company believes such assumptions are reasonable, there can be no assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company's ability to achieve the forward-looking statement.

New Accounting Standards

     The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137. Provisions of these standards are required to be adopted in years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended, on October 1, 2000. The impact on the Company of adoption will be a charge to fiscal 2001 earnings of less than $0.1 million. This charge will be recorded by the Company in the first quarter of fiscal 2001.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, which deals with revenue recognition issues. SAB No. 101 (as modified by SAB No. 101 A and B) is required to be adopted by the Company no later than the fourth quarter of fiscal 2001. Management does not anticipate that the adoption of SAB No. 101, 101A or 101B will have a significant effect on the results of operations or on the financial position of the Company.

Financial Market Risk

     The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

INTEREST RATE RISK

     The Company's interest expense is sensitive to changes in the interest rates in the U.S. and off-shore markets. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company's long-term borrowing under its Amended and Restated Senior Credit Facility. The Company has not historically utilized derivative securities to fix variable rate interest obligations or to make fixed-rate interest obligations variable. If short-term interest rates averaged two percent more in fiscal 2001 than in fiscal 2000, the Company's interest expense would increase, and pre-tax income would decrease by approximately $1.7 million. Similarly, if interest rates increased by two percent, the fair value of the Company's $100 million fixed rate, long-term notes at September 30, 2000 would decrease by approximately $9.4 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, but do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to mitigate the Company's exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in the Company's financial structure other than as noted.

FOREIGN CURRENCY RISK

     The Company's operations consist of manufacturing in the U. S. and sales activities in the U. S. and in various foreign jurisdictions. Export sales were less than eight percent of overall net sales in fiscal 2000. Generally, the Company purchases materials and components denominated in U.S. dollars and attempts to seek payment in U. S. dollars for large multi-unit sales contracts which span several months or years.

     The Company's earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies primarily as a result of euro-denominated purchases of component parts from a European supplier (approximately 14.0 million euros in annual requirements, or approximately $12.3 million based on the exchange rate as of September 30, 2000) and, to a lesser extent, to hedge customer orders denominated in currencies other than the U.S. dollar. Forward foreign exchange contracts may be used to partially hedge against the earnings effects of such fluctuations. At September 30, 2000, the Company had the following foreign currency denominated firm sales commitments and purchase obligations and forward foreign exchange contracts outstanding with the fair value gain (loss) as shown:

                                                  Weighted Average
                                                    Contract Rate              Fair Value
                                    Notional         (US$/Foreign            Gain (Loss) At
              Description            Value            Currency)            September 30, 2000
              -----------            -----            ---------            ------------------
                                 (in thousands)                         (in thousands of U.S. $)
Firmly committed sales
  contracts denominated in
  Canadian $                           532
Forward contracts to sell
  Canadian $ for US $                  532               .678                  $  6
Firmly committed purchase
  obligations denominated in
  euros                              4,804
Forward contracts to buy
  euros for US $                     4,804               .912                  (125)

All of the above contracts expire within the next five months.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The information under the caption "Management's Discussion and Analysis
- Financial Market Risk" contained in Item 7 of this Form 10-K is hereby incorporated by reference in answer to this item.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Oshkosh Truck Corporation

We have audited the accompanying consolidated balance sheet of Oshkosh Truck Corporation (the "Company") as of September 30, 2000 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2000 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV, Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/S/ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
October 23, 2000, except for Note 15,
as to which the date is October 30, 2000

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Oshkosh Truck Corporation

We have audited the accompanying consolidated balance sheet of Oshkosh Truck Corporation (the "Company") as of September 30, 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index of Item 14(a) for each of the two years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 1999 and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, for each of the two years in the period ended September 30, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Milwaukee, Wisconsin                           /S/ERNST & YOUNG LLP
October 23, 1999

                                      OSHKOSH TRUCK CORPORATION

                                  Consolidated Statements of Income
                                                                     Fiscal Year Ended September 30,
                                                                     -------------------------------
                                                                   2000           1999           1998
                                                                   ----           ----           ----
                                                                (In thousands, except per share amounts)
Net sales.................................................       $1,324,026     $1,164,954      $ 902,792
Cost of  sales............................................        1,121,092        991,573        776,756
                                                                -----------    -----------      ---------
     Gross income.........................................          202,934        173,381        126,036

Operating expenses:
     Selling, general and administrative..................           93,724         85,996         69,001
     Amortization of goodwill and other intangibles.......           11,159         11,172          8,315
                                                                -----------    -----------      ---------
           Total operating expenses.......................          104,883         97,168         77,316
                                                                -----------    -----------      ---------

Operating income..........................................           98,051         76,213         48,720

Other income (expense):
    Interest expense......................................          (20,956)       (26,744)       (21,490)
    Interest income.......................................              893            760          1,326
    Miscellaneous, net....................................              661            730             92
                                                                -----------    -----------      ---------
                                                                    (19,402)       (25,254)       (20,072)
                                                                -----------    ------------     ---------
Income before items noted below...........................           78,649         50,959         28,648
Provision for income taxes................................           31,346         21,313         12,655
                                                                -----------    -----------      ---------
                                                                     47,303         29,646         15,993
Equity in earnings of unconsolidated partnership, net of
   income taxes of $738, $948 and $167....................            1,205          1,545            260
                                                                -----------    -----------      ---------
Income from continuing operations.........................           48,508         31,191         16,253
Gain on disposal of discontinued operations, net of
    income taxes of $1,235................................            2,015             --             --
Extraordinary charge for early retirement of debt, net of
   income tax benefit of $503, $37 and $757...............             (820)           (60)        (1,185)
                                                                -----------    -----------      ---------
Net income................................................      $    49,703    $    31,131      $  15,068
                                                                ===========    ===========      =========

Earnings (loss) per share:
    Continuing operations.................................      $      3.01    $      2.45      $    1.29
    Discontinued operations...............................             0.13             --             --
    Extraordinary item....................................            (0.05)            --          (0.09)
                                                                -----------    -----------      ---------
    Net income............................................      $      3.09    $      2.45      $    1.20
                                                                ===========    ===========      =========

Earnings (loss) per share assuming dilution:
    Continuing operations.................................      $      2.96    $      2.39      $    1.27
    Discontinued operations...............................             0.12             --             --
    Extraordinary item....................................            (0.05)            --          (0.09)
                                                                -----------    -----------      ---------
    Net income............................................      $      3.03    $      2.39      $    1.18
                                                                ===========    ===========      =========

                             See accompanying notes.

                                        OSHKOSH TRUCK CORPORATION

                                       Consolidated Balance Sheets
                                                                                     September 30,
                                                                                  2000             1999
                                                                                  ----             ----
                                                                              (In thousands, except share
Assets                                                                           and per share amounts)
Current assets:
    Cash and cash equivalents.............................................       $ 13,569         $  5,137
    Receivables, net......................................................        106,805           93,186
    Inventories...........................................................        194,931          198,446
    Prepaid expenses......................................................          5,424            4,963
    Deferred income taxes.................................................         14,708           14,558
                                                                                 --------         --------
       Total current assets...............................................        335,437          316,290
Investment in unconsolidated partnership..................................         15,179           12,335
Other long-term assets....................................................         16,274           11,824
Property, plant and equipment:
    Land and land improvements............................................          8,359            7,885
    Equipment on operating lease to others................................         11,915               --
    Buildings.............................................................         69,494           64,246
    Machinery and equipment...............................................        111,591           90,637
    Construction in progress..............................................          5,148            5,850
                                                                                 --------         --------
                                                                                  206,507          168,618
    Less accumulated depreciation.........................................        (87,748)         (75,598)
                                                                                 --------         --------
       Net property, plant and equipment..................................        118,759           93,020
Goodwill and other intangible assets, net.................................        310,731          319,821
                                                                                 --------         --------
Total assets..............................................................       $796,380         $753,290
                                                                                 ========         ========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable......................................................       $ 84,215         $ 84,727
    Floor plan notes payable..............................................         23,925           26,616
    Customer advances.....................................................         59,996           68,364
    Payroll-related obligations...........................................         23,465           20,990
    Accrued warranty......................................................         16,320           14,623
    Other current liabilities.............................................         48,511           52,206
    Revolving credit facility and current maturities of long-term debt....          8,544            5,259
                                                                                 --------         --------
         Total current liabilities........................................        264,976          272,785
Long-term debt............................................................        154,238          255,289
Deferred income taxes.....................................................         46,414           44,265
Other long-term liabilities...............................................         29,695           18,071
Commitments and contingencies.............................................
Shareholders' equity:
    Preferred Stock, $.01 par value; authorized - 2,000,000 shares;
        none issued and outstanding.......................................             --               --
    Class A Common Stock, $.01 par value; authorized - 1,000,000 shares;
        issued - 422,207 in 2000 and 425,985 in 1999......................              4                4
    Common Stock, $.01 par value; authorized 60,000,000 shares;
        issued - 17,409,822 in 2000 and 13,611,044 in 1999................            174              136
    Paid-in capital.......................................................        109,740           15,997
    Retained earnings.....................................................        201,791          157,810
    Common Stock in treasury, at cost: 1,163,872 shares in 2000 and
        1,206,874 shares in 1999..........................................        (10,652)         (11,067)
                                                                                 --------         --------
        Total shareholders' equity........................................        301,057          162,880
                                                                                 --------         --------
Total liabilities and shareholders' equity................................       $796,380         $753,290
                                                                                 ========         ========

                             See accompanying notes.

                                            OSHKOSH TRUCK CORPORATION

                                 Consolidated Statements of Shareholders' Equity

                                                                                         Common     Minimum
                                                                                        Stock in    Pension
                                                    Common      Paid-In     Retained    Treasury    Liability
                                                     Stock      Capital     Earnings     at Cost    Adjustment      Total
                                                  ----------  ----------   ----------  ----------   -----------  ----------
                                                                (In thousands, except share and per share amounts)
Balance at September 30, 1997..................        $140      $13,544    $ 120,085   $ (12,869)    $    --     $120,900
Comprehensive income:
    Net income.................................          --           --       15,068          --          --       15,068
    Minimum pension liability adjustment (net
         of tax benefit of $1,153).............          --           --           --          --      (1,804)      (1,804)
                                                                                                                  --------
        Comprehensive income...................                                                                     13,264
Cash dividends:
    Class A Common Stock
        ($.29000 per share)....................          --           --         (153)         --          --         (153)
    Common Stock ($.33333 per share)...........          --           --       (4,041)         --          --       (4,041)
Purchase of Common Stock for treasury..........          --           --           --      (1,424)         --       (1,424)
Exercise of stock options......................          --          255           --       1,207          --        1,462
Tax benefit related to stock options exercised.          --          468           --          --          --          468
Issuance of Common Stock under incentive
    compensation plan..........................          --          398           --         422          --          820
                                                       ----      -------    ---------   ---------     -------    ---------
Balance at September 30, 1998..................         140       14,665      130,959     (12,664)     (1,804)     131,296
Comprehensive income:
    Net income.................................          --           --       31,131          --          --       31,131
    Minimum pension liability adjustment (net
         of tax benefit of $1,153).............          --           --           --          --       1,804        1,804
                                                                                                                  --------
        Comprehensive income...................                                                                     32,935
Cash dividends:
    Class A Common Stock
        ($.29250 per share)....................          --           --         (125)         --          --         (125)
    Common Stock ($.33625 per share)...........          --           --       (4,155)         --          --       (4,155)
Exercise of stock options......................          --         (156)          --       1,597          --        1,441
Tax benefit related to stock options exercised.          --        1,496           --          --          --        1,496
Other..........................................          --           (8)          --          --          --           (8)
                                                       ----      -------    ---------   ---------     -------    ----------
Balance at September 30, 1999..................         140       15,997      157,810     (11,067)         --      162,880
Net income and comprehensive income............          --           --       49,703          --          --       49,703
Cash dividends:
    Class A Common Stock
        ($.30000 per share)....................          --           --         (127)         --          --         (127)
    Common Stock ($.34500 per share)...........          --           --       (5,595)         --          --       (5,595)
Exercise of stock options......................          --          (55)          --         415          --          360
Net proceeds of Common Stock offering..........          38       93,364           --          --          --       93,402
Tax benefit related to stock options exercised.          --          434           --          --          --          434
                                                       ----      -------    ---------   ---------     -------    ---------
Balance at September 30, 2000..................        $178     $109,740    $ 201,791   $ (10,652)    $    --    $ 301,057
                                                       ====     ========    =========   ==========    =======    =========

                             See accompanying notes.

                                     OSHKOSH TRUCK CORPORATION

                              Consolidated Statements of Cash Flows
                                                                   Fiscal Year Ended September 30,
                                                                   2000         1999         1998
                                                               -----------  -----------  -----------
                                                                          (In thousands)
Operating activities:
Income from continuing operations...........................      $ 48,508     $ 31,191     $ 16,253
Provision for impairment of assets..........................            --           --        5,800
Depreciation and amortization...............................        24,218       23,157       18,698
Gain from sale of investments...............................            --           --       (3,375)
Deferred income taxes.......................................         2,277       (3,370)          26
Equity in earnings of unconsolidated partnership............        (1,943)      (2,493)        (427)
(Gain) loss on disposal of property, plant and
      equipment.............................................           (12)          59          122
Changes in operating assets and liabilities:
    Receivables, net........................................        (9,702)     (12,204)      20,900
    Inventories.............................................        11,250      (49,255)       9,958
    Prepaid expenses........................................          (436)      (1,195)        (260)
    Other long-term assets..................................        (3,664)      (2,017)         725
    Accounts payable........................................        (7,802)      19,556          956
    Floor plan notes payable................................        (2,691)      14,971      (11,377)
    Customer advances.......................................       (10,556)      23,449       10,718
    Payroll-related obligations.............................         1,639        1,582          452
    Accrued warranty........................................         1,624       (2,264)      (1,883)
    Other current liabilities...............................        (3,250)      (2,875)       9,778
    Other long-term liabilities.............................           223          756        2,877
                                                                  --------     --------     --------
        Net cash provided from operating activities                 49,683       39,048       79,941
Investing activities:
Acquisitions of businesses, net of cash acquired............        (7,147)          --     (221,144)
Additions to property, plant and equipment..................       (22,647)     (17,999)     (13,444)
Proceeds from sale of investments...........................            --           --        3,375
Proceeds from sale of property, plant and equipment.........            52          158        1,524
Decrease (increase) in other long-term assets...............        (2,417)       3,357        1,072
                                                                  --------     --------     --------
      Net cash used for investing activities................       (32,159)     (14,484)    (228,617)
Net cash provided from (used for) discontinued operations            2,015           --       (1,093)
Financing activities:
Net borrowings (repayments) under revolving credit facility.        (5,000)      (1,000)       6,000
Proceeds from issuance of long-term debt....................        30,913           --      325,000
Repayment of long-term debt.................................      (124,595)     (19,256)    (188,049)
Debt issuance costs.........................................          (795)          --       (8,641)
Proceeds from Common Stock offering.........................        93,736           --           --
Costs of Common Stock offering..............................          (334)          --           --
Purchase of Common Stock and proceeds from
    exercise of stock options, net..........................           360        1,433           38
Dividends paid..............................................        (5,392)      (4,226)      (4,176)
                                                                  --------     --------     --------
    Net cash provided from (used for) financing
        activities..........................................       (11,107)     (23,049)     130,172
                                                                  --------     --------     --------
Increase (decrease) in cash and cash equivalents............         8,432        1,515      (19,597)
Cash and cash equivalents at beginning of year..............         5,137        3,622       23,219
                                                                  --------     --------     --------
Cash and cash equivalents at end of year....................      $ 13,569     $  5,137     $  3,622
                                                                  ========     ========     ========

Supplemental disclosures:
    Cash paid for interest (net of amount capitalized)......      $ 22,148     $ 26,142     $ 17,240
    Cash paid for income taxes..............................        22,438       26,859       11,097

                             See accompanying notes.

                            OSHKOSH TRUCK CORPORATION

                   Notes to Consolidated Financial Statements
                               September 30, 2000
               (In thousands, except share and per share amounts)

1.   Summary of Significant Accounting Policies

     Operations -- Oshkosh Truck Corporation and its wholly-owned subsidiaries (the "Company" or "Oshkosh") is a leading manufacturer of a wide variety of medium and heavy duty specialized trucks and truck bodies predominately for the U.S. market. The Company sells its products into three principal truck markets -- commercial, fire and emergency, and defense. The Company's commercial truck business is principally conducted through its wholly-owned subsidiary, McNeilus Companies, Inc. ("McNeilus"). The Company's fire and emergency business is principally conducted through its wholly-owned subsidiary, Pierce Manufacturing Inc. ("Pierce"). The defense business and certain fire and emergency and commercial truck businesses are conducted through the operations of the parent company. McNeilus is one of two general partners in Oshkosh/McNeilus Financial Services Partnership ("OMFSP"), which provides lease financing to the Company's customers. Each of the two general partners have identical participating and protective rights and responsibilities and, accordingly, the Company accounts for its equity interest in OMFSP of 53% at September 30, 2000 and 57% at September 30, 1999, under the equity method.

     Principles of Consolidation and Presentation -- The consolidated financial statements include the accounts of Oshkosh Truck Corporation and all of its wholly-owned subsidiaries and are prepared in conformity with U.S. generally accepted accounting principles. The Company records its interest in OMFSP under the equity method. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, consisting principally of time deposits and money market instruments, totaled $13,000 and $2,150 at September 30, 2000 and 1999, respectively. The cost of these securities, which are considered "available for sale" for financial reporting purposes, approximates fair value at September 30, 2000 and 1999.

     Receivables -- Receivables consist of amounts billed and currently due from customers and unbilled costs and accrued profits related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers.

     Inventories -- The Company values approximately 85% of its inventories at the lower of cost, computed on the last-in, first-out ("LIFO") method, or market. The remaining inventories are valued at the lower of cost, computed on the first-in, first-out ("FIFO") method, or market. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $10,988 and $9,716 at September 30, 2000 and 1999, respectively.

     Property, Plant and Equipment -- Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets using accelerated and straight-line methods. The estimated useful lives range from 10 to 40 years for buildings and improvements, from 4 to 25 years for machinery and equipment and from 3 to 10 years for capitalized software and related costs. Depreciation expense was $12,200, $10,743 and $9,515 in fiscal 2000, 1999 and 1998, respectively. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company capitalized interest of $270 in fiscal 2000. There was no capitalized interest in fiscal 1999 or 1998. Equipment on operating lease to others represents the cost of vehicles sold to customers for which the Company has guaranteed the residual value. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic life of 10 years. Cost less accumulated depreciation for equipment on operating lease at September 30, 2000 was $11,309.

     Other Long-Term Assets -- Other long-term assets include deferred financing costs, which are amortized using the interest method over the term of the debt, prepaid funding of pension costs, certain investments and deferred charges. Deferred charges include certain engineering and technical support costs incurred in connection with multi-year government contracts, including $6,623 and $2,322 at September 30, 2000 and 1999, respectively, related to the Company's Medium Tactical Vehicle Replacement

("MTVR") contract. These costs are charged to cost of sales when the related project is billable to the government, or are amortized to cost of sales as base units are delivered under the related contracts.

     Goodwill and Other Intangible Assets -- The cost of goodwill and other intangible assets is amortized on a straight-line basis over the estimated periods benefited ranging from 5 to 40 years.

     Impairment of Long-Lived Assets -- Property, plant and equipment, other long-term assets and goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. See Note 12.

     Floor Plan Notes Payable -- Floor plan notes payable represent liabilities related to the purchase of commercial truck chassis upon which the Company mounts its manufactured refuse bodies and rear-discharge cement mixers and certain fire apparatus. Floor plan notes payable are non-interest bearing for terms ranging from 90 to 120 days and must be repaid upon the sale of the vehicle to a customer. The Company's practice is to repay all floor plan notes for which the non-interest bearing period has expired without sale of the vehicle to a customer.

     Customer Advances -- Customer advances principally represent amounts received in advance of the completion of fire and emergency and commercial vehicles. Most of these advances bear interest at variable rates approximating the prime rate.

     Guaranteed Residual Value Obligations and Deferred Income - Prior to acquisition, the Company's wholly-owned subsidiary, Viking Truck and Equipment ("Viking"), entered into "sales" transactions with customers that provided for residual value guarantees. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting For Leases," these transactions have been recorded as operating leases. Net proceeds received in connection with the initial transactions have been recorded as residual value liabilities to the extent of Viking's guarantee. Any proceeds received in excess of the guarantee amount has been recorded as deferred income and is being accreted to income on a straight-line basis over the period to the first exercise date of the guarantee. Amounts outstanding at September 30, 2000 and included in other liabilities were:
                                             Current     Long-Term      Total
                                             -------     ---------      -----
     Deferred revenue....................    $1,503       $2,570       $ 4,073
     Residual value guarantees...........     1,495        6,114         7,609
                                             ------       ------       -------
                                             $2,998       $8,684       $11,682
                                             ======       ======       =======

     Residual value guarantees are first exercisable by the customer as follows:
2001 - $1,495; 2002 - $700; 2003 - $1,635; 2004 - $3,471; 2005 - $308.

     Revenue Recognition and Long-Term Contracts -- Sales to commercial and fire and emergency customers are recorded when the goods or services are billable at time of shipment or delivery of the trucks. Sales under fixed-price defense contracts generally are recorded as units are accepted by the U.S. government. Sales and anticipated profits under the MTVR long-term, fixed-price production contract are recorded on a percentage-of-completion basis, generally using units accepted as the measurement basis for effort accomplished. Estimated contract profits are taken into earnings in proportion to recorded sales based on estimated average cost determined using total contract units under order (including exercised options of 122) of 5,788, of which 189 units have been completed as of September 30, 2000. Sales under certain long-term, fixed price defense contracts which, among other things, provide for delivery of minimal quantities or require a significant amount of development effort in relation to total contract value, are recorded upon achievement of performance milestones, or using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, which deals with revenue recognition issues. SAB No. 101 (as modified by SAB No. 101 A and B) is required to be adopted by the Company no later than the fourth quarter of fiscal 2001. Management does not anticipate that the adoption of SAB No. 101, 101A or 101B will have a significant effect on the results of operations or on the financial position of the Company.

     Research and Development and Similar Costs -- Except for certain arrangements described below, research and development costs are generally expensed as incurred and included as part of cost of sales. Research and development costs charged to expense amounted to approximately $14,137, $10,868, and $9,681 during fiscal 2000, 1999 and 1998, respectively. Customer-sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

     Warranty -- Provisions for estimated warranty and other related costs are recorded in cost of sales at the time of sale and are periodically adjusted to reflect actual experience. Amounts expensed in fiscal 2000, 1999 and 1998 were $9,648, $7,573, and $8,383, respectively.

     Advertising -- Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $2,132, $1,804 and $1,286 in fiscal 2000, 1999 and 1998, respectively.

     Income Taxes -- Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities using currently enacted tax rates and laws.

     Financial Instruments -- The carrying amounts of cash equivalents, receivables, accounts payable and debt approximated fair value as of September 30, 2000 and 1999.

     Concentration of Credit Risk -- Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, trade accounts receivable and leases receivable of OMFSP.

     The Company maintains cash and cash equivalents, and certain other financial instruments, with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

     Concentration of credit risk with respect to trade accounts and leases receivable is limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade receivables are with the U.S. government, with companies in the ready-mix concrete industry and with several large waste haulers in the United States. The Company does not currently foresee a significant credit risk associated with these receivables.

     Derivative Financial Instruments -- The Company uses derivative financial instruments to manage its foreign currency exposures. Forward foreign exchange contracts are designated as qualifying hedges of firm commitments. Gains and losses on these contracts are recognized in income when the hedged transactions occur. To the extent that hedges are deemed ineffective, amounts are charged to income. At September 30, 2000, the Company had outstanding forward foreign exchange contracts to purchase 4,804 million euros over a period of five months and contracts to sell 532 Canadian dollars over a period of two months. At September 30, 2000 the deferred loss on these contracts at fair value totaled $119. The Company does not hold or issue derivative financial instruments for trading purposes.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138. This new standard became effective for the Company on October 1, 2000, and requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any fair value changes will be recorded in net income or comprehensive income. Upon adoption of this standard on October 1, 2000, the Company recorded a $119 charge to income before income tax benefit of $45, or $74 as required under the standard.

     Stock-Based Compensation -- The Company measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted those provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which require disclosure of the pro forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

     Environmental Remediation Costs -- The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The accruals are adjusted as further information develops or circumstances change.

     Earnings Per Share -- The following table sets forth the computation of basic and diluted weighted average shares used in the per share calculations:

                                               Fiscal Year Ended September 30,
                                               2000         1999          1998
                                           ------------ -----------  ----------
     Denominator for basic earnings per
         share.........................     16,073,684   12,727,141  12,597,598
     Effect of dilutive options and
         incentive compensation awards.        330,389      324,713     161,901
                                           -----------  -----------  ----------
     Denominator for dilutive earnings per
         share.........................     16,404,073   13,051,854  12,759,499
                                           ===========  ===========  ==========

     Reclassifications -- Certain reclassifications have been made to the fiscal 1999 and 1998 financial statements to conform to the fiscal 2000 presentation.

     Common Stock Split--On July 23, 1999, the Board of Directors of the Company authorized a three-for-two split of the Company's common stock in the form of a 50% stock dividend. The stock split was effected on August 19, 1999 for shareholders of record at the close of business on August 5, 1999. All references in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements to numbers of shares, per share amounts, stock option data and market prices of the Company's stock have been restated to reflect the stock split.

2.  Balance Sheet Information
                                                        September 30,
                   Receivables                       2000           1999
     -----------------------------------------    ---------      ---------
     U.S. government:
         Amounts billed.......................    $  35,932      $  25,816
         Costs and profits not billed.........        5,038             --
                                                  ---------      ---------
                                                     40,970         25,816
     Commercial customers.....................       65,754         66,999
     Other....................................        2,528          2,575
                                                  ---------      ---------
                                                    109,252         95,390
     Less allowance for doubtful accounts.....       (2,447)        (2,204)
                                                  ---------      ---------
                                                  $ 106,805      $  93,186
                                                  =========      =========

     In accordance with industry practice, recoverable costs and profits not billed include amounts relating to programs and contracts with multi-year terms, a portion of which is not expected to be realized in one year. Costs and profits not billed generally will become billable upon the Company achieving certain milestones, including First Article Test which is expected in fiscal 2001.

                                                          September 30,
                    Inventories                      2000          1999
     -----------------------------------------    ---------      ---------
     Finished products                            $  53,068      $  59,649
     Partially finished products                     75,667         62,047
     Raw materials                                   89,497         89,417
                                                  ---------      ---------
     Inventories at FIFO cost                       218,232        211,113
     Less: Progress payments on U.S. government
              contracts                             (12,313)        (2,951)
           Excess of FIFO cost over LIFO cost       (10,988)        (9,716)
                                                  ---------      ----------
                                                  $ 194,931      $ 198,446
                                                  =========      =========

     Title to all inventories related to government contracts, which provide for progress payments, vests with the government to the extent of unliquidated progress payments. Inventory includes the following costs related to the Company's MTVR contract:
                                                          September 30,
                                                     2000           1999
                                                  ---------      ---------
     Tooling..................................    $   3,570      $   2,417
     Logistics support development costs......        3,399            945
     Test, training and other.................        1,105            439
                                                  ---------      ---------
                                                  $   8,074      $   3,801
                                                  =========      =========

                                                          September 30,
        Goodwill and Other Intangible Assets         2000           1999
     -----------------------------------------    ---------      ---------
                               Useful Lives
                             ---------------
     Goodwill                15 - 40 Years....    $ 220,433      $ 218,614
     Distribution network    40 Years.........       63,800         63,800
     Non-compete agreements  5 - 15 Years.....       38,250         38,000
     Other                   5 - 40 Years.....       23,320         23,320
                                                  ---------      ---------
                                                    345,803        343,734

     Less accumulated amortization............      (35,072)       (23,913)
                                                  ---------      ---------
                                                  $ 310,731      $ 319,821
                                                  =========      =========

     The Company engaged third party business valuation appraisers to determine the fair value of the distribution network in connection with its acquisition of Pierce. The Company believes Pierce maintains the largest North American fire apparatus distribution network and has exclusive contracts with each distributor related to the fire apparatus product offerings manufactured by Pierce. The useful life of the distribution network is based on a historical turnover analysis.

     On February 26, 1998, concurrent with the Company's acquisition of McNeilus (see Note 3), the Company and BA Leasing & Capital Corporation ("BALCAP") formed OMFSP, a general partnership, for the purpose of offering lease financing to customers of the Company. Each partner contributed existing lease assets (and in the case of the Company, related notes payable to third party lenders which were secured by such leases) to capitalize the partnership. Leases and related notes payable contributed by the Company were originally acquired in connection with the McNeilus acquisition.

     OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to customers of the Company. OMFSP purchases trucks and concrete batch plants for lease to user-customers. Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the equity portion of the cost of the new truck and batch plant purchases, and each partner is allocated its proportionate share of OMFSP cash flow and taxable income. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. However, such indebtedness is non-recourse to the Company.

     Summarized financial information of OMFSP as of September 30, 2000 and 1999, the fiscal years ended September 30, 2000 and 1999 and for the period February 26, 1998 (the date OMFSP was formed) to September 30, 1998, is as follows:
                                                          September 30,
                                                      2000          1999
                                                      ----        --------
     Cash and cash equivalents................     $  1,867       $  1,383
     Investment in sales type leases, net.....      172,255        140,912
     Other assets.............................          491           278
                                                   --------       --------
                                                   $174,613       $142,573
                                                   ========       ========

     Notes payable............................     $141,565       $119,156
     Other liabilities........................        4,368          1,799
     Partners' equity.........................       28,680         21,618
                                                   --------       --------
                                                   $174,613       $142,573
                                                   ========       ========

                                           Fiscal Year Ended September 30,            Period From
                                                                                 February 26, 1998 to
                                                  2000             1999           September 30, 1998
                                                  ----             ----           -------------------
     Interest income.........................    $13,132          $11,624             $   6,605
     Net interest income.....................      3,160            3,499                 1,622
     Excess of revenues over expenses........      3,295            3,854                   644

     Excess of revenues over expenses in fiscal 1998 includes a $1,466 pre-tax, nonrecurring charge related to the organization of OMFSP in fiscal 1998. This charge has been included in the consolidated statements of income under the caption "Equity in earnings of unconsolidated partnership, net of income taxes."

3. Acquisitions

     On November 1, 1999, the Company acquired the manufacturing assets of Kewaunee Engineering Corporation ("Kewaunee") and entered into related non-competition agreements for $5,467 in cash plus the assumption of certain liabilities aggregating $2,211. Kewaunee is a fabricator of heavy-steel components for cranes, aerial devices and other equipment. On April 28, 2000, the Company acquired all of the capital stock of Viking Truck & Equipment, Inc. and its affiliates (collectively "Viking") for $1,680 in cash (net of cash acquired). Viking is a dealer of new and used equipment primarily in the Company's commercial products segment. The acquisitions were financed from borrowings under the Company's Senior Credit Facility.

     The Kewaunee and Viking acquisitions were accounted for using the purchase method of accounting and, accordingly, the operating results of Kewaunee and Viking were included in the Company's consolidated statements of income beginning November 1, 1999 and April 28, 2000, respectively. The excess of the purchase price, including acquisition costs, of the Kewaunee and Viking acquisitions over the estimated fair value of the assets acquired and liabilities assumed amounted to $160 and $1,659, respectively, which has been recorded as goodwill and is being amortized on a straight-line basis over 20 and 25 years, respectively. The purchase price allocation for these acquisitions is preliminary and further refinements, which are not expected to be material, are likely to be made. Had the acquisitions occurred on October 1, 1999 or 1998, there would have been no material pro forma impact on the Company's consolidated net sales, net income or earnings per share in fiscal 2000 or 1999.

     On February 26, 1998, the Company acquired for cash all of the issued and outstanding capital stock of McNeilus and entered into related non-compete and ancillary agreements for $217,581, including acquisition costs and net of cash acquired. McNeilus is a leading manufacturer and marketer of rear-discharge concrete mixers for the construction industry and refuse truck bodies for the waste services industry in the United States. The acquisition was financed from borrowings under a Senior Credit Facility and the issuance of Senior Subordinated Notes.

     The McNeilus acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of McNeilus are included in the Company's consolidated statements of income since the date of acquisition. The purchase price, including acquisition costs, was initially allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition and was subsequently adjusted during fiscal 1999. Approximately $60,985 of the purchase price was allocated to intangible assets, including non-competition agreements. The excess of the purchase price over the estimated fair value of net assets acquired amounted to $114,727, which has been accounted for as goodwill.

     On December 19, 1997, the Company, through Pierce, acquired certain inventory, machinery and equipment, and intangible assets of Nova Quintech, a division of Nova Bus Corporation ("Nova Quintech") using available cash for $3,563. Nova Quintech was engaged in the manufacture and sale of aerial devices for fire trucks. Approximately $1,849 of the purchase price has been allocated to intangible assets, principally aerial device designs and technology. The Nova Quintech products have been integrated into Pierce's product line and are being manufactured at Pierce. The Nova Quintech acquisition was accounted for using the purchase method of accounting, and accordingly, the operating results of Nova Quintech are included in the Company's statements of income since the date of the acquisition.

4. Revolving Credit Facility, Long-Term Debt and Extraordinary Charge for Early Retirement of Debt

     The Company recorded an after-tax extraordinary charge of $581 in November 1999 and $239 in September 2000 to record the write-off of deferred financing costs related to the prepayment of $93,500 of debt from proceeds of a common stock offering (See Note 7) and the prepayment of $30,413 of debt in connection with the amendment and restatement of its Senior Credit Facility (see discussion following), respectively. Fiscal 1999 and 1998 operating results include after-tax extraordinary charges of $60 and $1,185 related to the write-off of deferred financing costs due to early repayment of debt, including $735 related to refinancing the Company's credit facility in connection with the acquisition of McNeilus in fiscal 1998. See Note 3.

     On September 28, 2000, the Company amended its Senior Credit Facility. The Senior Credit Facility was comprised of a $100,000 revolving credit facility (with no borrowings at September 28, 2000) maturing in February 2004 and three term loans (Term Loans A, B and C), which had remaining outstanding balances of $32,500, $13,500 and $13,500, and maturity dates of March 2004, 2005 and 2006, respectively. As part of the amendment, the Company increased its amended Term Loan A ("Term Loan") to $60,000. Borrowings of $30,913 under amended Term Loan A were used to repay amounts due to lenders exiting Term Loan A ($3,413), to prepay amounts outstanding under Term Loans B and C ($13,500 each) and for general corporate purposes ($500). The amended Senior Credit Facility ("Amended and Restated Senior Credit Facility") is comprised of a $60,000 Term Loan and a

$170,000 Revolving Credit Facility (no borrowings outstanding at September 30,
2000), both of which mature in January 2006. The amended Term Loan requires principal payments of $8,000 in fiscal 2001, $10,000 in fiscal 2002, $12,000 in fiscal 2003, $14,000 in both 2004 and 2005, with the balance of $2,000 payable in fiscal 2006. Principal payments are due in quarterly installments.

     At September 30, 2000, letters of credit of $11,883 reduced available capacity under the Company's Revolving Credit Facility to $158,117.

     Interest rates on borrowings under the Amended and Restated Senior Credit Facility are variable and are equal to the "Base Rate" (which is equal to the higher of a bank's reference rate and the federal funds rate plus 0.5%) or the "IBOR Rate" (which is a bank's inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 1.125% for IBOR Rate loans under the Amended and Restated Revolving Credit Facility, and Term Loan as of September 30, 2000. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rate on borrowings outstanding at September 30, 2000 was 9.50%.

     The Company is charged a 0.25% annual fee with respect to any unused balance under its Amended and Restated Revolving Credit Facility, and a 1.125% annual fee with respect to any letters of credit issued under the Amended and Restated Revolving Credit Facility. These fees are subject to adjustment if certain financial criteria are met.

     Substantially all the tangible and intangible assets of the Company and its subsidiaries (including the stock of certain subsidiaries) are pledged as collateral under the Amended and Restated Senior Credit Facility. Among other restrictions, the Amended and Restated Senior Credit Facility: (1) limits payments of dividends and purchases of the Company's stock, (2) requires that certain financial ratios be maintained at prescribed levels; (3) restricts the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limits investments, dispositions of assets and guarantees of indebtedness. The Company believes that such limitations should not impair its future operating activities.

     The Company has $100,000 of 83/4% Senior Subordinated Notes due March 1, 2008 ("Senior Subordinated Notes"). The Senior Subordinated Notes were issued pursuant to an Indenture dated February 26, 1998 (the "Indenture"), between the Company, the Subsidiary Guarantors (as defined below) and Firstar Trust Company, as trustee. The Indenture contains customary affirmative and negative covenants. The Senior Subordinated Notes can be redeemed by the Company for a premium after March 1, 2003. In addition to the Company, certain of the Company's subsidiaries, including Pierce Manufacturing Inc., Summit Performance Systems, Inc., McNeilus Companies, Inc., McNeilus Truck & Manufacturing, Inc., Iowa Contract Fabricators, Inc., McIntire Fabricators, Inc., Kensett Fabricators, Inc. McNeilus Financial, Inc., Pierce Western Region Refurbishment Center, Inc., Kewaunee Fabrications, LLC, McNeilus Rescue Corporation, Viking Truck & Equipment Sales, Inc. (Ohio) and Viking Truck & Equipment Sales Inc. (Michigan) (collectively, the "Subsidiary Guarantors") fully, unconditionally, jointly and severally guarantee the Company's obligations under the Senior Subordinated Notes (see Note 14).

     McNeilus has unsecured notes payable to several of its former shareholders aggregating $2,289 at September 30, 2000 and $2,548 at September 30, 1999. Interest rates on these notes range from 5.7% to 8.0% with annual principal and interest payments ranging from $20 to $155 with maturities through October 2033. Debt at September 30, 2000 of $493 was assumed as part of the Viking acquisition. This debt requires principal payments of $307 in fiscal 2001 and $186 in fiscal 2002. The interest rates on these notes range from 7.60% to 9.25%.

     The aggregate annual maturities of long-term debt for the five years succeeding September 30, 2000, are as follows: 2001 -- $8,544; 2002 -- $10,426;
2003 -- $12,226; 2004 -- $14,201 and 2005 -- $14,046.

5. Income Taxes
                                                Fiscal Year Ended September 30,
                                                  2000       1999       1998
                                               ---------- ---------- ---------
     Income Tax Provision (Credit)
     Current:
         Federal.............................. $  26,021  $  22,654   $ 10,555
         State................................     3,048      2,029      2,074
                                               ---------  ---------   --------
            Total current.....................    29,069     24,683     12,629
     Deferred:
         Federal..............................     1,935     (2,882)        35
         State................................       342       (488)        (9)
                                               ---------  ----------  --------
            Total deferred....................     2,277     (3,370)        26
                                               ---------  ----------  --------
                                               $  31,346  $  21,313   $ 12,655
                                               =========  =========   ========

                                                Fiscal Year Ended September 30,
                                                  2000       1999       1998
                                               ---------- ---------- ---------
     Effective Rate Reconciliation
     U.S. federal tax rate...................      35.0%      35.0%       35.0%
     State income taxes, net.................       2.8        2.9         4.9
     Foreign sales corporation...............      (0.6)      (0.5)       (1.5)
     Goodwill amortization...................       2.5        3.8         5.1
     Other, net..............................       0.2        0.6         0.7
                                               --------   --------      ------
                                                   39.9%      41.8%       44.2%
                                               ========   ========      ======

                                                             September 30,
                                                           2000        1999
     Deferred Tax Assets and Liabilities                ----------  ----------
     Deferred tax assets:
         Other current liabilities.....................  $  8,965    $  11,979
         Other long-term liabilities...................     7,290        5,768
         Accrued warranty..............................     5,849        5,496
         Payroll-related obligations...................     4,035        2,842
         Other.........................................        --        1,067
                                                       ----------    ---------
             Total deferred tax assets.................    26,139       27,152
     Deferred tax liabilities:
         Intangible assets.............................    29,079       30,233
         Investment in unconsolidated partnership......    10,819       13,301
         Property, plant and equipment.................     8,849        8,802
         Other long-term assets........................     4,819        1,423
         Inventories...................................     2,855        2,717
         Other.........................................     1,424          383
                                                       ----------    ---------
             Total deferred tax liabilities............    57,845       56,859
                                                       ----------    ---------
             Net deferred tax liability................$  (31,706)    $(29,707)
                                                       ==========     ========

     The net deferred tax liability is classified in the consolidated balance sheet as follows:
                                                             September 30,
                                                          2000          1999
                                                          ----          ----
     Current net deferred tax asset....................  $ 14,708     $ 14,558
     Noncurrent net deferred tax liability.............   (46,414)     (44,265)
                                                          -------     --------
                                                         $(31,706)    $(29,707)
                                                         ========     ========

6. Employee Benefit Plans

     The Company and certain of its subsidiaries sponsor multiple defined benefit pension plans and postretirement benefit plans covering certain Oshkosh and Pierce employees and certain Oshkosh and Kewaunee retirees and their spouses, respectively. The pension plans provide benefits based on compensation, years of service and date of birth. The postretirement benefit plans provides health benefits based on years of service and date of birth. The Company's policy is to fund the pension plans in amounts that comply with contribution limits imposed by law. Requirements of the Company's postretirement benefit plans are funded as benefit payments are made.

                                                                               Pension Benefits      Postretirement Benefits
                                                                              2000          1999         2000         1999
                                                                          ----------    ----------   ----------    ---------
     Change in benefit obligation
         Benefit obligation at October 1..............................     $  41,816     $  41,860    $   8,744    $  10,071
         Service cost.................................................         1,741         1,828          349          461
         Interest cost................................................         3,203         2,853          694          708
         Actuarial losses (gains).....................................           170        (3,402)         306       (2,207)
         Acquisition of Kewaunee......................................            --            --          262           --
         Benefits paid by the Company.................................            --            --         (472)        (289)
         Benefits paid from plan assets...............................        (1,538)       (1,323)          --           --
                                                                           ---------     ---------    ---------    ---------
         Benefit obligation at September 30...........................     $  45,392     $  41,816    $   9,883    $   8,744
                                                                           =========     =========    =========    =========
     Change in plan assets
         Fair value of plan assets at October 1.......................     $  45,953     $  37,769    $      --    $      --
         Actual return on plan assets.................................         4,966         8,231           --           --
         Company contributions........................................         2,493         1,276          472          289
         Benefits paid from plan assets...............................        (1,538)       (1,323)          --           --
         Benefits paid by the Company.................................            --            --         (472)        (289)
                                                                           ---------     ---------    ---------    ---------
         Fair value of plan assets at September 30....................     $  51,874     $  45,953    $      --    $      --
                                                                           =========     =========    =========    =========
         Funded status of plan - over (under) funded..................     $   6,482     $   4,137    $  (9,883)   $  (8,744)
         Unrecognized net actuarial gains.............................        (3,072)       (2,299)      (2,654)      (3,071)
         Unrecognized transition asset................................          (392)         (459)          --           --
         Unamortized prior service cost...............................         1,652         1,783           --           --
                                                                           ---------     ---------    ---------    ---------
                                                                               4,670         3,162      (12,537)     (11,815)
         Prepaid benefit cost recorded in other long-term assets......         4,670         3,162           --           --
                                                                           ---------     ---------    ---------    ---------
         Accrued benefit cost recorded in other long-term liabilities.     $      --     $      --    $ (12,537)   $ (11,815)
                                                                           =========     =========    =========    ==========
     Weighted-average assumptions as of September 30
         Discount rate................................................         7.75%         7.75%        7.75%        7.75%
         Expected return on plan assets...............................         9.25          9.25          n/a          n/a
         Rate of compensation increase................................         4.50          4.50          n/a          n/a

                                                                Pension Benefits               Postretirement Benefits
                                                        Fiscal Year Ended September 30,     Fiscal Year Ended September 30,
                                                        2000         1999         1998       2000         1999        1998
                                                     ---------    --------    ---------    ---------   ---------   --------
     Components of net periodic benefit cost
       Service cost................................. $   1,741    $  1,828    $   1,744    $     349   $     461   $    397
       Interest cost................................     3,203       2,853        2,751          694         708        676
       Expected return on plan assets...............    (4,023)     (3,450)      (3,185)          --          --         --
       Amortization of prior service cost...........       131         131          131           --          --         --
       Amortization of transition asset.............       (67)        (67)         (67)          --          --         --
       Amortization of net actuarial (gains)/losses.        --         155          193         (111)         --        (13)
                                                     ---------    --------     --------    ---------   ---------   ---------
       Net periodic benefit cost.................... $     985    $  1,450     $  1,567    $     932   $   1,169   $   1,060
                                                     =========    ========     ========    =========   =========   =========

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 9.0% in fiscal 2000, declining to 5.5% in fiscal 2008. If the health care cost trend rate was increased by 1%, the accumulated postretirement benefit obligation at September 30, 2000 would increase by $758 and net periodic postretirement benefit cost for fiscal 2000 would increase by $122. A corresponding decrease of 1% would decrease the accumulated postretirement benefit obligation at September 30, 2000 by $656 and net periodic postretirement benefit cost for fiscal 2000 would decrease by $101.

     The Company maintains supplemental executive retirement plans ("SERPs") for certain executive officers of the Company and its subsidiaries which are unfunded. Expense related to the plans of $409, $660 and $1,125 was recorded in fiscal 2000, 1999 and 1998, respectively. Amounts accrued as of September 30, 2000 and 1999 related to the plans were $2,145 and $1,765, respectively.

     The Company has defined contribution 401(k) plans covering substantially all employees. The plans allow employees to defer 2% to 19% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions which are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for Company matching contributions were $2,120, $1,684 and $1,345, in fiscal 2000, 1999 and 1998, respectively.

7. Shareholders' Equity

     On February 1, 1999, the Board of Directors of the Company adopted a shareholder rights plan and declared a rights dividend of two-thirds of one Preferred Share Purchase Right ("Right") for each share of Common Stock and 40/69 of one Right for each share of Class A Common Stock outstanding on February 8, 1999, and provided that two-thirds of one Right and 40/69 of one Right would be issued with each share of Common Stock and Class A Common Stock, respectively, thereafter issued. The Rights are exercisable only if a person or group acquires 15% or more of the Common Stock and Class A Common Stock or announces a tender offer for 15% or more of the Common Stock and Class A Common Stock. Each Right entitles the holder thereof to purchase from the Company one one-hundredth share of the Company's Series A Junior Participating Preferred Stock at an initial exercise price of $145 per one one-hundredth of a share (subject to adjustment), or, upon the occurrence of certain events, Common Stock or common stock of an acquiring company having a market value equivalent to two times the exercise price. Subject to certain conditions, the Rights are redeemable by the Board of Directors for $.01 per Right and are exchangeable for shares of Common Stock. The Board of Directors is also authorized to reduce the 15% thresholds referred to above to not less than 10%. The Rights have no voting power and initially expire on February 1, 2009.

     The Company has a stock restriction agreement with two shareholders owning the majority of the Company's Class A Common Stock. The agreement is intended to allow for an orderly transition of Class A Common Stock into Common Stock. The agreement provides that at the time of death or incapacity of the survivor of them, the two shareholders will exchange all of their Class A Common Stock for Common Stock. At that time, or at such earlier time as there are no more than 225,000 shares of Class A Common Stock issued and outstanding, the Company's Articles of Incorporation provide for a mandatory conversion of all Class A Common Stock into Common Stock.

     Each share of Class A Common Stock is convertible into Common Stock on a one-for-one basis. During fiscal 2000, 3,778 shares of Class A Common Stock were converted into Common Stock. As of September 30, 2000, 422,207 shares of Common Stock are reserved for the conversion of Class A Common Stock. In July 1995, the Company authorized the buyback of up to 1,500,000 shares of the Company's Common Stock. As of September 30, 2000 and 1999, the Company had purchased 692,302 shares of its Common Stock at an aggregate cost of $6,551.

     Dividends are required to be paid on both the Class A Common Stock and Common Stock at any time that dividends are paid on either. Each share of Common Stock is entitled to receive 115% of any dividend paid on each share of Class A Common Stock, rounded up or down to the nearest $0.0025 per share. Agreements governing the Company's Amended and Restated Senior Credit Facility and Senior Subordinated Notes restrict the Company's ability to pay dividends. Under these agreements, the Company generally may pay dividends in an amount not to exceed $6,000 plus 7.5% of net income.

     Holders of the Common Stock have the right to elect or remove as a class 25% of the entire Board of Directors of the Company rounded to the nearest whole number of directors, but not less than one. Holders of Common Stock are not entitled to vote on any other Company matters, except as may be required by law in connection with certain significant actions such as certain mergers and amendments to the Company's Articles of Incorporation, and are entitled to one vote per share on all matters upon which they are entitled to vote. Holders of Class A Common Stock are entitled to elect the remaining directors (subject to any rights granted to any series of Preferred Stock) and are entitled to one vote per share for the election of directors and on all matters presented to the shareholders for vote.

     The Common Stock shareholders are entitled to receive a liquidation preference of $5.00 per share before any payment or distribution to holders of the Class A Common Stock. Thereafter, holders of the Class A Common Stock are entitled to receive $5.00 per share before any further payment or distribution to holders of the Common Stock. Thereafter, holders of the Class A Common Stock and Common Stock share on a pro rata basis in all payments or distributions upon liquidation, dissolution or winding up of the Company.

     On November 24, 1999, the Company completed the offer and sale of 3,795,000 shares of its Common Stock at $26.00 per share. Proceeds from the offering, net of underwriting discounts and commissions, totaled $93,736 with $93,500 used to repay indebtedness under the Company's Senior Credit Facility (see Note 4).

8. Stock Options and Common Stock Reserved

     The Company has reserved 2,145,628 shares of Common Stock at September 30, 2000 (including 900,000 shares for which approval from the holders of the Class A Common Stock will be sought at the Company's 2001 Annual Shareholders' Meeting) to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards and 422,207 shares of Common Stock at September 30, 2000 to provide for conversion of Class A Common Stock to Common Stock, for a total of 2,567,835 shares of Common Stock reserved. Under the 1990 Incentive Stock Plan for Key Employees as amended (the "Plan"), officers, other key employees and directors may be granted options to purchase shares of the Company's Common Stock at not less than the fair market value of such shares on the date of grant. Participants may also be awarded grants of restricted stock under the Plan. The Plan expires on September 19, 2010. Options become exercisable ratably on the first, second, and third anniversary of the date of grant. Options to purchase shares expire not later than ten years and one month after the grant of the option.

    The following table summarizes the transactions under the Plan for the three-year period ended September 30, 2000.

                                                                                             Number of     Weighted-Average
                                                                                              Options       Exercise Price
                                                                                            -----------    ----------------
     Unexercised options outstanding September 30, 1997.................................        656,852        $  7.43
          Options granted...............................................................        621,000          13.57
          Options exercised.............................................................       (208,800)          7.00
          Options forfeited.............................................................         (1,500)          9.25
                                                                                               --------
     Unexercised options outstanding September 30, 1998.................................      1,067,552          11.08
          Options granted...............................................................        210,500          29.89
          Options exercised.............................................................       (199,622)          7.22
          Options forfeited.............................................................         (1,875)         10.43
                                                                                              ---------
     Unexercised options outstanding September 30, 1999.................................      1,076,555          15.47
          Options granted...............................................................        265,500          32.75
          Options exercised.............................................................        (43,002)          8.39
          Options forfeited.............................................................         (3,500)         12.30
                                                                                              ---------
     Unexercised options outstanding September 30, 2000.................................      1,295,553        $ 19.26
                                                                                              =========        =======

     Price range $5.25-- $11.17 (weighted-average contractual life of 5.5 years)........        363,553        $  9.33
     Price range $12.75-- $15.75 (weighted-average contractual life of 7.8 years).......        456,000          14.41
     Price range $25.17-- $33.13 (weighted-average contractual life of 9.6 years).......        476,000          31.49
     Exercisable options at September 30, 2000..........................................        688,193          13.54
     Shares available for grant at September 30, 2000...................................        850,075

     As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for grants under the stock option plan. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                           Fiscal Year Ended September 30,
                                          2000           1999         1998
                                          ----           ----         ----
   Pro forma:
     Net income.......................  $48,387        $30,313      $14,681
     Per share:
       Net income.....................     3.01           2.38         1.17
       Net income assuming dilution...     2.95           2.32         1.15

     During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock option grants subsequent to September 30, 1995. Therefore, the pro forma amounts may not be indicative of the effects of compensation cost on net earnings and earnings per share in future years. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.99% in 2000, 5.82% in 1999, and 5.22% in 1998; dividend yields of 1.05% in 2000, 1.13% in 1999, and
2.51% in 1998; expected common stock market price volatility factor of .325 in 2000, .335 in 1999, and .308 in 1998; and a weighted-average expected life of the options of six years. The weighted-average fair value of options granted in 2000, 1999 and 1998 was $12.64, $11.57 and $4.07 per share, respectively.

9. Operating Leases and Related Party Transactions

     Total rental expense for plant and equipment charged to operations under noncancelable operating leases was $1,723, $937 and $1,114 in fiscal 2000, 1999 and 1998, respectively. Minimum rental payments due under operating leases for subsequent fiscal years are: 2001 -- $1,880; 2002 -- $1,297; 2003 -- $859; 2004
-- $725; and 2005 -- $191.

     Included in rental expense are charges of $128 in fiscal 1998 relating to a building lease between the Company and certain shareholders. In September 1998, the Company purchased the building, which had been leased from such shareholders, for $773. The purchase price was based on the average of two independent appraisals.

10. Contingencies, Significant Estimates and Concentrations

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

     McNeilus was a defendant in litigation, which was commenced in 1993 prior to the acquisition of McNeilus by the Company, in the U.S. District Court for the Northern District of Alabama. The litigation, which was brought by The Heil Co. ("Heil"), a McNeilus competitor, sought damages and claimed that McNeilus infringed certain aspects of its patent for refuse packer design. The patent referenced in the matter was allowed by Heil to lapse in 1995. The Company denied infringement and asserted that the patent was invalid, both on the basis of prior art and on a defective application. The matter was settled in January 2000 for payment of an amount previously accrued.

     The Company was engaged in the arbitration of certain disputes between the Oshkosh Florida Division and O.V. Containers, Inc., ("OV") which arose out of the performance of a contract to deliver 690 trailers. The Company contested warranty and other claims made against it, and reached a settlement in June 1998, which included payment by the Company of $1,000 to OV.

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

     As to one such Superfund site, Pierce is one of 431 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently, a report of the remedial investigation/feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at September 30, 2000. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company's final share of liability.

     The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the Company at September 30, 2000. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

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

     The Company has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements totaling approximately $1,000 at September 30, 2000. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $123,595 and open standby letters of credit issued by the Company's bank in favor of third parties totaling $12,133 at September 30, 2000.

     Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. At September 30, 2000 and 1999, the Company has reserved $16,320 and $14,623, respectively, for warranty claims. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue can arise which is beyond the scope of the Company's historical experience. During fiscal 1998 the Company recorded warranty and other related costs for matters beyond the Company's historical experience totaling $3,200. The additional charges in fiscal 1998 principally related to a dispute with or involving the Company's former trailer manufacturing operations, which was settled in fiscal 1998 (see above), and secondarily to repair certain matters related to refuse and front-discharge chassis. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience.

     Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $250 to $750 per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2000 and 1999, the reserve for product and general liability claims was $11,475 and $13,001, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company's financial condition or results of operations.

     The Company subcontracted production under an $85,000 ISO-Compatible Palletized Flatracks ("IPF") contract for the U.S. Army to Steeltech Manufacturing, Inc. ("Steeltech"), a minority-owned firm, pursuant to Department of Defense regulations under the IPF contract. Due to financial difficulties encountered by Steeltech, the Company advanced working capital requirements to Steeltech. As a result of delays in the start-up of full-scale production under the IPF contract, the Company wrote off certain of its advances and an investment in Steeltech totaling $3,300 in prior years. Such charges were determined based on the amount of advances that were deemed to be unrealizable based on a projection of Steeltech's cash flows through completion of the IPF contract. Steeltech's IPF production was completed in July 1998. The Company also wrote off an investment of $900 in a joint venture, which leases equipment to Steeltech, and accrued $1,084 for the satisfaction of a guarantee of 50% of the outstanding indebtedness of the joint venture which was paid in full in fiscal 1999. Such charges were based on a projection of Steeltech's cash flows, which indicated that Steeltech could not sustain its lease payments to the joint venture, and because the Company believed that there was not a market for the sale of the leased equipment. Given the completion of the IPF contract, and Steeltech's filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy code in October 1999, the Company is attempting to dispose of its investment in the joint venture. The Company believes that it is adequately reserved at September 30, 2000, for any matters relating to the disposition of such investment.

     The Company's defense segment derives a significant portion of its revenue from the U.S. Department of Defense, as follows:
                                          Fiscal Year Ended September 30,
                                           2000         1999        1998
                                        -----------  ----------- --------

     U.S. Department of Defense....     $  259,614   $  218,017   $ 248,577
     Export........................         16,227        4,518         452
                                        ----------   ----------   ---------
        Total Defense Sales........     $  275,841   $  222,535    $249,029
                                        ==========   ==========    ========

     U.S. Department of Defense sales include $42,207, $180 and $10,437 in fiscal 2000, 1999 and 1998, respectively, for products sold internationally under the Foreign Military Sales ("FMS") Program.

     Inherent in doing business with the U.S. Department of Defense are certain risks, including technological changes and changes in levels of defense spending. All U.S. Department of Defense contracts contain a provision that they may be terminated at any time at the convenience of the government. In such an event, the Company is entitled to recover allowable costs plus a reasonable profit earned to the date of termination.

11. Unaudited Quarterly Results

                                    Fiscal Year Ended September 30, 2000                Fiscal Year Ended September 30, 1999
                           ----------------------------------------------------  --------------------------------------------------
                             4th Quarter  3rd Quarter  2nd Quarter  1st Quarter  4th Quarter  3rd Quarter  2nd Quarter  1st Quarter
                            ------------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net sales.................   $ 357,968    $ 391,667    $ 330,524    $  243,867   $ 313,906    $ 329,821    $ 298,534    $ 222,693
Gross income..............      54,394       58,802       49,761        39,977      48,461       48,292       44,520       32,108
Income from  continuing
  operations..............      14,625       15,274       11,913         6,696      10,185       10,545        6,549        3,912
Discontinued operations...          --           --        2,015            --          --           --           --           --
Extraordinary item........        (239)          --           --          (581)        (60)          --           --           --
Net income................      14,386       15,274       13,928         6,115      10,125       10,545        6,549        3,912
Earnings per share:
  Continuing operations...      $ 0.87    $    0.92    $    0.72    $     0.46   $     .79    $     .83    $     .51    $     .31
  Discontinued operations           --           --         0.12            --          --           --           --           --
  Extraordinary item......       (0.01)          --           --         (0.04)         --           --           --           --
  Net income..............        0.86         0.92         0.84          0.42         .79          .83          .51          .31
Earnings per share assuming
  dilution:
    Continuing operations.        0.86         0.90         0.70          0.46         .77          .81          .50          .30
    Discontinued
      operations..........          --           --         0.12            --          --           --           --           --
    Extraordinary item....       (0.01)          --           --         (0.04)         --           --           --           --
    Net income............        0.85         0.90         0.82          0.42         .77          .81          .50          .30
Dividends per share:
  Class A Common Stock....   $ 0.07500    $ 0.07500    $ 0.07500    $  0.07500   $ 0.07500    $ 0.07250    $ 0.07250    $ 0.07250
  Common Stock............     0.08625      0.08625      0.08625       0.08625     0.08625      0.08333      0.08333      0.08333

In the fourth quarter of fiscal 2000, the Company recorded a $385 non-cash charge ($239 after-tax) for the write-off of deferred financing costs related to debt which was prepaid on September 28, 2000 in connection with the refinancing of the Company's Senior Credit Facility. The after-tax amount has been recorded as an extraordinary charge.

12. Discontinued Operations, Impairment Losses and Gain on Sale of Affiliate

     In fiscal 2000, the Company entered into a technology transfer agreement and collected certain previously written-off receivables from a foreign affiliate, as part of the disposition of a business that the Company exited in 1995. Gross proceeds of $3,250, less income taxes of $1,235, or $2,015 have been recorded as a gain on disposal of discontinued operations.

     Following the acquisition of McNeilus and after conducting an internal study to determine how to integrate the concrete mixer businesses of the Company and McNeilus, the Company revised its plans regarding the use of the Company's Florida manufacturing facility and of previously acquired concrete mixer technology. The Florida manufacturing facility was originally acquired in connection with the Company's acquisition of assets and the business of a manufacturer of truck trailers in fiscal 1991. In 1996, the Company exited the manufacture of truck trailers but retained the Florida facility to manufacture products for the U.S. military and the Company's Summit brand of rear-discharge cement mixers. During the fourth quarter of fiscal 1998, following the completion of the internal study, management determined that all of the Company's U.S. requirements for rear-discharge concrete mixers would be sourced through the McNeilus manufacturing facilities due to the quality of the McNeilus brand and the efficient manufacturing processes at its facilities. In the fourth quarter of fiscal 1998, the Company further decided to begin to consolidate all its U.S. defense-related manufacturing in its Oshkosh, Wisconsin facility due to available capacity in Oshkosh and the ability to improve management of defense programs from this facility. As a result, management determined that Oshkosh's Florida facility and the Summit intangible asset may be impaired. Management estimated the projected undiscounted future cash flows from the Florida facility and the acquired concrete mixer technology and determined that such cash flows were less than the carrying value of the assets. Accordingly, pre-tax impairment losses of $3,865 and $1,935 included in selling, general and administrative expenses of corporate and the commercial segment, respectively, were recognized in fiscal 1998 based on the excess of their carrying values over the fair values of the assets. The fair value of the Florida facility was based on a third party appraisal. The fair value of the mixer intangible asset was determined based on the absence of future cash flows.

     In previous years, the Company wrote off (as a charge to selling, general and administrative expense) its $3,025 equity investment in and advances to a Mexican bus manufacturer due to prolonged weakness in the Mexican economy and continuing high losses and high leverage reported by the Mexican affiliate. In fiscal 1998, the Company sold its 5.0% ownership interest in the Mexican bus manufacturer and recorded a pre-tax gain of $3,375. This gain was recorded as a reduction of selling, general and administrative expense in fiscal 1998.

13. Business Segment Information

     The Company is organized into three reportable segments based on the internal organization used by management for making operating decisions and measuring performance. The Company's eight operating units have been aggregated into the three reportable segments of commercial, fire and emergency, and defense based on similar customers served and similar economic results attained.

     Commercial: This segment consists of three operating units--McNeilus, Viking and the commercial division of Oshkosh. McNeilus and Oshkosh manufacture, market and distribute concrete mixer systems, refuse truck bodies, portable concrete batch plants and truck components. Viking sells and distributes concrete mixer systems. Sales are made to commercial and municipal customers in the U.S. and abroad.

     Fire and emergency: This segment consists of four operating units--Pierce, the aircraft, rescue and firefighting ("ARFF") and snow removal divisions of Oshkosh and Kewaunee Fabrications, LLC. These units manufacture and market commercial and custom fire trucks and emergency vehicles primarily for fire departments, airports and other governmental units in the U.S. and abroad.

     Defense: This segment consists of one operating unit (a division of Oshkosh), which manufactures heavy- and medium-payload tactical trucks and supply parts for the U.S. military and to other militaries around the world.

     The Company evaluates performance and allocates resources based on profit or loss from segment operations before interest income and expense, income taxes and non-recurring items. Intersegment sales are not significant. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The caption "Corporate and other" includes corporate related items, results of insignificant operations, intersegment eliminations and income and expense not allocated to reportable segments.

     Selected financial data by business segment is as follows:

                                                                           Fiscal Year Ended September 30,
                                                                2000                     1999                    1998
                                                                ----                     ----                    ----
Net sales to unaffiliated customers:
    Commercial.......................................       $    658,329             $    607,678             $    354,165
    Fire and emergency...............................            390,659                  336,241                  301,181
    Defense..........................................            275,841                  222,535                  247,956
    Corporate and other..............................               (803)                  (1,500)                    (510)
                                                            -------------            ------------             ------------
        Consolidated.................................       $  1,324,026             $  1,164,954             $    902,792
                                                            ============             ============             ============
Operating income (loss):
    Commercial.......................................       $     54,654             $     48,995             $     19,317
    Fire and emergency...............................             32,922                   26,758                   25,581
    Defense..........................................             30,119                   22,878                   22,680
    Corporate and other..............................            (19,644)                 (22,418)                 (18,858)
                                                            ------------             ------------             ------------
        Consolidated operating income................             98,051                   76,213                   48,720
    Net interest expense.............................            (20,063)                 (25,984)                 (20,164)
    Miscellaneous other..............................                661                      730                       92
                                                            ------------             ------------             ------------
    Income from continuing operations before
        income taxes, equity in earnings of
        unconsolidated partnership and extraordinary
        item.........................................       $     78,649             $     50,959             $     28,648
                                                            ============             ============             ============

                                                                           Fiscal Year Ended September 30,
                                                                2000                     1999                    1998
                                                                ----                     ----                    ----
Depreciation and amortization:
    Commercial.......................................         $   11,547               $   10,949              $    7,273
    Fire and emergency...............................              8,979                    8,156                   7,286
    Defense..........................................              2,833                    2,810                   3,271
    Corporate and other..............................                859                    1,242                     868
                                                              ----------               ----------              ----------
        Consolidated.................................         $   24,218               $   23,157              $   18,698
                                                              ==========               ==========              ==========

Capital expenditures:
    Commercial.......................................         $   11,053               $    9,317              $    2,206
    Fire and emergency...............................              5,016                    6,125                   9,439
    Defense..........................................              6,578                    2,557                   1,799
                                                              ----------               ----------              ----------
        Consolidated.................................         $   22,647               $   17,999              $   13,444
                                                              ==========               ==========              ==========
                                                                                     September 30,
                                                                2000                     1999                    1998
                                                                ----                     ----                    ----
Identifiable assets(a):
    Commercial (b)...................................         $  385,622               $  381,199              $  329,036
    Fire and emergency...............................            288,904                  276,692                 273,188
    Defense..........................................            108,528                   85,796                  73,917
    Corporate and other..............................             13,326                    9,603                   8,898
                                                              ----------               ----------              ----------
        Consolidated.................................         $  796,380               $  753,290              $  685,039
                                                              ==========               ==========              ==========

(a)The Company has no significant long-lived assets in foreign countries.
(b)Includes investment in unconsolidated partnership.

     The following table presents net sales by geographic region based on product shipment destination.

                                                                           Fiscal Year Ended September 30,
                                                                2000                     1999                    1998
                                                                ----                     ----                    ----
Net sales:
    United States....................................        $ 1,221,548               $1,113,214                 $857,310
    Other North America..............................              7,429                    7,822                    4,678
    Europe and Middle East...........................             68,317                   21,713                   16,889
    Other............................................             26,732                   22,205                   23,915
                                                             -----------              -----------                ---------
        Consolidated.................................        $ 1,324,026               $1,164,954                 $902,792
                                                             ===========               ==========                 ========

14. Subsidiary Guarantors

     The following tables present condensed consolidating financial information for: (a) the Company; (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly-owned subsidiaries of the Company ("Subsidiary Guarantors") other than McNeilus Financial Services, Inc. and Oshkosh/McNeilus Financial Services, Inc. which are the only non-guarantor subsidiaries of the Company ("Non-Guarantor Subsidiaries"); and (c) on a combined basis, the Non-Guarantor Subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

     The Company is comprised of Wisconsin and Florida manufacturing operations and certain corporate management, information services and finance functions. Borrowings and related interest expense under the Amended and Restated Senior Credit Facility and the Senior Subordinated Notes are charged to the Company. The Company has allocated a portion of this interest expense to certain Subsidiary Guarantors through a formal lending arrangement. There are presently no management fee arrangements between the Company and its Non-Guarantor Subsidiaries.

                                           OSHKOSH TRUCK CORPORATION
                                Condensed Consolidating Statement of Income
                                  Fiscal Year Ended September 30, 2000

                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations    Consolidated
                                                 -------       ----------      ------------      ------------    ------------
                                                                              (In thousands)
Net sales................................      $  478,569      $  870,317      $        --        $  (24,860)     $ 1,324,026
Cost of sales............................         411,850         733,893               --           (24,651)       1,121,092
                                               ----------      ----------      -----------        ----------      -----------
Gross income.............................          66,719         136,424               --              (209)         202,934
Operating expenses:
    Selling, general and administrative..          41,108          52,260              356                --           93,724
    Amortization of goodwill and other
          intangibles....................              --          11,159               --                --           11,159
                                               ----------      ----------      -----------        ----------      -----------
Total operating expenses.................          41,108          63,419              356                --          104,883
                                               ----------      ----------      -----------        ----------      -----------
Operating income (loss)..................          25,611          73,005             (356)             (209)          98,051
Other income (expense):
    Interest expense.....................         (18,863)         (8,368)             (25)            6,300          (20,956)
    Interest income......................             267           6,855               71            (6,300)             893
    Miscellaneous, net...................          11,836         (11,763)             588                --              661
                                               ----------      ----------      -----------        ----------      -----------
                                                   (6,760)        (13,276)             634                --          (19,402)
                                               ----------      ----------      -----------        ----------      -----------
Income before items noted below..........          18,851          59,729              278              (209)          78,649
Provision (credit) for income taxes......           6,564          24,755              106               (79)          31,346
                                               ----------      ----------      -----------        ----------      -----------
                                                   12,287          34,974              172              (130)          47,303
Equity in earnings of subsidiaries and
    unconsolidated partnership, net of
    income taxes.........................          36,221              --            1,205           (36,221)           1,205
                                               ----------      ----------      -----------        ----------      -----------
Income from continuing operations........          48,508          34,974            1,377           (36,351)          48,508
Gain from disposal of discontinued
    operations...........................           2,015              --               --                --            2,015
Extraordinary charge.....................            (820)             --               --                --             (820)
                                               ----------      ----------      -----------        ----------      -----------
Net income...............................      $   49,703      $   34,974      $     1,377        $  (36,351)     $    49,703
                                               ==========      ==========      ===========        ==========-     ===========

                                           OSHKOSH TRUCK CORPORATION
                                 Condensed Consolidating Statement of Income
                                     Fiscal Year Ended September 30, 1999

                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations    Consolidated
                                                 -------       ----------      ------------      ------------    ------------
                                                                              (In thousands)
Net sales................................      $  410,197      $  767,441      $        --        $  (12,684)     $ 1,164,954
Cost of sales............................         359,299         644,958               --           (12,684)         991,573
                                               ----------      ----------      -----------        -----------     -----------
Gross income.............................          50,898         122,483               --                --          173,381
Operating expenses:
    Selling, general and administrative..          41,100          44,567              329                --           85,996
    Amortization of goodwill and other
          intangibles....................              --          11,172               --                --           11,172
                                               ----------      ----------      -----------        ----------      -----------
Total operating expenses.................          41,100          55,739              329                --           97,168
                                               ----------      ----------      -----------        ----------      -----------
Operating income (loss)..................           9,798          66,744             (329)               --           76,213
Other income (expense):
    Interest expense.....................         (24,817)         (8,227)              --             6,300          (26,744)
    Interest income......................             282           6,725               53            (6,300)             760
    Miscellaneous, net...................              95             205              430                --              730
                                               ----------      ----------      -----------        ----------      -----------
                                                  (24,440)         (1,297)             483                --          (25,254)
                                               ----------      ----------      -----------        ----------      -----------
Income (loss) before items noted below...         (14,642)         65,447              154                --           50,959
Provision (credit) for income taxes......          (5,706)         26,961               58                --           21,313
                                               ----------      ----------      -----------        ----------      -----------
                                                   (8,936)         38,486               96                --           29,646
Equity in earnings of subsidiaries and
    unconsolidated partnership, net of
    income taxes.........................          40,127              --            1,545           (40,127)           1,545
                                               ----------      ----------      -----------        ----------      -----------
Income before extraordinary charge.......          31,191          38,486            1,641           (40,127)          31,191
Extraordinary charge.....................             (60)             --               --                --              (60)
                                               ----------      ----------      -----------        ----------      -----------
Net income...............................      $   31,131      $   38,486      $     1,641        $  (40,127)     $    31,131
                                               ==========      ==========      ===========        ==========      ===========

                                           OSHKOSH TRUCK CORPORATION
                                  Condensed Consolidating Statement of Income
                                    Fiscal Year Ended September 30, 1998

                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations    Consolidated
                                                 -------       ----------      ------------      ------------    ------------
                                                                              (In thousands)
Net sales................................      $  393,720      $  509,072      $        --        $       --      $   902,792
Cost of sales............................         350,139         426,617               --                --          776,756
                                               ----------      ----------      -----------        ----------      -----------
Gross income.............................          43,581          82,455               --                --          126,036
Operating expenses:
    Selling, general and administrative..          37,861          31,117               23                --           69,001
    Amortization of goodwill and other
          intangibles....................              --           8,315               --                --            8,315
                                               ----------      ----------      -----------        ----------      -----------
Total operating expenses.................          37,861          39,432               23                --           77,316
                                               ----------      ----------      -----------        ----------      -----------
Operating income (loss)..................           5,720          43,023              (23)               --           48,720
Other income (expense):
    Interest expense.....................         (16,878)         (7,195)            (180)            2,763          (21,490)
    Interest income......................             418           3,248              423            (2,763)           1,326
    Miscellaneous, net...................             (96)             18              170                --               92
                                               ----------      ----------      -----------        ----------      -----------
                                                  (16,556)         (3,929)             413                --          (20,072)
                                               ----------      ----------      -----------        ----------      -----------
Income (loss) before items noted below...         (10,836)         39,094              390                --           28,648
Provision (credit) for income taxes......          (4,075)         16,578              152                --           12,655
                                               ----------      ----------      -----------        ----------      -----------
                                                   (6,761)         22,516              238                --           15,993
Equity in earnings of subsidiaries and
    unconsolidated partnership, net of
    income taxes.........................          23,014              --              260           (23,014)             260
                                               ----------      ----------      -----------        ----------      -----------
Income before extraordinary charge.......          16,253          22,516              498           (23,014)          16,253
Extraordinary charge.....................          (1,185)             --               --                --           (1,185)
                                               ----------      ----------      -----------        ----------      -----------
Net income...............................      $   15,068      $   22,516      $       498        $  (23,014)     $    15,068
                                               ==========      ==========      ===========        ==========      ===========

                                       OSHKOSH TRUCK CORPORATION
                                   Condensed Consolidating Balance Sheet
                                           September 30, 2000
                                                                Subsidiary     Non-Guarantor
                                                  Company       Guarantors     Subsidiaries      Eliminations    Consolidated
                                                  -------       ----------     ------------      ------------    ------------
                                                                              (In thousands)
Assets
Current assets:
    Cash and cash equivalents..............      $  13,034      $      499      $      36        $         --    $     13,569
    Receivables, net.......................         61,156          47,473            272              (2,096)        106,805
    Inventories............................         53,273         141,867             --                (209)        194,931
    Prepaid expenses and other.............         12,153           7,836            143                  --          20,132
                                                 ---------      ----------      ---------        ------------    ------------
       Total current assets................        139,616         197,675            451              (2,305)        335,437
Investment in and advances to:
    Subsidiaries...........................        382,723           4,308             --            (387,031)             --
    Unconsolidated partnership.............             --              --         15,179                  --          15,179
Other long-term assets.....................         14,010           1,980            284                  --          16,274
Net property, plant and equipment..........         30,196          88,563             --                  --         118,759
Goodwill and other intangible assets, net..             --         310,731             --                  --         310,731
                                                 ---------      ----------      ---------        ------------    ------------
Total assets...............................      $ 566,545      $  603,257      $  15,914        $   (389,336)   $    796,380
                                                 =========      ==========      =========        ============    ============

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable.......................      $  39,602      $   46,704      $       5        $     (2,096)   $     84,215
    Floor plan notes payable...............             --          23,925             --                  --          23,925
    Customer advances......................          3,114          56,856             26                  --          59,996
    Payroll-related obligations............         10,642          12,792             31                  --          23,465
    Accrued warranty.......................          7,668           8,652             --                  --          16,320
    Other current liabilities..............         26,433          21,914            164                  --          48,511
    Revolving credit facility and current
        maturities of long-term debt.......          8,000             237            307                  --           8,544
                                                 ---------      ----------      ---------        ------------    ------------
           Total current liabilities.......         95,459         171,080            533              (2,096)        264,976
Long-term debt.............................        152,000           2,052            186                  --         154,238
Deferred income taxes......................           (905)         36,432         10,887                  --          46,414
Other long-term liabilities ...............         18,934          10,761             --                  --          29,695
Investment by and advances from (to)
    Parent.................................             --         382,932          4,308            (387,240)             --
Shareholders' equity.......................        301,057              --             --                  --         301,057
                                                 ---------      ----------      ---------        ------------    ------------
Total liabilities and shareholders' equity.      $ 566,545      $  603,257      $  15,914        $   (389,336)   $    796,380
                                                 =========      ==========      =========        ============    ============

                                           OSHKOSH TRUCK CORPORATION
                                 Condensed Consolidating Balance Sheet
                                           September 30, 1999

                                                                Subsidiary     Non-Guarantor
                                                  Company       Guarantors     Subsidiaries      Eliminations    Consolidated
                                                  -------       ----------     ------------      ------------    ------------
                                                                              (In thousands)
Assets
Current assets:
    Cash and cash equivalents..............      $   3,698      $    1,337      $     102        $         --    $      5,137
    Receivables, net.......................         49,311          43,837             38                  --          93,186
    Inventories............................         49,988         148,458             --                  --         198,446
    Prepaid expenses and other.............          7,609           7,695          4,217                  --          19,521
                                                 ---------      ----------      ---------        ------------    ------------
       Total current assets................        110,606         201,327          4,357                  --         316,290
Investment in and advances to:
    Subsidiaries...........................        357,575          (7,590)            --            (349,985)             --
    Unconsolidated partnership.............             --              --         12,335                  --          12,335
Other long-term assets.....................         10,745           1,027             52                  --          11,824
Net property, plant and equipment..........         23,960          69,060             --                  --          93,020
Goodwill and other intangible assets, net..             --         319,821             --                  --         319,821
                                                 ---------      ----------      ---------        ------------    ------------
Total assets...............................      $ 502,886      $  583,645      $  16,744        $   (349,985)   $    753,290
                                                 =========      ==========      =========        =============   ============

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable.......................      $  34,261      $   50,234      $     232        $         --    $     84,727
    Floor plan notes payable...............             --          26,616             --                  --          26,616
    Customer advances......................          1,669          66,695             --                  --          68,364
    Payroll-related obligations............          9,172          11,788             30                  --          20,990
    Accrued warranty.......................          6,785           7,838             --                  --          14,623
    Other current liabilities..............         17,940          23,638         10,628                  --          52,206
    Revolving credit facility and current
        maturities of long-term debt.......          5,000             259             --                  --           5,259
                                                 ---------      ----------      ---------        ------------    ------------
           Total current liabilities.......         74,827         187,068         10,890                  --         272,785
Long-term debt.............................        253,000           2,289             --                  --         255,289
Deferred income taxes......................         (5,407)         36,228         13,444                  --          44,265
Other long-term liabilities ...............         17,586             485             --                  --          18,071
Investment by and advances from (to)
    Parent.................................             --         357,575         (7,590)           (349,985)             --
Shareholders' equity.......................        162,880              --             --                  --         162,880
                                                 ---------      ----------      ---------        ------------    ------------
Total liabilities and shareholders' equity.      $ 502,886      $  583,645      $  16,744        $   (349,985)   $    753,290
                                                 =========      ==========      =========        =============   ============


                                           OSHKOSH TRUCK CORPORATION
                                Condensed Consolidating Statement of Cash Flows
                                   Fiscal Year Ended September 30, 2000

                                                                Subsidiary     Non-Guarantor
                                                    Company      Guarantors     Subsidiaries      Eliminations    Consolidated
                                                    -------      ----------     ------------      ------------    ------------
                                                                              (In thousands)
Operating activities:
    Income from continuing operations
        before extraordinary item...........      $  48,508      $  34,974      $    1,377         $(36,351)      $   48,508
    Non-cash adjustments....................          5,967         18,999            (426)              --           24,540
    Changes in operating assets and
        liabilities.........................            100        (13,434)        (10,240)             209          (23,365)
                                                  ---------      ---------      ----------         --------       ----------
    Net cash provided from (used for)
        operating activities................         54,575         40,539          (9,289)         (36,142)          49,683

Investing activities:
    Acquisition of businesses, net of cash
        acquired............................         (5,467)        (1,752)             72               --           (7,147)
    Investments in and advances to
        subsidiaries........................        (19,681)       (26,982)         10,521           36,142               --
    Additions to property, plant and
        equipment...........................        (10,962)       (11,685)             --               --          (22,647)
    Other...................................           (719)          (699)           (947)              --           (2,365)
                                                  ---------      ---------      ----------         --------       ----------
    Net cash provided from (used for)
        investing activities................        (36,829)       (41,118)          9,646           36,142          (32,159)

Net cash provided from discontinued
    operations..............................          2,015             --              --               --            2,015

Financing activities:
    Net repayments under revolving credit
        facility............................         (5,000)            --              --               --           (5,000)
    Proceeds from issuance of long-term
        debt................................         30,913             --              --               --           30,913
    Repayment of long-term debt.............       (123,913)          (259)           (423)              --         (124,595)
    Debt issuance costs.....................           (795)            --              --               --             (795)
    Proceeds from Common Stock Offering.....         93,736             --              --               --           93,736
    Costs of Common Stock Offering..........           (334)            --              --               --             (334)
    Dividends paid..........................         (5,392)            --              --               --           (5,392)
    Other...................................            360             --              --               --              360
                                                  ---------      ---------      ----------         --------       ----------
    Net cash used for financing activities..        (10,425)          (259)           (423)              --          (11,107)
                                                  ---------      ---------      ----------         --------       ----------
Increase (decrease) in cash and cash
    equivalents.............................          9,336           (838)            (66)              --            8,432
Cash and cash equivalents at beginning of
    year....................................          3,698          1,337             102               --            5,137
                                                  ---------      ---------      ----------         --------       ----------
Cash and cash equivalents at end of year....      $  13,034      $     499      $       36         $     --       $   13,569
                                                  =========      =========      ==========         ========       ==========

                                          OSHKOSH TRUCK CORPORATION
                               Condensed Consolidating Statement of Cash Flows
                                 Fiscal Year Ended September 30, 1999

                                                               Subsidiary      Non-Guarantor
                                                   Company     Guarantors      Subsidiaries      Eliminations    Consolidated
                                                   -------     ----------      ------------      ------------    ------------
                                                                              (In thousands)
Operating activities:
    Income before extraordinary item........      $  31,191     $  38,486       $    1,641         $(40,127)      $   31,191
    Non-cash adjustments....................          4,005        18,491           (5,143)              --           17,353
    Changes in operating assets and
        liabilities.........................        (11,739)        3,893           (1,650)              --           (9,496)
                                                  ----------    ---------       -----------        --------       -----------
    Net cash provided from (used for)
        operating activities................         23,457        60,870           (5,152)         (40,127)          39,048

Investing activities:
    Investments in and advances to
        subsidiaries........................          5,992       (46,231)             112           40,127               --
    Additions to property, plant and
        equipment...........................         (4,261)      (13,738)              --               --          (17,999)
    Other...................................            238          (287)           3,564               --            3,515
                                                  ---------     ---------       ----------         --------       ----------
    Net cash provided from (used for)
        investing activities................          1,969       (60,256)           3,676           40,127          (14,484)

Financing activities:
    Net repayments under
        revolving credit facility...........         (1,000)           --               --               --           (1,000)
    Repayment of long-term debt.............        (19,000)         (256)              --               --          (19,256)
    Dividends paid..........................         (4,226)           --               --               --           (4,226)
    Other...................................          1,433            --               --               --            1,433
                                                  ---------     ---------       ----------         --------       ----------
    Net cash used for  financing activities.        (22,793)         (256)              --               --          (23,049)
                                                  ----------    ----------      ----------         --------       -----------
Increase (decrease) in cash and cash
    equivalents.............................          2,633           358           (1,476)              --            1,515
Cash and cash equivalents at beginning of
    year....................................          1,065           979            1,578               --            3,622
                                                  ---------     ---------       ----------         --------       ----------
Cash and cash equivalents at end of year....      $   3,698     $   1,337       $      102         $     --       $    5,137
                                                  =========     =========       ==========         ========       ==========


                                           OSHKOSH TRUCK CORPORATION
                                Condensed Consolidating Statement of Cash Flows
                                   Fiscal Year Ended September 30, 1998

                                                                Subsidiary     Non-Guarantor
                                                   Company      Guarantors     Subsidiaries      Eliminations    Consolidated
                                                   -------      ----------     ------------      ------------    ------------
                                                                              (In thousands)
Operating activities:
    Income before extraordinary item........      $  16,253      $  22,516      $      498         $(23,014)      $   16,253
    Non-cash adjustments....................          9,707         14,293          (3,156)              --           20,844
    Changes in operating assets and
        liabilities.........................         40,800          4,533          (2,489)              --           42,844
                                                  ---------      ---------      -----------        --------       ----------
    Net cash provided from (used for)
        operating activities................         66,760         41,342          (5,147)         (23,014)          79,941

Investing activities:
    Acquisitions of businesses, net of
        cash acquired.......................       (229,876)        (3,563)         12,295               --         (221,144)
    Investments in and advances to
        subsidiaries........................         10,250        (28,181)         (5,083)          23,014               --
    Additions to property, plant and
        equipment...........................         (2,997)       (10,447)             --               --          (13,444)
    Other...................................          4,590          1,868            (487)              --            5,971
                                                  ---------      ---------      -----------        --------       ----------
    Net cash provided from (used for)
        investing activities................       (218,033)       (40,323)          6,725           23,014         (228,617)

Net cash used for discontinued
    operations..............................         (1,093)            --              --               --           (1,093)

Financing activities:
    Net borrowings under revolving credit
        facility............................          6,000             --              --               --            6,000
    Proceeds from issuance of long-term
        debt................................        325,000             --              --               --          325,000
    Repayment of long-term debt.............       (188,000)           (49)             --               --         (188,049)
    Debt issuance costs.....................         (8,641)            --              --               --           (8,641)
    Dividends paid..........................         (4,176)            --              --               --           (4,176)
    Other...................................             38             --              --               --               38
                                                  ---------      ---------      ----------         --------       ----------
    Net cash provided from (used for)
        financing activities................        130,221            (49)             --               --          130,172
                                                  ---------      ----------     ----------         --------       ----------
Increase (decrease) in cash and cash
    equivalents.............................        (22,145)           970           1,578               --          (19,597)
Cash and cash equivalents at beginning of
    year....................................         23,210              9              --               --           23,219
                                                  ---------      ---------      ----------         --------       ----------
Cash and cash equivalents at end of year....      $   1,065      $     979      $    1,578         $     --       $    3,622
                                                  =========      =========      ==========         ========       ==========

15. Subsequent Event

     On October 30, 2000, the Company acquired all of the issued and outstanding capital stock of Medtec Ambulance Corporation ("Medtec") for approximately $14,500, including acquisition costs and net of cash acquired. Medtec is a U.S. manufacturer of custom ambulances and rescue vehicles with manufacturing facilities in Indiana and Michigan.

     The acquisition was financed from available cash and borrowings under the Company's Amended and Restated Revolving Credit Facility. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the operating results of Medtec will be included in the Company's consolidated statements of income beginning October 30, 2000. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $5,800, which will be accounted for as goodwill and amortized over a 25 year period. The purchase price allocation for the Medtec acquisition is preliminary and further adjustments are likely based on final valuations.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
       -------------------------------------------------------------------------
       DISCLOSURES.
       -----------

     The Company had no disagreements with its accountants during the last two fiscal years. On May 9, 2000, the Company engaged Arthur Andersen LLP, to act as its independent auditors as successor to Ernst & Young LLP. All information relating to such change in accountants is incorporated by reference to the Company's Current Report on Form 8-K, dated May 9, 2000.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

     The information to be included under the captions "Governance of the Company - The Board of Directors" and "Stock Ownership - Compliance with Section 16(a) Beneficial Ownership Reporting" in the Company's definitive proxy statement for the annual meeting of shareholders on February 5, 2001, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading "Executive Officers of the Registrant" included under Part I of this report.

Item 11.  EXECUTIVE COMPENSATION.
          ----------------------

     The information to be included under the captions "Governance of the Company - Compensation of Directors," "Stock Price Performance Graph" and "Executive Compensation" contained in the Company's definitive proxy statement for the annual meeting of shareholders on February 5, 2001, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     The information to be included under the caption "Stock Ownership - Stock Ownership of Directors, Executive Officers and Other Large Shareholders" in the Company's definitive proxy statement for the annual meeting of shareholders on February 5, 2001, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     The information to be included under the captions "Governance of the Company - The Board of Directors" and "Executive Compensation - Executive Employment and Severance Agreements and Other Agreements" in the Company's definitive proxy statement for the annual meeting of shareholders on February 5, 2001, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

     (a) 1. Financial Statements: The following consolidated financial statements of the Company and the report of independent auditors included in the Annual Report to Shareholders for the fiscal year ended September 30, 2000, are contained in Item 8:

     Report of Arthur Andersen LLP, Independent Auditors
     Report of Ernst & Young LLP, Independent Auditors
     Consolidated Statements of Income for the years ended September 30, 2000, 1999 and 1998
     Consolidated Balance Sheets at September 30, 2000 and 1999
     Consolidated Statements of Shareholders' Equity for the years ended September 30, 2000, 1999 and 1998
     Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998
     Notes to Consolidated Financial Statements

          2. Financial Statement Schedules:

     Schedule II - Valuation & Qualifying Accounts

     All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

          3.   Exhibits:

               3.1 Restated Articles of Incorporation of Oshkosh Truck Corporation (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13886)).
               3.2  By-Laws of Oshkosh Truck Corporation, as amended.
               4.1 Amended and Restated Credit Agreement dated as of September 28, 2000, among Oshkosh Truck Corporation, Bank of America, N.A., as Agent and Swing Line Lender, and certain other financial institutions.
               4.2 Indenture dated February 26, 1998, among Oshkosh Truck Corporation, the Subsidiary Guarantors and Firstar Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
               4.3 Form of 8 3/4% Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to the Company's
                    Registration Statement on Form S-4 (Reg. No. 333-47931)).
               4.4  Form of Note Guarantee (incorporated by reference to Exhibit
                    4.4 to the Company's Registration Statement on Form S-4
                    (Reg. No. 333-47931)).
               4.5 Rights Agreement, dated as of February 1, 1999, between Oshkosh Truck Corporation and Firstar Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, dated as of February 1, 1999 (File No. 013886)).
               10.1 1990 Incentive Stock Plan for Key Employees, as amended
                    (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*
               10.2 1994 Long-Term Incentive Compensation Plan, dated March 29,
                    1994 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994) (File No. 0-13886)).*
               10.3 Form of Key Employees Employment and Severance Agreement
                    with Messrs. R.G. Bohn, T.M. Dempsey, P.C. Hollowell, C.L. Szews, and M.J. Zolnowski (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 0-13886)).*
               10.4 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan,
                    as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's
                    Registration Statement on Form S-8 (Reg. No. 33-6287)).*
               10.5 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan,
                    as amended, Nonqualified Director Stock Option Agreement
                    (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-6287)).*
               10.6 Form of 1994 Long-Term Incentive Compensation Plan Award
                    Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 0-13886)).*
               10.7 Stock Purchase Agreement, dated April 26, 1996, among
                    Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen
                    P. Mosling (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 0-13886)).

               10.8 Employment Agreement, dated as of October 15, 1998, between
                    Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*
               10.9 Employment Agreement, dated April 24, 1998, between McNeilus
                    Companies, Inc. and Daniel J. Lanzdorf (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 0-13886)).*
              10.10 Oshkosh Truck Corporation Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).*
              10.11 Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and each of Robert G. Bohn, Timothy M. Dempsey, Paul C. Hollowell, Daniel J. Lanzdorf, John W. Randjelovic, Charles L. Szews and Matthew
                     J. Zolnowski (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*
              10.12  Employment Agreement, dated September 16, 2996, between
                     Pierce Manufacturing Inc. and John W. Randjelovic.*
              10.13  Amendment effective July 1, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck
                     Corporation and Robert G. Bohn.*
              11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
              21.    Subsidiaries of Registrant.
              23.    Consent of Arthur Andersen LLP
              23.1   Consent of Ernst & Young LLP
              27.    Financial Data Schedule

*Denotes a management contract or compensatory plan or arrangement.

     (b) The Company filed Current Report on Form 8-K, dated July 25, 2000, reporting a conference call for analysts held in connection with the announcement of the Company's earnings for the third quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           OSHKOSH TRUCK CORPORATION


December 12, 2000          By      /S/ Robert G. Bohn
                             ---------------------------------------------------
                              Robert G. Bohn, President, Chief Executive Officer
                               and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


December 12, 2000                  /S/ R. G. Bohn
                             ---------------------------------------------------
                              R.G. Bohn, President, Chief Executive Officer and
                               Chairman of the Board
                              (Principal Executive Officer)


December 12, 2000                  /S/ C. L. Szews
                             ---------------------------------------------------
                              C.L. Szews, Executive Vice President and Chief
                               Financial Officer
                              (Principal Financial Officer)


December 12, 2000                  /S/ T. J. Polnaszek
                             ---------------------------------------------------
                              T.J. Polnaszek, Vice President and Controller (Principal Accounting Officer)


December 12, 2000                  /S/ J. W. Andersen
                             ---------------------------------------------------
                              J.W. Andersen, Director


December 12, 2000                  /S/ D. T. Carroll
                             ---------------------------------------------------
                              D.T. Carroll, Director


December 12, 2000                  /S/ D. V. Fites
                             ---------------------------------------------------
                              D.V. Fites, Director


December 12, 2000                  /S/ General (Ret.) F. M. Franks, Jr.
                             ---------------------------------------------------
                              General (Ret.) F. M. Franks, Jr., Director


December 12, 2000                  /S/ M. W. Grebe
                             ---------------------------------------------------
                              M.W. Grebe, Director


December 12, 2000                  /S/ K. J. Hempel
                             ---------------------------------------------------
                              K.J. Hempel, Director


December 12, 2000                  /S/ S. P. Mosling
                             ---------------------------------------------------
                              S.P. Mosling, Director


December 12, 2000                  /S/ J. P. Mosling, Jr.
                             ---------------------------------------------------
                              J.P. Mosling, Jr., Director


December 12, 2000                  /S/ R. G. Sim
                             ---------------------------------------------------
                              R.G. Sim, Director

                                                                     SCHEDULE II


                            OSHKOSH TRUCK CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS


                  Years Ended September 30, 2000, 1999 and 1998
                                 (In Thousands)



                                               Balance at      Acquisitions    Additions
                                              Beginning of         of          Charged to                      Balance at
             Classification                       Year         Businesses       Expense        Reductions*     End of Year
             --------------                       ----         ----------       -------        ----------      -----------
Receivables -
Allowance for doubtful accounts:
         1998                                    $1,970           $173           $124            $(199)          $2,068
                                                 ======           ====           ====            ======          ======

         1999                                    $2,068            ---           $201            $(65)           $2,204
                                                 ======            ===           ====            =====           ======

         2000                                    $2,204            $ 5           $255            $(17)           $2,447
                                                 ======            ===           ====            =====           ======




* Represents amounts written off to the reserve, net of recoveries.

INDEX TO EXHIBITS
-----------------

          3.1 Restated Articles of Incorporation of Oshkosh Truck Corporation (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13886)).
          3.2       By-Laws of Oshkosh Truck Corporation, as amended.
          4.1 Amended and Restated Credit Agreement dated as of September 28, 2000, among Oshkosh Truck Corporation, Bank of America, N.A., as Agent and Swing Line Lender, and certain other financial institutions.
          4.2 Indenture dated February 26, 1998, among Oshkosh Truck Corporation, the Subsidiary Guarantors and Firstar Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
          4.3 Form of 8 3/4% Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
          4.4       Form of Note Guarantee (incorporated by reference to Exhibit
                    4.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
          4.5 Rights Agreement, dated as of February 1, 1999, between Oshkosh Truck Corporation and Firstar Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, dated as of February 1, 1999 (File No. 013886)).
          10.1 1990 Incentive Stock Plan for Key Employees, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*
          10.2 1994 Long-Term Incentive Compensation Plan, dated March 29, 1994 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994) (File No. 0-13886)).*
          10.3 Form of Key Employees Employment and Severance Agreement with Messrs. R.G. Bohn, T.M. Dempsey, P.C. Hollowell, C.L. Szews, and M.J. Zolnowski (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 0-13886)).*
          10.4 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-6287)).*
          10.5 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-6287)).*
          10.6 Form of 1994 Long-Term Incentive Compensation Plan Award Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 0-13886)).*
          10.7 Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen
                    P. Mosling (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 0-13886)).
          10.8 Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*
          10.9 Employment Agreement, dated April 24, 1998, between McNeilus Companies, Inc. and Daniel J. Lanzdorf (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 0-13886)).*

          10.10 Oshkosh Truck Corporation Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).*
          10.11 Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and each of Robert G. Bohn, Timothy M. Dempsey, Paul C. Hollowell, Daniel J. Lanzdorf, John W. Randjelovic, Charles L. Szews and Matthew
                    J. Zolnowski (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*
          10.12 Employment Agreement, dated September 16, 1996, between Pierce Manufacturing Inc. and John W. Randjelovic.*
          10.13 Amendment effective July 1, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn.*
          11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
          21.       Subsidiaries of Registrant.
          23.       Consent of Arthur Andersen LLP
          23.1      Consent of Ernst & Young LLP
          27.       Financial Data Schedule


*Denotes a management contract or compensatory plan or arrangement.