Form 10-Q
period 2000-12-31
OSHKOSH TRUCK CORP
filed 2001-02-13
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 2000

                                       or

( ) Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       for the Transition period from                to
                                      ---------------  -------------------

Commission File Number   0-13886
                       -------------


                            Oshkosh Truck Corporation
             ------------------------------------------------------
             [Exact name of registrant as specified in its charter]

           Wisconsin                                      39-0520270
-------------------------------                      ------------------
[State or other jurisdiction of                      [I.R.S. Employer
 incorporation or organization]                       Identification No.]

2307 Oregon Street, P.O. Box 2566, Oshkosh, Wisconsin           54903
-----------------------------------------------------         ---------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X      No
                                         ---       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock Outstanding as of January 31, 2001:       419,991
----------------------------------------------------------------------

Common Stock Outstanding as of January 31, 2001:            16,252,166
----------------------------------------------------------------------

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                     FOR THE QUARTER ENDED DECEMBER 31, 2000


                                                                           Page

Part I.   Financial Information

   Item 1. Financial Statements (Unaudited)

           Condensed Consolidated Statements of Income
              - Three Months Ended December 31, 2000 and 1999 ...............3

           Condensed Consolidated Balance Sheets
              - December 31, 2000 and September 30, 2000.....................4

           Condensed Consolidated Statement of Shareholders' Equity
              - Three Months Ended December 31, 2000 ........................5

           Condensed Consolidated Statements of Cash Flows
              - Three Months Ended December 31, 2000 and 1999 ...............6

           Notes to Condensed Consolidated Financial Statements
              - December 31, 2000............................................7

   Item 2. Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations ................18

   Item 3. Quantitative and Qualitative Disclosure of Market Risk ..........23

Part II.   Other Information

   Item 1. Legal Proceedings ...............................................24

   Item 6. Exhibits and Reports on Form 8-K ................................24

Signatures .................................................................25

                      PART I. ITEM 1. FINANCIAL INFORMATION
                            OSHKOSH TRUCK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                   Three Months Ended
                                                      December 31,

                                                 2000              1999
                                                 ----              ----
                                                  (In thousands, except
                                                   per share amounts)

Net sales                                     $    281,517     $    243,867
Cost of sales                                      238,250          203,890
                                              ------------     ------------
Gross income                                        43,267           39,977
Operating expenses:
  Selling, general and administrative               22,619           20,578
  Amortization of goodwill and other
      intangibles                                    2,864            2,772
                                              ------------     ------------
     Total operating expenses                       25,483           23,350
                                              ------------     ------------
Operating income                                    17,784           16,627
Other income (expense):
  Interest expense                                  (4,658)          (5,786)
  Interest income                                      169              166
  Miscellaneous, net                                    --              114
                                              ------------     ------------
                                                    (4,489)          (5,506)
                                              ------------     ------------
Income before items noted below                     13,295           11,121
Provision for income taxes                           5,375            4,740
                                              ------------     ------------
                                                     7,920            6,381
Equity in earnings of unconsolidated
  partnership, net of income taxes                     303              315
                                              ------------     ------------
Income from operations                               8,223            6,696
Extraordinary charge for early retirement
  of debt, net of income tax benefit                    --             (581)
                                              ------------     ------------
Net income                                    $      8,223     $      6,115
                                              ============     ============

Earnings (loss) per share:
  Income from operations                      $       0.49     $       0.46
  Extraordinary charge                                  --            (0.04)
                                              ------------     ------------
  Net income                                  $       0.49     $       0.42
                                              ============     ============

Earnings (loss) per share assuming
 dilution:
  Income from operations                      $       0.48     $       0.46
  Extraordinary charge                                  --            (0.04)
                                              ------------     ------------
  Net income                                  $       0.48     $       0.42
                                              ============     ============

Cash dividends:
  Class A Common Stock                        $    0.07500     $    0.07500
  Common Stock                                $    0.08625     $    0.08625



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                December, 31,      September 30,
                                                     2000               2000
                                                     ----               ----
                                                 (Unaudited)
                                                            (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents                    $       4,854     $       13,569
  Receivables, net                                   102,163            106,805
  Inventories                                        236,373            201,210
  Prepaid expenses                                     6,076              5,424
  Deferred income taxes                               13,608             14,708
                                               -------------     --------------
      Total current assets                           363,074            341,716
Investment in unconsolidated partnership              15,954             15,179
Other long-term assets                                13,408              9,995
Property, plant and equipment                        213,695            206,507
Less accumulated depreciation                        (90,231)           (87,748)
                                               --------------    --------------
  Net property, plant and equipment                  123,464            118,759
Goodwill and other intangible assets, net            314,102            310,731
                                               -------------     --------------
Total assets                                   $     830,002     $      796,380
                                               =============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $      63,249     $       84,215
  Floor plan notes payable                            36,085             23,925
  Customer advances                                   88,659             58,493
  Payroll-related obligations                         16,114             23,465
  Accrued warranty                                    14,849             15,519
  Other current liabilities                           59,641             52,310
  Revolving credit facility and current
    maturities of long-term debt                      17,606              8,544
                                               -------------     --------------
      Total current liabilities                      296,203            266,471
Long-term debt                                       151,511            154,238
Deferred income taxes                                 45,705             46,414
Other long-term liabilities                           28,308             28,200
Commitments and contingencies
Shareholders' equity                                 308,275            301,057
                                               -------------     --------------
Total liabilities and shareholders' equity     $     830,002     $      796,380
                                               =============     ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                OSHKOSH TRUCK CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                               THREE MONTHS ENDED DECEMBER 31, 2000
                                                           (Unaudited)
                                                                          Common Stock          Other
                                Common       Paid-in      Retained        in Treasury       Comprehensive
                                 Stock       Capital      Earnings          at Cost             Income             Total
                                 -----       -------      --------          -------         --------------         -----
                                                       (In thousands, except per share amounts)

Balance at
  September 30, 2000         $     178      $ 109,740     $ 201,791        $ (10,652)         $      --         $   301,057
Comprehensive
  income:
   Net income                       --             --         8,223               --                 --               8,223
   Gain on
    derivative
    instruments,
    net                             --             --            --               --                336                 336
                             ---------      ---------     ---------        ---------          ---------           ---------
   Comprehensive
    income                       8,559
Cash dividends:
  Class A Common
    Stock                           --             --           (32)              --                 --                 (32)
  Common Stock                      --             --        (1,402)              --                 --              (1,402)
Other                               --             54            --               39                 93
                             ---------      ---------     ---------        ---------          ---------           ---------
Balance at
  December 31, 2000          $     178      $ 109,794     $ 208,580        $ (10,613)         $     336           $ 308,275
                             =========      =========     =========        =========          =========           =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                        Three Months Ended
                                                                           December 31,
                                                                    2000                   1999
                                                                    ----                   ----
                                                                          (In thousands)

Operating activities:
  Income from operations                                      $           8,223      $           6,696
  Non-cash adjustments                                                    7,795                  4,202
  Changes in operating assets and liabilities                            (8,015)                (5,624)
                                                              ------------------     ------------------
      Net cash provided from operating activities                         8,003                  5,274

Investing activities:
  Acquisition of businesses, net of cash acquired                       (14,423)                (5,893)
  Additions to property, plant and equipment                             (4,244)                (4,486)
  Increase in other long-term assets                                     (3,008)                (1,005)
                                                              ------------------     ------------------
      Net cash used for investing activities                            (21,675)               (11,384)

Financing activities:
  Net borrowings under revolving credit
    facility                                                              8,600                  6,000
  Repayment of long-term debt                                            (2,265)               (93,709)
  Proceeds from Common Stock offering                                        --                 93,736
  Costs of Common Stock offering                                             --                   (341)
  Dividends paid                                                         (1,433)                (1,102)
  Other                                                                      55                     28
                                                              -----------------      -----------------
      Net cash provided from financing activities                         4,957                  4,612
                                                              -----------------      -----------------

Decrease in cash and cash equivalents                                    (8,715)                (1,498)

Cash and cash equivalents at beginning of period                         13,569                  5,137
                                                              -----------------      -----------------

Cash and cash equivalents at end of period                    $           4,854      $           3,639
                                                              =================      =================

Supplementary disclosures:
  Depreciation and amortization                               $           7,080      $           5,780
  Cash paid for interest                                                  1,396                  4,566
  Cash paid for income taxes                                              2,832                    361



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

General - The condensed consolidated financial statements included herein have been prepared by Oshkosh Truck Corporation (the "Company") without audit. However, the foregoing financial statements contain all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of Company management, necessary to present fairly the condensed consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 annual report to shareholders.

Reclassifications - Certain reclassifications have been made to the fiscal 2000 financial statements to conform to the fiscal 2001 presentation.

Derivative Financial Instruments - On October 1, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or other comprehensive income. The impact of adopting FAS 133 on accumulated other comprehensive income resulted in a loss of $0.1 million. During the quarter, the Company did not reclassify any derivative gains or losses to the income statement. The cumulative effect of adopting FAS 133 on the results of operations was immaterial.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:



                                                     Three Months Ended
                                                        December 31,
                                                     2000             1999
                                                  ----------       ----------

Denominator for basic earnings
 per share                                        16,668,914       14,398,921
Effect of dilutive options and
 incentive compensation awards                       401,993          310,575
                                              --------------   --------------
Denominator for dilutive earnings
 per share                                        17,070,907       14,709,496
                                              ==============   ==============

3. INVENTORIES

Inventories consist of the following:

                                            December 31,         September 30,
                                               2000                  2000
                                               ----                  ----
                                                     (In thousands)
Finished products                          $       51,634        $      53,068
Partially finished products                        98,880               75,667
Raw materials                                     110,719               95,776
                                           --------------        -------------
Inventories at FIFO cost                          261,233              224,511
Less: Progress payments on U.S.
       government contracts                       (13,531)             (12,313)
      Excess of FIFO cost over
       LIFO cost                                  (11,329)             (10,988)
                                           --------------        -------------
                                           $      236,373        $     201,210
                                           ==============        =============


Title to all inventories related to government contracts, which provide for progress payments, vests with the government to the extent of unliquidated progress payments.

4. ACQUISITIONS

On October 30, 2000, the Company acquired all of the issued and outstanding capital stock of Medtec Ambulance Corporation ("Medtec") for $14.4 million in cash, including acquisition costs and net of cash acquired. Medtec is a U.S. manufacturer of custom ambulances and rescue vehicles. The acquisition was financed from available cash and borrowings under the Company's revolving credit facility ("Revolving Credit Facility").

The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of Medtec are included in the Company's consolidated statements of income beginning October 30, 2000. The purchase price, including acquisition costs, exceeded the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date by approximately $5.9 million, which has been recorded as goodwill and which will be amortized over a 25 year period. The purchase price allocation for Medtec is preliminary and further adjustments are likely based on final valuations and finalization of integration plans. Final adjustments are not expected to have a material impact on the Company's financial statements.

Had the acquisition occurred as of October 1, 1999, there would have been no material proforma effect on net sales, income before extraordinary charge or net income.

5. LONG-TERM DEBT

The Company has outstanding a senior credit facility ("Senior Credit Facility") and $100.0 million of 8.75% senior subordinated notes due March 1, 2008. The Senior Credit Facility consists of a $170.0 million Revolving Credit Facility, which had $8.6 million outstanding at December 31, 2000, and a term loan with $58.0 million outstanding at December 31, 2000. The Senior Credit Facility matures in January 2006.

At December 31, 2000, outstanding borrowings of $8.6 million and $14.5 million of outstanding letters of credit reduced available capacity under the Revolving Credit Facility to $146.9 million.

Substantially all the tangible and intangible assets of the Company and its subsidiaries (including the stock of certain subsidiaries) are pledged as collateral under the Senior Credit Facility. The Senior Credit Facility includes customary affirmative and negative covenants.

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

6. COMMON STOCK OFFERING

On November 24, 1999, the Company sold 3,795,000 shares of its Common Stock at $26.00 per share. Proceeds from the offering, net of underwriting discounts and commissions, totaled $93.7 million with $93.5 million used to repay indebtedness under the Company's then outstanding senior credit facility.

Pro forma unaudited earnings per share of the Company, assuming that the net proceeds to the Company from the offering were used to repay term debt as of October 1, 1999, is summarized below:

                                                             Three Months Ended
                                                              December 31, 1999
                                                              -----------------
Earnings per share before extraordinary charge
  Basic                                                       $           0.44
  Assuming dilution                                                       0.43
Weighted average shares
  Basic                                                             16,626,421
  Assuming dilution                                                 16,936,996

7. COMMITMENTS AND CONTINGENCIES

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

As to one such Superfund site, Pierce Manufacturing Inc. ("Pierce") is one of 431 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently, a report of the remedial investigation/ feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at December 31, 2000. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company's final share of liability.

The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and that it has established adequate reserves for the matter as of December 31, 2000. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

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

The Company has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements totaling approximately $1 million at December 31, 2000. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $136.9 million and open standby letters of credit issued by the Company's bank in favor of third parties totaling approximately $14.6 million at December 31, 2000.

8. BUSINESS SEGMENT INFORMATION
                                                     Three Months Ended
                                                         December 31,
                                                    2000              1999
                                               ------------        -----------
                                                        (In thousands)
Net sales to unaffiliated customers:
  Commercial                                   $    106,026        $  115,394
  Fire and emergency                                 93,746            75,577
  Defense                                            81,745            52,896
                                               ------------        ----------
    Consolidated                               $    281,517        $  243,867
                                               ============        ==========

Operating income (loss):
  Commercial                                   $      6,172        $    9,054
  Fire and emergency                                  7,355             3,915
  Defense                                             8,546             7,495
  Corporate and other                                (4,289)           (3,837)
                                               ------------        ----------
    Consolidated operating income                    17,784            16,627
Net interest expense                                 (4,489)           (5,620)
Miscellaneous other                                      --               114
                                               ------------        ----------
Income before income taxes, equity
  in earnings of unconsolidated
  partnership and extraordinary
  charge                                       $     13,295        $   11,121
                                               ============        ==========

                                                December 31,       September 30,
                                                    2000               2000
                                                    ----               ----
                                                        (In thousands)
Identifiable assets:
  Commercial                                   $    419,995        $    385,622
  Fire and emergency                                305,149             288,904
  Defense                                            99,714             108,528
  Corporate and other                                 5,144              13,326
                                               ------------        ------------
    Consolidated                               $    830,002        $    796,380
                                               ============        ============

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

                                        OSHKOSH TRUCK CORPORATION
                                  Condensed Consolidating Statements of Income
                                  For the Three Months Ended December 31, 2000
                                                 (Unaudited)
                                                          Subsidiary      Non-Guarantor
                                            Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                            -------       ----------      ------------      ------------      ------------
                                                                          (In thousands)

Net sales                                 $  108,039      $  176,238      $        --        $   (2,760)      $   281,517
Cost of sales                                 93,212         147,950               --            (2,912)          238,250
                                          ----------      ----------      -----------        ----------       -----------
Gross income                                  14,827          28,288               --               152            43,267

Operating expenses:
  Selling, general and
    administrative                             9,369          13,319              (69)               --            22,619
  Amortization of goodwill and
    other intangibles                             --           2,864               --                --             2,864
                                          ----------      ----------      -----------        ----------       -----------
Total operating expenses                       9,369          16,183              (69)               --            25,483
                                          ----------      ----------      -----------        ----------       -----------
Operating income                               5,458          12,105               69               152            17,784

Other income (expense):
  Interest expense                            (5,511)         (5,722)              --             6,575            (4,658)
  Interest income                              5,035           1,709               --            (6,575)              169
  Miscellaneous, net                           2,728          (2,728)              --                --                --
                                          ----------      ----------      -----------        ----------       -----------
                                               2,252          (6,741)              --                --            (4,489)
                                          ----------      ----------      -----------        ----------       ------------
Income before items noted below                7,710           5,364               69               152            13,295
Provision for income taxes                     2,766           2,526               26                57             5,375
                                          ----------      ----------      -----------        ----------       -----------
                                               4,944           2,838               43                95             7,920
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                          3,279              --              303            (3,279)              303
                                          ----------      ----------      -----------        ----------       -----------
Net income                                $    8,223      $    2,838      $       346        $   (3,184)      $     8,223
                                          ==========      ==========      ===========        ==========       ===========


                                             OSHKOSH TRUCK CORPORATION
                                   Condensed Consolidating Statements of Income
                                   For the Three Months Ended December 31, 1999
                                                   (Unaudited)

                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                               (In thousands)

Net sales                                      $   80,794      $  167,714      $        --        $   (4,641)      $   243,867
Cost of sales                                      67,993         140,538               --            (4,641)          203,890
                                               ----------      ----------      -----------        -----------      -----------
Gross income                                       12,801          27,176               --                --            39,977

Operating expenses:
  Selling, general and
    administrative                                  8,398          12,096               84                --            20,578
  Amortization of goodwill and
    other intangibles                                  --           2,772               --                --             2,772
                                               ----------      ----------      -----------        ----------       -----------
Total operating expenses                            8,398          14,868               84                --            23,350
                                               ----------      ----------      -----------        ----------       -----------
Operating income (loss)                             4,403          12,308              (84)               --            16,627

Other income (expense):
  Interest expense                                 (5,406)         (1,955)              --             1,575            (5,786)
  Interest income                                      32           1,668               41            (1,575)              166
  Miscellaneous, net                                    8             (12)             118                --               114
                                               ----------      ----------      -----------        ----------       -----------
                                                   (5,366)           (299)             159                --            (5,506)
                                               -----------     -----------     -----------        ----------       ------------
Income (loss) before items noted
  below                                              (963)         12,009               75                --            11,121
Provision (credit) for income taxes                  (366)          5,078               28                --             4,740
                                               -----------     ----------      -----------        ----------       -----------
                                                     (597)          6,931               47                --             6,381
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                               7,293              --              315            (7,293)              315
                                               ----------      ----------      -----------        -----------      -----------
Income from operations                              6,696           6,931              362            (7,293)            6,696
Extraordinary charge for early
  retirement of debt, net of income
  tax benefit                                        (581)             --               --                --              (581)
                                               ----------      ----------      -----------        ----------       -----------
Net income                                     $    6,115      $    6,931      $       362        $   (7,293)      $     6,115
                                               ==========      ==========      ===========        ===========      ===========


                                             OSHKOSH TRUCK CORPORATION
                                      Condensed Consolidating Balance Sheets
                                                 December 31, 2000
                                                    (Unaudited)
                                                                Subsidiary      Non-Guarantor
                                                  Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                  -------       ----------      ------------      ------------      ------------
                                                                                (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents                      $   3,532      $    1,142       $     180        $         --     $      4,854
  Receivables, net                                  52,925          50,358             181              (1,301)         102,163
  Inventories                                       71,193         165,237              --                 (57)         236,373
  Prepaid expenses and other                        10,898           8,643             143                  --           19,684
                                                 ---------      ----------       ---------        ------------     ------------
     Total current assets                          138,548         225,380             504              (1,358)         363,074
Investment in and advances to:
  Subsidiaries                                     394,890           5,801              --            (400,691)              --
  Unconsolidated partnership                            --              --          15,954                  --           15,954
Other long-term assets                               7,503           5,695             210                  --           13,408
Net property, plant and equipment                   32,827          90,637              --                  --          123,464
Goodwill and other intangible
  assets, net                                           --         314,102              --                  --          314,102
                                                 ---------      ----------       ---------        ------------     ------------
Total assets                                     $ 573,768      $  641,615       $  16,668        $   (402,049)    $    830,002
                                                 =========      ==========       =========        ============     ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $  26,131      $   38,414       $       5        $     (1,301)    $     63,249
  Floor plan notes payable                              --          36,085              --                  --           36,085
  Customer advances                                  7,920          80,713              26                  --           88,659
  Payroll-related obligations                        7,051           9,032              31                  --           16,114
  Accrued warranty                                   7,013           7,836              --                  --           14,849
  Other current liabilities                         32,450          27,027             164                  --           59,641
  Revolving credit facility and
    current maturities of long-term
    debt                                            17,100             237             269                  --           17,606
                                                 ---------      ----------       ---------        ------------     ------------
     Total current liabilities                      97,665         199,344             495              (1,301)         296,203
Long-term debt                                     149,500           1,843             168                  --          151,511
Deferred income taxes                                 (794)         36,295          10,204                  --           45,705
Other long-term liabilities                         19,122           9,186              --                  --           28,308
Commitments and contingencies
Investments by and advances from
  (to) parent                                           --         394,947           5,801            (400,748)              --
Shareholders' equity                               308,275              --              --                  --          308,275
                                                 ---------     -----------       ---------        ------------     ------------
Total liabilities and shareholders'
  equity                                         $ 573,768      $  641,615       $  16,668        $   (402,049)    $    830,002
                                                 =========      ==========       =========        ============     ============


                                             OSHKOSH TRUCK CORPORATION
                                      Condensed Consolidating Balance Sheets
                                                September 30, 2000
                                                    (Unaudited)
                                                                Subsidiary      Non-Guarantor
                                                  Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                  -------       ----------      ------------      ------------      ------------
                                                                                (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents                     $  13,034      $     499         $      36       $      --          $  13,569
  Receivables, net                                 61,156         47,473               272          (2,096)           106,805
  Inventories                                      59,552        141,867                --            (209)           201,210
  Prepaid expenses and other                       12,153          7,836               143              --             20,132
                                                ---------      ---------         ---------       ---------          ---------
     Total current assets                         145,895        197,675               451          (2,305)           341,716
Investment in and advances to:
  Subsidiaries                                    382,723          4,308                --        (387,031)                --
  Unconsolidated partnership                           --             --            15,179              --             15,179
Other long-term assets                              7,731          1,980               284              --              9,995
Net property, plant and equipment                  30,196         88,563                --              --            118,759
Goodwill and other intangible
  assets, net                                          --        310,731                --              --            310,731
                                                ---------      ---------         ---------       ---------          ---------
Total assets                                    $ 566,545      $ 603,257         $  15,914       $(389,336)         $ 796,380
                                                =========      =========         =========       =========          =========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $  39,602      $  46,704         $       5       $  (2,096)         $  84,215
  Floor plan notes payable                             --         23,925                --              --             23,925
  Customer advances                                 3,114         55,353                26              --             58,493
  Payroll-related obligations                      10,642         12,792                31              --             23,465
  Accrued warranty                                  6,867          8,652                --              --             15,519
  Other current liabilities                        27,234         24,912               164              --             52,310
  Revolving credit facility and
    current maturities of long-term
    debt                                            8,000            237               307              --              8,544
                                                ---------      ---------         ---------       ---------          ---------
     Total current liabilities                     95,459        172,575               533          (2,096)           266,471
Long-term debt                                    152,000          2,052               186              --            154,238
Deferred income taxes                                (905)        36,432            10,887              --             46,414
Other long-term liabilities                        18,934          9,266                --              --             28,200
Commitments and contingencies
Investments by and advances from
  (to) parent                                          --        382,932             4,308        (387,240)                --
Shareholders' equity                              301,057             --                --              --            301,057
                                                ---------      ---------         ---------       ---------          ---------
Total liabilities and shareholders'
  equity                                        $ 566,545      $ 603,257         $  15,914       $(389,336)         $ 796,380
                                                =========      =========         =========       =========          =========


                                             OSHKOSH TRUCK CORPORATION
                                 Condensed Consolidating Statements of Cash Flows
                                   For the Three Months Ended December 31, 2000
                                                    (Unaudited)
                                                               Subsidiary      Non-Guarantor
                                                   Company     Guarantors      Subsidiaries      Eliminations      Consolidated
                                                   -------     ----------      ------------      ------------      ------------
                                                                               (In thousands)

Operating activities:
  Net income                                      $   8,223     $   2,838       $      346         $ (3,184)       $    8,223
  Non-cash adjustments                                3,321         5,642           (1,168)              --             7,795
  Changes in operating assets and
    liabilities                                     (10,292)        2,314              115             (152)           (8,015)
                                                  ---------     ---------       ----------         --------        ----------
  Net cash provided from (used for)
    operating activities                              1,252        10,794             (707)          (3,336)            8,003

Investing activities:
  Acquisition of business, net of
    cash acquired                                        --       (14,423)              --               --           (14,423)
  Investments in and advances to
    subsidiaries                                    (12,167)        7,684            1,147            3,336                --
  Additions to property, plant and
    equipment                                        (3,790)         (454)              --               --            (4,244)
  Other                                                 (19)       (2,749)            (240)              --            (3,008)
                                                  ---------     ---------       ----------         --------        ----------
  Net cash provided from (used for)
    investing activities                            (15,976)       (9,942)             907            3,336           (21,675)

Financing activities:
  Net borrowings under revolving
    credit facility                                   8,600            --               --               --             8,600
  Repayment of long term debt                        (2,000)         (209)             (56)              --            (2,265)
  Dividends paid                                     (1,433)           --               --               --            (1,433)
  Other                                                  55            --               --               --                55
                                                  ---------     ---------       ----------         --------        ----------
  Net cash provided from (used for)
    financing activities                              5,222          (209)             (56)              --             4,957
                                                  ---------     ---------       ----------         --------        ----------
Increase (decrease) in cash and cash
  equivalents                                        (9,502)          643              144               --            (8,715)
Cash and cash equivalents at
  beginning of period                                13,034           499               36               --            13,569
                                                  ---------     ---------       ----------         --------        ----------
Cash and cash equivalents at end of
  period                                          $   3,532     $   1,142       $      180         $     --        $    4,854
                                                  =========     =========       ==========         ========        ==========



                                             OSHKOSH TRUCK CORPORATION
                                 Condensed Consolidating Statements of Cash Flows
                                   For the Three Months Ended December 31, 1999
                                                    (Unaudited)
                                                               Subsidiary      Non-Guarantor
                                                   Company     Guarantors      Subsidiaries      Eliminations      Consolidated
                                                   -------     ----------      ------------      ------------      ------------
                                                                               (In thousands)

Operating activities:
  Income from operations                          $   6,696     $   6,931       $      362        $   (7,293)      $    6,696
  Non-cash adjustments                                  961         4,692           (1,451)               --            4,202
  Changes in operating assets and
    liabilities                                       7,104       (11,426)          (1,302)               --           (5,624)
                                                  ---------     ----------      -----------       ----------       -----------
  Net cash provided from (used
    for) operating activities                        14,761           197           (2,391)           (7,293)           5,274

Investing activities:
  Acquisition of business, net of
    cash acquired                                    (5,893)           --               --                --           (5,893)
  Investments in and advances to
    subsidiaries                                    (13,748)        3,153            3,302             7,293               --
  Additions to property, plant and
    equipment                                        (1,654)       (2,832)              --                --           (4,486)
  Other                                                 183          (296)            (892)               --           (1,005)
                                                  ---------     ----------      -----------       ----------       -----------
  Net cash provided from (used
    for) investing activities                       (21,112)           25            2,410             7,293          (11,384)

Financing activities:
  Net borrowings under revolving
    credit facility                                   6,000            --               --                --            6,000
  Repayment of long-term debt                       (93,500)         (209)              --                --          (93,709)
  Proceeds from Common Stock
    offering                                         93,736            --               --                --           93,736
  Costs of Common Stock offering                       (341)           --               --                --             (341)
  Dividends paid                                     (1,102)           --               --                --           (1,102)
  Other                                                  28            --               --                --               28
                                                  ---------     ---------       ----------        ----------       ----------
  Net cash provided from (used
    for) financing activities                         4,821          (209)              --                --            4,612
                                                  ---------     ----------      ----------        ----------       ----------
Increase (decrease) in cash and cash
  equivalents                                        (1,530)           13               19                --           (1,498)
Cash and cash equivalents at
  beginning of period                                 3,698         1,337              102                --            5,137
                                                  ---------     ---------       ----------        ----------       ----------
Cash and cash equivalents at end of
  period                                          $   2,168     $   1,350       $      121        $       --       $    3,639
                                                  =========     =========       ==========        ==========       ==========



Item 2. Oshkosh Truck Corporation
Management's Discussion and Analysis of
Consolidated Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

    This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that the Company believes are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding Oshkosh Truck Corporation's (the "Company" or "Oshkosh") future financial position, business strategy, budgets, targets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimates," "anticipate," "believe," "should," "plans," or "continue," or the negative thereof or similar terminology. The Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the following: (1) the cyclical nature of the concrete placement industry; (2) the risks related to reductions or changes in U.S. government expenditures; (3) the potential for actual costs to exceed projected costs under long-term, fixed-price government contracts; (4) the risks related to suspension, termination or audit of U.S. government contracts, including for failure to meet performance thresholds; (5) the challenges of identifying, completing and integrating future acquisitions; (6) competition; (7) disruptions in the supply of parts or components from sole source suppliers and subcontractors; (8) product liability and warranty claims; and (9) labor relations and market conditions. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to the Company's Current Report on Form 8-K filed with the SEC on January 25, 2001. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

General

The major products manufactured and marketed by each of the Company's business segments are as follows:

Commercial-- concrete mixer systems, refuse truck bodies, portable concrete batch plants and truck components sold to commercial ready-mix companies and commercial and municipal waste haulers in the U. S. and abroad.

Fire and emergency -- commercial and custom fire trucks, aircraft rescue and firefighting trucks, snow removal trucks, ambulances and other emergency vehicles primarily sold to fire departments, airports and other governmental units in the U. S. and abroad.

Defense-- heavy- and medium-payload tactical trucks and supply parts sold to the
U. S. military and to other militaries around the world.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment:

                                                     First Quarter Fiscal
                                                    2001               2000
                                                ------------      -------------
                                                        (In thousands)
  Net sales to unaffiliated customers:
    Commercial                                 $     106,026      $     115,394
    Fire and emergency                                93,746             75,577
    Defense                                           81,745             52,896
                                               -------------      -------------
      Consolidated                             $     281,517      $     243,867
                                               =============      =============

First Quarter 2001 Compared to 2000

Consolidated net sales increased 15.4% to $281.5 million for the first quarter of fiscal 2001, compared to the first quarter of fiscal 2000. The November 1999 acquisition of Kewaunee Engineering Corporation ("Kewaunee") and the October 2000 acquisition of Medtec Ambulance Corporation ("Medtec") contributed 1.8% of the increase in net sales.

Commercial segment net sales decreased 8.1% to $106.0 million for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Concrete placement sales were down 9.3% in 2001 compared to 2000. Fiscal 2000 results were characterized by unusually strong end-markets and all-time historical sales levels. First quarter declines in concrete placement sales were more than anticipated and believed to be caused by an uncertain economic environment. Refuse truck body sales decreased 6.0% and were impacted by a slow-down in large commercial waste-hauler purchases.

Fire and emergency segment net sales increased 24.0% to $93.7 million for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Excluding the acquisitions of Kewaunee and Medtec, sales increased 18.8% for the quarter. Pierce Manufacturing Inc. ("Pierce") comprises a substantial majority of the revenue of this segment. Pierce's sales increased 13.2% in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Pierce's sales were limited in the first quarter of fiscal 2000 by the late receipt of commercial chassis from truck suppliers and by production inefficiencies resulting from the installation of an enterprise-wide resource planning ("ERP") system at Pierce. First quarter of fiscal 2001 results also include increased shipments of aircraft rescue and fire fighting vehicles internationally compared to results for the first quarter of fiscal 2000.

Defense segment net sales increased 54.5% to $81.7 million for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Increased Medium Tactical Vehicle Replacement ("MTVR") sales resulting from the planned ramp-up to full rate production scheduled for later this year, increased parts sales and increased international sales accounted for the increase during the quarter. The Company began to produce MTVR vehicles during the second quarter of fiscal 2000.

Analysis of Consolidated Operating Income

The following table presents operating income by business segment:

                                                     First Quarter Fiscal
                                                 2001                   2000
                                                 ----                   ----
                                                         (In thousands)
Operating income (loss):
  Commercial                                 $      6,172          $      9,054
  Fire and emergency                                7,355                 3,915
  Defense                                           8,546                 7,495
  Corporate and other                              (4,289)               (3,837)
                                             ------------          ------------
    Consolidated operating
      income                                 $     17,784          $     16,627
                                             ============          ============

First Quarter 2001 Compared to 2000

Consolidated operating income increased 7.0% to $17.8 million for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Excluding the impact of the November 1999 acquisition of Kewaunee and the October 2000 acquisition of Medtec, consolidated operating income increased 3.6% compared to consolidated operating income for the first quarter of fiscal 2000.

Commercial segment operating income decreased 31.8% for the first quarter of fiscal 2001 compared to 2000. Operating income as a percent of segment sales ("operating income margin") decreased to 5.8% of commercial segment sales for the first quarter of fiscal 2001 compared to 7.8% of commercial segment sales for the first quarter of fiscal 2000. First quarter 2001 operating income margins returned to levels experienced prior to last year (5.0% in the first quarter of fiscal 1999) due to lower sales and decreased absorption of fixed overhead costs in this seasonally slower quarter. Lower absorption of overhead was partially offset by productivity improvements associated with the refuse body plant expansion project completed in the fourth quarter of fiscal 2000.

Fire and emergency segment operating income increased 87.9% to $7.4 million for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The operating income margin increased from 5.2% to 7.8% during this same period. Excluding the impacts of the Kewaunee and Medtec acquisitions, operating income margins increased from 5.1% in the first quarter of fiscal 2000 to 7.5% for the first quarter of fiscal 2001. Operating income margins in the first quarter of fiscal 2000 were lower than historic levels attributable to commercial chassis shortages from suppliers and short-term production inefficiencies following the installation at Pierce of the final modules of a new ERP system during the third quarter of fiscal 1999. Increased international sales volume of the Company's aircraft rescue and fire fighting business also contributed to increased segment operating income and operating income margins during the quarter.

Defense segment operating income increased 14.0% to $8.5 million for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Operating income margins decreased to 10.5% of defense segment sales for the first quarter of fiscal 2001 compared to 14.2% of defense segment sales for the first quarter of fiscal 2000. Lower margin MTVR sales, increased bid and proposal costs related to the Family of Medium Tactical Vehicle ("FMTV") program and the impacts of production inefficiencies incurred during the 100,000 square foot building expansion at the Oshkosh manufacturing facilities contributed to the reductions in operating income margins.

Corporate and other expenses increased $0.5 million to $4.3 million, or 1.5% of consolidated net sales, for the first quarter of fiscal 2001, from $3.8 million, or 1.6% of consolidated net sales, for the first quarter of fiscal 2000. Increases in corporate expenses generally relate to increased staffing and personnel costs.

Analysis of Non-Operating Income Statement Items

First Quarter of Fiscal 2001 Compared to 2000

Interest expense decreased 19.5% in the first quarter of fiscal 2001, compared to the first quarter of fiscal 2000. Lower interest expense resulted from the prepayment of $93.5 million of term debt from proceeds of the Company's November 24, 1999 public offering of Common Stock. This was partially offset by interest expense on borrowings to fund the acquisitions of Kewaunee, Viking Truck and Equipment Inc. (April 2000) and Medtec.

The effective tax rate for combined federal and state income taxes for the first quarter of fiscal 2001 was 40.4% compared to 42.6% in the first quarter of fiscal 2000. The Company's effective income tax rate excluding the impact of nondeductible goodwill was 36.6% in the first quarter of fiscal 2001 compared to 37.9% in the first quarter of fiscal 2000 as the Company benefited from a more efficient state income tax structure and tax benefits related to foreign sales.

Equity in earnings of an unconsolidated partnership of $0.3 million in the first quarter of fiscal 2001 and fiscal 2000 represents the equity in earnings of the Company's interest in its lease financing partnership.

The $0.6 million extraordinary charge in the first quarter of fiscal 2000 represents the write-off of deferred financing costs for that portion of debt prepaid in November 1999 following the equity offering.

Financial Condition

First Quarter of Fiscal 2001

During the quarter, cash decreased by $8.7 million to $4.9 million at December 31, 2000. Cash provided from operating activities of $8.0 million, borrowings of $8.6 million and $8.7 million in available cash was used to fund the $14.4 million acquisition of Medtec, capital expenditures of $4.2 million, scheduled term debt reductions of $2.3 million, a $3.0 million increase in other assets and $1.4 million of dividend payments. The Company's debt-to-total capital ratio at December 31, 2000 was 35.4% compared to 35.1% at September 30, 2000.

First Quarter of Fiscal 2000

During the quarter, cash decreased by $1.5 million to $3.6 million at December 31, 1999. Cash provided from operating activities of $5.3 million was used to fund capital expenditures of $4.5 million, increase long-term assets by $1.0 million and pay dividends of $1.1 million. Net borrowings of $6.0 million during the quarter were used to fund the acquisition of Kewaunee for $5.9 million. In November 1999, the Company completed a public offering of 3,795,000 shares of Common Stock at $26.00 per share, before commissions and expenses. Proceeds to the Company, net of underwriting discounts and commissions, were used to prepay $93.5 million of term debt under the Company's Senior Credit Facility. The Company's debt-to-total capital ratio at December 31, 1999 was 39.8%. During the quarter, inventory increased $33.5 million, including $27.0 million in the commercial segment as a result of seasonal build requirements. Fire and emergency inventories increased $9.9 million during the quarter, generally as a result of commercial chassis and systems-related production inefficiencies at Pierce. Defense segment inventories were down slightly due to timing of inventory purchases. Increases in inventory were offset by reductions in defense receivables ($19.5 million reduction) related to one-time accelerated payments by the U.S. government to minimize Year 2000 concerns and a $11.7 million increase in floor plan notes payable related to commercial segment chassis purchases.

Liquidity and Capital Resources

The Company had $146.9 million of unused availability under the terms of its Revolving Credit Facility as of December 31, 2000. The Company's primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends and, potentially, future acquisitions. The primary sources of cash are expected to be cash flow from operations and borrowings under the Company's Senior Credit Facility.

The Senior Credit Facility requires quarterly principal payments. Based upon current and anticipated future operations, management believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2001, including the working capital requirements associated with the ramp-up to full rate of production under the MTVR contract and the acquisition of Medtec.

The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to changes in working capital arising principally from seasonal fluctuations in sales.

Capital expenditures are expected to approximate $17 million in fiscal 2001 and $20 million in fiscal 2002. Fiscal 2001 capital expenditures include approximately $4 million of an $8 million expansion of the Company's production facilities in Oshkosh.

New Accounting Standards

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

In September 2000, the Emerging Issues Task Force ("EITF"), a subcommittee of the Financial Accounting Standards Board, issued EITF Issue No. 00-10 "Accounting for Shipping and Handling Fees and Cost." EITF No. 00-10 prescribes guidance regarding the income statement classification of costs incurred for shipping and handling fees and costs. This guidance requires shipping fees to be recognized in revenue and shipping costs to be recognized as cost of sales. This statement is to be effective during the fourth quarter of fiscal 2001, concurrent with the adoption of SAB 101. The Company will reclassify shipping fee revenue out of cost of sales, where it currently is classified as a reduction of shipping costs, and into revenue. The Company does not believe that the adoption of EITF No. 00-10 will have a material effect on the results of operations of the Company.

Customers and Backlog

Sales to the U. S. Department of Defense comprised approximately 29% of the Company's net sales in the first quarter of fiscal 2001. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

The Company's backlog at December 31, 2000 increased 14.4% to $639.1 million compared to $558.7 million at December 31, 1999. Commercial segment backlog decreased 29.7% to $132.8 million at December 31, 2000 compared to December 31, 1999. Fire and emergency segment backlog increased 19.8% to $264.9 million at December 31, 2000 compared to December 31, 1999. The defense segment backlog increased 60.9% to $241.4 million at December 31, 2000 compared to December 31, 1999. The Company expects that only 4% of the December 31, 2000 backlog will not be filled in fiscal 2001.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and have not materially changed since that report was filed.

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                DECEMBER 31, 2000

ITEM 1 LEGAL PROCEEDINGS

      None.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

       10 Second Amendment effective December 31, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn.*

(b)        Reports on Form 8-K

      Current Report on Form 8-K dated October 26, 2000, reporting the announcement of the Company's earnings for the fourth quarter and the fiscal year ended September 30, 2000.

      Current Report on Form 8-K dated October 30, 2000, reporting the announcement of the Company's acquisition of Medtec.





*Denotes a management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     OSHKOSH TRUCK CORPORATION

February 13, 2001                       /S/  R. G. Bohn
                                    --------------------------------------------
                                        R. G. Bohn
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


February 13, 2001                       /S/ C. L. Szews
                                    --------------------------------------------
                                        C. L. Szews
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



February 13, 2001                       /S/ T. J. Polnaszek
                                    --------------------------------------------
                                        T. J. Polnaszek
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.       Description

       10 Second Amendment effective December 31, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn.*





*Denotes a management contract or compensatory plan or arrangement.