Form 10-Q
period 2001-03-31
OSHKOSH TRUCK CORP
filed 2001-05-11
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001

                                       or

( ) Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the Transition period from __________ to __________

Commission File Number   0-13886
                       -------------


                            Oshkosh Truck Corporation
              ----------------------------------------------------
             [Exact name of registrant as specified in its charter]

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

                                      None
     --------------------------------------------------------------------------
     [Former name, former address and former fiscal year, if changed since last report]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock Outstanding as of April 30, 2001:                   419,104
--------------------------------------------------------------------------------

Common Stock Outstanding as of April 30, 2001:                        16,267,628
--------------------------------------------------------------------------------

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                                                            Page

Part I.          Financial Information

       Item 1.   Financial Statements (Unaudited)

                 Condensed Consolidated Statements of Income
                     - Three Months Ended March 31, 2001 and 2000;
                       Six Months Ended March 31, 2001 and 2000.............. 3

                 Condensed Consolidated Balance Sheets
                     - March 31, 2001 and September 30, 2000................. 4

                 Condensed Consolidated Statement of Shareholders' Equity
                     - Six Months Ended March 31, 2001....................... 5

                 Condensed Consolidated Statements of Cash Flows
                     - Six Months Ended March 31, 2001 and 2000.............. 6

                 Notes to Condensed Consolidated Financial Statements
                     - March 31, 2001........................................ 7

       Item 2.   Management's Discussion and Analysis of Consolidated
                     Financial Condition and Results of Operations...........21

       Item 3.   Quantitative and Qualitative Disclosure of Market Risk......28

Part II.         Other Information

       Item 1.   Legal Proceedings...........................................29

       Item 4.   Submission of Matters to Vote of Security Holders...........29

       Item 6.   Exhibits and Reports on Form 8-K............................30

Signatures...................................................................31

                                            PART I. ITEM 1. FINANCIAL INFORMATION
                                                  OSHKOSH TRUCK CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)

                                                                    Three Months Ended                  Six Months Ended
                                                                        March 31,                          March 31,
                                                                        ---------                          ---------

                                                                   2001             2000             2001             2000
                                                                   ----             ----             ----             ----

                                                                        (In thousands, except per share amounts)
Net sales                                                      $    341,970     $    330,524     $    623,487     $    574,391
Cost of sales                                                       291,466          280,763          529,716          484,653
                                                               ------------     ------------     ------------     ------------
Gross income                                                         50,504           49,761           93,771           89,738
Operating expenses:
  Selling, general and administrative                                26,526           22,334           49,145           42,912
  Amortization of goodwill and other intangibles                      2,946            2,772            5,810            5,544
                                                               ------------     ------------     ------------     ------------
     Total operating expenses                                        29,472           25,106           54,955           48,456
                                                               ------------     ------------     ------------     ------------
Operating income                                                     21,032           24,655           38,816           41,282
Other income (expense):
  Interest expense                                                   (5,160)          (5,412)          (9,818)         (11,198)
  Interest income                                                       310              188              479              354
  Miscellaneous, net                                                      5              171                5              285
                                                               ------------     ------------     ------------     ------------
                                                                     (4,845)          (5,053)          (9,334)         (10,559)
                                                               ------------     ------------     ------------     ------------
Income before items noted below                                      16,187           19,602           29,482           30,723
Provision for income taxes                                            5,292            7,964           10,667           12,704
                                                               ------------     ------------     ------------     ------------
                                                                     10,895           11,638           18,815           18,019
Equity in earnings of unconsolidated
  partnership, net of income taxes                                      389              275              692              590
                                                               ------------     ------------     ------------     ------------
Income from continuing operations                                    11,284           11,913           19,507           18,609
Gain from discontinued operations, net of
  income taxes of $1,235                                                 --            2,015               --            2,015
Extraordinary charge for early retirement of debt,
  net of income tax benefit of $356                                      --               --               --             (581)
                                                               ------------     ------------     ------------     ------------
Net income                                                     $     11,284     $     13,928     $     19,507     $     20,043
                                                               ============     ============     ============     ============
Earnings (loss) per share:
  Continuing operations                                        $       0.68     $       0.72     $       1.17     $       1.20
  Discontinued operations                                                --             0.12               --             0.13
  Extraordinary charge                                                   --               --               --            (0.04)
                                                               ------------     ------------     ------------     ------------
  Net income                                                   $       0.68     $       0.84     $       1.17     $       1.29
                                                               ============     ============     ============     ============
Earnings (loss) per share assuming dilution:
  Continuing operations                                        $       0.66     $       0.70     $       1.14     $       1.18
  Discontinued operations                                                --             0.12               --             0.13
  Extraordinary charge                                                   --               --               --            (0.04)
                                                               ------------     ------------     ------------     ------------
  Net income                                                   $       0.66     $       0.82     $       1.14     $       1.27
                                                               ============     ============     ============     ============
Cash dividends:
  Class A Common Stock                                         $    0.07500     $    0.07500     $    0.15000     $    0.15000
  Common Stock                                                 $    0.08625     $    0.08625     $    0.17250     $    0.17250


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             OSHKOSH TRUCK CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                 March 31,          September 30,
                                                                                   2001                 2000
                                                                                   ----                 ----
                                                                                (Unaudited)
                                                                                         (In thousands)
       ASSETS
       Current assets:
         Cash and cash equivalents                                          $          4,979     $          13,569
         Receivables, net                                                            141,385               106,805
         Inventories                                                                 289,725               201,210
         Prepaid expenses                                                              5,207                 5,424
         Deferred income taxes                                                        11,503                14,708
                                                                            ----------------     -----------------
             Total current assets                                                    452,799               341,716
       Investment in unconsolidated partnership                                       17,268                15,179
       Other long-term assets                                                         14,046                 9,995
       Property, plant and equipment                                                 219,499               206,507
       Less accumulated depreciation                                                 (94,221)              (87,748)
                                                                            ----------------     -----------------
         Net property, plant and equipment                                           125,278               118,759
       Goodwill and other intangible assets, net                                     323,259               310,731
                                                                            ----------------     -----------------
       Total assets                                                         $        932,650     $         796,380
                                                                            ================     =================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
         Accounts payable                                                   $        107,154     $          84,215
         Floor plan notes payable                                                     40,297                23,925
         Customer advances                                                            81,807                58,493
         Payroll-related obligations                                                  18,884                23,465
         Accrued warranty                                                             15,626                15,519
         Other current liabilities                                                    61,867                52,310
         Revolving credit facility and current
           maturities of long-term debt                                               64,439                 8,544
                                                                            ----------------     -----------------
             Total current liabilities                                               390,074               266,471
       Long-term debt                                                                148,833               154,238
       Deferred income taxes                                                          41,429                46,414
       Other long-term liabilities                                                    34,129                28,200
       Commitments and contingencies
       Shareholders' equity                                                          318,185               301,057
                                                                            ----------------     -----------------
       Total liabilities and shareholders' equity                           $        932,650     $         796,380
                                                                            ================     =================


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             OSHKOSH TRUCK CORPORATION
                              CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                          SIX MONTHS ENDED MARCH 31, 2001
                                                    (Unaudited)
                                                                          Common Stock        Other
                                Common       Paid-in      Retained        in Treasury      Comprehensive
                                 Stock       Capital      Earnings          at Cost           Income          Total
                                 -----       -------      --------          -------           ------          -----
                                                                (In thousands)
Balance at
  September 30, 2000             $ 178     $  109,740   $  201,791      $   (10,652)       $    ----       $301,057
Comprehensive
  income:
   Net income                     ----           ----       19,507             ----             ----         19,507
   Gain on
    derivative
    instruments,
    net                           ----           ----         ----             ----               44             44
                                                                                                           --------
   Comprehensive
    income                                                                                                   19,551
Cash dividends:
  Class A Common
    Stock                         ----           ----          (63)            ----             ----            (63)
  Common Stock                    ----           ----       (2,805)            ----             ----         (2,805)
Other                             ----            265         ----              180                             445
                                 -----     ----------   ----------      -----------         --------       --------
Balance at
  March 31, 2001                 $ 178     $  110,005   $  218,430      $   (10,472)       $      44       $318,185
                                 =====     ==========   ==========      ===========        =========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                             OSHKOSH TRUCK CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                                      Six Months Ended
                                                                                          March 31,
                                                                                 2001                   2000
                                                                                 ----                   ----
                                                                                        (In thousands)

Operating activities:
  Income from continuing operations                                        $          19,507     $          18,609
  Non-cash adjustments                                                                11,714                10,500
  Changes in operating assets and liabilities                                        (47,324)              (45,425)
                                                                           -----------------     -----------------
      Net cash used for operating activities                                         (16,103)              (16,316)

Investing activities:
  Acquisition of businesses, net of cash acquired                                    (26,423)               (5,625)
  Additions to property, plant and equipment                                          (9,311)               (9,469)
  Proceeds from sale of property, plant and equipment                                     25                    46
  Increase in other long-term assets                                                  (4,598)               (1,489)
                                                                           -----------------     -----------------
      Net cash used for investing activities                                         (40,307)              (16,537)

Net cash provided from discontinued operations                                            --                 2,015

Financing activities:
  Net borrowings under revolving credit facility                                      54,800                33,200
  Repayment of long-term debt                                                         (4,310)              (93,742)
  Proceeds from Common Stock offering                                                     --                93,736
  Costs of Common Stock offering                                                          --                  (334)
  Dividends paid                                                                      (2,866)               (2,531)
  Other                                                                                  196                    31
                                                                           -----------------     -----------------
      Net cash provided from financing activities                                     47,820                30,360
                                                                           -----------------     -----------------

Decrease in cash and cash equivalents                                                 (8,590)                 (478)

Cash and cash equivalents at beginning of period                                      13,569                 5,137
                                                                           -----------------     -----------------

Cash and cash equivalents at end of period                                 $           4,979     $           4,659
                                                                           =================     =================

Supplementary disclosures:
  Depreciation and amortization                                            $          13,441     $          11,515
  Cash paid for interest                                                               8,921                12,014
  Cash paid for income taxes                                                          11,291                 9,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION
------------------------

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

Derivative Financial Instruments - On October 1, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or other comprehensive income. The impact of adopting FAS 133 on accumulated other comprehensive income resulted in a loss of $0.1 million. During the first six months of fiscal 2001, the Company did not reclassify any derivative gains or losses to the income statement. The cumulative effect of adopting FAS 133 on the results of operations was immaterial.

Shipping and Handling Fees and Costs - In September 2000, the Emerging Issues Task Force ("EITF") issued EITF Abstract No. 00-10 "Accounting for Shipping and Handling Fees and Costs". EITF No. 00-10 prescribes guidance regarding the income statement classification of costs incurred for shipping and handling fees and costs. This guidance requires shipping fees to be recognized in revenue and shipping costs to be recognized in cost of sales. This statement is to be effective during the fourth quarter of fiscal 2001. The Company will reclassify shipping fee revenue out of cost of sales, where it currently is classified as a reduction of shipping costs, and into revenue.

2. EARNINGS PER SHARE
---------------------

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

                                                           Three Months Ended                     Six Months Ended
                                                                March 31,                             March 31,
                                                                ---------                             ---------
                                                        2001                2000                2001             2000
                                                        ----                ----                ----             ----
Denominator for basic earnings per share             16,677,864          16,628,316           16,673,340        15,507,527
Effect of dilutive options and incentive
  compensation awards                                   442,367             314,625              423,556           312,581
                                                 --------------      --------------       --------------    --------------
Denominator for dilutive earnings per
  share                                              17,120,231          16,942,941           17,096,896        15,820,108
                                                 ==============      ==============       ==============    ==============

3. INVENTORIES
--------------

Inventories consist of the following:

                                                   March 31,      September 30,
                                                     2001            2000
                                                     ----            ----
                                                           (In thousands)
Finished products                               $      69,494      $     53,068
Partially finished products                           132,257            75,667
Raw materials                                         110,445            95,776
                                                -------------      ------------
Inventories at FIFO cost                              312,196           224,511
Less: Progress payments on U.S. government
        contracts                                     (10,179)          (12,313)
      Excess of FIFO cost over LIFO cost              (12,292)          (10,988)
                                                -------------      ------------
                                                $     289,725      $    201,210
                                                =============      ============

Title to all inventories related to government contracts, which provide for progress payments, vests with the government to the extent of unliquidated progress payments.

4. ACQUISITIONS/DISPOSITIONS/OTHER
----------------------------------

On March 6, 2001, the Company purchased machinery and equipment, parts inventory and certain intangible assets from TEMCO, a division of Dallas-based Trinity Industries, Inc. TEMCO, a manufacturer of concrete mixers, batch plants and concrete mixer parts is discontinuing production. Consideration for the purchase was valued at $19.5 million and included cash of $12.0 million and credits to the seller for future purchases of certain concrete placement products from the Company over the next six years. These credits were valued at $7.5 million. The purchase price consideration will be adjusted in the third quarter following a final accounting of inventory received.

On October 30,2000, the Company acquired all of the issued and outstanding capital stock of Medtec Ambulance Corporation ("Medtec") for $14.4 million in cash, including acquisition costs and net of cash acquired. Medtec is a U.S. manufacturer of custom ambulances and rescue vehicles. The acquisition was financed from available cash and borrowings under the Company's revolving credit facility.

The acquisition was accounted for using the purchase method of accounting, and, accordingly the operating results of Medtec are included in the Company's consolidated statements of income beginning October 30, 2000. The purchase price, including acquisition costs, exceeded the estimated fair value of the identified assets acquired and liabilities assumed as of the acquisition date by approximately $7.1 million, which has been recorded as goodwill and which is being amortized over a 25 year period.

The purchase price allocations for the purchase of TEMCO assets and Medtec are preliminary, and further adjustments are likely based on final valuations and finalization of integration plans. Final adjustments are not expected to have a material impact on the Company's financial statements.

Had these transactions occurred on October 1, 2000 or 1999, there would have been no material pro forma impact on the Company's consolidated net sales, net income or earnings per share in fiscal 2001 or 2000.

In January 2000, the Company entered into a technology transfer agreement and collected certain previously written-off receivables from a foreign affiliate, as a part of the disposition of a business that the Company exited in 1995. Gross proceeds of $3.2 million, less taxes of $1.2 million, or net proceeds of $2.0 million, have been recorded as a gain from discontinued operations.

5. LONG-TERM DEBT
-----------------

The Company has outstanding a senior credit facility and $100.0 million of 8.75% senior subordinated notes due March 1, 2008. The senior credit facility consists of a $170.0 million revolving credit facility ("Revolving Credit Facility") which had $54.8 million outstanding as of March 31, 2001 and a term loan ($56.0 million outstanding at March 31, 2001), both of which mature in January 2006.

At March 31, 2001, outstanding borrowings of $54.8 million and $14.4 million of outstanding letters of credit reduced available capacity under the Revolving Credit Facility to $100.8 million.

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

6. COMMON STOCK OFFERING
------------------------

On November 24, 1999, the Company sold 3,795,000 shares of its Common Stock at $26.00 per share. Proceeds from the offering, net of underwriting discounts and commissions, totaled $93.7 million with $93.5 million used to repay indebtedness under the Company's senior credit facility.

Pro forma unaudited earnings per share of the Company, assuming that the net proceeds to the Company from the offering were used to repay term debt as of October 1, 1999, are summarized below:

                                                        Six Months Ended
                                                         March 31, 2000
                                                         --------------
Earnings per share from continuing operations
  Basic                                                   $       1.16
  Assuming dilution                                               1.14
Weighted average shares
  Basic                                                     16,627,364
  Assuming dilution                                         16,939,945

7. COMMITMENTS AND CONTINGENCIES
--------------------------------

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

As to one such Superfund site, Pierce Manufacturing Inc. ("Pierce"), a subsidiary of the Company, is one of 431 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently, a report of the remedial investigation/ feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at March 31, 2001. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company's final share of liability.

The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and that it has established adequate reserves for the matter as of March 31, 2001.

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

The Company has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements totaling approximately $1.0 million at March 31, 2001. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $149.5 million and open letters of credit issued by the Company's bank in favor of third parties totaling approximately $14.6 million at March 31, 2001.

8. BUSINESS SEGMENT INFORMATION
-------------------------------

                                                            Three Months Ended                     Six Months Ended
                                                                March 31,                             March 31,
                                                                ---------                             ---------
                                                          2001               2000               2001               2000
                                                          ----               ----               ----               ----
                                                                                 (In thousands)
Net sales to unaffiliated customers:
  Commercial                                         $       145,946     $      181,873    $       251,972    $       297,267
  Fire and emergency                                         116,007            102,804            209,753            178,381
  Defense                                                     80,327             45,847            162,072             98,743
  Corporate and other                                           (310)                --               (310)                --
                                                     ---------------     --------------    ---------------    ---------------
    Consolidated net sales                           $       341,970     $      330,524    $       623,487    $       574,391
                                                     ===============     ==============    ===============    ===============

Operating income (loss):
  Commercial                                         $         7,640     $       17,809    $        13,812    $        26,863
  Fire and emergency                                          10,850              9,478             18,205             13,393
  Defense                                                      6,779              2,163             15,325              9,658
  Corporate and other                                         (4,237)            (4,795)            (8,526)            (8,632)
                                                     ---------------     --------------    ---------------    ---------------
    Consolidated operating income                             21,032             24,655             38,816             41,282
Net interest expense                                          (4,850)            (5,224)            (9,339)           (10,844)
Miscellaneous other                                                5                171                  5                285
                                                     ---------------     --------------    ---------------    ---------------
Income from continuing operations
  before income taxes, equity in
  earnings of unconsolidated
  partnership and extraordinary charge               $        16,187     $       19,602    $        29,482    $        30,723
                                                     ===============     ==============    ===============    ===============
                                                                                    March 31,              September 30,
                                                                                       2001                    2000
                                                                                       ----                    ----
                                                                                              (In thousands)
Identifiable assets:
  Commercial                                                                      $      495,929        $        385,622
  Fire and emergency                                                                     320,076                 288,904
  Defense                                                                                113,709                 108,528
  Corporate and other                                                                      2,936                  13,326
                                                                                  --------------        ----------------
    Consolidated identifiable assets                                              $      932,650        $        796,380
                                                                                  ==============        ================

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
------------------------------------------------

The following tables present condensed consolidating financial information for:
(a) the Company; (b) on a combined basis, the guarantors of the senior subordinated notes, which include all wholly-owned subsidiaries of the Company ("Subsidiary Guarantors") except for McNeilus Financial Services, Inc. and Oshkosh/McNeilus Financial Services, Inc. ("OMFSI") through December 31, 2000, and only OMFSI beginning January 1, 2001, which are the only non-guarantor subsidiaries of the Company ("Non-Guarantor Subsidiaries"), and (c) on a combined basis, the Non-Guarantor Subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

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

                                                  OSHKOSH TRUCK CORPORATION
                                         Condensed Consolidating Statements of Income
                                          For the Three Months Ended March 31, 2001
                                                         (Unaudited)
                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors       Subsidiary       Eliminations      Consolidated
                                                 -------       ----------       ----------       ------------      ------------
                                                                               (In thousands)

Net sales                                      $  126,826      $  225,213      $        --        $  (10,069)      $   341,970
Cost of sales                                     110,203         191,254               --            (9,991)          291,466
                                               ----------      ----------      -----------        ----------       -----------
Gross income                                       16,623          33,959               --               (78)           50,504

Operating expenses:
  Selling, general and
    administrative                                 10,942          15,584               --                --            26,526
  Amortization of goodwill and
    other intangibles                                  --           2,946               --                --             2,946
                                               ----------      ----------      -----------        ----------       -----------
Total operating expenses                           10,942          18,530               --                --            29,472
                                               ----------      ----------      -----------        ----------       -----------
Operating income (loss)                             5,681          15,429               --               (78)           21,032

Other income (expense):
  Interest expense                                 (5,621)         (6,114)              --             6,575            (5,160)
  Interest income                                   5,075           1,810               --            (6,575)              310
  Miscellaneous, net                                2,180          (2,175)              --                --                 5
                                               ----------      ----------      -----------        ----------       -----------
                                                    1,634          (6,479)              --                --            (4,845)
                                               ----------      ----------      -----------        ----------       -----------
Income (loss) before income taxes
  and equity in earnings of
  subsidiaries and unconsolidated
  partnership                                       7,315           8,950               --               (78)           16,187
Provision (credit) for income taxes                 1,483           3,839               --               (30)            5,292
                                               ----------      ----------      -----------        ----------       -----------
                                                    5,832           5,111               --               (48)           10,895
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                               5,452              --              389            (5,452)              389
                                               ----------      ----------      -----------        ----------       -----------
Net income                                     $   11,284      $    5,111      $       389        $   (5,500)      $    11,284
                                               ==========      ==========      ===========        ==========       ===========

                                                  OSHKOSH TRUCK CORPORATION
                                         Condensed Consolidating Statements of Income
                                          For the Three Months Ended March 31, 2000
                                                         (Unaudited)

                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                               (In thousands)

Net sales                                      $  109,843      $  225,691      $        --        $   (5,010)      $   330,524
Cost of sales                                      97,941         187,832               --            (5,010)          280,763
                                               ----------      ----------      -----------        -----------      -----------
Gross income                                       11,902          37,859               --                --            49,761

Operating expenses:
  Selling, general and
    administrative                                 10,333          11,899              102                --            22,334
  Amortization of goodwill and
    other intangibles                                  --           2,772               --                --             2,772
                                               ----------      ----------      -----------        ----------       -----------
Total operating expenses                           10,333          14,671              102                --            25,106
                                               ----------      ----------      -----------        ----------       -----------
Operating income (loss)                             1,569          23,188             (102)               --            24,655

Other income (expense):
  Interest expense                                 (4,717)         (2,270)              --             1,575            (5,412)
  Interest income                                      56           1,706                1            (1,575)              188
  Miscellaneous, net                                  (60)            100              131                --               171
                                               ----------      ----------      -----------        ----------       -----------
                                                   (4,721)           (464)             132                --            (5,053)
                                               -----------     -----------     -----------        ----------       ------------
Income (loss) from continuing
 operations before income taxes
 and equity in earnings of
 subsidiaries and unconsolidated
  partnership                                      (3,152)         22,724               30                --            19,602
Provision (credit) for income taxes                (1,198)          9,150               12                --             7,964
                                               -----------     ----------      -----------        ----------       -----------
                                                   (1,954)         13,574               18                --            11,638
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                              13,867              --              275           (13,867)              275
                                               ----------      ----------      -----------        -----------      -----------
Income from continuing operations                  11,913          13,574              293           (13,867)           11,913
Discontinued operations, net                        2,015              --               --                --             2,015
                                               ----------      ----------      -----------        ----------       -----------
Net income                                     $   13,928      $   13,574      $       293        $  (13,867)      $    13,928
                                               ==========      ==========      ===========        ===========      ===========

                                                  OSHKOSH TRUCK CORPORATION
                                         Condensed Consolidating Statements of Income
                                           For the Six Months Ended March 31, 2001
                                                         (Unaudited)

                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                               (In thousands)

Net sales                                      $  234,865      $  401,451      $        --        $  (12,829)      $   623,487
Cost of sales                                     203,415         339,204               --           (12,903)          529,716
                                               ----------      ----------      -----------        ----------       -----------
Gross income                                       31,450          62,247               --                74            93,771

Operating expenses:
  Selling, general and
    administrative                                 20,311          28,903              (69)               --            49,145
  Amortization of goodwill and
    other intangibles                                  --           5,810               --                --             5,810
                                               ----------      ----------      -----------        ----------       -----------
Total operating expenses                           20,311          34,713              (69)               --            54,955
                                               ----------      ----------      ------------       ----------       -----------
Operating income                                   11,139          27,534               69                74            38,816

Other income (expense):
  Interest expense                                (11,132)        (11,836)              --            13,150            (9,818)
  Interest income                                  10,110           3,519               --           (13,150)              479
  Miscellaneous, net                                4,908          (4,903)              --                --                 5
                                               ----------      ----------      -----------        ----------       -----------
                                                    3,886         (13,220)              --                --            (9,334)
                                               ----------      ----------      -----------        ----------       -----------
Income before income taxes
  and equity in earnings of
  subsidiaries and unconsolidated
  partnership                                      15,025          14,314               69                74            29,482
Provision for income taxes                          4,249           6,365               26                27            10,667
                                               ----------      ----------      -----------        ----------       -----------
                                                   10,776           7,949               43                47            18,815
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                               8,731              --              692            (8,731)              692
                                               ----------      ----------      -----------        ----------       -----------
Net income                                     $   19,507      $    7,949      $       735        $   (8,684)      $    19,507
                                               ==========      ==========      ===========        ==========-      ===========

                                                  OSHKOSH TRUCK CORPORATION
                                         Condensed Consolidating Statements of Income
                                           For the Six Months Ended March 31, 2000
                                                         (Unaudited)

                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                               (In thousands)

Net sales                                      $  190,637      $  393,405      $        --        $   (9,651)      $   574,391
Cost of sales                                     165,934         328,370               --            (9,651)          484,653
                                               ----------      ----------      -----------        ----------       -----------
Gross income                                       24,703          65,035               --                --            89,738

Operating expenses:
  Selling, general and
    administrative                                 18,731          23,995              186                --            42,912
  Amortization of goodwill and
    other intangibles                                  --           5,544               --                --             5,544
                                               ----------      ----------      -----------        ----------       -----------
Total operating expenses                           18,731          29,539              186                --            48,456
                                               ----------      ----------      -----------        ----------       -----------
Operating income (loss)                             5,972          35,496             (186)               --            41,282

Other income (expense):
  Interest expense                                (10,123)         (4,225)              --             3,150           (11,198)
  Interest income                                      88           3,374               42            (3,150)              354
  Miscellaneous, net                                  (52)             88              249                --               285
                                               ----------      ----------      -----------        ----------       -----------
                                                  (10,087)           (763)             291                --           (10,559)
                                               -----------     -----------     -----------        ----------       ------------
Income (loss) from continuing
 operations before income taxes,
 equity in earnings of
 subsidiaries and unconsolidated
 partnership and extraordinary
  charge                                           (4,115)         34,733              105                --            30,723
Provision (credit) for income taxes                (1,564)         14,228               40                --            12,704
                                               -----------     ----------      -----------        ----------       -----------
                                                   (2,551)         20,505               65                --            18,019
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                              21,160              --              590           (21,160)              590
                                               ----------      ----------      -----------        -----------      -----------
Income from continuing operations                  18,609          20,505              655           (21,160)           18,609
Discontinued operations, net                        2,015              --               --                --             2,015
Extraordinary charge, net                            (581)             --               --                --              (581)
                                               ----------      ----------      -----------        ----------      ------------
Net income                                     $   20,043      $   20,505      $       655        $  (21,160)      $    20,043
                                               ==========      ==========      ===========        ===========      ===========

                                                  OSHKOSH TRUCK CORPORATION
                                            Condensed Consolidating Balance Sheets
                                                        March 31, 2001
                                                         (Unaudited)

                                                                Subsidiary      Non-Guarantor
                                                  Company       Guarantors       Subsidiary       Eliminations      Consolidated
                                                  -------       ----------       ----------       ------------      ------------
                                                                                (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents                     $    3,351      $    1,628       $      --        $         --     $      4,979
  Receivables, net                                  65,462          82,661              --              (6,738)         141,385
  Inventories                                       97,953         191,907              --                (135)         289,725
  Prepaid expenses and other                         7,644           9,066              --                  --           16,710
                                                ----------      ----------       ---------        ------------     ------------
     Total current assets                          174,410         285,262              --              (6,873)         452,799
Investment in and advances to:
  Subsidiaries                                     417,285          17,268              --            (434,553)              --
  Unconsolidated partnership                            --              --          17,268                  --           17,268
Other long-term assets                               7,774           6,272              --                  --           14,046
Net property, plant and equipment                   35,416          89,862              --                  --          125,278
Goodwill and other intangible
  assets, net                                           25         323,234              --                  --          323,259
                                                ----------      ----------       ---------        ------------     ------------
Total assets                                    $  634,910      $  721,898       $  17,268        $   (441,426)    $    932,650
                                                ==========      ==========       =========        ============     ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $   40,314      $   73,578       $      --        $     (6,738)    $    107,154
  Floor plan notes payable                              --          40,297              --                  --           40,297
  Customer advances                                  5,871          75,936              --                  --           81,807
  Payroll-related obligations                        7,911          10,973              --                  --           18,884
  Accrued warranty                                   7,618           8,008              --                  --           15,626
  Other current liabilities                         29,307          32,560              --                  --           61,867
  Revolving credit facility and
    current maturities of long-term
    debt                                            63,800             639              --                  --           64,439
                                                ----------      ----------       ---------        ------------     ------------
     Total current liabilities                     154,821         241,991              --              (6,738)         390,074
Long-term debt                                     147,000           1,833              --                  --          148,833
Deferred income taxes                               (4,343)         45,772              --                  --           41,429
Other long-term liabilities                         19,247          14,882              --                  --           34,129
Commitments and contingencies
Investments by and advances from
  (to) parent                                           --         417,420          17,268            (434,688)              --
Shareholders' equity                               318,185              --              --                  --          318,185
                                                ----------     -----------       ---------        ------------     ------------
Total liabilities and shareholders'
  equity                                        $  634,910      $  721,898       $  17,268        $   (441,426)    $    932,650
                                                ==========      ==========       =========        ============     ============


                                                  OSHKOSH TRUCK CORPORATION
                                            Condensed Consolidating Balance Sheets
                                                      September 30, 2000
                                                         (Unaudited)

                                                                Subsidiary      Non-Guarantor
                                                  Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                  -------       ----------      ------------      ------------      ------------
                                                                                (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents                     $   13,034      $      499       $      36        $       ----     $     13,569
  Receivables, net                                  61,156          47,473             272              (2,096)         106,805
  Inventories                                       59,552         141,867            ----                (209)         201,210
  Prepaid expenses and other                        12,153           7,836             143                ----           20,132
                                                ----------      ----------       ---------        -------------    ------------
     Total current assets                          145,895         197,675             451              (2,305)         341,716
Investment in and advances to:
  Subsidiaries                                     382,723           4,308            ----            (387,031)            ----
  Unconsolidated partnership                          ----            ----          15,179                ----           15,179
Other long-term assets                               7,731           1,980             284                ----            9,995
Net property, plant and equipment                   30,196          88,563            ----                ----          118,759
Goodwill and other intangible
  assets, net                                         ----         310,731            ----                ----          310,731
                                                ----------      ----------       ---------       -------------     ------------
Total assets                                    $  566,545      $  603,257       $  15,914        $   (389,336)    $    796,380
                                                ==========      ==========       =========        ============     ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $   39,602      $   46,704       $       5        $     (2,096)    $     84,215
  Floor plan notes payable                            ----          23,925            ----                ----           23,925
  Customer advances                                  3,114          55,353              26                ----           58,493
  Payroll-related obligations                       10,642          12,792              31                ----           23,465
  Accrued warranty                                   6,867           8,652            ----                ----           15,519
  Other current liabilities                         27,234          24,912             164                ----           52,310
  Revolving credit facility and
    current maturities of long-term
    debt                                             8,000             237             307                ----            8,544
                                                ----------      ----------       ---------        ------------     ------------
     Total current liabilities                      95,459         172,575             533              (2,096)         266,471
Long-term debt                                     152,000           2,052             186                ----          154,238
Deferred income taxes                                 (905)         36,432          10,887                ----           46,414
Other long-term liabilities                         18,934           9,266            ----                ----           28,200
Commitments and contingencies
Investments by and advances from
  (to) parent                                         ----         382,932           4,308            (387,240)            ----
Shareholders' equity                               301,057            ----            ----                ----          301,057
                                                ----------      ----------       ---------        ------------     ------------
Total liabilities and shareholders'
  equity                                        $  566,545      $  603,257       $  15,914        $   (389,336)    $    796,380
                                                ==========      ==========       =========        ============     ============

                                                  OSHKOSH TRUCK CORPORATION
                                       Condensed Consolidating Statements of Cash Flows
                                           For the Six Months Ended March 31, 2001
                                                         (Unaudited)

                                                                Subsidiary      Non-Guarantor
                                                    Company     Guarantors      Subsidiaries      Eliminations      Consolidated
                                                    -------     ----------      ------------      ------------      ------------
                                                                               (In thousands)

Operating activities:
  Net income                                      $  19,507     $   7,949       $      735        $   (8,684)      $   19,507
  Non-cash adjustments                                3,991         9,514           (1,791)               --           11,714
  Changes in operating assets and
    liabilities                                     (33,910)      (13,455)             115               (74)         (47,324)
                                                  -------- -    ---------       ----------        ----------       ----------
  Net cash provided from (used for)
    operating activities                            (10,412)        4,008             (941)           (8,758)         (16,103)

Investing activities:
  Acquisition of businesses, net of
    cash acquired                                    (4,583)      (21,840)              --                --          (26,423)
  Investments in and advances to
    subsidiaries                                    (34,607)       23,957            1,892             8,758               --
  Additions to property, plant and
    equipment                                        (7,794)       (1,517)              --                --           (9,311)
  Other                                                (417)       (3,225)            (931)               --           (4,573)
                                                  ---------     ---------       ----------        ----------       -----------
  Net cash provided from (used for)
    investing activities                            (47,401)       (2,625)             961             8,758          (40,307)

Financing activities:
  Net borrowings under revolving
    credit facility                                  54,800            --               --                --           54,800
  Repayment of long term debt                        (4,000)         (254)             (56)               --           (4,310)
  Dividends paid                                     (2,866)           --               --                --           (2,866)
  Other                                                 196            --               --                --              196
                                                  ---------     ---------       ----------        ----------       ----------
  Net cash provided from (used for)
    financing activities                             48,130          (254)             (56)               --           47,820
                                                  ---------     ---------       ----------        ----------       ----------
Increase (decrease) in cash and cash
  equivalents                                        (9,683)        1,129              (36)               --           (8,590)
Cash and cash equivalents at
  beginning of period                                13,034           499               36                --           13,569
                                                  ---------     ---------       ----------        ----------       ----------
Cash and cash equivalents at
  end of period                                   $   3,351     $   1,628       $       --        $       --       $    4,979
                                                  =========     =========       ==========        ==========       ==========


                                                  OSHKOSH TRUCK CORPORATION
                                       Condensed Consolidating Statements of Cash Flows
                                           For the Six Months Ended March 31, 2000
                                                         (Unaudited)

                                                               Subsidiary      Non-Guarantor
                                                   Company     Guarantors      Subsidiaries      Eliminations      Consolidated
                                                   -------     ----------      ------------      ------------      ------------
                                                                               (In thousands)

Operating activities:
  Income from continuing operations               $  18,609     $  20,505       $      655        $  (21,160)      $   18,609
  Non-cash adjustments                                  266        12,122           (1,888)               --           10,500
  Changes in operating assets and
    liabilities                                     (15,320)      (27,602)          (2,503)               --          (45,425)
                                                  ---------     ---------       ----------        ----------       -----------
  Net cash provided from (used
    for) operating activities                         3,555         5,025           (3,736)          (21,160)         (16,316)

Investing activities:
  Acquisition of business                            (5,625)           --               --                --           (5,625)
  Investments in and advances to
    subsidiaries                                    (27,501)        2,111            4,230            21,160               --
  Additions to property, plant and
    equipment                                        (2,828)       (6,641)              --                --           (9,469)
  Other                                                (366)         (491)            (586)               --           (1,443)
                                                  ---------     ---------       ----------        ----------       ----------
  Net cash provided from (used
    for) investing activities                       (36,320)       (5,021)           3,644            21,160          (16,537)

Net cash provided from discontinued
  operations                                          2,015            --               --                --            2,015

Financing activities:
  Net borrowings under revolving
    credit facility                                  33,200            --               --                --           33,200
  Repayment of long-term debt                       (93,500)         (242)              --                --          (93,742)
  Proceeds from Common Stock
    offering                                         93,736            --               --                --           93,736
  Costs of Common Stock offering                       (334)           --               --                --             (334)
  Dividends paid                                     (2,531)           --               --                --           (2,531)
  Other                                                  31            --               --                --               31
                                                  ---------     ---------       ----------        ----------       ----------
  Net cash provided from (used
    for) financing activities                        30,602          (242)              --                --           30,360
                                                  ---------     ---------       ----------        ----------       ----------
Decrease in cash and cash
  equivalents                                          (148)         (238)             (92)               --             (478)
Cash and cash equivalents at
  beginning of period                                 3,698         1,337              102                --            5,137
                                                  ---------     ---------       ----------        ----------       ----------
Cash and cash equivalents at
  end of period                                   $   3,550     $   1,099       $       10        $       --       $    4,659
                                                  =========     =========       ==========        ==========       ==========

Item 2. Oshkosh Truck Corporation
Management's Discussion and Analysis of
Consolidated Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain "forward-looking statements" that are believed to be within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding Oshkosh Truck Corporation's (the "Company" or "Oshkosh") future financial position, business strategy, targets, projected sales, costs, earnings, capital spending and debt levels, and plans and objectives of management for future operations are forward-looking statements. When used in this Form 10-Q, words such as the Company "expects", "intends", "estimates", "anticipates", "believes", and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the concrete placement industry, risks related to reductions in government expenditures, the uncertainty of government contracts and the challenges of identifying, completing and integrating future acquisitions. In addition, the Company's'expectations for fiscal 2001 are based in part on certain assumptions made by the Company, including those relating to achieving targeted cost reductions, production and margin levels under the Medium Tactical Vehicle Replacement ("MTVR") contract, fiscal 2001 concrete placement activity, capital expenditures of large commercial waste haulers, the performance of the U.S. economy generally and targets for improvements in refuse margins. The inaccuracy of these or other assumptions could have a material adverse effect on the Company's ability to achieve the Company's expectations. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on April 26, 2001. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

General

The major products manufactured and marketed by each of the Company's business segments are as follows:

Commercial -- concrete mixer systems, refuse truck bodies, portable concrete batch plants and truck components sold to commercial ready-mix companies and commercial and municipal waste haulers in the U.S. and abroad.

Fire and emergency -- commercial and custom fire trucks, aircraft rescue and firefighting trucks, snow removal trucks, ambulances and other emergency vehicles primarily sold to fire departments, airports and other governmental units in the U.S. and abroad.

Defense -- heavy- and medium-payload tactical trucks and supply parts sold to the U.S. military and to other militaries around the world.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment:

                                               Second Quarter Fiscal                   First Six Months Fiscal
                                               ---------------------                   -----------------------
                                              2001                2000                2001                2000
                                              ----                ----                ----                ----
                                                                       (In thousands)
Net sales to unaffiliated customers:
    Commercial                              $     145,946       $     181,873       $     251,972        $     297,267
    Fire and emergency                            116,007             102,804             209,753              178,381
    Defense                                        80,327              45,847             162,072               98,743
    Corporate and other                              (310)                 --                (310)                  --
                                            -------------       -------------       -------------        -------------
      Consolidated net                      $     341,970       $     330,524       $     623,487        $     574,391
        sales                               =============       =============       =============        =============


Second Quarter Fiscal 2001 Compared to 2000

Consolidated net sales increased 3.5% to $342.0 million for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Excluding the impact of the October 2000 acquisition of Medtec Ambulance Corporation ("Medtec"), consolidated net sales increased 1.8% in the quarter.

Commercial segment net sales decreased 19.8% to $145.9 million for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Concrete placement sales were down 27.8% while refuse product sales were up 9.0%, respectively, from second quarter 2000 results. Prior year concrete placement sales were favorably impacted by strong economic conditions. This year, concrete placement sales have declined, largely due to customer concerns regarding general economic conditions. Refuse packer sales increased due to an increased mix of package chassis and body sales, while body-only unit sales declined.

Fire and emergency segment net sales increased 12.8% to $116.0 million for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Sales were strong across all product lines in the segment. Excluding the impact of the Medtec acquisition, segment sales increased 7.5% for the quarter. Fiscal 2000 sales included shipments which slipped from the first to the second quarter due to production delays arising from an enterprise resource planning ("ERP") installation.

Defense segment net sales increased 75.2% to $80.3 million for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 due to increased parts and international vehicle sales and the continued ramp-up of production under the Company's contract to supply medium-payload trucks to the U.S. Marines under the MTVR contract. Production under the MTVR contract began in the second quarter of fiscal 2000. The Company expects sales under this contract to increase throughout fiscal 2001 as the Company ramps up from low-rate initial production to full-rate production by the fourth quarter of fiscal 2001. In April 2001, authorization for full-rate production was received when the Company achieved "Milestone III" approval and the next program year was called up by the U.S. military.

First Six Months of Fiscal 2001 Compared to 2000

Consolidated net sales increased 8.5% to $623.5 million for the first six months of fiscal 2001 compared to the first six months of fiscal 2000. Excluding the impact of the Medtec acquisition, consolidated net sales increased 7.0%.

Commercial segment net sales decreased 15.2% to $252.0 million for the first six months of fiscal 2001 compared to the first six months of fiscal 2000. Concrete placement sales were down 21.4% while refuse sales were up 1.4%. Fiscal 2000 results were impacted by unusually strong end-markets. In fiscal 2001, economic uncertainties have caused the Company's concrete placement customers to scale back or delay their equipment purchases. Domestic refuse product sales increased 8.3% in the period compared to 2000 levels. Prior year refuse sales benefited from a higher level of international sales.

Fire and emergency segment net sales increased 17.6% to $209.8 million for the first six months of fiscal 2001 compared to the first six months of fiscal 2000. Excluding the results of the Medtec acquisition, sales increased 12.5% over the prior year period, with increases reported across all product offerings.

Defense segment net sales increased 64.1% to $162.1 million for the first six months of fiscal 2001 compared to the first six months of fiscal 2000, with approximately one-half of the increase due to increased MTVR sales and the other one-half due to increased vehicle sales for delivery to the Middle East.

Analysis of Consolidated Operating Income

The following table presents operating income by business segment:

                                         Second Quarter Fiscal                     First Six Months Fiscal
                                         ---------------------                     -----------------------
                                       2001                  2000                  2001                2000
                                       ----                  ----                  ----                ----
                                                                 (In thousands)
Operating income (loss):
  Commercial                        $      7,640          $     17,809          $     13,812          $     26,863
  Fire and emergency                      10,850                 9,478                18,205                13,393
  Defense                                  6,779                 2,163                15,325                 9,658
  Corporate and other                     (4,237)               (4,795)               (8,526)               (8,632)
                                    ------------          ------------          ------------          ------------
    Consolidated operating
      income                        $     21,032          $     24,655          $     38,816          $     41,282
                                    ============          ============          ============          ============

Second Quarter Fiscal 2001 Compared to 2000

Consolidated operating income decreased 14.7% to $21.0 million for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Excluding the October 2000 acquisition of Medtec, consolidated operating income would have decreased 17.5%.

Commercial segment operating income decreased 57.1% to $7.6 million for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Operating income as a percent of segment sales ("operating income margin") decreased to 5.2% of commercial segment sales for the second quarter of fiscal 2001 compared to 9.8% of commercial segment sales for the second quarter of fiscal 2000. Significant reductions in concrete placement sales volumes and the related impact on fixed overhead absorption, and operating expenses of Viking Truck and Equipment, Inc. ("Viking") acquired in the third quarter of fiscal 2000 contributed to the decline in operating income margin.

Fire and emergency segment operating income increased 14.5% to $10.9 million for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. The fire and emergency segment operating income margin increased from 9.2% to 9.4% during this same time period. Excluding the impact of the Medtec acquisition, operating income increased 7.2% and operating income margins were flat between periods at 9.2%.

Defense segment operating income increased 213.4% to $6.8 million for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. The defense operating income margin increased to 8.4% of defense segment sales for the second quarter of fiscal 2001 compared to 4.7% of defense segment sales for the second quarter of fiscal 2000. Operating income margins benefited from absorption of fixed overhead and operating expenses over higher sales volume, partially offset by increased spending on the Family of Medium Tactical Vehicles ("FMTV") prototype contract proposal submitted during the second quarter of fiscal 2001. During the second quarter of fiscal 2001, the Company increased the estimated gross income margin (gross margin as a percent of sales) on its MTVR production contract by two percentage points as the final truck configuration was established following Milestone III approval. Because the Company utilizes the contract method of accounting for MTVR sales and records a cumulative adjustment to record life-to-date sales at the estimated margin to be realized over the entire contract, operating income was favorably impacted during the quarter by approximately $0.7 million related to prior quarter shipments.

Corporate and other expenses decreased $0.6 million to $4.2 million, or 1.2% of consolidated net sales, for the second quarter of fiscal 2001 from $4.8 million, or 1.5% of consolidated net sales, for the second quarter of fiscal 2000. Lower expenses resulted from cost reduction initiatives and variable compensation adjustments.

First Six Months of Fiscal 2001 Compared to 2000

Consolidated operating income decreased 6.0% to $38.8 million for the first six months of fiscal 2001 compared to the first six months of fiscal 2000. Excluding the impact of the November 1999 acquisition of Kewaunee Engineering Corporation

("Kewaunee") and the October 2000 acquisition of Medtec, consolidated operating income would have decreased 9.5%.

Commercial segment operating income decreased 48.6% to $13.8 million for the first six months of fiscal 2001 compared to the first six months of fiscal 2000. Operating income declined due to significantly lower concrete placement sales volume and the negative impact of lower volume on the absorption of fixed overhead costs.

Fire and emergency operating income increased 35.9% to $18.2 million for the first six months of fiscal 2001 compared to the first six months of fiscal 2000. Operating income margin increased to 8.7% of fire and emergency segment sales from 7.5% of segment sales. Excluding the impact of the Medtec acquisition, segment operating income margins increased to 8.5% for the first six months of fiscal 2001. Prior year results were affected by inefficiencies following an ERP installation.

Defense segment operating income increased 58.7% to $15.3 million for the first six months of fiscal 2001 compared to the first six months of fiscal 2000. Operating income margins declined from 9.8% of segment sales for the first six months of fiscal 2000 to 9.5% of segment sales for the first six months of fiscal 2001. The Company expects overall segment operating income margins to continue to decline as the Company ramps-up production on its lower-margin MTVR contract.

Analysis of Non-Operating Income Statement Items

Second Quarter of Fiscal 2001 Compared to 2000

Net interest expense decreased 7.2% to $4.9 million in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Interest costs on increased borrowings to fund the acquisitions of Medtec in October 2000 and Viking in April 2000 were offset by lower interest rates and prior year debt reductions.

The effective tax rate for combined federal and state income taxes for the second quarter of fiscal 2001 was 32.7% compared to 40.6% in the second quarter of fiscal 2000. The Company recorded a nonrecurring reduction in tax expense of $1.3 million for the second quarter of fiscal 2001 related to the settlement of certain income tax audits during the quarter. The settlement includes payment in April 2001 of $4.0 million of deferred taxes. Excluding the impact of the $1.3 million tax settlement in fiscal 2001 and $1.4 million of nondeductible goodwill in the second quarter of fiscal 2001 and 2000, the Company's effective income tax rate was 37.3% in 2001 and 38.0% in 2000.

Equity in earnings of an unconsolidated partnership of $0.4 million in the second quarter of fiscal 2001 and $0.3 million in the second quarter of fiscal 2000 represents the Company's equity interest in its lease financing partnership.

In January 2000, the Company entered into a technology transfer agreement and collected certain previously written-off receivables from a foreign affiliate, which was part of a business that the Company exited in 1995. Gross proceeds of $3.2 million, less taxes of $1.2 million, or net proceeds of $2.0 million, have been recorded as a gain from discontinued operations in the second quarter of fiscal 2000.

First Six Months of Fiscal 2001 Compared to 2000

Net interest expense decreased 13.9% to $9.3 million in the first six months of fiscal 2001 compared to the first six months of fiscal 2000 largely as a result of the effect on interest of prior year debt repayment from proceeds of the Company's November 1999 equity offering and interest rate reductions on the Company's variable-rate debt. These reductions were partially offset by interest on increased working capital borrowings to fund the Medtec and Viking acquisitions and to support overall sales growth.

The effective tax rate for combined federal and state income taxes for the first six months of fiscal 2001 was 36.2% compared to 41.4% for the first six months of fiscal 2000. Excluding the $1.3 million reduction in tax expense related to the settlement of tax audits in 2001 and the impact of $2.7 million of nondeductible goodwill in the first six months of fiscal 2001 and fiscal 2000, the Company's effective income tax rate was 37.0% in 2001 and 38.0% in 2000.

Equity in earnings of an unconsolidated partnership of $0.7 million in the first six months of fiscal 2001 and $0.6 million in the first six months of fiscal 2000 represents the Company's equity in earnings of its lease financing partnership.

In November 1999 the Company completed a secondary offering of Common Stock. The Company recorded a $0.6 million charge (net of income taxes of $0.4 million) for early retirement of debt utilizing proceeds from the Company's equity offering.

Financial Condition

First Six Months of Fiscal 2001

During the first six months of fiscal 2001, cash decreased by $8.6 million to $5.0 million at March 31, 2001. Seasonal working capital increases related to the Company's commercial segment contributed to the $16.1 million in cash used for operating activities for the period. Operating cash requirements, capital expenditures of $9.3 million, an increase in other long-term assets of $4.6 million, scheduled term debt reductions of $4.3 million, payment of $2.9 million in cash dividends and the cash portion of the acquisitions of Medtec common stock ($14.4 million) and TEMCO assets ($12.0 million) were funded through the use of $8.6 million of available cash and $54.8 million in borrowings under the Company's revolving credit facility. During the period, inventories increased $88.5 million, including $56.2 million in the commercial segment as a result of seasonal build requirements and TEMCO purchased inventory ($3.5 million). Fire and emergency inventories increased $17.9 million, with $10.6 million of the increase related to the Medtec acquisition. Defense inventories increased $10.9 million during the period as a result of inventory associated with an international order and due to costs associated with the MTVR contract. Overall increases in inventory were partially offset by a $22.9 million increase in trade payables, a $16.4 million increase in floor plan notes payable and a $23.3 million increase in customer advances. Accounts receivable increased $34.6 million during the period, largely due to the seasonal sales growth of the commercial segment and increased refuse product sales to major national waste haulers and municipalities that enjoy extended payment terms.

Other long-term liabilities increased by $5.9 million during the period as the Company recorded the long-term portion of the discounted value of a product credit liability issued to the seller as part of the purchase of the TEMCO assets in March 2001.

First Six Months of Fiscal 2000

During the first six months of fiscal 2000, cash decreased by $0.5 million to $4.7 million at March 31, 2000. Cash used in operating activities of $16.3 million, capital expenditures of $9.5 million, an increase in long-term assets of $1.5 million, dividend payments of $2.5 million and the acquisition of Kewaunee for $5.6 million were funded by net borrowings of $33.2 million. In November 1999, the Company completed a public offering of 3,795,000 shares of Common Stock at $26.00 per share, before commissions and expenses. Proceeds to the Company, net of underwriting discounts and commissions, were used to prepay $93.5 million of term debt under the Company's senior credit facility. During the period, inventory increased $52.9 million, including $36.6 million in the commercial segment as a result of seasonal build requirements. Fire and emergency inventories increased $17.1 million during the period, generally as a result of earlier commercial chassis and systems-related production inefficiencies at Pierce Manufacturing Inc. Defense segment inventories were down slightly due to timing of inventory purchases. Increases in inventory were partially offset by increased trade payables of $15.6 million and an $11.2 million increase in floor plan notes payable related to commercial segment chassis purchases.

Liquidity and Capital Resources

The Company had $100.8 million of unused availability under the terms of its revolving credit facility as of March 31, 2001. The Company's primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends, and, potentially, future acquisitions. The primary sources of cash are expected to be cash flow from operations and borrowings under the Company's senior credit facility.

The acquisitions of Medtec common stock and TEMCO assets were financed through borrowings under the Company's revolving credit facility.

The senior credit facility requires quarterly debt reduction of $2.0 million. Based upon current and anticipated future operations, management believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2001, including the working capital requirements associated with the ramp-up of production under the MTVR contract and the acquisition of Medtec.

The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to changes in working capital arising principally from seasonal fluctuations in sales.

Capital expenditures are expected to approximate $17 to 18 million in fiscal 2001. Fiscal 2001 capital expenditures incurred to date include the remaining $4 million of an $8 million expansion of the Company's production facilities in Oshkosh which was begun in fiscal 2000 and completed early in fiscal 2001.

Customers and Backlog

Sales to the U.S. Department of Defense comprised approximately 26% of the Company's net sales in the first six months of fiscal 2001. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

The Company's backlog at March 31, 2001 increased 0.2% to $741.6 million compared to $739.9 million at March 31, 2000. The commercial segment backlog decreased 25.8% to $124.9 million at March 31, 2001 compared to March 31, 2000. The fire and emergency segment backlog increased 13.1% to $258.7 million at March 31, 2001 compared to March 31, 2000. The defense segment backlog increased 4.4% to $358.0 million at March 31, 2001 compared to March 31, 2000. Approximately 21% of the consolidated backlog at March 31, 2001 is not expected to be filled in fiscal 2001.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the U.S. Department of Defense long-term Family of Heavy Tactical Vehicles and MTVR contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company's future sales to the U.S. Department of Defense versus its sales to other customers.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and have not materially changed since that report was filed.

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                 MARCH 31, 2001

ITEM 1 LEGAL PROCEEDINGS
------------------------

      None.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
-------------------------------------------------------------

At the annual meeting of shareholders held on February 5, 2001, all of the persons nominated as directors were elected. The following table sets forth certain information with respect to such election.

                                                       Shares
                                     Shares          Withholding   Other Shares
     Name of Nominee                Voted For         Authority     Not Voted
     ---------------                ---------         ---------     ---------

Class A Common Stock Nominees
-----------------------------
J.W. Andersen                        409,500              0           12,443
R.G. Bohn                            409,500              0           12,443
F.M. Franks, Jr.                     409,500              0           12,443
M.W. Grebe                           409,500              0           12,443
K.J. Hempel                          409,500              0           12,443
S.P. Mosling                         409,500              0           12,443
J.P. Mosling, Jr.                    409,500              0           12,443

  Common Stock Nominees
  ---------------------
D.T. Carroll                      14,118,529         85,779        2,045,906
D.V. Fites                        14,119,697         84,611        2,045,906
R.G. Sim                          14,120,866         83,442        2,045,906

Also at the annual meeting, Class A shareholders approved a proposal to amend the Company's 1990 incentive stock plan. The following table sets forth certain information with respect to such vote.

                                                                  Abstentions
                                                                      and
                                    Shares          Shares          Broker
                                   Voted For     Voted Against     Non-Votes
                                   ---------     -------------     ---------
Class A Common Stock                393,237         1,351           27,355

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)    Exhibits
---------------

      None.

(b)    Reports on Form 8-K
--------------------------

      Current Report on Form 8-K dated January 25, 2001, reporting the announcement of the Company's earnings for the first quarter of fiscal year ending September 30, 2001.

      Current Report on Form 8-K dated February 5, 2001, reporting the script of the management presentation portion of the Annual Meeting of Shareholders.

      Current Report on Form 8-K dated March 16, 2001, reporting an announcement concerning management's earnings expectations for the quarter ending March 31, 2001 and the year ending September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OSHKOSH TRUCK CORPORATION


May 11, 2001                          /S/  R. G. Bohn
                                    -------------------------------------------
                                      R. G. Bohn
                                      Chairman, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)


May 11, 2001                          /S/ C. L. Szews
                                    -------------------------------------------
                                      C. L. Szews
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)


May 11, 2001                          /S/ T. J. Polnaszek
                                    -------------------------------------------
                                      T. J. Polnaszek
                                      Vice President and Controller
                                      (Principal Accounting Officer)