Form 10-Q
period 2001-06-30
OSHKOSH TRUCK CORP
filed 2001-08-07
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001

                                       or

( ) Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     or the Transition period from __________ to __________

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

                                      None
      ---------------------------------------------------------------------
      [Former name, former address and former fiscal year, if changed since last report]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X_    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock Outstanding as of July 31, 2001:   418,333
--------------------------------------------------------------------------------

Common Stock Outstanding as of July 31, 2001:     16,268,849
--------------------------------------------------------------------------------

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                                                            Page
                                                                            ----
Part I.        Financial Information

       Item 1. Financial Statements (Unaudited)

               Condensed Consolidated Statements of Income
                    - Three Months Ended June 30, 2001 and 2000;
                      Nine Months Ended June 30, 2001 and 2000............... 3

               Condensed Consolidated Balance Sheets
                    - June 30, 2001 and September 30, 2000................... 4

               Condensed Consolidated Statement of Shareholders' Equity
                    - Nine Months Ended June 30, 2001........................ 5

               Condensed Consolidated Statements of Cash Flows
                    - Nine Months Ended June 30, 2001 and 2000............... 6

               Notes to Condensed Consolidated Financial Statements
                    - June 30, 2001.......................................... 7

       Item 2. Management's Discussion and Analysis of Consolidated
                    Financial Condition and Results of Operations............23

       Item 3. Quantitative and Qualitative Disclosure of Market Risk........33

Part II.       Other Information

       Item 1. Legal Proceedings.............................................34


       Item 6. Exhibits and Reports on Form 8-K..............................34

Signatures...................................................................35

                                          PART I. ITEM 1. FINANCIAL INFORMATION
                                                OSHKOSH TRUCK CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)

                                                           Three Months Ended                 Nine Months Ended
                                                                June 30,                           June 30,
                                                                --------                           --------

                                                         2001             2000             2001              2000
                                                         ----             ----             ----              ----

                                                                 (In thousands, except per share amounts)
Net sales                                             $    404,248     $    391,667     $  1,027,735     $    966,058
Cost of sales                                              347,929          332,865          877,645          817,518
                                                      ------------     ------------     ------------     ------------
Gross income                                                56,319           58,802          150,090          148,540
Operating expenses:
  Selling, general and administrative                       25,681           27,213           74,826           70,125
  Amortization of goodwill and other intangibles             3,137            2,780            8,947            8,324
                                                      ------------     ------------     ------------     ------------
     Total operating expenses                               28,818           29,993           83,773           78,449
                                                      ------------     ------------     ------------     ------------
Operating income                                            27,501           28,809           66,317           70,091
Other income (expense):
  Interest expense                                          (5,610)          (5,116)         (15,428)         (16,314)
  Interest income                                              228              286              707              640
  Miscellaneous, net                                           (81)             244              (76)             529
                                                      ------------     ------------     ------------     ------------
                                                            (5,463)          (4,586)         (14,797)         (15,145)
                                                      ------------     ------------     ------------     ------------
Income before items noted below                             22,038           24,223           51,520           54,946
Provision for income taxes                                   8,677            9,253           19,344           21,957
                                                      ------------     ------------     ------------     ------------
                                                            13,361           14,970           32,176           32,989
Equity in earnings of unconsolidated
  partnership, net of income taxes                             348              304            1,040              894
                                                      ------------     ------------     ------------     ------------
Income from continuing operations                           13,709           15,274           33,216           33,883
Gain from discontinued operations, net of
  income taxes of $1,235                                        --               --               --            2,015
Extraordinary charge for early retirement of debt,
  net of income tax benefit of $356                             --               --               --             (581)
                                                      ------------     ------------     ------------     ------------
Net income                                            $     13,709     $     15,274     $     33,216     $     35,317
                                                      ============     ============     ============     ============

Earnings (loss) per share:
  Continuing operations                               $       0.82     $       0.92     $       1.99     $       2.13
  Discontinued operations                                       --               --               --             0.13
  Extraordinary charge                                          --               --               --            (0.04)
                                                      ------------     ------------     ------------     ------------
  Net income                                          $       0.82     $       0.92     $       1.99     $       2.22
                                                      ============     ============     ============     ============

Earnings (loss) per share assuming dilution:
  Continuing operations                               $       0.80     $       0.90     $       1.94     $       2.10
  Discontinued operations                                       --               --               --             0.12
  Extraordinary charge                                          --               --               --            (0.04)
                                                      ------------     ------------     ------------     ------------
  Net income                                          $       0.80     $       0.90     $       1.94     $       2.18
                                                      ============     ============     ============     ============

Cash dividends:
  Class A Common Stock                                $    0.07500     $    0.07500     $    0.22500     $    0.22500
  Common Stock                                        $    0.08625     $    0.08625     $    0.25875     $    0.25875


           The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  OSHKOSH TRUCK CORPORATION
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           June 30,           September 30,
                                                             2001                  2000
                                                             ----                  ----
                                                         (Unaudited)
                                                                 (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                           $          4,563     $          13,569
  Receivables, net                                             157,052               106,805
  Inventories                                                  272,770               201,210
  Prepaid expenses                                               6,098                 5,424
  Deferred income taxes                                         16,418                14,708
                                                      ----------------     -----------------
      Total current assets                                     456,901               341,716
Investment in unconsolidated partnership                        17,928                15,179
Other long-term assets                                          14,309                 9,995
Property, plant and equipment                                  223,028               206,507
Less accumulated depreciation                                  (98,064)              (87,748)
                                                      ----------------     -----------------
  Net property, plant and equipment                            124,964               118,759
Goodwill and other intangible assets, net                      320,289               310,731
                                                      ----------------     -----------------
Total assets                                          $        934,391     $         796,380
                                                      ================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $         83,536     $          84,215
  Floor plan notes payable                                      31,864                23,925
  Customer advances                                             67,306                58,493
  Payroll-related obligations                                   22,126                23,465
  Accrued warranty                                              16,683                15,519
  Other current liabilities                                     71,047                52,310
  Revolving credit facility and current
    maturities of long-term debt                                87,885                 8,544
                                                      ----------------     -----------------
      Total current liabilities                                380,447               266,471
Long-term debt                                                 146,322               154,238
Deferred income taxes                                           41,423                46,414
Other long-term liabilities                                     35,724                28,200
Commitments and contingencies
Shareholders' equity                                           330,475               301,057
                                                      ----------------     -----------------
Total liabilities and shareholders' equity            $        934,391     $         796,380
                                                      ================     =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              OSHKOSH TRUCK CORPORATION
                               CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           NINE MONTHS ENDED JUNE 30, 2001
                                                     (Unaudited)
                                                                     Common Stock         Other
                           Common       Paid-in      Retained        in Treasury      Comprehensive
                            Stock       Capital      Earnings          at Cost            Income             Total
                            -----       -------      --------          -------            ------             -----
                                                            (In thousands)
Balance at
  September 30, 2000        $ 178     $  109,740   $  201,791       $   (10,652)       $     ---          $ 301,057
Comprehensive
  income:
   Net income                 ---            ---       33,216               ---              ---             33,216
   Gain on
    derivative
    instruments,
    net                       ---            ---          ---               ---               60                 60
                                                                                                          ---------
   Comprehensive
    income                                                                                                   33,276
Cash dividends:
  Class A Common
    Stock                     ---            ---          (95)              ---              ---                (95)
  Common Stock                ---            ---       (4,208)              ---              ---             (4,208)
Other                         ---            265          ---               180                                 445
                            -----     ----------   ----------       -----------        ---------          ---------
Balance at
  June 30, 2001             $ 178     $  110,005   $  230,704       $   (10,472)       $      60         $  330,475
                            =====     ==========   ==========       ===========        =========         ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            OSHKOSH TRUCK CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                       June 30,
                                                                                       --------
                                                                            2001                     2000
                                                                            ----                     ----
                                                                                    (In thousands)

Operating activities:
  Income from continuing operations                                   $          33,216         $          33,883
  Non-cash adjustments                                                           14,059                    13,998
  Changes in operating assets and liabilities                                   (79,030)                  (34,203)
                                                                      -----------------         -----------------
      Net cash used for operating activities                                    (31,755)                   13,678

Investing activities:
  Acquisition of businesses, net of cash acquired                               (26,423)                   (7,287)
  Additions to property, plant and equipment                                    (12,748)                  (13,584)
  Proceeds from sale of property, plant and equipment                                25                        46
  Increase in other long-term assets                                             (5,426)                   (3,862)
                                                                      -----------------         -----------------
      Net cash used for investing activities                                    (44,572)                  (24,687)

Net cash provided from discontinued operations                                        -                     2,015

Financing activities:
  Net borrowings under revolving credit facility                                 77,900                    12,800
  Repayment of long-term debt                                                    (6,475)                  (93,842)
  Proceeds from Common Stock offering                                                 -                    93,736
  Costs of Common Stock offering                                                      -                      (334)
  Dividends paid                                                                 (4,300)                   (3,961)
  Other                                                                             196                       156
                                                                      -----------------         -----------------
      Net cash provided from financing activities                                67,321                     8,555
                                                                      -----------------         -----------------

Decrease in cash and cash equivalents                                            (9,006)                     (439)

Cash and cash equivalents at beginning of period                                 13,569                     5,137
                                                                      -----------------         -----------------

Cash and cash equivalents at end of period                            $           4,563         $           4,698
                                                                      =================         =================

Supplementary disclosures:
  Depreciation and amortization                                       $          20,756         $          17,640
  Cash paid for interest                                                         12,193                    14,396
  Cash paid for income taxes                                                     16,537                    14,084

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

Derivative Financial Instruments - On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or other comprehensive income. The impact of adopting SFAS 133 on accumulated other comprehensive income resulted in a loss of $0.1 million. During the first nine months of fiscal 2001, the Company did not reclassify any derivative gains or losses to the income statement. The cumulative effect of adopting SFAS 133 on the results of operations was immaterial.

Reclassifications - Certain reclassifications have been made to the fiscal 2000 financial statements to conform to the fiscal 2001 presentation.

Business Combinations - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective for fiscal years beginning after December 31, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company expects that it will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Subject to final analysis, the Company expects application of the nonamortization provisions of the Statements to result in a positive effect on net income of approximately $6.5 million ($0.38 per share) in fiscal 2002. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2001. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Shipping and Handling Fees and Costs - In September 2000, the Emerging Issues Task Force ("EITF") issued EITF Abstract No. 00-10 "Accounting for Shipping and Handling Fees and Costs". EITF No. 00-10 prescribes guidance regarding the income statement classification of costs incurred for shipping and handling fees and costs. This guidance requires shipping fees to be recognized in revenue and shipping costs to be recognized in cost of sales. This statement is to be effective during the fourth quarter of fiscal 2001. The Company will reclassify shipping fee revenue from cost of sales, where it currently is classified as a reduction of shipping costs, to revenue.

2. EARNINGS PER SHARE
---------------------

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

                                                       Three Months Ended                     Nine Months Ended
                                                            June 30,                              June 30,
                                                            --------                              --------
                                                    2001                2000                2001             2000
                                                    ----                ----                ----             ----
Denominator for basic earnings per share         16,686,732          16,632,665           16,677,804        15,881,205
Effect of dilutive options and incentive
  compensation awards                               392,088             338,625              405,218           319,629
                                             --------------      --------------       --------------    --------------
Denominator for dilutive earnings per
  share                                          17,078,820          16,971,290           17,083,022        16,200,834
                                             ==============      ==============       ==============    ==============

3. INVENTORIES
--------------

Inventories consist of the following:

                                                  June 30,        September 30,
                                                   2001               2000
                                                   ----              ----
                                                       (In thousands)
Finished products                               $    68,576         $   53,068
Partially finished products                         105,157             75,667
Raw materials                                       112,145             95,776
                                                -----------        -----------
Inventories at FIFO cost                            285,878            224,511
Less: Progress payments on U.S. government
        contracts                                      -               (12,313)
      Excess of FIFO cost over LIFO cost            (13,108)           (10,988)
                                                -----------        -----------
                                                $   272,770        $   201,210
                                                ===========        ===========

Title to all inventories related to government contracts, which provide for progress payments, vests with the government to the extent of unliquidated progress payments.

4. LONG-TERM CONTRACTS
----------------------

In March 2001, the Company signed a new, five-year production contract to supply heavy-payload, tactical vehicles to the U.S. Department of Defense ("DoD"). This contract (Future Heavy Tactical Vehicle or "FHTV") follows the expiration of the Company's previous contracts for heavy-payload vehicles. Similar to the previous contracts, the FHTV contract provides for annual price increases over the term of the contract. The FHTV contract includes requirements for "Performance-Based Payments". The Performance-

Based Payments provision in the contract requires the DoD to pay the Company advance payments based on the completion of certain pre-determined events in connection with the production of vehicles under the contract. A portion of the Performance-Based Payments received will be shown as a contra-inventory amount, to the extent of FHTV inventory on hand. Any amounts received in excess of inventory amounts will be reflected in the Company's balance sheet as a customer advance liability. In July 2001, the Company received the initial Performance-Based Payment under the contract.

5. ACQUISITIONS/DISPOSITIONS/OTHER
----------------------------------

On March 6, 2001, the Company purchased certain machinery and equipment, parts inventory and certain intangible assets from TEMCO, a division of Dallas-based Trinity Industries, Inc ("TEMCO"). TEMCO, a manufacturer of concrete mixers, batch plants and concrete mixer parts had discontinued its business. Consideration for the purchase was valued at $19.5 million and included cash of $12.0 million and credits to the seller (valued at $7.5 million) for future purchases of certain concrete placement products from the Company over the next six years. The purchase price consideration will be adjusted in the fourth quarter following a final accounting of inventory received.

On October 30,2000, the Company acquired all of the issued and outstanding capital stock of Medtec Ambulance Corporation ("Medtec") for $14.4 million in cash, including acquisition costs and net of cash acquired. Medtec is a U.S. manufacturer of custom ambulances and rescue vehicles. The acquisition was financed from available cash and borrowings under the Company's revolving credit facility.

The acquisition was accounted for using the purchase method of accounting, and accordingly the operating results of Medtec are included in the Company's consolidated statements of income beginning October 30, 2000. The purchase price, including acquisition costs, exceeded the estimated fair value of the identified assets acquired and liabilities assumed as of the acquisition date by approximately $7.1 million, which has been recorded as goodwill and which is being amortized over a 25 year period.

The purchase price allocations for the purchase of Medtec are preliminary. Further adjustments are likely based on final valuations and finalization of integration plans. Final adjustments are not expected to have a material impact on the Company's financial statements.

Had these transactions occurred on October 1, 2000 or 1999, there would have been no material pro forma impact on the Company's consolidated net sales, net income or earnings per share in fiscal 2001 or 2000.

In fiscal 2000, the Company entered into a technology transfer agreement and collected certain previously written-off receivables from a foreign affiliate as a part of the disposition of a business that the Company exited in 1995. Gross proceeds of $3.2 million, less taxes of $1.2 million, or net proceeds of $2.0 million, have been recorded as a gain from discontinued operations.

6. LONG-TERM DEBT
-----------------

The Company has outstanding a senior credit facility and $100.0 million of 8.75% senior subordinated notes due March 1, 2008. The senior credit facility consists of a $170.0 million revolving credit facility ("Revolving Credit Facility") which had $77.9 million outstanding as of June 30, 2001 and Term Loan A with $54.0 million outstanding at June 30, 2001, both of which mature in January 2006. The Company also had $2.3 million of unsecured notes payable outstanding at June 30, 2001.

At June 30, 2001, outstanding borrowings of $77.9 million and $17.2 million of outstanding letters of credit reduced available capacity under the Revolving Credit Facility to $74.9 million.

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

7. COMMON STOCK OFFERING
------------------------

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

Pro forma unaudited earnings per share of the Company, assuming that the net proceeds to the Company from the offering were used to repay term debt as of October 1, 1999, are summarized below:

                                                        Nine Months Ended
                                                          June 30, 2000
                                                          -------------
Earnings per share from continuing operations
  Basic                                                  $         2.08
  Assuming dilution                                                2.04
Weighted average shares
  Basic                                                      16,629,125
  Assuming dilution                                          16,948,754

8. COMMITMENTS AND CONTINGENCIES
--------------------------------

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

As to one such Superfund site, Pierce Manufacturing Inc. ("Pierce"), a subsidiary of the Company, is one of 431 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently, a report of the remedial investigation/ feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at June 30, 2001. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company's final share of liability.

The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and that it has established adequate reserves for the matter as of June 30, 2001. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

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

The Company has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements totaling approximately $1.0 million at June 30, 2001. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $144.3 million and open letters of credit issued by the Company's bank in favor of third parties totaling approximately $17.3 million at June 30, 2001.

9. BUSINESS SEGMENT INFORMATION
-------------------------------

                                                             Three Months Ended                Nine Months Ended
                                                                  June 30,                         June 30,
                                                                  --------                         --------
                                                           2001             2000             2001            2000
                                                           ----             ----             ----            ----
                                                                             (In thousands)
Net sales to unaffiliated customers:
  Commercial                                          $    164,828     $    219,217     $    416,800     $    516,484
  Fire and emergency                                       128,850          103,482          338,603          281,863
  Defense                                                  111,284           69,368          273,356          168,111
  Corporate and other                                         (714)            (400)          (1,024)            (400)
                                                      ------------     ------------     ------------     ------------
    Consolidated net sales                            $    404,248     $    391,667     $  1,027,735     $    966,058
                                                      ============     ============     ============     ============

Operating income (loss):
  Commercial                                          $      8,898     $     18,351     $     22,710     $     45,214
  Fire and emergency                                        14,281            9,523           32,486           22,916
  Defense                                                    8,730            7,305           24,055           16,963
  Corporate and other                                       (4,408)          (6,370)         (12,934)         (15,002)
                                                      ------------     ------------     ------------     ------------
    Consolidated operating income                           27,501           28,809           66,317           70,091
Net interest expense                                        (5,382)          (4,830)         (14,721)         (15,674)
Miscellaneous other                                            (81)             244              (76)             529
                                                      ------------     ------------     ------------     ------------
Income from continuing operations
  before income taxes, equity in
  earnings of unconsolidated
  partnership and extraordinary charge                $     22,038     $     24,223     $     51,520     $     54,946
                                                      ============     ============     ============     ============
                                                                                           June 30,      September 30,
                                                                                            2001             2000
                                                                                            ----             ----
                                                                                                (In thousands)
Identifiable assets:
  Commercial                                                                            $    450,117     $    385,622
  Fire and emergency                                                                         315,030          288,904
  Defense                                                                                    162,126          108,528
  Corporate and other                                                                          7,118           13,326
                                                                                        ------------     ------------
    Consolidated identifiable assets                                                    $    934,391     $    796,380
                                                                                        ============     ============

10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
-------------------------------------------------

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

                                                   OSHKOSH TRUCK CORPORATION
                                         Condensed Consolidating Statements of Income
                                           For the Three Months Ended June 30, 2001
                                                          (Unaudited)

                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors       Subsidiary       Eliminations      Consolidated
                                                 -------       ----------       ----------       ------------      ------------
                                                                               (In thousands)
Net sales                                      $  170,345      $  243,835      $         -        $   (9,932)      $   404,248

Cost of sales                                     151,508         206,416                -            (9,995)          347,929
                                                  -------         -------      -----------        -----------      -----------
Gross income                                       18,837          37,419                -                63            56,319

Operating expenses:
  Selling, general and
    administrative                                 10,759          14,922                -                 -            25,681
  Amortization of goodwill and
    other intangibles                                   -           3,137                -                 -             3,137
                                               ----------      ----------      -----------        ----------       -----------
Total operating expenses                           10,759          18,059                -                 -            28,818
                                               ----------      ----------      -----------        ----------       -----------
Operating income                                    8,078          19,360                -                63            27,501

Other income (expense):
  Interest expense                                 (6,149)         (6,036)               -             6,575            (5,610)
  Interest income                                   5,025           1,778                -            (6,575)              228
  Miscellaneous, net                                2,672          (2,753)               -                 -               (81)
                                               ----------      ----------      -----------        ----------       -----------
                                                    1,548          (7,011)               -                 -            (5,463)
                                               ----------      ----------      -----------        ----------       -----------
Income  before income taxes
  and equity in earnings of
  subsidiaries and unconsolidated
  partnership                                       9,626          12,349                -                63            22,038

Provision for income taxes                          3,572           5,082                -                23             8,677
                                               ----------      ----------      -----------        ----------       -----------
                                                    6,054           7,267                -                40            13,361
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                               7,655               -              348            (7,655)              348
                                               ----------      ----------      -----------        ----------       -----------
Net income                                     $   13,709      $    7,267      $       348        $   (7,615)      $    13,709
                                               ==========      ==========      ===========        ==========       ===========

                                                   OSHKOSH TRUCK CORPORATION
                                         Condensed Consolidating Statements of Income
                                           For the Three Months Ended June 30, 2000
                                                          (Unaudited)

                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                               (In thousands)
Net sales                                      $  148,363      $  256,957      $        --        $  (13,653)      $   391,667

Cost of sales                                     128,039         218,413               --           (13,587)          332,865
                                               ----------      ----------      -----------        ----------       -----------
Gross income                                       20,324          38,544               --               (66)           58,802

Operating expenses:
  Selling, general and
    administrative                                 11,463          15,658               92                --            27,213
  Amortization of goodwill and
    other intangibles                                  --           2,780               --                --             2,780
                                               ----------      ----------      -----------        ----------       -----------
Total operating expenses                           11,463          18,438               92                --            29,993
                                               ----------      ----------      -----------        ----------       -----------
Operating income (loss)                             8,861          20,106              (92)              (66)           28,809

Other income (expense):
  Interest expense                                 (4,654)         (2,022)             (15)            1,575            (5,116)
  Interest income                                     104           1,748                9            (1,575)              286
  Miscellaneous, net                                    6              36              202                --               244
                                               ----------      ----------      -----------        ----------       -----------
                                                   (4,544)           (238)             196                --            (4,586)
                                               ----------      ----------      -----------        ----------       -----------
Income (loss) before income taxes
  and equity in earnings of
  subsidiaries and unconsolidated
  partnership                                       4,317          19,868              104               (66)           24,223

Provision (credit) for income taxes                 1,174           8,065               39               (25)            9,253
                                               ----------      ----------      -----------        ----------       -----------
                                                    3,143          11,803               65               (41)           14,970
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                              12,131              --              304           (12,131)              304
                                               ----------      ----------      -----------        ----------       -----------
Net income                                     $   15,274      $   11,803      $       369        $  (12,172)      $    15,274
                                               ==========      ==========      ===========        ==========       ===========

                                                   OSHKOSH TRUCK CORPORATION
                                         Condensed Consolidating Statements of Income
                                            For the Nine Months Ended June 30, 2001
                                                          (Unaudited)

                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                               (In thousands)
Net sales                                      $  405,210      $  645,286      $         -        $  (22,761)      $ 1,027,735

Cost of sales                                     354,923         545,620                -           (22,898)          877,645
                                               ----------      ----------      -----------        ----------       -----------
Gross income                                       50,287          99,666                -               137           150,090

Operating expenses:
  Selling, general and
    administrative                                 31,070          43,825              (69)                -            74,826
  Amortization of goodwill and
    other intangibles                                   -           8,947                -                 -             8,947
                                               ----------      ----------      -----------        ----------       -----------
Total operating expenses                           31,070          52,772              (69)                -            83,773
                                               ----------      ----------      -----------        ----------       -----------
Operating income                                   19,217          46,894               69               137            66,317

Other income (expense):
  Interest expense                                (17,281)        (17,872)               -            19,725           (15,428)
  Interest income                                  15,135           5,297                -           (19,725)              707
  Miscellaneous, net                                7,580          (7,656)               -                 -               (76)
                                               ----------      ----------      -----------        ----------       -----------
                                                    5,434         (20,231)               -                 -           (14,797)
                                               ----------      ----------      -----------        ----------       -----------
Income before income taxes
  and equity in earnings of
  subsidiaries and unconsolidated
  partnership                                      24,651          26,663               69               137            51,520

Provision for income taxes                          7,821          11,447               26                50            19,344
                                               ----------      ----------      -----------        ----------       -----------
                                                   16,830          15,216               43                87            32,176
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                              16,386               -            1,040           (16,386)            1,040
                                               ----------      ----------      -----------        -----------      -----------
Net income                                     $   33,216      $   15,216      $     1,083        $  (16,299)      $    33,216
                                               ==========      ==========      ===========        ===========      ===========

                                                   OSHKOSH TRUCK CORPORATION
                                         Condensed Consolidating Statements of Income
                                            For the Nine Months Ended June 30, 2000
                                                          (Unaudited)

                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                               (In thousands)
Net sales                                      $  339,000      $  650,362      $        --        $  (23,304)      $   966,058

Cost of sales                                     293,973         546,783               --           (23,238)          817,518
                                               ----------      ----------      -----------        ----------       -----------
Gross income                                       45,027         103,579               --               (66)          148,540

Operating expenses:
  Selling, general and
    administrative                                 30,194          39,653              278                --            70,125
  Amortization of goodwill and
    other intangibles                                  --           8,324               --                --             8,324
                                               ----------      ----------      -----------        ----------       -----------
Total operating expenses                           30,194          47,977              278                --            78,449
                                               ----------      ----------      -----------        ----------       -----------
Operating income (loss)                            14,833          55,602             (278)              (66)           70,091

Other income (expense):
  Interest expense                                (14,777)         (6,247)             (15)            4,725           (16,314)
  Interest income                                     192           5,122               51            (4,725)              640
  Miscellaneous, net                                  (46)            124              451                --               529
                                               ----------      ----------      -----------        ----------       -----------
                                                  (14,631)         (1,001)             487                --           (15,145)
                                               ----------      ----------      -----------        ----------       -----------
Income (loss) from continuing
  operations before income taxes,
  equity in earnings of
  subsidiaries and unconsolidated
  partnership and extraordinary
  charge                                              202          54,601              209               (66)           54,946

Provision (credit) for income taxes                  (390)         22,293               79               (25)           21,957
                                               ----------      ----------      -----------        ----------       -----------
                                                      592          32,308              130               (41)           32,989
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                              33,291              --              894           (33,291)              894
                                               ----------      ----------      -----------        ----------       -----------
Income from continuing operations
  before extraordinary charge                      33,883          32,308            1,024           (33,332)           33,883
Discontinued operations, net                        2,015              --               --                --             2,015
Extraordinary charge, net                            (581)             --               --                --              (581)
                                               ----------      ----------      -----------        ----------       -----------
Net income                                     $   35,317      $   32,308      $     1,024        $  (33,332)      $    35,317
                                               ==========      ==========      ===========        ==========       ===========

                                                   OSHKOSH TRUCK CORPORATION
                                            Condensed Consolidating Balance Sheets
                                                         June 30, 2001
                                                          (Unaudited)

                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors       Subsidiary       Eliminations      Consolidated
                                                 -------       ----------       ----------       ------------      ------------
                                                                               (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                    $    2,201      $    2,362      $         -        $        -       $     4,563
  Receivables, net                                 79,909          79,820                -            (2,677)          157,052
  Inventories                                     105,835         167,007                -               (72)          272,770
  Prepaid expenses and other                       12,845           9,671                -                 -            22,516
                                               ----------      ----------      -----------        -----------      -----------
     Total current assets                         200,790         258,860                -            (2,749)          456,901
Investment in and advances to:
  Subsidiaries                                    437,124          17,928                -          (455,052)                -
  Unconsolidated partnership                            -               -           17,928                 -            17,928
Other long-term assets                              8,394           5,915                -                 -            14,309
Net property, plant and equipment                  36,297          88,667                -                 -           124,964
Goodwill and other intangible
  assets, net                                          25         320,264                -                 -           320,289
                                               ----------      ----------      -----------        -----------      -----------
Total assets                                   $  682,630      $  691,634      $    17,928        $ (457,801)      $   934,391
                                               ==========      ==========      ===========        ===========      ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $   43,973      $   42,240      $         -        $   (2,677)      $    83,536
  Floor plan notes payable                              -          31,864                -                 -            31,864
  Customer advances                                 3,561          63,745                -                 -            67,306
  Payroll-related obligations                       9,559          12,567                -                 -            22,126
  Accrued warranty                                  8,146           8,537                -                 -            16,683
  Other current liabilities                        39,643          31,404                -                 -            71,047
  Revolving credit facility and
    current maturities of long-term
    debt                                           87,400             485                -                 -            87,885
                                               ----------      ----------      -----------        -----------      -----------
     Total current liabilities                    192,282         190,842                -            (2,677)          380,447
Long-term debt                                    144,500           1,822                -                 -           146,322
Deferred income taxes                              (4,091)         45,514                -                 -            41,423
Other long-term liabilities                        19,464          16,260                -                 -            35,724
Commitments and contingencies
Investments by and advances from
  parent                                                -         437,196           17,928          (455,124)                -
Shareholders' equity                              330,475               -                -                 -           330,475
                                               ----------      ----------      -----------        -----------      -----------
Total liabilities and shareholders'
  equity                                       $  682,630      $  691,634      $    17,928        $ (457,801)      $   934,391
                                               ==========      ==========      ===========        ===========      ===========

                                                   OSHKOSH TRUCK CORPORATION
                                            Condensed Consolidating Balance Sheets
                                                      September 30, 2000
                                                          (Unaudited)

                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                               (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                    $   13,034      $      499      $        36        $      ---       $    13,569
  Receivables, net                                 61,156          47,473              272            (2,096)          106,805
  Inventories                                      59,552         141,867              ---              (209)          201,210
  Prepaid expenses and other                       12,153           7,836              143               ---            20,132
                                               ----------      ----------      -----------        ----------       -----------
     Total current assets                         145,895         197,675              451            (2,305)          341,716
Investment in and advances to:
  Subsidiaries                                    382,723           4,308              ---          (387,031)              ---
  Unconsolidated partnership                          ---             ---           15,179               ---            15,179
Other long-term assets                              7,731           1,980              284               ---             9,995
Net property, plant and equipment                  30,196          88,563              ---               ---           118,759
Goodwill and other intangible
  assets, net                                         ---         310,731              ---               ---           310,731
                                               ----------      ----------      -----------        ----------       -----------
Total assets                                   $  566,545      $  603,257      $    15,914        $ (389,336)      $   796,380
                                               ==========      ==========      ===========        ==========       ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $   39,602      $   46,704      $         5        $   (2,096)      $    84,215
  Floor plan notes payable                            ---          23,925              ---               ---            23,925
  Customer advances                                 3,114          55,353               26               ---            58,493
  Payroll-related obligations                      10,642          12,792               31               ---            23,465
  Accrued warranty                                  6,867           8,652              ---               ---            15,519
  Other current liabilities                        27,234          24,912              164               ---            52,310
  Revolving credit facility and
    current maturities of long-term
    debt                                            8,000             237              307               ---             8,544
                                               ----------      ----------      -----------        ----------       -----------
     Total current liabilities                     95,459         172,575              533            (2,096)          266,471
Long-term debt                                    152,000           2,052              186               ---           154,238
Deferred income taxes                                (905)         36,432           10,887               ---            46,414
Other long-term liabilities                        18,934           9,266             ----               ---            28,200
Commitments and contingencies
Investments by and advances from
  parent                                              ---         382,932            4,308          (387,240)              ---
Shareholders' equity                              301,057             ---              ---               ---           301,057
                                               ----------      ----------      -----------        ----------       -----------
Total liabilities and shareholders'
  equity                                       $  566,545      $  603,257      $    15,914        $ (389,336)      $   796,380
                                               ==========      ==========      ===========        ==========       ===========

                                                   OSHKOSH TRUCK CORPORATION
                                       Condensed Consolidating Statements of Cash Flows
                                            For the Nine Months Ended June 30, 2001
                                                          (Unaudited)

                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                             (In thousands)

Operating activities:
  Net income                                   $   33,216      $   15,216      $     1,083        $  (16,299)      $    33,216
  Non-cash adjustments                              1,687          14,706           (2,334)                -            14,059
  Changes in operating assets and
    liabilities                                   (42,961)        (36,047)             115              (137)          (79,030)
                                               ----------      ----------      -----------        ----------       -----------
  Net cash used for
    operating activities                           (8,058)         (6,125)          (1,136)          (16,436)          (31,755)

Investing activities:
  Acquisition of businesses, net of
    cash acquired                                  (4,583)        (21,840)               -                 -           (26,423)
  Investments in and advances to (from)
    subsidiaries                                  (54,446)         35,806            2,204            16,436                 -
  Additions to property, plant and
    equipment                                     (10,320)         (2,428)               -                 -           (12,748)
  Other                                            (1,222)         (3,131)          (1,048)                -            (5,401)
                                               ----------      ----------      -----------        ----------       -----------
  Net cash provided from (used for)
    investing activities                          (70,571)          8,407            1,156            16,436           (44,572)

Financing activities:
  Net borrowings under revolving
    credit facility                                77,900               -                -                 -            77,900
  Repayment of long term debt                      (6,000)           (419)             (56)                -            (6,475)
  Dividends paid                                   (4,300)              -                -                 -            (4,300)
  Other                                               196               -                -                 -               196
                                               ----------      ----------       ----------        ----------       -----------
  Net cash provided from (used for)
    financing activities                           67,796            (419)             (56)                -            67,321
                                               ----------      ----------      -----------        ----------       -----------
Increase (decrease) in cash and cash
  equivalents                                     (10,833)          1,863              (36)                -            (9,006)
Cash and cash equivalents at
  beginning of period                              13,034             499               36                 -            13,569
                                               ----------      ----------      -----------        ----------       -----------
Cash and cash equivalents at
  end of period                                $    2,201      $    2,362      $         -        $        -       $     4,563
                                               ==========      ==========      ===========        ==========       ===========

                                                   OSHKOSH TRUCK CORPORATION
                                       Condensed Consolidating Statements of Cash Flows
                                             For the Nine Months Ended June, 2000
                                                          (Unaudited)

                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                             (In thousands)

Operating activities:
  Income from continuing operations
    before extraordinary charge                $   33,883      $   32,308      $     1,024        $  (33,332)      $    33,883
  Non-cash adjustments                                (96)         16,637           (2,543)               --            13,998
  Changes in operating assets and
    liabilities                                    (6,253)        (24,106)          (3,910)               66           (34,203)
                                               ----------      ----------      -----------        ----------       -----------
  Net cash provided from (used
    for) operating activities                      27,534          24,839           (5,429)          (33,266)           13,678

Investing activities:
  Acquisition of businesses, net of
    cash acquired                                  (5,625)         (1,662)              --                --            (7,287)
  Investments in and advances to (from)
    subsidiaries                                  (27,702)        (13,447)           7,883            33,266                --
  Additions to property, plant and
    equipment                                      (4,723)         (8,861)              --                --           (13,584)
  Other                                              (758)           (725)          (2,333)               --            (3,816)
                                               ----------      ----------      -----------        ----------       -----------
  Net cash provided from (used
    for) investing activities                     (38,808)        (24,695)           5,550            33,266           (24,687)

Net cash provided from discontinued
  operations                                        2,015              --               --                --             2,015

Financing activities:
  Net borrowings under revolving
    credit facility                                12,800              --               --                --            12,800
  Repayment of long-term debt                     (93,500)           (250)             (92)               --           (93,842)
  Proceeds from Common Stock
    offering                                       93,736              --               --                --            93,736
  Costs of Common Stock offering                     (334)             --               --                --              (334)
  Dividends paid                                   (3,961)             --               --                --            (3,961)
  Other                                               156              --               --                --               156
                                               ----------      ----------      -----------        ----------       -----------
  Net cash provided from (used
    for) financing activities                       8,897            (250)             (92)               --             8,555
                                               ----------      ----------      -----------        ----------       -----------
Increase (decrease) in cash and cash
  equivalents                                        (362)           (106)              29                                (439)
Cash and cash equivalents at
  beginning of period                               3,698           1,337              102                --             5,137
                                               ----------      ----------      -----------        ----------       -----------
Cash and cash equivalents at end of
  period                                       $    3,336      $    1,231      $       131        $       --       $     4,698
                                               ==========      ==========      ===========        ==========       ===========

11. SUBSEQUENT EVENTS
---------------------

On July 25, 2001, the Company acquired from Powell Duffryn Limited ("Powell Duffryn") all of the outstanding capital stock of Geesink Group B.V., Norba A.B. and Geesink Norba Limited (collectively, the "Geesink Norba Group")pursuant to a Sale and Purchase Agreement, dated June 28, 2001, among the Company, Powell Duffryn and the other parties named therein (the "Acquisition"). The total purchase price for the Acquisition was 155.6 million euros, including interest from March 31, 2001 to closing and cash acquired of 3.1 million euros, net of assumed debt of 0.4 million euros for a total of $136.9 million based on the exchange rate of 0.88 dollars to one euro as of July 25, 2001. The total cost of the Acquisition was approximately $140.0 million, including cash acquired and fees and expenses. The Geesink Norba Group is a leading European manufacturer of refuse collection truck bodies, mobile and stationary compactors and transfer stations under the Geesink and Norba brands. The Geesink Norba Group will be included in the Company's commercial segment.

To finance the Geesink Norba Group acquisition, the Company entered into a Second Amended and Restated Credit Agreement, dated July 23, 2001, which added a $140.0 million Term Loan B to its senior credit facility. The Term Loan B provides for quarterly principal payments of $0.350 million, with the balance due in January 2007.

The Geesink Norba Group acquisition will be accounted for using the purchase method of accounting, under SFAS 141. Accordingly, the operating results of the Geesink Norba Group will be included in the Company's consolidated statements of income from the date of acquisition. The purchase price, including acquisition costs, will be allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill. Under SFAS 141 and 142, any goodwill recorded as a result of the Geesink Norba Group acquisition will not be subject to periodic amortization.

Item 2. Oshkosh Truck Corporation
Management's Discussion and Analysis of
Consolidated Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain "forward-looking statements" that Oshkosh Truck Corporation (the "Company" or "Oshkosh") believes to be within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding future financial position, business strategy, targets, projected sales, costs, earnings, capital spending and debt levels, and plans and objectives of management for future operations, including those under the caption "Fiscal 2002 Outlook," are forward-looking statements. When used in this Form 10-Q, words such as the Company "expects", "intends", "estimates", "anticipates", "believes" and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the concrete placement industry, risks related to reductions in government expenditures, the uncertainty of government contracts, the challenges of identifying, completing and integrating acquisitions and risks associated with international operations and sales, including foreign currency fluctuations. In addition, the Company's expectations for fiscal 2001 and fiscal 2002 are based in part on certain assumptions made by the Company, including those relating to concrete placement activity, achieving targeted cost reductions, production and margin levels under the Medium Tactical Vehicle Replacement ("MTVR") contract, capital expenditures of large commercial waste haulers and municipalities, the performance of the U.S. economy generally, targets for improvements in refuse margins and targets for Geesink Norba Group (as defined below) sales and operating income. The inaccuracy of these or other assumptions could have a material adverse effect on the Company's ability to achieve the Company's expectations. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on July 27, 2001. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

All forward-looking statements speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. The Company has adopted a policy that if the Company makes a determination that it expects earnings for future periods for which projections are contained in this Quarterly Report on Form 10-Q to be lower than those projections, then the Company will publicly announce that fact. The Company's policy also provides that the Company does not intend to make such a public announcement if the Company makes a determination that it expects earnings for future periods to be at or above the projections contained in this Quarterly Report on Form 10-Q. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company's next quarterly conference call, if at all.

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

Recent Developments

On July 25, 2001, the Company acquired from Powell Duffryn Limited ("Powell Duffryn") all of the outstanding capital stock of Geesink Group B.V., Norba A.B. and Geesink Norba Limited (collectively, the "Geesink Norba Group") pursuant to a Sale and Purchase Agreement, dated June 28, 2001, among the Company, Powell Duffryn and the other parties named therein (the "Acquisition"). The total purchase price for the Acquisition was 155.6 million euros, including interest from March 31, 2001 to closing and cash acquired of 3.1 million euros, net of assumed debt of 0.4 million euros for a total of $136.9 million based on the exchange rate of .88 dollars to one euro as of July 25, 2001. The total cost for the Acquisition was approximately $140.0 million, including cash acquired and fees and expenses. The Geesink Norba Group is a leading European manufacturer of refuse collection truck bodies, mobile and stationary compactors and transfer stations under the Geesink and Norba brands. The Geesink Norba Group will be included in the Company's commercial segment.

To finance the Geesink Norba Group acquisition, the Company entered into a Second Amended and Restated Credit Agreement, dated July 23, 2001, which added a $140.0 million Term Loan B to its senior credit facility. The Term Loan B provides for quarterly principal payments of $0.350 million, with the balance due in January 2007.

The discussion of the Company's historical results of operations, financial condition, liquidity and capital resources and backlogs included in this Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations does not take into account the effects of the Acquisition or the Second Amended and Restated Credit Agreement, except as expressly noted below.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment:

                                                  Third Quarter Fiscal           First Nine Months Fiscal
                                                  --------------------           ------------------------
                                                   2001           2000             2001              2000
                                                   ----           ----             ----              ----
                                                                     (In thousands)
Net sales to unaffiliated customers:
    Commercial                                 $  164,828      $  219,217      $   416,800        $  516,484
    Fire and emergency                            128,850         103,482          338,603           281,863
    Defense                                       111,284          69,368          273,356           168,111
    Corporate and other                              (714)           (400)          (1,024)             (400)
                                               ----------      ----------      -----------        ----------
      Consolidated net sales                   $  404,248      $  391,667      $ 1,027,735        $  966,058
                                               ==========      ==========      ===========        ==========

Third Quarter Fiscal 2001 Compared to 2000

Consolidated net sales increased 3.2% to $404.2 million for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Excluding the impact of the October 2000 acquisition of Medtec Ambulance Corporation ("Medtec"), consolidated net sales increased 1.4% in the third quarter of fiscal 2001.

Commercial segment net sales decreased 24.8% to $164.8 million for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Concrete placement sales were down 33.1% while refuse product sales were up 7.7%, respectively, from third quarter 2000 results. Prior year concrete placement sales were favorably impacted by strong economic conditions. This year, concrete placement sales have declined, largely due to customer concerns regarding general economic conditions. Refuse packer sales increased due to renewed order strength among large, national waste haulers and municipalities.

Fire and emergency segment net sales increased 24.5% to $128.9 million for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Sales were strong across most product lines in the segment. Excluding the impact of the Medtec acquisition, segment sales increased 17.8% for the third quarter of fiscal 2001.

Defense segment net sales increased 60.4% to $111.3 million for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 due to increased vehicle sales resulting from the continued ramp-up of production under the Company's contract to supply medium-payload trucks to the U.S. Marines under the MTVR contract. Production under the MTVR contract began in the second quarter of fiscal 2000. The Company expects sales under this contract to increase throughout fiscal 2001 as the Company ramps up from low-rate initial production to full-rate production by the fourth quarter of fiscal 2001. In April 2001, authorization for full-rate production was received when the Company achieved "Milestone III" approval and the next program year was called up by the U.S. military.

First Nine Months of Fiscal 2001 Compared to 2000

Consolidated net sales increased 6.4% to $1,027.7 million for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. Excluding the impact of the Medtec acquisition, consolidated net sales increased 4.7%.

Commercial segment net sales decreased 19.3% to $416.8 million for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. Concrete placement sales were down 26.6% while refuse sales were up 3.6%. Fiscal 2000 results were impacted by unusually strong end-markets. In fiscal 2001, economic uncertainties have caused the Company's concrete placement customers to scale back or delay their equipment purchases. Domestic refuse product sales increased 6.2% in the period compared to fiscal 2000 levels, as the Company began shipping units under a three year agreement with a large national waste hauler. Prior year refuse sales benefited from a higher level of international sales.

Fire and emergency segment net sales increased 20.1% to $338.6 million for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. Excluding the results of the Medtec acquisition, sales increased 14.4% over the prior year period, with increases reported across all product offerings.

Defense segment net sales increased 62.6% to $273.4 million for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000, with approximately two-thirds of the increase due to increased MTVR sales. The balance of the increase resulted from increased parts sales and increased international vehicle sales.

Analysis of Consolidated Operating Income

The following table presents operating income by business segment:

                                                    Third Quarter Fiscal          First Nine Months Fiscal
                                                    --------------------          ------------------------
                                                  2001            2000            2001               2000
                                                  ----            ----            ----               ----
                                                                      (In thousands)
Operating income (loss):
  Commercial                                   $    8,898      $   18,351      $    22,710        $   45,214
  Fire and emergency                               14,281           9,523           32,486            22,916
  Defense                                           8,730           7,305           24,055            16,963
  Corporate and other                              (4,408)         (6,370)         (12,934)          (15,002)
                                               ----------      ----------      -----------        ----------
    Consolidated operating
      income                                   $   27,501      $   28,809      $    66,317        $   70,091
                                               ==========      ==========      ===========        ==========

Third Quarter Fiscal 2001 Compared to 2000

Consolidated operating income decreased 4.5% to $27.5 million for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Excluding the October 2000 acquisition of Medtec, consolidated operating income decreased 6.8%.

Commercial segment operating income decreased 51.5% to $8.9 million for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Operating income as a percent of segment sales ("operating income margin") decreased to 5.4% of commercial segment sales for the third quarter of fiscal 2001 compared to 8.4% of commercial segment sales for the third quarter of fiscal 2000. Significant reductions in concrete placement sales volumes and the related impact on fixed overhead absorption contributed to the decline in operating income margin.

Fire and emergency segment operating income increased 50.0% to $14.3 million for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. The fire and emergency segment operating income margin increased from 9.2% to 11.1% during this same time period. Excluding the impact of the Medtec acquisition, operating income increased 43.0%. A favorable product mix contributed to the margin improvement.

Defense segment operating income increased 19.5% to $8.7 million for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. The defense segment operating income margin decreased to 7.8% of defense segment sales for the third quarter of fiscal 2001 compared to 10.5% of defense segment sales for the third quarter of fiscal 2000. Operating income margins were impacted by increased sales of lower-margin MTVR vehicles and by increased spending on the Family of Medium Tactical Vehicles ("FMTV") prototype contract, which were partially offset by strong, high margin, parts sales.

Corporate and other expenses decreased $2.0 million to $4.4 million, or 1.1% of consolidated net sales, for the third quarter of fiscal 2001 from $6.4 million, or 1.6% of consolidated net sales, for the third quarter of fiscal 2000. Lower expenses resulted from cost reduction initiatives and lower variable compensation expense.

First Nine Months of Fiscal 2001 Compared to 2000

Consolidated operating income decreased 5.4% to $66.3 million for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. Excluding the impact of the November 1999 acquisition of Kewaunee Engineering Corporation ("Kewaunee") and the October 2000 acquisition of Medtec, consolidated operating income decreased 9.6%.

Commercial segment operating income decreased 49.8% to $22.7 million for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. Operating income declined due to significantly lower concrete placement sales volume and the negative impact of lower volume on the absorption of fixed overhead costs.

Fire and emergency operating income increased 41.8% to $32.5 million for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. Operating income margin increased to 9.6% of fire and emergency segment sales from 8.1% of segment sales during the same time period. Excluding the impact of the Medtec acquisition, segment operating income margin increased to 9.5% for the first nine months of fiscal 2001. Prior year results were affected by inefficiencies following an Enterprise Resource Planning installation.

Defense segment operating income increased 41.8% to $24.1 million for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. Operating income margin declined from 10.1% of segment sales for the first nine months of fiscal 2000 to 8.8% of segment sales for the first nine months of fiscal 2001. The Company expects overall segment operating income margins to continue to decline as the Company moves to full-rate production of its lower-margin MTVR vehicles.

Analysis of Non-Operating Income Statement Items

Third Quarter of Fiscal 2001 Compared to 2000

Net interest expense was up $0.5 million to $5.4 million in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Interest costs on increased borrowings to fund the acquisitions of Medtec in October 2000 and of certain assets of TEMCO, a division of Dallas-based Trinity Industries, Inc. ("TEMCO"), in April 2001 were partially offset by the effects of lower interest rates and prior year debt reductions.

The effective tax rate for combined federal and state income taxes for the third quarter of fiscal 2001 was 39.4% compared to 38.2% in the third quarter of fiscal 2000. Excluding the impact of $1.4 million of nondeductible goodwill in both periods, the effective tax rate was 37.0% and 36.1%, respectively.

Equity in earnings of an unconsolidated partnership of $0.3 million in the third quarter of fiscal 2001 and the third quarter of fiscal 2000 represented the Company's equity interest in its lease financing partnership.


First Nine Months of Fiscal 2001 Compared to 2000

Net interest expense decreased $1.0 million to $14.7 million in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000 largely as a result of the effect on interest of prior year debt repayment from proceeds of the Company's November 1999 equity offering and interest rate reductions on the Company's variable-rate debt. These reductions were partially offset by interest on increased borrowings to fund the Medtec acquisition, the April 2000 acquisition of Viking Truck & Equipment, Inc. and its affiliates (collectively, "Viking"), the acquisition of certain assets of TEMCO and working capital requirements to support overall sales growth.

The effective tax rate for combined federal and state income taxes for the first nine months of fiscal 2001 was 37.5% compared to 40.0% for the first nine months of fiscal 2000. The Company recorded a nonrecurring reduction in tax expense of $1.3 million for the second quarter of fiscal 2001 related to the settlement of certain income tax audits during the quarter. The settlement included payment in April 2001 of $4.0 million of taxes. Excluding the impact of the $1.3 million tax settlement in fiscal 2001 and $4.2 million of nondeductible goodwill in fiscal 2001 and 2000, the Company's effective income tax rate was 37.0% in 2001 and 37.1% in 2000.

Equity in earnings of an unconsolidated partnership of $1.0 million in the first nine months of fiscal 2001 and $0.9 million in the first nine months of fiscal 2000 represented the Company's equity in earnings of its lease financing partnership.

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

Financial Condition

First Nine Months of Fiscal 2001

During the first nine months of fiscal 2001, cash decreased by $9.0 million to $4.6 million at June 30, 2001. Operating cash requirements of $31.8 million, capital expenditures of $12.7 million, an increase in other long-term assets of $5.4 million, scheduled term debt reductions of $6.5 million, payment of $4.3 million in cash dividends and the cash portion of the acquisitions of Medtec common stock ($14.4 million) and certain TEMCO assets ($12.0 million) were funded through the use of $9.0 million of available cash and $77.9 million in borrowings under the Company's revolving credit facility. During the period, inventories increased $71.6 million, including $22.3 million in the commercial segment as a result of seasonal build requirements and TEMCO purchased inventory ($3.5 million). Fire and emergency inventories increased $13.0 million, with $10.6 million of the increase related to the Medtec acquisition. Defense inventories increased $36.3 million during the period as a result of inventory associated with the ramp-up to full-rate production under the MTVR contract. Overall increases in inventory were partially offset by a $7.9 million increase in floor plan notes payable and an $8.8 million increase in customer advances. Accounts receivable increased $50.2 million during the period, largely due to increased refuse product sales and increased defense sales in June 2001 compared to the prior year period.

Other long-term liabilities increased by $7.5 million during the period as the Company recorded the long-term portion of the discounted value of a product credit liability issued to the seller as part of the purchase of the TEMCO assets in March 2001.

First Nine Months of Fiscal 2000

During the first nine months of fiscal 2000, cash decreased by $0.4 million to $4.7 million at June 30, 2000. Cash used in operating activities of $13.7 million, capital expenditures of $13.6 million, an increase in long-term assets of $3.8 million, dividend payments of $4.0 million and the acquisitions of Kewaunee and Viking for $7.3 million were funded by net borrowings of $12.7 million. In November 1999, the Company completed a public offering of 3,795,000 shares of Common Stock at $26.00 per share, before commissions and expenses. Proceeds to the Company, net of underwriting discounts and commissions, were used to prepay $93.5 million of term debt under the Company's senior credit facility. During the period, inventory increased $52.9 million, including $36.6 million in the commercial segment as a result of seasonal build requirements. Fire and emergency inventories increased $17.1 million during the period, generally as a result of earlier commercial chassis and systems-related production inefficiencies at Pierce Manufacturing Inc. Defense segment inventories were down slightly due to timing of inventory purchases. Increases in inventory were partially offset by increased trade payables of $15.6 million and an $11.2 million increase in floor plan notes payable related to commercial segment chassis purchases.

Liquidity and Capital Resources

The Company had $74.9 million of unused availability under the terms of its revolving credit facility as of June 30, 2001. The Company's primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends and, potentially, future acquisitions. The primary sources of cash are expected to be cash flow from operations and borrowings under the Company's senior credit facility.

The acquisitions of Medtec capital stock and TEMCO assets were financed through borrowings under the Company's senior credit facility. Subsequent to the end of the third quarter, the Company acquired the capital stock of the Geesink Norba Group through proceeds of a new Term Loan B under a restatement of the Company's senior credit facility.

The Second Amended and Restated Credit Agreement entered into in connection with the Company's acquisition of the Geesink Norba Group requires debt reduction of $2.35 million in September 2001 and quarterly debt reduction of $2.85 million in fiscal 2002, $3.35 million in fiscal 2003 and $3.85 million in fiscal 2004 and 2005. Debt reduction is also required of $1.35 million in December 2005, $1.0 million in January 2006 and quarterly payments of $0.35 million thereafter through December 2006, with a final payment of $132.3 million due in January 2007. Based upon current and anticipated future operations, management believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2001, including the working capital requirements associated with the ramp-up of production under the MTVR contract and the working capital requirements associated with the acquisitions of Medtec and the Geesink Norba Group.

In July 2001, the Company received its initial "Performance-Based Payment" under the Future Heavy Tactical Vehicle ("FHTV") contract. Performance-Based Payments will have the effect of reducing the Company's working capital requirements for the defense segment for the term of the FHTV contract.

The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to changes in working capital arising principally from seasonal fluctuations in sales.

The Company expects capital expenditures to approximate $17 to $18 million in fiscal 2001. Fiscal 2001 capital expenditures incurred to date include the remaining $4 million of an $8 million expansion of the Company's production facilities in Oshkosh which was begun in fiscal 2000 and completed early in fiscal 2001. The Company estimates fiscal 2002 capital expenditures to be approximately $25 million, including requirements related to the Geesink Norba Group.

Fiscal 2002 Outlook

The Company expects consolidated sales growth of approximately $175.0 million in fiscal 2002, or up 12.2% from projected fiscal 2001 sales to $1,610.0 million, assuming no further acquisitions. The Company expects that the Geesink Norba Group acquisition will contribute about $105.0 million of the sales increase in fiscal 2002. The acquisition of the Geesink Norba Group is expected to add approximately $15.0 million in sales to the Company's fiscal 2001 results. The Company expects that consolidated operating income margins will decline one-half percentage point in fiscal 2002 to 6.3% compared to fiscal 2001 levels estimated at 6.8%. The Company expects consolidated operating income to be approximately $100.0 million for fiscal 2002, up 3.3% from forecasted fiscal 2001 amounts. The Company expects consolidated operating income to increase by another $7.0 million from this estimate to $107.0 million, or 6.6% of sales, upon elimination of amortization of goodwill and other intangible assets upon the Company's planned adoption of Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142, effective October 1, 2001. The Company expects earnings per share from continuing operations assuming dilution to decrease to $2.60 in fiscal 2002 largely due to expected continued economic softness in the United States and higher spending on the FMTV and United Kingdom bids for future defense business, which the Company anticipates will be offset in part by the expected contribution from the Geesink Norba Group acquisition of approximately $0.10 to $0.15 per share in fiscal 2002. The Company estimates earnings per share at $2.98 for fiscal 2002, including the impact of adoption of SFAS Nos. 141 and 142.

The Company estimates that the commercial segment sales will increase $49.0 million, or 9.0% in fiscal 2002 to $595.0 million. The Company expects Geesink Norba Group to contribute an additional $105.0 million in fiscal 2002 over fiscal 2001 due to inclusion for a full twelve months in fiscal 2002 compared to only two months in fiscal 2001. The Company expects continued softness in the concrete placement market, estimating a 17% reduction in concrete placement sales in fiscal 2002 compared to projected fiscal 2001 sales levels. The Company expects U.S. refuse sales volume to be up 3% in fiscal 2002 over expected fiscal 2001 levels. Stronger sales from the three largest domestic waste haulers, and some estimated market share gains, are estimated to offset an expected weakening in capital spending by most U.S. commercial waste haulers and municipal customers. The Company expects commercial operating income to improve approximately 20% in fiscal 2002 to $36 million, or about 6.1% of commercial sales. Upon adoption of SFAS Nos. 141 and 142, the Company expects the elimination of amortization of goodwill and other intangible assets to increase commercial segment operating income by another $4.0 million from this estimate to $40.0 million, or about 6.7% of segment sales. The Company projects concrete placement operating income to decline about 30% in fiscal 2002 as a result of the projected 17% decline in sales. The Company expects the Geesink Norba Group to contribute low double digit margins in fiscal 2002 and expects U.S. refuse margins to grow one-half percentage point due to continued cost reduction activities.

The Company expects fire and emergency segment sales to increase 2.3% in fiscal 2002 to $475.5 million. The company expects the growth rate in this segment will be down sharply from fiscal 2001 because the Company believes that municipal spending will begin to soften in this weak domestic economy. The Company anticipates that projected market share gains and a full twelve months of operations at Medtec should offset some of the economic weakness. The Company estimates that fire and emergency operating income will grow about 7% to approximately $49.0 million in fiscal 2002, or approximately 10.3% of sales. The Company expects that cost reduction initiatives will drive the estimated one-half percentage point improvement in operating income margins in fiscal 2002. Upon adoption of SFAS Nos. 141 and 142, the Company expects the elimination of amortization of goodwill and other intangible assets to increase fire and emergency segment operating income by another $3.0 million from this estimate to $52.0 million, or about 10.9% of segment sales.

The Company estimates that defense segment sales will increase to approximately $540.0 million in fiscal 2002 due to a planned $160.0 million increase in MTVR sales as that contract ramps-up to full-rate of production. The Company expects that its higher-margin, heavy-payload international truck sales will decline in fiscal 2002, resulting in a net increase in segment sales in fiscal 2002 over estimated fiscal 2001 levels of approximately $115.0 million. The Company expects that defense segment operating income will decline approximately 12% in fiscal 2002 to about $33.0 million, or 6.1% of sales. The Company anticipates that lower margins on increased sales volumes will be due to increased spending on product development and bid and proposal activities associated with the FMTV opportunity and certain defense truck opportunities in the United Kingdom. Further, sales mix shift from higher margin, heavy-payload international sales to lower margin MTVR sales will also contribute to the decline in operating income in fiscal 2002 compared to fiscal 2001.

The Company expects corporate expenses to increase from $16.5 million estimated for fiscal 2001 to $18.0 million in fiscal 2002. The Company expects interest expense to increase $6.3 million to $28.0 million in fiscal 2002, largely as a result of interest on the $140.0 million borrowing to purchase the Geesink Norba Group, offset by expected debt reduction resulting from operating cash flow.

The Company expects debt to decline to $285.0 million in September 2002 from the $320.0 million amount estimated for September 2001. The Company estimates capital spending at $25.0 million in fiscal 2002, which includes estimated capital requirements associated with recent acquisitions.

Customers and Backlog

Sales to the U.S. Department of Defense comprised approximately 27% of the Company's net sales in the first nine months of fiscal 2001. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

The Company's backlog at June 30, 2001 increased 28.2% to $826.7 million compared to $644.9 million at June 30, 2000. The commercial segment backlog decreased 6.5% to $77.1 million at June 30, 2001 compared to June 30, 2000. The fire and emergency segment backlog increased 8.8% to $228.1 million at June 30, 2001 compared to June 30, 2000. The defense segment backlog increased 47.8% to $521.6 million at June 30, 2001 compared to June 30, 2000. Approximately 60% of the consolidated backlog at June 30, 2001 is not expected to be filled in fiscal 2001.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the U.S. Department of Defense long-term FHTV and MTVR contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company's future sales to the U.S. Department of Defense versus its sales to other customers.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Other than the foreign exchange risk associated with the operations of the Geesink Norba Group, the Company's market risk disclosures have not materially changed since that report was filed.

The Geesink Norba Group has significant manufacturing operations and assets in the Netherlands, Sweden and the United Kingdom. With the Geesink Norba Group acquisition, the Company expects that less than 20% of its annual consolidated operating income will be impacted by movements in the exchange rates between the U.S. dollar and the euro and, to a lesser extent, the Swedish Kroner and British Pound Sterling. The Company is considering various alternative strategies to reduce the impact of foreign currency fluctuations on future earnings.

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                  JUNE 30, 2001

ITEM 1 LEGAL PROCEEDINGS
------------------------

     None.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)    Exhibits
---------------

     The following exhibits are filed herewith:

     2.1 Sale and Purchase Agreement, dated June 28, 2001, among Powell Duffryn Holdings BV, Powell Duffryn (International) Limited and Powell Duffryn Investments Limited as Sellers, Oshkosh Group BV and Oshkosh European Holdings SL as Purchasers, Powell Duffryn Limited as Sellers' Guarantor and Oshkosh Truck Corporation as Purchasers' Guarantor (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated July 25, 2001 (File No. 01-3886)).

     4.1 Second Amended and Restated Credit Agreement, dated July 23, 2001, among Oshkosh Truck Corporation, Bank of America, N.A., as Agent and Swing Line Lender, Bank One, NA, as Syndication Agent, Firstar Bank, N.A., as Documentation Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated July 25, 2001 (File No. 01-3886)).


(b)    Reports on Form 8-K
--------------------------

    Current Report on Form 8-K dated April 26, 2001, reporting the announcement of the Company's earnings for the second quarter of fiscal year ending September 30, 2001.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OSHKOSH TRUCK CORPORATION

August 6, 2001                      /S/  R. G. Bohn
                                ----------------------------------------------
                                    R. G. Bohn
                                    Chairman, President and
                                    Chief Executive Officer
                                    Principal Executive Officer)


August 6, 2001                      /S/ C. L. Szews
                                ----------------------------------------------
                                    C. L. Szews
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)



August 6, 2001                      /S/ T. J. Polnaszek
                                ----------------------------------------------
                                    T. J. Polnaszek
                                    Vice President and Controller
                                    (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number    Description
------    -----------

(2.1) Sale and Purchase Agreement, dated June 28, 2001, among Powell Duffryn Holdings BV, Powell Duffryn (International) Limited and Powell Duffryn Investments Limited as Sellers, Oshkosh Group BV and Oshkosh European Holdings SL as Purchasers, Powell Duffryn Limited as Sellers' Guarantor and Oshkosh Truck Corporation as Purchasers' Guarantor (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated July 25, 2001 (File No. 01-3886)).

(4.1) Second Amended and Restated Credit Agreement, dated July 23, 2001, among Oshkosh Truck Corporation, Bank of America, N.A., as Agent and Swing Line Lender, Bank One, NA, as Syndication Agent, Firstar Bank, N.A., as Documentation Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated July 25, 2001 (File No. 01-3886)).