Form 10-K
period 2001-09-30
OSHKOSH TRUCK CORP
filed 2001-12-07
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001, or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ------- --------

Commission file number:  0-13886

                            Oshkosh Truck Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Wisconsin                                       39-0520270
---------------------------------------                   ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

   P. O. Box 2566, Oshkosh, WI                                54903-2566
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (zip code)

Registrant's telephone number, including area code:          (920) 235-9151
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered to Section 12(g) of the Act:

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

      Aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant as of November 30, 2001:

      Class A Common Stock, $.01 par value -      No Established Market Value
      Common Stock,         $.01 par value -      $695,911,534

      Number of shares outstanding of each of the registrant's classes of common stock as of November 30, 2001:

      Class A Common Stock, $.01 par value -         417,738 shares
      Common Stock,         $.01 par value -      16,297,694 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III).

                            OSHKOSH TRUCK CORPORATION

                       Index to Annual Report on Form 10-K

                      Fiscal year ended September 30, 2001

                                                                            Page

                                     PART I.

ITEM  1.    BUSINESS .........................................................3

ITEM  2.    PROPERTIES ......................................................14

ITEM  3.    LEGAL PROCEEDINGS................................................14

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS............................................15

            EXECUTIVE OFFICERS OF THE REGISTRANT ............................15

                                    PART II.

ITEM  5.    MARKET FOR THE REGISTRANT'S COMMON STOCK
                   AND RELATED STOCKHOLDER MATTERS ..........................16

ITEM  6.    SELECTED FINANCIAL DATA..........................................18

ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............19

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK.........................................27

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................27

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................60

                                    PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS
                 OF THE REGISTRANT ..........................................60

ITEM 11.    EXECUTIVE COMPENSATION ..........................................60

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT ......................................60

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED
                 TRANSACTIONS................................................60

                                    PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K ...................................60

            INDEX TO EXHIBITS................................................65

      As used herein, the "Company" refers to Oshkosh Truck Corporation, including Pierce Manufacturing Inc. ("Pierce"), McNeilus Companies, Inc. ("McNeilus") and its wholly-owned subsidiaries, Viking Truck and Equipment, Inc. ("Viking"), Kewaunee Fabrications, LLC ("Kewaunee"), Medtec Ambulance Corporation ("Medtec") and Geesink Group BV, Norba AB and Geesink Norba Ltd and their wholly-owned subsidiaries (together the "Geesink Norba Group"). "Oshkosh" refers to Oshkosh Truck Corporation, not including Pierce, McNeilus, Viking, Kewaunee, Medtec or the Geesink Norba Group or any other subsidiaries.

      The "Oshkosh," "McNeilus," "Pierce," "Medtec," "Geesink" and "Norba" trademarks and related logos are registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.

      All information in this Annual Report on Form 10-K has been adjusted to reflect the three-for-two split of the Company's Common Stock effected on August 19, 1999 in the form of a 50% stock dividend.

      For ease of understanding, the Company refers to types of specialty trucks for particular applications as "markets." When the Company refers to "market" positions, these comments are based on information available to the Company concerning units sold by those companies currently manufacturing the same types of specialty trucks and truck bodies and are therefore only estimates. Unless otherwise noted, these market positions are based on sales in the United States. There can be no assurance that the Company will maintain such market positions in the future.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains "forward-looking statements" that the Company believes to be within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, targets, projected sales, costs, earnings, capital spending and debt levels, and plans and objectives of management for future operations, including those under the caption "Fiscal 2002 Outlook," are forward-looking statements. When used in this Annual Report on Form 10-K, words such as the Company "may," "will," "expects," "intends," "estimates," "anticipates," "believes," "should" or "plans" or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company's commercial and fire and emergency markets, risks related to reductions in government expenditures, the uncertainty of government contracts, the challenges of identifying, completing and integrating acquisitions, disruptions in the supply of parts or components from sole source suppliers and subcontractors, competition, and risks associated with international operations and sales, including foreign currency fluctuations. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on November 1, 2001. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

      All forward-looking statements, including those under the caption "Fiscal 2002 Outlook," speak only as of December 7, 2001. The Company has adopted a policy that if the Company makes a determination that it expects earnings for future periods for which projections are contained in this Annual Report on Form 10-K to be lower than those projections, then the Company will publicly announce that fact. The Company's policy also provides that the Company does not intend to make such a public announcement if the Company makes a determination that it expects earnings for future periods to be at or above the projections contained in this Annual Report on Form 10-K. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company's next quarterly conference call, if at all.

                                     PART I

Item 1.     BUSINESS

The Company

      The Company is a leading designer, manufacturer and marketer of a broad range of specialty commercial, fire and emergency and military trucks under the "Oshkosh" and "Pierce" trademarks; truck bodies under the "McNeilus," "MTM," "Geesink" and "Norba" trademarks; and mobile and stationary compactors under the "Geesink Kiggen" trademark. Oshkosh began business in 1917 and was among the early pioneers of four-wheel drive technology. In 1981, Oshkosh was awarded the first Heavy Expanded Mobility Tactical Truck ("HEMTT") contract for the U.S. Department of Defense ("DoD"), and quickly developed into the DoD's leading supplier of severe-duty heavy tactical trucks. In 1996, the Company began a strategic initiative to shed under-performing assets and to diversify its business by making selective acquisitions in attractive specialty segments of the commercial truck and truck body markets to complement its defense truck business. The result of this initiative was an increase in sales from $413 million in fiscal 1996 to $1,445 million in fiscal 2001, with earnings from continuing operations increasing from a loss of $.02 per share for fiscal 1996 to earnings of $2.98 per share for fiscal 2001.

      As part of the Company's strategy, the Company has completed the following acquisitions:

      o Pierce, a leading manufacturer and marketer of fire trucks and other fire apparatus, in September 1996;

      o Nova Quintech, a manufacturer of aerial devices for fire trucks, in December 1997;

      o McNeilus, a leading manufacturer and marketer of commercial specialty truck bodies, including rear-discharge concrete mixers and portable concrete batch plants for the concrete ready-mix industry and refuse truck bodies for the waste services industry, in February 1998;

      o Kewaunee, a fabricator of heavy-steel components such as cranes and aerial devices, in November 1999;

      o Viking, Oshkosh's only remaining front-discharge concrete mixer dealer, in April 2000;

      o Medtec , a leading manufacturer of ambulances and rescue vehicles, in October 2000; and

      o Geesink Norba Group, a leading European manufacturer of refuse collection truck bodies, mobile and stationary compactors and transfer stations, in July 2001.

      The Company believes it has developed a reputation for excellent product quality, performance and reliability in each of the specialty segments in which it participates. The Company has strong brand recognition in its segments and has demonstrated design and engineering capabilities through the introduction of several highly engineered proprietary components that increase the Company's products' operating performance. The Company has developed comprehensive product and service portfolios for many of its markets in an effort to become a single-source supplier for its customers, including customer lease financing for commercial products through the Company's interest in Oshkosh/McNeilus Financial Services Partnership ("OMFSP"). The Company's commercial truck lines include refuse truck bodies and rear- and front-discharge concrete mixers. The Company's custom and commercial fire apparatus and emergency vehicles include pumpers, aerial and ladder trucks, tankers, light, medium and heavy-duty rescue vehicles, wildland rough terrain response vehicles, aircraft rescue and firefighting ("ARFF") vehicles, ambulances, and snow removal vehicles. As the leading manufacturer of severe-duty heavy tactical trucks for the DoD, the Company manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel and cargo for combat units. In December 1998, the DoD awarded Oshkosh the Medium Tactical Vehicle Replacement ("MTVR") contract for the U.S. Marine Corps., from which the Company expects to generate total sales of $1.2 billion from fiscal 2000 through fiscal 2005, assuming the DoD exercises all the options under the contract as currently anticipated. The Company expects fiscal 2002 sales under this contract to approximate $300 million. The MTVR contract represents the Company's first production contract for medium tactical trucks for the U.S. military.

Competitive Strengths

      The following competitive strengths support the Company's business strategy:

      Strong Market Positions. The Company has developed strong market positions and brand recognition in its core businesses, which the Company attributes to its reputation for quality products, advanced engineering, innovation, vehicle performance, reliability and customer service.

      Extensive Distribution Capabilities. With the addition of the commercial and municipal distribution capabilities of Pierce, McNeilus, Medtec and the Geesink Norba Group, the Company has established an extensive domestic and international distribution system for specialty trucks and truck bodies. In addition to its network of dealers and distributors, the Company employs over 190 in-house sales and service representatives.

      Flexible and Efficient Manufacturing. The Company believes it has competitive advantages over larger truck manufacturers in its specialty truck markets due to its manufacturing flexibility and custom fabrication capabilities. Over the past nine years, the Company has significantly increased manufacturing efficiencies. In addition, the Company believes it has competitive advantages over smaller truck and truck body manufacturers due to the Company's relatively higher volumes that permit the use of moving assembly lines and provide purchasing power opportunities across product lines.

      Diversified Product Offering and Customer Base. The Company's broad product offerings and target markets serve to diversify its revenues, mitigate the impact of economic cycles and provide multiple platforms for both internal growth and acquisitions. For each of the Company's target markets, the Company has developed or acquired a broad product line to become a single-source provider to the Company's customers.

      Strong Management Team. The present management team has successfully executed a strategic repositioning of the Company's business while significantly improving its financial and operating performance. With each prior acquisition, the Company assimilated the management and culture of the acquired company, introduced new strategies to significantly increase sales and used the Company's expertise in purchasing and manufacturing to reduce costs.

      Quality Products and Customer Service. Oshkosh, Pierce, McNeilus, Medtec and the Geesink Norba Group have each developed strong brand recognition based on their commitments to meet the stringent product quality and reliability requirements of their customers and the specialty truck markets they serve. The Company's commitment to product quality is exemplified by the ISO 9001 certification of Oshkosh, Pierce and the Geesink Norba Group. The Company also achieves high quality customer service through its extensive service and parts support program, which is available to domestic customers 365 days a year in all product lines throughout the Company's distribution systems.

      Proprietary Components. The Company's advanced design and engineering capabilities have contributed to the development of proprietary, severe-duty components that enhance truck performance, reduce manufacturing costs and strengthen customer relationships. These proprietary components include front drive and steer axles, transfer cases, cabs, the ALL-STEER electronic all-wheel steering system, TAK-4 independent suspension, the Sky-Arm articulating aerial ladder, the Hercules and Husky compressed air foam system, the Command Zone multiplexing technology, the McNeilus Auto Reach Arm, an automated side-loading refuse body, and the Pro Pulse, hybrid drive technology. The Company believes these proprietary components provide the Company a competitive advantage by increasing its vehicles' durability, operating efficiency and effectiveness. The integration of many of these components across various product lines also reduces the Company's costs to manufacture its products compared to manufacturers who simply assemble purchased components.

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

      Pursuing Strategic Acquisitions. The Company's present management team has successfully negotiated and integrated seven acquisitions since September 1996 that have significantly increased the Company's sales and earnings. The Company intends to selectively pursue additional strategic acquisitions, both domestically and internationally, to enhance its product offerings and expand its international presence in specialized truck and truck body markets. The Company will focus its acquisition strategy on providing a full range of products to customers in specialty truck and truck body markets that are growing, and where the Company can enhance its strong market positions and achieve significant acquisition synergies.

      Expanding Distribution and International Sales. The Company actively investigates new distribution and service capabilities for municipal customers of the domestic refuse truck body market and in targeted geographic areas in the domestic fire apparatus market. The Company is actively recruiting new representatives and dealers in targeted international commercial and fire and emergency markets to expand the international sales of McNeilus refuse truck bodies and rear-discharge concrete mixers and Pierce fire apparatus. The Company is also expanding the capabilities of the Geesink Norba Group distribution centers in Europe. The Company began marketing its new medium tactical military truck to approved foreign armies. Because there have been limited sales of medium tactical trucks to foreign armies over the last ten years under the U.S. Foreign Military Sales ("FMS") Program and because the

Company's truck has significant off-road capability at an attractive price, the Company believes that the international market for this truck may be significant.

      Introducing New Products. The Company has increased its emphasis on new product development in recent years, as it seeks to expand sales by leading its core markets in the introduction of new or improved products and new technologies, either through internal development or strategic acquisitions. In fiscal 2001, the Company invested $14.3 million in development activities that resulted in 8 major new products or product enhancements.

      In the fire and emergency segment, Pierce first introduced its new Tak-4 Independent Suspension to the fire service in fiscal 2001. This system improves braking, ride quality and lifespan of fire apparatus. Also in fiscal 2001, Pierce developed an improved version of its Husky foam system. Pierce also developed the Tactical Fire Fighting Truck ("TFFT") in fiscal 2001 on the eight wheel drive chassis of the HEMTT M977. The TFFT is designed to suppress and extinguish aircraft, petroleum, wildland and structural fires. Oshkosh developed the Striker ARFF vehicle in fiscal 2001, a new truck that offers better maneuverability, visibility and stability, making responses faster and safer for the vehicle users.

      In the commercial segment, McNeilus developed and introduced a new "Atlantic Series" front-loading refuse packer, which is designed to meet the specific requirements of East Coast U.S. waste removal. This vehicle is engineered to carry heavy loads on narrow streets. In fiscal 2001, McNeilus introduced the T-21 portable concrete paving plant, which is engineered to be easily moved from one site to the next and set up in as little as 12 hours.

      In the defense segment, Oshkosh developed the ProPulse hybrid electric drive system and integrated it into a heavy tactical defense truck. Oshkosh also developed a new tow truck model of its MTVR vehicle, with Command Zone technology.

      Reducing Costs While Maintaining Quality. The Company actively benchmarks its competitors' costs and best industry practices, and continuously seeks to implement process improvements to increase profitability and cash flow. With each of its major acquisitions, the Company has established cost reduction targets. At Pierce, the Company exceeded its two-year cost reduction target of $6.5 million as a result of consolidating facilities, reengineering the manufacturing process and leveraging increased purchasing power. Similarly, the Company utilized its greater purchasing power and manufacturing capabilities in connection with its 1998 acquisition of McNeilus. The Company established a $5 to $7 million two-year cost reduction target and to date has realized over $11 million of cost reductions. The Company has established an annual cost reduction target of $2.0 - $3.5 million over the next three years for the Geesink Norba Group acquisition. For historic product lines, the Company also establishes annual labor productivity improvement targets, and for many product lines, the Company establishes materials cost reduction targets. In September 2000, the Company completed an $8.3 million expansion of its Dodge Center, Minnesota manufacturing facility. The primary purpose of the expansion was to construct two moving assembly lines with robotic welders to significantly reduce the manufacturing costs of refuse bodies. The expansion also doubled the paint and refuse body manufacturing capacity of this facility. In May 2001, the Company completed the $8.0 million, 110,000 square foot expansion of its model-flexible main assembly plant in Oshkosh, Wisconsin. This expansion significantly increases assembly capacity, refines the manufacturing process and expands testing capabilities. The expansion includes facilities for simulated road tests and on-line ABS brake testing and provided for improvements in cab production and TAK-4 independent suspension production.

Products

      The Company is focused on the following core segments of the specialty truck and truck body markets:

      Commercial Segment. Through the Geesink Norba Group and McNeilus, the Company is a leading European and U.S. manufacturer of refuse truck bodies for the waste services industry. Through Oshkosh and McNeilus, the Company is a leading manufacturer of rear- and front-discharge concrete mixers and portable concrete batch plants for the concrete ready-mix industry. McNeilus manufactures a wide range of rear, front, automated side and top loading refuse truck bodies, which are mounted on commercial chassis. McNeilus sells its refuse vehicles primarily to commercial waste management companies, and it is building a presence with municipal customers such as the cities of Los Angeles, California; Philadelphia, Pennsylvania; Greensboro, North Carolina; Cleveland, Cincinnati and Columbus, Ohio and in international markets such as the United Kingdom. The Geesink Norba Group sells its refuse vehicles throughout Europe to municipal and commercial customers. The Company believes its refuse vehicles have a reputation for efficient, cost-effective, dependable, low maintenance operation that supports the Company's continued expansion into municipal and international markets. The Company sells rear- and front-discharge concrete mixers and portable concrete batch plants to concrete ready-mix companies throughout the United States and internationally. The Company believes it is the only domestic concrete mixer manufacturer that markets both rear- and front-discharge concrete mixers and portable concrete batch plants. Mixers and batch plants are marketed on the basis of their quality, dependability, efficiency, low maintenance and cost-effectiveness.

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

     Through Medtec, the Company is one of the leading U.S. manufacturers of custom ambulances for private and public transporters and fire departments. Medtec is among the top U.S. manufacturers of ambulances. Medtec markets a broad line of ambulances for private patient transporters, fire departments and public transporters. Medtec manufactures a broad line of ambulances, however it specializes in Type I and Type III ambulances. Type I and Type III ambulances are popular among public patient transporters and fire departments. Type I ambulances feature a conventional style, light- or medium-duty chassis with a modular patient transport body mounted separately behind the truck cab. Type III ambulances are built on light-duty van chassis with a walk-through opening into the patient transport body which is mounted behind the vehicle cab.

      The Company is among the leaders in sales of aircraft rescue and firefighting vehicles to domestic and international airports. These highly specialized vehicles are required to be in-service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the largest airports in the world, including LaGuardia International Airport, O'Hare International Airport and Los Angeles International Airport in the United States and airports such as Montreal and Toronto, Canada, are served by the Company's aircraft rescue and firefighting vehicles. The Company believes that the reliability of its aircraft rescue and firefighting vehicles contributes to the Company's strong market position.

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

      Defense Truck Segment. The Company has sold products to the DoD for over 70 years. The Company's proprietary military all-wheel drive product line of heavy-payload tactical trucks includes the HEMTT, the Heavy Equipment Transporter ("HET"), the Palletized Load System ("PLS"), Common Bridge Transporter ("CBT") and the Logistic Vehicle System ("LVS"). The Company also exports severe-duty heavy tactical trucks to approved foreign customers.

      The Company has developed a strong relationship with the DoD over the years that has resulted in the Company operating under "family contracts" with the DoD for the HEMTT, HET, PLS and LVS and for DoD vehicle parts. "Family contracts" is the term given to contracts that group similar models together to simplify the acquisition process. Under the vehicle family contracts, the DoD orders a specified range of volume of either HEMTT, HET, PLS or LVS trucks at fixed prices, which allows the Company to predict and plan its long-term production and delivery schedules for vehicles. The Company completed negotiations in fiscal 2001 that extended these family contracts for a five-year period under a program referred to as the Family of Heavy Tactical Vehicles ("FHTV"). The FHTV is a five-year requirements contract running from fiscal 2001 to fiscal 2006 and includes the following heavy-payload products: HEMTT, HEMTT-ESP, HET, PLS, CBT, LVS and the associated logistics and configuration management support.

      With the award of the MTVR contract, the Company has become a major manufacturer of medium-payload tactical trucks for the U.S. Marine Corps. The goal of the U.S. Marine Corps is to upgrade the current configuration to carry a much greater payload with substantially increased cross-country mobility. MTVRs are equipped with the Company's patented independent suspension and transfer cases, and central tire inflation to enhance off-road performance. This program is currently expected to include the production of 5,666 trucks with options for up to 2,489 additional trucks. The total value of this contract could reach $1.2 billion, including the options, or $850 million, exclusive of options, over fiscal years 2000 through 2005. Testing of the initial ten trucks began in December 1999. In fiscal 2000, production occurred at the rate of approximately one truck per day, and in April 2001, the Company received approval to commence full-rate production, increasing to approximately seven trucks per day in August 2001.

      The U.S. Army commenced a competition to add a second supplier to build Family of Medium Tactical Vehicles ("FMTV"). The Company received a $1.9 million contract in November 1998 to compete with one other truck manufacturer to qualify as a second source to produce three trucks for testing by the DoD under Phase I of its second source supplier qualification plan. The three Oshkosh FMTVs produced under this contract have successfully completed Phase I testing. The fiscal year 2000 Defense Authorization Act cancelled the above mentioned second source program; however, it directed the Army to go forward with a competition for 100% of the next procurement. Initially, the FMTV competition was scheduled to begin in October 2000 with the issuance of a request for proposal ("RFP") to retrofit three trucks for testing, to be followed by a period of testing, another RFP for firm production pricing and then conclude with a contract award in March or April 2002. In late September 2000, the DoD delayed the competition to permit engine manufacturers more time to develop engines for the FMTV that will be compliant with U.S. Environmental Protection Agency regulations for diesel engines sold in 2004. The DoD's RFP issued in December 2000 requires retrofit of eight trucks for testing. The period for follow-on testing and submission of production pricing was extended. In April 2001, Oshkosh was awarded a $5.6 million contract to build eight prototype FMTV trucks. One competitor, the current incumbent on the program, was awarded a similar contract. Following a ten-month prototype truck build phase, the DoD will test the trucks built by each competitor for a period of seven months. Following the test period, each contractor will submit a production proposal in about October 2002, with an anticipated production contract award to Oshkosh, or its competitor, in March 2003; production would commence in fiscal 2004 or 2005. The first five-year contract under the FMTV Competitive Rebuy program involves 14,000 trucks and trailers, and revenues in excess of $1.0 billion. The entire program is expected to run through 2020 and entail revenues in excess of $13.0 billion. The Company intends to continue to compete aggressively for a contract award under the FMTV program.

      The Company's objective is to continue to diversify into other areas of the U.S. defense truck market by expanding applications, uses and body styles of its current heavy and medium tactical truck lines. As the Company enters the medium tactical truck area of the defense market segment, management believes that the Company has multiple competitive advantages, including:

o Truck engineering and testing. DoD truck contract competitions require significant defense truck engineering expertise to ensure that a company's truck excels under demanding testing conditions. The Company has a team of 47 engineers and draftsmen to support current business and truck contract competitions. These personnel have significant expertise designing new trucks, using sophisticated computer aided tools, supporting grueling testing programs at DoD test sites and submitting detailed, comprehensive, successful contract proposals.
o Proprietary components. The Company's patented independent suspension and transfer case enhance its trucks' off-road performance. In addition, because these are two of the highest cost components in a truck, the Company has a competitive cost-advantage from in-house manufacturing of these two truck components.
o Past performance. The Company has been building trucks for the DoD for over 70 years. The Company believes that its past success in delivering reliable, high quality trucks on time, within budget and meeting specifications is a competitive advantage in future defense truck procurement programs. The Company understands the special contract procedures in use by the DoD and has developed substantial expertise in contract management and accounting.
o Flexible manufacturing. The Company's ability to produce a variety of truck models on the same moving assembly line permits it to avoid facilitation costs on most new contracts and maintain competitive manufacturing efficiencies.
o Logistics. The Company has gained significant experience in the development of operators' manuals and training and in the delivery of parts and services worldwide in accordance with the DoD's expectations, which differ materially from commercial practices. In fiscal 2000 and 2001, the Company expanded it logistics capabilities to permit the DoD to order parts, receive invoices and remit payments electronically.

Marketing, Sales and Distribution

      The Company believes it differentiates itself from many of its larger competitors by tailoring its distribution to the needs of its specialized truck markets and from its smaller competitors with its national and global sales and service capabilities. Distribution personnel use demonstration trucks to show customers how to use the Company's trucks and truck bodies properly. In addition, the Company's flexible distribution is focused on meeting customers on their terms, whether on a jobsite, in an evening public meeting or at a municipality's offices, compared to the showroom sales approach of the typical dealers of large truck manufacturers. The Company backs all products by same-day parts shipment, and its service technicians are available in person or by telephone to domestic customers 365 days a year. The Company believes its dedication to keeping its products in-service in demanding conditions worldwide has contributed to customer loyalty.

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

     Commercial Segment. The Company operates 16 distribution centers with over 130 in-house sales and service representatives in the U.S. to sell and service refuse truck bodies, rear- and front-discharge concrete mixers and concrete batch plants. These centers are in addition to sales and service activities at the Company's manufacturing facilities. Fourteen of the Company's distribution centers provide sales, service and parts distribution to customers in their geographic regions. Four of the distribution centers also have paint facilities and provide significant additional paint and mounting services during peak demand periods. Two of the centers also manufacture concrete mixer replacement barrels. The Company believes this network represents one of the largest concrete mixer and refuse truck body distribution networks in the United States.

     In Europe, the Company operates fourteen distribution centers with over 70 in-house sales and service representatives in nine countries to sell and service its refuse truck bodies and stationary compactors. Two of the centers have paint facilities, and most of the centers provide mounting services. The Company also operates 49 roving service vans throughout Europe. The Company believes this network represents one of the largest refuse truck body distribution networks in Europe. The Geesink Norba Group also has sales and service agents in Europe and the Middle East.

      The Company believes its direct distribution to customers is a competitive advantage in commercial markets, particularly in the U.S. waste services industry where principal competitors distribute through dealers and to a lesser extent in the ready-mix concrete industry, where several competitors in part use dealers. In addition to the avoidance of dealer commissions, the Company believes direct distribution permits a more focused sales force in U.S. refuse body markets whereas dealers frequently offer a very broad and mixed product line, and accordingly, the time dealers tend to devote to refuse body sales activities is limited.

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

     Fire and Emergency Segment. The Company believes the geographical breadth, size and quality of its fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors. Pierce's fire apparatus are sold through 33 sales and service organizations with more than 250 sales representatives nationwide, which combine broad geographical reach with frequency of contact with fire departments and municipal government officials. These sales and service organizations are supported by 76 product and marketing support professionals and contract administrators at Pierce. The Company believes frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council and fire department, purchasing, finance, and mayoral offices, among others, that may participate in a fire truck bid and selection. After the sale, Pierce's nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service.

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

     The acquisition of Medtec has added seven distributor organizations with approximately 42 sales people focused on the ambulance market.

      Defense Segment. Substantially all domestic defense products are sold directly to principal branches of the DoD. The Company maintains a liaison office in Washington, D.C. to represent its interests with the Pentagon, Congress and the offices of the Executive Branch. The Company also sells and services defense products to foreign governments directly through four international sales offices, through dealers, consultants and representatives, and through the FMS program. The DoD has begun to rely on industry for support and sustainability of its vehicles. This has opened up new opportunities for maintenance, service and contract support to the U.S. Army and U.S. Marine Corps.

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

Manufacturing

      The Company manufactures trucks and truck bodies at eighteen manufacturing facilities. Employee involvement is encouraged to improve production processes and product quality. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets.

      The Company intends to continue to upgrade its manufacturing capabilities by adopting best practices across its manufacturing facilities, relocating manufacturing activities to the most efficient facility, investing in further fixturing and robotics, re-engineering manufacturing processes and adopting lean manufacturing management practices across all facilities.

      The Company is focusing on achieving targeted synergies with each acquisition. Within the first year following the Pierce acquisition, the Company consolidated three Pierce manufacturing facilities down to two while increasing Pierce's capacity by improving product flow. In addition, among other things, the Company reduced the number of operating shifts at the Pierce paint plant from three to one to substantially reduce utility costs, implemented indexing of production lines, and eliminated storage rooms to relocate inventory to point of use thereby eliminating duplicate material handling. Likewise, at McNeilus, the Company has installed seven additional robots and re-arranged weld and mount activities.

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

      In fiscal 2001, Oshkosh completed an $8.0 million plan to expand its existing production facilities in Oshkosh, Wisconsin. The project expanded the Company's machining, fabrication and assembly facilities, with a total addition of approximately 110,000 square feet of space to accommodate higher levels of production under the MTVR contract.

      In 1994, Oshkosh commenced a program to educate and train all employees at its Oshkosh facilities in quality principles and to seek ISO 9001 certification to improve the Company's competitiveness in its global markets. ISO 9001 is a set of internationally accepted quality requirements established by the International Organization for Standardization, which indicates that a company has established and follows a rigorous set of requirements aimed at achieving customer satisfaction by preventing nonconformity in design, development, production, installation and servicing of products. Employees at all levels of the Company are encouraged to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent nonconformance with requirements and produce continuous improvement in all work processes. Oshkosh achieved ISO 9001 certification in 1995 and Pierce achieved ISO 9001 certification in 1998. The Geesink Norba Group systems are also ISO 9001 certified.

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

      For fiscal years 2001, 2000 and 1999, the Company incurred engineering, research and development expenditures of $14.3 million, $14.1 million and $10.9 million, respectively, portions of which were recoverable from customers, principally the U.S. government.

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

      Principal competitors of McNeilus for refuse truck body sales include The Heil Company (a subsidiary of Dover Corporation), Wittke (a subsidiary of Northside Industries, Inc.) and McClain E-Z Pack, Inc. The principal competitor for the Geesink Norba Group is Faun Umwelttechnik GmbH & Co. Principal competitors of McNeilus and Oshkosh for concrete mixer sales include Advance Mixer, Inc. (a subsidiary of the Prince Group), Continental Manufacturing Co., Kimble Mixer Co. and London Machinery, Inc. Oshkosh's principal competitor for airport snow removal sales is Kovatch Mobile Equipment Corp. Pierce's principal competitors for fire apparatus sales include Emergency One, Inc. (a subsidiary of Federal Signal Corporation), Kovatch Mobile Equipment Corp., and numerous small, regional manufacturers. Medtec's principal competitors for ambulance and rescue sales include Wheeled Coach Industries, a subsidiary of Collins Industries, Inc., McCoy Miller and Halcore. Oshkosh's principal competitor for aircraft rescue and firefighting sales is Emergency One, Inc. Oshkosh's principal competitors for DoD contracts include the MAN Group, Volvo and Stewart & Stevenson Services, Inc. The Company also faces competition from its competitors for acquisition opportunities.

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

Customers and Backlog

      Sales to the U. S. Department of Defense comprised approximately 27% of the Company's net sales in fiscal 2001. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

      The Company's backlog at September 30, 2001 was $799.5 million compared to $607.5 million at September 30, 2000, with approximately $46.9 million of the $192.0 million increase related to Medtec and the Geesink Norba Group, which were acquired during fiscal 2001. Backlog related to the defense segment increased by $122.2 million to $413.7 million in 2001 compared to 2000, with the backlog increasing by approximately $154.7 million due to the multi-year MTVR contract. Fire and emergency backlogs increased by $34.5 million ($24.9 million excluding Medtec) to $251.3 million at September 30, 2001 compared to the prior year. Commercial backlogs increased by $35.3 million (declined by $2.0 million excluding the impact of the Geesink Norba Group acquisition) to $134.4 million at September 30, 2001 compared to the prior year. Approximately 1% of the September 30, 2001 backlog is not expected to be filled in fiscal 2002.

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

Government Contracts

      Approximately 27% of the Company's net sales for fiscal 2001 were made to the U.S. government under long-term contracts and programs, the majority of which were in the defense truck market. Accordingly, a significant portion of the Company's sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds.

      The Company's sales into defense truck markets are substantially dependent upon periodic awards of new contracts and the purchase of base vehicle quantities and the exercise of options under existing contracts. The Company's existing contracts with the DoD may be terminated at any time for the convenience of the government. Upon such termination, the Company would generally be entitled to reimbursement of its incurred costs and, in general, to payment of a reasonable profit for work actually performed. Contractually under the Company's MTVR contract, the Company is entitled to $5 million in program year three if the contract is terminated for the convenience of the government.

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

Suppliers

      The Company is highly dependent on its suppliers and subcontractors to meet commitments to its customers, and many major components are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. Through its reliance on this supply network for the purchase of certain components, the Company is able to avoid many of the preproduction and fixed costs associated with the manufacture of those components. The Company maintains an extensive qualification, on-site inspection and assistance and performance measurement system to control risks associated with such reliance on suppliers. The

Company occasionally experiences problems with supplier and subcontractor performance and must identify alternate sources of supply and/or address related warranty claims from customers.

      While the Company purchases many costly components such as engines, transmissions and axles, it manufactures certain proprietary components that are material to each of the Company's segments. These components include front drive and steer axles, transfer cases, cabs, the ALL-STEER electronic all-wheel steering system, TAK-4 independent suspension, the Sky-Arm articulating aerial ladder, the McNeilus Auto Reach Arm, the Hercules compressed air foam system, the Command Zone proprietary multiplexing system, body structures and many smaller parts which add uniqueness and value to the Company's products. Internal production of these components provides a significant competitive advantage and also serves to reduce the manufacturing costs of the Company's products.

Intellectual Property

      Patents and licenses are important in the operation of the Company's business, as one of management's key objectives is developing proprietary components to provide the Company's customers with advanced technological solutions at attractive prices. The Company holds 113 active domestic and 96 foreign patents. The Company believes patents for all-wheel steer and independent suspension systems, which have remaining lives of 8 to 13 years, provide the Company with a competitive advantage in the fire and emergency segment. In the defense segment, the independent suspension system was added to the U.S. Marine Corps' MTVR program, which the Company believes provided a performance and cost advantage in the successful competition for the Phase II production contract. To a lesser extent, other proprietary components provide the Company a competitive advantage in the Company's other segments.

      The Company holds trademarks for "Oshkosh," "Pierce," "McNeilus," "MTM," "Geesink," "Norba" and "Geesink Kiggen," among others. These trademarks are considered to be important to the future success of the Company's business.

Employees

     As of November 30, 2001, the Company had approximately 5,800 employees. Approximately 1,065 production employees at the Company's Oshkosh facilities are represented by the United Auto Workers union and approximately 200 employees at the Company's Kewaunee facilities are represented by the Boilermakers, Iron Shipbuilders, Blacksmiths, and Forgers Union ("Boilermakers"). The Company's five-year agreement with the United Auto Workers union extends through September 2006 and the Company's agreement with the Boilermakers union extends to May 2002. Approximately 1,000 employees at the Geesink Norba Group are represented by separate works councils. The Company believes its relationship with employees is satisfactory.

Industry Segments

      Financial information concerning the Company's industry segments is included in Note 14 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Foreign and Domestic Operations and Export Sales

      Financial information concerning the Company's foreign and domestic operations and export sales is included in Note 14 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Item 2.  PROPERTIES

      Management believes the Company's equipment and buildings are modern, well maintained and adequate for its present and anticipated needs. As of November 30, 2001, the Company operated in eighteen manufacturing facilities and owned another facility that was not in use. The location, size and focus of the Company's facilities is provided in the table below:

                                    Approximate
                                   Square Footage                 Principal
Location (# of facilities)      Owned         Leased         Products Manufactured
---------------------------  ------------  ------------- ---------------------------------------
Oshkosh, Wisconsin(3)....      774,000         17,000    Defense Trucks; Front-Discharge Mixers;
                                                         Snow Removal Vehicles; ARFF Vehicles
Appleton, Wisconsin(2)...      604,000         16,000    Fire Apparatus
Dodge Center, Minnesota(1)     711,000          2,000    Rear-Discharge Mixers; Refuse Truck
                                                         Bodies; Portable Batch Plants
Bradenton, Florida(1)....      287,000                   Fire Apparatus; Defense Trucks and Truck
                                                         Bodies
Emmeloord, Netherlands (1)     272,000                   Refuse Truck Bodies
Kewaunee, Wisconsin(1)...      216,000                   Aerial Devices and Heavy Steel
                                                         Fabrication
Riceville, Iowa(1).......      108,000                   Components for Rear-Discharge Mixers and
Goshen, Indiana(1).......       87,000                   Ambulances
Maarheeze, Netherlands (1)      89,000                   Mobile and Stationary Compactors,
                                                         Refuse Transfer Stations and Containers
Blomstermala, Sweden (1)                      102,000    Refuse Truck Bodies
White Pigeon, Michigan(1)       58,000                   Ambulances
Kensett, Iowa(1).........       65,000                   Not Currently in Use
McIntire, Iowa(1)........       28,000                   Components for Rear-Discharge Mixers and
                                                         Refuse Truck Bodies
Weyauwega, Wisconsin(1)..       28,000                   Refurbished Fire Apparatus
Ontario, California(1)...                      31,000    Refurbished Fire Apparatus
Villa Rica, Georgia(1)...                      20,000    Replacement Drums for Rear-Discharge
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

      In addition to sales and service activities at the Geesink Norba Group's manufacturing facilities, the Geesink Norba Group maintains eleven sales and service centers in Europe. The Geesink Norba Group owns such facilities in Cardiff and St. Albans UK; Copenhagen, Denmark; and leases facilities in Manchester, UK; Mions France; Brussels, Belgium; Hunxe Germany; Pabianice, Poland; Milan, Italy and Madrid and Barcelona, Spain. These facilities range in size from approximately 2,000 sq. ft. to 77,000 sq. ft.

      The Company's U.S. facilities are pledged as collateral under the terms of the Company's senior credit facility.

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

      As to one such Superfund site, Pierce is one of 393 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently, a report of the remedial investigation/ feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at September 30, 2001. Actual liability could vary based on results of the study, the resources of other PRPs and the Company's final share of liability.

      The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the Company at September 30, 2001. However, this may change as investigations proceed by the Company, other unrelated property owners and government entities.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information as of November 30, 2001 concerning the Company's executive officers. All of the Company's officers serve terms of one year and until their successors are elected and qualified.

           Name            Age                        Title
Robert G. Bohn..........   48   President, Chief Executive Officer and Chairman of the Board
Timothy M. Dempsey......   61   Executive Vice President, General Counsel and Secretary
Ted L. Henson...........   50   Vice President, International Sales
Paul C. Hollowell.......   60   Executive Vice President and Chief Executive Officer, Defense
                                Business
Daniel J. Lanzdorf......   53   Executive Vice President and President, McNeilus Companies, Inc.
Mark A. Meaders.........   43   Executive Vice President and General Manager of European Operations
John W. Randjelovic.....   57   Executive Vice President and President, Pierce Manufacturing Inc.
William J. Stoddart.....   56   Executive Vice President and President, Defense Business
Donald H. Verhoff.......   55   Vice President, Corporate Engineering
Charles L. Szews........   45   Executive Vice President and Chief Financial Officer
Michael J. Wuest........   42   Vice President and Chief Procurement Officer, General Manager
                                Airport Products
Matthew J. Zolnowski....   48   Executive Vice President, Corporate Administration

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

      Ted L. Henson. Mr. Henson joined the Company in January 1990 and has served in various assignments, including Director of Airport/Municipal Products, Vice President Sales and President of Summit Performance Systems, Inc. Mr. Henson assumed his present position in May 1998.

      Paul C. Hollowell. Mr. Hollowell joined the Company in April 1989 as Vice President-Defense Product and was appointed Executive Vice President in February 1994. In February 1999, Mr. Hollowell was appointed Executive Vice President and President, Defense Business. Mr. Hollowell assumed his present position in October 2001.

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

      Mark A. Meaders. Mr. Meaders joined Pierce Manufacturing Inc. in September 1996 as Purchasing Manager. In January 1998, he was appointed Vice President Corporate Purchasing, Materials and Logistics of the Company and in July 1999 was appointed Vice President Operations and Corporate Purchasing, Materials and Logistics. Mr. Meaders was appointed to his current position in October 2001.

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

      William J. Stoddart. Mr. Stoddart joined the Company's Defense unit in September 1995 as General Manager Medium Vehicles. In January 1999, he was appointed Vice President, Defense Programs and assumed his present position in October 2001.

      Donald H. Verhoff. Mr. Verhoff joined the Company in May 1973 and has served in various assignments, including Director Test and Development/New Product Development and Vice President Technology and Director Corporate Engineering. Mr. Verhoff assumed his present position in September 1998.

      Michael J. Wuest. Mr. Wuest joined the Company in November 1981 as an analyst and has served in various assignments, including Senior Buyer, Director Purchasing, Vice President Manufacturing Operations, Vice President and General Manager of Operations of Pierce Manufacturing Inc. Mr. Wuest was appointed to his present position in October 2001.

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

      In July 1995, the Company's Board of Directors authorized the repurchase of up to 1,500,000 shares of Common Stock. As of November 30, 2001, the Company has repurchased 692,302 shares under this program at a cost of $6.6 million.

Dividends and Common Stock Price*

      It is the Company's intention to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the Company's general financial condition, general business conditions and other factors. When the Company pays dividends, it pays a dividend on each share of Common Stock equal to 115% of the amount paid on each share of Class A Common Stock. The agreements governing the Company's subordinated debt and bank debt restrict its ability to pay dividends on Common Stock and Class A Common Stock. For fiscal 2002, the terms of the Company's senior credit facility generally limit the aggregate amount of all dividends the Company may pay on its common equity during that period to an amount equal to $6 million plus 7.5% of consolidated net income.

      The Company's Common Stock is quoted on the Nasdaq National Market. As of September 30, 2001, there were 847 holders of record of the Company's Common Stock and 92 holders of record of the Company's Class A Common Stock. The following table sets forth prices reflecting actual sales as reported on the Nasdaq National Market.

                                           Fiscal 2001           Fiscal 2000
               Quarter Ended             High        Low       High        Low
               -------------             ----        ---       ----        ---
September...........................    $ 45.00   $ 34.63    $ 40.00    $ 30.81
June................................      44.75     34.75      38.50      28.75
March...............................      49.38     31.88      34.88      21.63
December............................      44.00     33.25      34.75      24.88

*There is no established public trading market for Class A Common Stock.

Item 6.  SELECTED FINANCIAL DATA.

Fiscal years ended September 30,
(In thousands, except per share amounts)

                                                            2001(6)       2000(7)        1999            1998(8)          1997
                                                            ----          ----           ----            ----             ----
Net sales(1)....................................          $1,445,293    $1,329,516     $1,170,304         $905,888      $683,877
Operating income................................              98,296        98,051         76,213           48,720        28,785
Income from continuing operations(2)............              50,864        48,508         31,191           16,253        10,006
     Per share assuming dilution................                2.98          2.96           2.39             1.27          0.78
Income from discontinued operations(3)..........                --           2,015           --             --               --
     Per share assuming dilution(3).............                --            0.12           --             --               --
Net income(4)...................................              50,864        49,703         31,131           15,068        10,006
     Per share assuming dilution (4)............                2.98          3.03           2.39             1.18          0.78
Dividends per share:
     Class A Common Stock.......................                .300          .300           .292             .290          .290
     Common Stock...............................                .345          .345           .336             .333          .333
Total assets....................................           1,089,268       796,380        753,290          685,039       420,394
Expenditures for property, plant and equipment..              18,493        22,647         17,999           13,444         6,574
Depreciation....................................              15,510        12,200         10,743            9,515         9,382
Amortization of goodwill, other intangible
 assets and deferred financing costs............              12,987        12,018         12,414            9,183         4,688
Net working capital.............................             123,949        76,500         46,709           42,030        51,483
Long-term debt (including current maturities)(5)             359,280       162,782        260,548          280,804       135,000
Shareholders' equity(5).........................             347,026       301,057        162,880          131,296       120,900
Book value per share(5).........................               20.76         18.06          12.70            10.39          9.70
Backlog.........................................             799,000       608,000        487,000          377,000       361,000

(1)In fiscal 2001, the Company adopted provisions of EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs."
Adoption of provisions of EITF No. 00-10 resulted in a reclassification of shipping fee revenue to sales, from cost of sales where it had been classified as a reduction of shipping costs. Adoption did not have any impact on reported earnings. Sales for all previous periods have been retroactively restated to conform with the current year presentation.

(2)Fiscal 2001 includes a $1,727 one-time foreign currency transaction gain in connection with euros acquired prior to the purchase of the Geesink Norba Group and includes a $1,400 reduction in income tax expense related to settlement of certain income tax audits.

(3)In fiscal 2000, the Company recorded a $2,015 after-tax gain resulting from a technology transfer agreement and collection of previously written-off receivables related to the Company's former bus chassis joint venture in Mexico.

(4)Includes after-tax extraordinary charges of $820 ($0.05 per share) in 2000, $60 ($0.00 per share) in 1999 and $1,185 ($0.09 per share) in 1998 related to early retirement of debt.

(5)On November 24, 1999, the Company prepaid $93,500 of term debt under its senior credit facility from proceeds of the sale of
3,795,000 shares of Common Stock. On July 23, 2001 the Company amended and restated its senior credit facility and borrowed
$140,000 under a new Term Loan B note in connection with the acquisition of Geesink Norba Group. See Note 4 to Notes to
Consolidated Financial Statements.

(6)On October 30, 2000, the Company acquired for $14,466 in cash all of the issued and outstanding capital stock of Medtec . On
March 6, 2001, the Company purchased certain assets from TEMCO for cash of $8,139 and credits to the seller valued at $7,558, for total consideration of $15,697. On July 25, 2001, the Company acquired for $137,636 in cash all of the issued and outstanding capital stock of the Geesink Norba Group. Amounts include acquisition costs and are net of cash acquired. See Note 3 to Notes to
Consolidated Financial Statements.

(7)On November 1, 1999 the Company acquired assets, assumed certain liabilities and entered into related non-compete agreements for Kewaunee for $5,467 in cash. On April 28, 2000, the Company acquired for cash, all of the issued and outstanding capital stock of Viking for $1,680. See Note 3 to Notes to Consolidated Financial Statements.

(8)On February 26, 1998, the Company acquired for cash all of the issued and outstanding capital stock of McNeilus and entered into related non-compete and ancillary agreements for $217,581.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Oshkosh Truck Corporation and Subsidiaries

General

     The Company is a leading designer, manufacturer and marketer of a wide range of specialty trucks and truck bodies, including concrete mixers, refuse bodies, fire and emergency vehicles and defense trucks. Under the "McNeilus" and "Oshkosh" brand names, the Company manufactures rear- and front-discharge concrete mixers. Under the "McNeilus," "Geesink" and "Norba" brand names, the Company manufactures a wide range of automated rear, front, side and top loading refuse truck bodies and mobile and stationary refuse compactors and transfer systems. Under the "Pierce" brand name, the Company is among the leading domestic manufacturers of fire apparatus assembled on both custom and commercial chassis. The Company manufactures aircraft rescue and firefighting and airport snow removal vehicles under the "Oshkosh" brand name and ambulances and heavy-duty rescue vehicles under the "Medtec" brand name. The Company also manufactures defense trucks under the "Oshkosh" brand name and is the leading manufacturer of severe-duty heavy tactical trucks for the Department of Defense.

     Major products manufactured and marketed by each of the Company's business segments are as follows:

Commercial--concrete mixer systems, refuse truck bodies, mobile and stationary compactors and waste transfer units, portable concrete batch plants and truck components sold to ready-mix companies and commercial and municipal waste haulers in the U. S., Europe and other international markets.

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

     On February 26, 1998, the Company acquired for cash all of the issued and outstanding capital stock of McNeilus and entered into related non-compete and ancillary agreements for $217.6 million, including acquisition costs and net of cash acquired. McNeilus is a leading manufacturer and marketer of rear-discharge concrete mixers and portable concrete batch plants for the concrete placement industry and refuse truck bodies for the waste services industry in the United States. The acquisition was financed from borrowings under the Company's senior credit facility and the issuance of senior subordinated notes.

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

     On October 30, 2000, the Company acquired all of the issued and outstanding capital stock of Medtec and an affiliate and certain related assets for $14.5 million in cash, including acquisition costs and net of cash acquired. Medtec is a U.S. manufacturer of custom ambulances and rescue vehicles. The acquisition was financed from available cash and borrowings under the Company's senior credit facility.

     On March 6, 2001 the Company acquired certain machinery and equipment, parts inventory and certain intangible assets from TEMCO, a division of Dallas-based Trinity Industries, Inc. ("TEMCO"). TEMCO, a manufacturer of concrete mixers, batch plants and concrete mixer parts had discontinued its business. Consideration for the purchase was valued at $15.7 million and included cash of $8.1 million and credits to the seller valued at $7.6 million for future purchases of certain concrete placement products from the Company over the next six years. The acquisition was financed from borrowings under the Company's senior credit facility.

     On July 25, 2001, the Company acquired all of the outstanding capital stock of Geesink Norba Group for $137.6 million, including acquisition costs, and net of cash acquired. Geesink Norba Group is a leading European manufacturer of refuse collection truck bodies, mobile and stationary compactors and transfer stations. The acquisition was financed from proceeds of a new Term B Loan under the Company's senior credit facility.


RESULTS OF OPERATIONS

ANALYSIS OF CONSOLIDATED NET SALES--THREE YEARS ENDED SEPTEMBER 30, 2001

     The following table presents net sales by business segment (in thousands):

                                                                Fiscal Year Ended September 30,
                                                     2001                     2000                    1999
                                                     ----                     ----                    ----
Net sales to unaffiliated customers:
    Commercial................................   $    559,871             $    663,819            $    613,028
    Fire and emergency........................        463,919                  390,659                 336,241
    Defense...................................        423,132                  275,841                 222,535
    Corporate and other.......................         (1,629)                    (803)                 (1,500)
                                                 ------------             ------------            ------------
        Consolidated..........................   $  1,445,293             $  1,329,516            $  1,170,304
                                                 ============             ============            ============

     The following table presents net sales by geographic region based on product shipment destination (in thousands):

                                                                Fiscal Year Ended September 30,
                                                     2001                     2000                    1999
                                                     ----                     ----                    ----
Net sales:
    United States.............................   $  1,314,930             $  1,227,038            $  1,118,564
    Other North America.......................          7,343                    7,429                   7,822
    Europe and Middle East....................         93,263                   68,317                  21,713
    Other.....................................         29,757                   26,732                  22,205
                                                 ------------             ------------            ------------
        Consolidated..........................   $  1,445,293             $  1,329,516            $  1,170,304
                                                 ============             ============            ============


FISCAL 2001 COMPARED TO FISCAL 2000

     Consolidated net sales increased 8.7% to $1,445.3 million in fiscal 2001 compared to fiscal 2000. Excluding the impact of the acquisitions of Medtec and the Geesink Norba Group, consolidated net sales increased 5.6% in fiscal 2001 compared to fiscal 2000.

     Commercial segment net sales decreased 15.7% in fiscal 2001 compared to fiscal 2000. Concrete placement sales were down 26.6% while refuse sales were up 15.6%, or 4.7% excluding the impact of the Geesink Norba Group acquisition. Fiscal 2000 results were impacted by unusually strong end-markets for concrete placement sales. In fiscal 2001, economic uncertainties caused the Company's concrete placement customers to scale back or delay their equipment purchases. Domestic refuse product sales increased in the period compared to fiscal 2000 levels as the Company began shipping units under a three year agreement with a large national waste hauler.

     Fire and emergency segment sales increased 18.8% in fiscal 2001 compared to fiscal 2000. Traditional fire truck sales accounted for about one-half of the current year increase, with sales up across all categories, including custom and commercial pumpers, aerials, heavy duty rescues and parts sales and service. Inclusion of Medtec sales following its October 2000 acquisition contributed another one-third of the current year increase, with the balance of the current year increase generally attributable to organic growth in Oshkosh snow removal and ARFF vehicles.

     Defense segment net sales increased 53.4% in fiscal 2001 compared to fiscal 2000. Over 75% of the current year sales increase was due to increased sales of the Medium Tactical Vehicle Replacement ("MTVR") truck. Early in fiscal 2000, Oshkosh began start-up of low-rate initial production of the MTVR truck and in April of fiscal 2001 Oshkosh received approval to commence full-rate production of the MTVR truck. Full-rate production was achieved in August 2001 and is expected to continue at this level throughout fiscal 2002 and 2003. Vehicle sales to international customers and domestic parts sales also increased while domestic, heavy-payload vehicle sales declined.

FISCAL 2000 COMPARED TO FISCAL 1999

     Consolidated net sales increased 13.6% to $1,329.5 million in fiscal 2000 compared to fiscal 1999 with approximately one-third of the overall sales growth being generated by each of the Company's three segments - commercial, fire and emergency and defense.

     Commercial segment net sales increased 8.3% in fiscal 2000 compared to fiscal 1999. Sales increases were balanced across the entire segment, which includes front- and rear-discharge concrete mixers, batch plants, concrete placement parts and service, refuse packers and refuse parts and service.

     Fire and emergency segment sales increased 16.2% in fiscal 2000 compared to fiscal 1999. Traditional fire truck sales accounted for three-fourths of the fiscal 2000 increase, with sales up across all categories, including custom and commercial pumpers, aerials, heavy-duty rescues and parts sales and service. The Company experienced particular success in the launch of its new Contender Series of commercial fire trucks. A $17.8 million reduction in international fire truck sales in fiscal 2000 compared to fiscal 1999 was partially offset by a $7.2 million increase in international sales of ARFF vehicles. Fiscal 1999 sales included final shipments under a large, multi-unit fire truck order which was shipped to the Middle East in fiscal 1998 and 1999.

     Defense segment net sales increased 24.0% in fiscal 2000 compared to fiscal 1999. Approximately one-half of the fiscal 2000 sales increase was due to start-up of low rate initial production of the MTVR truck, which began early in fiscal 2000. International shipments increased $53.7 million as a result of several large orders to Middle East customers. Increased international vehicle sales and domestic parts sales offset reductions in domestic, heavy-payload vehicle sales.

ANALYSIS OF CONSOLIDATED OPERATING INCOME--THREE YEARS ENDED SEPTEMBER 30, 2001

     The following table presents operating income by business segment (in thousands):

                                                                Fiscal Year Ended September 30,
                                                     2001                     2000                    1999
                                                     ----                     ----                    ----
Operating income (loss):
    Commercial................................   $     29,891             $     54,654            $     48,995
    Fire and emergency........................         45,841                   32,922                  26,758
    Defense...................................         39,545                   30,119                  22,878
    Corporate and other.......................        (16,981)                 (19,644)                (22,418)
                                                 ------------             ------------            ------------
        Consolidated..........................   $     98,296             $     98,051            $     76,213
                                                 ============             ============            ============

FISCAL 2001 COMPARED TO FISCAL 2000

     Consolidated operating income increased 0.2% in fiscal 2001 compared to fiscal 2000. Consolidated operating income divided by consolidated sales ("operating income margin") decreased from 7.4% in fiscal 2000 to 6.8% in fiscal 2001.

     Commercial segment operating income decreased 45.3% in fiscal 2001 compared to fiscal 2000. Operating income margins decreased to 5.3% of segment sales in fiscal 2001 compared to 8.2% in fiscal 2000. Significant reductions in concrete placement sales volumes and the related impact on fixed overhead absorption contributed to the decline in operating income margin.

     Fire and emergency segment operating income increased 39.2% in fiscal 2001 compared to fiscal 2000. Excluding the impact of the Medtec acquisition, operating income increased 32.3%. Operating income margin increased to 9.9% of segment sales compared to 8.4% in fiscal 2000. Prior year results were affected by inefficiencies following an enterprise-wide resource planning system installation. Improved gross margins of the Company's ARFF and snow removal vehicles resulting from cost reduction efforts and manufacturing efficiencies and a favorable product mix contributed most of the remaining improvement in the segment operating income margin.

     Defense segment operating income increased 31.3% in fiscal 2001 compared to fiscal 2000. Operating income margins decreased to 9.3% of segment sales in fiscal 2001 compared to 10.9% in fiscal 2000. Increased sales volume of the lower-margin MTVR vehicles was partially offset by increased international sales of higher-margin, heavy-payload vehicles. The Company expects overall segment operating income margins to continue to decline as the Company sustains full-rate production of its lower-margin MTVR vehicles for all of fiscal 2002, and invests in bid and proposal activities for large potential contracts in the U.S. and U.K.

     Corporate and other expenses decreased $2.6 million to $17.0 million, or 1.2% of consolidated net sales, from $19.6 million, or 1.5% of consolidated net sales, in fiscal 2000. Lower expenses resulted from cost reduction initiatives and lower variable compensation expense.

FISCAL 2000 COMPARED TO FISCAL 1999

     Consolidated operating income increased 28.7% in fiscal 2000 compared to fiscal 1999. Consolidated operating income margin increased from 6.5% in fiscal 1999 to 7.4% in fiscal 2000.

     Commercial segment operating income increased 11.6% in fiscal 2000 compared to fiscal 1999. Operating income margins increased to 8.2% of segment sales in fiscal 2000 compared to 8.0% in fiscal 1999. Higher front-discharge concrete mixer margins resulting from material cost reduction efforts and lower manufacturing overhead costs as a result of increased defense business volume were partially offset by production inefficiencies associated with the $8.3 million expansion at the McNeilus Dodge Center facility that was completed in September 2000. In fiscal 2000, the commercial segment experienced workforce-related health claims in excess of historical rates of occurrence. Expense related to these claims was offset by reductions of expense due to settlement in fiscal 2000 of unrelated litigation.

     Fire and emergency segment operating income increased 23.0% in fiscal 2000 compared to fiscal 1999. Operating income margins increased to 8.4% of segment sales in fiscal 2000 compared to 8.0% in fiscal 1999. The acquisition of Kewaunee contributed 0.2 percentage points to the segment operating income margin. Improved gross margins of the Company's ARFF and snow removal vehicles resulting from cost reduction efforts and manufacturing efficiencies contributed most of the remaining improvement in the segment operating income margin.

     Defense segment operating income margins increased 31.7% in fiscal 2000 compared to fiscal 1999. Operating income margins increased to 10.9% of segment sales in fiscal 2000 compared to 10.3% in fiscal 1999. Favorable product mix of higher-margin U.S. heavy-payload trucks and higher international sales, the favorable impact of increased sales volume on fixed manufacturing overhead costs and lower operating expenses offset the impact of $26.2 million in MTVR sales at lower gross margins.

     Corporate and other expenses decreased $2.8 million to $19.6 million, or 1.5% of consolidated net sales, from $22.4 million, or 1.9% of consolidated net sales, in fiscal 1999. Excluding the $3.5 million charge in fiscal 1999 in connection with the settlement of litigation, corporate and other expenses were up $0.7 million, or 3.8%.

ANALYSIS OF NON-OPERATING INCOME STATEMENT ITEMS--THREE YEARS ENDED SEPTEMBER 30, 2001

FISCAL 2001 COMPARED TO FISCAL 2000

     Interest expense increased 6.3% in fiscal 2001 compared to fiscal 2000. Interest on borrowings to fund the Medtec and Geesink Norba Group acquisitions and the purchase of certain assets of TEMCO and increased borrowings to fund higher working capital requirements associated with full-rate production of the MTVR partially offset a $1.9 million benefit resulting from the more favorable short-term interest rate environment.

     Miscellaneous non-operating income increased $1.1 million to $1.8 million in fiscal 2001 compared to fiscal 2000. The Company recorded a $1.7 million one-time foreign currency exchange gain in connection with funds borrowed to acquire Geesink Norba Group in July 2001. Favorable movement of the U.S. dollar compared to the euro in the two days between the time the Company purchased euros for the Geesink Norba Group acquisition and the time the acquisition was closed caused the one-time gain.

     The provision for income taxes in fiscal 2001 was 37.3% of pre-tax income, compared to 39.9% of pre-tax income in fiscal 2000. The effective tax rate was impacted by a nonrecurring reduction in tax expense of $1.4 million related to the settlement of certain income tax audits during fiscal 2001 and nondeductible goodwill amortization of $5.8 million in fiscal 2001 and $5.4 million in fiscal 2000, primarily related to the acquisitions of McNeilus, Pierce and Medtec. Excluding the effects of nondeductible goodwill amortization and the impact of the tax audit settlement, the Company's effective tax rate decreased from 37.4% in fiscal 2000 to 36.5% in fiscal 2001 due to the tax benefit related to increased foreign sales.

     Equity in earnings of an unconsolidated lease financing partnership of $1.4 million in fiscal 2001 was up from $1.2 million in fiscal 2000. The Company recorded a lower share of increased partnership earnings as the Company's share of pre-tax earnings of the partnership declined from 59% in fiscal 2000 to 57% in fiscal 2001. The Company's equity in the partnership continued to decline from approximately 70% at formation in fiscal 1998 to 52% at September 30, 2001. Ultimately, the Company and its other partner will each share 50/50 in the earnings of the partnership as the original "contributed" lease portfolio runs off and is replaced with leases originated subsequent to the formation of the partnership, in which each partner has a 50% interest.

FISCAL 2000 COMPARED TO FISCAL 1999

     Interest expense decreased 21.6% in fiscal 2000 compared to fiscal 1999. Interest expense declined approximately $6.0 million as the Company paid down $93.5 million of term debt following a November 1999 secondary equity offering. Interest on borrowings to fund the Kewaunee and Viking acquisitions, higher working capital requirements associated with overall sales growth and higher interest rates contributed to increased interest expense, exclusive of the impact of the equity offering.

     The provision for income taxes in fiscal 2000 was 39.9% of pre-tax income, compared to 41.8% of pre-tax income in fiscal 1999. The effective tax rate was impacted by nondeductible goodwill amortization of $5.4 million in fiscal 2000 and $5.5 million in fiscal 1999 related to the acquisitions of McNeilus and Pierce. Excluding the effects of nondeductible goodwill amortization, the Company's effective tax rate decreased from 38.0% in fiscal 1999 to 37.4% in fiscal 2000 as a result of certain research and development tax credits claimed in fiscal 2000.

     Equity in earnings of an unconsolidated lease financing partnership of $1.2 million in fiscal 2000 was down from $1.5 million in fiscal 1999. The Company's share of pre-tax earnings of the partnership declined from 65% in fiscal 1999 to 59% in fiscal 2000 as the Company's equity in the partnership continued to decline from approximately 70% at formation in fiscal 1998.

     Gain on disposal of discontinued operations of $3.2 million, less income taxes of $1.2 million, or $2.0 million in fiscal 2000 relates to a technology transfer agreement and collection of previously written-off receivables from a foreign affiliate. The Company exited this business in fiscal 1995.

     The $0.8 million after-tax extraordinary charge in fiscal 2000 relates to the write-off of deferred financing costs for that portion of debt prepaid during the year.

FINANCIAL CONDITION

FISCAL YEAR ENDED SEPTEMBER 30, 2001

     During fiscal 2001, cash and cash equivalents decreased by $2.3 million to $11.3 million at September 30, 2001. Borrowings under the Company's revolving credit facility of $65.2 million were used to fund cash used in operating activities of $8.4 million, capital expenditures of $18.5 million, scheduled debt repayments of $8.9 million, the acquisition of Medtec for $14.5 million, including acquisition costs and net of cash acquired, the cash portion of the acquisition of certain assets from TEMCO aggregating $8.1 million and to pay dividends of $5.7 million. The Company used proceeds from its $140.0 million new Term Loan B borrowing under the Company's senior credit facility to fund the Geesink Norba Group acquisition of $137.6 million, which includes acquisition costs and is net of cash acquired. Cash totaling $8.4 million was used in operations in fiscal 2001. In fiscal 2000, operating activities generated cash totaling $49.7 million. The decrease in cash provided from operating activities in fiscal 2001 compared to fiscal 2000 principally arose from approximately $50.9 million of receivables and inventory invested in the ramp-up of the MTVR contract and about $21.0 million of higher domestic refuse receivables due from increased business with large waste haulers. Timing of estimated income tax payments in fiscal 2001compared to fiscal 2000 reduced cash used in operations in fiscal 2001 by approximately $15.6 million.

     The Company's debt-to-capital ratio at September 30, 2001 was 50.9% compared to 35.1% at September 30, 2000. Debt-to-capital may vary from time to time to the extent that the Company uses debt to fund acquisitions.

FISCAL YEAR ENDED SEPTEMBER 30, 2000

     During fiscal 2000, cash and cash equivalents increased by $8.4 million to $13.6 million at September 30, 2000. Cash provided from operating activities of $49.7 million was used to fund capital expenditures of $22.6 million, to repay $12.2 million of indebtedness under the Company's revolving credit facility, including $7.2 million of advances used to fund the acquisitions of Viking and Kewaunee and to pay dividends of $5.4 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $11.3 million and approximately $89.3 million of unused availability under the terms of its senior credit facility (See Note 4 to Notes to Consolidated Financial Statements) as of September 30, 2001. The Company's primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends and, potentially, future acquisitions. The primary sources of cash are expected to be cash flow from operations and borrowings under the Company's senior credit facility. Based upon current and anticipated future operations, management believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2002.

     The Company's cash flow from operations in fiscal 2001 was impacted by the ramp-up in production of the multi-year MTVR contract and by longer payment terms extended to certain commercial customers. The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to changes in working capital requirements arising principally from seasonal fluctuations in commercial segment sales.

     The Company's senior credit facility and senior subordinated notes contain various restrictions and covenants that could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

     The Company's senior credit facility accrues interest at variable rates. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

     The Company expects capital expenditures will not exceed $25.0 million in fiscal 2002.

FISCAL 2002 OUTLOOK

     The Company expects consolidated sales growth of approximately 11.4% in fiscal 2002 from fiscal 2001 sales to $1,610.0 million. The Company expects that the Geesink Norba Group acquisition will contribute about $101.0 million of the sales increase in fiscal 2002. The Company expects that consolidated operating income margins will decline in fiscal 2002 to 6.6% compared to fiscal 2001 levels of 6.8%. The Company expects consolidated operating income to be approximately $107.0 million for fiscal 2002. Excluding elimination of amortization of goodwill and other intangible assets upon the Company's planned adoption of Statements of Financial Accounting Standards ("SFAS") Nos. 141 and 142, effective October 1, 2001, the Company expects consolidated operating income to be approximately $100.0 million for fiscal 2002, up 1.7% from fiscal 2001 amounts. The Company expects earnings per share from continuing operations assuming dilution of $2.98 per share in fiscal 2002. Excluding the impact of adoption of SFAS Nos. 141 and 142, the Company expects earnings per share to decrease to $2.60 in fiscal 2002. The Company anticipates the decrease will largely be due to expected continued economic softness in the United States and higher spending on the FMTV and United Kingdom bids for future defense business, which the Company anticipates will be offset in part by the expected contribution from the Geesink Norba Group acquisition of approximately $0.10 to $0.15 per share in fiscal 2002.

     The Company estimates that commercial segment sales will increase 6.3% in fiscal 2002 to $595.0 million. The Company expects the Geesink Norba Group to contribute an additional $101.0 million in fiscal 2002 over fiscal 2001 due to inclusion for a full twelve months in fiscal 2002 compared to only two months in fiscal 2001. The Company expects continued softness in the concrete placement market, estimating a 21% reduction in concrete placement sales in fiscal 2002 compared to fiscal 2001 sales levels. The Company expects U.S. refuse sales volume to be up 5% in fiscal 2002 over fiscal 2001 levels. The Company anticipates stronger sales from the three largest domestic waste haulers and some estimated market share gains will offset an expected weakening in capital spending by most U.S. commercial waste haulers and municipal customers. The Company expects commercial operating income to improve approximately 20% in fiscal 2002 to $36.0 million, or about 6.1% of commercial sales. Due to adoption of SFAS Nos. 141 and 142, the Company expects the elimination of amortization of goodwill and other intangible assets to increase commercial segment operating income by another $4.0 million from this estimate to $40.0 million, or about 6.7% of segment sales. The Company projects concrete placement operating income to decline about 31% in fiscal 2002 as a result of the projected 21% decline in sales. The Company expects the Geesink Norba Group to contribute low double-digit operating income margins in fiscal 2002 and expects U.S. refuse margins to grow one-half percentage point due to continued cost reduction activities.

     The Company expects fire and emergency segment sales to increase 2.5% in fiscal 2002 to $475.5 million. The Company expects the growth rate in this segment will be down sharply from fiscal 2001 because the Company believes that municipal spending will begin to soften in this weak domestic economy. The Company anticipates that projected market share gains and a full twelve months of operations at Medtec should offset some of the economic weakness. The Company estimates that fire and emergency operating income will grow about 7% to approximately $49.0 million in fiscal 2002, or approximately 10.3% of sales. The Company expects that cost reduction initiatives will drive the estimated one-half percentage point improvement in operating income margins in fiscal 2002. Upon adoption of SFAS Nos. 141 and 142, the Company expects the elimination of amortization of goodwill and other intangible assets to increase fire and emergency segment operating income by another $3.0 million from this estimate to $52.0 million, or about 10.9% of segment sales.

     The Company estimates that defense segment sales will increase to approximately $540.0 million in fiscal 2002 due to a planned $156.0 million increase in MTVR sales as that contract continues at the full-rate of production level for the entire fiscal year, whereas fiscal 2001 production ramped up throughout the year. The Company expects that its higher-margin, heavy-payload international truck sales will decline in fiscal 2002, resulting in a net increase in segment sales in fiscal 2002 over estimated fiscal 2001 levels of approximately $117.0 million. The Company expects that defense segment operating income will decline approximately 17% in fiscal 2002 to about $33.0 million, or 6.1% of sales. The Company anticipates that lower operating income margins on increased sales volumes will be due to increased spending on product development and bid and proposal activities associated with the FMTV opportunity and certain defense truck opportunities in the United Kingdom. Further, the sales mix shift from higher-margin, heavy-payload international sales to lower-margin MTVR sales will also contribute to the decline in operating income in fiscal 2002 compared to fiscal 2001

     The Company expects corporate expenses to increase from $17.0 million in fiscal 2001 to $18.0 million in fiscal 2002. The Company expects interest expense to increase $6.5 million to $28.8 million in fiscal 2002, largely as a result of interest on the $140.0 million borrowing to purchase the Geesink Norba Group, which should be offset by expected debt reduction resulting from operating cash flow.

     The Company expects debt to decline to $285.0 million at September 2002 from September 2001 levels. The Company estimates capital spending at no more than $25.0 million in fiscal 2002, which includes estimated capital requirements associated with recent acquisitions.

     The expectations with respect to projected sales, costs, earnings and debt levels in this "Fiscal 2002 Outlook" are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, the Company's estimates for concrete placement activity, housing starts and the U.S. economy generally; the Company's expectations as to when it will receive sales orders and payments; the Company's ability to achieve cost reductions; the anticipated level of sales and margins associated with the Family of Heavy Tactical Vehicles contract, international defense truck sales and full-rate production under the MTVR program; the Company's estimates for capital expenditures of municipalities for fire and emergency and refuse products and of large commercial waste haulers; the expected level of sales and operating income of the Geesink Norba Group; the Company's ability to sustain market share gains by its fire and emergency and refuse products businesses; the Company's planned spending on product development and bid and proposal activities with respect to defense program competitions; the Company's estimates for debt levels and associated interest costs; and that the Company does not complete any acquisitions. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company's ability to achieve the forward-looking statements.

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001 (with early adoption allowed). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company expects that it will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Subject to final analysis, the Company expects application of the nonamortization provisions of SFAS Nos. 141 and 142 to result in a positive effect on net income of approximately $6.5 million ($0.38 per share) in fiscal 2002. The Company expects to perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets during the first quarter of fiscal 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company, however it does not expect the impact to be material.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is intended to establish one accounting model for long-lived assets to be disposed of by sale and to address significant implementation issues of SFAS No. 121. The Company adopted SFAS No. 144 on October 1, 2001. The Company does not expect SFAS No. 144 will have a material effect on the consolidated financial statements.

CUSTOMERS AND BACKLOG

     Sales to the U. S. Department of Defense comprised approximately 27% of the Company's net sales in fiscal 2001. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

     The Company's backlog at September 30, 2001 was $799.5 million compared to $607.5 million at September 30, 2000, with approximately $46.9 million of the $192.0 million increase related to Medtec and the Geesink Norba Group, which were acquired during fiscal 2001. Backlog related to the defense segment increased by $122.3 million to $413.8 million in 2001 compared to 2000, with the backlog increasing by approximately $154.7 million due to the multi-year MTVR contract. Fire and emergency backlogs increased by $34.4 million ($24.8 million excluding Medtec) to $251.3 million at September 30, 2001 compared to the prior year. Commercial backlogs increased by $35.3 million (declined by $2.0 million excluding the impact of the Geesink Norba Group acquisition) to $134.4 million at September 30, 2001 compared to the prior year. A decrease in concrete placement products backlog of 37% was nearly offset by a 67% increase in the domestic refuse products backlog. Approximately 1% of the September 30, 2001 backlog is not expected to be filled in fiscal 2002.

     Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the U. S. Department of Defense long-term family and MTVR contracts. Backlog information and comparisons of backlogs as of different dates may not be accurate indicators of future sales or the ratio of the Company's future sales to the U. S. Department of Defense versus its sales to other customers.

EURO CONVERSION

     On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing national currencies and a single new currency, the euro. For a three-year transition period, transactions can be conducted in both the euro and national currencies. After June 30, 2002, the euro will be sole legal tender of the participating countries. The adoption of the euro will affect a multitude of financial systems and business applications.

     The Company has operations in most, and has product sales in all, of the countries participating in the euro conversion. The Company's European businesses affected by the euro conversion have established plans to address the information system issues and the potential business implications of converting to a common currency. As part of this process, the Company has evaluated its information technology systems and has converted to recent releases of system software that accommodate the euro conversion. The Company believes it will be able to modify its business activities to accommodate the conversion and transition to the euro. The Company is unable to determine the financial impact of the conversion on its operations, if any, given that the impact will depend on the competitive situations that exist in the various regional markets in which the Company participates and potential actions that may or may not be taken by the Company's competitors and suppliers. The Company does not expect the conversion to have a material impact on its results of operations or financial condition.

FINANCIAL MARKET RISK

     The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

Interest Rate Risk

     The Company's interest expense is sensitive to changes in the interest rates in the U.S. and off-shore markets. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company's long-term borrowing under its senior credit facility. The Company has not historically utilized derivative securities to fix variable rate interest obligations or to make fixed-rate interest obligations variable. If short-term interest rates averaged two percent more in fiscal 2002 than in fiscal 2001, then the Company's interest expense would increase, and pre-tax income would decrease by approximately $2.7 million. Similarly, if interest rates increased by two percent, the fair value of the Company's $100 million fixed-rate, long-term notes at September 30, 2001 would decrease by approximately $8.9 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, but do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to mitigate the Company's exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in the Company's financial structure other than as noted.

Foreign Currency Risk

     The Company's operations consist of manufacturing in the U. S., the Netherlands, the United Kingdom and Sweden and sales and limited truck body mounting activities throughout the U. S. and in various European jurisdictions. Export sales were less than 7% of overall net sales in fiscal 2001. The majority of export sales in fiscal 2001 were denominated in U.S. dollars. Sales outside of the U.S. will increase in fiscal 2002 due to the recent acquisition of the Geesink Norba Group. For the Company's U.S. operations, the Company generally purchases materials and components denominated in U.S. dollars and seeks payment in U. S. dollars for large multi-unit sales contracts, which span several months or years.

     The Company's earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies primarily as a result of euro-denominated purchases of component parts from a European supplier (approximately 12.0 million euros in annual requirements, or approximately $10.9 million based on the exchange rate as of September 30, 2001) and, to a lesser extent, hedging customer orders denominated in currencies other than the U.S. dollar. The Company may use forward foreign exchange contracts to partially hedge against the earnings effects of such fluctuations in exchange rates on non-U.S. dollar denominated sales. At September 30, 2001, the Company had outstanding forward foreign exchange contracts to sell 0.9 million Canadian dollars for settlement in October 2001 to hedge an outstanding firm sales commitment. A hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not have had a material impact on the Company's fiscal 2001 earnings or cash flows. However, to a certain extent, foreign currency exchange rate movements may also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

     Fluctuations in currency exchange rates may also impact the Company's shareholders' equity. Amounts invested in the Company's non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in shareholders' equity as cumulative translation adjustments. The cumulative translation adjustments component of shareholders' equity increased $4.3 million since the July 2001 acquisition of the Geesink Norba Group. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries at September 30, 2001 was approximately $145 million.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Oshkosh Truck Corporation

We have audited the accompanying consolidated balance sheets of Oshkosh Truck Corporation (the "Company") as of September 30, 2001 and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2001 and 2000 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

Milwaukee, Wisconsin
October 29, 2001

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Oshkosh Truck Corporation

We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Oshkosh Truck Corporation (the "Company") for the years ended September 30, 1999. Our audit also included the financial statement schedule listed in the Index of Item 14(a) for the year ended September 30, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, for the year ended September 30, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Milwaukee, Wisconsin                                      /S/ERNST & YOUNG LLP
October 23, 1999

                                           OSHKOSH TRUCK CORPORATION

                                       Consolidated Statements of Income
                                                                       Fiscal Year Ended September 30,
                                                                       ------------------------------
                                                                    2001            2000             1999
                                                                    ----            ----             ----
                                                                   (In thousands, except per share amounts)
Net sales.................................................       $1,445,293      $1,329,516       $1,170,304
Cost of  sales............................................        1,230,800       1,126,582          996,923
                                                                 ----------      ----------       ----------
     Gross income.........................................          214,493         202,934          173,381

Operating expenses:
     Selling, general and administrative..................          104,022          93,724           85,996
     Amortization of goodwill and other intangibles.......           12,175          11,159           11,172
                                                                 ----------      ----------       ----------
           Total operating expenses.......................          116,197         104,883           97,168
                                                                 ----------      ----------       ----------

Operating income..........................................           98,296          98,051           76,213

Other income (expense):
    Interest expense......................................          (22,286)        (20,956)         (26,744)
    Interest income.......................................            1,050             893              760
    Miscellaneous, net....................................            1,753             661              730
                                                                 ----------      ----------       ----------
                                                                    (19,483)        (19,402)         (25,254)
                                                                 ----------      ----------       ----------
Income before items noted below...........................           78,813          78,649           50,959
Provision for income taxes................................           29,361          31,346           21,313
                                                                 ----------      ----------       ----------
                                                                     49,452          47,303           29,646
Equity in earnings of unconsolidated partnership, net of
   income taxes of $829, $738 and $948....................            1,412           1,205            1,545
                                                                 ----------      ----------       ----------
Income from continuing operations.........................           50,864          48,508           31,191
Gain on disposal of discontinued operations, net of
    income taxes of $1,235................................               --           2,015               --
Extraordinary charge for early retirement of debt, net of
income tax benefit of $503 and $37 .......................               --            (820)             (60)
                                                                 ----------      ----------       ----------
Net income................................................       $   50,864      $   49,703       $   31,131
                                                                 ==========      ==========       ==========

Earnings (loss) per share:
    Continuing operations.................................       $     3.05      $     3.01       $     2.45
    Discontinued operations...............................               --            0.13               --
    Extraordinary charge..................................               --           (0.05)              --
                                                                 ----------      ----------       ----------
    Net income............................................       $     3.05      $     3.09       $     2.45
                                                                 ==========      ==========       ==========

Earnings (loss) per share assuming dilution:
    Continuing operations.................................       $     2.98      $     2.96       $     2.39
    Discontinued operations...............................               --            0.12               --
    Extraordinary charge..................................               --           (0.05)              --
                                                                 ----------      ----------       ----------
    Net income............................................       $     2.98      $     3.03       $     2.39
                                                                 ==========      ==========       ==========

                               See accompanying notes.

                                         OSHKOSH TRUCK CORPORATION

                                        Consolidated Balance Sheets
                                                                                    September 30,
                                                                                    -------------
                                                                                  2001             2000
                                                                                  ----             ----
                                                                              (In thousands, except share
Assets                                                                           and per share amounts)
Current assets:
    Cash and cash equivalents............................................     $   11,312         $ 13,569
    Receivables, net.....................................................        211,405          106,517
    Inventories..........................................................        258,038          201,210
    Prepaid expenses.....................................................          6,673            5,424
    Deferred income taxes................................................         15,722           14,708
                                                                              ----------         --------
       Total current assets..............................................        503,150          341,428
Investment in unconsolidated partnership.................................         18,637           15,179
Other long-term assets...................................................         10,276           10,283
Property, plant and equipment:
    Land and land improvements...........................................         13,355            8,359
    Equipment on operating lease to others...............................         11,476           11,915
    Buildings............................................................         86,224           69,494
    Machinery and equipment..............................................        130,780          111,591
    Construction in progress.............................................          2,331            5,148
                                                                              ----------         --------
                                                                                 244,166          206,507
    Less accumulated depreciation........................................       (102,238)         (87,748)
                                                                              ----------         --------
       Net property, plant and equipment.................................        141,928          118,759
Goodwill and other intangible assets, net................................        415,277          310,731
                                                                              ----------         --------
Total assets.............................................................     $1,089,268         $796,380
                                                                              ==========         ========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable.....................................................     $  107,864         $ 84,215
    Floor plan notes payable.............................................         19,271           23,925
    Customer advances....................................................         58,070           58,493
    Payroll-related obligations..........................................         27,084           23,465
    Accrued warranty.....................................................         18,338           15,519
    Other current liabilities............................................         71,543           50,767
    Revolving credit facility and current maturities of long-term debt...         77,031            8,544
                                                                              ----------         --------
         Total current liabilities.......................................        379,201          264,928
Long-term debt...........................................................        282,249          154,238
Deferred income taxes....................................................         40,334           46,414
Other long-term liabilities..............................................         40,458           29,743
Commitments and contingencies............................................
Shareholders' equity:
    Preferred Stock, $.01 par value; authorized - 2,000,000 shares;
        none issued and outstanding......................................             --               --
    Class A Common Stock, $.01 par value; authorized - 1,000,000 shares;
        issued - 418,199 in 2001 and 422,207 in 2000.....................              4                4
    Common Stock, $.01 par value; authorized 60,000,000 shares;
        issued - 17,413,830 in 2001 and 17,409,822 in 2000...............            174              174
    Paid-in capital......................................................        110,330          109,740
    Retained earnings....................................................        246,915          201,791
    Common Stock in treasury, at cost: 1,116,597 shares in 2001 and
        1,163,872 shares in 2000.........................................        (10,195)         (10,652)
    Accumulated other comprehensive loss.................................           (202)              --
                                                                              ----------         --------
        Total shareholders' equity.......................................        347,026          301,057
                                                                              ----------         --------
Total liabilities and shareholders' equity...............................     $1,089,268         $796,380
                                                                              ==========         ========

                              See accompanying notes.

                                                     OSHKOSH TRUCK CORPORATION

                                          Consolidated Statements of Shareholders' Equity
                                                                                   Common      Accumulated
                                                 Common    Paid-In    Retained    Stock in       Other
                                                 Stock     Capital    Earnings    Treasury    Comprehensive      Total
                                               --------  ---------  ----------     at Cost         Loss       ----------
                                                                                  ---------  -------------
                                                           (In thousands, except per share amounts)
Balance at September 30, 1998..................    $140   $ 14,665    $130,959   $ (12,664)      $ (1,804)      $131,296
Comprehensive income:
    Net income.................................      --         --      31,131          --             --         31,131
    Minimum pension liability adjustment
        (net of income taxes of $1,153)........      --         --          --          --          1,804          1,804
                                                                                                                --------
            Comprehensive income...............                                                                   32,935
                                                                                                                --------
Cash dividends:
    Class A Common Stock
        ($.29250 per share)....................      --         --        (125)         --             --           (125)
    Common Stock ($.33625 per share)...........      --         --      (4,155)         --             --         (4,155)
Exercise of stock options......................      --       (156)         --       1,597             --          1,441

Tax benefit related to stock options exercised.      --      1,496          --          --             --          1,496

Other..........................................      --         (8)         --          --             --             (8)
                                                   ----   --------    --------   ---------       --------       --------
Balance at September 30, 1999..................     140     15,997     157,810     (11,067)            --        162,880
Net income and comprehensive income............      --         --      49,703          --             --         49,703
Cash dividends:
    Class A Common Stock
        ($.30000 per share)....................      --         --        (127)         --             --           (127)
    Common Stock ($.34500 per share).                --         --      (5,595)         --             --         (5,595)
Exercise of stock options......................      --        (55)         --         415             --            360
Net proceeds of Common Stock offering..........      38     93,364          --          --             --         93,402
Tax benefit related to stock options exercised.      --        434          --          --             --            434
                                                   ----   --------    --------   ---------       --------       --------
Balance at September 30, 2000..................     178    109,740     201,791     (10,652)            --        301,057
Comprehensive income:
    Net income.................................      --         --      50,864          --             --         50,864
    Gain on derivative instruments (net of
        income taxes of $7)....................      --         --          --          --             13             13
    Minimum pension liability adjustment
        (net of income tax benefit of $2,637)..      --         --          --          --         (4,490)        (4,490)
     Cumulative translation adjustment                          --          --          --          4,275          4,275
                                                                                                                --------
        Comprehensive income...................      --         --          --          --             --         50,662
                                                                                                                --------
Cash dividends:
    Class A Common Stock
        ($.30000 per share)....................      --         --        (126)         --             --           (126)
    Common Stock ($.34500 per share)...........      --         --      (5,614)         --             --         (5,614)
Exercise of stock options......................      --         23          --         457             --            480
Tax benefit related to stock options exercised.      --        567          --          --             --            567
                                                   ----   --------    --------   ---------       --------       --------
Balance at September 30, 2001..................    $178   $110,330    $246,915   $ (10,195)      $   (202)      $347,026
                                                   ====   ========    ========   =========       ========       ========

                              See accompanying notes.

                                         OSHKOSH TRUCK CORPORATION

                                   Consolidated Statements of Cash Flows
                                                                       Fiscal Year Ended September 30,
                                                                        2001          2000        1999
                                                                     ---------     ---------    ---------
                                                                                (In thousands)
Operating activities:
Income from continuing operations................................    $  50,864     $  48,508    $  31,191
Depreciation and amortization....................................       28,497        24,218       23,157
Deferred income taxes............................................       (2,697)        2,277       (3,370)
Equity in earnings of unconsolidated partnership.................       (2,241)       (1,943)      (2,493)
Loss (gain) on disposal of property, plant and
      equipment..................................................          (52)          (12)          59
Changes in operating assets and liabilities:
    Receivables, net.............................................      (71,489)       (9,702)     (12,204)
    Inventories..................................................      (14,835)        7,330      (51,272)
    Prepaid expenses.............................................          311          (436)      (1,195)
    Other long-term assets.......................................          174           256           --
    Accounts payable.............................................       (1,156)       (7,802)      19,556
    Floor plan notes payable.....................................       (7,938)       (2,691)      14,971
    Customer advances............................................         (892)      (12,059)      23,449
    Payroll-related obligations..................................       (1,924)        1,639        1,582
    Accrued warranty.............................................          641         1,600       (2,289)
    Other current liabilities....................................       14,956          (638)      (3,144)
    Other long-term liabilities..................................         (589)         (862)       1,050
                                                                     ---------     ---------    ---------
        Net cash provided from (used for) operating activities...       (8,370)       49,683       39,048
Investing activities:
Acquisitions of businesses, net of cash acquired.................     (160,241)       (7,147)          --
Additions to property, plant and equipment.......................      (18,493)      (22,647)     (17,999)
Proceeds from sale of property, plant and equipment                        238            52          158
Decrease (increase) in other long-term assets....................       (4,867)       (2,417)       3,357
                                                                     ---------     ---------    ---------
    Net cash used for investing activities.......................     (183,363)      (32,159)     (14,484)
Net cash provided from discontinued operations...................           --         2,015           --
Financing activities:
Net borrowings (repayments) under revolving credit facility......       65,200        (5,000)      (1,000)
Proceeds from issuance of long-term debt.........................      140,000        30,913           --
Repayment of long-term debt......................................       (8,908)     (124,595)     (19,256)
Debt issuance costs..............................................       (1,183)         (795)          --
Proceeds from Common Stock offering..............................           --        93,736           --
Costs of Common Stock offering...................................           --          (334)          --
Purchase of Common Stock and proceeds from
    exercise of stock options, net...............................          480           360        1,433
Dividends paid...................................................       (5,735)       (5,392)      (4,226)
                                                                     ---------     ---------    ---------
    Net cash provided from (used for) financing
        activities...............................................      189,854       (11,107)     (23,049)
Effect of exchange rate changes on cash..........................         (378)           --           --
                                                                     ---------     ---------    ---------
Increase (decrease) in cash and cash equivalents.................       (2,257)        8,432        1,515
Cash and cash equivalents at beginning of year...................       13,569         5,137        3,622
                                                                     ---------     ---------    ---------
Cash and cash equivalents at end of year.........................    $  11,312     $  13,569    $   5,137
                                                                     =========     =========    =========
Supplemental disclosures:
    Cash paid for interest (net of amount capitalized)...........    $  20,068     $  22,148    $  26,142
    Cash paid for income taxes...................................       17,959        22,438       26,859

                               See accompanying notes.

                            OSHKOSH TRUCK CORPORATION

                   Notes to Consolidated Financial Statements
                               September 30, 2001
               (In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

     Operations -- Oshkosh Truck Corporation and its wholly-owned subsidiaries (the "Company") is a leading manufacturer of a wide variety of medium- and heavy-duty specialized trucks and truck bodies predominately for the U.S. and European markets. "Oshkosh" refers to Oshkosh Truck Corporation, not including its subsidiaries. The Company sells its products into three principal truck markets -- commercial, fire and emergency and defense. The Company's commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. ("McNeilus"), Viking Truck and Equipment, Inc. ("Viking"), Geesink Group BV, Norba AB and Geesink Norba Ltd and their wholly-owned subsidiaries (together the "Geesink Norba Group") and the commercial division of Oshkosh. The Company's fire and emergency business is principally conducted through its wholly-owned subsidiary, Pierce Manufacturing Inc. ("Pierce"), the airport products division of Oshkosh and the Company's wholly-owned subsidiaries, Kewaunee Fabrications, LLC ("Kewaunee") and Medtec Ambulance Corporation ("Medtec"). The defense business is conducted through the operations of Oshkosh. McNeilus is one of two general partners in Oshkosh/McNeilus Financial Services Partnership ("OMFSP"), which provides lease financing to the Company's customers. Each of the two general partners have identical participating and protective rights and responsibilities and, accordingly, the Company accounts for its equity interest in OMFSP of 52% at September 30, 2001 and 53% at September 30, 2000, under the equity method.

     Principles of Consolidation and Presentation -- The consolidated financial statements include the accounts of Oshkosh and all of its wholly-owned subsidiaries and are prepared in conformity with U.S. generally accepted accounting principles. The Company records its interest in OMFSP under the equity method. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, consisting principally of time deposits and money market instruments, totaled $3,770 and $13,000 at September 30, 2001 and 2000, respectively. The cost of these securities, which are considered "available for sale" for financial reporting purposes, approximates fair value at September 30, 2001 and 2000.

     Receivables -- Receivables consist of amounts billed and currently due from customers and unbilled costs and accrued profits related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers.

     Inventories -- Approximately 74.3% and 85.5% of the Company's inventories at September 30, 2001 and 2000, respectively, were valued at the lower of cost, computed on the last-in, first-out ("LIFO") method, or market. The remaining inventories are valued at the lower of cost, computed on the first-in, first-out ("FIFO") method, or market. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $12,619 and $10,988 at September 30, 2001 and 2000, respectively.

     Property, Plant and Equipment -- Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets using accelerated and straight-line methods. The estimated useful lives range from 10 to 50 years for buildings and improvements, from 4 to 25 years for machinery and equipment and from 3 to 10 years for capitalized software and related costs. Depreciation expense was $15,510, $12,200 and $10,743 in fiscal 2001, 2000 and 1999, respectively. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company capitalized interest of $173 and $270 in fiscal 2001 and 2000, respectively. There was no capitalized interest in fiscal 1999. Equipment on operating lease to others represents the cost of vehicles sold to customers for which the Company has guaranteed the residual value. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic life of 10 years. Cost less accumulated depreciation for equipment on operating lease at September 30, 2001 and 2000 was $9,703 and $11,309, respectively.

     Other Long-Term Assets -- Other long-term assets include deferred financing costs, which are amortized using the interest method over the term of the debt, prepaid funding of pension costs and certain investments.

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

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 also supercedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is intended to establish one accounting model for long-lived assets to be disposed of by sale and to address significant implementation issues of SFAS No. 121. The Company expects to adopt SFAS No. 144 effective October 1, 2001. The Company does not expect SFAS No. 144 will have a material effect on the consolidated financial statements.

     Floor Plan Notes Payable -- Floor plan notes payable represent liabilities related to the purchase of commercial truck chassis upon which the Company mounts its manufactured refuse bodies and rear-discharge concrete mixers and certain fire apparatus. Floor plan notes payable are non-interest bearing for terms ranging from 90 to 180 days and must be repaid upon the sale of the vehicle to a customer. The Company's practice is to repay all floor plan notes for which the non-interest bearing period has expired without sale of the vehicle to a customer.

     Customer Advances -- Customer advances principally represent amounts received in advance of the completion of fire and emergency and commercial vehicles. Most of these advances bear interest at variable rates approximating the prime rate. Advances also include any Performance-Based Payments received from the U.S. Department of Defense ("DoD") in excess of the value of related inventory. Advances from the DoD are non-interest bearing. See discussion on Performance-Based Payments that follows.

     Performance-Based Payments -- The Company's five-year contract with the U.S. DoD to deliver heavy-payload vehicles (Future Heavy Tactical Vehicle or "FHTV") includes requirements for "Performance-Based Payments". The Performance-Based Payments provision in the contract requires the DoD to pay the Company based on the completion of certain pre-determined events in connection with the production of vehicles under the FHTV contract. Performance Based Payments received are shown as a contra-inventory amount, to the extent of FHTV inventory on hand. Amounts received in excess of FHTV inventory are included as customer advance liabilities.

     Guaranteed Residual Value Obligations and Deferred Income -- Prior to acquisition, the Company's wholly-owned subsidiary, Viking, entered into "sales" transactions with customers that provided for residual value guarantees. In accordance with SFAS No. 13 "Accounting For Leases," these transactions have been recorded as operating leases. Net proceeds received in connection with the initial transactions have been recorded as residual value liabilities to the extent of Viking's guarantee. Proceeds received in excess of the guarantee amount have been recorded as deferred income and are being accreted to income on a straight-line basis over the period to the first exercise date of the guarantee. Amounts outstanding at September 30, 2001 and 2000 and included in other liabilities were:

                                               September 30, 2001
                                               ------------------
                                   Current         Long-Term          Total
                                   -------         ---------          -----
Deferred revenue...............     $1,276          $1,719            $ 2,995
Residual value guarantees......        981           6,033              7,014
                                    ------          ------            -------
                                    $2,257          $7,752            $10,009
                                    ======          ======            =======

                                               September 30, 2000
                                               ------------------
                                   Current         Long-Term          Total
                                   -------         ---------          -----
Deferred revenue...............     $1,503          $2,570            $ 4,073
Residual value guarantees......      1,495           6,114              7,609
                                    ------          ------            -------
                                    $2,998          $8,684            $11,682
                                    ======          ======            =======

     Residual value guarantees are first exercisable by the customer as follows:
2002 - $981; 2003 - $1,635; 2004 - $4,090; 2005 - $308.

     Revenue Recognition and Long-Term Contracts -- In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, which deals with revenue recognition issues, excluding revenue accounted for using the percentage-of-completion method. SAB No. 101 (as modified by SAB No. 101 A and 101 B) was adopted by the Company in the fourth quarter of fiscal 2001. The adoption of SAB No. 101 did not have a significant effect on the results of operations or on the financial position of the Company.

     In conformity with SAB No. 101, revenue is generally recognized and earned when all of the following circumstances are satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured, and delivery has occurred or services have been rendered. Sales under fixed-price defense contracts generally are recorded using the percentage-of-completion method of accounting. Sales and anticipated profits under the Medium Tactical Vehicle Replacement ("MTVR") long-term, fixed-price production contract are recorded on a percentage-of-completion basis, generally using units accepted as the measurement basis for effort accomplished. Estimated contract profits are taken into earnings in proportion to recorded sales based on estimated average cost determined using total contract units under order (including exercised options of 426) of 6,092, of which 1,173 units have been completed as of September 30, 2001. Sales under certain long-term, fixed-price defense contracts which, among other things, provide for delivery of minimal quantities or require a significant amount of development effort in relation to total contract value, are recorded using the percentage-of-completion method upon achievement of performance milestones, or using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.

     Research and Development and Similar Costs -- Except for certain arrangements described below, research and development costs are generally expensed as incurred and included as part of cost of sales. Research and development costs charged to expense amounted to approximately $14,321, $14,137 and $10,868, during fiscal 2001, 2000 and 1999, respectively. Customer-sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

     Warranty -- Provisions for estimated warranty and other related costs are recorded in cost of sales at the time of sale and are periodically adjusted to reflect actual experience. Amounts expensed in fiscal 2001, 2000 and 1999 were $12,278, $9,648 and $7,573, respectively.

     Advertising -- Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $2,616, $2,132 and $1,804 in fiscal 2001, 2000 and 1999, respectively.

     Foreign Currency Translation -- The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Resulting translation adjustments are included in "accumulated other comprehensive income (loss)." The Company recorded a $1,727 foreign currency transaction gain in miscellaneous other income in fiscal 2001 related to the purchase of euros prior to the acquisition of Geesink in July 2001. All other foreign currency transaction gains and losses were insignificant for all years presented.

     Income Taxes -- Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities using currently enacted tax rates and laws. Income taxes are provided currently on financial statement earnings of non-U.S. subsidiaries expected to be repatriated. The Company intends to determine annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations.

     Financial Instruments -- The carrying amounts of cash equivalents, receivables, accounts payable and variable rate debt approximated fair value as of September 30, 2001 and 2000. The fair value of the Company's $100,000 8 3/4% senior subordinated notes was approximately $98,000 and $95,000 at September 30, 2001 and 2000, respectively.

     Concentration of Credit Risk -- Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, trade accounts receivable and OMFSP leases receivable.

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

     Derivative Financial Instruments -- As of October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No. 133). As a result of adoption of SFAS No. 133, the Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair value of derivatives not qualifying as hedges are reported in income.

     Upon adoption of SFAS No. 133 on October 1, 2000, the Company recorded a $119 charge to cost of sales as required under the standard.

     Stock-Based Compensation -- The Company measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted those provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which require disclosure of the pro forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

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

     Business Combinations and Goodwill and Other Intangible Assets - Historically, the cost of goodwill and other intangible assets has been amortized to expense on a straight line basis over the estimated periods benefited, which ranged from 5 to 40 years.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001 (with early adoption allowed). Application of SFAS No. 141 is required for purchase business combinations completed after June 30, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of fiscal 2002. Subject to final analysis, the Company expects application of the non-amortization provisions of the Statements to result in a positive effect on operating income of approximately $7,000 and net income of approximately $6,500 ($0.38 per share) in fiscal 2002. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets during the first quarter of fiscal 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company, however it does not expect the impact to be material.

     Earnings Per Share -- The following table sets forth the computation of basic and diluted weighted average shares used in the per share calculations:

                                          Fiscal Year Ended September 30,
                                           2001         2000          1999
                                        -----------  -----------   -----------
Denominator for basic earnings per
    share..............................  16,681,000   16,073,684    12,727,141
Effect of dilutive options and
    incentive compensation awards......     407,063      330,389       324,713
                                        -----------  -----------   -----------
Denominator for dilutive earnings per
  share................................  17,088,063   16,404,073    13,051,854
                                        ===========  ===========   ===========

     Reclassifications -- Certain reclassifications have been made to the fiscal 2000 and 1999 financial statements to conform to the fiscal 2001 presentation.

     In the fourth quarter of fiscal 2001, the Company adopted provisions of the Emerging Issues Task Force ("EITF") of the FASB Abstract No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Adoption of the provisions of EITF 00-10 resulted in a reclassification of shipping fee revenue to sales, from cost of sales where it had been classified as a reduction of shipping costs. Amounts reclassified only impacted the commercial segment and totaled $5,490 and $5,350 for fiscal 2000 and 1999, respectively.
     Common Stock Split - On July 23, 1999, the Board of Directors of the Company authorized a three-for-two split of the Company's Common Stock in the form of a 50% stock dividend. The stock split was effected on August 19, 1999 for shareholders of record at the close of business on August 5, 1999. All references in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements to numbers of shares, per share amounts, stock option data and market prices of the Company's stock have been restated to reflect the stock split.

2. Balance Sheet Information
                                                     September 30,
              Receivables                       2001            2000
-----------------------------------------    ---------       ---------
U.S. government:
    Amounts billed.......................    $  78,626       $  35,932
    Costs and profits not billed.........        1,512           5,038
                                             ---------       ---------
                                                80,138          40,970
Commercial customers.....................      126,033          65,754
Other....................................        9,062           2,240
                                             ---------       ---------
                                               215,233         108,964
Less allowance for doubtful accounts.....       (3,828)         (2,447)
                                             ---------       ---------
                                             $ 211,405       $ 106,517
                                             =========       =========

In accordance with industry practice, recoverable costs and profits not billed include amounts relating to programs and contracts with multi-year terms, a portion of which is not expected to be realized in one year. Costs and profits not billed generally will become billable upon the Company achieving certain milestones.
                                                        September 30,
              Inventories                           2001            2000
---------------------------------------------    ---------       ---------
Finished products............................    $  64,049       $  53,068
Partially finished products..................      104,955          75,667
Raw materials................................      122,484          95,776
                                                 ---------       ---------
Inventories at FIFO cost.....................      291,488         224,511
Less: Progress/performance-based payments on
         U.S. government contracts...........      (20,831)        (12,313)
      Excess of FIFO cost over LIFO cost.....      (12,619)        (10,988)
                                                 ---------       ---------
                                                 $ 258,038       $ 201,210
                                                 =========       =========

Title to all inventories related to government contracts, which provide for progress payments, vests with the government to the extent of unliquidated progress/performance-based payments.

Inventory includes the following costs related to the Company's MTVR contract:

                                                      September 30,
                                                  2001            2000
                                               ---------       ---------
Tooling..................................      $   3,340       $   3,571
Deferred production and retrofit costs...            262             479
Logistics support development costs......          3,727           3,888
Engineering..............................          6,446           5,942
Test, training and other.................            954             817
                                               ---------       ---------
                                               $  14,729       $  14,697
                                               =========       =========

                                                      September 30,
 Goodwill and Other Intangible Assets              2001            2000
-----------------------------------------        ---------       ---------
                          Useful Lives
                          --------------
Goodwill                  15 - 40 Years.....     $ 315,875       $ 220,433
Distribution network      40 Years..........        63,800          63,800
Non-compete agreements    5 - 15 Years......        40,106          38,250
Other                     5 - 40 Years......        42,744          23,320
                                                 ---------       ---------
                                                   462,525         345,803
Less accumulated amortization...............       (47,248)        (35,072)
                                                 ---------       ---------
                                                 $ 415,277       $ 310,731
                                                 =========       =========

     On February 26, 1998, concurrent with the Company's acquisition of McNeilus, the Company and BA Leasing & Capital Corporation ("BALCAP") formed OMFSP, a general partnership, for the purpose of offering lease financing to customers of the Company. Each partner contributed existing lease assets (and in the case of the Company, related notes payable to third party lenders which were secured by such leases) to capitalize the partnership. Leases and related notes payable contributed by the Company were originally acquired in connection with the McNeilus acquisition.

     OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to customers of the Company. OMFSP purchases trucks, truck bodies and concrete batch plants for lease to user-customers. Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the equity portion of the cost of the new truck and batch plant purchases, and each partner is allocated its proportionate share of OMFSP cash flow and taxable income. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. However, such indebtedness is non-recourse to the Company.

     Summarized financial information of OMFSP as of September 30, 2001 and 2000 and for the fiscal years ended September 30, 2001, 2000 and 1999, is as follows:

                                                      September 30,
                                                    2001            2000
                                                    ----            ----
Cash and cash equivalents....................     $  2,973        $  1,867
Investment in sales type leases, net.........      204,772         172,255
Other assets.................................          869             491
                                                  --------         -------
                                                  $208,614        $174,613
                                                  ========        ========

Notes payable................................     $166,635        $141,565
Other liabilities............................        6,211           4,368
Partners' equity.............................       35,768          28,680
                                                  --------         -------
                                                  $208,614        $174,613
                                                  ========        ========

                                              Fiscal Year Ended September 30,
                                                  2001        2000       1999
                                                  ----        ----       ----
Interest income..............................   $15,429     $13,132    $11,624
Net interest income..........................     4,048       3,160      3,499
Excess of revenues over expenses.............     3,961       3,295      3,854

3. Acquisitions

     On July 25, 2001, the Company acquired from Powell Duffryn Limited all of the outstanding capital stock of the Geesink Norba Group to expand the Company's presence in Europe to include manufacturing and direct distribution capabilities. The cash purchase price for the acquisition of 156,422 euros, including acquisition costs of 3,954 euros and net of cash acquired, or $137,636 was financed under a new Term B Loan under the Company's senior credit facility. The Geesink Norba Group is a leading European manufacturer of refuse collection truck bodies, mobile and stationary compactors and transfer stations under the Geesink and Norba brands. The Geesink Norba Group is included in the Company's commercial segment.

     The operating results of the Geesink Norba Group have been included in the Company's consolidated statements of income from the date of acquisition. The purchase price, including acquisition costs, was allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill. The allocation of the purchase price is tentative pending completion of appraisals on assets acquired and finalization of certain restructuring plans. The allocation may change following the completion of these items. Under SFAS Nos. 141 and 142, no goodwill amortization has been recorded for the Geesink Norba Group acquisition in fiscal 2001.

     Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition, on a preliminary basis:

        Current assets, excluding cash of $2,044...        $    62,404
        Property, plant and equipment..............             16,189
        Intangible assets..........................              7,761
        Goodwill...................................             86,213
                                                               -------
          Total assets acquired....................            172,567
        Current liabilities........................             34,409
        Other long-term liabilities................                323
        Debt.......................................                199
                                                                   ---
            Total liabilities assumed..............             34,931
                                                                ------
        Net assets acquired........................        $   137,636
                                                               =======

     The preliminary valuation of intangible assets consist of $3,889 in assets subject to amortization and $3,872 assigned to trademarks not subject to amortization. The intangible assets subject to amortization consist of $3,783 in internally-developed technology with a 15 year life and $106 of non-compete agreements with a two year life. All the goodwill was assigned to the Company's commercial segment and is expected to be deductible for income tax purposes.

     On March 6, 2001, the Company purchased certain machinery and equipment, parts inventory and certain intangible assets from TEMCO, a division of Dallas-based Trinity Industries, Inc ("TEMCO"). TEMCO, a manufacturer of concrete mixers, batch plants and concrete mixer parts had discontinued its business. Consideration for the purchase was valued at $15,697 and included cash of $8,139 and credits to the seller valued at $7,558 for future purchases of certain concrete placement products from the Company over the next six years.

     On October 30, 2000, the Company acquired all of the issued and outstanding capital stock of Medtec for approximately $14,466, including acquisition costs and net of cash acquired. Medtec is a U.S. manufacturer of custom ambulances and rescue vehicles with manufacturing facilities in Indiana and Michigan. The acquisition was financed from available cash and borrowings under the Company's revolving credit facility.

     On April 28, 2000, the Company acquired all of the capital stock of Viking for $1,680 in cash (net of cash acquired). Viking is a dealer of new and used equipment primarily in the Company's commercial products segment. On November 1, 1999, the Company acquired the manufacturing assets of Kewaunee and entered into related non-competition agreements for $5,467 in cash plus the assumption of certain liabilities aggregating $2,211. Kewaunee is a fabricator of heavy-steel components for cranes, aerial devices and other equipment. The acquisitions were financed from borrowings under the Company's senior credit facility.

     The Geesink Norba Group, Medtec, Viking and Kewaunee acquisitions were accounted for using the purchase method of accounting and, accordingly, their respective operating results were included in the Company's consolidated statements of income beginning July 25, 2001, October 30, 2000, April 28, 2000 and November 1, 1999, respectively. The excess of the purchase price, including acquisition costs, of the Geesink Norba Group, Medtec, Viking and Kewaunee acquisitions over the estimated fair value of the assets acquired and liabilities assumed amounted to $86,213, $6,498, $2,135 and $115, respectively, which has been recorded as goodwill. The purchase price allocation for the Geesink Norba Group acquisition is preliminary and further refinements, which are not expected to be material, are likely to be made.

     Pro forma unaudited condensed consolidated operating results of the Company, assuming the Geesink Norba Group, Medtec, Viking and Kewaunee had been acquired as of October 1, 1999, are summarized below:

                                               Fiscal 2001     Fiscal 2000
                                               -----------     -----------
Net sales............................         $  1,546,996    $  1,459,419
Income before extraordinary charge...               51,613          45,996
Net income...........................               51,613          47,191
Earnings per share:
  Before extraordinary charge........         $       3.09    $       2.86
  Net income.........................                 3.09            2.94
Earnings per share assuming dilution:
    Before extraordinary charge......         $       3.02    $       2.81
    Net income.......................                 3.02            2.88

4. Revolving Credit Facility, Long-Term Debt and Extraordinary Charge for Early Retirement of Debt

     To finance the Geesink Norba Group acquisition, the Company entered into a Second Amended and Restated Credit Agreement, dated July 23, 2001, which added a $140,000 Term Loan B ($139,650 outstanding at September 30, 2001) to its senior credit facility. The Term Loan B provides for quarterly principal payments of $350, with the balance due in January 2007.

     On September 28, 2000, the Company amended its senior credit facility. The amended senior credit facility is comprised of a $60,000 Term Loan A, with balances outstanding of $52,000 and $60,000 at September 30, 2001 and 2000, respectively, and a $170,000 revolving credit facility ($65,200 and $0 outstanding at September 30, 2001 and 2000, respectively), both of which mature in January 2006. Term Loan A requires principal payments of $10,000 in fiscal 2002, $12,000 in fiscal 2003, $14,000 in both fiscal 2004 and fiscal 2005, with the balance of $2,000 payable in fiscal 2006. Principal payments are due in quarterly installments.

     The Company recorded an after-tax extraordinary charge of $581 in November 1999 and $239 in September 2000 to record the write-off of deferred financing costs related to the prepayment of $93,500 of debt from proceeds of a common stock offering (see Note 7) and the prepayment of $30,413 of debt in connection with the amendment and restatement of its senior credit facility, respectively. Fiscal 1999 operating results include an after-tax extraordinary charge of $60 related to the write-off of deferred financing costs due to early repayment of debt.

     At September 30, 2001, outstanding borrowings of $65,200 and outstanding letters of credit of $15,526 which reduced available capacity under the Company's revolving credit facility to $89,274.

     Interest rates on borrowings under the Company's senior credit facility are variable and are equal to the "Base Rate" (which is equal to the higher of a bank's reference rate and the federal funds rate plus 0.5%) or the "IBOR Rate" (which is a bank's inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.625%, 0.625% and 1.25% for IBOR Rate loans under the Company's revolving credit facility, Term Loan A and Term Loan B, respectively, as of September 30, 2001. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rates on borrowings outstanding at September 30, 2001 were 6.287% on the revolving credit facility and 4.545% and 5.160% for Term Loans A and B, respectively.

     The Company is charged a 0.40% annual fee with respect to any unused balance under its revolving credit facility, and a 1.875% annual fee with respect to any letters of credit issued under the revolving credit facility. These fees are subject to adjustment if certain financial criteria are met.

     Substantially all the domestic tangible and intangible assets of the Company and its subsidiaries (including the stock of certain subsidiaries) are pledged as collateral under the Second Amended and Restated Senior Credit Facility. Among other restrictions, the Second Amended and Restated Senior Credit Facility: (1) limits payments of dividends and purchases of the Company's stock, (2) requires that certain financial ratios be maintained at prescribed levels; (3) restricts the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limits investments, dispositions of assets and guarantees of indebtedness. The Company believes that such limitations should not impair its future operating activities.

     The Company has $100,000 of 8 3/4% Senior Subordinated Notes due March 1, 2008 ("Senior Subordinated Notes"). The indenture governing the terms of the Senior Subordinated Notes contains customary affirmative and negative covenants. The Company is in compliance with these covenants. The Senior Subordinated Notes can be redeemed by the Company for a premium after March 1, 2003. In addition to the Company, certain of the Company's subsidiaries fully, unconditionally, jointly and severally guarantee the Company's obligations under the Senior Subordinated Notes (see Note 15).

     McNeilus has unsecured notes payable to several of its former shareholders aggregating $2,052 at September 30, 2001 and $2,289 at September 30, 2000. Interest rates on these notes range from 5.7% to 8.0% with annual principal and interest payments ranging from $21 to $155 with maturities through October 2033. Debt at September 30, 2001 and 2000 of $186 and $493, respectively, was assumed as part of the Viking acquisition. This debt matures in fiscal 2002. The interest rates on these notes range from 7.60% to 9.25%. Geesink Norba Group has debt of $192 at September 30, 2001 which was assumed as part of the acquisition. This debt matures in March 2008 with interest rates ranging from 6.75% to 10.50%.

     The aggregate annual maturities of long-term debt for the five years succeeding September 30, 2001, are as follows: 2002 -- $11,831; 2003 -- $13,695;
2004 -- $15,620; 2005 -- $15,466 and 2006 -- $3,468.

5. Income Taxes

     Pretax income from continuing operations for the fiscal years ended September 30 was taxed in the following jurisdictions:

                                                Fiscal Year Ended September 30,
                                                  2001       2000       1999
                                               ---------  ---------  ---------

        Domestic............................   $  77,558  $  78,649  $  50,959
        Foreign.............................       1,255         --         --
                                               ---------  ---------  ---------
                                               $  78,813  $  78,649  $  50,959
                                               =========  =========  =========

     Significant components of the provision (credit) for income taxes are as follows:

                                                Fiscal Year Ended September 30,
                                                  2001       2000       1999
                                               ---------  ---------  ---------
   Allocated to Income from Continuing Operations
       Before Equity in Earnings of Unconsolidated
       Partnership
   Current:
       Federal..............................   $  28,857  $  26,021  $  22,654
       Foreign..............................         439         --         --
       State................................       2,762      3,048      2,029
                                               ---------  ---------  ---------
          Total current.....................      32,058     29,069     24,683
   Deferred:
       Federal..............................      (2,402)     1,935     (2,882)
       Foreign..............................         201         --         --
       State................................        (496)       342       (488)
                                               ---------  ---------  ---------
          Total deferred....................      (2,697)     2,277     (3,370)
                                               ---------  ---------  ---------
                                               $  29,361  $  31,346  $  21,313
                                               =========  =========  =========
   Allocated to Other Comprehensive Income
   Deferred:
       Federal and state....................   $  (2,630) $      --  $   1,153
                                               =========  =========  =========

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                 Fiscal Year Ended September 30,
                                                   2001       2000       1999
                                                --------   --------    -------
        Effective Rate Reconciliation               35.0%      35.0%      35.0%
        U.S. federal tax rate...............
        Goodwill amortization...............         2.6        2.5        3.8
        State income taxes, net.............         2.1        2.8        2.9
        Settlement of tax audits............        (1.8)        --         --
        Foreign sales corporation...........        (0.8)      (0.6)      (0.5)
        Other, net..........................         0.2        0.2        0.6
                                                --------   --------    --------
                                                    37.3%      39.9%      41.8%
                                                ========   ========    ========

     Deferred income tax assets and liabilities are comprised of the following:

                                                               September 30,
                                                             2001       2000
                                                          ---------  ---------
        Deferred Tax Assets and Liabilities
        Deferred tax assets:
            Other current liabilities..................   $   9,355  $   8,679
            Other long-term liabilities................       9,436      7,885
            Accrued warranty...........................       6,235      5,540
            Payroll-related obligations................       3,524      4,035
            Other......................................         598         --
                                                          ---------  ---------
                Total deferred tax assets..............      29,148     26,139
        Deferred tax liabilities:
            Intangible assets..........................      28,273     29,079
            Investment in unconsolidated partnership...      10,024     10,819
            Property, plant and equipment..............       9,602      8,849
            Inventories................................       4,509      5,367
            Other long-term assets.....................       1,078      2,419
            Other......................................         274      1,312
                                                          ---------  ---------
                Total deferred tax liabilities.........      53,760     57,845
                                                          ---------  ---------
                Net deferred tax liability.............   $ (24,612) $ (31,706)
                                                          =========  =========

     The net deferred tax liability is classified in the consolidated balance sheet as follows:

                                                               September 30,
                                                             2001        2000
                                                          ---------  ---------
        Current net deferred tax asset.................   $  15,722  $  14,708
        Non-current net deferred tax liability.........     (40,334)   (46,414)
                                                            -------    -------
                                                          $ (24,612) $ (31,706)
                                                          =========  =========

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $800 at September 30, 2001. Because the Company plans on distributing those earnings in the form of dividends, or otherwise, the Company has provided for U.S. income taxes, net of any foreign tax credits, on these foreign earnings.

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

     Details regarding the Company's defined benefit pension plans and postretirement benefit plans and amounts recorded in the consolidated financial statements are as follows:

                                                                      Pension Benefits       Postretirement Benefits
                                                                     2001          2000         2001         2000
                                                                  ----------    ----------   ----------   ----------
Change in benefit obligation
    Benefit obligation at October 1.............................. $   45,392    $   41,816   $    9,883   $    8,744
    Service cost.................................................      1,861         1,741          421          349
    Interest cost................................................      3,654         3,203          678          694
    Actuarial (gains) losses.....................................      2,278           170          (15)         306
    Acquisition of Kewaunee......................................         --            --           --          262
    Benefits paid by the Company.................................         --            --         (426)        (472)
    Benefits paid from plan assets...............................     (1,549)       (1,538)          --           --
                                                                  ----------    ----------   ----------   ----------
    Benefit obligation at September 30........................... $   51,636    $   45,392   $   10,541   $    9,883
                                                                  ==========    ==========   ==========   ==========
Change in plan assets
    Fair value of plan assets at October 1....................... $   51,874    $   45,953   $       --   $       --
    Actual return on plan assets.................................     (9,841)        4,966           --           --
    Company contributions........................................      2,049         2,493          426          472
    Benefits paid from plan assets...............................     (1,549)       (1,538)          --           --
    Benefits paid by the Company.................................         --            --         (426)        (472)
                                                                  ----------    ----------   ----------   ----------
    Fair value of plan assets at September 30.................... $   42,533    $   51,874   $       --   $       --
                                                                  ==========    ==========   ==========   ==========
Reconciliation of funded status
    Funded status of plan - over (under) funded.................. $   (9,103)   $    6,482   $  (10,541)  $   (9,883)
    Unrecognized net actuarial (gains) losses....................     13,653        (3,072)      (2,517)      (2,654)
    Unrecognized transition asset................................       (324)         (392)          --           --
    Unamortized prior service cost...............................      1,520         1,652           --           --
                                                                  ----------    ----------   ----------   ----------
    Prepaid (accrued) benefit cost............................... $    5,746    $    4,670   $  (13,058)  $  (12,537)
                                                                  ==========    ==========   ==========   ==========
Recognized in consolidated balance sheet at September 30
    Prepaid benefit cost recorded in other long-term assets...... $    1,024    $    4,670   $       --   $       --
    Intangible assets............................................      1,495            --           --           --
    Accrued benefit cost recorded in other long-term liabilities.     (3,900)           --      (13,058)     (12,537)
    Accumulated other comprehensive loss ........................      7,127            --           --           --
                                                                  ----------    ----------   ----------   ----------
    Prepaid (accrued) benefit cost............................... $    5,746    $    4,670   $  (13,058)  $ (12,537)
                                                                  ==========    ==========   ==========   ==========
Weighted-average assumptions as of September 30
    Discount rate................................................       7.50%         7.75%        7.50%        7.75%
    Expected return on plan assets...............................       9.25          9.25          n/a          n/a
    Rate of compensation increase................................       4.50          4.50          n/a          n/a

                                                           Pension Benefits                    Postretirement Benefits
                                                   Fiscal Year Ended September 30,         Fiscal Year Ended September 30,
                                                   2001         2000          1999         2001         2000         1999
                                                ----------   ----------    ----------   ----------   ----------   ----------
Components of net periodic benefit cost
    Service cost............................    $   1,861    $   1,741     $   1,828    $     421    $     349    $     461
    Interest cost...........................        3,654        3,203         2,853          678          694          708
    Expected return on plan assets..........       (4,605)      (4,023)       (3,450)          --           --           --
    Amortization of prior service cost......          131          131           131           --           --           --
    Amortization of transition asset........          (67)         (67)          (67)          --           --           --
    Amortization of net actuarial (gains)
      losses................................           --           --           155         (152)        (111)          --
                                                ---------    ---------     ---------    ----------   ---------    ---------
    Net periodic benefit cost...............    $     974    $     985     $   1,450    $     947    $     932    $   1,169
                                                =========    =========     =========    =========    ==========   =========

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 10.0% in fiscal 2001, declining to 5.5% in fiscal 2010. If the health care cost trend rate was increased by 1%, the accumulated postretirement benefit obligation at September 30, 2001 would increase by $721 and net periodic postretirement benefit cost for fiscal 2001 would increase by $113. A corresponding decrease of 1% would decrease the accumulated postretirement benefit obligation at September 30, 2001 by $653 and net periodic postretirement benefit cost for fiscal 2001 would decrease by $101.

     As part of the Company's acquisition of the Geesink Norba Group, the Company agreed to establish a retirement plan for employees of a subsidiary in the United Kingdom. Previously, this subsidiary participated in the seller's defined benefit retirement plan. The Company expects that it will have a replacement plan in place sometime in mid fiscal 2002. Until then, the Geesink Norba Group will continue to make contributions to the seller's retirement plan. Contributions made in fiscal 2001 were $26.

     The Company maintains supplemental executive retirement plans ("SERPs") for certain executive officers of the Company and its subsidiaries that are unfunded. Expense related to the plans of $531, $409 and $660 was recorded in fiscal 2001, 2000 and 1999, respectively. Amounts accrued as of September 30, 2001 and 2000 related to the plans were $2,650 and $2,145, respectively.

     The Company has defined contribution 401(k) plans covering substantially all employees. The plans allow employees to defer 2% to 19% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions which are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for Company matching contributions were $2,243 , $2,120 and $1,684 in fiscal 2001, 2000 and 1999, respectively.

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

     The Company has a stock restriction agreement with two shareholders owning the majority of the Company's Class A Common Stock. The agreement is intended to allow for an orderly transition of Class A Common Stock into Common Stock. The agreement provides that at the time of death or incapacity of the survivor of them, the two shareholders will exchange all of their Class A Common Stock for Common Stock. At that time, or at such earlier time as there are no more than 150,000 shares of Class A Common Stock issued and outstanding, the Company's Articles of Incorporation provide for a mandatory conversion of all Class A Common Stock into Common Stock.

     Each share of Class A Common Stock is convertible into Common Stock on a one-for-one basis. During fiscal 2001 and 2000, 4,008 and 3,778 shares of Class A Common Stock were converted into Common Stock. As of September 30, 2001, 418,199 shares of Common Stock are reserved for the conversion of Class A Common Stock.

     In July 1995, the Company authorized the buyback of up to 1,500,000 shares of the Company's Common Stock. As of September 30, 2001 and 2000, the Company had purchased 692,302 shares of its Common Stock at an aggregate cost of $6,551.

     Dividends are required to be paid on both the Class A Common Stock and Common Stock at any time that dividends are paid on either. Each share of Common Stock is entitled to receive 115% of any dividend paid on each share of Class A Common Stock, rounded up or down to the nearest $0.0025 per share. Agreements governing the Company's senior credit facility and senior subordinated notes restrict the Company's ability to pay dividends. Under these agreements, the Company generally may pay dividends in an amount not to exceed $6,000 plus 7.5% of net income.

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

8. Stock Options and Common Stock Reserved

     The Company has reserved 2,098,353 shares of Common Stock at September 30, 2001 to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards and 418,199 shares of Common Stock at September 30, 2001 to provide for conversion of Class A Common Stock to Common Stock, for a total of 2,516,552 shares of Common Stock reserved. Under the 1990 Incentive Stock Plan for Key Employees, as amended (the "Plan"), officers, other key employees and directors may be granted options to purchase shares of the Company's Common Stock at not less than the fair market value of such shares on the date of grant. Participants may also be awarded grants of restricted stock under the Plan. The Plan expires on September 19, 2010. Options become exercisable ratably on the first, second, and third anniversary of the date of grant. Options to purchase shares expire not later than ten years and one month after the grant of the option.

     The following table summarizes the transactions under the Plan for the three-year period ended September 30, 2001.

                                                                                   Number of    Weighted-Average
                                                                                    Options      Exercise Price
                                                                                  ----------    ----------------
Unexercised options outstanding September 30, 1998..............................   1,067,552        $ 11.08
     Options granted............................................................     210,500          29.89
     Options exercised..........................................................    (199,622)          7.22
     Options forfeited..........................................................      (1,875)         10.43
                                                                                   ---------
Unexercised options outstanding September 30, 1999..............................   1,076,555          15.47
     Options granted............................................................     265,500          32.75
     Options exercised..........................................................     (43,002)          8.39
     Options forfeited..........................................................      (3,500)         12.30
                                                                                  ---------
Unexercised options outstanding September 30, 2000..............................   1,295,553          19.26
     Options granted............................................................     260,000          39.62
     Options exercised..........................................................     (47,275)         10.15
     Options forfeited..........................................................          --             --
                                                                                   ---------        -------
Unexercised options outstanding September 30, 2001..............................   1,508,278        $ 23.05
                                                                                   =========        =======

Price range $6.08-- $11.17 (weighted-average contractual life of 4.6 years).....     319,778        $  9.27
Price range $12.75-- $15.75 (weighted-average contractual life of 6.8 years)....     452,500          14.40
Price range $25.17-- $33.13 (weighted-average contractual life of 8.6 years)....     476,000          31.49
Price range $39.11-- $44.00 (weighted-average contractual life of 10.0 years)...     260,000          39.62
Exercisable options at September 30, 2001.......................................   1,001,113          16.56
Shares available for grant at September 30, 2001................................     590,075

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


                                                 Fiscal Year Ended September 30,
                                                   2001        2000       1999
                                                   ----        ----       ----
   Pro forma:
       Net income...............................  $48,971    $48,387    $30,313
       Per share:
           Net income...........................     2.94       3.01       2.38
           Net income assuming dilution.........     2.87       2.95       2.32


     During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock option grants subsequent to September 30, 1995. Therefore, the pro forma amounts may not be indicative of the effects of compensation cost on net earnings and earnings per share in future years. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.88% in 2001, 5.99% in 2000 and 5.82% in 1999; dividend yields of 0.87% in 2001, 1.05% in 2000 and
1.13% in 1999; expected common stock market price volatility factor of .328 in 2001, .325 in 2000 and .335 in 1999; and a weighted-average expected life of the options of six years. The weighted-average fair value of options granted in 2001, 2000 and 1999 was $14.06, $12.64 and $11.57 per share, respectively.

9. Operating Leases

     Total rental expense for plant and equipment charged to operations under noncancelable operating leases was $2,775, $1,723 and $937 in fiscal 2001, 2000 and 1999, respectively. Minimum rental payments due under operating leases for subsequent fiscal years are: 2002 -- $3,434; 2003 -- $2,317; 2004 -- $1,629;
2005 -- $612; and 2006 -- $206.

10. Contingencies, Significant Estimates and Concentrations

     As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third party disposal and recycling facilities, which are licensed by appropriate governmental agencies. In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency ("EPA") or a state environmental agency for remediation. Under the Comprehensive Environmental Response, Compensation, and Liability Act (the "Superfund" law) and similar state laws, each potentially responsible party ("PRP") that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up these sites. Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup cost.

     As to one such Superfund site, Pierce is one of 393 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently, a report of the remedial investigation/feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at September 30, 2001. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company's final share of liability.

     The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the Company at September 30, 2001. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

     The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability and state dealership regulation compliance proceedings that arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to such matters and claims, will not have a material adverse effect on the Company's financial condition or results of operations. Actual results could vary, among other things, due to the uncertainties involved in litigation.

     The Company has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements totaling approximately $1,000 at September 30, 2001. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $122,280 and open standby letters of credit issued by the Company's bank in favor of third parties totaling $15,526 at September 30, 2001.

     Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. At September 30, 2001 and 2000, the Company has reserved $18,338 and $15,519, respectively, for warranty claims. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue can arise which is beyond the scope of the Company's historical experience. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience.

     Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $250 to $750 per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2001 and 2000, the reserve for product and general liability claims was $13,817 and $12,276, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company's financial condition or results of operations.

     The Company's defense segment derives a significant portion of its revenue from the U.S. DoD, as follows:

                                       Fiscal Year Ended September 30,
                                          2001         2000        1999
                                      -----------  ----------- --------

        U.S. DoD.................     $  390,172   $  259,614  $  218,017
        Export...................         32,960       16,227       4,518
                                      ----------   ----------  ----------
           Total Defense Sales...     $  423,132   $  275,841  $  222,535
                                      ==========   ==========  ==========

     U.S. DoD sales include $42,179, $42,207 and $180 in fiscal 2001, 2000 and 1999, respectively, for products sold internationally under the Foreign Military Sales ("FMS") Program.

     Inherent in doing business with the U.S. DoD are certain risks, including technological changes and changes in levels of defense spending. All U.S. DoD contracts contain a provision that they may be terminated at any time at the convenience of the government. In such an event, the Company is entitled to recover allowable costs plus a reasonable profit earned to the date of termination.

11. Unaudited Quarterly Results

                                   Fiscal Year Ended September 30, 2001                   Fiscal Year Ended September 30, 2000
                            --------------------------------------------------  --------------------------------------------------
                            4th Quarter  3rd Quarter  2nd Quarter  1st Quarter  4th Quarter  3rd Quarter  2nd Quarter  1st Quarter
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net sales................     $ 413,608    $ 405,790    $ 343,367    $ 282,528    $ 359,181    $ 393,215    $ 332,177    $ 244,943
Gross income.............        64,403       56,319       50,504       43,267        54,394      58,802        49,761       39,977
Income from continuing
 operations..............        17,648       13,709       11,284        8,223        14,625      15,274        11,913        6,696
Discontinued operations..            --           --           --           --           --           --        2,015           --
Extraordinary charge.....            --           --           --           --         (239)          --           --         (581)
Net income...............        17,648       13,709       11,284        8,223        14,386      15,274       13,928        6,115
Earnings per share:
 Continuing operations...     $    1.06    $    0.82    $    0.68    $    0.49    $    0.87    $    0.92    $    0.72    $    0.46
 Discontinued operations.            --           --           --           --           --           --         0.12           --
 Extraordinary charge....            --           --           --           --        (0.01)          --           --        (0.04)
 Net income..............          1.06         0.82         0.68         0.49         0.86         0.92         0.84         0.42
Earnings per share assuming
 dilution:
 Continuing operations...          1.03         0.80         0.66         0.48         0.86         0.90         0.70         0.46
 Discontinued operations.            --           --           --           --           --           --         0.12           --
 Extraordinary charge....            --           --           --           --        (0.01)          --           --        (0.04)
 Net income..............          1.03         0.80         0.66         0.48         0.85         0.90         0.82         0.42
Dividends per share:
 Class A Common Stock....     $ 0.07500    $ 0.07500    $ 0.07500    $ 0.07500    $ 0.07500    $ 0.07500    $ 0.07500    $ 0.07500
 Common Stock............       0.08625      0.08625      0.08625      0.08625      0.08625      0.08625      0.08625      0.08625

In the fourth quarter of fiscal 2001, the Company adopted provisions of EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (see Note 1). All prior periods presented have been retroactively restated to conform with the current presentation. In the fourth quarter of fiscal 2001, the Company recorded a $1,727 foreign currency transaction gain related to the movement in the exchange rate for euros to the U.S. dollar during the period the Company held euros prior to the acquisition of the Geesink Norba Group.

In the fourth quarter of fiscal 2000, the Company recorded a $385 non-cash charge ($239 after-tax) for the write-off of deferred financing costs related to debt which was prepaid on September 28, 2000 in connection with the refinancing of the Company's senior credit facility. The after-tax amount has been recorded as an extraordinary charge.

12. Discontinued Operations

     In fiscal 2000, the Company entered into a technology transfer agreement and collected certain previously written-off receivables from a foreign affiliate, as part of the disposition of a business that the Company exited in 1995. Gross proceeds of $3,250, less income taxes of $1,235, or $2,015 has been recorded as a gain on disposal of discontinued operations.

13. Financial Instruments

     Derivative Financial Instruments--The Company uses derivatives for hedging purposes. Following is a summary of the Company's risk management strategies and the effect of these strategies on the Company's consolidated financial statements.

     Fair Value Hedging Strategy--The Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies, primarily Canadian dollars. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual dollar-equivalent cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates. During fiscal 2001, net losses related to hedge ineffectiveness included in income was immaterial.

     At September 30, 2001, the Company had outstanding forward foreign exchange contracts to sell 927 Canadian dollars over a period of two months.

     Cash Flow Hedging Strategy--To protect against an increase in cost of forecasted purchases of foreign-sourced component parts denominated in euros over a 12-month period, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted purchases denominated in euros with forward contracts. When the U.S. dollar weakens against the euro, increased foreign currency payments are offset by gains in the value of the forward contracts. Conversely, when the U.S. dollar strengthens against the euro, reduced foreign currency payments are offset by losses in the value of the forward contracts.

     The Company does not have any forward foreign exchange contracts outstanding at September 30, 2001. During fiscal 2001, net losses related to hedge ineffectiveness included in income was immaterial. At September 30, 2001, the Company expects to reclassify $13 of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to sales of product containing foreign-sourced component parts.

14. Business Segment Information

     The Company is organized into three reportable segments based on the internal organization used by management for making operating decisions and measuring performance and based on the similarity of customers served and economic results attained. Segments are as follows:

     Commercial: This segment includes McNeilus, the Geesink Norba Group, Viking and the commercial division of Oshkosh. McNeilus and Oshkosh manufacture, market and distribute concrete mixer systems, portable concrete batch plants and truck components. McNeilus and the Geesink Norba Group manufacture, market and distribute refuse truck bodies and the Geesink Norba Group manufactures and markets waste collection systems. Viking sells and distributes concrete mixer systems. Sales are made to commercial and municipal customers in the U.S. and abroad.

     Fire and emergency: This segment includes Pierce, Medtec, the aircraft, rescue and firefighting and snow removal divisions of Oshkosh and Kewaunee Fabrications, LLC. These units manufacture and market commercial and custom fire trucks and emergency vehicles primarily for fire departments, airports and other governmental units in the U.S. and abroad.

     Defense: This segment consists of a division of Oshkosh that manufactures heavy- and medium-payload tactical trucks and supply parts for the U.S. military and to other militaries around the world.

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

     Selected financial data by business segment is as follows:

                                                                               Fiscal Year Ended September 30,
                                                                    2001                     2000                    1999
                                                                    ----                     ----                    ----
Net sales to unaffiliated customers:
    Commercial.......................................           $    559,871             $    663,819            $    613,028
    Fire and emergency...............................                463,919                  390,659                 336,241
    Defense..........................................                423,132                  275,841                 222,535
    Corporate and other..............................                 (1,629)                    (803)                 (1,500)
                                                                ------------             ------------            ------------
        Consolidated.................................           $  1,445,293             $  1,329,516            $  1,170,304
                                                                ============             ============            ============
Operating income (expense):
    Commercial.......................................           $     29,891             $     54,654            $     48,995
    Fire and emergency...............................                 45,841                   32,922                  26,758
    Defense..........................................                 39,545                   30,119                  22,878
    Corporate and other..............................                (16,981)                 (19,644)                (22,418)
                                                                ------------             ------------            ------------
        Consolidated operating income................                 98,296                   98,051                  76,213
    Net interest expense.............................                (21,236)                 (20,063)                (25,984)
    Miscellaneous other..............................                  1,753                      661                     730
                                                                ------------             ------------            ------------
    Income from continuing operations before
        income taxes, equity in earnings of
        unconsolidated partnership and extraordinary
        charge.......................................           $     78,813             $     78,649            $     50,959
                                                                ============             ============            ============
                                                                               Fiscal Year Ended September 30,
                                                                    2001                     2000                    1999
                                                                    ----                     ----                    ----
Depreciation and amortization:
    Commercial.......................................           $     14,241             $     11,547            $     10,949
    Fire and emergency...............................                  9,973                    8,979                   8,156
    Defense..........................................                  3,471                    2,833                   2,810
    Corporate and other..............................                    812                      859                   1,242
                                                                ------------             ------------            ------------
        Consolidated.................................           $     28,497             $     24,218            $     23,157
                                                                ============             ============            ============
Capital expenditures:
    Commercial.......................................           $      5,555             $     11,053            $      9,317
    Fire and emergency...............................                  5,813                    5,016                   6,125
    Defense..........................................                  7,125                    6,578                   2,557
                                                                ------------             ------------            ------------
        Consolidated.................................           $     18,493             $     22,647            $     17,999
                                                                ============             ============            ============
                                                                                        September 30,
                                                                    2001                     2000                    1999
                                                                    ----                     ----                    ----
Identifiable assets:
    Commercial:......................................
        U.S. (a).....................................           $    413,149             $    385,622            $    381,199
        Netherlands..................................                114,859                       --                      --
        Other European...............................                 66,837                       --                      --
                                                                ------------             ------------            ------------
           Total Commercial..........................                594,845                  385,622                 381,199
    Fire and emergency--U.S...........................               315,565                  288,904                 276,692
    Defense--U.S......................................               168,400                  108,528                  85,796
    Corporate and other--U.S..........................                10,458                   13,326                   9,603
                                                                ------------             ------------            ------------
        Consolidated.................................           $  1,089,268             $    796,380            $    753,290
                                                                ============             ============            ============
(a)Includes investment in unconsolidated partnership.

     The following table presents net sales by geographic region based on product shipment destination.

                                                                               Fiscal Year Ended September 30,
                                                                    2001                     2000                    1999
                                                                    ----                     ----                    ----
Net sales:
    United States....................................           $  1,314,930             $  1,227,038            $  1,118,564
    Other North America..............................                  7,343                    7,429                   7,822
    Europe and Middle East...........................                 93,263                   68,317                  21,713
    Other............................................                 29,757                   26,732                  22,205
                                                                ------------             ------------            ------------
        Consolidated.................................           $  1,445,293             $  1,329,516            $  1,170,304
                                                                ============             ============            ============

15. Subsidiary Guarantors

     The following tables present condensed consolidating financial information for: (a) the Company; (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly-owned subsidiaries of the Company ("Subsidiary Guarantors") other than the Geesink Norba Group, McNeilus Financial Services, Inc. and Oshkosh/McNeilus Financial Services, Inc., which are the only non-guarantor subsidiaries of the Company ("Non-Guarantor Subsidiaries"); and (c) on a combined basis, the Non-Guarantor Subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

     The Company is comprised of Wisconsin and Florida manufacturing operations and certain corporate management, information services and finance functions. Borrowings and related interest expense under the Company's senior credit facility and the Senior Subordinated Notes are charged to the Company. The Company has allocated a portion of this interest expense to certain Subsidiary Guarantors through formal lending arrangements. There are presently no management fee arrangements between the Company and its Non-Guarantor Subsidiaries.

                                                   OSHKOSH TRUCK CORPORATION
                                          Condensed Consolidating Statement of Income
                                             Fiscal Year Ended September 30, 2001
                                                        (In thousands)
                                                 Company       Subsidiary      Non-Guarantor     Eliminations    Consolidated
                                                 -------       Guarantors      Subsidiaries      ------------    ------------
                                                               ----------      ------------
Net sales................................       $ 588,590      $  864,170      $    18,860        $  (26,327)     $ 1,445,293
Cost of sales............................         511,363         731,055           14,887           (26,505)       1,230,800
                                                ---------      ----------      -----------        ----------      -----------
Gross income.............................          77,227         133,115            3,973               178          214,493
Operating expenses:
    Selling, general and administrative..          43,949          57,460            2,613                --          104,022
    Amortization of goodwill and other
          intangibles....................               1          12,130               44                --           12,175
                                                ---------      ----------      -----------        ----------      -----------
Total operating expenses.................          43,950          69,590            2,657                --          116,197
                                                ---------      ----------      -----------        ----------      -----------
Operating income.........................          33,277          63,525            1,316               178           98,296
Other income (expense):
    Interest expense.....................         (24,310)        (23,885)          (1,656)           27,565          (22,286)
    Interest income......................          20,252           6,697            1,666           (27,565)           1,050
    Miscellaneous, net...................          12,177         (10,422)              (2)               --            1,753
                                                ---------      ----------      -----------        ----------      -----------
                                                    8,119         (27,610)               8                --          (19,483)
                                                ---------      ----------      -----------        ----------      -----------
Income before items noted below..........          41,396          35,915            1,324               178           78,813
Provision for income taxes...............          13,445          15,385              465                66           29,361
                                                ---------      ----------      -----------        ----------      -----------
                                                   27,951          20,530              859               112           49,452
Equity in earnings of subsidiaries and
    unconsolidated partnership, net of
    income taxes.........................          22,913           1,467            1,412           (24,380)           1,412
                                                ---------      ----------      -----------        ----------      -----------
Net income...............................       $  50,864      $   21,997      $     2,271        $  (24,268)     $    50,864
                                                =========      ==========      ===========        ==========      ===========

                                                   OSHKOSH TRUCK CORPORATION
                                          Condensed Consolidating Statement of Income
                                             Fiscal Year Ended September 30, 2000
                                                        (In thousands)
                                                 Company       Subsidiary      Non-Guarantor     Eliminations    Consolidated
                                                 -------       Guarantors      Subsidiaries      ------------    ------------
                                                               ----------      ------------
Net sales................................      $  479,349      $  875,027      $        --        $  (24,860)     $ 1,329,516
Cost of sales............................         412,630         738,603               --           (24,651)       1,126,582
                                                ---------      ----------      -----------        ----------      -----------
Gross income.............................          66,719         136,424               --              (209)         202,934
Operating expenses:
    Selling, general and administrative..          41,108          52,260              356                --           93,724
    Amortization of goodwill and other
          intangibles....................              --          11,159               --                --           11,159
                                                ---------      ----------      -----------        ----------      -----------
Total operating expenses.................          41,108          63,419              356                --          104,883
                                                ---------      ----------      -----------        ----------      -----------
Operating income (loss)..................          25,611          73,005             (356)             (209)          98,051
Other income (expense):
    Interest expense.....................         (18,863)         (8,368)             (25)            6,300          (20,956)
    Interest income......................             267           6,855               71            (6,300)             893
    Miscellaneous, net...................          11,836         (11,763)             588                --              661
                                                ---------      ----------      -----------        ----------      -----------
                                                   (6,760)        (13,276)             634                --          (19,402)
                                                ---------      ----------      -----------        ----------      -----------
Income before items noted below..........          18,851          59,729              278              (209)          78,649
Provision for income taxes...............           6,564          24,755              106               (79)          31,346
                                                ---------      ----------      -----------        ----------      -----------
                                                   12,287          34,974              172              (130)          47,303
Equity in earnings of subsidiaries and
    unconsolidated partnership, net of
    income taxes.........................          36,221           1,377            1,205           (37,598)           1,205
                                                ---------      ----------      -----------        ----------      -----------
Income from continuing operations........          48,508          36,351            1,377           (37,728)          48,508
Gain on disposal of discontinued
    operations...........................           2,015              --               --                --            2,015
Extraordinary charge.....................            (820)             --               --                --             (820)
                                                ---------      ----------      -----------        ----------      -----------
Net income...............................       $  49,703      $   36,351      $     1,377        $  (37,728)     $    49,703
                                                =========      ==========      ===========        ==========-     ===========

                                                   OSHKOSH TRUCK CORPORATION
                                          Condensed Consolidating Statement of Income
                                             Fiscal Year Ended September 30, 1999
                                                        (In thousands)
                                                 Company       Subsidiary      Non-Guarantor     Eliminations    Consolidated
                                                 -------       Guarantors      Subsidiaries      ------------    ------------
                                                               ----------      ------------
Net sales................................       $ 411,089      $  771,899      $        --        $  (12,684)     $ 1,170,304
Cost of sales............................         360,191         649,416               --           (12,684)         996,923
                                                ---------      ----------      -----------        ----------      -----------
Gross income.............................          50,898         122,483               --                --          173,381
Operating expenses:
    Selling, general and administrative..          41,100          44,567              329                --           85,996
    Amortization of goodwill and other
          intangibles....................              --          11,172               --                --           11,172
                                                ---------      ----------      -----------        ----------      -----------
Total operating expenses.................          41,100          55,739              329                --           97,168
                                                ---------      ----------      -----------        ----------      -----------
Operating income (loss)..................           9,798          66,744             (329)               --           76,213
Other income (expense):
    Interest expense.....................         (24,817)         (8,227)              --             6,300          (26,744)
    Interest income......................             282           6,725               53            (6,300)             760
    Miscellaneous, net...................              95             205              430                --              730
                                                ---------      ----------      -----------        ----------      -----------
                                                  (24,440)         (1,297)             483                --          (25,254)
                                                ---------      ----------      -----------        ----------      -----------
Income (loss) before items noted below...         (14,642)         65,447              154                --           50,959
Provision (credit) for income taxes......          (5,706)         26,961               58                --           21,313
                                                ---------      ----------      -----------        ----------      -----------
                                                   (8,936)         38,486               96                --           29,646
Equity in earnings of subsidiaries and
    unconsolidated partnership, net of
    income taxes.........................          40,127           1,641            1,545           (41,768)           1,545
                                                ---------      ----------      -----------        ----------      -----------
Income before extraordinary charge.......          31,191          40,127            1,641           (41,768)          31,191
Extraordinary charge.....................             (60)             --               --                --              (60)
                                                ---------      ----------      -----------        ----------      -----------
Net income...............................       $  31,131      $   40,127      $     1,641        $  (41,768)     $    31,131
                                                =========      ==========      ===========        ==========      ===========

                                                   OSHKOSH TRUCK CORPORATION
                                             Condensed Consolidating Balance Sheet
                                                      September 30, 2001
                                                        (In thousands)
                                                 Company       Subsidiary      Non-Guarantor     Eliminations    Consolidated
                                                 -------       Guarantors      Subsidiaries      ------------    ------------
                                                               ----------      ------------
Assets
Current assets:
    Cash and cash equivalents..............     $   4,726      $    3,394      $     3,192        $       --      $    11,312
    Receivables, net.......................       104,662          74,814           33,633            (1,704)         211,405
    Inventories............................        82,873         145,635           29,561               (31)         258,038
    Prepaid expenses and other.............        11,525           9,644            1,226                --           22,395
                                                ---------      ----------      -----------        ----------      -----------
       Total current assets................       203,786         233,487           67,612            (1,735)         503,150
Investment in and advances to:
    Subsidiaries...........................       575,807           8,591               --          (584,398)              --
    Unconsolidated partnership.............            --              --           18,637                --           18,637
Other long-term assets.....................         6,080           4,095              101                --           10,276
Net property, plant and equipment..........        36,286          88,783           16,859                --          141,928
Goodwill and other intangible assets, net..           884         317,269           97,124                --          415,277
                                                ---------      ----------      -----------        ----------      -----------
Total assets...............................     $ 822,843      $  652,225      $   200,333        $ (586,133)     $ 1,089,268
                                                =========      ==========      ===========        ==========      ===========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable.......................     $  41,703      $   42,143      $    25,722        $   (1,704)     $   107,864
    Floor plan notes payable...............            --          19,271               --                --           19,271
    Customer advances......................         3,568          54,502               --                --           58,070
    Payroll-related obligations............         8,881          12,483            5,720                --           27,084
    Accrued warranty.......................         8,813           7,799            1,726                --           18,338
    Other current liabilities..............        42,637          27,567            1,339                --           71,543
    Revolving credit facility and current
        maturities of long-term debt.......        76,600             426                5                --           77,031
                                                ---------      ----------      -----------        ----------      -----------
           Total current liabilities.......       182,202         164,191           34,512            (1,704)         379,201
Long-term debt.............................       280,250           1,812              187                --          282,249
Deferred income taxes......................        (5,764)         35,119           10,979                --           40,334
Other long-term liabilities ...............        23,791          16,667               --                --           40,458
Investment by and advances from (to)
    Parent.................................            --         434,436          154,655          (599,137)              --
Shareholders' equity.......................       342,364              --               --             4,662          347,026
                                                ---------      ----------      -----------        ----------      ----------
Total liabilities and shareholders' equity.     $ 822,843      $  652,225      $   200,333        $ (586,133)     $ 1,089,268
                                                =========      ==========      ===========        ==========      ===========


                                                   OSHKOSH TRUCK CORPORATION
                                             Condensed Consolidating Balance Sheet
                                                      September 30, 2000
                                                        (In thousands)
                                                 Company       Subsidiary      Non-Guarantor     Eliminations    Consolidated
                                                 -------       Guarantors      Subsidiaries      ------------    ------------
                                                               ----------      ------------
Assets
Current assets:
    Cash and cash equivalents..............     $  13,034      $      499      $        36        $       --      $    13,569
    Receivables, net.......................        60,868          47,473              272            (2,096)         106,517
    Inventories............................        59,552         141,867               --              (209)         201,210
    Prepaid expenses and other.............        12,153           7,836              143                --           20,132
                                                ---------      ----------      -----------        ----------      -----------
       Total current assets................       145,607         197,675              451            (2,305)         341,428
Investment in and advances to:
    Subsidiaries...........................       382,723           4,308               --          (387,031)              --
    Unconsolidated partnership.............            --              --           15,179                --           15,179
Other long-term assets.....................         8,019           1,980              284                --           10,283
Net property, plant and equipment..........        30,196          88,563               --                --          118,759
Goodwill and other intangible assets, net..            --         310,731               --                --          310,731
                                                ---------      ----------      -----------        ----------      -----------
Total assets...............................     $ 566,545      $  603,257      $    15,914        $ (389,336)     $   796,380
                                                =========      ==========      ===========        ==========      ===========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable.......................     $  39,602      $   46,704      $         5        $   (2,096)     $    84,215
    Floor plan notes payable...............            --          23,925               --                --           23,925
    Customer advances......................         3,114          55,353               26                --           58,493
    Payroll-related obligations............        10,642          12,792               31                --           23,465
    Accrued warranty.......................         6,867           8,652               --                --           15,519
    Other current liabilities..............        25,908          24,695              164                --           50,767
    Revolving credit facility and current
        maturities of long-term debt.......         8,000             237              307                --            8,544
                                                ---------      ----------      -----------        ----------      -----------
           Total current liabilities.......        94,133         172,358              533            (2,096)         264,928
Long-term debt.............................       152,000           2,052              186                --          154,238
Deferred income taxes......................          (905)         36,432           10,887                --           46,414
Other long-term liabilities ...............        20,260           9,483               --                --           29,743
Investment by and advances from (to)
    Parent.................................            --         382,932            4,308          (387,240)              --
Shareholders' equity.......................       301,057              --               --                --          301,057
                                                ---------      ----------      -----------        ----------      -----------
Total liabilities and shareholders' equity.     $ 566,545      $  603,257      $    15,914        $ (389,336)     $   796,380
                                                =========      ==========      ===========        ==========      ===========

                                                   OSHKOSH TRUCK CORPORATION
                                        Condensed Consolidating Statement of Cash Flows
                                             Fiscal Year Ended September 30, 2001
                                                        (In thousands)
                                                 Company       Subsidiary      Non-Guarantor     Eliminations    Consolidated
                                                 -------       Guarantors      Subsidiaries      ------------    ------------
                                                               ----------      ------------
Operating activities:
    Net income..............................    $  50,864      $   21,997      $     2,271        $  (24,268)     $    50,864
    Non-cash adjustments....................        4,612          20,592           (2,057)               --           23,507
    Changes in operating assets and
        liabilities.........................      (48,063)        (34,810)             310              (178)         (82,741)
                                                ---------      ----------      -----------        ----------      -----------
    Net cash provided from (used for)
        operating activities................        7,413           8,139              524           (24,446)          (8,370)

Investing activities:
    Acquisition of businesses, net of cash
        acquired............................       (3,954)        (22,580)        (133,707)               --         (160,241)
    Investments in and advances to
        subsidiaries........................     (189,846)         26,885          138,515            24,446               --
    Additions to property, plant and
        equipment...........................      (11,875)         (6,113)            (505)               --          (18,493)
    Other...................................         (458)         (2,948)          (1,223)               --           (4,629)
                                                ---------      ----------      -----------        ----------      -----------
    Net cash provided from (used for)
        investing activities................     (206,133)         (4,756)           3,080            24,446         (183,363)

Financing activities:
    Net borrowings under revolving credit
        Facility............................       65,200              --               --                --           65,200
    Proceeds from issuance of long-term
        Debt................................      140,000              --               --                --          140,000
    Repayment of long-term debt.............       (8,350)           (488)             (70)               --           (8,908)
    Debt issuance costs.....................       (1,183)             --               --                --           (1,183)
    Dividends paid..........................       (5,735)             --               --                --           (5,735)
    Other...................................          480              --               --                --              480
                                                ---------      ----------      -----------        ----------      -----------
    Net cash provided from (used for)
        financing activities................      190,412            (488)             (70)               --          189,854
Effect of exchange rate changes on cash.....           --              --             (378)               --             (378)
                                                ---------      ----------      -----------        ----------      -----------
Increase (decrease) in cash and cash
    equivalents.............................       (8,308)          2,895            3,156                --           (2,257)
Cash and cash equivalents at beginning of
    year....................................       13,034             499               36                --           13,569
                                                ---------      ----------      -----------        ----------      -----------
Cash and cash equivalents at end of year....    $   4,726      $    3,394      $     3,192        $       --      $    11,312
                                                =========      ==========      ===========        ==========      ===========

                                                     OSHKOSH TRUCK CORPORATION
                                          Condensed Consolidating Statement of Cash Flows
                                               Fiscal Year Ended September 30, 2000
                                                          (In thousands)
                                                 Company       Subsidiary      Non-Guarantor     Eliminations    Consolidated
                                                 -------       Guarantors      Subsidiaries      ------------    ------------
                                                               ----------      ------------
Operating activities:
    Income from continuing operations.......    $  48,508      $   36,351      $     1,377        $  (37,728)     $    48,508
    Non-cash adjustments....................        5,967          18,999             (426)               --           24,540
    Changes in operating assets and
        liabilities.........................          100         (13,434)         (10,240)              209          (23,365)
                                                ---------      ----------      -----------        ----------      -----------
    Net cash provided from (used for)
        operating activities................       54,575          41,916           (9,289)          (37,519)          49,683

Investing activities:
    Acquisition of businesses, net of cash
        acquired............................       (5,467)         (1,752)              72                --           (7,147)
    Investments in and advances to
        subsidiaries........................      (19,681)        (28,359)          10,521            37,519               --
    Additions to property, plant and
        equipment...........................      (10,962)        (11,685)              --                --          (22,647)
    Other...................................         (719)           (699)            (947)               --           (2,365)
                                                ---------      ----------      -----------        ----------      -----------
    Net cash provided from (used for)
        investing activities................      (36,829)        (42,495)           9,646            37,519          (32,159)

Net cash provided from discontinued
    operations..............................        2,015              --               --                --            2,015

Financing activities:
    Net repayments under revolving credit
        facility............................       (5,000)             --               --                --           (5,000)
    Proceeds from issuance of long-term
        debt................................       30,913              --               --                --           30,913
    Repayment of long-term debt.............     (123,913)           (259)            (423)               --         (124,595)
    Debt issuance costs.....................         (795)             --               --                --             (795)
    Proceeds from Common Stock Offering.....       93,736              --               --                --           93,736
    Costs of Common Stock Offering..........         (334)             --               --                --             (334)
    Dividends paid..........................       (5,392)             --               --                --           (5,392)
    Other...................................          360              --               --                --              360
                                                ---------      ----------      -----------        ----------      -----------
    Net cash used for financing activities..      (10,425)           (259)            (423)               --          (11,107)
                                                ---------      ----------      -----------        ----------      -----------
Increase (decrease) in cash and cash
    equivalents.............................        9,336            (838)             (66)               --            8,432
Cash and cash equivalents at beginning of
    year....................................        3,698           1,337              102                --            5,137
                                                ---------      ----------      -----------        ----------      -----------
Cash and cash equivalents at end of year....    $  13,034      $     499       $        36        $       --      $    13,569
                                                =========      ==========      ===========        ==========      ===========

                                                     OSHKOSH TRUCK CORPORATION
                                          Condensed Consolidating Statement of Cash Flows
                                               Fiscal Year Ended September 30, 1999
                                                          (In thousands)
                                                 Company       Subsidiary      Non-Guarantor     Eliminations    Consolidated
                                                 -------       Guarantors      Subsidiaries      ------------    ------------
                                                               ----------      ------------
Operating activities:
    Income before extraordinary charge......    $  31,191      $   40,127      $     1,641        $  (41,768)     $    31,191
    Non-cash adjustments....................        4,005          18,491           (5,143)               --           17,353
    Changes in operating assets and
        liabilities.........................      (11,739)          3,893           (1,650)               --           (9,496)
                                                ---------      ----------      -----------        ----------      -----------
    Net cash provided from (used for)
        operating activities................       23,457          62,511           (5,152)          (41,768)          39,048

Investing activities:
    Investments in and advances to
        subsidiaries........................        5,992         (47,872)             112            41,768               --
    Additions to property, plant and
        equipment...........................       (4,261)        (13,738)              --                --          (17,999)
    Other...................................          238            (287)           3,564                --            3,515
                                                ---------      ----------      -----------        ----------      -----------
    Net cash provided from (used for)
        investing activities................        1,969         (61,897)           3,676            41,768          (14,484)

Financing activities:
    Net repayments under
        revolving credit facility...........       (1,000)             --               --                --           (1,000)
    Repayment of long-term debt.............      (19,000)           (256)              --                --          (19,256)
    Dividends paid..........................       (4,226)             --               --                --           (4,226)
    Other...................................        1,433              --               --                --            1,433
                                                ---------      ----------      -----------        ----------      -----------
    Net cash used for
         financing activities...............      (22,793)           (256)              --                --          (23,049)
                                                ---------      ----------      -----------        ----------      -----------
Increase (decrease) in cash and cash
     equivalents............................        2,633             358           (1,476)               --            1,515
Cash and cash equivalents at
     beginning of year......................        1,065             979            1,578                --            3,622
                                                ---------      ----------      -----------        ----------      -----------
Cash and cash equivalents at end of year....    $   3,698      $    1,337      $       102        $       --      $     5,137
                                                =========      ==========      ===========        ==========      ===========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None
                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information to be included under the captions "Governance of the Company - The Board of Directors" and "Stock Ownership - Compliance with Section 16(a) Beneficial Ownership Reporting" in the Company's definitive proxy statement for the annual meeting of shareholders on February 8, 2002, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading "Executive Officers of the Registrant" included under Part I of this report.

Item 11.  EXECUTIVE COMPENSATION.

     The information to be included under the captions "Governance of the Company - Compensation of Directors," "Stock Price Performance Graph" and "Executive Compensation" contained in the Company's definitive proxy statement for the annual meeting of shareholders on February 8, 2002, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information to be included under the caption "Stock Ownership - Stock Ownership of Directors, Executive Officers and Other Large Shareholders" in the Company's definitive proxy statement for the annual meeting of shareholders on February 8, 2002, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information to be included under the captions "Governance of the Company - The Board of Directors" and "Executive Compensation - Executive Employment and Severance Agreements and Other Agreements" in the Company's definitive proxy statement for the annual meeting of shareholders on February 8, 2002, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements: The following consolidated financial statements of the Company and the report of independent auditors included in the Annual Report to Shareholders for the fiscal year ended September 30, 2001, are contained in Item 8:

     Report of Arthur Andersen LLP, Independent Auditors
     Report of Ernst & Young LLP, Independent Auditors
     Consolidated Statements of Income for the years ended
     September 30, 2001, 2000 and 1999
     Consolidated Balance Sheets at September 30, 2001 and 2000
     Consolidated Statements of Shareholders' Equity for the years ended September 30, 2001, 2000 and 1999
     Consolidated Statements of Cash Flows for the years ended
     September 30, 2001, 2000 and 1999
     Notes to Consolidated Financial Statements

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

     3.2  By-Laws of Oshkosh Truck Corporation, as amended.

     4.1 Second Amended and Restated Credit Agreement, dated July 23, 2001, among Oshkosh Truck Corporation, Bank of America, N.A., as Agent and Swing Line Lender, Bank One, NA, as Syndication Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated July 25, 2001 (File No. 01-3886)).

     4.2 Indenture, dated February 26, 1998, among Oshkosh Truck Corporation, the Subsidiary Guarantors and Firstar Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).

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

     4.6 First Supplemental Indenture, dated September 21, 2000, among the Guaranteeing Subsidiaries, Oshkosh Truck Corporation, the other Subsidiary Guarantors and Firstar Bank, National Association, as successor in interest to Firstar Trust Company, as trustee under the Indenture.

     4.7 Second Supplemental Indenture, dated October 30, 2000, among Medtec Ambulance Corporation, Oshkosh Truck Corporation, the other Subsidiary Guarantors and Firstar Bank, National Association, as successor in interest to Firstar Trust Company, as trustee under the Indenture.

     10.1 Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended.*

     10.2 1994 Long-Term Incentive Compensation Plan, dated March 29, 1994 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994) (File No. 0-13886)).*

     10.3 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-6287)).*

     10.4 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-6287)).*

     10.5 Form of 1994 Long-Term Incentive Compensation Plan Award Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 0-13886)).*

     10.6 Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 0-13886)).

     10.7 Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to
          Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*

     10.8 Employment Agreement, dated April 24, 1998, between McNeilus Companies, Inc. and Daniel J. Lanzdorf (incorporated by reference to
          Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 0-13886)).*

     10.9 Oshkosh Truck Corporation Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).*

    10.10 Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and each of Robert G. Bohn, Timothy M. Dempsey, Paul C. Hollowell, Daniel J. Lanzdorf, John W. Randjelovic, Charles L. Szews and Matthew J. Zolnowski (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

    10.11 Employment Agreement, dated September 16, 1996, between Pierce Manufacturing Inc. and John W. Randjelovic (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-13886)).*

    10.12 Amendment effective July 1, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-13886)).*

    10.13 Second Amendment effective December 31, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 0-13886)).*

     11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

     21.  Subsidiaries of Registrant.

     23.  Consent of Arthur Andersen LLP

     23.1 Consent of Ernst & Young LLP

*Denotes a management contract or compensatory plan or arrangement.


     (b) The Company filed a Current Report on Form 8-K, dated July 25, 2001, relating to the Company's acquisition of the Geesink Norba Group and a Current Report on Form 8-K, dated July 27, 2001, reporting a conference call for analysts held in connection with the announcement of the Company's earnings for the third quarter ended June 30, 2001.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OSHKOSH TRUCK CORPORATION

December 7, 2001           By               /S/ Robert G. Bohn
                             --------------------------------------------------
                           Robert G. Bohn, President, Chief Executive Officer
                           and Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

December 7, 2001                            /S/ R. G. Bohn
                           -----------------------------------------------------
                           R. G. Bohn, President, Chief Executive Officer and Chairman of the Board
                           (Principal Executive Officer)

December 7, 2001                           /S/ C. L. Szews
                           -----------------------------------------------------
                           C. L. Szews, Executive Vice President and Chief Financial Officer
                           (Principal Financial Officer)

December 7, 2001                           /S/ T. J. Polnaszek
                           -----------------------------------------------------
                           T. J. Polnaszek, Vice President and Controller (Principal Accounting Officer)

December 7, 2001                           /S/ J. W. Andersen
                           -----------------------------------------------------
                           J. W. Andersen, Director

December 7, 2001                           /S/ D. T. Carroll
                           -----------------------------------------------------
                           D. T. Carroll, Director

December 7, 2001
                           -----------------------------------------------------
                           R. M. Donnelly, Director

December 7, 2001
                           -----------------------------------------------------
                           D. V. Fites, Director

December 7, 2001                           /S/ General (Ret.) F. M. Franks, Jr.
                           -----------------------------------------------------
                           General (Ret.) F. M. Franks, Jr., Director

December 7, 2001
                           -----------------------------------------------------
                           M. W. Grebe, Director

December 7, 2001                           /S/ K. J. Hempel
                           -----------------------------------------------------
                           K. J. Hempel, Director

December 7, 2001                           /S/ S. P. Mosling
                           -----------------------------------------------------
                           S. P. Mosling, Director

December 7, 2001                           /S/ J. P. Mosling, Jr.
                           -----------------------------------------------------
                           J. P. Mosling, Jr., Director

December 7, 2001                           /S/ R. G. Sim
                           -----------------------------------------------------
                           R. G. Sim, Director

                                                                     SCHEDULE II


                            OSHKOSH TRUCK CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

                        Allowance for Doubtful Accounts
                  Years Ended September 30, 2001, 2000 and 1999
                                 (In Thousands)


                                Balance at     Acquisitions    Additions
                               Beginning of        of          Charged to                    Balance at
    Fiscal Year                    Year         Businesses      Expense      Reductions*     End of Year
    -----------                    ----         ----------      -------      ----------      -----------
Receivables -
Allowance for doubtful accounts:
         1999                     $2,068             --          $201           $ (65)         $2,204
                                  ======           -----         ====           =====          ======

         2000                     $2,204          $    5         $255           $ (17)         $2,447
                                  ======           =====         ====           =====          ======

         2001                     $2,447          $1,063         $423           $(105)         $3,828
                                  ======           =====         ====           =====          ======



* Represents amounts written off to the reserve, net of recoveries.

                                INDEX TO EXHIBITS

3.1 Restated Articles of Incorporation of Oshkosh Truck Corporation (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13886)).

3.2       By-Laws of Oshkosh Truck Corporation, as amended.

4.1 Second Amended and Restated Credit Agreement, dated July 23, 2001, among Oshkosh Truck Corporation, Bank of America, N.A., as Agent and Swing Line Lender, Bank One, NA, as Syndication Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated July 25, 2001 (File No. 01-3886)).

4.2 Indenture, dated February 26, 1998, among Oshkosh Truck Corporation, the Subsidiary Guarantors and Firstar Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).

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

4.6 First Supplemental Indenture, dated September 21, 2000, among the Guaranteeing Subsidiaries, Oshkosh Truck Corporation, the other Subsidiary Guarantors and Firstar Bank, National Association, as successor in interest to Firstar Trust Company, as trustee under the Indenture.

4.7 Second Supplemental Indenture, dated October 30, 2000, among Medtec Ambulance Corporation, Oshkosh Truck Corporation, the other Subsidiary Guarantors and Firstar Bank, National Association, as successor in interest to Firstar Trust Company, as trustee under the Indenture.

10.1      Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended.*

10.2 1994 Long-Term Incentive Compensation Plan, dated March 29, 1994 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994) (File No. 0-13886)).*

10.3 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-6287)).*

10.4 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-6287)).*

10.5 Form of 1994 Long-Term Incentive Compensation Plan Award Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 0-13886)).*

10.6 Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 0-13886)).

10.7 Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to
          Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*

10.8 Employment Agreement, dated April 24, 1998, between McNeilus Companies, Inc. and Daniel J. Lanzdorf (incorporated by reference to
          Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 0-13886)).*

10.9 Oshkosh Truck Corporation Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).*

10.10 Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and each of Robert G. Bohn, Timothy M. Dempsey, Paul C. Hollowell, Daniel J. Lanzdorf, John W. Randjelovic, Charles L. Szews and Matthew J. Zolnowski (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.11 Employment Agreement, dated September 16, 1996, between Pierce Manufacturing Inc. and John W. Randjelovic (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-13886)).*

10.12 Amendment effective July 1, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-13886)).*

10.13 Second Amendment effective December 31, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 0-13886)).*

11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

21.       Subsidiaries of Registrant.

23.       Consent of Arthur Andersen LLP

23.1      Consent of Ernst & Young LLP


*Denotes a management contract or compensatory plan or arrangement.