Form 10-Q
period 2001-12-31
OSHKOSH TRUCK CORP
filed 2002-02-14
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2001

                                       or

( ) Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the Transition period from __________ to __________

Commission File Number   0-13886
                       -----------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock Outstanding as of January 31, 2002:   417,738
--------------------------------------------------------------------
Common Stock Outstanding as of January 31, 2002:        16,307,695
--------------------------------------------------------------------

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                     FOR THE QUARTER ENDED DECEMBER 31, 2001


                                                                            Page
                                                                            ----
Part I.        Financial Information

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Statements of Income
                    - Three Months Ended December 31, 2001 and 2000..........  3

               Condensed Consolidated Balance Sheets
                    - December 31, 2001 and September 30, 2001...............  4

               Condensed Consolidated Statement of Shareholders' Equity
                    - Three Months Ended December 31, 2001...................  5

               Condensed Consolidated Statements of Cash Flows
                    - Three Months Ended December 31, 2001 and 2000..........  6

               Notes to Condensed Consolidated Financial Statements
                    - December 31, 2001......................................  7

     Item 2.   Management's Discussion and Analysis of Consolidated
                    Financial Condition and Results of Operations............ 21

     Item 3.   Quantitative and Qualitative Disclosure of Market Risk........ 30

Part II.       Other Information

     Item 1.   Legal Proceedings............................................. 31

     Item 6.   Exhibits and Reports on Form 8-K.............................. 31

Signatures................................................................... 32

                      PART I. ITEM 1. FINANCIAL INFORMATION
                            OSHKOSH TRUCK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                         Three Months Ended
                                                            December 31,
                                                            -----------
                                                       2001              2000
                                                       ----              ----

                                                        (In thousands, except
                                                         per share amounts)

Net sales                                           $   361,493     $   282,528
Cost of sales                                           311,469         239,261
                                                    -----------     -----------
Gross income                                             50,024          43,267
Operating expenses:
  Selling, general and administrative                    30,805          22,619
  Amortization of goodwill and other intangibles          1,440           2,864
                                                    -----------     -----------
     Total operating expenses                            32,245          25,483
                                                    -----------     -----------
Operating income                                         17,779          17,784
Other income (expense):
  Interest expense                                       (6,422)         (4,658)
  Interest income                                           285             169
  Miscellaneous, net                                       (250)             --
                                                    -----------     -----------
                                                         (6,387)         (4,489)
                                                    -----------     -----------
Income before income taxes and equity in earnings
  of unconsolidated partnership                          11,392          13,295
Provision for income taxes                                3,304           5,375
                                                    -----------     -----------
                                                          8,088           7,920
Equity in earnings of unconsolidated
  partnership, net of income taxes                          520             303
                                                    -----------     -----------
Net income                                          $     8,608     $     8,223
                                                    ===========     ===========


Earnings per share                                  $      0.51     $      0.49
                                                    ===========     ===========

Earnings per share assuming dilution                $      0.50     $      0.48
                                                    ===========     ===========

Cash dividends:
  Class A Common Stock                              $   0.07500     $   0.07500
  Common Stock                                      $   0.08625     $   0.08625


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                OSHKOSH TRUCK CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        December, 31,     September 30,
                                                           2001              2001
                                                           ----              ----
                                                        (Unaudited)
                                                                 (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                             $      9,947     $     11,312
  Receivables, net                                           150,116          211,405
  Inventories                                                250,001          258,038
  Prepaid expenses                                             5,759            6,673
  Deferred income taxes                                       17,556           15,722
                                                        ------------     ------------
      Total current assets                                   433,379          503,150
Investment in unconsolidated partnership                      20,233           18,637
Other long-term assets                                        11,448           11,770
Property, plant and equipment                                245,031          244,166
Less accumulated depreciation                               (106,426)        (102,238)
                                                        ------------     ------------
  Net property, plant and equipment                          138,605          141,928
Purchased intangible assets, net                             104,565          121,643
Goodwill                                                     299,352          292,140
                                                        ------------     ------------
Total assets                                            $  1,007,582     $  1,089,268
                                                        ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $     71,682     $    107,864
  Floor plan notes payable                                    12,151           19,271
  Customer advances                                           82,822           58,070
  Payroll-related obligations                                 21,340           27,084
  Income taxes                                                13,050           25,221
  Accrued warranty                                            18,077           18,338
  Other current liabilities                                   45,466           46,322
  Revolving credit facility and current
    maturities of long-term debt                              40,204           77,031
                                                        ------------     ------------
      Total current liabilities                              304,792          379,201
Long-term debt                                               278,629          282,249
Deferred income taxes                                         33,884           40,334
Other long-term liabilities                                   39,842           40,458
Commitments and contingencies
Shareholders' equity                                         350,435          347,026
                                                        ------------     ------------
Total liabilities and shareholders' equity              $  1,007,582     $  1,089,268
                                                        ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 OSHKOSH TRUCK CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           THREE MONTHS ENDED DECEMBER 31, 2001
                                                        (Unaudited)

                                                                                Cost of            Other
                                     Common       Paid-in      Retained       Common Stock      Comprehensive
                                      Stock       Capital      Earnings        in Treasury         Income          Total
                                      -----       -------      --------        -----------         ------          -----
                                                                       (In  thousands)
Balance at
  September 30, 2001                 $ 178      $ 110,330     $ 246,915        $ (10,195)       $    (202)       $347,026
Comprehensive
  income:
   Net income                          ---           ----         8,608             ----              ---           8,608
   Loss on derivative
    instruments (net
    of income tax
    benefit of $6)                                                                                    (10)            (10)
   Currency
    translation
    adjustments                        ---           ----          ----             ----           (3,763)         (3,763)
                                                                                                                 --------
   Comprehensive
    income                                                                                                          4,835
Cash dividends:
  Class A Common
    Stock                              ---           ----           (31)            ----              ---             (31)
  Common Stock                         ---           ----        (1,406)            ----              ---          (1,406)
Other                                  ---              6          ----                5                               11
                                     -----      ---------     ---------        ---------        ---------        --------
Balance at
  December 31, 2001                  $ 178      $ 110,336     $ 254,086        $ (10,190)       $  (3,975)       $350,435
                                     =====      =========     =========        =========        =========        ========


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                         OSHKOSH TRUCK CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                                                                  Three Months Ended
                                                                                     December 31,
                                                                                 2001            2000
                                                                                 ----            ----
                                                                                      (In thousands)
Operating activities:
  Net income                                                                 $      8,608    $      8,223
  Non-cash adjustments                                                              3,000           7,795
  Changes in operating assets and liabilities                                      31,516          (8,015)
                                                                             ------------    ------------
     Net cash provided from operating activities                                   43,124           8,003

Investing activities:
  Acquisition of business, net of cash acquired                                        --         (14,423)
  Additions to property, plant and equipment                                       (1,727)         (4,244)
  Increase in other long-term assets                                                 (757)         (3,008)
                                                                             -------------   -------------
     Net cash used for investing activities                                        (2,484)        (21,675)

Financing activities:
  Net borrowings (repayments) under revolving credit
     facility                                                                     (37,200)          8,600
  Repayment of long-term debt                                                      (3,242)         (2,265)
  Dividends paid                                                                   (1,437)         (1,433)
  Other                                                                                 5              55
                                                                             ------------    ------------
     Net cash provided from (used for) financing activities                       (41,874)          4,957

Effect of exchange rate changes on cash                                              (131)             --
                                                                             -------------   ------------

Decrease in cash and cash equivalents                                              (1,365)         (8,715)

Cash and cash equivalents at beginning of period                                   11,312          13,569
                                                                             ------------    ------------

Cash and cash equivalents at end of period                                   $      9,947    $      4,854
                                                                             ============    ============

Supplementary disclosures:
  Depreciation and amortization                                              $      6,072    $      7,080
  Cash paid for interest                                                            5,163           1,396
  Cash paid for income taxes                                                       18,608           2,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Oshkosh Truck Corporation (the "Company") without audit. However, the foregoing financial statements contain all adjustments (which include normal recurring adjustments except as disclosed herein) that are, in the opinion of Company management, necessary to present fairly the condensed consolidated financial statements.

Certain reclassifications have been made to the fiscal 2001 financial statements to conform to the fiscal 2002 presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 annual report to shareholders.

2. NEW ACCOUNTING STANDARDS

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS No. 121"), for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The Company is currently assessing the impact of SFAS No. 144 on its operating results and financial condition. The Company is required to adopt SFAS No. 144 no later than the first quarter of fiscal 2003.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

                                                     Three Months Ended
                                                        December 31,
                                                        ------------
                                                     2001             2000
                                                     ----             ----
Denominator for basic earnings per share           16,715,530       16,668,914
Effect of dilutive options and incentive
  compensation awards                                 407,878          401,993
                                                -------------    -------------
Denominator for dilutive earnings per share        17,123,408       17,070,907
                                                =============    =============

4. INVENTORIES

Inventories consist of the following:

                                                December 31,     September 30,
                                                    2001             2001
                                                    ----             ----
                                                       (In thousands)
Finished products                               $      62,616    $      64,049
Partially finished products                            96,447          104,955
Raw materials                                         114,934          122,484
                                                -------------    -------------
Inventories at FIFO cost                              273,997          291,488
Less: Progress/performance-based payments on
        U.S. government contracts                     (10,952)         (20,831)
      Excess of FIFO cost over LIFO cost              (13,044)         (12,619)
                                                -------------    -------------
                                                $     250,001    $     258,038
                                                =============    =============

Title to all inventories related to government contracts, which provide for progress payments, vests with the government to the extent of unliquidated progress/performance-based payments.

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to early-adopt the standard effective the beginning of fiscal 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill totaling $301.5 million as of the beginning of fiscal 2002, including the following purchased intangible assets that were subsumed into goodwill (net of related deferred income tax liabilities of $6.0 million): $2.9 million of assembled workforce intangible assets, $2.7 million of going concern/immediate use intangible assets and $9.8 million of internal sales force intangible assets. Due to indefinite lives, the Company also ceased amortizing trade names totaling $5.4 million as of the beginning of fiscal 2002. As a result, in the first quarter of fiscal 2002, the Company did not recognize $1.7 million of goodwill and trade name amortization expense that would have been recognized had the previous standards been in effect.

The following table presents the impact of SFAS No. 142 on net income and net income per share had the standard been in effect for the first quarter of fiscal 2001 (in thousands, except per share amounts):

                                                     Three Months Ended
                                                        December 31,
                                                        ------------
                                                     2001             2000
                                                     ----             ----

Reported net income                               $     8,608      $     8,223
Adjustments:
  Amortization of goodwill                                 --            1,422
  Amortization of assets previously classified
    as purchased intangible assets:
      Assembled workforce                                  --              163
      Internal sales force                                 --               68
      Going concern/immediate use                          --               19
      Trade names                                          --               10
  Income tax effect                                        --             (103)
                                                  -----------      -----------
  Net adjustments                                          --            1,579
                                                  -----------      -----------
Adjusted net income                               $     8,608      $     9,802
                                                  ===========      ===========

Reported net income per share                     $      0.51      $      0.49
Adjusted net income per share                     $      0.51      $      0.59
Reported net income per share assuming dilution   $      0.50      $      0.48
Adjusted net income per share assuming dilution   $      0.50      $      0.57


There was no impairment of goodwill upon adoption of SFAS No. 142. The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The following tables present details of the Company's total purchased intangible assets (dollars in thousands):

                                 Weighted
                                 Average                 Accumulated
December 31, 2001                  Life         Gross    Amortization     Net
-----------------                  ----         -----    ------------     ---
                                  (years)
Amortizable:
  Distribution network             40.0       $  53,000   $  (6,995)  $  46,005
  Non-compete                      14.5          40,106     (10,124)     29,982
  Technology-related               17.9          20,146      (3,166)     16,980
  Other                            15.0           6,800        (499)      6,301
                                              ---------   ---------   ---------
                                   26.3         120,052     (20,784)     99,268
Non-amortizable-Trade names                       5,498        (201)      5,297
                                              ---------   ---------   ---------
      Total                                   $ 125,550   $ (20,985)  $ 104,565
                                              =========   =========   =========

                                 Weighted
                                 Average                 Accumulated
September 30, 2001                 Life         Gross    Amortization     Net
------------------                 ----         -----    ------------     ---
                                  (years)
Amortizable:
  Distribution network             40.0       $  53,000   $  (6,664)  $  46,336
  Non-compete                      14.5          40,106      (9,400)     30,706
  Technology-related               17.9          20,247      (2,867)     17,380
  Assembled workforce              11.3           5,600      (2,678)      2,922
  Internal sales force             40.0          10,800        (968)      9,832
  Going concern/immediate use      40.0           3,000        (319)      2,681
  Trade names                      22.1           5,603        (201)      5,402
  Other                            15.0           6,800        (416)      6,384
                                              ---------   ---------   ---------
      Total                        26.9       $ 145,156   $ (23,513)  $ 121,643
                                              =========   =========   =========

The Company engaged third-party business valuation appraisers to determine the fair value of the intangible assets in connection with the Company's larger acquisitions--specifically the acquisitions of Pierce Manufacturing Inc. ("Pierce") in fiscal 1996, McNeilus Companies, Inc. ("McNeilus") in fiscal 1998 and the Geesink Norba Group in fiscal 2001. The allocation of purchase price for the Geesink Norba Group acquisition is tentative pending completion of appraisals of assets acquired and finalization of certain restructuring plans. The allocation may change following the completion of these items.

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Fiscal year                                     Amount
-----------                                     ------
2002 (remaining nine months)                   $  4,478
2003                                              5,966
2004                                              5,966
2005                                              5,920
2006                                              5,699

The following table presents the changes in goodwill during the first quarter of fiscal 2002 allocated to the reportable segments (in thousands):

                          Balance at                                Balance at
                        September 30,                              December 31,
Segment                      2001         Acquired    Adjustments     2001
-------                      ----         --------    -----------     ----

Commercial              $  194,963       $      --     $    5,047   $ 200,010
Fire and emergency          97,177              --          2,165      99,342
Defense                         --              --             --          --
                        ----------       ---------     ----------   ---------
      Total             $  292,140       $      --     $    7,212   $ 299,352
                        ==========       =========     ==========   =========

The adjustments during the first quarter of fiscal 2002 included a reduction of $2.2 million resulting from currency translation adjustments and reclassification of the net book value of recorded assets subsumed into goodwill upon adoption of SFAS No. 142, including: assembled workforce assets of $2.9 million, going-concern/immediate use assets of $2.7 million and internal sales force asset of $9.8 million, net of related deferred tax liabilities of $6.0 million. The internal sales force asset subsumed into goodwill neither arose from contractual or legal rights nor was it separable.

6. BUSINESS COMBINATIONS

On July 25, 2001, the Company acquired all the outstanding capital stock of the Geesink Norba Group. The cash purchase price of the acquisition of 156.4 million euros, including acquisition costs of 4.0 million euros and net of cash acquired, or $137.6 million was financed under a new Term B Loan under the Company's senior credit facility. The Geesink Norba Group is a leading European manufacturer of refuse collection truck bodies, mobile and stationary compactors and transfer stations under the Geesink and Norba brands. The Geesink Norba Group is included in the Company's commercial segment.

On October 30, 2000, the Company acquired all of the issued and outstanding capital stock of Medtec Ambulance Corporation ("Medtec") for $14.4 million in cash, including acquisition costs and net of cash acquired. Medtec is a U.S. manufacturer of custom ambulances and rescue vehicles. The acquisition was financed from available cash. Medtec is included in the Company's fire and emergency segment.

These acquisitions were accounted for using the purchase method of accounting and, accordingly, the operating results of the Geesink Norba Group and Medtec are included in the Company's consolidated statements of income beginning July 25, 2001 and October 30, 2000, respectively.

Proforma unaudited consolidated operating results of the Company for the three months ended December 31, 2000, assuming the Geesink Norba Group and Medtec had been acquired as of October 1, 2000 is summarized below (in thousands):

Net sales                                      $   311,919
Net income                                           7,990

Earnings per share                             $      0.48

Earnings per share assuming dilution           $      0.47

7. LONG-TERM DEBT

The Company has outstanding a senior credit facility consisting of a $170.0 million revolving credit facility ("Revolving Credit Facility") with $28.0 million outstanding at December 31, 2001, a Term Loan A with $49.5 million outstanding at December 31, 2001 and a Term Loan B with $139.3 million outstanding at December 31, 2001. The Revolving Credit Facility and the Term Loan A mature in January 2006 and the Term Loan B matures in January 2007.

At December 31, 2001, $28.0 million of outstanding borrowings and $20.7 million of outstanding letters of credit reduced available capacity under the Revolving Credit Facility to $121.3 million.

Substantially all the domestic tangible and intangible assets of the Company and its subsidiaries (including the stock of certain subsidiaries) are pledged as collateral under the senior credit facility. The senior credit facility includes customary affirmative and negative covenants.

The Company has outstanding $100.0 million of 8.75% senior subordinated notes. The Indenture governing the terms of the senior subordinated notes contains customary affirmative and negative covenants. The Subsidiary Guarantors (as defined below in Note 10) fully, unconditionally, jointly and severally guarantee the Company's obligations under the senior subordinated notes.

Certain of the Company's subsidiaries have outstanding debt to third parties totaling $2.0 million as of December 31, 2001.

8. COMMITMENTS AND CONTINGENCIES

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

As to one such Superfund site, Pierce is one of 393 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently, a report of the remedial investigation/ feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at December 31, 2001. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company's final share of liability.

The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and that it has established adequate reserves for the matter as of December 31, 2001. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

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

The Company has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements totaling approximately $1.0 million at December 31, 2001. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $156.6 million and open standby letters of credit issued by the Company's bank in favor of third parties totaling approximately $20.7 million at December 31, 2001.

9. BUSINESS SEGMENT INFORMATION
                                                     Three Months Ended
                                                        December 31,
                                                        ------------
                                                     2001             2000
                                                     ----             ----
                                                         (In thousands)
Net sales to unaffiliated customers:
  Commercial                                       $  129,429       $  107,037
  Fire and emergency                                   95,866           93,746
  Defense                                             136,575           81,745
  Intersegment eliminations                              (377)              --
                                                   ----------       ----------
    Consolidated                                   $  361,493       $  282,528
                                                   ==========       ==========
Operating income (loss):
  Commercial                                       $    7,296       $    6,172
  Fire and emergency                                    7,753            7,355
  Defense                                               8,042            8,546
  Corporate and other                                  (5,312)          (4,289)
                                                   ----------       ----------
    Consolidated operating income                      17,779           17,784
Net interest expense                                   (6,137)          (4,489)
Miscellaneous other                                      (250)              --
                                                   ----------       ----------
Income before income taxes and equity in earnings
  of unconsolidated partnership                    $   11,392       $   13,295
                                                   ==========       ==========

                                                 December 31,     September 30,
                                                     2001             2001
                                                     ----             ----
                                                         (In thousands)
Identifiable assets:
  Commercial                                       $  568,649       $  594,845
  Fire and emergency                                  305,800          315,565
  Defense                                             129,517          168,400
  Corporate and other                                   3,616           10,458
                                                   ----------       ----------
    Consolidated                                   $1,007,582       $1,089,268
                                                   ==========       ==========

10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for:
(a) the Company; (b) on a combined basis, the guarantors of the senior subordinated notes, which include all wholly-owned subsidiaries of the Company ("Subsidiary Guarantors") other than Geesink Norba Group, McNeilus Financial Services, Inc. and Oshkosh/McNeilus Financial Services, Inc., which are the only non-guarantor subsidiaries of the Company ("Non-Guarantor Subsidiaries"), and
(c) on a combined basis, the Non-Guarantor Subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

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

                                                    OSHKOSH TRUCK CORPORATION
                                          Condensed Consolidating Statements of Income
                                          For the Three Months Ended December 31, 2001
                                                           (Unaudited)

                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                               (In thousands)
Net sales                                      $  161,690      $  174,165      $    29,285        $   (3,647)      $   361,493

Cost of sales                                     143,725         148,626           22,758            (3,640)          311,469
                                               ----------      ----------      -----------        ----------       -----------
Gross income                                       17,965          25,539            6,527                (7)           50,024

Operating expenses:
  Selling, general and
    administrative                                 12,755          13,483            4,567                --            30,805
  Amortization of intangibles                          --           1,375               65                --             1,440
                                               ----------      ----------      -----------        ----------       -----------
Total operating expenses                           12,755          14,858            4,632                --            32,245
                                               ----------      ----------      -----------        ----------       -----------
Operating income                                    5,210          10,681            1,895                (7)           17,779

Other income (expense):
  Interest expense                                 (7,070)         (5,895)             (32)            6,575            (6,422)
  Interest income                                   5,088           1,772               --            (6,575)              285
  Miscellaneous, net                                2,955          (2,998)            (207)               --              (250)
                                               ----------      ----------      ------------       ----------       ------------
                                                      973          (7,121)            (239)               --            (6,387)
                                               ----------      ----------      ------------       ----------       ------------
Income before items noted below                     6,183           3,560            1,656                (7)           11,392
Provision for income taxes                          1,417           1,310              580                (3)            3,304
                                               ----------      ----------      -----------        -----------      -----------
                                                    4,766           2,250            1,076                (4)            8,088
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                               3,842             842              520            (4,684)              520
                                               ----------      ----------      -----------        ----------       -----------
Net income                                     $    8,608      $    3,092      $     1,596        $   (4,688)      $     8,608
                                               ==========      ==========      ===========        ==========       ===========


                                                    OSHKOSH TRUCK CORPORATION
                                          Condensed Consolidating Statements of Income
                                          For the Three Months Ended December 31, 2000
                                                           (Unaudited)
                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                               (In thousands)
Net sales                                      $  108,116      $  177,172      $        --        $   (2,760)      $   282,528

Cost of sales                                      93,289         148,884               --            (2,912)          239,261
                                               ----------      ----------      -----------        -----------      -----------
Gross income                                       14,287          28,288               --               152            43,267

Operating expenses:
  Selling, general and
    administrative                                  9,369          13,319              (69)               --            22,619
  Amortization of goodwill and
    other intangibles                                  --           2,864               --                --             2,864
                                               ----------      ----------      -----------        ----------       -----------
Total operating expenses                            9,369          16,183              (69)               --            25,483
                                               ----------      ----------      ------------       ----------       -----------
Operating income                                    5,458          12,105               69               152            17,784

Other income (expense):
  Interest expense                                 (5,511)         (5,722)              --             6,575            (4,658)
  Interest income                                   5,035           1,709               --            (6,575)              169
  Miscellaneous, net                                2,728          (2,728)              --                --                --
                                               ----------      ----------      -----------        ----------       -----------
                                                    2,252          (6,741)              --                --            (4,489)
                                               ----------      -----------     -----------        ----------       -----------

Income before items noted below                     7,710           5,364               69               152            13,295
Provision (credit) for income taxes                 2,766           2,526               26                57             5,375
                                               ----------      ----------      -----------        ----------       -----------
                                                    4,944           2,838               43                95             7,920
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                               3,279              --              303            (3,279)              303
                                               ----------      ----------      -----------        ----------       -----------
Net income                                     $    8,223      $    2,838      $       346        $   (3,184)      $     8,223
                                               ==========      ==========      ===========        ==========       ===========

                                                    OSHKOSH TRUCK CORPORATION
                                             Condensed Consolidating Balance Sheets
                                                        December 31, 2001
                                                           (Unaudited)
                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                               (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                    $    2,846      $      859      $     6,242        $       --       $     9,947
  Receivables, net                                 60,112          58,515           33,647            (2,158)          150,116
  Inventories                                      81,501         141,090           27,448               (38)          250,001
  Prepaid expenses and other                       13,177           9,312              826                --            23,315
                                               ----------      ----------      -----------        ----------       -----------
     Total current assets                         157,636         209,776           68,163            (2,196)          433,379
Investment in and advances to:
  Subsidiaries                                    553,722          12,482               --          (566,204)               --
  Unconsolidated partnership                           --              --           20,233                --            20,233
Other long-term assets                              6,643           4,618              187                --            11,448
Net property, plant and equipment                  35,322          86,607           16,676                --           138,605
Goodwill and purchased intangible
  assets, net                                          24         309,240           94,653                --           403,917
                                               ----------      ----------      -----------        ----------       -----------
Total assets                                   $  753,347      $  622,723      $   199,912        $ (568,400)      $ 1,007,582
                                               ==========      ==========      ===========        ==========       ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $   20,295      $   30,927      $    22,618        $   (2,158)      $    71,682
  Floor plan notes payable                             --          12,151               --                --            12,151
  Customer advances                                 3,677          79,145               --                --            82,822
  Payroll-related obligations                       6,815           7,946            6,579                --            21,340
  Income taxes                                     10,682              --            2,368                --            13,050
  Accrued warranty                                  9,261           7,234            1,582                --            18,077
  Other current liabilities                        17,761          26,582            1,123                --            45,466
  Revolving credit facility and
    current maturities of long-term
    debt                                           39,900             261               43                --            40,204
                                               ----------      ----------      -----------        ----------       -----------
     Total current liabilities                    108,391         164,246           34,313            (2,158)          304,792
Long-term debt                                    276,900           1,601              128                --           278,629
Deferred income taxes                              (5,496)         28,766           10,614                --            33,884
Other long-term liabilities                        23,982          15,860               --                --            39,842
Commitments and contingencies
Investments by and advances from
  (to) parent                                          --         412,250          154,857          (567,107)               --
Shareholders' equity                              349,570              --               --               865           350,435
                                               ----------      ----------      -----------        ----------       -----------
Total liabilities and shareholders'
  equity                                       $  753,347      $  622,723      $   199,912        $ (568,400)      $ 1,007,582
                                               ==========      ==========      ===========        ==========       ===========

                                                    OSHKOSH TRUCK CORPORATION
                                             Condensed Consolidating Balance Sheets
                                                       September 30, 2001
                                                           (Unaudited)
                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                               (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                    $    4,726      $    3,394      $     3,192        $       --       $    11,312
  Receivables, net                                104,662          74,814           33,633            (1,704)          211,405
  Inventories                                      82,873         145,635           29,561               (31)          258,038
  Prepaid expenses and other                       11,525           9,644            1,226                --            22,395
                                               ----------      ----------      -----------        ----------       -----------
     Total current assets                         203,786         233,487           67,612            (1,735)          503,150
Investment in and advances to:
  Subsidiaries                                    575,807           8,591               --          (584,398)               --
  Unconsolidated partnership                           --              --           18,637                --            18,637
Other long-term assets                              6,940           4,729              101                --            11,770
Net property, plant and equipment                  36,286          88,783           16,859                --           141,928
Goodwill and purchased intangible
  assets, net                                          24         316,635           97,124                --           413,783
                                               ----------      ----------      -----------        ----------       -----------
Total assets                                   $  822,843      $  652,225      $   200,333        $ (586,133)      $ 1,089,268
                                               ==========      ==========      ===========        ==========       ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $   41,703      $   42,143      $    25,722        $   (1,704)      $   107,864
  Floor plan notes payable                             --          19,271               --                --            19,271
  Customer advances                                 3,568          54,502               --                --            58,070
  Payroll-related obligations                       8,881          12,483            5,720                --            27,084
  Income taxes                                     24,013              --            1,208                --            25,221
  Accrued warranty                                  8,813           7,799            1,726                --            18,338
  Other current liabilities                        18,624          27,567              131                --            46,322
  Revolving credit facility and
    current maturities of long-term
    debt                                           76,600             426                5                --            77,031
                                               ----------      ----------      -----------        ----------       -----------
     Total current liabilities                    182,202         164,191           34,512            (1,704)          379,201
Long-term debt                                    280,250           1,812              187                --           282,249
Deferred income taxes                              (5,764)         35,119           10,979                --            40,334
Other long-term liabilities                        23,791          16,667               --                --            40,458
Commitments and contingencies
Investments by and advances from
  (to) parent                                          --         434,436          154,655          (589,091)               --
Shareholders' equity                              342,364              --               --             4,662           347,026
                                               ----------      ----------      -----------        ----------       -----------
Total liabilities and shareholders'
  equity                                       $  822,843      $  652,225      $   200,333        $ (586,133)      $ 1,089,268
                                               ==========      ==========      ===========        ==========       ===========

                                                    OSHKOSH TRUCK CORPORATION
                                        Condensed Consolidating Statements of Cash Flows
                                          For the Three Months Ended December 31, 2001
                                                           (Unaudited)
                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                               (In thousands)
Operating activities:
  Net income                                   $    8,608      $    3,092      $     1,596        $   (4,688)      $     8,608
  Non-cash adjustments                               (194)          3,698             (504)               --             3,000
  Changes in operating assets and
    liabilities                                    10,659          20,478              372                 7            31,516
                                               ----------      ----------      -----------        ----------       -----------
  Net cash provided from (used for)
    operating activities                           19,073          27,268            1,464            (4,681)           43,124

Investing activities:
  Investments in and advances to
    subsidiaries                                   20,891         (29,169)           3,718             4,560                --
  Additions to property, plant and
    equipment                                        (412)           (446)            (869)               --            (1,727)
  Other                                                50             188             (995)               --              (757)
                                               ----------      ----------      -----------        ----------        ----------
  Net cash provided from (used for)
    investing activities                           20,529         (29,427)           1,854             4,560            (2,484)

Financing activities:
  Net repayments under revolving
    credit facility                               (37,200)             --               --                --           (37,200)
  Repayments of long term debt                     (2,850)           (376)             (16)               --            (3,242)
  Dividends paid                                   (1,437)             --               --                --            (1,437)
  Other                                                 5              --               --                --                 5
                                               ----------      ----------      -----------        ----------       -----------
  Net cash used for
    financing activities                          (41,482)           (376)             (16)               --           (41,874)
Effect of exchange rate changes on
    cash                                               --              --             (252)              121              (131)
                                               ----------      ----------      -----------        ----------       -----------
Increase (decrease) in cash and cash
  equivalents                                      (1,880)         (2,535)           3,050                --            (1,365)
Cash and cash equivalents at
  beginning of period                               4,726           3,394            3,192                --            11,312
                                               ----------      ----------      -----------        ----------       -----------
Cash and cash equivalents at end of
  period                                       $    2,846      $      859      $     6,242        $       --       $     9,947
                                               ==========      ==========      ===========        ==========       ===========

                                                    OSHKOSH TRUCK CORPORATION
                                        Condensed Consolidating Statements of Cash Flows
                                          For the Three Months Ended December 31, 2000
                                                           (Unaudited)
                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                               (In thousands)
Operating activities:
  Net income                                   $    8,223      $    2,838      $       346        $   (3,184)      $     8,223
  Non-cash adjustments                              3,321           5,527           (1,053)               --             7,795
  Changes in operating assets and
    liabilities                                   (10,292)          2,439              (10)             (152)           (8,015)
                                               ----------      ----------      -----------        ----------       -----------
  Net cash provided from (used for)
    operating activities                            1,252          10,804             (717)           (3,336)            8,003

Investing activities:
  Acquisition of business, net of
    cash acquired                                      --         (14,423)              --                --           (14,423)
  Investments in and advances to
    subsidiaries                                  (12,167)          7,674            1,157             3,336                --
  Additions to property, plant and
    equipment                                      (3,790)           (454)              --                --            (4,244)
  Other                                               (19)         (2,749)            (240)               --            (3,008)
                                               ----------      ----------      -----------        ----------       -----------
  Net cash provided from (used for)
    investing activities                          (15,976)         (9,952)             917             3,336           (21,675)

Financing activities:
  Net borrowings under revolving
    credit facility                                 8,600              --               --                --             8,600
  Repayment of long term debt                      (2,000)           (209)             (56)               --            (2,265)
  Dividends paid                                   (1,433)             --               --                --            (1,433)
  Other                                                55              --               --                --                55
                                               ----------      ----------      -----------        ----------       -----------
  Net cash provided from (used for)
    financing activities                            5,222            (209)             (56)               --             4,957
                                               ----------      ----------      -----------        ----------       -----------
Increase (decrease) in cash and cash
  equivalents                                      (9,502)            643              144                --            (8,715)
Cash and cash equivalents at
  beginning of period                              13,034             495               40                --            13,569
                                               ----------      ----------      -----------        ----------       -----------
Cash and cash equivalents at end of
  period                                       $    3,532      $    1,138      $       184        $       --       $     4,854
                                               ==========      ==========      ===========        ==========       ===========

Item 2. Oshkosh Truck Corporation
Management's Discussion and Analysis of
Consolidated Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain "forward-looking statements" that Oshkosh Truck Corporation (the "Company" or "Oshkosh") believes to be within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, targets, projected sales, costs, earnings, capital spending and debt levels, and plans and objectives of management for future operations, including those under the caption "Fiscal 2002 Outlook," are forward-looking statements. When used in this Form 10-Q, words such as the Company "may," "will," "expects," "intends," "estimates," "anticipates," "believes," "should" or "plans" or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company's commercial and fire and emergency markets, risks related to reductions in government expenditures, the uncertainty of government contracts, the challenges of identifying, completing and integrating future acquisitions, disruptions in the supply of parts or components from sole source suppliers and subcontractors, competition and risks associated with international operations and sales, including foreign currency fluctuations. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to the Company's Current Report on Form 8-K filed with the SEC on January 29, 2002. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

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

Impact of September 11, 2001

The Company believes that the effects of the terrorist acts of September 11, 2001 on the Company may include an increase in customer orders for fire and emergency and defense vehicles and related parts if federal and municipal governments increase spending on defense and homeland security. Although the Company has received additional orders for such products as a result of the September 11 events, such orders to date have not been material and the Company cannot predict whether such orders will increase or decrease, or the timing of any potential orders arising from these events. Further, the Company believes that the impact of September 11 will include global increases in the costs of insurance for all businesses, including the Company. It is not possible to estimate the impact of anticipated insurance cost increases at this time.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment:

                                                    First Quarter Fiscal
                                                    --------------------
                                                      2002         2001
                                                      ----         ----
                                                         (In thousands)
  Net sales to unaffiliated customers:
    Commercial                                    $ 129,429    $ 107,037
    Fire and emergency                               95,866       93,746
    Defense                                         136,575       81,745
    Intersegment eliminations                          (377)          --
                                                  ---------    ---------
      Consolidated                                $ 361,493    $ 282,528
                                                  =========    =========

First Quarter 2002 Compared to 2001

Consolidated net sales increased 27.9% to $361.5 million for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Excluding the October 2000 acquisition of Medtec Ambulance Corporation ("Medtec") and the July 2001 acquisition of the Geesink Norba Group for all periods, net sales would have increased 16.6%.

Commercial segment net sales increased 20.9% to $129.4 million for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Excluding the effects of the Geesink Norba Group acquisition, commercial sales decreased 6.4%. Concrete placement sales were down 25.0% in 2002 compared to 2001 as the Company was impacted by the U.S. economic recession. U.S. refuse truck body and parts sales increased 25.8% and were favorably impacted by sales to a large commercial, U.S. waste-hauler under a three year contract which commenced in mid fiscal 2001.

Fire and emergency segment net sales increased 2.3% to $95.9 million for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Excluding the effects of the acquisition of Medtec, sales decreased 1.3% for the quarter due to lower U.S. municipal spending for fire apparatus.

Defense segment net sales increased 67.1% to $136.6 million for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 largely as a result of full-rate production throughout the quarter on the Company's requirement to supply medium trucks to the U.S. Marines under the Company's Medium Tactical Vehicle Replacement ("MTVR") contract and, to a lesser extent, increased parts sales.

Analysis of Consolidated Operating Income

The following table presents operating income by business segment:

                                        First Quarter Fiscal
                                        --------------------
                                         2002          2001
                                         ----          ----
                                             (In thousands)
Operating income (expense):
  Commercial                          $  7,296      $  6,172
  Fire and emergency                     7,753         7,355
  Defense                                8,042         8,546
  Corporate and other                   (5,312)       (4,289)
                                      --------      --------
    Consolidated operating
      income                          $ 17,779      $ 17,784
                                      ========      ========

First Quarter 2002 Compared to 2001

Reported consolidated operating income was flat in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Assuming elimination of goodwill amortization beginning October 1, 2000 and excluding the impacts of the October 2000 acquisition of Medtec and the July 2001 acquisition of the Geesink Norba Group, consolidated operating income would have decreased 21.3% compared to consolidated operating income for the first quarter of fiscal 2001.

Commercial segment operating income increased 18.2% to $7.3 million for the first quarter of fiscal 2002 compared to 2001. Excluding the impact of the July 2001 acquisition of the Geesink Norba Group and assuming the elimination of amortization of goodwill effective October 1, 2000, commercial segment operating income would have decreased 23.8% during the quarter compared to the same quarter in the previous year. First quarter 2002 operating income was lower due to lower sales of higher-margin concrete placement products, offset in part by increased volume of lower-margin U.S. refuse products.

Fire and emergency segment operating income increased 5.4% to $7.8 million for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Operating income for the first quarter of fiscal 2002 includes the operations of Medtec for the full three months compared to two months in the prior year quarter following its acquisition on October 30, 2000. Excluding Medtec and assuming the elimination of amortization of goodwill effective October 1, 2000, operating income would have declined 10.5% for the quarter generally as a result of adverse product mix, a higher-level of sales to larger municipalities at lower margins and higher health care costs at Kewaunee Fabrications, LLC.

Defense segment operating income decreased 5.9% to $8.0 million for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Operating income margins decreased to 5.9% of defense segment sales for the first quarter of fiscal 2002 compared to 10.5% of defense segment sales for the first quarter of fiscal 2001. Increased sales of lower-margin MTVRs and increased bid and proposal costs related to the U.S. Family of Medium Tactical Vehicle program and various United Kingdom Ministry of Defence programs contributed to this drop in operating income.

Consolidated selling, general and administrative expenses increased to 8.5% of net sales for the first quarter of fiscal 2002 compared to 8.0% of net sales for the first quarter of fiscal 2001. This increase is due to the acquisition of the Geesink Norba Group, which generally has higher gross margins and higher selling, general and administrative expenses than the Company's other businesses.

Corporate and other expenses increased $1.0 million to $5.3 million, or 1.5% of consolidated net sales, for the first quarter of fiscal 2002, from $4.3 million, or 1.5% of consolidated net sales, for the first quarter of fiscal 2001. Increases in corporate expenses generally related to increased variable compensation and acquisition integration support costs.

Analysis of Non-Operating Income Statement Items

First Quarter of Fiscal 2002 Compared to 2001

Net interest expense increased $1.6 million in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Interest expense on borrowings to fund the acquisitions of Medtec and the Geesink Norba Group were partially offset by lower interest rates on variable rate debt.

The provision for income taxes in the first quarter of fiscal 2002 included a $0.9 million, or $0.05 per share, credit related to an audit settlement in December 2001 of a research and development tax credit claim. The provision for income taxes in the first quarter of fiscal 2001 includes nondeductible goodwill amortization of $1.4 million. The effective tax rate for combined federal and state income taxes for the first quarter of fiscal 2002 was 29.0% compared to 40.4% in the first quarter of fiscal 2001. The Company's effective income tax rate excluding the impact of the research and development tax credit settlement and nondeductible goodwill was 36.6% for the first quarter of both fiscal 2002 and 2001.

Equity in earnings of an unconsolidated partnership of $0.5 million in the first quarter of fiscal 2002 and $0.3 million in the first quarter of fiscal 2001 represents the equity in earnings of the Company's interest in a lease financing partnership.

Financial Condition

First Quarter of Fiscal 2002

During the quarter, cash decreased by $1.4 million to $9.9 million at December 31, 2001. Cash provided from operating activities of $43.1 million was used to fund capital expenditures of $1.7 million, pay dividends of $1.4 million and reduce short- and long-term debt by $40.4 million.

In the first quarter of fiscal 2002, net cash provided from operating activities of $43.1 million was substantially higher than the $8.0 million of net cash provided from operating activities in the first quarter of fiscal 2001. The $35.1 million increase primarily resulted from substantially higher reductions of receivables, partially offset by higher income tax payments in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Receivables were reduced by $60.5 million in the first quarter of fiscal 2002 compared to a reduction of $5.0 million in the first quarter of fiscal 2001. In the first quarter of fiscal 2002, the Company collected certain defense receivables totaling over $30 million, which the Company had expected in the month of September 2001. The balance of the change primarily resulted from lower domestic commercial sales, the collection of certain domestic refuse receivables that were outstanding at the beginning of the quarter and carried longer payment terms because a customer was granted longer payment terms in fiscal 2001 as an accommodation to obtain their business, and a stronger collection focus in the first quarter of fiscal 2002. Income tax payments increased $15.8 million in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 largely due to a delay in estimated tax payments from the fourth quarter of fiscal 2001 to the first quarter of fiscal 2002 resulting from a one-time benefit from recent U.S. tax legislation.

The Company's debt-to-total capital ratio at December 31, 2001 was 47.6% compared to 50.9% at September 30, 2001.

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

Liquidity and Capital Resources

The Company had $121.3 million of unused availability under the terms of its revolving credit facility as of December 31, 2001. The Company's primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends, and, potentially, future acquisitions. The primary sources of cash are expected to be cash flow from operations and borrowings under the Company's senior credit facility.

The senior credit facility requires quarterly principal payments. Based upon current and anticipated future operations, management believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2002 assuming no acquisitions by the Company. Debt levels and capital resource requirements beyond fiscal 2002 are dependent, in part, on the impact of future acquisitions and the outcome of large defense contract competitions.

The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to changes in working capital requirements arising principally from seasonal fluctuations in sales and due to the timing of receipt of individually large progress payments and performance-based payments from the U.S. Department of Defense ("DoD").

The Company expects that capital expenditures will not exceed $25 million in fiscal 2002, including estimated capital expenditures associated with recent acquisitions.

The Company's senior credit facility and senior subordinated notes contain various restrictions and covenants, including (1) limits on payments of dividends and repurchases of the Company's stock; (2) requirements that the Company maintain certain financial ratios at prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. These restrictions and covenants could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

Interest rates on borrowings under the Company's senior credit facility are variable and are equal to the "Base Rate" (which is equal to the higher of a bank's reference rate and the federal funds rate plus 0.5%) or the "IBOR Rate" (which is a bank's inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.625%, 0.625% and 1.25% for IBOR Rate loans under the Company's revolving credit facility, Term Loan A and Term Loan B, respectively, as of December 31, 2001. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rates on borrowings outstanding at December 31, 2001 were 4.123% on the revolving credit facility and 3.875% and 4.500% for Term Loans A and B, respectively. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

Customers and Backlog

Sales to the DoD comprised approximately 37% of the Company's net sales in the first quarter of fiscal 2002. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

The Company's backlog at December 31, 2001 increased 32.9% to $849.7 million compared to $639.1 million at December 31, 2000. Commercial segment backlog increased 1.2% to $134.4 million at December 31, 2001 compared to December 31, 2000. Excluding backlog related to the Geesink Norba Group acquisition, commercial and total Company backlog would have decreased 27.9% and increased 26.9%, respectively, at December 31, 2001 compared to December 31, 2000. The commercial segment backlog decline primarily reflects lower orders of concrete mixers due to the U.S. recession. Fire and emergency segment backlog increased 16.2% to $307.9 million at December 31, 2001 compared to December 31, 2000. Backlog increased at all fire and emergency businesses, but especially in the Company's aircraft rescue and firefighting ("ARFF") business as the Company was awarded a muli-unit bid for ARFF vehicles. The defense segment backlog increased 68.8% to $407.4 million at December 31, 2001 compared to December 31, 2000. During the quarter the Company recorded $76 million in orders for heavy truck tank transporters for the U.K. Ministry of Defence. This award resulted from completion of a multi-year effort and final contract negotiations that were concluded in December 2001. Also, prior year defense backlog reflected the planned low-rate of initial production under the MTVR contract. Defense backlog at December 31, 2001 includes higher, full-rate production requirements called for and funded under the MTVR multi-year contract. Approximately 13% of the December 31, 2001 backlog is not expected to be filled in fiscal 2002.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the DoD long-term family and MTVR contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company's future sales to the DoD versus its sales to other customers.

Fiscal 2002 Outlook

The Company believes that fiscal 2002 net sales will approximate $1,625.0 million, up approximately 12.4% from fiscal 2001. By quarter, the Company expects that consolidated net sales will be approximately $394.0 million in quarter two, $441.0 million in quarter three and $429.0 million in quarter four of fiscal 2002.

The Company expects that the fire and emergency segment sales will be essentially flat with prior year at $465.0 million in fiscal 2002. The Pierce Manufacturing Inc. backlog is relatively strong at December 31, 2001 at 6.3% over the prior year levels, but the Company expects that municipal spending will fall later this year.

The Company believes that defense segment net sales will increase to approximately $555.0 million in fiscal 2002 due to a $156.0 million increase in MTVR sales in fiscal 2002 compared to fiscal 2001 as the Company operates at full-rate production under that contract for a full year and higher than expected parts sales. However, the Company expects its higher margin international heavy truck sales to decline, resulting in a net defense sales increase of approximately $132.0 million.

The Company expects that commercial segment sales will increase approximately 8.4% in fiscal 2002 to approximately $607.0 million. The Company estimates that the Geesink Norba Group will contribute all of the segment's sales increase by increasing approximately $81.0 million in fiscal 2002. Fiscal 2001 results included two months of operations of the Geesink Norba Group following its July 25, 2001 acquisition. The Company estimates annual Geesink Norba Group sales to be $100.0 million. The Company projects concrete placement sales to be down 12% in dollars in fiscal 2002. The Company projects domestic refuse sales to be up only 5% in fiscal 2002. The Company estimates strong sales to the three largest U.S. waste haulers and some market share gains to offset a weakening in capital spending by most commercial waste haulers and municipal customers.

The Company estimates that its consolidated operating income will approximate $104.0 million in fiscal 2002, or 6.4% of sales. The Company believes that fire and emergency segment operating income will approximate $50.0 million in fiscal 2002, or about 10.8% of sales. Defense segment operating income should approximate $35.0 million, or 6.3% of sales. This assumes no margin improvement on the MTVR contract from the 3.3% operating income margin reported to date through the first quarter of fiscal 2002. The Company continues to target higher margins under the MTVR program. The Company expects commercial segment operating income to approximate $39.0 million, or 6.4% of sales, for fiscal 2002.

The Company expects corporate expenses to approximate $20.0 million in fiscal 2002, up from $17.0 million for fiscal 2001. This increase largely reflects higher insurance costs and variable compensation. The Company is also projecting $26.0 million in net interest costs in fiscal 2002.

The Company believes that earnings per share, after the effects of the elimination of goodwill and indefinite-lived intangible asset amortization, will approximate $2.98 per share in fiscal 2002. By quarter, the Company expects diluted earnings per share to approximate $0.67, $0.86 and $0.94 for the remaining quarters of fiscal 2002.

The Company believes that potential downsides to its current estimates include lower concrete placement sales, which could decline by another 35% to 40% from fiscal 2001 compared to the Company's current estimate of 12%, if the U.S. economic recession is more severe than assumed. Also, the Company may be unable to sustain market share gains in refuse product and fire and emergency product sales in fiscal 2002. Potential upsides to the Company's estimates include potential margin improvements on the MTVR production contract. A one-percentage point movement in MTVR margins in fiscal 2002 would approximate $0.17 per share.

The Company estimates that debt will peak at $325.0 million at March 31, 2002 and then decline to $310.0 million at June 30, 2002 and $285.0 million at September 30, 2002. Despite negative cash flow from operations of approximately $8.4 million in fiscal 2001, the Company expects to generate sufficient cash flow from operations in fiscal 2002 to repay approximately $75 million of debt in fiscal 2002, which is significantly in excess of current maturities of long-term debt of $11.8 million for fiscal 2002. Fiscal 2001 operating cash flow was negatively impacted by the ramp-up in production of the multi-year MTVR contract and by the initial effect of certain domestic refuse sales and related receivables which were outstanding at the end of fiscal 2001, which carried longer payment terms as noted above. The Company expects that these factors should not negatively impact fiscal 2002 cash flow, and further, collection of receivables is expected to improve cash flow from operations in fiscal 2002. In addition, the Company has implemented actions intended to reduce inventories in fiscal 2002. Through December 31, 2001, these initiatives have enabled the Company to repay $40 million of its $75 million debt reduction target for fiscal 2002. The Company expects capital spending in fiscal 2002 to be no more than $25.0 million, which includes estimated capital expenditures associated with recent acquisitions.

The expectations with respect to projected sales, costs, earnings and debt levels in this "Fiscal 2002 Outlook" are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, the Company's estimates for concrete placement activity, housing starts and the U.S. and European economies generally; the Company's expectations as to when it will receive sales orders and payments; the Company's ability to achieve cost reductions, including in its fire and emergency and domestic refuse businesses; the anticipated level of sales and margins associated with the Family of Heavy Tactical Vehicles contract, international defense truck sales and full-rate production under the MTVR program; the Company's estimates for capital expenditures of municipalities for fire and emergency and refuse products and of commercial waste haulers; the expected level of sales and operating income of, and success of integration measures relating to, the Geesink Norba Group; the Company's ability to sustain market share gains by its fire and emergency and refuse products businesses; the Company's planned spending on product development and bid and proposal activities for defense program competitions; anticipated increased defense spending as a result of the war on terrorism; the Company's estimates for debt levels and associated interest costs; and that the Company does not complete any acquisitions. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company's ability to achieve the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2001 and have not materially changed since that report was filed.

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                DECEMBER 31, 2001

ITEM 1 LEGAL PROCEEDINGS

      None.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

      None.

(b)        Reports on Form 8-K

      Current Report on Form 8-K dated November 1, 2001, reporting the announcement of the Company's earnings for the fourth quarter and the fiscal year ended September 30, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OSHKOSH TRUCK CORPORATION

February 14, 2002                      /S/  R. G. Bohn
                                       -----------------------------------------
                                       R. G. Bohn
                                       Chairman, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


February 14, 2002                      /S/ C. L. Szews
                                       -----------------------------------------
                                       C. L. Szews
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



February 14, 2002                      /S/ T. J. Polnaszek
                                       -----------------------------------------
                                        T. J. Polnaszek
                                       Vice President and Controller
                                       (Principal Accounting Officer)