Form 10-Q
period 2002-03-31
OSHKOSH TRUCK CORP
filed 2002-05-01
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2002.

                                       or

( ) Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       for the Transition period from               to
                                      -------------    -----------------------

Commission File Number   0-13886
                       -------------

                            Oshkosh Truck Corporation
                  -------------------------------------------
             [Exact name of registrant as specified in its charter]

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

                                      None
                   -------------------------------------------
         [Former name, former address and former fiscal year, if changed since last report]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes    X       No
                                                 ---         --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock Outstanding as of April 24, 2002:            417,301

Common Stock Outstanding as of April 24, 2002:                 16,465,482

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                                                            Page

Part I.        Financial Information

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Statements of Income
                    - Three Months and Six Months Ended
                         March 31, 2002 and 2001 ........................... 3

               Condensed Consolidated Balance Sheets
                    - March 31, 2002 and September 30, 2001 ................ 4

               Condensed Consolidated Statement of Shareholders' Equity
                    - Six Months Ended March 31, 2002 ...................... 5

               Condensed Consolidated Statements of Cash Flows
                    - Six Months Ended March 31, 2002 and 2001 ............. 6

               Notes to Condensed Consolidated Financial Statements
                    - March 31, 2002 ....................................... 7

     Item 2.   Management's Discussion and Analysis of Consolidated
                    Financial Condition and Results of Operations ..........24

     Item 3.   Quantitative and Qualitative Disclosure of Market Risk ......36

Part II.       Other Information

     Item 1.   Legal Proceedings ...........................................37

     Item 6.   Exhibits and Reports on Form 8-K ............................37

Signatures .................................................................38

                      PART I. ITEM 1. FINANCIAL INFORMATION
                            OSHKOSH TRUCK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                                 Three Months Ended                   Six Months Ended
                                                                      March 31,                           March 31,
                                                               2002               2001             2002              2001
                                                               ----               ----             ----              ----
                                                                       (In thousands, except per share amounts)
Net sales                                                  $    415,605       $    343,367      $    777,098     $    625,895
Cost of sales                                                   356,109            292,863           667,578          532,124
                                                           ------------       ------------      ------------     ------------
Gross income                                                     59,496             50,504           109,520           93,771
Operating expenses:
  Selling, general and administrative                            34,439             26,526            65,244           49,145
  Amortization of goodwill and purchased
    intangibles                                                   1,475              2,946             2,915            5,810
                                                           ------------       ------------      ------------     ------------
      Total operating expenses                                   35,914             29,472            68,159           54,955
                                                           ------------       ------------      ------------     ------------
Operating income                                                 23,582             21,032            41,361           38,816
Other income (expense):
  Interest expense                                               (5,617)            (5,160)          (12,039)          (9,818)
  Interest income                                                   271                310               556              479
  Miscellaneous, net                                                 51                  5              (199)               5
                                                           -------------      ------------      ------------     ------------
                                                                 (5,295)            (4,845)          (11,682)          (9,334)
                                                           ------------       ------------      ------------     ------------
Income before income taxes and equity in earnings
  of unconsolidated partnership                                  18,287             16,187            29,679           29,482
Provision for income taxes                                        6,706              5,292            10,010           10,667
                                                           ------------       ------------      ------------     ------------
                                                                 11,581             10,895            19,669           18,815
Equity in earnings of unconsolidated
  partnership, net of income taxes                                  586                389             1,106              692
                                                           ------------       ------------      ------------     ------------
Net income                                                 $     12,167       $     11,284      $     20,775     $     19,507
                                                           ============       ============      ============     ============


Earnings per share                                         $      0.72        $      0.68       $      1.24      $      1.17
                                                           ===========        ===========       ===========      ===========

Earnings per share assuming dilution                       $      0.70        $      0.66       $      1.21      $      1.14
                                                           ===========        ===========       ===========      ===========

Cash dividends:
  Class A Common Stock                                     $   0.07500        $   0.07500       $   0.15000      $   0.15000
  Common Stock                                             $   0.08625        $   0.08625       $   0.17250      $   0.17250


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              March 31,           September 30,
                                                                2002                   2001
                                                                ----                   ----
                                                             (Unaudited)
                                                                      (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                              $         13,024       $    11,312
  Receivables, net                                                164,297           211,405
  Inventories                                                     252,712           258,038
  Prepaid expenses                                                  6,893             6,673
  Deferred income taxes                                            21,213            15,722
                                                         ----------------       -----------
      Total current assets                                        458,139           503,150
Investment in unconsolidated partnership                           21,635            18,637
Other long-term assets                                             11,509            11,770
Property, plant and equipment                                     246,825           244,166
Less accumulated depreciation                                    (110,380)         (102,238)
                                                         ----------------       -----------
  Net property, plant and equipment                               136,445           141,928
Purchased intangible assets, net                                  102,952           121,643
Goodwill                                                          298,206           292,140
                                                         ----------------       -----------
Total assets                                             $      1,028,886       $ 1,089,268
                                                         ================       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $         95,272       $   107,864
  Floor plan notes payable                                         18,646            19,271
  Customer advances                                                91,746            58,070
  Payroll-related obligations                                      27,996            27,084
  Income taxes                                                     11,115            25,221
  Accrued warranty                                                 18,915            18,338
  Other current liabilities                                        46,148            46,322
  Revolving credit facility and current
    maturities of long-term debt                                   16,292            77,031
                                                         ----------------       -----------
      Total current liabilities                                   326,130           379,201
Long-term debt                                                    265,951           282,249
Deferred income taxes                                              33,888            40,334
Other long-term liabilities                                        39,582            40,458
Commitments and contingencies
Shareholders' equity                                              363,335           347,026
                                                         ----------------       -----------
Total liabilities and shareholders' equity               $      1,028,886       $ 1,089,268
                                                         ================       ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)
                                                                                          Accumulated
                                                                         Common Stock        Other
                               Common       Paid-In        Retained       in Treasury    Comprehensive
                                Stock       Capital        Earnings         at Cost          Loss           Total
                                -----       -------        --------         -------          ----           -----
                                                                  (In thousands)
Balance at
  September 30, 2001        $     178      $ 110,330      $ 246,915       $ (10,195)      $    (202)      $ 347,026

Comprehensive
  income:

  Net income                     --             --           20,775            --              --            20,775

  Loss on derivative
    instruments (net
    of income tax
    benefit of $8)               --             --             --              --               (15)            (15)

  Currency
    translation
    adjustments                  --             --             --              --            (6,081)         (6,081)
                                                                                                          ---------
  Comprehensive
    income                                                                                                   14,679
                                                                                                          ---------
Cash dividends:
  Class A Common
    Stock                        --             --              (62)           --              --               (62)

  Common Stock                   --             --           (2,826)           --              --            (2,826)
Exercise of stock
  options                        --              326           --             1,615            --             1,941

Tax benefit related to
  stock options
  exercised                      --            2,577           --              --              --             2,577
                            ---------      ---------      ---------       ---------       ---------       ---------
Balance at
  March 31, 2002            $     178      $ 113,233      $ 264,802       $  (8,580)      $  (6,298)      $ 363,335
                            =========      =========      =========       =========       =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                  Six Months Ended
                                                                      March 31,
                                                                  2002           2001
                                                                  ----           ----
                                                                    (In thousands)
Operating activities:
  Net income                                                    $ 20,775       $ 19,507
  Non-cash adjustments                                             4,597         11,714
  Changes in operating assets and liabilities                     60,494        (47,324)
                                                                --------       --------
    Net cash provided from (used for) operating activities        85,866        (16,103)

Investing activities:
  Acquisition of businesses, net of cash acquired                   --          (26,423)
  Additions to property, plant and equipment                      (4,873)        (9,311)
  Proceeds from sale of property, plant and equipment                  1             25
  Increase in other long-term assets                              (1,305)        (4,598)
                                                                --------       --------
    Net cash used for investing activities                        (6,177)       (40,307)

Financing activities:
  Net borrowings (repayments) under revolving credit
    facility                                                     (55,200)        54,800
  Repayment of long-term debt                                    (21,830)        (4,310)
  Dividends paid                                                  (2,875)        (2,866)
  Other                                                            1,941            196
                                                                --------       --------
    Net cash provided from (used for) financing activities       (77,964)        47,820

Effect of exchange rate changes on cash                              (13)          --
                                                                --------       --------

Increase(decrease) in cash and cash equivalents                    1,712         (8,590)

Cash and cash equivalents at beginning of period                  11,312         13,569
                                                                --------       --------

Cash and cash equivalents at end of period                      $ 13,024       $  4,979
                                                                ========       ========

Supplementary disclosures:
  Depreciation and amortization                                 $ 12,249       $ 13,441
  Cash paid for interest                                          12,203          8,921
  Cash paid for income taxes                                      27,495         11,291


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 annual report to shareholders.

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

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

                                                 Three Months Ended               Six Months Ended
                                                      March 31,                       March 31,
                                                      ---------                       ---------
                                                 2002            2001            2002             2001
                                                 ----            ----            ----             ----
Denominator for basic earnings per share      16,788,624      16,677,864      16,751,675      16,673,340
Effect of dilutive options and incentive
  compensation awards                            491,892         442,367         458,159         423,556
                                              ----------      ----------      ----------      ----------
Denominator for dilutive earnings
  per share                                   17,280,516      17,120,231      17,209,834      17,096,896
                                              ==========      ==========      ==========      ==========

4. INVENTORIES

Inventories consist of the following:

                                                   March 31,      September 30,
                                                     2002             2001
                                                     ----             ----
                                                       (In thousands)
Finished products                                 $  56,294       $  64,049
Partially finished products                         103,416         104,955
Raw materials                                       116,246         122,484
                                                  ---------       ---------
Inventories at FIFO cost                            275,956         291,488
Less: Progress/performance-based payments on
        U.S. government contracts                    (9,475)        (20,831)
      Excess of FIFO cost over LIFO cost            (13,769)        (12,619)
                                                  ---------       ---------
                                                  $ 252,712       $ 258,038
                                                  =========       =========

Title to all inventories related to government contracts, which provide for progress payments, vests with the government to the extent of unliquidated progress/performance-based payments.

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company elected to adopt early the standard effective the beginning of fiscal 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill totaling $301.5 million as of the beginning of fiscal 2002, including the following purchased intangible assets that were subsumed into goodwill (net of related deferred income tax liabilities of $6.0 million): $2.9 million of assembled workforce intangible assets, $2.7 million of going concern/immediate use intangible assets and $9.8 million of internal sales force intangible assets. Due to indefinite lives, the Company also ceased amortizing trade names totaling $5.4 million as of the beginning of fiscal 2002. As a result, during the three and six month periods ended March 31, 2002, the Company did not recognize amortization of goodwill and trade names totaling $1.7 million and $3.2 million, respectively, that would have been recognized had the previous standards been in effect. The following table presents the impact of SFAS No. 142 on net income and net income per share had the standard been in effect for the three and six month periods ended March 31, 2001 (in thousands, except per share amounts):

                                                         Three Months Ended            Six Months Ended
                                                              March 31,                     March 31,
                                                         2002          2001           2002            2001
                                                         ----          ----           ----            ----
Reported net income                                  $   12,167      $ 11,284       $   20,775      $ 19,507
Adjustments:
  Amortization of goodwill                                 --           1,511             --           2,933
  Amortization of assets previously classified
    as purchased intangible assets:
      Assembled workforce                                  --             164             --             327
      Internal sales force                                 --              67             --             135
      Going concern/immediate use                          --              18             --              37
      Trade names                                          --              10             --              20
  Income tax effect                                        --            (106)            --            (209)
                                                     ----------      --------       ----------      --------

  Net adjustments                                          --           1,664             --           3,243
                                                     ----------      --------       ----------      --------
Adjusted net income                                  $   12,167      $ 12,948       $   20,775      $ 22,750
                                                     ==========      ========       ==========      ========

Reported net income per share                        $     0.72      $   0.68       $     1.24      $   1.17
Adjusted net income per share                              0.72          0.78             1.24          1.36
Reported net income per share assuming dilution            0.70          0.66             1.21          1.14
Adjusted net income per share assuming dilution            0.70          0.76             1.21          1.33


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

The following tables present details of the Company's total purchased intangible assets (dollars in thousands):

                                              Weighted
                                               Average                          Accumulated
March 31, 2002                                  Life              Gross         Amortization         Net
--------------                                  ----              -----         ------------         ---
                                               (years)
Amortizable:
  Distribution network                          40.0        $     53,000         $    (7,326)     $ 45,674
  Non-compete                                   14.5              40,106             (10,857)       29,249
  Technology-related                            17.9              20,076              (3,464)       16,612
  Other                                         15.0               6,800                (611)        6,189
                                                             -----------          ----------       -------
                                                26.3             119,982             (22,258)       97,724
Non-amortizable-Trade names                                        5,429                (201)        5,228
                                                             -----------          ----------       -------
  Total                                                     $    125,411         $   (22,459)     $102,952
                                                             ===========          ==========       =======
                                              Weighted
                                               Average                          Accumulated
September 30, 2001                              Life              Gross         Amortization          Net
------------------                              ----              -----         ------------          ---
                                               (years)
Amortizable:
  Distribution network                          40.0        $     53,000         $    (6,664)     $ 46,336
  Non-compete                                   14.5              40,106              (9,400)       30,706
  Technology-related                            17.9              20,247              (2,867)       17,380
  Assembled workforce                           11.3               5,600              (2,678)        2,922
  Internal sales force                          40.0              10,800                (968)        9,832
  Going concern/immediate use                   40.0               3,000                (319)        2,681
  Trade names                                   22.1               5,603                (201)        5,402
  Other                                         15.0               6,800                (416)        6,384
                                                             -----------          ----------       -------
    Total                                       26.9        $    145,156         $   (23,513)     $121,643
                                                             ===========          ==========       =======

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

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Fiscal year                                               Amount
-----------                                               ------

2002 (remaining six months)                               $3,013
2003                                                       5,966
2004                                                       5,966
2005                                                       5,920
2006                                                       5,699

The following table presents the changes in goodwill during the first six months of fiscal 2002 allocated to the reportable segments (in thousands):


                        Balance at                                  Balance at
                       September 30,                                 March 31,
        Segment            2001       Acquired     Adjustments        2002
        -------            ----       --------     -----------        ----

Commercial             $  194,963     $     536      $  3,365      $  198,864
Fire and emergency         97,177            --         2,165          99,342
Defense                        --            --            --              --
                        ---------      --------       -------       ---------
  Total                $  292,140     $     536      $  5,530      $  298,206
                        =========      ========       =======       =========

The adjustments during the first six months of fiscal 2002 included a reduction of $3.9 million resulting from currency translation adjustments and reclassification of the net book value of recorded assets subsumed into goodwill upon adoption of SFAS No. 142, including: assembled workforce assets of $2.9 million, going-concern/immediate use assets of $2.7 million and internal sales force asset of $9.8 million, net of related deferred tax liabilities of $6.0 million. The internal sales force asset subsumed into goodwill neither arose from contractual or other legal rights nor was it separable.

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

Proforma unaudited consolidated operating results of the Company for the six months ended March 31, 2001, assuming the Geesink Norba Group and Medtec had been acquired as of October 1, 2000, is summarized below (in thousands):

Net sales                                                   $690,034
Net income                                                    20,475

Earnings per share                                          $   1.23

Earnings per share assuming dilution                        $   1.20


7. LONG-TERM DEBT

The Company has outstanding a senior credit facility consisting of a $170.0 million revolving credit facility ("Revolving Credit Facility") with $10.0 million outstanding at March 31, 2002, a Term Loan A with $42.0 million outstanding at March 31, 2002 and a Term Loan B with $128.3 million outstanding at March 31, 2002. The Revolving Credit Facility and the Term Loan A mature in January 2006 and the Term Loan B matures in January 2007.

At March 31, 2002, $10.0 million of outstanding borrowings and $26.1 million of outstanding letters of credit reduced available capacity under the Revolving Credit Facility to $133.9 million.

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

Certain of the Company's subsidiaries have outstanding debt to third parties totaling $1.9 million as of March 31, 2002.

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

As to one such Superfund site, Pierce is one of 393 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently, a report of the remedial investigation/ feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at March 31, 2002. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company's final share of liability.

The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and that it has established adequate reserves for the matter as of March 31, 2002. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

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

The Company has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements totaling approximately $1.0 million at March 31, 2002. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $153.7 million and open standby letters of credit issued by the Company's bank in favor of third parties totaling approximately $26.1 million at March 31, 2002.

9. BUSINESS SEGMENT INFORMATION

                                                                       Three Months Ended                Six Months Ended
                                                                           March 31,                         March 31,
                                                                     2002             2001            2002              2001
                                                                     ----             ----            ----              ----
                                                                         (In thousands)                    (In thousands)
Net sales to unaffiliated customers:
  Commercial                                                      $169,978         $147,343         $299,407          $254,380
  Fire and emergency                                               119,682          116,007          215,548           209,753
  Defense                                                          127,126           80,327          263,701           162,072
  Intersegment eliminations                                         (1,181)            (310)          (1,558)             (310)
                                                                  --------         --------         --------          --------
    Consolidated                                                  $415,605         $343,367         $777,098          $625,895
                                                                  ========         ========         ========          ========

Operating income (loss):
  Commercial                                                      $ 12,161         $  7,640         $ 19,457          $ 13,812
  Fire and emergency                                                11,610           10,850           19,363            18,205
  Defense                                                            5,087            6,779           13,129            15,325
  Corporate and other                                               (5,276)          (4,237)         (10,588)           (8,526)
                                                                  --------         --------         --------          --------
    Consolidated operating income                                   23,582           21,032           41,361            38,816
Net interest expense                                                (5,346)          (4,850)         (11,483)           (9,339)
Miscellaneous other                                                     51                5             (199)                5
                                                                  --------         --------         --------          --------
Income before income taxes and equity in
  earnings of unconsolidated partnership                          $ 18,287         $ 16,187         $ 29,679          $ 29,482
                                                                  ========         ========         ========          ========

                                                                                                March 31,          September 30,
                                                                                                  2002                  2001
                                                                                                  ----                  ----
                                                                                                        (In thousands)
Identifiable assets:
  Commercial                                                                                   $  579,431            $  594,845
  Fire and emergency                                                                              317,005               315,565
  Defense                                                                                         126,835               168,400
  Corporate and other                                                                               5,615                10,458
                                                                                               ----------            ----------
    Consolidated                                                                               $1,028,886            $1,089,268
                                                                                               ==========            ==========

10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for:
(a) the Company; (b) on a combined basis, the guarantors of the senior subordinated notes, which include all wholly-owned subsidiaries of the Company ("Subsidiary Guarantors") other than Geesink Norba Group, McNeilus Financial Services, Inc., Oshkosh/McNeilus Financial Services, Inc., and Oshkosh Equipment Finance, LLC which are the only non-guarantor subsidiaries of the Company ("Non-Guarantor Subsidiaries"), and (c) on a combined basis, the Non-Guarantor Subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

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

                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)
                                                                 Subsidiary      Non-Guarantor
                                                 Company         Guarantors      Subsidiaries       Eliminations      Consolidated
                                                 -------         ----------      ------------       ------------      ------------
                                                                                 (In thousands)
Net sales                                      $  170,201        $  219,837      $    32,455        $   (6,888)       $   415,605
Cost of sales                                     151,556           186,813           24,480            (6,740)           356,109
                                               ----------        ----------      -----------        ----------        -----------
Gross income                                       18,645            33,024            7,975              (148)            59,496

Operating expenses:
  Selling, general and
    administrative                                 13,626            15,449            5,364                --             34,439
  Amortization of purchased
    intangibles                                         1             1,412               62                --              1,475
                                               ----------        ----------      -----------        ----------        -----------
Total operating expenses                           13,627            16,861            5,426                --             35,914
                                               ----------        ----------      -----------        ----------        -----------
Operating income                                    5,018            16,163            2,549              (148)            23,582

Other income (expense):
  Interest expense                                 (6,237)           (5,967)              12             6,575             (5,617)
  Interest income                                   5,086             1,760               --            (6,575)               271
  Miscellaneous, net                                3,298            (3,353)             106                --                 51
                                               ----------        ----------      ------------       ----------        -----------
                                                    2,147            (7,560)             118                --             (5,295)
                                               ----------        ----------      ------------       ----------        -----------
Income before items noted below                     7,165             8,603            2,667              (148)            18,287
Provision for income taxes                          2,651             3,175              934               (54)             6,706
                                               ----------        ----------      -----------        -----------       -----------
                                                    4,514             5,428            1,733               (94)            11,581
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                               7,653               306              586            (7,959)               586
                                               ----------       -----------      -----------        ----------        -----------
Net income                                     $   12,167       $     5,734      $     2,319        $   (8,053)       $    12,167
                                               ==========       ===========      ===========        ==========        ===========


                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                    For the Three Months Ended March 31, 2001
                                   (Unaudited)
                                                                 Subsidiary      Non-Guarantor
                                                  Company        Guarantors      Subsidiaries       Eliminations     Consolidated
                                                  -------        ----------      ------------       ------------     ------------
                                                                                (In thousands)
Net sales                                      $  127,002        $  226,434      $        --        $  (10,069)       $   343,367
Cost of sales                                     110,379           192,475               --            (9,991)           292,863
                                               ----------        ----------      -----------        -----------       -----------
Gross income                                       16,623            33,959               --               (78)            50,504

Operating expenses:
  Selling, general and
    administrative                                 10,942            15,584               --                --             26,526
  Amortization of goodwill and
    purchased intangibles                              --             2,946               --                --              2,946
                                               ----------        ----------      -----------        ----------        -----------
Total operating expenses                           10,942            18,530               --                --             29,472
                                               ----------        ----------      -----------        ----------        -----------
Operating income                                    5,681            15,429               --               (78)            21,032

Other income (expense):
  Interest expense                                 (5,621)           (6,114)              --             6,575             (5,160)
  Interest income                                   5,075             1,810               --            (6,575)               310
  Miscellaneous, net                                2,180            (2,175)              --                --                  5
                                               ----------        ----------      -----------        ----------        -----------
                                                    1,634            (6,479)              --                --             (4,845)
                                               ----------        ----------      -----------        ----------        -----------

Income before items noted below                     7,315             8,950               --               (78)            16,187
Provision for income taxes                          1,483             3,839               --               (30)             5,292
                                               ----------        ----------       ----------        -----------       -----------

                                                    5,832             5,111               --               (48)            10,895
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                               5,452               389              389            (5,841)               389
                                               ----------       -----------      -----------        -----------       -----------
Net income                                     $   11,284       $     5,500      $       389        $   (5,889)       $    11,284
                                               ==========       -==========      ===========        ===========       ===========


                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                     For the Six Months Ended March 31, 2002
                                   (Unaudited)
                                                                Subsidiary     Non-Guarantor
                                                 Company        Guarantors     Subsidiaries      Eliminations      Consolidated
                                                 -------        ----------     ------------      ------------      ------------
                                                                               (In thousands)
Net sales                                      $  331,891       $  394,002     $    61,740        $  (10,535)      $   777,098
Cost of sales                                     295,281          335,439          47,238           (10,380)          667,578
                                               ----------       ----------     -----------        -----------      -----------
Gross income                                       36,610           58,563          14,502              (155)          109,520

Operating expenses:
  Selling, general and
    administrative                                 26,381           28,932           9,931                --            65,244
  Amortization of purchased
    intangibles                                         1            2,787             127                --             2,915
                                               ----------       ----------     -----------        ----------       -----------
Total operating expenses                           26,382           31,719          10,058                --            68,159
                                               ----------       ----------     -----------        ----------       -----------
Operating income                                   10,228           26,844           4,444              (155)           41,361

Other income (expense):
  Interest expense                                (13,307)         (11,862)            (20)           13,150           (12,039)
  Interest income                                  10,174            3,532              --           (13,150)              556
  Miscellaneous, net                                6,253           (6,351)           (101)               --              (199)
                                               ----------         --------     ------------       ----------         ---------
                                                    3,120          (14,681)           (121)               --           (11,682)
                                               ----------         ---------    ------------       ----------         ---------
Income before items noted below                    13,348           12,163           4,323              (155)           29,679
Provision for income taxes                          4,068            4,485           1,514               (57)           10,010
                                               ----------         --------     -----------        -----------        ---------
                                                    9,280            7,678           2,809               (98)           19,669
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                              11,495            1,148           1,106           (12,643)            1,106
                                               ----------         --------     -----------        -----------        ---------
Net income                                     $   20,775         $  8,826     $     3,915        $  (12,741)        $  20,775
                                               ==========         ========     ===========        ===========        =========

                            OSHKOSH TRUCK CORPORATION
                  Condensed Consolidating Statements of Income
                     For the Six Months Ended March 31, 2001
                                   (Unaudited)
                                                                 Subsidiary      Non-Guarantor
                                                  Company        Guarantors      Subsidiaries       Eliminations      Consolidated
                                                  -------        ----------      ------------       ------------      ------------
                                                                                 (In thousands)
Net sales                                      $  235,118      $    403,606       $        --       $  (12,829)       $  625,895
Cost of sales                                     203,668           341,359                --          (12,903)          532,124
                                               ----------      ------------       -----------       -----------       ----------
Gross income                                       31,450            62,247                --               74            93,771

Operating expenses:
  Selling, general and
    administrative                                 20,311            28,903               (69)              --            49,145
  Amortization of goodwill and
    purchased intangibles                              --             5,810                --               --             5,810
                                               ----------      ------------       -----------       ----------        ----------
Total operating expenses                           20,311            34,713               (69)              --            54,955
                                               ----------      ------------                         ----------        ----------
Operating income                                   11,139            27,534                69               74            38,816

Other income (expense):
  Interest expense                                (11,132)          (11,836)               --           13,150            (9,818)
  Interest income                                  10,110             3,519                --          (13,150)              479
  Miscellaneous, net                                4,908            (4,903)               --               --                 5
                                               ----------      ------------       -----------       ----------        ----------
                                                    3,886           (13,220)               --               --            (9,334)
                                               ----------      -------------      -----------       ----------        ----------
Income before items noted below                    15,025            14,314                69               74            29,482
Provision for income taxes                          4,249             6,365                26               27            10,667
                                              -----------      ------------       -----------       ----------      ------------
                                                   10,776             7,949                43               47            18,815
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                               8,731               692               692           (9,423)              692
                                               ----------      ------------       -----------       ----------        ----------
Net income                                     $   19,507      $      8,641       $       735       $   (9,376)       $   19,507
                                               ==========      ============       ===========       ==========        ==========

                            OSHKOSH TRUCK CORPORATION
                     Condensed Consolidating Balance Sheets
                                 March 31, 2002
                                   (Unaudited)
                                                                Subsidiary      Non-Guarantor
                                                  Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                  -------       ----------      ------------      ------------      ------------
                                                                                (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                      $   7,581      $      810       $   4,633        $         --     $     13,024
  Receivables, net                                  58,143          73,440          36,888              (4,174)         164,297
  Inventories                                       83,788         143,971          25,139                (186)         252,712
  Prepaid expenses and other                        17,738           9,579             789                  --           28,106
                                                 ---------      ----------       ---------        ------------     ------------
     Total current assets                          167,250         227,800          67,449              (4,360)         458,139
Investment in and advances to:
  Subsidiaries                                     538,799          13,058              --            (551,857)              --
  Unconsolidated partnership                            --              --          21,635                  --           21,635
Other long-term assets                               6,540           4,806             163                  --           11,509
Net property, plant and equipment                   34,683          84,513          17,249                  --          136,445
Goodwill and purchased intangible
  assets, net                                           23         307,827          93,308                  --          401,158
                                                 ---------      ----------       ---------        ------------     ------------
Total assets                                     $ 747,295      $  638,004       $ 199,804        $   (556,217)    $  1,028,886
                                                 =========      ==========       =========        ============     ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $  33,974      $   40,508       $  24,964        $     (4,174)    $     95,272
  Floor plan notes payable                              --          18,646              --                  --           18,646
  Customer advances                                  5,564          86,182              --                  --           91,746
  Payroll-related obligations                        9,866          12,156           5,974                  --           27,996
  Income taxes                                       8,996              --           2,119                  --           11,115
  Accrued warranty                                  10,681           6,727           1,507                  --           18,915
  Other current liabilities                         16,485          28,179           1,484                  --           46,148
  Revolving credit facility and
    current maturities of long-term
    debt                                            16,000             249              43                  --           16,292
                                                 ---------      ----------       ---------        ------------     ------------
     Total current liabilities                     101,566         192,647          36,091              (4,174)         326,130
Long-term debt                                     264,250           1,591             110                  --          265,951
Deferred income taxes                               (6,090)         28,512          11,466                  --           33,888
Other long-term liabilities                         24,234          15,348              --                  --           39,582
Commitments and contingencies
Investments by and advances from
  (to) parent                                           --         399,906         152,137            (552,043)            --
Shareholders' equity                               363,335              --              --                  --          363,335
                                                 ---------      ----------       ---------        ------------     ------------
Total liabilities and shareholders'
  equity                                        $  747,295      $  638,004      $  199,804        $   (556,217)    $  1,028,886
                                                ==========      ==========       =========        ============     ============


                            OSHKOSH TRUCK CORPORATION
                     Condensed Consolidating Balance Sheets
                               September 30, 2001
                                   (Unaudited)
                                                                Subsidiary      Non-Guarantor
                                                  Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                  -------       ----------      ------------      ------------      ------------
                                                                                (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                      $   4,726      $    3,394       $   3,192        $         --     $     11,312
  Receivables, net                                 104,662          74,814          33,633              (1,704)         211,405
  Inventories                                       82,873         145,635          29,561                 (31)         258,038
  Prepaid expenses and other                        11,525           9,644           1,226                  --           22,395
                                                 ---------      ----------       ---------        ------------     ------------
     Total current assets                          203,786         233,487          67,612              (1,735)         503,150
Investment in and advances to:
  Subsidiaries                                     575,807           8,591              --            (584,398)              --
  Unconsolidated partnership                            --              --          18,637                  --           18,637
Other long-term assets                               6,940           4,729             101                  --           11,770
Net property, plant and equipment                   36,286          88,783          16,859                  --          141,928
Goodwill and purchased intangible
  assets, net                                           24         316,635          97,124                  --          413,783
                                                 ---------      ----------       ---------        ------------     ------------
Total assets                                     $ 822,843      $  652,225       $ 200,333        $   (586,133)    $  1,089,268
                                                 =========      ==========       =========        ============     ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $  41,703      $   42,143       $  25,722        $     (1,704)    $    107,864
  Floor plan notes payable                              --          19,271              --                  --           19,271
  Customer advances                                  3,568          54,502              --                  --           58,070
  Payroll-related obligations                        8,881          12,483           5,720                  --           27,084
  Income taxes                                      24,013              --           1,208                  --           25,221
  Accrued warranty                                   8,813           7,799           1,726                  --           18,338
  Other current liabilities                         18,624          27,567             131                  --           46,322
  Revolving credit facility and
    current maturities of long-term
    debt                                            76,600             426               5                  --           77,031
                                                 ---------      ----------       ---------        ------------     ------------
     Total current liabilities                     182,202         164,191          34,512              (1,704)         379,201
Long-term debt                                     280,250           1,812             187                  --          282,249
Deferred income taxes                               (5,764)         35,119          10,979                  --           40,334
Other long-term liabilities                         23,791          16,667              --                  --           40,458
Commitments and contingencies
Investments by and advances from
  (to) parent                                           --         434,436         154,655            (589,091)            --
Shareholders' equity                               342,364              --              --               4,662          347,026
                                                 ---------      ----------       ---------        ------------     ------------
Total liabilities and shareholders'
  Equity                                        $  822,843      $  652,225       $ 200,333        $   (586,133)    $  1,089,268
                                                ==========      ==========       =========        ============     ============


                            OHKOSH TRUCK CORPORATION
                Condensed Consolidating Statements of Cash Flows
                     For the Six Months Ended March 31, 2002
                                   (Unaudited)
                                                        Subsidiary    Non-Guarantor
                                          Company       Guarantors     Subsidiaries   Eliminations   Consolidated
                                          -------       ----------     ------------   ------------   ------------
                                                                      (In thousands)
Operating activities:
  Net income                              $ 20,775       $  8,826       $  3,915       $(12,741)      $ 20,775
  Non-cash adjustments                      (2,994)         7,441            150             --          4,597
  Changes in operating assets and
    liabilities                             29,564         30,500            275            155         60,494
                                          --------       --------       --------       --------       --------
  Net cash provided from operating
    activities                              47,345         46,767          4,340        (12,586)        85,866

Investing activities:
  Investments in and advances to
    subsidiaries                            34,343        (47,810)         1,168         12,299             --
  Additions to property, plant and
    equipment                               (1,161)        (1,287)        (2,425)            --         (4,873)
  Other                                       (138)           144         (1,310)            --         (1,304)
                                          --------       --------       --------       --------       --------
  Net cash provided from (used for)
    investing activities                    33,044        (48,953)        (2,567)        12,299         (6,177)

Financing activities:
  Net repayments under
    revolving credit facility              (55,200)            --             --             --        (55,200)
  Repayment of long-term debt              (21,400)          (398)           (32)            --        (21,830)
  Dividends paid                            (2,875)            --             --             --         (2,875)
  Other                                      1,941             --             --             --          1,941
                                          --------       --------       --------       --------       --------
  Net cash used for financing
    activities                             (77,534)          (398)           (32)            --        (77,964)
Effect of exchange rate changes on
  cash                                          --             --           (300)           287            (13)
                                          --------       --------       --------       --------       --------

Increase (decrease) in cash and cash
  equivalents                                2,855         (2,584)         1,441             --          1,712
Cash and cash equivalents at
  beginning of period                        4,726          3,394          3,192             --         11,312
                                          --------       --------       --------       --------       --------
Cash and cash equivalents at end of
  period                                  $  7,581       $    810       $  4,633       $     --       $ 13,024
                                          ========       ========       ========       ========       ========


                            OSHKOSH TRUCK CORPORATION
                Condensed Consolidating Statements of Cash Flows
                     For the Six Months Ended March 31, 2001
                                   (Unaudited)
                                                           Subsidiary      Non-Guarantor
                                             Company       Guarantors      Subsidiaries      Eliminations     Consolidated
                                             -------       ----------      ------------      ------------     ------------
                                                                          (In thousands)
Operating activities:
  Net income                                $ 19,507         $  8,641         $    735         $ (9,376)        $ 19,507
  Non-cash adjustments                         3,991            9,514           (1,791)              --           11,714
  Changes in operating assets and
    liabilities                              (33,910)         (13,455)             115              (74)         (47,324)
                                            --------         --------         --------         --------         --------
  Net cash provided from (used for)
    operating activities                     (10,412)           4,700             (941)          (9,450)         (16,103)

Investing activities:
  Acquisition of businesses, net of
    cash acquired                             (4,583)         (21,840)              --               --          (26,423)
  Investments in and advances to
    subsidiaries                             (34,607)          23,265            1,892            9,450               --
  Additions to property, plant and
    equipment                                 (7,794)          (1,517)              --               --           (9,311)
  Other                                         (417)          (3,225)            (931)              --           (4,573)
                                            --------         --------         --------         --------         --------
  Net cash provided from (used for)
    investing activities                     (47,401)          (3,317)             961            9,450          (40,307)

Financing activities:
  Net borrowings under revolving
    credit facility                           54,800               --               --               --           54,800
  Repayment of long-term debt                 (4,000)            (254)             (56)              --           (4,310)
  Dividends paid                              (2,866)              --               --               --           (2,866)
  Other                                          196               --               --               --              196
                                            --------         --------         --------         --------         --------
  Net cash provided from (used for)
    financing activities                      48,130             (254)             (56)              --           47,820
                                            --------         --------         --------         --------         --------
Increase (decrease) in cash and cash
  equivalents                                 (9,683)           1,129              (36)              --           (8,590)
Cash and cash equivalents at
  beginning of period                         13,034              499               36               --           13,569
                                            --------         --------         --------         --------         --------
Cash and cash equivalents at end of
  period                                    $  3,351         $  1,628         $     --         $     --         $  4,979
                                            ========         ========         ========         ========         ========

Item 2. Oshkosh Truck Corporation
Management's Discussion and Analysis of
Consolidated Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain "forward-looking statements" that Oshkosh Truck Corporation (the "Company" or "Oshkosh") believes to be within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, targets, projected sales, costs, earnings, capital spending and debt levels, and plans and objectives of management for future operations, including those under the caption "Fiscal 2002 Outlook," are forward-looking statements. When used in this Form 10-Q, words such as the Company "may," "will," "expects," "intends," "estimates," "anticipates," "believes," "should" or "plans" or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company's commercial and fire and emergency markets, risks related to reductions in government expenditures, the uncertainty of government contracts, the challenges of identifying, completing and integrating future acquisitions, disruptions in the supply of parts or components from sole source suppliers and subcontractors, competition and risks associated with international operations and sales, including foreign currency fluctuations. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to the Company's Current Report on Form 8-K filed with the SEC on April 25, 2002. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

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

General

The major products manufactured and marketed by each of the Company's business segments are as follows:

Commercial -- concrete mixer systems, refuse truck bodies, mobile and stationary refuse compactors, refuse transfer stations, portable concrete batch plants and truck components sold to commercial ready-mix companies and commercial and municipal waste haulers in the U. S. and abroad.

Fire and emergency -- commercial and custom fire trucks, aircraft rescue and firefighting trucks, snow removal trucks, ambulances and other emergency vehicles primarily sold to fire departments, airports and other governmental units in the U. S. and abroad.

Defense -- heavy- and medium-payload tactical trucks and supply parts sold to the U. S. Military and to other militaries around the world.

Impact of September 11, 2001

The Company believes that the effects of the terrorist acts of September 11, 2001 on the Company may include an increase in customer orders for fire and emergency and defense vehicles and related parts if federal and municipal governments increase spending on defense and homeland security. Although the Company has received additional orders for such products as a result of the September 11 events, such orders to date have not been material and the Company cannot predict whether such orders will increase or decrease, or the timing of any potential orders arising from these events. Further, the Company believes that the impact of September 11 will include global increases in the costs of insurance for all businesses, including the Company, principally beginning in fiscal 2003. It is not possible to estimate the impact of anticipated insurance cost increases at this time.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment:

                                                         Second Quarter                     First Six Months
                                                             Fiscal                              Fiscal
                                                    2002              2001               2002              2001
                                                    ----              ----               ----              ----
                                                         (In thousands)                      (In thousands)

Net sales to unaffiliated customers:
  Commercial                                        $169,978         $147,343           $299,407          $254,380
  Fire and emergency                                 119,682          116,007            215,548           209,753
  Defense                                            127,126           80,327            263,701           162,072
  Intersegment eliminations                           (1,181)            (310)            (1,558)             (310)
                                                    --------         --------           --------          --------
    Consolidated                                    $415,605         $343,367           $777,098          $625,895
                                                    ========         ========           ========          ========

Second Quarter Fiscal 2002 Compared to 2001

Consolidated net sales increased 21.0% to $415.6 million for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. The Company's fiscal 2002 second quarter included the results of the Geesink Norba Group, which the Company acquired in July 2001. Excluding the impact of the Geesink Norba Group acquisition, net sales would have increased 11.6%. Consistent with a year-long trend, the Company had lower sales of higher-margin concrete placement products in its commercial segment and higher sales of lower-margin Medium Tactical Vehicle Replacement ("MTVR") trucks in its defense segment.

Commercial segment net sales increased 15.4% to $170.0 million for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. Excluding the impact of the Geesink Norba Group acquisition, commercial sales would have decreased 6.7%. Concrete placement product sales were down 11.8% in 2002 compared to 2001 as the Company was impacted by the U.S. economic recession. U.S. refuse truck body and parts sales increased 5.7% for the quarter and were favorably impacted by higher "body only" sales (truck body sales without the truck chassis) to the three largest U.S. waste haulers.

Fire and emergency segment net sales increased 3.2% to $119.7 million for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. These results are consistent with the Company's estimate of lower U.S. municipal spending for fire apparatus in the first half of fiscal 2002.

Defense segment net sales increased 58.3% to $127.1 million for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 largely as a result of a full quarter of full-rate production under the MTVR contract to supply medium-payload trucks to the U.S. Marines and increased parts sales. The Company produced at full-rate production under its MTVR contract for the entire second quarter ended March 31, 2002. During the second quarter ended March 31, 2001, the Company was in the process of ramping-up to full-rate production.

First Six Months Fiscal 2002 Compared to 2001

Consolidated net sales increased 24.2% to $777.1 million for the six months ended March 31, 2002 compared to the six months ended March 31, 2001. Excluding the impact of the Geesink Norba Group acquisition, net sales were up 14.3%.

Commercial segment net sales increased 17.7% to $299.4 million for the six months ended March 31, 2002 compared to the same period in the prior year. Excluding the impact of the Geesink Norba Group acquisition, commercial segment sales would have decreased 6.6%. Concrete placement sales were down 17.0% for the period compared to the same period in the prior year as the Company was impacted by the U.S. economic recession. U.S. refuse truck body and parts sales increased 15.2% for the period compared to the same period in the prior year and were favorably impacted by increased "body only" sales to the three largest U.S. waste haulers.

Fire and emergency segment net sales increased 2.8% to $215.5 million for the first six months of fiscal 2002 compared to the first six months of fiscal 2001. Strong sales of aircraft rescue and firefighting vehicles and snow vehicles were offset in part by lower U.S. municipal spending for fire apparatus.

Defense segment net sales increased 62.7% to $263.7 million for the six months ended March 31, 2002 compared to the six months ended March 31, 2001. Increased production and sales of MTVR trucks and increased parts sales were the major factors behind the defense segment sales increase. The Company produced at full-rate production under its MTVR contract for the entire six months ended March 31, 2002. During the six month period ended March 31, 2001 the Company was in the process of ramping-up to full-rate production.


Analysis of Consolidated Operating Income

The following table presents operating income by business segment:

                                                      Second Quarter                      First Six Months
                                                         Fiscal                                Fiscal
                                                 2002             2001                  2002            2001
                                                 ----             ----                  ----            ----
                                                      (In thousands)                    (In thousands)
Operating income (expense):
  Commercial                                  $   12,161      $    7,640             $   19,457       $13,812
  Fire and emergency                              11,610          10,850                 19,363        18,205
  Defense                                          5,087           6,779                 13,129        15,325
  Corporate and other                             (5,276)         (4,237)               (10,588)       (8,526)
                                              ----------      ----------             ----------      --------
    Consolidated operating
      income                                  $   23,582      $   21,032             $   41,361      $ 38,816
                                              ==========      ==========             ==========      ========

Second Quarter Fiscal 2002 Compared to 2001

Consolidated operating income increased 12.1% to $23.6 million, or 5.7% of sales, in the second quarter of fiscal 2002, compared to $21.0 million, or 6.1% of sales, in the second quarter of fiscal 2001. Excluding the impact of the Geesink Norba Group acquisition and adjusting for the elimination of goodwill and other indefinite-lived intangible assets as a result of the adoption of a new accounting standard, operating income would have been down 7.8%. Consistent with a year-long trend, the Company had lower sales of higher-margin concrete placement products in its commercial segment and higher sales of lower-margin MTVR trucks in its defense segment.

Commercial segment operating income increased 59.2% to $12.2 million, or 7.2% of sales, in the quarter compared to $7.6 million, or 5.2% of sales, in the prior year quarter. Excluding the results of the Geesink Norba Group and adjusting for the adoption of the new accounting standard on goodwill and indefinite-lived assets, operating income would have been up 12.2%, to 7.0% of sales, in the second quarter of fiscal 2002 compared to 5.8% of sales in the prior year second quarter. This improvement was largely due to higher margins on domestic refuse product sales resulting from improved manufacturing cost performance.

Fire and emergency operating income increased 7.0% to $11.6 million, or 9.7% of sales, in the quarter compared to $10.9 million, or 9.4% of sales, in the prior year second quarter. Excluding the impact of the adoption of the new accounting standard on accounting for goodwill and indefinite-lived intangible assets, operating income would have been flat compared to the prior year quarter and operating income margins would have been 9.7% for the quarter compared to 10.0% in the second quarter of the prior year.

Defense operating income decreased 25.0% to $5.1 million, or 4.0% of sales, compared to $6.8 million, or 8.4% of sales, in the prior year second quarter. Results for the current year quarter include increased volume related to a full quarter of full-rate production under the Company's lower-margin MTVR contract. The Company was in the process of ramping up to full-rate production in the second quarter of fiscal 2001. Margins on the MTVR long-term production contract during the quarter remained at prior year levels of 3.3%. Operating income and margins for the second quarter of fiscal 2002 were negatively impacted by increases in spending for bid and proposal activities in connection with multi-year truck procurement competitions with the U.S. Army and the U.K. Ministry of Defence.

Consolidated selling, general and administrative expenses increased to 8.3% of sales in the second quarter of fiscal 2002 compared to 7.7% of sales in the second quarter of fiscal 2001. Excluding the Geesink Norba Group, selling, general and administrative expenses were 7.6% of sales in the second quarter of fiscal 2002. The Geesink Norba Group was acquired in the fourth quarter of fiscal 2001 and generally has higher gross margins and higher selling, general and administrative expenses than the Company's other businesses.

Corporate operating expenses and inter-segment profit elimination increased $1.1 million to $5.3 million, or 1.3% of consolidated sales, for the second quarter of fiscal 2002 from $4.2 million, or 1.2% of consolidated sales, for the second quarter of 2001. The $1.1 million increase was largely due to higher insurance costs, acquisition integration costs and adjustments of variable compensation expense.

First Six Months of Fiscal 2002 Compared to 2001

Consolidated operating income increased 6.6% to $41.4 million, or 5.3% of sales, for the first six months of fiscal 2002 compared to $38.8 million, or 6.2% of sales, for the first six months of fiscal 2001. Excluding the impact of the Geesink Norba Group acquisition and adjusting for the elimination of amortization of goodwill and indefinite-lived intangible assets, operating income would have declined 12.7% to 5.2% of sales compared to 6.8% of sales in the prior year period. This decrease was largely due to increased sales of lower-margin MTVR defense vehicles and increased bid and proposal spending on U.S. and U.K. multi-year defense truck procurement competitions and lower sales of higher-margin concrete placement products.

Commercial segment operating income increased 40.9% to $19.5 million, or 6.5% of sales, for the first six months of fiscal 2002 compared to $13.8 million, or 5.4% of sales, in the prior year period. Excluding the results of the Geesink Norba Group and adjusting for the adoption of the new accounting standard on goodwill and indefinite-lived assets, operating income would have been down 4.1% to 6.3% of sales in the first six months of fiscal 2002 compared to 6.2% in the prior year period.

Fire and emergency operating income increased 6.4% to $19.4 million, or 9.0% of sales, for the first six months of fiscal 2002 compared to $18.2 million, or 8.7% of sales, in the prior year period. Excluding the impact of the adoption of the new accounting standard on accounting for goodwill and indefinite-lived intangible assets, operating income would have been flat compared to the prior year period and operating income margins would have been 9.0% for the first six months of fiscal 2002 compared to 9.4% in the prior year period.

Defense operating income decreased 14.3%, to $13.1 million, or 5.0% of sales, in the first six months of fiscal 2002, compared to $15.3 million, or 9.5% of sales, in the prior year period. Fiscal 2002 results include increased volume related to full-rate production under the Company's lower-margin MTVR contract. The Company was in the process of ramping up to full-rate production in the first six months of fiscal 2001. Margins on the MTVR long-term production contract remained at prior year levels of 3.3% during the first six months of fiscal 2002. Operating income and margins for the first six months of fiscal 2002 were negatively impacted by increases in spending for bid and proposal activities in connection with multi-year truck procurement competitions with the U.S. Army and the U.K. Ministry of Defence.

Consolidated selling, general and administrative expenses increased to 8.4% of sales for the first six months of fiscal 2002 compared to 7.9% of sales for the first six months of fiscal 2001. Excluding the impact of the Geesink Norba Group acquisition, selling and administrative expenses were 7.7% of sales for the first six months of fiscal 2002. The Geesink Norba Group was acquired in the fourth quarter of fiscal 2001 and generally carries higher gross margins and higher selling, general and administrative expenses than the Company's other businesses.

Corporate operating expenses and inter-segment profit elimination increased $2.1 million to $10.6 million, or 1.4% of consolidated sales, for the first six months of fiscal 2002 from $8.5 million, or 1.4% of consolidated sales, for the prior year period. The increase was largely due to higher insurance costs, acquisition integration costs and adjustments of variable compensation expense.

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2002 Compared to 2001

Net interest expense increased $0.5 million to $5.3 million in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. Interest costs on increased borrowings to fund the acquisition of the Geesink Norba Group of approximately $1.7 million were largely offset by lower interest rates.

The effective income tax rate for the second quarter of fiscal 2002 was 36.7% compared to 32.7% for the second quarter of fiscal 2001. The Company recorded a nonrecurring reduction in tax expense of $1.3 million for the second quarter of fiscal 2001 related to the settlement of certain income tax audits during that quarter. Excluding the impact of the $1.3 million tax settlement in fiscal 2001 and $1.4 million of nondeductible goodwill in the second quarter of fiscal 2001, the Company's effective income tax rate was 36.7% in 2002 and 37.5% in 2001.

Equity in earnings of an unconsolidated partnership of $0.6 million in the second quarter of fiscal 2002 and $0.4 million in the second quarter of fiscal 2001 represents the Company's equity interest in a lease financing partnership.

First Six Months of Fiscal 2002 Compared to 2001

Net interest expense increased $2.1 million to $11.5 million in the first six months of fiscal 2002 compared to the first six months of fiscal 2001. Interest costs on increased borrowings to fund the acquisition of the Geesink Norba Group of approximately $3.4 million were largely offset by lower interest rates.

The effective income tax rate for the first six months of fiscal 2002 was 33.7% compared to 36.2% for the first six months of fiscal 2001. In December 2001, the Company concluded an audit settlement of a research and development tax credit claim resulting in a $0.9 million credit to income tax expense in the first six months of fiscal 2002. Excluding the impact of the $0.9 million tax settlement in the first six months of fiscal 2002, and the impact of the $1.3 million tax settlement and $2.7 million of nondeductible goodwill in the first six months of fiscal 2001, the Company's effective income tax rate was 36.8% in 2002 and 37.2% in 2001.

Equity in earnings of an unconsolidated partnership of $1.1 million in the first six months of fiscal 2002 and $0.7 million in the first six months of fiscal 2001 represents the Company's equity interest in a lease financing partnership.

Financial Condition

First Six Months of Fiscal 2002

During the first six months of fiscal 2002, cash increased by $1.7 million to $13.0 million at March 31, 2002. Cash provided from operating activities of $85.9 million was used to fund capital expenditures of $4.9 million, pay dividends of $2.9 million and reduce short- and long-term debt by $77.0 million.

In the first six months ending March 31, 2002, net cash provided from operating activities of $85.9 million was substantially higher than the $16.1 million of net cash used in operating activities in the first six months of fiscal 2001. This $102.0 million variance between periods is primarily due to cash flows associated with changes in operating assets and liabilities. The following table presents cash flows associated with changes in operating assets and liabilities:

                                                    First Six Months
                                                         Fiscal
                                               2002                  2001
                                               ----                  ----
  Receivables, net                           $45,554              $(29,695)
  Inventories                                  4,099               (76,868)
  Accounts payable                           (11,376)               22,609
  Floor plan notes payable                      (625)               13,088
  Customer advances                           33,676                22,845
  Income taxes payable                       (10,261)                  453
  Other                                         (573)                  244
                                             -------              --------
    Source (use) of cash                     $60,494              $(47,324)
                                             =======              =========


The change from a $47.3 million use of cash in the first six months of fiscal 2001 to a $60.5 million source of cash in the first six months of fiscal 2002, or a $107.8 million variance, primarily resulted from the Company's planned actions to reduce cash invested in working capital, principally receivables and inventories, in fiscal 2002 in light of the recession in the U.S. economy, whereas the Company was building such assets in the first half of fiscal 2001 until it became evident that the Company was operating in a recessionary economy. Excluding the effects of acquired receivables and inventories in connection with the acquisitions of Medtec Ambulance Corporation and the Geesink Norba Group, receivables and inventories decreased $45.6 million and $4.1 million, respectively, in the first six months of fiscal 2002 while receivables and inventories increased $29.7 million and $76.9 million in the first six months of fiscal 2001. Cash provided from customer advances also increased $10.8 million more in the first six months of fiscal 2002 than in the first six months of fiscal 2001 as a higher percentage of customers took advantage of prepayment programs. Declines in accounts payable of $11.4 million and income taxes payable of $10.3 million in the first six months of fiscal 2002 compared to an increase in accounts payable of $22.6 million and income taxes payable of $0.5 million in the first six months of fiscal 2001 reduced cash provided from operating activities in fiscal 2002 compared to fiscal 2001. Accounts payable declined as inventories were reduced. Income taxes payable decreased in the first six months of fiscal 2002 due to increases in income tax payments made during the period. Income tax payments increased to $27.5 million in the first six months of fiscal 2002 compared to $11.3 million in the first six months of fiscal 2001 largely due to a delay in estimated tax payments from the fourth quarter of fiscal 2001 to the first quarter of fiscal 2002 resulting from a one-time benefit from recent U.S. tax legislation.

The Company's debt-to-total capital ratio at March 31, 2002 was 43.7% compared to 50.9% at September 30, 2001.


First Six Months of Fiscal 2001

During the first six months of fiscal 2001, cash decreased by $8.6 million to $5.0 million at March 31, 2001. Seasonal working capital increases related to the Company's commercial segment contributed to the $16.1 million in cash used for operating activities for the period. Operating cash requirements, capital expenditures of $9.3 million, an increase in other long-term assets of $4.6 million, scheduled term debt reductions of

$4.3 million, payment of $2.9 million in cash dividends and the cash portion of the acquisitions of Medtec common stock ($14.4 million) and TEMCO assets ($12.0 million) were funded through the use of $8.6 million of available cash and $54.8 million in borrowings under the Company's revolving credit facility. During the period, inventories increased $76.9 million, including $56.2 million in the commercial segment as a result of seasonal build requirements. Fire and emergency inventories increased $9.8 million. Defense inventories increased $10.9 million during the period as a result of inventory associated with an international order and due to costs associated with the MTVR contract. Overall increases in inventory were partially offset by a $22.6 million increase in trade payables, a $13.1 million increase in floor plan notes payable and a $22.8 million increase in customer advances. Accounts receivable increased $29.7 million during the period, largely due to the seasonal sales growth of the commercial segment and increased refuse product sales to major national waste haulers and municipalities that typically carry longer payment terms.


Liquidity and Capital Resources

The Company had $133.9 million of unused availability under the terms of its revolving credit facility as of March 31, 2002. The Company's primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends, and, potentially, future acquisitions. The primary sources of cash are expected to be cash flow from operations and borrowings under the Company's senior credit facility.

The senior credit facility requires quarterly principal payments. Based upon current and anticipated future operations, management believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2002 assuming no acquisitions by the Company. Debt levels and capital resource requirements beyond fiscal 2002 are dependent, in part, on the impact of future acquisitions and the outcome of large defense truck procurement competitions.

The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to changes in working capital requirements arising principally from seasonal fluctuations in sales and due to the timing of receipt of individually large progress payments and performance-based payments from the U.S. Department of Defense ("DoD").

The Company expects that capital expenditures will not exceed $15-$20 million in fiscal 2002, including estimated capital expenditures associated with recent acquisitions.

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

Interest rates on borrowings under the Company's senior credit facility are variable and are equal to the "Base Rate" (which is equal to the higher of a bank's reference rate and the federal funds rate plus 0.5%) or the "IBOR Rate" (which is a bank's inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 1.375%, 1.375% and 2.500% for IBOR Rate loans under the Company's revolving credit facility, Term Loan A and Term Loan B, respectively, as of March 31, 2002. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rates on borrowings outstanding at March 31, 2002 were 3.750% on the revolving credit facility and 3.633% and 4.560% for Term Loans A and B, respectively. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

Based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2002. Debt levels and capital resource requirements beyond fiscal 2002 are not currently estimable because the Company maintains an active acquisitions strategy and the capital requirements of this strategy cannot be reasonably estimated. In addition, the Company could face significant working capital requirements beyond fiscal 2002 in the event of an award of major new business arising from current competitions for new defense contracts in the U.S. and the U.K.


Customers and Backlog

Sales to the DoD comprised approximately 34% of the Company's sales in the first half of fiscal 2002. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

The Company's backlog at March 31, 2002 increased 18.6% to $879.4 million compared to $741.6 million at March 31, 2001. Commercial segment backlog increased 23.9% to $154.8 million at March 31, 2002 compared to March 31, 2001. Excluding backlog related to the Geesink Norba Group acquisition, commercial and total Company backlog would have decreased 7.8% and increased 13.2%, respectively, at March 31, 2002 compared to March 31, 2001. The commercial segment backlog would have declined primarily due to lower orders of concrete mixers and domestic refuse packers due to the U.S. recession. Fire and emergency segment backlog increased 16.7% to $301.8 million at March 31, 2002 compared to March 31, 2001 due to a decision to increase Pierce Manufacturing Inc.'s ("Pierce") backlog in an effort to improve manufacturing efficiencies, and due to a multi-unit award of aircraft rescue and firefighting vehicles. The defense segment backlog increased 18.1% to $422.8 million at March 31, 2002 compared to March 31, 2001. During the six month period ended March 31, 2002, the Company recorded $76 million in orders for heavy equipment transport trucks and trailers for the U.K.

Ministry of Defence. This award resulted from completion of a multi-year effort and final contract negotiations that were concluded in December 2001. Also, prior year defense backlog reflected the planned low-rate of initial production under the MTVR contract. Defense backlog at March 31, 2002 includes higher, full-rate production requirements called for and funded under the MTVR multi-year contract. Approximately 23% of the March 31, 2002 backlog is not expected to be filled in fiscal 2002.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the DoD Family of Heavy Tactical Vehicles and MTVR contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company's future sales to the DoD versus its sales to other customers.

Fiscal 2002 Outlook

The Company believes that fiscal 2002 net sales will approximate $1,660.0 million, up approximately 14.9% from fiscal 2001. By quarter, the Company expects that consolidated net sales will be approximately $450.0 million in the third quarter and $432.9 million in the fourth quarter of fiscal 2002.

The Company expects that the fire and emergency segment sales will be up 2.4% from prior year at $475.0 million in fiscal 2002. This represents a $10.0 million increase from the Company's previous estimate due to higher aircraft rescue and firefighting vehicle sales and higher fire apparatus sales at the Company's Pierce subsidiary, both resulting from a strong order book in the second quarter.

The Company believes that defense segment net sales will increase to approximately $565.0 million in fiscal 2002 due to a $156.0 million increase in MTVR sales in fiscal 2002 compared to fiscal 2001 as the Company operates at full-rate production under that contract for a full year and higher than expected parts sales. However, the Company expects its higher-margin international heavy truck sales to decline, resulting in a net defense sales increase of approximately $142.0 million. Fiscal 2002 sales estimates are up from previous quarters' estimates of $555 million due to higher expected parts sales.

The Company expects that commercial segment sales will increase approximately 11.5% in fiscal 2002 to approximately $624.0 million. The Company estimates that the Geesink Norba Group will contribute all of the segment's sales increase by increasing approximately $97.0 million in fiscal 2002. Fiscal 2001 results included two months of operations of the Geesink Norba Group following its July 25, 2001 acquisition. The Company estimates annual Geesink Norba Group sales in fiscal 2002 to be $116.0 million. The Company estimates concrete placement sales to be down 21% in units in fiscal 2002 but only 12% in dollars due to higher package sales of the mixer and chassis. The Company projects domestic refuse sales to be up 5% in fiscal 2002. The Company expects strong sales to the three largest U.S. waste haulers and some market share gains to offset a weakening in capital spending by most commercial waste haulers and municipal customers.

The Company estimates that its consolidated operating income will approximate $104.0 million in fiscal 2002, or 6.3% of sales. The Company believes that fire and emergency segment operating income will approximate $50.0 million in fiscal 2002, or about 10.5% of sales. Defense segment operating income should approximate $35.0 million, or 6.2% of sales. This assumes no margin improvement on the MTVR contract from the current 3.3% operating income margin. The Company continues to target higher margins under the MTVR program. The Company expects commercial segment operating income to approximate $40.0 million, or 6.4% of sales, for fiscal 2002. The Company anticipates that improved cost performance in its domestic refuse business will contribute the $1.0 million increase in segment operating income from the Company's previous estimate.

The Company expects corporate expenses to approximate $21.0 million in fiscal 2002, up from $17.0 million for fiscal 2001. This increase largely reflects higher insurance costs, acquisition integration costs and variable compensation. The Company is also projecting $24.5 million in net interest costs in fiscal 2002, respectively.

The Company believes that earnings per share, will approximate $3.05 per share in fiscal 2002. By quarter, the Company expects diluted earnings per share to approximate $0.88 and $0.96 for the third and fourth quarters, respectively, of fiscal 2002.

The Company believes that potential downsides to its current estimates include lower concrete placement sales if the U.S. economic recession is more severe than assumed. Also, the Company may be unable to sustain market share gains in refuse product and fire and emergency product sales in fiscal 2002. Potential upsides to the Company's estimates include potential margin improvements on the MTVR production contract. A one percentage point movement in MTVR margins in fiscal 2002 would approximate $0.17 per share for the full year. If the Company is able to successfully conclude negotiations on modifications to the MTVR contract to incorporate inclusion of requirements for dump and wrecker variants, the Company expects that related incremental revenue under the contract could result in an upward adjustment of the estimated margins to be realized over the entire life of the MTVR contract of up to one percentage point from the 3.3% currently recognized.

Fiscal 2001 operating cash flow was negatively impacted by the ramp-up in production of the multi-year MTVR contract and by the initial effect of certain domestic refuse sales and related receivables outstanding at the end of fiscal 2001, which carried longer than standard payment terms. As noted above, the Company expects that collection of receivables is expected to improve cash flow from operations in fiscal 2002. In addition, the Company has implemented actions intended to reduce inventories in fiscal 2002. Through March 31, 2002, these initiatives have enabled the Company to repay $77 million of its $75 million debt reduction target for fiscal 2002. The Company expects capital spending in fiscal 2002 to be no more than $15-$20 million, which includes estimated capital expenditures associated with recent acquisitions. The Company now estimates that debt will decline to $260.0 million at June 30, 2002 and then increase to $270.0 million at September 30, 2002 as customer advances decline with seasonal factors.

The expectations with respect to projected sales, costs, earnings and debt levels in this "Fiscal 2002 Outlook" are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, the Company's estimates for concrete placement activity, housing starts and the U.S. and European economies generally; the Company's expectations as to when it will receive sales orders and payments; the Company's ability to achieve cost reductions, including in its fire and emergency and domestic refuse businesses; the anticipated level of sales and margins associated with international defense truck sales and full-rate production under the MTVR program; the Company's estimates for capital expenditures of municipalities for fire and emergency and refuse products and of commercial waste haulers; the expected level of sales and operating income of, and success of integration measures relating to, the Geesink Norba Group; the Company's ability to sustain market share gains by its fire and emergency and refuse products businesses; the Company's planned spending on bid and proposal activities for U.S. and U.K. defense truck procurement competitions; anticipated increased defense spending as a result of the war on terrorism; anticipated level of sales of, and capital expenditures associated with the Revolution(TM) composite mixer; the Company's estimates for debt levels and associated interest costs; and that the Company does not complete any acquisitions. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company's ability to achieve the forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosure of Market Risk

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2001 and have not materially changed since that report was filed.

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                 MARCH 31, 2002



ITEM 1 LEGAL PROCEEDINGS

      None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the annual meeting of shareholders held on February 8, 2002, all of the persons nominated as directors were elected. The following table sets forth certain information with respect to such election.

                                                        Shares
                                       Shares        Withholding    Other Shares
         Name of Nominee             Voted For        Authority       Not Voted
         ---------------             ---------        ---------       ---------

Class A Common Stock Nominee
----------------------------
J. W. Andersen                        409,939             0             7,799
R. G. Bohn                            409,939             0             7,799
F. M. Franks, Jr.                     409,939             0             7,799
M. W. Grebe                           409,939             0             7,799
K. J. Hempel                          409,939             0             7,799
S. P. Mosling                         409,939             0             7,799
J. P. Mosling, Jr.                    409,939             0             7,799

Common Stock Nominees
---------------------
D. T. Carroll                        14,562,732         81,413        1,654,050
D. V. Fites                          14,559,243         84,902        1,654,050
R. G. Sim                            14,562,784         81,361        1,654,050



ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       (3.1)    By-laws of Oshkosh Truck Corporation, as amended.

(b)    Reports on Form 8-K

       Current Report on Form 8-K dated January 29, 2002 reporting the announcement of the Company's earnings for the first quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OSHKOSH TRUCK CORPORATION

May 1, 2002                             /S/  R. G. Bohn
                                        ----------------------------------------
                                        R. G. Bohn
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


May 1, 2002                             /S/ C. L. Szews
                                        ----------------------------------------
                                        C. L. Szews
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



May 1, 2002                             /S/ T. J. Polnaszek
                                        ----------------------------------------
                                        T. J. Polnaszek
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.            Description

(3.1)                  By-laws of Oshkosh Truck Corporation, as amended