Form 10-Q
period 2002-06-30
OSHKOSH TRUCK CORP
filed 2002-08-08
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2002.

                                       or

( ) Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      for the Transition period from               to
                                     -------------    ----------------

Commission File Number   1-31371
                       -----------


                            Oshkosh Truck Corporation
                    ----------------------------------------
             [Exact name of registrant as specified in its charter]

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

                                      None
--------------------------------------------------------------------------------
         [Former name, former address and former fiscal year, if changed since last report]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X       No
                                              -----       --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock Outstanding as of July 31, 2002:                    417,294

Common Stock Outstanding as of July 31, 2002:                         16,466,739

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                       FOR THE QUARTER ENDED JUNE 30, 2002


                                                                            Page

Part I.   Financial Information

        Item 1.  Financial Statements (Unaudited)

                 Condensed Consolidated Statements of Income
                    -  Three Months and Nine Months Ended
                         June 30, 2002 and 2001 ..............................3

                 Condensed Consolidated Balance Sheets
                    -  June 30, 2002 and September 30, 2001...................4

                 Condensed Consolidated Statement of Shareholders' Equity
                    -  Nine Months Ended June 30, 2002 .......................5

                 Condensed Consolidated Statements of Cash Flows
                    -  Nine Months Ended June 30, 2002 and 2001 ..............6

                 Notes to Condensed Consolidated Financial Statements
                    -  June 30, 2002 .........................................7

        Item 2.  Management's Discussion and Analysis of Consolidated
                    Financial Condition and Results of Operations ...........25

        Item 3.  Quantitative and Qualitative Disclosure of Market Risk .....42

Part II.  Other Information

        Item 1.  Legal Proceedings ..........................................43

        Item 6.  Exhibits and Reports on Form 8-K ...........................43

Signatures ..................................................................44

                                     PART I. ITEM 1. FINANCIAL INFORMATION
                                           OSHKOSH TRUCK CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (Unaudited)
                                                               Three Months Ended                   Nine Months Ended
                                                                    June 30,                            June 30,
                                                             2002               2001             2002              2001
                                                             ----               ----             ----              ----
                                                                     (In thousands, except per share amounts)
Net sales                                                $    489,532       $    405,790    $1,266,630       $1,031,685
Cost of sales                                                 410,272            349,471     1,077,850          881,595
                                                         ------------       ------------    ----------       ----------
Gross income                                                   79,260             56,319       188,780          150,090
Operating expenses:
  Selling, general and administrative                          39,392             25,681       104,636           74,826
  Amortization of goodwill and purchased
    intangibles                                                 1,506              3,137         4,421            8,947
                                                         ------------       ------------    ----------       ----------
      Total operating expenses                                 40,898             28,818       109,057           83,773
                                                         ------------       ------------    ----------       ----------
Operating income                                               38,362             27,501        79,723           66,317
Other income (expense):
  Interest expense                                             (5,209)            (5,610)      (17,248)         (15,428)
  Interest income                                                 344                228           900              707
  Miscellaneous, net                                             (174)               (81)         (373)             (76)
                                                         ------------       ------------    ----------       ----------
                                                               (5,039)            (5,463)      (16,721)         (14,797)
                                                         ------------       ------------    ----------       ----------
Income before income taxes and equity in earnings
  of unconsolidated partnership                                33,323             22,038        63,002           51,520
Provision for income taxes                                     12,276              8,677        22,286           19,344
                                                         ------------       ------------    ----------       ----------
                                                               21,047             13,361        40,716           32,176
Equity in earnings of unconsolidated
  partnership, net of income taxes                                527                348         1,633            1,040
                                                         ------------       ------------    ----------       ----------
Net income                                               $     21,574       $     13,709    $   42,349       $   33,216
                                                         ============       ============    ==========       ==========


Earnings per share                                       $      1.28        $      0.82     $     2.52       $     1.99
                                                         ===========        ===========     ==========       ==========

Earnings per share assuming dilution                     $      1.24        $      0.80     $     2.45       $     1.94
                                                         ===========        ===========     ==========       ==========

Cash dividends:
  Class A Common Stock                                   $   0.07500        $   0.07500     $  0.22500       $  0.22500
  Common Stock                                           $   0.08625        $   0.08625     $  0.25875       $  0.25875



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30,          September 30,
                                                               2002                2001
                                                               ----                ----
                                                            (Unaudited)
                                                                    (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                $      19,042       $    11,312
  Receivables, net                                               155,015           211,405
  Inventories                                                    233,828           258,038
  Prepaid expenses                                                 7,678             6,673
  Deferred income taxes                                           25,572            15,722
                                                           -------------       -----------
      Total current assets                                       441,135           503,150
Investment in unconsolidated partnership                          20,298            18,637
Other long-term assets                                             8,572             8,626
Property, plant and equipment                                    251,429           244,166
Less accumulated depreciation                                   (115,032)         (102,238)
                                                           -------------       -----------
  Net property, plant and equipment                              136,397           141,928
Purchased intangible assets, net                                 105,898           124,787
Goodwill                                                         315,969           292,140
                                                           -------------       -----------
Total assets                                               $   1,028,269       $ 1,089,268
                                                           =============       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $     112,626       $   107,864
  Floor plan notes payable                                        22,229            19,271
  Customer advances                                               94,703            58,070
  Payroll-related obligations                                     30,945            27,084
  Income taxes                                                    16,743            25,221
  Accrued warranty                                                22,996            18,338
  Other current liabilities                                       49,860            46,322
  Revolving credit facility and current
    maturities of long-term debt                                   3,443            77,031
                                                           -------------       -----------
      Total current liabilities                                  353,545           379,201
Long-term debt                                                   196,795           282,249
Deferred income taxes                                             33,386            40,334
Other long-term liabilities                                       41,350            40,458
Commitments and contingencies - Note 10
Shareholders' equity                                             403,193           347,026
                                                           -------------       -----------
Total liabilities and shareholders' equity                 $   1,028,269       $ 1,089,268
                                                           ==============      ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   NINE MONTHS ENDED JUNE 30, 2002
                                             (Unaudited)
                                                                                            Accumulated
                                                                       Common Stock            Other
                            Common       Paid-In        Retained        in Treasury        Comprehensive
                             Stock       Capital        Earnings          at Cost          Income (Loss)          Total
                             -----       -------        --------          -------          -------------          -----
                                                                      (In thousands)
Balance at
  September 30, 2001          $178      $110,330        $246,915          $(10,195)           $  (202)          $347,026
Net income                      --            --          42,349                --                 --             42,349
Gain on derivative
  instruments (net of
  income taxes of $37)          --            --              --                --                 63                 63
Currency
  translation
  adjustments                   --            --              --                --             13,537             13,537
Cash dividends:
  Class A Common
    Stock                       --            --             (94)               --                 --                (94)
  Common Stock                  --            --          (4,246)               --                 --             (4,246)
Exercise of stock
  options                       --           334              --             1,627                 --              1,961

Tax benefit related to
  stock options
  exercised                     --         2,597              --                --                 --              2,597
                            ------      --------        --------           -------            -------           --------
Balance at
  June 30, 2002               $178      $113,261        $284,924           $(8,568)           $13,398           $403,193
                            ======      ========        ========           =======            =======           ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               OSHKOSH TRUCK CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                                                  Nine Months Ended
                                                                                      June 30,
                                                                             2002                    2001
                                                                             ----                    ----
                                                                                   (In thousands)

Operating activities:
  Net income                                                              $ 42,349                $ 33,216
  Non-cash adjustments                                                       8,550                  14,059
  Changes in operating assets and liabilities                              124,271                 (79,030)
                                                                          --------                --------
    Net cash provided from (used for) operating activities                 175,170                 (31,755)

Investing activities:
  Acquisition of businesses, net of cash acquired                               --                 (26,423)
  Additions to property, plant and equipment                                (6,883)                (12,748)
  Other                                                                        314                  (5,401)
                                                                          --------                --------
    Net cash used for investing activities                                  (6,569)                (44,572)

Financing activities:
  Net borrowings (repayments) under revolving credit
    facility                                                               (65,200)                 77,900
  Repayment of long-term debt                                              (93,855)                 (6,475)
  Dividends paid                                                            (4,326)                 (4,300)
  Other                                                                      1,961                     196
                                                                          --------                --------
    Net cash provided from (used for) financing activities                (161,420)                 67,321

Effect of exchange rate changes on cash                                        549                      --
                                                                          --------                --------
Increase (decrease) in cash and cash equivalents                             7,730                  (9,006)

Cash and cash equivalents at beginning of period                            11,312                  13,569
                                                                          --------                --------

Cash and cash equivalents at end of period                                $ 19,042                $  4,563
                                                                          ========                ========

Supplementary disclosures:
   Depreciation and amortization                                          $ 18,720                $ 20,756
   Cash paid for interest                                                   14,517                  12,193
   Cash paid for income taxes                                               35,925                  16,537


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Oshkosh Truck Corporation (the "Company") without audit. However, the foregoing financial statements contain all adjustments (which include normal recurring adjustments except as disclosed herein) that are, in the opinion of Company management, necessary to present fairly the condensed consolidated financial statements. Operating results for the periods presented may not be indicative of the annual results.

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

2. NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS No. 121"), for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 on October 1, 2001. The adoption of SFAS No. 144 did not have a material effect on the consolidated financial statements.

3. COMPREHENSIVE INCOME

Total comprehensive income is as follows (in thousands):

                                                        Three Months Ended            Nine Months Ended
                                                             June 30,                      June 30,
                                                        2002             2001        2002              2001
                                                        ----             ----        ----              ----
Net income                                             $21,574         $13,709      $42,349          $33,216
Currency translation adjustments                        19,618              --       13,537               --
Gains on derivative instruments,
  net of income taxes                                       78              16           63               60
                                                       -------         -------      -------          -------
Comprehensive income                                   $41,270         $13,725      $55,949          $33,276
                                                       =======         =======      =======          =======

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

                                                      June 30,     September 30,
                                                        2002            2001
                                                        ----            ----
Cumulative translation adjustments                     $17,812        $4,275
Minimum pension liability adjustments,
  net of income taxes                                   (4,490)       (4,490)
Gains on derivative instruments,
  net of income taxes                                       76            13
                                                       -------        ------
Accumulated other comprehensive income (loss)          $13,398        $ (202)
                                                       =======        ======

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

                                                              Three Months Ended                  Nine Months Ended
                                                                   June 30,                           June 30,
                                                                   --------                           --------
                                                             2002              2001              2002             2001
                                                             ----              ----              ----             ----
Denominator for basic earnings per share                  16,883,214       16,686,732        16,795,522       16,677,804
Effect of dilutive options and incentive
  compensation awards                                        471,488          392,088           466,369          405,218
                                                          ----------       ----------        ----------       ----------
Denominator for dilutive earnings
  per share                                               17,354,702       17,078,820        17,261,891       17,083,022
                                                          ==========       ==========        ==========       ==========

5. INVENTORIES

Inventories consist of the following:

                                                            June 30,            September 30,
                                                              2002                   2001
                                                              ----                   ----
                                                                    (In thousands)
Finished products                                           $ 60,518              $ 64,049
Partially finished products                                   99,742               104,955
Raw materials                                                119,540               122,484
                                                            --------               -------
Inventories at FIFO cost                                     279,800               291,488
Less: Progress/performance-based payments on
        U.S. government contracts                            (31,338)              (20,831)
      Excess of FIFO cost over LIFO cost                     (14,634)              (12,619)
                                                            --------              --------
                                                            $233,828              $258,038
                                                            ========              ========

Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress/performance-based payments.

6. INVESTMENTS IN UNCONSOLIDATED PARTNERSHIP

The Company and an unaffiliated third party are general partners in Oshkosh/McNeilus Financial Services Partnership ("OMFSP"), a general partnership. OMFSP was formed in 1998 when each partner contributed existing lease assets (and in the case of the Company, related notes payable to third party lenders that were secured by such leases) to capitalize the partnership. OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to customers of the Company. OMFSP purchases trucks, truck bodies and concrete batch plants from the Company and the Company's affiliates for lease to end customers. Banks and other third party financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user lessees. Each partner funds one-half of the equity portion of the cost of new truck and batch plant purchases, and each partner is allocated its proportionate share of OMFSP cash flow and taxable income as determined by the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is recourse to, OMFSP. However, such debt is nonrecourse to the Company. Each of the two general partners have identical participating and protective rights and responsibilities, and accordingly, the Company accounts for its equity interest in OMFSP of 52% at June 30, 2002 and September 30, 2001, under the equity method.

Summarized financial information of OMFSP is as follows (dollars in thousands):

                                                 June 30,       September 30,
                                                   2002             2001
                                                   ----             ----
Cash and cash equivalents                        $  1,761          $  2,973
Investments in sales-type leases, net             208,508           204,772
Other assets                                          585               869
                                                 --------          --------
                                                 $210,854          $208,614
                                                 ========          ========

Notes payable                                    $167,530          $166,635
Other liabilities                                   4,515             6,211
Partners' equity                                   38,809            35,768
                                                 --------          --------
                                                 $210,854          $208,614
                                                 ========          ========

                                                      Nine Months Ended
                                                          June 30,
                                                    2002              2001
                                                    ----              ----
Interest income                                   $12,290           $11,412
Net interest income                                 3,278             2,969
Excess of revenues over expenses                    3,233             2,914

7. GOODWILL AND PURCHASED INTANGIBLE ASSETS

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

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company elected to adopt early the standard effective the beginning of fiscal 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill totaling $301.5 million as of the beginning of fiscal 2002, which includes $9.4 million of purchased intangible assets that were subsumed into goodwill (net of related deferred income tax liabilities of $6.0 million) as follows: $2.9 million of assembled workforce intangible assets, $2.7 million of going concern/immediate use intangible assets and $9.8 million of internal sales force intangible assets. Due to indefinite lives, the Company also ceased amortizing trade names totaling $5.4 million as of the beginning of fiscal 2002. As a result, the Company did not recognize amortization of goodwill and trade names during the three and nine month periods ended June 30, 2002 totaling $1.7 million and $4.9 million, respectively, net-of-tax, that would have been recognized had the previous standards been in effect. The following table presents the impact of SFAS No. 142 on net income and net income per share had the standard been in effect for the three and nine month periods ended June 30, 2001 (in thousands, except per share amounts):

                                                            Three Months Ended            Nine Months Ended
                                                                 June 30,                     June 30,
                                                            2002          2001           2002          2001
                                                            ----          ----           ----          ----
Reported net income                                        $21,574      $13,709        $42,349       $33,216
Adjustments:
  Amortization of goodwill                                      --        1,506             --         4,439
  Amortization of assets previously classified
    as purchased intangible assets:
      Assembled workforce                                       --          163             --           490
      Internal sales force                                      --           68             --           202
      Going concern/immediate use                               --           19             --            56
      Trade names                                               --           10             --            30
  Income tax effect                                             --         (115)            --          (324)
                                                            ------      -------         ------       -------

  Net adjustments                                               --        1,651             --         4,893
                                                           -------      -------        -------       -------
Adjusted net income                                        $21,574      $15,360        $42,349       $38,109
                                                           =======      =======        =======       =======

Reported net income per share                                $1.28      $  0.82          $2.52       $  1.99
Adjusted net income per share                                 1.28         0.92           2.52          2.28
Reported net income per share assuming dilution               1.24         0.80           2.45          1.94
Adjusted net income per share assuming dilution               1.24         0.90           2.45          2.23


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

The following tables present details of the Company's total purchased intangible assets (dollars in thousands):

                                             Weighted
                                              Average                      Accumulated
June 30, 2002                                  Life          Gross         Amortization          Net
-------------                                  ----          -----         ------------          ---
                                              (years)
Amortizable:
  Distribution network                         40.0         $  53,000        $  (7,657)       $ 45,343
  Non-compete                                  14.5            40,122          (11,590)         28,532
  Technology-related                           17.8            20,601           (3,764)         16,837
  Other                                        10.0            10,205             (783)          9,422
                                                            ---------        ---------        --------
                                               25.5           123,928          (23,794)        100,134
Non-amortizable-Trade names                                     5,965             (201)          5,764
                                                            ---------        ---------        --------
  Total                                                     $ 129,893        $ (23,995)       $105,898
                                                            =========        =========        ========

                                             Weighted
                                              Average                      Accumulated
September 30, 2001                             Life          Gross         Amortization          Net
------------------                             ----          -----         ------------          ---
                                              (years)
Amortizable:
  Distribution network                         40.0         $  53,000        $  (6,664)      $  46,336
  Non-compete                                  14.5            40,106           (9,400)         30,706
  Technology-related                           17.9            20,247           (2,867)         17,380
  Assembled workforce                          11.3             5,600           (2,678)          2,922
  Internal sales force                         40.0            10,800             (968)          9,832
  Going concern/immediate use                  40.0             3,000             (320)          2,680
  Trade names                                  22.1             5,603             (201)          5,402
  Other                                        10.3             9,944             (415)          9,529
                                                            ---------        ---------       ---------
    Total                                      26.3         $ 148,300        $ (23,513)      $ 124,787
                                                            =========        ==========      =========


The Company engaged third-party business valuation appraisers to determine the fair value of the intangible assets in connection with the Company's larger acquisitions--specifically the acquisitions of Pierce Manufacturing Inc. ("Pierce") in fiscal 1996, McNeilus Companies, Inc. ("McNeilus") in fiscal 1998 and the Geesink Norba Group in fiscal 2001.

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Fiscal year                                                          Amount
-----------                                                          ------

2002 (remaining three months)                                        $1,648
2003                                                                  6,306
2004                                                                  6,306
2005                                                                  6,260
2006                                                                  6,040

The following table presents the changes in goodwill during the first nine months of fiscal 2002 allocated to the reportable segments (in thousands):

                                  Balance at                                             Balance at
                                 September 30,                                            June 30,
            Segment                  2001            Acquired         Adjustments           2002
            -------                  ----            --------         -----------           ----

Commercial                       $  194,963         $       --         $  21,664         $  216,627
Fire and emergency                   97,177                 --             2,165             99,342
Defense                                  --                 --                --                 --
                                 ----------         ----------         ---------         ----------
  Total                          $  292,140         $       --         $  23,829         $  315,969
                                 ==========         ==========         =========         ==========

The adjustments during the first nine months of fiscal 2002 included an increase of $8.8 million resulting from currency translation adjustments, a $0.3 million reduction due to income tax recoveries and a reclassification of the net book value of recorded purchased intangible assets subsumed into goodwill upon adoption of SFAS No. 142, including: assembled workforce intangible assets of $2.9 million, going-concern/immediate use intangible assets of $2.7 million and internal sales force intangible assets of $9.8 million, net of related deferred tax liabilities of $6.0 million. The internal sales force intangible assets subsumed into goodwill neither arose from contractual or other legal rights nor was it separable. In June 2002, the Company also recorded certain adjustments to goodwill to reflect the finalization of appraisals and of certain restructuring plans relating to the Geesink Norba Group acquisition. Adjustments recorded during the period net of related tax benefits aggregated $5.9 million and were recorded as an increase in goodwill.

8. BUSINESS COMBINATIONS

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

Proforma unaudited consolidated operating results of the Company for the nine months ended June 30, 2001, assuming the Geesink Norba Group and

Medtec had been acquired as of October 1, 2000, is summarized below (in thousands, except per share amounts):

Net sales                                                         $1,123,995
Net income                                                            34,202

Earnings per share                                                $     2.05

Earnings per share assuming dilution                              $     2.00


9. LONG-TERM DEBT

The Company has outstanding a senior credit facility consisting of a $170.0 million revolving credit facility ("Revolving Credit Facility") with no borrowings outstanding at June 30, 2002, a Term Loan A with $36.0 million outstanding at June 30, 2002 and a Term Loan B with $62.2 million outstanding at June 30, 2002. The Revolving Credit Facility and the Term Loan A mature in January 2006 and the Term Loan B matures in January 2007.

At June 30, 2002, $23.7 million of outstanding letters of credit reduced available capacity under the Revolving Credit Facility to $146.3 million.

Substantially all the domestic tangible and intangible assets of the Company and its subsidiaries (including the stock of certain subsidiaries) are pledged as collateral under the senior credit facility. The senior credit facility includes customary affirmative and negative covenants.

The Company has outstanding $100.0 million of 8.75% senior subordinated notes. The Indenture governing the terms of the senior subordinated notes contains customary affirmative and negative covenants. The Subsidiary Guarantors (as defined below in Note 12) fully, unconditionally, jointly and severally guarantee the Company's obligations under the senior subordinated notes.

Certain of the Company's subsidiaries have outstanding debt to third parties totaling $2.0 million as of June 30, 2002.

10. COMMITMENTS AND CONTINGENCIES

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

As to one such Superfund site, Pierce is one of 382 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently, the state environmental agency in charge is reviewing a draft remedial investigation/feasibility study prepared by the lead PRP group, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at June 30, 2002. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company's final share of liability.

The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its liability, if any, associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes the ultimate liability associated with the TCE issue will not be materially different than the amount of reserves established for the matter as of June 30, 2002. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability and state dealership regulation compliance proceedings, which arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to such matters and claims, will not have a material adverse effect on the Company's financial condition or results of operations. Actual results could vary, among other things, due to the uncertainties involved in litigation.

The Company has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements totaling approximately $1.0 million at June 30, 2002. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $152.8 million and open standby letters of credit issued by the Company's bank in favor of third parties totaling approximately $23.7 million at June 30, 2002.

11. BUSINESS SEGMENT INFORMATION

                                                            Three Months Ended                   Nine Months Ended
                                                                 June 30,                            June 30,
                                                           2002             2001              2002               2001
                                                           ----             ----              ----               ----
                                                              (In thousands)                      (In thousands)
Net sales to unaffiliated customers:
  Commercial                                             $204,535        $166,370         $  503,942         $  420,750
  Fire and emergency                                      123,956         128,850            339,504            338,603
  Defense                                                 162,774         111,284            426,475            273,356
  Intersegment eliminations                                (1,733)           (714)            (3,291)            (1,024)
                                                         --------        --------         ----------         ----------
    Consolidated                                         $489,532        $405,790         $1,266,630         $1,031,685
                                                         ========        ========         ==========         ==========

Operating income (loss):
  Commercial                                             $ 17,747        $  8,898         $   37,204         $   22,710
  Fire and emergency                                       14,461          14,281             33,824             32,486
  Defense                                                  14,965           8,730             28,094             24,055
  Corporate and other                                      (8,811)         (4,408)           (19,399)           (12,934)
                                                         --------        --------         ----------         ----------
    Consolidated operating income                          38,362          27,501             79,723             66,317
Net interest expense                                       (4,865)         (5,382)           (16,348)           (14,721)
Miscellaneous other                                          (174)            (81)              (373)               (76)
                                                         --------        --------         ----------         ----------
Income before income taxes and equity in
  earnings of unconsolidated partnership                 $ 33,323        $ 22,038         $   63,002         $   51,520
                                                         ========        ========         ==========         ==========
                                                                                       June 30,            September 30,
                                                                                         2002                  2001
                                                                                         ----                  ----
                                                                                              (In thousands)
Identifiable assets:
  Commercial                                                                          $  594,305            $  594,845
  Fire and emergency                                                                     319,889               315,565
  Defense                                                                                104,792               168,400
  Corporate and other                                                                      9,283                10,458
                                                                                      ----------            ----------
    Consolidated                                                                      $1,028,269            $1,089,268
                                                                                      ===========           ==========

Net sales by geographic region based on product shipment destination were as follows:

                                               Three Months Ended                   Nine Months Ended
                                                    June 30,                            June 30,
                                             2002             2001               2002               2001
                                             ----             ----               ----               ----
                                                 (In thousands)                       (In thousands)
United States                              $433,064          $386,352         $1,121,270          $  954,991
Other North America                             582             1,928              6,174               4,835
Europe and Middle East                       48,996            10,278            118,376              47,480
Other                                         6,890             7,232             20,810              24,379
                                           --------          --------         ----------          ----------
   Consolidated                            $489,532          $405,790         $1,266,630          $1,031,685
                                           ========          ========         ==========          ==========

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

                                        OSHKOSH TRUCK CORPORATION
                                Condensed Consolidating Statements of Income
                                   For the Three Months Ended June 30, 2002
                                                   (Unaudited)
                                                               Subsidiary      Non-Guarantor
                                                Company        Guarantors      Subsidiaries       Eliminations     Consolidated
                                                -------        ----------      ------------       ------------     ------------
                                                                                 (In thousands)
Net sales                                       $210,339         $249,942         $ 39,081          $  (9,830)         $489,532
Cost of sales                                    180,345          208,313           31,488             (9,874)          410,272
                                                --------         --------         --------           --------          --------
Gross income                                      29,994           41,629            7,593                 44            79,260

Operating expenses:
  Selling, general and
    administrative                                17,315           16,973            5,104                 --            39,392
  Amortization of purchased
    intangibles                                       --            1,441               65                 --             1,506
                                                --------         --------         --------           --------          --------

Total operating expenses                          17,315           18,414            5,169                 --            40,898
                                                  ------         --------         --------           --------          --------
Operating income                                  12,679           23,215            2,424                 44            38,362

Other income (expense):
  Interest expense                                (5,910)          (5,823)             (51)             6,575            (5,209)
  Interest income                                  5,136            1,783               --             (6,575)              344
  Miscellaneous, net                               4,091           (4,213)             (52)                --              (174)
                                                --------         --------         --------           --------          --------
                                                   3,317           (8,253)            (103)                --            (5,039)
                                                --------         --------         --------           --------          --------
Income before items noted below                   15,996           14,962            2,321                 44            33,323
Provision for income taxes                         5,919            5,529              812                 16            12,276
                                                --------         --------         --------           --------          --------
                                                  10,077            9,433            1,509                 28            21,047
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                             11,497              550              527            (12,047)              527
                                                --------         --------         --------           --------          --------
Net income                                      $ 21,574         $  9,983         $  2,036           $(12,019)         $ 21,574
                                                ========         ========         ========          =========         =========

                                         OSHKOSH TRUCK CORPORATION
                                 Condensed Consolidating Statements of Income
                                   For the Three Months Ended June 30, 2001
                                                  (Unaudited)
                                                                Subsidiary      Non-Guarantor
                                                  Company       Guarantors      Subsidiaries       Eliminations      Consolidated
                                                  -------       ----------      ------------       ------------      ------------
                                                                                 (In thousands)
Net sales                                      $  170,547        $245,175       $         --          $(9,932)          $405,790
Cost of sales                                     151,710         207,756                 --           (9,995)           349,471
                                               ----------        --------       ------------         --------           --------
Gross income                                       18,837          37,419                 --               63             56,319

Operating expenses:
  Selling, general and
    administrative                                 10,759          14,922                 --               --             25,681
  Amortization of goodwill and
    purchased intangibles                              --           3,137                 --               --              3,137
                                               ----------        --------        -----------         --------           --------
Total operating expenses                           10,759          18,059                 --               --             28,818
                                               ----------        --------        -----------         --------           --------
Operating income                                    8,078          19,360                 --               63             27,501

Other income (expense):

  Interest expense                                 (6,149)         (6,036)                --            6,575             (5,610)
  Interest income                                   5,025           1,778                 --           (6,575)               228
  Miscellaneous, net                                2,672          (2,753)                --               --                (81)
                                               ----------        --------        -----------         --------           --------
                                                    1,548          (7,011)                --               --             (5,463)
                                               ----------        --------        -----------         --------           --------

Income before items noted below                     9,626          12,349                 --               63             22,038
Provision for income taxes                          3,572           5,082                 --               23              8,677
                                               ----------        --------        -----------         --------           --------

                                                    6,054           7,267                 --               40             13,361
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                               7,655              --                348           (7,655)               348
                                               ----------        --------        -----------        ---------           --------
Net income                                       $ 13,709        $  7,267        $       348          $(7,615)          $ 13,709
                                               ==========        ========        ===========        =========           ========


                                      OSHKOSH TRUCK CORPORATION
                            Condensed Consolidating Statements of Income
                               For the Nine Months Ended June 30, 2002
                                             (Unaudited)
                                                               Subsidiary      Non-Guarantor
                                                 Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                 -------       ----------      ------------      ------------      ------------
                                                                               (In thousands)
Net sales                                      $  542,230       $  643,944     $   100,821        $  (20,365)     $  1,266,630
Cost of sales                                     475,626          543,752          78,726           (20,254)        1,077,850
                                               ----------       ----------     -----------        ----------       -----------
Gross income                                       66,604          100,192          22,095              (111)          188,780

Operating expenses:
  Selling, general and
    administrative                                 43,696           45,905          15,035                --           104,636
  Amortization of purchased
    intangibles                                         1            4,228             192                --             4,421
                                               ----------       ----------     -----------        ----------       -----------
Total operating expenses                           43,697           50,133          15,227                --           109,057
                                               ----------       ----------     -----------        ----------       -----------
Operating income                                   22,907           50,059           6,868              (111)           79,723

Other income (expense):
  Interest expense                                (19,217)         (17,685)            (71)           19,725           (17,248)
  Interest income                                  15,310            5,315              --           (19,725)              900
  Miscellaneous, net                               10,344          (10,564)           (153)               --              (373)
                                               ----------       ----------     -----------        ----------       -----------
                                                    6,437          (22,934)           (224)               --           (16,721)
                                               ----------       ----------     -----------        ----------       -----------
Income before items noted below                    29,344           27,125           6,644              (111)           63,002
Provision for income taxes                          9,987           10,014           2,326               (41)           22,286
                                               ----------       ----------     -----------        ----------       -----------
                                                   19,357           17,111           4,318               (70)           40,716
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                              22,992            1,698           1,633           (24,690)            1,633
                                               ----------       ----------     -----------        ----------       -----------
Net income                                     $   42,349       $   18,809     $     5,951        $  (24,760)      $    42,349
                                               ==========       ==========     ===========        ==========       ===========


                                           OSHKOSH TRUCK CORPORATION
                                 Condensed Consolidating Statements of Income
                                    For the Nine Months Ended June 30, 2001
                                                  (Unaudited)
                                                                 Subsidiary      Non-Guarantor
                                                  Company        Guarantors      Subsidiaries       Eliminations      Consolidated
                                                  -------        ----------      ------------       ------------      ------------
                                                                                 (In thousands)
Net sales                                      $  405,665        $  648,781       $     --           $  (22,761)      $1,031,685
Cost of sales                                     355,378           549,115             --              (22,898)         881,595
                                               ----------        ----------       --------           ----------       ----------

Gross income                                       50,287            99,666             --                  137          150,090

Operating expenses:
  Selling, general and
    administrative                                 31,070            43,825            (69)                  --           74,826
  Amortization of goodwill and
    purchased intangibles                              --             8,947             --                   --            8,947
                                               ----------        ----------       --------           ----------       ----------
Total operating expenses                           31,070            52,772            (69)                  --           83,773
                                               ----------        ----------       --------           ----------       ----------
Operating income                                   19,217            46,894             69                  137           66,317

Other income (expense):
  Interest expense                                (17,281)          (17,872)            --               19,725          (15,428)
  Interest income                                  15,135             5,297             --              (19,725)             707
  Miscellaneous, net                                7,580            (7,656)            --                   --              (76)
                                               ----------        ----------       --------           ----------       ----------
                                                    5,434           (20,231)            --                   --          (14,797)
                                               ----------        ----------       --------           ----------       ----------
Income before items noted below                    24,651            26,663             69                  137           51,520
Provision for income taxes                          7,821            11,447             26                   50           19,344
                                               ----------        ----------       --------           ----------       ----------
                                                   16,830            15,216             43                   87           32,176
Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                              16,386              --            1,040              (16,386)           1,040
                                               ----------        ----------       --------           ----------       ----------
Net income                                     $   33,216        $   15,216       $  1,083           $  (16,299)      $   33,216
                                               ==========        ==========       ========           ==========       ==========


                                      OSHKOSH TRUCK CORPORATION
                               Condensed Consolidating Balance Sheets
                                            June 30, 2002
                                             (Unaudited)
                                                                Subsidiary      Non-Guarantor
                                                  Company       Guarantors      Subsidiaries      Eliminations      Consolidated
                                                  -------       ----------      ------------      ------------      ------------
                                                                                (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                      $  12,561      $    1,913       $   4,568        $         --     $     19,042
  Receivables, net                                  56,560          62,131          41,441              (5,117)         155,015
  Inventories                                       58,909         148,740          26,321                (142)         233,828
  Prepaid expenses and other                        20,129           9,663           3,458                  --           33,250
                                                 ---------      ----------       ---------        ------------     ------------
     Total current assets                          148,159         222,447          75,788              (5,259)         441,135
Investment in and advances to:
  Subsidiaries                                     550,052          11,619              --            (561,671)              --
  Unconsolidated partnership                            --              --          20,298                  --           20,298
Other long-term assets                               5,937           2,391             244                  --            8,572
Net property, plant and equipment                   33,621          83,514          19,262                  --          136,397
Goodwill and purchased intangible
  assets, net                                           23         309,479         112,365                  --          421,867
                                                 ---------      ----------       ---------        ------------     ------------
Total assets                                     $ 737,792      $  629,450       $ 227,957        $   (566,930)    $  1,028,269
                                                 =========      ==========       =========        ============     ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $  44,134      $   43,128       $  30,481        $     (5,117)    $    112,626
  Floor plan notes payable                              --          22,229              --                  --           22,229
  Customer advances                                 16,406          78,297              --                  --           94,703
  Payroll-related obligations                       14,121          14,137           2,687                  --           30,945
  Income taxes                                      14,000              --           2,743                  --           16,743
  Accrued warranty                                  10,890           7,402           4,704                  --           22,996
  Other current liabilities                         18,171          28,924           2,765                  --           49,860
  Revolving credit facility and
    current maturities of long-term
    debt                                             3,158             236              49                  --            3,443
                                                 ---------      ----------       ---------        ------------     ------------
     Total current liabilities                     120,880         194,353          43,429              (5,117)         353,545
Long-term debt                                     195,092           1,586             117                  --          196,795
Deferred income taxes                               (6,441)         28,361          11,466                  --           33,386
Other long-term liabilities                         25,068          13,836           2,446                  --           41,350
Commitments and contingencies
Investments by and advances from
  (to) parent                                           --         391,314         170,499            (561,813)            --
Shareholders' equity                               403,193              --              --                  --          403,193
                                                 ---------      ----------       ---------        ------------     ------------
Total liabilities and shareholders'
  equity                                         $ 737,792      $  629,450       $ 227,957        $   (566,930)    $  1,028,269
                                                 =========      ==========       =========        ============     ============


                                     OSHKOSH TRUCK CORPORATION
                               Condensed Consolidating Balance Sheets
                                         September 30, 2001
                                             (Unaudited)
                                                                Subsidiary      Non-Guarantor
                                                  Company       Guarantors      Subsidiaries      Eliminations     Consolidated
                                                  -------       ----------      ------------      ------------     ------------
                                                                                (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                      $   4,726      $    3,394       $   3,192          $       --     $     11,312
  Receivables, net                                 104,662          74,814          33,633              (1,704)         211,405
  Inventories                                       82,873         145,635          29,561                 (31)         258,038
  Prepaid expenses and other                        11,525           9,644           1,226                  --           22,395
                                                 ---------      ----------       ---------          ----------     ------------
     Total current assets                          203,786         233,487          67,612              (1,735)         503,150
Investment in and advances to:
  Subsidiaries                                     575,807           8,591              --            (584,398)              --
  Unconsolidated partnership                            --              --          18,637                  --           18,637
Other long-term assets                               6,940           1,585             101                  --            8,626
Net property, plant and equipment                   36,286          88,783          16,859                  --          141,928
Goodwill and purchased intangible
  assets, net                                           24         319,779          97,124                  --          416,927
                                                 ---------      ----------       ---------          ----------     ------------
Total assets                                     $ 822,843      $  652,225       $ 200,333          $ (586,133)    $  1,089,268
                                                 =========      ==========       =========          ==========     ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $  41,703      $   42,143       $  25,722          $   (1,704)    $    107,864
  Floor plan notes payable                              --          19,271              --                  --           19,271
  Customer advances                                  3,568          54,502              --                  --           58,070
  Payroll-related obligations                        8,881          12,483           5,720                  --           27,084
  Income taxes                                      24,013              --           1,208                  --           25,221
  Accrued warranty                                   8,813           7,799           1,726                  --           18,338
  Other current liabilities                         18,624          27,567             131                  --           46,322
  Revolving credit facility and
    current maturities of long-term
    debt                                            76,600             426               5                  --           77,031
                                                 ---------      ----------       ---------          ----------     ------------
     Total current liabilities                     182,202         164,191          34,512              (1,704)         379,201
Long-term debt                                     280,250           1,812             187                  --          282,249
Deferred income taxes                               (5,764)         35,119          10,979                  --           40,334
Other long-term liabilities                         23,791          16,667              --                  --           40,458
Commitments and contingencies
Investments by and advances from
  (to) parent                                           --         434,436         154,655            (589,091)             --
Shareholders' equity                               342,364              --              --               4,662          347,026
                                                 ---------      ----------       ---------          ----------     ------------
Total liabilities and shareholders'
  equity                                         $ 822,843      $  652,225       $ 200,333          $ (586,133)    $  1,089,268
                                                 =========      ==========       =========          ==========     ============


                                      OHKOSH TRUCK CORPORATION
                          Condensed Consolidating Statements of Cash Flows
                               For the Nine Months Ended June 30, 2002
                                             (Unaudited)
                                                                 Subsidiary     Non-Guarantor
                                                   Company       Guarantors     Subsidiaries      Eliminations      Consolidated
                                                   -------       ----------     ------------      ------------      ------------
                                                                                (In thousands)
Operating activities:
  Net income                                      $  42,349     $  18,809          $ 5,951           $(24,760)         $ 42,349
  Non-cash adjustments                              (2,445)        10,833              162                 --             8,550
  Changes in operating assets and
    liabilities                                      87,862        37,186             (888)               111           124,271
                                                  ---------     ---------          -------            -------          --------
  Net cash provided from operating
    activities                                      127,766        66,828            5,225            (24,649)          175,170

Investing activities:
  Investments in and advances to
    subsidiaries                                     42,745       (64,959)          (2,159)            24,373                --
  Additions to property, plant and
    equipment                                        (1,631)       (2,515)          (2,737)                --            (6,883)
  Other                                                 (80)         (419)             813                 --               314
                                                  ---------      --------          -------            -------          --------

  Net cash provided from (used for)
    investing activities                             41,034       (67,893)          (4,083)            24,373            (6,569)

Financing activities:
  Net repayments under
    revolving credit facility                       (65,200)           --               --                 --           (65,200)
  Repayment of long-term debt                       (93,400)         (416)             (39)                --           (93,855)
  Dividends paid                                     (4,326)           --               --                 --            (4,326)
  Other                                               1,961            --               --                 --             1,961
                                                  ---------     ---------          -------            -------          --------
  Net cash used for financing
    activities                                     (160,965)         (416)             (39)                --          (161,420)
Effect of exchange rate changes on
  cash                                                   --            --              273                276               549
                                                  ---------     ---------          -------            -------          --------

Increase (decrease) in cash and cash
  equivalents                                         7,835        (1,481)           1,376                 --             7,730
Cash and cash equivalents at
  beginning of period                                 4,726         3,394            3,192                 --            11,312
                                                  ---------     ---------          -------            -------          --------
Cash and cash equivalents at
  end of period                                   $  12,561     $   1,913          $ 4,568            $    --          $ 19,042
                                                  =========     =========          =======            =======          ========

                                      OSHKOSH TRUCK CORPORATION
                          Condensed Consolidating Statements of Cash Flows
                               For the Nine Months Ended June 30, 2001
                                             (Unaudited)
                                                                 Subsidiary      Non-Guarantor
                                                    Company      Guarantors      Subsidiaries       Eliminations       Consolidated
                                                    -------      ----------      ------------       ------------       ------------
                                                                                    (In thousands)
Operating activities:
  Net income                                      $   33,216      $  15,216       $    1,083         $(16,299)         $ 33,216
  Non-cash adjustments                                 1,687         14,706           (2,334)              --            14,059
  Changes in operating assets and
    liabilities                                      (42,961)       (36,047)             115             (137)          (79,030)
                                                  ----------      ---------       ----------         --------          --------
  Net cash used for
    operating activities                              (8,058)        (6,125)          (1,136)         (16,436)          (31,755)

Investing activities:
  Acquisition of businesses, net of
    cash acquired                                     (4,583)       (21,840)              --               --           (26,423)
  Investments in and advances to
    subsidiaries                                     (54,446)        35,806            2,204           16,436                --
  Additions to property, plant and
    equipment                                        (10,320)        (2,428)              --               --           (12,748)
  Other                                               (1,222)        (3,131)          (1,048)              --            (5,401)
                                                  ----------      ---------       ----------         ----------        --------
  Net cash provided from (used for)
    investing activities                             (70,571)         8,407            1,156           16,436           (44,572)

Financing activities:
  Net borrowings under revolving
    credit facility                                   77,900             --               --               --            77,900
  Repayment of long-term debt                         (6,000)          (419)             (56)              --            (6,475)
  Dividends paid                                      (4,300)            --               --               --            (4,300)
  Other                                                  196             --               --               --               196
                                                  ----------      ---------       ----------         --------          --------
  Net cash provided from (used for)
    financing activities                              67,796           (419)             (56)              --            67,321
                                                  ----------      ---------       ----------         --------          --------
Increase (decrease) in cash and cash
  equivalents                                        (10,833)         1,863              (36)              --            (9,006)
Cash and cash equivalents at
  beginning of period                                 13,034            499               36               --            13,569
                                                  ----------      ---------       ----------         --------          --------
Cash and cash equivalents at
  end of period                                   $    2,201      $   2,362       $       --         $     --          $  4,563
                                                  ==========      =========       ==========         ========          ========


Item 2. Oshkosh Truck Corporation
Management's Discussion and Analysis of
Consolidated Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain "forward-looking statements" that Oshkosh Truck Corporation (the "Company" or "Oshkosh") believes to be within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, targets, projected sales, costs, earnings, capital spending and debt levels, and plans and objectives of management for future operations, including those under the caption "Fiscal 2002 Outlook" and "Fiscal 2003 Outlook," are forward-looking statements. When used in this Form 10-Q, words such as the Company "may," "will," "expects," "intends," "estimates," "anticipates," "believes," "should" or "plans" or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company's markets, risks related to reductions in government expenditures, the uncertainty of government contracts, the challenges of identifying, completing and integrating future acquisitions, the ultimate outcome of pending or threatened claims and litigation, disruptions in the supply of parts or components, competition and risks associated with international operations and sales, including foreign currency fluctuations. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to the Company's Current Report on Form 8-K filed with the SEC on July 25, 2002. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

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

Fire and emergency -- custom and commercial fire trucks, aircraft rescue and firefighting trucks, snow removal trucks, ambulances and other emergency vehicles primarily sold to fire departments, airports and other governmental units in the U. S. and abroad.

Defense-- heavy- and medium-payload tactical trucks and supply parts sold to the
U. S. Military and to other militaries around the world.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment(in thousands):

                                                          Third Quarter                       First Nine Months
                                                             Fiscal                                 Fiscal
                                                      2002             2001               2002                 2001
                                                      ----             ----               ----                 ----
Net sales to unaffiliated customers:
  Commercial                                        $204,535          $166,370         $  503,942           $  420,750
  Fire and emergency                                 123,956           128,850            339,504              338,603
  Defense                                            162,774           111,284            426,475              273,356
  Intersegment eliminations                           (1,733)             (714)            (3,291)              (1,024)
                                                    --------          --------         ----------           ----------
    Consolidated                                    $489,532          $405,790         $1,266,630           $1,031,685
                                                    ========          ========         ==========           ==========

Third Quarter Fiscal 2002 Compared to 2001

Consolidated net sales increased 20.6% to $489.5 million for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. The Company's fiscal 2002 third quarter included the results of the Geesink Norba Group, which the Company acquired in July 2001. During the third quarter of fiscal 2002, the Company recorded a cumulative adjustment of revenues of $12.7 million as a result of a contract modification during the quarter on its multi-year Medium Tactical Vehicle Replacement ("MTVR") contract. Excluding the impact of the Geesink Norba Group acquisition and the MTVR contract modification, net sales would have increased 7.9%, largely as a result of full-rate of production in fiscal 2002 on the MTVR contract and increased defense parts sales.

Commercial segment net sales increased 22.9% to $204.5 million for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. Excluding the impact of the Geesink Norba Group acquisition, commercial sales would have decreased 0.6%. Concrete placement product sales were up 1.8% in 2002 compared to 2001, following several quarters of declines due to the U.S. economic recession. U.S. refuse truck body and parts sales decreased 6.4% for the quarter, primarily because prior year results included higher package sales involving both a refuse body and truck chassis. Refuse body unit sales were down only slightly.

Fire and emergency segment net sales decreased 3.8% to $124.0 million for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. These results were due to lower U.S. municipal spending for fire apparatus in the first nine months of fiscal 2002 and the Company's plan to increase backlog at Pierce Manufacturing Inc.("Pierce")in order to improve manufacturing efficiencies in fiscal 2003.

Defense segment net sales increased 46.3% to $162.8 million for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 largely as a result of a full quarter of full-rate production under the MTVR contract to supply medium-payload trucks to the U.S. Marines, the previously-mentioned MTVR contract modification and parts sales accelerated from the fourth quarter to the third quarter to meet customer requirements. During the third quarter ended June 30, 2001, the Company was in the process of ramping-up to full-rate production.

First Nine Months Fiscal 2002 Compared to 2001

Consolidated net sales increased 22.8% to $1,266.6 million for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001. Excluding the impact of the Geesink Norba Group acquisition and the previously-mentioned MTVR contract modification, net sales were up 11.8%, largely as a result of increased production of MTVR vehicles and increased defense parts sales, offset by a decline in concrete placement product sales.

Commercial segment net sales increased 19.8% to $503.9 million for the nine months ended June 30, 2002 compared to the same period in the prior year. Excluding the impact of the Geesink Norba Group acquisition, commercial segment sales would have decreased 4.2%. Concrete placement sales were down 9.3% for the period compared to the same period in the prior year as the Company was impacted by the U.S. economic recession. U.S. refuse truck body and parts sales increased 7.2% for the period compared to the same period in the prior year and were favorably impacted by increased "body only" sales to the three largest U.S. waste haulers.

Fire and emergency segment net sales increased 0.3% to $339.5 million for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. Strong sales of ambulances, aircraft rescue and firefighting vehicles and snow vehicles were offset in part by lower U.S. municipal spending for fire apparatus.

Defense segment net sales increased 56.0% to $426.5 million for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001. Increased production and sales of MTVR trucks and increased parts sales were the major factors contributing to the defense segment sales increase. The Company produced at full-rate production under its MTVR contract for the entire nine months ended June 30, 2002. During the nine month period ended June 30, 2001 the Company was in the process of ramping-up to full-rate production.

Analysis of Consolidated Operating Income

The following table presents operating income by business segment (in thousands):

                                                     Third Quarter                            First Nine Months
                                                         Fiscal                                     Fiscal
                                               2002                  2001                  2002             2001
                                               ----                  ----                  ----             ----
Operating income (expense):
  Commercial                                $     17,747          $      8,898          $     37,204      $ 22,710
  Fire and emergency                              14,461                14,281                33,824        32,486
  Defense                                         14,965                 8,730                28,094        24,055
  Corporate and other                             (8,811)               (4,408)              (19,399)      (12,934)
                                            ------------          ------------          ------------      --------
    Consolidated operating
      income                                $     38,362          $     27,501          $     79,723      $ 66,317
                                            ============          ============          ============      ========

Third Quarter Fiscal 2002 Compared to 2001

Consolidated operating income increased 39.5% to $38.4 million, or 7.8% of sales, in the third quarter of fiscal 2002, compared to $27.5 million, or 6.8% of sales, in the third quarter of fiscal 2001. During the third quarter of fiscal 2002, the Company recorded a cumulative catch-up adjustment to increase its margins on its multi-year MTVR production contract by one percentage point to 4.3%. This increase was a result of events in the third quarter, including the completion of a retrofit program to bring low-rate production vehicles to final configuration, sustained positive cost performance and negotiation of a modification to the MTVR contract to include "dump and wrecker body" variants. The impact of this adjustment increased operating income for the quarter by $4.5 million, including $3.6 million related to shipments in prior quarters. Excluding the impact of the Geesink Norba Group acquisition, the MTVR margin adjustment and adjusting for the elimination of $1.8 million of amortization of goodwill and other indefinite-lived intangible assets as a result of the adoption of a new accounting standard, operating income would have been up 7.6% compared to the third quarter of fiscal 2001.

Commercial segment operating income increased 99.4% to $17.7 million, or 8.7% of sales, in the quarter compared to $8.9 million, or 5.3% of sales, in the prior year quarter. Excluding the impact of the Geesink Norba Group acquisition and adjusting for the adoption of the new accounting standard on goodwill and indefinite-lived assets, operating income would have been up 55.6% in the third quarter of fiscal 2002 compared to the prior year third quarter. This improvement was largely due to increased sales of higher-margin concrete placement products, sales of used trucks and favorable manufacturing cost and workers compensation cost experience.

Fire and emergency operating income increased 1.3% to $14.5 million, or 11.7% of sales, in the quarter compared to $14.3 million, or 11.1% of sales, in the prior year third quarter. Excluding the impact of the adoption of the new accounting standard on accounting for goodwill and indefinite-lived intangible assets, operating income would have been down 4.2% compared to the prior year quarter on lower sales volume, but operating income margins would have been consistent at 11.7% of sales in both the current and prior year quarters.

Defense operating income increased 71.4% to $15.0 million, or 9.2% of sales, compared to $8.7 million, or 7.8% of sales, in the prior year third quarter. Results for the current year quarter reflect operating income improvements due to increased volume related to a full quarter of full-rate production under the Company's lower-margin MTVR contract and increased parts sales. The Company was in the process of ramping up to full-rate production in the third quarter of fiscal 2001. The Company increased recorded margins on the multi-year MTVR production contract during the quarter one percentage point to 4.3%. Excluding the impact of the increase in MTVR margins during the quarter, operating income as a percent of sales would have been 7.0%. Operating income and margins for the third quarter of fiscal 2002 were negatively impacted by the relatively low margins on the higher volume of MTVR sales and by increases in spending for bid and proposal activities in connection with multi-year truck procurement competitions for U.S. Army and U.K. Ministry of Defence business.

Consolidated selling, general and administrative expenses increased to 8.0% of sales in the third quarter of fiscal 2002 compared to 6.3% of sales in the third quarter of fiscal 2001. Excluding such expenses of the Geesink Norba Group, selling, general and administrative expenses would have been 7.6% of sales in the third quarter of fiscal 2002. The Geesink Norba Group was acquired in the fourth quarter of fiscal 2001 and generally has higher gross margins and higher selling, general and administrative expenses than the Company's other businesses. The remaining increase in selling, general and administrative expenses related to higher corporate expenses and increased bid and proposal costs related to long-term truck procurement competitions in the Company's defense segment. Corporate operating expenses and inter-segment profit elimination increased $4.4 million to $8.8 million, or 1.8% of consolidated sales, for the third quarter of fiscal 2002 from $4.4 million, or 1.1% of consolidated sales, for the third quarter of 2001. The increase was largely due to increased variable compensation, higher legal defense costs and expenses incurred related to acquisition investigations terminated during the quarter.

First Nine Months of Fiscal 2002 Compared to 2001

Consolidated operating income increased 20.2% to $79.7 million, or 6.3% of sales, for the first nine months of fiscal 2002 compared to $66.3 million, or 6.4% of sales, for the first nine months of fiscal 2001. Excluding the impact of the increase in margins on the MTVR contract, the impact of the Geesink Norba Group acquisition and adjusting for the elimination of $5.2 million of amortization of goodwill and indefinite-lived intangible assets, operating income would have decreased 4.4% compared to the prior year period. This decrease was largely due to increased corporate expenses, increased sales of lower-margin MTVR defense vehicles, increased bid and proposal spending on U.S. and U.K. multi-year defense truck procurement competitions and lower sales of higher-margin concrete placement products.

Commercial segment operating income increased 63.8% to $37.2 million, or 7.4% of sales, for the first nine months of fiscal 2002 compared to $22.7 million, or 5.4% of sales, in the prior year period. Excluding the impact of the Geesink Norba Group acquisition and adjusting for the adoption of the new accounting standard on goodwill and indefinite-lived assets, operating income would have been up 19.0% in the first nine months of fiscal 2002 compared to the prior year period. This improvement was largely due to sales of used trucks and favorable manufacturing cost and workers compensation cost experience.

Fire and emergency operating income increased 4.1% to $33.8 million, or 10.0% of sales, for the first nine months of fiscal 2002 compared to $32.5 million, or 9.6% of sales, in the prior year period. Excluding the impact of the adoption of the new accounting standard on accounting for goodwill and indefinite-lived intangible assets, operating income would have been down 3.1% on a 0.3% increase in net sales compared to the prior year period, reflecting a less favorable product mix in fiscal 2002.

Defense operating income increased 16.8%, to $28.1 million, or 6.6% of sales, in the first nine months of fiscal 2002, compared to $24.1 million, or 8.8% of sales, in the prior year period. Fiscal 2002 results include increased volume related to full-rate production under the Company's lower-margin MTVR contract and higher parts sales. The Company was in the process of ramping up to full-rate production in the first nine months of fiscal 2001. The Company cumulatively adjusted margins on the multi-year MTVR production contract from 3.3% of sales to 4.3% of sales ($4.5 million increase) during the first nine months of fiscal 2002. Excluding the impact of the MTVR cumulative margin adjustment, segment operating income margins declined to 5.7% of sales from 8.8% in the prior year. Operating income and margins for the first nine months of fiscal 2002 were negatively impacted by increases in spending for bid and proposal activities in connection with multi-year truck procurement competitions for U.S. Army and U.K. Ministry of Defence business and by lower international truck sales.

Consolidated selling, general and administrative expenses increased to 8.3% of sales for the first nine months of fiscal 2002 compared to 7.3% of sales for the first nine months of fiscal 2001. Excluding the impact of the Geesink Norba Group acquisition, selling and administrative expenses would have been 7.7% of sales for the first nine months of fiscal 2002. The Geesink Norba Group was acquired in the fourth quarter of fiscal 2001 and generally carries higher gross margins and higher selling, general and administrative expenses than the Company's other businesses. The remaining increase in selling, general and administrative expenses related to higher corporate expenses and increased bid and proposal costs related to long-term truck procurement competitions in the Company's defense segment. Corporate operating expenses and inter-segment profit elimination increased $6.5 million to $19.4 million, or 1.5% of consolidated sales, for the first nine months of fiscal 2002 from $12.9 million, or 1.3% of consolidated sales, for the prior year period. The increase was largely due to higher variable compensation costs, legal defense costs and acquisition investigation costs.

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2002 Compared to 2001

Net interest expense decreased $0.5 million to $4.9 million in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. Interest costs on increased borrowings to fund the acquisition of the Geesink Norba Group were more than offset by lower interest rates.

The effective income tax rate for the third quarter of fiscal 2002 was 36.8% compared to 39.4% for the third quarter of fiscal 2001. Excluding the impact of $1.5 million of nondeductible goodwill in the third quarter of fiscal 2001, the Company's effective income tax rate was 36.9% in 2001.

Equity in earnings of an unconsolidated partnership of $0.5 million in the third quarter of fiscal 2002 and $0.3 million in the third quarter of fiscal 2001 represent the Company's equity interest in a lease financing partnership.

First Nine Months of Fiscal 2002 Compared to 2001

Net interest expense increased $1.6 million to $16.3 million in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. Interest costs on increased borrowings to fund the acquisition of the Geesink Norba Group were largely offset by lower interest rates.

The effective income tax rate for the first nine months of fiscal 2002 was 35.4% compared to 37.5% for the first nine months of fiscal 2001. In December 2001, the Company concluded an audit settlement of a research and development tax credit claim resulting in a $0.9 million credit to income tax expense in the first nine months of fiscal 2002. Excluding the impact of the $0.9 million tax settlement in the first nine months of fiscal 2002, and the impact of a $1.3 million tax settlement and $4.5 million of nondeductible goodwill in the first nine months of fiscal 2001, the Company's effective income tax rate was 36.8% in 2002 and 36.9% in 2001.

Equity in earnings of an unconsolidated partnership of $1.6 million in the first nine months of fiscal 2002 and $1.0 million in the first nine months of fiscal 2001 represent the Company's equity interest in a lease financing partnership.

Financial Condition

First Nine Months of Fiscal 2002

During the first nine months of fiscal 2002, cash increased by $7.7 million to $19.0 million at June 30, 2002. Cash provided from operating activities of $175.2 million was used to fund capital expenditures of $6.9 million, pay dividends of $4.3 million and reduce short- and long-term debt by $159.1 million.

In the first nine months ending June 30, 2002, net cash provided from operating activities of $175.2 million was significantly different than the $31.8 million of net cash used in operating activities in the first nine months of fiscal 2001. This variance between periods is primarily due to cash flows associated with changes in operating assets and liabilities. The following table presents cash flows associated with changes in operating assets and liabilities:

                                                       First Nine Months
                                                            Fiscal
                                                   2002                   2001
                                                   ----                   ----
  Receivables, net                              $ 59,886               $(45,362)
  Inventories                                     25,755                (59,913)
  Accounts payable                                 2,205                   (984)
  Floor plan notes payable                         2,958                  4,655
  Customer advances                               36,633                  8,344
  Income taxes                                    (4,934)                 8,508
  Other                                            1,768                  5,722
                                                --------               --------
    Source (use) of cash                        $124,271               $(79,030)
                                                ========               ========

The change from a $79.0 million use of cash in the first nine months of fiscal 2001 to a $124.3 million source of cash in the first nine months of fiscal 2002, primarily resulted from working capital invested in fiscal 2001 in the ramp-up to full-rate production on the MTVR contract and, in fiscal 2002, the Company's planned actions to reduce cash invested in working capital, principally receivables and inventories, in light of the recession in the U.S. economy, whereas the Company was building such assets in the first half of fiscal 2001 until it became evident that the Company was operating in a recessionary economy. Cash provided from customer advances also increased $28.3 million more in the first nine months of fiscal 2002 than in the first nine months of fiscal 2001 commensurate with the increase in fire and emergency backlog and as a higher percentage of customers took advantage of prepayment programs. Fiscal 2002 results also include an increase of $8.5 million in performance-based payments on the Company's Family of Heavy Tactical Vehicle ("FHTV") program, all of which was incremental over fiscal 2001. Income tax payments increased to $35.9 million in the first nine months of fiscal 2002 compared to $16.5 million in the first nine months of fiscal 2001. Fiscal 2002 payments include $17.7 million in fourth quarter fiscal 2001 estimated tax payments made in the first quarter of fiscal 2002, consistent with recent U.S. tax legislation which provided for this one-time deferral. Adjusting for this one-time item, income taxes payable would have increased $12.8 million in the period compared to increasing $8.5 million for the nine months ended June 30, 2001, with the change from the prior year period due to higher taxable income in the third quarter of fiscal 2002.

The Company's debt-to-total capital ratio at June 30, 2002 was 33.2% compared to 50.9% at September 30, 2001.

First Nine Months of Fiscal 2001

During the first nine months of fiscal 2001, cash decreased by $9.0 million to $4.6 million at June 30, 2001. Seasonal working capital increases related to the Company's commercial segment contributed to the $31.8 million in cash used for operating activities for the period. Operating cash requirements, capital expenditures of $12.7 million, an increase in other long-term assets of $5.4 million, scheduled term debt reductions of $6.5 million, payment of $4.3 million in cash dividends and the cash portion of the acquisitions of Medtec Ambulance Corporation common stock ($14.4 million) and TEMCO assets ($12.0 million) were funded through the use of $9.0 million of available cash and $77.9 million in borrowings under the Company's revolving credit facility. During the period, accounts receivable increased $45.4 million, largely due to the seasonal sales growth of the commercial segment and increased refuse product sales to major national waste haulers and municipalities that typically carry longer payment terms. Inventories increased $59.9 million during the period, including $18.8 million in the commercial segment as a result of seasonal build requirements. Fire and emergency inventories increased $4.8 million. Defense inventories increased $36.3 million during the period as a result of inventory associated with an international order and due to costs associated with the MTVR contract. Overall increases in inventory were partially offset by a $4.7 million increase in floor plan notes payable, an $8.3 million increase in customer advances, and an $8.5 million increase in income taxes payable.

Liquidity and Capital Resources

The Company had $146.3 million of unused availability under the terms of its revolving credit facility as of June 30, 2002. The Company's primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends, and, potentially, future acquisitions. The primary sources of cash are expected to be cash flow from operations and borrowings under the Company's senior credit facility.

The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to changes in working capital requirements arising principally from seasonal fluctuations in sales and due to the timing of receipt of individually large progress and performance-based payments from the U.S. Department of Defense ("DoD").

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

Interest rates on borrowings under the Company's senior credit facility are variable and are equal to the "Base Rate" (which is equal to the higher of a bank's reference rate and the federal funds rate plus 0.5%) or the "IBOR Rate" (which is a bank's inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 1.375%, 1.375% and 2.500% for IBOR Rate loans under the Company's revolving credit facility, Term Loan A and Term Loan B, respectively, as of June 30, 2002. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rates on borrowings outstanding at June 30, 2002 were 3.205% and 4.330% for Term Loans A and B, respectively. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

Based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2002 and fiscal 2003. See "Fiscal 2002 Outlook" and "Fiscal 2003 Outlook." Capital resource requirements may change, however, because the Company maintains an active acquisitions strategy and the capital requirements of this strategy cannot be reasonably estimated. In addition, the Company could face significant working capital requirements in the event of an award of major new business arising from current truck procurement competitions for new defense contracts in the U.S. and the U.K.

Critical Accounting Policies

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"). This requires management to make estimates and judgments that affect reported amounts and related disclosures. Actual results could differ from those estimates. The Company considers the following policies to be the most critical in understanding the judgments that are involved in the preparation of the Company's consolidated financial statements and the uncertainties that could impact the Company's results of operations, financial condition and cash flows.

Revenue Recognition: The Company generally recognizes and earns revenue when all of the following circumstances are satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered. The Company generally records revenues under long-term, fixed-price defense contracts using the percentage-of-completion method of accounting. The Company records revenues and anticipated profits under the MTVR multi-year, fixed-price production contract on a percentage-of-completion basis, generally using units accepted as the measurement basis for effort accomplished. The Company records estimated contract profits in earnings in proportion to recorded revenues based on the estimated average cost determined using total contract units under order (including exercised options). The Company records revenues under certain long-term, fixed price defense contracts which, among other things, provide for delivery of minimal quantities or require a significant amount of development effort in relation to total contract value, using the percentage-of-completion method upon achievement of performance milestones, or using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable. The Company reflects adjustments in contract value or estimated costs on contracts accounted for using the percentage-of-completion method in earnings in the current period as a cumulative catch-up adjustment. The Company charges anticipated losses on contracts or programs in progress to earnings when identified.

Goodwill and Other Intangible Assets: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001. Under SFAS No. 142, goodwill is no longer amortized; however, it must be tested for impairment at least annually. The Company continues to record amortization for other intangible assets with definite lives. The Company is subject to financial statement risk to the extent that goodwill and indefinite-lived assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are required to be established.

Product Liability: Due to the nature of the Company's products, the Company is subject to product liability claims and lawsuits in the normal course of business. A substantial portion of these claims and lawsuits involve the Company's concrete placement and domestic refuse businesses, while such lawsuits in the Company's defense business have historically been rare. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. Most insurance coverage includes self-insured retentions that vary by business segment and by year. Such self-insured retentions were increased sharply following the terrorist acts of September 11, 2001. As of July 31, 2002, the Company maintained self-insured retentions of $1.0 million for each of its businesses.

The Company establishes product liability reserves for its self-insured retention portion of any known outstanding matters based on the likelihood of loss and the Company's ability to reasonably estimate such loss. There is inherent uncertainty as to the eventual resolution of unsettled matters due to the unpredictable nature of litigation. The Company makes estimates based on available information and the Company's best judgment after consultation with appropriate experts. The Company periodically revises estimates based upon changes to facts or circumstances. The Company also utilizes actuarial methodologies to calculate reserves required for estimated incurred but not reported ("IBNR") claims as well as to estimate the effect of the adverse development of claims over time.

Warranty: Sales of the Company's products generally carry typical explicit manufacturer's warranties based on terms that are generally accepted in the Company's marketplaces. The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue can arise which is beyond the scope of the Company's historical experience. The Company provides for any such warranty issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience.

New Accounting Standards

Special Purpose Entities: In June 2002, the Financial Accounting Standards Board ("FASB") issued Exposure Draft "Consolidation of Certain Special-Purpose Entities - an Interpretation of ARB No. 51" ("Proposed Interpretation"). The Proposed Interpretation is intended to provide consolidation accounting guidance for special purpose entities, recognizing that existing consolidation accounting guidance involving a control-based approach contained in Accounting Research Board ("ARB") Statement No. 51 and FASB Statement No. 94 does not adequately consider the uniqueness of special purpose entities in which controlling rights may not be substantive. The Proposed Interpretation would explain how to identify a special purpose entity that is not subject to control through voting ownership interests and would require each enterprise involved with a special purpose entity to determine whether it provides financial support to the special purpose entity through a variable interest. Variable interests may arise from financial instruments, service contracts, minority ownership interests or other arrangements. If an entity holds a majority of the variable interests, or a significant variable interest that is significantly more than any other party's variable interest, that entity would be the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and results of activities of the special purpose entity in its consolidated financial statements.

A special purpose entity would be evaluated for consolidation based on voting interests, rather than provisions of this Proposed Interpretation, if one or more parties hold equity investments that meet certain conditions. An equity investment that fails to meet these conditions would consider the investment to be a variable interest to be assessed under the provisions of the Proposed Interpretation. An equity investment would be presumed to be insufficient to allow the special purpose entity to finance its own activities without relying on support by the variable interest holders (i.e., presumed to lack sufficient independent economic substance) unless the investment is equal to at least 10% of the special purpose entity's total assets.

The Proposed Interpretation would require existing unconsolidated special purpose entities that lack sufficient independent economic substance to be consolidated by primary beneficiaries if they do not effectively disperse risks among parties involved. Special purpose entities that effectively disperse risks would not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.

The Proposed Interpretation would be applied immediately to special purpose entities created after the issuance date of the final interpretation. For special purpose entities created before that date, the provisions of the Proposed Interpretation would be applied to those special purpose entities still existing as of the beginning of the first fiscal year or interim period beginning after March 15, 2003.

The Company is in the process of assessing the impact of this Proposed Interpretation on its interest in Oshkosh/McNeilus Financial Services Partnership ("OMFSP" -- see Note 6 to Notes to Unaudited Condensed Consolidated Financial Statements). A final interpretation may result in the Company including the assets and liabilities (or some portion thereof) of OMFSP in its consolidated financial statements. Alternatively, the Company may sell or restructure its interest in OMFSP.

Guarantee Obligations: In May 2002, the FASB issued a proposed interpretation that would clarify and expand on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value, or market value, of its obligations under that guarantee. The proposed interpretation does not address the subsequent measurement of the guarantor's recognized liability over the term of the guarantee. The proposed interpretation also would incorporate, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded.

The provisions related to recognizing a liability at inception for the fair value of the guarantor's obligations would not apply to product warranties or to guarantees accounted for as derivatives.

It is currently proposed that the new recognition and initial measurement provisions of the proposed interpretation would be applied to all previously issued guarantees in the first fiscal year beginning after September 15, 2002. The cumulative effect of initially applying those provisions would be reported as a change in accounting principle in the first interim period of the year of adoption. The disclosure requirements would be effective for financial statements of interim or annual periods ending after October 15, 2002.

The Company is assessing the potential impact of this proposed interpretation on the Company's financial statements. The Company may be required to estimate the fair value of its contingent obligations and record such value in its balance sheet with a corresponding charge to earnings upon implementation of the proposed accounting standard. Because the proposed interpretation does not provide guidance regarding appropriate methodologies to value such contingent obligations, the Company is unable to estimate the impact of this proposed interpretation.

Customers and Backlog

Sales to the DoD comprised approximately 33% of the Company's sales in the first nine months of fiscal 2002. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

The Company's backlog at June 30, 2002 increased 28.8% to $1,065.1 million compared to $826.7 million at June 30, 2001. Commercial segment backlog increased 108.2% to $160.5 million at June 30, 2002 compared to June 30, 2001. Excluding backlog related to the Geesink Norba Group acquisition, commercial and total Company backlog would have increased 55.7% and 23.9%, respectively, at June 30, 2002 compared to June 30, 2001. The commercial segment backlog was up as a result of increased orders of concrete mixers and lower orders for domestic refuse packers. After several quarters of weak orders, concrete placement orders rose sharply in the third quarter of fiscal 2002, while domestic refuse orders continued to be soft relative to the prior year. Fire and emergency segment backlog increased 27.4% to $290.7 million at June 30, 2002 compared to June 30, 2001 due to a decision to increase Pierce's backlog in an effort to improve manufacturing efficiencies, and due to a multi-unit award of aircraft rescue and firefighting vehicles. The defense segment backlog increased 17.7% to $614.0 million at June 30, 2002 compared to June 30, 2001. During the nine month period ended June 30, 2002, the Company recorded $76 million in orders for heavy equipment transport trucks and trailers for the U.K. Ministry of Defence. This award resulted from completion of a multi-year effort and final contract negotiations that were concluded in December 2001. Also, prior year defense backlog reflected the planned low-rate of initial production under the MTVR contract. Defense backlog at June 30, 2002 includes higher, "full-rate" production requirements called for and funded under the MTVR multi-year contract. Approximately 61% of the June 30, 2002 backlog is not expected to be filled in fiscal 2002.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the DoD FHTV and MTVR contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company's future sales to the DoD versus its sales to other customers.

Fiscal 2002 Outlook

The Company believes that fiscal 2002 net sales will approximate $1,700.0 million, up approximately 17.6% from fiscal 2001. The Company expects that consolidated net sales will be approximately $433.4 million in the fourth quarter of fiscal 2002.

The Company expects that commercial segment sales will increase approximately 16.1% in fiscal 2002 to approximately $650.0 million, or $26.0 million higher than previous estimates due to increased concrete placement sales in the third quarter. All previous estimates referred to in this Report on Form 10-Q reflect those estimates included in the Form 8-K the Company filed on April 25, 2002. The Company estimates that the Geesink Norba Group will contribute all of the segment's sales increase. Fiscal 2001 results included two months of operations of the Geesink Norba Group following its July 25, 2001 acquisition. The Company estimates annual Geesink Norba Group sales in fiscal 2002 to be approximately $130.0 million.

The Company expects that the fire and emergency segment sales will be up 2.4% from prior year at $475.0 million in fiscal 2002. There is no change in the Company's estimate of fire and emergency sales from previous estimates.

The Company believes that defense segment net sales will increase from previous estimates by approximately $15.0 million to approximately $580.0 million in fiscal 2002, largely due to the impact on sales of the contract modification signed in the third quarter on the Company's MTVR contract which added a "dump body" variant to this long-term contract. This new estimate reflects an estimated 37.1% increase in defense sales in fiscal 2002, primarily due to a full year of full-rate production under the Company's MTVR contract.

The Company estimates that its consolidated operating income will approximate $109.0 million in fiscal 2002, or 6.4% of sales. The Company expects commercial segment operating income to approximate $46.0 million, or 7.1% of sales, for fiscal 2002. This estimate is up by $6.0 million from previous estimates. The Company realized approximately $4.0 million of this increase in the third quarter and the Company anticipates that another $2.0 million of operating income will result from increased concrete placement sales and solid cost performance in the fourth quarter. The Company believes that fire and emergency segment operating income will approximate $48.0 million in fiscal 2002, or about 10.1% of sales. This is down about $2.0 million from previous estimates due to an estimated unfavorable product mix in the fourth quarter of fiscal 2002. The Company estimates that defense segment operating income should approximate $40.0 million, or 6.9% of sales, which is up $5.0 million from the Company's previous estimates. This change reflects the $5.3 million annual impact of the one percentage point increase in margins on the Company's MTVR contract to 4.3%.

The Company expects corporate expenses to approximate $25.0 million in fiscal 2002, up from $17.0 million for fiscal 2001. This increase largely reflects higher variable compensation, legal defense costs, insurance costs, and acquisition integration and investigation costs. The Company is also projecting $22.0 million in net interest costs in fiscal 2002, which is down by $2.5 million from previous estimates as a result of lower borrowings.

The Company estimates net income of approximately $15.5 million in the fourth quarter and $58.0 million for fiscal 2002. The Company estimates earnings per share to be $0.90 and $3.35 for the fourth quarter and for fiscal 2002, respectively.

In mid-June 2002, the Company negotiated "performance-based" payments under the MTVR contract. The Company expects this award to result in a substantial acceleration of cash flow under the contract in the fourth quarter of fiscal 2002 and for the duration of the contract, based on attaining certain pre-determined milestones. Because of this contract modification and the Company's expectation that it will build working capital in the fourth quarter of fiscal 2002, the Company expects that its debt will decline to approximately $150.0 million by September 30, 2002. The Company estimates total capital spending for fiscal 2002 at $15.0 million.

Fiscal 2003 Outlook

The Company estimates that consolidated net sales will approximate $1,775.0 million, up 4.4% from estimated fiscal 2002 net sales. No acquisitions are assumed in any of the Company's fiscal 2003 estimates.

The Company estimates that commercial sales will increase about 2.3% to $665.0 million in fiscal 2003. The Company is projecting a modest increase in concrete placement sales of 3.0% in fiscal 2003 as recent financial market news has caused the Company to be cautious about the timing and strength of the U.S. economic recovery. The Company is projecting domestic refuse sales to decline 10.0% in the first half of fiscal 2003 before firming in the second half. For the year, the Company expects domestic refuse sales to decline approximately 3%. The Company expects that Geesink Norba Group refuse product sales will grow approximately 8.0% in fiscal 2003 based on a recovering European economy and new product introductions.

The Company expects that fire and emergency sales will be up 6.3% to $505.0 million. The Company expects Pierce sales to be strong based on the current backlog of open orders, which extends into February 2003. However, the Company expects that another year of little snow and reduced airport funding will limit snow blower and plow sales in the fire and emergency segment.

The Company is projecting defense sales to increase 5.2% to $610.0 million. The Company expects MTVR sales to decline about $16.0 million in fiscal 2003, consistent with contract requirements, while the Company expects to realize approximately $46.0 million in sales as the Company initiates shipments in fiscal 2003 under the Company's contract to provide tank transporter systems to the United Kingdom Ministry of Defence.

By quarter, the Company estimates that fiscal 2003 sales will approximate $387.0 million in quarter one, $426.0 million in quarter two, $497.0 million in quarter three and $465.0 million in quarter four.

The Company is projecting consolidated operating income to be up 10.1% to about $120.0 million in fiscal 2003. In the commercial segment, the Company projects operating income to increase 10.9% to $51.0 million. In this segment, concrete placement results are projected to be flat in fiscal 2003. The Company will ramp up the sale of its new "Revolution" composite mixer drum slowly in fiscal 2003, and the Company expects no appreciable benefit until fiscal 2004. The Company expects domestic refuse results to be up slightly due to cost reduction plans in place. The Company expects that most of the growth in commercial segment operating income will result from recovery of European refuse product operating results following the restructuring of that business in fiscal 2002.

The Company is projecting fire and emergency segment operating income to increase 8.3% to $52.0 million in fiscal 2003, largely consistent with the estimated sales increase in the segment.

The Company is projecting defense operating income to increase 10.0% to $44.0 million in fiscal 2003. This estimate assumes significant bid and proposal spending with respect to several United Kingdom defense truck procurement programs and significant pre-contract costs. The Company has identified additional opportunities to bid, plus certain U.K. competitions are being extended, thereby increasing the Company's competition costs. Further, the Company may need to incur pre-contract costs, which are expensed as incurred, to meet contract requirements in the event of a positive award of certain of these contracts to the Company. Defense operating income estimates assume no further margin improvement on the multi-year MTVR contract in fiscal 2003. The Company's margin on this contract is currently at 4.3%. Subject to attaining certain milestones and cost performance, the Company continues to target margins of 6.0% to 6.5% over the contract life. A one percentage point change in MTVR margins in fiscal 2003 would impact the Company's operating income by $7.6 million, or $0.27 per share, after tax. The Company reviews its estimated costs to complete the MTVR long-term production contract periodically or as events change, based on factors such as the cost performance achieved to date and the durability of fielded trucks. In June 2002, the Company negotiated a modification of the MTVR contract to replace bare chassis with requirements for vehicles with a dump or a wrecker variant. The wrecker variants are complex vehicles that will undergo significant testing. The U.S. Marine Corps has until January 2004 to fund the wrecker requirements under the contract. How these wreckers perform in testing, the timing and number of wreckers actually funded by the U.S. Marine Corps under the contract and cost performance on these trucks will be important factors in the Company's ability to achieve its targeted MTVR margins of 6.0% to 6.5% over the life of the contract.

The Company expects corporate expenses to approximate $27.0 million in fiscal 2003, up from $25.0 million estimated for fiscal 2002. This increase reflects investments planned to build the Company's management team in preparation for additional acquisitions and/or defense contract awards. The Company is projecting net interest costs to decline $2.0 million to $20.0 million in fiscal 2003. The Company expects debt to be lower in fiscal 2003 than in fiscal 2002 and interest rates to increase modestly. Also, the Company is estimating a working capital build and related use of cash/increase in debt associated with potential major defense contract awards.

By quarter, the Company expects that net income will approximate $8.0 million in quarter one, $14.5 million in quarter two, $21.0 million in quarter three and $21.5 million in quarter four. Based on an estimated 17.65 million average diluted shares outstanding for the year, these net income estimates result in earnings per share estimates of $0.45 in quarter one, $0.83 in quarter two, $1.19 in quarter three, and $1.21 in quarter four. First quarter estimates include heavy defense bid and proposal spending.

Assuming no acquisitions, the Company estimates that debt will rise in the first half of fiscal 2003 compared to forecasted September 30, 2002 levels due to seasonal working capital demands of the concrete placement business and then remain relatively high for the remainder of the year even as such demands subside due to working capital requirements associated with production under the U.K. tank transporter contract in the second half of fiscal 2003. Specific debt estimates are $175.0 million at December 31, 2002, $200.0 million at March 31, 2003, $210.0 million at June 30, 2003 and $150.0 million at September 30, 2003. If the Company were to win a major defense contract, then debt levels would rise in the start-up phases of the contracts. The Company expects capital spending to increase to approximately $30.0 million in fiscal 2003 due to the planned start-up of a U.S. production facility for the Revolution composite mixer drum.

The Company believes that the impact of the terrorist acts on September 11, 2001 on the Company will include increases in the costs of insurance for all global businesses, including the Company, principally beginning in fiscal 2003. The Company has estimated the impact of such insurance cost increases and reflected such expectations in its estimates of fiscal 2003 earnings per share.

The expectations with respect to projected sales, costs, earnings and debt levels in this "Fiscal 2002 Outlook" and "Fiscal 2003 Outlook" are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, anticipation of a modest economic recovery in U.S. and European economies in fiscal 2003; the Company's expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company's ability to achieve cost reductions; the Company's anticipated level of sales and margins associated with international defense truck sales and the MTVR program; the Company's estimates for capital expenditures of municipalities for fire and emergency and refuse products, of airports for fire and rescue products and of commercial waste haulers; the Company's estimates of concrete placement activity, housing starts and mortgage rates; the Company's expected level of sales and operating income of the Geesink Norba Group; the Company's ability to sustain market share gains by its fire and emergency and refuse products businesses; the Company's planned spending on bid and proposal activities for U.S. and U.K. defense truck procurement competitions; the Company's anticipated level of sales of, and capital expenditures associated with, the Revolution(TM) composite mixer; the Company's estimates for steel and insurance costs; the Company's estimates for debt levels, interest costs and working capital needs; and that the Company does not complete any acquisitions. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company's ability to achieve the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2001 and have not materially changed since that report was filed.

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                  JUNE 30, 2002


ITEM 1 LEGAL PROCEEDINGS

      None.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        (10.1) Oshkosh Truck Corporation Deferred Compensation Plan for Directors and Executive Officers.

        (10.2) Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and Bryan J. Blankfield (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-13886)).

        (99.1) Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated August 8, 2002.

        (99.2) Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated August 8, 2002.


(b)     Reports on Form 8-K

        Current Report on Form 8-K dated April 25, 2002 reporting the announcement of the Company's earnings for the second quarter ended March 31, 2002.

        Current Report on Form 8-K dated June 14, 2002 reporting the appointment of Deloitte & Touche LLP as independent auditors for the Company for the year ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OSHKOSH TRUCK CORPORATION

August 8, 2002                                  /S/  R. G. Bohn
                                            ------------------------------------
                                            R. G. Bohn
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


August 8, 2002                                  /S/ C. L. Szews
                                            ------------------------------------
                                            C. L. Szews
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



August 8, 2002                                  /S/ T. J. Polnaszek
                                            ------------------------------------
                                            T. J. Polnaszek
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description


(10.1) Oshkosh Truck Corporation Deferred Compensation Plan for Directors and Executive Officers.

(10.2) Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and Bryan J. Blankfield (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-13886)).

(99.1) Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C ss.1350, dated August 8, 2002.

(99.2) Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated August 8, 2002.