Form 10-K
period 2002-09-30
OSHKOSH TRUCK CORP
filed 2002-11-25
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
(Mark One)
(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2002, or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________________ to ____________________________

Commission file number:  1-31371

                            Oshkosh Truck Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Wisconsin                                 39-0520270
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

      P. O. Box 2566, Oshkosh, WI                        54903-2566
----------------------------------------                 ----------
(Address of principal executive offices)                 (zip code)

Registrant's telephone number, including area code:           (920) 235-9151
Securities registered pursuant to Section 12(b) of the Act:

          Common Stock                         New York Stock Exchange
Preferred Share Purchase Rights                New York Stock Exchange
-------------------------------      -------------------------------------------
        (Title of class)             (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     Aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant as of November 19, 2002:

     Class A Common Stock, $.01 par value - No Established Market Value
     Common Stock,         $.01 par value - $998,704,492

     Indicate by check mark whether the registrant is an accelerated filer (as
     defined in Rule 12b-2 of the Act).     Yes X   No  __

     Number of shares outstanding of each of the registrant's classes of common stock as of November 19, 2002:

     Class A Common Stock, $.01 par value -    416,619 shares
     Common Stock,         $.01 par value - 16,595,289 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III).

--------------------------------------------------------------------------------

                            OSHKOSH TRUCK CORPORATION

                       Index to Annual Report on Form 10-K
                      Fiscal year ended September 30, 2002

                                                                            Page
                                                                            ----
                                     PART I.

ITEM  1.   BUSINESS ..........................................................4

ITEM  2.   PROPERTIES .......................................................15

ITEM  3.   LEGAL PROCEEDINGS.................................................16

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............17

           EXECUTIVE OFFICERS OF THE REGISTRANT .............................17

                                    PART II.

ITEM  5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS .............................................18

ITEM  6.   SELECTED FINANCIAL DATA...........................................19

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................21

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK......................................................35

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................35

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..............................73

                                    PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................73

ITEM 11.   EXECUTIVE COMPENSATION ...........................................73

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......................73

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................74

ITEM 14.   CONTROLS AND PROCEDURES ..........................................74

                                    PART IV.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K .....................................................74

           INDEX TO EXHIBITS.................................................81

     As used herein, the "Company" refers to Oshkosh Truck Corporation, including Pierce Manufacturing Inc. ("Pierce"), McNeilus Companies, Inc. ("McNeilus") and its wholly-owned subsidiaries, Viking Truck and Equipment, Inc. ("Viking"), Kewaunee Fabrications, LLC ("Kewaunee"), Medtec Ambulance Corporation ("Medtec") and Geesink Group B.V., Norba A.B. and Geesink Norba Limited and their wholly-owned subsidiaries (together the "Geesink Norba Group"). "Oshkosh" refers to Oshkosh Truck Corporation, not including Pierce, McNeilus, Viking, Kewaunee, Medtec or the Geesink Norba Group or any other subsidiaries.

     The "Oshkosh," "McNeilus," "Pierce," "Medtec," "Geesink," "Norba," "Kiggen," "Revolution," "Command Zone," "All-Steer," "TAK-4," "Hawk Extreme," "Hercules," "Husky," "SmartPak," "Auto Reach Arm" and "Pro-Pulse" trademarks and related logos are registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.

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

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains statements that the Company believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures and debt levels, and plans and objectives of management for future operations, including those under the caption "Fiscal 2003 Outlook," are forward-looking statements. When used in this Annual Report on Form 10-K, words such as the Company "expects," "intends," "estimates," "anticipates," "believes," "should" or "plans" or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the outcome of defense truck procurement competitions, the extent of economic recovery, if any, in 2003 in the U.S. and Europe, the cyclical nature of the Company's commercial and fire and emergency markets, risks related to reductions in government expenditures, the uncertainty of government contracts, disruptions in the supply of parts or components from sole source suppliers and subcontractors, competition, the challenges of identifying acquisition candidates and integrating acquired businesses and risks associated with international operations and sales, including foreign currency fluctuations. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on October 29, 2002.

     All forward-looking statements, including those under the caption "Fiscal 2003 Outlook" speak only as of November 25, 2002. The Company has adopted a policy that if the Company makes a determination that it expects earnings for future periods for which projections are contained in this Annual Report on Form 10-K to be lower than those projections, then the Company will publicly announce that fact. The Company's policy also provides that the Company does not intend to make such a public announcement if the Company makes a determination that it expects earnings for future periods to be at or above the projections contained in this Annual Report on Form 10-K. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company's next quarterly conference call, if at all.

                                     PART I

Item 1.   BUSINESS

The Company

     The Company is a leading designer, manufacturer and marketer of a broad range of specialty commercial, fire and emergency and military trucks under the "Oshkosh" and "Pierce" trademarks; truck bodies under the "McNeilus," "MTM," "Medtec," "Geesink" and "Norba" trademarks; and mobile and stationary compactors under the "Geesink Kiggen" trademark. Oshkosh began business in 1917 and was among the early pioneers of four-wheel drive technology. In 1981, Oshkosh was awarded the first Heavy Expanded Mobility Tactical Truck ("HEMTT") contract for the U.S. Department of Defense ("DoD"), and quickly developed into the DoD's leading supplier of severe-duty heavy tactical trucks. In 1996, the Company began a strategic initiative to shed under-performing assets and to diversify its business by making selective acquisitions in attractive specialty segments of the commercial truck and truck body markets to complement its defense truck business. The result of this initiative was an increase in sales from $413 million in fiscal 1996 to $1,744 million in fiscal 2002, with earnings from continuing operations increasing from a loss of $.02 per share for fiscal 1996 to earnings of $3.45 per share in fiscal 2002.

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

     o Medtec, a leading manufacturer of ambulances and rescue vehicles, in October 2000;

     o Certain assets of TEMCO, a manufacturer of concrete mixers, batch plants and concrete mixer parts in March 2001; and

     o Geesink Norba Group, a leading European manufacturer of refuse collection truck bodies, mobile and stationary compactors and transfer stations, in July 2001.

     The Company believes it has developed a reputation for excellent product quality, performance and reliability at low product life cycle costs in each of the specialty segments in which it participates. The Company has strong brand recognition in its segments and has demonstrated design and engineering capabilities through the introduction of several highly engineered proprietary components that increase the Company's products' operating performance. The Company has developed comprehensive product and service portfolios for many of its markets in an effort to become a single-source supplier for its customers, including customer lease financing for fire and emergency products through its wholly-owned subsidiary, Oshkosh Equipment Finance, L.L.C., doing business as Oshkosh Capital Corporation ("Oshkosh Capital"), and for commercial products through the Company's interest in Oshkosh/McNeilus Financial Services Partnership ("OMFSP"). The Company's commercial truck lines include refuse truck bodies, rear- and front-discharge concrete mixers and all-wheel drive truck chassis. The Company's custom and commercial fire apparatus and emergency vehicles include pumpers, aerial and ladder trucks, tankers, light, medium and heavy-duty rescue vehicles, wildland rough terrain response vehicles, aircraft rescue and firefighting ("ARFF") vehicles, ambulances and snow removal vehicles. As the leading manufacturer of severe-duty heavy tactical trucks for the DoD, the Company manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel and cargo for combat units. In December 1998, the DoD awarded Oshkosh the Medium Tactical Vehicle Replacement ("MTVR") contract for the U.S. Marine Corps from which the Company expects to generate total sales of up to $1.1 billion during the period from fiscal 2000 through fiscal 2005, assuming exercise of available options by the DoD under the contract. The Company expects fiscal 2003 sales under this contract to approximate $295 million. The MTVR contract represents the Company's first production contract for medium tactical trucks for the U.S. military.

Competitive Strengths

     The following competitive strengths support the Company's business strategy:

     Strong Market Positions. The Company has developed strong market positions and brand recognition in its core businesses, which the Company attributes to its reputation for quality products, advanced engineering, innovation, vehicle performance, reliability, customer service and low product life cycle costs.

     Extensive Distribution Capabilities. The Company has established an extensive domestic and international distribution system for specialty trucks and truck bodies tailored to each market. Networks of dealers and distributors are utilized in markets characterized by a large, fragmented customer base. The Company employs direct in-house sales and service representatives in markets characterized by a concentrated customer base.

     Flexible and Efficient Manufacturing. The Company believes it has competitive advantages over larger truck manufacturers in its specialty truck markets due to its manufacturing flexibility and custom fabrication capabilities. Over the past ten years, the Company has significantly increased manufacturing efficiencies. In addition, the Company believes it has competitive advantages over smaller truck and truck body manufacturers due to the Company's relatively higher volumes that permit the use of moving assembly lines and purchasing power opportunities across product lines.

     Diversified Product Offering and Customer Base. The Company's broad product offerings and target markets serve to diversify its sources of revenues, mitigate the impact of economic cycles and provide multiple platforms for both potential internal growth and acquisitions. For each of the Company's target markets, the Company has developed or acquired a broad product line to become a single-source provider to the Company's customers.

     Strong Management Team. The present management team has successfully executed a strategic repositioning of the Company's business while significantly improving its financial and operating performance. With each acquisition since 1996, the Company assimilated the management and culture of the acquired company, introduced new strategies to significantly increase sales and used the Company's expertise in purchasing and manufacturing to reduce costs.

     Quality Products and Customer Service. Oshkosh, Pierce, McNeilus, Medtec and the Geesink Norba Group have each developed strong brand recognition based on their commitments to meet the stringent product quality and reliability requirements of their customers and the specialty truck markets they serve. The Company's commitment to product quality is exemplified by the ISO 9001 certification of Oshkosh, Pierce and the Geesink Norba Group. In August 2002, Pierce was certified under the new ISO 9001:2000 standards. McNeilus expects to receive ISO 9001 certification in fiscal 2003. The Company also achieves high quality customer service through its extensive service and parts support program, which is available to domestic customers 365 days a year in all product lines throughout the Company's distribution systems.

     Proprietary Components. The Company's advanced design and engineering capabilities have contributed to the development of proprietary, severe-duty components that enhance truck performance, reduce manufacturing costs and strengthen customer relationships. These proprietary components include front drive and steer axles, transfer cases, cabs, the ALL-STEER electronic all-wheel steering system, TAK-4 independent suspension, the Sky-Arm articulating aerial platform ladder, the Hercules and Husky foam systems, the Command Zone multiplexing technology, the McNeilus Auto Reach Arm for automated side-loading refuse bodies, Geesink Norba Group's SmartPak bin lift system and the Pro-Pulse hybrid electric drive technology. The Company also has an exclusive license to manufacture and market the Revolution composite concrete mixer drum in the Americas and holds options to acquire the technological rights worldwide. The Company believes these proprietary components provide the Company a competitive advantage by increasing its products' durability, operating efficiency and effectiveness. The integration of many of these components across various product lines also reduces the Company's costs to manufacture its products compared to manufacturers who simply assemble purchased components.

Business Strategy

     The Company is focused on increasing its net sales, profitability and cash flow by capitalizing on its competitive strengths and pursuing a comprehensive, integrated business strategy. Key elements of the Company's business strategy include:

     Focusing on Specialized Truck and Truck Body Markets. The Company plans to continue its focus on those specialized truck and truck body markets where it has or can acquire strong market positions and where the Company believes it can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability. The Company believes the higher sales volumes associated with strong market positions will allow the Company to continue to enhance productivity in manufacturing operations, fund innovative product development and invest in further expansion. In addition to the Company's strategies to increase market share and profitability, each of the Company's specialized truck and truck body markets is exhibiting opportunities for further market growth.

     Pursuing Strategic Acquisitions. The Company's present management team has successfully negotiated and integrated eight acquisitions since 1996 that have significantly increased the Company's sales and earnings. The Company intends to selectively pursue additional strategic acquisitions, both domestically and internationally, to enhance its product offerings and expand its international presence in specialized truck and truck body markets. The Company will focus its acquisition strategy on providing a full range of products to customers in specialty truck and truck body markets that are growing and where the Company can enhance its strong market positions and achieve significant acquisition synergies.

     Introducing New Products. The Company has increased its emphasis on new product development in recent years , as it seeks to expand sales by leading its core markets in the introduction of new or improved products and new technologies, either through internal development or strategic acquisitions. In fiscal 2002, the Company invested $17.9 million in development activities that resulted in numerous major new products or product enhancements.

     In the fire and emergency segment, Pierce began deliveries of units to the fire service in fiscal 2002 that included the TAK-4 independent suspension, originally developed by Oshkosh. This system improves braking, brake life and maintenance, handling and ride quality of fire apparatus. In fiscal 2002, Pierce also began deliveries of the Tactical Fire Fighting Truck ("TFFT"), which was developed in fiscal 2001 based on the eight-wheel drive chassis of the HEMTT M977. The TFFT is designed to suppress and extinguish aircraft, petroleum, wildland and structural fires. In fiscal 2002, Pierce expanded its wildland firefighting line of products to include the Hawk Extreme on the six-wheel drive MTVR chassis, which features TAK-4 independent suspension, a central tire inflation system, ABS brakes and embedded diagnostics. Oshkosh delivered its first Striker ARFF vehicle in fiscal 2002, a new truck developed in fiscal 2001 that offers better maneuverability, visibility and stability, making responses faster and safer for the vehicle users.

     In the commercial segment, McNeilus introduced the Revolution composite mixer drum in fiscal 2002. The Revolution mixer drum is approximately 2,000 pounds lighter than a conventional concrete mixer drum. Less weight results in improved product performance as the composite drum can carry up to 1/2 cubic yard more concrete. Further, McNeilus believes the composite drum is more durable and easier to clean and maintain than conventional steel mixer drums. Also in fiscal 2002, McNeilus developed and introduced four new refuse bodies under its Street Force line of refuse bodies for the waste collection industry. This line of products includes rear loader, manual/automated side loader, automated side loader and automated full-eject side loader models.

     In fiscal 2002 in the defense segment, Oshkosh integrated its Pro-Pulse hybrid electric drive system into a heavy tactical defense truck. Oshkosh also developed a dump truck variant of its MTVR vehicle with Command Zone technology and a wrecker variant.

     Tailoring Distribution and Service to Each Market. The Company actively tailors distribution and service to each of its domestic and international markets. Dealers and distributors are utilized in markets characterized by a large, fragmented customer base. Company-owned or leased facilities and in-house sales representatives are utilized in markets characterized by a concentrated customer base, supplemented by a network of nationwide service representatives. The Company believes that this distribution and service model provides frequent contact with customers and timely service at a reasonable cost of capital. Because the Company's vehicles must be ready to go to war, fight a fire, rescue, clean up, build and perform other critical missions, the Company has actively been expanding Company-owned service locations, encouraging dealers to expand service locations and adding roving service vans to maintain high readiness levels of its installed fleets.

     Focusing on Operational Excellence. The Company seeks to deliver high performance products to customers at low product life cycle costs through a focus on operational excellence. The Company has completed several facilities expansions in recent years to install improved production flow processes, robotics and high-speed fabrication equipment. In September 2000, the Company completed construction of a 100,000 square foot, $8.3 million expansion of its Dodge Center, Minnesota manufacturing facility. The primary purpose of the expansion was to construct two moving assembly lines with robotic welders to significantly reduce the manufacturing costs of refuse bodies. The expansion doubled the refuse body manufacturing and painting capacity of this facility. In May 2001, the Company completed the $10.0 million, 110,000 square foot expansion of its model-flexible main assembly plant in Oshkosh, Wisconsin. This expansion significantly increased assembly capacity, refined the manufacturing process and expanded testing capabilities. The expansion includes facilities for simulated road tests and on-line ABS brake testing and provided improvements in cab production and TAK-4 independent suspension production. The Company actively benchmarks its competitors' costs and best industry practices, and continuously seeks to implement process improvements to increase profitability and cash flow. Approximately 80% of all materials and components company-wide are procured through the Company's strategic purchasing group to leverage the Company's full purchasing power. With each of its major acquisitions, the Company has established cost reduction targets. At Pierce, the Company exceeded its two-year cost reduction target of $6.5 million as a result of consolidating facilities, reengineering the manufacturing process and leveraging increased purchasing power. Similarly, the Company utilized its greater purchasing power and manufacturing capabilities in connection with its 1998 acquisition of McNeilus to achieve cost reductions. In fiscal 1998, the Company established a $5.0 to $7.0 million two-year cost reduction target and to date has realized over $11.0 million of cost reductions. The Company has established an annual cost reduction target of $2.0 to $3.5 million over the next two years for the Geesink Norba Group acquisition and expects to meet or exceed the high-end of the target. For historic product lines, the Company also establishes annual labor productivity improvement targets, and for many product lines, the Company establishes materials cost reduction targets.

Products

     The Company is focused on the following core segments of the specialty truck and truck body markets:

     Commercial segment: Through the Geesink Norba Group and McNeilus, the Company is a leading European and U.S. manufacturer of refuse truck bodies for the waste services industry. Through Oshkosh and McNeilus, the Company is a leading manufacturer of front- and rear-discharge concrete mixers and portable concrete batch plants for the concrete ready-mix industry. McNeilus manufactures a wide range of rear, front, automated side and top loading refuse truck bodies, which are mounted on commercial chassis. McNeilus sells its refuse vehicles primarily to commercial waste management companies, and it is building a presence with municipal customers such as the cities of Los Angeles, California; Philadelphia, Pennsylvania; Greensboro, North Carolina; and Cleveland, Cincinnati and Columbus, Ohio; and in international markets such as the United Kingdom. The Geesink Norba Group sells its refuse vehicles throughout Europe to municipal and commercial customers. The Company believes its refuse vehicles have a reputation for efficient, cost effective, dependable, low maintenance operation that supports the Company's continued expansion into municipal and international markets. The Company sells rear- and front-discharge concrete mixers and portable concrete batch plans to concrete ready-mix companies throughout the United States and internationally. The Company believes it is the only domestic concrete mixer manufacturer that markets both rear- and front-discharge concrete mixers and portable concrete batch plants. Mixers and batch plants are marketed on the basis of their quality, dependability, efficiency, low maintenance and cost-effectiveness.

     In March 2002, the Company introduced the Revolution concrete mixer drum, constructed using light-weight composite materials. Since the introduction of the first concrete mixer drum approximately 70 years ago, all commercially successful drums worldwide have been produced utilizing steel. The Company believes the Revolution is the first composite drum ever produced. The Revolution drum offers improved concrete payload on a truck, easier drum cleanout and lower noise levels. The Company sold a limited number of Revolution drums in the U.S. in fiscal 2002. In fiscal 2003, the developer and licensor of the Revolution technology will be producing a few hundred drums in Australia for sale in the U.S. to McNeilus customers. By the end of fiscal 2003, the Company plans to have a U.S. plant operational at high rate production for sales beginning in fiscal 2004. In fiscal 2005 and 2006, the Company expects to acquire the rights to this technology for Europe, Asia, Australia and perhaps Africa/Middle East. The Company expects to sell the Revolution drum at substantially higher prices and margins as the Company believes the Revolution drum yields a quick payback to customers through lower product life cycle costs. As the Company rolls out this technology worldwide, the Company is required to pay to its Australian partner license fees payable per continent and royalty fees payable per drum sold.

     The Company offers four- to seven-year tax advantaged lease financing to mixer and portable concrete batch plant customers and to commercial waste hauler customers in the United States through OMFSP, an affiliated partnership. Offerings include competitive lease financing rates and the ease of one-stop shopping for customers' equipment and financing.

     Fire and Emergency Segment. Through Pierce, the Company is a leading domestic manufacturer of fire apparatus assembled on custom chassis, designed and manufactured by Pierce to meet the special needs of firefighters. Pierce also manufactures fire apparatus assembled on a commercially available chassis, which are produced for multiple end-customer applications. Pierce's engineering expertise allows it to design its vehicles to meet stringent government regulations for safety and effectiveness. Pierce primarily serves domestic municipal customers, but also sells fire apparatus to airports, universities and large industrial companies, and in international markets. Pierce's history of innovation and research and development in consultation with firefighters has resulted in a broad product line that features a wide range of innovative, high-quality custom and commercial firefighting equipment with advanced fire suppression capabilities. In an effort to be a single-source supplier for its customers, Pierce offers a full line of custom and commercial fire apparatus and emergency vehicles, including pumpers, aerial and ladder trucks, tankers, light, medium and heavy-duty rescue vehicles, wildland rough terrain response vehicles, command centers and emergency response vehicles.

     Through Medtec, the Company is one of the leading U.S. manufacturers of custom ambulances for private and public transporters and fire departments. Medtec markets a broad line of ambulances for private patient transporters, fire departments and public transporters, but specializes in Type I and Type III ambulances. Type I and Type III ambulances are popular among public patient transporters and fire departments. Type I ambulances feature a conventional style, light- or medium-duty chassis with a modular patient transport body mounted separately behind the truck cab. Type III ambulances are built on light-duty van chassis with a walk-through opening into the patient transport body which is mounted behind the vehicle cab.

     The Company is among the leaders in sales of ARFF vehicles to domestic and international airports. These highly specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the world's largest airports, including LaGuardia International Airport, O'Hare International Airport and Los Angeles International Airport in the United States and airports such as Montreal and Toronto, Canada, are served by the Company's ARFF vehicles. The Company believes that the reliability of its ARFF vehicles contributes to the Company's strong position in this market.

     The Company is a leader in airport snow removal in the United States. The Company's specially designed airport snow removal vehicles can cast up to 5,000 tons of snow per hour and are used by some of the largest airports in the United States, including Denver International Airport, LaGuardia International Airport, Minneapolis-St. Paul International Airport and O'Hare International Airport.

The Company believes that the reliability of its high performance snow removal vehicles and the speed with which they clear airport runways contributes to its strong position in this market.

     The Company offers two- to ten-year municipal lease financing programs to its fire and emergency customers in the United States through Oshkosh Capital. Programs include competitive lease financing rates, creative and flexible finance arrangements and the ease of one-stop shopping for Pierce's customers' equipment and financing. The lease financing transactions are executed through a private label arrangement with an independent third party finance company.

     Defense Segment. The Company has sold products to the DoD for over 70 years. The Company's proprietary military all-wheel drive product line of heavy-payload tactical trucks includes the HEMTT, the Heavy Equipment Transporter ("HET"), the Palletized Load System ("PLS"), Common Bridge Transporter ("CBT") and the Logistic Vehicle System ("LVS"). The Company also exports severe-duty heavy tactical trucks to approved foreign customers.

     The Company has developed and maintained a strong relationship with the DoD over the years as a proven supplier. The Company has a five-year Family of Heavy Tactical Vehicles ("FHTV") requirements contract running from fiscal 2001 to fiscal 2006 that includes the following heavy-payload products: HEMTT, HEMTT-ESP ("Expanded Service Program"), HET, PLS, CBT, LVS and the associated logistics and configuration management support. The DoD is considering a new Future Tactical Truck System ("FTTS") program that may replace the FHTV contract in 2008 or later, so there can be no assurance of a follow-on five-year FHTV contract.

     With the award of the MTVR contract in fiscal 1999, the Company became a major manufacturer of medium-payload tactical trucks for the U.S. Marine Corps. MTVRs are equipped with the Company's patented TAK-4 independent suspension and transfer cases, and central tire inflation to enhance off-road performance. The MTVR program originally called for 5,666 trucks with options for up to 2,409 additional trucks, for a total of 8,075 trucks. To date, the U.S. Marine Corps has exercised options for 737 trucks, bringing the total contract value to $935 million and 6,403 trucks. The Company expects that the total contract value could reach $1.1 billion over fiscal years 2000 through 2005 if the U.S. Marine Corps exercises additional option vehicles as expected, including the wrecker variant option. In fiscal 2000, MTVR production occurred at the rate of approximately one truck per day, and in April 2001, the Company received approval to commence full-rate production, increasing to approximately seven trucks per day in August 2001. Also beginning in fiscal 2001, the Company has been marketing the MTVR truck to approved foreign governments as described in succeeding paragraphs.

     The U.S. Army commenced a competition to add a second supplier to build Family of Medium Tactical Vehicles ("FMTV"). The Company received a $1.9 million contract in November 1998 to compete with one other truck manufacturer to qualify as a second source to produce three trucks for testing by the DoD under Phase I of its second source supplier qualification plan. The three Oshkosh FMTVs produced under this contract have successfully completed Phase I testing. The fiscal year 2000 Defense Authorization Act cancelled the above mentioned second source program. However, it directed the Army to go forward with a competition for 100% of the next procurement. Initially, the FMTV competition was scheduled to begin in October 2000 with the issuance of a request for proposal ("RFP") to retrofit three trucks for testing, to be followed by a period of testing, another RFP for firm production pricing and then conclude with a contract award in March or April 2002. In late September 2000, the DoD delayed the competition to permit engine manufacturers more time to develop engines for the FMTV that will be compliant with U.S. Environmental Protection Agency regulations for diesel engines sold in 2004. The DoD's FMTV-Competitive Rebuy RFP issued in December 2000 required retrofit of eight trucks for testing. The period for follow-on testing and submission of production pricing was extended. In April 2001, Oshkosh was awarded a $5.6 million contract to build eight prototype FMTV trucks. One competitor, the current incumbent on the program, was awarded a similar contract. Following a ten-month prototype truck build phase, the DoD tested the trucks built by each competitor for a period of seven months and issued an RFP to each competitor for production pricing in August 2002. Oshkosh and its competitor submitted production proposals in November 2002, with an anticipated production contract award to Oshkosh or its competitor in March 2003. Production under the contract would commence in fiscal 2004 or 2005. The Company expects the five-year contract under the FMTV-Competitive Rebuy to involve 7,063 trucks and 3,826 trailers, and revenues in excess of $1.0 billion. The Company is competing aggressively for a contract award under the FMTV-Competitive Rebuy contract. The DoD competition began in 1998 as part of a twenty-year program to provide trucks. The Company understands that the DoD is now considering a new FTTS program that may replace the FMTV program in 2008 or later, so there can be no assurance of a follow-on five-year FMTV contract for the winner of the FMTV-Competitive Rebuy contract.

     In December 2001, the Company was awarded a contract to provide the U.K. Ministry of Defence ("U.K. MoD") with 92 heavy equipment transporters ("U.K. HETs") valued at $75 million. If the U.K. MoD exercises all options, the Company expects that total sales under this contract could approximate $95 million. The Company expects to begin shipping units under this contract in late fiscal 2003. Shipments under the contract will continue through fiscal 2004. The Company has bid on two other truck contracts with the U.K. MoD. The Company submitted its U.K. Wheeled Tanker proposal in fiscal 2002, which includes requirements for up to 437 systems with a contract value in excess of $200 million over a three-year period. The Company expects a contract award to the winning bidder in fiscal 2003. The Company submitted its U.K. Cargo Support Vehicle proposal in fiscal 2002, which includes requirements for up to 8,500 vehicles with a contract value in excess of $1.0 billion over ten years commencing in fiscal 2005. The

Company expects a contract award to the winning bidder in late fiscal 2003. The Company's bids for both the U.K. Wheeled Tanker and U.K. Cargo Support Vehicle contracts utilize the Company's high performance MTVR truck as its main truck platform.

     The Company's objective is to continue to diversify into other areas of the U.S. defense truck market by expanding applications, uses and body styles of its current heavy and medium tactical truck lines. As the Company enters the medium tactical truck area of the defense market segment, management believes that the Company has multiple competitive advantages, including:

     o Truck engineering and testing. DoD truck contract competitions require significant defense truck engineering expertise to ensure that a company's truck excels under demanding testing conditions. The Company has a team of approximately 50 engineers and draftsmen to support current business and truck contract competitions. These personnel have significant expertise designing new trucks, using sophisticated computer aided tools, supporting grueling testing programs at DoD test sites and submitting detailed, comprehensive, successful contract proposals.
     o Proprietary components. The Company's patented TAK-4 independent suspension and patented transfer case enhance its trucks' off-road performance. In addition, because these are two of the highest cost components in a truck, the Company has a competitive cost-advantage from in-house manufacturing of these two truck components. The Company's Command Zone embedded diagnostics tool also simplifies maintenance troubleshooting.
     o Past performance. The Company has been building trucks for the DoD for over 70 years. The Company believes that its past success in delivering reliable, high quality trucks on time, within budget and meeting specifications is a competitive advantage in future defense truck procurement programs. The Company understands the special contract procedures in use by the DoD and has developed substantial expertise in contract management and accounting.
     o Flexible manufacturing. The Company's ability to produce a variety of truck models on the same moving assembly line permits it to avoid facilitation costs on most new contracts and maintain competitive manufacturing efficiencies.
     o Logistics. The Company has gained significant experience in the development of operators' manuals and training and in the delivery of parts and services worldwide in accordance with the DoD's expectations, which differ materially from commercial practices. In fiscal 2000 and 2001, the Company expanded its logistics capabilities to permit the DoD to order parts, receive invoices and remit payments electronically.

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

     Dealers and representatives, where used, enter into agreements with the Company that allow for termination by either party generally upon 90 days' notice. Dealers and representatives are generally not permitted to market and sell competitive products.

     Commercial Segment. The Company operates 18 distribution centers with over 140 in-house sales and service representatives in the U.S. to sell and service refuse truck bodies, rear- and front-discharge concrete mixers and concrete batch plants. These centers are in addition to sales and service activities at the Company's manufacturing facilities. Sixteen of the Company's distribution centers provide sales, service and parts distribution to customers in their geographic regions. Four of the distribution centers also have paint facilities and provide significant additional paint and mounting services during peak demand periods. Two of the centers also manufacture concrete mixer replacement drums. The Company believes this network represents one of the largest concrete mixer and refuse truck body distribution networks in the United States.

     In Europe, the Company operates fifteen distribution centers with over 160 in-house sales and services representatives in nine countries to sell and service its refuse truck bodies and stationary compactors. One of the centers has paint facilities, and five of the centers provide mounting services. The Company also operates 50 roving service vans throughout Europe. The Company believes this network represents one of the largest refuse truck body distribution networks in Europe. The Geesink Norba Group also has sales and service agents in Europe and the Middle East.

     The Company believes its direct distribution to customers is a competitive advantage in commercial markets, particularly in the U.S. waste services industry where principal competitors distribute through dealers and to a lesser extent in the ready mix concrete industry, where several competitors in part use dealers. In addition to the avoidance of dealer commissions, the Company believes direct distribution permits a more focused sales force in U.S. refuse body markets, whereas dealers frequently offer a very broad and mixed product line, and accordingly, the time dealers tend to devote to refuse body sales activities is limited.

     With respect to commercial distribution efforts, the Company has begun to apply Oshkosh's and Pierce's sales and marketing expertise in municipal markets to increase sales of McNeilus refuse truck bodies to municipal customers. Prior to the Company's acquisition of McNeilus, virtually all McNeilus refuse truck body sales were to commercial customers. While the Company believes commercial customers represent a majority of the refuse truck body market, many municipalities purchase their own refuse trucks. The Company believes it is positioned to create an effective municipal distribution system in the refuse truck body market by leveraging its existing commercial distribution capabilities and by opening service centers in major metropolitan markets. Following its acquisition and new focus in municipal markets, McNeilus has been awarded new business for the cities of Cincinnati, Ohio; El Paso, Texas; Honolulu, Hawaii; Houston, Texas; Long Beach, California; Philadelphia, Pennsylvania; and Sacramento, California and has targeted other major metropolitan areas.

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

     Fire and Emergency Segment. The Company believes the geographic breadth, size and quality of its fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors. Pierce's fire apparatus are sold through 34 sales and service organizations with more than 250 sales representatives nationwide, which combine broad geographical reach with frequency of contact with fire departments and municipal government officials. These sales and service organizations are supported by 75 product and marketing support professionals and contract administrators at Pierce. The Company believes frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council and fire department, purchasing, finance, and mayoral offices, among others, that may participate in a fire truck bid and selection. After the sale, Pierce's nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service.

     Prior to its acquisition by Oshkosh, Pierce primarily focused its sales efforts in rural and small suburban domestic markets. Due to the Company's expertise and long-standing relationships in numerous large urban markets, the Company has extended Pierce's sales focus into several key metropolitan areas. As a result of this focus and since its acquisition, Pierce has been awarded new business in the cities of Philadelphia, Pennsylvania; Los Angeles, California; Greensboro, North Carolina; and Waco, Texas and has targeted other major metropolitan areas.

     Prior to its acquisition by Oshkosh, Pierce had targeted premium-priced markets where it could use its innovative technology, quality and advanced customization capabilities. In 1999, Pierce also began targeting price sensitive domestic and international markets through the introduction of its Contender series of lower-priced commercial and custom pumpers. These limited-option vehicles are being produced in the Company's Bradenton, Florida facility for lower cost delivery to customers in the Southeastern U.S.

     The Company has invested in the development of sales tools for its representatives that it believes create a competitive advantage in the sale of fire apparatus. For example, Pierce's Pride 2000 PC-based sales tool can be used by its sales representatives to develop the detail specifications, price the base truck and options and draw the configured truck on the customer's premises. The quote, if accepted, is directly interfaced into Pierce's sales order system.

     The Company's ARFF vehicles are marketed through a combination of three direct sales representatives domestically and 37 representatives and distributors in international markets. In addition, the Company has 28 full-time sales and service representative and distributor locations with over 100 sales people focused on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities.

     Medtec ambulances are sold through 28 distributor organizations with more than 115 representatives focused on sales to the ambulance market. Twenty-one of these distributor organizations are common to Pierce.

     Defense Segment. Substantially all domestic defense products are sold directly to principal branches of the DoD. The Company maintains a liaison office in Washington, D.C. to represent its interests with the Pentagon, Congress and the offices of the Executive Branch. The Company also sells and services defense products to foreign governments directly through a limited number of international sales offices, through dealers, consultants and representatives and through the Foreign Military Sales ("FMS") program.

The DoD has begun to rely on industry for support and sustainability of its vehicles. This has opened up new opportunities for maintenance, service and contract support to the U.S. Army and U.S. Marine Corps.

     The Company maintains a marketing staff and engages consultants to regularly meet with all branches of the Armed Services, Reserves and National Guard and with representatives of key military bases to determine their vehicle requirements and identify specialty truck variants and apparatus required to fulfill their missions.

     In addition to marketing its current truck offerings and competing for new contracts in the medium-payload segment, the Company actively works with the Armed Services to develop new applications for its vehicles and expand its services.

Manufacturing

     The Company manufactures trucks and truck bodies at twenty-one manufacturing facilities. Employee involvement is encouraged to improve production processes and product quality. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets.

     The Company intends to continue to upgrade its manufacturing capabilities by adopting best practices across its manufacturing facilities, relocating manufacturing activities to the most efficient facility, investing in further fixturing and robotics, re-engineering manufacturing processes and adopting lean manufacturing management practices across all facilities.

     The Company is focusing on achieving targeted synergies with each acquisition. Within the first year following the Pierce acquisition, the Company consolidated three Pierce manufacturing facilities into two while increasing Pierce's capacity by improving production flow. In addition, among other things, the Company reduced the number of operating shifts at the Pierce paint plant from three to one to substantially reduce utility costs, implemented indexing of production lines, and eliminated storage rooms to relocate inventory to point-of-use thereby eliminating duplicate material handling. Likewise, at McNeilus, the Company has installed seven additional robots and re-arranged weld and mount activities.

     In September 2000, the Company completed construction of a 100,000 square foot, $8.3 million expansion at its McNeilus facility in Dodge Center, Minnesota which expanded paint capacity and doubled refuse body manufacturing capacity. The primary purpose of the expansion was to construct two moving assembly lines with robotic welders to significantly reduce the manufacturing costs of refuse bodies. With the acquisition of Kewaunee in fiscal 2000, the Company acquired heavy metal fabrication capabilities. In fiscal 2002 Kewaunee completed a $2.9 million expansion to add blast, prime and paint facilities that were previously outsourced.

     In fiscal 2001, Oshkosh completed a $10.0 million plan to expand its existing production facilities in Oshkosh, Wisconsin. The project expanded the Company's machining, fabrication and assembly facilities, with a total addition of approximately 110,000 square feet of space to accommodate higher levels of production under the MTVR contract.

     The Company has announced a plan for construction of a Revolution composite concrete mixer drum facility in the U.S. in fiscal 2003. The Company expects the associated cost of the project for the facility, robotic equipment and license fees for North, Central and South America, South America and the Caribbean (the "Americas") to approximate $8.5 to $12.0 million. The Company expects to incur higher levels of expenditures in fiscal 2004 and fiscal 2005 to start-up or acquire Revolution composite concrete mixer drum manufacturing facilities in Europe, Asia, Australia and perhaps Africa/Middle East.

     In 1994, Oshkosh commenced a program to educate and train all employees at its Oshkosh facilities in quality principles and to seek ISO 9001 certification to improve the Company's competitiveness in its global markets. ISO 9001 is a set of internationally accepted quality requirements established by the International Organization for Standardization, which indicates that a company has established and follows a rigorous set of requirements aimed at achieving customer satisfaction by preventing nonconformity in design, development, production, installation and servicing of products. Employees at all levels of the Company are encouraged to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent nonconformance with requirements and produce continuous improvement in all work processes. Oshkosh achieved ISO 9001 certification in 1995 and Pierce achieved ISO 9001 certification in 1998 and was certified under the new ISO 9001: 2000 standards in 2002. The Geesink Norba Group systems are also ISO 9001 certified. McNeilus expects to achieve ISO 9001 certification in calendar 2003.

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

     Virtually all of the Company's sales of fire apparatus require some custom engineering to meet the customer's specifications and changing industry standards. Engineering is also a critical factor in defense truck markets due to the severe operating conditions under which the Company's trucks are utilized, new customer requirements and stringent government documentation requirements. In the commercial segment, product innovation is highly important to meet customers' changing requirements. Accordingly, the Company maintains a permanent staff of over 350 engineers and engineering technicians, and it regularly outsources significant engineering activities in connection with major DoD bids and proposals.

     For fiscal years 2002, 2001 and 2000, the Company incurred engineering, research and development expenditures of $17.9 million, $14.3 million and $14.1 million, respectively, portions of which were recoverable from customers, principally the U.S. government.

Competition

     In all of the Company's segments, competitors include smaller, specialized manufacturers as well as large, mass producers. The Company believes that, in its specialized truck markets, it has been able to effectively compete against large, mass producers due to product quality, flexible manufacturing and specialized distribution systems. The Company believes that its competitive cost structure, strategic global purchasing capabilities, engineering expertise, product quality and global distribution systems have enabled it to compete effectively with other specialized manufacturers.

     Certain of the Company's competitors have greater financial, marketing, manufacturing and distribution resources than the Company. There can be no assurance that the Company's products will continue to compete successfully with the products of competitors or that the Company will be able to retain its customer base or to improve or maintain its profit margins on sales to its customers, all of which could materially adversely affect the Company's financial condition, results of operations and cash flows.

     Commercial Segment. The Company produces front- and rear-discharge concrete mixers and batch plants in North America under the Oshkosh and McNeilus brands. Competition for concrete mixer and batch plant sales is limited to a small number of companies, including Advance Mixer, Inc., (purchased by Terex Corporation in 2002) and Continental Manufacturing Co. Principal methods of competition are service, product features, product quality, product availability and price. The Company believes its competitive strengths include strong brand recognition, large-scale and high-efficiency manufacturing, extensive product offerings, a significant installed base of mixers in use in the marketplace and its nation-wide, Company-owned network of sales and service centers.

     McNeilus produces refuse collection truck bodies in the U.S. Competitors include The Heil Company (a subsidiary of Dover Corporation), Wittke, Inc. and Leach Company (both recently purchased by Federal Signal Corporation) and McClain Industries, Inc. In Europe, the Geesink Norba Group produces refuse collection vehicles under the Geesink, Norba and Kiggen brand names. There are a limited number of European competitors, the largest of which is privately-owned Faun Umwelttechnik GmbH & Co. The principal methods of competition in the U.S. and Europe are price, service, product quality and product performance. Increasingly, the Company is competing for municipal business in the U.S. and Europe, which is based on lowest qualified bid. The Company believes that its competitive strengths in the U.S. and European refuse collection markets include strong brand recognition, comprehensive product offerings, a reputation for high quality, innovative products, large-scale and high-efficiency manufacturing and extensive networks of Company-owned sales and service centers located throughout the U.S. and Europe.

     Fire and Emergency Segment. The Company produces and sells custom and commercial fire trucks in the U.S. under the Pierce brand. Competitors include Emergency One, Inc. (a subsidiary of Federal Signal Corporation), Kovatch Mobile Equipment Corp. and numerous smaller, regional manufacturers. Principal methods of competition include brand awareness, single-source customer solutions, product quality, product innovation, dealer distribution, service and support and price. The Company believes that its competitive strengths include: recognized, premium brand name; nation-wide network of independent Pierce dealers; extensive product offerings which include single-source customer solutions for aerials, pumpers and rescue units; large-scale and high-efficiency custom manufacturing capabilities; and proprietary technologies such as TAK-4 independent suspension, Hercules and Husky foam systems and Command Zone electronics.

     Medtec is a manufacturer of ambulances. Medtec's principal competition for ambulance sales is from Halcore Group, Inc. (owned by TransOcean Capital, Inc.), Wheeled Coach Industries (a subsidiary of Collins Industries, Inc.) and McCoy-Miller.

Principal methods of competition are price, service and product quality. The Company believes its competitive strengths in the ambulance market include its high-quality products and low-cost manufacturing capabilities.

     Oshkosh manufactures ARFF vehicles for sale in the U.S. and abroad. Oshkosh's principal competitor for ARFF sales is Emergency One, Inc. (a subsidiary of Federal Signal Corporation). Oshkosh also manufactures snow removal vehicles, principally for U.S. airports. The Company's principal competitor for snow removal vehicle sales is Stewart & Stevenson Services, Inc. Principal methods of competition for airport products are product quality and innovation, product performance, price and service. The Company believes its competitive strengths in these airport markets include its high-quality, innovative products and low-cost manufacturing capabilities.

     Defense Segment. The Company produces heavy-payload tactical wheeled vehicles for the U.S. and other militaries. The Company also produces medium-payload tactical wheeled vehicles for the U.S. military. Competition for sales of these tactical wheeled vehicles is currently limited to a small number of companies, including the MAN Group, Mercedes-Benz, Volvo, Stewart & Stevenson Services, Inc. and Tatra, a.s. The principal method of competition in the defense segment involves a competitive bid that takes into account factors such as price, product performance, product quality, adherence to bid specifications, production capability, past performance and product support. Usually, the Company's truck systems must also pass extensive testing. The Company believes that its competitive strengths include: strategic global purchasing capabilities leveraged across multiple business segments; extensive pricing/costing and defense contracting expertise; significant installed base of vehicles currently in use throughout the world; large-scale and high-efficiency manufacturing capabilities; patented, proprietary vehicle components such as TAK-4 independent suspension, ALL-STEER all-wheel steering and Command Zone vehicle diagnostics; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality and after-market parts sales and support capabilities.

Customers and Backlog

     Sales to the U.S. Government comprised approximately 36% of the Company's net sales in fiscal 2002. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

     The Company's backlog at September 30, 2002 was $907.8 million compared to $799.5 million at September 30, 2001. Commercial backlogs increased by $4.6 million to $139.0 million at September 30, 2002 compared to the prior year. Backlog for front-discharge concrete mixers was up $26.2 million while backlog for domestic refuse packers was down $27.6 million. Front-discharge concrete mixer backlog increased due to orders received in advance of an engine emissions change effective October 1, 2002. The domestic refuse backlog progressively weakened in fiscal 2002 due to weak economic conditions in the U.S. Fire and emergency backlogs increased by $34.2 million to $285.5 million at September 30, 2002 compared to the prior year as Pierce adjusted its production levels to provide more manufacturing lead time to allow for a more efficient manufacturing flow. Also contributing to the increase in backlog was the award of a multi-unit order for ARFF vehicles. Backlog related to the defense segment increased by $69.6 million to $483.3 million at September 30, 2002 compared to 2001, due principally to a $76.0 million contract for heavy equipment transport trucks and trailers for the U.K. MoD. This award resulted from completion of a multi-year competition and final contract negotiations that were concluded in December 2001. Approximately 6.7% of the Company's September 30, 2002 backlog is not expected to be filled in fiscal 2003.

     Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and MTVR contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company's future sales to the DoD versus its sales to other customers.

Government Contracts

     Approximately 36% of the Company's net sales for fiscal 2002 were made to the U.S. government under long-term contracts and programs, the majority of which were in the defense truck market. Accordingly, a significant portion of the Company's sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds.

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

     Under firm fixed price contracts with the government, the price paid to the Company is generally not subject to adjustment to reflect the Company's actual costs, except costs incurred as a result of contract changes ordered by the government. The Company generally attempts to negotiate with the government the amount of increased compensation to which the Company is entitled for government-ordered changes that result in higher costs. If the Company is unable to negotiate a satisfactory agreement to provide such increased compensation, then the Company may file an appeal with the Armed Services Board of Contract Appeals or the U.S. Claims Court. The Company has no such appeals pending. The Company seeks to mitigate risks with respect to fixed price contracts by executing firm fixed price contracts with qualified suppliers for the duration of the Company's contracts.

     The Company, as a U.S. government contractor, is subject to financial audits and other reviews by the U.S. government of performance of, and the accounting and general practices relating to, U.S. government contracts. Like most large government contractors, the Company is audited and reviewed on a continual basis. Costs and prices under such contracts may be subject to adjustment based upon the results of such audits and reviews. Additionally, such audits and reviews can and have led to civil, criminal or administrative proceedings. Such proceedings could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company or one or more of its subsidiaries can also be suspended or debarred from government contracts, or lose its export privileges based on the results of such proceedings. The Company believes, based on all available information, that the outcome of all such audits, reviews and proceedings will not have a material adverse effect on its financial condition, results of operations or cash flows.

Suppliers

     The Company is dependent on its suppliers and subcontractors to meet commitments to its customers, and many components are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. Product components for the Company's products are generally available from a number of suppliers. The Company purchases chassis components, such as vehicle frames, engines, transmissions, radiators, axles and tires and vehicle body options, such as cranes, cargo bodies and trailers from third party suppliers. These body options may be manufactured specific to the Company's requirements; however, most of the body options could be manufactured by other suppliers or the Company itself. Through reliance on this supply network for the purchase of certain components, the Company is able to reduce many of the preproduction and fixed costs associated with the manufacture of these components and vehicle body options. The Company also purchases complete vehicle chassis from truck chassis suppliers in its commercial segment and, to a lesser extent, in its fire and emergency segment. The Company maintains an extensive qualification, on-site inspection, assistance and performance measurement system to control risks associated with such reliance on suppliers. The Company occasionally experiences problems with supplier and subcontractor performance and must identify alternate sources of supply and/or address related warranty claims from customers.

     While the Company purchases many costly components such as engines, transmissions and axles, it manufactures certain proprietary components. These components include front drive and steer axles, transfer cases, cabs, the ALL-STEER electronic all-wheel steering system, TAK-4 independent suspension, the Sky-Arm articulating aerial ladder, the McNeilus Auto Reach Arm, the Hercules compressed air foam system, the Command Zone vehicle control and diagnostic system technology, body structures and many smaller parts which add uniqueness and value to the Company's products. Internal production of these components provides a significant competitive advantage and also serves to reduce the manufacturing costs of the Company's products.

Intellectual Property

     Patents and licenses are important in the operation of the Company's business, as one of management's key objectives is developing proprietary components to provide the Company's customers with advanced technological solutions at attractive prices. The Company holds 117 active domestic and 111 foreign patents. The Company believes patents for all-wheel steer and TAK-4 independent suspension systems, which have remaining lives of 8 to 13 years, provide the Company with a competitive advantage in the fire and emergency segment. In the defense segment, the TAK-4 independent suspension system was added to the U.S. Marine Corps' MTVR program, which the Company believes provided a performance and cost advantage in the successful competition for the Phase II production contract. The TAK-4 independent suspension is also integral to the Company's strategy with respect to several international defense bids. To a lesser extent, other proprietary components provide the Company a competitive advantage in the Company's other segments.

     In fiscal 2002, the Company introduced the Revolution composite concrete mixer drum in the U.S. The Company has purchased an exclusive, renewable license for the rights to manufacture and market this technology in the Americas, and holds options to acquire the technological rights worldwide. This license and the options also require the Company to make royalty fee payments for each Revolution drum sold. The Company believes that this license and options create an important competitive advantage over competitors that manufacture steel concrete mixer drums. The Revolution composite drum is approximately 2,000 pounds lighter than a steel drum permitting greater payload capacity, cleans out easily and reduces noise levels. The Company expects to sell the Revolution composite drum at prices substantially higher than steel drums. The Company plans to have a U.S. production facility for the Revolution drum operational in fiscal 2004.

     The Company holds trademarks for "Oshkosh," "Pierce," "McNeilus," "MTM," "Medtec," "Geesink," "Norba" and "Geesink Kiggen," among others. These trademarks are considered to be important to the future success of the Company's business.

Employees

     As of October 31, 2002, the Company had approximately 6,100 employees. Approximately 1,075 production employees at the Company's Oshkosh facilities are represented by the United Auto Workers ("UAW") union and approximately 210 employees at the Company's Kewaunee facilities are represented by the Boilermakers, Iron Shipbuilders, Blacksmiths, and Forgers Union ("Boilermakers"). The Company's five-year agreement with the UAW union extends through September 2006 and the Company's agreement with the Boilermakers union extends through May 2005. Approximately 1,000 employees at the Geesink Norba Group are represented by separate works councils. The Company believes its relationship with employees is satisfactory.

Industry Segments

     Financial information concerning the Company's industry segments is included in Note 16 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Foreign and Domestic Operations and Export Sales

     Financial information concerning the Company's foreign and domestic operations and export sales is included in Note 16 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Available Information

     The Company maintains a website with the address www.oshkoshtruck.com. The Company is not including the information contained on the Company's website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge (other than an investor's own Internet access charges) through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission. In addition, the Company intends to disclose on its website any amendments to, or waivers from, its code of ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission.

Item 2.   PROPERTIES

     Management believes the Company's equipment and buildings are modern, well maintained and adequate for its present and anticipated needs. As of November 15, 2002, the Company operated in twenty-one manufacturing facilities and owned another facility that was not in use. The location, size and focus of the Company's facilities are provided in the table below:

                                      Approximate
                                     Square Footage
                                 --------------------
Location (# of facilities)           Owned    Leased             Principal Products Manufactured
---------------------------------   -------   -------   ----------------------------------------------------------------------------
Oshkosh, Wisconsin (3)...........   777,000    52,000   Defense Trucks; Front-Discharge Mixers; Snow Removal Vehicles; ARFF Vehicles
Appleton, Wisconsin (3)..........   604,000    16,000   Fire Apparatus
Dodge Center, Minnesota (1)......   711,000     2,000   Rear-Discharge Mixers; Refuse Truck Bodies; Portable Batch Plants
Bradenton, Florida (1)...........   287,000             Fire Apparatus; Tanker Modules for Defense Trucks and Defense Trailers
Emmeloord, Netherlands (1).......   272,000             Refuse Truck Bodies
Kewaunee, Wisconsin (1)..........   212,000             Aerial Devices and Heavy Steel Fabrication Components for Rear-Discharge
Riceville, Iowa (1)..............   108,000             Mixers, Concrete Batch Plants and Refuse Truck Bodies
Goshen, Indiana (1)..............    87,000             Ambulances
Maarheeze, Netherlands (1).......    89,000             Mobile and Stationary Compactors, Refuse Transfer Stations and Compactors
Blomstermala, Sweden (1).........             102,000   Refuse Truck Bodies
White Pigeon, Michigan (1).......    64,000             Ambulances
Kensett, Iowa (1)................    65,000             Not Currently in Use
McIntire, Iowa (1)...............    28,000             Components for Rear-Discharge Mixers and Refuse Truck Bodies
Weyauwega, Wisconsin(1)..........    28,000             Refurbished Fire Apparatus
Ontario, California (1)..........              31,000   Refurbished Fire Apparatus
Villa Rica, Georgia (1)..........              20,000   Replacement Drums for Rear-Discharge Mixers
Colton, California (1)...........    43,000             Replacement Drums for Rear-Discharge Mixers
Llantrisant, United Kingdom(1)...              77,000   Refuse Truck Bodies

     The Company's manufacturing facilities generally operate five days per week on one or two shifts, except for one-week shutdowns in July, August and December. Management believes the Company's manufacturing capacity could be significantly increased with limited capital spending by working an additional shift at each facility.

     In addition to sales and service activities at the Company's manufacturing facilities, the Company maintains nineteen sales and service centers in the United States. The Company owns such facilities in Commerce City, Colorado; Villa Rica, Georgia; Lithia Springs, Georgia; Hutchins, Texas; Morgantown, Pennsylvania; and Gahanna, Ohio. The Company leases such facilities in Milpitas, California; Tacoma, Washington; Salt Lake City, Utah; Sugar Grove, Illinois; Cincinnati and Fairfield, Ohio; East Granby, Connecticut; Houston, Texas; Fort Wayne, Indiana; Lakeland, Florida; Grand Rapids, Michigan; Milwaukee, Wisconsin; and Phoenix, Arizona. These facilities range in size from approximately 1,600 square feet to approximately 53,000 square feet and are used primarily for sales and service of concrete mixers and refuse bodies.

     In addition to sales and service activities at the Geesink Norba Group's manufacturing facilities, the Geesink Norba Group maintains eleven sales and service centers in Europe. The Geesink Norba Group owns such facilities in St. Albans, UK and Copenhagen, Denmark; and leases facilities in Manchester, UK; Mions, France; Brussels, Belgium; Hunxe, Germany; Pabianice, Poland; Milan, Italy; Amsterdam, The Netherlands; and Madrid and Barcelona, Spain. These facilities range in size from approximately 1,600 square feet. to 53,000 square feet.

     The Company's U.S. facilities are pledged as collateral under the terms of the Company's senior credit facility.

Item 3.   LEGAL PROCEEDINGS

     The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third party disposal and recycling facilities which are licensed by appropriate governmental agencies. In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency ("EPA") or a state environmental agency for remediation. Under the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund" law) and similar state laws, each potentially responsible party ("PRP") that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up the site. Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup cost.

     As to one such Superfund site, Pierce is one of 393 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently, a report of the remedial investigation/feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at September 30, 2002. Actual liability could vary based on results of the study, the resources of other PRPs and the Company's final share of liability.

     The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentration in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the Company at September 30, 2002. However, this may change as investigations proceed by the Company, other unrelated property owners and government entities.

     In connection with the acquisition of the Geesink Norba Group, the Company identified potential soil and groundwater contamination impacts from solvents and metals at one of its manufacturing sites. The Company is conducting a study to identify the source of the contamination. Based on current estimates, the Company believes its liability at this site will not be material and any responsibility of the Company is adequately covered through reserves established by the Company at September 30, 2002.

     The Company had recorded reserves of $4.6 million at September 30, 2002 for all outstanding environmental matters.

     The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings that arise in the ordinary course of business. The Company had recorded warranty reserves of $24.0 million and product and general liability reserves of $17.0 million at September 30, 2002. See Note 12 of the Notes to Consolidated Financial Statements. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to all such matters and claims of $45.6 million at September 30, 2002, will not have a material adverse effect on the Company's consolidated financial statements. Actual results could vary, among other things, due to the uncertainties involved in litigation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of November 15, 2002 concerning the Company's executive officers. All of the Company's officers serve terms of one year and until their successors are elected and qualified.

     Name               Age                           Title
     ----               ---                           -----
Robert G. Bohn........  49  President, Chief Executive Officer and Chairman of the Board
Bryan J. Blankfield ..  41  Vice President, General Counsel and Secretary
Ted L. Henson.........  51  Vice President, International Sales
Paul C. Hollowell.....  61  Executive Vice President and Chief Executive Officer, Defense Business
Daniel J. Lanzdorf....  54  Executive Vice President and President, McNeilus Companies, Inc.
Mark A. Meaders.......  44  Executive Vice President and General Manager of European Operations
John W. Randjelovic...  58  Executive Vice President and President, Pierce Manufacturing Inc.
William J. Stoddart...  57  Executive Vice President and President, Defense Business
Donald H. Verhoff.....  56  Vice President, Corporate Engineering
Charles L. Szews......  45  Executive Vice President and Chief Financial Officer
Michael J. Wuest......  43  Vice President and Chief Procurement Officer, General Manager Airport Products
Matthew J. Zolnowski..  49  Executive Vice President, Corporate Administration

     Robert G. Bohn. Mr. Bohn joined the Company in 1992 as Vice
President-Operations. He was appointed President and Chief Operating Officer in 1994. He was appointed President and Chief Executive Officer in October 1997 and Chairman of the Board in January 2000. Mr. Bohn was elected a Director of the Company in June 1995. He is a director of Graco, Inc.

     Bryan J. Blankfield. Mr. Blankfield joined the Company in June 2002 as Vice President, General Counsel and Secretary. He previously served as in-house legal counsel and consultant for Waste Management, Inc., a waste services company, and its predecessors from 1990 to 2002. He was appointed Associate General Counsel and Assistant Secretary of Waste Management, Inc. in 1995 and Vice President in 1998.

     Ted L. Henson. Mr. Henson joined the Company in January 1990 and has served in various assignments, including Director of Airport/Municipal Products, Vice President Sales and President of Summit Performance Systems, Inc. Mr. Henson assumed his present position in May 1998.

     Paul C. Hollowell. Mr. Hollowell joined the Company in April 1989 as Vice President-Defense Products and was appointed Executive Vice President in February 1994. In February 1999, Mr. Hollowell was appointed Executive Vice President and President, Defense Business. Mr. Hollowell assumed his present position in October 2001.

     Daniel J. Lanzdorf. Mr. Lanzdorf joined the Company in 1973 as a design engineer and has served in various assignments including Chief Engineer - Defense, Director of Defense Engineering, Director of the Defense Business Unit and Vice President of Manufacturing Operations & General Manager Commercial Business prior to becoming President of McNeilus Companies, Inc. in April 1998. Mr. Lanzdorf was appointed to his present position in February 1999.

     Mark A. Meaders. Mr. Meaders joined Pierce Manufacturing Inc. in September 1996 as Purchasing Manager. In January 1998, he was appointed Vice President Corporate Purchasing, Materials & Logistics of the Company and in July 1999 was appointed Vice President Operations and Corporate Purchasing, Materials and Logistics. Mr. Meaders was appointed to his current position in October 2001.

     John W. Randjelovic. Mr. Randjelovic joined the Company in October 1992 as Vice President and General Manager in charge of the Bradenton, Florida Division. In September 1996, he was appointed Vice President of Manufacturing, Purchasing and Materials for Pierce. In October 1997, Mr. Randjelovic was appointed Vice President and General Manager, Pierce Manufacturing Inc. and was appointed to his current position in February 1999.

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

     Michael J. Wuest. Mr. Wuest joined the Company in November 1981 as an analyst and has served in various assignments, including Senior Buyer, Director of Purchasing, Vice President - Manufacturing Operations, and Vice President and General Manager of Operations of Pierce Manufacturing Inc. Mr. Wuest was appointed to his present position in October 2001.

     Matthew J. Zolnowski. Mr. Zolnowski joined the Company as Vice President-Human Resources in January 1992, was appointed Vice President, Administration in February 1994 and assumed his present position in February 1999.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information relating to dividends included in Notes 9 and 13 to the Consolidated Financial Statements contained herein under Item 8 and the information relating to dividends per share contained herein under Item 6 are hereby incorporated by reference in answer to this item.

     In July 1995, the Company's Board of Directors authorized the repurchase of up to 1,500,000 shares of Common Stock. As of November 15, 2002, the Company has repurchased 692,302 shares under this program at a cost of $6.6 million.

Dividends and Common Stock Price*

     It is the Company's intention to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the Company's general financial condition, general business conditions and other factors. When the Company pays dividends, it pays a dividend on each share of Common Stock equal to 115% of the amount paid on each share of Class A Common Stock. The agreements governing the Company's subordinated debt and bank debt restrict its ability to pay dividends on Common Stock and Class A Common Stock. For fiscal 2003, the terms of the Company's senior credit facility generally limit the aggregate amount of all dividends the Company may pay on its common equity during that period to an amount equal to $6 million plus 7.5% of consolidated net income.

     Since July 12, 2002, the Common Stock has been listed on the New York Stock Exchange ("NYSE") under the symbol OSK. As of November 19, 2002, there were 840 holders of record of the Common Stock and 83 holders of record of the Class A Common Stock. The following table sets forth prices reflecting actual sales of the Common Stock as reported on the Nasdaq National Market prior to July 12, 2002 and on the NYSE on, and after, July 12, 2002.

                                           Fiscal 2002           Fiscal 2001
                                        -----------------     -----------------
       Quarter/Period Ended               High      Low         High      Low
       --------------------             -------   -------     -------   -------
September 30                                n/a       n/a     $ 45.00   $ 34.63
Period from July 12 to September 30     $ 60.22   $ 46.22         n/a       n/a
Period from July 1 to July 11             61.83     58.02         n/a       n/a
June 30                                   62.55     48.65       44.75     34.75
March 31                                  59.55     46.11       49.38     31.88
December 31                               49.78     33.50       44.00     33.25

*    There is no established public trading market for Class A Common Stock.

Item 6.  SELECTED FINANCIAL DATA

Fiscal years ended September 30,
(In thousands, except per share amounts)

                                                   2002(7)(8)     2001(9)     2000(10)       1999       1998(11)
                                                   ----------   ----------   ----------   ----------   ---------
Net sales (1)                                      $1,743,592   $1,445,293   $1,329,516   $1,170,304   $ 905,888
Operating income                                      111,118       98,296       98,051       76,213      48,720
Income from continuing operations (2)                  59,598       50,864       48,508       31,191      16,253
  Per share assuming dilution (2)                        3.45         2.98         2.96         2.39        1.27
Income from discontinued operations (3)                     -            -        2,015            -           -
  Per share assuming dilution (3)                           -            -         0.12            -           -
Net income (4)                                         59,598       50,864       49,703       31,131      15,068
Net income per share, assuming dilution (4)              3.45         2.98         3.03         2.39        1.18
Dividends per share:
  Class A Common Stock                                  0.300        0.300        0.300        0.292       0.290
  Common Stock                                          0.345        0.345        0.345        0.336       0.333
Total assets                                        1,024,329    1,089,268      796,380      753,290     685,039
Expenditures for property, plant and equipment         15,619       18,493       22,647       17,999      13,444
Depreciation                                           17,527       15,510       12,200       10,743       9,515
Amortization of goodwill, purchased intangible
 assets and deferred financing costs                    7,865       12,987       12,018       12,414       9,183
Net working capital (5)                                33,964      123,949       76,500       46,709      42,030
Long-term debt (including current maturities)(6)      149,958      359,280      162,782      260,548     280,804
Shareholders' equity (6)                              409,760      347,026      301,057      162,880     131,296
Book value per share (6)                                24.13        20.76        18.06        12.70       10.39
Backlog                                               908,000      799,000      608,000      487,000     377,000

     Had SFAS No. 142 been in effect for the earliest period presented, results would have been as follows for fiscal 2001, 2000, 1999 and 1998, respectively: operating income - $105,483, $104,580, $82,801 and $51,626; income from continuing operations - $57,522, $54,646, $37,395 and $18,888; income from continuing operations per share assuming dilution - $3.37, $3.33, $2.87 and $1.48; net income - $57,522, $55,481, $37,335 and $17,703; net income per share assuming dilution - $3.37, $3.40, $2.86, and $1.39; and amortization of goodwill, purchased intangible assets and deferred financing costs - $5,800, $5,489, $5,826 and $6,277.

(1) In fiscal 2001, the Company adopted provisions of EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Adoption of provisions of EITF No. 00-10 resulted in a reclassification of shipping fee revenue to sales, from cost of sales where it had been classified as a reduction in shipping costs. Adoption did not have any impact on reported earnings. Sales for all previous periods have been retroactively restated to conform with the current year presentation. Also, see definition of net sales contained in Note 1 of the Notes to Consolidated Financial Statements.

(2) Fiscal 2001 includes a $1,727 one-time foreign currency transaction gain in connection with euros acquired prior to the purchase of the Geesink Norba Group and includes a $1,400 reduction in income tax expense related to settlement of certain income tax audits.

(3) In fiscal 2000, the Company recorded a $2,015 after-tax gain resulting from a technology transfer agreement and collection of previously written-off receivables related to the Company's former bus chassis joint venture in Mexico.

(4) Includes after-tax extraordinary charges of $820 ($0.05 per share) in 2000, $60 ($0.00 per share) in 1999 and $1,185 ($0.09 per share) in 1998 related to early retirement of debt.

(5) Cash from operating activities, including an $86,300 performance-based payment received on September 30, 2002 on the Company's MTVR contract, was principally used to prepay long-term debt. See (6).

(6) On November 24, 1999, the Company prepaid $93,500 of term debt under its senior credit facility with proceeds of the sale of 3,795,000 shares of Common Stock. On July 23, 2001, the Company amended and restated its senior credit facility and borrowed $140,000 under a new Term Loan B in connection with the acquisition of Geesink Norba Group. See Notes 4 and 6 of the Notes to Consolidated Financial Statements. In fiscal 2002, the Company prepaid $6,000 of Term Loan A and $126,250 of Term Loan B from cash generated from operating activities. See (5).

(7) In fiscal 2002, the Company increased the margin percentage recognized on the MTVR contract by one percentage point as a result of a contract modification and favorable cost performance compared to previous estimates.. This change in estimate, recorded as a cumulative catch-up adjustment, increased operating income, net income and net income per share by $4,264, $3,000, and $0.17, respectively, including $1,658, $1,044 and $0.06, respectively, relating to prior year revenues. See Note 1 of the Notes to Consolidated Financial Statements.

(8) In fiscal 2002, the Company adopted provisions of SFAS No. 142 which eliminated the amortization of goodwill and indefinite-lived assets.

(9) On October 30, 2000, the Company acquired for $14,466 in cash all of the issued and outstanding capital stock of Medtec. On March 6, 2001, the Company purchased certain assets from TEMCO for cash of $8,139 and credits to the seller valued at $7,558, for total consideration of $15,697. On July 25, 2001, the Company acquired for $137,636 in cash all of the issued and outstanding capital stock of the Geesink Norba Group. Amounts include acquisition costs and are net of cash acquired. See Note 4 of the Notes to Consolidated Financial Statements.

(10) On November 1, 1999, the Company acquired assets, assumed certain liabilities and entered into related non-compete agreements for Kewaunee for $5,467 in cash. On April 28, 2000, the Company acquired for cash all of the issued and outstanding capital stock of Viking for $1,680. See Note 4 of the Notes to Consolidated Financial Statements.

(11) On February 26, 1998, the Company acquired for cash all of the issued and outstanding capital stock of McNeilus and entered into related non-compete and ancillary agreements for $217,581.

Item 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS
Oshkosh Truck Corporation and Subsidiaries

General

     The Company is a leading designer, manufacturer and marketer of a wide range of specialty trucks and truck bodies, including concrete mixers, refuse bodies, fire and emergency vehicles and defense trucks. Under the "McNeilus" and "Oshkosh" brand names, the Company manufactures rear- and front-discharge concrete mixers. Under the "McNeilus," "Geesink" and "Norba" brand names, the Company manufactures a wide range of automated, rear, front, side and top loading refuse truck bodies and mobile and stationary refuse compactors and transfer systems. Under the "Pierce" brand name, the Company is among the leading domestic manufacturers of fire apparatus assembled on both custom and commercial chassis. The Company manufactures aircraft rescue and firefighting and airport snow removal vehicles under the "Oshkosh" brand name and ambulances under the "Medtec" brand name. The Company also manufactures defense trucks under the "Oshkosh" brand name and is the leading manufacturer of severe-duty heavy tactical trucks for the Department of Defense.

     Major products manufactured and marketed by each of the Company's business segments are as follows:

Commercial - concrete mixer systems, refuse truck bodies, mobile and stationary compactors and waste transfer units, portable concrete batch plants and truck components sold to ready-mix companies and commercial and municipal waste haulers in the U.S., Europe and other international markets.

Fire and emergency - commercial and custom fire trucks, aircraft rescue and firefighting trucks, snow removal trucks, ambulances and other emergency vehicles primarily sold to fire departments, airports, and other governmental units in the U.S. and abroad.

Defense - heavy- and medium-payload tactical trucks and supply parts sold to the U.S. military and to other militaries around the world.

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

     On October 30, 2000, the Company acquired all of the issued and outstanding capital stock of Medtec and an affiliate and certain related assets for $14.5 million in cash, including acquisition costs and net of cash acquired. Medtec is a U.S. manufacturer of custom ambulances. The acquisition was financed from available cash and borrowings under the Company's senior credit facility.

     On March 6, 2001, the Company acquired certain machinery and equipment, parts inventory and certain intangible assets from TEMCO, a division of Dallas-based Trinity Industries, Inc. ("TEMCO"). TEMCO, a manufacturer of concrete mixers, batch plants and concrete mixer parts had discontinued its business. Consideration for the purchase was valued at $15.7 million and included cash of $8.1 million and credits to the seller valued at $7.6 million for future purchase of certain concrete placement products from the Company over the next six years. The acquisition was financed from borrowings under the Company's senior credit facility.

     On July 25, 2001, the Company acquired all of the outstanding capital stock of Geesink Norba Group for $137.6 million, including acquisition costs, and net of cash acquired. The Geesink Norba Group is a leading European manufacturer of refuse collection truck bodies, mobile and station compactors and transfer stations. The acquisition was financed from the proceeds of a new Term Loan B under the Company's senior credit facility.

RESULTS OF OPERATIONS

ANALYSIS OF CONSOLIDATED NET SALES - THREE YEARS ENDED SEPTEMBER 30, 2002

     The following table presents net sales (see definition of net sales contained in Note 1 of the Notes to Consolidated Financial Statements) by business segment (in thousands):

                                           Fiscal Year Ended September 30,
                                          2002           2001          2000
                                       ----------     ----------    ----------
Net sales to unaffiliated customers:
  Commercial                           $  678,334     $  559,871    $  663,819
  Fire and emergency                      476,148        463,919       390,659
  Defense                                 594,856        423,132       275,841
  Intersegment                             (5,746)        (1,629)         (803)
                                       ----------     ----------    ----------
    Consolidated                       $1,743,592     $1,445,293    $1,329,516
                                       ==========     ==========    ==========

The following table presents net sales by geographic region based on product shipment destination (in thousands):

                                           Fiscal Year Ended September 30,
                                          2002           2001          2000
                                       ----------     ----------    ----------
Net sales:
  United States                        $1,541,629     $1,314,930    $1,227,038
  Other North America                       7,037          7,343         7,429
  Europe and Middle East                  165,961         93,263        68,317
  Other                                    28,965         29,757        26,732
                                       ----------     ----------    ----------
    Consolidated                       $1,743,592     $1,445,293    $1,329,516
                                       ==========     ==========    ==========

FISCAL 2002 COMPARED TO FISCAL 2001

     Consolidated net sales increased 20.6% to $1,743.6 million in fiscal 2002 compared to fiscal 2001. Excluding the impact of the Geesink Norba Group acquisition, net sales were up 12.7% largely as a result of increased production of MTVR vehicles and increased defense parts sales.

     Commercial segment net sales increased 21.2% to $678.3 million in fiscal 2002 compared to fiscal 2001. Excluding the impact of the Geesink Norba Group acquisition, commercial segment sales would have increased 0.2%. Concrete placement sales were down 0.6% for the year compared to the prior year and down 27.0% from fiscal 2000 as the Company continued to be impacted by the U.S. economic recession. U.S. refuse truck body and parts sales increased 1.8% for the year compared to the prior year largely due to increased sales to the three largest U.S. waste haulers while overall market shipments declined.

     Fire and emergency segment net sales increased 2.6% to $476.1 million in fiscal 2002 compared to fiscal 2001. Sales were up only slightly due to the impact of the U.S. recession on municipal spending for fire and emergency apparatus.

     Defense segment net sales increased 40.6% to $594.9 million in fiscal 2002 compared to fiscal 2001. Increased production and sales of MTVR trucks and increased parts sales were the major factors contributing to the defense segment sales increase. The Company produced at full-rate production under its MTVR contract for the entire fiscal 2002. During fiscal 2001, the Company was in the process of ramping up to full-rate production on this multi-year production contract.

FISCAL 2001 COMPARED TO FISCAL 2000

     Consolidated net sales increased 8.7% to $1,445.3 million in fiscal 2001 compared to fiscal 2000. Excluding the impact of the acquisitions of Medtec and the Geesink Norba Group, consolidated net sales increased 5.6% in fiscal 2001 compared to fiscal 2000.

     Commercial segment net sales decreased 15.7% in fiscal 2001 compared to fiscal 2000. Excluding the impact of the Geesink Norba Group acquisition, commercial segment sales would have decreased 18.5% in fiscal 2001. Concrete placement sales were down 26.6% while domestic refuse sales were up 4.7%. Fiscal 2000 results were impacted by unusually strong end-markets for concrete placement sales. In fiscal 2001, economic uncertainties caused the Company's concrete placement customers to scale back or delay their equipment purchases. Domestic refuse product sales increased in the period compared to fiscal 2000 levels as the Company began shipping units under a three year agreement with a large national waste hauler.

     Fire and emergency segment sales increased 18.8% in fiscal 2001 compared to fiscal 2000. Traditional fire truck sales accounted for about one-half of the increase, with sales up across all categories, including custom and commercial pumpers, aerials, heavy-duty rescues and parts sales and service. Inclusion of Medtec sales following its October 2000 acquisition contributed another one-third of the increase, with the balance of the increase generally attributable to organic growth in Oshkosh snow removal and ARFF vehicles.

     Defense segment net sales increased 53.4% in fiscal 2001 compared to fiscal 2000. Over 75% of the sales increase was due to increased sales of the MTVR truck. Early in fiscal 2000, Oshkosh began start-up of low-rate initial production of the MTVR truck and in April of fiscal 2001 Oshkosh received approval to commence full-rate production of the MTVR truck. Full-rate production was achieved in August 2001 and is expected to continue at this level through fiscal 2003. Vehicle sales to international customers and domestic parts sales also increased while domestic, heavy-payload vehicle sales declined.

ANALYSIS OF CONSOLIDATED OPERATING INCOME - THREE YEARS ENDED SEPTEMBER 30, 2002

     The following table presents operating income by business segment (in thousands):
                                           Fiscal Year Ended September 30,
                                          2002           2001          2000
                                       ----------     ----------    ----------
Operating income (loss):
  Commercial                           $  47,171      $  29,891     $  54,654
  Fire and emergency                      48,988         45,841        32,922
  Defense                                 40,720         39,545        30,119
  Corporate and other                    (25,761)       (16,981)      (19,644)
                                       ----------     ----------    -----------
     Consolidated                      $ 111,118      $  98,296     $  98,051
                                       ==========     ==========    ===========

FISCAL 2002 COMPARED TO FISCAL 2001

     Consolidated operating income increased 13.0% to $111.1 million, or 6.4% of sales, in fiscal 2002 compared to $98.3 million, or 6.8% of sales, in fiscal 2001. In fiscal 2002, the Company adopted a new accounting standard that required the elimination of amortization of goodwill and indefinite-lived intangible assets. In fiscal 2001, the Company acquired the Geesink Norba Group in its fourth fiscal quarter. Excluding the impact of the Geesink Norba Group acquisition and adjusting for the change in accounting to eliminate amortization of goodwill and indefinite-lived intangible assets, operating income would have decreased 1.2% in fiscal 2002 compared to fiscal 2001. This decrease was largely due to increased bid and proposal spending on U.S. and U.K. multi-year defense truck procurement competitions, higher legal defense costs with respect to various contract and environmental claims and lower sales of higher-margin defense trucks sold into export markets.

     Commercial segment operating income increased 57.8% to $47.2 million, or 7.0% of sales, in fiscal 2002 compared to $29.9 million, or 5.3% of sales, in fiscal 2001. Excluding the results of the Geesink Norba Group and adjusting for the adoption of the new accounting standard that eliminated amortization of goodwill and indefinite-lived assets, operating income would have increased 19.8% in fiscal 2002 compared to fiscal 2001. This improvement was largely due to sales of used trucks and favorable manufacturing and workers compensation experience.

     Fire and emergency segment operating income increased 6.9% to $49.0 million, or 10.3% of sales, for fiscal 2002 compared to $45.8 million, or 9.9% of sales, in fiscal 2001. Excluding the impact of the adoption of the new accounting standard that eliminated amortization of goodwill and indefinite-lived intangible assets, operating income would have declined 0.1%, on a 2.6% increase in net sales compared to fiscal 2001, due to a slightly less favorable product mix, partially offset by favorable manufacturing cost performance.

     Defense segment operating income increased 3.0% to $40.7 million, or 6.8% of sales, in fiscal 2002, compared to $39.5 million, or 9.3% of sales, in fiscal 2001. Fiscal 2002 results included substantially higher volume under the Company's lower-margin MTVR contract. Fiscal 2002 results also included a $4.3 million cumulative benefit from a change in estimated margins on the MTVR long-term production contract from 3.3% recorded in fiscal 2001 to 4.3% recorded in fiscal 2002, including $1.7 million related to prior year shipments. Partially offsetting these operating income increases was a decrease in sales of higher-margin, heavy payload vehicles to international customers. Operating income and margins in fiscal 2002 also were negatively impacted by significant increases in spending for bid and proposal activities in connection with multi-year truck procurement competitions with the U.S. Army and the U.K. MoD.

     Consolidated selling, general and administrative expenses increased to 8.2% of sales in fiscal 2002 compared to 7.2% of sales in fiscal 2001. Excluding the impact of the Geesink Norba Group acquisition and corporate expenses, selling, general and administrative expenses were 6.0% of sales in fiscal 2002 compared to 5.9% in fiscal 2001. The Geesink Norba Group was acquired in the fourth quarter of fiscal 2001, and generally carries higher gross margins and higher selling, general and administrative expenses than the Company's other businesses. Corporate operating expenses and inter-segment profit elimination increased $8.8 million to $25.8 million, or 1.5% of consolidated sales, in fiscal 2002 from $17.0 million, or 1.2% of consolidated sales, for fiscal 2001. The increase was largely due to higher variable incentive compensation costs, higher legal defense costs with respect to various contract and environmental claims, investments in additional personnel and services to manage the Company's growing businesses and costs incurred in fiscal 2002 related to acquisition investigations that were not consummated.

FISCAL 2001 COMPARED TO FISCAL 2000

     Consolidated operating income increased 0.2% in fiscal 2001 compared to fiscal 2000. Consolidated operating income margin decreased from 7.4% in fiscal 2000 to 6.8% in fiscal 2001.

     Commercial segment operating income decreased 45.3% to $29.9 million, or 5.3% of sales, in fiscal 2001 compared to $54.7 million, or 8.2% of sales, in fiscal 2000. Significant reductions in concrete placement sales volumes and the related impact on fixed overhead absorption contributed to the decline in operating income.

     Fire and emergency segment operating income increased 39.2% to $45.8 million, or 9.9% of sales, in fiscal 2001 compared to $32.9 million, or 8.4% of sales, in fiscal 2000. Excluding the impact of the Medtec acquisition, operating income increased 32.3%. Fiscal 2000 results were adversely affected by inefficiencies following an enterprise-wide resource planning system installation. Improved gross margins of the Company's ARFF and snow removal vehicles resulting from cost reduction efforts and manufacturing efficiencies and a favorable product mix contributed most of the remaining improvement in the segment operating income.

     Defense segment operating income increased 31.3% to $39.5 million, or 9.3% of sales, in fiscal 2001 compared to $30.1 million, or 10.9% of sales, in fiscal 2000. Increased sales volume of the lower-margin MTVR vehicles was partially offset by increased international sales of higher-margin heavy payload vehicles.

     Consolidated selling, general and administrative expenses increased to 7.2% of consolidated net sales in fiscal 2001 compared to 7.0% in fiscal 2000. Excluding the impact of the acquisition of the Geesink Norba Group, selling, general and administrative expenses were 7.1% of sales in fiscal 2001 as the Geesink Norba Group generally has higher gross margins and higher selling, general and administrative expenses than the Company's other businesses. A decrease in corporate and other expenses to $17.0 million, or 1.2% of consolidated net sales in fiscal 2001, from $19.6 million, or 1.5% of consolidated net sales, in fiscal 2000 offset most of the impact of the flat concrete placement selling, general and administrative expenses. Lower corporate expenses resulted from cost reduction initiatives and lower variable incentive compensation expense.

ANALYSIS OF NON-OPERATING INCOME STATEMENT ITEMS - THREE YEARS ENDED SEPTEMBER 30, 2002

FISCAL 2002 COMPARED TO FISCAL 2001

     Net interest expense decreased $1.1 million to $20.1 million in fiscal 2002 compared to fiscal 2001. Interest costs on increased borrowings to fund the acquisition of the Geesink Norba Group were largely offset by lower interest rates and lower borrowings due to debt reduction associated with strong operating cash flows and receipt of performance-based payments on defense segment, long-term production contracts.

     The effective income tax rate for fiscal 2002 was 36.1% compared to 37.3% in fiscal 2001. In December 2001, the Company concluded an audit settlement of a research and development tax credit claim resulting in a $0.9 million credit to income tax expense in fiscal 2002. Excluding the impact of the $0.9 million tax settlement in fiscal 2002, and the impact of the $1.4 million tax settlement and $5.8 million of nondeductible goodwill, both in fiscal 2001, the Company's effective income tax rate was 37.1% in fiscal 2002 and 36.5% in fiscal 2001. The Company benefited from a lower effective tax rate in fiscal 2001 due to more foreign sales.

     Other miscellaneous expense of $1.6 million in fiscal 2002 included the write-off of deferred financing expenses and net foreign currency exchange losses. Other miscellaneous income of $1.8 million in fiscal 2001 included a $1.7 million one-time foreign currency exchange gain in connection with funds borrowed to acquire the Geesink Norba Group in July 2001.

     Equity in earnings of an unconsolidated partnership, net of income taxes, of $2.4 million in fiscal 2002 and $1.4 million in fiscal 2001 represents the Company's equity interest in OMFSP. Increased earnings resulted from favorable lease portfolio performance, improved interest rate spreads between lease rates and related interest on debt to fund lease originations and gains on lease terminations.

FISCAL 2001 COMPARED TO FISCAL 2000

     Net interest expense increased $1.2 million to $21.2 million in fiscal 2001 compared to fiscal 2000. Interest on borrowings to fund the Medtec and Geesink Norba Group acquisitions and the purchase of certain assets of TEMCO, and increased borrowings to fund higher working capital requirements associated with full-rate production under the MTVR contract, was partially offset by a more favorable short-term interest rate environment.

     Other miscellaneous income increased $1.1 million to $1.8 million in fiscal 2001 compared to fiscal 2000. The Company recorded a $1.7 million one-time foreign currency exchange gain in connection with funds borrowed to acquire the Geesink Norba Group in July 2001. Favorable movement of the U.S. dollar compared to the euro in the two days between the time the Company purchased euros for the Geesink Norba Group acquisition and the time the acquisition was closed caused the one-time gain.

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

FINANCIAL CONDITION

     The following table highlights the impact of changes in operating assets and liabilities on cash provided from (used for) operating activities for each of the last three fiscal years:

                                                          Fiscal Year Ended September 30,
                                                         2002           2001          2000
                                                      ----------     ----------    ----------
Cash provided from (used for) operating activities    $ 263,968      $  (8,370)    $  49,683

Cash provided from (used for) changes in operating
 assets and liabilities:
  Receivables, net                                       70,588        (71,489)       (9,702)
  Inventories:
    Progress/performance-based payments                  33,537          8,518         9,362
    Other                                                15,400        (23,353)       (2,032)
                                                      ---------      ---------     ---------
      Net change in inventory                            48,937        (14,835)        7,330
                                                      ---------      ---------     ---------
  Accounts payable                                        6,899         (1,156)       (7,802)
  Floor plan notes payable                                4,530         (7,938)       (2,691)
  Customer advances                                      61,694           (892)      (12,059)
  Income taxes payable                                  (12,409)        14,672         8,776
  Other                                                   4,475         (1,103)       (7,217)
                                                      ---------      ---------     ---------
      Net cash provided from (used for) changes
       in operating assets and liabilities              184,714        (82,741)      (23,365)
                                                      ---------      ---------     ---------
Operating cash flow excluding changes in
 operating assets and liabilities                     $  79,254      $  74,371     $  73,048
                                                      =========      =========     =========

FISCAL YEAR ENDED SEPTEMBER 30, 2002

     During fiscal 2002, cash and cash equivalents increased by $28.7 million to $40.0 million at September 30, 2002. Cash provided from operating activities of $264.0 million and proceeds from stock option exercises of $2.3 million were used to fund capital expenditures of $15.6 million, pay dividends of $5.8 million, fund the increase in long-term assets (primarily increased pension contributions) of $7.8 million, reduce current- and long-term debt by $209.3 million and fund the increase in cash and cash equivalents of $28.7 million.

     In fiscal 2001, the Company was investing cash in operating assets and liabilities to support the ramp-up under the MTVR contract to full-rate production. The ramp-up from low-rate of initial production operations in April 2001 to full-rate production was achieved in August 2001 and has been subsequently sustained through September 30, 2002. In fiscal 2002, the Company negotiated and received a contract modification under the MTVR contract that provides for performance-based payments, a process that allows the Company to bill the customer upon achievement of certain contract milestones. The Company also receives performance-based payments in connection with the FHTV contract and certain other defense programs. Cash received on performance-based payments is first used to "liquidate" or reduce outstanding receivables for units accepted. Any remaining cash is then recorded as a reduction of inventory to the extent of inventory on hand, with any remaining amount shown as a "customer advance." The Company received its first performance-based payment on the MTVR contract on September 30, 2002 in the amount of $86.3 million. This receipt was applied against outstanding MTVR receivables of $20.9 million and to reduce inventories by $24.0 million. The balance, or $41.4 million has been recorded as a customer advance.

     Reductions in receivables generated $70.6 million in operating cash flow in fiscal 2002. Receivables were generally lower at September 30, 2002 compared to 2001 due to changes in sales mix in the defense segment to more U.S. government sales under performance-based payment terms and fewer export sales under net 30 day payment terms. In the commercial segment, receivables were lower due to changes in sales mix to more concrete placement sales and lower sales to large, U.S. waste haulers. Sales to large, U.S. waste haulers and export sales to international defense customers generally carry longer payment terms than sales to the Company's other customers.

     Timing of estimated U.S. federal income tax payments (five payments in fiscal 2002 compared to three payments in fiscal 2001) resulted in a decrease in income taxes payable of $12.4 million in fiscal 2002 compared to an increase in income taxes payable of $14.7 million in fiscal 2001. Cash paid for income taxes was $49.8 million in fiscal 2002 compared to $18.0 million in fiscal 2001.

FISCAL YEAR ENDED SEPTEMBER 30, 2001

     During fiscal 2001, cash and cash equivalents decreased by $2.3 million to $11.3 million at September 30, 2001. Borrowings under the Company's revolving credit facility of $65.2 million were used to fund cash used in operating activities of $8.4 million, capital expenditures of $18.5 million, scheduled debt repayments of $8.9 million, the acquisition of Medtec for $14.5 million, including acquisition costs and net of cash acquired, the cash portion of the acquisition of certain assets from TEMCO aggregating $8.1 million and to pay dividends of $5.7 million. The Company used proceeds from its $140.0 million Term Loan B borrowing under the Company's senior credit facility to fund the Geesink Norba Group acquisition of $137.6 million, which includes acquisition costs and is net of cash acquired. Cash totaling $8.4 million was used in operations in fiscal 2001. In fiscal 2000, operating activities generated cash totaling $49.7 million. The decrease in cash provided from operating activities in fiscal 2001 compared to fiscal 2000 principally arose from approximately $50.9 million of receivables and inventory invested in the ramp-up of the MTVR contract and about $21.0 million of higher domestic refuse receivables due to increased business with large waste haulers. Timing of estimated income tax payments in fiscal 2001 compared to fiscal 2000 reduced cash used in operations in fiscal 2001 by approximately $14.7 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $40.0 million and approximately $155.3 million of unused availability under the terms of its senior credit facility (See Note 6 to Notes to Consolidated Financial Statements) as of September 30, 2002. The Company's primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends and, potentially, future acquisitions. The Company expects its primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at September 30, 2002 and borrowings from unused availability under the Company's revolving credit facility. Based upon current and anticipated future operations, the Company believes that these capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2003. Debt levels and capital resource requirements beyond fiscal 2003 are not currently estimable because the Company maintains an active acquisitions strategy and the capital requirements of this strategy cannot be reasonably estimated. In addition, the Company could face significant working capital requirements beyond fiscal 2003 in the event of an award of major new business arising from current competitions for new defense contracts in the U.S. and the U.K.

     The Company's cash flow from operations was positively impacted in fiscal 2002 by the receipt of performance-based payments on its MTVR and FHTV contracts in its defense segment. The Company's cash flow from operations in fiscal 2001 was negatively impacted by the ramp-up in production of the multi-year MTVR contract and by the initial effect of substantially higher sales to major waste haulers who were granted longer payment terms as an accommodation to obtain their business. The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to changes in working capital requirements arising principally from the timing of receipt of performance-based payments in its defense segment, changes in working capital requirements arising from seasonal fluctuations in commercial segment sales and changes in working capital requirements associated with the start-up of large defense contracts.

     The Company's debt-to-capital ratio at September 30, 2002 was 26.8% compared to 50.9% at September 30, 2001. Debt-to-capital at September 30, 2002 was favorably impacted by the Company's receipt of its initial performance-based payment on its MTVR contract in the amount of $86.3 million on September 30, 2002 which was used to pay down debt of $41.1 million on that same date. Debt-to-capital was higher at September 30, 2001 because of debt incurred to acquire the Geesink Norba Group in July 2001 and because of working capital incurred in connection with the ramp-up of the MTVR contract to full-rate production. Debt-to-capital may vary from time to time as the Company borrows under its revolving credit facility to fund seasonal or defense contract working capital requirements and to the extent that the Company uses debt to fund acquisitions.

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

     Interest rates on borrowings under the Company's senior credit facility are variable and are equal to the "Base Rate" (which is equal to the higher of a bank's reference rate and the federal funds rate plus 0.5%) or the "IBOR Rate" (which is a bank's inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 1.00%, 1.00% and 2.50% for IBOR Rate loans under the Company's revolving credit facility, Term Loan A and Term Loan B, respectively, as of September 30, 2002. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rates on borrowings outstanding at September 30, 2002 were 2.82% and 4.32% for Term Loans A and B, respectively. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates. There were no outstanding borrowings on the revolving credit facility at September 30, 2002.

Contractual Obligations and Commercial Commitments

     Following is a summary of the Company's contractual obligations and payments due by period following September 30, 2002 (in thousands):

                                                            Payments Due by Period
                                         ------------------------------------------------------------
Contractual Obligation                     Total      1 Year    2-3 Years   4-5 Years   After 5 Years
                                         ---------   --------   ---------   ---------   -------------
Debt:
  Term Loan A                            $  36,000   $  6,000    $ 28,000    $ 2,000      $       -
  Term Loan B (1)                           12,000     12,000           -          -              -
  Senior subordinated notes                100,000          -           -          -        100,000
  Other debt                                 1,958        245         289        142          1,282
                                         ---------   --------    --------    -------      ---------
  Total debt                               149,958     18,245      28,289      2,142        101,282
Guaranteed residual value obligations        6,033      1,635       4,398          -              -
Operating leases                            24,915      5,186       7,346      4,304          8,079
Euro forward contracts                       2,600      2,600           -          -              -
                                         ---------   --------    --------    -------      ---------
Total contractual cash obligations       $ 183,506   $ 27,666    $ 40,033    $ 6,446      $ 109,361
                                         =========   ========    ========    =======      =========

(1)  The Company retired the Term Loan B in October 2002.

     The Company maintains a revolving credit facility of $170.0 million which matures in January 2006. At September 30, 2002, open standby letters of credit totaling $14.7 million reduced the availability under the revolving credit facility to $155.3 million. See Note 6 of the Notes to Consolidated Financial Statements.

     The following is a summary of the Company's commercial commitments (in thousands):

                                                      Amount of Commitment Expiration Per Period
                                             -----------------------------------------------------------
Contractual Obligation                         Total     1 Year    2-3 Years   4-5 Years   After 5 Years
                                             --------   --------   ---------   ---------   -------------
Customer lease guarantees to third parties   $ 10,000   $  1,000    $ 2,000     $ 2,000       $ 5,000
Standby letters of credit                      14,651     10,960      3,691           -             -
Corporate guarantees                            1,414      1,414          -           -             -
                                             --------   --------    -------     -------       -------
Total commercial commitments                 $ 26,065   $ 13,374    $ 5,691     $ 2,000       $ 5,000
                                             ========   ========    =======     =======       =======

Off-Balance Sheet Arrangements

     McNeilus has a $22.3 million investment in an unconsolidated general partnership, OMFSP, which offers lease financing to customers of the Company. McNeilus and an unaffiliated third party, BA Leasing & Capital Corporation ("BALCAP" -- a subsidiary of Bank of America Corporation), are general partners in OMFSP. Each of the two general partners has identical voting, participating and protective rights and responsibilities in OMFSP. See Notes 1 and 2 of the Notes to Consolidated Financial Statements.

     OMFSP purchases trucks, truck bodies and concrete batch plants for lease to user-lessees. The Company sold equipment totaling $62.8 million, $88.8 million and $79.9 million to OMFSP in fiscal 2002, 2001 and 2000, respectively. Banks and other financial institutions lend to OMFSP approximately 90% of the purchase price of the equipment, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 8% equity portion of the cost of the new equipment purchases. Customers provide a 2% down payment. Each partner is allocated its proportionate share of OMFSP cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. However, all OMFSP indebtedness is non-recourse to the Company and BALCAP.

     OMFSP debt financing is bid among a pool of third party banks and other financial institutions. OMFSP's available but unused borrowing capacity with such banks and other third party financial institutions was $92.8 million at September 30, 2002. OMFSP lenders do not guarantee its borrowing capacity and may withdraw such borrowing availability at any time. Should debt financing not be available to OMFSP in the future, certain of the Company's customers would need to find sources of lease financing other than through OMFSP, which could have an adverse impact on the Company's sales of equipment.

     OMFSP and its predecessor have operated since 1989, with profits in each year. OMFSP seeks to maintain strict credit standards. Each general partner approves each lease financing transaction. Lessee-customers guarantee the residual value with respect to each lease. Infrequently, a customer will default on a lease. In such instances, OMFSP has historically been successful in disposing of the underlying equipment at values in excess of the then residual values on the leases. Lease losses historically have not been material in any one year, including the 2001 to 2002 recession in the U.S. In the event that material lease losses did occur, the Company believes its losses would be limited to its investment in OMFSP because OMFSP's debt is nonrecourse to the Company. In addition, the Company could decide to discontinue OMFSP's leasing activities at any time and manage an orderly winding-up of the OMFSP lease portfolio.

     Summarized financial information of OMFSP as of September 30, 2002 and 2001 and for the fiscal years ended September 30, 2002, 2001 and 2000 is as follows:

                                                     September 30,
                                                   2002         2001
                                                ---------    ---------
     Cash and cash equivalents                  $   2,037    $   2,973
     Investment in sales type leases, net         209,440      204,772
     Other assets                                     553          869
                                                ---------    ---------
                                                $ 212,030    $ 208,614
                                                =========    =========

     Notes payable                              $ 166,442    $ 166,635
     Other liabilities                              4,146        6,211
     Partners' equity                              41,442       35,768
                                                ---------    ---------
                                                $ 212,030    $ 208,614
                                                =========    =========


                                           Fiscal Year Ended September 30,
                                             2002        2001       2000
                                           --------    --------    -------
     Interest income                       $ 16,315    $ 15,429    $13,132
     Net interest income                      4,346       4,048      3,160
     Excess of revenues over expenses         4,286       3,961      3,295

     A proposed interpretation has been issued which may result in the Company including the assets and liabilities (or some portion thereof) of OMFSP in its financial statements. Alternatively, the Company may sell or restructure its interest in OMFSP. See New Accounting Standards - Special Purpose Entities.

FISCAL 2003 OUTLOOK

     The Company expects consolidated net sales to grow approximately 3.2% in fiscal 2003 to $1.8 billion. The Company expects consolidated operating income to increase 8.0% to approximately $120.0 million in fiscal 2003, or approximately 6.7% of sales. The Company expects earnings per share from continuing operations assuming dilution of $3.70 per share in fiscal 2003.

     The Company estimates that commercial segment sales will increase 1.0% in fiscal 2003 to $685.0 million. The Company expects continued softness in the concrete placement market, estimating a 2.0% increase in concrete placement sales in fiscal 2003. This assumes that concrete placement sales remain approximately 27.0% lower than peak concrete placement sales in fiscal 2000. The Company expects its U.S. refuse sales to decline about 2.0% in fiscal 2003. Industry volume is expected to decline about 10% in fiscal 2003, but the Company expects volume increases from its largest commercial customers and other market share gains to offset most of the industry decline. The Company expects its U.S. refuse sales to decline approximately 10.0% in the first half of fiscal 2003 before increasing in the second half, each compared to prior year. The Company estimates that the Geesink Norba Group sales will increase approximately 3.0% in fiscal 2003 based on an estimated weak European economy, but aided by new product introductions. The Company expects operating income in the commercial segment to increase approximately 8.1% to approximately $51.0 million in fiscal 2003. The Company estimates that concrete placement operating income will decline approximately 10.0% in fiscal 2003, due to anticipated development spending with respect to the Revolution composite concrete mixer drum. The Company plans to sell a few hundred Revolution drums in fiscal 2003, utilizing the production facilities of the Company's partner in Australia. Freight costs from Australia will limit any profit opportunity from those sales. By the end of fiscal 2003, the Company plans to have a U.S. production facility for the Revolution drum operational and to reach high rate of production for sales in fiscal 2004. In fiscal 2005 and fiscal 2006, the Company plans to acquire the rights to this technology for Europe, Asia, Australia and perhaps Africa/Middle East. The Company expects domestic refuse operating income to be up slightly in fiscal 2003 due to cost reduction plans in place. The Company estimates that most of the growth in commercial operating income in fiscal 2003 will be due to growth of the Geesink Norba Group earnings resulting from lower production costs following a workforce reduction in fiscal 2002.

     The Company estimates fire and emergency segment sales to be up 7.1% to $510.0 million in fiscal 2003. This increase reflects a strong backlog that is up 13.6% at September 30, 2002 compared to the prior year and extends into the third quarter of fiscal 2003. While municipal spending remains soft, spending on the fire service has remained stable due to an emphasis on homeland security and increased federal spending on the fire service. The Company estimates fire and emergency operating income to increase 6.1% to approximately $52.0 million in fiscal 2003, consistent with the estimated sales increase.

     The Company estimates defense segment sales to increase 2.5% to $610.0 million in fiscal 2003. The Company estimates that sales under the MTVR contract will decline approximately $16.0 million, but that sales under a new U.K. tank transporter contract will be approximately $46.0 million. The Company estimates defense operating income to increase 8.1% to approximately $44.0 million in fiscal 2003. This estimate assumes significant bid and proposal spending and pre-contract costs in fiscal 2003 at levels above fiscal 2002 with respect to several U.S. and U.K. defense truck programs. This estimate further assumes that MTVR contract margins remain at 4.3% in fiscal 2003. The Company continues to target margins of 6.0% to 6.5% over the contract life. Subject to attaining certain milestones and cost performance, the Company estimates that a one percentage point increase in MTVR margins in fiscal 2003 on a full-year basis would amount to $7.6 million in operating income, or $0.27 per share. The Company reviews its estimated costs to complete the MTVR long-term production contract periodically, or as events change, based on factors such as the cost performance achieved to date and the durability of fielded trucks. In June 2002, the Company negotiated a modification of the MTVR contract to replace bare chassis with requirements for vehicles with a dump or a wrecker variant. The wrecker variants are complex vehicles that will undergo significant testing. The U.S. Marine Corps has until January 2004 to fund the wrecker requirements under the contract. How these wreckers perform in the testing, the timing and number of wreckers actually funded by the U.S. Marine Corps under the contract and the cost performance on those trucks will be important factors in the Company's ability to achieve its targeted MTVR margins of 6.0% to 6.5% over the life of the contract.

     The Company expects corporate expenses to increase from $25.8 million in fiscal 2002 to $27.0 million in fiscal 2003. The increase reflects investments planned to build the Company's management team. The Company expects net interest expense to be approximately flat at $20.0 million in fiscal 2003. While the Company projects debt to decline on average in fiscal 2003 following the significant debt reduction in fiscal 2002, the Company expects interest rates to rise and working capital requirements to increase progressively during fiscal 2003 due to the start-up of a U.K. tank transporter contract.

     The Company expects debt to increase from $150.0 million at September 30, 2002, to approximately $175.0 million at December 31, 2002, $200.0 million at March 31, 2003 and $210.0 million at June 30, 2003 before declining to $150.0 million at September 30, 2003. These fluctuations reflect seasonal working capital requirements of the commercial segment and the start-up of a tank transporter contract for the U.K. MoD. The Company estimates capital spending at no more than $30.0 million in fiscal 2003, including the required capital spending to construct a Revolution composite concrete mixer drum manufacturing facility.

     The expectations with respect to projected sales, costs, earnings and debt levels in this "Fiscal 2003 Outlook" are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, no economic recovery in U.S. and European economies; the Company's estimates for concrete placement activity, housing starts and mortgage rates; the Company's expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company's ability to achieve cost reductions; the anticipated level of sales and margins associated with the FHTV contract, international defense truck sales and production under the MTVR contract; the Company's estimates for capital expenditures of municipalities for fire and emergency and refuse products, of airports for rescue products and of large commercial waste haulers; the expected level of sales and operating income of the Geesink Norba Group; the Company's ability to sustain market share gains by its fire and emergency and refuse products businesses; the Company's planned spending on product development, bid and proposal activities and pre-contract costs with respect to defense truck procurement competitions and the outcome of such competitions; anticipated levels of sales of, and capital expenditures associated with, the Revolution composite mixer; the Company's estimates for insurance, steel and litigation costs; the Company's estimates for debt levels and associated interest costs; and that the Company does not complete any acquisitions. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company's ability to achieve the forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"). This requires management to make estimates and judgments that affect reported amounts and related disclosures. Actual results could differ from those estimates. The Company considers the following policies to be the most critical in understanding the judgments that are involved in the preparation of the Company's consolidated financial statements and the uncertainties that could impact the Company's financial condition, results of operations and cash flows.

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

     Revenue Recognition: The Company recognizes and earns revenue when all of the following circumstances are satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered. The Company records revenues under long-term, fixed-price defense contracts using the percentage-of-completion method of accounting. The Company records revenues and anticipated profits under the MTVR multi-year, fixed-price production contract on a percentage-of-completion basis, generally using units accepted as the measurement basis for effort accomplished. The Company records estimated contract profits in earnings in proportion to recorded revenues based on the estimated average cost determined using total contract units under order (including exercised options). The Company records revenues under certain long-term, fixed-price defense contracts which, among others things, provide for delivery of minimal quantities or require a significant amount of development effort in relation to total contract value, using the percentage-of-completion method upon achievement of performance milestones, or using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable. The Company reflects adjustments in contract value or estimated costs on contracts accounted for using the percentage-of completion method in earnings in the current period as a cumulative catch-up adjustment. The Company charges anticipated losses on contracts or programs in progress to earnings when identified.

     Goodwill and Other Intangible Assets: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized; however, they must be tested for impairment periodically, or more frequently under certain circumstances, and written down when impaired. The Company continues to record amortization for other intangible assets with definite lives. The Company is subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine impairment. There was no impairment of goodwill upon adoption of SFAS No. 142, nor upon the Company's subsequent testing conducted in the fourth quarter of fiscal 2002.

     Product Liability: Due to the nature of the Company's products, the Company is subject to product liability claims in the normal course of business. A substantial portion of these claims and lawsuits involve the Company's concrete placement and domestic refuse businesses, while such lawsuits in the Company's defense and fire and emergency businesses have historically been rare. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. Most insurance coverage includes self-insured retentions that vary by business segment and by year. Such self-insured retentions increased sharply following the terrorist acts of September 11, 2001. As of November 19, 2002, the Company maintained self-insured retentions of $1.0 million per claim for each of its businesses.

     The Company establishes product liability reserves for its self-insured retention portion of any known outstanding matters based on the likelihood of loss and the Company's ability to reasonably estimate such loss. There is inherent uncertainty as to the eventual resolution of unsettled matters due to the unpredictable nature of litigation. The Company makes estimates based on available information and the Company's best judgment after consultation with appropriate experts. The Company periodically revises estimates based upon changes to facts or circumstances. The Company also utilizes actuarial methodologies to calculate reserves required for estimated incurred but not reported claims as well as to estimate the effect of the adverse development of claims over time.

Critical Accounting Estimates

     Management of the Company has discussed the development and selection of the following critical accounting estimates with the Audit Committee of the Company's Board of Directors and the Audit Committee has reviewed the Company's disclosures relating to such estimates in this Management's Discussion and Analysis.

     Warranty: The Company's products generally carry explicit warranties that extend from six months to two years, based on terms that are generally accepted in the marketplace. Selected components included in the Company's end products (such as engines, transmissions, tires, etc.) may include manufacturers' warranties. These manufacturers' warranties are generally passed on to the end customer of the Company's products and the customer would generally deal directly with the component manufacturer.

     The Company's policy is to record a liability for the expected cost of warranty-related claims at the time of the sale. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring Company obligations under the warranty plans. The Company believes that the warranty accounting estimate is a "critical accounting estimate" because: changes in the warranty provision can materially affect net income; the estimate requires management to forecast estimated product usage levels by customers; in the case of new models, components or technology, there may be a different, higher level of warranty claims experience than with existing, mature products; and certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. The estimate for warranty obligations is a critical accounting estimate for each of the Company's operating segments.

     Historically, the cost of fulfilling the Company's warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. Over the past three years, the Company's warranty cost as a percentage of sales has ranged from 0.72% of sales to 1.16% of sales. Warranty costs tend to be higher shortly after new product introductions when field warranty campaigns may be necessary to correct or retrofit certain items. Accordingly, the Company must make assumptions about the number and cost of anticipated field warranty campaigns. The Company's estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of new features/components included in new product models.

     Each quarter, the Company reviews actual warranty claims experience to determine if there are any systemic defects which would require a field campaign. Also, warranty provision rates on new product introductions are established at higher than standard rates to reflect increased expected warranty costs associated with any new product introduction.

     Infrequently, a material warranty issue can arise which is beyond the scope of the Company's historical experience, generally with respect to a new product launch. If the estimate of warranty costs in fiscal 2002 was increased or decreased by 50%, the Company's accrued warranty costs, costs of sales and operating income would each change by $10.1 million, or 42.1%, 0.7% and 9.1%, respectively.

     Percentage-of-Completion Method of Accounting: The Company records revenues and anticipated profits under the MTVR multi-year, fixed-price production contract on a percentage-of-completion basis, generally using units accepted as the measurement basis for effort accomplished. Estimated contract profits are taken into earnings in proportion to recorded sales based on estimated average cost determined using total contract units under order. Changes in estimated contract profits are recognized in earnings using the cumulative catch-up method. Under this method, current estimated contract profits are compared with previously estimated contract profits and a cumulative adjustment is recorded to income for all previously accepted units. The Company believes that the accounting estimate is a "critical accounting estimate" because changes in estimated costs can materially affect net income. The estimate requires management to forecast estimated material costs on non-quoted components, to estimate manufacturing overhead rates which are dependent in part on sales forecasts of non-MTVR volume, to estimate manufacturing hours per unit over a broad spectrum of volume, including low-rate of initial production, high-rate of production and ramp-down to the end of the contract. The estimate is a critical accounting estimate for the Company's defense segment.

     Quarterly, or upon the occurrence of a significant event impacting the contract, Company management reviews actual contract performance to date to determine if there are any factors that would require an adjustment of the overall contract estimated margin. In fiscal 2002, the Company increased the margin percentage recognized on the MTVR contract by one percentage point as a result of a contract modification and favorable cost performance compared to estimates. The change in estimate increased operating income by $4.3 million in fiscal 2002, or 3.9% of consolidated operating income. The Company has targeted margins on the MTVR contract in excess of the 4.3% margin recognized on the contract life-to-date by initiating actions to negotiate contract modifications and reduce contract costs. Should the Company be successful with respect to these actions, the Company estimates that a one percentage point increase in MTVR margins in fiscal 2003 (on a full year basis) would increase operating income by approximately $7.6 million.


NEW ACCOUNTING STANDARDS

     Accounting for Impairment: In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 31, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is intended to establish one accounting model for long-lived assets to be disposed of by sale and to address significant implementation issues of SFAS No. 121. The Company adopted SFAS No. 144 on October 1, 2001. The adoption of SFAS No. 144 did not have a material effect on the consolidated financial statements.

     Changes to Reporting Gains and Losses from Extinguishment of Debt and Other Technical Corrections: In April 2002, the FASB issued SFAS No 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds

SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and amends SFAS No. 13, "Accounting for Leases," eliminating the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The Company does not expect that the adoption of this statement will have a material impact on its financial condition, results of operations or cash flows.

     Accounting for Exit or Disposal Activities: In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this statement will have a material impact on its financial condition, results of operations or cash flows.

     Special Purpose Entities: In June 2002, the FASB issued Exposure Draft "Consolidation of Certain Special-Purpose Entities--an Interpretation of ARB No. 51." The proposed interpretation is intended to provide consolidation accounting guidance for special purpose entities, recognizing that existing consolidation accounting guidance involving a control-based approach contained in Accounting Research Board ("ARB") Statement No. 51 and FASB Statement No. 94 does not adequately consider the uniqueness of special purpose entities in which controlling rights may not be substantive. The proposed interpretation would explain how to identify a special purpose entity that is not subject to control through voting ownership interests and would require each enterprise involved with a special purpose entity to determine whether it provides financial support to the special purpose entity through a variable interest. Variable interests may arise from financial instruments, service contracts, minority ownership interests or other arrangements. If an entity holds a majority of the variable interests, or a significant variable interest that is significantly more than any other party's variable interest, that entity would be the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and results of activities of the special purpose entity in its consolidated financial statements.

     A special purpose entity would be evaluated for consolidation based on voting interests, rather than provisions of this proposed interpretation, if one or more parties hold equity investments that meet certain conditions. If the equity investment fails to meet these conditions, then the investment would be considered to be a variable interest to be assessed under the provisions of the proposed interpretation. An equity investment would be presumed to be insufficient to allow the special purpose entity to finance its own activities without relying on support by the variable interest holders (i.e, presumed to lack sufficient independent economic substance) unless the investment is equal to at least 10% of the special purpose entity's total assets.

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

     The proposed interpretation would be applied immediately to special purpose entities created after the issuance date of the final interpretation. For special purpose entities created before that date, the provisions of the proposed interpretation would be applied to those special purpose entities still existing as of the beginning of the first fiscal year or interim period beginning after June 15, 2003. Disclosures would be required in financial statements for periods ending December 31, 2002 regarding certain unconsolidated entities in which a company holds a variable interest.

     The Company is in the process of assessing the impact of this proposed interpretation on its interest in OMFSP (see Note 2 to Notes to Consolidated Financial Statements). A final interpretation may result in the Company including the assets and liabilities (or some portion thereof) of OMFSP in its consolidated financial statements. Alternatively, the Company may sell or restructure its interest in OMFSP.

     Guarantee Obligations: In May 2002, the FASB issued a proposed interpretation that would clarify and expand on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value, or market value, of its obligation under that guarantee. The proposed interpretation does not address the subsequent measurement of the guarantor's recognized liability over the term of the guarantee. The proposed interpretation also would incorporate, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded.

     The provisions related to recognizing a liability at inception for the fair value of the guarantor's obligations would not apply to product warranties or to guarantees accounted for as derivatives.

     It is currently proposed that the new recognition and initial measurement provisions of the proposed interpretation would be applied to all previously issued guarantees in a company's first fiscal year beginning after September 15, 2002. The cumulative effect of initially applying those provisions would be reported as a change in accounting principle in the first interim period of the year of adoption. The disclosure requirements would be effective for financial statements of interim or annual periods ending after October 15, 2002.

     The Company is assessing the potential impact of this proposed interpretation on the Company's financial statements. The Company may be required to estimate the fair value of its contingent obligations and record such value in its balance sheet with a corresponding charge to earnings upon implementation of the proposed accounting standard. Because the proposed interpretation does not provide guidance regarding appropriate methodologies to value such contingent obligations, the Company is unable to estimate the impact of this proposed interpretation at this time.

CUSTOMERS AND BACKLOG

     Sales to the U.S. Government comprised approximately 36% of the Company's net sales in fiscal 2002. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

     The Company's backlog at September 30, 2002 was $907.8 million compared to $799.5 million at September 30, 2001. Commercial backlogs increased by $4.6 million to $139.0 million at September 30, 2002 compared to the prior year. Backlog for front-discharge concrete mixers was up $26.2 million while backlog for domestic refuse packers was down $27.6 million. Front-discharge concrete mixer backlog increased due to orders received in advance of an engine emissions change effective October 1, 2002. The domestic refuse backlog progressively weakened in fiscal 2002 due to weak economic conditions in the U.S. Fire and emergency backlogs increased by $34.2 million to $285.5 million at September 30, 2002 compared to the prior year as Pierce adjusted its production levels to provide more manufacturing lead time to allow for a more efficient manufacturing flow. Also contributing to the increase in backlog was the award of a multi-unit order for ARFF vehicles. Backlog related to the defense segment increased by $69.6 million to $483.3 million at September 30, 2002 compared to 2001, due principally to a $76.0 million contract for heavy equipment transport trucks and trailers for the U.K. MoD. This award resulted from completion of a multi-year competition and final contract negotiations that were concluded in December 2001. Approximately 6.7% of the Company's September 30, 2002 backlog is not expected to be filled in fiscal 2003.

     Reported backlog excludes purchase options and announced orders for which definitive contracts have not executed. Additionally, backlog excludes unfunded portions of the DoD long-term FHTV and MTVR contracts. Backlog information and comparisons of backlogs as of different dates may not be accurate indicators of future sales or the ratio of the Company's future sales to the DoD versus its sales to other customers.

FINANCIAL MARKET RISK

     The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

Interest Rate Risk

     The Company's interest expense is sensitive to changes in the interest rates in the U.S. and off-shore markets. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company's long-term borrowing under its senior credit facility. The Company has not historically utilized derivative securities to fix variable rate interest obligations or to make fixed-rate interest obligations variable. If short-term interest rates averaged two percentage points higher in fiscal 2003 than in fiscal 2002, then the Company's interest expense would increase, and pre-tax income would decrease by approximately $3.2 million. Similarly, if interest rates increased two percentage points, the fair value of the Company's $100 million fixed-rate, long-term notes at September 30, 2002 would decrease by approximately $8.4 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, but do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to mitigate the Company's exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in the Company's financial structure other than as noted.

Foreign Currency Risk

     The Company's operations consist of manufacturing in the U.S., the Netherlands, the United Kingdom and Sweden and sales and limited truck body mounting activities throughout the U.S. and in various European jurisdictions. International sales were approximately 11.6% of overall net sales in fiscal 2002, including approximately 3.8% of overall net sales in fiscal 2002 which involved export sales from the U.S. The majority of export sales in fiscal 2002 were denominated in U.S. dollars. Sales outside of the U.S. have increased in fiscal 2002 due to the acquisition of the Geesink Norba Group. For the Company's U.S. operations, the

Company generally purchases materials and component parts that are denominated in U.S. dollars and seeks customer payment in U.S. dollars for large multi-unit sales contracts, which span several months or years.

     The Company's contract to provide tank transporters and trailers for the U.K. MoD provides that the Company will invoice and be paid in a combination of U.S. dollars, British Pounds Sterling and euros. The payments in different currencies are intended to match cash flow requirements to various suppliers and to the Company to minimize foreign currency exchange gains and losses. Due to the inherent differences in the timing of payment for materials and components and the timing of the receipt of payments from the customer, the Company expects some foreign currency transaction gains and losses to occur.

     The Company submitted and has outstanding firm quotes to the U.K. MoD on the Wheeled Tanker and the Cargo Support Vehicle truck competitions. These proposals remain outstanding and contain base quotes that are priced to the customer in British Pounds Sterling, with alternate quotes for funding in source currencies. Should the Company's proposals be accepted by the U.K. MoD, the Company would be subject to foreign currency transaction risks. Similarly, the Company has agreements with certain subcontractors in connection with these U.K. MoD programs that have quoted supply of material and component parts in euros and British Pounds Sterling. The Company has reflected a premium in its pricing quoted to the U.K. MoD to reflect these foreign currency risks. If the Company is successful in being awarded this business, it will seek to hedge its foreign currency risks.

     The Company's earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies primarily as a result of the effects of the translation of the Geesink Norba Group earnings from source currencies into U.S. dollars, euro-denominated purchases of component parts from a European supplier (approximately 7.6 million euros in annual requirements, or approximately $7.5 million based on the exchange rate as of September 30, 2002) and, to a lesser extent, hedging customer orders denominated in currencies other than the U.S. dollar. The Company may use forward foreign exchange contracts to partially hedge against the earnings effects of such fluctuations in exchange rates on non-U.S. dollar denominated sales and purchases. At September 30, 2002, the Company had outstanding forward foreign exchange contracts to purchase 2.6 million euros ($2.6 million based on the exchange rate as of September 30, 2002) for delivery over the next five months. At September 30, 2002, the Company had outstanding forward foreign exchange contracts to sell 0.2 million Canadian dollars for settlement in October 2002 to hedge an outstanding firm sales commitment. A hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not have had a material impact on the Company's fiscal 2002 earnings or cash flows. However, to a certain extent, foreign currency exchange rate movements may also affect the Company's competitive position, as exchange rate changes may affect business practices, the Company's cost structure compared to its competitors' cost structures and/or pricing strategies of non-U.S. based competitors.

     Fluctuations in currency exchange rates may also impact the Company's shareholders' equity. Amounts invested in the Company's non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in shareholders' equity as cumulative translation adjustments. The cumulative translation adjustments component of shareholders' equity increased $12.2 million in fiscal 2002 and $4.3 million in fiscal 2001. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries at September 30, 2002 was approximately $162.0 million.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption "Management's Discussion and Analysis - Financial Market Risk" contained in Item 7 of this Form 10-K is hereby incorporated by reference in answer to this item.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Oshkosh Truck Corporation

We have audited the accompanying consolidated balance sheet of Oshkosh Truck Corporation and subsidiaries (the "Company"), as of September 30, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended September 30, 2002 listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The Company's financial statements as of September 30, 2001 and for each of the two years in the period ended September 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, in their report dated October 29, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 financial statements present fairly, in all material respects, the financial position of Oshkosh Truck Corporation and subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2002 financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed above, the financial statements of Oshkosh Truck Corporation and subsidiaries as of September 30, 2001, and for each of the two years in the period ended September 30, 2001, were audited by other auditors who have ceased operations. As described in Note 5, these financial statements have been revised for the reclassification of certain purchased intangible assets to goodwill and to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of October 1, 2001. Our audit procedures with respect to the disclosures in Note 5 with respect to 2001 and 2000 included (i) agreeing the previously reported amounts of the purchased intangible assets reclassified to goodwill to the Company's underlying records obtained from management; (ii) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized, deferred credits related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company's underlying records obtained from management; and (iii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 and 2000 in
Note 5 are appropriate and have been properly applied.

Also, as described in Note 1, the balance sheet as of September 30, 2001 has been restated to reclassify income taxes payable from other current liabilities to a separate component of current liabilities. We audited the adjustment described in Note 1 that was applied to restate the 2001 balance sheet for this reclassification. In our opinion such adjustments are appropriate and have been properly applied.

We were not engaged to audit, review or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to the implementation of Statement No. 142 and the reclass of income taxes payable noted in the two preceding paragraphs and, accordingly, we do not express an opinion or other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/S/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
October 28, 2002

The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with the Company's Annual Report on Form 10-K for the year ended September 30, 2001. This opinion has not been reissued by Arthur Andersen LLP. In fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As discussed in Note 5 of the Notes to Consolidated Financial Statements, the Company has presented the transitional disclosures for fiscal 2001 and 2000 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these transitional disclosures. These disclosures are reported on by Deloitte & Touche LLP as stated in their report appearing herein.

REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Oshkosh Truck Corporation

We have audited the accompanying consolidated balance sheets of Oshkosh Truck Corporation (the "Company") as of September 30, 2001 and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2001 and 2000 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principals generally accepted in the United States.

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

/S/ ARTHUR ANDERSEN

October 29, 2001
Milwaukee, Wisconsin

                            OSHKOSH TRUCK CORPORATION
                        Consolidated Statements of Income

                                           Fiscal Year Ended September 30,
                                          2002           2001          2000
                                       ----------     ----------    ----------
                                      (In thousands, except per share amounts)

Net sales                              $1,743,592     $1,445,293    $1,329,516
Cost of sales                           1,483,126      1,230,800     1,126,582
                                       ----------     ----------    ----------
  Gross income                            260,466        214,493       202,934

Operating expenses:
  Selling, general and administrative     143,330        104,022        93,724
  Amortization of goodwill and
   purchased intangibles                    6,018         12,175        11,159
                                       ----------     ----------    ----------
    Total operating expenses              149,348        116,197       104,883
                                       ----------     ----------    ----------

Operating income                          111,118         98,296        98,051

Other income (expense):
   Interest expense                       (21,266)       (22,286)      (20,956)
   Interest income                          1,160          1,050           893
   Miscellaneous, net                      (1,555)         1,753           661
                                       ----------     ----------    ----------
                                          (21,661)       (19,483)      (19,402)
                                       ----------     ----------    ----------
Income before provision for income
   taxes and items noted below             89,457         78,813        78,649
Provision for income taxes                 32,285         29,361        31,346
                                       ----------     ----------    ----------
Income before items noted below            57,172         49,452        47,303

Equity in earnings of unconsolidated
 partnership, net of income taxes of
 $1,425, $829 and $738                      2,426          1,412         1,205
                                       ----------     ----------    ----------
Income from continuing operations          59,598         50,864        48,508
Gain on disposal of discontinued
 operations, net of income taxes of
 $1,235                                         -              -         2,015
Extraordinary charge for early
 retirement of debt, net of income
 tax benefit of $503                            -              -          (820)
                                       ----------     ----------    ----------
Net income                             $   59,598     $   50,864    $   49,703
                                       ==========     ==========    ==========
Earning (loss) per share:
  Continuing operations                $     3.54     $     3.05    $     3.01
  Discontinued operations                       -              -          0.13
  Extraordinary charge                          -              -         (0.05)
                                       ----------     ----------    ----------
  Net income                           $     3.54     $     3.05    $     3.09
                                       ==========     ==========    ==========
Earnings (loss) per share assuming
 dilution:
  Continuing operations                $     3.45     $     2.98    $     2.96
  Discontinued operations                       -              -          0.12
  Extraordinary charge                          -              -         (0.05)
                                       ----------     ----------    ----------
  Net income                           $     3.45     $     2.98    $     3.03
                                       ==========     ==========    ==========

                             See accompanying notes.

                            OSHKOSH TRUCK CORPORATION
                           Consolidated Balance Sheets

                                                            September 30,
                                                         2002          2001
                                                      ----------    ----------
                                                       (In thousands, except
                                                         per share amounts)
                    Assets
Current assets:
  Cash and cash equivalents                           $   40,039    $   11,312
  Receivables, net                                       142,709       211,405
  Inventories                                            210,866       258,038
  Prepaid expenses                                         7,414         6,673
  Deferred income taxes                                   26,008        15,722
                                                      ----------    ----------
    Total current assets                                 427,036       503,150
Investment in unconsolidated partnership                  22,274        18,637
Other long-term assets                                    11,625         8,626
Property, plant and equipment:
  Land and land improvements                              14,390        13,355
  Equipment on operating lease to others                  10,164        11,476
  Buildings                                               90,769        86,224
  Machinery and equipment                                145,722       130,780
  Construction in progress                                     -         2,331
                                                      ----------    ----------
                                                         261,045       244,166
  Less accumulated depreciation                         (120,684)     (102,238)
                                                      ----------    ----------
    Net property, plant and equipment                    140,361       141,928
Purchased intangible assets, net                         104,316       124,787
Goodwill                                                 318,717       292,140
                                                      ----------    ----------
Total assets                                          $1,024,329    $1,089,268
                                                      ==========    ==========
      Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                    $  116,422    $  107,864
  Floor plan notes payable                                23,801        19,271
  Customer advances                                      119,764        58,070
  Payroll-related obligations                             34,474        27,084
  Income taxes                                             8,597        25,221
  Accrued warranty                                        24,015        18,338
  Other current liabilities                               47,754        46,322
  Revolving credit facility and current maturities
   of long-term debt                                      18,245        77,031
                                                      ----------    ----------
    Total current liabilities                            393,072       379,201
Long-term debt                                           131,713       282,249
Deferred income taxes                                     39,303        40,334
Other long-term liabilities                               50,481        40,458
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value; authorized
   2,000,000 shares; none issued and outstanding               -             -
  Class A Common Stock, $.0l par value; authorized
   1,000,000 shares; issued - 416,619 in 2002 and
   418,199 in 2001                                             4             4
  Common Stock, $.01 par value; authorized
   60,000,000 shares; issued - 17,415,410 in 2002
   and 17,413,830 in 2001                                    174           174
  Paid-in capital                                        117,179       110,330
  Retained earnings                                      300,713       246,915
  Common Stock in treasury, at cost; 851,621 shares
   in 2002 and 1,116,597 shares in 2001                   (7,636)      (10,195)
  Unearned compensation                                   (4,086)            -
  Accumulated other comprehensive income (loss)            3,412          (202)
                                                      ----------    ----------
    Total shareholders' equity                           409,760       347,026
                                                      ----------    ----------
Total liabilities and shareholders' equity            $1,024,329    $1,089,268
                                                      ==========    ==========

                             See accompanying notes.

                                                      OSHKOSH TRUCK CORPORATION
                                           Consolidated Statements of Shareholders' Equity
                                                                               Common                      Accumulated
                                                                              Stock in                        Other
                                           Common    Paid-In     Retained     Treasury       Unearned     Comprehensive
                                            Stock    Capital     Earnings      at Cost     Compensation   Income (Loss)     Total
                                           ------   ---------    ---------    ---------    ------------   -------------   ---------
                                                                   (In thousands, except per share amounts)
Balance at September 30, 1999              $  140   $  15,997    $ 157,810    $ (11,067)     $     -         $     -      $ 162,880
  Net income and comprehensive income           -           -       49,703            -            -               -         49,703
  Cash dividends:
    Class A Common Stock ($.300 per
     share)                                     -           -         (127)           -            -               -           (127)
    Common Stock ($.345 per share)              -           -       (5,595)           -            -               -         (5,595)
Exercise of stock options                       -         (55)           -          415            -               -            360
Net proceeds of Common Stock offering          38      93,364            -            -            -               -         93,402
Tax benefit related to stock options
 exercised                                      -         434            -            -            -               -            434
                                           ------   ---------    ---------     ---------      -------         -------      ---------
Balance at September 30, 2000                 178     109,740      201,791      (10,652)            -               -        301,057
Comprehensive income:
  Net income                                    -           -       50,864            -            -               -         50,864
  Change in fair value of derivative
   instruments (net of income taxes
   of $7)                                       -           -            -            -            -              13             13
  Minimum pension liability
   adjustment (net of income tax
   benefit of $2,637)                           -           -            -            -            -          (4,490)        (4,490)
  Currency translation adjustment               -           -            -            -            -           4,275          4,275
                                                                                                                           ---------
    Comprehensive income                                                                                                     50,662
                                                                                                                           ---------
Cash dividends:
  Class A Common Stock ($.300 per
   share)                                       -           -         (126)           -            -               -           (126)
  Common Stock ($.345 per share)                -           -       (5,614)           -            -               -         (5,614)
Exercise of stock options                       -          23            -          457            -               -            480
Tax benefit related to stock options
 exercised                                      -         567            -            -            -               -            567
                                           ------   ---------    ---------    ---------      -------         -------      ---------
Balance at September 30, 2001                 178     110,330      246,915      (10,195)           -            (202)       347,026
Comprehensive income:
  Net income                                    -           -       59,598            -            -               -         59,598
  Change in fair value of derivative
   instruments (net of income taxes
   of $48)                                      -           -            -            -            -              82             82
  Gains reclassified into earnings
   from other comprehensive income
   (net of income taxes of $36)                 -           -            -            -            -             (62)           (62)
  Minimum pension liability
   adjustment (net of income tax
   benefit of $5,075)                           -           -            -            -            -          (8,640)        (8,640)
  Currency translation adjustment               -           -            -            -            -          12,234         12,234
                                                                                                                           ---------
    Comprehensive income                                                                                                     63,212
                                                                                                                           ---------
Cash dividends:
  Class A Common Stock ($.300 per
   share)                                       -           -         (125)           -            -               -           (125)
  Common Stock ($.345 per share)                -           -       (5,675)           -            -               -         (5,675)
Issuance of restricted stock                    -       3,440            -          673       (4,113)              -              -
Amortization of unearned compensation           -           -            -            -           27               -             27
Exercise of stock options                       -         368            -        1,886            -               -          2,254
Tax benefit related to stock options
 exercised                                      -       3,041            -            -            -               -          3,041
                                           ------   ---------    ---------    ---------      -------         -------      ---------
Balance at September 30, 2002              $  178   $ 117,179    $ 300,713    $  (7,636)     $(4,086)        $ 3,412      $ 409,760
                                           ======   =========    =========    =========      =======         =======      =========

                                                       See accompanying notes.

                                  OSHKOSH TRUCK
                      Consolidated Statements of Cash Flows

                                           Fiscal Year Ended September 30,
                                          2002           2001          2000
                                       ----------     ----------    ----------
                                                    (In thousands)
Operating activities:
Income from continuing operations      $   59,598     $   50,864    $   48,508
Depreciation and amortization              25,392         28,497        24,218
Deferred income taxes                      (1,898)        (2,697)        2,277
Equity in earnings of unconsolidated
 partnership                               (3,851)        (2,241)       (1,943)
Loss (gain) on disposal of property,
 plant and equipment                           13            (52)          (12)
Changes in operating assets and
 liabilities:
  Receivables, net                         70,588        (71,489)       (9,702)
  Inventories                              48,937        (14,835)        7,330
  Prepaid expenses                         (1,168)           311          (436)
  Other long-term assets                       75            174           256
  Accounts payable                          6,899         (1,156)       (7,802)
  Floor plan notes payable                  4,530         (7,938)       (2,691)
  Customer advances                        61,694           (892)      (12,059)
  Payroll-related obligations               6,911         (1,924)        1,639
  Income taxes                            (12,409)        14,672         8,776
  Accrued warranty                          3,484            641         1,600
  Other current liabilities                (1,782)           284        (9,414)
  Other long-term liabilities              (3,045)          (589)         (862)
                                       ----------     ----------    ----------
    Net cash provided from (used for)
     operating activities                 263,968         (8,370)       49,683

Investing activities:
  Acquisitions of businesses, net of
   cash acquired                                -       (160,241)       (7,147)
  Additions to property, plant and
   equipment                              (15,619)       (18,493)      (22,647)
  Proceeds from sale of property,
   plant and equipment                          8            238            52
  Increase in other long-term assets       (7,824)        (4,867)       (2,417)
                                       ----------     ----------    ----------
    Net cash used for investing
     activities                           (23,435)      (183,363)      (32,159)

Net cash provided from discontinued
 operations                                     -              -         2,015

Financing activities:
  Net borrowings (repayments) under
   revolving credit facility              (65,200)        65,200        (5,000)
  Proceeds from issuance of long-term
   debt                                         -        140,000        30,913
  Repayment of long-term debt            (144,134)        (8,908)     (124,595)
  Debt issuance costs                           -         (1,183)         (795)
  Proceeds from Common Stock offering           -              -        93,736
  Costs of Common Stock offering                -              -          (334)
  Proceeds from exercise of stock
   options                                  2,254            480           360
  Dividends paid                           (5,777)        (5,735)       (5,392)
                                       ----------     ----------    ----------
    Net cash provided from (used for)
     financing activities                (212,857)       189,854       (11,107)

  Effect of exchange rate changes on
   cash                                     1,051           (378)            -
                                       ----------     ----------    ----------
  Increase (decrease) in cash and
   cash equivalents                        28,727         (2,257)        8,432
  Cash and cash equivalents at
   beginning of year                       11,312         13,569         5,137
                                       ----------     ----------    ----------
  Cash and cash equivalents at end
   of year                             $   40,039     $   11,312    $   13,569
                                       ==========     ==========    ==========

Supplemental disclosures:
  Cash paid for interest (net of
   amount capitalized)                 $   20,964     $   20,068    $   22,148
  Cash paid for income taxes               49,813         17,959        22,438

                             See accompanying notes.

                            OSHKOSH TRUCK CORPORATION

                   Notes to Consolidated Financial Statements
                               September 30, 2002
               (In thousands, except share and per share amounts)

1.   Summary of Significant Accounting Policies

     Operations - Oshkosh Truck Corporation, with its wholly-owned subsidiaries (the "Company"), is a leading manufacturer of a wide variety of specialized trucks and truck bodies predominately for the U.S. and European markets. "Oshkosh" refers to Oshkosh Truck Corporation, not including its subsidiaries. The Company sells its products into three principal truck markets - commercial, fire and emergency and defense. The Company's commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. ("McNeilus"), Viking Truck and Equipment, Inc. ("Viking"), Geesink Group B.V., Norba A.B. and Geesink Norba Limited and their wholly-owned subsidiaries (together, the "Geesink Norba Group") and the commercial division of Oshkosh. The Company's fire and emergency business is principally conducted through its wholly-owned subsidiary, Pierce Manufacturing Inc. ("Pierce"), the airport products division of Oshkosh and the Company's wholly-owned subsidiaries, Kewaunee Fabrications, LLC ("Kewaunee") and Medtec Ambulance Corporation ("Medtec"). The defense business is conducted through the operations of Oshkosh. McNeilus is one of two general partners in Oshkosh/McNeilus Financial Services Partnership ("OMFSP"), which provides lease financing to the Company's customers. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and accordingly, the Company accounts for its equity interest in OMFSP of 54% at September 30, 2002 and 52% at September 30, 2001, under the equity method.

     Principles of Consolidation and Presentation - The consolidated financial statements include the accounts of Oshkosh and all of its wholly-owned subsidiaries and are prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). The Company records its interest in OMFSP under the equity method. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, consisting principally of short-term commercial paper, time deposits and money market instruments, totaled $32,458 and $3,770 at September 30, 2002 and 2001, respectively. The cost of these securities approximates fair value due to the short-term nature of the investments.

     Receivables - Receivables consist of amounts billed and currently due from customers and unbilled costs and accrued profits related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers.

     Inventories - Approximately 85.0% and 74.3% of the Company's inventories at September 30, 2002 and 2001, respectively, were valued at the lower of cost, computed on the last-in, first-out ("LIFO") method, or market. The remaining inventories are valued at the lower of cost, computed on the first-in, first-out ("FIFO") method, or market. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $13,251 and $12,619 at September 30, 2002 and 2001, respectively.

     Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets using accelerated and straight-line methods. The estimated useful lives range from 10 to 50 years for buildings and improvements, from 4 to 25 years for machinery and equipment and from 3 to 10 years for capitalized software and related costs. Depreciation expense was $17,527, $15,510 and $12,200 in fiscal 2002, 2001 and 2000, respectively. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company capitalized interest of $173 and $270 in fiscal 2001 and 2000, respectively. There was no capitalized interest in fiscal 2002. Equipment on operating lease to others represents the cost of vehicles sold to customers for which the Company has guaranteed the residual value. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic life of 10 years. Cost less accumulated depreciation for equipment on operating lease at September 30, 2002 and 2001 was $7,497 and $9,703, respectively.

     Other Long-Term Assets - Other long-term assets include deferred financing costs, which are amortized using the interest method over the term of the debt, prepaid funding of pension costs and certain investments. Amortization expense was $1,848, $812 and $859 in fiscal 2002, 2001 and 2000, respectively.

     Impairment of Long-Lived Assets - Property, plant and equipment and other long-term assets (including amortizable intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 also supercedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is intended to establish one accounting model for long-lived assets to be disposed of by sale and to address significant implementation issues of SFAS No. 121. The Company adopted SFAS No. 144 effective October 1, 2001. Adoption of SFAS No. 144 did not have a material effect on the Company's financial condition, results of operations or cash flows.

     Floor Plan Notes Payable - Floor plan notes payable represent liabilities related to the purchase of commercial truck chassis upon which the Company mounts its manufactured rear-discharge concrete mixers, refuse bodies, ambulance packages and certain fire apparatus. Floor plan notes payable are non-interest bearing for terms ranging from 90 to 180 days and must be repaid upon the sale of the vehicle to a customer. The Company's practice is to repay all floor plan notes for which the non-interest bearing period has expired without sale of the vehicle to a customer.

     Customer Advances - Customer advances principally represent amounts received in advance of the completion of fire and emergency and commercial vehicles. Most of these advances bear interest at variable rates approximating the prime rate. Advances also include any performance-based payments received from the U.S. Department of Defense ("DoD") in excess of the value of related inventory. Advances from the DoD are non-interest bearing. See discussion on performance-based payments that follows.

     Performance-Based Payments - The Company's five-year contracts with the DoD to deliver heavy-payload vehicles (Family of Heavy Tactical Vehicle or "FHTV"), and medium-payload vehicles (Medium Tactical Vehicle Replacement or "MTVR") include requirements for "performance-based payments." The performance-based payment provisions in the contracts require the DoD to pay the Company based on the completion of certain pre-determined events in connection with the production of vehicles under these contracts. Performance-based payments received are first applied to reduce outstanding receivables for units accepted, with any remaining amount shown as a contra-inventory amount, to the extent of FHTV and MTVR inventory on hand. Amounts received in excess of FHTV and MTVR receivables and inventory are included in liabilities as customer advances.

     Guaranteed Residual Value Obligations and Deferred Income - Prior to acquisition, the Company's wholly-owned subsidiary, Viking, entered into "sales" transactions with customers that provided for residual value guarantees. In accordance with SFAS No. 13 "Accounting For Leases," these transactions have been recorded as operating leases. Net proceeds received in connection with the initial transactions have been recorded as residual value liabilities to the extent of Viking's guarantee. Proceeds received in excess of the guarantee amount have been recorded as deferred income and are being accreted to income on a straight-line basis over the period to the first exercise date of the guarantee. Amounts outstanding at September 30, 2002 and 2001 and included in other liabilities were:
                                                  September 30, 2002
                                          Current     Long-Term      Total
                                          -------     ---------     -------
Deferred revenue                          $ 1,112      $   607      $ 1,719
Residual value guarantees                   1,635        4,398        6,033
                                          -------     ---------     -------
                                          $ 2,747      $ 5,005      $ 7,752
                                          =======     =========     =======

                                                  September 30, 2001
                                          Current     Long-Term      Total
                                          -------     ---------     -------
Deferred revenue                          $ 1,276      $ 1,719      $ 2,995
Residual value guarantees                     981        6,033        7,014
                                          -------     ---------     -------
                                          $ 2,257      $ 7,752      $10,009
                                          =======     =========     =======

     Residual value guarantees are first exercisable by the customer as follows:
2003 - $1,635; 2004 - $4,090; 2005 - $308.

     Net Sales - Net sales (other than sales under long-term, fixed-priced production contracts - see "Revenue Recognition and Long-Term Contracts" which follows) includes amounts invoiced to the Company's customers net of any amounts invoiced for taxes imposed on the customer such as excise or value-added taxes.

     Revenue Recognition and Long-Term Contracts - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, which deals with revenue recognition issues, excluding revenue accounted for using the percentage-of-completion method. The Company adopted SAB No. 101 (as modified by SAB No. 101A and 101B) in the fourth quarter of fiscal 2001. The adoption of SAB No. 101 did not have a significant effect on the Company's financial condition, results of operations or cash flows.

     In conformity with SAB No. 101, revenue is recognized and earned when all of the following circumstances are satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured, and delivery has occurred or services have been rendered. Sales under fixed-price defense contracts generally are recorded using the percentage-of -completion method of accounting. Sales and anticipated profits under the MTVR long-term fixed-price production contract are recorded on a percentage-of-completion basis, generally using units accepted as the measurement basis for effort accomplished. Estimated contract profits are taken into earnings in proportion to recorded sales based on estimated average cost determined using total contract units under order (including exercised options of 737) of 6,403, of which 3,264 units have been completed as of September 30, 2002.

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

     Margins recorded on the MTVR contract are subject to change based on a number of factors, including actual cost performance and product warranty experience compared to estimated amounts and changes or contract modifications agreed to by the Company and its customer. In fiscal 2002, the Company increased the margin percentage recognized on the MTVR contract by one percentage point to 4.3% as a result of a contract modification and favorable cost performance compared to estimates. This change in estimate increased fiscal 2002 operating income by $4,264, net income by $3,000 and earnings per share by $0.17, including $1,658, $1,044 and $0.06, respectively, relating to prior year revenues.

     The Company has targeted higher margins on the MTVR contract by initiating actions to negotiate contract modifications and reduce contract costs. Should the Company be successful with respect to these actions, the Company estimates a one percentage point increase in MTVR margins in fiscal 2003 including amounts related to prior year revenues would increase operating income, net income and net income per share by approximately $7,600, $4,800 and $0.27, respectively.

     Research and Development and Similar Costs - Except for certain arrangements described below, research and development costs are generally expensed as incurred and included as part of cost of sales. Research and development costs charged to expense amounted to $17,866, $14,321 and $14,137, during fiscal 2002, 2001 and 2000, respectively. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

     Warranty - Provisions for estimated warranty and other related costs are recorded in cost of sales at the time of sale and are periodically adjusted to reflect actual experience. Amounts expensed were $20,263, $12,278 and $9,648, respectively, in fiscal 2002, 2001 and 2000.

     Advertising - Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $3,001, $2,616 and $2,132 in fiscal 2002, 2001 and 2000, respectively.

     Shipping and Handling Fees and Costs - Revenue received from shipping and handling fees is reflected in net sales. Shipping fee revenue was insignificant for all periods presented. Shipping and handling costs are included in cost of sales.

     Foreign Currency Translation - The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in "accumulated other comprehensive income (loss)." The Company recorded a $1,727 foreign currency transaction gain in miscellaneous other income in fiscal 2001 related to the purchase of euros prior to the acquisition of the Geesink Norba Group in July 2001. All other foreign currency transaction gains and losses were insignificant for all years presented.

     Income Taxes - Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities using currently enacted tax rates and laws. Income taxes are provided currently on financial statement earnings of non-U.S. subsidiaries expected to be repatriated. The Company intends to determine annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations.

     Financial Instruments - Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable, accrued liabilities and variable rate debt approximated fair value as of September 30, 2002 and 2001. The fair value of the Company's $100,000, 8 3/4%, senior subordinated notes (based on published market information) was approximately $103,000 and $98,000 at September 30, 2002 and 2001, respectively.

     Concentration of Credit Risk - Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, trade accounts receivable, OMFSP leases receivable and guarantees of certain customers' obligations under deferred payment contracts and lease purchase agreements.

     The Company maintains cash and cash equivalents, and other financial instruments, with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

     Concentration of credit risk with respect to trade accounts and leases receivable is limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade and leases receivable are with the U.S. government, with companies in the ready-mix concrete industry, municipalities and with several large waste haulers in the United States. The Company does not currently foresee a significant credit risk associated with these receivables.

     Derivative Financial Instruments - As of October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No. 133). As a result of adoption of SFAS No. 133, the Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Hedge ineffectiveness was insignificant for all periods reported. Changes in fair value of derivatives not qualifying as hedges are reported in income.

     To protect against increases in cost of purchases of certain manufactured components which are payable in foreign currency over a six-month period, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its estimated cash flows associated with foreign currency payments with forward contracts.

     The Company expects to reclassify $33 of net gains on derivative instruments from accumulated other comprehensive income at September 30, 2002 to earnings during the next twelve months due to sales of inventory.

     Upon adoption of SFAS No. 133 on October 1, 2000, the Company recorded a $119 charge to cost of sales as required under the standard.

     Stock-Based Compensation - The Company measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted those provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which require disclosure of the pro forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

     Environmental Remediation Costs - The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The accruals are adjusted as further information develops or circumstances change.

     Business Combinations and Goodwill and Other Intangible Assets - Historically, the cost of goodwill and other intangible assets has been amortized to expense on a straight line basis over the estimated periods benefited, which ranged from 5 to 40 years.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001 (with early adoption allowed). Application of SFAS No. 141 was required for purchase business combinations completed after June 30, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests at least annually in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of fiscal 2002 (see Note 5).

     New Accounting Standards - In April 2002, the FASB issued SFAS No. 145 "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and amends SFAS No. 13, "Accounting for Leases," eliminating the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The Company does not expect that the adoption of this statement will have a material impact on its financial condition, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this statement will have a material impact on its financial condition, results of operations or cash flows.

     Earnings Per Share - The following table sets forth the computation of basic and diluted weighted average shares used in the per share calculations:

                                                 Fiscal Year Ended September 30,
                                                 2002         2001         2000
                                              ----------   ----------   ----------
Denominator for basic earnings per share      16,821,221   16,681,000   16,073,684
Effect of dilutive options and incentive
 compensation awards                             463,954      407,063      330,389
                                              ----------   ----------   ----------
Denominator for diluted earnings per share    17,285,175   17,088,063   16,404,073
                                              ==========   ==========   ==========

     Options to purchase 30,000 shares, 5,000 shares and 230,000 shares of Common Stock at $55.00 per share, $58.56 per share and $58.76 per share, respectively, and 70,000 shares of restricted Common Stock granted at $58.76 per share were outstanding in fiscal 2002 and options to purchase 27,000 shares at $44.00 per share and 241,500 shares at $33.125 per share were outstanding in fiscal 2001 and fiscal 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the Common Stock and, therefore, the effect would be anti-dilutive.

     Reclassifications - Certain reclassifications have been made to the fiscal 2001 and 2000 financial statements to conform to the fiscal 2002 presentation. For fiscal 2002 and 2001, the Company separately identified income taxes payable on the face of the balance sheet.

2.   Balance Sheet Information
                                                       September 30,
                 Receivables                        2002          2001
     ------------------------------------        ----------    ----------
     U.S. government:
        Amounts billed                           $  38,274     $  78,626
        Cost and profits not billed                  6,305         1,512
                                                 ---------     ---------
                                                    44,579        80,138
     Commercial customers                           97,782       126,033
     Other                                           4,906         9,062
                                                 ---------     ---------
                                                   147,267       215,233
     Less allowance for doubtful accounts           (4,558)       (3,828)
                                                 ---------     ---------
                                                 $ 142,709     $ 211,405
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
                                                       September 30,
                 Receivables                        2002          2001
     ------------------------------------        ----------    ----------
     Finished products                           $  67,147     $  64,049
     Partially finished products                    89,742       104,955
     Raw materials                                 121,596       122,484
                                                 ---------     ---------
     Inventories at FIFO cost                      278,485       291,488
     Less: Progress/performance-based payments
           on U.S. government contracts            (54,368)      (20,831)
       Excess of FIFO cost over LIFO cost          (13,251)      (12,619)
                                                 ---------     ---------
                                                 $ 210,866     $ 258,038
                                                 =========     =========

     Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

Inventory includes the following amounts related to the Company's MTVR contract:

                                                       September 30,
                                                    2002          2001
                                                 ----------    ----------
Tooling                                          $   2,050     $   3,340
Production and retrofit costs recognized
  in excess of average expected costs                3,385           262
Logistics support development costs                  2,297         3,727
Engineering                                          3,012         6,446
Test, training and other                            (1,830)          954
                                                 ---------     ---------
                                                 $   8,914     $  14,729
                                                 =========     =========

     On February 26, 1998, concurrent with the Company's acquisition of McNeilus, the Company and an unaffiliated third party, BA Leasing & Capital Corporation ("BALCAP"), formed OMFSP, a general partnership, for the purpose of offering lease financing to certain customers of the Company. Each partner contributed existing lease assets (and, in the case of the Company, related notes payable to third party lenders which were secured by such leases) to capitalize the partnership. Leases and related notes payable contributed by the Company were originally acquired in connection with the McNeilus acquisition.

     OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to certain customers of the Company. The Company sells trucks, truck bodies and concrete batch plants to OMFSP for lease to user-customers. Company sales to OMFSP were $62,860, $88,845 and $79,857 in fiscal 2002, 2001 and 2000, respectively. Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the equity portion of the cost of the new truck and batch plant purchases, and each partner is allocated its proportionate share of OMFSP cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. However, all OMFSP indebtedness is non-recourse to the Company or BALCAP.

         Summarized financial information of OMFSP as of September 30, 2002 and 2001 and for the fiscal years ended September 30, 2002, 2001 and 2000 is as follows:

                                                       September 30,
                                                    2002          2001
                                                 ----------    ----------
     Cash and cash equivalents                   $   2,037     $   2,973
     Investment in sales type leases, net          209,440       204,772
     Other assets                                      553           869
                                                 ----------    ----------
                                                 $ 212,030     $ 208,614
                                                 ==========    ==========

     Notes payable                               $ 166,442     $ 166,635
     Other liabilities                               4,146         6,211
     Partners' equity                               41,442        35,768
                                                 ----------    ----------
                                                 $ 212,030     $ 208,614
                                                 ==========    ==========

                                             Fiscal Year Ended September 30,
                                               2002        2001        2000
                                             --------    --------    --------
Interest income                              $ 16,315    $ 15,429    $ 13,132
Net interest income                             4,346       4,048       3,160
Excess of revenues over expenses                4,286       3,961       3,295

3.   Accumulated Other Comprehensive Income (Loss)

     The components of accumulated other comprehensive income (loss) are as follows:

                                                       Minimum      Derivative
                                        Currency       Pension      Financial
                                       Translation    Liability    Instruments
                                       Adjustments   Adjustments      Gains       Total
                                       -----------   -----------   -----------   --------
Balance at September 30, 2000            $      -     $       -       $   -      $      -
Currency translation adjustments            4,275             -           -         4,275
Minimum pension liability
 adjustment, net of taxes of $2,637             -        (4,490)          -        (4,490)
Change in fair value of derivatives,
 net of taxes of $7                             -             -          13            13
                                         --------     ---------       -----      --------
Balance at September 30, 2001               4,275        (4,490)         13          (202)
Currency translation adjustments           12,234             -           -        12,234
Minimum pension liability
 adjustment, net of taxes of $5,075             -        (8,640)          -        (8,640)
Gains reclassified into earnings
 from other comprehensive income,
 net of taxes of $36                            -             -         (62)          (62)
Change in fair value of derivatives,
 net of taxes of $48                            -             -          82            82
                                         --------     ---------       -----      --------
Balance at September 30, 2002            $ 16,509     $ (13,130)      $  33      $  3,412
                                         ========     =========       =====      ========

4.   Acquisitions

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

     The operating results of the Geesink Norba Group have been included in the Company's consolidated statements of income from the date of acquisition. The purchase price, including acquisition costs, was allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill. The allocation of the purchase price was adjusted in June and July 2002 upon completion of appraisals on assets acquired and finalization of certain restructuring plans. Under SFAS Nos. 141 and 142, no goodwill amortization has been recorded for the Geesink Norba Group acquisition in fiscal 2002 or 2001.

     The Company engaged a third party business valuation appraiser to value the intangible assets of the Geesink Norba Group. Gessink Norba Group's revenues are generated through an internal sales force located at Company-owned branch facilities located throughout Europe. In accordance with SFAS No. 141, no separate value has been attributed to this internal sales force intangible asset because it neither arises from contractual or legal rights, nor is it separable from the business.

     Due to the nature of the Geesink Norba Group's products, sales are to a limited number of customers that are easily identified through trade associations. Much of the Geesink Norba Group's revenue is generated from sales to municipalities, where business is awarded through publicly-announced competitive bid and proposal efforts. The Geesink Norba Group did not have any material long-term contracts with existing customers beyond amounts in its backlog at the time of acquisition that required separate valuation.

     The Company wrote-up inventory and property, plant and equipment to fair market values as of the date of the Geesink Norba Group acquisition.

     Upon acquisition of the Geesink Norba Group, the Company began to formulate a plan to transfer refuse body mounting activities from branch sales offices in Europe to Geesink Norba Group manufacturing plants. Upon finalization of this restructuring plan in fiscal 2002, the Company recorded an adjustment to goodwill of $1,171 (net of related tax benefits of $631) to record employee termination liabilities related to 123 employees. All affected employees have been notified of this action. During fiscal 2002, the Company paid $788 for employee terminations and charged this amount against the employee termination liability. The remaining liability for these costs will be paid in fiscal 2003.

     Following is a summary of the recorded fair values of the assets acquired and liabilities assumed as of the date of acquisition:

     Current assets, excluding cash of $2,044            $   62,754
     Property, plant and equipment                           16,189
     Intangible assets                                        7,761
     Goodwill                                                95,616
                                                         ----------
       Total assets acquired                                182,320
     Current liabilities                                     38,938
     Other long-term liabilities                              5,547
     Debt                                                       199
                                                         ----------
       Total liabilities assumed                             44,684
                                                         ----------
     Net assets acquired                                 $  137,636
                                                         ==========

     The valuation of intangible assets consists of $3,889 in assets subject to amortization and $3,872 assigned to trademarks not subject to amortization. The intangible assets subject to amortization consist of $3,783 in internally-developed technology with a 15 year life and $106 of non-compete agreements with a two year life. All the goodwill was assigned to the Company's commercial segment and is not deductible for local tax purposes.

     On March 6, 2001, the Company purchased certain machinery and equipment, parts inventory and certain intangible assets from TEMCO, a division of Dallas-based Trinity Industries, Inc ("TEMCO"). TEMCO, a manufacturer of concrete mixers, batch plants and concrete mixer parts, had discontinued its business. Consideration for the purchase was valued at $15,697 and included cash of $8,139 and credits to the seller valued at $7,558 for future purchases of certain concrete placement products from the Company over the six-year period ending March 5, 2007.

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

     The Geesink Norba Group, Medtec, Viking and Kewaunee acquisitions were accounted for using the purchase method of accounting and, accordingly, their respective operating results were included in the Company's consolidated statements of income beginning July 25, 2001, October 30, 2000, April 28, 2000 and November 1, 1999, respectively. The excess of the purchase price, including acquisition costs, of the Geesink Norba Group, Medtec, Viking and Kewaunee acquisitions over the estimated fair value of the assets acquired and liabilities assumed amounted to $95,616, $6,498, $2,135 and $115, respectively, which has been recorded as goodwill.

     Pro forma unaudited condensed consolidated operating results of the Company, assuming the Geesink Norba Group, Medtec, Viking and Kewaunee had been acquired as of October 1, 1999, are summarized below:

                                                 Fiscal 2001      Fiscal 2000
                                                 -----------      -----------
Net sales                                        $ 1,546,996      $ 1,459,418
Income before extraordinary charge                    51,613           45,996
Net income                                            51,613           47,191
Earnings per share:
  Before extraordinary charge                    $      3.09      $      2.86
  Net income                                            3.09             2.94
Earnings per share assuming dilution:
  Before extraordinary charge                    $      3.02      $      2.81
  Net income                                            3.02             2.88

5.   Goodwill and Purchased Intangible Assets

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires goodwill to be tested for impairment periodically, or more frequently under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company elected to adopt early the standard effective the beginning of fiscal 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill totaling $301,555 as of the beginning of fiscal 2002, including the following purchased intangible assets that were subsumed into goodwill (net of related deferred income tax liabilities of $6,019): $2,922 of assembled workforce intangible assets, $2,680 of going concern/immediate use intangible assets and $9,832 of internal sales force intangible assets. Due to indefinite lives, the Company also ceased amortizing trade names totaling $5,402 as of the beginning of fiscal 2002. The following table presents the impact of SFAS No. 142 on net income and net income per share had the new standard been in effect for the years ended September 30, 2001 and 2000:

                                                       Fiscal Year Ended
                                                         September 30,
                                                  2002       2001        2000
                                                --------   --------    --------
Reported net income                             $ 59,598   $ 50,864    $ 49,703
Adjustments:
  Amortization of goodwill                             -      6,149       5,491
  Amortization of assets previously classified
   as purchased intangible assets:
    Assembled workforce                                -        653         653
    Internal sales force                               -        270         270
    Going concern/immediate use                        -         75          75
  Amortization of trade names                          -         40          40
  Income tax effect                                    -       (529)       (391)
                                                --------   --------    --------
  Net adjustments                                      -      6,658       6,138
                                                --------   --------    --------
Adjusted net income                             $ 59,598   $ 57,522    $ 55,841
                                                ========   ========    ========
Net income per share:
  As reported                                   $   3.54   $   3.05    $   3.09
  As adjusted                                       3.54       3.45        3.47
Net income per share assuming dilution:
  As reported                                       3.45       2.98        3.03
  As adjusted                                       3.45       3.37        3.40

     There was no impairment of goodwill upon adoption of SFAS No. 142, nor upon the Company's subsequent testing conducted in the fourth quarter of fiscal 2002. The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company expects that it will perform future annual tests for impairment in its fourth fiscal quarter. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     The following tables present details of the Company's total purchased intangible assets:
                                             September 30, 2002
                             ---------------------------------------------------
                               Weighted                 Accumulated
                             Average Life     Gross     Amortization      Net
                             ------------   ---------   ------------   ---------
                                (Years)
Amortizable:
  Distribution network           40.0       $  53,000     $ (7,988)    $  45,012
  Non-compete                    14.5          40,120      (12,350)       27,770
  Technology-related             17.8          20,554       (4,070)       16,484
  Other                           9.9          10,313         (979)        9,334
                                            ---------     --------     ---------
                                 25.5         123,987      (25,387)       98,600
Non-amortizable tradenames                      5,716            -         5,716
                                            ---------     --------     ---------
      Total                                 $ 129,703     $(25,387)    $ 104,316
                                            =========     ========     =========

                                               September 30, 2001
                                 -----------------------------------------------
                                  Average               Accumulated
                                   Life       Gross     Amortization      Net
                                 --------   ---------   ------------   ---------
                                  (Years)
Amortizable:
   Distribution network            40.0     $  53,000     $ (6,664)    $  46,336
   Non-compete                     14.5        40,106       (9,400)       30,706
   Technology-related              17.9        20,247       (2,867)       17,380
   Assembled workforce             11.3         5,600       (2,678)        2,922
   Internal sales force            40.0        10,800         (968)        9,832
   Going concern/immediate use     40.0         3,000         (320)        2,680
   Tradenames                      22.1         5,603         (201)        5,402
   Other                           15.0         9,944         (415)        9,529
                                            ---------     --------     ---------
      Total                                 $ 148,300     $(23,513)    $ 124,787
                                            =========     ========     =========

     The Company engaged third-party business appraisers to determine the fair value of the intangible assets in connection with the Company's larger acquisitions - specifically the acquisitions of Pierce in fiscal 1996, McNeilus in fiscal 1998 and the Geesink Norba Group in fiscal 2001. A 40-year life was assigned to the value of the Pierce distribution network ($53,000). The Company believes Pierce maintains the largest North American fire apparatus distribution network and has exclusive contracts with each distributor related to the fire apparatus product offerings manufactured by Pierce. The useful life of the Pierce distribution network was based on a historical turnover analysis. Non-compete intangible asset lives are based on terms of the applicable agreements. The allocation of purchase price for the Geesink Norba Group acquisition at September 30, 2001 was tentative pending finalization of certain restructuring plans and receipt of certain appraisal valuations, which were finalized in fiscal 2002.

     Total amortization expense recorded was $6,017, $12,175 and $11,159 in fiscal 2002, 2001 and 2000, respectively. The estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2002, are as follows: 2003 - $6,389; 2004 - $6,295; 2005 - $6,250; 2006 -
$6,029 and 2007 - $5,895.

     The following table presents the changes in goodwill during fiscal 2002 allocated to the reportable segments:

                             Balance at                           Balance at
Segment                  September 30, 2001    Adjustments    September 30, 2002
-------                  ------------------    -----------    ------------------
Commercial                   $ 194,963          $ 24,412          $ 219,375
Fire and emergency              97,177             2,165             99,342
                             ---------          --------          ---------
   Total                     $ 292,140          $ 26,577          $ 318,717
                             =========          ========          =========

     The adjustments in fiscal 2002 included $8,073 resulting from currency translation adjustments, certain adjustments to goodwill to reflect the finalization of appraisals and restructuring plans relative to the Geesink Norba Group acquisition aggregating $9,403, including deferred tax liabilities of $1,255, a $314 reduction due to income tax recoveries and reclassification of the net book value of recorded assets subsumed into goodwill upon adoption of SFAS No. 142, including: assembled workforce assets of $2,922, going-concern/immediate use assets of $2,680 and internal sales force assets of $9,832, net of related deferred tax liabilities of $6,019. The internal sales force assets subsumed into goodwill neither arose from contractual or other legal rights nor were such assets separable.

6. Revolving Credit Facility, Long-Term Debt and Extraordinary Charge for Early Retirement of Debt

     The Company's amended senior credit facility is comprised of a $60,000 Term Loan A, with balances outstanding of $36,000 and $52,000 at September 30, 2002 and 2001, respectively, and a $170,000 revolving credit facility ($0 and $65,200 outstanding at September 30, 2002 and 2001, respectively), both of which mature in January 2006. Term Loan A requires principal payments of $6,000 in fiscal 2003, $14,000 in both fiscal 2004 and fiscal 2005, with the balance of $2,000 payable in fiscal 2006. Principal payments are due in quarterly installments. The amended senior credit facility also contains a $140,000 Term Loan B, which matures in January 2007, with balances outstanding of $12,000 and $139,650 at September 30, 2002 and 2001, respectively. Term Loan B was retired in October 2002.

     The Company recorded an after-tax extraordinary charges of $581 and $239 in fiscal 2000 to record the write-off of deferred financing costs related to the prepayment of $93,500 of debt from proceeds of a Common Stock offering (see Note
9) and the prepayment of $30,413 of debt in connection with the amendment and restatement of its senior credit facility, respectively.

     At September 30, 2002, outstanding letters of credit of $14,651 reduced available capacity under the Company's revolving credit facility to $155,349.

     Interest rates on borrowings under the Company's senior credit facility are variable and are equal to the "Base Rate" (which is equal to the higher of a bank's reference rate and the federal funds rate plus 0.5%) or the "IBOR Rate" (which is a bank's inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin 1.00%, 1.00% and 2.50% for IBOR Rate loans under the Company's revolving credit facility, Term Loan A and Term Loan B, respectively, as of September 30, 2002. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rates on borrowings outstanding at September 30, 2002 were 2.82% and 4.32% for Term Loans A and B, respectively. There were no outstanding borrowings on the revolving credit facility at September 30, 2002.

     The Company is charged a 0.20% annual fee with respect to any unused balance under its revolving credit facility, and a 1.875% annual fee with respect to any letters of credit issued under the revolving credit facility. These fees are subject to adjustment if certain financial criteria are met.

     Substantially all the domestic tangible and intangible assets of the Company and its subsidiaries (including the stock of certain subsidiaries) are pledged as collateral under the Company's amended senior credit facility. Among other restrictions, the amended senior credit facility: (1) limits payments of dividends and purchases of the Company's stock, (2) requires that certain financial ratios be maintained at prescribed levels; (3) restricts the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limits investments, dispositions of assets and guarantees of indebtedness. The Company believes that such limitations should not impair its future operating activities.

     The Company has outstanding $100,000 of 8 3/4% Senior Subordinated Notes due March 1, 2008 ("Senior Subordinated Notes"). The indenture governing the terms of the Senior Subordinated Notes contains customary affirmative and negative covenants. The Company is in compliance with these covenants at September 30, 2002. In addition to the Company, certain of the Company's subsidiaries fully, unconditionally, jointly and severally guarantee the Company's obligations under the Senior Subordinated Notes (see Note 17). The Senior Subordinated Notes are not redeemable by the Company prior to March 1, 2003. Thereafter, the Senior Subordinated Notes are redeemable at a premium during the twelve month period ending March 1, as follows: 2004 - 4.375%; 2005 - 2.917%; and 2006 - 1.458%. The Senior Subordinated Notes are redeemable at par after March 1, 2006.

     McNeilus has unsecured notes payable to several of its former shareholders aggregating $1,812 at September 30, 2002 and $2,052 at September 30, 2001. Interest rates on these notes range from 5.7% to 8.0% with annual principal and interest payments ranging from $21 to $155 with maturities through October 2033. Debt at September 30, 2001 of $186 was assumed as part of the Viking acquisition. This debt matured in fiscal 2002. The Geesink Norba Group had debt of $146 and $192 at September 30, 2002 and September 30, 2001, respectively, which was assumed as part of the acquisition. This debt matures in March 2008 with interest at 6.75%.

     The aggregate annual maturities of long-term debt for the five years succeeding September 30, 2002, are as follows: 2003 - $18,245; 2004 - $14,221;
2005 - $14,068; 2006 - $2,070 and 2007 - $72.

7.   Income Taxes

     Pre-tax income from continuing operations for the fiscal years ended September 30 was taxed in the following jurisdictions:

                                      Fiscal Year Ended September 30,
                                        2002        2001        2000
                                      -------     -------     -------
     Domestic                         $81,724     $77,558     $78,649
     Foreign                            7,733       1,255           -
                                      -------     -------     -------
                                      $89,457     $78,813     $78,649
                                      =======     =======     =======

     Significant components of the provision (credit) for income taxes are as follows:

                                                 Fiscal Year Ended September 30,
                                                   2002        2001        2000
                                                 -------     -------     -------
Allocated to Income from Continuing
 Operations Before Equity in Earnings
 of Unconsolidated Partnership
    Current:
     Federal                                     $29,021     $28,857     $26,021
     Foreign                                         975         439           -
     State                                         4,187       2,762       3,048
                                                 -------     -------     -------
       Total current                              34,183      32,058      29,069
    Deferred
     Federal                                      (1,874)     (2,402)      1,935
     Foreign                                         444         201           -
     State                                          (468)       (496)        342
                                                 -------     -------     -------
       Total deferred                             (1,898)     (2,697)      2,277
                                                 -------     -------     -------
                                                 $32,285     $29,361     $31,346
                                                 =======     =======     =======
Allocated to Other Comprehensive Income
 Deferred federal and state                      $(4,884)    $(2,630)    $     -
                                                 =======     =======     =======

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                 Fiscal Year Ended September 30,
                                                   2002        2001        2000
                                                 -------     -------     -------
Effective Rate Reconciliation
  U.S. federal tax rate                           35.0%       35.0%       35.0%
  Goodwill amortization                              -         2.6         2.5
  State income taxes, net                          2.2         2.1         2.8
  Settlement of tax audits                        (1.0)       (1.8)          -
  Foreign sales corporation                       (0.4)       (0.8)       (0.6)
  Other, net                                       0.3         0.2         0.2
                                                  ----        ----        ----
                                                  36.1%       37.3%       39.9%
                                                  ====        ====        ====

     Deferred income tax assets and liabilities are comprised of the following:

                                                            September 30,
                                                          2002        2001
                                                        --------    --------
Deferred Tax Assets and Liabilities
Deferred tax assets:
  Other current liabilities                             $ 10,795    $  9,355
  Other long-term liabilities                             13,845       9,436
  Inventories                                              6,535           -
  Accrued warranty                                         8,072       6,235
  Payroll-related obligations                              5,145       3,524
  Excess foreign tax credit                                1,419           -
  Other                                                      404         598
                                                        --------    --------
     Total deferred tax assets                            46,215      29,148
Deferred tax liabilities:
  Intangible assets                                       22,175      28,273
  Investment in unconsolidated partnership                18,489      10,024
  Property, plant and equipment                           14,322       9,602
  Inventories                                                  -       4,509
  Other long-term assets                                   1,546       1,078
  Other                                                    1,559         274
                                                        --------    --------
     Total deferred tax liabilities                       58,091      53,760
                                                        --------    --------
Net deferred tax liability                               (11,876)    (24,612)
Valuation allowance on excess foreign tax credit          (1,419)          -
                                                        --------    --------
      Net deferred tax liability                        $(13,295)   $(24,612)
                                                        ========    ========

     The net deferred tax liability is classified in the consolidated balance sheet as follows:

                                                            September 30,
                                                          2002        2001
                                                        --------    --------
Current net deferred tax asset                          $ 26,008    $ 15,722
Non-current net deferred tax liability                   (39,303)    (40,334)
                                                        --------    --------
                                                        $(13,295)   $(24,612)
                                                        ========    ========

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $6,400 and $800 at September 30, 2002 and 2001, respectively. Because the Company plans on distributing those earnings in the form of dividends, or otherwise, the Company has provided for U.S. income taxes, net of any foreign tax credits, on these foreign earnings.

8.   Employee Benefit Plans

     The Company and certain of its subsidiaries sponsor multiple defined benefit pension plans and postretirement benefit plans covering certain Oshkosh and Pierce employees and certain Oshkosh and Kewaunee retirees and their spouses, respectively. The pension plans provide benefits based on compensation, years of service and date of birth. The postretirement benefit plans provide health benefits based on years of service and date of birth. The Company's policy is to fund the pension plans in amounts that comply with contribution limits imposed by law. Requirements of the Company's postretirement benefit plans are funded as benefit payments are made. Details regarding the Company's defined benefit pension plans and postretirement benefit plans and amounts recorded in the consolidated financial statements are as follows:

                                                                     Pension Benefits       Postretirement Benefits
                                                                    2002          2001         2002         2001
                                                                  ---------    ---------    ---------    ---------
Change in benefit obligation
   Benefit obligations at October 1                               $ 51,636     $ 45,392     $ 10,541     $  9,883
   Service cost                                                      2,524        1,861          468          421
   Interest cost                                                     4,269        3,654          772          678
   Actuarial (gains) losses                                          6,516        2,278          497          (15)
   Plan amendments                                                   4,959           --           --           --
   Benefits paid by the Company                                         --           --         (489)        (426)
   Benefits paid from plan assets                                   (1,616)      (1,549)          --           --
                                                                  --------     --------     --------     --------
   Benefit obligation at September 30                             $ 68,288     $ 51,636     $ 11,789     $ 10,541
                                                                  ========     ========     ========     ========
Change in plan assets
   Fair value of plan assets at October 1                         $ 42,533     $ 51,874     $     --     $     --
   Actual return on plan assets                                     (5,211)      (9,841)          --           --
   Company contributions                                             9,416        2,049          489          426
   Benefits paid from plan assets                                   (1,616)      (1,549)          --           --
   Benefits paid by the Company                                         --           --         (489)        (426)
                                                                  --------     --------     --------     --------
   Fair value of plan assets at September 30                      $ 45,122     $ 42,533     $     --     $     --
                                                                  ========     ========     ========     ========
Reconciliation of funded status
   Funded status of plan - over (under) funded                    $(23,166)    $ (9,103)    $(11,789)    $(10,541)
   Unrecognized net actuarial (gains) losses                        30,078       13,653       (1,933)      (2,517)
   Unrecognized transition asset                                      (257)        (324)          --           --
   Unamortized prior service cost                                    6,057        1,520           --           --
                                                                  --------     --------     --------     --------
   Prepaid (accrued) benefit cost                                 $ 12,712     $  5,746     $(13,722)    $(13,058)
                                                                  ========     ========     ========     ========
Recognized in consolidated balance sheet at September 30
   Prepaid benefit cost recorded in other long-term assets        $   --       $  1,024     $     --     $     --
   Intangible assets included in other long-term assets              6,057        1,495           --           --
   Accrued benefit cost recorded in other long-term liabilities    (14,187)      (3,900)     (13,722)     (13,058)
   Accumulated other comprehensive loss                             20,842        7,127           --           --
                                                                  --------     --------     --------     --------
   Prepaid (accrued) benefit cost                                 $ 12,712     $  5,746     $(13,722)    $(13,058)
                                                                  ========     ========     ========     ========
Weighted-average assumptions as of September 30
   Discount rate                                                      7.00%        7.50%        7.00%        7.50%
   Expected return on plan assets                                     8.75         9.25          n/a          n/a
   Rate of compensation increase                                      4.50         4.50          n/a          n/a

                                                            Pension Benefits                    Postretirement Benefits
                                                      Fiscal Year Ended September 30,        Fiscal Year Ended September 30,
                                                      2002         2001        2000           2002        2001         2000
                                                      ----         ----        ----           ----        ----         ----
Components of net periodic benefit cost
   Service cost                                     $ 2,524      $ 1,861      $ 1,741      $   468      $   421      $   349
   Interest cost                                      4,269        3,654        3,203          772          678          694
   Expected return on plan assets                    (4,779)      (4,605)      (4,023)          --           --           --
   Amortization of prior service cost                   422          131          131           --           --           --
   Amortization of transition asset                     (67)         (67)         (67)          --           --           --
   Amortization of net actuarial (gains) losses          81           --           --          (88)        (152)        (111)
                                                    -------      -------      -------      -------      -------      -------
   Net periodic benefit cost                        $ 2,450      $   974      $   985      $ 1,152      $   947      $   932
                                                    =======      =======      =======      =======      =======      =======

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 9.5% in fiscal 2002, declining to 5.5% in fiscal 2011. If the health care cost trend rate was increased by 1%, the accumulated postretirement benefit obligation at September 30, 2002 would increase by $842 and net periodic postretirement benefit cost for fiscal 2002 would increase by $125. A corresponding decrease of 1% would decrease the accumulated postretirement benefit obligation at September 30, 2002 by $763 and net periodic postretirement benefit cost for fiscal 2002 would decrease by $112.

     As part of the Company's acquisition of the Geesink Norba Group, the Company agreed to establish a retirement plan for employees of a subsidiary in the United Kingdom. Previously, employees of this subsidiary participated in the defined benefit retirement plan of the subsidiary's former parent company. During fiscal 2002, the Company established a defined benefit retirement plan for certain employees of this subsidiary in the United Kingdom. Participation in the defined benefit plan is limited to those employees that agree to transfer plan assets from the existing plan of the former parent company to the Company's new plan. The Company expects that any such transfer would take place in fiscal 2003.

     The Company maintains supplemental executive retirement plans ("SERPs") for certain executive officers of the Company and its subsidiaries that are unfunded. Expense related to the plans of $664, $531 and $409 was recorded in fiscal 2002, 2001 and 2000, respectively. Amounts accrued as of September 30, 2002 and 2001 related to the plans were $3,286 and $2,650, respectively.

     The Company has defined contribution 401(k) plans covering substantially all employees. The plans allow employees to defer 2% to 19% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions which are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for Company matching contributions were $2,451, $2,243 and $2,120 in fiscal 2002, 2001 and 2000, respectively.

9.   Shareholders' Equity

     On February 1, 1999, the Board of Directors of the Company adopted a shareholder rights plan and declared a rights dividend of two-thirds of one Preferred Share Purchase Right ("Right") for each share of Common Stock and 40/69 of one Right for each share of Class A Common Stock outstanding on February 8, 1999, and provided that two-thirds of one Right and 40/69 of one Right would be issued with each share of Common Stock and Class A Common Stock, respectively, thereafter issued. The Rights are exercisable only if a person or group acquires 15% or more of the Common Stock and Class A Common Stock or announces a tender offer for 15% or more of the Common Stock and Class A Common Stock. Each Right entitles the holder thereof to purchase from the Company one one-hundredth share of the Company's Series A Junior Participating Preferred Stock at an initial exercise price of $145 per one one-hundredth of a share (subject to adjustment), or upon the occurrence of certain events, Common Stock or common stock of an acquiring company having a market value equivalent to two times the exercise price. Subject to certain conditions, the Rights are redeemable by the Board of Directors for $.01 per Right and are exchangeable for shares of Common Stock. The Board of Directors is also authorized to reduce the 15% thresholds referred to above to not less than 10%. The Rights have no voting power and initially expire on February 1, 2009.

     The Company has a stock restriction agreement with two shareholders owning the majority of the Class A Common Stock. The agreement is intended to allow for an orderly transition of Class A Common Stock into Common Stock. The agreement provides that at the time of death or incapacity of the survivor of them, the two shareholders will exchange all of their Class A Common Stock for Common Stock. At that time, or at such earlier time as there are no more than 150,000 shares of Class A Common Stock issued and outstanding, the Company's Articles of Incorporation provide for a mandatory conversion of all Class A Common Stock into Common Stock.

     Each share of Class A Common Stock is convertible into Common Stock on a one-for-one-basis. During fiscal 2002 and 2001, 1,580 and 4,008 shares of Class A Common Stock were converted into Common Stock. As of September 30, 2002, 416,619 shares of Common Stock are reserved for issuance upon the conversion of Class A Common Stock.

     In July 1995, the Company authorized the buyback of up to 1,500,000 shares of the Company's Common Stock. As of September 30, 2002 and 2001, the Company had purchased 692,302 shares of its Common Stock at an aggregate cost of $6,551.

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

     The holders of Common Stock are entitled to receive a liquidation preference of $5.00 per share before any payment or distribution to holders of the Class A Common Stock. Thereafter, holders of the Class A Common Stock are entitled to receive $5.00 per share before any further payment or distribution to holders of the Common Stock. Thereafter, holders of the Class A Common Stock and Common Stock share on a pro rata basis in all payments or distributions upon liquidation, dissolution or winding up of the Company.

     On November 24, 1999, the Company completed the offer and sale of 3,795,000 shares of its Common Stock at $26.00 per share. Proceeds from the offering, net of underwriting discounts and commissions, totaled $93,736 with $93,500 used to repay indebtedness under the Company's senior credit facility (see Note 6).

10.  Stock Options, Restricted Stock and Common Stock Reserved

     The Company has reserved 1,833,377 shares of Common Stock at September 30, 2002 to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards and 416,619 shares of Common Stock at September 30, 2002 to provide for conversion of Class A Common Stock to Common Stock, for a total of 2,249,996 shares of Common Stock reserved. Under the 1990 Incentive Stock Plan, as amended (the "Plan"), officers, other key employees and directors may be granted options to purchase shares of the Company's Common Stock at not less than the fair market value of such shares on the date of grant. Participants may also be awarded grants of restricted stock under the Plan. The Plan expires on September 19, 2010. Options become exercisable ratably on the first, second and third anniversary of the date of grant. Options to purchase shares expire not later than ten years and one month after the grant of the option.

     In fiscal 2002, the Company granted certain officers 70,000 shares of restricted Common Stock under the Plan. Shares were valued at $4,113 upon issuance and vest in fiscal 2008 after a six-year retention period. The Company has recorded the issuance of the restricted stock as unearned compensation and will amortize to expense the grant-date value of the restricted stock ($27 expensed in fiscal 2002) on a straight-line basis over the six-year service period. Unearned compensation has been reflected as a reduction in shareholders' equity.

     The following table summarizes option activity under the Plan for the three-year period ended September 30, 2002.

                                               Number of      Weighted-Average
                                                Options        Exercise Price
                                                -------        --------------
Options outstanding September 30, 1999         1,076,555         $   15.47
   Options granted                               265,500             32.75
   Options exercised                             (43,002)             8.39
   Options forfeited                              (3,500)            12.30
                                               ---------
Options outstanding September 30, 2000         1,295,553             19.26
   Options granted                               260,000             39.62
   Options exercised                             (47,275)            10.15
   Options forfeited                                  --                --
                                               ---------
Options outstanding September 30, 2001         1,508,278             23.05
   Options granted                               265,000             58.33
   Options exercised                            (194,976)            11.56
   Options forfeited                                  --                --
                                               ---------         ---------
Options outstanding September 30, 2002         1,578,302         $   30.40
                                               =========         =========

     Exercisable stock options and related weighted-average exercise price as of September 30, 2002, 2001 and 2000 were as follows: 1,051,469 at $21.64 per share, 1,001,113 at $16.56 per share and 688,193 at $13.54 per share, respectively.

     Stock options outstanding and exercisable as of September 30, 2002 were as follows:

                                                    Options Outstanding                     Options Exercisable
                                              -------------------------------------    -----------------------------------
                         Weighted Average      Number of           Weighted Average     Number of        Weighted Average
    Price Range          Contractual Life       Options             Exercise Price       Options          Exercise Price
    -----------          ----------------       -------             --------------       -------          --------------
$7.25 - $11.17               3.4 Years           222,802              $  8.98             222,802             $  8.98
$12.75 - $15.75              5.9 Years           355,000                14.77             355,000               14.77
$25.17 - $33.13              7.6 Years           475,500                31.49             387,000               31.20
$39.11 - $44.00              9.0 Years           260,000                39.62              86,667               39.62
$55.00 - $58.76             10.0 Years           265,000                58.33                  -                    -
                                               ---------                                ---------
                                               1,578,302              $ 30.40           1,051,469             $ 21.64
                                               =========              =======           =========             =======

     Shares available for grant at September 30, 2002 were 255,075.

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

                                            Fiscal Year Ended September 30,
                                              2002       2001       2000
                                              ----       ----       ----
     Pro forma:
        Net income                          $56,725     $48,971    $48,387
        Per share:
           Net income                          3.37        2.94       3.01
           Net income assuming dilution        3.28        2.87       2.95

     During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock option grants subsequent to September 30, 1995. Therefore, the pro forma amounts may not be indicative of the effects of compensation cost on net earnings and earnings per share in future years. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.30% in 2002, 3.88% in 2001 and 5.99% in 2000; dividend yields of 0.59% in 2002, 0.87% in 2001 and
1.05% in 2000; expected common stock market price volatility factor of .310 in 2002, .328 in 2001 and .325 in 2000; and a weighted-average expected life of the options of six years. The weighted-average fair value of options granted in 2002, 2001, and 2000 was $19.88, $14.06 and $12.64 per share, respectively.

11.  Operating Leases

     Total rental expense for plant and equipment charged to operations under noncancelable operating leases was $4,579, $2,775 and $1,723 in fiscal 2002, 2001 and 2000, respectively. Minimum rental payments due under operating leases for subsequent fiscal years are: 2003 - $5,186; 2004 - $4,296; 2005 - $3,050;
2006 - $2,393; 2007 - $1,911 and $8,079 thereafter. Minimum rental payments include approximately $1,000 due annually under variable rate leases. Payments are adjusted based on changes to the one-month LIBOR rate (1.81% at September 30, 2002).

12.  Contingencies, Significant Estimates and Concentrations

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

     As to one such Superfund site, Pierce is one of 393 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently, a report of the remedial investigation/ feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at September 30, 2002. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company's final share of liability.

     The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the Company at September 30, 2002. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

     In connection with the acquisition of the Geesink Norba Group, the Company identified potential soil and groundwater contamination impacts from solvents and metals at one of its manufacturing sites. The Company is conducting a study to identify the source of the contamination. Based on current estimates, the Company believes its liability at this site will not be material and any responsibility of the Company is adequately covered through reserves established by the Company at September 30, 2002.

     At September 30, 2002 and 2001, the Company had reserved $4,586 and $1,549, respectively for environmental matters.

     The Company has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreement. The Company's guarantee is limited to $1,000 per year during the period in which the customer obligations are outstanding. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $140,688 and open standby letters of credit issued by the Company's bank in favor of third parties totaling $14,651 at September 30, 2002.

     Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. At September 30, 2002 and 2001, the Company had reserved $24,015 and $18,338 respectively, for warranty claims. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue can arise which is beyond the scope of the Company's historical experience. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience.

     Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $1,000 per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2002 and 2001, the reserve for product and general liability claims was $17,020 and $13,817, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company's financial condition, results of operations or cash flows.

     The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings that arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company's financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

     At September 30, 2002, approximately 37% of the Company's workforce was covered under collective bargaining agreements.

     The Company's defense segment derives a significant portion of its revenue from the DoD, as follows:

                                     Fiscal Year Ended September 30,
                                    2002            2001          2000
                                    ----            ----          ----
     DoD                          $ 590,490      $ 390,172      $ 259,614
     Export                           4,366         32,960         16,227
                                  ---------      ---------      ---------
       Total Defense Sales        $ 594,856      $ 423,132      $ 275,841
                                  =========      =========      =========

     DoD sales include $25,774, $42,179 and $42,207 in fiscal 2002, 2001 and
2000, respectively, for products sold internationally under the Foreign Military Sales ("FMS") Program.

     Inherent in doing business with the DoD are certain risks, including technological changes and changes in levels of defense spending. All DoD contracts contain a provision that they may be terminated at any time at the convenience of the government. In such an event, the Company is entitled to recover allowable costs plus a reasonable profit earned to the date of termination. No other customer represented more than 10% of sales for fiscal 2002, 2001 and 2000.

13.  Unaudited Quarterly Results

                                     Fiscal Year Ended September 30, 2002              Fiscal Year Ended September 30, 2001
                                 ------------------------------------------      ------------------------------------------------
                                    4th        3rd        2nd        1st             4th         3rd         2nd           1st
                                  Quarter    Quarter    Quarter    Quarter        Quarter      Quarter     Quarter       Quarter
                                  -------    -------    -------    -------        -------      -------     -------       -------
Net sales                        $ 476,962  $ 489,532  $ 415,605  $ 361,493      $ 413,608    $ 405,790    $ 343,367    $ 282,528
Gross income                        71,686     79,260     59,496     50,024         64,403       56,319       50,504       43,267
Net income                          17,249     21,574     12,167      8,608         17,648       13,709       11,284        8,223
Earnings per share               $    1.02  $    1.28  $    0.72  $    0.51      $    1.06    $    0.82    $    0.68    $    0.49
Earnings per share assuming
   dilution                      $    0.99  $    1.24  $    0.70  $    0.50      $    1.03    $    0.80    $    0.66    $    0.48
Dividends per share
   Class A Common Stock          $ 0.07500  $ 0.07500  $ 0.07500  $ 0.07500      $ 0.07500    $ 0.07500    $ 0.07500    $ 0.07500
   Common Stock                    0.08625    0.08625    0.08625    0.08625        0.08625      0.08625      0.08625      0.08625

     Had SFAS No. 142 been in effect for fiscal 2001, results would have been as follows for the fourth, third, second and first fiscal quarters of 2001, respectively: net income - $19,412, $15,360, $12,948 and $9,802; earnings per share - $1.16, $0.92, $0.78 and $0.59; and earnings per share assuming dilution:
$1.14, $0.90, $0.76 and $0.57.

     In the third quarter of fiscal 2002, the Company increased the estimated margin percentage on its MTVR long-term production contract by one percentage point. This change in estimate, recorded as a cumulative catch-up adjustment in the third quarter, increased net income and net income per share by $2,545 and $0.15, respectively, including $1,044 and $0.06, respectively, related to prior year revenues.

     In the fourth quarter of fiscal 2001, the Company recorded a $1,727 foreign currency transaction gain related to the movement in the exchange rate for euros compared to the U.S. dollar during the two-day period the Company held euros prior to the acquisition of the Geesink Norba Group.

14.  Discontinued Operations

     In fiscal 2000, the Company entered into a technology transfer agreement and collected certain previously written-off receivables from a foreign affiliate, as part of the disposition of a business that the Company exited in 1995. Gross proceeds of $3,250 less income taxes of $1,235, or $2,015 has been recorded as a gain on disposal of discontinued operations.

15.  Financial Instruments

     Derivative Financial Instruments - The Company uses derivatives for hedging purposes. Following is a summary of the Company's risk management strategies and the effect of these strategies on the Company's consolidated financial statements.

     Fair Value Hedging Strategy - The Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies, primarily Canadian dollars. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual dollar-equivalent cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates. Net losses related to hedge ineffectiveness included in income was insignificant for all years presented.

     At September 30, 2002, the Company had outstanding forward foreign exchange contracts to sell 189 Canadian dollars in October 2002.

     Cash Flow Hedging Strategy - To protect against an increase in cost of forecasted purchases of foreign-sourced component parts denominated in euros over a 12-month period, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted purchases denominated in euros with forward contracts. When the U.S. dollar weakens against the euro, increased foreign currency payments are offset by gains in the value of the forward contracts. Conversely, when the U.S. dollar strengthens against the euro, reduced foreign currency payments are offset by losses in the value of the forward contracts.

     The Company has forward foreign exchange contracts outstanding at September 30, 2002 to purchase 2,635 euros. These contracts mature in fiscal 2003. Net losses related to hedge ineffectiveness included in income were insignificant for all years presented. At September 30, 2002, the Company expects to reclassify $33 of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to sales of product containing foreign-sourced component parts.

16.  Business Segment Information

     The Company is organized into three reportable segments based on the internal organization used by management for making operating decisions and measuring performance and based on the similarity of customers served, common use of facilities and economic results attained. Segments are as follows:

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

     Fire and emergency: This segment includes Pierce, Medtec, the aircraft rescue and firefighting and snow removal divisions of Oshkosh and Kewaunee Fabrications, LLC. These units manufacture and market commercial and custom fire trucks and emergency vehicles primarily for fire departments, airports and other governmental units in the U.S. and abroad.

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

     Selected financial data by business segment is as follows:

                                                      Fiscal Year Ended September 30,
                                                2002                 2001               2000
                                               ------               ------             ------
Net sales to unaffiliated customers:
   Commercial                               $   678,334         $   559,871         $   663,819
   Fire and emergency                           476,148             463,919             390,659
   Defense                                      594,856             423,132             275,841
   Intersegment                                  (5,746)             (1,629)               (803)
                                            -----------         -----------         -----------
      Consolidated                          $ 1,743,592         $ 1,445,293         $ 1,329,516
                                            ===========         ===========         ===========

     Intersegment sales are primarily from the fire and emergency segment to the defense segment.

                                                      Fiscal Year Ended September 30,
                                                2002                2001                2000
                                                ----                ----                ----
Operating income (expense):
   Commercial                               $    47,171         $    29,891         $    54,654
   Fire and emergency                            48,988              45,841              32,922
   Defense                                       40,720              39,545              30,119
   Corporate and other                          (25,761)            (16,981)            (19,644)
                                            -----------         -----------         -----------
      Consolidated operating income             111,118              98,296              98,051
Net interest expense                            (20,106)            (21,236)            (20,063)
Miscellaneous other                              (1,555)              1,753                 661
                                            -----------         -----------         -----------
Income from continuing operations before
   income taxes, equity in earnings of
   unconsolidated partnership and
   extraordinary charge                     $    89,457         $    78,813         $    78,649
                                            ===========         ===========         ===========
                                                       Fiscal Year Ended September 30,
                                                2002                2001                2000
                                                ----                ----                ----
Depreciation and amortization:
   Commercial                               $    13,391         $    14,241         $    11,547
   Fire and emergency                             6,692               9,973               8,979
   Defense                                        3,461               3,471               2,833
   Corporate and other                            1,848                 812                 859
                                            -----------         -----------         -----------
      Consolidated                          $    25,392         $    28,497         $    24,218
                                            ===========         ===========         ===========
Capital expenditures:
   Commercial                               $     5,971         $     5,555         $    11,053
   Fire and emergency                             7,648               5,813               5,016
   Defense                                        2,000               7,125               6,578
                                            -----------         -----------         -----------
      Consolidated                          $    15,619         $    18,493         $    22,647
                                            ===========         ===========         ===========
                                                                September 30,
                                                2002                2001                2000
                                                ----                ----                ----
Identifiable assets:
   Commercial:
      U.S. (a)                              $   389,633         $   413,149         $   385,622
      Netherlands                               129,398             114,859                --
      Other European                             74,458              66,837                --
                                            -----------         -----------         -----------
        Total Commercial                        593,489             594,845             385,622
   Fire and emergency - U.S.                    325,585             315,565             288,904
   Defense - U.S.                                75,392             168,400             108,528
   Corporate and other - U.S.                    29,863              10,458              13,326
                                            -----------         -----------         -----------
      Consolidated                          $ 1,024,329         $ 1,089,268         $   796,380
                                            ===========         ===========         ===========

(a) Includes investment in unconsolidated partnership.

The following table presents net sales by geographic region based on product shipment destination.

                                                     Fiscal Year Ended September 30,
                                                2002                2001                2000
                                                ----                ----                ----
Net sales:
    United States                           $ 1,541,629         $ 1,314,930         $ 1,227,038
    Other North America                           7,037               7,343               7,429
    Europe and Middle East                      165,961              93,263              68,317
    Other                                        28,965              29,757              26,732
                                            -----------         -----------         -----------
       Consolidated                         $ 1,743,592         $ 1,445,293         $ 1,329,516
                                            ===========         ===========         ===========

17.  Subsidiary Guarantors

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


                                                  OSHKOSH TRUCK CORPORATION
                                         Condensed Consolidating Statement of Income
                                             Fiscal Year Ended September 30, 2002
                                                                     Subsidiary   Non-Guarantor
                                                       Company       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                       -------       ----------    ------------   ------------   ------------
Net sales                                            $   751,555    $   883,363    $   136,095    $   (27,421)   $ 1,743,592
Cost of sales                                            657,369        745,005        108,085        (27,333)     1,483,126
                                                     -----------    -----------    -----------    -----------    -----------
Gross income                                              94,186        138,358         28,010            (88)       260,466
Operating expenses:
   Selling, general and administrative                    61,530         62,179         19,621           --          143,330
   Amortization of goodwill and other intangibles              2          5,726            290           --            6,018
                                                     -----------    -----------    -----------    -----------    -----------
Total operating expenses                                  61,532         67,905         19,911           --          149,348
                                                     -----------    -----------    -----------    -----------    -----------
Operating income                                          32,654         70,453          8,099            (88)       111,118
Other income (expense):
   Interest expense                                      (27,247)       (13,340)          (104)        19,425        (21,266)
   Interest income                                        10,394         10,160             31        (19,425)         1,160
   Miscellaneous, net                                     10,977        (12,239)          (293)          --           (1,555)
                                                     -----------    -----------    -----------    -----------    -----------
                                                          (5,876)       (15,419)          (366)          --          (21,661)
                                                     -----------    -----------    -----------    -----------    -----------
Income before items noted below                           26,778         55,034          7,733            (88)        89,457
Provision for income taxes                                10,670         20,333          1,314            (32)        32,285
                                                     -----------    -----------    -----------    -----------    -----------
                                                          16,108         34,701          6,419            (56)        57,172
Equity in earnings of subsidiaries and
   unconsolidated partnership, net of income taxes        43,490           --            2,426        (43,490)         2,426
                                                     -----------    -----------    -----------    -----------    -----------
Net income                                           $    59,598    $    34,701    $     8,845    $   (43,546)   $    59,598
                                                     ===========    ===========    ===========    ===========    ===========

                                                  OSHKOSH TRUCK CORPORATION
                                         Condensed Consolidating Statement of Income
                                             Fiscal Year Ended September 30, 2001
                                                                     Subsidiary   Non-Guarantor
                                                       Company       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                       -------       ----------    ------------   ------------   ------------

Net sales                                            $   588,590    $   864,170    $    18,860    $   (26,327)   $ 1,445,293
Cost of sales                                            511,363        731,055         14,887        (26,505)     1,230,800
                                                     -----------    -----------    -----------    -----------    -----------
Gross income                                              77,227        133,115          3,973            178        214,493
Operating expenses:
   Selling, general and administrative                    43,949         57,460          2,613           --          104,022
   Amortization of goodwill and other intangibles              1         12,130             44           --           12,175
                                                     -----------    -----------    -----------    -----------    -----------
Total operating expenses                                  43,950         69,590          2,657           --          116,197
                                                     -----------    -----------    -----------    -----------    -----------
Operating income                                          33,277         63,525          1,316            178         98,296
Other income (expense):
   Interest expense                                      (24,310)       (23,885)        (1,656)        27,565        (22,286)
   Interest income                                        20,252          6,697          1,666        (27,565)         1,050
   Miscellaneous, net                                     12,177        (10,422)            (2)          --            1,753
                                                     -----------    -----------    -----------    -----------    -----------
                                                           8,119        (27,610)             8           --          (19,483)
                                                     -----------    -----------    -----------    -----------    -----------
Income before items noted below                           41,396         35,915          1,324            178         78,813
Provision for income taxes                                13,445         15,385            465             66         29,361
                                                     -----------    -----------    -----------    -----------    -----------
                                                          27,951         20,530            859            112         49,452
Equity in earnings of subsidiaries and
   unconsolidated partnership, net of income taxes        22,913          1,467          1,412        (24,380)         1,412
                                                     -----------    -----------    -----------    -----------    -----------
Net income                                           $    50,864    $    21,997    $     2,271    $   (24,268)   $    50,864
                                                     ===========    ===========    ===========    ===========    ===========

                                                  OSHKOSH TRUCK CORPORATION
                                         Condensed Consolidating Statement of Income
                                             Fiscal Year Ended September 30, 2000
                                                                     Subsidiary   Non-Guarantor
                                                       Company       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                       -------       ----------    ------------   ------------   ------------
Net sales                                            $   479,349    $   875,027    $      --      $   (24,860)   $ 1,329,516
Cost of sales                                            412,630        738,603           --          (24,651)     1,126,582
                                                     -----------    -----------    -----------    -----------    -----------
Gross income                                              66,719        136,424           --             (209)       202,934
Operating expenses:
   Selling, general and administrative                    41,108         52,260            356           --           93,724
   Amortization of goodwill and other intangibles           --           11,159           --             --           11,159
                                                     -----------    -----------    -----------    -----------    -----------
Total operating expenses                                  41,108         63,419            356           --          104,883
                                                     -----------    -----------    -----------    -----------    -----------
Operating income (loss)                                   25,611         73,005           (356)          (209)        98,051
Other income (expense):
   Interest expense                                      (18,863)        (8,368)           (25)         6,300        (20,956)
   Interest income                                           267          6,855             71         (6,300)           893
   Miscellaneous, net                                     11,836        (11,763)           588           --              661
                                                     -----------    -----------    -----------    -----------    -----------
                                                          (6,760)       (13,276)           634           --          (19,402)
                                                     -----------    -----------    -----------    -----------    -----------
Income before items noted below                           18,851         59,729            278           (209)        78,649
Provision for income taxes                                 6,564         24,755            106            (79)        31,346
                                                     -----------    -----------    -----------    -----------    -----------
                                                          12,287         34,974            172           (130)        47,303
Equity in earnings of subsidiaries and
   unconsolidated partnership, net of income taxes        36,221          1,377          1,205        (37,598)         1,205
                                                     -----------    -----------    -----------    -----------    -----------
Income from continuing operations                         48,508         36,351          1,377        (37,728)        48,508
Gain on disposal of discontinued operations                2,015           --             --             --            2,015
Extraordinary charge                                        (820)          --             --             --             (820)
                                                     -----------    -----------    -----------    -----------    -----------
Net income                                           $    49,703    $    36,351    $     1,377    $   (37,728)   $    49,703
                                                     ===========    ===========    ===========    ===========    ===========


                                                  OSHKOSH TRUCK CORPORATION
                                            Condensed Consolidating Balance Sheet
                                                      September 30, 2002
                                                                     Subsidiary   Non-Guarantor
                                                       Company       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                       -------       ----------    ------------   ------------   ------------
Assets
Current assets:
   Cash and cash equivalents                         $   32,571     $    2,060     $    5,408     $     --       $   40,039
   Receivables, net                                      50,520         62,311         33,655         (3,777)       142,709
   Inventories                                           31,060        150,042         29,884           (120)       210,866
   Prepaid expenses and other                            25,505          6,773          1,144           --           33,422
                                                     ----------     ----------     ----------     ----------     ----------
      Total current assets                              139,656        221,186         70,091         (3,897)       427,036
Investment in and advances to:
   Subsidiaries                                         558,410          6,259           --         (564,669)          --
   Unconsolidated partnership                              --             --           22,274           --           22,274
Other long-term assets                                    7,296          4,329           --             --           11,625
Net property, plant and equipment                        33,852         87,666         18,843           --          140,361
Goodwill and purchased intangible assets, net                22        308,089        114,922           --          423,033
                                                     ----------     ----------     ----------     ----------     ----------
Total assets                                         $  739,236     $  627,529     $  226,130     $ (568,566)    $1,024,329
                                                     ==========     ==========     ==========     ==========     ==========

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                  $   49,707     $   48,432     $   22,027     $   (3,744)    $  116,422
   Floor plan notes payable                                --           23,801           --             --           23,801
   Customer advances                                     53,947         65,817           --             --          119,764
   Payroll-related obligations                           13,518         14,848          6,108           --           34,474
   Accrued warranty                                      11,755          9,148          3,112           --           24,015
   Other current liabilities                             26,212         25,457          4,715            (33)        56,351
   Revolving credit facility and current
      maturities of long-term debt                       18,000            226             19           --           18,245
                                                     ----------     ----------     ----------     ----------     ----------
         Total current liabilities                      173,139        187,729         35,981         (3,777)       393,072
Long-term debt                                          130,000          1,586            127           --          131,713
Deferred income taxes                                   (10,071)        27,445         21,929           --           39,303
Other long-term liabilities                              36,408         11,654          2,419           --           50,481
Investment by and advances from (to) Parent                --          399,115        165,674       (564,789)          --
Shareholders' equity                                    409,760           --             --             --          409,760
                                                     ----------     ----------     ----------     ----------     ----------
Total liabilities and shareholders' equity           $  739,236     $  627,529     $  226,130     $ (568,566)    $1,024,329
                                                     ==========     ==========     ==========     ==========     ==========

                                                  OSHKOSH TRUCK CORPORATION
                                            Condensed Consolidating Balance Sheet
                                                      September 30, 2001
                                                                     Subsidiary   Non-Guarantor
                                                       Company       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                       -------       ----------    ------------   ------------   ------------
Assets
Current assets:
   Cash and cash equivalents                         $    4,726     $    3,394     $    3,192     $     --       $   11,312
   Receivables, net                                     104,662         74,814         33,633         (1,704)       211,405
   Inventories                                           82,873        145,635         29,561            (31)       258,038
   Prepaid expenses and other                            11,525          9,644          1,226           --           22,395
                                                     ----------     ----------     ----------     ----------     ----------
      Total current assets                              203,786        233,487         67,612         (1,735)       503,150
Investment in and advances to:
   Subsidiaries                                         575,807          8,591           --         (584,398)          --
   Unconsolidated partnership                              --             --           18,637           --           18,637
Other long-term assets                                    6,940          1,585            101           --            8,626
Net property, plant and equipment                        36,286         88,783         16,859           --          141,928
Goodwill and other intangible assets, net                    24        319,779         97,124           --          416,927
                                                     ----------     ----------     ----------     ----------     ----------
Total assets                                         $  822,843     $  652,225     $  200,333     $ (586,133)    $1,089,268
                                                     ==========     ==========     ==========     ==========     ==========
Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                  $   41,703     $   42,143     $   25,722     $   (1,704)    $  107,864
   Floor plan notes payable                                --           19,271           --             --           19,271
   Customer advances                                      3,568         54,502           --             --           58,070
   Payroll-related obligations                            8,881         12,483          5,720           --           27,084
   Accrued warranty                                       8,813          7,799          1,726           --           18,338
   Other current liabilities                             42,637         27,567          1,339           --           71,543
   Revolving credit facility and current                   --             --
      maturities of long-term debt                       76,600            426              5           --           77,031
                                                     ----------     ----------     ----------     ----------     ----------
         Total current liabilities                      182,202        164,191         34,512         (1,704)       379,201
Long-term debt                                          280,250          1,812            187           --          282,249
Deferred income taxes                                    (5,764)        35,119         10,979           --           40,334
Other long-term liabilities                              23,791         16,667           --             --           40,458
Investment by and advances from (to) Parent                --          434,436        154,655       (589,091)          --
Shareholders' equity                                    342,364           --             --            4,662        347,026
                                                     ----------     ----------     ----------     ----------     ----------
Total liabilities and shareholders' equity           $  822,843     $  652,225     $  200,333     $ (586,133)    $1,089,268
                                                     ==========     ==========     ==========     ==========     ==========

                                                  OSHKOSH TRUCK CORPORATION
                                       Condensed Consolidating Statement of Cash Flows
                                             Fiscal Year Ended September 30, 2002
                                                                     Subsidiary   Non-Guarantor
                                                       Company       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                       -------       ----------    ------------   ------------   ------------
Operating activities:
   Net income                                        $  59,598      $  34,701      $   8,845      $ (43,546)     $  59,598
   Non-cash adjustments                                 (5,470)        17,281          7,845           --           19,656
   Changes in operating assets and liabilities         160,080         28,177         (3,631)            88        184,714
                                                     ---------      ---------      ---------      ---------      ---------
   Net cash provided from (used for)
      operating activities                             214,208         80,159         13,059        (43,458)       263,968

Investing activities:
Investments in and advances to
   subsidiaries                                         31,354        (65,795)        (9,017)        43,458           --
Additions to property, plant and equipment              (3,334)        (9,144)        (3,141)          --          (15,619)
Other                                                   (2,010)        (6,128)           322           --           (7,816)
                                                     ---------      ---------      ---------      ---------      ---------
Net cash provided from (used for)
   investing activities                                 26,010        (81,067)       (11,836)        43,458        (23,435)

Financing activities:
   Net repayments under revolving credit
      facility                                         (65,200)          --             --             --          (65,200)
   Repayment of long-term debt                        (143,650)          (426)           (58)          --         (144,134)
   Dividends paid                                       (5,777)          --             --             --           (5,777)
   Other                                                 2,254           --             --             --            2,254
                                                     ---------      ---------      ---------      ---------      ---------
   Net cash used for financing activities             (212,373)          (426)           (58)          --         (212,857)
Effect of exchange rate changes on cash                   --             --            1,051           --            1,051
                                                     ---------      ---------      ---------      ---------      ---------
Increase (decrease) in cash and cash
   equivalents                                          27,845         (1,334)         2,216           --           28,727
Cash and cash equivalents at beginning of
   year                                                  4,726          3,394          3,192           --           11,312
                                                     ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of year             $  32,571      $   2,060      $   5,408      $    --        $  40,039
                                                     =========      =========      =========      =========      =========

                                                  OSHKOSH TRUCK CORPORATION
                                       Condensed Consolidating Statement of Cash Flows
                                             Fiscal Year Ended September 30, 2001
                                                                     Subsidiary   Non-Guarantor
                                                       Company       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                       -------       ----------    ------------   ------------   ------------
Operating activities:
   Net income                                        $  50,864      $  21,997      $   2,271      $ (24,268)     $  50,864
   Non-cash adjustments                                  4,612         20,952         (2,057)          --           23,507
   Changes in operating assets and liabilities         (48,063)       (34,810)           310           (178)       (82,741)
                                                     ---------      ---------      ---------      ---------      ---------
   Net cash provided from (used for)
      operating activities                               7,413          8,139            524        (24,446)        (8,370)

Investing activities:
   Acquisition of businesses, net of cash
      acquired                                          (3,954)       (22,580)      (133,707)          --         (160,241)
   Investments in and advances to
      subsidiaries                                    (189,846)        26,885        138,515         24,446           --
   Additions to property, plant and equipment          (11,875)        (6,113)          (505)          --          (18,493)
   Other                                                  (458)        (2,948)        (1,223)          --           (4,629)
                                                     ---------      ---------      ---------      ---------      ---------
   Net cash provided from (used for)
     investing activities                             (206,133)        (4,756)         3,080         24,446       (183,363)

Financing activities:
   Net borrowings under revolving credit
      facility                                          65,200           --             --             --           65,200
   Proceeds from issuance of long-term
      debt                                             140,000           --             --             --          140,000
   Repayment of long-term debt                          (8,350)          (488)           (70)          --           (8,908)
   Debt issuance costs                                  (1,183)          --             --             --           (1,183)
   Dividends paid                                       (5,735)          --             --             --           (5,735)
   Other                                                   480           --             --             --              480
                                                     ---------      ---------      ---------      ---------      ---------
   Net cash provided from (used for)
      financing activities                             190,412           (488)           (70)          --          189,854
Effect of exchange rate changes on cash                   --             --             (378)          --             (378)
                                                     ---------      ---------      ---------      ---------      ---------
Increase (decrease) in cash and cash
   equivalents                                          (8,308)         2,895          3,156           --           (2,257)
Cash and cash equivalents at beginning of
   year                                                 13,034            499             36           --           13,569
                                                     ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of year             $   4,726      $   3,394      $   3,192      $    --        $  11,312
                                                     =========      =========      =========      =========      =========

                                                  OSHKOSH TRUCK CORPORATION
                                       Condensed Consolidating Statement of Cash Flows
                                             Fiscal Year Ended September 30, 2000
                                                                     Subsidiary   Non-Guarantor
                                                       Company       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                       -------       ----------    ------------   ------------   ------------
Operating activities
   Income from continuing operations                 $  48,508      $  36,351      $   1,377      $ (37,728)     $  48,508
   Non-cash adjustments                                  5,967         18,999           (426)          --           24,540
   Changes in operating assets and liabilities             100        (13,434)       (10,240)           209        (23,365)
                                                     ---------      ---------      ---------      ---------      ---------
   Net cash provided from (used for)
      operating activities                              54,575         41,916         (9,289)       (37,519)        49,683

Investing activities:
   Acquisition of businesses, net of cash acquired      (5,467)        (1,752)            72           --           (7,147)
   Investments in and advances to subsidiaries         (19,681)       (28,359)        10,521         37,519           --
   Additions to property, plant and equipment          (10,962)       (11,685)          --             --          (22,647)
   Other                                                  (719)          (699)          (947)          --           (2,365)
                                                     ---------      ---------      ---------      ---------      ---------
   Net cash provided from (used for)
      investing activities                             (36,829)       (42,495)         9,646         37,519        (32,159)

Net cash provided from discontinued operations           2,015           --             --             --            2,015

Financing activities:
   Net repayments under revolving credit facility       (5,000)          --             --             --           (5,000)
   Proceeds from issuance of long-term debt             30,913           --             --             --           30,913
   Repayment of long-term debt                        (123,913)          (259)          (423)          --         (124,595)
   Debt issuance costs                                    (795)          --             --             --             (795)
   Proceeds from Common Stock Offering                  93,736           --             --             --           93,736
   Costs of Common Stock Offering                         (334)          --             --             --             (334)
   Dividends paid                                       (5,392)          --             --             --           (5,392)
   Other                                                   360           --             --             --              360
                                                     ---------      ---------      ---------      ---------      ---------
   Net cash used for financing activities              (10,425)          (259)          (423)          --          (11,107)
                                                     ---------      ---------      ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents         9,336           (838)           (66)          --            8,432
Cash and cash equivalents at beginning of year           3,698          1,337            102           --            5,137
                                                     ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of year             $  13,034      $     499      $      36      $    --        $  13,569
                                                     =========      =========      =========      =========      =========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     The Company had no disagreements with its accountants during the last two fiscal years. On June 14, 2002, the Company engaged Deloitte & Touche LLP to act as its independent auditors as successor to Arthur Andersen LLP. All information relating to such change in accountants is incorporated by reference from the Company's Current Report on Form 8-K, dated June 14, 2002.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information to be included under the captions "Governance of the Company - The Board of Directors" and "Stock Ownership - Compliance with Section 16(a) Beneficial Ownership Reporting" in the Company's definitive proxy statement for the annual meeting of shareholders on February 4, 2003, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading "Executive Officers of the Registrant" included under Part I of this report. In addition, the information included under the caption "Available Information" in Item 1 of Part I of this report is hereby incorporated by reference in answer to this item.

Item 11. EXECUTIVE COMPENSATION

     The information to be included under the captions "Governance of the Company - Compensation of Directors," "Stock Price Performance Graph" and "Executive Compensation" contained in the Company's definitive proxy statement for the annual meeting of shareholders on February 4, 2003, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information to be included under the caption "Stock Ownership - Stock Ownership of Directors, Executive Officers and Other Large Shareholders" in the Company's definitive proxy statement for the annual meeting of shareholders on February 4, 2003, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

     Equity Compensation Plan Information

     The following table provides information about the Company's equity compensation plans as of September 30, 2002.

                                                                                           Number of securities remaining
                           Number of securities to be                                      available for future issuance
                          issued upon the exercise of        Weighted-average exercise     under equity compensation plans
                         outstanding options, warrants     price of outstanding options,  (excluding securities reflected
Plan category                    and rights (1)                warrants and rights             in the first column) (2)
-------------            -----------------------------     -----------------------------  --------------------------------
Equity compensation
plans approved by
security holders                   1,578,302                          $30.40                           255,075

Equity compensation
plans not approved by
security holders                           -                             n/a                                 -
                                   ---------                                                           -------
Total                              1,578,302                          $30.40                           255,075
                                   =========                                                           =======

(1)  Represents options to purchase the Company's Common Stock granted under the 1990 Incentive Stock Plan, as amended, which was approved by the Company's shareholders.

(2)  Excludes 70,000 shares of restricted Common Stock previously issued under the Company's 1990 Incentive
     Stock Plan, as amended, subject to vesting after a six-year retention period.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information to be included under the captions "Governance of the Company - The Board of Directors" and "Executive Compensation - Executive Employment and Severance Agreements and Other Agreements" in the Company's definitive proxy statement for the annual meeting of shareholders on February 4, 2003, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 14.   CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosures controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

     (b) Changes in internal controls. There were not any significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements: The following consolidated financial statements of the Company and the report of independent auditors included in the Annual Report to Shareholders for the fiscal year ended September 30, 2002, are contained in Item 8:

  Report of Deloitte & Touche LLP, Independent Auditors
  Report of Arthur Andersen LLP, Independent Auditors
  Consolidated Statements of Income for the years ended September 30,
    2002, 2001 and 2000
  Consolidated Balance Sheets at September 30, 2002 and 2001
  Consolidated Statements of Shareholders' Equity for the years ended
    September 30, 2002, 2001, and 2000
  Consolidated Statements of Cash Flows for the years ended September 30,
    2002, 2001 and 2000
  Notes to Consolidated Financial Statements

                    2. Financial Statement Schedules:

Schedule II - Valuation & Qualifying Accounts

All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits:

   (a) 3.1 Restated Articles of Incorporation of Oshkosh Truck Corporation (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13886)).
       3.2 By-Laws of Oshkosh Truck Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-13886)).
       4.1 Second Amended and Restated Credit Agreement, dated July 23, 2001, among Oshkosh Truck Corporation, Bank of America, N.A., as Agent and Swing Line Lender, Bank One, NA, as Syndication Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 25, 2001 (File No. 0-13886)).
       4.2 Indenture, dated February 26, 1998, among Oshkosh Truck Corporation, the Subsidiary Guarantors and Firstar Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
       4.3 Form of 83/4% Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
       4.4 Form of Note Guarantee (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
       4.5 Rights Agreement, dated as of February 1, 1999, between Oshkosh Truck Corporation and Computershare Investor Services, LLC (as successor to Firstar Bank, N.A.) (incorporated by reference to
              Exhibit 4.1 to the Company's Registration Statement on Form 8-A, dated as of February 1, 1999 (File No. 0-13886)).
       4.6 First Supplemental Indenture, dated September 21, 2000, among the Guarantor Subsidiaries, Oshkosh Truck Corporation, the other Subsidiary Guarantors and U.S. Bank, National Association (as successor to Firstar Bank, N.A.) (incorporated by reference to
              Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 (File No. 0-13886)).
       4.7 Second Supplemental Indenture, dated October 30, 2000, among Medtec Ambulance Corporation, Oshkosh Truck Corporation, the other Subsidiary Guarantors and U.S. Bank, National Association (as successor to Firstar Bank, N.A.)(incorporated by reference to
              Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 (File No. 0-13886)).
       4.8 First Amendment to Rights Agreement, dated as of November 1, 2002, between Oshkosh Truck Corporation, U.S. Bank National Association and Computershare Investor Services, LLC.
       10.1 Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 (File No. 0-13886)).*
       10.2 1994 Long-Term Incentive Compensation Plan, dated March 29, 1994 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 0-13886)).*
       10.3 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-62687)).*
       10.4 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's
              Registration Statement on Form S-8 (Reg. No. 33-62687)).*
       10.5   Form of 1994 Long-Term Incentive Compensation Plan Award Agreement
              (incorporated by reference to Exhibit 10.16 to the Company's
              Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 0-13886)).*
       10.6 Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 0-13886)).
       10.7 Employment Agreement, dated as of October 15, 1998 between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to
              Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*
       10.8 Employment Agreement, dated April 24, 1998, between McNeilus Companies, Inc. and Daniel J. Lanzdorf (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 0-13886)).*
       10.9 Oshkosh Truck Corporation Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).*
       10.10 Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and each of Robert G. Bohn, Bryan J. Blankfield, Ted L. Henson, Paul C. Hollowell, Daniel J. Lanzdorf, Mark A. Meaders, John W. Randjelovic, Charles L. Szews and Matthew J.

              Zolnowski (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*
       10.11 Employment Agreement, dated September 16, 1996, between Pierce Manufacturing Inc. and John W. Randjelovic (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form
       10.12 Amendment effective July 1, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert
              G. Bohn (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-13886)).*
       10.13 Second Amendment effective December 31, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to
              Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 0-13886)).*
       10.14 Oshkosh Truck Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-31371)).*
       11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
       21.    Subsidiaries of Registrant.
       23.    Consent of Deloitte & Touche, LLP
       99.1 Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 25, 2002.
       99.2 Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 25, 2002.

*Denotes a management contract or compensatory plan or arrangement.

       (b) The Company filed a Current Report on Form 8-K, dated July 25, 2002, reporting under Items 7 and 9 a conference call for analysts held in connection with the announcement of the Company's earnings for the third quarter ended June 30, 2002. The Company filed a Current Report on Form 8-K, dated August 8, 2002, reporting under Items 7 and 9 that the Company's principal executive officer and principal financial officer each filed with the Securities and Exchange Commission a written statement under oath pursuant to Securities and Exchange Commission Order No. 4-460.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                OSHKOSH TRUCK CORPORATION

November 25, 2002         By              /S/ Robert G. Bohn
                                ------------------------------------------------
                                Robert G. Bohn, Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

November 25, 2002         By           /S/ R. G. Bohn
                               -------------------------------------------------
                               R. G. Bohn, President, Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 25, 2002         By           /S/ C. L. Szews
                               -------------------------------------------------
                               C. L. Szews, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 25, 2002         By           /S/ T. J. Polnaszek
                               -------------------------------------------------
                               T. J. Polnaszek, Vice President and Controller (Principal Accounting Officer)

November 25, 2002         By           /S/ J. W. Andersen
                               -------------------------------------------------
                               J. W. Andersen, Director

November 25, 2002         By           /S/ D. T. Carroll
                               -------------------------------------------------
                               D. T. Carroll, Director

November 25, 2002         By           /S/ R. M. Donnelly
                               -------------------------------------------------
                               R. M. Donnelly, Director

November 25, 2002         By           /S/ D. V. Fites
                               -------------------------------------------------
                               D. V. Fites, Director

November 25, 2002         By           /S/ General (Ret.) F.M. Franks, Jr.
                               -------------------------------------------------
                               General (Ret.) F.M. Franks, Jr. Director

November 25, 2002         By           /S/ M. W. Grebe
                               -------------------------------------------------
                               M. W. Grebe, Director

November 25, 2002         By          /S/ K. J. Hempel
                               -------------------------------------------------
                               K. J. Hempel, Director

November 25, 2002         By          /S/ S. P. Mosling
                               -------------------------------------------------
                               S. P. Mosling, Director

November 25, 2002         By        /S/ J. P. Mosling, Jr.
                               -------------------------------------------------
                               J. P. Mosling, Jr., Director

November 25, 2002         By        /S/ R. G. Sim
                               -------------------------------------------------
                               R. G. Sim, Director

                                 CERTIFICATIONS

                  I, Robert G. Bohn, certify that:

         1. I have reviewed this annual report on Form 10-K of Oshkosh Truck Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 25, 2002                         /S/ Robert G. Bohn
                                ------------------------------------------------
                                Robert G. Bohn
                                Chairman, President and Chief Executive Officer

                  I, Charles L. Szews, certify that:

         1. I have reviewed this annual report on Form 10-K of Oshkosh Truck Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 25, 2002                         /S/ Charles L. Szews
                                ------------------------------------------------
                                Charles L. Szews
                                Executive Vice President and Chief Financial
                                Officer

                                                                     SCHEDULE II


                                    OSHKOSH TRUCK CORPORATION
                                VALUATION AND QUALIFYING ACCOUNTS

                                 Allowance for Doubtful Accounts
                          Years Ended September 30, 2002, 2001 and 2000
                                         (In thousands)
                     Balance at      Acquisitions       Additions
                    Beginning of          of           Charged to                      Balance at
  Fiscal Year           Year          Businesses         Expense      Reductions*     End of Year
  -----------           ----          ----------         -------      -----------     -----------

      2000             $2,204           $    5            $255          $ (17)           $2,447
                       ======           ======            ====          =====            ======
      2001             $2,447           $1,063            $423          $(105)           $3,828
                       ======           ======            ====          =====            ======
      2002             $3,828           $  556            $452          $(278)           $4,558
                       ======           ======            ====          =====            ======

* Represents amounts written off to the reserve, net of recoveries.


                               INDEX TO EXHIBITS
                               -----------------

       3.1 Restated Articles of Incorporation of Oshkosh Truck Corporation (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13886)).
       3.2 By-Laws of Oshkosh Truck Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-13886)).
       4.1 Second Amended and Restated Credit Agreement, dated July 23, 2001, among Oshkosh Truck Corporation, Bank of America, N.A., as Agent and Swing Line Lender, Bank One, NA, as Syndication Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 25, 2001 (File No. 0-13886)).
       4.2 Indenture, dated February 26, 1998, among Oshkosh Truck Corporation, the Subsidiary Guarantors and Firstar Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 26, 1998 (File No. 0-13886)).
       4.3 Form of 83/4% Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
       4.4 Form of Note Guarantee (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47931)).
       4.5 Rights Agreement, dated as of February 1, 1999, between Oshkosh Truck Corporation and Computershare Investor Services, LLC (as successor to Firstar Bank, N.A.) (incorporated by reference to
              Exhibit 4.1 to the Company's Registration Statement on Form 8-A, dated as of February 1, 1999 (File No. 0-13886)).
       4.6 First Supplemental Indenture, dated September 21, 2000, among the Guarantor Subsidiaries, Oshkosh Truck Corporation, the other Subsidiary Guarantors and U.S. Bank, National Association (as successor to Firstar Bank, N.A.) (incorporated by reference to
              Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 (File No. 0-13886)).
       4.7 Second Supplemental Indenture, dated October 30, 2000, among Medtec Ambulance Corporation, Oshkosh Truck Corporation, the other Subsidiary Guarantors and U.S. Bank, National Association (as successor to Firstar Bank, N.A.)(incorporated by reference to
              Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 (File No. 0-13886)).
       4.8 First Amendment to Rights Agreement, dated as of November 1, 2002, between Oshkosh Truck Corporation, U.S. Bank National Association and Computershare Investor Services, LLC.
       10.1 Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 (File No. 0-13886)).*
       10.2 1994 Long-Term Incentive Compensation Plan, dated March 29, 1994 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 0-13886)).*
       10.3 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-62687)).*
       10.4 Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's
              Registration Statement on Form S-8 (Reg. No. 33-62687)).*
       10.5   Form of 1994 Long-Term Incentive Compensation Plan Award Agreement
              (incorporated by reference to Exhibit 10.16 to the Company's
              Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 0-13886)).*
       10.6 Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 0-13886)).
       10.7 Employment Agreement, dated as of October 15, 1998 between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to
              Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*

       10.8 Employment Agreement, dated April 24, 1998, between McNeilus Companies, Inc. and Daniel J. Lanzdorf (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 0-13886)).*
       10.9 Oshkosh Truck Corporation Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).*
       10.10 Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and each of Robert G. Bohn, Bryan J. Blankfield, Ted L. Henson, Paul C. Hollowell, Daniel J. Lanzdorf, Mark A. Meaders, John W. Randjelovic, Charles L. Szews and Matthew
              J. Zolnowski (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*
       10.11 Employment Agreement, dated September 16, 1996, between Pierce Manufacturing Inc. and John W. Randjelovic (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form
       10.12 Amendment effective July 1, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert
              G. Bohn (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-13886)).*
       10.13 Second Amendment effective December 31, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to
              Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 0-13886)).*
       10.14 Oshkosh Truck Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-31371)).*
       11. Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
       21.    Subsidiaries of Registrant.
       23.    Consent of Deloitte & Touche, LLP
       99.1 Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 25, 2002.
       99.2 Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 25, 2002.

*Denotes a management contract or compensatory plan or arrangement.