Form 10-Q
period 2002-12-31
OSHKOSH TRUCK CORP
filed 2003-01-29
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 2002.

                                       or

( ) Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         for the Transition period from ______________ to ___________________

Commission File Number 1-31371

                            Oshkosh Truck Corporation
             ------------------------------------------------------
             [Exact name of registrant as specified in its charter]

           Wisconsin                                          39-0520270
--------------------------------                     ---------------------------
[State or other jurisdiction of                            [I.R.S. Employer
 incorporation or organization]                           Identification No.]

2307 Oregon Street, P.O. Box 2566, Oshkosh, Wisconsin         54903
-----------------------------------------------------         -----
[Address of principal executive offices]                    [Zip Code]

Registrant's telephone number, including area code (920) 235-9151

                                      None
         ---------------------------------------------------------------
         [Former name, former address and former fiscal year, if changed since last report]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X    No
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes as common stock, as of the latest practicable date.

Class A Common Stock Outstanding as of January 27, 2003:       413,425
-----------------------------------------------------------------------

Common Stock Outstanding as of January 27, 2003:            16,643,359
-----------------------------------------------------------------------

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                     FOR THE QUARTER ENDED DECEMBER 31, 2002


                                                                            Page
                                                                            ----
Part I.   Financial Information

       Item 1. Financial Statements (Unaudited)

               Condensed Consolidated Statements of Income
                   -   Three Months Ended December 31,
                         2002 and 2001.........................................3

               Condensed Consolidated Balance Sheets
                   -   December 31, 2002 and September 30, 2002................4

               Condensed Consolidated Statement of Shareholders' Equity
                   -   Three Months Ended December 31, 2002....................5

               Condensed Consolidated Statements of Cash Flows
                   -   Three Months Ended December 31, 2002 and 2001...........6

               Notes to Condensed Consolidated Financial Statements
                   -   December 31, 2002.......................................7

       Item 2. Management's Discussion and Analysis of Consolidated
                       Financial Condition and Results of Operations..........26

       Item 3. Quantitative and Qualitative Disclosure of Market Risk.........38

       Item 4. Controls and Procedures........................................38

Part II.  Other Information

       Item 1. Legal Proceedings..............................................39

       Item 6. Exhibits and Reports on Form 8-K...............................39

Signatures....................................................................40

                      PART I. ITEM 1. FINANCIAL INFORMATION
                            OSHKOSH TRUCK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended
                                                             December 31,
                                                           2002         2001
                                                           ----         ----
                                                         (In thousands, except
                                                           per share amounts)
Net sales                                                $426,336     $361,493
Cost of sales                                             368,697      311,469
                                                         --------     --------
Gross income                                               57,639       50,024
Operating expenses:
   Selling, general and administrative                     35,675       30,805
   Amortization of purchased intangibles                    1,602        1,440
                                                         --------     --------
         Total operating expenses                          37,277       32,245
                                                         --------     --------
Operating income                                           20,362       17,779
Other income (expense):
   Interest expense                                        (3,409)      (6,422)
   Interest income                                            187          285
   Miscellaneous, net                                        (276)        (250)
                                                         --------     --------
                                                           (3,498)      (6,387)
                                                         --------     --------
Income before provision for income taxes and
   equity in earnings of unconsolidated partnership        16,864       11,392
Provision for income taxes                                  6,204        3,304
                                                         --------     --------
Income before equity in earnings
   of unconsolidated partnership                           10,660        8,088

Equity in earnings of unconsolidated
   partnership, net of income taxes                           632          520
                                                         --------     --------
Net income                                               $ 11,292     $  8,608
                                                         ========     ========


Earnings per share                                       $   0.67     $   0.51

Earnings per share assuming dilution                     $   0.65     $   0.50

Cash dividends:
   Class A Common Stock                                  $0.07500     $0.07500
   Common Stock                                          $0.08625     $0.08625


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                      December 31, September 30,
                                                          2002         2002
                                                          ----         ----
                                                            (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                           $   19,367   $   40,039
   Receivables, net                                       138,668      142,709
   Inventories                                            233,214      210,866
   Prepaid expenses                                         8,255        7,414
   Deferred income taxes                                   31,155       26,008
                                                       ----------   ----------
      Total current assets                                430,659      427,036
Investment in unconsolidated partnership                   23,088       22,274
Other long-term assets                                     11,013       11,625
Property, plant and equipment                             265,277      261,045
Less accumulated depreciation                            (123,964)    (120,684)
                                                       ----------   ----------
   Net property, plant and equipment                      141,313      140,361
Purchased intangible assets, net                          103,309      104,316
Goodwill                                                  326,009      318,717
                                                       ----------   ----------
Total assets                                           $1,035,391   $1,024,329
                                                       ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $  101,084   $  116,422
   Floor plan notes payable                                29,474       23,801
   Customer advances                                      125,758      119,764
   Payroll-related obligations                             25,891       34,474
   Income taxes                                            17,534        8,597
   Accrued warranty                                        25,088       24,015
   Other current liabilities                               51,089       47,754
   Revolving credit facility and current maturities
      of long-term debt                                     9,777       18,245
                                                       ----------   ----------
      Total current liabilities                           385,695      393,072
Long-term debt                                            127,997      131,713
Deferred income taxes                                      40,332       39,303
Other long-term liabilities                                48,375       50,481
Commitments and contingencies - Note 10
Shareholders' equity                                      432,992      409,760
                                                       ----------   ----------
Total liabilities and shareholders' equity             $1,035,391   $1,024,329
                                                       ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             OSHKOSH TRUCK CORPORATION
                              CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        THREE MONTHS ENDED DECEMBER 31, 2002
                                                     (Unaudited)
                                                                                                  Accumulated
                                                                    Common Stock                     Other
                                 Common    Paid-In      Retained    in Treasury      Unearned     Comprehensive
                                  Stock    Capital      Earnings      at Cost      Compensation      Income         Total
                                  -----    -------      --------      -------      ------------      ------         -----
                                                                      (In thousands)
Balance at
   September 30, 2002            $ 178    $ 117,179    $ 300,713      $ (7,636)     $ (4,086)        $ 3,412     $ 409,760

Net income                           -            -       11,292             -             -               -        11,292
Gain on derivative
  instruments (net of
  income taxes of $23)               -            -            -             -             -              39            39
Currency translation
  adjustments                        -            -            -             -             -          11,011        11,011

Cash dividends:
   Class A Common Stock              -            -          (30)            -             -               -           (30)
   Common stock                      -            -       (1,435)            -             -               -        (1,435)

Amortization of unearned
  compensation                       -            -            -             -           171               -           171

Exercise of stock options            -          222            -           671             -               -           893

Tax benefit related to
   stock options exercised           -        1,291            -             -             -               -         1,291
                                 -----    ---------    ---------      --------      --------        --------     ---------

Balance at December 31, 2002     $ 178    $ 118,692    $ 310,540      $ (6,965)     $ (3,915)       $ 14,462     $ 432,992
                                 =====    =========    =========      ========      ========        ========     =========


The accompanying notes are an integral part of these condensed consolidated financial statements

                                   OSHKOSH TRUCK CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                                          Three Months Ended
                                                                             December 31,
                                                                       2002               2001
                                                                     --------           --------
                                                                            (In thousands)
Operating activities:
   Net income                                                        $ 11,292           $  8,608
   Non-cash adjustments                                                    49              3,000
   Changes in operating assets and liabilities                        (16,962)            31,516
                                                                     --------           --------
     Net cash provided from (used for) operating activities            (5,621)            43,124

Investing activities:
   Additions to property, plant and equipment                          (5,174)            (1,727)
   Proceeds from sale of property, plant and equipment                  1,879                  -
   Decrease (increase) in other long-term assets                          743               (757)
                                                                     --------           --------
     Net cash used for investing activities                            (2,552)            (2,484)

Financing activities:
   Net repayments under revolving credit facility                           -            (37,200)
   Repayment of long-term debt                                        (12,194)            (3,242)
   Dividends paid                                                      (1,459)            (1,437)
   Other                                                                  893                  5
                                                                     --------           --------
     Net cash used for financing activities                           (12,760)           (41,874)

Effect of exchange rate changes on cash                                   261               (131)
                                                                     --------           --------
Decrease in cash and cash equivalents                                 (20,672)            (1,365)

Cash and cash equivalents at beginning of period                       40,039             11,312
                                                                     --------           --------

Cash and cash equivalents at end of period                           $ 19,367           $  9,947
                                                                     ========           ========

Supplementary disclosures:
   Depreciation and amortization                                     $  6,106           $  6,072
   Cash paid for interest                                               1,624              5,163
   Cash paid for income taxes                                           1,443             18,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION
------------------------

The condensed consolidated financial statements included herein have been prepared by Oshkosh Truck Corporation (the "Company") without audit. However, the foregoing financial statements contain all adjustments (which include normal recurring adjustments except as disclosed herein) that are, in the opinion of the Company management, necessary to present fairly the condensed consolidated financial statements. Operating results for the periods presented may not be indicative of the annual results.

Certain reclassifications have been made to the fiscal 2002 financial statements to conform to the fiscal 2003 presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

2. NEW ACCOUNTING STANDARDS
---------------------------

In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The Company does not expect that

FIN 45 will have a material effect on its financial condition, results of operations or cash flows. See Note 11.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method for accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted early the provisions of SFAS No. 148 as of October 1, 2002 and has included the required disclosures in Note 9 to the Condensed Consolidated Financial Statements. Adoption of SFAS No. 148 did not have a material impact on the Company's financial condition, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

The Company is in the process of assessing the impact of FIN 46 on the Company and specifically as it relates to its interest in OMFSP (see Note 6). FIN 46 may not apply to the Company's interest in OMFSP. If it is determined to apply, the application of FIN 46 may result in the Company consolidating OMFSP in the Company's consolidated financial statements, or alternatively, it may result in the Company exploring alternatives such as selling or restructuring its interest in OMFSP.

3. COMPREHENSIVE INCOME
-----------------------

Total comprehensive income was as follows:

                                                      Three Months Ended
                                                         December 31,
                                                      2002          2001
                                                      ----          ----
                                                        (In thousands)
Net income                                           $11,292       $ 8,608
Currency translation adjustments                      11,011        (3,763)
Gains on derivative instruments,
   net of income taxes                                    39           (10)
                                                     -------       -------
Comprehensive income                                 $22,342       $ 4,835
                                                     =======       =======


4. EARNINGS PER SHARE
---------------------

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

                                                      Three Months Ended
                                                         December 31,
                                                      2002          2001
                                                      ----          ----
Denominator for basic earnings per share           16,941,490    16,715,530
Effect of dilutive options and incentive
  compensation awards                                 450,275       407,878
                                                   ----------    ----------
Denominator for dilutive earnings
  per share                                        17,391,765    17,123,408
                                                   ==========    ==========

Options to purchase 230,000 shares of Common Stock at $58.76 per share and 27,000 shares at $44.00 per share were outstanding in the first quarter of fiscal 2003 and the first quarter of fiscal 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Common Stock, and therefore, the effect would be anti-dilutive.

5. INVENTORIES
--------------

Inventories consist of the following:
                                                    December 31,   September 30,
                                                       2002            2002
                                                       ----            ----
                                                           (In thousands)
Finished products                                    $ 86,563        $ 67,147
Partially finished products                            93,642          89,742
Raw materials                                         117,275         121,596
                                                     --------        --------
Inventories at FIFO cost                              297,480         278,485
Less:  Progress/performance-based payments on
         U.S. government contracts                    (49,644)        (54,368)
       Excess of FIFO cost over LIFO cost             (14,622)        (13,251)
                                                     --------        --------
                                                     $233,214        $210,866
                                                     ========        ========


Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress/performance-based payments.


6. INVESTMENT IN UNCONSOLIDATED PARTNERSHIP
-------------------------------------------

The Company and an unaffiliated third party are general partners in Oshkosh/McNeilus Financial Services Partnership ("OMFSP"), a general partnership. OMFSP was formed in 1998 when each partner contributed existing lease assets (and in the case of the Company, related notes payable to third party lenders that were secured by such leases) to capitalize the partnership. OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to customers of the Company. OMFSP purchases trucks, truck bodies and concrete batch plants from the Company and the Company's affiliates for lease to end customers. Banks and other third party financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user lessees. Each partner funds one-half of the equity portion of the cost of new truck and batch plant purchases, and each partner is allocated its share of OMFSP cash flow and taxable income as determined by the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is recourse to, OMFSP. However, such debt is nonrecourse to the Company. Each of the two general partners have identical participating and protective rights and responsibilities, and accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

The Company's investment in unconsolidated partnership of $23,088 at December 31, 2002 included in the Company's Condensed Consolidated Balance Sheet represents the maximum exposure to loss as a result of the Company's ownership interest in the partnership. This exposure would be a noncash exposure. Further, the Company has recorded deferred income tax liabilities related to its investment in the unconsolidated partnership of $17,486 at December 31, 2002 that are included in long-term deferred income tax liabilities in the Company's Condensed Consolidated Balance Sheet. Should the Company's investment in the unconsolidated partnership be liquidated for any reason, this deferred income tax liability would reverse and result in an increase in current income taxes payable by the Company.

Summarized financial information of OMFSP is as follows (in thousands):

                                             December 31,     September 30,
                                                2002              2002
                                                ----              ----
Cash and cash equivalents                    $  4,118           $  2,037
Investments in sales-type leases, net         200,401            209,440
Other assets                                    1,183                553
                                             --------           --------
                                             $205,702           $212,030
                                             ========           ========

Notes payable                                $159,714           $166,442
Other liabilities                               3,481              4,146
Partners' equity                               42,507             41,442
                                             --------           --------
                                             $205,702           $212,030
                                             ========           ========

                                                  Three Months Ended
                                                      December 31,
                                                2002              2001
                                                ----              ----
Interest income                              $  3,980           $ 4,102
Net interest income                             1,106             1,035
Excess of revenues over expenses                1,241             1,015

7. PURCHASED INTANGIBLE ASSETS AND GOODWILL
-------------------------------------------

The following tables present details of the Company's purchased intangible assets:

                                                          December 31, 2002
                                 Weighted-  ---------------------------------------------
                                  Average                  Accumulated
                                    Life       Gross       Amortization          Net
                                    ----       -----       ------------          ---
                                   (Years)                (In thousands)
Amortizable:
 Distribution network               40.0     $ 53,000        $(8,320)         $ 44,680
 Non-compete                        14.5       40,128        (13,116)           27,012
 Technology-related                 17.8       20,843         (4,424)           16,419
 Other                               9.9       10,344         (1,158)            9,186
                                             --------        -------          --------
                                    25.5      124,315        (27,018)           97,297
Non-amortizable trade names                     6,012              -             6,012
                                             --------        -------          --------
 Total                                       $130,327        $27,018)         $103,309
                                             ========        =======          ========

                                                          September 30, 2002
                                 Weighted-  ---------------------------------------------
                                  Average                  Accumulated
                                    Life       Gross       Amortization          Net
                                    ----       -----       ------------          ---
                                   (Years)                (In thousands)
Amortizable:
 Distribution network               40.0      $ 53,000       $ (7,988)        $ 45,012
 Non-compete                        14.5        40,120        (12,350)          27,770
 Technology-related                 17.8        20,554         (4,070)          16,484
 Other                               9.9        10,313           (979)           9,334
                                              --------       --------         --------
                                    25.5       123,987        (25,387)          98,600
Non-amortizable trade names                      5,716              -            5,716
                                              --------       --------         --------
 Total                                        $129,703       $(25,387)        $104,316
                                              ========       ========         ========

Amortization expense recorded for the three months ended December 31, 2002 and 2001 was $1,602 and $1,440, respectively. The estimated future amortization expense of purchased intangible assets as of December 31, 2002 is as follows:

Fiscal Year Ending Sesptember 30,              Amount
---------------------------------              ------

2003 (remaining nine months)                  $ 4,794
2004                                            6,298
2005                                            6,253
2006                                            6,032
2007                                            5,898
2008                                            5,898
Future                                         62,124
                                              -------
                                              $97,297
                                              =======


The following table presents the changes in goodwill during the three months ended December 31, 2002:

                      Balance at         Foreign Currency       Balance at
                     September 30,         Translation          December 31,
    Segment              2002              Adjustment              2002
    -------              ----              ----------              ----
                                        (In thousands)

Commercial            $ 219,375             $ 7,292              $226,667
Fire and emergency       99,342                   -                99,342
                      ---------             -------              --------
  Total               $ 318,717             $ 7,292              $326,009
                      =========             =======              ========

8. LONG-TERM DEBT
-----------------

The Company has outstanding a senior credit facility consisting of a $170.0 million revolving credit facility ("Revolving Credit Facility") with no borrowings outstanding at December 31, 2002 and a Term Loan A with $36.0 million outstanding at December 31, 2002. The Revolving Credit Facility and the Term Loan A mature in January 2006.

At December 31, 2002, $13.6 million of outstanding letters of credit reduced available capacity under the Revolving Credit Facility to $156.4 million.

Substantially all the domestic tangible and intangible assets of the Company and its subsidiaries (including the stock of certain subsidiaries) are pledged as collateral under the senior credit facility. The senior credit facility includes customary affirmative and negative covenants.

The Company has outstanding $100.0 million of 8.75% senior subordinated notes. The Indenture governing the terms of the senior subordinated notes contains customary affirmative and negative covenants. The Subsidiary Guarantors (as defined below in Note 13) fully, unconditionally, jointly and severally guarantee the Company's obligations under the senior subordinated notes.

Certain of the Company's subsidiaries have outstanding debt to third parties totaling $1.8 million as of December 31, 2002.

9. STOCK-BASED EMPLOYEE COMPENSATION PLANS
------------------------------------------

At December 31, 2002, the Company had one stock-based employee compensation plan, which is described more fully in Note 10 to the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended September 30, 2002. The Company accounts for this stock-based plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Except for restricted stock awards granted in September 2002, no stock-based employee compensation cost was reflected in previously reported results for any period, as all options granted under this plan had an exercise price equal to the market value of the underlying Common Stock on the measurement date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                       Three Months Ended
                                                          December 31,
                                                       2002          2001
                                                       ----          ----
                                                     (In thousands, except
                                                         per share data)
Net income, as reported                              $ 11,292       $ 8,608
Add:  Stock-based employee compensation
   expense recorded for restricted stock
   awards, net of related tax effects                     171             -
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects                    (897)         (541)
                                                     --------       -------
                                                         (726)         (541)
                                                     --------       -------
Pro forma net income                                 $ 10,566       $ 8,067
                                                     ========       =======

Earnings per share:
   As reported                                       $   0.67       $  0.51
   Pro forma                                             0.62          0.48

Earnings per share assuming dilution:
   As reported                                       $   0.65       $  0.50
   Pro forma                                             0.61          0.47


10. COMMITMENTS AND CONTINGENCIES
---------------------------------

As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third party disposal and recycling facilities, which are licensed by appropriate governmental agencies. In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency ("EPA") or a state environmental agency for remediation. Under the Comprehensive Environmental Response, Compensation, and Liability Act (the "Superfund" law) and similar state laws, each potentially responsible party ("PRP")that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up the site. Typically, PRPs negotiate for the costs associated with cleaning up the site. Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup cost.

As to one such Superfund site, Pierce is one of 382 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. Currently, a report of the remedial investigation/feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at December 31, 2002. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company's final share of liability.

The Company is addressing a regional trichloroethylene ("TCE") groundwater plume at the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its liability, if any, associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes the ultimate liability associated with the TCE issue will not be materially different than the amount of reserves established for the matter as of December 31, 2002. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

In connection with the acquisition of the Geesink Norba Group, the Company identified potential soil and groundwater contamination impacts from solvents and metals at one of its manufacturing sites. The Company is conducting a study to identify the source of the contamination. Based on current estimates, the Company believes its liability at this site will not be material and any responsibility of the Company is adequately covered through reserves established by the Company at December 31, 2002.

The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability and state dealership regulation compliance proceedings, which arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to such matters and claims, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $147.5 million and open standby letters of credit issued by the Company's bank in favor of third parties totaling approximately $13.6 million at December 31, 2002.

11.WARRANTY AND GUARANTEE ARRANGEMENTS
--------------------------------------

The Company's products generally carry explicit warranties that extend from six months to two years, based on terms that are generally accepted in the marketplace. Selected components included in the Company's end products (such as engines, transmissions, tires, etc.) may include manufacturers' warranties. These manufacturers' warranties are generally passed on to the end customer of the Company's products, and the customer would generally deal directly with the component manufacturer.

The Company's policy is to record a provision for the expected cost of warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring Company obligations under the warranty plans. Historically, the cost of fulfilling the Company's warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. The Company's estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of features/components included in product models. Also, each quarter, the Company reviews actual warranty claims experience to determine if there are systemic defects that would require a field campaign.

Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue can arise which is beyond the scope of the Company`s historical experience. The Company provides for any such warranty issues as they become known and are estimable. If the estimate of warranty costs in the first quarter of fiscal 2003 was increased or decreased by 50%, the Company's accrued warranty costs, costs of sales and operating income would each change by $1.9 million, or 7.7%, 0.5% and 9.5%, respectively. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience.

Changes in the Company's warranty liability during the three months ended December 31, 2002 were as follows (in thousands):

Balance at September 30, 2002                                $24,015
Warranty provisions for the period                             3,883
Settlements made during the period                            (4,900)
Changes in liability for pre-existing warranties
   during the period, including expirations                    1,879
Foreign currency translation adjustment                          211
                                                             -------
Balance at December 31, 2002                                 $25,088
                                                             =======


In the fire and emergency segment, the Company provides guarantees of lease payments by customer-lessees to a third-party lessor of equipment purchased from the Company. The guarantee is limited to $1.0 million per year in total and is supported by the residual value of the related equipment. The Company's actual losses under these guarantees over the last ten years have been negligible. In accordance with FIN 45, no liabilities for pre-January 1, 2003 guarantees have been recorded. For all such guarantees issued after January 1, 2003, the Company will record the fair value of the guarantee as a liability and a reduction of the initial revenue recognized on the sale of equipment. The Company does not expect such liability to have a material impact on the Company's financial condition, results of operations or cash flows.

12. BUSINESS SEGMENT INFORMATION
--------------------------------

                                                       Three Months Ended
                                                          December 31,
                                                       2002          2001
                                                       ----          ----
                                                         (In thousands)

Net sales to unaffiliated customers:
  Commercial                                        $ 166,751      $ 129,429
  Fire and emergency                                  112,956         95,866
  Defense                                             148,609        136,575
  Intersegment eliminations                            (1,980)          (377)
                                                    ---------      ---------
    Consolidated                                    $ 426,336      $ 361,493
                                                    =========      =========

Operating income (loss):
  Commercial                                        $   7,652      $   7,296
  Fire and emergency                                   10,025          7,753
  Defense                                               9,588          8,042
  Corporate and other                                  (6,903)        (5,312)
                                                    ---------      ---------
    Consolidated operating income                      20,362         17,779
Net interest expense                                   (3,222)        (6,137)
Miscellaneous other                                      (276)          (250)
                                                    ---------      ---------
Income before income provision for taxes and
  equity in earnings of unconsolidated
  partnership                                       $  16,864       $ 11,392
                                                    =========      =========


                                                   December 31,   September 30,
                                                       2002           2002
                                                       ----           ----
                                                          (In thousands)

Identifiable assets:
  Commercial                                        $  627,006     $  593,489
  Fire and emergency                                   325,539        325,585
  Defense                                               75,143         75,392
  Corporate and other                                    7,703         29,863
                                                    ----------     ----------
    Consolidated                                    $1,035,391     $1,024,329
                                                    ==========     ==========

Net sales by geographic region based on product shipment destination were as follows:

                                                       Three Months Ended
                                                          December 31,
                                                       2002          2001
                                                       ----          ----
                                                         (In thousands)

United States                                       $ 377,988      $ 326,449
Other North America                                     1,587            346
Europe and Middle East                                 37,642         30,295
Other                                                   9,119          4,403
                                                    ---------      ---------
    Consolidated                                    $ 426,336      $ 361,493
                                                    =========      =========

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
-------------------------------------------------

The following tables present condensed consolidating financial information for:
(a) the Company; (b) on a combined basis, the guarantors of the senior subordinated notes, which include all wholly-owned subsidiaries of the Company ("Subsidiary Guarantors") other than the Geesink Norba Group, McNeilus Financial Services, Inc., Oshkosh/McNeilus Financial Services, Inc., and Oshkosh Equipment Finance, LLC which are the only non-guarantor subsidiaries of the Company ("Non-Guarantor Subsidiaries"), and (c) on a combined basis, the Non-Guarantor Subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

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

                                                  OSHKOSH TRUCK CORPORATION
                                        Condensed Consolidating Statements of Income
                                        For the Three Months Ended December 31, 2002
                                                       (Unaudited)

                                                         Subsidiary      Non-Guarantor
                                           Company       Guarantors       Subsidiaries      Eliminations       Consolidated
                                           -------       ----------       ------------      ------------       ------------
                                                                           (In thousands)
 Net sales                                $ 191,088      $  209,513         $ 37,114          $(11,379)          $ 426,336
 Cost of sales                              168,794         181,210           29,917           (11,224)            368,697
                                          ---------      ----------         --------          --------           ---------
 Gross income                                22,294          28,303            7,197              (155)             57,639

 Operating expenses:
   Selling, general and
     administrative                          15,316          14,850            5,509                 -              35,675
   Amortization of purchased
     intangibles                                  -           1,503               99                 -               1,602
                                          ---------      ----------         --------          --------           ---------
 Total operating expenses                    15,316          16,353            5,608                 -              37,277
                                          ---------      ----------         --------          --------           ---------
 Operating income                             6,978          11,950            1,589              (155)             20,362

 Other income (expense):
   Interest expense                          (5,619)           (636)             (12)            2,858              (3,409)
   Interest income                               89           2,969              (13)           (2,858)                187
   Miscellaneous, net                         2,787          (2,957)            (106)                -                (276)
                                          ---------      ----------         --------          --------           ---------
                                             (2,743)           (624)            (131)                -              (3,498)
                                          ---------      ----------         --------          --------           ---------
 Income before items noted below              4,235          11,326            1,458              (155)             16,864
 Provision for income taxes                   1,567           4,184              510               (57)              6,204
                                          ---------      ----------         --------          --------           ---------
 Income before items noted below              2,668           7,142              948               (98)             10,660

 Equity in earnings of subsidiaries
   and unconsolidated partnership,
   net of income taxes                        8,624               -              632            (8,624)                632
                                          ---------      ----------         --------          --------           ---------
 Net income                               $  11,292         $ 7,142         $  1,580          $ (8,722)          $  11,292
                                          =========      ==========         ========          ========           =========

                                        OSHKOSH TRUCK CORPORATION
                              Condensed Consolidating Statements of Income
                              For the Three Months Ended December 31, 2001
                                               (Unaudited)

                                                         Subsidiary      Non-Guarantor
                                           Company       Guarantors       Subsidiaries      Eliminations       Consolidated
                                           -------       ----------       ------------      ------------       ------------
                                                                           (In thousands)
 Net sales                                $ 161,690      $  174,165         $ 29,285          $ (3,647)          $ 361,493
 Cost of sales                              143,725         148,626           22,758            (3,640)            311,469
                                          ---------      ----------         --------          --------           ---------
 Gross income                                17,965          25,539            6,527               (7)              50,024

 Operating expenses:
   Selling, general and
     administrative                          12,755          13,483            4,567                 -              30,805
   Amortization of purchased
      intangibles                                 -           1,375               65                 -               1,440
                                          ---------      ----------         --------          --------           ---------
 Total operating expenses                    12,755          14,858            4,632                 -              32,245
                                          ---------      ----------         --------          --------           ---------
 Operating income                             5,210          10,681            1,895                (7)             17,779

 Other income (expense):
   Interest expense                          (7,070)         (5,895)             (32)            6,575              (6,422)
   Interest income                            5,088           1,772                -            (6,575)                285
   Miscellaneous, net                         2,955          (2,998)            (207)                -                (250)
                                          ---------      ----------         --------          --------           ---------
                                                973          (7,121)            (239)                -              (6,387)
                                          ---------      ----------         --------          --------           ---------
 Income before items noted below              6,183           3,560            1,656                (7)             11,392
 Provision for income taxes                   1,417           1,310              580                (3)              3,304
                                          ---------      ----------         --------          --------           ---------
 Income before items noted below              4,766           2,250            1,076                (4)              8,088

 Equity in earnings of subsidiaries
   and unconsolidated partnership,
   net of income taxes                        3,842             842              520            (4,684)                520
                                          ---------      ----------         --------          --------           ---------
 Net income                               $   8,608      $    3,092         $  1,596          $ (4,688)          $   8,608
                                          =========      ==========         ========          ========           =========


                                                                      21

                                        OSHKOSH TRUCK CORPORATION
                                   Condensed Consolidating Balance Sheets
                                             December 31, 2002
                                                (Unaudited)

                                                         Subsidiary      Non-Guarantor
                                           Company       Guarantors       Subsidiaries      Eliminations       Consolidated
                                           -------       ----------       ------------      ------------       ------------
                                                                           (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents               $  12,709      $    2,195         $  4,463         $       -          $   19,367
  Receivables, net                           51,754          53,848           39,020            (5,954)            138,668
  Inventories                                32,314         168,775           32,400              (275)            233,214
  Prepaid expenses and other                 25,907          10,824            2,679                 -              39,410
                                          ---------      ----------         --------         ---------          ----------
    Total current assets                    122,684         235,642           78,562            (6,229)            430,659
Investment in and advances to:
  Subsidiaries                              567,882           8,080                -          (575,962)                  -
  Unconsolidated partnership                      -               -           23,088                 -              23,088
Other long-term assets                        6,969           4,044                -                 -              11,013
Net property, plant and equipment            34,737          87,063           19,513                 -             141,313
Purchased intangible assets, net                 22          94,522            8,765                 -             103,309
Goodwill                                          -         212,095          113,914                 -             326,009
                                          ---------      ----------         --------         ---------          ----------
Total assets                              $ 732,294      $  641,446         $243,842         $(582,191)         $1,035,391
                                          =========      ==========         ========         =========          ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $  35,515      $   46,922         $ 24,557         $  (5,910)         $  101,084
  Floor plan notes payable                        -          29,474                -                 -              29,474
  Customer advances                          41,355          83,669              734                 -             125,758
  Payroll-related obligations                 8,928          10,102            6,861                 -              25,891
  Income taxes                               15,859               -            1,675                 -              17,534
  Accrued warranty                           11,996           9,531            3,561                 -              25,088
  Other current liabilities                  22,719          25,427            2,987               (44)             51,089
  Revolving credit facility and
    current maturities of long-term
    debt                                      9,500             226               51                 -               9,777
                                          ---------      ----------         --------         ---------          ----------
     Total current liabilities              145,872         205,351           40,426            (5,954)            385,695
Long-term debt                              126,500           1,375              122                 -             127,997
Deferred income taxes                       (10,922)         30,160           21,094                 -              40,332
Other long-term liabilities                  37,852           7,939            2,584                 -              48,375
Commitments and contingencies
Investments by and advances from
  (to) parent                                     -         396,621          179,616          (576,237)                  -
Shareholders' equity                        432,992               -                -                 -             432,992
                                          ---------      ----------         --------         ---------          ----------
Total liabilities and shareholders'
 equity                                   $ 732,294        $641,446         $243,842         $(582,191)         $1,035,391
                                          =========      ==========         ========         =========          ==========


                                        OSHKOSH TRUCK CORPORATION
                                   Condensed Consolidating Balance Sheets
                                             September 30, 2002
                                                (Unaudited)
                                                         Subsidiary      Non-Guarantor
                                           Company       Guarantors       Subsidiaries      Eliminations       Consolidated
                                           -------       ----------       ------------      ------------       ------------
                                                                           (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents               $  32,571      $    2,060         $  5,408         $       -          $   40,039
  Receivables, net                           50,520          62,311           33,655            (3,777)            142,709
  Inventories                                31,060         150,042           29,884              (120)            210,866
  Prepaid expenses and other                 25,505           6,773            1,144                 -              33,422
                                          ---------      ----------         --------         ---------          ----------
    Total current assets                    139,656         221,186           70,091            (3,897)            427,036
Investment in and advances to:
  Subsidiaries                              558,410           6,259                -          (564,669)                  -
  Unconsolidated partnership                      -               -           22,274                 -              22,274
Other long-term assets                        7,296           4,329                -                 -              11,625
Net property, plant and equipment            33,852          87,666           18,843                 -             140,361
Purchased intangible assets, net                 22          95,994            8,300                               104,316
Goodwill                                          -         212,095          106,622                 -             318,717
                                          ---------      ----------         --------         ---------          ----------
Total assets                              $ 739,236      $  627,529         $226,130         $(568,566)         $1,024,329
                                          =========      ==========         ========         =========          ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $  49,707      $   48,432         $ 22,027         $  (3,744)         $  116,422
  Floor plan notes payable                        -          23,801                -                 -              23,801
  Customer advances                          53,947          65,817                -                 -             119,764
  Payroll-related obligations                13,518          14,848            6,108                 -              34,474
  Income taxes                                8,064               -              533                 -               8,597
  Accrued warranty                           11,755           9,148            3,112                 -              24,015
  Other current liabilities                  18,148          25,457            4,182               (33)             47,754
  Revolving credit facility and
    current maturities of long-term
    debt                                     18,000             226               19                 -              18,245
                                          ---------      ----------         --------         ---------          ----------
     Total current liabilities              173,139         187,729           35,981            (3,777)            393,072
Long-term debt                              130,000           1,586              127                 -             131,713
Deferred income taxes                       (10,071)         27,445           21,929                 -              39,303
Other long-term liabilities                  36,408          11,654            2,419                 -              50,481
Commitments and contingencies
Investments by and advances from
  (to) parent                                     -         399,115          165,674          (564,789)                  -
Shareholders' equity                        409,760               -                -                 -             409,760
                                          ---------      ----------         --------         ---------          ----------
Total liabilities and shareholders'
 equity                                   $ 739,236      $  627,529         $226,130         $(568,566)         $1,024,329
                                          =========      ==========         ========         =========          ==========


                                        OSHKOSH TRUCK CORPORATION
                              Condensed Consolidating Statements of Cash Flow
                               For the Three Months Ended December 31, 2002
                                              (Unaudited)

                                                         Subsidiary      Non-Guarantor
                                           Company       Guarantors       Subsidiaries      Eliminations       Consolidated
                                           -------       ----------       ------------      ------------       ------------
                                                                           (In thousands)
Operating activities:
  Net income                              $  11,292      $    7,142         $  1,580          $ (8,722)          $  11,292
  Non-cash adjustments                       (1,163)          2,331           (1,119)                -                  49
  Changes in operating assets and
    liabilities                             (17,325)          3,270           (3,062)              155             (16,962)
                                          ---------      ----------         --------          --------           ---------
  Net cash provided from (used for)
    operating activities                     (7,196)         12,743           (2,601)           (8,567)             (5,621)

Investing activities:
  Investments in and advances to
    subsidiaries                              1,600         (11,457)           1,290             8,567                   -
  Additions to property, plant and
    equipment                                (2,537)         (2,535)            (102)                -              (5,174)
  Other                                         837           1,595              190                 -               2,622
                                          ---------      ----------         --------          --------           ---------
  Net cash provided from (used for)
    investing activities                       (100)        (12,397)           1,378             8,567              (2,552)

Financing activities:
  Repayment of long-term debt               (12,000)           (211)              17                 -             (12,194)
  Dividends paid                             (1,459)              -                -                 -              (1,459)
  Other                                         893               -                -                 -                 893
                                          ---------      ----------         --------          --------           ---------
  Net cash provided from (used for)
    financing activities                    (12,566)           (211)              17                 -             (12,760)
Effect of exchange rate changes on
  cash                                            -               -              261                 -                 261
                                          ---------      ----------         --------          --------           ---------
Increase (decrease) in cash and
  cash equivalents                          (19,862)            135             (945)                -             (20,672)
Cash and cash equivalents at
  beginning of period                        32,571           2,060            5,408                 -              40,039
                                          ---------      ----------         --------          --------           ---------
Cash and cash equivalents at
  end of period                           $  12,709      $    2,195         $  4,463          $      -           $  19,367
                                          =========      ==========         ========          ========           =========


                                        OSHKOSH TRUCK CORPORATION
                              Condensed Consolidating Statements of Cash Flow
                               For the Three Months Ended December 31, 2001
                                               (Unaudited)

                                                         Subsidiary      Non-Guarantor
                                           Company       Guarantors       Subsidiaries      Eliminations       Consolidated
                                           -------       ----------       ------------      ------------       ------------
                                                                           (In thousands)
Operating activities:
  Net income                              $   8,608      $    3,092         $  1,596          $ (4,688)          $   8,608
  Non-cash adjustments                         (194)          3,698            (504)                 -               3,000
  Changes in operating assets and
    liabilities                              10,659          20,478              372                 7              31,516
                                          ---------      ----------         --------          --------           ---------
  Net cash provided from operating
    activities                               19,073          27,268            1,464            (4,681)             43,124

Investing activities:
  Investments in and advances to
    subsidiaries                             20,891         (29,169)           3,718             4,560                   -
  Additions to property, plant and
    equipment                                  (412)           (446)            (869)                -              (1,727)
  Other                                          50             188             (995)                -                (757)
                                          ---------      ----------         --------          --------           ---------
  Net cash provided from (used for)
    investing activities                     20,529         (29,427)           1,854             4,560              (2,484)

Financing activities:
  Net repayments under
    revolving credit facility               (37,200)              -                -                 -             (37,200)
  Repayment of long-term debt                (2,850)           (376)             (16)                -              (3,242)
  Dividends paid                             (1,437)              -                -                 -              (1,437)
  Other                                           5               -                -                 -                   5
                                          ---------      ----------         --------          --------           ---------
  Net cash used for financing
    activities                              (41,482)           (376)             (16)                -             (41,874)
Effect of exchange rate changes on
  cash                                            -               -             (252)              121                (131)
                                          ---------      ----------         --------          --------           ---------
Increase (decrease) in cash and
  cash equivalents                           (1,880)         (2,535)           3,050                 -              (1,365)
Cash and cash equivalents at
  beginning of period                         4,726           3,394            3,192                 -              11,312
                                          ---------      ----------         --------          --------           ---------
Cash and cash equivalents at
  end of period                           $   2,846      $      859         $  6,242          $      -           $   9,947
                                          =========      ==========         ========          ========           =========

Item 2.  Oshkosh Truck Corporation
Management's Discussion and Analysis of
Consolidated Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Truck Corporation (the "Company" or "Oshkosh") believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, targets, projected sales, costs, earnings, capital spending and debt levels, and plans and objectives of management for future operations, including those under the caption "Fiscal 2003 Outlook," are forward-looking statements. When used in this Form 10-Q, words such as the Company "expects," "intends," "estimates," "anticipates," "believes," "should" or "plans" or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the outcome of defense truck procurement competitions, the cyclical nature of the Company's commercial and fire and emergency markets, risks related to reductions in government expenditures, the uncertainty of government contracts, disruptions in the supply of parts or components from sole source suppliers and subcontractors, competition, the challenges of identifying, completing, and integrating acquired businesses and risks associated with international operations and sales, including foreign currency fluctuations. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to the Company's Current Report on Form 8-K filed with the SEC on January 23, 2003.

All forward-looking statements, including those under the caption "Fiscal 2003 Outlook" speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. The Company has adopted a policy that if the Company makes a determination that it expects earnings for future periods for which projections are contained in this Quarterly Report on Form 10-Q to be lower than those projections, then the Company will publicly announce that fact. The Company's policy also provides that the Company does not intend to make such a public announcement if the Company makes a determination that it expects earnings for future periods to be at or above the projections contained in this Quarterly Report on Form 10-Q. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company's next quarterly conference call, if at all.

General

The major products manufactured and marketed by each of the Company's business segments are as follows:

Commercial - concrete mixer systems, refuse truck bodies, mobile and stationary refuse compactors and waste transfer stations, portable concrete batch plants and truck components sold to ready-mix companies and commercial and municipal waste haulers in the U.S., Europe and other international markets.

Fire and emergency - commercial and custom fire trucks, aircraft rescue and firefighting trucks, snow removal trucks, ambulances and other emergency vehicles primarily sold to fire departments, airports and other governmental units in the U.S. and abroad.

Defense - heavy- and medium-payload tactical trucks and supply parts sold to the U.S. military and to other militaries around the world.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in thousands):

                                                         First Quarter
                                                            Fiscal
                                                      2003            2002
                                                      ----            ----
Net sales to unaffiliated customers:
  Commercial                                        $166,751        $129,429
  Fire and emergency                                 112,956          95,866
  Defense                                            148,609         136,575
  Intersegment eliminations                           (1,980)           (377)
                                                    --------        --------
    Consolidated                                    $426,336        $361,493
                                                    ========        ========

First quarter Fiscal 2003 Compared to 2002

Consolidated net sales increased 17.9% to $426.3 million for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Net sales increases were recorded in all segments.

Commercial segment net sales increased 28.8% to $166.8 million for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Increased "package" sales (body and chassis) compared to "body-only" sales contributed most of the sales volume increase. Concrete placement product sales were up 66.8% in 2003 compared to 2002, as Company sales were favorably impacted by availability of Company-owned commercial chassis containing engines manufactured prior to the October 1, 2002 effective date for new environmental regulations. Refuse product sales were up 4.1% compared to 2002. U.S. refuse truck body and parts sales decreased 9.4% for the quarter, primarily due to substantially lower sales to large, U.S. commercial waste-haulers in spite of higher package sales. European refuse product sales were up 26.7% compared to 2002, generally as a result of increased package sales which are now being emphasized by the Company.

Fire and emergency segment net sales increased 17.8% to $113.0 million for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Increased sales volume and an improved product sales mix at the Company's Pierce Manufacturing Inc. ("Pierce") subsidiary were responsible for most of the segment revenue growth for the quarter compared to the prior year.

Defense segment net sales increased 8.8% to $148.6 million for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 due to increased sales of heavy-payload vehicles under the Company's Family of Heavy Tactical Vehicles ("FHTV") contract, which were partially offset by lower parts sales.

Analysis of Consolidated Operating Income

The following table presents operating income by business segment (in thousands):

                                                         First Quarter
                                                            Fiscal
                                                      2003            2002
                                                      ----            ----
Operating income (loss):
  Commercial                                        $ 7,652          $ 7,296
  Fire and emergency                                 10,025            7,753
  Defense                                             9,588            8,042
  Corporate and other                                (6,903)          (5,312)
                                                    -------          -------
    Consolidated operating income                   $20,362          $17,779
                                                    =======          =======


First Quarter Fiscal 2003 Compared to 2002

Consolidated operating income increased 14.5% to $20.4 million, or 4.8% of sales, in the first quarter of fiscal 2003, compared to $17.8 million, or 4.9% of sales, in the first quarter of fiscal 2002, consistent with the consolidated sales increase for the quarter.

Commercial segment operating income increased 4.9% to $7.7 million, or 4.6% of sales, in the quarter compared to $7.3 million, or 5.6% of sales, in the prior year quarter. Operating income margins were generally lower due to a higher percentage of package sales versus body-only sales in the current year quarter compared to the previous year. The Company earns a lower overall operating income margin on sales that include purchased commercial chassis. First quarter results in fiscal 2003 also benefited from a $0.5 million gain on the sale of certain operating equipment.

Fire and emergency segment operating income increased 29.3% to $10.0 million, or 8.9% of sales, in the quarter compared to $7.8 million, or 8.1% of sales, in the prior year first quarter. Increased sales volume, an improved product sales mix and favorable manufacturing cost performance at Pierce compared to the prior year were responsible for most of the improved earnings in this segment.

Defense segment operating income increased 19.2% to $9.6 million, or 6.5% of sales, compared to $8.0 million, or 5.9% of sales, in the prior year first quarter. Increased sales of higher-margin, heavy-payload vehicles under the FHTV contract contributed to the increase in operating income in the quarter compared to the prior year. Margins on the Company's Medium Tactical Vehicle Replacement ("MTVR") contract were 3.3% in the first quarter of fiscal 2002. Margins on the MTVR contract were increased in the third quarter of fiscal 2002 to 4.3% and have remained at that level since then, including the current quarter. The difference in the margin percentage added approximately $0.7 million to the operating income for the quarter compared to the prior year quarter. Bid and proposal efforts continued at a high rate during the quarter as the Company submitted its initial bid on the multi-year Family of Medium Tactical Vehicles ("FMTV") contract in November 2002 and pursued other defense programs in the United Kingdom.

Consolidated selling, general and administrative expenses decreased to 8.4% of sales in the first quarter of fiscal 2003 compared to 8.5% of sales in the first quarter of fiscal 2002. Substantially higher package sales of commercial chassis and truck bodies during the first quarter of fiscal 2003 muted the impact on selling, general and administrative expenses as a percentage of sales of increased bid and proposal costs in the Company's defense segment with respect to long-term truck procurement competitions and higher corporate expenses. Corporate operating expenses and inter-segment profit elimination increased $1.6 million to $6.9 million, or 1.6% of consolidated sales, for the first quarter of fiscal 2003 from $5.3 million, or 1.5% of consolidated sales, for the first quarter of 2002. The increase in corporate operating expenses was largely due to a previously reported plan to increase investments in people and services.

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2003 Compared to 2002

Net interest expense decreased $2.9 million to $3.2 million in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, largely as a result of debt reductions in fiscal 2002 as a result of performance-based payments on the MTVR and FHTV contracts and free cash flow from operations.

The effective income tax rate for the first quarter of fiscal 2003 was 36.8% compared to 29.0% for the first quarter of fiscal 2002. The provision for income taxes in the first quarter of fiscal 2002 included a $0.9 million, or $0.05 per share, credit related to audit settlements in December 2001 of research and development tax credit claims. Excluding the impact of the settlements, the Company's effective income tax rate was 36.6% in the first quarter of fiscal 2002.

Equity in earnings of an unconsolidated partnership of $0.6 million in the first quarter of fiscal 2003 and $0.5 million in the first quarter of fiscal 2002 represents the Company's equity interest in a lease financing partnership.

Financial Condition

First Quarter of Fiscal 2003

During the quarter, cash decreased by $20.7 million to $19.4 million at December 31, 2002. The reduction in cash during the quarter was largely due to cash used in operating activities of $5.6 million, capital expenditures of $5.2 million, dividends of $1.5 million and repayments of long-term debt of $12.2 million.

In the first quarter of fiscal 2003, net cash used in operating activities of $5.6 million was significantly different than the $43.1 million of net cash provided from operating activities in the first quarter of fiscal 2002. This variance between periods was primarily due to cash flows associated with changes in operating assets and liabilities. The following table presents cash flows associated with changes in operating assets and liabilities.

                                                         First Quarter
                                                            Fiscal
                                                      2003            2002
                                                      ----            ----
Receivables, net                                    $  6,481         $60,398
Inventories                                          (20,282)          7,279
Accounts payable                                     (16,890)        (35,483)
Floor plan notes payable                               5,673          (7,120)
Customer advances                                      5,961          24,752
Income taxes                                          10,142         (10,925)
Other                                                 (8,047)         (7,385)
                                                    --------         -------
  Source (use) of cash                              $(16,962)        $31,516
                                                    ========         =======


During the first quarter of fiscal 2003, the Company was building inventories in anticipation of an expected increase in sales in the second half of fiscal 2003. During the first quarter of fiscal 2002, the Company was liquidating significant receivables from a large commercial waste- hauler related to a higher concentration of sales in the previous quarter. In addition, the Company was liquidating significant receivables and inventories associated with a large foreign military sale.

The Company's debt-to-total capital ratio at December 31, 2002 was 24.1% compared to 26.8% at September 30, 2002.

Liquidity and Capital Resources

The Company had $156.4 million of unused availability under the terms of its Revolving Credit Facility as of December 31, 2002. The Company's primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends, and, potentially, future acquisitions. The primary sources of cash are expected to be cash flow from operations and borrowings under the Company's Revolving Credit Facility.

The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to changes in working capital requirements arising principally from seasonal fluctuations in sales, the start-up or conclusion of large defense contracts and the timing of receipt of individually large progress and performance-based payments from the U.S. Department of Defense ("DoD").

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

Interest rates on borrowings under the Company's senior credit facility are variable and are equal to the "Base Rate" (which is equal to the higher of a bank's reference rate and the federal funds rate plus 0.50%) or the "IBOR Rate" (which is the bank's inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 1.00% and 1.00% for IBOR Rate loans under the Company's Revolving Credit Facility and Term Loan A, respectively, as of December 31, 2002. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rate on borrowings outstanding at December 31, 2002 was 2.40% for Term Loan A. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

Based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2003. See "Fiscal 2003 Outlook." Capital resource requirements may change, however, because the Company maintains an active acquisitions strategy and the capital requirements of this strategy cannot be reasonably estimated. In addition, the Company could face significant working capital requirements in the event of an award of major new business arising from current truck procurement competitions for new defense contracts in the U.S. and the U.K.

Contractual Obligations and Commercial Commitments

The Company's contractual obligations and commercial commitments disclosures in its Annual Report on Form 10-K for the year ended September 30, 2002 have not materially changed since that report was filed, except for the addition of two operating leases in connection with a manufacturing facility and in connection with certain equipment with combined total minimum rentals of $13.6 million; with payments due of $0.8 million for the remainder of fiscal 2003, $1.2 million annually in fiscal 2004 through fiscal 2007 and $8.0 million thereafter.

Application of Critical Accounting Policies

The Company's application of critical accounting policies disclosures in its Annual Report on Form 10-K for the year ended September 30, 2002 have not materially changed since that report was filed.

Critical Accounting Estimates

The Company's disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2002 have not materially changed since that report was filed.

New Accounting Standards

Guarantee Obligations: In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The Company does not expect that FIN 45 will have a material effect on its financial condition, results of operations or cash flows. See Note 11.

Accounting for Stock-Based Compensation: In December 2002, the FASB issued
SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method for accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted early the provisions of SFAS No. 148 as of October 1, 2002 and has included the required disclosures in Note 9 to the Condensed Consolidated Financial Statements. Adoption of SFAS No. 148 did not have a material impact on the Company's financial condition, results of operations or cash flows.

Variable Interest Entities: In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

The Company is in the process of assessing the impact of FIN 46 on the Company and specifically as it relates to its interest in OMFSP (see Note

6). FIN 46 may not apply to the Company's interest in OMFSP. If it is determined to apply, the application of FIN 46 may result in the Company consolidating OMFSP in the Company's consolidated financial statements, or alternatively, it may result in the Company exploring alternatives such as selling or restructuring its interest in OMFSP.

Customers and Backlog

Sales to the DoD comprised approximately 38% of the Company's sales in the first quarter of fiscal 2003. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

The Company's backlog at December 31, 2002 increased 26.4% to $1,074.3 million compared to $849.7 million at December 31, 2001. Commercial segment backlog increased 13.3% to $152.4 million at December 31, 2002 compared to December 31, 2001. Backlog for front-discharge concrete mixers was up 59.6% million while backlog for rear-discharge concrete mixers was down 7.9%. Backlog for refuse packers was down 25.0% domestically but up 41.1% in Europe. Front-discharge concrete mixer backlog increased due to strong orders in recent quarters. Rear-discharge concrete mixer backlog decreased slightly in the quarter compared to the prior year quarter due to higher shipments in the first quarter of fiscal 2003. The domestic refuse backlog was lower due to fewer orders from large, U.S. commercial waste-haulers. European refuse backlog increased due to a higher mix of chassis and body orders versus body-only orders and a stronger euro compared to the U.S. dollar. Fire and emergency segment backlog increased 2.6% to $315.8 million at December 31, 2002 compared to December 31, 2001. The defense segment backlog increased 48.8% to $606.0 million at December 31, 2002 compared to December 31, 2001. During the first quarter of fiscal 2003, the Company recorded $213.7 million in orders for heavy-payload vehicles under the FHTV contract. In the prior year, orders for the succeeding program year under the FHTV contract were not received until the second fiscal quarter. Approximately 19.0% of the December 31, 2002 backlog is not expected to be filled in fiscal 2003.

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

Fiscal 2003 Outlook

The Company estimates that consolidated net sales will grow approximately 3.2% in fiscal 2003 to $1.8 billion. The Company expects consolidated operating income to increase 6.2% to approximately $118.0 million in fiscal 2003, or approximately 6.6% of sales. The Company expects earnings per share from continuing operations assuming dilution of $3.70 per share in fiscal 2003.

The Company estimates that commercial segment sales will increase 1.0% in fiscal 2003 to $685.0 million. The Company expects a slight improvement in the concrete placement market, estimating a 4.5% increase in concrete placement sales in fiscal 2003, attributable to higher package sales. The Company expects its U.S. refuse sales to decline about 2.0% in fiscal 2003. The Company expects industry volume to decline about 10% in fiscal 2003, but the Company expects volume increases from its largest commercial waste customers and other market share gains to offset most of the industry decline. The Company expects its U.S. refuse sales to decline approximately 10.0% in the first half of fiscal 2003 before increasing in the second half, each compared to the prior year. The Company estimates that the Geesink Norba Group sales will decline approximately 4.5% in fiscal 2003 based on an estimated weak European economy.

The Company estimates that commercial segment operating income will increase approximately 3.9% in fiscal 2003 to $49.0 million. The Company expects concrete placement operating income to increase 3.5% reflecting a strong order rate for front-discharge concrete mixers and favorable manufacturing cost performance, offset in part by anticipated development spending with respect to the Revolution(TM) composite concrete mixer drum. The Company plans to sell a few hundred Revolution drums in fiscal 2003, utilizing the production facilities of the Company's partner in Australia. Freight costs from Australia will limit any profit opportunity from those sales. The Company plans to have a U.S. production facility for the Revolution drum operational by the end of fiscal 2003, and to reach high rate of production for sales in fiscal 2004. In fiscal 2005 and fiscal 2006, the Company plans to acquire the rights to this technology for Europe, Asia, Australia and perhaps Africa/Middle East. The Company expects domestic refuse operating income to be down slightly in fiscal 2003 due primarily to a weaker product mix involving more package sales of chassis and packer bodies and fewer body-only sales. Whereas previously the Company had expected most of the increase in commercial segment operating income to come from cost reductions implemented at the Geesink Norba Group, the Company is now projecting Geesink Norba Group operating income to increase only about 16.0% in fiscal 2003. Most of the cost reduction implemented at the Geesink Norba Group in fiscal 2002 is being offset by weaker end markets. Several European refuse markets, most notably Germany, have weakened sharply in the last three months.

The Company expects that fire and emergency segment sales will be up 7.1% to $510.0 million in fiscal 2003. This increase reflects strong first quarter sales and about a 4.5% increase in sales for the remainder of the fiscal year. During the first fiscal quarter, the Company believes that municipal spending on fire apparatus began to slow. The Company believes that it may have lost some orders during the last six months of calendar 2002 as Pierce increased prices much faster than competitors to pass through engine price increases resulting from new environmental regulations that became effective on October 1, 2002. The Company expects this order slowdown to have a minimal effect on fiscal 2003 results because Pierce's backlog extends through mid-August for most products and into September for many products. The Company estimates fire and emergency operating income to increase about 4.0% for the balance of the fiscal year, resulting in an 8.2% increase to approximately $53.0 million in fiscal 2003, consistent with the estimated sales increase.

The Company estimates defense segment sales to increase 2.5% to $610.0 million in fiscal 2003. The Company estimates that sales under the MTVR contract will decline approximately $16.0 million, but that sales under a new U.K. tank transporter contract will be approximately $46.0 million. The Company estimates defense segment operating income to increase 8.1% to approximately $44.0 million in fiscal 2003. This estimate assumes significant bid and proposal spending and pre-contract costs in fiscal 2003 at levels above fiscal 2002 with respect to several U.S. and U.K. defense truck programs. This estimate further assumes that MTVR contract margins remain at 4.3% in fiscal 2003. The Company continues to target margins of 6.0% to 6.5% over the contract life. Subject to attaining certain milestones and cost performance, the Company estimates that a one percentage point increase in MTVR margins in fiscal 2003 on a full-year basis would amount to $7.6 million in operating income, or $0.27 per share. The Company reviews its estimated costs to complete the MTVR long-term production contract periodically, or as events change, based on factors such as the cost performance achieved to date and the durability of fielded trucks. In June 2002, the Company negotiated a modification of the MTVR contract to replace a bare chassis with requirements for vehicles with a dump or a wrecker variant. The wrecker variants are complex vehicles that will undergo significant testing. The U.S. Marine Corps has until January 2004 to fund the wrecker requirements under the contract. How these wreckers perform in the testing, the timing and number of wreckers actually funded by the U.S. Marine Corps under the contract and the cost performance on those trucks will be important factors in the Company's ability to achieve its targeted MTVR margins of 6.0% to 6.5% over the life of the contract.

The Company was named the preferred bidder on a major defense program for the United Kingdom on January 10, 2003 to provide 350 wheeled tankers that supply fuel and water on missions worldwide. Including parts and service, the Company expects the contract value to approximate $250 million over the next fifteen years. The contract negotiations with respect to the opportunity are expected to take approximately two to three months and could potentially be terminated at any time. During that period, the Company expects to incur significant pre-contract costs that would be expensed as incurred. If a contract is negotiated, sales are not expected until fiscal 2004, and then would extend through fiscal 2006.

The Company expects corporate expenses to increase from $25.8 million in fiscal 2002 to $28.0 million in fiscal 2003. The increase reflects investments planned to build the Company's management team.

The Company expects net interest expense to approximate $18.0 million in fiscal 2003. The Company projects debt to decline on average in fiscal 2003 following the significant debt reduction in fiscal 2002; however, the Company expects interest rates to rise and working capital requirements to increase progressively during fiscal 2003 due to the start-up of the U.K. tank transporter contract and potential work on the U.K. wheeled tanker contract.

The Company expects debt to increase from $137.8 million at December 31, 2002 to $175.0 million at March 31, 2003 and $200.0 million at June 30, 2003 before declining to $150.0 million at September 30, 2003. These fluctuations reflect seasonal working capital requirements of the commercial segment and the start-up of the U.K. tank transporter contract. The Company estimates capital spending at no more than $30.0 million in fiscal 2003, including the required capital spending to construct a Revolution composite concrete mixer drum manufacturing facility.

The expectations set forth in this "Fiscal 2003 Outlook" are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, no economic recovery or recession in U.S. and European economies; the Company's estimates for concrete placement activity, housing starts and mortgage rates; the Company's expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company's ability to achieve cost reductions; the anticipated level of sales and margins associated with the FHTV contract, international defense truck sales and production under the MTVR contract; the Company's planned spending on product development, bid and proposal activities and pre-contract costs with respect to defense truck procurement competitions and the outcome of such competitions; the Company's estimates for capital expenditures of municipalities for fire and emergency and refuse products, of airports for rescue products and of large commercial waste haulers; the expected level of sales and operating income of the Geesink Norba Group; the Company's ability to sustain market share gains by its fire and emergency and refuse products businesses; anticipated levels of sales of, and capital expenditures associated with, the Revolution composite mixer drum; the Company's estimates for insurance, steel and litigation costs; the impact of environmental regulations relating to diesel engines on sales of the Company's commercial and fire and emergency products; the Company's estimates for debt levels, interest costs and working capital needs; and that the Company does not complete any acquisitions. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company's ability to achieve the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2002 and have not materially changed since that report was filed.

Item 4.  Controls and Procedures

           (a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

           (b) Changes in internal controls. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                DECEMBER 31, 2002



ITEM 1 LEGAL PROCEEDINGS
------------------------

      None.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)   Exhibits
--------------

     (99.1) Written Statement of the Chairman, President and Chief Executive
            Officer, pursuant to 18 U.S.C. ss.1350, dated January 29, 2003.

     (99.2) Written Statement of the Executive Vice President and Chief
            Financial Officer, pursuant to 18 U.S.C. ss.1350, dated January 29, 2003.


(b) Reports on Form 8-K
-----------------------

      Current Report on Form 8-K dated October 29, 2002 reporting the announcement of the Company's earnings for the fourth quarter and fiscal year ended September 30, 2002, a conference call in connection with such announcement and risk factors for the Company.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OSHKOSH TRUCK CORPORATION

January 29, 2003                  /s/  R. G. Bohn
                              ----------------------------------------------
                              R. G. Bohn
                              Chairman, President and
                              Chief Executive Officer
                              (Principal Executive Officer)


January 29, 2003                  /s/ C. L. Szews
                              ----------------------------------------------
                              C. L. Szews
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)



January 29, 2003                  /s/ T. J. Polnaszek
                              ----------------------------------------------
                              T. J. Polnaszek
                              Vice President and Controller
                              (Principal Accounting Officer)

                                 CERTIFICATIONS


I, Robert G. Bohn, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Oshkosh Truck Corporation;
         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


January 29, 2003                  /s/ Robert G. Bohn
                              ----------------------------------------------
                              Robert G. Bohn
                              Chairman, President and Chief Executive Officer

I, Charles L. Szews, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Oshkosh Truck Corporation;
         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


January 29, 2003                  /s/ Charles L. Szews
                              ---------------------------------------
                              Charles L. Szews
                              Executive Vice President and Chief Financial
                              Officer

EXHIBIT INDEX
-------------

Exhibit No.           Description
-----------           -----------


(99.1) Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C ss.1350, dated January 29, 2003.

(99.2) Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated January 29, 2003.