Form 10-Q
period 2003-03-31
OSHKOSH TRUCK CORP
filed 2003-05-02
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2003.

                                       or

( ) Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the Transition period from ______________ to ___________________

Commission File Number 1-31371

                           Oshkosh Truck Corporation
--------------------------------------------------------------------------------
            [Exact name of registrant as specified in its charter]

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

Indicate the number of shares outstanding of each of the issuer's classes as common stock, as of the latest practicable date.

Class A Common Stock Outstanding as of April 28, 2003:  413,425

Common Stock Outstanding as of April 28, 2003:       16,652,734

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                      FOR THE QUARTER ENDED MARCH 31, 2003


                                                                            Page
Part I.   Financial Information

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Statements of Income
                    -    Three Months and Six Months Ended
                           March 31, 2003 and 2002.............................3

               Condensed Consolidated Balance Sheets
                    -    March 31, 2003 and September 30, 2002.................4

               Condensed Consolidated Statement of Shareholders' Equity
                    -    Six Months Ended March 31, 2003.......................5

               Condensed Consolidated Statements of Cash Flows
                    -    Six Months Ended March 31, 2003 and 2002 .............6

               Notes to Condensed Consolidated Financial Statements
                    -    March 31, 2003........................................7

     Item 2.   Management's Discussion and Analysis of Consolidated
                    Financial Condition and Results of Operations ............28

     Item 3.   Quantitative and Qualitative Disclosures about
                    Market Risk...............................................43

     Item 4.   Controls and Procedures........................................43


Part II.  Other Information

     Item 1.   Legal Proceedings .............................................45

     Item 4.   Submission of Matters to a Vote of Security Holders............45

     Item 6.   Exhibits and Reports on Form 8-K ..............................46

Signatures....................................................................47

                              PART I. ITEM 1. FINANCIAL INFORMATION
                                    OSHKOSH TRUCK CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)

                                                  Three Months Ended         Six Months Ended
                                                       March 31,                 March 31,
                                                  2003         2002         2003         2002
                                               ----------   ----------   ----------   ----------
                                                    (In thousands, except per share amounts)

Net sales                                      $ 453,377    $ 415,605    $ 879,713    $ 777,098
Cost of sales                                    387,585      356,109      756,282      667,578
                                               ----------   ----------   ----------   ----------
Gross income                                      65,792       59,496      123,431      109,520
Operating expenses:
   Selling, general and administrative            39,798       34,439       75,473       65,244
   Amortization of purchased intangibles           1,607        1,475        3,209        2,915
                                               ----------   ----------   ----------   ----------
         Total operating expenses                 41,405       35,914       78,682       68,159
                                               ----------   ----------   ----------   ----------

Operating income                                  24,387       23,582       44,749       41,361

Other income (expense):
   Interest expense                               (3,497)      (5,617)      (6,906)     (12,039)
   Interest income                                   307          271          494          556
   Miscellaneous, net                                601           51          325         (199)
                                               ----------   ----------   ----------   ----------
                                                  (2,589)      (5,295)      (6,087)     (11,682)
                                               ----------   ----------   ----------   ----------
Income before provision for income taxes
 and equity in earnings of unconsolidated
 partnership                                      21,798       18,287       38,662       29,679
Provision for income taxes                         8,178        6,706       14,382       10,010
                                               ----------   ----------   ----------   ----------
Income before equity in earnings
 of unconsolidated partnership                    13,620       11,581       24,280       19,669

Equity in earnings of unconsolidated
 partnership, net of income taxes                    494          586        1,126        1,106
                                               ----------   ----------   ----------   ----------
Net income                                     $  14,114    $  12,167    $  25,406    $  20,775
                                               ==========   ==========   ==========   ==========


Earnings per share                             $    0.83    $    0.72    $    1.50    $    1.24

Earnings per share assuming dilution           $    0.81    $    0.70    $    1.46    $    1.21

Cash dividends:
   Class A Common Stock                        $ 0.07500    $ 0.07500    $ 0.15000    $ 0.15000
   Common Stock                                $ 0.08625    $ 0.08625    $ 0.17250    $ 0.17250


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    March 31,   September 30,
                                                       2003         2002
                                                   ----------   -------------
                                                         (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                       $   19,794    $   40,039
   Receivables, net                                   161,517       142,709
   Inventories                                        266,993       210,866
   Prepaid expenses                                     7,640         7,414
   Deferred income taxes                               32,281        26,008
                                                   ----------    ----------
      Total current assets                            488,225       427,036
Investment in unconsolidated partnership               21,870        22,274
Other long-term assets                                 22,330        11,625
Property, plant and equipment                         270,922       261,045
Less accumulated depreciation                        (127,688)     (120,684)
                                                   ----------    ----------
   Net property, plant and equipment                  143,234       140,361
Purchased intangible assets, net                      101,994       104,316
Goodwill                                              329,453       318,717
                                                   ----------    ----------
Total assets                                       $1,107,106    $1,024,329
                                                   ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $  115,749    $  116,422
   Floor plan notes payable                            31,870        23,801
   Customer advances                                  164,114       119,764
   Payroll-related obligations                         30,638        34,474
   Income taxes                                         3,572         8,597
   Accrued warranty                                    26,297        24,015
   Other current liabilities                           50,635        47,754
   Revolving credit facility and current
    maturities of long-term debt                       13,227        18,245
                                                   ----------    ----------
        Total current liabilities                     436,102       393,072
Long-term debt                                        124,526       131,713
Deferred income taxes                                  46,921        39,303
Other long-term liabilities                            48,588        50,481
Commitments and contingencies - Note 10
Shareholders' equity                                  450,969       409,760
                                                   ----------    ----------
Total liabilities and shareholders' equity         $1,107,106    $1,024,329
                                                   ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                OSHKOSH TRUCK CORPORATION
                                CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                            SIX MONTHS ENDED MARCH 31, 2003
                                                       (Unaudited)

                                                                     Common                     Accumulated
                                                                    Stock in                       Other
                                Common     Paid-In     Retained     Treasury      Unearned     Comprehensive
                                Stock      Capital     Earnings      at Cost    Compensation       Income        Total
                               --------   ---------   ---------    ----------   ------------   -------------   ---------
                                                                  (In thousands)
Balance at
 September 30, 2002            $    178   $ 117,179   $ 300,713    $  (7,636)    $  (4,086)      $   3,412     $ 409,760

Net income                           --          --      25,406           --            --              --        25,406

Gain on derivative
 instruments (net of
 income taxes of $20)                --          --          --           --            --             (33)          (33)

Currency translation
  adjustments                        --          --          --           --            --          15,990        15,990

Cash dividends:
   Class A Common Stock              --          --         (62)          --            --              --           (62)
   Common Stock                      --          --      (2,871)          --            --              --        (2,871)

Amortization of unearned
 compensation                        --          --          --           --           342              --           342

Exercise of stock options            --         210          --          754            --              --           964

Tax benefit related to
 stock options exercised             --       1,473          --           --            --              --         1,473
                               --------   ---------   ---------    ---------     ---------       ---------     ---------

Balance at March 31, 2003      $    178   $ 118,862   $ 323,186    $  (6,882)    $  (3,744)      $  19,369     $ 450,969
                               ========   =========   =========    =========     =========       =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended
                                                              March 31,
                                                       ---------------------
                                                         2003         2002
                                                       --------     --------
                                                           (In thousands)
Operating activities:
   Net income                                          $ 25,406     $ 20,775
   Non-cash adjustments                                   9,979        4,597
   Changes in operating assets and liabilities          (25,469)      60,494
                                                       --------     --------
      Net cash provided from operating activities         9,916       85,866

Investing activities:
   Additions to property, plant and equipment           (11,767)      (4,873)
   Proceeds from sale of assets                           3,760            1
   Increase in other long-term assets                    (8,409)      (1,305)
                                                       --------     --------
      Net cash used for investing activities            (16,416)      (6,177)

Financing activities:
   Net repayments under revolving credit facility             -      (55,200)
   Repayment of long-term debt                          (12,219)     (21,830)
   Dividends paid                                        (2,927)      (2,875)
   Other                                                    964        1,941
                                                       --------     --------
      Net cash used for financing activities            (14,182)     (77,964)

Effect of exchange rate changes on cash                     437          (13)
                                                       --------     --------
Increase (decrease) in cash and cash equivalents        (20,245)       1,712

Cash and cash equivalents at beginning of period         40,039       11,312
                                                       --------     --------

Cash and cash equivalents at end of period             $ 19,794     $ 13,024
                                                       ========     ========

Supplementary disclosures:
   Depreciation and amortization                       $ 12,328     $ 12,249
   Cash paid for interest                                 7,136       12,203
   Cash paid for income taxes                            17,583       27,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           OSHKOSH TRUCK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
               (In thousands, except share and per share amounts)
                                  (Unaudited)

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

2.   NEW ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The adoption of FIN 45 did not have a material effect on the Company's financial condition, results of operations or cash flows (see Note 11).

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method for accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted early the provisions of SFAS No. 148 as of October 1, 2002 and has included the required disclosures in Note 9. Adoption of SFAS No. 148 did not have a material impact on the Company's financial condition, results of operations or cash flows.

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

The Company is in the process of assessing the impact of FIN 46 as it relates to its interest in Oshkosh/McNeilus Financial Services Partnership ("OMFSP") (see
Note 6). The Company expects to complete such assessment and adopt FIN 46 in the fourth quarter of fiscal 2003. FIN 46 may not apply to the Company's interest in OMFSP because there is substantial evidence that the partnership is a voting interest entity rather than a variable interest entity. If it is determined to apply, then the Company would likely sell its interest in OMFSP or restructure its interest in OMFSP such that the Company is not considered a primary beneficiary of OMFSP.

3.   COMPREHENSIVE INCOME

Total comprehensive income is as follows:

                                                 Three Months Ended        Six Months Ended
                                                      March 31,                 March 31,
                                                 2003         2002         2003         2002
                                               --------     --------     --------     --------
                                                   (In thousands)           (In thousands)
Net income                                     $ 14,114     $ 12,167     $ 25,406     $ 20,775
Currency translation adjustments                  4,979       (2,318)      15,990       (6,081)
Derivative instruments,
 net of income taxes                                (72)          (5)         (33)         (15)
                                               --------     --------     --------     --------
Comprehensive income                           $ 19,021     $  9,844     $ 41,363     $ 14,679
                                               ========     ========     ========     ========

4.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

                                                 Three Months Ended        Six Months Ended
                                                      March 31,                 March 31,
                                                 2003         2002         2003         2002
                                              ----------   ----------   ----------   ----------
Denominator for basic earnings per share      16,988,072   16,788,624   16,964,525   16,751,675
Effect of dilutive options and incentive
  compensation awards                            454,121      491,892      452,441      458,159
                                              ----------   ----------   ----------   ----------
Denominator for dilutive earnings
  per share                                   17,442,193   17,280,516   17,416,966   17,209,834
                                              ==========   ==========   ==========   ==========

Options granted on February 4, 2003 to purchase 27,000 shares at $62.47 per share and options granted on February 8, 2002 to purchase 30,000 shares at $55.00 per share in fiscal 2003 and 2002, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Common Stock, and therefore, the effect would have been anti-dilutive.

5.   INVENTORIES

Inventories consist of the following:

                                                  March 31,    September 30,
                                                    2003           2002
                                                  ---------    -------------
                                                        (In thousands)
Finished products                                 $ 96,049       $ 67,147
Partially finished products                        115,851         89,742
Raw materials                                      119,336        121,596
                                                  --------       --------
Inventories at FIFO cost                           331,236        278,485
Less:  Performance-based payments on
         U.S. government contracts                 (48,732)       (54,368)
       Excess of FIFO cost over LIFO cost          (15,511)       (13,251)
                                                  --------       --------
                                                  $266,993       $210,866
                                                  ========       ========

Title to all inventories related to government contracts, which provide for performance-based payments, vests with the government to the extent of unliquidated performance-based payments.


6.       INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

The Company and an unaffiliated third party are general partners in OMFSP, a general partnership. OMFSP was formed in 1998 when each partner contributed existing lease assets (and in the case of the Company, related notes payable to third party lenders that were secured by such leases) to capitalize the partnership. OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to customers of the Company. OMFSP purchases trucks, truck bodies and concrete batch plants from the Company and the Company's affiliates for lease to end customers. Banks and other third party financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the equity portion of the cost of new truck and batch plant purchases, and each partner is allocated its share of OMFSP cash flow and taxable income as determined by the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is recourse to, OMFSP. Such debt is non-recourse to the Company. Each of the two general partners has identical participating and protective rights and responsibilities, and accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

The Company's investment in the unconsolidated partnership of $21.9 million at March 31, 2003 included in the Company's Condensed Consolidated Balance Sheet represents the Company's maximum exposure to loss as a result of the Company's ownership interest in the partnership. This exposure is a non-cash exposure. Further, the Company has recorded deferred income tax liabilities related to its investment in the unconsolidated partnership of $20.2 million at March 31, 2003 that are included in long-term deferred income tax liabilities in the Company's Condensed Consolidated Balance Sheet. Should the Company's investment in the unconsolidated partnership be liquidated for any reason, this deferred income tax liability would reverse and result in an increase in current income taxes payable by the Company.

Summarized financial information of OMFSP is as follows (in thousands):

                                                  March 31,    September 30,
                                                    2003           2002
                                                  --------     -------------
Cash and cash equivalents                         $  2,166        $  2,037
Investments in sales-type leases, net              207,136         209,440
Other assets                                           941             553
                                                  --------        --------
                                                  $210,243        $212,030
                                                  ========        ========

Notes payable                                     $164,759        $166,442
Other liabilities                                    4,291           4,146
Partners' equity                                    41,193          41,442
                                                  --------        --------
                                                  $210,243        $212,030
                                                  ========        ========

                                                      Six Months Ended
                                                          March 31,
                                                    2003             2002
                                                  --------         -------
Interest income                                     $7,959         $ 8,409
Net interest income                                  2,160           2,207
Excess of revenues over expenses                     2,268           2,193


7.   PURCHASED INTANGIBLE ASSETS AND GOODWILL

The following tables present details of the Company's purchased intangible assets:

                                                     March 31, 2003
                              Weighted-    -----------------------------------
                               Average                 Accumulated
                                Life         Gross     Amortization     Net
                              ---------    ---------   ------------  ---------
                               (Years)                (In thousands)
Amortizable:
 Distribution network              40.0    $  53,000    $  (8,651)   $  44,349
 Non-compete                       14.5       40,132      (13,882)      26,250
 Technology-related                17.8       20,979       (4,749)      16,230
 Other                              9.9       10,373       (1,359)       9,014
                                           ---------   ------------  ---------
                                   25.5      124,484      (28,641)      95,843
Non-amortizable tradenames                     6,151         --          6,151
                                           ---------   ------------  ---------
 Total                                     $ 130,635    $ (28,641)   $ 101,994
                                           =========   ============  =========

                                                    September 30, 2002
                              Weighted-    -----------------------------------
                               Average                 Accumulated
                                Life         Gross     Amortization     Net
                              ---------    ---------   ------------  ---------
                               (Years)                (In thousands)
Amortizable:
 Distribution network              40.0    $  53,000    $  (7,988)   $  45,012
 Non-compete                       14.5       40,120      (12,350)      27,770
 Technology-related                17.8       20,554       (4,070)      16,484
 Other                              9.9       10,313         (979)       9,334
                                           ---------   ------------  ---------
                                   25.5      123,987      (25,387)      98,600
Non-amortizable tradenames                     5,716         --          5,716
                                           ---------   ------------  ---------
 Total                                     $ 129,703    $ (25,387)   $ 104,316
                                           =========   ============  =========


Amortization expense recorded for the six months ended March 31, 2003 and 2002 was $3.2 million and $2.9 million, respectively. The estimated future amortization expense of purchased intangible assets as of March 31, 2003 is as follows (in thousands):

Fiscal Year Ending September 30,                       Amount
--------------------------------                      --------

2003 (remaining six months)                           $  3,190
2004                                                     6,301
2005                                                     6,255
2006                                                     6,035
2007                                                     5,901
2008                                                     5,901
Future                                                  62,260
                                                      --------
                                                      $ 95,843
                                                      ========

The following table presents the changes in goodwill during the six months ended March 31, 2003:

                             Balance at       Foreign Currency     Balance at
                            September 30,       Translation         March 31,
     Segment                    2002             Adjustment           2003
     -------                -------------     ----------------     ----------
                                               (In thousands)

Commercial                    $ 219,375           $ 10,736         $ 230,111
Fire and emergency               99,342                  -            99,342
                              ---------           --------         ---------
  Total                       $ 318,717           $ 10,736         $ 329,453
                              =========           ========         =========

8.   LONG-TERM DEBT

The Company has outstanding a senior credit facility consisting of a $170.0 million revolving credit facility ("Revolving Credit Facility") with no borrowings outstanding at March 31, 2003 and a Term Loan A with $36.0 million outstanding at March 31, 2003. The Revolving Credit Facility and the Term Loan A mature in January 2006.

At March 31, 2003, $15.3 million of outstanding letters of credit reduced available capacity under the Revolving Credit Facility to $154.7 million.

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

Certain of the Company's subsidiaries have outstanding debt to third parties totaling $1.8 million as of March 31, 2003.

9.   STOCK-BASED EMPLOYEE COMPENSATION PLANS

At March 31, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 10 to the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. The Company accounts for this stock-based plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Except for restricted stock awards granted in September 2002, no stock-based employee compensation cost was reflected in previously reported results for any period, as all options granted under this plan had an exercise price equal to the market value of the underlying Common Stock on the measurement date.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                   Three Months Ended        Six Months Ended
                                        March 31,                March 31,
                                    2003        2002         2003        2002
                                  --------    --------     --------    --------
Net income, as reported           $ 14,114    $ 12,167     $ 25,406    $ 20,775
Add:  Stock-based employee
 compensation expense recorded
 for restricted stock awards,
 net of related tax effects            171           -          342           -
Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects           (901)       (552)      (1,798)     (1,093)
                                  --------    --------     --------    --------
                                      (730)       (552)      (1,456)     (1,093)
                                  --------    --------     --------    --------
Pro forma net income              $ 13,384    $ 11,615     $ 23,950    $ 19,682
                                  ========    ========     ========    ========

Earnings per share:
   As reported                    $   0.83    $   0.72     $   1.50    $   1.24
   Pro forma                          0.79        0.69         1.41        1.17

Earnings per share assuming
 dilution:
   As reported                    $   0.81    $   0.70     $   1.46    $   1.21
   Pro forma                          0.77        0.67         1.37        1.14


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

As to one such Superfund site, the Company's Pierce Manufacturing Inc. subsidiary is one of 382 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%.

Currently, a report of the remedial investigation/feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at March 31, 2003. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company's final share of liability.

The Company is addressing a regional trichloroethylene ("TCE") groundwater plume at the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its liability, if any, associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes the ultimate liability associated with the TCE issue will not be materially different than the amount of reserves established for the matter as of March 31, 2003. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

In connection with the acquisition of the Geesink Norba Group, the Company identified potential soil and groundwater contamination impacts from solvents and metals at one of its manufacturing sites. The Company is conducting a study to identify the source of the contamination. Based on current estimates, the Company believes its liability at this site will not be material and any responsibility of the Company is adequately covered through reserves established by the Company at March 31, 2003.

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

The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $151.1 million and open standby letters of credit issued by the Company's bank in favor of third parties totaling approximately $15.3 million at March 31, 2003.

11.  WARRANTY AND GUARANTEE ARRANGEMENTS

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

Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue can arise which is beyond the scope of the Company`s historical experience. The Company provides for any such warranty issues as they become known and are estimable. If the estimate of warranty costs in the first six months of fiscal 2003 was increased or decreased by 50%, the Company's accrued warranty costs, costs of sales and operating income would each change by $5.0 million, or 19.0%, 0.7% and 11.1%, respectively. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience.

Changes in the Company's warranty liability during the six months ended March 31, 2003 were as follows (in thousands):

Balance at September 30, 2002                                       $ 24,015
Warranty provisions for the period                                     9,969
Settlements made during the period                                   (10,836)
Changes in liability for pre-existing warranties
   during the period, including expirations                            2,874
Foreign currency translation adjustment                                  275
                                                                    --------
Balance at March 31, 2003                                           $ 26,297
                                                                    ========


In the fire and emergency segment, the Company provides guarantees of lease payments by customer-lessees to a third-party lessor of equipment purchased from the Company. The guarantee is limited to $1.0 million per year in total and is supported by the residual value of the related equipment. The Company's actual losses under these guarantees over the last ten years have been negligible. In accordance with FIN 45, no liabilities for pre-January 1, 2003 guarantees have been recorded. For all such guarantees issued after January 1, 2003, the Company has recorded the fair value of the guarantee as a liability and a reduction of the initial revenue recognized on the sale of equipment. Amounts recorded since January 1, 2003 were not significant. Adoption of FIN 45 has not had, and is not expected to have, a material impact on the Company's financial condition, results of operations or cash flows.

12.  BUSINESS SEGMENT INFORMATION

                                                  Three Months Ended        Six Months Ended
                                                       March 31,                 March 31,
                                                  2003         2002         2003         2002
                                               ---------    ---------    ---------    ---------
                                                    (In thousands)           (In thousands)

Net sales to unaffiliated customers:
  Commercial                                   $ 182,398    $ 169,978    $ 349,149    $ 299,407
  Fire and emergency                             141,586      119,682      254,542      215,548
  Defense                                        130,551      127,126      279,160      263,701
  Intersegment eliminations                       (1,158)      (1,181)      (3,138)      (1,558)
                                               ---------    ---------    ---------    ---------
    Consolidated                               $ 453,377    $ 415,605    $ 879,713    $ 777,098
                                               =========    =========    =========    =========

Operating income (loss):
  Commercial                                   $  11,384    $  12,161    $  19,036    $  19,457
  Fire and emergency                              14,315       11,610       24,340       19,363
  Defense                                          6,738        5,087       16,326       13,129
  Corporate and other                             (8,050)      (5,276)     (14,953)     (10,588)
                                               ---------    ---------    ---------    ---------
    Consolidated operating income                 24,387       23,582       44,749       41,361
Net interest expense                              (3,190)      (5,346)      (6,412)     (11,483)
Miscellaneous other                                  601           51          325         (199)
                                               ---------    ---------    ---------    ---------
Income before provision for income
 taxes and equity in earnings of
 unconsolidated partnership                    $  21,798    $  18,287    $  38,662    $  29,679
                                               =========    =========    =========    =========

                                                                         March 31,  September 30,
                                                                           2003         2002
                                                                        ----------  -------------
                                                                               (In thousands)
Identifiable assets:
  Commercial                                                            $  666,324   $  593,489
  Fire and emergency                                                       349,657      325,585
  Defense                                                                   87,825       75,392
  Corporate and other                                                        3,300       29,863
                                                                        ----------   ----------
    Consolidated                                                        $1,107,106   $1,024,329
                                                                        ==========   ==========

Net sales by geographic region based on product shipment destination were as follows:

                                                                            Six Months Ended
                                                                                March 31,
                                                                           2003         2002
                                                                         ---------    ---------
                                                                             (In thousands)

United States                                                            $ 774,895    $ 677,372
Other North America                                                          2,783        4,777
Europe and Middle East                                                      88,627       73,283
Other                                                                       13,408       21,666
                                                                         ---------    ---------
    Consolidated                                                         $ 879,713    $ 777,098
                                                                         =========    =========

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for:
(a) the Company; (b) on a combined basis, the guarantors of the senior subordinated notes, which include all wholly-owned subsidiaries of the Company ("Subsidiary Guarantors") other than the Geesink Norba Group, McNeilus Financial Services, Inc., Oshkosh/McNeilus Financial Services, Inc., and Oshkosh Equipment Finance, LLC, which are the only non-guarantor subsidiaries of the Company ("Non-Guarantor Subsidiaries"), and (c) on a combined basis, the Non-Guarantor Subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

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

                                          OSHKOSH TRUCK CORPORATION
                                 Condensed Consolidating Statement of Income
                                  For the Three Months Ended March 31, 2003
                                                 (Unaudited)

                                                    Subsidiary   Non-Guarantor
                                        Company     Guarantors   Subsidiaries    Eliminations   Consolidated
                                       ---------    ----------   -------------   ------------   ------------
                                                                 (In thousands)

Net sales                              $ 187,915    $ 232,038      $  44,380      $ (10,956)     $ 453,377
Cost of sales                            165,569      198,503         34,535        (11,022)       387,585
                                       ---------    ---------      ---------      ---------      ---------
Gross income                              22,346       33,535          9,845             66         65,792

Operating expenses:
   Selling, general and
    administrative                        17,284       17,003          5,511             --         39,798
   Amortization of purchased
    intangibles                               --        1,499            108             --          1,607
                                       ---------    ---------      ---------      ---------      ---------
Total operating expenses                  17,284       18,502          5,619             --         41,405
                                       ---------    ---------      ---------      ---------      ---------

Operating income                           5,062       15,033          4,226             66         24,387

Other income (expense):
   Interest expense                       (5,569)        (743)           (44)         2,859         (3,497)
   Interest income                            96        3,057             13         (2,859)           307
   Miscellaneous, net                      4,540       (3,644)          (295)            --            601
                                       ---------    ---------      ---------      ---------      ---------
                                            (933)      (1,330)          (326)            --         (2,589)
                                       ---------    ---------      ---------      ---------      ---------

Income before items noted below            4,129       13,703          3,900             66         21,798
Provision for income taxes                 1,728        5,061          1,365             24          8,178
                                       ---------    ---------      ---------      ---------      ---------

                                           2,401        8,642          2,535             42         13,620

Equity in earnings of subsidiaries
  and unconsolidated partnership,
  net of income taxes                     11,713           --            494        (11,713)           494
                                       ---------    ---------      ---------      ---------      ---------
Net income                             $  14,114    $   8,642      $   3,029      $ (11,671)     $  14,114
                                       =========    =========      =========      =========      =========






                                          OSHKOSH TRUCK CORPORATION
                                 Condensed Consolidating Statement of Income
                                  For the Three Months Ended March 31, 2002
                                                 (Unaudited)


                                                    Subsidiary   Non-Guarantor
                                        Company     Guarantors   Subsidiaries    Eliminations   Consolidated
                                       ---------    ----------   -------------   ------------   ------------
                                                                 (In thousands)


Net sales                              $ 170,201    $ 219,837      $  32,455      $  (6,888)     $ 415,605
Cost of sales                            151,556      186,813         24,480         (6,740)       356,109
Gross income                           ---------    ---------      ---------      ---------      ---------
                                          18,645       33,024          7,975           (148)        59,496

Operating expenses:
   Selling, general and
    administrative                        13,626       15,449          5,364             --         34,439
   Amortization of purchased
    intangibles                                1        1,412             62             --          1,475
                                       ---------    ---------      ---------      ---------      ---------
Total operating expenses                  13,627       16,861          5,426             --         35,914
                                       ---------    ---------      ---------      ---------      ---------

Operating income                           5,018       16,163          2,549           (148)        23,582

Other income (expense):
   Interest expense                       (6,237)      (5,967)            12          6,575         (5,617)
   Interest income                         5,086        1,760             --         (6,575)           271
   Miscellaneous, net                      3,298       (3,353)           106             --             51
                                       ---------    ---------      ---------      ---------      ---------
                                           2,147       (7,560)           118             --         (5,295)
                                       ---------    ---------      ---------      ---------      ---------
Income before items noted below            7,165        8,603          2,667           (148)        18,287
Provision for income taxes                 2,651        3,175            934            (54)         6,706
                                       ---------    ---------      ---------      ---------      ---------
                                           4,514        5,428          1,733            (94)        11,581

Equity in earnings of subsidiaries
 and unconsolidated partnership,
 net of income taxes                       7,653          306            586         (7,959)           586
                                       ---------    ---------      ---------      ---------      ---------
Net income                             $  12,167    $   5,734      $   2,319      $  (8,053)     $  12,167
                                       =========    =========      =========      =========      =========

                                          OSHKOSH TRUCK CORPORATION
                                 Condensed Consolidating Statement of Income
                                   For the Six Months Ended March 31, 2003
                                                 (Unaudited)

                                                    Subsidiary   Non-Guarantor
                                        Company     Guarantors   Subsidiaries    Eliminations   Consolidated
                                       ---------    ----------   -------------   ------------   ------------
                                                                 (In thousands)


Net sales                              $ 379,003    $ 441,551      $  81,494      $ (22,335)     $ 879,713
Cost of sales                            334,363      379,713         64,452        (22,246)       756,282
                                       ---------    ---------      ---------      ---------      ---------
Gross income                              44,640       61,838         17,042            (89)       123,431

Operating expenses:
   Selling, general and
    administrative                        32,600       31,853         11,020             --         75,473
   Amortization of purchased
    intangibles                               --        3,002            207             --          3,209
                                       ---------    ---------      ---------      ---------      ---------
Total operating expenses                  32,600       34,855         11,227             --         78,682
                                       ---------    ---------      ---------      ---------      ---------

Operating income                          12,040       26,983          5,815            (89)        44,749

Other income (expense):
   Interest expense                      (11,188)      (1,379)           (56)         5,717         (6,906)
   Interest income                           185        6,026             --         (5,717)           494
   Miscellaneous, net                      7,327       (6,601)          (401)            --            325
                                       ---------    ---------      ---------      ---------      ---------
                                          (3,676)      (1,954)          (457)            --         (6,087)
                                       ---------    ---------      ---------      ---------      ---------
Income before items noted below            8,364       25,029          5,358            (89)        38,662
Provision for income taxes                 3,295        9,245          1,875            (33)        14,382
                                       ---------    ---------      ---------      ---------      ---------
                                           5,069       15,784          3,483            (56)        24,280

Equity in earnings of subsidiaries
 and unconsolidated partnership,
 net of income taxes                      20,337           --          1,126        (20,337)         1,126
                                       ---------    ---------      ---------      ---------      ---------
Net income                             $  25,406    $  15,784      $   4,609      $ (20,393)     $  25,406
                                       =========    =========      =========      =========      =========

                                          OSHKOSH TRUCK CORPORATION
                                 Condensed Consolidating Statement of Income
                                   For the Six Months Ended March 31, 2002
                                                 (Unaudited)

                                                    Subsidiary   Non-Guarantor
                                        Company     Guarantors   Subsidiaries    Eliminations   Consolidated
                                       ---------    ----------   -------------   ------------   ------------
                                                                 (In thousands)


Net sales                              $ 331,891    $ 394,002      $  61,740      $ (10,535)     $ 777,098
Cost of sales                            295,281      335,439         47,238        (10,380)       667,578
                                       ---------    ---------      ---------      ---------      ---------
Gross income                              36,610       58,563         14,502           (155)       109,520

Operating expenses:
   Selling, general and
    administrative                        26,381       28,932          9,931             --         65,244
   Amortization of purchased
    intangibles                                1        2,787            127             --          2,915
                                       ---------    ---------      ---------      ---------      ---------
Total operating expenses                  26,382       31,719         10,058             --         68,159
                                       ---------    ---------      ---------      ---------      ---------

Operating income                          10,228       26,844          4,444           (155)        41,361

Other income (expense):
   Interest expense                      (13,307)     (11,862)           (20)        13,150        (12,039)
   Interest income                        10,174        3,532             --        (13,150)           556
   Miscellaneous, net                      6,253       (6,351)          (101)            --           (199)
                                       ---------    ---------      ---------      ---------      ---------
                                           3,120      (14,681)          (121)            --        (11,682)
                                       ---------    ---------      ---------      ---------      ---------
Income before items noted below           13,348       12,163          4,323           (155)        29,679
Provision for income taxes                 4,068        4,485          1,514            (57)        10,010
                                       ---------    ---------      ---------      ---------      ---------
                                           9,280        7,678          2,809            (98)        19,669

Equity in earnings of subsidiaries
 and unconsolidated partnership,
 net of income taxes                      11,495        1,148          1,106        (12,643)         1,106
                                       ---------    ---------      ---------      ---------      ---------
Net income                             $  20,775    $   8,826      $   3,915      $ (12,741)     $  20,775
                                       =========    =========      =========      =========      =========

                                          OSHKOSH TRUCK CORPORATION
                                    Condensed Consolidating Balance Sheet
                                               March 31, 2003
                                                 (Unaudited)

                                                    Subsidiary   Non-Guarantor
                                        Company     Guarantors   Subsidiaries    Eliminations   Consolidated
                                       ---------    ----------   -------------   ------------   ------------
                                                                 (In thousands)


ASSETS
Current assets:
   Cash and cash equivalents           $   9,850    $   2,190      $   7,754      $      --      $   19,794
   Receivables, net                       61,178       68,589         38,112         (6,362)        161,517
   Inventories                            48,163      183,876         35,163           (209)        266,993
   Prepaid expenses and other             26,955       11,422          1,544             --          39,921
                                       ---------    ---------      ---------      ---------      ---------
       Total current assets              146,146      266,077         82,573         (6,571)        488,225
Investment in and advances to:
   Subsidiaries                          588,768        4,078             --       (592,846)             --
   Unconsolidated partnership                 --           --         21,870             --          21,870
Other long-term assets                    15,820        6,510             --             --          22,330
Net property, plant and equipment         33,044       90,385         19,805             --         143,234
Purchased intangible assets, net              22       93,050          8,922             --         101,994
Goodwill                                      --      212,095        117,358             --         329,453
                                       ---------    ---------      ---------      ---------      ---------
Total assets                           $ 783,800    $ 672,195      $ 250,528      $(599,417)     $1,107,106
                                       =========    =========      =========      =========      =========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                    $  48,989    $  47,926      $  25,142      $  (6,308)     $  115,749
   Floor plan notes payable                   --       31,870             --             --          31,870
   Customer advances                      70,618       92,927            569             --         164,114
   Payroll-related obligations            11,335       12,891          6,412             --          30,638
   Income taxes                            1,649           --          1,923             --           3,572
   Accrued warranty                       13,302        9,628          3,367             --          26,297
   Other current liabilities              20,219       26,717          3,753            (54)         50,635
   Revolving credit facility
    and current maturities of
    long-term debt                        13,000          205             22             --          13,227
                                       ---------    ---------      ---------      ---------      ---------
     Total current liabilities           179,112      222,164         41,188         (6,362)        436,102
Long-term debt                           123,000        1,385            141             --         124,526
Deferred income taxes                     (7,616)      30,613         23,924             --          46,921
Other long-term liabilities               38,335        7,591          2,662             --          48,588
Commitments and contingencies
Investments by and advances
 from (to) parent                             --      410,442        182,613       (593,055)             --
Shareholders' equity                     450,969           --             --             --         450,969
                                       ---------    ---------      ---------      ---------      ---------
Total liabilities and
 shareholders' equity                  $ 783,800    $ 672,195      $ 250,528      $(599,417)     $1,107,106
                                       =========    =========      =========      =========      =========

                                          OSHKOSH TRUCK CORPORATION
                                    Condensed Consolidating Balance Sheet
                                             September 30, 2002

                                                    Subsidiary   Non-Guarantor
                                        Company     Guarantors   Subsidiaries    Eliminations   Consolidated
                                       ---------    ----------   -------------   ------------   ------------
                                                                 (In thousands)


ASSETS
Current assets:
   Cash and cash equivalents           $  32,571    $   2,060      $   5,408      $      --      $   40,039
   Receivables, net                       50,520       62,311         33,655         (3,777)        142,709
   Inventories                            31,060      150,042         29,884           (120)        210,866
   Prepaid expenses and other             25,505        6,773          1,144             --          33,422
                                       ---------    ---------      ---------      ---------      ---------
       Total current assets              139,656      221,186         70,091         (3,897)        427,036
Investment in and advances to:
   Subsidiaries                          558,410        6,259             --       (564,669)             --
   Unconsolidated partnership                 --           --         22,274             --          22,274
Other long-term assets                     7,296        4,329             --             --          11,625
Net property, plant and equipment         33,852       87,666         18,843             --         140,361
Purchased intangible assets, net              22       95,994          8,300             --         104,316
Goodwill                                      --      212,095        106,622             --         318,717
                                       ---------    ---------      ---------      ---------      ---------
Total assets                           $ 739,236    $ 627,529      $ 226,130      $(568,566)     $1,024,329
                                       =========    =========      =========      =========      =========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                    $  49,707    $  48,432      $  22,027      $  (3,744)     $  116,422
   Floor plan notes payable                   --       23,801             --             --          23,801
   Customer advances                      53,947       65,817             --             --         119,764
   Payroll-related obligations            13,518       14,848          6,108             --          34,474
   Income taxes                            8,064           --            533             --           8,597
   Accrued warranty                       11,755        9,148          3,112             --          24,015
   Other current liabilities              18,148       25,457          4,182            (33)         47,754
   Revolving credit facility
    and current maturities of
    long-term debt                        18,000          226             19             --          18,245
                                       ---------    ---------      ---------      ---------      ---------
       Total current liabilities         173,139      187,729         35,981         (3,777)        393,072
Long-term debt                           130,000        1,586            127             --         131,713
Deferred income taxes                    (10,071)      27,445         21,929             --          39,303
Other long-term liabilities               36,408       11,654          2,419             --          50,481
Commitments and contingencies
Investments by and advances
 from (to) parent                             --      399,115        165,674       (564,789)             --
Shareholders' equity                     409,760           --             --             --         409,760
                                       ---------    ---------      ---------      ---------      ---------
Total liabilities and
 shareholders' equity                  $ 739,236    $ 627,529      $ 226,130      $(568,566)     $1,024,329
                                       =========    =========      =========      =========      =========

                                          OSHKOSH TRUCK CORPORATION
                               Condensed Consolidating Statement of Cash Flows
                                   For the Six Months Ended March 31, 2003
                                                 (Unaudited)

                                                    Subsidiary   Non-Guarantor
                                        Company     Guarantors   Subsidiaries     Eliminations   Consolidated
                                       ---------    ----------   -------------    ------------   ------------
                                                                 (In thousands)


Operating activities:
   Net income                          $  25,406    $  15,784      $   4,609      $ (20,393)     $  25,406
   Non-cash adjustments                    1,307        6,718          1,954             --          9,979
   Changes in operating assets
    and liabilities                      (12,200)     (11,014)        (2,344)            89        (25,469)
                                       ---------    ---------      ---------      ---------      ---------
   Net cash provided from (used
    for) operating activities             14,513       11,488          4,219        (20,304)         9,916

Investing activities:
   Investments in and advances to
    subsidiaries                         (14,375)      (2,276)        (3,653)        20,304             --
   Additions to property, plant
    and equipment                         (2,266)      (8,649)          (852)            --        (11,767)
   Other                                  (6,630)        (211)         2,192             --         (4,649)
                                       ---------    ---------      ---------      ---------      ---------
   Net cash provided from (used
    for) investing activities            (23,271)     (11,136)        (2,313)        20,304        (16,416)

Financing activities:
   Repayment of long-term debt           (12,000)        (222)             3             --        (12,219)
   Dividends paid                         (2,927)          --             --             --         (2,927)
   Other                                     964           --             --             --            964
                                       ---------    ---------      ---------      ---------      ---------
   Net cash provided from (used
    for) financing activities            (13,963)        (222)             3             --        (14,182)
Effect of exchange rate changes
 on cash                                      --           --            437             --            437
                                       ---------    ---------      ---------      ---------      ---------
Increase (decrease) in cash and
 cash equivalents                        (22,721)         130          2,346             --        (20,245)
Cash and cash equivalents at
 beginning of period                      32,571        2,060          5,408             --         40,039
                                       ---------    ---------      ---------      ---------      ---------
Cash and cash equivalents at
 end of period                         $   9,850    $   2,190      $   7,754      $      --      $  19,794
                                       =========    =========      =========      =========      =========

                                          OSHKOSH TRUCK CORPORATION
                               Condensed Consolidating Statement of Cash Flows
                                   For the Six Months Ended March 31, 2002
                                                 (Unaudited)

                                                    Subsidiary   Non-Guarantor
                                        Company     Guarantors   Subsidiaries    Eliminations   Consolidated
                                       ---------    ----------   -------------   ------------   ------------
                                                                 (In thousands)


Operating activities:
   Net income                          $  20,775    $   8,826      $   3,915      $ (12,741)     $  20,775
   Non-cash adjustments                   (2,994)       7,441            150           --            4,597
   Changes in operating assets
    and liabilities                       29,564       30,500            275            155         60,494
                                       ---------    ---------      ---------      ---------      ---------
   Net cash provided from (used
    for) operating activities             47,345       46,767          4,340        (12,586)        85,866

Investing activities:
   Investments in and advances to
    subsidiaries                          34,343      (47,810)         1,168         12,299             --
   Additions to property, plant
    and equipment                         (1,161)      (1,287)        (2,425)            --         (4,873)
   Other                                    (138)         144         (1,310)            --         (1,304)
                                       ---------    ---------      ---------      ---------      ---------
   Net cash provided from (used
    for) investing activities             33,044      (48,953)        (2,567)        12,299         (6,177)

Financing activities:
   Net repayments under
    revolving credit facility            (55,200)          --             --             --        (55,200)
   Repayment of long-term debt           (21,400)        (398)           (32)            --        (21,830)
   Dividends paid                         (2,875)          --             --             --         (2,875)
   Other                                   1,941           --             --             --          1,941
                                       ---------    ---------      ---------      ---------      ---------
   Net cash used for financing
    activities                           (77,534)        (398)           (32)            --        (77,964)
Effect of exchange rate changes
 on cash                                      --           --           (300)           287            (13)
                                       ---------    ---------      ---------      ---------      ---------
Increase (decrease) in cash and
 cash equivalents                          2,855       (2,584)         1,441             --          1,712
Cash and cash equivalents at
 beginning of period                       4,726        3,394          3,192             --         11,312
                                       ---------    ---------      ---------      ---------      ---------
Cash and cash equivalents at
 end of period                         $   7,581    $     810      $   4,633      $      --      $  13,024
                                       =========    =========      =========      =========      =========

Item 2.  Oshkosh Truck Corporation
Management's Discussion and Analysis of
Consolidated Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Truck Corporation (the "Company" or "Oshkosh") believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, targets, projected sales, costs, earnings, capital spending and debt levels, and plans and objectives of management for future operations, including those under the captions "Fiscal 2003 Outlook" and "Fiscal 2004 and Beyond Outlook," are forward-looking statements. When used in this Form 10-Q, words such as "may," "will," "expect," "intend," "estimates," "anticipate," "believe," "should" or "plans" or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company's commercial and fire and emergency markets, the outcome of defense truck procurement competitions, risks related to reductions in government expenditures, the uncertainty of government contracts, the challenges of identifying acquisition candidates and integrating acquired businesses, disruptions in the supply of parts or components from sole source suppliers and subcontractors, and competition and risks associated with international operations and sales, including foreign currency fluctuations. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on April 24, 2003.

All forward-looking statements, including those under the captions "Fiscal 2003 Outlook" and "Fiscal 2004 and Beyond Outlook," speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. The Company has adopted a policy that if the Company makes a determination that it expects the Company's earnings per share for future periods for which projections are contained in this Quarterly Report on Form 10-Q to be lower than those projections, then the Company will publicly disseminate that fact. The Company's policy also provides that if the Company makes a determination that it expects earnings for future periods to be at or above the projections contained in this Quarterly Report on Form 10-Q, then the Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company's next quarterly conference call, if at all.

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

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in thousands):

                                               Second Quarter              First Six Months
                                                   Fiscal                       Fiscal
                                              2003          2002           2003         2002
                                           ---------     ---------      ---------     ---------
Net sales to unaffiliated customers:
  Commercial                               $ 182,398     $ 169,978      $ 349,149     $ 299,407
  Fire and emergency                         141,586       119,682        254,542       215,548
  Defense                                    130,551       127,126        279,160       263,701
  Intersegment eliminations                   (1,158)       (1,181)        (3,138)       (1,558)
                                           ---------     ---------      ---------     ---------
    Consolidated                           $ 453,377     $ 415,605      $ 879,713     $ 777,098
                                           =========     =========      =========     =========


Second Quarter Fiscal 2003 Compared to 2002

Consolidated net sales increased 9.1% to $453.4 million for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. Net sales increases were recorded in all segments.

Commercial segment net sales increased 7.3% to $182.4 million for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. Increased "package" sales (body and chassis) compared to "body-only" sales contributed most of the sales volume increase. Concrete placement product sales were up 8.0% in 2003 compared to 2002, as Company sales were favorably impacted by availability of Company-owned commercial chassis containing engines manufactured prior to the October 1, 2002 effective date for new environmental regulations. Refuse product sales were up 6.5% compared to 2002. U.S. refuse truck body and parts sales decreased 13.6% for the quarter, primarily due to substantially lower sales to large, U.S. commercial waste-haulers in spite of higher package sales. European refuse product sales were up 36.7% compared to 2002, generally as a result of increased package sales, which the Company is now emphasizing, and because of favorable currency translation adjustments.

Fire and emergency segment net sales increased 18.3% to $141.6 million for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. Increased sales volume and an improved product sales mix at the Company's Pierce Manufacturing Inc. ("Pierce") subsidiary were responsible for most of the segment revenue growth for the quarter compared to the prior year.

Defense segment net sales increased 2.7% to $130.6 million for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 due primarily to increased parts sales.

First Six Months of Fiscal 2003 Compared to 2002

Consolidated net sales increased 13.2% to $879.7 million for the six months ended March 31, 2003 compared to the six months ended March 31, 2002.

Commercial segment net sales increased 16.6% to $349.1 million for the six months ended March 31, 2003 compared to the same period in the prior year. Concrete placement sales were up 29.0% primarily due to increased front discharge mixer sales and a higher proportion of rear-discharge mixer "package" sales compared to the prior year. Domestic refuse sales were 11.4% lower due to decreased shipments to large, U.S. commercial waste haulers. European refuse sales increased 32.0% due to increased "package" sales and favorable foreign currency translation gains.

Fire and emergency segment net sales increased 18.1% to $254.5 million for the six months ended March 31, 2003 compared to the first six months of fiscal 2002. Sales increases were largely due to increased unit volume and an improved product sales mix of domestic fire apparatus at the Company's Pierce subsidiary.

Defense segment net sales increased 5.9% to $279.2 million for the six months ended March 31, 2003 compared to the same period in the prior year due to increased sales under the Company's Family of Heavy Tactical Vehicle ("FHTV") contract and higher parts sales.

Analysis of Consolidated Operating Income

The following table presents operating income by business segment (in thousands):

                                               Second Quarter              First Six Months
                                                   Fiscal                       Fiscal
                                              2003          2002           2003         2002
                                           ---------     ---------      ---------     ---------
Operating income (expense):
  Commercial                               $ 11,384      $ 12,161       $ 19,036      $ 19,457
  Fire and emergency                         14,315        11,610         24,340        19,363
  Defense                                     6,738         5,087         16,326        13,129
  Corporate and other                        (8,050)       (5,276)       (14,953)      (10,588)
                                           --------      --------       --------      --------
    Consolidated operating income          $ 24,387      $ 23,582       $ 44,749      $ 41,361
                                           ========      ========       ========      ========

Second Quarter Fiscal 2003 Compared to 2002

Consolidated operating income increased 3.4% to $24.4 million, or 5.4% of sales, in the second quarter of fiscal 2003 compared to $23.6 million, or 5.7% of sales, in the second quarter of fiscal 2002.

Commercial segment operating income decreased 6.4% to $11.4 million, or 6.2% of sales, in the quarter compared to $12.2 million, or 7.2% of sales, in the prior year quarter. Operating income margins fell in the second quarter of fiscal 2003 compared to the prior year quarter due to lower margins on "package" sales of concrete mixers and refuse bodies. The Company earns a lower overall operating income margin on "package" sales which include purchased commercial chassis.

Fire and emergency segment operating income increased 23.3% to $14.3 million, or 10.1% of sales, in the quarter compared to $11.6 million, or 9.7% of sales, in the prior year quarter. A strong product mix and favorable manufacturing cost performance contributed to the higher operating income compared to the prior year.

Defense segment operating income increased 32.5% to $6.7 million, or 5.2% of sales, in the quarter compared to $5.1 million, or 4.0% of sales, in the prior year quarter. Operating income increased as a result of higher parts sales and lower bid and proposal spending. Also, margins on the multi-year Medium Tactical Vehicle Replacement ("MTVR") production contract were 4.3% in the second quarter of fiscal 2003 compared to 3.3% in the second quarter of fiscal 2002. The Company recorded a cumulative catch-up adjustment to increase the life-to-date margins recognized on its MTVR contract to 4.3% in the third quarter of fiscal 2002.

Corporate operating expenses and inter-segment profit elimination increased $2.8 million to $8.1 million in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 due to higher variable compensation, Sarbanes-Oxley Act and related costs, and expenses related to the Company's previously reported plan to increase investments in people and services.

Consolidated selling, general and administrative expense increased to 9.1% of sales in the second quarter of fiscal 2003 compared to 8.6% of sales in the second quarter of fiscal 2002 largely as a result of increased corporate operating expenses.

First Six Months Fiscal 2003 Compared to 2002

Consolidated operating income increased 8.2% to $44.7 million, or 5.1% of sales, in the first six months of fiscal 2003, compared to $41.4 million, or 5.3% of sales, in the first six months of fiscal 2002.

Commercial segment operating income decreased 2.2% to $19.0 million, or 5.5% of sales, in the first six months compared to $19.5 million, or 6.5% of sales, in the prior year. Operating income margins were generally lower due to a higher percentage of "package" sales versus body-only sales in the current year compared to the previous year. Results for the first six months of fiscal 2003 also benefited from a $0.5 million gain on the sale of certain operating equipment.

Fire and emergency segment operating income increased 25.7% to $24.3 million, or 9.6% of sales, in the first six months of fiscal 2003 compared to $19.4 million, or 9.0% of sales, in the prior year period. Increased sales volume, an improved product sales mix and favorable manufacturing cost performance at Pierce compared to the prior year were responsible for most of the improved earnings in this segment.

Defense segment operating income increased 24.4% to $16.3 million, or 5.8% of sales, compared to $13.1 million, or 5.0% of sales, in the prior year period. Margins on the MTVR contract were 3.3% in the first six months of fiscal 2002. Margins on the MTVR contract were increased in the third quarter of fiscal 2002 to 4.3%. The difference in the margin percentage added approximately $1.4 million to the operating income for the first six months of fiscal 2003 compared to the same period in fiscal 2002. The remaining increase in operating income for the first six months of fiscal 2003 resulted from higher sales of FHTV trucks and defense parts, and lower bid and proposal spending compared to the same period in fiscal 2002.

Corporate expenses and inter-segment profit eliminations increased $4.4 million to $15.0 million for the six months ended March 31, 2003 compared to the same period in the prior year. Increases in variable compensation, Sarbanes-Oxley Act and related costs, and investments in people and services contributed to the increase.

Consolidated selling, general and administrative expenses increased 15.4% during the period to $78.7 million compared to $68.2 million in the prior year period. Consolidated selling, general and administrative expense as a percent of sales was consistent between periods at 8.9% in fiscal 2003 and 8.8% in fiscal 2002.

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2003 Compared to 2002

Net interest expense decreased $2.2 million to $3.2 million in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002, largely as a result of debt reduction in fiscal 2002 resulting from performance-based payments on the MTVR and FHTV contracts and cash flow from operations and, to a lesser extent, due to lower interest rates.

The effective income tax rate for the second quarter of fiscal 2003 was 37.5% compared to 36.7% for the second quarter of fiscal 2002. The higher effective tax rate in the second quarter of fiscal 2003 reflects lower estimated foreign tax credits.

Equity in earnings of an unconsolidated partnership of $0.5 million in the second quarter of fiscal 2003 and $0.6 million in the second quarter of fiscal 2002 represents the Company's equity interest in a lease financing partnership.

First Six Months of Fiscal 2003 Compared to 2002

Net interest expense decreased $5.1 million to $6.4 million in the first six months of fiscal 2003 compared to fiscal 2002, largely as a result of debt reduction in fiscal 2002 related to performance-based payments on the MTVR and FHTV contracts and cash flow from operations and, to a lesser extent, due to lower interest rates.

The effective income tax rate for the first six months of fiscal 2003 was 37.2% compared to 33.7% for the comparable period in the prior year. In December 2001, the Company concluded an audit settlement of a research and development tax credit claim resulting in a $0.9 million reduction in income tax expense in the first six months of fiscal 2002. Excluding the impact of the $0.9 million tax settlement in the first six months of fiscal 2002, the Company's effective income tax rate was 36.8% in 2002. Fiscal 2003 results reflect a slightly higher effective rate due to lower estimated foreign tax credits.

Equity in earnings of an unconsolidated partnership of $1.1 million in the first six months of fiscal 2003 and 2002 represent the Company's equity interest in a lease financing partnership.

Financial Condition

First Six Months of Fiscal 2003

During the first six months of fiscal 2003, cash decreased by $20.2 million to $19.8 million at March 31, 2003. The reduction in cash during the period was largely due to repayments of long-term debt of $12.2 million, capital expenditures of $11.8 million, increases in other long-term assets of $8.4 million, and dividends of $2.9 million partially offset by cash flow from operating activities of $9.9 million and proceeds from sales of assets of $3.8 million. The increase in other long-term assets arose from a $12.0 million contribution to the Company's defined benefit pension plans during the second quarter of fiscal 2003.

In the first six months of fiscal 2003, net cash provided from operating activities of $9.9 million was significantly lower than the $85.9 million of net cash provided from operating activities in the first six months of fiscal 2002. This variance between periods was primarily due to cash flows associated with changes in operating assets and liabilities. The following table presents cash flows associated with changes in operating assets and liabilities.

                                                     Six Months Ended
                                                        March 31,
                                                    2003         2002
                                                 ----------    ---------
Receivables, net                                 $ (15,376)    $ 45,554
Inventories                                        (53,025)       4,099
Accounts payable                                    (2,927)     (11,376)
Floor plan notes payable                             8,069         (625)
Customer advances                                   44,327       33,676
Income taxes                                        (3,659)     (10,261)
Other                                               (2,878)        (573)
                                                 ---------     --------
  Source (use) of cash                           $ (25,469)    $ 60,494
                                                 =========     ========


During the first six months of fiscal 2003, the Company was building inventories in anticipation of an expected increase in sales in the second half of fiscal 2003. During the first six months of fiscal 2002, the Company was liquidating significant receivables from a large commercial waste-hauler related to a higher concentration of sales in the previous quarter. In addition, during the first six months of fiscal 2002 the Company was liquidating significant receivables and inventories associated with a large foreign military sale.

The Company's debt-to-total capital ratio at March 31, 2003 was 23.4% compared to 26.8% at September 30, 2002.

First Six Months of Fiscal 2002

During the first six months of fiscal 2002, cash increased by $1.7 million to $13.0 million at March 31, 2002. Cash provided from operating activities of $85.9 million was used to fund capital expenditures of $4.9 million, pay dividends of $2.9 million and reduce short- and long-term debt by $77.0 million.

In the first six months ending March 31, 2002, net cash provided from operating activities of $85.9 million was significantly impacted by cash flows associated with changes in operating assets and liabilities. In fiscal 2002, the Company had initiated planned actions to reduce cash invested in working capital, principally receivables and inventories, in light of the recession in the U.S. economy. Cash was provided from increases in customer advances as a higher percentage of customers took advantage of prepayment programs. Declines in accounts payable in the first six months of fiscal 2002 were due to reductions in inventory. Income taxes payable decreased in the first six months of fiscal 2002 due to increases in income tax payments made during the period. Income tax payments were $27.5 million in the first six months of fiscal 2002 and were impacted by a delay in estimated tax payments from the fourth quarter of fiscal 2001 to the first quarter of 2002 resulting from a one-time benefit from recent U.S. tax legislation.

Liquidity and Capital Resources

The Company had $154.7 million of unused availability under the terms of its Revolving Credit Facility as of March 31, 2003. The Company's primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends, and, potentially, future acquisitions. The primary sources of cash are expected to be cash flow from operations and borrowings under the Company's Revolving Credit Facility.

The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to changes in working capital requirements arising principally from seasonal fluctuations in sales, the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the U.S. Department of Defense ("DoD").

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

Interest rates on borrowings under the Company's senior credit facility are variable and are equal to the "Base Rate" (which is equal to the higher of a bank's reference rate and the federal funds rate plus 0.50%) or the "IBOR Rate" (which is the bank's inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 1.00% for IBOR Rate loans under the Company's Revolving Credit Facility and Term Loan A as of March 31, 2003. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rate on borrowings outstanding at March 31, 2003 was 2.28% for Term Loan A. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

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

Contractual Obligations and Commercial Commitments

The Company's contractual obligations and commercial commitments disclosures in its Annual Report on Form 10-K for the year ended September 30, 2002 have not materially changed since that report was filed, except for the addition of two operating leases in connection with a manufacturing facility and in connection with certain equipment with combined total minimum rentals of $13.4 million; with payments due of $0.6 million for the remainder of fiscal 2003, $1.2 million annually in fiscal 2004 through fiscal 2007 and $8.0 million thereafter.

The Company's export sales have historically been denominated in the Company's functional currency, the U.S. dollar. In March 2003, the Company entered into a multi-year contract to provide Wheeled Tanker systems to the U.K. Ministry of Defence. This contract, which is included in the Company's backlog at March 31, 2003 and which calls for deliveries in fiscal 2005 through 2007, is denominated in British Pounds Sterling. Additionally, in connection with this Wheeled Tanker contract, the Company has entered into requirements subcontracts with various third parties. These subcontracts call for payments in euros. The Company expects that it will hedge a significant portion of the contract's cash flows of approximately 143 million in British Pounds Sterling and 77 million in euros by entering into forward foreign exchange contracts. Any portion of these contractual cash flows that remain unhedged will subject the Company to foreign currency transaction risk and related financial volatility.

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

New Accounting Standards

Guarantee Obligations: In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The adoption of FIN 45 did not have a material effect on the Company's financial condition, results of operations or cash flows (see Note 11 to Notes to Condensed Consolidated Financial Statements).

Accounting for Stock-Based Compensation: In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method for accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting

Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company early adopted the provisions of SFAS No. 148 as of October 1, 2002 and has included the required disclosures in Note 9 to the Notes to Condensed Consolidated Financial Statements. Adoption of SFAS No. 148 did not have a material impact on the Company's financial condition, results of operations or cash flows.

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

The Company is in the process of assessing the impact of FIN 46 as it relates to its interest in Oshkosh/McNeilus Financial Services Partnership ("OMFSP") (see
Note 6 to Notes to Condensed Consolidated Financial Statements). The Company expects to complete such assessment and adopt FIN 46 in the fourth quarter of fiscal 2003. FIN 46 may not apply to the Company's interest in OMFSP because there is substantial evidence that the partnership is a voting interest entity rather than a variable interest entity. If it is determined to apply, then the Company would likely sell its interest or restructure its interest in OMFSP such that the Company is not considered a primary beneficiary of OMFSP.

Customers and Backlog

Sales to the DoD comprised approximately 35% of the Company's sales in the first six months of fiscal 2003. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

The Company's backlog at March 31, 2003 increased 54.7% to $1,360.1 million compared to $879.4 million at March 31, 2002. Commercial segment backlog decreased 5.9% to $145.6 million at March 31, 2003 compared to March 31, 2002. Backlog for front-discharge concrete mixers was down 25.4% while backlog for rear-discharge concrete mixers was down 9.1%. Backlog for refuse packers was down 4.8% domestically but up 16.4% in Europe. Front-discharge concrete mixer backlog decreased due to increased shipments in the first six months of fiscal 2003 compared to the prior year period. Rear-discharge concrete mixer backlog decreased slightly in the current year period compared to the prior year consistent with the overall level of lower shipments in the first six months of fiscal 2003 compared to 2002. The domestic refuse backlog was lower due to fewer orders from large, U.S. commercial waste-haulers. European refuse backlog increased largely as a result of a stronger euro compared to the U.S. dollar and a higher proportion of package sales. Fire and emergency segment backlog increased 1.6% to $306.7 million at March 31, 2003 compared to March 31, 2002. The defense segment backlog increased 114.7% to $907.8 million at March 31, 2003 compared to March 31, 2002, principally due to the award of a U. K. Wheeled Tanker contract with shipments commencing in fiscal 2005 and due to funding received under the Company's FHTV and MTVR contracts. Approximately 46.5% of the March 31, 2003 backlog is not expected to be filled in fiscal 2003.

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

Fiscal 2003 Outlook

The Company estimates that consolidated net sales will grow approximately 7.2% in fiscal 2003 to $1.870 billion. The Company expects consolidated operating income to increase 1.2% to approximately $112.5 million in fiscal 2003, or approximately 6.0% of sales. The Company expects earnings per share from continuing operations assuming dilution to increase 7.2% to $3.70 per share in fiscal 2003.

The Company estimates that commercial segment sales will increase 5.8% in fiscal 2003 to $718.0 million. The Company expects a 2.5% increase in U.S. concrete placement sales in fiscal 2003, attributable to higher package sales. The Company expects its U.S. refuse sales to be flat in fiscal 2003. The Company expects industry volume to decline in excess of 10.0% in fiscal 2003, but the Company expects volume increases from its largest commercial waste customers and other market share gains to offset the industry decline. The Company estimates that the Geesink Norba Group sales will increase approximately 22.6% in fiscal 2003 based on an increase in package sales and translation gains resulting from a stronger euro, offset in part by a weak European economy.

The Company estimates that commercial segment operating income will decrease approximately 8.8% in fiscal 2003 to $43.0 million. The Company expects concrete placement operating income to decline 12.4% reflecting weak customer orders and planned development spending and start-up costs associated with the Revolution(TM) composite concrete mixer drum. The Company plans to sell less than one hundred Revolution drums in fiscal 2003, utilizing the production facilities of the Company's partner in Australia. Freight costs from Australia will limit any profit opportunity from those sales. The Company plans to have a U.S. production facility for the Revolution drum operational by the end of fiscal 2003, and to reach high rate of production for sales in fiscal 2004. In fiscal 2005 and fiscal 2006, the Company plans to acquire the rights to this technology for Europe, Asia, Australia and perhaps Africa/Middle East. The Company expects domestic refuse operating income to decline about 20.0% in fiscal 2003 due to more package sales of chassis and packer bodies and fewer body-only sales. Internationally, the Company expects that the strong euro and benefits from the cost reduction efforts in fiscal 2002 at Geesink Norba Group will more than offset weaker end markets throughout Europe, resulting in a 15.0% to 20.0% operating income improvement in fiscal 2003.

The Company expects that fire and emergency segment sales will be up 12.4% to $535.0 million in fiscal 2003. During the first fiscal quarter, the Company believes that municipal orders for fire apparatus began to slow. The Company estimates fire and emergency operating income to increase 8.2% to approximately $53.0 million in fiscal 2003, largely due to strong orders received in fiscal 2002.

The Company estimates defense segment sales to increase 5.1% to $625.0 million in fiscal 2003. The Company estimates defense segment operating income will increase 16.7% to approximately $47.5 million in fiscal 2003, up $3.5 million from previous estimates. This estimate assumes that MTVR contract margins remain at 4.3% in fiscal 2003. The Company continues to target margins of 6.0% to 6.5% over the contract life. The Company reviews its estimated costs to complete the MTVR long-term production contract periodically, or as events change, based on factors such as the cost performance achieved to date and the durability of fielded trucks. In June 2002, the Company negotiated a modification of the MTVR contract to replace a bare chassis with requirements for vehicles with a dump or a wrecker variant. The wrecker variants are complex vehicles that will undergo significant testing. The U.S. Marine Corps has until January 2004 to fund the wrecker requirements under the contract. The Company has chosen to account for funding of the wrecker variant by recognizing such wrecker sales as a separate contract from the base MTVR contract. The practical effect of this change is that we would not recognize a cumulative catch-up adjustment to earnings when such wreckers are funded, but rather record higher earnings as each wrecker is shipped in fiscal 2004 and 2005. Since the Company expects to ship about one-half of the anticipated wreckers in fiscal 2005, this change may shift significant earnings from fiscal 2004 into fiscal 2005. How the wreckers perform in testing, the timing and number of wreckers actually funded by the U.S. Marine Corps under the separate contract and the cost performance on those trucks will be important factors in the Company's ability to achieve its targeted MTVR margins of 6.0% to 6.5% over the lives of the base contract and the wrecker variant contract.

The Company expects consolidated sales of approximately $495.0 million in each of the third and fourth quarters of fiscal 2003.

The Company expects corporate expenses to increase from $25.8 million in fiscal 2002 to $31.0 million in fiscal 2003. The increase reflects investments planned to build the Company's management team, higher variable incentive compensation costs and higher Sarbanes-Oxley and related costs.

The Company expects net interest expense to approximate $13.0 million in fiscal 2003. The Company projects debt to decline on average in fiscal 2003 following the significant debt reduction in fiscal 2002; however, the Company expects working capital requirements to increase progressively during fiscal 2003 due to the start-up of the U.K. Tank Transporter contract and the U.K. Wheeled Tanker contract.

The Company expects debt to increase from $137.8 million at March 31, 2003 to $145.0 million at June 30, 2003 and $150.0 million at September 30, 2003. These increases reflect the start-up of the U.K. Tank Transporter and U. K. Wheeled Tanker contracts. The Company estimates capital spending at no more than $30.0 million in fiscal 2003, including the required capital spending to construct a U.S. facility to manufacture the Revolution(TM) composite concrete mixer drum.

Fiscal 2004 and Beyond Outlook

There have been a number of recent developments that will affect the Company's fiscal 2004 and beyond outlook. The Company will not provide detailed guidance with respect to fiscal 2004 until the Company's July 2003 earnings conference call. The Company does not expect to announce significant earnings growth expectations for 2004 when it provides guidance in July 2003, as it is unlikely that the U.S. and European economies will be in an economic recovery at that time.

In the Company's defense segment, there have been a number of developments. On April 17, 2003, the United States Army notified the Company that the Army had awarded the five-year Family of Medium Tactical Vehicles ("FMTV") A1 Competitive Rebuy production contract for 7,063 trucks and 3,826 trailers to Stewart & Stevenson Services, Inc., a competitor of the Company. The Company requested and received a debriefing meeting with the Army regarding certain matters relating to the procurement. The Company does not currently intend to file a formal protest of the award with the U.S. General Accounting Office. The recent announcement on the FMTV contract will reduce sales expectations beginning in fiscal 2004. The Company signed a contract in April 2003 with the United Kingdom Ministry of Defence to provide 350 wheeled tankers that supply fuel and water on missions worldwide. The equipment portion of the contract is valued at approximately $230 million with approximately 20% of sales expected in fiscal 2005, 50% expected in fiscal 2006 and 30% expected in fiscal 2007. This represents a significant delay in truck system deliveries from fiscal 2004 into fiscal 2005. As described earlier, the accounting for the wrecker variants under the MTVR contract may shift earnings from fiscal 2004 into fiscal 2005. Since bid and proposal spending in fiscal 2003 was lower than anticipated, there will be fewer opportunities to reduce bid and proposal spending in fiscal 2004. Putting these and other developments together, the Company would expect defense operating income in fiscal 2004 to be about flat compared to fiscal 2003. However, if the U.S. Marine Corps funds the full requirement for the wrecker variants under the MTVR contract, then the Company would expect defense operating income to increase approximately 15.0% in fiscal 2004 from current estimates.

In the fire and emergency segment, municipal budget issues are creating a slowdown in orders for fire apparatus that the Company expects will challenge results in fiscal 2004. The introduction of the Company's new Side Roll Protection(TM) safety features and other new product introductions should help the Company gain market share to offset lower overall industry purchases of fire apparatus, but the extent of the industry weakness will not be known for several months.

Lastly, the Company expects its commercial segment will provide the greatest opportunity for earnings growth in fiscal 2004 on two fronts. First, the Revolution(TM) composite mixer drum has the potential to drive earnings growth in the commercial segment as the Company's new Revolution production facility is ramped up to high rate production. Second, the Company expects that the recent further weakening of concrete placement and refuse sales would provide even greater earnings leverage in an economic recovery.

In summary, the Company believes that an economic recovery and the launch of the Revolution(TM) drum have the potential to drive earnings growth for the Company in fiscal 2004, but the Company's outlook for the year may develop slowly as the direction of the U.S. and European economies is clarified.

Looking forward to fiscal 2005 and beyond, the Company expects declining defense sales as the MTVR contract concludes. By then, the Company hopes that an economic recovery, the rollout of the Revolution(TM) composite drum and potentially acquisitions would offset MTVR sales declines and foster earnings growth.

     The expectations set forth in "Fiscal 2003 Outlook" and "Fiscal 2004 and Beyond Outlook" are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, no economic recovery or recession in U.S. and European economies; the Company's estimates for concrete placement activity, housing starts and mortgage rates; the Company's expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company's ability to achieve cost reductions; the anticipated level of margins associated with the MTVR contract and a related MTVR wrecker variant contract; the anticipated level of sales associated with defense parts, international defense truck contracts and the FHTV contract; the Company's planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the expected level of commercial "package" body and chassis sales compared to "body only" sales, the Company's estimates for capital expenditures of municipalities for fire and emergency and refuse products, of airports for rescue products and of large commercial waste haulers; the expected level of operating income of the Geesink Norba Group; the Company's ability to sustain market share gains by its fire and emergency and refuse products businesses; anticipated levels of sales of, and capital expenditures associated with, the Revolution composite mixer drum; the Company's estimates for costs relating to insurance, steel, litigation, the Sarbanes-Oxley Act and related matters and investments in people and services; the Company's estimates for debt levels, interest rates and working capital needs; and that the Company does not complete any acquisitions. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company's ability to achieve the results that the forward-looking statements contemplate.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2002 and have not materially changed since that report was filed, except as disclosed in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Contractual Obligations and Commercial Commitments" herein.

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

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                 March 31, 2003



Item 1. Legal Proceedings

None.

Item 4. Submission of Matters To A Vote of Security Holders

At the annual meeting of shareholders held on February 4, 2003, all of the persons nominated as directors were elected. The following table sets forth certain information with respect to such election.

                                                      Shares
                                       Shares       Withholding     Other Shares
Name of Nominee                       Voted for      Authority       Not Voted
---------------                      ----------     -----------     ------------

Class A Common Stock Nominees

J. W. Andersen                         401,811              1          12,871
R. G. Bohn                             401,811              1          12,871
F. M. Franks, Jr.                      401,811              1          12,871
M. W. Grebe                            401,811              1          12,871
K. J. Hempel                           401,789             23          12,871
S. P. Mosling                          401,811              1          12,871
J. P. Mosling, Jr.                     401,811              1          12,871

Common Stock Nominees

R. M. Donnelly                       14,472,178        63,511        2,100,437

D. V. Fites                          14,471,981        63,708        2,100,437

R. G. Sim                            14,402,701       132,988        2,100,437

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits


          (99.1) Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. ss.1350, dated May 2, 2003.

          (99.2) Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss.1350, dated May 2, 2003.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K dated January 23, 2003 reporting the announcement of the Company's earnings for the first quarter ended December 31, 2002, a conference call in connection with such announcement and risk factors for the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OSHKOSH TRUCK CORPORATION


May 2, 2003                            /S/  R. G. Bohn
                                       -----------------------------------------
                                       R. G. Bohn
                                       Chairman, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


May 2, 2003                            /S/ C. L. Szews
                                       -----------------------------------------
                                       C. L. Szews
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



May 2, 2003                            /S/ T. J. Polnaszek
                                       -----------------------------------------
                                       T. J. Polnaszek
                                       Vice President and Controller
                                       (Principal Accounting Officer)

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


May 2, 2003                            /S/  R. G. Bohn
                                       -----------------------------------------
                                       R. G. Bohn
                                       Chairman, President and
                                       Chief Executive Officer

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


May 2, 2003                            /S/ C. L. Szews
                                       -----------------------------------------
                                       C. L. Szews
                                       Executive Vice President and
                                       Chief Financial Officer

EXHIBIT INDEX


Exhibit No.                              Description
-----------                              -----------


   (99.1) Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C ss.1350, dated May 2, 2003.

   (99.2) Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated May 2, 2003.