Form 10-Q
period 2003-06-30
OSHKOSH TRUCK CORP
filed 2003-07-31
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2003.

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

                                      None
         ---------------------------------------------------------------
         [Former name, former address and former fiscal year, if changed since last report]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock Outstanding as of July 25, 2003:       407,914
-------------------------------------------------------------------

Common Stock Outstanding as of July 25, 2003:            16,703,370
-------------------------------------------------------------------

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                       FOR THE QUARTER ENDED JUNE 30, 2003


                                                                                                 Page

Part I.           Financial Information

          Item 1. Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income
                      -  Three Months and Nine Months Ended
                          June 30, 2003 and 2002....................................................3

                  Condensed Consolidated Balance Sheets
                      -  June 30, 2003 and September 30, 2002.......................................4

                  Condensed Consolidated Statement of Shareholders' Equity
                      -  Nine Months Ended June 30, 2003............................................5

                  Condensed Consolidated Statements of Cash Flows
                      -  Nine Months Ended June 30, 2003 and 2002...................................6

                  Notes to Condensed Consolidated Financial Statements
                      -  June 30, 2003..............................................................7

          Item 2. Management's Discussion and Analysis of Consolidated
                       Financial Condition and Results of Operations...............................29

          Item 3. Quantitative and Qualitative Disclosures about
                       Market Risk.................................................................44

          Item 4. Controls and Procedures..........................................................45

Part II.          Other Information

          Item 1. Legal Proceedings................................................................46

          Item 6. Exhibits and Reports on Form 8-K.................................................46

Signatures.........................................................................................47

                      PART I. ITEM 1. FINANCIAL INFORMATION
                            OSHKOSH TRUCK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                            Three Months Ended                    Nine Months Ended
                                                                 June 30,                              June 30,
                                                          2003              2002                2003             2002
                                                          ----              ----                ----             ----
                                                                 (In thousands, except per share amounts)

Net sales                                               $  538,183       $  489,532          $1,417,896       $1,266,630
Cost of sales                                              456,571          410,272           1,212,853        1,077,850
                                                        ----------       ----------          ----------       ----------
Gross income                                                81,612           79,260             205,043          188,780
Operating expenses:
   Selling, general and administrative                      39,100           39,392             114,573          104,636
   Amortization of purchased intangibles                     1,621            1,506               4,830            4,421
                                                        ----------       ----------          ----------       ----------
         Total operating expenses                           40,721           40,898             119,403          109,057
                                                        ----------       ----------          ----------       ----------
Operating income                                            40,891           38,362              85,640           79,723
Other income (expense):
   Interest expense                                         (3,273)          (5,209)            (10,179)         (17,248)
   Interest income                                             306              344                 800              900
   Miscellaneous, net                                         (465)            (174)               (140)            (373)
                                                        ----------       ----------          ----------       ----------
                                                            (3,432)          (5,039)             (9,519)         (16,721)
                                                        ----------       ----------          ----------       ----------
Income before provision for income taxes and
   equity in earnings of unconsolidated
   partnership                                              37,459           33,323              76,121           63,002
Provision for income taxes                                  13,796           12,276              28,178           22,286
                                                        ----------       ----------          ----------       ----------
Income before equity in earnings
   of unconsolidated partnership                            23,663           21,047              47,943           40,716

Equity in earnings of unconsolidated
   partnership, net of income taxes                            546              527               1,672            1,633
                                                        ----------       ----------          ----------       ----------
Net income                                              $   24,209       $   21,574          $   49,615       $   42,349
                                                        ==========       ==========          ==========       ==========

Earnings per share                                      $     1.42       $     1.28          $     2.92       $     2.52

Earnings per share assuming dilution                    $     1.39       $     1.24          $     2.85       $     2.45

Cash dividends:
   Class A Common Stock                                 $  0.10000       $  0.07500          $  0.25000       $  0.22500
   Common Stock                                         $  0.11500       $  0.08625          $  0.28750       $  0.25875


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                     June 30,         September 30,
                                                                       2003               2002
                                                                       ----               ----
                                                                            (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                       $   39,718          $   40,039
   Receivables, net                                                   170,236             142,709
   Inventories                                                        228,319             210,866
   Prepaid expenses                                                     8,800               7,414
   Deferred income taxes                                               34,019              26,008
                                                                   ----------          ----------
      Total current assets                                            481,092             427,036
Investment in unconsolidated partnership                               23,434              22,274
Other long-term assets                                                 21,147              11,625
Property, plant and equipment                                         275,439             261,045
Less accumulated depreciation                                        (131,734)           (120,684)
                                                                   ----------          ----------
   Net property, plant and equipment                                  143,705             140,361
Purchased intangible assets, net                                      100,953             104,316
Goodwill                                                              336,408             318,717
                                                                   ----------          ----------
Total assets                                                       $1,106,739          $1,024,329
                                                                   ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  106,039          $  116,422
   Floor plan notes payable                                            24,861              23,801
   Customer advances                                                  159,829             119,764
   Payroll-related obligations                                         32,881              34,474
   Income taxes                                                        21,520               8,597
   Accrued warranty                                                    28,001              24,015
   Other current liabilities                                           56,517              47,754
   Revolving credit facility and current maturities
      of long-term debt                                                   225              18,245
                                                                   ----------          ----------
        Total current liabilities                                     429,873             393,072
Long-term debt                                                        101,514             131,713
Deferred income taxes                                                  41,088              39,303
Other long-term liabilities                                            51,318              50,481
Commitments and contingencies - Note 11
Shareholders' equity                                                  482,946             409,760
                                                                   ----------          ----------
Total liabilities and shareholders' equity                         $1,106,739          $1,024,329
                                                                   ==========          ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)


                                                                                                   Accumulated
                                                                   Common Stock                      Other
                                 Common   Paid-In      Retained    in Treasury      Unearned      Comprehensive
                                  Stock   Capital      Earnings      at Cost      Compensation       Income          Total
                                  -----   -------      --------      -------      ------------       ------          -----
                                                                      (In thousands)
Balance at
  September 30, 2002             $  178   $ 117,179    $ 300,713    $ (7,636)       $ (4,086)       $  3,412     $ 409,760

Net income                            -           -       49,615           -               -               -        49,615

Loss on derivative
  instruments (net of
  income tax benefit of $2,074)       -           -            -           -               -          (3,531)       (3,531)

Currency translation
  adjustments                         -           -            -           -               -          26,903        26,903

Cash dividends:
  Class A Common Stock                -           -          (93)          -               -               -           (93)
  Common Stock                        -           -       (4,312)          -               -               -        (4,312)

Amortization of unearned
  compensation                        -           -            -           -             514               -           514

Exercise of stock options             -         897            -       1,168               -               -         2,065

Tax benefit related to
  stock options exercised             -       2,025            -           -               -               -         2,025
                                 ------   ---------    ---------    --------        --------        --------     ---------
Balance at June 30, 2003         $  178   $ 120,101    $ 345,923    $ (6,468)       $ (3,572)       $ 26,784     $ 482,946
                                 ======   =========    =========    ========        ========        ========     =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Nine Months Ended
                                                                       June 30,
                                                               2003                2002
                                                               ----                ----
                                                                    (In thousands)
Operating activities:
   Net income                                                $   49,615          $   42,349
   Non-cash adjustments                                          10,043               8,550
   Changes in operating assets and liabilities                   10,540             124,271
                                                             ----------          ----------
     Net cash provided from operating activities                 70,198             175,170

Investing activities:
   Additions to property, plant and equipment                   (16,753)             (6,883)
   Proceeds from sale of assets                                   3,770                   5
   Decrease (increase) in other long-term assets                 (7,910)                309
                                                             ----------          ----------
     Net cash used for investing activities                     (20,893)             (6,569)

Financing activities:
   Net repayments under revolving credit facility                     -             (65,200)
   Repayment of long-term debt                                  (48,241)            (93,855)
   Dividends paid                                                (4,395)             (4,326)
   Other                                                          2,065               1,961
                                                             ----------          ----------
     Net cash used for financing activities                     (50,571)           (161,420)

Effect of exchange rate changes on cash                             945                 549
                                                             ----------          ----------
Increase (decrease) in cash and cash equivalents                   (321)              7,730

Cash and cash equivalents at beginning of period                 40,039              11,312
                                                             ----------          ----------

Cash and cash equivalents at end of period                   $   39,718          $   19,042
                                                             ==========          ==========
Supplementary disclosures:
   Depreciation and amortization                             $   18,943          $   18,720
   Cash paid for interest                                         8,151              14,517
   Cash paid for income taxes                                    18,198              35,925


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
               (In thousands, except share and per share amounts)
                                   (Unaudited)

1.   BASIS OF PRESENTATION
--------------------------

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

2.   NEW ACCOUNTING STANDARDS
-----------------------------

In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The adoption of FIN 45 did not have a material effect on the Company's financial condition, results of operations or cash flows (see Note 12).

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method for accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted early the disclosure provisions of SFAS No. 148 as of October 1, 2002 and has included the required disclosures in
Note 10.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The interpretation provides consolidation accounting guidance for variable interest entities. Variable interests arise from financial instruments, service contracts, minority ownership interests or other arrangements. If an entity holds a majority of the variable interests, then that entity is the primary beneficiary. The primary beneficiary is required to include the assets, liabilities and results of activities of the variable interest entity in its consolidated financial statements. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

The Company has conducted an assessment of the activities of Oshkosh/McNeilus Financial Services Partnership, an unconsolidated general partnership ("OMFSP"), and determined that OMFSP is a voting interest entity (rather than a variable interest entity) based on the material participation of each partner in OMFSP's activities and the equal voting, participating and protective rights of each partner. As such, FIN 46 does not apply to the Company's investment in OMFSP. Accordingly, the Company does not expect its adoption of FIN 46 on July 1, 2003, to have any impact on its accounting for its interest in OMFSP.

3. COMPREHENSIVE INCOME
-----------------------

Total comprehensive income is as follows:


                                                   Three Months Ended                         Nine Months Ended
                                                        June 30,                                   June 30,
                                              2003                  2002                  2003                 2002
                                              ----                  ----                  ----                 ----
                                                                          (In thousands)
Net income                                 $  24,209             $  21,574             $  49,615             $  42,349
Currency translation adjustments              10,913                19,618                26,903                13,537
Derivative instruments,
   net of income taxes                        (3,498)                   78                (3,531)                   63
                                           ---------             ---------             ---------             ---------
Comprehensive income                       $  31,624             $  41,270             $  72,987             $  55,949
                                           =========             =========             =========             =========

4.   EARNINGS PER SHARE
-----------------------

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:


                                                                 Three Months Ended                    Nine Months Ended
                                                                      June 30,                             June 30,
                                                                2003             2002                2003             2002
                                                                ----             ----                ----             ----
Denominator for basic earnings per share                      17,014,692      16,883,214          16,981,247       16,795,522
Effect of dilutive options and incentive
  compensation awards                                            424,241         471,488             442,966          466,369
                                                              ----------      ----------          ----------       ----------
Denominator for dilutive earnings
  per share                                                   17,438,933      17,354,702          17,424,213       17,261,891
                                                              ==========      ==========          ==========       ==========

In fiscal 2003, options granted on February 4, 2003 to purchase 27,000 shares at $62.47 per share and, in fiscal 2002, options granted on February 8, 2002 to purchase 30,000 shares at $55.00 per share and options granted on June 3, 2002 to purchase 5,000 shares at $58.56 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Common Stock, and therefore, the effect would have been anti-dilutive.

5.   INVENTORIES
----------------

Inventories consist of the following:

                                             June 30,             September 30,
                                               2003                    2002
                                               ----                    ----
                                                      (In thousands)
Finished products                             $ 73,560                $ 67,147
Partially finished products                    111,638                  89,742
Raw materials                                  117,807                 121,596
                                              --------                --------
Inventories at FIFO cost                       303,005                 278,485
Less:  Performance-based payments on
         U.S. government contracts             (58,725)                (54,368)
       Excess of FIFO cost over LIFO cost      (15,961)                (13,251)
                                              --------                --------
                                              $228,319                $210,866
                                              ========                ========

Title to all inventories related to government contracts, which provide for performance-based payments, vests with the government to the extent of unliquidated performance-based payments.


6.   INVESTMENT IN UNCONSOLIDATED PARTNERSHIP
---------------------------------------------

The Company and an unaffiliated third party are general partners in OMFSP. OMFSP was formed in 1998 when each partner contributed existing lease assets (and in the case of the Company, related notes payable to third party lenders that were secured by such leases) to capitalize the partnership. OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing, primarily to customers of the Company. OMFSP purchases trucks, truck bodies and concrete batch plants from the Company, the Company's affiliates and, occasionally, unrelated third parties for lease to user-lessees. Banks and other third party financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% down payment. Each partner is allocated its proportionate share of OMFSP's cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is recourse to, OMFSP. However, all such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of FIN 46. Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

The Company's investment in OMFSP of $23.4 million at June 30, 2003 included in the Company's Condensed Consolidated Balance Sheet represents the Company's maximum exposure to loss as a result of the Company's ownership interest in OMFSP. This exposure is a non-cash exposure. Further, the Company has recorded deferred income tax liabilities related to its investment in OMFSP of $21.4 million at June 30, 2003 that were included in long-term deferred income tax liabilities in the Company's Condensed Consolidated Balance Sheet. Should the Company's investment in OMFSP be liquidated for any reason, this deferred income tax liability would reverse and result in an increase in current income taxes payable by the Company.

Summarized financial information of OMFSP is as follows:

                                           June 30,             September 30,
                                             2003                   2002
                                             ----                   ----
                                                   (In thousands)
Cash and cash equivalents                   $  3,086                $  2,037
Investments in sales-type leases, net        208,055                 209,440
Other assets                                     682                     553
                                            --------                --------
                                            $211,823                $212,030
                                            ========                ========

Notes payable                               $165,896                $166,442
Other liabilities                              2,218                   4,146
Partners' equity                              43,709                  41,442
                                            --------                --------
                                            $211,823                $212,030
                                            ========                ========

                                                 Nine Months Ended
                                                      June 30,
                                             2003                   2002
                                             ----                   ----
                                                   (In thousands)
Interest income                             $ 11,542                $ 12,290
Net interest income                            3,259                   3,278
Excess of revenues over expenses               3,378                   3,233

7.   PURCHASED INTANGIBLE ASSETS AND GOODWILL
---------------------------------------------

The following tables present details of the Company's purchased intangible assets:


                                                                      June 30, 2003
                                                     ------------------------------------------------
                                Weighted-
                                 Average                                 Accumulated
                                   Life              Gross               Amortization          Net
                                   ----              -----               ------------          ---
                                  (Years)                               (In thousands)
Amortizable:
 Distribution network              40.0            $  53,000               $  (8,982)       $  44,018
 Non-compete                       14.5               40,140                 (14,653)          25,487
 Technology-related                17.7               21,254                  (5,098)          16,156
 Other                              9.8               10,423                  (1,564)           8,859
                                                   ---------               ---------        ---------
                                   25.5              124,817                 (30,297)          94,520
Non-amortizable tradenames                             6,433                      -             6,433
                                                   ---------               ---------        ---------
 Total                                             $ 131,250               $ (30,297)       $ 100,953
                                                   =========               =========        =========

                                                                     September 30, 2002
                                                     ------------------------------------------------
                                Weighted-
                                 Average                                 Accumulated
                                   Life              Gross               Amortization          Net
                                   ----              -----               ------------          ---
                                  (Years)                               (In thousands)
Amortizable:
 Distribution network              40.0            $  53,000               $  (7,988)       $  45,012
 Non-compete                       14.5               40,120                 (12,350)          27,770
 Technology-related                17.8               20,554                  (4,070)          16,484
 Other                              9.9               10,313                    (979)           9,334
                                                   ---------               ---------        ---------
                                   25.5              123,987                 (25,387)          98,600
Non-amortizable tradenames                             5,716                       -            5,716
                                                   ---------               ---------        ---------
 Total                                             $ 129,703               $ (25,387)       $ 104,316
                                                   =========               =========        =========

Amortization expense recorded for the nine months ended June 30, 2003 and 2002 was $4.8 million and $4.4 million, respectively. The estimated future amortization expense of purchased intangible assets as of June 30, 2003 is as follows (in thousands):

Fiscal Year Ending September 30,          Amount
--------------------------------          ------

2003 (remaining three months)            $ 1,540
2004                                       6,266
2005                                       6,221
2006                                       6,000
2007                                       5,866
2008                                       5,866
Future                                    62,761
                                         -------
                                         $94,520
                                         =======

The following table presents the changes in goodwill during the nine months ended June 30, 2003:


                             Balance at       Foreign Currency     Balance at
                            September 30,       Translation          June 30,
       Segment                  2002             Adjustment           2003
       -------                  ----             ----------           ----
                                               (In thousands)

Commercial                   $ 219,375            $ 17,691          $ 237,066
Fire and emergency              99,342                   -             99,342
                             ---------            --------          ---------
  Total                      $ 318,717            $ 17,691          $ 336,408
                             =========            ========          =========


8.   FINANCIAL INSTRUMENTS
--------------------------

Historically, the Company has used forward foreign exchange contracts to reduce the exchange rate risk of specific foreign currency transactions. These contracts require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date.

To protect against a reduction in value of certain forecasted foreign currency cash receipts from export sales from April 2004 through December 2006 that will be denominated in British Pounds Sterling and to protect against increases in costs of purchases of certain components from December 2003 through October 2006 that are payable in euros, each in connection with the Company's contract to provide certain tactical military truck systems to the United Kingdom Ministry of Defence ("MoD"), the Company has instituted a foreign currency cash flow hedging program. The Company has hedged a significant portion of its estimated foreign currency cash flows in connection with this contract.

At June 30, 2003, outstanding foreign exchange forward contracts totaled $314.1 million in notional amounts, including $229.2 million in contracts to sell British Pounds Sterling, $0.8 million in contracts to purchase British Pounds Sterling, $80.5 million in contracts to purchase euros and $3.6 million in contracts to sell Canadian dollars. Net unrealized losses (net of related tax effect of $2.1 million) on outstanding foreign exchange forward contracts at June 30, 2003 totaled $3.5 million and have been included in Accumulated Other Comprehensive Income.

As of June 30, 2003, the Company expects to reclassify $0.2 million of net losses on derivative instruments from Accumulated Other Comprehensive Income to earnings during the next twelve months due to actual export sales and purchases denominated in foreign currencies.

9.   LONG-TERM DEBT
-------------------

The Company has outstanding a $170.0 million revolving credit facility ("Revolving Credit Facility") with no borrowings outstanding at June 30, 2003. In June 2003, the Company prepaid the remaining balance of $36.0 million then outstanding under its Term Loan A that was scheduled to mature in January 2006.

At June 30, 2003, $21.6 million of outstanding letters of credit reduced available capacity under the Revolving Credit Facility to $148.4 million.

Substantially all the domestic tangible and intangible assets of the Company and its subsidiaries (including the stock of certain subsidiaries) are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility includes customary affirmative and negative covenants.

The Company has outstanding $100.0 million of 8.75% senior subordinated notes. The Indenture governing the terms of the senior subordinated notes contains customary affirmative and negative covenants. The Subsidiary Guarantors (as defined below in Note 15) fully, unconditionally, jointly and severally guarantee the Company's obligations under the senior subordinated notes.

Certain of the Company's subsidiaries have outstanding debt to third parties totaling $1.7 million as of June 30, 2003.

10.  STOCK-BASED EMPLOYEE COMPENSATION PLANS
--------------------------------------------

At June 30, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 10 to the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. The Company accounts for this stock-based plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Except for restricted stock awards granted in September 2002, no stock-based employee compensation cost was reflected in previously reported results for any period, as all options granted under this plan had an exercise price equal to the market value of the underlying Common Stock on the measurement date.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:


                                                    Three Months Ended          Nine Months Ended
                                                         June 30,                    June 30,
                                                   2003         2002            2003         2002
                                                   ----         ----            ----         ----
                                                      (In thousands, except per share amounts)
Net income, as reported                         $ 24,209     $ 21,574        $ 49,615     $ 42,349
Add:  Stock-based employee
 compensation expense recorded
 for restricted stock awards,
 net of related tax effects                          172            -             514            -
Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects                         (902)        (566)         (2,700)      (1,659)
                                                --------     --------        --------     --------
                                                    (730)        (566)         (2,186)      (1,659)
                                                --------     --------        --------     --------
Pro forma net income                            $ 23,479     $ 21,008        $ 47,429     $ 40,690
                                                ========     ========        ========     ========
Earnings per share:
   As reported                                  $   1.42     $   1.28        $   2.92     $   2.52
   Pro forma                                        1.38         1.24            2.79         2.42

Earnings per share assuming dilution:
   As reported                                  $   1.39     $   1.24        $   2.85     $   2.45
   Pro forma                                        1.34         1.21            2.71         2.35


11.  COMMITMENTS AND CONTINGENCIES
----------------------------------

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

As to one such Superfund site, the Company's Pierce Manufacturing Inc. ("Pierce")subsidiary is one of 380 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%.

Currently, a report of the remedial investigation/feasibility study is being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at June 30, 2003. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company's final share of liability.

In 2003, the Company and Pierce, along with approximately 72 other companies, received notice from the EPA that each were being designated as a PRP for the Amber Oil site in Milwaukee, Wisconsin. The Company's records show that in the early-to mid 1990s, the Company and Pierce sent to the site, for trans-shipment, small volumes (less than 15,000 total gallons)of non-hazardous waste waters. In May 2003, the Company entered into a PRP agreement with approximately 50 other companies to jointly defend and respond to PRP claims asserted by the EPA and to allocate among PRP members the costs incurred in connection with this matter. The Company believes that its liability at this site will not be material and its share is adequately covered through reserves established by the Company at June 30, 2003. Actual liability could vary based on the actual remediation cost, the resources of other PRPs, and the Company's final share of any liability.

The Company is addressing a regional trichloroethylene ("TCE") groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company's North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its liability, if any, associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes the ultimate liability associated with the TCE issue will not be materially different than the amount of reserves established for the matter as of June 30, 2003. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

In connection with the acquisition of the Geesink Norba Group, the Company identified potential soil and groundwater contamination impacts from solvents and metals at one of its manufacturing sites. The Company is conducting a study to identify the source of the contamination. Based on current estimates, the Company believes its liability at this site will not be material and any responsibility of the Company is adequately covered through reserves established by the Company at June 30, 2003.

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

The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $131.1 million and open standby letters of credit issued by the Company's bank in favor of third parties totaling approximately $21.6 million at June 30, 2003.

12.  WARRANTY AND GUARANTEE ARRANGEMENTS
----------------------------------------

The Company's products generally carry explicit warranties that extend from six months to two years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company's end products may include manufacturers' warranties. These manufacturers' warranties are generally passed on to the end customer of the Company's products, and the customer would generally deal directly with the component manufacturer.

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

Changes in the Company's warranty liability during the nine months ended June 30, 2003 were as follows (in thousands):

Balance at September 30, 2002                                     $ 24,015
Warranty provisions for the period                                  15,026
Settlements made during the period                                 (15,632)
Changes in liability for pre-existing warranties
   during the period, including expirations                          4,166
Foreign currency translation adjustment                                426
                                                                  --------
Balance at June 30, 2003                                          $ 28,001
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

13.  BUSINESS SEGMENT INFORMATION
---------------------------------


                                                               Three Months Ended                    Nine Months Ended
                                                                    June 30,                             June 30,
                                                              2003            2002                2003               2002
                                                              ----            ----                ----               ----
                                                                                   (In thousands)
Net sales to unaffiliated customers:
  Commercial                                                $ 213,585       $ 204,535          $  562,734          $  503,942
  Fire and emergency                                          148,345         123,956             402,887             339,504
  Defense                                                     178,779         162,774             457,939             426,475
  Intersegment eliminations                                    (2,526)         (1,733)             (5,664)             (3,291)
                                                            ---------       ---------          ----------          ----------
    Consolidated                                            $ 538,183       $ 489,532          $1,417,896          $1,266,630
                                                            =========       =========          ==========          ==========
Operating income (loss):
  Commercial                                                $  15,011       $  17,747          $   34,047          $   37,204
  Fire and emergency                                           16,113          14,461              40,453              33,824
  Defense                                                      16,913          14,965              33,239              28,094
  Corporate and other                                          (7,146)         (8,811)            (22,099)            (19,399)
                                                            ---------       ---------          ----------          ----------
    Consolidated operating income                              40,891          38,362              85,640              79,723
Net interest expense                                           (2,967)         (4,865)             (9,379)            (16,348)
Miscellaneous other                                              (465)           (174)               (140)               (373)
                                                            ---------       ---------          ----------          ----------
Income before provision for income
  taxes and equity in earnings of
  unconsolidated partnership                                $  37,459       $  33,323          $   76,121          $   63,002
                                                            =========       =========          ==========          ==========

                                               June 30,         September 30,
                                                 2003               2002
                                                 ----               ----
                                                     (In thousands)
Identifiable assets:
  Commercial                                  $  651,550           $ 593,489
  Fire and emergency                             341,651             325,585
  Defense                                         87,332              75,392
  Corporate and other                             26,206              29,863
                                              ----------          ----------
    Consolidated                              $1,106,739          $1,024,329
                                              ==========          ==========


Net sales by geographic region based on product shipment destination were as follows:

                                                      Nine Months Ended
                                                         June 30,
                                                 2003               2002
                                                 ----               ----
                                                     (In thousands)

United States                                 $1,230,843          $1,121,270
Other North America                                6,943               6,174
Europe and Middle East                           157,816             118,376
Other                                             22,294              20,810
                                              ----------          ----------
    Consolidated                              $1,417,896          $1,266,630
                                              ==========          ==========

14.  SUBSEQUENT EVENTS
----------------------

Following the close of business on July 17, 2003, the Company's Board of Directors declared a two-for-one split of both classes of Company common stock to be effected in the form of a 100 percent stock dividend payable August 13, 2003 to shareholders of record on August 6, 2003. Per share and weighted average share amounts have not been restated in the accompanying financial statements and related notes to reflect this split. As a part of its action to declare this stock dividend, the Rights under the Shareholder Rights Plan were proportionally adjusted, as were authorizations, outstanding options and option exercise prices under the 1990 Incentive Stock Plan of the Company.

Also on July 17, 2003, the Company's Board of Directors declared, on a pre-split basis, dividends of $0.10 per share for Class A Common Stock and $0.115 per share for Common Stock payable August 13, 2003 to shareholders of record as of August 6, 2003. These dividends represent a 33-1/3 percent increase over prior quarter dividends.

15.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------

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

                            OSHKOSH TRUCK CORPORATION
                   Condensed Consolidating Statement of Income
                    For the Three Months Ended June 30, 2003
                                   (Unaudited)


                                                       Subsidiary      Non-Guarantor
                                         Company       Guarantors       Subsidiaries      Eliminations       Consolidated
                                         -------       ----------       ------------      ------------       ------------
                                                                          (In thousands)
 Net sales                               $ 244,834     $   257,402      $      47,185     $     (11,238)     $    538,183
 Cost of sales                             212,270         216,707             38,861           (11,267)          456,571
                                         ---------     -----------      -------------     -------------      ------------
 Gross income                               32,564          40,695              8,324                29            81,612

 Operating expenses:
   Selling, general and
     administrative                         17,169          16,779              5,152                 -            39,100
   Amortization of purchased
     intangibles                                 1           1,505                115                 -             1,621
                                         ---------     -----------      -------------     -------------      ------------
 Total operating expenses                   17,170          18,284              5,267                 -            40,721
                                         ---------     -----------      -------------     -------------      ------------
 Operating income                           15,394          22,411              3,057                29            40,891

 Other income (expense):
   Interest expense                         (5,510)           (637)                16             2,858            (3,273)
   Interest income                             143           3,021                  -            (2,858)              306
   Miscellaneous, net                        3,189          (3,595)               (59)                -              (465)
                                         ---------     -----------      -------------     -------------      ------------
                                            (2,178)         (1,211)               (43)                -            (3,432)
                                         ---------     -----------      -------------     -------------      ------------
 Income before items noted below            13,216          21,200              3,014                29            37,459
 Provision for income taxes                  4,890           7,839              1,056                11            13,796
                                         ---------     -----------      -------------     -------------      ------------
                                             8,326          13,361              1,958                18            23,663

 Equity in earnings of subsidiaries
   and unconsolidated partnership,
   net of income taxes                      15,883               -                546           (15,883)              546
                                         ---------     -----------      -------------     -------------      ------------
 Net income                              $  24,209     $    13,361      $       2,504     $     (15,865)     $     24,209
                                         =========     ===========      =============     =============      ============

                            OSHKOSH TRUCK CORPORATION
                   Condensed Consolidating Statement of Income
                    For the Three Months Ended June 30, 2002
                                   (Unaudited)


                                                       Subsidiary      Non-Guarantor
                                         Company       Guarantors       Subsidiaries      Eliminations       Consolidated
                                         -------       ----------       ------------      ------------       ------------
                                                                          (In thousands)
 Net sales                               $ 210,339     $   249,942      $      39,081     $      (9,830)     $    489,532
 Cost of sales                             180,345         208,313             31,488            (9,874)          410,272
                                         ---------     -----------      -------------     -------------      ------------
 Gross income                               29,994          41,629              7,593                44            79,260

 Operating expenses:
   Selling, general and
     administrative                         17,315          16,973              5,104                 -            39,392
   Amortization of purchased
     intangibles                                 -           1,441                 65                 -             1,506
                                         ---------     -----------      -------------     -------------      ------------
 Total operating expenses                   17,315          18,414              5,169                 -            40,898
                                         ---------     -----------      -------------     -------------      ------------
 Operating income                           12,679          23,215              2,424                44            38,362

 Other income (expense):
   Interest expense                         (5,910)         (5,823)               (51)            6,575            (5,209)
   Interest income                           5,136           1,783                  -            (6,575)              344
   Miscellaneous, net                        4,091          (4,213)               (52)               -               (174)
                                         ---------     -----------      -------------     -------------      ------------
                                             3,317          (8,253)              (103)               -             (5,039)
                                         ---------     -----------      -------------     -------------      ------------
 Income before items noted below            15,996          14,962              2,321                44            33,323
 Provision for income taxes                  5,919           5,529                812                16            12,276
                                         ---------     -----------      -------------     -------------      ------------
                                            10,077           9,433              1,509                28            21,047

 Equity in earnings of subsidiaries
   and unconsolidated partnership,
   net of income taxes                      11,497             550                527           (12,047)              527
                                         ---------     -----------      -------------     -------------      ------------
 Net income                              $  21,574     $     9,983      $       2,036     $     (12,019)     $     21,574
                                         =========     ===========      =============     =============      ============

                            OSHKOSH TRUCK CORPORATION
                   Condensed Consolidating Statement of Income
                     For the Nine Months Ended June 30, 2003
                                   (Unaudited)


                                                       Subsidiary      Non-Guarantor
                                         Company       Guarantors       Subsidiaries      Eliminations       Consolidated
                                         -------       ----------       ------------      ------------       ------------
                                                                          (In thousands)
 Net sales                               $ 623,837     $   698,953      $     128,679     $     (33,573)     $  1,417,896
 Cost of sales                             546,633         596,420            103,313           (33,513)        1,212,853
                                         ---------     -----------      -------------     -------------      ------------
 Gross income                               77,204         102,533             25,366               (60)          205,043

 Operating expenses:
   Selling, general and
     administrative                         49,769          48,632             16,172                 -           114,573
   Amortization of purchased
     intangibles                                 1           4,507                322                 -             4,830
                                         ---------     -----------      -------------     -------------      ------------
 Total operating expenses                   49,770          53,139             16,494                 -           119,403
                                         ---------     -----------      -------------     -------------      ------------
 Operating income                           27,434          49,394              8,872               (60)           85,640

 Other income (expense):
   Interest expense                        (16,698)         (2,016)               (40)            8,575           (10,179)
   Interest income                             328           9,047                  -            (8,575)              800
   Miscellaneous, net                       10,516         (10,196)              (460)               -               (140)
                                         ---------     -----------      -------------     -------------      ------------
                                            (5,854)         (3,165)              (500)               -             (9,519)
                                         ---------     -----------      -------------     -------------      ------------
 Income before items noted below            21,580          46,229              8,372               (60)           76,121
 Provision for income taxes                  8,185          17,084              2,931               (22)           28,178
                                         ---------     -----------      -------------     -------------      ------------
                                            13,395          29,145              5,441               (38)           47,943

 Equity in earnings of subsidiaries
   and unconsolidated partnership,
   net of income taxes                      36,220               -              1,672           (36,220)            1,672
                                         ---------     -----------      -------------     -------------      ------------
 Net income                              $  49,615     $    29,145      $       7,113     $     (36,258)     $     49,615
                                         =========     ===========      =============     =============      ============

                            OSHKOSH TRUCK CORPORATION
                   Condensed Consolidating Statement of Income
                     For the Nine Months Ended June 30, 2002
                                   (Unaudited)


                                                       Subsidiary      Non-Guarantor
                                         Company       Guarantors       Subsidiaries      Eliminations       Consolidated
                                         -------       ----------       ------------      ------------       ------------
                                                                          (In thousands)
 Net sales                               $ 542,230     $   643,944      $     100,821     $     (20,365)     $  1,266,630
 Cost of sales                             475,626         543,752             78,726           (20,254)        1,077,850
                                         ---------     -----------      -------------     -------------      ------------
 Gross income                               66,604         100,192             22,095              (111)          188,780

 Operating expenses:
   Selling, general and
     administrative                         43,696          45,905             15,035                 -           104,636
   Amortization of purchased
     intangibles                                 1           4,228                192                 -             4,421
                                         ---------     -----------      -------------     -------------      ------------
 Total operating expenses                   43,697          50,133             15,227                 -           109,057
                                         ---------     -----------      -------------     -------------      ------------
 Operating income                           22,907          50,059              6,868              (111)           79,723

 Other income (expense):
   Interest expense                        (19,217)        (17,685)               (71)           19,725           (17,248)
   Interest income                          15,310           5,315                  -           (19,725)              900
   Miscellaneous, net                       10,344         (10,564)              (153)               -               (373)
                                         ---------     -----------      -------------     -------------      ------------
                                             6,437         (22,934)              (224)               -            (16,721)
                                         ---------     -----------      -------------     -------------      ------------
 Income before items noted below            29,344          27,125              6,644              (111)           63,002
 Provision for income taxes                  9,987          10,014              2,326               (41)           22,286
                                         ---------     -----------      -------------     -------------      ------------
                                            19,357          17,111              4,318               (70)           40,716

 Equity in earnings of subsidiaries
   and unconsolidated partnership,
   net of income taxes                      22,992           1,698              1,633           (24,690)            1,633
                                         ---------     -----------      -------------     -------------      ------------
 Net income                              $  42,349     $    18,809      $       5,951     $     (24,760)     $     42,349
                                         =========     ===========      =============     =============      ============

                            OSHKOSH TRUCK CORPORATION
                      Condensed Consolidating Balance Sheet
                                  June 30, 2003
                                   (Unaudited)


                                                       Subsidiary       Non-Guarantor
                                         Company       Guarantors       Subsidiaries      Eliminations       Consolidated
                                         -------       ----------       ------------      ------------       ------------
                                                                         (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents              $  30,840     $     1,598      $       7,280     $           -      $     39,718
  Receivables, net                          65,627          65,193             43,382            (3,966)          170,236
  Inventories                               22,876         171,147             34,476              (180)          228,319
  Prepaid expenses and other                30,021          11,365              1,433                 -            42,819
                                         ---------     -----------      -------------     -------------      ------------
    Total current assets                   149,364         249,303             86,571            (4,146)          481,092
Investment in and advances to:
  Subsidiaries                             609,331           4,549                  -          (613,880)                -
  Unconsolidated partnership                     -               -             23,434                 -            23,434
Other long-term assets                      14,730           6,417                  -                 -            21,147
Net property, plant and equipment           32,647          90,774             20,284                 -           143,705
Purchased intangible assets, net                21          91,597              9,335                 -           100,953
Goodwill                                        -          212,095            124,313                 -           336,408
                                         ---------     -----------      -------------     -------------      ------------
Total assets                             $ 806,093     $   654,735      $     263,937     $    (618,026)     $  1,106,739
                                         =========     ===========      =============     =============      ============
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $  46,555     $    40,921      $      22,465     $      (3,902)     $    106,039
  Floor plan notes payable                       -          24,861                  -                 -            24,861
  Customer advances                         75,485          83,890                454                 -           159,829
  Payroll-related obligations               13,056          13,563              6,262                 -            32,881
  Income taxes                              18,571               -              2,949                 -            21,520
  Accrued warranty                          14,362          10,590              3,049                 -            28,001
  Other current liabilities                 23,979          27,755              4,847               (64)           56,517
  Revolving credit facility and
    current maturities of long-term
    debt                                         -             202                 23                 -               225
                                         ---------     -----------      -------------     -------------      ------------
     Total current liabilities             192,008         201,782             40,049            (3,966)          429,873
Long-term debt                             100,000           1,384                130                 -           101,514
Deferred income taxes                      (13,012)         29,009             25,091                 -            41,088
Other long-term liabilities                 44,151           4,347              2,820                 -            51,318
Commitments and contingencies
Investments by and advances from
  (to) parent                                    -         418,213            195,847          (614,060)                -
Shareholders' equity                       482,946               -                  -                 -           482,946
                                         ---------     -----------      -------------     -------------      ------------
Total liabilities and shareholders'
  equity                                 $ 806,093     $   654,735      $     263,937     $    (618,026)     $  1,106,739
                                         =========     ===========      =============     =============      ============

                            OSHKOSH TRUCK CORPORATION
                      Condensed Consolidating Balance Sheet
                               September 30, 2002


                                                       Subsidiary      Non-Guarantor
                                         Company       Guarantors       Subsidiaries      Eliminations       Consolidated
                                         -------       ----------       ------------      ------------       ------------
                                                                          (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents              $  32,571     $     2,060      $       5,408     $           -      $     40,039
  Receivables, net                          50,520          62,311             33,655            (3,777)          142,709
  Inventories                               31,060         150,042             29,884              (120)          210,866
  Prepaid expenses and other                25,505           6,773              1,144                 -            33,422
                                         ---------     -----------      -------------     -------------      ------------
    Total current assets                   139,656         221,186             70,091            (3,897)          427,036
Investment in and advances to:
  Subsidiaries                             558,410           6,259                  -          (564,669)                -
  Unconsolidated partnership                     -               -             22,274                 -            22,274
Other long-term assets                       7,296           4,329                  -                 -            11,625
Net property, plant and equipment           33,852          87,666             18,843                 -           140,361
Purchased intangible assets, net                22          95,994              8,300                 -           104,316
Goodwill                                         -         212,095            106,622                 -           318,717
                                         ---------     -----------      -------------     -------------      ------------
Total assets                             $ 739,236     $   627,529      $     226,130     $    (568,566)     $  1,024,329
                                         =========     ===========      =============     =============      ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $  49,707     $    48,432      $      22,027     $      (3,744)     $    116,422
  Floor plan notes payable                       -          23,801                  -                 -            23,801
  Customer advances                         53,947          65,817                  -                 -           119,764
  Payroll-related obligations               13,518          14,848              6,108                 -            34,474
  Income taxes                               8,064               -                533                 -             8,597
  Accrued warranty                          11,755           9,148              3,112                 -            24,015
  Other current liabilities                 18,148          25,457              4,182               (33)           47,754
  Revolving credit facility and
    current maturities of long-term
    debt                                    18,000             226                 19                 -            18,245
                                         ---------     -----------      -------------     -------------      ------------
     Total current liabilities             173,139         187,729             35,981            (3,777)          393,072
Long-term debt                             130,000           1,586                127                 -           131,713
Deferred income taxes                      (10,071)         27,445             21,929                 -            39,303
Other long-term liabilities                 36,408          11,654              2,419                 -            50,481
Commitments and contingencies
Investments by and advances from
  (to) parent                                    -         399,115            165,674          (564,789)                -
Shareholders' equity                       409,760               -                  -                 -           409,760
                                         ---------     -----------      -------------     -------------      ------------
Total liabilities and shareholders'
  equity                                 $ 739,236     $   627,529      $     226,130     $    (568,566)     $  1,024,329
                                         =========     ===========      =============     =============      ============

                            OSHKOSH TRUCK CORPORATION
                 Condensed Consolidating Statement of Cash Flows
                     For the Nine Months Ended June 30, 2003
                                   (Unaudited)


                                                       Subsidiary      Non-Guarantor
                                         Company       Guarantors       Subsidiaries      Eliminations       Consolidated
                                         -------       ----------       ------------      ------------       ------------
                                                                          (In thousands)
Operating activities:
  Net income                             $  49,615     $    29,145      $       7,113     $     (36,258)     $     49,615
  Non-cash adjustments                      (2,152)          8,918              3,277                 -            10,043
  Changes in operating assets and
    liabilities                             34,094         (17,619)            (5,995)               60            10,540
                                         ---------     -----------      -------------     -------------      ------------
  Net cash provided from (used for)
    operating activities                    81,557          20,444              4,395           (36,198)           70,198

Investing activities:
  Investments in and advances to
    subsidiaries                           (24,025)         (8,337)            (3,836)           36,198                 -
  Additions to property, plant and
    equipment                               (3,311)        (12,331)            (1,111)                -           (16,753)
  Other                                     (5,622)            (12)             1,494                 -            (4,140)
                                         ---------     -----------      -------------     -------------      ------------
  Net cash provided from (used for)
    investing activities                   (32,958)        (20,680)            (3,453)           36,198           (20,893)

Financing activities:
  Repayment of long-term debt              (48,000)           (226)               (15)                -           (48,241)
  Dividends paid                            (4,395)              -                  -                 -            (4,395)
  Other                                      2,065               -                  -                 -             2,065
                                         ---------     -----------      -------------     -------------      ------------
  Net cash used for financing
    activities                             (50,330)           (226)               (15)                -           (50,571)
Effect of exchange rate changes on
  cash                                           -               -                945                 -               945
                                         ---------     -----------      -------------     -------------      ------------
Increase (decrease) in cash and
  cash equivalents                          (1,731)           (462)             1,872                 -              (321)
Cash and cash equivalents at
  beginning of period                       32,571           2,060              5,408                 -            40,039
                                         ---------     -----------      -------------     -------------      ------------
Cash and cash equivalents at
  end of period                          $  30,840     $     1,598      $       7,280     $           -      $     39,718
                                         =========     ===========      =============     =============      ============

                            OSHKOSH TRUCK CORPORATION
                 Condensed Consolidating Statement of Cash Flows
                     For the Nine Months Ended June 30, 2002
                                   (Unaudited)


                                                       Subsidiary      Non-Guarantor
                                         Company       Guarantors       Subsidiaries      Eliminations       Consolidated
                                         -------       ----------       ------------      ------------       ------------
                                                                          (In thousands)
Operating activities:
  Net income                             $  42,349     $    18,809      $       5,951     $     (24,760)     $     42,349
  Non-cash adjustments                      (2,445)         10,833                162                 -             8,550
  Changes in operating assets and
    liabilities                             87,862          37,186               (888)              111           124,271
                                         ---------     -----------      -------------     -------------      ------------
  Net cash provided from (used for)
    operating activities                   127,766          66,828              5,225           (24,649)          175,170

Investing activities:
  Investments in and advances to
    subsidiaries                            42,745         (64,959)            (2,159)           24,373                 -
  Additions to property, plant and
    equipment                               (1,631)         (2,515)            (2,737)                -            (6,883)
  Other                                        (80)           (419)               813                 -               314
                                         ---------     -----------      -------------     -------------      ------------
  Net cash provided from (used for)
    investing activities                    41,034         (67,893)            (4,083)           24,373            (6,569)

Financing activities:
  Net repayments under
    revolving credit facility              (65,200)              -                  -                 -           (65,200)
  Repayment of long-term debt              (93,400)           (416)               (39)                -           (93,855)
  Dividends paid                            (4,326)              -                  -                 -            (4,326)
  Other                                      1,961               -                  -                 -             1,961
                                         ---------     -----------      -------------     -------------      ------------
  Net cash used for financing
    activities                            (160,965)           (416)               (39)                -          (161,420)
Effect of exchange rate changes on
  cash                                           -               -                273               276               549
                                         ---------     -----------      -------------     -------------      ------------
Increase (decrease) in cash and
  cash equivalents                           7,835          (1,481)             1,376                 -             7,730
Cash and cash equivalents at
  beginning of period                        4,726           3,394              3,192                 -            11,312
                                         ---------     -----------      -------------     -------------      ------------
Cash and cash equivalents at
  end of period                          $  12,561     $     1,913      $       4,568     $           -      $     19,042
                                         =========     ===========      =============     =============      ============

Item 2. Oshkosh Truck Corporation
Management's Discussion and Analysis of
Consolidated Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Truck Corporation (the "Company" or "Oshkosh") believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, targets, projected sales, costs, earnings, capital spending and debt levels, and plans and objectives of management for future operations, including those under the captions "Fiscal 2003 Outlook" and "Fiscal 2004 Outlook" are forward-looking statements. When used in this Form 10-Q, words such as "may," "will," "expect," "intend," "estimates," "anticipate," "believe," "should" or "plans" or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, the cyclical nature of the Company's commercial and fire and emergency markets, the outcome of defense truck procurement competitions, risks related to reductions in government expenditures, the uncertainty of government contracts, the challenges of identifying acquisition candidates and integrating acquired businesses, disruptions in the supply of parts or components from sole source suppliers and subcontractors, competition and risks associated with international operations and sales, including foreign currency fluctuations. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on July 24, 2003.

All forward-looking statements, including those under the captions "Fiscal 2003 Outlook" and "Fiscal 2004 Outlook," speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. The Company has adopted a policy that if the Company makes a determination that it expects the Company's earnings per share for future periods for which projections are contained in this Quarterly Report on Form 10-Q to be lower than those projections, then the Company will publicly disseminate that fact. The Company's policy also provides that if the Company makes a determination that it expects earnings per share for future periods to be at or above the projections contained in this Quarterly Report on Form 10-Q, then the Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company's next quarterly conference call, if at all.

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

Stock Dividend

Following the close of business on July 17, 2003, the Company's Board of Directors declared a two-for-one stock split of both classes of Company common stock to be effected in the form of a 100 percent stock dividend payable August 13, 2003 to shareholders of record on August 6, 2003. Unless specifically described otherwise, per share amounts presented in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations have not been restated to reflect this stock split.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in thousands):


                                                      Third Quarter                        First Nine Months
                                                          Fiscal                                Fiscal
                                                  2003             2002                 2003               2002
                                                  ----             ----                 ----               ----
Net sales to unaffiliated customers:
  Commercial                                   $213,585         $204,535            $  562,734          $  503,942
  Fire and emergency                            148,345          123,956               402,887             339,504
  Defense                                       178,779          162,774               457,939             426,475
  Intersegment eliminations                      (2,526)          (1,733)               (5,664)             (3,291)
                                               --------         --------            ----------          ----------
    Consolidated                               $538,183         $489,532            $1,417,896          $1,266,630
                                               ========         ========            ==========          ==========

Third Quarter Fiscal 2003 Compared to 2002

Consolidated net sales increased 9.9% to $538.2 million for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. Net sales increases were recorded in all segments.

Commercial segment net sales increased 4.4% to $213.6 million for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. Concrete placement product sales were up 5.0% in 2003 compared to 2002, largely as a result of increased front-discharge concrete mixer unit sales volume. Rear-discharge concrete mixer sales unit volume declined during the quarter; however, sales value remained flat due to higher "package" sales of rear-discharge concrete mixers and purchased chassis. Package sales include both the truck body and a purchased chassis. Refuse product sales were up 3.6% compared to 2002. U.S. refuse truck body sales declined 9.0% for the quarter, primarily due to lower unit sales, especially to large, U.S. commercial waste-haulers. The decline in sales value was partially offset by higher "package" sales versus "body-only" sales. Although unit sales declined, European refuse product sales were up 20.7% compared to 2002, generally as a result of increased "package" sales, which the Company is now emphasizing, and because of favorable currency translation adjustments as a result of the increased strength of the euro compared to the U.S. dollar.

Fire and emergency segment net sales increased 19.7% to $148.3 million for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. All business units in this segment realized increased sales volume for the quarter compared to the prior year, due to strong order rates in fiscal 2002.

Defense segment net sales increased 9.8% to $178.8 million for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 due primarily to heavy truck sales under a contract with the U.K. Ministry of Defence and to increased parts sales.

First Nine Months of Fiscal 2003 Compared to 2002

Consolidated net sales increased 11.9% to $1,417.9 million for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002.

Commercial segment net sales increased 11.7% to $562.7 million for the nine months ended June 30, 2003 compared to the same period in the prior year. Concrete placement sales were up 18.0%, primarily due to increased front-discharge mixer sales and a higher proportion of rear-discharge mixer "package" sales compared to the prior year. Domestic refuse sales were 10.6% lower due to lower unit sales, especially to large, U.S. commercial waste haulers, offset in part by a higher proportion of "package" sales compared to the prior year. European refuse sales increased 27.6% due to increased "package" sales and favorable foreign currency translation gains that offset unit sales declines.

Fire and emergency segment net sales increased 18.7% to $402.9 million for the nine months ended June 30, 2003 compared to the first nine months of fiscal 2002. Sales increases were largely due to increased unit volumes and an improved product sales mix of domestic fire apparatus at the Company's Pierce Manufacturing Inc. ("Pierce") subsidiary, as well as increased volume and a favorable product sales mix in airport products.

Defense segment net sales increased 7.4% to $457.9 million for the nine months ended June 30, 2003 compared to the same period in the prior year due to increased sales under the Company's Family of Heavy Tactical Vehicle ("FHTV") contract and higher parts sales.

Analysis of Consolidated Operating Income

The following table presents operating income by business segment (in thousands):


                                                  Third Quarter                         First Nine Months
                                                     Fiscal                                 Fiscal
                                              2003              2002                 2003              2002
                                              ----              ----                 ----              ----
Operating income (expense):
  Commercial                                  $15,011          $17,747              $34,047           $37,204
  Fire and emergency                           16,113           14,461               40,453            33,824
  Defense                                      16,913           14,965               33,239            28,094
  Corporate and other                          (7,146)          (8,811)             (22,099)          (19,399)
                                              -------          -------              -------           -------
    Consolidated operating income             $40,891          $38,362              $85,640           $79,723
                                              =======          =======              =======           =======


Third Quarter Fiscal 2003 Compared to 2002

Consolidated operating income increased 6.6% to $40.9 million, or 7.6% of sales, in the third quarter of fiscal 2003 compared to $38.4 million, or 7.8% of sales, in the third quarter of fiscal 2002. Results in the third quarter of fiscal 2002 benefited from a cumulative catch-up adjustment to margins on the Company's Medium Tactical Vehicle Replacement ("MTVR") contract as described below.

Commercial segment operating income decreased 15.4% to $15.0 million, or 7.0% of sales, in the quarter compared to $17.7 million, or 8.7% of sales, in the prior year quarter. Operating income margins fell in the third quarter of fiscal 2003 compared to the prior year quarter due to lower margins on "package" sales of concrete mixers and refuse bodies. The Company earns a lower overall operating income margin on "package" sales which include purchased commercial chassis.

Fire and emergency segment operating income increased 11.4% to $16.1 million, or 10.9% of sales, in the quarter compared to $14.5 million, or 11.7% of sales, in the prior year quarter. An increase in lower-margin international fire apparatus sales in the current year quarter resulted in lower operating income margins compared with the prior year quarter.

Defense segment operating income increased 13.0% to $16.9 million, or 9.5% of sales, in the quarter compared to $15.0 million, or 9.2% of sales, in the prior year quarter. Operating income increased as a result of higher parts sales, higher international truck sales and lower bid and proposal spending. The Company had recorded a cumulative catch-up adjustment to increase the life-to-date margins recognized on its MTVR contract to 4.3% in the third quarter of fiscal 2002, contributing approximately $4.0 million of operating income in the third quarter of fiscal 2002 that related to sales from prior quarters.

Corporate operating expenses and inter-segment profit elimination decreased $1.7 million to $7.1 million in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. Prior year results included significant expenses related to acquisition investigations and higher variable compensation. Current quarter results include costs and expenses to implement requirements of the Sarbanes-Oxley Act and expenses related to the Company's previously reported plan to increase investments in people and services.

Consolidated operating expenses remained flat at $40.7 million, or 7.6% of sales, in the third quarter of fiscal 2003 compared to $40.9 million, or 8.4% of sales, in the third quarter of fiscal 2002. Decreased corporate operating expenses, lower bid and proposal costs and increased package sales versus "body-only" sales contributed to the lower spending as a percent of sales in the third quarter of fiscal 2003.

First Nine Months of Fiscal 2003 Compared to 2002

Consolidated operating income increased 7.4% to $85.6 million, or 6.0% of sales, in the first nine months of fiscal 2003, compared to $79.7 million, or 6.3% of sales, in the first nine months of fiscal 2002.

Commercial segment operating income decreased 8.5% to $34.0 million, or 6.1% of sales, in the first nine months compared to $37.2 million, or 7.4% of sales, in the prior year period. Operating income margins were generally lower due to a higher percentage of "package" sales versus body-only sales in the current year compared to the previous year. Results for the first nine months of fiscal 2003 benefited from a $0.5 million gain on the sale of certain operating equipment.

Fire and emergency segment operating income increased 19.6% to $40.5 million, or 10.0% of sales, in the first nine months of fiscal 2003 compared to $33.8 million, or 10.0% of sales, in the prior year period. Increased sales volume and a strong product mix in the current year were partially offset by an increase in lower-margin international sales in the current year resulting in flat operating income margins compared to the prior year.

Defense segment operating income increased 18.3% to $33.2 million, or 7.3% of sales, compared to $28.1 million, or 6.6% of sales, in the prior year period. The increase in operating income margins for the first nine months of fiscal 2003 resulted from higher sales of FHTV trucks, international defense trucks and defense parts, and lower bid and proposal spending compared to the same period in fiscal 2002.

Corporate operating expenses and inter-segment profit elimination increased $2.7 million to $22.1 million for the nine months ended June 30, 2003 compared to the same period in the prior year. Increases in variable compensation, costs to implement the requirements of the Sarbanes-Oxley Act and investments in people and services contributed to the increase.

Consolidated operating expenses increased 9.5% during the period to $119.4 million, or 8.4% of sales, compared to $109.1 million, or 8.6% of sales, in the prior year period. Higher "package" sales in the commercial segment contributed to the lower spending as a percent of sales in the nine months ended June 30, 2003.

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2003 Compared to 2002

Net interest expense decreased $1.9 million to $3.0 million in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002, largely as a result of debt reduction in the fourth quarter of fiscal 2002 resulting from performance-based payments on the MTVR and FHTV contracts and cash flow from operations and, to a lesser extent, due to lower interest rates.

The effective income tax rate for both the third quarter of fiscal 2003 and the third quarter of fiscal 2002 was 36.8%.

Equity in earnings of an unconsolidated partnership of $0.5 million in the third quarter of fiscal 2003 and $0.5 million in the third quarter of fiscal 2002 represents the Company's equity interest in a lease financing partnership.

First Nine Months of Fiscal 2003 Compared to 2002

Net interest expense decreased $7.0 million to $9.4 million in the first nine months of fiscal 2003 compared to fiscal 2002, largely as a result of debt reduction in the fourth quarter of fiscal 2002 related to performance-based payments on the MTVR and FHTV contracts and cash flow from operations and, to a lesser extent, due to lower interest rates.

The effective income tax rate for the first nine months of fiscal 2003 was 37.0% compared to 35.4% for the comparable period in the prior year. In December 2001, the Company concluded an audit settlement of a research and development tax credit claim resulting in a $0.9 million reduction in income tax expense in the first nine months of fiscal 2002, which reduced the Company's effective income tax rate by 1.4 percentage points.

Equity in earnings of an unconsolidated partnership of $1.7 million in the first nine months of fiscal 2003 and $1.6 million in the first nine months of fiscal 2002 represent the Company's equity interest in a lease financing partnership.

Financial Condition

First Nine Months of Fiscal 2003

During the first nine months of fiscal 2003, cash decreased by $0.3 million to $39.7 million at June 30, 2003. The reduction in cash during the period was largely due to repayments of long-term debt of $48.2 million, capital expenditures of $16.8 million, increases in other long-term assets of $7.9 million, and dividends of $4.4 million, substantially offset by cash flow from operating activities of $70.2 million and proceeds from sale of assets of $3.8 million. The increase in other long-term assets arose principally from a $12.0 million contribution to the Company's defined benefit pension plans during the second quarter of fiscal 2003.

In the first nine months of fiscal 2003, net cash provided from operating activities of $70.2 million was significantly lower than the $175.2 million of net cash provided from operating activities in the first nine months of fiscal 2002. This variance between periods was primarily due to cash flows associated with changes in operating assets and liabilities. The following table presents cash flows associated with changes in operating assets and liabilities (in thousands).

                                             Nine Months Ended
                                                 June 30,
                                       2003                    2002
                                       ----                    ----
Receivables, net                     $ (21,674)               $ 59,886
Inventories                            (12,517)                 25,755
Accounts payable                       (13,830)                  2,205
Floor plan notes payable                 1,060                   2,958
Customer advances                       40,036                  36,633
Income taxes                            14,709                  (4,934)
Other                                    2,756                   1,768
                                     ---------                --------
  Source of cash                     $  10,540                $124,271
                                     =========                ========

During the first nine months of fiscal 2003, the Company was building inventories in anticipation of an expected increase in sales in the fourth quarter of fiscal 2003. During the first nine months of fiscal 2002, the Company was liquidating significant receivables from a large commercial waste-hauler related to a higher concentration of sales in the previous quarter. In addition, during the first nine months of fiscal 2002 the

Company was liquidating significant receivables and inventories associated with a large foreign military sale.

The Company's debt-to-total capital ratio at June 30, 2003 was 17.4% compared to 26.8% at September 30, 2002.


First Nine Months of Fiscal 2002

During the first nine months of fiscal 2002, cash increased by $7.7 million to $19.0 million at June 30, 2002. Cash provided from operating activities of $175.2 million was used to fund capital expenditures of $6.9 million, pay dividends of $4.3 million and reduce short- and long-term debt by $159.1 million.

In the first nine months ending June 30, 2002, net cash provided from operating activities of $175.2 million was significantly impacted by cash flows associated with changes in operating assets and liabilities. In fiscal 2002, the Company had initiated planned actions to reduce cash invested in working capital, principally receivables and inventories, in light of the recession in the U.S. economy. Cash was provided from increases in customer advances as a higher percentage of customers took advantage of prepayment programs. Income taxes payable decreased in the first nine months of fiscal 2002 due to increases in income tax payments made during the period. Income tax payments were $35.9 million in the first nine months of fiscal 2002 and were impacted by a delay in estimated tax payments from the fourth quarter of fiscal 2001 to the first quarter of 2002 resulting from a one-time benefit from U.S. tax legislation.

Liquidity and Capital Resources

The Company had $148.4 million of unused availability under the terms of its Revolving Credit Facility as of June 30, 2003. The Company's primary cash requirements include working capital, interest payments on indebtedness, capital expenditures, dividends, and, potentially, future acquisitions. The primary sources of cash are expected to be cash flow from operations and borrowings under the Company's Revolving Credit Facility.

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

In June 2003, the Company prepaid the remaining balance of $36.0 million then outstanding under its Term Loan A that was scheduled to mature in January 2006.

The Company's Revolving Credit Facility and senior subordinated notes contain various restrictions and covenants, including (1) limits on payments of dividends and repurchases of the Company's stock; (2) requirements that the Company maintain certain financial ratios at prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. These restrictions and covenants could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

Interest rates on borrowings under the Company's Revolving Credit Facility are variable and are equal to the "Base Rate" (which is equal to the higher of a bank's reference rate and the federal funds rate plus 0.50%) or the "IBOR Rate" (which is the bank's inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 1.00% for IBOR Rate loans under the Company's Revolving Credit Facility as of June 30, 2003. The margin is subject to adjustment, up or down, based on whether certain financial criteria are met. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

Based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2003. See "Fiscal 2003 Outlook." Capital resource requirements may change, however, because the Company maintains an active acquisitions strategy and the capital requirements of this strategy cannot be reasonably estimated. In addition, the Company could face significant working capital requirements in the event of an award of major new business arising from current truck procurement competitions for new defense contracts in the U.K.

Contractual Obligations and Commercial Commitments

The Company's contractual obligations and commercial commitments disclosures in its Annual Report on Form 10-K for the year ended September 30, 2002 have not materially changed since that report was filed, except for the Wheeled Tanker cash flow hedging program discussed below, the addition of operating leases in connection with a manufacturing facility and in connection with certain equipment with combined total minimum rentals of $13.1 million; with payments due of $0.3 million for the remainder of fiscal 2003, $1.2 million annually in fiscal 2004 through fiscal 2007 and $8.0 million thereafter.

The Company's export sales have historically been denominated in the Company's functional currency, the U.S. dollar. In March 2003, the Company entered into a multi-year contract to provide Wheeled Tanker systems to the U.K. Ministry of Defence. This contract, which is included in the Company's backlog at June 30, 2003 and which calls for deliveries in fiscal 2005 through fiscal 2007, is denominated in British Pounds Sterling. Additionally, in connection with this Wheeled Tanker contract, the Company has entered into requirements subcontracts with various third parties. Certain of these subcontracts call for payments in euros. The Company has hedged a significant portion of the forecasted cash flows related to this contract by entering into forward foreign exchange contracts. Any portion of these contractual cash flows that remain unhedged will subject the Company to foreign currency transaction risk and related financial volatility. See Note 8 to the Condensed Consolidated Financial Statements for details regarding the Company's use of forward foreign exchange contracts in connection with the Wheeled Tanker contract and other forecasted purchases and sales denominated in foreign currency.

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

New Accounting Standards

Refer to Note 2 to the Condensed Consolidated Financial Statements for a discussion of the impact on the Company's financial statements of new accounting standards.

Customers and Backlog

Sales to the DoD comprised approximately 34% of the Company's sales in the first nine months of fiscal 2003. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

The Company's backlog at June 30, 2003 increased 13.6% to $1,209.8 million compared to $1,065.1 million at June 30, 2002. Commercial segment backlog decreased 18.3% to $131.1 million at June 30, 2003 compared to June 30, 2002. Backlog for front-discharge concrete mixers was down 59.5% while backlog for rear-discharge concrete mixers was down 39.8%. Backlog for refuse packers was up 49.2% domestically and up 9.0% in Europe. Concrete mixer backlogs decreased due principally to high backlogs at June 30, 2002 due to a pre-buy by customers in advance of engine emissions standards changes effective October 1, 2002, and also due to lower orders in fiscal 2003. Although higher, the domestic refuse backlog remained relatively low due to weak orders from large, U.S. commercial waste-haulers. European refuse backlog in U.S. dollars increased largely as a result of a stronger euro compared to the U.S. dollar and a higher proportion of package sales, as unit backlogs declined due to weak order rates. Fire and emergency segment backlog decreased 8.4% to $266.3 million at June 30, 2003 compared to June 30, 2002, continuing a trend of lower industry orders, due to state and municipal budget constraints. The defense segment backlog increased 32.3% to $812.4 million at June 30, 2003 compared to June 30, 2002, principally due to the award of a U. K. Wheeled Tanker contract with shipments commencing in fiscal 2005 and due to funding received under the Company's FHTV and MTVR contracts. Approximately 64.9% of the June 30, 2003 backlog is not expected to be filled in fiscal 2003.

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

Fiscal 2003 Outlook

The Company estimates that consolidated net sales will grow approximately 9.0% in fiscal 2003 to $1.9 billion. The Company expects consolidated operating income to increase 8.0% to approximately $120.0 million in fiscal 2003, or approximately 6.3% of sales. The Company expects earnings per share from continuing operations assuming dilution to increase 15.9% to $4.00 per share in fiscal 2003. No acquisitions are assumed in any fiscal 2003 estimates.

The Company estimates that commercial segment sales will increase 8.1% in fiscal 2003 to $733.0 million. The Company expects a 6.7% increase in U.S. concrete placement sales in fiscal 2003, attributable to higher "package" sales. The Company expects its U.S. refuse sales to be down 4.6% in fiscal 2003, reflecting an estimated 10.0% decline in industry volume offset in part by a higher mix of "package" sales and higher prices. The Company estimates that the Geesink Norba Group sales will increase approximately 29.2% in fiscal 2003 based on an increase in "package" sales and foreign currency translation gains resulting from a stronger euro, offset in part by a weak European economy.

The Company estimates that commercial segment operating income will decrease approximately 4.6% in fiscal 2003 to $45.0 million. The Company expects concrete placement operating income to decline 7.1% reflecting weak customer orders and planned development spending and start-up costs associated with the Revolution(TM) composite concrete mixer drum. The Company plans to sell less than one hundred Revolution drums in fiscal 2003, largely utilizing the production facilities of the Company's partner in Australia. Freight costs from Australia will limit any profit opportunity from drums produced in Australia. The Company plans to have a U.S. production facility for the Revolution drum operational by the end of fiscal 2003, and to reach high rate of production for sales in fiscal 2004. In fiscal 2005 and fiscal 2006, the Company plans to acquire the rights to this technology for Europe, Asia, Australia and perhaps Africa/Middle East. The Company expects domestic refuse operating income to decrease about 19.5% in fiscal 2003 due to lower unit volumes resulting from weak market conditions. Internationally, the Company expects that the strong euro and benefits from the cost reduction efforts in fiscal 2002 at the Geesink Norba Group will more than offset weaker end markets throughout Europe, resulting in a 30.0% improvement in operating income in fiscal 2003.

The Company expects that fire and emergency segment sales will be up 12.4% to $535.0 million in fiscal 2003. During the first quarter of fiscal 2003, the Company believes that municipal orders for fire apparatus began to slow, and expects this weakening to impact fiscal 2004 results. The Company estimates fire and emergency operating income to increase 8.2% to approximately $53.0 million in fiscal 2003, largely due to strong orders received in fiscal 2002.

The Company estimates defense segment sales to increase 7.6% to $640.0 million in fiscal 2003. The Company estimates defense segment operating income will increase 27.7% to approximately $52.0 million in fiscal 2003, up $4.5 million from previous estimates. This estimate assumes that MTVR contract margins remain at 4.3% in fiscal 2003. The Company continues to target margins of 6.0% to 6.5% over the contract life. The Company reviews its estimated costs to complete the MTVR long-term production contract periodically, or as events change, based on factors such as the cost performance achieved to date and the durability of fielded trucks. In June 2002, the Company negotiated a modification of the MTVR contract to replace a bare chassis with requirements for vehicles with a dump or a wrecker variant. The wrecker variants are complex vehicles that will undergo significant testing. The U.S. Marine Corps has until January 2004, if at all, to fund the wrecker requirements under the contract. The Company will account for funding of the wrecker variant by recognizing such wrecker sales as a separate contract from the base MTVR contract. The practical effect of this change is that the Company will not recognize a cumulative catch-up adjustment to earnings when such wreckers are funded, but rather it will record higher earnings as each wrecker is shipped in fiscal 2004 and 2005. The Company expects to ship more than one-half of the anticipated wreckers in fiscal 2005. How the wreckers perform in testing, the timing and number of wreckers actually funded by the U.S. Marine Corps under the separate contract and the cost performance on those trucks will be important factors in the Company's ability to achieve its targeted MTVR margins of 6.0% to 6.5% over the lives of the base contract and the wrecker variant contract.

The Company expects corporate expenses to increase from $25.8 million in fiscal 2002 to $30.0 million in fiscal 2003. The increase reflects investments planned to build the Company's management team, higher variable incentive compensation costs and higher costs to implement the requirements of the Sarbanes-Oxley Act.

The Company expects net interest expense to approximate $13.0 million in fiscal 2003. The Company projects debt to remain at $101.7 million at September 30, 2003. This debt level reflects increased working capital requirements associated with the start-up of the U.K. Tank Transporter and U. K. Wheeled Tanker contracts. The Company estimates capital spending at no more than $30.0 million in fiscal 2003, including amounts for equipment and improvements in conjunction with a leased U.S. facility to manufacture the Revolution(TM) composite concrete mixer drum.

Fiscal 2004 Outlook

The Company estimates that fiscal 2004 consolidated net sales will approximate $1.87 billion, down 1.6% from estimated fiscal 2003 net sales. If the U.S. Marine Corps fund the wrecker under the MTVR contract, then the Company's consolidated sales estimate would increase by $30.0 million to be about flat compared with fiscal 2003 estimated sales. No acquisitions are assumed in any of the Company's fiscal 2004 estimates. Also, all comparisons are to fiscal 2003 estimates.

The Company estimates that commercial sales will increase about 9.1% to approximately $800.0 million in fiscal 2004. The Company is projecting an increase in concrete placement sales of 12.3% in fiscal 2004, reflecting a modest economic recovery and the launch of the Revolution(TM) composite mixer drum. The Company expects to sell 1,000 Revolution(TM) composite concrete mixer drums in fiscal 2004. The Company is projecting domestic refuse sales to increase 10.5% in fiscal 2004, largely due to projected volume increases with the largest U.S. waste haulers, with municipal refuse spending remaining soft. The Company expects that Geesink Norba Group refuse product sales will grow approximately 0.8% in fiscal 2004 with no recovery in the European market and an expected weakening of the euro to the U.S. dollar.

The Company expects that fire and emergency sales will be down about 2.8% to approximately $520.0 million. The Company expects Pierce sales to be down 5.0% based on the current backlog of open orders, which extends into February 2004. The Company believes that industry fire apparatus market volumes may be down 10.0% in fiscal 2004 due to municipal and state budget constraints. The Company expects strong snow removal and aircraft rescue and firefighting vehicle sales to offset some of the weakness in fire apparatus sales.

The Company is projecting defense sales to decrease 12.5% to $560.0 million. The Company believes this estimate could increase by $30.0 million if the U.S. Marine Corps funds the MTVR wrecker requirement. Before consideration of any potential MTVR wrecker call-up, the Company expects MTVR sales to decline about $126.0 million in fiscal 2004, consistent with contract requirements. The Company estimates that some of that decrease will be offset by higher estimated international sales and higher sales under the Company's FHTV contract.

By quarter, the Company estimates that fiscal 2004 sales will approximate $423.0 million in quarter one, $473.0 million in quarter two, $517.0 million in quarter three and $457.0 million in quarter four.

The Company is projecting consolidated operating income to be up about 10.0% to approximately $132.0 million in fiscal 2004. In the commercial segment, the Company projects operating income to increase 24.4% to $56.0 million. In this segment, the Company is projecting concrete placement operating income to be up 21.0% in fiscal 2004 based on a modest economic recovery and expected sales of its new Revolution(TM) composite mixer drum in fiscal 2004. The Company expects domestic refuse results to be up 41.0% in fiscal 2004, off a low base in fiscal 2003, due to higher estimated volume with the largest U.S. waste-haulers in spite of lower estimated industry volumes and cost reduction plans in place. The Company expects European refuse product operating results to be up 10.5% as a result of the restructuring of that business in fiscal 2002 and 2003.

The Company is projecting fire and emergency segment operating income to decrease 4.7% to $50.5 million in fiscal 2004, consistent with the estimated sales decrease in this segment.

The Company is projecting defense operating income to increase 3.8% to $54.0 million in fiscal 2004. This estimate assumes lower bid and proposal spending, substantially lower sales of relatively lower-margin MTVR trucks, but increased sales of relatively higher-margin FHTV and international defense trucks. This estimate also assumes the MTVR contract margins remain at 4.3%. The Company continues to target 6.0% to 6.5% margins over the contract life. A one percentage point increase in MTVR margins in fiscal 2004 would amount to $9.0 million in operating income, or $0.32 per share. Quarterly, the Company monitors manufacturing cost performance and the durability of fielded trucks, among other factors, and adjusts margins on the contract based on revised estimates to complete this contract. Another important factor impacting defense segment earnings in fiscal 2004 will be the status of a U.S. Marine Corps contract modification to the base MTVR contract to fund wreckers on an MTVR chassis. If funded, the Company believes the modification would add approximately $30.0 million in sales at higher margins than earned under the base MTVR contract, as variant development costs are amortized over the base MTVR contract.

The Company expects corporate expenses to approximate $28.5 million in fiscal 2004, down from $30.0 million estimated for fiscal 2003. This decrease reflects lower estimated costs to implement requirements of the Sarbanes-Oxley Act. The Company is projecting net interest costs to increase $1.0 million in fiscal 2004 to $14.0 million. The Company expects debt to be lower on average in fiscal 2004, but has assumed that interest rates will rise in fiscal 2004.

The Company estimates that in fiscal 2004 its effective tax rate will approximate 36.8% and that equity in earnings of its leasing unconsolidated partnership will approximate $2.7 million after taxes.

These estimates result in the Company's estimate of fiscal 2004 net income of $77.3 million.

By quarter, the Company expects that net income will approximate $13.4 million in quarter one, $18.1 million in quarter two, $25.1 million in quarter three and $20.7 million in quarter four. Based on an estimated 17.75 million average diluted shares outstanding for the year, these net income estimates result in earnings per share estimates of $0.76 in quarter one, $1.02 in quarter two, $1.41 in quarter three, and $1.16 in quarter four. These quarterly earnings estimates reflect substantially higher earnings per share in the first half of fiscal 2004 and relatively flat earnings per share in the second half of fiscal 2004, in comparison to comparable periods in fiscal 2003. In the first half of fiscal 2004, the Company expects a strong mix of FHTV contract and international defense truck sales to contribute to higher earnings. In the second half of fiscal 2004, quarterly earnings comparisons are tougher, and MTVR sales will be lower. If the U.S. Marine Corps funds the wrecker modification, or if there is a stronger than expected economic recovery, that could contribute to earnings growth in the second half of fiscal 2004.

Beginning with the quarter ended September 30, 2003, the Company will be reporting earnings per share after giving effect to the two-for-one stock split effective August 6, 2003. The Company's actual and projected earnings per share, after giving effect to the stock split, for fiscal 2003 and fiscal 2004 are as follows:

                                      Fiscal            Fiscal
                                       2003              2004
                                       ----              ----
              First quarter           $0.32             $0.38 P
              Second quarter           0.40              0.51 P
              Third quarter            0.69              0.70 P
              Fourth quarter           0.58 P            0.58 P
              Fiscal year              2.00 P            2.18 P

               P = Projected

Assuming no acquisitions, the Company estimates that debt will remain flat at September 30, 2004 compared to estimated September 30, 2003 levels, but cash will fluctuate with seasonal working capital demands. The Company intends to hold excess cash in furtherance of its acquisition strategy. The Company anticipates capital spending to approximate $30.0 million in fiscal 2004, much of which the Company expects will support the continued worldwide rollout of the Revolution(TM) composite mixer drum.

Looking forward to fiscal 2005, the Company expects declining defense sales as the MTVR contract concludes. By then, the Company hopes that other defense truck sales opportunities, an economic recovery, the rollout of the Revolution(TM) composite mixer drum and, potentially, acquisitions would offset MTVR sales declines and foster earnings growth.

The expectations set forth in "Fiscal 2003 Outlook" and "Fiscal 2004 Outlook" are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, a modest economic recovery in the U.S. and no economic recovery in Europe; the sale of 1,000 Revolution(TM) composite mixer drums in the U.S. in fiscal 2004 at favorable pricing and costs; the Company's estimates for concrete placement activity, housing starts and mortgage rates; the Company's expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company's ability to achieve cost reductions; the anticipated level of margins associated with the MTVR contract and a related MTVR variant contract; the anticipated level of sales associated with defense parts, international defense truck contracts, and the FHTV contract; the Company's planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the expected level of commercial "package" body and purchased chassis sales compared to "body only" sales; the Company's estimates for capital expenditures of municipalities for fire and emergency and refuse products, of airports for rescue and snow removal products and of large commercial waste haulers; the Company's ability to sustain market share gains by its fire and emergency and refuse products businesses; the Company's estimates for costs relating to insurance, steel, litigation and the Sarbanes-Oxley Act and related items; anticipated levels of capital expenditures, especially with respect to the rollout of the Revolution composite mixer drum; the Company's estimates for debt levels, interest rates and working capital needs; and that the Company does not complete any acquisitions. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company's ability to achieve the results that the forward-looking statements contemplate.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2002 and have not materially changed since that report was filed, except as disclosed in Note 8 to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Contractual Obligations and Commercial Commitments" herein.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2003. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2003 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

     Changes in internal control. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                  June 30, 2003


Item 1. Legal Proceedings

None.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
-------------

3.2  By-Laws of Oshkosh Truck Corporation, as amended May 16, 2003.

4.1 Third Supplemental Indenture, dated as of September 30, 2002, among Oshkosh Logistics Corporation, Total Mixer Technologies, L.L.C., Summit Performance Systems, L.L.C., Oshkosh Truck Corporation, the Subsidiary Guarantors and U.S. Bank, National Association.

31.1 Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 31, 2003.

31.2 Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 31, 2003.

32.1 Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated July 31, 2003.

32.2 Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss.1350, dated July 31, 2003.


(b)  Reports on Form 8-K
------------------------

     Current Report on Form 8-K dated April 24, 2003 reporting the announcement of the Company's earnings for the second quarter ended March 31, 2003, a conference call in connection with such announcement and risk factors for the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             OSHKOSH TRUCK CORPORATION

July 31, 2003                /S/  R. G. Bohn
                             -------------------------------------------
                             R. G. Bohn
                             Chairman, President and
                             Chief Executive Officer
                             (Principal Executive Officer)


July 31, 2003                /S/ C. L. Szews
                             -------------------------------------------
                             C. L. Szews
                             Executive Vice President and
                             Chief Financial Officer
                             (Principal Financial Officer)



July 31, 2003                /S/ T. J. Polnaszek
                             -------------------------------------------
                             T. J. Polnaszek
                             Vice President and Controller
                             (Principal Accounting Officer)

EXHIBIT INDEX
-------------

Exhibit No.                Description
-----------                -----------

3.2  By-Laws of Oshkosh Truck Corporation, as amended May 16, 2003.

4.1 Third Supplemental Indenture, dated as of September 30, 2002, among Oshkosh Logistics Corporation, Total Mixer Technologies, L.L.C., Summit Performance Systems, L.L.C., Oshkosh Truck Corporation, the Subsidiary Guarantors and U.S. Bank, National Association.

31.1 Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 31, 2003.

31.2 Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 31, 2003.


32.1 Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated July 31, 2003.

32.2 Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss.1350, dated July 31, 2003.