Form 10-K
period 2003-09-30
OSHKOSH TRUCK CORP
filed 2003-11-26
CIK 775158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

(X)	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003, or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________________________ to __________________________________

Commission file number:   1-31371

Oshkosh Truck Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0520270
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
P. O. Box 2566, Oshkosh, WI	54903-2566
(Address of principal executive offices)	(zip code)
Registrant's telephone number, including area code:	(920)235-9151

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

Aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant as of March 31, 2003:

Class A Common Stock,	$.01 par value -	No Established Market Value
Common Stock,	$.01 par value -	$1,037,114,891

Number of shares outstanding of each of the registrant’s classes of common stock as of November 21, 2003:

Class A Common Stock,	$.01 par value -	815,290 shares
Common Stock,	$.01 par value -	34,177,472 shares

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

OSHKOSH TRUCK CORPORATION

Index to Annual Report on Form 10-K

Fiscal year ended September 30, 2003

Page
PART I
ITEM 1. BUSINESS	5
ITEM 2. PROPERTIES	18
ITEM 3. LEGAL PROCEEDINGS	19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
EXECUTIVE OFFICERS OF THE REGISTRANT	20
PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS	21
ITEM 6. SELECTED FINANCIAL DATA	22
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	40
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURES	73
ITEM 9A. CONTROLS AND PROCEDURES	73
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	73
ITEM 11. EXECUTIVE COMPENSATION	73
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	73
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	74
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	74
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	74
INDEX TO EXHIBITS	79

        As used herein, the “Company” refers to Oshkosh Truck Corporation, including Pierce Manufacturing Inc. (“Pierce”), McNeilus Companies, Inc. (“McNeilus”) and its wholly-owned subsidiaries, Viking Truck and Equipment, Inc. (“Viking”), Kewaunee Fabrications, LLC (“Kewaunee”), Medtec Ambulance Corporation (“Medtec”) and Geesink Group B.V., Norba A.B. and Geesink Norba Limited and their wholly-owned subsidiaries (together the “Geesink Norba Group”). “Oshkosh” refers to Oshkosh Truck Corporation, not including Pierce, McNeilus, Viking, Kewaunee, Medtec or the Geesink Norba Group or any other subsidiaries.

        The “Oshkosh®,” “McNeilus®,” “MTM™,” “Pierce®,” “Medtec™,” “Geesink™,” “Norba®,” “Geesink Kiggen™,” “Revolution®,” “Atlantic™,” “Command Zone™,” “ALL-STEER®,” “TAK-4™,” “Arrow XT™,” “Hawk Extreme™,” “Hercules™,” “Husky®,” “Contender®,” “SmartPak,” “Auto Reach arm” and “ProPulse” trademarks and related logos are trademarks or registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.

        All information in this Annual Report on Form 10-K has been adjusted to reflect the two-for-one split of the Company’s Common Stock effected on August 13, 2003 in the form of a 100% stock dividend and the three-for-two split of the Company’s Common Stock effected on August 19, 1999 in the form of a 50% stock dividend.

        For ease of understanding, the Company refers to types of specialty trucks for particular applications as “markets.” When the Company refers to “market” positions, these comments are based on information available to the Company concerning units sold by those companies currently manufacturing the same types of specialty trucks and truck bodies and are therefore only estimates. Unless otherwise noted, these market positions are based on sales in the United States. There can be no assurance that the Company will maintain such market positions in the future.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures and debt levels, and plans and objectives of management for future operations, including those under the caption “Fiscal 2004 Outlook,” are forward-looking statements. When used in this Annual Report on Form 10-K, words such as the Company “expects,” “intends,” “estimates,” “anticipates,” “believes,” “should” or “plans” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the success of the launch of the Revolution™ composite concrete mixer drum, the outcome of defense truck procurement competitions, the cyclical nature of the Company’s commercial and fire and emergency markets, risks related to reductions in government expenditures, the uncertainty of government contracts, the challenges of identifying acquisition candidates and integrating acquired businesses, risks associated with international operations and sales, including foreign currency fluctuations, disruptions in the supply of parts or components from sole source suppliers and subcontractors and competition. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2003.

        All forward-looking statements, including those under the caption “Fiscal 2004 Outlook” speak only as of November 26, 2003. The Company has adopted a policy that if the Company makes a determination that it expects the Company’s earnings per share for future periods for which projections are contained in this Annual Report on Form 10-K to be lower than those projections, then the Company will publicly disseminate that fact. The Company’s policy also provides that if the Company makes a determination that it expects the Company’s earnings per share for future periods to be at or above the projections contained in this Annual Report on Form 10-K, then the Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company’s next quarterly conference call, if at all.

PART I

Item 1.  BUSINESS

The Company

        The Company is a leading designer, manufacturer and marketer of a broad range of specialty commercial, fire and emergency and military trucks under the “Oshkosh” and “Pierce” trademarks; truck bodies under the “McNeilus,” “MTM,” “Revolution,” “Medtec,” “Geesink” and “Norba” trademarks; and mobile and stationary compactors under the “Geesink Kiggen” trademark. Oshkosh began business in 1917 and was among the early pioneers of four-wheel drive technology. In 1981, Oshkosh was awarded the first Heavy Expanded Mobility Tactical Truck (“HEMTT”) contract for the U.S. Department of Defense (“DoD”), and quickly developed into the DoD’s leading supplier of severe-duty heavy tactical trucks. In 1996, the Company began a strategic initiative to shed under-performing assets and to diversify its business by making selective acquisitions in attractive specialty segments of the commercial truck and truck body markets to complement its defense truck business. The result of this initiative to date has been an increase in sales from $413 million in fiscal 1996 to $1,926 million in fiscal 2003, with earnings from continuing operations increasing from a loss of $.01 per share for fiscal 1996 to earnings of $2.16 per share in fiscal 2003.

        As part of the Company’s strategy, the Company has completed the following acquisitions:

•	Pierce, a leading manufacturer and marketer of fire trucks and other fire apparatus, in September 1996;

•	Nova Quintech, a manufacturer of aerial devices for fire trucks, in December 1997;

•	McNeilus, a leading manufacturer and marketer of commercial specialty truck bodies, including rear-discharge concrete mixers and portable concrete batch plants for the concrete ready-mix industry and refuse truck bodies for the waste services industry, in February 1998;

•	Kewaunee, a fabricator of heavy-steel components such as cranes and aerial devices, in November 1999;

•	Viking, Oshkosh's only remaining front-discharge concrete mixer dealer, in April 2000;

•	Medtec, a leading manufacturer of ambulances and rescue vehicles, in October 2000;

•	Certain assets of TEMCO, a manufacturer of concrete mixers, batch plants and concrete mixer parts in March 2001; and

•	Geesink Norba Group, a leading European manufacturer of refuse collection truck bodies, mobile and stationary compactors and transfer stations, in July 2001.

        The Company believes it has developed a reputation for excellent product quality, performance and reliability at low product life cycle costs in each of the specialty segments in which it participates. The Company has strong brand recognition in its segments and has demonstrated design and engineering capabilities through the introduction of several highly-engineered proprietary components that increase the Company’s products’ operating performance. The Company has developed comprehensive product and service portfolios for many of its markets in an effort to become a single-source supplier for its customers, including customer lease financing for fire and emergency products through its wholly-owned subsidiary, Oshkosh Equipment Finance, L.L.C., doing business as Oshkosh Capital (“Oshkosh Capital”), and for commercial products through the Company’s interest in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”). The Company’s commercial truck lines include refuse truck bodies, rear- and front-discharge concrete mixers and all-wheel drive truck chassis. The Company’s custom and commercial fire apparatus and emergency vehicles include pumpers, aerial and ladder trucks, tankers, light-, medium- and heavy-duty rescue vehicles, wildland rough terrain response vehicles, aircraft rescue and firefighting (“ARFF”) vehicles, ambulances and snow removal vehicles. As the leading manufacturer of severe-duty heavy tactical trucks for the DoD, the Company manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel and cargo for combat units. In December 1998, the DoD awarded Oshkosh the Medium Tactical Vehicle Replacement (“MTVR”) contract for the U.S. Marine Corps from which the Company expects to generate total sales of up to $1.1 billion during the period from fiscal 2000 through fiscal 2005, assuming exercise of available options by the DoD under the contract. The Company expects fiscal 2004 sales under this contract to approximate $167 million. The MTVR contract represents the Company’s first production contract for medium tactical trucks for the U.S. military. The Company has begun utilizing the MTVR truck platform in defense truck procurement competitions worldwide and has generated its first contract award outside the U.S. in connection with a contract for wheeled tankers for the United Kingdom Ministry of Defence (“U.K. MoD”) valued at approximately 145 million British Sterling ($241 million based on the September 30, 2003 exchange rate) over a three-year period commencing in fiscal 2005.

Competitive Strengths

        The following competitive strengths support the Company’s business strategy:

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

        Flexible and Efficient Manufacturing. The Company believes it has competitive advantages over larger truck manufacturers in its specialty truck markets due to its manufacturing flexibility and custom fabrication capabilities. Over the past ten years, the Company has significantly increased manufacturing efficiencies. In addition, the Company believes it has competitive advantages over smaller truck and truck body manufacturers due to the Company’s relatively higher volumes of similar parts that permit the use of moving assembly lines and allow the Company to leverage purchasing power opportunities across product lines.

        Diversified Product Offering and Customer Base. The Company’s broad product offerings and target markets serve to diversify its sources of revenues, mitigate the impact of economic cycles and provide multiple platforms for both potential internal growth and acquisitions. For each of the Company’s target markets, the Company has developed or acquired a broad product line to become a single-source provider to the Company’s customers.

        Strong Management Team. The present management team has successfully executed a strategic repositioning of the Company’s business while significantly improving its financial and operating performance. With each acquisition since 1996, the Company assimilated the management and culture of the acquired company, and has, and continues to introduce new strategies to significantly increase sales and use the Company’s expertise in purchasing and manufacturing to reduce costs.

        Quality Products and Customer Service. Oshkosh, Pierce, McNeilus, Medtec and the Geesink Norba Group have each developed strong brand recognition based on their commitments to meet the stringent product quality and reliability requirements of their customers and the specialty truck and truck body markets they serve. The Company’s commitment to product quality is exemplified by the ISO 9001 certification of Oshkosh, Pierce, McNeilus and the Geesink Norba Group. In August 2002, Pierce was certified under the new ISO 9001:2000 standards. In July 2003, McNeilus was certified under ISO 9001:2000. The Company also achieves high quality customer service through its extensive service and parts support program, which is available to domestic customers 365 days a year in all product lines throughout the Company’s distribution systems.

        Proprietary Components. The Company’s advanced design and engineering capabilities have contributed to the development of proprietary, severe-duty components that enhance truck performance, reduce manufacturing costs and strengthen customer relationships. These proprietary components include front drive and steer axles, transfer cases, cabs, the ALL-STEER electronic all-wheel steering system, TAK-4 independent suspension, the Sky-Arm articulating aerial platform ladder, the Hercules and Husky foam systems, the Command Zone embedded diagnostics multiplexing technology, the McNeilus Auto Reach Arm for automated side-loading refuse bodies, Geesink Norba Group’s SmartPak bin lift system and the Pro-Pulse hybrid electric drive technology. The Company also has an exclusive license to manufacture and market the Revolution composite concrete mixer drum in the Americas and holds options to acquire the technological rights worldwide. The Company believes these proprietary components provide the Company a competitive advantage by increasing its products’ durability, operating efficiency and effectiveness. The integration of many of these components across various product lines also reduces the Company’s costs to manufacture its products compared to manufacturers who simply assemble purchased components.

Business Strategy

        The Company is focused on increasing its net sales, profitability and cash flow by capitalizing on its competitive strengths and pursuing a comprehensive, integrated business strategy. Key elements of the Company’s business strategy include:

        Focusing on Specialty Truck and Truck Body Markets. The Company plans to continue its focus on those specialty truck and truck body markets where it has or can acquire strong market positions and where the Company believes it can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability. The Company believes the higher sales volumes associated with strong market positions will allow the Company to continue to enhance productivity in manufacturing operations, fund innovative product development and invest in further expansion. In addition to the Company’s strategies to increase market share and profitability, each of the Company’s specialty truck and truck body markets exhibits opportunities for further market growth.

        Pursuing Strategic Acquisitions. The Company’s present management team has successfully negotiated and integrated eight acquisitions since 1996 that, taken as a whole, have significantly increased the Company’s sales and earnings. The Company intends to selectively pursue additional strategic acquisitions, both domestically and internationally, to enhance its product offerings and expand its international presence in specialty truck and truck body markets. The Company’s acquisition strategy is focused on opportunities which provide or enhance a full range of products to customers in specialty truck and truck body markets that are growing and where the Company can enhance its strong market positions and achieve significant acquisition synergies.

        Introducing New Products. The Company has maintained a strong emphasis on new product development in recent years, as it seeks to expand sales by leading its core markets in the introduction of new or improved products and new technologies, through internal development, strategic acquisitions or licensing of technology. In fiscal 2003, the Company invested $22.5 million in development activities that resulted in significant new products and product enhancements.

        In the fire and emergency segment, Pierce was the first to introduce, in fiscal 2003, side roll protection packages to custom fire chassis. Utilizing a combination of seat restraints and side airbags, Pierce’s side roll protection packages protect firefighters from one of the leading causes of on the job fatalities and injuries involving vehicle rollovers. Pierce introduced its Arrow XT chassis in fiscal 2003, which was designed specifically to withstand the rugged use of fire apparatus in America’s largest cities. The Company also extended its Command Zone™ multiplexing technology in fiscal 2003 to its Medtec ambulance line, which substantially improves the monitoring and diagnostics capabilities of emergency response professionals.

        In the commercial segment, McNeilus commenced U.S. production of the Revolution composite mixer drum in fiscal 2003. The Revolution mixer drum is approximately 2,000 pounds lighter than a conventional concrete mixer drum. Less weight results in lower costs per yard of concrete delivered as the composite drum can carry up to ½ cubic yard more concrete. Further, McNeilus believes the composite drum is more durable and easier to clean and maintain than conventional steel mixer drums. Also in fiscal 2003, McNeilus expanded its line of automated side loaders. In fiscal 2003, the Geesink Norba Group introduced a smooth-sided rear load refuse packer for the European market. The Geesink Norba Group designed this rear loader in conjunction with McNeilus to cost-effectively deliver improved safety and performance features for waste haulers. The Geesink Norba Group also introduced a front loader that modifies the proven McNeilus’ Atlantic front loader to meet European requirements and an automated side loader that utilizes the McNeilus Auto Reach arm.

        In fiscal 2003, the defense segment developed a combination tractor and tanker-trailer (a wheeled-tanker) for the U.K. MoD for transportation of all military fuels and liquids. This high performance vehicle is based on the Company’s MTVR truck, with modifications to meet European vehicle requirements and specific requirements of the U.K. MoD. The Company also commenced a contract to integrate its ProPulse hybrid electric drive system into its HEMTT vehicle.

        Tailoring Distribution and Service to Each Market. The Company actively tailors distribution and service to each of its domestic and international markets. Dealers and distributors are utilized in markets characterized by a large, fragmented customer base. Company-owned or leased facilities and in-house sales representatives are utilized in markets characterized by a concentrated customer base, supplemented by a network of nationwide service representatives. The Company believes that this distribution and service model provides frequent contact with customers and timely service at a reasonable cost of capital. Because the Company’s vehicles must be ready to go to war, fight a fire, rescue, clean up, build and perform other critical missions, the Company has actively been expanding Company-owned service locations, encouraging dealers to expand service locations and adding roving service vans to maintain high readiness levels of its installed fleets.

        Focusing on Operational Excellence. The Company seeks to deliver high performance products to customers at low product life cycle costs through a focus on operational excellence. The Company has completed several facilities expansions in recent years to install improved production flow processes, robotics and high-speed fabrication equipment. In August 2003, the Company commenced production of the Revolution composite concrete mixer drum in a greenfield facility located in Dexter, Minnesota. In May 2001, the Company completed the $10.0 million, 110,000 square foot expansion of its model-flexible main assembly plant in Oshkosh, Wisconsin. This expansion significantly increased assembly capacity, refined the manufacturing process and expanded testing capabilities. The expansion included facilities for simulated road tests and on-line ABS brake testing and provided improvements in cab production and TAK-4 independent suspension production. In September 2000, the Company completed construction of a 100,000 square foot, $8.3 million expansion of its Dodge Center, Minnesota manufacturing facility. The primary purpose of the expansion was to construct two moving assembly lines with robotic welders to significantly reduce the manufacturing costs of refuse bodies. The expansion doubled the refuse body manufacturing and painting capacity of this facility. The Company actively benchmarks its competitors’ costs and best industry practices, and continuously seeks to implement process improvements to increase profitability and cash flow. Approximately 80% of all materials and components company-wide are procured through the Company’s strategic purchasing group to leverage the Company’s full purchasing power. With each of its major acquisitions, the Company has established cost reduction targets. At Pierce, the Company exceeded its two-year cost reduction target of $6.5 million as a result of consolidating facilities, reengineering the manufacturing process and leveraging increased purchasing power. Similarly, the Company utilized its greater purchasing power and manufacturing capabilities in connection with its 1998 acquisition of McNeilus to achieve cost reductions. In fiscal 1998, the Company established a $5.0 to $7.0 million two-year cost reduction target and realized over $11.0 million of cost reductions. The Company has established an annual cost reduction target of $2.0 to $3.5 million over the next two years for the Geesink Norba Group acquisition and expects to meet or exceed the high-end of the target. For historic product lines, the Company also establishes annual labor productivity improvement targets, and for many product lines, the Company establishes materials cost reduction targets.

Products

        The Company is focused on the following core segments of the specialty truck and truck body markets:

        Commercial segment: Through the Geesink Norba Group and McNeilus, the Company is a leading European and U.S. manufacturer of refuse truck bodies for the waste services industry. Through Oshkosh and McNeilus, the Company is a leading manufacturer of front- and rear-discharge concrete mixers and portable concrete batch plants for the U.S. concrete ready-mix industry. McNeilus manufactures a wide range of rear, front, automated, side and top loading refuse truck bodies, which are mounted on commercial chassis. McNeilus sells its refuse vehicles primarily to commercial waste management companies, and it is increasing its municipal focus with customers such as the cities of Long Beach, California; Philadelphia, Pennsylvania; Greensboro, North Carolina; Macon, Georgia; Houston and El Paso, Texas; and Cleveland, Cincinnati and Columbus, Ohio; and in international markets such as Mexico and the United Kingdom. The Geesink Norba Group sells its refuse vehicles throughout Europe and the Middle East to municipal and commercial customers. The Company believes its refuse vehicles have a reputation for efficient, cost effective, dependable, low maintenance operation that supports the Company’s continued expansion into municipal and international markets. The Company sells rear- and front-discharge concrete mixers and portable concrete batch plants to concrete ready-mix companies throughout the United States and internationally. The Company believes it is the only domestic concrete mixer manufacturer that markets both rear- and front-discharge concrete mixers and portable concrete batch plants. Mixers and batch plants are marketed on the basis of their quality, dependability, efficiency, low maintenance and cost-effectiveness.

        In March 2002, the Company introduced the Revolution concrete mixer drum, constructed using light-weight composite materials. Since the introduction of the first concrete mixer drum approximately 70 years ago, all commercially successful drums worldwide have been produced utilizing steel. The Company believes the Revolution is the first composite concrete mixer drum ever produced. The Revolution drum offers improved concrete payload on a truck and easier drum cleanout, which lowers the cost per yard of concrete delivered. The Company sold a limited number of Revolution drums in the U.S. in fiscal 2002 and 2003 that were produced in Australia for sale in the U.S. to McNeilus customers. Late in the fourth quarter of fiscal 2003, the Company commenced production of the Revolution drum at a greenfield facility. The Company expects to ramp up production at the facility during fiscal 2004 with the objective of selling 1,000 rear-discharge Revolution drums in the U.S. in 2004. The Company plans to commence production of Revolution drums for other markets worldwide in fiscal 2005 and 2006. The Company expects to sell the Revolution drum as a premium-priced product as the Company believes the Revolution drum yields a quick payback to customers through lower operating costs. As the Company rolls out this technology worldwide, the Company is required to pay to its Australian partner license fees payable based on geographic area and royalty fees payable per drum sold.

        The Company, through OMFSP, an affiliated financial services partnership, offers three- to seven-year tax advantaged lease financing to mixer and portable concrete batch plant customers and to commercial waste haulers in the United States. Offerings include competitive lease financing rates and the ease of one-stop shopping for customers’ equipment and financing.

        Fire and Emergency Segment. Through Pierce, the Company is a leading domestic manufacturer of fire apparatus assembled on custom chassis, designed and manufactured by Pierce to meet the special needs of firefighters. Pierce also manufactures fire apparatus assembled on a commercially available chassis, which are produced for multiple end-customer applications. Pierce’s engineering expertise allows it to design its vehicles to meet stringent government regulations for safety and effectiveness. Pierce primarily serves domestic municipal customers, but also sells fire apparatus to airports, universities and large industrial companies, and in international markets. Pierce’s history of innovation and research and development in consultation with firefighters has resulted in a broad product line that features a wide range of innovative, high-quality custom and commercial firefighting equipment with advanced fire suppression capabilities. In an effort to be a single-source supplier for its customers, Pierce offers a full line of custom and commercial fire apparatus and emergency vehicles, including pumpers, aerial and ladder trucks, tankers, light-, medium- and heavy-duty rescue vehicles, wildland rough terrain response vehicles, command centers and emergency response vehicles.

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

        The Company is among the leaders in sales of ARFF vehicles to domestic and international airports. These highly specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the world’s largest airports, including LaGuardia International Airport, O’Hare International Airport and Los Angeles International Airport in the United States and airports such as Montreal and Toronto, Canada, are served by the Company’s ARFF vehicles. The Company believes that the performance and reliability of its ARFF vehicles contributes to the Company’s strong position in this market.

        The Company is a leader in airport snow removal in the United States. The Company’s specially designed airport snow removal vehicles can cast up to 5,000 tons of snow per hour and are used by some of the largest airports in the United States, including Denver International Airport, LaGuardia International Airport, Minneapolis-St. Paul International Airport and O’Hare International Airport. The Company believes that the reliability of its high performance snow removal vehicles and the speed with which they clear airport runways contributes to its strong position in this market.

        The Company offers two- to ten-year municipal lease financing programs to its fire and emergency customers in the United States through Oshkosh Capital. Programs include competitive lease financing rates, creative and flexible finance arrangements and the ease of one-stop shopping for Pierce’s customers’ equipment and financing. The lease financing transactions are executed through a private label arrangement with an independent third party finance company.

        Defense Segment. The Company has sold products to the DoD for over 70 years. The Company’s proprietary military all-wheel drive product line of heavy-payload tactical trucks includes the HEMTT, the Heavy Equipment Transporter (“HET”), the Palletized Load System (“PLS”), the Common Bridge Transporter (“CBT”) and the Logistic Vehicle System (“LVS”). The Company also exports severe-duty heavy tactical trucks to approved foreign customers.

        The Company has developed and maintained a strong relationship with the DoD over the years as a proven supplier. The Company has a five-year Family of Heavy Tactical Vehicles (“FHTV”) requirements contract running from fiscal 2001 to fiscal 2006 that includes the following heavy-payload products: HEMTT, HEMTT-ESP (“Expanded Service Program”), HET, PLS, CBT, LVS and the associated logistics and configuration management support. The DoD is considering a new Future Tactical Truck System (“FTTS”) program commencing in 2013, or later, that may eventually replace the DoD’s procurement of the Company’s heavy-payload trucks.

        With the award of the MTVR contract in fiscal 1998, the Company became a major manufacturer of medium-payload tactical trucks for the U.S. Marine Corps. MTVRs are equipped with the Company’s patented TAK-4 independent suspension and transfer cases, and central tire inflation to enhance off-road performance. The MTVR program originally called for 5,666 trucks with options for up to 2,409 additional trucks, for a total of 8,075 trucks. To date, the U.S. Marine Corps has exercised options for 765 trucks, bringing the total contract value to $953 million and 6,431 trucks. The Company expects that the total contract value could reach $1.1 billion over fiscal years 2000 through 2005 if the U.S. Marine Corps exercises options for additional vehicles, including the wrecker variant option. In fiscal 2000, MTVR production occurred at the rate of approximately one truck per day, and in April 2001, the Company received approval to commence full-rate production, increasing to approximately seven trucks per day in August 2001. Also beginning in fiscal 2001, the Company has been marketing the MTVR truck to approved foreign governments as described in succeeding paragraphs. In fiscal 2004, this contract declines to average production of four trucks per day and further declines to one per day in fiscal 2005.

        In December 2001, the Company was awarded a contract to provide the U.K. MoD with 92 heavy equipment transporters (“U.K. HETs”) valued at approximately $75 million. If the U.K. MoD exercises all options, the Company expects that total sales under this contract could approximate $95 million. The Company began shipping units under this contract in mid fiscal 2003. Shipments under the contract will continue through fiscal 2004. In April 2003, the Company was awarded a contract to provide the U.K. MoD with 348 wheeled tankers, with a value of approximately 145 million British Sterling ($241 million based on the September 30, 2003 exchange rate) over a three-year period, commencing in fiscal 2005. In September 2003, the Company submitted its proposal for the U.K. cargo support vehicle competition, which includes requirements for up to 8,500 vehicles with a contract value in excess of $2.0 billion over seven years commencing in fiscal 2007. The Company expects the U.K. MoD to award a contract to the winning bidder in mid-fiscal 2004. The Company’s contract for the U.K. wheeled tanker and bid for the U.K. cargo support vehicle utilize the Company’s high performance MTVR truck as its main truck platform.

        The Company’s objective is to continue to diversify into other areas of the U.S. defense truck market by expanding applications, uses and body styles of its current heavy- and medium-payload tactical truck lines. As the Company enters the medium-payload tactical truck area of the defense market segment, management believes that the Company has multiple competitive advantages, including:

•	Truck engineering and testing. DoD truck contract competitions require significant defense truck engineering expertise to ensure that a company’s truck excels under demanding testing conditions. The Company has a team of approximately 55 engineers and draftsmen and engages contract engineers to support current business and truck contract competitions. These personnel have significant expertise designing new trucks, using sophisticated computer-aided tools, supporting grueling testing programs at DoD test sites and submitting detailed, comprehensive, successful contract proposals.

•	Proprietary components. The Company’s patented TAK-4 independent suspension and proprietary transfer case enhance its trucks’ off-road performance. In addition, because these are two of the highest cost components in a truck, the Company has a competitive cost-advantage from in-house manufacturing of these two truck components. The Company’s Command Zone tool also simplifies maintenance troubleshooting.

•	Past performance. The Company has been building trucks for the DoD for over 70 years. The Company believes that its past success in delivering reliable, high quality trucks on time, within budget and meeting specifications is a competitive advantage in future defense truck procurement programs. The Company understands the special contract procedures in use by the DoD and has developed substantial expertise in contract management and accounting.

•	Flexible manufacturing. The Company’s ability to produce a variety of truck models on the same moving assembly line permits it to avoid facilitation costs on most new contracts and maintain competitive manufacturing efficiencies.

•	Logistics. The Company has gained significant experience in the development of operators’ manuals and training and in the delivery of parts and services worldwide in accordance with the DoD’s expectations, which differ materially from commercial practices. The Company has logistics capabilities to permit the DoD to order parts, receive invoices and remit payments electronically.

Marketing, Sales, Distribution and Service

        The Company believes it differentiates itself from many of its larger competitors by tailoring its distribution to the needs of its specialty truck and truck body markets and from its smaller competitors with its national and global sales and service capabilities. Distribution personnel use demonstration trucks to show customers how to use the Company’s trucks and truck bodies properly. In addition, the Company’s flexible distribution is focused on meeting customers on their terms, whether on a jobsite, in an evening public meeting or at a municipality’s offices, compared to the showroom sales approach of the typical dealers of large truck manufacturers. The Company backs all products by same-day parts shipment, and its service technicians are available in person or by telephone to domestic customers 365 days a year. The Company believes its dedication to keeping its products in-service in demanding conditions worldwide has contributed to customer loyalty.

        The Company provides its salespeople, representatives and distributors with product and sales training on the operation and specifications of its products. The Company’s engineers, along with its product managers, develop operating manuals and provide field support at truck delivery for some markets.

        U.S. dealers and representatives, where used, enter into agreements with the Company that allow for termination by either party generally upon 90 days’ notice. Dealers and representatives are generally not permitted to market and sell competitive products.

        Commercial Segment. The Company operates 16 distribution centers with over 100 in-house sales and service representatives in the U.S. to sell and service refuse truck bodies, rear- and front-discharge concrete mixers and concrete batch plants. These centers are in addition to sales and service activities at the Company’s manufacturing facilities and they provide sales, service and parts distribution to customers in their geographic regions. Four of the distribution centers also have paint facilities and provide significant additional paint and mounting services during peak demand periods. Two of the centers also manufacture concrete mixer replacement drums. The Company believes this network represents one of the largest concrete mixer and refuse truck body distribution networks in the United States.

        In Europe, the Company operates eighteen distribution centers with over 160 in-house sales and services representatives in ten countries to sell and service its refuse truck bodies and stationary compactors. One of the centers has paint facilities, and five of the centers provide mounting services. The Company also operates 59 roving service vans throughout Europe. The Company believes this network represents one of the largest refuse truck body distribution networks in Europe. The Geesink Norba Group also has sales and service agents in Europe and the Middle East.

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

        With respect to commercial distribution efforts, the Company has begun to apply Oshkosh’s and Pierce’s sales and marketing expertise in municipal markets to increase sales of McNeilus refuse truck bodies to municipal customers. Prior to the Company’s acquisition of McNeilus, virtually all McNeilus refuse truck body sales were to commercial customers. While the Company believes commercial customers represent a majority of the refuse truck body market, many municipalities purchase their own refuse trucks. The Company believes it is positioned to create an effective municipal distribution system in the refuse truck body market by leveraging its existing commercial distribution capabilities and by opening service centers in major metropolitan markets. Following its acquisition and new focus in municipal markets, McNeilus has been awarded new business for the cities of Cincinnati, Ohio; El Paso, Texas; Honolulu, Hawaii; Houston, Texas; Long Beach, California; Philadelphia, Pennsylvania; Macon, Georgia; and Sacramento, California and has targeted other major metropolitan areas.

        The Company also has begun to offer McNeilus refuse truck bodies, rear-discharge concrete mixers and concrete batch plants to Oshkosh’s international representatives and dealers for sales and service worldwide. McNeilus’ international sales have historically been limited because it had focused on the domestic market. However, the Company believes that refuse truck body exports are a significant percentage of some competitors’ sales and represent a meaningful opportunity for McNeilus. The Company is training its international Oshkosh and Pierce representatives and dealers to sell and service the McNeilus product line and has commenced sales of McNeilus products through these representatives and dealers. The Company has also been actively recruiting new refuse and rear-discharge concrete mixer representatives and dealers internationally.

        Fire and Emergency Segment. The Company believes the geographic breadth, size and quality of its fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors. Pierce’s fire apparatus are sold through 34 sales and service organizations with more than 275 sales representatives nationwide, which combine broad geographical reach with frequency of contact with fire departments and municipal government officials. These sales and service organizations are supported by 78 product and marketing support professionals and contract administrators at Pierce. The Company believes frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council and fire department, purchasing, finance, and mayoral offices, among others, that may participate in a fire apparatus bid and selection. After the sale, Pierce’s nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service.

        Prior to its acquisition by Oshkosh, Pierce primarily focused its sales efforts in rural and small suburban domestic markets. Due to the Company’s expertise and long-standing relationships in numerous large urban markets, the Company has extended Pierce’s sales focus into several key metropolitan areas. As a result of this focus and since its acquisition, Pierce has been awarded new business in the cities of Boston, Massachusetts; Chicago, Illinois; Detroit, Michigan; Philadelphia, Pennsylvania; and Los Angeles, California and has targeted other major metropolitan areas.

        Prior to its acquisition by Oshkosh, Pierce had targeted premium-priced markets where it could use its innovative technology, quality and advanced customization capabilities. In 1999, Pierce also began targeting price sensitive domestic and international markets through the introduction of its Contender series of lower-priced commercial and custom pumpers. The Company produces these limited-option vehicles in its Bradenton, Florida facility for lower cost delivery to customers in the Southeastern U.S.

        The Company has invested in the development of sales tools for its representatives that it believes create a competitive advantage in the sale of fire apparatus. For example, Pierce’s Pride 2000 PC-based sales tool can be used by its sales representatives to develop the detail specifications, price the base truck and options and draw the configured truck on the customer’s premises. The quote, if accepted, is directly interfaced into Pierce’s sales order system.

        The Company’s ARFF vehicles are marketed through a combination of three direct sales representatives domestically and 37 representatives and distributors in international markets. In addition, the Company has 23 full-time sales and service representative and distributor locations with over 100 sales people focused on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities.

        Medtec ambulances are sold through 26 distributor organizations with more than 70 representatives focused on sales to the ambulance market. Twenty-one of these distributor organizations are common to Pierce.

        Defense Segment. Substantially all domestic defense products are sold directly to principal branches of the DoD. The Company maintains a liaison office in Washington, D.C. to represent its interests with the Pentagon, Congress and the offices of the Executive Branch. The Company also sells and services defense products to foreign governments directly through a limited number of international sales offices, through dealers, consultants and representatives and through the U.S. Foreign Military Sales (“FMS”) program. The DoD has begun to rely on industry for support and sustainability of its vehicles. This has opened up new opportunities for maintenance, service and contract support to the U.S. Army and U.S. Marine Corps.

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

Manufacturing

        The Company manufactures trucks and truck bodies at twenty-two manufacturing facilities. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets. Employee involvement is encouraged to improve production processes and product quality.

        The Company intends to continue to upgrade its manufacturing capabilities by adopting best practices across its manufacturing facilities, relocating manufacturing activities to the most efficient facility, investing in further fixturing and robotics, re-engineering manufacturing processes and adopting lean manufacturing management practices across all facilities.

        The Company focuses on achieving targeted synergies with each acquisition. Within the first year following the Pierce acquisition, the Company consolidated three Pierce manufacturing facilities into two while increasing Pierce’s capacity by improving production flow. In addition, among other things, the Company reduced the number of operating shifts at the Pierce paint plant from three to one to substantially reduce utility costs, implemented indexing of production lines, and eliminated storage rooms to relocate inventory to point-of-use thereby eliminating duplicate material handling. Likewise, at McNeilus, the Company has installed twenty additional robots and re-arranged weld and mount activities.

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

        In fiscal 2001, Oshkosh completed a $10.0 million plan to expand its existing production facilities in Oshkosh, Wisconsin. The project expanded the Company’s machining, fabrication and assembly facilities, with a total addition of approximately 110,000 square feet of space to accommodate higher levels of production under the MTVR contract. With the acquisition of Kewaunee, the Company acquired heavy metal fabrication capabilities. In fiscal 2002, Kewaunee completed a $2.9 million expansion to add blast, prime and paint facilities that were previously outsourced.

        In fiscal 2003, McNeilus took occupancy of a leased 53,000 square foot manufacturing facility and began U.S. production of the Revolution composite concrete mixer drum. Facilitization and related costs of the project, including robotic equipment and license fees for North, Central and South America and the Caribbean (the “Americas”) approximated $12.9 million. The Company expects to incur expenditures in fiscal 2004 through fiscal 2006 to start-up, or acquire, Revolution composite concrete mixer drum manufacturing facilities in other geographic areas.

        In 1994, Oshkosh commenced a program to educate and train all employees at its Oshkosh facilities in quality principles and to seek ISO 9001 certification to improve the Company’s competitiveness in its global markets. ISO 9001 is a set of internationally accepted quality requirements established by the International Organization for Standardization, which indicates that a company has established and follows a rigorous set of requirements aimed at achieving customer satisfaction by preventing nonconformity in design, development, production, installation and servicing of products. Employees at all levels of the Company are encouraged to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent nonconformance with requirements and produce continuous improvement in all work processes. Oshkosh achieved ISO 9001 certification in 1995. Pierce achieved ISO 9001 certification in 1998 and was certified under the new ISO 9001:2000 standards in 2002. The Geesink Norba Group systems are also ISO 9001 certified. McNeilus achieved ISO 9001:2000 certification in 2003.

Engineering, Research and Development

        The Company’s extensive engineering, research and development capabilities have been key drivers of the Company’s marketplace success. The Company maintains four facilities for new product development and testing with a staff of approximately 100 engineers and technicians who are responsible for improving existing products and development and testing of new trucks, truck bodies and components. The Company prepares annual new product development and improvement plans for each of its markets and measures progress against those plans each month.

        Virtually all of the Company’s sales of fire apparatus require some custom engineering to meet the customer’s specifications and changing industry standards. Engineering is also a critical factor in defense truck markets due to the severe operating conditions under which the Company’s trucks are utilized, new customer requirements and stringent government documentation requirements. In the commercial segment, product innovation is highly important to meet customers’ changing requirements. Accordingly, the Company maintains a permanent staff of over 375 engineers and engineering technicians, and it regularly outsources significant engineering activities in connection with major DoD bids and proposals.

        For fiscal years 2003, 2002 and 2001, the Company incurred engineering, research and development expenditures of $22.5 million, $17.9 million and $14.3 million, respectively, portions of which were recoverable from customers, principally the U.S. government.

Competition

        In all of the Company’s segments, competitors include smaller, specialized manufacturers as well as large, mass producers. The Company believes that, in its specialty truck and truck body markets, it has been able to effectively compete against large, mass producers due to product quality, flexible manufacturing and tailored distribution systems. The Company believes that its competitive cost structure, strategic global purchasing capabilities, engineering expertise, product quality and global distribution systems have enabled it to compete effectively.

        Certain of the Company’s competitors have greater financial, marketing, manufacturing and distribution resources than the Company. There can be no assurance that the Company’s products will continue to compete successfully with the products of competitors or that the Company will be able to retain its customer base or to improve or maintain its profit margins on sales to its customers, all of which could materially adversely affect the Company’s financial condition, results of operations and cash flows.

        Commercial Segment. The Company produces front- and rear-discharge concrete mixers and batch plants in North America under the Oshkosh and McNeilus brands. Competition for concrete mixer and batch plant sales is limited to a small number of companies, including Advance Mixer, Inc. (purchased by Terex Corporation in 2002) and Continental Manufacturing Co. Principal methods of competition are service, product features, product quality, product availability and price. The Company believes its competitive strengths include strong brand recognition, large-scale and high-efficiency manufacturing, extensive product offerings, a significant installed base of mixers in use in the marketplace and its nation-wide, Company-owned network of sales and service centers.

        McNeilus produces refuse collection truck bodies in the U.S. Competitors include The Heil Company (a subsidiary of Dover Corporation) and Wittke, Inc. and the Leach Company (both wholly-owned by Federal Signal Corporation). In Europe, the Geesink Norba Group produces refuse collection bodies and compactors under the Geesink, Norba and Kiggen brand names. There are a limited number of European competitors, the largest of which is privately-owned Faun Umwelttechnik GmbH & Co. The principal methods of competition in the U.S. and Europe are price, service, product quality and product performance. Increasingly, the Company is competing for municipal business in the U.S. and Europe, which is based on lowest qualified bid. The Company believes that its competitive strengths in the U.S. and European refuse collection markets include strong brand recognition, comprehensive product offerings, a reputation for high quality, innovative products, large-scale and high-efficiency manufacturing and extensive networks of Company-owned sales and service centers located throughout the U.S. and Europe.

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

        Medtec is a manufacturer of ambulances. Medtec’s principal competition for ambulance sales is from Halcore Group, Inc. (owned by TransOcean Capital, Inc.), Wheeled Coach Industries (a subsidiary of Collins Industries, Inc.) and McCoy-Miller. Principal methods of competition are price, service and product quality. The Company believes its competitive strengths in the ambulance market include its high-quality products and low-cost manufacturing capabilities.

        Oshkosh manufactures ARFF vehicles for sale in the U.S. and abroad. Oshkosh’s principal competitor for ARFF sales is Emergency One, Inc. (a subsidiary of Federal Signal Corporation). Oshkosh also manufactures snow removal vehicles, principally for U.S. airports. The Company’s principal competitor for snow removal vehicle sales is Stewart & Stevenson Services, Inc. Principal methods of competition for airport products are product quality and innovation, product performance, price and service. The Company believes its competitive strengths in these airport markets include its high-quality, innovative products and low-cost manufacturing capabilities.

        Defense Segment. The Company produces heavy-payload and medium-payload tactical wheeled vehicles for the U.S. and other militaries. Competition for sales of these tactical wheeled vehicles is currently limited to a small number of companies, including the MAN Group, Mercedes-Benz, Volvo, Stewart & Stevenson Services, Inc. and Tatra, a.s. and the American Truck Company (two subsidiaries of Terex Corporation). The principal method of competition in the defense segment involves a competitive bid that takes into account factors as determined by the applicable military, such as price, product performance, product quality, adherence to bid specifications, production capability, past performance and product support. Usually, the Company’s truck systems must also pass extensive testing. The Company believes that its competitive strengths include: strategic global purchasing capabilities leveraged across multiple business segments; extensive pricing/costing and defense contracting expertise; significant installed base of vehicles currently in use throughout the world; large-scale and high-efficiency manufacturing capabilities; patented, proprietary vehicle components such as TAK-4 independent suspension, ALL-STEER all-wheel steering and Command Zone vehicle diagnostics; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality and after-market parts sales and support capabilities.

Customers and Backlog

        Sales to the U.S. government comprised approximately 34% of the Company’s net sales in fiscal 2003. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at September 30, 2003 was $1,204.6 million compared to $907.8 million at September 30, 2002. Commercial segment backlog increased 5.8% to $147.1 million at September 30, 2003 compared to September 30, 2002. Unit backlog for front-discharge concrete mixers was down 28.6% while backlog for rear-discharge concrete mixers was up 4.1%. Concrete mixer orders were lower in fiscal 2003 than in fiscal 2002. Unit backlog for refuse packers was up 56.0% domestically and down 25.1% in Europe. Although the domestic refuse backlog increased at September 30, 2003 compared to the prior year, backlog from large, U.S. commercial waste-haulers remained relatively low due to weak orders. European refuse backlog decreased largely as a result of weak order rates. Fire and emergency segment backlog increased 13.1% to $322.9 million at September 30, 2003 compared to the prior year. The increase reflected higher orders in the Company’s fourth fiscal quarter in spite of low industry order volume due to state and municipal budget constraints. The defense segment backlog increased 52.0% to $734.5 million at September 30, 2003 compared to September 30, 2002, principally due to the award of a U.K. wheeled tanker contract with shipments commencing in fiscal 2005 and due to funding received under the Company’s FHTV and MTVR contracts. Approximately 22.1% of the Company’s September 30, 2003 backlog is not expected to be filled in fiscal 2004.

        Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and MTVR contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.

Government Contracts

        Approximately 34% of the Company’s net sales for fiscal 2003 were made to the U.S. government under long-term contracts and programs, the majority of which were in the defense truck market. Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds.

        The Company’s sales into defense truck markets are substantially dependent upon periodic awards of new contracts and the purchase of base vehicle quantities and the exercise of options under existing contracts. The Company’s existing contracts with the DoD may be terminated at any time for the convenience of the government. Upon such termination, the Company would generally be entitled to reimbursement of its incurred costs and, in general, to payment of a reasonable profit for work actually performed.

        Under firm fixed price contracts with the government, the price paid to the Company is generally not subject to adjustment to reflect the Company’s actual costs, except costs incurred as a result of contract changes ordered by the government. The Company generally attempts to negotiate with the government the amount of increased compensation to which the Company is entitled for government-ordered changes that result in higher costs. If the Company is unable to negotiate a satisfactory agreement to provide such increased compensation, then the Company may file an appeal with the Armed Services Board of Contract Appeals or the U.S. Claims Court. The Company has no such appeals pending. The Company seeks to mitigate risks with respect to fixed price contracts by executing firm fixed price contracts with qualified suppliers for the duration of the Company’s contracts.

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

Suppliers

        The Company is dependent on its suppliers and subcontractors to meet commitments to its customers, and many components are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. Components for the Company’s products are generally available from a number of suppliers. The Company purchases chassis components, such as vehicle frames, engines, transmissions, radiators, axles and tires, and vehicle body options, such as cranes, cargo bodies and trailers, from third party suppliers. These body options may be manufactured specific to the Company’s requirements; however, most of the body options could be manufactured by other suppliers or the Company itself. Through reliance on this supply network for the purchase of certain components, the Company is able to reduce many of the preproduction and fixed costs associated with the manufacture of these components and vehicle body options. The Company also purchases complete vehicle chassis from truck chassis suppliers in its commercial segment and, to a lesser extent, in its fire and emergency segment. The Company maintains an extensive qualification, on-site inspection, assistance and performance measurement system to control risks associated with such reliance on suppliers. The Company occasionally experiences problems with supplier and subcontractor performance and must identify alternate sources of supply and/or address related warranty claims from customers.

        While the Company purchases many costly components such as engines, transmissions and axles, it manufactures certain proprietary components. These components include front drive and steer axles, transfer cases, cabs, the ALL-STEER electronic all-wheel steering system, TAK-4 independent suspension, the Sky-Arm articulating aerial ladder, the McNeilus Auto Reach arm, the Hercules compressed air foam system, the Command Zone vehicle control and diagnostic system technology, body structures and many smaller parts which add uniqueness and value to the Company’s products. Internal production of these components provides a significant competitive advantage and also serves to reduce the manufacturing costs of the Company’s products.

Intellectual Property

        Patents and licenses are important in the operation of the Company’s business, as one of management’s key objectives is developing proprietary components to provide the Company’s customers with advanced technological solutions at attractive prices. The Company holds in excess of 200 active domestic and foreign patents. The Company believes patents for all-wheel steer and TAK-4 independent suspension systems, which have remaining lives of 6 to 17 years, provide the Company with a competitive advantage in the fire and emergency segment. In the defense segment, the TAK-4 independent suspension system was added to the U.S. Marine Corps’ MTVR program, which the Company believes provided a performance and cost advantage in the successful competition for the Phase II production contract. The TAK-4 independent suspension is also integral to the Company’s strategy with respect to several international defense bids. The Company believes that patents for certain components of its ProPulse hybrid electric drive system and Command Zone electronics offer potential competitive advantages to product lines across all its segments. To a lesser extent, other proprietary components provide the Company a competitive advantage in the Company’s segments.

        In fiscal 2002, the Company introduced the Revolution composite concrete mixer drum in the U. S. The Company has purchased an exclusive, renewable license for the rights to manufacture and market this technology in the Americas, and holds options to acquire the technological rights worldwide. This license and the options also require the Company to make royalty fee payments for each Revolution drum sold. The Company believes that this license and these options create an important competitive advantage over competitors that manufacture steel concrete mixer drums. The Revolution composite drum is approximately 2,000 pounds lighter than a comparable steel drum permitting greater payload capacity and is easier to clean, which together lower the cost of delivered concrete. The Company expects to sell the Revolution composite drum at prices substantially higher than steel drums. The Company began operating a U.S. production facility for the Revolution drum in fiscal 2003.

        The Company holds trademarks for “Oshkosh,” “Pierce,” “McNeilus,” “MTM,” “Medtec,” “Geesink,” “Norba” and “Geesink Kiggen,” among others. These trademarks are considered to be important to the future success of the Company’s business.

Employees

        As of September 30, 2003, the Company had approximately 6,100 employees. Approximately 1,050 production employees at the Company’s Oshkosh facilities are represented by the United Auto Workers (“UAW”) union and approximately 200 employees at the Company’s Kewaunee facilities are represented by the Boilermakers, Iron Shipbuilders, Blacksmiths, and Forgers Union (“Boilermakers”). The Company’s five-year agreement with the UAW union extends through September 2006, and the Company’s agreement with the Boilermakers union extends through May 2005. Approximately 960 employees at the Geesink Norba Group are represented by separate works councils. The Company believes its relationship with employees is satisfactory.

Industry Segments

        Financial information concerning the Company’s industry segments is included in Note 16 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Foreign and Domestic Operations and Export Sales

        Financial information concerning the Company’s foreign and domestic operations and export sales is included in Note 16 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Available Information

        The Company maintains a website with the address www.oshkoshtruckcorporation.com. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge (other than an investor’s own Internet access charges) through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

Item 2.   PROPERTIES

        Management believes the Company’s equipment and buildings are modern, well maintained and adequate for its present and anticipated needs. As of November 15, 2003, the Company operated in twenty-three manufacturing facilities. The location, size and focus of the Company’s facilities are provided in the table below:

	Approximate Square Footage
Location (# of facilities)	Owned	Leased	Principal Products Manufactured
Oshkosh, Wisconsin (3)	777,000	52,000	Defense Trucks; Front-Discharge Mixers; Snow
			Removal Vehicles; ARFF Vehicles
Appleton, Wisconsin (3) .	604,000	16,000	Fire Apparatus
Dodge Center, Minnesota (1)	711,000	2,000	Rear-Discharge Mixers; Refuse Truck Bodies;
			Portable Batch Plants
Dexter, Minnesota (1)		53,000	Revolution Composite Concrete Mixer Drums
Bradenton, Florida (1)	287,000		Fire Apparatus; Tanker Modules for Defense
			Trucks and Defense Trailers
Emmeloord, Netherlands (1)	272,000		Refuse Truck Bodies
Kewaunee, Wisconsin (1) .	212,000		Aerial Devices and Heavy Steel Fabrication
Riceville, Iowa (1)	108,000		Components for Rear-Discharge Mixers,
			Concrete Batch Plants and Refuse Truck Bodies
Goshen, Indiana (1)	87,000		Ambulances
Maarheeze, Netherlands (1)	89,000		Mobile and Stationary Compactors, Refuse
			Transfer Stations and Compactors
Blomstermala, Sweden (1)		102,000	Refuse Truck Bodies
White Pigeon, Michigan (1)	64,000		Ambulances
Kensett, Iowa (1)	65,000		Refuse Body Components
McIntire, Iowa (1)	28,000		Components for Rear-Discharge Mixers and
			Refuse Truck Bodies
Weyauwega, Wisconsin (1)	28,000		Refurbished Fire Apparatus
Ontario, California (1)		31,000	Refurbished Fire Apparatus
Villa Rica, Georgia (1)		20,000	Replacement Drums for Rear-Discharge Mixers
Colton, California (1)	43,000		Replacement Drums for Rear-Discharge Mixers
Llantrisant, United Kingdom(1)	58,000		Refuse Truck Bodies

        The Company’s manufacturing facilities generally operate five days per week on one or two shifts, except for one-week shutdowns in July, August and December. Management believes the Company’s manufacturing capacity could be significantly increased with limited capital spending by working an additional shift at each facility.

        In addition to sales and service activities at the Company’s manufacturing facilities, the Company maintains seventeen sales and service centers in the United States. The Company owns such facilities in Commerce City, Colorado; Villa Rica, Georgia; Hutchins, Texas; Morgantown, Pennsylvania; and Gahanna, Ohio. The Company leases such facilities in Stockton, California; Tacoma, Washington; Salt Lake City, Utah; Sugar Grove, Illinois; Fairfield, Ohio; East Granby, Connecticut; Houston, Texas; Fort Wayne, Indiana; Lakeland, Florida; Grand Rapids, Michigan; Milwaukee, Wisconsin; and Phoenix, Arizona. These facilities range in size from approximately 3,000 square feet to approximately 37,000 square feet and are used primarily for sales and service of concrete mixers and refuse bodies.

        In addition to sales and service activities at the Geesink Norba Group’s manufacturing facilities, the Geesink Norba Group maintains fourteen sales and service centers in Europe. The Geesink Norba Group owns such facilities in St. Albans, UK and Copenhagen, Denmark; and leases facilities in Manchester, UK; Mions, France; Brussels, Belgium; Hunxe, Germany; Pabianice, Poland; Milan, Italy; Stockholm, Sweden; Amsterdam, Duiven, and Emmeloord, The Netherlands; and Madrid and Barcelona, Spain. These facilities range in size from approximately 1,600 square feet to 25,000 square feet.

        The Company's U.S. facilities are pledged as collateral under the terms of the Company's senior credit facility.

Item 3.   LEGAL PROCEEDINGS

        The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third party disposal and recycling facilities which are licensed by appropriate governmental agencies. In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency (“EPA”) or a state environmental agency for remediation. Under the Comprehensive Environmental Response, Compensation and Liability Act (the “Superfund” law) and similar state laws, each potentially responsible party (“PRP”) that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up the site. Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup cost.

        As to one such Superfund site, Pierce is one of 393 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. At September 30, 2003, a report of the remedial investigation/feasibility study was being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company. Actual liability could vary based on results of the study, the resources of other PRPs and the Company’s final share of liability.

        In March 2003, the Company and Pierce were each named as one of 52 PRPs participating in the cost of addressing a Superfund site in Milwaukee, Wisconsin. In October 2003, the Company and Pierce, along with 47 other PRPs entered into buyout agreements with the two PRPs who sent the largest volume of waste to the site. Settlement payments made by the Company and Pierce were insignificant in amount and were based on the amounts and types of waste each company sent to the site. The buyout agreements protect the Company and Pierce from any additional costs associated with the EPA’s requirement for the removal of certain buildings, waste drums, underground storage tanks and contaminated soil at the site. The buyout agreements do not cover any future costs that may be necessary to address groundwater contamination and remediation, if required. The Company believes any potential remaining liability with respect to this site will not be material and that it is adequately covered through reserves established by the Company.

        The Company is addressing a regional trichloroethylene (“TCE”) groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company’s North Plant facility with testing showing the highest concentration in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the Company. However, this may change as investigations proceed by the Company, other unrelated property owners and government entities.

        In connection with the acquisition of the Geesink Norba Group, the Company identified potential soil and groundwater contamination impacts from solvents and metals at one of its manufacturing sites. The Company is conducting a study to identify the source of the contamination. Based on current estimates, the Company believes its liability at this site will not be material and any responsibility of the Company is adequately covered through reserves established by the Company.

        The Company has reserves of $5.3 million recorded at September 30, 2003 for all outstanding environmental matters.

        The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings that arise in the ordinary course of business. At September 30, 2003, the Company has available warranty reserves of $29.2 million and product and general liability reserves of $18.0 million. See Note 12 of the Notes to Consolidated Financial Statements. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to all such matters and claims of $52.5 million at September 30, 2003, will not have a material adverse effect on the Company’s consolidated financial statements. Actual results could vary, among other things, due to the uncertainties involved in litigation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information as of November 15, 2003 concerning the Company’s executive officers. All of the Company’s officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
Robert G. Bohn	50	Chairman, President and Chief Executive Officer
Bryan J. Blankfield	42	Executive Vice President, General Counsel and Secretary
Ted L. Henson	52	Managing Director and General Manager, Geesink Norba Group
Joseph H. Kimmitt	53	Senior Vice President, Government Operations
Daniel J. Lanzdorf	55	Executive Vice President and President, McNeilus Companies, Inc.
Mark A. Meaders	45	Executive Vice President, Marketing, Sales and Dealer Distribution,
		Pierce Manufacturing Inc.
John W. Randjelovic	59	Executive Vice President and President, Pierce Manufacturing Inc.
William J. Stoddart	58	Executive Vice President and President, Defense Business
Charles L. Szews	46	Executive Vice President and Chief Financial Officer
Donald H. Verhoff	57	Executive Vice President, Technology
Michael J. Wuest	44	Executive Vice President, Chief Procurement Officer and General
		Manager, Airport Business
Matthew J. Zolnowski	50	Executive Vice President, Chief Administration Officer

        Robert G. Bohn. Mr. Bohn joined the Company in 1992 as Vice President-Operations. He was appointed President and Chief Operating Officer in 1994. He was appointed President and Chief Executive Officer in October 1997 and Chairman of the Board in January 2000. Mr. Bohn was elected a Director of the Company in June 1995. He is a director of Graco, Inc.

        Bryan J. Blankfield. Mr. Blankfield joined the Company in June 2002 as Vice President, General Counsel and Secretary and was appointed to his current position in February 2003. He previously served as in-house legal counsel and consultant for Waste Management, Inc., a waste services company, and its predecessors from 1990 to 2002. He was appointed Associate General Counsel and Assistant Secretary of Waste Management, Inc. in 1995 and Vice President in 1998.

        Ted L. Henson. Mr. Henson joined the Company in January 1990 and has served in various assignments, including Director of Airport/Municipal Products, Vice President Sales, President of Summit Performance Systems, Inc, and from May 1998 to May 2003, Vice President International Sales. Mr. Henson assumed his present position in May 2003.

        Joseph H. Kimmitt. Mr. Kimmit joined the Company in June 2001 as Vice President, Government Operations and was appointed to his current position in April 2003. He previously served as a Professional Staff Member of the U.S. House and Senate Appropriations Committees from 1984 to 2001. He was appointed Deputy Staff Director of the Senate Appropriations Committee in 1997.

        Daniel J. Lanzdorf. Mr. Lanzdorf joined the Company in 1973 as a design engineer and has served in various assignments including Chief Engineer – Defense, Director of Defense Engineering, Director of the Defense Business Unit and Vice President of Manufacturing Operations & General Manager Commercial Business prior to becoming President of McNeilus Companies, Inc. in April 1998. Mr. Lanzdorf was appointed to his present position in February 1999.

        Mark A. Meaders. Mr. Meaders joined Pierce Manufacturing Inc. in September 1996 as Purchasing Manager. In January 1998, he was appointed Vice President Corporate Purchasing, Materials & Logistics of the Company, in July 1999 was appointed Vice President Operations and Corporate Purchasing, Materials and Logistics, and in October 2001 was appointed Executive Vice President and General Manager of European Operations. Mr. Meaders was appointed to his current position in May 2003.

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

        William J. Stoddart. Mr. Stoddart joined the Company’s Defense unit in September 1995 as General Manager Medium Vehicles. In January 1999, he was appointed Vice President, Defense Programs, and he assumed his present position in October 2001.

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

        Michael J. Wuest. Mr. Wuest joined the Company in November 1981 as an analyst and has served in various assignments, including Senior Buyer, Director of Purchasing, Vice President — Manufacturing Operations, and Vice President and General Manager of Operations of Pierce Manufacturing Inc. Mr. Wuest was appointed to his present position in October 2001.

        Matthew J. Zolnowski. Mr. Zolnowski joined the Company as Vice President-Human Resources in January 1992, was appointed Vice President, Administration in February 1994 and assumed his present position in February 1999.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information relating to dividends included in Notes 9 and 13 of the Notes to Consolidated Financial Statements contained herein under Item 8 and the information relating to dividends per share contained herein under Item 6 are hereby incorporated by reference in answer to this item.

        In July 1995, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of Common Stock. As of September 30, 2003, the Company has repurchased 1,384,605 shares under this program at a cost of $6.6 million.

Dividends and Common Stock Price*

        On July 17, 2003, the Board of Directors of the Company authorized a two-for-one split of the Company’s Common Stock in the form of a 100 percent stock dividend. The stock split was effected on August 13, 2003 for shareholders of record at the close of business on August 6, 2003. All references in the Consolidated Financial Statements to numbers of shares, per share amounts, stock option data and market prices of the Company’s stock have been restated to reflect the stock split. On July 24, 2003, the Board of Directors of the Company increased the quarterly dividend rate from $0.03750 per share of Class A Common Stock to $0.05000 per share and from $0.04313 per share of Common Stock to $0.05750 per share.

        It is the Company’s intention to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings, capital requirements, the Company’s general financial condition, general business conditions and other factors. When the Company pays dividends, it pays a dividend on each share of Common Stock equal to 115% of the amount paid on each share of Class A Common Stock. The agreements governing the Company’s bank debt restrict its ability to pay dividends on Common Stock and Class A Common Stock. For fiscal 2004, the terms of the Company’s senior credit facility generally limit the aggregate amount of all dividends the Company may pay on its common equity during that period to an amount equal to $6 million plus 7.5% of consolidated net income.

        Since July 12, 2002, the Common Stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol OSK. As of November 21, 2003, there were 824 holders of record of the Common Stock and 76 holders of record of the Class A Common Stock. The following table sets forth prices reflecting actual sales of the Common Stock as reported on the Nasdaq National Market prior to July 12, 2002 and on the NYSE on, and after, July 12, 2002.

	Fiscal 2003		Fiscal 2002
Quarter/Period Ended	High	Low	High	Low
September 30	$41.78	$32.58	n/a	n/a
Period from July 12 to September 30	n/a	n/a	$30.11	$23.11
Period from July 1 to July 11	n/a	n/a	30.92	29.01
June 30	33.17	26.10	31.28	24.33
March 31	33.18	27.15	29.78	23.06
December 31	32.69	24.62	24.89	16.75

        * There is no established public trading market for Class A Common Stock.

Item 6.  SELECTED FINANCIAL DATA(1)

Fiscal years ended September 30,
(In thousands, except per share amounts)

	2003 (9)	2002 (9) (10)	2001 (10) (11)	2000 (10) (12)	1999 (10)
Net sales(2)	$1,926,010	$1,743,592	$1,445,293	$1,329,516	$1,170,304
Operating income	129,199	111,118	98,296	98,051	76,213
Income from continuing operations(3)(4)(5)	75,620	59,598	50,864	48,508	31,191
Per share assuming dilution(3)(4)(5)	2.16	1.72	1.49	1.47	1.19
Income from discontinued operations(6)	--	--	--	2,015	--
Per share assuming dilution(6)	--	--	--	0.06	--
Net income(3)(4)(5)(6)	75,620	59,598	50,864	49,703	31,131
Net income per share, assuming dilution(3)(4)(5)(6)	2.16	1.72	1.49	1.51	1.19
Dividends per share:
Class A Common Stock	0.1750	0.1500	0.1500	0.1500	0.1463
Common Stock	0.2012	0.1725	0.1725	0.1725	0.1681
Total assets	1,083,132	1,024,329	1,089,268	796,380	753,290
Expenditures for property, plant and equipment	24,673	15,619	18,493	22,647	17,999
Depreciation	18,333	17,527	15,510	12,200	10,743
Amortization of goodwill, purchased intangible
assets, deferred financing costs and
unearned compensation	7,787	7,865	12,987	12,018	12,414
Net working capital(deficit)(7)	(1,436)	33,964	123,949	76,500	46,709
Long-term debt (including current maturities)(7)(8)	1,735	149,958	294,080	162,782	255,548
Shareholders' equity(8)	518,863	409,760	347,026	301,057	162,880
Book value per share(8)	14.88	12.06	10.38	9.03	6.35
Backlog	1,205,000	908,000	799,000	608,000	487,000

(1)     All references to per share amounts have been restated to reflect the two-for-one split of the Company’s Common Stock effected on August 13, 2003 in the form of a 100% stock dividend.

(2)      In fiscal 2001, the Company adopted provisions of EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” Adoption of provisions of EITF No. 00-10 resulted in a reclassification of shipping fee revenue to sales, from cost of sales where it had been classified as a reduction in shipping costs. Adoption did not have any impact on reported earnings. Sales for all previous periods have been retroactively restated to conform with the current year presentation. Also, see definition of net sales contained in Note 1 of the Notes to Consolidated Financial Statements.

(3)     Fiscal 2003 results include a $3,945 after-tax charge ($0.11 per share) related to the payment of the call premium and related costs and the write-off of capitalized deferred financing costs due to the September 19, 2003 early retirement of the Company’s $100,000 of 8 ¾% senior subordinated notes due March 2008. Fiscal 2003 results also include a $3,400 reduction in income tax expense and corresponding increase in income from continuing operations and net income and related per share amounts ($0.10 per share) as a result of the September 2003 favorable settlement of an income tax audit covering fiscal 1999 through 2001.

(4)     Fiscal 2001 includes a $1,727 one-time foreign currency transaction gain in connection with euros acquired prior to the purchase of the Geesink Norba Group and includes a $1,400 reduction in income tax expense related to settlement of certain income tax audits.

(5)     Includes after-tax charges of $820 ($0.02 per share) in 2000 and $60 ($0.00 per share) in 1999 related to early retirement of debt.

(6)     In fiscal 2000, the Company recorded a $2,015 after-tax gain resulting from a technology transfer agreement and collection of previously written-off receivables related to the Company’s former bus chassis joint venture in Mexico.

(7)     On September 19, 2003, the Company prepaid its $100,000 of 8 ¾% senior subordinated notes due March 2008 with borrowings under its bank credit facility and from available cash. Fiscal 2002 cash from operating activities, including an $86,300 performance-based payment received on September 30, 2002 on the Company’s MTVR contract, was principally used to prepay long-term debt. See (8).

(8)     On November 24, 1999, the Company prepaid $93,500 of term debt under its senior credit facility with proceeds of the sale of 7,590,000 shares of Common Stock. On July 23, 2001, the Company amended and restated its senior credit facility and borrowed $140,000 under a new term loan under its senior credit facility in connection with the acquisition of the Geesink Norba Group. In fiscal 2002, the Company prepaid $6,000 of its term loan A and $126,250 of its term loan B from cash generated from operating activities. See (6).

(9)     In fiscal 2003, the Company recorded a cumulative catch-up adjustment to increase the overall margin percentage on the MTVR contract by 1.2 percentage points as a result of favorable cost performance compared to previous estimates. In fiscal 2002, the Company increased the margin percentage recognized on the MTVR contract by one percentage point as a result of a contract modification and favorable cost performance compared to previous estimates. These changes in estimates, recorded as cumulative catch-up adjustments, increased operating income, net income and net income per share by $9,235, $5,818 and $0.17 in fiscal 2003 and $4,264, $3,000, and $0.08 in fiscal 2002, respectively, including $5,717, $3,602 and $0.10 in fiscal 2003 and $1,658, $1,044 and $0.03 in 2002, respectively, relating to prior year revenues. See Note 1 of the Notes to Consolidated Financial Statements.

(10)     In fiscal 2002, the Company adopted provisions of SFAS No. 142 which eliminated the amortization of goodwill and indefinite-lived assets. Had SFAS No. 142 been in effect for the earliest period presented, results would have been as follows for fiscal 2001, 2000 and 1999, respectively: operating income — $105,483, $104,580 and $82,801; income from continuing operations — $57,522, $54,646 and $37,395; income from continuing operations per share assuming dilution — $1.68, $1.66 and $1.44; net income — $57,522, $55,481 and $37,335; net income per share assuming dilution — $1.68, $1.70 and $1.43; and amortization of goodwill, purchased intangible assets and deferred financing costs — $5,800, $5,489 and $5,826.

(11)     On October 30, 2000, the Company acquired for $14,466 in cash, all of the issued and outstanding capital stock of Medtec. On March 6, 2001, the Company purchased certain assets from TEMCO for cash of $8,139 and credits to the seller valued at $7,558, for total consideration of $15,697. On July 25, 2001, the Company acquired for $137,636 in cash all of the issued and outstanding capital stock of the Geesink Norba Group. Amounts include acquisition costs and are net of cash acquired. See Note 4 of the Notes to Consolidated Financial Statements.

(12)     On November 1, 1999, the Company acquired assets, assumed certain liabilities and entered into related non-compete agreements for Kewaunee for $5,467 in cash. On April 28, 2000, the Company acquired for cash all of the issued and outstanding capital stock of Viking for $1,680.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS
Oshkosh Truck Corporation and Subsidiaries

General

        The Company is a leading designer, manufacturer and marketer of a wide range of specialty trucks and truck bodies, including concrete mixers, refuse bodies, fire and emergency vehicles and defense trucks. Under the “McNeilus” and “Oshkosh” brand names, the Company manufactures rear- and front-discharge concrete mixers. Under the “McNeilus,” “Geesink” and “Norba” brand names, the Company manufactures a wide range of automated, rear, front, side and top loading refuse truck bodies and mobile and stationary refuse compactors and transfer systems. Under the “Pierce” brand name, the Company is among the leading domestic manufacturers of fire apparatus assembled on both custom and commercial chassis. The Company manufactures aircraft rescue and firefighting and airport snow removal vehicles under the “Oshkosh” brand name and ambulances under the “Medtec” brand name. The Company also manufactures defense trucks under the “Oshkosh” brand name and is the leading manufacturer of severe-duty heavy tactical trucks for the Department of Defense.

        Major products manufactured and marketed by each of the Company’s business segments are as follows:

Commercial – concrete mixer systems, refuse truck bodies, mobile and stationary compactors and waste transfer units, portable concrete batch plants and truck components sold to ready-mix companies and commercial and municipal waste haulers in the U.S., Europe and other international markets.

Fire and emergency – commercial and custom fire trucks, aircraft rescue and firefighting trucks, snow removal trucks, ambulances and other emergency vehicles primarily sold to fire departments, airports, and other governmental units in the U.S. and abroad.

Defense – heavy- and medium-payload tactical trucks and supply parts sold to the U.S. military and to other militaries around the world.

ACQUISITION HISTORY

        Since 1996, the Company has selectively pursued strategic acquisitions to enhance its product offerings and diversify its business. The Company has focused its acquisition strategy on providing a full range of products to customers in specialty truck and truck body markets that are growing and where it can develop strong market positions and achieve acquisition synergies. Identified below is information with respect to these acquisitions, all of which have been accounted for using the purchase method of accounting and have been included in the Company’s results of operations from the date of acquisition.

        On September 18, 1996, the Company acquired for cash all of the issued and outstanding capital stock of Pierce for $156.9 million, including acquisition costs and net of cash acquired. The acquisition was financed from borrowings under a subsequently retired bank credit facility. Pierce is a leading manufacturer and marketer of fire trucks and other emergency apparatus.

        On December 19, 1997, Pierce acquired certain inventory, machinery and equipment, and intangible assets of Nova Quintech, a division of Nova Bus Corporation, for $3.6 million. Nova Quintech was engaged in the manufacture and sale of aerial devices for fire trucks.

        On February 26, 1998, the Company acquired for cash all of the issued and outstanding capital stock of McNeilus and entered into related non-compete and ancillary agreements for $217.6 million, including acquisition costs and net of cash acquired. McNeilus is a leading manufacturer and marketer of rear-discharge concrete mixers and portable concrete batch plants for the concrete placement industry and refuse truck bodies for the waste services industry in the United States. The acquisition was financed from borrowings under the Company’s senior credit facility and the issuance of senior subordinated notes. The senior subordinated notes were retired in fiscal 2003.

        On November 1, 1999, the Company acquired the manufacturing assets of Kewaunee for $5.5 million in cash plus the assumption of certain liabilities aggregating $2.2 million. Kewaunee manufactures all of the Company’s requirements for aerial devices in its fire and emergency segment.

        On April 28, 2000, the Company acquired all of the issued and outstanding capital stock of Viking, a distributor of front-discharge concrete mixers, for $1.7 million, including acquisition costs and net of cash acquired.

        On October 30, 2000, the Company acquired all of the issued and outstanding capital stock of Medtec and an affiliate and certain related assets for $14.5 million in cash, including acquisition costs and net of cash acquired. Medtec is a U.S. manufacturer of custom ambulances. The acquisition was financed from available cash and borrowings under the Company’s senior credit facility.

        On March 6, 2001, the Company acquired certain machinery and equipment, parts inventory and certain intangible assets from TEMCO, a division of Dallas-based Trinity Industries, Inc. TEMCO, a manufacturer of concrete mixers, batch plants and concrete mixer parts had discontinued its business. Consideration for the purchase was valued at $15.7 million and included cash of $8.1 million and credits to the seller valued at $7.6 million for future purchase of certain concrete placement products from the Company over the next six years. The acquisition was financed from borrowings under the Company’s senior credit facility.

        On July 25, 2001, the Company acquired all of the outstanding capital stock of Geesink Norba Group for $137.6 million, including acquisition costs, and net of cash acquired. The Geesink Norba Group is a leading European manufacturer of refuse collection truck bodies, mobile and station compactors and transfer stations. The acquisition was financed from the proceeds of a new term loan under the Company’s senior credit facility which was subsequently retired.

RESULTS OF OPERATIONS

ANALYSIS OF CONSOLIDATED NET SALES – THREE YEARS ENDED SEPTEMBER 30, 2003

        The following table presents net sales (see definition of net sales contained in Note 1 of the Notes to Consolidated Financial Statements) by business segment (in thousands):

	Fiscal Year Ended September 30,
	2003	2002	2001
Net sales to unaffiliated customers:
Commercial	$741,878	$678,334	$559,871
Fire and emergency	534,955	476,148	463,919
Defense	657,094	594,856	423,132
Intersegment	(7,917)	(5,746)	(1,629)

Consolidated	$1,926,010	$1,743,592	$1,445,293

        The following table presents net sales by geographic region based on product shipment destination (in thousands):

	Fiscal Year Ended September 30,
	2003	2002	2001
Net sales:
United States	$1,636,361	$1,541,629	$1,314,930
Other North America	9,444	7,037	7,343
Europe and Middle East	244,127	165,961	93,263
Other	36,078	28,965	29,757

Consolidated	$1,926,010	$1,743,592	$1,445,293

FISCAL 2003 COMPARED TO FISCAL 2002

        Consolidated net sales increased 10.5% to $1,926.0 million in fiscal 2003 compared to fiscal 2002. Net sales were up in all segments.

        Commercial net sales increased 9.4% to $741.9 million in fiscal 2003 compared to fiscal 2002. Concrete placement sales were up 11.5%, primarily due to increased front-discharge mixer sales and a higher proportion of rear-discharge mixer “package” sales compared to the prior year. A “package” sale consists of the sale of the Company’s truck body mounted on a truck chassis vs. a truck body only sale which does not include the truck chassis. Rear-discharge mixer unit sales declined slightly in fiscal 2003. Domestic refuse sales were 7.6% lower due to lower unit sales, especially to large, U.S. commercial waste haulers, offset in part by a higher proportion of “package” sales compared to the prior year. European refuse sales increased 26.6% due to increased “package” sales and favorable currency translation adjustments resulting from the strengthening of the euro compared to the U.S. dollar. Total unit sales declined.

        Fire and emergency segment net sales increased 12.4% to $535.0 million in fiscal 2003 compared to fiscal 2002. Net sales increases were largely due to increased unit volumes and an improved product sales mix of domestic fire apparatus at the Company’s Pierce subsidiary, as well as increased volume and a favorable product sales mix in airport products.

        Defense segment net sales increased 10.5% to $657.1 million in fiscal 2003 compared to fiscal 2002. In fiscal 2003, the Company realized an increase in sales under its FHTV contract, higher parts sales in connection with the U.S. Military’s Operation Iraqi Freedom and operations in Afghanistan and initial shipments of HETs under the Company’s U.K. HET contract.

FISCAL 2002 COMPARED TO FISCAL 2001

        Consolidated net sales increased 20.6% to $1,743.6 million in fiscal 2002 compared to fiscal 2001. In fiscal 2001, the Company acquired the Geesink Norba Group in its fourth fiscal quarter, thus fiscal 2002 results include a full year of Geesink Norba Group operations compared to a partial year in fiscal 2001. See Note 4 to Notes to Consolidated Financial Statements. Consolidated net sales increased 12.7% in fiscal 2002 compared to fiscal 2001 pro forma consolidated sales as adjusted for the effects of acquisitions. This increase was largely as a result of increased production of MTVR vehicles and increased defense parts sales.

        Commercial segment net sales increased 21.2% to $678.3 million in fiscal 2002 compared to fiscal 2001. All of the commercial segment sales increase was due to the acquisition of the Geesink Norba Group. Concrete placement sales were down 0.6% for the year compared to the prior year and down 27.0% from fiscal 2000 as the Company continued to be impacted by the U.S. economic recession. U.S. refuse truck body and parts sales increased 1.8% for the year compared to the prior year largely due to increased sales to the three largest U.S. waste haulers while overall market shipments declined.

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

ANALYSIS OF CONSOLIDATED OPERATING INCOME – THREE YEARS ENDED
SEPTEMBER 30, 2003

        The following table presents operating income by business segment (in thousands):

	Fiscal Year Ended September 30,
	2003	2002	2001
Operating income (expense):
Commercial	$40,188	$47,171	$29,891
Fire and emergency	52,072	48,988	45,841
Defense	68,697	40,720	39,545
Corporate and other	(31,758)	(25,761)	(16,981)

Consolidated	$129,199	$111,118	$98,296

FISCAL 2003 COMPARED TO FISCAL 2002

        Consolidated operating income increased 16.3% to $129.2 million, or 6.7% of sales, in fiscal 2003 compared to $111.1 million, or 6.4% of sales in fiscal 2002. Fiscal 2003 results benefited from a fourth quarter cumulative catch-up adjustment to margins on the Company’s MTVR contract as described below.

        Commercial segment operating income decreased 14.8% to $40.2 million, or 5.4% of sales, in fiscal 2003 compared to $47.2 million, or 7.0% of sales, in fiscal 2002. Operating income margins were generally lower due to a higher percentage of “package” sales versus body-only sales in fiscal 2003 compared to fiscal 2002. Fiscal 2003 results benefited from favorable currency translation adjustments of $1.4 million due to the strengthening of the euro compared to the U.S. dollar and a $0.5 million gain on the sale of certain operating equipment. Research and development spending increased $4.5 million in fiscal 2003, primarily related to the Revolution drum.

        Fire and emergency segment operating income increased 6.3% to $52.1 million, or 9.7% of sales, in fiscal 2003 compared to $49.0 million, or 10.3% of sales, in fiscal 2002. Increased sales volume and a strong product mix in the current year were partially offset by an increase in lower-margin international sales in fiscal 2003 resulting in a slightly lower operating income margin compared to fiscal 2002.

        Defense segment operating income increased 68.7% to $68.7 million, or 10.5% of sales, compared to $40.7 million, or 6.8% of sales, in fiscal 2002. The increase in operating income margins in fiscal 2003 resulted from higher sales of FHTV trucks, international defense trucks and defense parts, and lower bid and proposal spending compared to fiscal 2002. In addition, a cumulative increase in MTVR margins from 4.3% to 5.5% totaling $9.2 million, including $5.7 million related to prior year revenues, contributed to the higher operating income margins in fiscal 2003.

        Consolidated selling, general and administrative expenses decreased to 8.1% of sales in fiscal 2003 compared to 8.2% of sales in fiscal 2002. Corporate operating expenses and inter-segment profit elimination increased $6.0 million to $31.8 million, or 1.6% of consolidated sales, in fiscal 2003 from $25.8 million, or 1.5% of consolidated sales, for fiscal 2002. The increase was largely due to higher variable incentive compensation expense, costs to implement the requirements of the Sarbanes-Oxley Act and investments in additional personnel and services.

FISCAL 2002 COMPARED TO FISCAL 2001

        Consolidated operating income increased 13.0% to $111.1 million, or 6.4% of sales, in fiscal 2002 compared to $98.3 million, or 6.8% of sales, in fiscal 2001. In fiscal 2002, the Company adopted a new accounting standard that required the elimination of amortization of goodwill and indefinite-lived intangible assets. Fiscal 2001 results include $7.2 million in amortization expense related to goodwill on indefinite-lived intangible assets. In fiscal 2001, the Company acquired the Geesink Norba Group in its fourth fiscal quarter, thus fiscal 2002 results include a full year of Geesink Norba Group earnings compared to a partial year in fiscal 2001. Operating income in fiscal 2002 was impacted by increased bid and proposal spending on U.S. and U.K. multi-year defense truck procurement competitions, higher legal defense costs with respect to various contract and environmental claims and lower sales of higher-margin defense trucks sold into export markets.

        Commercial segment operating income increased 57.8% to $47.2 million, or 7.0% of sales, in fiscal 2002 compared to $29.9 million, or 5.3% of sales, in fiscal 2001. Geesink Norba Group contributed nearly one-half of the increase in segment operating income in fiscal 2002. Fiscal 2001 commercial segment operating income included $4.0 million in amortization related to goodwill and indefinite-lived assets. Such amortization was discontinued effective October 1, 2001. Fiscal 2002 commercial operating income was favorably impacted by sales of used trucks and favorable manufacturing and workers compensation experience.

        Fire and emergency segment operating income increased 6.9% to $49.0 million, or 10.3% of sales, for fiscal 2002 compared to $45.8 million, or 9.9% of sales, in fiscal 2001. Fiscal 2001 results include $3.2 million in amortization expense related to goodwill and indefinite-lived assets. Such amortization was discontinued effective October 1, 2001. Fiscal 2002 operating income was impacted by a slightly less favorable product mix than fiscal 2001 which was partially offset by favorable manufacturing cost performance.

        Defense segment operating income increased 3.0% to $40.7 million, or 6.8% of sales, in fiscal 2002, compared to $39.5 million, or 9.3% of sales, in fiscal 2001. Fiscal 2002 results included substantially higher volume under the Company’s lower-margin MTVR contract. Fiscal 2002 results also included a $4.3 million cumulative benefit from a change in estimated margins on the MTVR long-term production contract from 3.3% recorded in fiscal 2001 to 4.3% recorded in fiscal 2002, including $1.7 million related to prior year shipments. Partially offsetting these operating income increases was a decrease in sales of higher-margin, heavy-payload vehicles to international customers. Operating income and margins in fiscal 2002 also were negatively impacted by significant increases in spending for bid and proposal activities in connection with multi-year truck procurement competitions with the U.S. Army and the U.K. MoD.

        Consolidated selling, general and administrative expenses increased $39.3 million to 8.2% of sales in fiscal 2002 compared to 7.2% of sales in fiscal 2001. The Geesink Norba Group was acquired in the fourth quarter of fiscal 2001 and generally carries higher gross margins and higher selling, general and administrative expenses than the Company’s other businesses. Corporate operating expenses and inter-segment profit elimination increased $8.8 million to $25.8 million, or 1.5% of consolidated sales, in fiscal 2002 from $17.0 million, or 1.2% of consolidated sales, for fiscal 2001. The increase was largely due to higher variable incentive compensation costs, higher legal defense costs with respect to various contract and environmental claims, investments in additional personnel and services to manage the Company’s growing businesses and costs incurred in fiscal 2002 related to acquisition investigations that were not consummated.

ANALYSIS OF NON-OPERATING INCOME STATEMENT ITEMS – THREE YEARS ENDED SEPTEMBER 30, 2003

FISCAL 2003 COMPARED TO FISCAL 2002

        Net interest expense decreased $8.0 million to $12.1 million in fiscal 2003 compared to fiscal 2002. Fiscal 2003 results reflect lower interest rates on variable-rate debt and lower borrowings outstanding as a result of debt reduction related to performance-based payments on the MTVR and FHTV contracts and cash flow from operations.

        The effective income tax rate for fiscal 2003 was 33.6% compared to 36.1% in fiscal 2002. In September 2003, the Company concluded the settlement of an income tax audit that resulted in a $3.4 million reduction in income tax expense. In December 2001, the Company concluded an audit settlement of a research and development tax credit claim resulting in a $0.9 million credit to income tax expense in fiscal 2002.

        Other miscellaneous expense of $6.6 million in fiscal 2003 included a $4.7 million charge for the September 2003 payment of a call premium and related expenses and a $1.6 million charge to write off deferred financing costs resulting from the prepayment of the Company’s $100 million 8 ¾% Senior Subordinated Notes due March 2008. Other miscellaneous expense also includes $1.2 million of gains on sales of non-operating assets and $1.4 million of losses on foreign currency transactions.

        Equity in earnings of an unconsolidated partnership, net of income taxes, of $2.3 million in fiscal 2003 and $2.4 million in fiscal 2002 represents the Company’s equity interest in OMFSP.

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

        The effective income tax rate for fiscal 2002 was 36.1% compared to 37.3% in fiscal 2001. In fiscal 2002, the Company concluded an audit settlement of a research and development tax credit claim resulting in a $0.9 million credit to income tax expense which reduced the Company’s effective tax rate by 1.0 percentage point from the statutory rate. In fiscal 2001, the Company recorded a $1.4 million benefit from the favorable settlement of an income tax audit and recorded $5.8 million of non-deductible goodwill amortization. The effect of these items was to decrease and increase the Company’s effective tax rate by 1.8 percentage points and 2.6 percentage points, respectively, from the Company’s statutory rate. The Company also benefited from a lower effective tax rate in fiscal 2001 due to more foreign sales.

        Other miscellaneous expense of $1.6 million in fiscal 2002 included the write-off of deferred financing costs and net foreign currency exchange losses. Other miscellaneous income of $1.8 million in fiscal 2001 included a $1.7 million one-time foreign currency exchange gain in connection with funds borrowed to acquire the Geesink Norba Group in July 2001.

        Equity in earnings of an unconsolidated partnership, net of income taxes, of $2.4 million in fiscal 2002 and $1.4 million in fiscal 2001 represents the Company’s equity interest in OMFSP. Increased earnings resulted from favorable lease portfolio performance, improved interest rate spreads between lease rates and related interest on debt to fund lease originations and gains on lease terminations.

FINANCIAL CONDITION

Fiscal Year Ended September 30, 2003

        During fiscal 2003, cash and cash equivalents decreased by $20.8 million to $19.2 million at September 30, 2003. Available cash, cash provided from operating activities of $105.3 million, net borrowing of $51.4 million under the Company’s revolving credit facility and proceeds from stock option exercises of $9.6 million were used to reduce term debt by $148.2 million, fund capital expenditures of $24.7 million, pay dividends of $6.4 million and fund the increase in other long-term assets (primarily increased pension contributions) of $7.3 million.

        In fiscal 2003, receivables and inventories increased to support higher sales levels in most of the Company’s businesses. Customer advances represented a significant source of cash in fiscal 2003 due to higher performance-based payments on the MTVR and FHTV contracts, and higher outstanding advances associated with fire apparatus purchased compared to prior year levels.

        Cash paid for income taxes was $35.6 million in fiscal 2003 compared to $49.8 million in fiscal 2002. Cash taxes paid in fiscal 2003 and accrued taxes payable at September 30, 2003 were lower than the corresponding fiscal 2002 amounts because of increased deductions in fiscal 2003 for the tax benefits of stock option exercises and pension contributions. Also, see the following discussion regarding fiscal 2002 income tax payments.

Fiscal Year Ended September 30, 2002

        During fiscal 2002, cash and cash equivalents increased by $28.7 million to $40.0 million at September 30, 2002. Cash provided from operating activities of $264.0 million and proceeds from stock option exercises of $2.3 million were used to reduce current- and long-term debt by $209.3 million, fund capital expenditures of $15.6 million, pay dividends of $5.8 million and fund the increase in long-term assets (primarily increased pension contributions) of $7.8 million.

        In fiscal 2001, the Company was investing cash in operating assets and liabilities to support the ramp-up under the MTVR contract to full-rate production. The ramp-up from low-rate of initial production operations in April 2001 to full-rate production was achieved in August 2001 and was subsequently sustained through September 30, 2002. In fiscal 2002, the Company negotiated and received a contract modification under the MTVR contract that provides for performance-based payments, a process that allows the Company to bill the customer upon achievement of certain contract milestones. The Company also receives performance-based payments in connection with the FHTV contract and certain other defense programs. Cash received on performance-based payments is first used to “liquidate” or reduce outstanding receivables for units accepted. Any remaining cash is then recorded as a reduction of inventory to the extent of inventory on hand, with any remaining amount shown as a “customer advance.” The Company received its first performance-based payment on the MTVR contract on September 30, 2002 in the amount of $86.3 million. This receipt was applied against outstanding MTVR receivables of $20.9 million and reduced inventories by $24.0 million. The balance, or $41.4 million has been recorded as a customer advance.

        Reductions in receivables generated $70.6 million in operating cash flow in fiscal 2002. Receivables were generally lower at September 30, 2002 compared to 2001 due to changes in sales mix in the defense segment to more U.S. government sales under performance-based payment terms and fewer export sales under net 30 day payment terms. In the commercial segment, receivables were lower due to changes in sales mix to more concrete placement sales and lower sales to large, U.S. waste haulers. Sales to large, U.S. waste haulers and export sales to international defense customers generally carry longer payment terms than sales to the Company’s other customers.

        Timing of estimated U.S. federal income tax payments (five payments in fiscal 2002 compared to three payments in fiscal 2001) resulted in a decrease in income taxes payable of $12.4 million in fiscal 2002 compared to an increase in income taxes payable of $14.7 million in fiscal 2001. Cash paid for income taxes was $49.8 million in fiscal 2002 compared to $18.0 million in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash and cash equivalents of $19.2 million and approximately $95.1 million of unused availability under the terms of its senior credit facility (see Note 6 to Notes to Consolidated Financial Statements) as of September 30, 2003. The Company’s primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends and, potentially, future acquisitions. The Company expects its primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at September 30, 2003 and borrowings from unused availability under the Company’s revolving credit facility. To finance the September 19, 2003 early retirement of the Company’s $100,000 of 8 ¾% senior subordinated notes due March 1, 2008, the Company amended its senior credit facility August 15, 2003. The amended senior credit facility is comprised of a $170,000 revolving credit facility ($51,400 and $0 outstanding at September 30, 2003 and 2002, respectively), which matures in January 2006. Availability under the revolving credit facility is reduced by outstanding letters of credit of $23.5 million at September 30, 2003. The revolving credit facility may be increased up to an aggregate maximum outstanding amount of $245,000 at the Company’s discretion, unless the Company is in default under the senior credit facility.

        Based upon current and anticipated future operations and excluding the impact of any potential acquisitions, the Company believes that these capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2004. Debt levels and capital resource requirements beyond fiscal 2004 are not currently estimable because the Company maintains an active acquisitions strategy and the capital requirements of this strategy cannot be reasonably estimated. In addition, the Company could face significant working capital requirements beyond fiscal 2004 if it is successful in its bid for the U.K. cargo support vehicle business.

        The Company’s cash flow from operations was positively impacted in fiscal 2003 and 2002 by the receipt of performance-based payments on its MTVR and FHTV contracts in its defense segment. The Company’s cash flow from operations in fiscal 2001 was negatively impacted by the ramp-up in production of the multi-year MTVR contract and by the initial effect of substantially higher sales to major waste haulers who were granted longer payment terms as an accommodation to obtain their business. The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to changes in working capital requirements arising principally from the timing of receipt of performance-based payments in its defense segment, changes in working capital requirements arising from seasonal fluctuations in commercial segment sales and changes in working capital requirements associated with the start-up of large defense contracts.

        The Company’s debt-to-capital ratio at September 30, 2003 was 9.3% compared to 26.8% at September 30, 2002. Debt-to-capital at September 30, 2003 was favorably impacted by the Company’s use of available cash on September 19, 2003 to prepay its senior subordinated notes due 2008. Debt-to-capital may vary from time to time as the Company borrows under its revolving credit facility to fund seasonal or defense contract working capital requirements and to the extent that the Company uses debt to fund acquisitions.

        The Company’s senior credit facility contains various restrictions and covenants, including (1) limits on payments of dividends and repurchases of the Company’s stock; (2) requirements that the Company maintain certain financial ratios at prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

        Interest rates on borrowings under the Company’s senior credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5%) or the “IBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 1.00% for IBOR Rate loans under the Company’s revolving credit facility as of September 30, 2003. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rate on borrowings outstanding at September 30, 2003 was 2.24%. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

        Following is a summary of the Company’s contractual obligations and payments due by period following September 30, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$1,735	$225	$146	$154	$1,210

Leases:
Capital	--	--	--	--	--
Operating	26,504	5,801	7,892	4,448	8,363

Purchase obligations	197,473	111,905	80,996	4,572	--

Other long-term liabilities:
Guaranteed residual obligations	4,398	4,090	308	--	--
Fair value of foreign currency
forward contracts	4,532	(2)	4,023	511	--
Other	942	137	350	455	--

	9,872	4,225	4,681	966	--

Total contractual obligations	$235,584	$122,156	$93,715	$10,140	$9,573

        The Company utilizes blanket purchase orders to communicate expected annual requirements to many of its suppliers or contractors. Requirements under blanket purchase orders generally do not become "firm" until four weeks prior to the Company's scheduled unit production. The purchase obligation amount included above represents the value of commitments considered firm, plus the value of all outstanding subcontracts.

        The following is a summary of the Company's commercial commitments (in thousands):

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Customer lease guarantees to third parties	$11,000	$1,000	$2,000	$2,000	$6,000
Standby letters of credit	23,464	23,230	234	--	--
Corporate guarantees	1,129	1,129	--	--	--

Total commercial commitments	$35,593	$25,359	$2,234	$2,000	$6,000

        McNeilus has a $22.0 million investment in an unconsolidated general partnership, OMFSP, which offers lease financing to customers of the Company. McNeilus and an unaffiliated third party, BA Leasing & Capital Corporation (“BALCAP” — a subsidiary of Bank of America Corporation), are general partners in OMFSP. Each of the two general partners has identical voting, participating and protective rights and responsibilities in OMFSP. See Notes 1 and 2 of the Notes to Consolidated Financial Statements.

        OMFSP purchases trucks, truck bodies and concrete batch plants for lease to user-lessees. The Company sold equipment totaling $67.3 million, $62.8 million and $88.8 million to OMFSP in fiscal 2003, 2002 and 2001, respectively. Banks and other financial institutions lend to OMFSP approximately 90% of the purchase price of the equipment, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 8% equity portion of the cost of the new equipment purchases. Customers provide a 2% down payment. Each partner is allocated its proportionate share of OMFSP cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. However, all OMFSP indebtedness is non-recourse to the Company and BALCAP.

        OMFSP debt financing is bid among a pool of third party banks and other financial institutions. OMFSP’s available but unused borrowing capacity with such banks and other third party financial institutions was $111.4 million at September 30, 2003. OMFSP lenders do not guarantee its borrowing capacity and may withdraw such borrowing availability at any time. Should debt financing not be available to OMFSP in the future, certain of the Company’s customers would need to find sources of lease financing other than through OMFSP, which could have an adverse impact on the Company’s sales of equipment.

        OMFSP and its predecessor have operated since 1989, with profits in each year. OMFSP seeks to maintain strict credit standards. Each general partner approves each lease financing transaction. Lessee-customers guarantee the residual value with respect to each lease. Infrequently, a customer will default on a lease. In such instances, OMFSP has historically been successful in disposing of the underlying equipment at values in excess of the then residual values on the leases. Lease losses historically have not been material in any one year. In the event that material lease losses did occur, the Company believes its losses would be limited to its investment in OMFSP because OMFSP’s debt is nonrecourse to the Company. In addition, the Company could decide to discontinue OMFSP’s leasing activities at any time and manage an orderly winding-up of the OMFSP lease portfolio.

        Summarized financial information of OMFSP as of September 30, 2003 and 2002 and for the fiscal years ended September 30, 2003, 2002 and 2001 is as follows:

	September 30,
	2003	2002
Cash and cash equivalents	$1,879	$2,037
Investment in sales type leases, net	203,034	209,440
Other assets	1,439	553

	$206,352	$212,030

Notes payable	$161,964	$166,442
Other liabilities	1,537	4,146
Partners' equity	42,851	41,442

	$206,352	$212,030

	Fiscal Year Ended September 30,
	2003	2002	2001
Interest income	$15,190	$16,315	$15,429
Net interest income	4,329	4,346	4,048
Excess of revenues over expenses	4,394	4,286	3,961

FISCAL 2004 OUTLOOK

        The Company expects consolidated net sales will decline approximately 2.1% in fiscal 2004 to $1.885 billion. If the U.S. Marine Corps funds the wrecker under the MTVR contract, then the Company’s consolidated sales estimate would increase by nearly $30.0 million. The Company expects consolidated operating income to increase 9.9% to approximately $142.0 million in fiscal 2004, or approximately 7.5% of sales. The Company expects net income of $88.2 million and earnings per share from continuing operations assuming dilution of $2.45 per share in fiscal 2004.

        The Company estimates that commercial segment sales will increase 7.8% in fiscal 2004 to $800.0 million. The Company is projecting an increase in concrete placement sales of 7.5% in fiscal 2004, reflecting a modest economic recovery and the launch of the Revolution composite concrete mixer drum. The Company expects to sell 1,000 Revolution composite concrete mixer drums in 2004. The Company is projecting domestic refuse sales to increase 12.5% in fiscal 2004, largely due to projected volume increases with the largest U.S. waste haulers, with municipal refuse spending remaining soft. The Company expects that Geesink Norba Group refuse product sales will grow approximately 2.8% in fiscal 2004 with no recovery in the European market and an expected weakening of the euro to the U.S. dollar. The Company expects operating income in the commercial segment to increase approximately 39.3% to $56.0 million. The Company is projecting concrete placement operating income to be up 16.9% in fiscal 2004 based on a modest economic recovery and expected sales of the new Revolution composite mixer drum in fiscal 2004. In fiscal 2005 and fiscal 2006, the Company plans to exercise its rights to acquire the rights to this technology for the rest of the world. The Company expects domestic refuse operating income results to more than double in fiscal 2004, off a low base in fiscal 2003, due to cost reduction plans in place and higher estimated volume with the largest U.S. waste-haulers in spite of lower estimated industry volumes. The Company expects European refuse product operating income to be up 25.0% as a result of the restructuring of that business in fiscal 2003 and 2002.

        The Company estimates fire and emergency segment sales will be down 4.7% to approximately $510.0 million. The Company expects Pierce sales to be down 8.0% due to municipal and state budget constraints. The Company believes that industry fire apparatus shipment volumes may be down over 10.0% in fiscal 2004 due to current weak order intake and long lead times in this market. The Company expects strong snow removal and aircraft rescue and firefighting vehicle sales to offset some of the weakness in fire apparatus sales. The Company is projecting fire and emergency segment operating income to decrease 4.9% to $49.5 million in fiscal 2004, consistent with the estimated sales decrease in this segment.

        The Company estimates defense segment sales to decrease 11.0% to $585.0 million. The Company believes this estimate could increase by nearly $30.0 million if the U.S. Marine Corps funds a requirement for MTVR wreckers. The Company expects MTVR sales to decline about $126.0 million in fiscal 2004, consistent with contract requirements. The Company estimates that some of that decrease will be offset by higher estimated international sales and higher sales under the Company’s FHTV contract. The Company is projecting defense operating income to decrease 3.2% to $66.5 million in fiscal 2004. This estimate assumes lower bid and proposal spending, substantially lower sales of relatively lower-margin MTVR trucks, but increased sales of relatively higher-margin FHTV and international defense trucks. This estimate also assumes the MTVR contract margins remain at 5.5%. The Company continues to target higher margins over the contract life. A one percentage point increase in MTVR margins in fiscal 2004 would amount to $9.1 million in operating income, or $0.16 per share. Quarterly, the Company monitors manufacturing cost performance and the durability of fielded trucks, among other factors, and adjusts margins on the contract based on revised estimates to complete this contract.

        The Company expects corporate expenses to approximate $30.0 million in fiscal 2004, down from $31.8 million in fiscal 2003. This decrease reflects lower estimated costs to implement requirements of the Sarbanes-Oxley Act, since the Company has already incurred much of the implementation cost, and other cost reduction plans. The Company is projecting net interest and other non-operating costs to decrease $12.2 million in fiscal 2004 to $6.5 million, primarily as a result of the September 2003 prepayment of the $100 million of 8 ¾% fixed rate senior subordinated notes from available cash and variable-rate borrowings under the Company’s senior credit facility. The Company expects debt to be lower on average in fiscal 2004, but has assumed that interest rates will rise in fiscal 2004. The Company expects that other non-operating expense of $6.6 million in fiscal 2003 will be eliminated in fiscal 2004 as fiscal 2003 expense primarily related to the early extinguishment of debt.

        The Company expects debt to initially increase from $53.1 million at September 30, 2003, to approximately $75.0 million at December 31, 2003 and $80.0 million at March 31, 2004, before declining to $50.0 million at June 30, 2004 and $20.0 million at September 30, 2004. These fluctuations reflect seasonal working capital requirements of the commercial segment and pre-production costs related to the wheeled tanker contract for the U.K. MoD. The Company increased its level of contributions to its defined benefit pension plans in fiscal 2003 and 2002 to $12.5 million and $9.4 million, respectively compared to historic contribution levels of approximately $2.0 million due to the drop in pension asset values associated with the decline in U.S. equity markets and reductions in investment assumptions and discount rates consistent with the changes in the overall economic environment. The Company expects its contributions to its defined benefit pension plans will be comparable to fiscal 2002 and 2003 levels in fiscal 2004. The Company estimates capital spending at no more than $30.0 million in fiscal 2004.

        The expectations with respect to projected sales, costs, earnings and debt levels in this “Fiscal 2004 Outlook” are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, the sale of at least 1,000 Revolution composite concrete mixer drums in fiscal 2004 at favorable pricing and costs; the Company’s estimates for concrete placement activity, housing starts and mortgage rates; a limited recovery in the U.S. economy and no economic recovery in the European economy; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions; the anticipated level of production and margins associated with the MTVR contract and a related MTVR wrecker variant contract, international defense truck contracts and the FHTV contract; the expected level of U.S. Department of Defense procurement of replacement parts; the expected level of commercial “package” body and chassis sales compared to “body-only” sales; the Company’s estimates for capital expenditures of municipalities and fire and emergency and refuse products of airports for fire and rescue products and of large commercial waste haulers; the Company’s ability to sustain market share gains by its fire and emergency and refuse products businesses; the Company’s estimates for costs relating to insurance, steel and litigation; anticipated levels of capital expenditures, especially with respect to the rollout of the Revolution composite concrete mixer drum; the Company’s targets for Geesink Norba Group sales and operating income; the Company’s planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the Company’s estimates for debt levels, interest rates and working capital needs; and that the Company does not complete any acquisitions. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This requires management to make estimates and judgments that affect reported amounts and related disclosures. Actual results could differ from those estimates. The Company considers the following policies to be the most critical in understanding the judgments that are involved in the preparation of the Company’s consolidated financial statements and the uncertainties that could impact the Company’s financial condition, results of operations and cash flows.

        Warranty: Sales of the Company’s products generally carry typical explicit manufacturers’ warranties based on terms that are generally accepted in the Company’s marketplaces. The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue can arise which is beyond the scope of the Company’s historical experience. The Company provides for any such warranty issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience.

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

        Goodwill and Other Intangible Assets: The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”effective October 1, 2002. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized; however, they must be tested for impairment periodically, or more frequently under certain circumstances, and written down when impaired. The Company continues to record amortization for other intangible assets with definite lives. The Company is subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine impairment. There was no impairment of goodwill upon adoption of SFAS No. 142, nor upon the Company’s subsequent testing conducted in the fourth quarter of fiscal 2003.

        Product Liability: Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business. A substantial portion of these claims and lawsuits involve the Company’s concrete placement and domestic refuse businesses, while such lawsuits in the Company’s defense and fire and emergency businesses have historically been rare. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. Most insurance coverage includes self-insured retentions that vary by business segment and by year. Such self-insured retentions increased sharply following the terrorist acts of September 11, 2001. As of September 30, 2003, the Company maintained self-insured retentions of $1.0 million per claim for each of its businesses.

        The Company establishes product liability reserves for its self-insured retention portion of any known outstanding matters based on the likelihood of loss and the Company’s ability to reasonably estimate such loss. There is inherent uncertainty as to the eventual resolution of unsettled matters due to the unpredictable nature of litigation. The Company makes estimates based on available information and the Company’s best judgment after consultation with appropriate experts. The Company periodically revises estimates based upon changes to facts or circumstances. The Company also utilizes actuarial methodologies to calculate reserves required for estimated incurred but not reported claims as well as to estimate the effect of the adverse development of claims over time.

Critical Accounting Estimates

        Management of the Company has discussed the development and selection of the following critical accounting estimates with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s disclosures relating to such estimates in this Management’s Discussion and Analysis.

        Warranty: The Company’s products generally carry explicit warranties that extend from six months to two years, based on terms that are generally accepted in the marketplace. Selected components included in the Company’s end products (such as engines, transmissions, tires, etc.) may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products and the customer would generally deal directly with the component manufacturer.

        The Company’s policy is to record a liability for the expected cost of warranty-related claims at the time of the sale. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under the warranty plans. The Company believes that the warranty accounting estimate is a “critical accounting estimate” because: changes in the warranty provision can materially affect net income; the estimate requires management to forecast estimated product usage levels by customers; in the case of new models, components or technology, there may be a different, higher level of warranty claims experience than with existing, mature products; and certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. The estimate for warranty obligations is a critical accounting estimate for each of the Company’s operating segments.

        Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. Over the past three years, the Company’s warranty cost as a percentage of sales has ranged from 0.85% of sales to 1.42% of sales. Warranty costs tend to be higher shortly after new product introductions when field warranty campaigns may be necessary to correct or retrofit certain items. Accordingly, the Company must make assumptions about the number and cost of anticipated field warranty campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of new features/components included in new product models.

        Each quarter, the Company reviews actual warranty claims experience to determine if there are any systemic defects which would require a field campaign. Also, warranty provision rates on new product introductions are established at higher than standard rates to reflect increased expected warranty costs associated with any new product introduction.

        Infrequently, a material warranty issue can arise which is beyond the scope of the Company’s historical experience, generally with respect to a new product launch. If the estimate of warranty costs in fiscal 2003 was increased or decreased by 50%, the Company’s accrued warranty costs, costs of sales and operating income would each change by $10.4 million, or 35.6%, 0.6% and 8.0%, respectively.

        Percentage-of-Completion Method of Accounting: The Company records revenues and anticipated profits under the MTVR multi-year, fixed-price production contract on a percentage-of-completion basis, generally using units accepted as the measurement basis for effort accomplished. Estimated contract profits are taken into earnings in proportion to recorded sales based on estimated average cost determined using total contract units under order. Changes in estimated contract profits are recognized in earnings using the cumulative catch-up method. Under this method, current estimated contract profits are compared with previously estimated contract profits and a cumulative adjustment is recorded to income for all previously accepted units. The Company believes that the accounting estimate is a “critical accounting estimate” because changes in estimated costs can materially affect net income. The estimate requires management to forecast estimated material costs on non-quoted components, to estimate manufacturing overhead rates which are dependent in part on sales forecasts of non-MTVR volume, to estimate manufacturing hours per unit over a broad spectrum of volume, including low-rate of initial production, high-rate of production and ramp-down to the end of the contract. The estimate is a critical accounting estimate for the Company’s defense segment.

        Quarterly, or upon the occurrence of a significant event impacting the contract, Company management reviews actual contract performance to date to determine if there are any factors that would require an adjustment of the overall contract estimated margin. In fiscal 2003 and fiscal 2002, the Company increased the margin percentage recognized on the MTVR contract by 1.2 and one percentage points, respectively, as a result of a contract modification and favorable cost performance compared to estimates. The changes in estimates increased operating income by $9.2 million in fiscal 2003 and $4.3 million in fiscal 2002, or 7.1% and 3.9% of consolidated operating income, respectively. The Company has targeted margins on the MTVR contract in excess of the 5.5% margin recognized on the contract life-to-date by initiating actions to negotiate contract modifications and reduce contract costs. Should the Company be successful with respect to these actions, the Company estimates that a one percentage point increase in MTVR margins in fiscal 2004 (on a full year basis) would increase operating income by approximately $9.1 million.

NEW ACCOUNTING STANDARDS

        Asset Retirement Obligations: In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted provisions of SFAS No. 143 effective October 1, 2002. Adoption of SFAS No. 143 did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

        Impairment on Disposal of Long-Lived Assets: In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The Company adopted provisions of SFAS No. 144 effective October 1, 2002. Adoption of SFAS No. 144 did not have a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

        Exit or Disposal Activities: In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

        Guarantee Obligations: In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45‘s scope, including guarantees issued prior to FIN 45. Adoption of FIN 45 did not have a material effect on the Company’s financial condition, results of operations or cash flows (see Note 15).

        Stock-Based Compensation: In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123‘s fair value method for accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted early the disclosure provisions of SFAS No. 148 as of October 1, 2002 and has included the required disclosures in Note 10. Adoption of SFAS No. 148 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

        Variable Interest Entities: In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. For these entities, FIN 46 will now be effective for financial statements issued for the first reporting period ending after December 15, 2003. The Company has determined that its interest in OMFSP (see Note 2) is an interest in a “voting interest entity” and, as such, does not meet the requirements for consolidation under FIN 46. The adoption of FIN 46 did not have, and is not expected to have, an impact on the Company’s financial condition, results of operations or cash flows.

        Derivative Instruments and Hedging Activities: In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the accounting for derivatives, amending the previously issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company’s financial condition, results of operations or cash flows.

        Liabilities and Equity: In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003 for the Company. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. The Company does not currently have financial instruments with characteristics of both liabilities and equity, and therefore, the adoption of SFAS No. 150 did not have an impact on the Company’s financial condition, results of operations or cash flows.

CUSTOMERS AND BACKLOG

        Sales to the U.S. government comprised approximately 34% of the Company’s net sales in fiscal 2003. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at September 30, 2003 was $1,204.6 million compared to $907.8 million at September 30, 2002. Commercial segment backlog increased 5.8% to $147.1 million at September 30, 2003 compared to September 30, 2002. Unit backlog for front-discharge concrete mixers was down 28.6% while backlog for rear-discharge concrete mixers was up 4.1%. Concrete mixer orders were lower in fiscal 2003 than in fiscal 2002. Unit backlog for refuse packers was up 56.0% domestically and down 25.1% in Europe. Although the domestic refuse backlog increased at September 30, 2003 compared to the prior year, backlog from large, U.S. commercial waste-haulers remained relatively low due to weak orders. European refuse backlog decreased largely as a result of weak order rates. Fire and emergency segment backlog increased 13.1% to $322.9 million at September 30, 2003 compared to the prior year. The increase reflected higher orders in the Company’s fourth fiscal quarter in spite of low industry order volume due to state and municipal budget constraints. The defense segment backlog increased 52.0% to $734.5 million at September 30, 2003 compared to September 30, 2002, principally due to the award of a U.K. wheeled tanker contract with shipments commencing in fiscal 2005 and due to funding received under the Company’s FHTV and MTVR contracts. Approximately 22.1% of the Company’s September 30, 2003 backlog is not expected to be filled in fiscal 2004.

        Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and MTVR contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.

FINANCIAL MARKET RISK

        The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

Interest Rate Risk

        The Company’s interest expense is sensitive to changes in the interest rates in the U.S. and off-shore markets. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its senior credit facility. The Company has not historically utilized derivative securities to fix variable rate interest obligations or to make fixed-rate interest obligations variable. If short-term interest rates averaged two percentage points higher in fiscal 2004 than in fiscal 2003, then the Company’s interest expense would increase, and pre-tax income would decrease by approximately $0.6 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s borrowing cost, but do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in the Company’s financial structure other than as noted.

Foreign Currency Risk

        The Company’s operations consist of manufacturing in the U.S., the Netherlands, the United Kingdom and Sweden and sales and limited truck body mounting activities throughout the U.S. and in various European jurisdictions. International sales were approximately 15.0% of overall net sales in fiscal 2003, including approximately 6.1% of overall net sales in fiscal 2003 that involved export sales from the U.S. The majority of export sales in fiscal 2003 were denominated in U.S. dollars. For the Company’s U.S. operations, the Company generally purchases materials and component parts that are denominated in U.S. dollars and seeks customer payment in U.S. dollars for large multi-unit sales contracts, which span several months or years.

        The Company’s contract to provide tank transporters and trailers for the U.K. MoD provides that the Company invoice and be paid in a combination of U. S. dollars, British Sterling and euros. The payments in different currencies are intended to match cash flow requirements to various suppliers and to the Company to minimize foreign currency exchange gains and losses. Due to the inherent differences in the timing of payment for materials and components and the timing of the receipt of payments from the customer, the Company expects some foreign currency transaction gains and losses to occur.

        The Company’s contract to provide wheeled tankers to the U.K. MoD provides that the Company will invoice and be paid in British Sterling. The Company’s costs under this contract are payable in U.S. dollars, British Sterling and euros. The Company has instituted a hedging program by entering into a series of forward foreign exchange contracts to sell British Sterling and euros and purchase British Sterling and euros to hedge a portion of the related U.S. dollar equivalent of these amounts.

        The Company submitted and has an outstanding firm quote to the U.K. MoD on the cargo support vehicle truck competition. This proposal is priced to the customer in British Sterling. If the Company’s proposal is accepted by the U.K. MoD, then the Company would be subject to foreign currency transaction and translation risks. Similarly, the Company has agreements with certain subcontractors in connection with these U.K. MoD programs that have quoted supply of material and component parts in euros and British Sterling. The Company expects a substantial majority of its costs for the U.K. cargo support vehicles to be denominated in British Sterling. If the Company is successful in being awarded this business, it may seek to hedge its foreign currency risks under the proposal.

        The Company’s earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies primarily as a result of the effects of the translation of the Geesink Norba Group earnings from source currencies into U.S. dollars and euro-denominated purchases of tank bodies and tank pumping systems in the defense segment and, hedging customer orders denominated in currencies other than the U.S. dollar. The Company may use forward foreign exchange contracts to partially hedge against the earnings effects of such fluctuations in exchange rates on non-U.S. dollar denominated sales and purchases. At September 30, 2003, the Company had outstanding forward foreign exchange contracts to purchase 68.5 million euros ($79.7 million based on the exchange rate as of September 30, 2003) for settlement during the period from October 2003 through December 2006 and forward foreign exchange contracts to purchase 0.9 million British Sterling ($1.5 million based on the exchange rate as of September 30, 2003) for settlement during the period from March 2004 through October 2004. At September 30, 2003, the Company had outstanding forward foreign exchange contracts to sell 138.1 million British Sterling ($214.1 million based on the exchange rate as of September 30, 2003) for settlement during the period from March 2004 through November 2006 and forward foreign exchange contracts to sell 2.3 million Canadian dollars ($1.7 million based on the exchange rate as of September 30, 2003) for settlement in December 2003 to hedge outstanding firm sales commitments. A hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not have had a material impact on the Company’s fiscal 2003 earnings or cash flows. However, to a certain extent, foreign currency exchange rate movements may also affect the Company’s competitive position, as exchange rate changes may affect business practices, the Company’s cost structure compared to its competitors’ cost structures and/or pricing strategies of non-U.S. based competitors.

        Fluctuations in currency exchange rates may also impact the Company’s shareholders’ equity. Amounts invested in the Company’s non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. The cumulative translation adjustments component of shareholders’ equity increased $28.6 million in fiscal 2003 and $12.2 million in fiscal 2002. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries at September 30, 2003 was approximately $196.4 million.

        The following table presents firmly committed sales exposures and related derivative contracts for each of the next four years. The Company has no exposure in, or commitments for, fiscal year 2008 or thereafter.

Average Forward Foreign Currency Exchange Rate (USD/Foreign Currency)

	Fiscal Years Ending September 30,
	2004	2005	2006	2007	Totals	Derivative Contract Fair Value at September 30, 2003
	(Dollars in Millions)
Firmly Committed Sales Contracts
British Sterling	$0.8	$76.4	$119.9	$30.7	$227.8
Canadian Dollars	$1.7	$--	$--	$--	$1.7
Related Forward Contracts to Sell
Foreign Currencies for U.S. $
British Sterling
Notional amount	$0.8	$72.3	$112.3	$28.7	$214.1	$ (3.8)
Average contract rate	0.628	0.640	0.647	0.650	0.645
Canadian Dollars
Notional amount	$1.7	$--	$--	$--	$1.7	--
Average contract rate	1.385	--	--	--	1.385
Forecasted Purchases
British Sterling	$1.3	$0.2	$--	$--	$1.5
Euros	$6.6	$29.0	$39.9	$4.2	$79.7
Related Forward Contracts to Buy
Foreign Currencies for U.S. $
British Sterling
Notional amount	$1.3	$0.2	$--	$--	$1.5	--
Average contract rate	0.627	0.630	--	--	0.627
Euros
Notional amounts	$6.6	$29.0	$39.9	$4.2	$79.7	$ (0.7)
Average contract rate	0.865	0.858	0.859	0.859	0.859

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information under the caption “Management’s Discussion and Analysis – Financial Market Risk” contained in Item 7 of this Form 10-K is hereby incorporated by reference in answer to this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of
Oshkosh Truck Corporation

We have audited the accompanying consolidated balance sheets of Oshkosh Truck Corporation and subsidiaries (the “Company”) as of September 30, 2003 and 2002, and related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedules for the years ended September 30, 2003 and 2002, listed in the Index at Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The Company’s financial statements and financial statement schedule for the year ended September 30, 2001, before the reclassification adjustments and inclusion of disclosures discussed in Note 5 to the financial statements and the stock split adjustments and disclosures discussed in Note 1 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 financial statement schedule when considered in relation to the basic 2001 financial statements taken as a whole, stated fairly, in all material respects, the financial data required to be set forth therein, in their report dated October 29, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of Oshkosh Truck Corporation and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2003 and 2002 consolidated financial statement schedules, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed above, the financial statements of Oshkosh Truck Corporation and subsidiaries for the year ended September 30, 2001 were audited by other auditors who have ceased operations. As described in Note 1, those financial statements have been revised to give effect to the stock split on August 13, 2003, discussed in Note 1. We audited the adjustments described in Note 1 that were applied to revise the 2001 financial statements for such stock split. Our audit procedures included (1) comparing the amounts shown in the earnings per share disclosures for 2001 to the Company's underlying accounting analysis obtained from management, (2) comparing the previously reported shares outstanding and income statement amounts per the Company's accounting analysis to the previously issued financial statements, and (3) recalculating the additional shares to give effect to the stock split and testing the mathematical accuracy of the underlying analysis. As described in Note 5, these financial statements have been revised for the reclassification of certain purchased intangible assets to goodwill and to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of October 1, 2001. Our audit procedures with respect to the disclosures in Note 5 with respect to 2001 included (i) comparing the previously reported amounts of the purchased intangible assets reclassified to goodwill to the Company’s underlying records obtained from management; (ii) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company’s underlying records obtained from management; and (iii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts.

In our opinion, the adjustments for the impact of the stock split on 2001 and the disclosures for 2001 in Note 5 are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the Company other than with respect to such stock split adjustments and Statement No. 142 disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/S/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
October 24, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with the Company’s Annual Report on Form 10-K for the year ended September 30, 2001. This opinion has not been reissued by Arthur Andersen LLP. In fiscal 2003, the Board of Directors of the Company authorized a two-for-one stock split that was effected in 2003. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, the 2001 financial statements have been revised for the effect of the two-for-one stock split. In fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As discussed in Note 5 of the Notes to Consolidated Financial Statements, the Company has presented the transitional disclosures for fiscal 2001 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these transitional disclosures. These disclosures are reported on by Deloitte & Touche LLP as stated in their report appearing herein.

REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of
Oshkosh Truck Corporation

We have audited the accompanying consolidated balance sheets of Oshkosh Truck Corporation (the “Company”) as of September 30, 2001 and 2000 and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV, Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/S/ ARTHUR ANDERSEN

October 29, 2001
Milwaukee, Wisconsin

OSHKOSH TRUCK CORPORATION
Consolidated Statements of Income

	Fiscal Year Ended September 30,
	2003	2002	2001
	(In thousands, except per share amounts)
Net sales	$1,926,010	$1,743,592	$1,445,293
Cost of sales	1,634,095	1,483,126	1,230,800

Gross income	291,915	260,466	214,493
Operating expenses:
Selling, general and administrative	156,266	143,330	104,022
Amortization of goodwill and purchased intangibles	6,450	6,018	12,175

Total operating expenses	162,716	149,348	116,197

Operating income	129,199	111,118	98,296
Other income (expense):
Interest expense	(13,495)	(21,266)	(22,286)
Interest income	1,358	1,160	1,050
Miscellaneous, net	(6,582)	(1,555)	1,753

	(18,719)	(21,661)	(19,483)

Income before provision for income taxes and
equity in earnings of unconsolidated partnership	110,480	89,457	78,813
Provision for income taxes	37,131	32,285	29,361

Income before equity in earnings of unconsolidated
partnership	73,349	57,172	49,452
Equity in earnings of unconsolidated partnership, net
of income taxes of $1,144, $1,425 and $829	2,271	2,426	1,412

Net income	$75,620	$59,598	$50,864

Earnings per share	$2.22	$1.77	$1.52
Earnings per share assuming dilution	$2.16	$1.72	$1.49

See accompanying notes.

OSHKOSH TRUCK CORPORATION
Consolidated Balance Sheets

	September 30,
	2003	2002
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$19,245	$40,039
Receivables, net	159,752	142,709
Inventories	242,076	210,866
Prepaid expenses	10,393	7,414
Deferred income taxes	35,092	26,008

Total current assets	466,558	427,036
Investment in unconsolidated partnership	21,977	22,274
Other long-term assets	7,852	11,625
Property, plant and equipment:
Land and land improvements	14,942	14,390
Equipment on operating lease to others	7,574	10,164
Buildings	95,273	90,769
Machinery and equipment	167,481	145,722

	285,270	261,045
Less accumulated depreciation	(138,801)	(120,684)

Net property, plant and equipment	146,469	140,361
Purchased intangible assets, net	102,460	104,316
Goodwill	337,816	318,717

Total assets	$1,083,132	$1,024,329

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$115,739	$116,422
Floor plan notes payable	18,730	23,801
Customer advances	164,460	119,764
Payroll-related obligations	33,712	34,474
Income taxes	263	8,597
Accrued warranty	29,172	24,015
Other current liabilities	54,293	47,754
Revolving credit facility and current maturities of long-term debt	51,625	18,245

Total current liabilities	467,994	393,072
Long-term debt	1,510	131,713
Deferred income taxes	47,619	39,303
Other long-term liabilities	47,146	50,481
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; authorized 4,000,000 shares;
none issued and outstanding	--	--
Class A Common Stock, $.0l par value; authorized 2,000,000 shares;
issued - 815,290 in 2003 and 833,238 in 2002	8	8
Common Stock, $.01 par value; authorized 120,000,000 shares;
issued - 34,848,768 in 2003 and 34,830,820 in 2002	348	348
Paid-in capital	129,863	117,001
Retained earnings	369,407	300,713
Common Stock in treasury, at cost; 804,892 shares in 2003 and
1,703,242 shares in 2002	(3,760)	(7,636)
Unearned compensation	(3,401)	(4,086)
Accumulated other comprehensive income	26,398	3,412

Total shareholders' equity	518,863	409,760

Total liabilities and shareholders' equity	$1,083,132	$1,024,329

See accompanying notes.

OSHKOSH TRUCK CORPORATION
Consolidated Statements of Shareholders’ Equity

	Common Stock	Paid-In Capital	Retained Earnings	Common Stock in Treasury at Cost	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except per share amounts)
Balance at September 30, 2000, as previously reported	$ 178	$ 109,740	$ 201,791	$(10,652)	$ --	$ --	$ 301,057
Two-for-one stock split effected August 13, 2003	178	(178)	--	--	--	--	--

Balance at September 30, 2000	356	109,562	201,791	(10,652)	--	--	301,057
Comprehensive income:
Net income	--	--	50,864	--	--	--	50,864
Change in fair value of derivative instruments
(net of income taxes of $7)	--	--	--	--	--	13	13
Minimum pension liability adjustment
(net of income tax benefit of $2,637)	--	--	--	--	--	(4,490)	(4,490)
Currency translation adjustment	--	--	--	--	--	4,275	4,275

Comprehensive income	--	--	--	--	--	--	50,662

Cash dividends:
Class A Common Stock ($.1500 per share)	--	--	(126)	--	--	--	(126)
Common Stock ($.1725 per share)	--	--	(5,614)	--	--	--	(5,614)
Exercise of stock options	--	23	--	457	--	--	480
Tax benefit related to stock options exercised	--	567	--	--	--	--	567

Balance at September 30, 2001	356	110,152	246,915	(10,195)	--	(202)	347,026
Comprehensive income:
Net income	--	--	59,598	--	--	--	59,598
Change in fair value of derivative instruments
(net of income taxes of $48)	--	--	--	--	--	82	82
Gains reclassified into earnings
from other comprehensive income
(net of income taxes of $36)	--	--	--	--	--	(62)	(62)
Minimum pension liability adjustment
(net of income tax benefit of $5,075)	--	--	--	--	--	(8,640)	(8,640)
Currency translation adjustment	--	--	--	--	--	12,234	12,234

Comprehensive income	--	--	--	--	--	--	63,212

Cash dividends:
Class A Common Stock ($0.1500 per share)	--	--	(125)	--	--	--	(125)
Common Stock ($0.1725 per share)	--	--	(5,675)	--	--	--	(5,675)
Issuance of restricted stock	--	3,440	--	673	(4,113)	--	--
Amortization of unearned compensation	--	--	--	--	27	--	27
Exercise of stock options	--	368	--	1,886	--	--	2,254
Tax benefit related to stock options exercised	--	3,041	--	--	--	--	3,041

Balance at September 30, 2002	356	117,001	300,713	(7,636)	(4,086)	3,412	409,760
Comprehensive income:
Net income	--	--	75,620	--	--	--	75,620
Change in fair value of derivative instruments
(net of income tax benefit of $1,692)	--	--	--	--	--	(2,880)	(2,880)
Gains reclassified into earnings
from other comprehensive income
(net of income taxes of $29)	--	--	--	--	--	(49)	(49)
Minimum pension liability adjustment
(net of income tax benefit of $2,229)	--	--	--	--	--	(2,662)	(2,662)
Currency translation adjustment	--	--	--	--	--	28,577	28,577

Comprehensive income	--	--	--	--	--	--	98,606

Cash dividends:
Class A Common Stock ($0.1750 per share)	--	--	(143)	--	--	--	(143)
Common Stock ($0.2012 per share)	--	--	(6,783)	--	--	--	(6,783)
Amortization of unearned compensation	--	--	--	--	685	--	685
Exercise of stock options	--	5,689	--	3,876	--	--	9,565
Tax benefit related to stock options exercised	--	7,173	--	--	--	--	7,173

Balance at September 30, 2003	$ 356	$ 129,863	$ 369,407	$(3,760)	$(3,401)	$ 26,398	$ 518,863

See accompanying notes.

OSHKOSH TRUCK
Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30,
	2003	2002	2001
	(In thousands)
Operating activities:
Net income	$75,620	$59,598	$50,864
Depreciation and amortization	26,120	25,392	28,497
Deferred income taxes	1,980	(1,898)	(2,697)
Equity in earnings of unconsolidated partnership	(3,415)	(3,851)	(2,241)
Loss (gain) on sales of assets	(1,641)	13	(52)
Loss on early extinguishment of debt	6,357	--	--
Foreign currency transaction loss	551	--	--
Changes in operating assets and liabilities:
Receivables, net	(10,846)	70,588	(71,489)
Inventories	(25,655)	48,937	(14,835)
Prepaid expenses	(2,838)	(1,168)	311
Other long-term assets	(430)	75	174
Accounts payable	(4,536)	6,899	(1,156)
Floor plan notes payable	(5,071)	4,530	(7,938)
Customer advances	44,650	61,694	(892)
Payroll-related obligations	(1,722)	6,911	(1,924)
Income taxes	(1,100)	(12,409)	14,672
Accrued warranty	4,638	3,484	641
Other current liabilities	6,986	(1,782)	284
Other long-term liabilities	(4,382)	(3,045)	(589)

Net cash provided from (used for) operating activities	105,266	263,968	(8,370)
Investing activities:
Acquisitions of businesses, net of cash acquired	--	--	(160,241)
Additions to property, plant and equipment	(24,673)	(15,619)	(18,493)
Proceeds from sales of assets	3,777	8	238
Increase in other long-term assets	(7,286)	(7,824)	(4,867)

Net cash used for investing activities	(28,182)	(23,435)	(183,363)
Financing activities:
Net borrowings (repayments) under revolving credit facility	51,400	(65,200)	65,200
Proceeds from issuance of long-term debt	--	--	140,000
Repayment of long-term debt	(148,247)	(144,134)	(8,908)
Debt issuance costs	--	--	(1,183)
Early extinguishment of debt	(4,658)	--	--
Proceeds from exercise of stock options	9,565	2,254	480
Dividends paid	(6,390)	(5,777)	(5,735)

Net cash provided from (used for) financing activities	(98,330)	(212,857)	189,854
Effect of exchange rate changes on cash	452	1,051	(378)

Increase (decrease) in cash and cash equivalents	(20,794)	28,727	(2,257)
Cash and cash equivalents at beginning of year	40,039	11,312	13,569

Cash and cash equivalents at end of year	$19,245	$40,039	$11,312

Supplemental disclosures:
Cash paid for interest	$14,151	$20,964	$20,068
Cash paid for income taxes	35,554	49,813	17,959

See accompanying notes.

OSHKOSH TRUCK CORPORATION

Notes to Consolidated Financial Statements
September 30, 2003
(In thousands, except share and per share amounts)

1.  Summary of Significant Accounting Policies

        Operations – Oshkosh Truck Corporation, with its wholly-owned subsidiaries (the “Company”), is a leading manufacturer of a wide variety of specialty trucks and truck bodies predominately for the U.S. and European markets. “Oshkosh” refers to Oshkosh Truck Corporation, not including its subsidiaries. The Company sells its products into three principal truck markets – commercial, fire and emergency and defense. The Company’s commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. (“McNeilus”), Viking Truck and Equipment, Inc. (“Viking”), Geesink Group B.V., Norba A.B. and Geesink Norba Limited and their wholly-owned subsidiaries (together, the “Geesink Norba Group”) and the commercial division of Oshkosh. The Company’s fire and emergency business is principally conducted through its wholly-owned subsidiary, Pierce Manufacturing Inc. (“Pierce”), the airport products division of Oshkosh and the Company’s wholly-owned subsidiaries, Kewaunee Fabrications, LLC (“Kewaunee”) and Medtec Ambulance Corporation (“Medtec”). The defense business is conducted through the operations of Oshkosh. McNeilus is one of two general partners in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), which provides lease financing to the Company’s customers. Each of the two general partners of OMFSP has identical voting, participating and protective rights and responsibilities.

        Principles of Consolidation and Presentation — The consolidated financial statements include the accounts of Oshkosh and all of its wholly-owned subsidiaries and are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company accounts for its equity interest in OMFSP of 51% at September 30, 2003 and 54% at September 30, 2002, under the equity method. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated.

        Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, consisting principally of short-term commercial paper, time deposits and money market instruments, totaled $6,201 and $32,458 at September 30, 2003 and 2002, respectively. The cost of these securities approximates fair value due to the short-term nature of the investments.

        Receivables – Receivables consist of amounts billed and currently due from customers and unbilled costs and accrued profits related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers.

        Inventories – Approximately 85.0% of the Company’s inventories at September 30, 2003 and 2002 were valued at the lower of cost, computed on the last-in, first-out (“LIFO”) method, or market. The remaining inventories are valued at the lower of cost, computed on the first-in, first-out (“FIFO”) method, or market. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $13,935 and $13,251 at September 30, 2003 and 2002, respectively.

        Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets using accelerated and straight-line methods. The estimated useful lives range from 10 to 50 years for buildings and improvements, from 4 to 25 years for machinery and equipment and from 3 to 10 years for capitalized software and related costs. Depreciation expense was $18,333, $17,527 and $15,510 in fiscal 2003, 2002 and 2001, respectively. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest was insignificant in fiscal 2003, 2002 and 2001. Equipment on operating lease to others represents the cost of vehicles sold to customers for which the Company has guaranteed the residual value. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic life of 10 years. Cost less accumulated depreciation for equipment on operating lease at September 30, 2003 and 2002 was $4,860 and $7,497, respectively.

        Other Long-Term Assets – Other long-term assets include deferred financing costs, which are amortized using the interest method over the term of the debt, prepaid funding of pension costs and certain investments. Amortization expense was $652 (excluding $1,699 of amortization related to early debt retirement, which is included in other non-operating expense), $1,848 and $812 in fiscal 2003, 2002 and 2001, respectively.

        Impairment of Long-Lived Assets – Property, plant and equipment and other long-term assets (including amortizable intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

        Floor Plan Notes Payable – Floor plan notes payable represent liabilities related to the purchase of commercial truck chassis upon which the Company mounts its manufactured rear-discharge concrete mixers, refuse bodies, ambulance packages and certain fire apparatus. Floor plan notes payable are non-interest bearing for terms ranging from 90 to 180 days and must be repaid upon the sale of the vehicle to a customer. The Company’s practice is to repay all floor plan notes for which the non-interest bearing period has expired without sale of the vehicle to a customer.

        Customer Advances – Customer advances principally represent amounts received in advance of the completion of fire and emergency and commercial vehicles. Most of these advances bear interest at variable rates approximating the prime rate. Advances also include any performance-based payments received from the U.S. Department of Defense (“DoD”) in excess of the value of related inventory. Advances from the DoD are non-interest bearing. See discussion on performance-based payments that follows.

        Performance-Based Payments – The Company’s five-year contracts with the DoD to deliver heavy-payload vehicles (Family of Heavy Tactical Vehicle or “FHTV”), and medium-payload vehicles (Medium Tactical Vehicle Replacement or “MTVR”) include requirements for “performance-based payments.” The performance-based payment provisions in the contracts require the DoD to pay the Company based on the completion of certain pre-determined events in connection with the production of vehicles under these contracts. Performance-based payments received are first applied to reduce outstanding receivables for units accepted, with any remaining amount recorded as an offset to inventory to the extent of FHTV and MTVR inventory on hand. Amounts received in excess of FHTV and MTVR receivables and inventory are included in liabilities as customer advances.

        Guaranteed Residual Value Obligations and Deferred Income – Prior to acquisition, the Company’s wholly-owned subsidiary, Viking, entered into “sales” transactions with customers that provided for residual value guarantees. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13 “Accounting For Leases,” these transactions have been recorded as operating leases. Net proceeds received in connection with the initial transactions have been recorded as residual value liabilities to the extent of Viking’s guarantee. Proceeds received in excess of the guarantee amount have been recorded as deferred income and are being accreted to income on a straight-line basis over the period to the first exercise date of the guarantee. Amounts outstanding at September 30, 2003 and 2002 and included in other liabilities were:

	September 30, 2003
	Current	Long-Term	Total
Deferred revenue	$573	$34	$607
Residual value guarantees	4,090	308	4,398

	$4,663	$342	$5,005

	September 30, 2002
	Current	Long-Term	Total
Deferred revenue	$1,112	$607	$1,719
Residual value guarantees	1,635	4,398	6,033

	$2,747	$5,005	$7,752

        Residual value guarantees are first exercisable by the customer as follows: 2004 - $4,090 and 2005 - $308.

        Net Sales – Net sales (other than sales under long-term, fixed-priced production contracts — see “Revenue Recognition and Long-Term Contracts” which follows) includes amounts invoiced to the Company’s customers net of any amounts invoiced for taxes imposed on the customer such as excise or value-added taxes.

        Revenue Recognition and Long-Term Contracts – In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, which deals with revenue recognition issues, excluding revenue accounted for using the percentage-of-completion method. The Company adopted SAB No. 101 (as modified by SAB No. 101A and 101B) in the fourth quarter of fiscal 2001. The adoption of SAB No. 101 did not have a significant effect on the Company’s financial condition, results of operations or cash flows.

        In conformity with SAB No. 101, revenue is recognized and earned when all of the following circumstances are satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured, and delivery has occurred or services have been rendered. Sales and anticipated profits under the MTVR long-term fixed-price production contract are recorded on a percentage-of-completion basis, generally using units accepted as the measurement basis for effort accomplished. Estimated contract profits are taken into earnings in proportion to recorded sales based on estimated average cost determined using total contract units under order (including exercised options of 765) of 6,461, of which 5,194 units have been completed as of September 30, 2003.

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

        Margins recorded on the MTVR contract are subject to change based on a number of factors, including actual cost performance and product warranty experience compared to estimated amounts and changes or contract modifications agreed to by the Company and its customer. In fiscal 2003, the Company increased the margin percentage recognized on the MTVR contract by 1.2 percentage points to 5.5% as a result of favorable cost performance compared to estimates. This change in estimate increased fiscal 2003 operating income by $9,235, net income by $5,818 and earnings per share by $0.17, including $5,717, $3,602 and $0.10, respectively, relating to prior year revenues. In fiscal 2002, the Company increased the margin percentage recognized on the MTVR contract by one percentage point to 4.3% as a result of a contract modification and favorable cost performance compared to estimates. This change in estimate increased fiscal 2002 operating income by $4,264, net income by $3,000 and earnings per share by $0.08, including $1,658, $1,044 and $0.03, respectively, relating to prior year revenues.

        Research and Development and Similar Costs – Except for certain arrangements described below, research and development costs are generally expensed as incurred and included as part of cost of sales. Research and development costs charged to expense amounted to $22,459, $17,866 and $14,321, during fiscal 2003, 2002 and 2001, respectively. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

        Warranty – Provisions for estimated warranty and other related costs are recorded in cost of sales at the time of sale and are periodically adjusted to reflect actual experience. Amounts expensed were $27,307, $21,132 and $12,278, respectively, in fiscal 2003, 2002 and 2001.

        Advertising – Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $3,364, $3,001 and $2,616, respectively, in fiscal 2003, 2002 and 2001.

        Shipping and Handling Fees and Costs — Revenue received from shipping and handling fees is reflected in net sales. Shipping fee revenue was insignificant for all periods presented. Shipping and handling costs are included in cost of sales.

        Foreign Currency – The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in “accumulated other comprehensive income (loss).” The Company recorded a $1,727 foreign currency transaction gain in other non-operating income in fiscal 2001 related to the purchase of euros prior to the acquisition of the Geesink Norba Group in July 2001 and has recorded net foreign currency transaction losses of $1,438 in fiscal 2003 related to unhedged inter-company transactions. All other foreign currency transaction gains and losses were insignificant for all years presented.

        Income Taxes – Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities using currently enacted tax rates and laws. Income taxes are provided currently on financial statement earnings of non-U.S. subsidiaries expected to be repatriated. The Company intends to determine annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations.

        Financial Instruments – Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable, accrued liabilities and variable-rate debt approximated fair value as of September 30, 2003 and 2002. The fair value of the Company’s $100,000 of 8 ¾% senior subordinated notes (based on published market information) was approximately $103,000 at September 30, 2002. These notes were redeemed in fiscal 2003 (see Note 6).

        Concentration of Credit Risk – Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, trade accounts receivable, OMFSP leases receivable and guarantees of certain customers’ obligations under deferred payment contracts and lease purchase agreements.

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

        Derivative Financial Instruments – As of October 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No. 133). As a result of adoption of SFAS No. 133, the Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Hedge ineffectiveness was insignificant for all periods reported. Changes in fair value of derivatives not qualifying as hedges are reported in income.

        To reduce the impact of fluctuations in foreign currency exchange rates on forecasted cash receipts related to sales and cash disbursements related to purchases associated with the Company’s contract with the U.K. Ministry of Defence (“MoD”) for wheeled tankers, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its estimated cash flows associated with foreign currency receipts and payments with forward contracts.

        The Company expects to reclassify approximately $64 of the $4,598 of pre-tax losses on derivative instruments from accumulated other comprehensive income (loss) at September 30, 2003 to earnings during the next twelve months in connection with foreign currency-denominated sales and sales of products that include components whose acquisition cost was denominated in foreign currencies.

        Upon adoption of SFAS No. 133 on October 1, 2000, the Company recorded a $119 charge to cost of sales as required under the standard.

        Stock-Based Compensation – The Company measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted those provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which require disclosure of the pro forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded (see Note 10).

        Environmental Remediation Costs – The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The accruals are adjusted as further information develops or circumstances change.

        Business Combinations and Goodwill and Other Intangible Assets – Historically, the cost of goodwill and other intangible assets has been amortized to expense on a straight line basis over the estimated periods benefited, which ranged from 5 to 40 years.

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001 (with early adoption allowed). Application of SFAS No. 141 was required for purchase business combinations completed after June 30, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment tests at least annually in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives.

        The Company adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of fiscal 2002 (see Note 5).

        New Accounting Standards – In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted provisions of SFAS No. 143 effective October 1, 2002. Adoption of SFAS No. 143 did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

        In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The Company adopted provisions of SFAS No. 144 effective October 1, 2002. Adoption of SFAS No. 144 did not have a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

        In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45‘s scope, including guarantees issued prior to FIN 45. The adoption of FIN 45 did not have a material effect on the Company’s financial condition, results of operations or cash flows (see Note 15).

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123‘s fair value method for accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted early the disclosure provisions of SFAS No. 148 as of October 1, 2002 and has included the required disclosures in Note 10. Adoption of SFAS No. 148 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

        In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. For these entities, FIN 46 will now be effective for financial statements issued for the first reporting period ending after December 15, 2003. The Company has determined that its interest in OMFSP (see Note 2) is an interest in a “voting interest entity” and, as such, does not meet the requirements for consolidation under FIN 46. The adoption of FIN 46 did not have, and is not expected to have, an impact on the Company’s financial condition, results of operations or cash flows.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the accounting for derivatives, amending the previously issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company’s financial condition, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003 for the Company. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. The Company does not currently have financial instruments with characteristics of both liabilities and equity, and therefore, the adoption of SFAS No. 150 did not have an impact on the Company’s financial condition, results of operations or cash flows.

        Earnings Per Share – The following table sets forth the computation of basic and diluted weighted average shares used in the per share calculations:

	Fiscal Year Ended September 30,
	2003	2002	2001
Denominator for basic earnings per share	34,099,067	33,642,442	33,362,000
Effect of dilutive options and incentive
compensation awards	885,847	927,908	814,126

Denominator for diluted earnings per share	34,984,914	34,570,350	34,176,126

        Options to purchase 54,000 shares of Common Stock at $31.24 per share and 452,500 shares at $39.50 per share were outstanding in fiscal 2003, options to purchase 60,000 shares of Common Stock at $27.50 per share, 10,000 shares at $29.28 per share and 460,000 shares at $29.38 per share and 140,000 shares of restricted Common Stock granted at $29.38 per share were outstanding in fiscal 2002 and options to purchase 54,000 shares at $22.00 per share were outstanding in fiscal 2001, but were not included in the computation of diluted earnings per share because the exercise price of the option or share price of the restricted stock award was greater than the average market price of the Common Stock and, therefore, the effect would be anti-dilutive.

        Reclassifications – Certain reclassifications have been made to the fiscal 2002 financial statements to conform to the fiscal 2003 presentation.

        Common Stock Split—On July 17, 2003, the Board of Directors of the Company authorized a two-for-one split of the Company’s Common Stock in the form of a 100 percent stock dividend. The stock split was effected on August 13, 2003 for shareholders of record at the close of business on August 6, 2003. All references in the Consolidated Financial Statements to numbers of shares, per share amounts, stock option data and market prices of the Company’s stock have been restated to reflect the stock split. In addition, an amount equal to the par value of the shares distributed to effect the stock split has been transferred from paid-in-capital to Common Stock.

2.  Balance Sheet Information

	September 30,
Receivables	2003	2002
U.S. government:
Amounts billed	$32,159	$32,782
Cost and profits not billed	21,062	11,797

	53,221	44,579
Commercial customers	103,899	97,782
Other	6,722	4,906

	163,842	147,267
Less allowance for doubtful accounts	(4,090)	(4,558)

	$159,752	$142,709

        In accordance with industry practice, recoverable costs and profits not billed include amounts relating to programs and contracts with multi-year terms, a portion of which is not expected to be realized in one year. Costs and profits not billed generally will become billable upon the Company achieving certain milestones.

	September 30,
Inventories	2003	2002
Finished products	$68,763	$67,147
Partially finished products	114,400	89,742
Raw materials	123,809	121,596

Inventories at FIFO cost	306,972	278,485
Less: Progress/performance-based payments on
U.S. government contracts	(50,961)	(54,368)
Excess of FIFO cost over LIFO cost	(13,935)	(13,251)

	$242,076	$210,866

        Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

        Inventory includes capitalized costs which are amortized to expense as sales are recognized on the MTVR contract. Unamortized amounts for tooling, engineering and logistics support development were $539, $2,627 and $1,239 at September 30, 2003 and $2,050, $5,548 and $2,297 at September 30, 2002, respectively.

        On February 26, 1998, concurrent with the Company’s acquisition of McNeilus, the Company and an unaffiliated third party, BA Leasing & Capital Corporation (“BALCAP”), formed OMFSP, a general partnership, for the purpose of offering lease financing to certain customers of the Company. Each partner contributed existing lease assets (and, in the case of the Company, related notes payable to third party lenders which were secured by such leases) to capitalize the partnership. Leases and related notes payable contributed by the Company were originally acquired in connection with the McNeilus acquisition.

        OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to certain customers of the Company. The Company sells trucks, truck bodies and concrete batch plants to OMFSP for lease to user-customers. Company sales to OMFSP were $67,337, $62,860 and $88,845 in fiscal 2003, 2002 and 2001, respectively. Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the equity portion of the cost of the new truck and batch plant purchases, and each partner is allocated its proportionate share of OMFSP cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. However, all OMFSP indebtedness is non-recourse to the Company or BALCAP.

        Summarized financial information of OMFSP as of September 30, 2003 and 2002 and for the fiscal years ended September 30, 2003, 2002 and 2001 is as follows:

	September 30,
	2003	2002
Cash and cash equivalents	$1,879	$2,037
Investment in sales type leases, net	203,034	209,440
Other assets	1,439	553

	$206,352	$212,030

Notes payable	$161,964	$166,442
Other liabilities	1,537	4,146
Partners' equity	42,851	41,442

	$206,352	$212,030

	Fiscal Year Ended September 30,
	2003	2002	2001
Interest income	$15,190	$16,315	$15,429
Net interest income	4,329	4,346	4,048
Excess of revenues over expenses	4,394	4,286	3,961

3.  Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments	Minimum Pension Liability Adjustments	Derivative Financial Instruments Gains/(Losses)	Total
Balance at September 30, 2000	$--	$--	$--	$--
Currency translation adjustments	4,275	--	--	4,275
Minimum pension liability
adjustment, net of taxes of $2,637	--	(4,490)	--	(4,490)
Change in fair value of derivatives,
net of taxes of $7	--	--	13	13

Balance at September 30, 2001	4,275	(4,490)	13	(202)
Currency translation adjustments	12,234	--	--	12,234
Minimum pension liability
adjustment, net of taxes of $5,075	--	(8,640)	--	(8,640)
Gains reclassified into earnings from
other comprehensive income,
net of taxes of $36	--	--	(62)	(62)
Change in fair value of derivatives,
net of taxes of $48	--	--	82	82

Balance at September 30, 2002	16,509	(13,130)	33	3,412
Currency translation adjustments	28,577	--	--	28,577
Minimum pension liability
adjustment, net of taxes of $2,229	--	(2,662)	--	(2,662)
Gains reclassified into earnings from
other comprehensive income,
net of taxes of $29	--	--	(49)	(49)
Change in fair value of derivatives,
net of taxes of $1,692	--	--	(2,880)	(2,880)

Balance at September 30, 2003	$45,086	$(15,792)	$(2,896)	$26,398

4.  Acquisitions

        On July 25, 2001, the Company acquired from Powell Duffryn Limited all of the outstanding capital stock of the Geesink Norba Group to expand the Company’s presence in Europe to include manufacturing and direct distribution capabilities. The cash purchase price for the acquisition of 156,422 euros, including acquisition costs of 3,954 euros and net of cash acquired, or $137,636 was financed under a new term loan B under the Company’s senior credit facility. The Geesink Norba Group is a leading European manufacturer of refuse collection truck bodies, mobile and stationary compactors and transfer stations under the Geesink and Norba brands. The Geesink Norba Group is included in the Company’s commercial segment.

        The operating results of the Geesink Norba Group have been included in the Company’s consolidated statements of income from the date of acquisition. The purchase price, including acquisition costs, was allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill. The allocation of the purchase price was adjusted in June and July 2002 upon completion of appraisals on assets acquired and finalization of certain restructuring plans. Under SFAS Nos. 141 and 142, no goodwill amortization has been recorded for the Geesink Norba Group acquisition in fiscal 2003, 2002 or 2001.

        The Company engaged a third party business valuation appraiser to assist in the valuation of the intangible assets of the Geesink Norba Group. Geesink Norba Group’s revenues are generated through an internal sales force located at Company-owned branch facilities located throughout Europe. In accordance with SFAS No. 141, no separate value has been attributed to this internal sales force intangible asset because it neither arises from contractual or legal rights, nor is it separable from the business.

        Due to the nature of the Geesink Norba Group’s products, sales are to a limited number of customers that are easily identified through trade associations. Much of the Geesink Norba Group’s revenue is generated from sales to municipalities, where business is awarded through publicly-announced competitive bid and proposal efforts. The Geesink Norba Group did not have any material long-term contracts with existing customers beyond amounts in its backlog at the time of acquisition that required separate valuation.

        The Company wrote-up inventory and property, plant and equipment to fair market values as of the date of the Geesink Norba Group acquisition.

        Upon acquisition of the Geesink Norba Group, the Company began to formulate a plan to transfer refuse body mounting activities from branch sales offices in Europe to Geesink Norba Group manufacturing plants. Upon finalization of this restructuring plan in fiscal 2002, the Company recorded an adjustment to goodwill of $1,171 (net of related tax benefits of $631) to record employee termination liabilities related to 123 employees. All affected employees had been notified of this action. During fiscal 2002, the Company paid $788 for employee terminations and charged this amount against the employee termination liability. The Company paid the remaining liability for these costs in fiscal 2003.

        Following is a summary of the recorded fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Assets Acquired:
Current assets, excluding cash of $2,044	$62,754
Property, plant and equipment	16,189
Intangible assets	7,761
Goodwill	95,616

Total assets acquired	182,320
Liabilities Assumed:
Current liabilities	38,938
Other long-term liabilities	5,547
Debt	199

Total liabilities assumed	44,684

Net assets acquired	$137,636

        The valuation of intangible assets consists of $3,889 of assets subject to amortization and $3,872 assigned to trademarks not subject to amortization. The intangible assets subject to amortization consist of $3,783 in internally-developed technology with a 15 year life and $106 of non-compete agreements with a two year life. All the goodwill was assigned to the Company’s commercial segment and is not deductible for local tax purposes.

        On March 6, 2001, the Company purchased certain machinery and equipment, parts inventory and certain intangible assets from TEMCO, a division of Dallas-based Trinity Industries, Inc (“TEMCO”). TEMCO, a manufacturer of concrete mixers, batch plants and concrete mixer parts, had discontinued its business. Consideration for the purchase was valued at $15,697 and included cash of $8,139 and credits to the seller valued at $7,558 for future purchases of certain concrete placement products from the Company over the six-year period ending March 5, 2007.

        On October 30, 2000, the Company acquired all of the issued and outstanding capital stock of Medtec for approximately $14,466, including acquisition costs and net of cash acquired. Medtec is a U.S. manufacturer of custom ambulances and rescue vehicles with manufacturing facilities in Indiana and Michigan. The acquisition was financed from available cash and borrowings under the Company’s revolving credit facility.

        The Geesink Norba Group and Medtec acquisitions were accounted for using the purchase method of accounting and, accordingly, their respective operating results were included in the Company’s consolidated statements of income beginning July 25, 2001 and October 30, 2000, respectively. The excess of the purchase price, including acquisition costs, of the Geesink Norba Group and Medtec acquisitions over the estimated fair value of the assets acquired and liabilities assumed amounted to $95,616 and $6,498, respectively, which has been recorded as goodwill.

        Pro forma unaudited condensed consolidated operating results of the Company, assuming the Geesink Norba Group and Medtec had been acquired as of October 1, 2000, are summarized below:

Fiscal 2001
Net sales	$ 1,546,996
Net income	51,613
Earnings per share	1.54
Earnings per share assuming dilution	1.51

5.  Goodwill and Purchased Intangible Assets

        In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires goodwill to be tested for impairment periodically, or more frequently under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets.

        SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company elected to adopt early the standard effective the beginning of fiscal 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill totaling $301,555 as of the beginning of fiscal 2002, including the following purchased intangible assets that were subsumed into goodwill (net of related deferred income tax liabilities of $6,019): $2,922 of assembled workforce intangible assets, $2,680 of going concern/immediate use intangible assets and $9,832 of internal sales force intangible assets. Due to indefinite lives, the Company also ceased amortizing trade names totaling $5,402 as of the beginning of fiscal 2002. The following table presents the impact of SFAS No. 142 on net income and earnings per share had the new standard been in effect for the year ended September 30, 2001.

	Fiscal Year Ended September 30,
	2003	2002	2001
Reported net income	$75,620	$59,598	$50,864
Adjustments:
Amortization of goodwill	--	--	6,149
Amortization of assets previously classified
as purchased intangible assets:
Assembled workforce	--	--	653
Internal sales force	--	--	270
Going concern/immediate use	--	--	75
Amortization of trade names	--	--	40
Income tax effect	--	--	(529)

Net adjustments	--	--	6,658

Adjusted net income	$75,620	$59,598	$57,522

Earnings per share:
As reported	$2.22	$1.77	$1.52
As adjusted	2.22	1.77	1.72
Earnings per share assuming dilution:
As reported	2.16	1.72	1.49
As adjusted	2.16	1.72	1.68

        There was no impairment of goodwill upon adoption of SFAS No. 142, nor upon the Company’s subsequent testing conducted in the fourth quarters of fiscal 2003 and 2002. The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

        The following tables present details of the Company's total purchased intangible assets:

	September 30, 2003
	Weighted Average Life	Gross	Accumulated Amortization	Net
	(Years)
Amortizable:
Distribution network	40.0	$53,000	$(9,314)	$43,686
Non-compete	14.5	40,142	(15,399)	24,743
Technology-related	17.7	21,322	(5,423)	15,899
Other	7.6	13,423	(1,793)	11,630

	24.9	127,887	(31,929)	95,958
Non-amortizable tradenames		6,502	--	6,502

Total		$134,389	$(31,929)	$102,460

	September 30, 2002
	Weighted Average Life	Gross	Accumulated Amortization	Net
	(Years)
Amortizable:
Distribution network	40.0	$53,000	$(7,988)	$45,012
Non-compete	14.5	40,120	(12,350)	27,770
Technology-related	17.8	20,554	(4,070)	16,484
Other	9.9	10,313	(979)	9,334

	25.5	123,987	(25,387)	98,600
Non-amortizable tradenames		5,716	--	5,716

Total		$129,703	$(25,387)	$104,316

        The Company engaged third-party business appraisers to assist in the valuation of the intangible assets in connection with the Company’s larger acquisitions – specifically the acquisitions of Pierce in fiscal 1996, McNeilus in fiscal 1998 and the Geesink Norba Group in fiscal 2001. A 40-year life was assigned to the value of the Pierce distribution network ($53,000). The Company believes Pierce maintains the largest North American fire apparatus distribution network and has exclusive contracts with each distributor related to the fire apparatus product offerings manufactured by Pierce. The useful life of the Pierce distribution network was based on a historical turnover analysis. Non-compete intangible asset lives are based on terms of the applicable agreements. The allocation of purchase price for the Geesink Norba Group acquisition at September 30, 2001 was tentative pending finalization of certain restructuring plans and receipt of certain appraisal valuations, which were finalized in fiscal 2002.

        Total amortization expense recorded was $6,450, $6,017 and $12,175 in fiscal 2003, 2002 and 2001, respectively. The estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2003 are as follows: 2004 — $6,567; 2005 — $6,521; 2006 — $6,300; 2007 — $6,167 and 2008 — $6,167.

        The following tables present the changes in goodwill during fiscal 2003 and 2002 allocated to the reportable segments:

Segment	Balance at September 30, 2002	Adjustments	Balance at September 30, 2003
Commercial	$219,375	$19,099	$238,474
Fire and emergency	99,342	--	99,342

Total	$318,717	$19,099	$337,816

        The adjustments in fiscal 2003 included a $19,397 increase resulting from currency translation adjustments and a $298 decrease related to the recognition of certain pre-acquisition net operating loss carryforwards.

Segment	Balance at September 30, 2001	Adjustments	Balance at September 30, 2002
Commercial	$194,963	$24,412	$219,375
Fire and emergency	97,177	2,165	99,342

Total	$292,140	$26,577	$318,717

        The adjustments in fiscal 2002 included $8,073 resulting from currency translation adjustments, certain adjustments to goodwill to reflect the finalization of appraisals and restructuring plans relative to the Geesink Norba Group acquisition aggregating $9,403, including deferred tax liabilities of $1,255, a $314 reduction due to income tax recoveries and reclassification of the net book value of recorded assets subsumed into goodwill upon adoption of SFAS No. 142, including: assembled workforce assets of $2,922 going-concern/immediate use assets of $2,680 and internal sales force assets of $9,832, net of related deferred tax liabilities of $6,019. The internal sales force assets subsumed into goodwill neither arose from contractual or other legal rights nor were such assets separable.

6.  Revolving Credit Facility and Long-Term Debt

        To finance the September 19, 2003 early retirement of the Company’s $100,000 of 8¾% senior subordinated notes due March 1, 2008, the Company amended its senior credit facility August 15, 2003. The amended senior credit facility is comprised of a $170,000 revolving credit facility ($51,400 and $0 outstanding at September 30, 2003 and 2002, respectively), which matures in January 2006. The revolving credit facility may be increased up to an aggregate maximum outstanding amount of $245,000 at the Company’s discretion, unless the Company is in default under the senior credit facility.

        The Company recorded a pre-tax charge included in other non-operating expense of $6,262 in fiscal 2003 to record the payment of the $4,375 call premium and $283 of transaction related expenses and to write off deferred financing costs of $1,604 related to the September 19, 2003 prepayment of the $100,000 of 8¾% senior subordinated notes due March 1, 2008.

        At September 30, 2003, borrowings of $51,400 and outstanding letters of credit of $23,464 reduced available capacity under the Company’s revolving credit facility to $95,136.

        Interest rates on borrowings under the Company’s senior credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of the federal funds rate plus 0.5% or a bank’s reference rate) or the “IBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 1.00% for IBOR Rate loans under the Company’s revolving credit facility as of September 30, 2003. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The average interest rate on borrowings outstanding at September 30, 2003 was 2.24%.

        The Company is charged a 0.20% annual fee with respect to any unused balance under its revolving credit facility, and a 1.875% annual fee with respect to any letters of credit issued under the revolving credit facility. These fees are subject to adjustment if certain financial criteria are met.

        Substantially all the domestic tangible and intangible assets of the Company and its subsidiaries (including the stock of certain subsidiaries) are pledged as collateral under the Company’s amended senior credit facility. Among other restrictions, the amended senior credit facility: (1) limits payments of dividends and purchases of the Company’s stock, (2) requires that certain financial ratios be maintained at prescribed levels; (3) restricts the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limits investments, dispositions of assets and guarantees of indebtedness. The Company believes that such limitations should not impair its future operating activities.

        McNeilus has unsecured notes payable to several of its former shareholders aggregating $1,586 at September 30, 2003 and $1,812 at September 30, 2002. Interest rates on these notes range from 5.7% to 8.0% with annual principal and interest payments ranging from $21 to $155 with maturities through October 2033. The Geesink Norba Group had debt of $149 and $146 at September 30, 2003 and September 30, 2002, respectively, which was assumed as part of the acquisition. This debt matures in March 2008 with interest at 6.75%.

        The aggregate annual maturities of long-term debt for the five years succeeding September 30, 2003, are as follows: 2004 — $225; 2005 — $72; 2006 — $74; 2007 — $76 and 2008 — $78.

7. Income Taxes

        Pre-tax income from operations for the fiscal years ended September 30 was taxed in the following jurisdictions:

	Fiscal Year Ended September 30,
	2003	2002	2001
Domestic	$101,605	$81,724	$77,558
Foreign	8,875	7,733	1,255

	$110,480	$89,457	$78,813

        Significant components of the provision (credit) for income taxes are as follows:

	Fiscal Year Ended September 30,
	2003	2002	2001
Allocated to Income Before Equity in Earnings
of Unconsolidated Partnership
Current:
Federal	$29,389	$29,021	$28,857
Foreign	2,451	975	439
State	3,311	4,187	2,762

Total current	35,151	34,183	32,058
Deferred:
Federal	1,116	(1,874)	(2,402)
Foreign	667	444	201
State	197	(468)	(496)

Total deferred	1,980	(1,898)	(2,697)

	$37,131	$32,285	$29,361

Allocated to Other Comprehensive Income
Deferred federal and state	$(3,270)	$(4,884)	$(2,630)

        The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

	Fiscal Year Ended September 30,
	2003	2002	2001
Effective Rate Reconciliation
U.S. federal tax rate	35.0%	35.0%	35.0%
Goodwill amortization	--	--	2.6
State income taxes, net	2.1	2.2	2.1
Settlement of tax audits	(3.1)	(1.0)	(1.8)
Foreign sales corporation	(0.5)	(0.4)	(0.8)
Tax credits	(0.9)	--	--
Other, net	1.0	0.3	0.2

	33.6%	36.1%	37.3%

        Deferred income tax assets and liabilities are comprised of the following:

	September 30,
	2003	2002
Deferred Tax Assets and Liabilities
Deferred tax assets:
Other current liabilities	$9,862	$10,795
Other long-term liabilities	15,864	13,845
Inventories	16,108	6,535
Accrued warranty	10,444	8,072
Payroll-related obligations	5,679	5,145
Other	474	404

Total deferred tax assets	58,431	44,796
Deferred tax liabilities:
Intangible assets	23,257	22,175
Investment in unconsolidated partnership	22,034	18,489
Property, plant and equipment	13,770	14,322
Receivables	6,716	933
Other long-term assets	4,896	1,546
Other	285	626

Total deferred tax liabilities	70,958	58,091

Net deferred tax liability	$(12,527)	$(13,295)

        The net deferred tax liability is classified in the consolidated balance sheet as follows:

	September 30,
	2003	2002
Current net deferred tax asset	$35,092	$26,008
Non-current net deferred tax liability	(47,619)	(39,303)

	$(12,527)	$(13,295)

        Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $5,750 and $6,400 at September 30, 2003 and 2002, respectively. Because the Company plans on distributing those earnings in the form of dividends, or otherwise, the Company has provided for additional U.S. income taxes, net of any foreign tax credits, that will be due on the repatriation of these foreign earnings.

8.  Employee Benefit Plans

        The Company and certain of its subsidiaries sponsor multiple defined benefit pension plans and postretirement benefit plans covering certain Oshkosh and Pierce employees and certain Oshkosh and Kewaunee retirees and their spouses, respectively. The pension plans provide benefits based on compensation, years of service and date of birth. The postretirement benefit plans provide health benefits based on years of service and date of birth. The Company’s policy is to fund the pension plans in amounts that comply with contribution limits imposed by law. Requirements of the Company’s postretirement benefit plans are funded as benefit payments are made. Details regarding the Company’s defined benefit pension plans and postretirement benefit plans and amounts recorded in the consolidated financial statements are as follows:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Change in benefit obligation
Benefit obligations at October 1	$68,288	$51,636	$11,789	$10,541
Geesink Norba Group	5,982	--	--	--
Service cost	3,710	2,524	544	468
Interest cost	5,103	4,269	808	772
Actuarial losses	10,472	6,516	4,454	497
Participant contributions	149	--	--	--
Plan amendments	--	4,959	--	--
Benefits paid by the Company	--	--	(658)	(489)
Benefits paid from plan assets	(1,964)	(1,616)	--	--
Currency translation adjustments	443	--	--	--

Benefit obligation at September 30	$92,183	$68,288	$16,937	$11,789

Change in plan assets
Fair value of plan assets at October 1	$45,122	$42,533	$--	$--
Geesink Norba Group	5,053	--	--	--
Actual return on plan assets	8,449	(5,211)	--	--
Company contributions	12,500	9,416	658	489
Participant contributions	149	--	--	--
Benefits paid from plan assets	(1,964)	(1,616)	--	--
Benefits paid by the Company	--	--	(658)	(489)
Currency translation adjustments	363	--	--	--

Fair value of plan assets at September 30	$69,672	$45,122	$--	$--

Reconciliation of funded status
Funded status of plan - under funded	$(22,511)	$(23,166)	$(16,937)	$(11,789)
Unrecognized net actuarial (gains) losses	38,314	30,078	2,569	(1,933)
Unrecognized transition asset	(190)	(257)	--	--
Unamortized prior service cost	5,634	6,057	--	--

Prepaid (accrued) benefit cost	$21,247	$12,712	$(14,368)	$(13,722)

Recognized in consolidated balance sheet at September 30
Intangible assets included in other long-term assets	$5,634	$6,057	$--	$--
Accrued benefit cost recorded in other long-term liabilities	(10,120)	(14,187)	(14,368)	(13,722)
Accumulated other comprehensive loss	25,733	20,842	--	--

Prepaid (accrued) benefit cost	$21,247	$12,712	$(14,368)	$(13,722)

Weighted-average assumptions as of September 30
Discount rate	6.19%	7.00%	6.25%	7.00%
Expected return on plan assets	8.15%	8.75%	n/a	n/a
Rate of compensation increase	4.48%	4.50%	n/a	n/a

	Pension Benefits Fiscal Year Ended September 30,			Postretirement Benefits Fiscal Year Ended September 30,
	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost
Service cost	$3,710	$2,524	$1,861	$544	$468	$421
Interest cost	5,103	4,269	3,654	808	772	678
Expected return on plan assets	(5,912)	(4,779)	(4,605)	--	--	--
Amortization of prior service cost	423	422	131	--	--	--
Amortization of transition asset	(67)	(67)	(67)	--	--	--
Amortization of net actuarial (gains) losses	683	81	--	(48)	(88)	(152)

Net periodic benefit cost	$3,940	$2,450	$974	$1,304	$1,152	$947

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 10.0% in fiscal 2003, declining to 5.5% in fiscal 2012. If the health care cost trend rate was increased by 1%, the accumulated postretirement benefit obligation at September 30, 2003 would increase by $1,916 and net periodic postretirement benefit cost for fiscal 2004 would increase by $287. A corresponding decrease of 1% would decrease the accumulated postretirement benefit obligation at September 30, 2003 by $1,719 and net periodic postretirement benefit cost for fiscal 2004 would decrease by $249.

        As part of the Company’s acquisition of the Geesink Norba Group, the Company agreed to establish a retirement plan for employees of a subsidiary in the United Kingdom. Previously, employees of this subsidiary participated in the defined benefit retirement plan of the subsidiary’s former parent company. During fiscal 2002, the Company established a defined benefit retirement plan for certain employees of this subsidiary in the United Kingdom. Participation in the defined benefit plan is limited to those employees that agree to transfer plan assets from the existing plan of the former parent company to the Company’s new plan. Such transfer occurred in November 2003.

        The Company maintains supplemental executive retirement plans (“SERPs”) for certain executive officers of the Company and its subsidiaries that are unfunded. Expense related to the plans of $896, $664 and $531 was recorded in fiscal 2003, 2002 and 2001, respectively. Amounts accrued as of September 30, 2003 and 2002 related to the plans were $4,078 and $3,286, respectively.

        The Company has defined contribution 401(k) plans covering substantially all employees. The plans allow employees to defer 2% to 19% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions which are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for Company matching contributions were $2,453, $2,451 and $2,243 in fiscal 2003, 2002 and 2001, respectively.

9.  Shareholders’ Equity

        On February 1, 1999, the Board of Directors of the Company adopted a shareholder rights plan and declared a rights dividend of one-third of one Preferred Share Purchase Right (“Right”) for each share of Common Stock and 20/69 of one Right for each share of Class A Common Stock outstanding on February 8, 1999, and provided that one-third of one Right and 20/69 of one Right would be issued with each share of Common Stock and Class A Common Stock, respectively, thereafter issued. The Rights are exercisable only if a person or group acquires 15% or more of the Common Stock and Class A Common Stock or announces a tender offer for 15% or more of the Common Stock and Class A Common Stock. Each Right entitles the holder thereof to purchase from the Company one one-hundredth share of the Company’s Series A Junior Participating Preferred Stock at an initial exercise price of $145 per one one-hundredth of a share (subject to adjustment), or upon the occurrence of certain events, Common Stock or common stock of an acquiring company having a market value equivalent to two times the exercise price. Subject to certain conditions, the Rights are redeemable by the Board of Directors for $.01 per Right and are exchangeable for shares of Common Stock. The Board of Directors is also authorized to reduce the 15% thresholds referred to above to not less than 10%. The Rights have no voting power and initially expire on February 1, 2009.

        The Company has a stock restriction agreement with two shareholders owning the majority of the Class A Common Stock. The agreement is intended to allow for an orderly transition of Class A Common Stock into Common Stock. The agreement provides that at the time of death or incapacity of the survivor of them, the two shareholders will exchange all of their Class A Common Stock for Common Stock. At that time, or at such earlier time as there are no more than 300,000 shares of Class A Common Stock issued and outstanding, the Company’s Articles of Incorporation provide for a mandatory conversion of all Class A Common Stock into Common Stock.

        Each share of Class A Common Stock is convertible into Common Stock on a one-for-one-basis. During fiscal 2003 and 2002, 17,948 and 3,160 shares of Class A Common Stock were converted into Common Stock. As of September 30, 2003, 815,290 shares of Common Stock are reserved for issuance upon the conversion of Class A Common Stock.

        In July 1995, the Company authorized the buyback of up to 3,000,000 shares of the Company’s Common Stock. As of September 30, 2003 and 2002, the Company had purchased 1,384,605 shares of its Common Stock at an aggregate cost of $6,551.

        Dividends are required to be paid on both the Class A Common Stock and Common Stock at any time that dividends are paid on either. Each share of Common Stock is entitled to receive 115% of any dividend paid on each share of Class A Common Stock, rounded up or down to the nearest $0.0025 per share. An agreement governing the Company’s senior credit facility restricts the Company’s ability to pay dividends. Under this agreement, the Company generally may pay dividends in an amount not to exceed $6,000 plus 7.5% of net income.

        Holders of the Common Stock have the right to elect or remove as a class 25% of the entire Board of Directors of the Company rounded to the nearest whole number of directors, but not less than one. Holders of Common Stock are not entitled to vote on any other Company matters, except as may be required by law in connection with certain significant actions such as certain mergers and amendments to the Company’s Articles of Incorporation, and are entitled to one vote per share on all matters upon which they are entitled to vote. Holders of Class A Common Stock are entitled to elect the remaining directors (subject to any rights granted to any series of Preferred Stock) and are entitled to one vote per share for the election of directors and on all matters presented to the shareholders for vote.

        The holders of Common Stock are entitled to receive a liquidation preference of $2.50 per share before any payment or distribution to holders of the Class A Common Stock. Thereafter, holders of the Class A Common Stock are entitled to receive $2.50 per share before any further payment or distribution to holders of the Common Stock. Thereafter, holders of the Class A Common Stock and Common Stock share on a pro rata basis in all payments or distributions upon liquidation, dissolution or winding up of the Company.

10.  Stock Options, Restricted Stock and Common Stock Reserved

        The Company has reserved 2,768,404 shares of Common Stock at September 30, 2003 to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards and 815,290 shares of Common Stock at September 30, 2003 to provide for conversion of Class A Common Stock to Common Stock, for a total of 3,583,694 shares of Common Stock reserved. Under the 1990 Incentive Stock Plan, as amended (the “Plan”), officers, other key employees and directors may be granted options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Participants may also be awarded grants of restricted stock under the Plan. The Plan expires on September 19, 2010. Options become exercisable ratably on the first, second and third anniversary of the date of grant. Options to purchase shares expire not later than ten years and one month after the grant of the option.

        In fiscal 2002, the Company granted certain officers 140,000 shares of restricted Common Stock under the Plan. Shares were valued at $4,113 upon issuance and vest in fiscal 2008 after a six-year retention period. The Company has recorded the issuance of the restricted stock as unearned compensation and will amortize to expense the grant-date value of the restricted stock ($685 expensed in fiscal 2003 and $27 expensed in fiscal 2002) on a straight-line basis over the six-year service period. Unearned compensation has been reflected as a reduction in shareholders’ equity.

        The following table summarizes option activity under the Plan for the three-year period ended September 30, 2003.

	Options	Exercise Price
Options outstanding September 30, 2000	2,591,106	$9.63
Options granted	520,000	19.81
Options exercised	(94,550)	5.08
Options forfeited	--	--

Options outstanding September 30, 2001	3,016,556	11.53
Options granted	530,000	29.17
Options exercised	(389,952)	5.78
Options forfeited	--	--

Options outstanding September 30, 2002	3,156,604	15.20
Options granted	506,500	38.62
Options exercised	(898,350)	10.65
Options forfeited	(5,000)	29.38

Options outstanding at September 30, 2003	2,759,754	$20.95

        Exercisable stock options and related weighted-average exercise price as of September 30, 2003, 2002 and 2001 were as follows: 1,755,477 at $14.31 per share, 2,102,938 at $10.82 per share and 2,002,226 at $8.28 per share, respectively.

        Stock options outstanding and exercisable as of September 30, 2003 were as follows:

		Options Outstanding		Options Exercisable
Price Range	Weighted Average Contractual Life	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 3.04 - $ 7.88	3.9 Years	637,252	$ 6.28	637,252	$ 6.28
$12.58 - $16.56	6.5 Years	647,668	15.67	647,668	15.67
$19.56 - $22.00	8.0 Years	443,334	19.85	295,556	19.85
$27.50 - $31.24	9.0 Years	579,000	29.36	175,001	29.16
$39.50 - $39.50	10.0 Years	452,500	39.50	--	--

		2,759,754	$ 20.95	1,755,477	$14.31

        Shares available for grant at September 30, 2003 were 8,650.

        As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for grants under the stock option plan.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Fiscal Year Ended September 30,
	2003	2002	2001
Net income, as reported	$75,620	$59,598	$50,864
Add: Stock-based employee
compensation expense recorded
for restricted stock awards,
net of related tax effects	685	27	--
Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects	(3,575)	(2,292)	(1,893)

	(2,890)	(2,265)	(1,893)

Pro forma net income	$72,730	$57,333	$48,971

Earnings per share:
As reported	$2.22	$1.77	$1.52
Pro forma	2.13	1.70	1.47
Earnings per share assuming dilution:
As reported	$2.16	$1.72	$1.49
Pro forma	2.07	1.66	1.43

During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock option grants subsequent to September 30, 1995. Therefore, the pro forma amounts may not be indicative of the effects of compensation cost on net earnings and earnings per share in future years. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.10% in 2003, 3.30% in 2002 and 3.88% in 2001; dividend yields of 0.60% in 2003, 0.59% in 2002 and 0.87% in 2001; expected common stock market price volatility factor of .306 in 2003, .310 in 2002, and .328 in 2001; and a weighted-average expected life of the options of 3.82 years in 2003 and 6.00 years in 2002 and 2001. The weighted-average fair value of options granted in 2003, 2002 and 2001was $10.27, $9.94 and $7.03 per share, respectively.

11.  Operating Leases

        Total rental expense for plant and equipment charged to operations under noncancelable operating leases was $6,013, $4,579 and $2,775 in fiscal 2003, 2002 and 2001, respectively. Minimum rental payments due under operating leases for subsequent fiscal years are: 2004 — $5,801; 2005 — $4,601; 2006 — $3,291; 2007 — $2,374; 2008 — $2,074 and $8,363 thereafter. Minimum rental payments include approximately $1,000 due annually under variable rate leases. Payments are adjusted based on changes to the one-month LIBOR rate (1.13% at September 30, 2003).

12.  Contingencies, Significant Estimates and Concentrations

        As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third party disposal and recycling facilities, which are licensed by appropriate governmental agencies. In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency (“EPA”) or a state environmental agency for remediation. Under the Comprehensive Environmental Response, Compensation, and Liability Act (the “Superfund” law) and similar state laws, each potentially responsible party (“PRP”) that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up these sites. Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup cost.

        As to one such Superfund site, Pierce is one of 393 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. At September 30, 2003, a report of the remedial investigation/feasibility study was being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company’s final share of liability.

        In March 2003, the Company and Pierce were each named as one of 52 PRPs participating in the cost of addressing a Superfund site in Milwaukee, Wisconsin. In October 2003, the Company and Pierce, along with 47 other PRPs entered into buyout agreements with the two PRPs who sent the largest volume of waste to the site. Settlement payments made by the Company and Pierce were insignificant in amount and were based on the amounts and types of waste each company sent to the site. The buyout agreements protect the Company and Pierce from any additional costs associated with the EPA’s requirement for the removal of certain buildings, waste drums, underground storage tanks and contaminated soil at the site. The buyout agreements do not cover any future costs that may be necessary to address groundwater contamination and remediation, if required. The Company believes any potential remaining liability with respect to this site will not be material and that it is adequately covered through reserves established by the Company.

        The Company is addressing a regional trichloroethylene (“TCE”) groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company’s North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the Company. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

        In connection with the acquisition of the Geesink Norba Group, the Company identified potential soil and groundwater contamination impacts from solvents and metals at one of its manufacturing sites. The Company is conducting a study to identify the source of the contamination. Based on current estimates, the Company believes its liability at this site will not be material and any responsibility of the Company is adequately covered through reserves established by the Company.

        At September 30, 2003 and 2002, the Company has reserves of $5,302 and $4,586, respectively for environmental matters.

        The Company has guaranteed certain customers’ obligations under deferred payment contracts and lease purchase agreements. The Company’s guarantee is limited to $1,000 per year during the period in which the customer obligations are outstanding. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $120,572 and open standby letters of credit issued by the Company’s bank in favor of third parties totaling $23,464 at September 30, 2003.

        Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. At September 30, 2003 and 2002, the Company had reserved $29,172 and $24,015 respectively, for warranty claims. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue can arise which is beyond the scope of the Company’s historical experience. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience.

        Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $1,000 per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2003 and 2002, the reserve for product and general liability claims was $18,045 and $17,020, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

        The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings that arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

        At September 30, 2003, approximately 36% of the Company’s workforce was covered under collective bargaining agreements.

        The Company’s defense segment derives a significant portion of its revenue from the DoD, as follows:

	Fiscal Year Ended September 30,
	2003	2002	2001
DoD	$612,971	$590,490	$390,172
Export	44,123	4,366	32,960

Total Defense Sales	$657,094	$594,856	$423,132

        DoD sales include $10,953, $25,774 and $42,179 in fiscal 2003, 2002 and 2001, respectively, for products sold internationally under the Foreign Military Sales (“FMS”) Program.

        Inherent in doing business with the DoD are certain risks, including technological changes and changes in levels of defense spending. All DoD contracts contain a provision that they may be terminated at any time at the convenience of the government. In such an event, the Company is entitled to recover allowable costs plus a reasonable profit earned to the date of termination. No other customer represented more than 10% of sales for fiscal 2003, 2002 and 2001.

13.  Unaudited Quarterly Results

	Fiscal Year Ended September 30, 2003				Fiscal Year Ended September 30, 2002
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Net sales	$ 508,114	$ 538,183	$ 453,377	$ 426,336	$ 476,962	$ 489,532	$ 415,605	$ 361,493
Gross income	86,872	81,612	65,792	57,639	71,686	79,260	59,496	50,024
Net income	26,005	24,209	14,114	11,292	17,249	21,574	12,167	8,608
Earnings per share	$ 0.75	$ 0.71	$ 0.42	$ 0.33	$ 0.51	$ 0.64	$ 0.36	$ 0.26
Earnings per share assuming dilution	$ 0.74	$ 0.69	$ 0.40	$ 0.32	$ 0.50	$ 0.62	$ 0.35	$ 0.25
Dividends per share:
Class A Common Stock	$ 0.05000	$ 0.05000	$ 0.03750	$ 0.03750	$ 0.03750	$ 0.03750	$ 0.03750	$ 0.03750
Common Stock	$ 0.05750	$ 0.05750	$ 0.04313	$ 0.04313	$ 0.04313	$ 0.04313	$ 0.04313	$ 0.04313

        In the fourth quarter of fiscal 2003 and the third quarter of fiscal 2002, the Company increased the estimated margin percentage on its MTVR long-term production contract by 1.2 percentage points and 1.0 percentage point, respectively. These changes in estimates, recorded as cumulative catch-up adjustments in the fourth quarter of fiscal 2003 and the third quarter of fiscal 2002, increased net income and net income per share by $5,818 and $0.17 and $3,000 and $0.08, respectively, including $3,602 and $0.10 and $1,044 and $0.03, respectively, related to prior year revenues.

        Fourth quarter fiscal 2003 results include a $3,945 after-tax charge ($0.11 per share) related to the payment of the call premium and related expenses and the write-off of capitalized deferred financing costs due to the September 2003 early retirement of the Company’s $100,000 of 8 ¾% senior subordinated notes due March 2008. Fourth quarter fiscal 2003 results also include a $3,400 reduction in income tax expense and corresponding increase in net income ($0.10 per share) as a result of the September 2003 favorable settlement of an income tax audit covering fiscal years 1999 through 2001.

14.  Financial Instruments

        Derivative Financial Instruments – Historically the Company has used forward foreign exchange contracts, or derivative contracts, for hedging purposes to reduce the exchange rate risk of specific foreign currency transactions. These derivative contracts require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. Net gains or losses related to hedge ineffectiveness included in income was insignificant for all years presented. Following is a summary of the Company’s risk management strategies and the effect of these strategies on the Company’s consolidated financial statements.

        Fair Value Hedging Strategy – The Company enters into forward foreign exchange contracts to hedge certain firm commitments denominated in foreign currencies, primarily Canadian dollars. The purpose of the Company’s foreign currency hedging activities is to protect the Company from risk that the eventual dollar-equivalent cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates.

        Cash Flow Hedging Strategy – To protect against an increase in cost of forecasted purchases of foreign-sourced component parts payable in euros over a 12-month period, the Company has a foreign currency cash flow hedging program. The Company hedges portions of its forecasted purchases denominated in euros with forward contracts. When the U.S. dollar weakens against the euro, increased foreign currency payments are offset by gains in the value of the forward contracts. Conversely, when the U.S. dollar strengthens against the euro, reduced foreign currency payments are offset by losses in the value of the forward contracts.

        To protect against the reduction in value of certain forecasted foreign currency cash flows associated with export sales from April 2004 through December 2006 denominated in British Sterling and to protect against increases in cost of purchases of certain components from December 2003 through October 2006 which are payable in British Sterling and euros, each in connection with the Company’s contract to provide certain tactical military truck systems to the MoD, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its estimated foreign currency cash flows in connection with the MoD contract.

        At September 30, 2003, outstanding forward foreign exchange contracts totaled $297,001 in notional amounts, including $214,147 in contracts to sell British Sterling, $1,451 in contracts to purchase British Sterling, $79,724 in contracts to purchase euros and $1,679 in contracts to sell Canadian dollars. At September 30, 2003, net unrealized losses (net of related tax effect of $1,702) related to foreign exchange forward contracts totaling $2,896 have been included in accumulated other comprehensive income (loss).

        During the twelve months following September 30, 2003, the Company expects to reclassify $64 of net losses on derivative instruments out of accumulated other comprehensive income (loss) into earnings, as amounts being hedged are reflected in earnings.

15.  Warranty and Guarantee Arrangements

        The Company’s products generally carry explicit warranties that extend from six months to two years, based on terms that are generally accepted in the marketplace. Selected components included in the Company’s end products (such as engines, transmissions, tires, etc.) may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer.

        The Company’s policy is to record a provision for the expected cost of warranty-related claims at the time of the sale and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under the warranty plans. Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of features/components included in product models. Also, each quarter, the Company reviews actual warranty claims experience to determine if there are systemic defects that would require a field campaign.

        Changes in the Company’s warranty liability during fiscal 2003 and fiscal 2002 were as follows:

	Fiscal Year Ended September 30,
	2003	2002
Balance at beginning of year	$24,015	$18,338
Warranty provisions	20,760	17,431
Settlements made	(22,614)	(15,590)
Changes in liability for pre-existing warranties,
including expirations	6,547	3,701
Foreign currency translation adjustment	464	135

Balance at end of year	$29,172	$24,015

        In the fire and emergency segment, the Company provides guarantees of lease payments by customer-lessees to a third-party lessor of equipment purchased from the Company. The guarantee is limited to $1,000 per year in total and is supported by the residual value of the related equipment. The Company’s actual losses under these guarantees over the last ten years have been negligible. In accordance with FIN 45, no liabilities for pre-January 1, 2003 guarantees have been recorded. For all such guarantees issued after January 1, 2003, the Company has recorded the fair value of the guarantee as a liability and a reduction of the initial revenue recognized on the sale of equipment. Amounts recorded since January 1, 2003 were not significant. Adoption of FIN 45 has not had, and is not expected to have, a material impact on the Company’s financial condition, results of operations or cash flows.

16.  Business Segment Information

        The Company is organized into three reportable segments based on the internal organization used by management for making operating decisions and measuring performance and based on the similarity of customers served, common use of facilities and economic results attained. Segments are as follows:

        Commercial: This segment includes McNeilus, the Geesink Norba Group (acquired in fiscal 2001), Viking and the commercial division of Oshkosh. McNeilus and Oshkosh manufacture, market and distribute concrete mixer systems, portable concrete batch plants and truck and body components. McNeilus and the Geesink Norba Group manufacture, market and distribute refuse truck bodies and components and the Geesink Norba Group manufactures and markets waste collection systems and components. Viking sells and distributes concrete mixer systems and components. Sales are made primarily to commercial and municipal customers in the U.S. and Europe.

        Fire and emergency: This segment includes Pierce, Medtec, the aircraft rescue and firefighting and snow removal divisions of Oshkosh and Kewaunee. These units manufacture and market commercial and custom fire trucks and emergency vehicles primarily for fire departments, airports and other governmental units in the U.S. and Europe.

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

        Summarized financial information concerning the Company’s reportable segments is shown in the following table. The caption “Corporate and other” includes corporate related items, results of insignificant operations, intersegment eliminations and income and expense not allocated to reportable segments.

        Selected financial data by business segment is as follows:

	Fiscal Year Ended September 30,
	2003	2002	2001
Net sales to unaffiliated customers:
Commercial	$741,878	$678,334	$559,871
Fire and emergency	534,955	476,148	463,919
Defense	657,094	594,856	423,132
Intersegment	(7,917)	(5,746)	(1,629)

Consolidated	$1,926,010	$1,743,592	$1,445,293

        Intersegment sales are primarily from the fire and emergency segment to the defense segment.

	Fiscal Year Ended September 30,
	2003	2002	2001
Operating income (expense):
Commercial	$40,188	$47,171	$29,891
Fire and emergency	52,072	48,988	45,841
Defense	68,697	40,720	39,545
Corporate and other	(31,758)	(25,761)	(16,981)

Consolidated operating income	129,199	111,118	98,296
Net interest expense	(12,137)	(20,106)	(21,236)
Miscellaneous other	(6,582)	(1,555)	1,753

Income before provision for income taxes and
equity in earnings of unconsolidated partnership	$110,480	$89,457	$78,813

	Fiscal Year Ended September 30,
	2003	2002	2001
Depreciation and amortization:
Commercial	$14,196	$13,391	$14,241
Fire and emergency	7,177	6,692	9,973
Defense	3,409	3,461	3,471
Corporate and other	1,338	1,848	812

Consolidated	$26,120	$25,392	$28,497

Capital expenditures:
Commercial	$13,518	$5,971	$5,555
Fire and emergency	7,797	7,648	5,813
Defense	3,358	2,000	7,125

Consolidated	$24,673	$15,619	$18,493

	September 30,
	2003	2002	2001
Identifiable assets:
Commercial:
U.S. (a)	$398,854	$389,633	$413,149
Netherlands	158,838	129,398	114,859
Other European	88,238	74,458	66,837

Total Commercial	645,930	593,489	594,845
Fire and emergency - U.S.	335,509	325,585	315,565
Defense - U.S.	101,570	75,392	168,400
Corporate and other - U.S.	123	29,863	10,458

Consolidated	$1,083,132	$1,024,329	$1,089,268

(a) Includes investment in unconsolidated partnership.

        The following table presents net sales by geographic region based on product shipment destination.

	Fiscal Year Ended September 30,
	2003	2002	2001
Net sales:
United States	$1,636,361	$1,541,629	$1,314,930
Other North America	9,444	7,037	7,343
Europe and Middle East	244,127	165,961	93,263
Other	36,078	28,965	29,757

Consolidated	$1,926,010	$1,743,592	$1,445,293

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        The Company had no disagreements with its accountants during the last two fiscal years. On June 14, 2002, the Company engaged Deloitte & Touche LLP to act as its independent auditors as successor to Arthur Andersen LLP. All information relating to such change in accountants is incorporated by reference from the Company’s Current Report on Form 8-K, dated June 14, 2002.

Item 9A.  CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended September 30, 2003. Based upon their evaluation of these disclosures controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the year ended September 30, 2003 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

        Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information to be included under the captions “Governance of the Company — The Board of Directors,” “Governance of the Company — Committees of the Board of Directors — Audit Committee” and “Stock Ownership – Compliance with Section 16(a) Beneficial Ownership Reporting” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 3, 2004, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this report.

        The Company has adopted the Oshkosh Truck Corporation Code of Ethics Applicable to Directors and Senior Executives that applies to the Company’s Directors, Chairman of the Board, President and Chief Executive Officer, the Company’s Executive Vice President and Chief Financial Officer, the Company’s Vice President and Controller and other persons performing similar functions. The Company has posted a copy of the Oshkosh Truck Corporation Code of Ethics Applicable to Directors and Senior Executives on the Company’s website at www.oshkoshtruckcorporation.com. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Oshkosh Truck Corporation Code of Ethics Applicable to Directors and Senior Executives by posting such information on its website at www.oshkoshtruckcorporation.com.

Item 11.  EXECUTIVE COMPENSATION

        The information to be included under the captions “Governance of the Company – Compensation of Directors,” “Stock Price Performance Graph” and “Executive Compensation” contained in the Company’s definitive proxy statement for the annual meeting of shareholders on February 3, 2004, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information to be included under the caption “Stock Ownership – Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 3, 2004, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

        Equity Compensation Plan Information

        The following table provides information about the Company’s equity compensation plans as of September 30, 2003.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation
plans approved by
security holders	2,759,754	$20.95	8,650
Equity compensation
plans not approved by
security holders	--	n/a	--

Total	2,759,754	$20.95	8,650

(1)	Represents options to purchase the Company’s Common Stock granted under the 1990 Incentive Stock Plan, as amended, which was approved by the Company’s shareholders.

(2)	Excludes 140,000 shares of restricted Common Stock previously issued under the Company’s 1990 Incentive Stock Plan, as amended, subject to vesting after a six-year retention period.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information to be included under the caption Executive Compensation – Executive Employment and Severance Agreements and Other Agreements” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 3, 2004, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Not applicable.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)        1. Financial Statements: The following consolidated financial statements of the Company and the report of independent auditors included in the Annual Report to Shareholders for the fiscal year ended September 30, 2003, are contained in Item 8:

Report of Deloitte & Touche LLP, Independent Auditors
Report of Arthur Andersen LLP, Independent Auditors
Consolidated Statements of Income for the years ended September 30, 2003, 2002 and 2001
Consolidated Balance Sheets at September 30, 2003 and 2002
Consolidated Statements of Shareholders' Equity for the years ended September 30, 2003, 2002, and 2001
Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

    2.        Financial Statement Schedules:

Schedule II – Valuation & Qualifying Accounts

All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

    3.            Exhibits:

(a)	3.1	Restated Articles of Incorporation of Oshkosh Truck Corporation (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13886)).

3.2	By-Laws of Oshkosh Truck Corporation, as amended May 16, 2003 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 0-13886)).

4.1	Second Amended and Restated Credit Agreement, dated July 23, 2001, among Oshkosh Truck Corporation, Bank of America, N.A. as Agent and Swing Line Lender, Bank One, NA as Syndication Agent and the other financial institutions party thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 25, 2001 (File No. 0-13886)

4.2	Third Amendment and Consent, dated August 15, 2003, among Oshkosh Truck Corporation, Bank of America, N.A., as Agent and the other financial institutions party thereto.

4.3	Rights Agreement, dated as of February 1, 1999, between Oshkosh Truck Corporation and Computershare Investor Services, LLC (as successor to Firstar Bank, N.A.) (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, dated as of February 1, 1999 (File No. 0-13886)).

4.4	First Amendment to Rights Agreement, dated as of November 1, 2002, between Oshkosh Truck Corporation, U.S. Bank National Association and Computershare Investor Services, LLC (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 0-13886)).

10.1	Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 (File No. 0-13886)).*

10.2	1994 Long-Term Incentive Compensation Plan, dated March 29, 1994 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 0-13886)).*

10.3	Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-62687)).*

10.4	Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-62687)).*

10.5	Form of 1994 Long-Term Incentive Compensation Plan Award Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 0-13886)).*

10.6	Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 0-13886)).

10.7	Employment Agreement, dated as of October 15, 1998 between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*

10.8	Employment Agreement, dated April 24, 1998, between McNeilus Companies, Inc. and Daniel J. Lanzdorf (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 0-13886)).*

10.9	Oshkosh Truck Corporation Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).*

10.10	Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and each of Robert G. Bohn, Bryan J. Blankfield, Ted L. Henson, Joseph H. Kimmitt, Daniel J. Lanzdorf, Mark A. Meaders, John W. Randjelovic, Charles L. Szews and Matthew J. Zolnowski (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.11	Employment Agreement, dated September 16, 1996, between Pierce Manufacturing Inc. and John W. Randjelovic (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-1386)).*

10.12	Amendment effective July 1, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-13886)).*

10.13	Second Amendment effective December 31, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 0-13886)).*

10.14	Oshkosh Truck Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-31371)).*

11.	Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

21.	Subsidiaries of Registrant.

23.	Consent of Deloitte & Touche, LLP

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 26, 2003.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 26, 2003.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 26, 2003.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 26, 2003.

*Denotes a management contract or compensatory plan or arrangement.

(b)	The Company filed a Current Report on Form 8-K, dated July 24, 2003, reporting under Items 7 and 9 a conference call for analysts held in connection with the announcement of the Company’s earnings for the third quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH TRUCK CORPORATION
November 26, 2003	By /S/ R. G. Bohn

R. G. Bohn, President, Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

November 26, 2003	By /S/ R. G. Bohn

R. G. Bohn, President, Chairman, President and Chief Executive Officer
(Principal Executive Officer)
November 26, 2003	By /S/ C. L. Szews

C. L. Szews, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
November 26, 2003	By /S/ T. J. Polnaszek

T. J. Polnaszek, Vice President and Controller
(Principal Accounting Officer)
November 26, 2003	By /S/ J. W. Andersen

J. W. Andersen, Director
November 26, 2003	By /S/ R. M. Donnelly

R. M. Donnelly, Director
November 26, 2003	By /S/ D. V. Fites

D. V. Fites, Director
November 26, 2003	By /S/ General (Ret.) F.M. Franks, Jr.

General (Ret.) F.M. Franks, Jr. Director
November 26, 2003	By /S/ M. W. Grebe

M. W. Grebe, Director
November 26, 2003	By /S/ K. J. Hempel

K. J. Hempel, Director
November 26, 2003	By /S/ S. P. Mosling

S. P. Mosling, Director
November 26, 2003	By /S/ J. P. Mosling, Jr.

J. P. Mosling, Jr., Director
November 26, 2003	By /S/ R. G. Sim

R. G. Sim, Director

SCHEDULE II

OSHKOSH TRUCK CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended September 30, 2003, 2002 and 2001
(In thousands)

Fiscal Year	Balance at Beginning of Year	Acquisitions of Businesses	Additions Charged to Expense	Reductions*	Balance at End of Year
2001	$2,447	$1,063	$423	$(105)	$3,828
2002	$3,828	$ 556	$452	$(278)	$4,558
2003	$4,558	$ --	$122	$(590)	$4,090

* Represents amounts written off to the reserve, net of recoveries and foreign currency translation adjustments.

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Oshkosh Truck Corporation (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13886)).

3.2	By-Laws of Oshkosh Truck Corporation, as amended May 16, 2003 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 0-13886)).

4.1	Second Amended and Restated Credit Agreement, dated July 23, 2001, among Oshkosh Truck Corporation, Bank of America, N.A. as Agent and Swing Line Lender, Bank One, NA as Syndication Agent and the other financial institutions party thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 25, 2001 (File No. 0-13886)

4.2	Third Amendment and Consent dated August 15, 2003, among Oshkosh Truck Corporation, Bank of America, N.A., as Agent and the other financial institutions party thereto.

4.3	Rights Agreement, dated as of February 1, 1999, between Oshkosh Truck Corporation and Computershare Investor Services, LLC (as successor to Firstar Bank, N.A.) (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, dated as of February 1, 1999 (File No. 0-13886)).

4.4	First Amendment to Rights Agreement, dated as of November 1, 2002, between Oshkosh Truck Corporation, U.S. Bank National Association and Computershare Investor Services, LLC (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 0-13886)).

10.1	Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 (File No. 0-13886)).*

10.2	1994 Long-Term Incentive Compensation Plan, dated March 29, 1994 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 0-13886)).*

10.3	Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-62687)).*

10.4	Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-62687)).*

10.5	Form of 1994 Long-Term Incentive Compensation Plan Award Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 0-13886)).*

10.6	Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 0-13886)).

10.7	Employment Agreement, dated as of October 15, 1998 between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*

10.8	Employment Agreement, dated April 24, 1998, between McNeilus Companies, Inc. and Daniel J. Lanzdorf (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 0-13886)).*

10.9	Oshkosh Truck Corporation Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).*

10.10	Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and each of Robert G. Bohn, Bryan J. Blankfield, Ted L. Henson, Joseph H. Kimmitt, Daniel J. Lanzdorf, Mark A. Meaders, John W. Randjelovic, Charles L. Szews and Matthew J. Zolnowski (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.11	Employment Agreement, dated September 16, 1996, between Pierce Manufacturing Inc. and John W. Randjelovic (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-1386)).*

10.12	Amendment effective July 1, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-13886)).*

10.13	Second Amendment effective December 31, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 0-13886)).*

10.14	Oshkosh Truck Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-31371)).*

11.	Computation of per share earnings (contained in Note 1 of "Notes to Consolidated Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21.	Subsidiaries of Registrant.

23.	Consent of Deloitte & Touche, LLP

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 26, 2003.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanex-Oxley Act, dated November 26, 2003.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 26, 2003.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 26, 2003.

*Denotes a management contract or compensatory plan or arrangement.