Form 10-Q
period 2003-12-31
OSHKOSH TRUCK CORP
filed 2004-02-02
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 2003.

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         for the Transition period from ______________ to ___________________

Commission File Number 1-31371
                       -------
                            Oshkosh Truck Corporation
 -------------------------------------------------------------------------------
             [Exact name of registrant as specified in its charter]

         Wisconsin                                          39-0520270
--------------------------------------              ---------------------------
[State or other jurisdiction of                          [I.R.S. Employer
 incorporation or organization]                         Identification No.]

2307 Oregon Street, P.O. Box 2566, Oshkosh, Wisconsin         54903
-----------------------------------------------------         -----
[Address of principal executive offices]                    [Zip Code]

Registrant's telephone number, including area code (920) 235-9151
                                                   --------------

                                      None
 -------------------------------------------------------------------------------
         [Former name, former address and former fiscal year, if changed since last report]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock Outstanding as of January 28, 2004:           814,074
--------------------------------------------------------------------------

Common Stock Outstanding as of January 28, 2004:                34,236,588
--------------------------------------------------------------------------

                            OSHKOSH TRUCK CORPORATION
                                 FORM 10-Q INDEX
                     FOR THE QUARTER ENDED DECEMBER 31, 2003


                                                                            Page
Part I.       Financial Information

   Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Statements of Income
                 -    Three Months Ended December 31,
                       2003 and 2002...........................................3

              Condensed Consolidated Balance Sheets
                 -    December 31, 2003 and September 30, 2003.................4

              Condensed Consolidated Statement of Shareholders' Equity
                 -    Three Months Ended December 31, 2003.....................5

              Condensed Consolidated Statements of Cash Flows
                 -    Three Months Ended December 31, 2003 and 2002 ...........6

              Notes to Condensed Consolidated Financial Statements
                 -    December 31, 2003........................................7

   Item 2.    Management's Discussion and Analysis of Consolidated
                      Financial Condition and Results of Operations...........22

   Item 3.    Quantitative and Qualitative Disclosures about
                      Market Risk.............................................32

   Item 4.    Controls and Procedures ........................................32

Part II.      Other Information

   Item 1.         Legal Proceedings..........................................33

   Item 6.         Exhibits and Reports on Form 8-K ..........................33

Signatures ...................................................................34

                      PART I. ITEM 1. FINANCIAL INFORMATION
                            OSHKOSH TRUCK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                           Three Months Ended
                                                                              December 31,
                                                                           2003              2002
                                                                           ----              ----
                                                                           (In thousands, except
                                                                             per share amounts)

Net sales                                                              $  493,194       $  426,336
Cost of sales                                                             404,772          368,697
                                                                        ---------        ---------
Gross income                                                               88,422           57,639
Operating expenses:
   Selling, general and administrative                                     40,031           35,675
   Amortization of purchased intangibles                                    1,663            1,602
                                                                        ---------        ---------
         Total operating expenses                                          41,694           37,277
                                                                        ---------        ---------
Operating income                                                           46,728           20,362
Other income (expense):
   Interest expense                                                        (1,148)          (3,409)
   Interest income                                                            250              187
   Miscellaneous, net                                                         (40)            (276)
                                                                        ---------        ---------
                                                                             (938)          (3,498)
                                                                        ---------        ---------
Income before provision for income taxes
   and equity in earnings of
   unconsolidated affiliates                                               45,790           16,864
Provision for income taxes                                                 16,712            6,204
                                                                        ---------        ---------
Income before equity in earnings
   of unconsolidated affiliates                                            29,078           10,660

Equity in earnings of unconsolidated
   affiliates, net of income taxes                                            620              632
                                                                        ---------        ---------
Net income                                                             $   29,698       $   11,292
                                                                        =========        =========


Earnings per share                                                     $     0.85       $     0.33

Earnings per share assuming dilution                                   $     0.83       $     0.32

Cash dividends:
   Class A Common Stock                                                $  0.05000       $  0.03750
   Common Stock                                                        $  0.05750       $  0.04313


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                    December 31,        September 30,
                                                                                        2003                2003
                                                                                        ----                ----
                                                                                               (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $     23,588         $    19,245
   Receivables, net                                                                    170,115             159,752
   Inventories                                                                         277,419             242,076
   Prepaid expenses                                                                      9,416              10,393
   Deferred income taxes                                                                32,419              35,092
                                                                                   -----------          ----------
      Total current assets                                                             512,957             466,558
Investment in unconsolidated affiliates                                                 23,395              21,977
Other long-term assets                                                                  12,210               7,852
Property, plant and equipment:
   Land                                                                                 15,264              14,942
   Equipment on operating lease to others                                                8,349               7,574
   Buildings                                                                            96,722              95,273
   Machinery and equipment                                                             172,662             167,481
                                                                                   -----------          ----------
                                                                                       292,997             285,270
   Less accumulated depreciation                                                      (143,934)           (138,801)
                                                                                   -----------          ----------
      Net property, plant and equipment                                                149,063             146,469
Purchased intangible assets, net                                                       101,566             102,460
Goodwill                                                                               348,223             337,816
                                                                                   -----------          ----------
Total assets                                                                      $  1,147,414         $ 1,083,132
                                                                                   ===========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $    102,416         $   115,739
   Floor plan notes payable                                                             26,407              18,730
   Customer advances                                                                   154,284             164,460
   Payroll-related obligations                                                          27,079              33,712
   Income taxes                                                                          8,951                 263
   Accrued warranty                                                                     28,139              29,172
   Other current liabilities                                                            59,245              54,293
   Revolving credit facility and current maturities of long-term debt                   73,109              51,625
                                                                                   -----------          ----------
        Total current liabilities                                                      479,630             467,994
Long-term debt                                                                             863               1,510
Deferred income taxes                                                                   43,257              47,619
Other long-term liabilities                                                             63,357              47,146
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.01 par value; authorized 4,000,000 shares;
     none issued and outstanding                                                             -                   -
   Class A Common Stock, $.01 par value; authorized 2,000,000 shares;
     issued - 815,290 in 2004 and 2003                                                       8                   8
   Common Stock, $.01 par value; authorized 120,000,000 shares;
     issued - 34,848,768 in 2004 and 2003                                                  348                 348
Paid-in capital                                                                        132,772             129,863
Retained earnings                                                                      397,098             369,407
Common Stock in treasury, at cost; 664,796 shares in 2004 and
   804,892 shares in 2003                                                               (3,210)             (3,760)
Unearned compensation                                                                   (3,230)             (3,401)
Accumulated other comprehensive income                                                  36,521              26,398
                                                                                   -----------          ----------
   Total shareholders' equity                                                          560,307             518,863
                                                                                   -----------          ----------
Total liabilities and shareholders' equity                                        $  1,147,414         $ 1,083,132
                                                                                   ===========          ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 2003
                                   (Unaudited)

                                                                                                        Accumulated
                                                                          Common Stock                     Other
                                      Common     Paid-In     Retained     in Treasury      Unearned     Comprehensive
                                      Stock      Capital     Earnings      at Cost       Compensation      Income        Total
                                      -----      -------     --------      -------       ------------      ------        -----
                                                                        (In thousands)

Balance at September 30, 2003        $   356    $ 129,863   $ 369,407     $  (3,760)       $ (3,401)      $ 26,398     $ 518,863

Net income                                 -            -      29,698             -               -              -        29,698

Loss on derivative
  instruments (net of
  income tax benefit of $3,545)            -            -           -             -               -         (6,035)       (6,035)

Currency translation
  adjustments                              -            -           -             -               -         16,158        16,158

Cash dividends:
  Class A Common Stock                     -            -         (40)            -               -              -           (40)
  Common Stock                             -            -      (1,967)            -               -              -        (1,967)

Purchase of Common Stock                   -            -           -           (18)              -              -           (18)

Amortization of unearned
  compensation                             -            -           -             -             171              -           171

Exercise of stock options                  -        1,222           -           568               -              -         1,790

Tax benefit related to
  stock options exercised                  -        1,687           -             -               -              -         1,687
                                      ------     --------    --------       -------         -------       --------      --------

Balance at December 31, 2003         $   356    $ 132,772   $ 397,098      $ (3,210)       $ (3,230)     $  36,521     $ 560,307
                                      ======     ========    ========       =======         =======       ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                             December 31,
                                                                                        2003                2002
                                                                                        ----                ----
                                                                                             (In thousands)
Operating activities:
   Net income                                                                      $     29,698        $     11,292
   Non-cash adjustments                                                                   6,986                  49
   Changes in operating assets and liabilities                                          (48,745)            (16,962)
                                                                                    -----------         -----------
     Net cash used for operating activities                                             (12,061)             (5,621)

Investing activities:
   Additions to property, plant and equipment                                            (4,716)             (5,174)
   Proceeds from sale of assets                                                              46               1,879
   Decrease (increase) in other long-term assets                                           (434)                743
                                                                                    -----------         -----------
     Net cash used for investing activities                                              (5,104)             (2,552)

Financing activities:
   Net borrowings under revolving credit facility                                        20,100                   -
   Proceeds from issuance of long-term debt                                                 965                   -
   Repayment of long-term debt                                                             (240)            (12,194)
   Dividends paid                                                                        (2,001)             (1,459)
   Other                                                                                  1,772                 893
                                                                                    -----------         -----------
     Net cash provided from (used for) financing activities                              20,596             (12,760)

Effect of exchange rate changes on cash                                                     912                 261
                                                                                    -----------         -----------
Increase (decrease) in cash and cash equivalents                                          4,343             (20,672)

Cash and cash equivalents at beginning of period                                         19,245              40,039
                                                                                    -----------         -----------

Cash and cash equivalents at end of period                                         $     23,588        $     19,367
                                                                                    ===========         ===========

Supplementary disclosures:
   Depreciation and amortization                                                   $      6,585        $      6,106
   Cash paid for interest                                                                 1,141               1,624
   Cash paid for income taxes                                                             5,708               1,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OSHKOSH TRUCK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (Unaudited)

1.  BASIS OF PRESENTATION
-------------------------

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

In the three month period ended December 31, 2003, the Company recorded a cumulative catch-up adjustment to increase the life-to-date margin recognized on its multi-year Medium Tactical Vehicle Replacement ("MTVR") production contract which is accounted for under the "percentage-of-completion" method. The adjustment resulted from a settlement during the period of a warranty reimbursement with a supplier and positive cost performance under the contract due to increased overall defense segment production volume. The cumulative life-to-date adjustment increased the margin percentage recognized on the contract from 5.5% to 6.3%. This change in estimate increased operating income for the three months ended December 31, 2003 by $6.5 million, net income by $4.1 million and earnings per share by $0.12, including $6.2 million, $3.9 million and $0.11, respectively, relating to revenues recorded in prior periods. The Company had recognized a margin percentage of 4.3% on this contract in the three months ended December 31, 2002.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

2.  NEW ACCOUNTING STANDARDS
----------------------------

In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Post-retirement Benefits, an amendment of FASB Statements No. 87, 88 and 106" (collectively "SFAS No. 132(R)"). SFAS No. 132(R) incorporates all of the disclosure requirements of SFAS No. 132 "Employers Disclosures about Pensions and Other Post-retirement Benefits" and increases annual disclosure requirements to include more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information.

The Company will be required to adopt the new annual disclosure requirements effective September 30, 2004.

SFAS No. 132(R) also amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting" to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other post-retirement benefit plans. The Company is required to adopt the interim-period disclosure requirements of SFAS No. 132(R) effective March 31, 2004. Because SFAS No. 132(R) pertains only to disclosure provisions, the Company's adoption of SFAS No. 132(R) will not have an impact on the Company's financial condition, results of operations or cash flows.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" revised December 2003 ("FIN 46(R)"). FIN 46(R) requires that companies consolidate a variable interest entity if it is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns, or both. The provisions of FIN 46(R) currently are required to be applied no later than the first reporting period ending after March 15, 2004 for variable interest entities in which the Company holds a variable interest that it acquired on or before January 31, 2003. Companies that acquired a variable interest after January 31, 2003, continue to apply the provisions of FIN 46 or apply FIN 46(R) beginning December 31, 2003. Companies that hold a variable interest in a special purpose entity, as defined, are required to apply either FIN 46 or FIN 46(R) no later than the end of the first reporting period that ends after December 15, 2003. The Company has no special purpose entities, nor has it acquired a variable interest in an entity where the Company is the primary beneficiary since January 31, 2003. Adoption of FIN 46(R) is not expected to have an impact on the Company's financial condition, results of operations or cash flows.

In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-1 permits the sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") and requires certain disclosures pending further consideration of the underlying accounting issues.

In December 2003 the Act was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," ("FAS No. 106") provides that presently enacted changes in the law that take effect in future periods and that will affect the future level of benefit coverage are required to be considered in the current-period measurements for benefits expected to be provided in those future periods. The Act also introduced two new features to Medicare that need to be considered in determining current-period measurements. These features are
1) a subsidy to a plan sponsor based on 28 percent of an individual beneficiary's annual prescription drug costs between certain amounts ("the subsidy") and 2) the opportunity for a retiree to obtain a prescription drug benefit under Medicare. Plan sponsor's eligibility for the subsidy depends upon, among other things, whether the plan's prescription drug benefit is at least actuarially equivalent to the Medicare Part D benefit and on how many Medicare-eligible retired plan participants choose not to enroll in the voluntary Part D plan. Further, specific regulations necessary to implement the Act have not yet been issued by the appropriate administrative agency.

Because of these and other questions that exist relative to the Act, there is general uncertainty as to both the timing and the type of accounting recognition to be given the subsidy. Questions include whether the subsidy should be accounted for as a reduction of the accumulated pension benefit obligation ("APBO") and net periodic postretirement benefit cost, or whether the subsidy represents a payment to the plan sponsor which does not represent a direct reduction of postretirement benefit costs.

Because the Company does not have (a) sufficiently reliable information available on which to measure the effects of the Act, (b) sufficient time before issuance of financial statements that include the Act's enactment date to prepare actuarial valuations that reflect the effects of the Act, or (c) sufficient guidance to ensure that the Company's accounting for the effects of the Act is consistent with generally accepted accounting principles, the Company has elected to defer recognizing the effects of the Act in the accounting for its plans under FAS No. 106 and in providing disclosures related to the plan required by FAS No. 132(R) until authoritative guidance on the accounting for the federal subsidy is issued or until certain other events occur as provided for under FSP No. 106-1.

Because of the election to follow deferral provisions of FSP No. 106-1, the Company's financial statements or accompanying notes for periods following enactment of the Act do not give effect to the financial impact of the Act, including any changes in the measurement of the APBO or net periodic postretirement benefit cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and the guidance, when issued, could require the Company to change previously reported information. Although not expected to be material, at this time the Company cannot provide a reasonable estimate of the impact of the Act on its financial condition, results of operations or cash flows.

3.       COMPREHENSIVE INCOME
-----------------------------

Total comprehensive income is as follows:

                                                     Three Months Ended
                                                         December 31,
                                                  2003                  2002
                                                  ----                  ----
                                                       (In thousands)
Net income                                    $    29,698          $    11,292
Currency translation adjustments                   16,158               11,011
Derivative instruments,
   net of income taxes                             (6,035)                  39
                                               ----------           ----------
Comprehensive income                          $    39,821          $    22,342
                                               ==========           ==========

4.  EARNINGS PER SHARE
----------------------

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

                                                     Three Months Ended
                                                         December 31,
                                                    2003             2002
                                                    ----             ----
Denominator for basic earnings per share        34,799,626       33,882,980
Effect of dilutive options and incentive
  compensation awards                              979,839          900,550
                                                ----------       ----------
Denominator for dilutive earnings
  per share                                     35,779,465       34,783,530
                                                ==========       ==========


Options to purchase 460,000 shares of Common Stock at $29.38 per share were outstanding in the first quarter of fiscal 2003, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Common Stock, and therefore, the effect would have been anti-dilutive.

5.       INVENTORIES
--------------------

Inventories consist of the following:

                                                              December 31,          September 30,
                                                                 2003                    2003
                                                                 ----                    ----
                                                                      (In thousands)

Finished products                                           $    81,394              $    68,763
Partially finished products                                     115,569                  114,400
Raw materials                                                   134,311                  123,809
                                                             ----------               ----------
Inventories at FIFO cost                                        331,274                  306,972
Less:  Performance-based payments on
         U.S. government contracts                              (39,029)                 (50,961)
       Excess of FIFO cost over LIFO cost                       (14,826)                 (13,935)
                                                             ----------               ----------
                                                            $   277,419              $   242,076
                                                             ==========               ==========

Title to all inventories related to government contracts, which provide for performance-based payments, vests with the government to the extent of unliquidated performance-based payments.


6.       INVESTMENT IN UNCONSOLIDATED AFFILIATES
------------------------------------------------

The Company's investment in unconsolidated affiliates consists primarily of an interest in Oshkosh/McNelius Financial Services Partnership ("OMFSP"). The Company and an unaffiliated third party are general partners in OMFSP. OMFSP was formed in 1998 when each partner contributed existing lease assets (and in the case of the Company, related notes payable to third party lenders that were secured by such leases) to capitalize the partnership. OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing, primarily to customers of the Company. OMFSP purchases trucks, truck bodies and concrete batch plants from the Company, the Company's affiliates and, occasionally, unrelated third parties for lease to user-lessees. Company sales to OMFSP were $12.7 million and $12.5 million for the three months ended December 31, 2003 and 2002, respectively. Banks and other third party financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% down payment. Each partner is allocated its proportionate share of OMFSP's cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is recourse to, OMFSP. However, all such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of FIN 46. Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

Included in investments in unconsolidated affiliates in the Company's Condensed Consolidated Balance Sheet at December 31, 2003 is the Company's investment in OMFSP of $23.2 million, which represents the Company's maximum exposure to loss as a result of the Company's ownership interest in OMFSP. This exposure is a non-cash exposure. Further, the Company has recorded deferred income tax liabilities related to its investment in OMFSP of $22.1 million at December 31, 2003 that were included in long-term deferred income tax liabilities in the Company's Condensed Consolidated Balance Sheet. Should the Company's investment in OMFSP be liquidated for any reason, this deferred income tax liability would reverse and result in an increase in current income taxes payable by the Company.

Summarized financial information of OMFSP is as follows:

                                                              December 31,           September 30,
                                                                2003                     2003
                                                                ----                     ----
                                                                       (In thousands)

Cash and cash equivalents                                   $    4,765               $    1,879
Investments in sales-type leases, net                          191,937                  203,034
Other assets                                                     2,689                    1,439
                                                             ---------                ---------
                                                            $  199,391               $  206,352
                                                             =========                =========

Notes payable                                               $  153,178               $  161,964
Other liabilities                                                1,552                    1,537
Partners' equity                                                44,661                   42,851
                                                             ---------                ---------
                                                            $  199,391               $  206,352
                                                             =========                =========

                                                                   Three Months Ended
                                                                      December 31,
                                                              2003                     2002
                                                              ----                     ----
                                                                      (In thousands)

Interest income                                             $    3,362                  $ 3,980
Net interest income                                                968                    1,106
Excess of revenues over expenses                                 1,049                    1,241

7.       PURCHASED INTANGIBLE ASSETS AND GOODWILL
-------------------------------------------------

The following tables present details of the Company's purchased intangible assets:

                                                                         December 31, 2003
                                                --------------------------------------------------------------------
                                   Weighted-
                                    Average                                  Accumulated
                                     Life                Gross               Amortization                Net
                                     ----                -----               ------------                ---
                                    (Years)                                 (In thousands)
Amortizable:
 Distribution network                 40.0             $   53,000             $   (9,645)             $   43,355
 Non-compete                          14.5                 40,142                (16,132)                 24,010
 Technology-related                   17.7                 21,735                 (5,808)                 15,927
 Other                                 7.6                 13,423                 (2,073)                 11,350
                                                        ---------              ---------               ---------
                                      24.8                128,300                (33,658)                 94,642
Non-amortizable tradenames                                  6,924                      -                   6,924
                                                        ---------              ---------               ---------
 Total                                                 $  135,224             $  (33,658)             $  101,566
                                                        =========              =========               =========

                                                                         September 30, 2003
                                                --------------------------------------------------------------------
                                   Weighted-
                                    Average                                  Accumulated
                                     Life                Gross               Amortization                Net
                                     ----                -----               ------------                ---
                                    (Years)                                 (In thousands)
Amortizable:
 Distribution network                 40.0             $   53,000             $   (9,314)             $   43,686
 Non-compete                          14.5                 40,142                (15,399)                 24,743
 Technology-related                   17.7                 21,322                 (5,423)                 15,899
 Other                                 7.6                 13,423                 (1,793)                 11,630
                                                        ---------              ---------               ---------
                                      24.9                127,887                (31,929)                 95,958
Non-amortizable tradenames                                  6,502                      -                   6,502
                                                        ---------              ---------               ---------
 Total                                                 $  134,389             $  (31,929)             $  102,460
                                                        =========              =========               =========


Amortization expense recorded for the three months ended December 31, 2003 and 2002 was $1.7 million and $1.6 million, respectively. The estimated future amortization expense of purchased intangible assets as of December 31, 2003 is as follows (in thousands):

Fiscal Year Ending September 30,                      Amount
                                                      ------
                                                  (In thousands)
2004 (remaining nine months)                      $    4,992
2005                                                   6,610
2006                                                   6,606
2007                                                   6,390
2008                                                   6,256
2009                                                   6,256
Future                                                57,532
                                                   ---------
                                                  $   94,642
                                                   =========

The following table presents the changes in goodwill during the three months ended December 31, 2003:

                                              Balance at              Foreign Currency           Balance at
                                             September 30,              Translation              December 31,
             Segment                             2003                   Adjustment                  2003
             -------                             ----                   ----------                  ----
                                                                      (In thousands)

Commercial                                   $   238,474                $    10,407             $    248,881
Fire and emergency                                99,342                          -                   99,342
                                              ----------                 ----------              -----------
  Total                                      $   337,816                $    10,407             $    348,223
                                              ==========                 ==========              ===========


8.  FINANCIAL INSTRUMENTS
-------------------------

Historically, the Company has used forward foreign exchange contracts to reduce the exchange rate risk of specific foreign currency transactions. These contracts require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date.

To protect against a reduction in value of certain forecasted foreign currency cash receipts from export sales from April 2004 through December 2006 that will be denominated in British Sterling and to protect against increases in costs of purchases of certain components from January 2004 through October 2006 that are payable in British Sterling or euros, all in connection with the Company's contract to provide certain tactical military truck systems to the United Kingdom Ministry of Defence, the Company has instituted a foreign currency cash flow hedging program. The Company has hedged a significant portion of its estimated foreign currency cash flows in connection with this contract.

At December 31, 2003, outstanding foreign exchange forward contracts totaled $295.4 million in notional amounts, including $214.2 million in contracts to sell British Sterling, $0.8 million in contracts to sell euros, $1.5 million in contracts to purchase British Sterling, $77.2 million in contracts to purchase euros and $1.7 million in contracts to sell Canadian dollars. Net unrealized losses (net of related tax effect of $5.2 million) on outstanding foreign exchange forward contracts at

December 31, 2003 totaled $8.9 million and have been included in accumulated other comprehensive income.

As of December 31, 2003, the Company expects to reclassify $0.6 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales and sales of product whose underlying cost contain purchases denominated in foreign currencies.

9.  LONG-TERM DEBT
------------------

The Company has a $170.0 million revolving credit facility with $71.5 million in borrowings outstanding at December 31, 2003. The revolving credit facility may be increased up to an aggregate maximum outstanding amount of $245.0 million at the Company's discretion, unless the Company is in default under the senior credit facility.

At December 31, 2003, outstanding borrowings and $24.6 million of outstanding letters of credit reduced available capacity under the revolving credit facility to $73.9 million.

Substantially all the domestic tangible and intangible assets of the Company and its subsidiaries (including the stock of certain subsidiaries) are pledged as collateral under the revolving credit facility. The revolving credit facility includes customary affirmative and negative covenants.

The Company's wholly-owned subsidiary in the Netherlands, Geesink Group B.V. and certain of its wholly-owned affiliates have a euro 2.5 million bank credit facility (the "facility") in place at December 31, 2003 in conjunction with its cross-border cash pooling arrangement. The facility provides for borrowings of up to euro 1.5 million and guarantees of up to euro 1.0 million. The facility accrues interest at a floating rate (4.50% at December 31, 2003) and contains certain financial covenants relating to the entities which are party to the agreement. There were no borrowings outstanding under the facility at December 31, 2003.

Certain of the Company's domestic subsidiaries have outstanding debt to third parties totaling $2.5 million as of December 31, 2003, of which $1.6 million has been classified as current due to the Company's intention to prepay this debt in fiscal 2004.

10.      STOCK-BASED EMPLOYEE COMPENSATION PLANS
------------------------------------------------

At December 31, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 10 to the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2003. The Company accounts for this stock-based plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Except for restricted stock awards granted in September 2002, no stock-based employee compensation cost was reflected in previously reported results for any period, as all options granted under this plan had an exercise price equal to the market value of the underlying Common Stock on the measurement date.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                                         Three Months Ended
                                                                            December 31,
                                                                      2003                   2002
                                                                      ----                   ----
                                                                       (In thousands, except
                                                                         per share amounts)

Net income, as reported                                          $   29,698             $   11,292
Add:  Stock-based employee
 compensation expense recorded
 for restricted stock awards,
 net of related tax effects                                             171                    171
Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects                                            (964)                  (833)
                                                                  ---------              ---------
                                                                       (793)                  (662)
                                                                  ---------              ---------
Pro forma net income                                             $   28,905             $   10,630
                                                                  =========              =========

Earnings per share:
   As reported                                                   $     0.85             $     0.33
   Pro forma                                                           0.83                   0.31

Earnings per share assuming dilution:
   As reported                                                   $     0.83             $     0.32
   Pro forma                                                           0.81                   0.30


11.      COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

As to one such Superfund site, the Company's Pierce Manufacturing Inc. ("Pierce")subsidiary is one of 393 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. At December 31, 2003, a report of the remedial investigation/feasibility study was being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at December 31, 2003. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company's final share of liability.

In March 2003, the Company and Pierce were each named as one of 52 PRPs participating in the cost of addressing a Superfund site in Milwaukee, Wisconsin. In October 2003, the Company and Pierce, along with 47 other PRPs entered into buyout agreements with the two PRPs who sent the largest volume of waste to the site. Settlement payments made by the Company and Pierce were insignificant in amount and were based on the amounts and types of waste each company sent to the site. The buyout agreements protect the Company and Pierce from any additional costs associated with the EPA's requirement for the removal of certain buildings, waste drums, underground storage tanks and contaminated soil at the site. The buyout agreements do not cover any future costs that may be necessary to address groundwater contamination and remediation, if required. The Company believes that any potential remaining liability with respect to this site will not be material and that it is adequately covered through reserves established by the Company.

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

At December 31, 2003 and September 30, 2003, the reserve for environmental matters was $5.6 million and $5.3 million, respectively.

The Company has guaranteed certain customers' obligations under deferred payment contracts and lease purchase agreements. The Company's guarantee is limited to $1.0 million per year during the period in which customer obligations are outstanding. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $148.9 million and open standby letters of credit issued by the Company's bank in favor of third parties totaling approximately $24.6 million at December 31, 2003.

Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $1.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At December 31, 2003 and September 30, 2003, the reserve for product and general liability claims was $18.5 million and $18.0 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company's financial condition, results of operations or cash flows.

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

12.WARRANTY AND GUARANTEE ARRANGEMENTS
--------------------------------------

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

Changes in the Company's warranty liability were as follows (in thousands):

                                                                                           Three Months Ended
                                                                                               December 31,
                                                                                         2003                2002
                                                                                         ----                ----
Balance at beginning of period                                                        $    29,172        $    24,015
Warranty provisions for the period                                                          4,370              3,883
Settlements made during the period                                                         (4,117)            (4,900)
Changes in liability for pre-existing warranties
   during the period, including expirations                                                (1,528)             1,879
Foreign currency translation adjustment                                                       242                211
                                                                                       ----------         ----------
Balance at end of period                                                              $    28,139        $    25,088
                                                                                       ==========         ==========


In the fire and emergency segment, the Company provides guarantees of lease payments by customer-lessees to a third-party lessor of equipment purchased from the Company. The guarantee is limited to $1.0 million per year in total and is supported by the residual value of the related equipment. The Company's actual losses under these guarantees over the last ten years have been negligible. In accordance with Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," no liabilities for pre-January 1, 2003 guarantees have been recorded. For all such guarantees issued after January 1, 2003, the Company has recorded the fair value of the guarantee as a liability and a reduction of the initial revenue recognized on the sale of equipment. Amounts recorded since January 1, 2003 were not significant.

13.  BUSINESS SEGMENT INFORMATION
---------------------------------

                                                                                   Three Months Ended
                                                                                       December 31,
                                                                               2003                     2002
                                                                               ----                     ----
                                                                                     (In thousands)
Net sales to unaffiliated customers:
  Commercial                                                               $   182,996              $   166,751
  Fire and emergency                                                           122,861                  112,956
  Defense                                                                      190,387                  148,609
  Intersegment eliminations                                                     (3,050)                  (1,980)
                                                                            ----------               ----------
    Consolidated                                                           $   493,194              $   426,336
                                                                            ==========               ==========

Operating income (loss):
  Commercial                                                               $     7,187              $     7,652
  Fire and emergency                                                            11,606                   10,025
  Defense                                                                       37,164                    9,588
  Corporate and other                                                           (9,229)                  (6,903)
                                                                            ----------               ----------
    Consolidated operating income                                               46,728                   20,362
Net interest expense                                                              (898)                  (3,222)
Miscellaneous other                                                                (40)                    (276)
                                                                            ----------               ----------
Income before provision for income
  taxes and equity in earnings of
  unconsolidated affiliates                                                $    45,790              $    16,864
                                                                            ==========               ==========

                                                                            December 31,             September 30,
                                                                               2003                     2003
                                                                               ----                     ----
                                                                                        (In thousands)
Identifiable assets:
   Commercial                                                              $   683,504              $   645,930
   Fire and emergency                                                          346,907                  335,509
   Defense                                                                     110,554                  101,570
   Corporate and other                                                           6,449                      123
                                                                            ----------               ----------
     Consolidated                                                          $ 1,147,414              $ 1,083,132
                                                                            ==========               ==========

Net sales by geographic region based on product shipment destination were as follows:

                                                 Three Months Ended
                                                    December 31,
                                             2003                  2002
                                             ----                  ----
                                                   (In thousands)


United States                              $  381,120            $   377,988
Other North America                             2,784                  1,587
Europe and Middle East                         98,065                 37,642
Other                                          11,225                  9,119
                                            ---------             ----------
     Consolidated                          $  493,194            $   426,336
                                            =========             ==========

Item 2.  Oshkosh Truck Corporation
Management's Discussion and Analysis of
Consolidated Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Truck Corporation (the "Company" or "Oshkosh") believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, targets, projected sales, costs, earnings, capital spending and debt levels, and plans and objectives of management for future operations, including those under the caption "Fiscal 2004 Outlook" are forward-looking statements. When used in this Form 10-Q, words such as "may," "will," "expect," "intend," "estimates," "anticipate," "believe," "should" or "plans" or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the success of the launch of the Revolution(TM) composite concrete mixer drum, the outcome of defense truck procurement competitions, the cyclical nature of the Company's commercial and fire and emergency markets, risks related to reductions in government expenditures, the uncertainty of government contracts, the challenges of identifying acquisition candidates and integrating acquired businesses, risks associated with international operations and sales, including foreign currency fluctuations, disruptions in the supply of parts or components from sole source suppliers and subcontractors and competition. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on January 22, 2004.

All forward-looking statements, including those under the caption "Fiscal 2004 Outlook," speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. The Company has adopted a policy that if the Company makes a determination that it expects the Company's earnings per share for future periods for which projections are contained in this Quarterly Report on Form 10-Q to be lower than those projections, then the Company will publicly disseminate that fact. The Company's policy also provides that if the Company makes a determination that it expects earnings per share for future periods to be at or above the projections contained in this Quarterly Report on Form 10-Q, then the

Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company's next quarterly conference call, if at all.

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

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in thousands):

                                                       First Quarter
                                                           Fiscal
                                                   2004             2003
                                                   ----             ----
Net sales to unaffiliated customers:
  Commercial                                      $   182,996      $   166,751
  Fire and emergency                                  122,861          112,956
  Defense                                             190,387          148,609
  Intersegment eliminations                            (3,050)          (1,980)
                                                   ----------       ----------
    Consolidated                                  $   493,194      $   426,336
                                                   ==========       ==========

First Quarter Fiscal 2004 Compared to 2003

Consolidated net sales increased 15.7% to $493.2 million for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Net sales increases were recorded in all segments.

Commercial segment net sales increased 9.7% to $183.0 million for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Concrete placement product sales were down 1.2% in 2004 compared to 2003, largely due to lower unit sales volume, offset in part by a higher mix of package sales which include both a rear-discharge concrete mixer truck body and a purchased chassis. Refuse product sales were up 21.2% compared to 2003. U.S. refuse product sales increased 17.0% for the quarter, primarily due to higher unit sales, especially to large, U.S. commercial waste-haulers. European refuse product sales were up 29.0% compared to 2003, generally as a result of increased unit sales and because of favorable currency translation adjustments as a result of the increased strength of the euro compared to the U.S. dollar.

Fire and emergency segment net sales increased 8.8% to $122.9 million for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, principally due to higher airport product sales.

Defense segment net sales increased 28.1% to $190.4 million for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Increased international sales of heavy trucks, including shipments under the Company's contract with the United Kingdom Ministry of Defence for Heavy Equipment Transporters ("U.K. HET"), and higher parts sales resulting from the conflicts in Iraq and Afghanistan more than offset lower Medium Tactical Vehicle Replacement ("MTVR") contract sales. MTVR sales decreased $32.0 million as the production rate under this five-year contract declined in advance of contract expiration in fiscal 2005.

Analysis of Consolidated Operating Income

The following table presents operating income by business segment (in thousands):

                                                           First Quarter
                                                              Fiscal
                                                        2004           2003
                                                        ----           ----
Operating income (expense):
  Commercial                                        $    7,187     $   7,652
  Fire and emergency                                    11,606        10,025
  Defense                                               37,164         9,588
  Corporate and other                                   (9,229)       (6,903)
                                                     ---------      --------
    Consolidated operating income                   $   46,728     $  20,362
                                                     =========      ========

First Quarter Fiscal 2004 Compared to 2003

Consolidated operating income increased 129.5% to $46.7 million, or 9.5% of sales, in the first quarter of fiscal 2004 compared to $20.4 million, or 4.8% of sales, in the first quarter of fiscal 2003.

Commercial segment operating income decreased 6.1% to $7.2 million, or 3.9% of sales, in the quarter compared to $7.7 million, or 4.6% of sales, in the prior year quarter. Operating income margins fell in the first quarter of fiscal 2004 compared to the prior year quarter due to a higher mix of relatively lower-margin package sales and increased new product development expense.

Fire and emergency segment operating income increased 15.8% to $11.6 million, or 9.4% of sales, in the quarter compared to $10.0 million, or 8.9% of sales, in the prior year quarter. A strong product mix and improved manufacturing efficiencies contributed to the higher margins in the current quarter.

Defense segment operating income increased 287.6% to $37.2 million, or 19.5% of sales, in the quarter compared to $9.6 million, or 6.5% of sales, in the prior year quarter. Operating income increased despite declining sales of lower-margin MTVR trucks. The largest contributor to the higher operating income results in the first quarter was the higher international defense truck sales in the quarter. As a result of a warranty settlement and positive cost performance due to increased overall defense segment production volume, the Company recorded a cumulative life-to-date adjustment totaling $6.5 million, including $6.2 million related to prior period revenues of $769.6 million, to increase the life-to-date margins recognized on its MTVR contract from 5.5% to 6.3%. Margins on the MTVR contract were 4.3% in the first quarter of fiscal 2003. Operating income in the first quarter also significantly benefited from increased sales of higher-margin parts and lower bid and proposal spending compared to the prior year.

Corporate operating expenses and inter-segment profit elimination increased $2.3 million to $9.2 million in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Current quarter results included higher variable incentive compensation and investments in people and services.

Consolidated operating expenses increased 11.8% to $41.7 million, or 8.5% of sales, in the first quarter of fiscal 2004 compared to $37.3 million, or 8.7% of sales in the first quarter of fiscal 2003. Increased corporate expenses and variable selling expenses were partially offset by lower bid and proposal costs in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2004 Compared to 2003

Net interest expense decreased $2.3 million to $0.9 million in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, largely as a result of lower average borrowings and the impact of the September 2003 early retirement of $100 million of 8 3/4% fixed rate debt.

The effective income tax rate was 36.5% for the first quarter of fiscal 2004 compared to 36.8% in the first quarter of fiscal 2003.

Equity in earnings of unconsolidated affiliates of $0.6 million in the first quarter of fiscal 2004 and 2003 primarily represents the Company's equity interest in a lease financing partnership.

Financial Condition

First Quarter of Fiscal 2004

During the first three months of fiscal 2004, borrowings under the Company's revolving credit facility of $20.1 million and $1.0 million of other long-term borrowings funded cash used in operating activities of $12.1 million, capital expenditures of $4.7 million and an increase in cash of $4.3 million. Cash used in operations during the first three months of fiscal 2004 increased compared to the three months ended December 31, 2002 despite higher earnings as the Company had higher levels of inventory and receivables, principally related to increased defense parts sales and international business growth. During the first three months of fiscal 2003, the Company was liquidating significant receivables and inventories associated with a large foreign military sale.

The Company's debt-to-total capital ratio at December 31, 2003 was 11.7% compared to 9.3% at September 30, 2003.

Liquidity and Capital Resources

The Company had $73.9 million of unused availability under the terms of its revolving credit facility as of December 31, 2003. The Company's primary cash requirements include working capital, interest payments on indebtedness, capital expenditures, dividends, and, potentially, future acquisitions. The Company expects its primary sources of cash will be cash flow from operations and borrowings under the Company's revolving credit facility.

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

The Company's revolving credit facility contains various restrictions and covenants, including (1) limits on payments of dividends and repurchases of the Company's stock; (2) requirements that the Company maintain certain financial ratios at prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. These restrictions and covenants could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

Interest rates on borrowings under the Company's revolving credit facility are variable and are equal to the "Base Rate" (which is equal to the higher of a bank's reference rate and the federal funds rate plus 0.50%) or the "IBOR Rate" (which is the bank's inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 1.00% for IBOR Rate loans under the Company's revolving credit facility as of December 31, 2003. The margin is subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rate on borrowings outstanding at December 31, 2003 was 2.84%. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

In addition to the Company's revolving credit facility, the Company's wholly-owned subsidiary in the Netherlands, Geesink Group B.V. and certain of its affiliates are party to a euro 2.5 million bank credit facility (the "facility") which supports a cross-border cash pooling arrangement. There were no borrowings outstanding under the facility at December 31, 2003. See Note 9 to the Notes to Condensed Consolidated Financial Statements.

Based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2004. See "Fiscal 2004 Outlook." Debt levels and capital resource requirements may change, however, because the Company maintains an active acquisitions strategy and the Company cannot reasonably estimate the capital requirements of this strategy. In addition, the Company could face significant working capital requirements in the event of an award of major new business arising from a current truck procurement competition in the U.K.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet
Arrangements

The Company's contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K for the year ended September 30, 2003 have not materially changed since that report was filed.

Application of Critical Accounting Policies

The Company's application of critical accounting policies disclosures in its Annual Report on Form 10-K for the year ended September 30, 2003 have not materially changed since that report was filed.

Critical Accounting Estimates

The Company's disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2003 have not materially changed since that report was filed.

New Accounting Standards

Refer to Note 2 to the Condensed Consolidated Financial Statements for a discussion of the impact on the Company's financial statements of new accounting standards.

Customers and Backlog

Sales to the DoD comprised approximately 33% of the Company's sales in the first three months of fiscal 2004. No other single customer accounted for more than 10% of the Company's net sales for this period. A substantial majority of the Company's net sales are derived from customer orders prior to commencing production.

The Company's backlog at December 31, 2003 increased 33.8% to $1,437.7 million compared to $1,074.3 million at December 31, 2002. Commercial segment backlog increased 41.3% to $215.4 million at December 31, 2003 compared to December 31, 2002. Unit backlog for front-discharge concrete mixers was up 35.3% while unit backlog for rear-discharge concrete mixers was up 70.7% as concrete placement markets began to strengthen during the first quarter. Unit backlog for refuse packers was up 90.7% domestically and down 11.6% in Europe. Domestic refuse backlog improved due to improving orders from commercial waste haulers. Although orders increased during the quarter ended December 31, 2003, European refuse backlog remained down due to a soft European economy. Fire and emergency segment backlog increased 10.1% to $347.6 million at December 31, 2003 compared to December 31, 2002, due to higher orders in the six months ended December 31, 2003 compared to the same period ended December 31, 2002. The defense segment backlog increased 44.3% to $874.8 million at December 31, 2003 compared to December 31, 2002, principally due to the award of a U. K. Wheeled Tanker contract with shipments commencing in fiscal 2005, increased parts and heavy truck orders related to the conflicts in Iraq and Afghanistan and due to funding received under the Company's Family of Heavy Tactical Vehicles ("FHTV") and MTVR contracts and the recently awarded $49.4 million contract to remanufacture heavy trucks for the U.S. military. Approximately 31.6% of the Company's December 31, 2003 backlog is not expected to be filled in fiscal 2004.

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

Fiscal 2004 Outlook

The Company estimates that fiscal 2004 consolidated net sales will approximate $1.97 billion, up 2.3% from fiscal 2003 net sales. If the U.S. Marine Corps funds the wrecker under the MTVR contract, then the Company's consolidated sales estimate would increase by approximately $30.0 million. No acquisitions are assumed in any of the Company's fiscal 2004 estimates. Also, all comparisons are to fiscal 2003 actual results.

The Company estimates that commercial sales will increase about 9.2% to approximately $810.0 million in fiscal 2004. The Company is projecting an increase in concrete placement sales of about 9.0% in fiscal 2004, reflecting industry volume growth due to a modest economic recovery and the launch of the Revolution(TM) composite mixer drum. The Company expects to sell approximately 650 Revolution(TM) composite concrete mixer drums in fiscal 2004. The Company is projecting domestic refuse sales to increase about 17.0% in fiscal 2004, largely due to projected volume increases with the largest U.S. waste haulers, with the Company expecting municipal refuse spending to remain soft. The Company expects that Geesink Norba Group refuse product sales will be basically flat in fiscal 2004 with no recovery in the European market and based on the current strong euro to the U.S. dollar.

The Company expects that fire and emergency sales will be down about 3.7% to approximately $515.0 million. The Company believes that industry fire apparatus market volumes may be down 10.0% in fiscal 2004 due to municipal and state budget constraints. The Company expects strong snow removal and aircraft rescue and firefighting vehicle sales to offset some of the weakness in fire apparatus sales.

The Company is projecting defense sales to decrease 0.3% to $655.0 million. The Company believes this estimate could increase by approximately $30.0 million if the U.S. Marine Corps funds the MTVR wrecker requirement. Before consideration of any potential MTVR wrecker call-up, the Company expects MTVR sales to decline about $126.0 million in fiscal 2004, consistent with contract requirements. The Company estimates that most of that decrease will be offset by higher estimated international sales, higher parts sales and higher sales under the Company's FHTV contract.

By quarter, the Company estimates that fiscal 2004 sales will approximate $472.5 million in quarter two, $528.5 million in quarter three and $476.0 million in quarter four.

The Company is projecting consolidated operating income to be up about 24.6% to approximately $161.0 million in fiscal 2004.

In the commercial segment, the Company projects operating income to increase 25.7% to $50.5 million. The Company is projecting margins to increase in this segment due to improved manufacturing efficiencies resulting from higher sales volume and higher margins on expected sales of its new Revolution(TM) composite mixer drum.

The Company is projecting fire and emergency segment operating income to decrease 3.0% to $50.5 million in fiscal 2004, consistent with the estimated sales decrease in this segment.

The Company is projecting defense operating income to increase 36.8% to $94.0 million in fiscal 2004. This estimate assumes lower bid and proposal spending, substantially lower sales of relatively lower-margin MTVR trucks, but increased sales of relatively higher-margin FHTV and international defense trucks. The estimate also includes the benefit of sales of the recently-awarded $49.4 million remanufacturing contract and increased parts sales. This estimate assumes the MTVR contract margins remain at 6.3%. The Company continues to target higher margins over the contract life. Quarterly, the Company monitors manufacturing cost performance and the durability of fielded trucks, among other factors, and adjusts margins on the contract based on revised estimates to complete this contract. Another important factor impacting defense segment earnings in fiscal 2004 will be the status of a U.S. Marine Corps contract modification to the base MTVR contract to fund wreckers on an MTVR chassis. If funded, the Company believes the modification would add approximately $30.0 million in sales at higher margins than earned under the base MTVR contract.

The Company expects corporate expenses to approximate $34.0 million in fiscal 2004, up from $31.8 million in fiscal 2003. This increase reflects higher estimated variable compensation and other estimated expense increases. The Company is projecting net interest costs to decrease $7.0 million in fiscal 2004 to $5.0 million, reflecting available cash flow and the early repayment of senior subordinated notes in September 2003.

The Company estimates that in fiscal 2004 its effective tax rate will approximate 36.5% and that equity in earnings of its unconsolidated affiliates will approximate $2.2 million after taxes.

These estimates result in the Company's estimate of fiscal 2004 net income increasing 33.8% to $101.2 million. By quarter, the Company expects that net income will approximate $18.4 million in quarter two, $27.1 million in quarter three and $26.0 million in quarter four. Based on an estimated 36.15 million average diluted shares outstanding for the year, these net income estimates result in earnings per share estimates of $0.51 in quarter two, $0.75 in quarter three, and $0.71 in quarter four. Net income and earnings per share are projected to decline in the fourth quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003 when a cumulative adjustment was made to increase MTVR margins.

The Company estimates that debt will fluctuate with seasonal working capital needs increasing to $80.0 million at March 31, 2004 and then decrease to $50.0 million at June 30, 2004 and $20.0 million at September 30, 2004. The Company anticipates capital spending to approximate $30.0 million in fiscal 2004, much of which the Company expects will support the continued worldwide rollout of the Revolution(TM) composite mixer drum.

Looking forward to fiscal 2005, the Company expects MTVR contract sales to decline further as this contract concludes. By then, the Company hopes that other defense truck sales opportunities, an economic recovery, the rollout of the Revolution(TM) composite mixer drum and, potentially, acquisitions would offset MTVR sales declines.

The expectations set forth in "Fiscal 2004 Outlook" are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, the sale of 650 Revolution(TM) composite mixer drums in the U.S. in fiscal 2004 at favorable pricing and costs; the Company's estimates for concrete placement activity, housing starts and mortgage rates; a modest economic recovery in the U.S. and no economic recovery in Europe; the Company's expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company's ability to achieve cost reductions; the anticipated level of production and margins associated with the MTVR contract and a related MTVR wrecker variant contract and the funding thereof; international defense truck contracts and the FHTV contract; the expected level of U.S. Department of Defense procurement of replacement parts and remanufacturing of trucks; the expected level of commercial "package" body and purchased chassis sales compared to "body only" sales; the Company's estimates for capital expenditures of municipalities for fire and emergency and refuse products, of airports for rescue and snow removal products and of large commercial waste haulers generally and with the Company; the Company's ability to sustain market share gains by its fire and emergency and refuse products businesses; anticipated levels of capital expenditures, especially with respect to the rollout of the Revolution composite mixer drum; the Company's planned spending on new product development; the Company's estimates for costs relating to litigation, insurance, raw materials and components; the Company's targets for Geesink Norba Group sales and operating income; the Company's planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the Company's estimates for debt levels, interest rates and working capital needs; and that the Company does not complete any acquisitions. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company's ability to achieve the results that the forward-looking statements contemplate.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2003 and have not materially changed since that report was filed except as noted below.

The Company's export sales have historically been denominated in the Company's functional currency, the U.S. dollar. In March 2003, the Company entered into a multi-year contract to provide Wheeled Tanker systems to the U.K. Ministry of Defence. This contract, which is included in the Company's backlog at December 31, 2003 and which calls for deliveries in fiscal 2005 through fiscal 2007, is denominated in British Sterling. Additionally, in connection with this Wheeled Tanker contract, the Company has entered into requirements subcontracts with various third parties. Certain of these subcontracts call for payments in euros and British Sterling. The Company has hedged a significant portion of the forecasted cash flows related to this contract by entering into forward foreign exchange contracts. Any portion of these contractual cash flows that remain unhedged will subject the Company to foreign currency transaction risk and related financial volatility. See Note 8 to the Condensed Consolidated Financial Statements for details regarding the Company's use of forward foreign exchange contracts in connection with the Wheeled Tanker contract and other forecasted purchases and sales denominated in foreign currency.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended December 31, 2003. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2003 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                            OSHKOSH TRUCK CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                                December 31, 2003



Item 1. Legal Proceedings

      None.


Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits
-------------------
31.1 Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 30, 2004.

31.2 Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 30, 2004.


32.1 Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. ss.1350, dated January 30, 2004.

32.2 Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss.1350, dated January 30, 2004.


(b)      Reports on Form 8-K
----------------------------

      Current Report on Form 8-K dated October 28, 2003 reporting the announcement of the Company's earnings for the fiscal year ended September 30, 2003, a conference call in connection with such announcement and risk factors for the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               OSHKOSH TRUCK CORPORATION

January 30, 2004               /S/  R. G. Bohn
                           -----------------------------------------------------
                           R. G. Bohn
                           Chairman, President and
                           Chief Executive Officer
                          (Principal Executive Officer)


January 30, 2004             /S/ C. L. Szews
                           -----------------------------------------------------
                           C. L. Szews
                           Executive Vice President and
                           Chief Financial Officer
                           (Principal Financial Officer)



January 30, 2004             /S/ T. J. Polnaszek
                           -----------------------------------------------------
                           T. J. Polnaszek
                           Vice President and Controller
                           (Principal Accounting Officer)

EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------
31.1 Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 30, 2004.

31.2 Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 30, 2004.


32.1 Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. ss.1350, dated January 30, 2004.

32.2 Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss.1350, dated January 30, 2004.