Form 10-Q
period 2004-03-31
OSHKOSH TRUCK CORP
filed 2004-04-28
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission File Number  1-31371

Oshkosh Truck Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0520270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2307 Oregon Street, P.O. Box 2566, Oshkosh, Wisconsin	54903
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (920) 235-9151

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X               No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       X               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock Outstanding as of April 23, 2004:   810,700

Common Stock Outstanding as of April 23, 2004:   34,438,912

OSHKOSH TRUCK CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED MARCH 31, 2004

			Page

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income
	–	Three Months Ended and Six Months Ended March 31, 2004 and 2003	3

	Condensed Consolidated Balance Sheets
	–	March 31, 2004 and September 30, 2003	4

	Condensed Consolidated Statement of Shareholders' Equity
	–	Six Months Ended March 31, 2004	5

	Condensed Consolidated Statements of Cash Flows
	–	Six Months Ended March 31, 2004 and 2003	6

	Notes to Condensed Consolidated Financial Statements
	–	March 31, 2004	7

Item 2.	Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations		22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		38

Item 4.	Controls and Procedures		38

Part II. Other Information

Item 1.	Legal Proceedings		40

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities		40

Item 4.	Submission of Matters To a Vote of Security Holders		40

Item 6.	Exhibits and Reports on Form 8-K		41

Signatures			42

PART I. ITEM 1. FINANCIAL INFORMATION
OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net sales	$518,213	$453,377	$1,011,407	$879,713
Cost of sales	440,450	387,585	845,222	756,282

Gross income	77,763	65,792	166,185	123,431
Operating expenses:
Selling, general and administrative	41,009	39,798	81,040	75,473
Amortization of purchased intangibles	1,669	1,607	3,332	3,209

Total operating expenses	42,678	41,405	84,372	78,682

Operating income	35,085	24,387	81,813	44,749
Other income (expense):
Interest expense	(1,401)	(3,497)	(2,549)	(6,906)
Interest income	331	307	581	494
Miscellaneous, net	600	601	560	325

	(470)	(2,589)	(1,408)	(6,087)

Income before provision for income taxes
and equity in earnings of
unconsolidated affiliates	34,615	21,798	80,405	38,662
Provision for income taxes	12,636	8,178	29,348	14,382

Income before equity in earnings
of unconsolidated affiliates	21,979	13,620	51,057	24,280
Equity in earnings of unconsolidated
affiliates, net of income taxes	494	494	1,114	1,126

Net income	$22,473	$14,114	$52,171	$25,406

Earnings per share	$0.64	$0.42	$1.49	$0.75
Earnings per share assuming dilution	$0.62	$0.40	$1.46	$0.73
Cash dividends:
Class A Common Stock	$0.05000	$0.03750	$0.10000	$0.07500
Common Stock	$0.05750	$0.04313	$0.11500	$0.08625

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2004	September 30, 2003
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,458	$19,245
Receivables, net	221,533	159,752
Inventories	328,900	242,076
Prepaid expenses	8,793	10,393
Deferred income taxes	33,516	35,092

Total current assets	617,200	466,558
Investment in unconsolidated affiliates	22,601	21,977
Other long-term assets	16,145	7,852
Property, plant and equipment:
Land	15,227	14,942
Equipment on operating lease to others	8,225	7,574
Buildings	97,252	95,273
Machinery and equipment	174,667	167,481

	295,371	285,270
Less accumulated depreciation	(144,849)	(138,801)

Net property, plant and equipment	150,522	146,469
Purchased intangible assets, net	99,596	102,460
Goodwill	344,114	337,816

Total assets	$1,250,178	$1,083,132

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$153,403	$115,739
Floor plan notes payable	36,057	18,730
Customer advances	174,866	164,460
Payroll-related obligations	35,602	33,712
Income taxes	1,369	263
Accrued warranty	29,232	29,172
Other current liabilities	61,740	54,293
Revolving credit facility and current maturities of long-term debt	69,093	51,625

Total current liabilities	561,362	467,994
Long-term debt	691	1,510
Deferred income taxes	41,764	47,619
Other long-term liabilities	69,323	47,146
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; authorized 4,000,000 shares;
none issued and outstanding	--	--
Class A Common Stock, $.01 par value; authorized 2,000,000 shares;
issued - 810,700 in 2004 and 815,290 in 2003	8	8
Common Stock, $.01 par value; authorized 120,000,000 shares;
issued - 34,853,358 in 2004 and 34,848,768 in 2003	348	348
Paid-in capital	138,748	129,863
Retained earnings	417,546	369,407
Common Stock in treasury, at cost; 414,446 shares in 2004 and
804,892 shares in 2003	(2,197)	(3,760)
Unearned compensation	(3,058)	(3,401)
Accumulated other comprehensive income	25,643	26,398

Total shareholders' equity	577,038	518,863

Total liabilities and shareholders' equity	$1,250,178	$1,083,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED MARCH 31, 2004
(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Common Stock in Treasury at Cost	Unearned Compensation	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance at September 30, 2003	$356	$129,863	$369,407	$(3,760)	$(3,401)	$26,398	$518,863
Net income	--	--	52,171	--	--	--	52,171
Loss on derivative
instruments (net of income
tax benefit of $6,517)	--	--	--	--	--	(11,097)	(11,097)
Currency translation
adjustments	--	--	--	--	--	10,342	10,342
Cash dividends:
Class A Common Stock	--	--	(81)	--	--	--	(81)
Common Stock	--	--	(3,951)	--	--	--	(3,951)
Purchase of Common Stock	--	--	--	(18)	--	--	(18)
Amortization of unearned
compensation	--	--	--	--	343	--	343
Exercise of stock options	--	2,908	--	1,581	--	--	4,489
Tax benefit related to
stock options exercised	--	5,977	--	--	--	--	5,977

Balance at March 31, 2004	$356	$138,748	$417,546	$(2,197)	$(3,058)	$25,643	$577,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2004	2003
	(In thousands)
Operating activities:
Net income	$52,171	$25,406
Non-cash and other adjustments	13,630	9,979
Changes in operating assets and liabilities	(61,440)	(25,469)

Net cash provided from operating activities	4,361	9,916
Investing activities:
Additions to property, plant and equipment	(13,446)	(11,767)
Proceeds from sale of assets	104	3,760
Increase in other long-term assets	(4,195)	(8,409)

Net cash used for investing activities	(17,537)	(16,416)
Financing activities:
Net borrowings under revolving credit facility	17,500	--
Proceeds from issuance of long-term debt	965	--
Repayment of long-term debt	(1,824)	(12,219)
Dividends paid	(4,012)	(2,927)
Other	4,471	964

Net cash provided from (used for) financing activities	17,100	(14,182)
Effect of exchange rate changes on cash	1,289	437

Increase (decrease) in cash and cash equivalents	5,213	(20,245)
Cash and cash equivalents at beginning of period	19,245	40,039

Cash and cash equivalents at end of period	$24,458	$19,794

Supplementary disclosures:
Depreciation and amortization	$13,213	$12,328
Cash paid for interest	2,284	7,136
Cash paid for income taxes	21,640	17,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(In thousands, except share and per share amounts)
(Unaudited)

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Oshkosh Truck Corporation (the “Company”) without audit. However, the foregoing financial statements contain all adjustments (which include normal recurring adjustments except as disclosed herein) that are, in the opinion of Company management, necessary to present fairly the condensed consolidated financial statements. Operating results for the periods presented may not be indicative of the annual results.

In the six month period ended March 31, 2004, the Company recorded a cumulative catch-up adjustment to increase the life-to-date margin recognized on its multi-year Medium Tactical Vehicle Replacement (“MTVR”) production contract which is accounted for under the “percentage-of-completion” method. The adjustment was recorded during the Company’s first fiscal quarter and resulted from a settlement during the period of a warranty reimbursement with a supplier and positive cost performance under the contract due to increased overall defense segment production volume. The cumulative life-to-date adjustment increased the margin percentage recognized on the contract from 5.5% to 6.3%. The cumulative life-to-date adjustment increased operating income for the six months ended March 31, 2004 by $6.5 million, net income by $4.1 million and earnings per share by $0.12, including $6.2 million, $3.9 million and $0.11, respectively, relating to revenues recorded in prior periods. The Company had recognized a margin percentage of 4.3% on this contract in the three and six month periods ended March 31, 2003. The Company recognized a margin percentage of 6.3% on the contract during the three-month period ended March 31, 2004.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

2.   NEW ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” (collectively “SFAS No. 132(R)”). SFAS No. 132(R) incorporates all of the disclosure requirements of SFAS No. 132 “Employers Disclosures about Pensions and Other Post-retirement Benefits” and increases annual disclosure requirements to include more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The Company will be required to adopt the new annual disclosure requirements effective September 30, 2004.

SFAS No. 132(R) also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting” to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other post-retirement benefit plans. The Company has adopted the interim-period disclosure requirements of SFAS No. 132(R) effective March 31, 2004. Because SFAS No. 132(R) pertains only to disclosure provisions, the Company’s adoption of SFAS No. 132(R) will not have an impact on the Company’s financial condition, results of operations or cash flows.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised December 2003 (“FIN 46(R)”). FIN 46(R) requires that companies consolidate a variable interest entity if it is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The provisions of FIN 46(R) currently are required to be applied no later than the first reporting period ending after March 15, 2004 for variable interest entities in which the Company holds a variable interest that it acquired on or before January 31, 2003. Companies that acquired a variable interest after January 31, 2003, continue to apply the provisions of FIN 46 or apply FIN 46(R) beginning December 31, 2003. Companies that hold a variable interest in a special purpose entity, as defined, are required to apply either FIN 46 or FIN 46(R) no later than the end of the first reporting period that ends after December 15, 2003. The Company has no special purpose entities, nor has it acquired a variable interest in an entity where the Company is the primary beneficiary since January 31, 2003. Adoption of FIN 46(R) did not have an impact on the Company’s financial condition, results of operations or cash flows because the Company believes it has no variable interest entities.

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-1 permits the sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) and requires certain disclosures pending further consideration of the underlying accounting issues.

In December 2003, the Act was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (“FAS No. 106”), provides that presently enacted changes in the law that take effect in future periods and that will affect the future level of benefit coverage are required to be considered in the current-period measurements for benefits expected to be provided in those future periods. The Act also introduced two new features to Medicare that need to be considered in determining current-period measurements. These features are 1) a subsidy to a plan sponsor based on 28 percent of an individual beneficiary’s annual prescription drug costs between certain amounts (“the subsidy”) and 2) the opportunity for a retiree to obtain a prescription drug benefit under Medicare. Plan sponsors’ eligibility for the subsidy depends upon, among other things, whether the plan’s prescription drug benefit is at least actuarially equivalent to the Medicare Part D benefit and on how many Medicare-eligible retired plan participants choose not to enroll in the voluntary Part D plan. Further, specific regulations necessary to implement the Act have not yet been issued by the appropriate administrative agency.

Because of these and other questions that exist relative to the Act, there is general uncertainty as to both the timing and the type of accounting recognition to be given the subsidy. Questions include whether the subsidy should be accounted for as a reduction of the accumulated pension benefit obligation (“APBO”) and net periodic postretirement benefit cost, or whether the subsidy represents a payment to the plan sponsor which does not represent a direct reduction of postretirement benefit costs.

Because the Company does not have (a) sufficiently reliable information available on which to measure the effects of the Act, or (b) sufficient guidance to ensure that the Company’s accounting for the effects of the Act is consistent with generally accepted accounting principles, the Company has elected to defer recognizing the effects of the Act in the accounting for its plans under FAS No. 106 and in providing disclosures related to the plan required by FAS No. 132(R) until authoritative guidance on the accounting for the federal subsidy is issued or until certain other events occur as provided for under FSP No. 106-1.

Because of the election to follow deferral provisions of FSP No. 106-1, the Company’s financial statements or accompanying notes for periods following enactment of the Act do not give effect to the financial impact of the Act, including any changes in the measurement of the APBO or net periodic postretirement benefit cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and the guidance, when issued, could require the Company to change previously reported information. Although not expected to be material, at this time the Company cannot provide a reasonable estimate of the impact of the Act on its financial condition, results of operations or cash flows.

3.   COMPREHENSIVE INCOME

Total comprehensive income is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income	$22,473	$14,114	$52,171	$25,406
Currency translation adjustments	(5,816)	4,979	10,342	15,990
Derivative instruments,
net of income taxes	(5,062)	(72)	(11,097)	(33)

Comprehensive income	$11,595	$19,021	$51,416	$41,363

4.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Denominator for basic earnings per share	34,995,516	33,976,144	34,897,036	33,929,050
Effect of dilutive options and incentive
compensation awards	1,035,044	908,242	954,025	904,882

Denominator for dilutive earnings
per share	36,030,560	34,884,386	35,851,061	34,833,932

For fiscal 2004, options granted on February 3, 2004 to purchase 48,600 shares of Common Stock at $59.490 per share and for fiscal 2003, options granted on February 4, 2003 to purchase 54,000 shares of Common Stock at $31.235 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Common Stock, and therefore, the effect would have been anti-dilutive.

5.   INVENTORIES

Inventories consist of the following:

	March 31, 2004	September 30, 2003
	(In thousands)
Finished products	$106,433	$68,763
Partially finished products	126,336	114,400
Raw materials	154,067	123,809

Inventories at FIFO cost	386,836	306,972
Less: Performance-based payments on
U.S. government contracts	(41,720)	(50,961)
Excess of FIFO cost over LIFO cost	(16,216)	(13,935)

	$328,900	$242,076

Title to all inventories related to government contracts, which provide for performance-based payments, vests with the government to the extent of unliquidated performance-based payments.

6.   INVESTMENT IN UNCONSOLIDATED AFFILIATES

The Company’s investment in unconsolidated affiliates consists primarily of an interest in Oshkosh/McNelius Financial Services Partnership (“OMFSP”). The Company and an unaffiliated third party are general partners in OMFSP. OMFSP was formed in 1998 when each partner contributed existing lease assets (and in the case of the Company, related notes payable to third party lenders that were secured by such leases) to capitalize the partnership. OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing, primarily to customers of the Company. OMFSP purchases trucks, truck bodies and concrete batch plants from the Company, the Company’s affiliates and, occasionally, unrelated third parties for lease to user-lessees. Company sales to OMFSP were $20.6 million and $21.9 million for the six months ended March 31, 2004 and 2003, respectively. Banks and other third party financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is recourse to, OMFSP. However, all such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of FIN 46(R). Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

Included in investments in unconsolidated affiliates in the Company’s Condensed Consolidated Balance Sheet at March 31, 2004 is the Company’s investment in OMFSP of $22.3 million, which represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in OMFSP. This exposure is a non-cash exposure. Further, the Company has recorded deferred income tax liabilities related to its investment in OMFSP of $23.5 million at March 31, 2004 that are included in long-term deferred income tax liabilities in the Company’s Condensed Consolidated Balance Sheet. Should the Company’s investment in OMFSP be liquidated for any reason, this deferred income tax liability would reverse and result in an increase in current income taxes payable by the Company.

Summarized financial information of OMFSP is as follows:

	March 31, 2004	September 30, 2003
	(In thousands)
Cash and cash equivalents	$4,359	$1,879
Investments in sales-type leases, net	193,002	203,034
Other assets	2,692	1,439

	$200,053	$206,352

Notes payable	$154,125	$161,964
Other liabilities	2,362	1,537
Partners' equity	43,566	42,851

	$200,053	$206,352

	Six Months Ended March 31,
	2004	2003
	(In thousands)
Interest income	$6,565	$7,959
Net interest income	1,923	2,160
Excess of revenues over expenses	1,892	2,268

7.   PURCHASED INTANGIBLE ASSETS AND GOODWILL

The following tables present details of the Company’s purchased intangible assets:

	Weighted-	March 31, 2004
	Average Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Amortizable:
Distribution network	40.0	$53,000	$(9,976)	$43,024
Non-compete	14.5	40,142	(16,866)	23,276
Technology-related	17.7	21,572	(6,104)	15,468
Other	7.6	13,423	(2,352)	11,071

	24.8	128,137	(35,298)	92,839
Non-amortizable tradenames		6,757	--	6,757

Total		$134,894	$(35,298)	$99,596

	Weighted-	September 30, 2003
	Average Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Amortizable:
Distribution network	40.0	$53,000	$(9,314)	$43,686
Non-compete	14.5	40,142	(15,399)	24,743
Technology-related	17.7	21,322	(5,423)	15,899
Other	7.6	13,423	(1,793)	11,630

	24.9	127,887	(31,929)	95,958
Non-amortizable tradenames		6,502	--	6,502

Total		$134,389	$(31,929)	$102,460

Amortization expense recorded for the six months ended March 31, 2004 and 2003 was $3.3 million and $3.2 million, respectively. The estimated future amortization expense of purchased intangible assets as of March 31, 2004 is as follows (in thousands):

Fiscal Year Ending September 30,	Amount
(In thousands)
2004 (remaining six months)	$3,332
2005	6,619
2006	6,615
2007	6,398
2008	6,264
2009	6,264
Future	57,347

$92,839

The following table presents the changes in goodwill during the six months ended March 31, 2004:

Segment	Balance at September 30, 2003	Foreign Currency Translation Adjustment	Balance at March 31, 2004
	(In thousands)
Commercial	$238,474	$6,298	$244,772
Fire and emergency	99,342	--	99,342

Total	$337,816	$6,298	$344,114

8.   FINANCIAL INSTRUMENTS

Historically, the Company has used forward foreign exchange contracts to reduce the exchange rate risk of specific foreign currency transactions. These contracts require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date.

To protect against a reduction in value of certain forecasted foreign currency cash receipts from export sales from April 2004 through December 2006 that will be denominated in British Sterling and to protect against increases in costs of purchases of certain components from April 2004 through October 2006 that are payable in British Sterling or euros, all in connection with the Company’s contract to provide certain tactical military truck systems to the United Kingdom Ministry of Defence, the Company has instituted a foreign currency cash flow hedging program. The Company has hedged a significant portion of its estimated foreign currency cash flows in connection with this contract.

At March 31, 2004, outstanding foreign exchange forward contracts totaled $291.4 million in notional amounts, including $214.1 million in contracts to sell British Sterling, $1.5 million in contracts to purchase British Sterling and $75.8 million in contracts to purchase euros. Net unrealized losses (net of related tax effect of $8.2 million) on outstanding foreign exchange forward contracts at March 31, 2004 totaled $14.0 million and have been included in accumulated other comprehensive income.

As of March 31, 2004, the Company expects to reclassify $0.7 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales and sales of product whose underlying costs contain purchases denominated in foreign currencies. Actual gains or losses on derivative instruments reclassified into earnings in the six month periods ended March 31, 2004 and 2003 were immaterial.

9.   LONG-TERM DEBT

The Company has a $170.0 million revolving credit facility with $68.9 million in borrowings outstanding at March 31, 2004. The weighted average interest rate on bank borrowings outstanding at March 31, 2004 was 2.78%. The revolving credit facility may be increased up to an aggregate maximum outstanding amount of $245.0 million at the Company’s discretion, unless the Company is in default under the senior credit facility.

At March 31, 2004, outstanding borrowings and $25.0 million of outstanding letters of credit reduced immediately available capacity under the revolving credit facility to $76.1 million.

Substantially all the domestic tangible and intangible assets of the Company and its subsidiaries (including the stock of certain subsidiaries) are pledged as collateral under the revolving credit facility. The revolving credit facility includes customary affirmative and negative covenants.

The Company’s wholly-owned subsidiary in the Netherlands, Geesink Group B.V. and certain of its wholly-owned affiliates have a euro 2.5 million bank credit facility (the “facility”) in place at March 31, 2004 in conjunction with its cross-border cash pooling arrangement. The facility provides for borrowings of up to euro 1.5 million and guarantees of up to euro 1.0 million. The facility accrues interest at a floating rate (3.75% at March 31, 2004) and contains certain financial covenants relating to the entities that are party to the agreement. There were no borrowings outstanding under the facility at March 31, 2004.

Certain of the Company’s domestic subsidiaries have outstanding debt to third parties totaling $0.9 million as of March 31, 2004.

10.   STOCK-BASED EMPLOYEE COMPENSATION PLANS

At March 31, 2004, the Company had two stock-based employee compensation plans, one of which is described more fully in Note 10 to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003. Effective February 3, 2004, Class A Common Shareholders approved the 2004 Incentive Stock and Awards Plan which reserves 2,200,000 shares of Common Stock for grants under the plan. The Company accounts for these stock-based plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Except for restricted stock awards granted in September 2002, no stock-based employee compensation cost was reflected in previously reported results for any period, as all options granted under this plan had an exercise price equal to the market value of the underlying Common Stock on the measurement date.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$22,473	$14,114	$52,171	$25,406
Add: Stock-based employee
compensation expense recorded
for restricted stock awards,
net of related tax effects	172	171	343	342
Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects	(970)	(901)	(1,934)	(1,798)

	(798)	(730)	(1,591)	(1,456)

Pro forma net income	$21,675	$13,384	$50,580	$23,950

Earnings per share:
As reported	$0.64	$0.42	$1.49	$0.75
Pro forma	0.62	0.39	1.45	0.71
Earnings per share
assuming dilution:
As reported	$0.62	$0.40	$1.46	$0.73
Pro forma	0.60	0.38	1.41	0.69

11.   COMMITMENTS AND CONTINGENCIES

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

As to one such Superfund site, the Company’s Pierce Manufacturing Inc. (“Pierce”)subsidiary is one of 393 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. At March 31, 2004, a report of the remedial investigation/feasibility study was being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at March 31, 2004. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company’s final share of liability.

In March 2003, the Company and Pierce were each named as one of 52 PRPs participating in the cost of addressing a Superfund site in Milwaukee, Wisconsin. In October 2003, the Company and Pierce, along with 47 other PRPs, entered into buyout agreements with the two PRPs who sent the largest volume of waste to the site. Settlement payments made by the Company and Pierce were insignificant in amount and were based on the amounts and types of waste each company sent to the site. The buyout agreements protect the Company and Pierce from any additional costs associated with the EPA’s requirement for the removal of certain buildings, waste drums, underground storage tanks and contaminated soil at the site. The buyout agreements do not cover any future costs that may be necessary to address groundwater contamination and remediation, if required. The Company believes that any potential remaining liability with respect to this site will not be material and that it is adequately covered through reserves established by the Company.

The Company is addressing a regional trichloroethylene (“TCE”) groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company’s North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the Company. However, this may change as investigations proceed by the Company, other unrelated property owners and the government.

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

At March 31, 2004 and September 30, 2003, the reserve for environmental matters was $5.5 million and $5.3 million, respectively.

The Company has guaranteed certain customers’ obligations under deferred payment contracts and lease purchase agreements. The Company’s guarantee is limited to $1.0 million per year during the period in which customer obligations are outstanding. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $147.0 million and open standby letters of credit issued by the Company’s bank in favor of third parties totaling approximately $25.0 million at March 31, 2004.

Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $1.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At March 31, 2004 and September 30, 2003, the reserve for product and general liability claims was $17.7 million and $18.0 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, employment, product liability and state dealership regulation compliance proceedings that arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to such matters and claims, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

12.   WARRANTY AND GUARANTEE ARRANGEMENTS

The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer.

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

Changes in the Company’s warranty liability were as follows (in thousands):

	Six Months Ended March 31,
	2004	2003
Balance at beginning of period	$29,172	$24,015
Warranty provisions for the period	8,702	9,969
Settlements made during the period	(8,018)	(10,836)
Changes in liability for pre-existing warranties
during the period, including expirations	(754)	2,874
Foreign currency translation adjustment	130	275

Balance at end of period	$29,232	$26,297

In the fire and emergency segment, the Company provides guarantees of lease payments by customer-lessees to a third-party lessor of equipment purchased from the Company. The guarantee is limited to $1.0 million per year in total and is supported by the residual value of the related equipment. The Company’s actual losses under these guarantees over the last ten years have been negligible. In accordance with Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” no liabilities for pre-January 1, 2003 guarantees have been recorded. For all such guarantees issued after January 1, 2003, the Company has recorded the fair value of the guarantee as a liability and a reduction of the initial revenue recognized on the sale of equipment. Amounts recorded since January 1, 2003 were not significant.

13.   PENSION DISCLOSURES

Components of net periodic pension benefit cost were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Service cost	$1,303	$928	$2,606	$1,856
Interest cost	1,446	1,275	2,892	2,550
Expected return on plan assets	(1,703)	(1,478)	(3,406)	(2,956)
Amortization of prior service cost	115	105	230	210
Amortization of transition asset	(16)	(16)	(32)	(32)
Amortization of net (gain)loss	325	171	650	342

Net periodic benefit cost	$1,470	$985	$2,940	$1,970

The Company made a $6.9 million contribution to its pension plans in March 2004 and another $6.7 million contribution in April 2004. No additional contributions are expected to be made in fiscal 2004.

Components of net periodic other post-employment benefit costs were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Service cost	$228	$136	$456	$272
Interest cost	260	202	520	404
Amortization of net (gains)losses	13	(12)	26	(24)

	$501	$326	$1,002	$652

The Company made contributions to fund benefit payments of $0.2 million and $0.3 million for the three and six month periods ended March 31, 2004 under its other post-employment benefit plans. The Company estimates additional contributions of approximately $0.3 million will be made under these other post-employment plans prior to the end of fiscal 2004.

14.   BUSINESS SEGMENT INFORMATION

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net sales to unaffiliated customers:
Commercial	$217,802	$182,398	$400,798	$349,149
Fire and emergency	135,639	141,586	258,500	254,542
Defense	168,137	130,551	358,524	279,160
Intersegment eliminations	(3,365)	(1,158)	(6,415)	(3,138)

Consolidated	$518,213	$453,377	$1,011,407	$879,713

Operating income (loss):
Commercial	$9,439	$11,384	$16,626	$19,036
Fire and emergency	11,211	14,315	22,817	24,340
Defense	23,035	6,738	60,199	16,326
Corporate and other	(8,600)	(8,050)	(17,829)	(14,953)

Consolidated operating income	35,085	24,387	81,813	44,749
Net interest expense	(1,070)	(3,190)	(1,968)	(6,412)
Miscellaneous other	600	601	560	325

Income before provision for income
taxes and equity in earnings of
unconsolidated affiliates	$34,615	$21,798	$80,405	$38,662

	March 31, 2004	September 30, 2003
	(In thousands)
Identifiable assets:
Commercial	$746,743	$645,930
Fire and emergency	356,376	335,509
Defense	138,465	101,570
Corporate and other	8,594	123

Consolidated	$1,250,178	$1,083,132

Net sales by geographic region based on product shipment destination were as follows:

	Six Months Ended March 31,
	2004	2003
	(In thousands)
United States	$811,697	$774,895
Other North America	5,730	2,783
Europe and Middle East	171,297	88,627
Other	22,683	13,408

Consolidated	$1,011,407	$879,713

Item 2. Oshkosh Truck Corporation
Management’s Discussion and Analysis of
Consolidated Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Truck Corporation (the “Company” or “Oshkosh”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital spending and debt levels, and plans and objectives of management for future operations, including those under the captions, “Executive Overview” and “Fiscal 2004 Outlook,” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimates,” “anticipate,” “believe,” “should” or “plans” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the success of the launch of the Revolution™ composite concrete mixer drum, the outcome of defense truck procurement competitions, the cyclical nature of the Company’s commercial and fire and emergency markets, risks related to reductions in government expenditures, the uncertainty of government contracts, the challenges of identifying acquisition candidates and integrating acquired businesses, rapidly rising steel prices and the Company’s ability to avoid such price increases based on its supply contracts or to recover such price increases with increases in selling prices of its products, risks associated with international operations and sales, including foreign currency fluctuations, disruptions in the supply of parts or components from sole source suppliers and subcontractors and competition. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2004.

All forward-looking statements, including those under the captions “Executive Overview” and “Fiscal 2004 Outlook,” speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. The Company has adopted a policy that if the Company makes a determination that it expects the Company’s earnings per share for future periods for which projections are contained in this Quarterly Report on Form 10-Q to be lower than those projections, then the Company will publicly disseminate that fact. The Company’s policy also provides that if the Company makes a determination that it expects earnings per share for future periods to be at or above the projections contained in this Quarterly Report on Form 10-Q, then the Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company’s next quarterly conference call, if at all.

General

The major products manufactured and marketed by each of the Company’s business segments are as follows:

Commercial – concrete mixer systems, refuse truck bodies, mobile and stationary refuse compactors and waste transfer stations, portable concrete batch plants and truck components sold to ready-mix companies and commercial and municipal waste haulers in the U.S., Europe and other international markets.

Fire and emergency – commercial and custom fire trucks, aircraft rescue and firefighting trucks, snow removal trucks, ambulances and other emergency vehicles primarily sold to fire departments, airports and other governmental units in the U.S. and abroad.

Defense – heavy- and medium-payload tactical trucks and supply parts sold to the U.S. military and to other militaries around the world.

Executive Overview

The Company has reported substantially higher operating results in the three months ended March 31, 2004 and the first six months of fiscal 2004 and expects to report substantially higher operating results for its full fiscal year 2004, as follows:

	Percentage Increase (Decrease) vs. Prior Year
	Actual Second Quarter Fiscal 2004	Actual First Half Fiscal 2004	Full Year Fiscal 2004 Estimate (1)
Sales	14.3%	15.0%	8.3%
Operating income	43.9%	82.8%	28.1%
Net income	59.2%	105.3%	38.6%
Earnings per share assuming dilution	55.0%	100.0%	34.3%

(1)   Company estimates as of April 27, 2004

The improved results in the first half of fiscal 2004 have been driven by the Company’s defense segment, which has benefited from new international defense truck business, higher sales of heavy-payload trucks to the U.S. Department of Defense (“DoD”), an approximate doubling in parts sales due to requirements arising from conflicts in Iraq and Afghanistan, and a cumulative catch-up adjustment that added $6.2 million of operating income related to revenues recorded in prior periods from an increase in the estimated margins from 5.5% to 6.3% on the Company’s multi-year Medium Tactical Vehicle Replacement (“MTVR”) contract, which is recorded utilizing the percentage-of-completion accounting method. These factors have caused the Company’s defense sales and operating income to surge 28.4% and 268.7%, respectively, during the first half of fiscal 2004. The Company expects its defense parts business to remain substantially higher than prior year levels during the second half of fiscal 2004 due to a high defense parts backlog at March 31, 2004 and continuing U.S. armed forces operational requirements in Iraq and Afghanistan. The Company expects that its defense truck sales will decline in the second half of fiscal 2004 due to lower international and lower MTVR sales in the second half of fiscal 2004 as the Company completed its multi-year U.K. Heavy Equipment Transporter contract in the second quarter and as MTVR unit volume continues to decline in advance of the MTVR contract’s expiration in fiscal 2005. For the full fiscal year, the Company expects its defense sales to grow approximately 11.1% and its defense operating income to grow 45.6%.

The Company’s other business segments have underperformed prior year levels in the first half of fiscal 2004, but the Company believes that these businesses will begin to recover in the second half of fiscal 2004 as order rates and backlogs have been improving in these segments following two years of industry weakness.

In the Company’s fire and emergency segment, sales were up 1.6% in the first half of fiscal 2004, but operating income declined 6.3%. Due to six to nine month lead times for custom fire apparatus, shipments in the first half of fiscal 2004 largely related to orders received in fiscal 2003. During fiscal 2003, industry order rates declined over 10%, which the Company believes caused pricing to be competitive for the lower volume of available business, and industry orders were particularly weak for higher-margin custom pumpers and aerials. Since the Company’s orders increased slightly in fiscal 2003, the Company believes that its weak performance in the first half of fiscal 2004 significantly outpaced the industry and permitted the Company to gain market share. The Company’s orders have increased over the last nine months compared to prior year levels, which leads the Company to believe that fire apparatus market conditions are improving. Consequently, the Company expects to report improved sales and earnings in this segment in the second half of fiscal 2004 as these recent orders are shipped. The Company estimates flat operating income in this segment for the full year fiscal 2004.

The Company’s commercial segment has realized significantly higher orders in all product lines except European refuse products in the first half of fiscal 2004 leading to a 14.8% increase in commercial segment sales during this period. The Company’s operating income during this period, however, declined 12.7%. The reasons for the decline are outlined in detail under Results of Operations and include manufacturing inefficiencies, competitive pricing conditions as a result of new market entrants in rear-and front-discharge concrete mixers and high start-up costs on new product launches. At March 31, 2004, the Company’s backlog in its commercial segment was up 64.0% as industry order volumes have rebounded from a two-year downturn. Entering the second half of fiscal 2004 with this strong backlog leads the Company to believe that its commercial segment will perform much better in the second half of fiscal 2004, and the Company expects its operating income to grow approximately 18.2% in this segment for the full year fiscal 2004.

Over the last year, the Company’s cash flow has been strong due to earnings growth, permitting the Company to significantly reduce its average borrowings in fiscal 2004 compared to fiscal 2003. This has led to a net decrease in net interest expense of $4.4 million in fiscal 2004, further contributing to the Company’s strong earnings growth during the first half of fiscal 2004. By September 30, 2004, the Company is estimating that it will have repaid all outstanding bank debt, assuming no acquisitions. The Company believes its strong cash flow has also contributed to a significant increase in the Company’s borrowing capacity to support the Company’s acquisition strategy.

Based on the strength of the Company’s defense business and the Company’s expectations that its fire and emergency and commercial segments will recover in the second half of fiscal 2004, the Company announced on April 27, 2004 that it had increased its estimate of fiscal 2004 earnings per share assuming dilution from $2.80 per share as previously estimated on January 22, 2004 to $2.90 per share.

Please refer to Fiscal 2004 Outlook for a detailed discussion of the Company’s sales, operating income, net income, earnings per share and debt estimates for fiscal 2004.

The Company’s defense business has grown so quickly in fiscal 2004, including a near doubling in defense parts sales compared to fiscal 2003, that between known funding and an assumed $40 million decline in parts business, sales for fiscal 2005 could fall $100 million short of fiscal 2004 levels and could cause the Company’s defense operating income to decline about 25% in fiscal 2005. A planned federal supplemental funding bill may offer some relief in January or February 2005. Additional Iraqi Reset funds may yet become available for fiscal 2005 to meet the requirements of the conflict in Iraq and the Company’s defense parts business may not decline in fiscal 2005. Additionally, the Company continues to pursue small additional international defense truck contracts for fiscal 2005. The Company does expect its fire and emergency and commercial segments to strengthen further in fiscal 2005, but the Company estimates that such strengthening may be insufficient alone to offset the entire decline in defense business, especially in light of rising steel prices. The Company has been actively pursuing acquisitions and is hopeful to be able to announce, and possibly complete, one or more acquisitions before fiscal year end. In that event, the Company believes that it can achieve earnings per share assuming dilution of $3.00 to $3.50 per share in fiscal 2005, but that the high end of the range is only possible if the Company can complete one or two larger acquisitions and if economic conditions continue to improve. Without acquisitions, the Company currently estimates its fiscal 2005 earnings per share assuming dilution will approximate $3.00 — $3.30.

Over the last several months, pricing has risen sharply for steel and component parts containing steel, and the availability of steel has been limited, especially for small consumers of steel, including certain of the Company’s suppliers. The ultimate duration and severity of the steel pricing and availability issue for major steel consumers like the Company is not presently estimable. The Company uses thousands of tons of steel annually and some industry experts have estimated the increase in steel pricing over the last year at more than 90%. Based on long-term agreements with suppliers, the Company has been able to avoid some of the impact, but not all the Company’s suppliers have been able to honor their contracts with the Company. To mitigate these increases, the Company announced 3% — 4% price increases in all of its commercial and fire and emergency business units to offset these commodity cost increases from the steel industry. The new prices apply to all new orders, but the Company does not anticipate being able to recover all the steel cost increases from customers due to the significant amount of orders in the Company’s backlog prior to the Company announcing product selling price increases. If steel prices continue to rise sharply, then the Company expects to announce further price increases later this year. Due to the nature of its defense business, which is generally based on firm, fixed-price contracts, the Company is generally limited in its ability to raise prices in response to rising steel prices. However, the Company generally has firm pricing from its suppliers to its defense business at the time of contract award. If these suppliers, including steel mills, do not honor such existing contracts, then the Company may face margin pressure in its defense business.

The Company estimates that the impact of higher steel prices on second quarter earnings was quite modest at about $0.01 per share, but the Company estimates the impact to grow sharply, to $0.11 per share, in the second half of fiscal 2004. This impact is factored into the Company’s new $2.90 earnings per share assuming dilution estimate for fiscal 2004. If these steel pricing conditions continue and the Company is unable to raise its product prices to keep pace with rising steel prices, this condition could reduce earnings over $0.20 per share in fiscal 2005.

The Company is involved in an intense competition for a U.K. Ministry of Defence (“U.K. MoD”) contract for support vehicles valued at over $2.0 billion over a seven-year period beginning in fiscal 2007. The award of this business was recently delayed from April 2004 until the summer of 2004. While this potential new business would not involve sales until fiscal 2007, the Company believes that this potential new business, if awarded to the Company, would have an important impact on the Company’s defense business in coming years by adding what the Company believes could be a stable, long-term sales and earnings stream. The Company believes that it has offered an attractive proposal to the U.K. MoD, but given the intense competition, the Company is unable to predict the outcome of the competition.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in thousands):

	Second Quarter Fiscal		First Six Months Fiscal
	2004	2003	2004	2003
Net sales to unaffiliated customers:
Commercial	$217,802	$182,398	$400,798	$349,149
Fire and emergency	135,639	141,586	258,500	254,542
Defense	168,137	130,551	358,524	279,160
Intersegment eliminations	(3,365)	(1,158)	(6,415)	(3,138)

Consolidated	$518,213	$453,377	$1,011,407	$879,713

Second Quarter Fiscal 2004 Compared to 2003

Consolidated net sales increased 14.3% to $518.2 million for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. Net sales increases were recorded in the defense and commercial segments while sales in the fire and emergency segment declined.

Net commercial sales increased 19.4% to $217.8 million for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. Concrete placement product sales were up 20.6% in 2004 compared to 2003, largely due to increased unit sales volume as industry order levels are improving following a two-year downturn. Refuse product sales were up 18.0% compared to 2003. U.S. refuse product sales increased 22.2% for the quarter, primarily due to higher unit sales, especially to large, U.S. commercial waste-haulers. European refuse product sales were up 13.6% in U.S. dollars, compared to 2003, but down 2.3% in local currency due to weak European refuse markets.

Fire and emergency segment net sales decreased 4.2% to $135.6 million for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, principally due to lower airport product sales.

Defense segment net sales increased 28.8% to $168.1 million for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. Increased sales of heavy-payload trucks to the DoD and to international customers, and a more than doubling of parts sales resulting from the conflicts in Iraq and Afghanistan, more than offset lower MTVR contract sales. MTVR sales decreased $32.2 million during the second quarter, as the Company expected, as the production rate under this five-year contract declined in advance of contract expiration in fiscal 2005.

First Six Months of Fiscal 2004 Compared to 2003

Consolidated net sales increased 15.0% to $1,011.4 million for the six months ended March 31, 2004 compared to the six months ended March 31, 2003. Net sales increases were recorded in all segments.

Commercial segment net sales increased 14.8% to $400.8 million for the six months ended March 31, 2004 compared to the same period in the prior year. Concrete placement sales were up 10.5% primarily due to higher unit sales volumes as industry order levels began to improve following a two-year downturn. Domestic refuse sales were 19.4% higher due to increased shipments to large, U.S. commercial waste haulers. European refuse sales increased 20.6% in U.S. dollars due to favorable foreign currency translation gains, but were up only 2.8% in local currency as lower unit volumes were offset by increased “package” sales of a refuse packer and commercial chassis.

Fire and emergency segment net sales increased 1.6% to $258.5 million for the six months ended March 31, 2004 compared to the first six months of fiscal 2003. Sales were relatively flat between periods due to the weakening of the order rate in fiscal 2003 resulting from municipal budget constraints. In this segment, due to long lead times, orders generally ship six to nine months after receipt.

Defense segment net sales increased 28.4% to $358.5 million for the six months ended March 31, 2004 compared to the same period in the prior year due to increased sales of heavy-payload trucks to international customers and the DoD and a doubling in parts sales which more than offset a $64.7 million decrease in MTVR sales as the production rate under this five-year contract declined, as the Company anticipated, in advance of contract expiration in fiscal 2005.

Analysis of Consolidated Operating Income

The following table presents operating income by business segment (in thousands):

	Second Quarter Fiscal		First Six Months Fiscal
	2004	2003	2004	2003
Operating income (expense):
Commercial	$9,439	$11,384	$16,626	$19,036
Fire and emergency	11,211	14,315	22,817	24,340
Defense	23,035	6,738	60,199	16,326
Corporate and other	(8,600)	(8,050)	(17,829)	(14,953)

Consolidated operating income	$35,085	$24,387	$81,813	$44,749

Second Quarter Fiscal 2004 Compared to 2003

Consolidated operating income increased 43.9% to $35.1 million, or 6.8% of sales, in the second quarter of fiscal 2004 compared to $24.4 million, or 5.4% of sales, in the second quarter of fiscal 2003.

Commercial segment operating income decreased 17.1% to $9.4 million, or 4.3% of sales, in the quarter compared to $11.4 million, or 6.2% of sales, in the prior year quarter. Operating income margins decreased in the second quarter of fiscal 2004 compared to the prior year quarter due to inefficiencies associated with a workforce ramp-up in the U.S. to support significant growth in order backlog, a higher mix of relatively lower-margin product sales, competitive pricing in concrete mixer products, low production volumes at the Company’s Geesink Norba Group subsidiary, increased new product development expense and costs to implement a new enterprise resource planning system at the Company’s McNeilus Companies, Inc. subsidiary.

Fire and emergency segment operating income decreased 21.7% to $11.2 million, or 8.3% of sales, in the quarter compared to $14.3 million, or 10.1% of sales, in the prior year quarter. Margins declined in this segment due to a weak mix of custom pumpers and aerials and very competitive pricing, reflecting a weak municipal fire apparatus market during fiscal 2003 when this quarter’s shipments were ordered.

Defense segment operating income increased 241.9% to $23.0 million, or 13.7% of sales, in the quarter compared to $6.7 million, or 5.2% of sales, in the prior year quarter. The largest contributor to the higher operating income results in the second quarter was higher heavy-payload truck sales to the DoD and international customers. Operating income in the second quarter also significantly benefited from a doubling in sales of higher-margin parts compared to the prior year.

Corporate operating expenses and inter-segment profit elimination increased $0.6 million to $8.6 million in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. Current quarter expenses increased largely due to higher acquisition investigation costs.

Consolidated operating expenses increased 3.1% to $42.7 million, or 8.2% of sales, in the second quarter of fiscal 2004 compared to $41.4 million, or 9.1% of sales in the second quarter of fiscal 2003. The impact of a stronger euro and increased corporate expenses and variable selling expenses were partially offset by lower bid and proposal costs in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003.

First Six Months of Fiscal 2004 Compared to 2003

Consolidated operating income increased 82.8% to $81.8 million, or 8.1% of sales, in the first six months of fiscal 2004, compared to $44.7 million, or 5.1% of sales, in the first six months of fiscal 2003.

Commercial segment operating income decreased 12.7% to $16.6 million, or 4.1% of sales, in the first six months compared to $19.0 million, or 5.5% of sales, in the prior year. Operating income margins were lower due to inefficiencies associated with a workforce ramp-up in the U.S. to support significant growth in order backlog, a higher mix of relatively lower-margin product sales, competitive pricing in concrete mixer products, low production volumes at the Company’s Geesink Norba Group subsidiary, increased new product development expense and costs to implement a new enterprise resource planning system at the Company’s McNeilus Companies Inc. subsidiary. Results for the first six months of fiscal 2003 also benefited from a $0.5 million gain on the sale of certain operating equipment.

Fire and emergency segment operating income decreased 6.3% to $22.8 million, or 8.8% of sales, in the first six months of fiscal 2004 compared to $24.3 million, or 9.6% of sales, in the prior year period. An adverse product sales mix involving fewer custom pumpers and aerials and very competitive pricing compared to the prior year were responsible for most of the decline in earnings in this segment.

Defense segment operating income increased 268.7% to $60.2 million, or 16.8% of sales, compared to $16.3 million, or 5.8% of sales, in the prior year period. The largest contributors to the increase in operating income included higher sales of heavy-payload trucks to international customers and the DoD and a doubling in defense parts sales. During 2004, the Company also recorded a cumulative life-to-date adjustment totaling $6.5 million, including $6.2 million related to prior period revenues, to increase the life-to-date margins recognized on its MTVR contract from 5.5% to 6.3%. Margins on the MTVR contract were 4.3% in the first six months of fiscal 2003.

Corporate operating expenses and inter-segment profit eliminations increased $2.9 million to $17.8 million for the six months ended March 31, 2004 compared to the same period in the prior year. Increases in acquisition investigation costs, variable compensation, costs to implement the Sarbanes-Oxley Act and investments in people and services contributed to the increase.

Consolidated operating expenses increased 7.2% during the period to $84.4 million compared to $78.7 million in the prior year period. Consolidated operating expenses as a percent of sales declined slightly between periods to 8.3% in fiscal 2004 compared to 8.9% in fiscal 2003, generally because the Company was able to limit its rate of spending below its sales rate increase.

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2004 Compared to 2003

Net interest expense decreased $2.1 million to $1.1 million in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, largely as a result of lower average borrowings in fiscal 2004.

The effective income tax rate was 36.5% for the second quarter of fiscal 2004 compared to 37.5% in the second quarter of fiscal 2003 due to the benefit of increased estimated research and foreign tax credits.

Equity in earnings of unconsolidated affiliates of $0.5 million in the second quarter of fiscal 2004 and 2003 primarily represents the Company’s equity interest in a lease financing partnership.

First Six Months of Fiscal 2004 Compared to 2003

Net interest expense decreased $4.4 million to $2.0 million in the first six months of fiscal 2004 compared to the prior year largely due to lower average borrowings in fiscal 2004.

The effective income tax rate was 36.5% for the first six months of fiscal 2004 compared to 37.2% in fiscal 2003. The lower effective tax rate in 2004 relates to increased estimated research and foreign tax credits.

Equity in earnings of unconsolidated affiliates of $1.1 million in the first six months of fiscal 2004 and 2003 primarily represents the Company’s equity interest in a lease financing partnership.

Financial Condition

First Six Months of Fiscal 2004 Compared to 2003

During the first six months of fiscal 2004, borrowings under the Company’s revolving credit facility of $17.5 million, $1.0 million in proceeds from other long-term borrowings, other financing activities of $4.5 million (primarily proceeds from exercise of stock options) and cash provided from operating activities of $4.4 million funded capital expenditures of $13.4 million, retirement of certain long-term debt of $1.8 million, dividends of $4.0 million and an increase in cash of $5.2 million. Cash provided from operations during the first six months of fiscal 2004 decreased slightly compared to the six months ended March 31, 2003 despite higher earnings and increased tax benefits relating to the exercise of stock options (including $6.0 million in the first six months of fiscal 2004 and $1.5 million in the first six months of fiscal 2003)as the Company invested in higher levels of inventory principally related to increased defense parts sales and the significant increase in commercial backlog compared to the prior year period. Receivables were up in the first six months of fiscal 2004 in conjunction with the increase in overall sales and because of increased sales to large U.S. commercial waste haulers that enjoy slightly more favorable payment terms. Also, in the first six months of fiscal 2003, the Company was liquidating significant receivables and inventories associated with a large foreign military sale.

The Company expects to liquidate a large portion of its receivables and inventories in the second half of fiscal 2004, during which time the Company’s commercial segment sales generally peak due to seasonally stronger shipments of concrete mixers to meet stronger construction periods experienced by its customers during the Spring through Autumn period. As the Company liquidates these receivables and inventories, the Company expects its cash flow to improve in the second half of fiscal 2004 to permit substantial debt retirement during this period. By September 30, 2004, the Company expects to have repaid all of its outstanding bank debt, assuming no acquisitions.

The Company’s debt-to-total capital ratio at March 31, 2004 was 10.8% compared to 9.3% at September 30, 2003.

Liquidity and Capital Resources

The Company had $76.1 million of unused availability under the terms of its revolving credit facility as of March 31, 2004. The Company’s primary cash requirements include working capital, interest payments on indebtedness, capital expenditures, dividends, and, potentially, future acquisitions. The Company expects its primary sources of cash will be cash flow from operations and borrowings under the Company’s revolving credit facility.

The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to changes in working capital requirements arising principally from seasonal fluctuations in sales, the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD.

The Company’s revolving credit facility contains various restrictions and covenants, including (1) limits on payments of dividends and repurchases of the Company’s stock; (2) requirements that the Company maintain certain financial ratios at prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions. However, because of the Company’s low debt level and estimated cash flow during the second half of fiscal 2004, the Company does not believe these restrictions will impair its business.

Interest rates on borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.50%) or the “IBOR Rate” (which is the bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 1.00% for IBOR Rate loans under the Company’s revolving credit facility as of March 31, 2004. The margin is subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rate on borrowings outstanding at March 31, 2004 was 2.78%. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

In addition to the Company’s revolving credit facility, the Company’s wholly-owned subsidiary in the Netherlands, Geesink Group B.V. and certain of its affiliates are party to a euro 2.5 million bank credit facility (the “facility”) which supports a cross-border cash pooling arrangement. There were no borrowings outstanding under the facility at March 31, 2004. See Note 9 to the Notes to Condensed Consolidated Financial Statements.

Based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2004. Following discussions with its lenders, the Company believes that it has substantial borrowing capacity to meet the needs of its business and to execute its acquisition strategy. See “Fiscal 2004 Outlook.” Debt levels and capital resource requirements may change, however, because the Company maintains an active acquisitions strategy, and the Company cannot reasonably estimate the capital requirements of this strategy. In addition, the Company could face significant working capital requirements in the event of an award of major new business arising from a current truck procurement competition for support vehicles in the U.K.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company’s contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K for the year ended September 30, 2003 have not materially changed since that report was filed.

Application of Critical Accounting Policies

The Company’s application of critical accounting policies disclosures in its Annual Report on Form 10-K for the year ended September 30, 2003 have not materially changed since that report was filed.

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2003 have not materially changed since that report was filed.

New Accounting Standards

Refer to Note 2 to the Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s financial statements of new accounting standards.

Customers and Backlog

Sales to the DoD comprised approximately 32.0% of the Company’s sales in the first six months of fiscal 2004. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at March 31, 2004 increased 18.3% to $1,609.7 million compared to $1,360.1 million at March 31, 2003. Commercial segment backlog increased 64.0% to $238.9 million at March 31, 2004 compared to March 31, 2003. Unit backlog for front-discharge concrete mixers was up 66.0% while unit backlog for rear-discharge concrete mixers was up 140.5% as concrete placement markets strengthened sharply during the second quarter. Unit backlog for refuse packers was up 70.9% domestically and down 23.8% in Europe. Domestic refuse backlog improved due to improving orders from large commercial waste haulers. European refuse backlog remained down due to a soft European economy. Fire and emergency segment backlog increased 16.8% to $358.2 million at March 31, 2004 compared to March 31, 2003, due to higher orders in the six months ended March 31, 2004 compared to the same period ended March 31, 2003 as domestic municipal fire apparatus markets strengthened. The defense segment backlog increased 11.5% to $1,012.6 million at March 31, 2004 compared to March 31, 2003, principally due to increased parts sales arising from service requirements associated with the conflicts in Iraq and Afghanistan and a series of new contracts with the DoD. Approximately 46.1% of the Company’s March 31, 2004 backlog is not expected to be filled in fiscal 2004.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the DoD FHTV, U.K. Wheeled Tanker and MTVR contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.

Fiscal 2004 Outlook

The Company estimates that fiscal 2004 consolidated net sales will approximate $2.085 billion, up 8.3% from fiscal 2003 net sales, including the impact of the U.S. Marine Corps funding of the wrecker under the MTVR contract that occurred in February 2004. No acquisitions are assumed in any of the Company’s fiscal 2004 estimates. Also, all comparisons are to fiscal 2003 actual results.

The Company estimates that commercial sales will increase about 10.5% to approximately $820.0 million in fiscal 2004. The Company is projecting an increase in concrete placement sales of about 12.5% in fiscal 2004, reflecting industry volume growth due to the economic recovery, with negligible pricing improvements. The Company is projecting domestic refuse sales to increase about 15.3% in fiscal 2004, largely due to projected volume increases with the largest U.S. waste haulers, with the Company expecting municipal refuse spending to continue to improve. The Company expects that Geesink Norba Group refuse product sales will be flat in U.S. dollars due to the current strong euro compared to the U.S. dollar in fiscal 2004, but down in local currency as European refuse markets have not begun to recover.

The Company expects that fire and emergency sales will be up about 2.8% to approximately $550.0 million. The Company believes that industry fire apparatus market volumes will be up in fiscal 2004 and expects that the Company will record higher shipments in the second half of fiscal 2004, reflecting the recent strength in orders.

The Company is projecting defense sales to increase 11.1% to $730.0 million. The Company estimates that most of the increase will involve higher estimated international sales, higher parts sales and higher sales under the Company’s Family of Heavy Tactical Vehicle (“FHTV”) sales contract. The Company estimates that its MTVR sales under the base contract will decline $138.0 million in fiscal 2004 as the production rate under the contract declines in advance of contract expiration in fiscal 2005.

By quarter, the Company estimates that fiscal 2004 sales will approximate $547.0 million in quarter three and $527.0 million in quarter four.

The Company is projecting consolidated operating income to be up about 28.1% to approximately $165.5 million in fiscal 2004.

In the commercial segment, the Company projects operating income to increase 18.2% to $47.5 million. The Company is projecting margins to increase in this segment over prior year results due to increased sales volume.

The Company is projecting fire and emergency segment operating income to be flat at $52.0 million in fiscal 2004, consistent with an estimated slight increase in sales in this segment.

The Company is projecting defense operating income to increase 45.6% to $100.0 million in fiscal 2004. This estimate assumes lower bid and proposal spending, substantially lower sales of relatively lower-margin MTVR trucks, but increased sales of relatively higher-margin international and FHTV defense trucks. The estimate also includes the benefit of an estimated doubling of parts sales for all of fiscal 2004. This estimate further assumes the MTVR contract margins remain at 6.3%.

The Company expects corporate expenses to approximate $34.0 million in fiscal 2004, up from $31.8 million in fiscal 2003. This increase reflects higher estimated acquisition investigation costs, increased variable compensation and other estimated expense increases. The Company is projecting net interest costs to decrease $7.7 million in fiscal 2004 to $4.5 million, reflecting lower average borrowings in fiscal 2004.

The Company estimates that in fiscal 2004 its effective tax rate will approximate 36.5% and that equity in earnings of its unconsolidated affiliates will approximate $2.1 million after taxes.

These estimates result in the Company’s estimate of fiscal 2004 net income increasing 38.6% to $104.8 million. By quarter, the Company expects that net income will approximate $27.2 million in quarter three and $25.4 million in quarter four. Based on an estimated 36.15 million average diluted shares outstanding for the year, these net income estimates result in earnings per share estimates of $0.75 in quarter three and $0.70 in quarter four. Net income and earnings per share are projected to decline in the fourth quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003 when a cumulative adjustment was made to increase MTVR margins.

The Company estimates that debt will fluctuate with seasonal working capital needs decreasing to $30.0 million at June 30, 2004 and $0.0 million at September 30, 2004. The Company anticipates capital spending to approximate $30.0 million in fiscal 2004, much of which the Company expects will support the continued worldwide rollout of the Revolution™ composite mixer drum.

The expectations set forth in “Executive Overview” and “Fiscal 2004 Outlook” are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, the sale of 650 Revolution™ composite mixer drums in the U.S. in fiscal 2004 at favorable pricing and costs; the Company’s estimates for concrete placement activity, housing starts and mortgage rates; a modest economic recovery in the U.S. and no economic recovery in Europe; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies; the anticipated level of production and margins associated with the MTVR contract and a related MTVR wrecker variant contract, international defense truck contracts and the FHTV contract; the expected level of U.S. Department of Defense procurement of replacement parts and remanufacturing of trucks and funding thereof; the expected level of commercial “package” body and purchased chassis sales compared to “body only” sales; the Company’s estimates for capital expenditures of municipalities for fire and emergency and refuse products, of airports for rescue and snow removal products and of large commercial waste haulers generally and with the Company; the Company’s estimates for the impact of steel price increases and its ability to avoid such price increases based on its supply contracts or recover rising steel prices with increases in prices of its products; the Company’s ability to sustain market share gains by its fire and emergency and refuse products businesses; anticipated levels of capital expenditures, especially with respect to the rollout of the Revolution composite mixer drum; the Company’s planned spending on new product development; the Company’s estimates for costs relating to litigation, insurance, other raw materials and components; the Company’s targets for Geesink Norba Group sales and operating income; the Company’s planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the Company’s estimates for debt levels, interest rates and working capital needs; and that the Company does not complete any acquisitions. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results that the forward-looking statements contemplate.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 and have not materially changed since that report was filed except as noted below.

The Company’s export sales have historically been denominated in the Company’s functional currency, the U.S. dollar. In March 2003, the Company entered into a multi-year contract to provide Wheeled Tanker systems to the U.K. Ministry of Defence. This contract, which is included in the Company’s backlog at March 31, 2004 and which calls for deliveries in fiscal 2005 through fiscal 2007, is denominated in British Sterling. Additionally, in connection with this Wheeled Tanker contract, the Company has entered into requirements subcontracts with various third parties. Certain of these subcontracts call for payments in euros and British Sterling. The Company has hedged a significant portion of the forecasted cash flows related to this contract by entering into forward foreign exchange contracts. Any portion of these contractual cash flows that remain unhedged will subject the Company to foreign currency transaction risk and related financial volatility. See Note 8 to the Condensed Consolidated Financial Statements for details regarding the Company’s use of forward foreign exchange contracts in connection with the Wheeled Tanker contract and other forecasted purchases and sales denominated in foreign currency.

The Company is involved in an intense competition for a U.K. Ministry of Defence (“U.K. MoD”) contract for support vehicles valued at over $2.0 billion over a seven-year period beginning in fiscal 2007. The award of this business was recently delayed from April 2004 until the summer of 2004. While this potential new business would not involve sales until fiscal 2007, the Company believes that this potential new business, if awarded to the Company, would have an important impact on the Company’s defense business in coming years by adding what the Company believes could be a stable, long-term sales and earnings stream. The Company believes that it has offered an attractive proposal to the U.K. MoD, but given the intense competition, the Company is unable to predict the outcome of the competition.

Item 4.  Controls and Procedures

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2004. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2004 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

        Changes in internal control. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

OSHKOSH TRUCK CORPORATION
PART II. OTHER INFORMATION
FORM 10-Q
March 31, 2004

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In July 1995, the Company Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s Common Stock. The Company did not repurchase any shares under the authorization during the quarter ended March 31, 2004. As of March 31, 2004, the Company had authority to repurchase 1,615,395 shares of Common Stock under that program. The repurchase authorization does not expire.

Item 4.  Submission of Matters To A Vote of Security Holders

At the annual meeting of shareholders held on February 3, 2004, all of the persons nominated as directors were elected. The following table sets forth certain information with respect to such election.

Name of Nominee	Shares Voted for	Shares Withholding Authority	Other Shares Not Voted
Class A Common Stock Nominees
J. W. Andersen	781,807	8	33,475
R. G. Bohn	781,815	0	33,475
F. M. Franks, Jr	781,815	0	33,475
M. W. Grebe	781,815	0	33,475
K. J. Hempel	781,763	52	33,475
S. P. Mosling	781,367	448	33,475
J. P. Mosling, Jr	781,807	8	33,475
Common Stock Nominees
R. M. Donnelly	30,533,570	217,660	3,426,242
D. V. Fites	30,525,769	225,461	3,246,242
R. G. Sim	30,211,178	540,052	3,426,242

Also at the annual meeting, Class A shareholders approved a proposal to approve the Company’s 2004 Incentive Stock and Awards Plan. The following table sets forth certain information with respect to such vote.

	Shares Voted For	Shares Voted Against	Abstentions And Broker Non-Votes
Class A Common Stock	773,318	562	7,935

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan (incorporated by reference to Attachment B to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on December 18, 2003 (File No. 1-31371)).

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 28, 2004.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 28, 2004.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 28, 2004.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated April 28, 2004.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated January 22, 2004 reporting the announcement of the Company’s earnings for the first quarter ended December 31, 2003, a conference call in connection with such announcement and risk factors for the Company.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH TRUCK CORPORATION
Date: April 28, 2004	By:	/s/ R. G. Bohn
R. G. Bohn Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: April 28, 2004	By:	/s/ C. L. Szews
C. L. Szews Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: April 28, 2004	By:	/s/ T. J. Polnaszek
T. J. Polnaszek Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan (incorporated by reference to Attachment B to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on December 18, 2003 (File No. 1-31371)).

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 28, 2004.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 28, 2004.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. ss.1350, dated April 28, 2004.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated April 28, 2004.