Form 10-Q
period 2004-06-30
OSHKOSH TRUCK CORP
filed 2004-07-28
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

Yes       X               No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       X               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock Outstanding as of July 23, 2004:   810,700

Common Stock Outstanding as of July 23, 2004:   34,438,912

OSHKOSH TRUCK CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED JUNE 30, 2004

			Page

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income
	–	Three Months Ended and Nine Months Ended June 30, 2004 and 2003	3

	Condensed Consolidated Balance Sheets
	–	June 30, 2004 and September 30, 2003	4

	Condensed Consolidated Statement of Shareholders' Equity
	–	Nine Months Ended June 30, 2004	5

	Condensed Consolidated Statements of Cash Flows
	–	Nine Months Ended June, 2004 and 2003	6

	Notes to Condensed Consolidated Financial Statements
	–	June 30, 2004	7

Item 2.	Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations		23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		40

Item 4.	Controls and Procedures		41

Part II. Other Information

Item 1.	Legal Proceedings		43

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities		43

Item 6.	Exhibits and Reports on Form 8-K		43

Signatures			45

PART I. ITEM 1. FINANCIAL INFORMATION
OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net sales	$599,824	$538,183	$1,611,231	$1,417,896
Cost of sales	500,576	456,571	1,345,798	1,212,853

Gross income	99,248	81,612	265,433	205,043
Operating expenses:
Selling, general and administrative	48,417	39,100	129,457	114,573
Amortization of purchased intangibles	1,666	1,621	4,998	4,830

Total operating expenses	50,083	40,721	134,455	119,403

Operating income	49,165	40,891	130,978	85,640
Other income (expense):
Interest expense	(1,459)	(3,273)	(4,008)	(10,179)
Interest income	411	306	992	800
Miscellaneous, net	119	(465)	679	(140)

	(929)	(3,432)	(2,337)	(9,519)

Income before provision for income taxes
and equity in earnings of
unconsolidated affiliates	48,236	37,459	128,641	76,121
Provision for income taxes	18,215	13,796	47,563	28,178

Income before equity in earnings
of unconsolidated affiliates	30,021	23,663	81,078	47,943
Equity in earnings of unconsolidated
affiliates, net of income taxes	602	546	1,716	1,672

Net income	$30,623	$24,209	$82,794	$49,615

Earnings per share:
Class A Common Stock	$0.76	$0.62	$2.06	$1.27
Common Stock	$0.87	$0.71	$2.37	$1.47
Earnings per common share assuming dilution	$0.85	$0.69	$2.30	$1.42
Cash dividends:
Class A Common Stock	$0.07500	$0.05000	$0.17500	$0.12500
Common Stock	$0.08750	$0.05750	$0.20250	$0.14375

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2004	September 30, 2003
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25,276	$19,245
Receivables, net	230,878	159,752
Inventories	350,325	242,076
Prepaid expenses	11,670	10,393
Deferred income taxes	34,086	35,092

Total current assets	652,235	466,558
Investment in unconsolidated affiliates	21,905	21,977
Other long-term assets	26,649	7,852
Property, plant and equipment:
Land	15,196	14,942
Equipment on operating lease to others	2,695	7,574
Buildings	97,542	95,273
Machinery and equipment	179,416	167,481

	294,849	285,270
Less accumulated depreciation	(146,919)	(138,801)

Net property, plant and equipment	147,930	146,469
Purchased intangible assets, net	100,856	102,460
Goodwill	343,106	337,816

Total assets	$1,292,681	$1,083,132

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$169,712	$115,739
Floor plan notes payable	46,416	18,730
Customer advances	204,650	164,460
Payroll-related obligations	37,854	33,712
Income taxes	7,275	263
Accrued warranty	28,961	29,172
Other current liabilities	66,689	54,293
Revolving credit facility and current maturities of long-term debt	14,593	51,625

Total current liabilities	576,150	467,994
Long-term debt	643	1,510
Deferred income taxes	46,593	47,619
Other long-term liabilities	66,363	47,146
Commitments and contingencies
Shareholders'equity:
Preferred stock, $.01 par value; authorized 4,000,000 shares;
none issued and outstanding	--	--
Class A Common Stock, $.01 par value; authorized 2,000,000 shares;
issued 810,700 in 2004 and 815,290 in 2003	8	8
Common Stock, $0.1 par value; authorized 120,000,000 shares;
issued - 34,853,358 in 2004 and 34,848,768 in 2003	348	348
Paid-in capital	138,748	129,863
Retained earnings	445,095	369,407
Common Stock in treasury, at cost; 414,446 shares in 2004 and
804,892 shares in 2003	(2,197)	(3,760)
Unearned compensation	(2,887)	(3,401)
Accumulated other comprehensive income	23,817	26,398

Total shareholders' equity	602,932	518,863

Total liabilities and shareholders' equity	$1,292,681	$1,083,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED JUNE 30, 2004
(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Common Stock in Treasury, at Cost	Unearned Compensation	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance at September 30, 2003	$356	$129,863	$369,407	$(3,760)	$(3,401)	$26,398	$518,863

Net income	--	--	82,794	--	--	--	82,794
Loss on derivative
instruments (net of
income tax benefit of $6,732)	--	--	--	--	--	(11,464)	(11,464)
Currency translation
adjustments	--	--	--	--	--	8,883	8,883
Cash dividends:
Class A Common Stock	--	--	(141)	--	--	--	(141)
Common Stock	--	--	(6,965)	--	--	--	(6,965)
Purchase of Common Stock	--	--	--	(18)	--	--	(18)
Amortization of unearned
compensation	--	--	--	--	514	--	514
Exercise of stock options	--	2,908	--	1,581	--	--	4,489

Tax benefit related to
stock options exercised	--	5,977	--	--	--	--	5,977

Balance at June 30, 2004	$356	$138,748	$445,095	$(2,197)	$(2,887)	$23,817	$602,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2004	2003
	(In thousands)
Operating activities:
Net income	$82,794	$49,615
Non-cash and other adjustments	24,304	10,043
Changes in operating assets and liabilities	(27,382)	10,540

Net cash provided from operating activities	79,716	70,198
Investing activities:
Additions to property, plant and equipment	(19,203)	(16,753)
Proceeds from sale of assets	108	3,770
Increase in other long-term assets	(16,339)	(7,910)

Net cash used for investing activities	(35,434)	(20,893)
Financing activities:
Net repayments under revolving credit facility	(37,000)	--
Proceeds from issuance of long-term debt	965	--
Repayment of long-term debt	(1,872)	(48,241)
Dividends paid	(6,032)	(4,395)
Other	4,471	2,065

Net cash used for financing activities	(39,468)	(50,571)
Effect of exchange rate changes on cash	1,217	945

Increase (decrease) in cash and cash equivalents	6,031	(321)
Cash and cash equivalents at beginning of period	19,245	40,039

Cash and cash equivalents at end of period	$25,276	$39,718

Supplementary disclosures:
Depreciation and amortization	$20,073	$18,943
Cash paid for interest	3,722	8,151
Cash paid for income taxes	29,697	18,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
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

In the nine month period ended June 30, 2004, the Company recorded cumulative catch-up adjustments to increase the life-to-date margin recognized on its multi-year Medium Tactical Vehicle Replacement (“MTVR”) production contract which is accounted for under the “percentage-of-completion” method using units accepted as the measurement basis for effort accomplished. The adjustments were recorded during the Company’s first and third fiscal quarters and resulted from improved warranty experience, including a settlement during the period of a warranty reimbursement with a supplier, improved overhead absorption resulting from increased overall defense segment production volume and lower than expected material cost escalation. The cumulative catch-up adjustments recorded in the nine month period ended June 30, 2004 increased the margin percentage recognized on the contract from 5.5% to 7.1%. The cumulative catch-up adjustments increased operating income for the three and nine month periods ended June 30, 2004 by $7.1 million and $14.2 million, net income by $4.5 million and $9.0 million and earnings per share by $0.12 and $0.25, respectively, including amounts related to revenues recorded in prior periods of $6.8 million and $12.3 million in operating income, $4.3 million and $7.8 million in net income and $0.12 and $0.22 in earnings per share for the three and nine months ended June 30, 2004, respectively.

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

SFAS No. 132(R) also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other post-retirement benefit plans. The Company has adopted the interim-period disclosure requirements of SFAS No. 132(R) effective March 31, 2004. Because SFAS No. 132(R) pertains only to disclosure provisions, the Company’s adoption of SFAS No. 132(R) will not have an impact on the Company’s financial condition, results of operations or cash flows.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised December 2003 (“FIN 46(R)”). FIN 46(R) requires that companies consolidate a variable interest entity if it is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The provisions of FIN 46(R) currently are required to be applied no later than the first reporting period ending after March 15, 2004 for variable interest entities in which the Company holds a variable interest that it acquired on or before January 31, 2003. Companies that acquired a variable interest after January 31, 2003, continue to apply the provisions of FIN 46 or apply FIN 46(R) beginning December 31, 2003. Companies that hold a variable interest in a special purpose entity, as defined, are required to apply either FIN 46 or FIN 46(R) no later than the end of the first reporting period that ends after December 15, 2003. The Company has no variable interest entities, nor has it acquired a variable interest in an entity where the Company is the primary beneficiary since January 31, 2003. As such, the adoption of FIN 46(R) did not have an impact on the Company’s financial condition, results of operations or cash flows.

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

In December 2003, the Act was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D, including: 1) a subsidy to a plan sponsor based on 28 percent of an individual beneficiary’s annual prescription drug costs between certain amounts (“the subsidy”) and 2) the opportunity for a retiree to obtain a prescription drug benefit under Medicare. Plan sponsors’ eligibility for the subsidy depends upon, among other things, whether the plan’s prescription drug benefit is at least actuarially equivalent to the Medicare Part D benefit and on how many Medicare-eligible retired plan participants choose not to enroll in the voluntary Part D plan.

The impact of the Act on the Company’s financial condition, results of operations or cash flows is not expected to be material.

3. COMPREHENSIVE INCOME

Total comprehensive income is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income	$30,623	$24,209	$82,794	$49,615
Currency translation adjustments	(1,459)	10,913	8,883	26,903
Derivative instruments,
net of income taxes	(367)	(3,498)	(11,464)	(3,531)

Comprehensive income	$28,797	$31,624	$80,213	$72,987

4. EARNINGS PER SHARE

In March 2004, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) on Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 provides guidance in determining when a security participates in dividends such that the two-class method must be used to calculate earnings per share. Previously, the Company used the if-converted method for calculating basic earnings per share. Under SFAS No. 128, Earnings Per Share, the two-class method results in an allocation of all undistributed earnings to common shares and other participating securities as if all those earnings were distributed. The Company’s Common Stock holds a 115% dividend preference over its Class A Common Stock. Therefore, EITF 03-06 requires the Company to disclose separate basic earnings per share amounts for the separate classes of common stock. The Company has adopted provisions of EITF 03-06 beginning April 1, 2004 in accordance with requirements and has retroactively presented Class A Common Stock and Common Stock basic earnings per share information for all periods. Adoption of EITF 03-06 did not result in a change in the Company’s earnings per share assuming dilution for any of the periods presented.

The following table reconciles net income to net income available to respective classes of common stock for purposes of the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Basic earnings per share:
Net income	$30,623	$24,209	$82,794	$49,615
Class A Common Stock	(615)	(512)	(1,677)	(1,054)

Income available to
Common Stockholders	$30,008	$23,697	$81,117	$48,561

Diluted earnings per share:
Net income	$30,623	$24,209	$82,794	$49,615

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Basic earnings per share:
Class A Common Stock	810,700	825,113	813,142	827,702
Common Stock	34,298,912	33,204,271	34,154,494	33,134,793
Effect of dilutive options and incentive
compensation awards	945,654	848,482	993,659	885,932

Denominator for dilutive earnings
per share	36,055,266	34,877,866	35,961,295	34,848,427

For fiscal 2004, options granted on February 3, 2004 to purchase 48,600 shares of Common Stock at $58.490 per share and for fiscal 2003, options granted on February 4, 2003 to purchase 54,000 shares of Common Stock at $31.235 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Common Stock, and therefore, the effect would have been anti-dilutive.

5. INVENTORIES

Inventories consist of the following:

	June 30, 2004	September 30, 2003
	(In thousands)
Finished products	$109,787	$68,763
Partially finished products	137,317	114,400
Raw materials	176,080	123,809

Inventories at FIFO cost	423,184	306,972
Less: Performance-based payments on
U.S. government contracts	(55,711)	(50,961)
Excess of FIFO cost over LIFO cost	(17,148)	(13,935)

	$350,325	$242,076

Title to all inventories related to government contracts, which provide for performance-based payments, vests with the government to the extent of unliquidated performance-based payments.

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

The Company’s investment in unconsolidated affiliates consists primarily of an interest in Oshkosh/McNelius Financial Services Partnership (“OMFSP”). The Company and an unaffiliated third party are general partners in OMFSP. OMFSP was formed in 1998 when each partner contributed existing lease assets (and in the case of the Company, related notes payable to third party lenders that were secured by such leases) to capitalize the partnership. OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing, primarily to customers of the Company. OMFSP purchases trucks, truck bodies and concrete batch plants from the Company, the Company’s affiliates and, occasionally, unrelated third parties for lease to user-lessees. Company sales to OMFSP were $31.3 million and $32.6 million for the nine months ended June 30, 2004 and 2003, respectively. Banks and other third party financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is recourse to, OMFSP. All such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of FIN 46(R). Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

Included in investments in unconsolidated affiliates in the Company’s Condensed Consolidated Balance Sheet at June 30, 2004 is the Company’s investment in OMFSP of $21.3 million, which represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in OMFSP. This exposure is a non-cash exposure. Further, the Company has recorded deferred income tax liabilities related to its investment in OMFSP of $24.6 million at June 30, 2004 that are included in long-term deferred income tax liabilities in the Company’s Condensed Consolidated Balance Sheet. Should the Company’s investment in OMFSP be liquidated for any reason, this deferred income tax liability would reverse and result in an increase in current income taxes payable by the Company.

Summarized financial information of OMFSP is as follows:

	June 30, 2004	September 30, 2003
	(In thousands)
Cash and cash equivalents	$3,774	$1,879
Investments in sales-type leases, net	189,626	203,034
Other assets	2,390	1,439

	$195,790	$206,352

Notes payable	$152,083	$161,964
Other liabilities	2,150	1,537
Partners' equity	41,557	42,851

	$195,790	$206,352

	Nine Months Ended June 30,
	2004	2003
	(In thousands)
Interest income	$9,746	$11,542
Net interest income	2,906	3,259
Excess of revenues over expenses	2,726	3,378

7. PURCHASED INTANGIBLE ASSETS AND GOODWILL

The following tables present details of the Company’s purchased intangible assets:

		June 30, 2004
	Weighted- Average Life	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Amortizable:
Distribution network	40.0	$53,000	$(10,308)	$42,692
Non-compete	14.5	40,142	(17,599)	22,543
Technology-related	17.7	21,532	(6,419)	15,113
Other	12.1	16,423	(2,631)	13,792

	25.0	131,097	(36,957)	94,140
Non-amortizable tradenames		6,716	--	6,716

Total		$137,813	$(36,957)	$100,856

		September 30, 2003
	Weighted- Average Life	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Amortizable:
Distribution network	40.0	$53,000	$(9,314)	$43,686
Non-compete	14.5	40,142	(15,399)	24,743
Technology-related	17.7	21,322	(5,423)	15,899
Other	7.6	13,423	(1,793)	11,630

	24.9	127,887	(31,929)	95,958
Non-amortizable tradenames		6,502	--	6,502

Total		$134,389	$(31,929)	$102,460

Amortization expense recorded for the nine months ended June 30, 2004 and 2003 was $5.0 million and $4.8 million, respectively. The estimated future amortization expense of purchased intangible assets as of June 30, 2004 is as follows (in thousands):

Fiscal Year Ending September 30,	Amount
(In thousands)
2004 (remaining three months)	$1,965
2005	6,917
2006	6,913
2007	6,697
2008	6,563
2009	6,563
Future	58,522

$94,140

The following table presents the changes in goodwill during the nine months ended June 30, 2004:

Segment	Balance at September 30, 2003	Foreign Currency Translation Adjustment	Balance at June 30, 2004
	(In thousands)
Commercial	$238,474	$5,290	$243,764
Fire and emergency	99,342	--	99,342

Total	$337,816	$5,290	$343,106

8. FINANCIAL INSTRUMENTS

Historically, the Company has used forward foreign exchange contracts to reduce the exchange rate risk of specific foreign currency transactions. These contracts require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date.

To protect against a reduction in value of certain forecasted foreign currency cash receipts from export sales from July 2004 through December 2006 that will be denominated in British Sterling and to protect against increases in costs of purchases of certain components from July 2004 through October 2006 that are payable in British Sterling or euros, all in connection with the Company’s contract to provide certain tactical military truck systems to the United Kingdom Ministry of Defence, the Company has instituted a foreign currency cash flow hedging program. The Company has hedged a significant portion of its estimated foreign currency cash flows in connection with this contract.

At June 30, 2004, outstanding foreign exchange forward contracts totaled $289.0 million in notional amounts, including $214.1 million in contracts to sell British Sterling, $1.5 million in contracts to purchase British Sterling, $73.2 million in contracts to purchase euros and $0.2 million in contracts to sell Canadian dollars. Net unrealized losses (net of related tax effect of $8.4 million) on outstanding foreign exchange forward contracts at June 30, 2004 totaled $14.4 million and have been included in accumulated other comprehensive income.

As of June 30, 2004, the Company expects to reclassify $4.4 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales and sales of product whose underlying costs contain purchases denominated in foreign currencies. Actual gains or losses on derivative instruments reclassified into earnings in the nine month periods ended June 30, 2004 and 2003 were immaterial.

9. LONG-TERM DEBT

The Company has a $170.0 million revolving credit facility with $14.4 million in borrowings outstanding at June 30, 2004. The weighted average interest rate on bank borrowings outstanding at June 30, 2004 was 2.83%. The revolving credit facility may be increased up to an aggregate maximum outstanding amount of $245.0 million at the Company’s discretion, unless the Company is in default under the senior credit facility.

At June 30, 2004, outstanding borrowings and $22.8 million of outstanding letters of credit reduced immediately available capacity under the revolving credit facility to $132.8 million.

Substantially all the domestic tangible and intangible assets of the Company and its subsidiaries (including the stock of certain subsidiaries) are pledged as collateral under the revolving credit facility. The revolving credit facility includes customary affirmative and negative covenants.

The Company’s wholly-owned subsidiary in the Netherlands, Geesink Group B.V. and certain of its wholly-owned affiliates have a euro 2.5 million bank credit facility (the “facility”) in place at June 30, 2004 in conjunction with its cross-border cash pooling arrangement. The facility provides for borrowings of up to euro 1.5 million and guarantees of up to euro 1.0 million. The facility accrues interest at a floating rate (4.25% at June 30, 2004) and contains certain financial covenants relating to the entities that are party to the agreement. There were no borrowings outstanding under the facility at June 30, 2004.

One of the Company’s domestic subsidiaries has outstanding debt to a third party totaling $0.8 million as of June 30, 2004.

10. STOCK-BASED EMPLOYEE COMPENSATION PLANS

At June 30, 2004, the Company had two stock-based employee compensation plans, one of which is described more fully in Note 10 to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003. Effective February 3, 2004, Class A Common Shareholders approved the 2004 Incentive Stock and Awards Plan which reserves 2,200,000 shares of Common Stock for grants under the plan. The Company accounts for these stock-based plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Except for restricted stock awards granted in September 2002, no stock-based employee compensation cost was reflected in previously reported results for any period, as all options granted under this plan had an exercise price equal to the market value of the underlying Common Stock on the measurement date.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$30,623	$24,209	$82,794	$49,615
Add: Stock-based employee
compensation expense recorded
for restricted stock awards,
net of related tax effects	172	172	514	514
Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects	(970)	(902)	(2,903)	(2,700)

	(798)	(730)	(2,389)	(2,186)

Pro forma net income	$29,825	$23,479	$80,405	$47,429

Earnings per share:
Class A Common Stock:
As reported	$0.76	$0.62	$2.06	$1.27
Pro forma	0.74	0.60	2.00	1.22
Common Stock:
As reported	$0.87	$0.71	$2.37	$1.47
Pro forma	0.85	0.69	2.31	1.40
Earnings per share
assuming dilution:
As reported	$0.85	$0.69	$2.30	$1.42
Pro forma	0.83	0.67	2.23	1.36

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

As to one such Superfund site, the Company’s Pierce Manufacturing Inc. (“Pierce”) subsidiary is one of 393 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. At June 30, 2004, a report of the remedial investigation/feasibility study was being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at June 30, 2004. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company’s final share of liability.

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

At June 30, 2004 and September 30, 2003, the reserve for environmental matters was $5.5 million and $5.3 million, respectively.

The Company has guaranteed certain customers’ obligations under deferred payment contracts and lease purchase agreements. The Company’s guarantee is limited to $1.0 million per year during the period in which customer obligations are outstanding. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $154.3 million and open standby letters of credit issued by the Company’s bank in favor of third parties totaling approximately $22.8 million at June 30, 2004.

Product and general liability claims arise against the Company from time- to-time in the ordinary course of business. The Company is generally self-insured for future claims up to $1.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At June 30, 2004 and September 30, 2003, the reserve for product and general liability claims was $18.3 million and $18.0 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, employment, product liability, contract compliance and state dealership regulation compliance proceedings that arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to such matters and claims, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

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

Changes in the Company’s warranty liability were as follows (in thousands):

	Nine Months Ended June 30,
	2004	2003
Balance at beginning of period	$29,172	$24,015
Warranty provisions for the period	13,878	15,026
Settlements made during the period	(12,087)	(15,632)
Changes in liability for pre-existing warranties
during the period, including expirations	(2,123)	4,166
Foreign currency translation adjustment	121	426

Balance at end of period	$28,961	$28,001

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

13. PENSION DISCLOSURES

Components of net periodic pension benefit cost were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Service cost	$1,303	$928	$3,909	$2,784
Interest cost	1,446	1,275	4,338	3,825
Expected return on plan assets	(1,703)	(1,478)	(5,109)	(4,434)
Amortization of prior service cost	115	105	345	315
Amortization of transition asset	(16)	(16)	(48)	(48)
Amortization of net loss	325	171	975	513

Net periodic benefit cost	$1,470	$985	$4,410	$2,955

The Company made a $6.9 million contribution to its pension plans in March 2004 and another $6.7 million contribution in April 2004. No additional contributions are expected to be made in fiscal 2004.

Components of net periodic other post-employment benefit costs were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Service cost	$228	$136	$684	$408
Interest cost	260	202	780	606
Amortization of net (gains)losses	13	(12)	39	(36)

	$501	$326	$1,503	$978

The Company made contributions to fund benefit payments of $0.1 million and $0.4 million for the three and nine month periods ended June 30, 2004 under its other post-employment benefit plans. The Company estimates additional contributions of approximately $0.2 million will be made under these other post-employment plans prior to the end of fiscal 2004.

14. BUSINESS SEGMENT INFORMATION

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net sales to unaffiliated customers:
Commercial	$272,019	$213,585	$672,817	$562,734
Fire and emergency	142,572	148,345	401,072	402,887
Defense	191,051	178,779	549,575	457,939
Intersegment eliminations	(5,818)	(2,526)	(12,233)	(5,664)

Consolidated	$599,824	$538,183	$1,611,231	$1,417,896

Operating income (loss):
Commercial	$13,359	$15,011	$29,985	$34,047
Fire and emergency	13,186	16,113	36,003	40,453
Defense	33,946	16,913	94,145	33,239
Corporate and other	(11,326)	(7,146)	(29,155)	(22,099)

Consolidated operating income	49,165	40,891	130,978	85,640
Net interest expense	(1,048)	(2,967)	(3,016)	(9,379)
Miscellaneous other	119	(465)	679	(140)

Income before provision for income
taxes and equity in earnings of
unconsolidated affiliates	$48,236	$37,459	$128,641	$76,121

	June 30, 2004	September 30, 2003
	(In thousands)
Identifiable assets:
Commercial	$745,756	$645,930
Fire and emergency	372,775	335,509
Defense	170,646	101,570
Corporate and other	3,504	123

Consolidated	$1,292,681	$1,083,132

Net sales by geographic region based on product shipment destination were as follows:

	Nine Months Ended June 30,
	2004	2003
	(In thousands)
United States	$1,330,481	$1,230,843
Other North America	8,894	6,943
Europe and Middle East	234,010	157,816
Other	37,846	22,294

Consolidated	$1,611,231	$1,417,896

15. SUBSEQUENT EVENTS

On July 8, 2004, the Company acquired 100% of the stock of Jerr-Dan Corporation (“Jerr-Dan”), from an affiliate of Littlejohn & Co. pursuant to a Sale and Purchase Agreement dated May 28, 2004. The purchase price for the Jerr-Dan acquisition was $80.0 million before post-closing working capital adjustments and before transaction fees and expenses. The Company financed the acquisition from borrowings under its revolving credit facility.

Jerr-Dan is a leading manufacturer of towing and recovery equipment headquartered in Greencastle, Pennsylvania. Jerr-Dan sells light-, medium- and heavy-duty wreckers, as well as aluminum, steel and industrial carriers to towing services and salvage companies.

On July 19, 2004, the Company announced it had entered into an agreement to acquire 75.0% of BAI Brescia Antincendi International S.r.l. and BAI Tecnica S.r.l.(together referred to as “BAI”)from current shareholders for €15.0 million in cash. The Company expects to complete the acquisition in the fourth quarter of fiscal 2004. The Company will also have the right to acquire the remaining 25.0% interest in BAI three years after the closing of the acquisition.

BAI manufactures and markets municipal and airport fire trucks and firefighting equipment and is headquartered in Brescia, Italy.

The Jerr-Dan and BAI acquisitions will be accounted for using the purchase method of accounting, under SFAS No. 141, “Business Combinations.” Accordingly, the operating results of Jerr-Dan and BAI will be included in the Company’s consolidated statements of income from the respective dates of acquisition. The Company will report the 25.0% minority interest in BAI earnings as a reduction to consolidated net income in the Company’s consolidated statements of income post closing of the BAI acquisition. Purchase prices, including acquisition costs, will be allocated based on the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition with any excess purchase price allocated to goodwill. Under SFAS Nos. 141 and 142, “Goodwill and Other Intangible Assets,” the goodwill recorded as a result of the acquisitions will not be subject to periodic amortization.

Item 2.  Oshkosh Truck Corporation Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Truck Corporation (the “Company” or “Oshkosh”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital spending and debt levels, and plans and objectives of management for future operations, including those under the captions, “Executive Overview,” “Fiscal 2004 Outlook” and “Fiscal 2005 Outlook” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimates,” “anticipate,” “believe,” “should” or “plans” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the success of the launch of the Revolution® composite concrete mixer drum, the Company’s ability to turnaround its European refuse business in light of weak industry conditions, the outcome of defense truck procurement competitions, the cyclical nature of the Company’s commercial and fire and emergency markets, risks related to reductions in government expenditures, the uncertainty of government contracts, the challenges of identifying acquisition candidates and integrating acquired businesses, rapidly rising steel and component costs and the Company’s ability to avoid such cost increases based on its supply contracts or to recover such cost increases with increases in selling prices of its products, risks associated with international operations and sales, including foreign currency fluctuations, disruptions in the supply of parts or components from sole source suppliers and subcontractors and competition. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2004.

All forward-looking statements, including those under the captions “Executive Overview,” “Fiscal 2004 Outlook” and “Fiscal 2005 Outlook” speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. The Company has adopted a policy that if the Company makes a determination that it expects the Company’s earnings per share for future periods for which projections are contained in this Quarterly Report on Form 10-Q to be lower than those projections, then the Company will publicly disseminate that fact. The Company’s policy also provides that if the Company makes a determination that it expects earnings per share for future periods to be at or above the projections contained in this Quarterly Report on Form 10-Q, then the Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company’s next quarterly conference call, if at all.

All references herein to earnings per share refer to earnings per share assuming dilution.

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

Fire and emergency – commercial and custom fire trucks, aircraft rescue and firefighting trucks, snow removal trucks, ambulances, wreckers, carriers and other emergency vehicles primarily sold to fire departments, airports, other governmental units and towing companies in the U.S. and abroad.

Defense – heavy- and medium-payload tactical trucks and supply parts sold to the U.S. military and to other militaries around the world.

Executive Overview

The Company has reported substantially higher operating results in the three months ended June 30, 2004 and the first nine months of fiscal 2004 compared to the same periods last year and expects to continue this trend of higher operating results for its full fiscal years 2004 and 2005, as follows:

	Percentage Increase vs. Prior Year
	Actual Third Quarter Fiscal 2004	Actual First Nine Months Fiscal 2004	Full Year Fiscal 2004 Estimate(1)	Full Year Fiscal 2005 Estimate(1)
Sales	11.5%	13.6%	12.9%	9.9%
Operating income	20.2%	52.9%	34.7%	15.5%
Net income	26.5%	66.9%	43.5%	14.3%
Earnings per share
assuming dilution	23.2%	62.0%	38.9%	10.0%

(1)  Company estimates as of July 27, 2004

The improved results in the first nine months of fiscal 2004 have been driven by the Company’s defense segment, which has benefited from new international defense truck business, higher sales of heavy-payload trucks to the U.S. Department of Defense (“DoD”), an approximate doubling in parts sales compared to the prior year due to requirements arising from conflicts in Iraq and Afghanistan, and cumulative catch-up adjustments that added $14.2 million of operating income related to revenues recorded in prior periods from an increase in the estimated margins from 5.5% to 7.1% on the Company’s multi-year Medium Tactical Vehicle Replacement (“MTVR”) contract, which is recorded utilizing the percentage-of-completion accounting method. These factors have caused the Company’s defense sales and operating income to increase 20.0% and 183.2%, respectively, during the first nine months of fiscal 2004. During the fourth quarter of fiscal 2004, the Company expects defense sales growth to moderate to 5.7%, but defense operating income to decline 42.6% due to a lower mix of higher-margin international sales and because results in the fourth quarter of fiscal 2003 included the benefit of a $9.2 million cumulative adjustment to life-to-date margins on the MTVR contract. For the full fiscal year, the Company expects its defense sales to grow approximately 15.7% and its defense operating income to grow 66.7% to $114.5 million. Looking to fiscal 2005, the Company expects its defense business to continue to be strong. The Company presently estimates sales of $730.0 million and operating income of $100.0 million in the defense segment in fiscal 2005. The estimated decline in defense operating income in fiscal 2005 is largely attributable to the MTVR margin adjustments which benefited fiscal 2004 earnings. Given the significant ongoing operational requirements in Iraq and Afghanistan, these fiscal 2005 estimates may increase as the Company pursues additional business to support the U.S. armed forces.

The Company’s other business segments have underperformed prior year levels in the first nine months of fiscal 2004, but the Company believes that these businesses will begin to report improved earnings in the fourth quarter of fiscal 2004 as order rates and backlogs have improved in these segments following two years of industry weakness and because the Company has taken certain actions, including headcount reductions and manufacturing process improvements, to improve operating performance.

In the Company’s fire and emergency segment, sales were down 0.5% in the first nine months of fiscal 2004, but operating income declined 11.0%. Due to six to nine month lead times for custom fire apparatus, shipments in the first nine months of fiscal 2004 largely related to orders received in fiscal 2003. During fiscal 2003, industry order rates declined over 10%, which the Company believes caused pricing to be competitive for the lower volume of available business, and industry orders were particularly weak for higher-margin custom pumpers and aerials. Since the Company’s orders increased slightly in fiscal 2003, the Company believes that its weak performance in the first nine months of fiscal 2004 significantly outpaced the industry and permitted the Company to gain market share. The Company’s orders have increased substantially over the last nine months compared to prior year levels, resulting in a 71.7% increase in segment backlog at June 30, 2004 compared to prior year levels. The Company expects to report improved sales and earnings in this segment in the fourth quarter of fiscal 2004 and in fiscal 2005 as these orders are shipped. The Company also estimates that the acquisition of Jerr-Dan Corporation (“Jerr-Dan”) and the pending acquisition of BAI Brescia Antincendi International S.r.l. and an affiliate (“BAI”) will contribute sales and operating income of $27.0 million and $1.5 million in the fourth quarter of fiscal 2004 and $170.0 million and $17.5 million in fiscal 2005, respectively. Together, the Company estimates that improving order rates and these acquisitions will result in fire and emergency segment operating income growth of over 65.0% in the fourth quarter of fiscal 2004 compared to the prior year, 6.6% for full year fiscal 2004 and 42.3% in fiscal 2005.

The Company’s commercial segment has realized significantly higher orders in all product lines except European refuse products in the first nine months of fiscal 2004 leading to a 19.6% increase in commercial segment sales during this period. The Company’s operating income during this period, however, declined 11.9%. The reasons for the decline are outlined in detail under Results of Operations and include losses in the Company’s European refuse business due to weak industry conditions in Europe and related workforce downsizing, increased steel and component costs, manufacturing inefficiencies, competitive pricing conditions as a result of new market entrants in rear- and front-discharge concrete mixers and higher start-up costs on new product launches. At June 30, 2004, the Company’s backlog in its commercial segment was up 67.3% as industry order volumes have rebounded in concrete placement and domestic refuse product lines from a two-year downturn. Entering the final quarter of fiscal 2004 with improved order trends in the U.S., a strong backlog and a right-sized workforce in Europe, leads the Company to believe that its commercial segment performance will improve significantly in the fourth quarter of fiscal 2004 and into fiscal 2005. The Company estimates its commercial segment operating income will grow by nearly 80.0% in the fourth quarter of fiscal 2004 compared to the prior year to bring annual commercial segment operating income up 2.0% for fiscal 2004, and then to realize further growth of over 40.0% in commercial segment operating income in fiscal 2005.

Over the last year, the Company’s cash flow has been strong due to earnings growth, permitting the Company to significantly reduce its average borrowings in fiscal 2004 compared to fiscal 2003. This has led to a decrease in net interest expense of $6.4 million in the first nine months of fiscal 2004, further contributing to the Company’s strong earnings growth during this period. In early July 2004, prior to the acquisition of Jerr-Dan, the Company repaid all outstanding bank debt. The Company estimates that the acquisitions of Jerr-Dan and BAI will involve borrowings and assumed indebtedness totaling approximately $110.0 million in the fourth quarter of fiscal 2004. Due to strong cash flow, the Company expects to repay approximately $20.0 million of the acquisition-related borrowings by September 30, 2004 to close fiscal 2004 with about $90.0 million of debt. Assuming no further acquisitions, the Company estimates that debt will rise in mid-fiscal 2005 for seasonal working capital requirements and then decline to approximately $30.0 million at September 30, 2005. The Company believes its strong cash flow has also contributed to a significant increase in the Company’s borrowing capacity to support the Company’s acquisition strategy.

Based on the Company’s $0.10 per share earnings in excess of its previous estimate in the third quarter, the Company announced on July 27, 2004 that it had increased its estimate of fiscal 2004 earnings per share assuming dilution from $2.90 per share as previously estimated on April 27, 2004 to $3.00 per share. The Company also reported its estimate of fiscal 2005 earnings per share at the same time of $3.30, up 10.0% over estimated fiscal 2004 earnings per share.

Please refer to “Fiscal 2004 Outlook,” “Fiscal 2005 Outlook” and “Certain Assumptions” for a detailed discussion of the Company’s sales, operating income, net income, earnings per share and debt estimates for fiscal 2004 and 2005.

Over the last several months, costs have risen sharply for steel and component parts containing steel, and the availability of steel has been limited, especially for small consumers of steel, including certain of the Company’s suppliers. The Company uses thousands of tons of steel annually and some industry experts have estimated the increase in steel costs over the last year at more than 90%, with further increases likely in fiscal 2005. A surge in over-the-road truck sales has also created a shortage of certain components utilized by the Company and resulted in periodic delays in receipt of chassis scheduled for mounting of the Company’s truck bodies. The ultimate duration and severity of these conditions is not presently estimable, but these conditions are likely to continue into fiscal 2005. Based on long-term agreements with suppliers, the Company has been able to avoid some of the impact of these cost increases, but not all the Company’s suppliers have been able to honor their contracts with the Company. To mitigate these increases, the Company announced 3% — 4% price increases in the third quarter in all of its commercial and fire and emergency business units to offset these cost increases from the steel industry and component manufacturers. The new prices apply to all new orders, but the Company does not anticipate being able to recover all the cost increases from customers due to the significant amount of orders in the Company’s backlog prior to the effective dates of product selling price increases and because competitive conditions have limited price increases in some market sectors. If steel prices and component prices continue to rise sharply, then the Company expects to announce further price increases later this year. Due to the nature of its defense business, which is generally based on firm, fixed-price contracts, the Company is generally limited in its ability to raise prices in response to rising steel and component prices. The Company generally has firm pricing from its suppliers to its defense business at the time of contract award, but it does not expect these supply contracts to fully protect the Company from steel cost increases in its defense segment.

The Company estimates that the impact of higher steel and component costs on third quarter earnings was about $0.06 per share, but the Company estimates the impact to grow to $0.08 per share in the fourth quarter of fiscal 2004. The Company has factored this impact into the Company’s revised earnings estimate for fiscal 2004. The Company expects these conditions to negatively impact earnings by approximately $0.30 per share in fiscal 2005, and has factored this impact into its estimate of fiscal 2005 earnings.

The Company is involved in an intense competition for a U.K. Ministry of Defence (“U.K. MoD”) contract for support vehicles valued at over $2.0 billion over a seven-year period beginning in fiscal 2007. The award of this business was initially delayed from April 2004 until June 2004. As of the date of this report, no contract award has been made and the Company is unable to predict the ultimate timing of a contract award. While this potential new business would not involve sales until fiscal 2007, the Company believes that this potential new business, if awarded to the Company, would have an important impact on the Company’s defense business in coming years by adding what the Company believes could be a relatively stable, long-term sales and earnings stream. The Company believes that it has offered an attractive proposal to the U.K. MoD, but given the intense competition, the Company is unable to predict the outcome of the competition.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in thousands):

	Third Quarter Fiscal		First Nine Months Fiscal
	2004	2003	2004	2003
Net sales to unaffiliated customers:
Commercial	$272,019	$213,585	$672,817	$562,734
Fire and emergency	142,572	148,345	401,072	402,887
Defense	191,051	178,779	549,575	457,939
Intersegment eliminations	(5,818)	(2,526)	(12,233)	(5,664)

Consolidated	$599,824	$538,183	$1,611,231	$1,417,896

Third Quarter Fiscal 2004 Compared to 2003

Consolidated net sales increased 11.5% to $599.8 million for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. Net sales increases were recorded in the defense and commercial segments while sales in the fire and emergency segment declined.

Net commercial sales increased 27.4% to $272.0 million for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. Concrete placement product sales were up 42.4% in 2004 compared to 2003, largely due to increased unit sales volume as industry order levels are improving following a two-year downturn. Refuse product sales were up 5.5% compared to 2003. U.S. refuse product sales increased 31.8% for the quarter, primarily due to higher unit sales, especially to large, U.S. commercial waste-haulers. European refuse product sales were down 18.3% in U.S. dollars, compared to 2003, but down 23.1% in local currency due to weak European refuse markets.

Fire and emergency segment net sales decreased 3.9% to $142.6 million for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, principally due to lower airport product and international fire apparatus sales.

Defense segment net sales increased 6.9% to $191.1 million for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. A doubling of parts sales resulting from the conflicts in Iraq and Afghanistan and the start-up of an Iraqi Reset contract to overhaul trucks damaged in Iraq, more than offset lower MTVR contract sales. MTVR sales decreased $42.8 million during the third quarter, as the Company expected, as the production rate under this five-year contract declined in advance of contract expiration in fiscal 2005.

First Nine Months of Fiscal 2004 Compared to 2003

Consolidated net sales increased 13.6% to $1,611.2 million for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003. Net sales increases were recorded in all segments, except for a slight decline in the fire and emergency segment.

Commercial segment net sales increased 19.6% to $672.8 million for the nine months ended June 30, 2004 compared to the same period in the prior year. Concrete placement sales were up 23.5% primarily due to higher unit sales volumes as industry order levels began to improve following a two-year downturn. Domestic refuse sales were 23.5% higher due to increased shipments to large, U.S. commercial waste haulers. European refuse sales increased 6.4% in U.S. dollars due to favorable foreign currency translation gains, but were down 6.2% in local currency due to lower unit volumes.

Fire and emergency segment net sales decreased 0.5% to $401.1 million for the nine months ended June 30, 2004 compared to the first nine months of fiscal 2003. Sales were relatively flat between periods due to the weakening of the order rate in fiscal 2003 resulting from municipal budget constraints. In this segment, due to long lead times, orders generally ship six to nine months after receipt.

Defense segment net sales increased 20.0% to $549.6 million for the nine months ended June 30, 2004 compared to the same period in the prior year due to increased sales of heavy-payload trucks to international customers and the DoD and a doubling in parts sales which more than offset a $106.5 million decrease in MTVR sales as the production rate under this five-year contract declined, as the Company anticipated, in advance of contract expiration in fiscal 2005.

Analysis of Consolidated Operating Income

The following table presents operating income by business segment (in thousands):

	Third Quarter Fiscal		First Nine Months Fiscal
	2004	2003	2004	2003
Operating income (expense):
Commercial	$13,359	$15,011	$29,985	$34,047
Fire and emergency	13,186	16,113	36,003	40,453
Defense	33,946	16,913	94,145	33,239
Corporate and other	(11,326)	(7,146)	(29,155)	(22,099)

Consolidated operating income	$49,165	$40,891	$130,978	$85,640

Third Quarter Fiscal 2004 Compared to 2003

Consolidated operating income increased 20.2% to $49.2 million, or 8.2% of sales, in the third quarter of fiscal 2004 compared to $40.9 million, or 7.6% of sales, in the third quarter of fiscal 2003.

Commercial segment operating income decreased 11.0% to $13.4 million, or 4.9% of sales, in the quarter compared to $15.0 million, or 7.0% of sales, in the prior year quarter. Operating income decreased in the third quarter of fiscal 2004 compared to the prior year quarter in spite of substantially higher sales due to losses in the Company’s European refuse business as industry conditions continued to deteriorate. The Company estimates that industry volumes in European refuse products are down approximately 20.0% from 2003 levels and that pricing is adversely impacted in most European countries. This business also incurred costs related to headcount reductions of $1.8 million and to introduce new smooth-sided bodies and value-priced products totaling $1.2 million during the third quarter. In the balance of the segment, concrete placement operating income increased nearly 50.0% and domestic refuse operating income increased more than 15.0% in the third quarter. Lastly, steel cost increases adversely impacted commercial segment operating income by $2.0 million during the third quarter.

Fire and emergency segment operating income decreased 18.2% to $13.2 million, or 9.2% of sales, in the quarter compared to $16.1 million, or 10.9% of sales, in the prior year quarter. Due to six and nine month lead times for custom fire apparatus, a significant percentage of third quarter shipments relate to orders received in fiscal 2003. The Company believes that industry order rates declined over 10.0% in fiscal 2003 causing pricing to be competitive for the lower volume of available business and orders reflected a particularly weak mix of higher-margin custom pumpers and aerials. Third quarter results also reflect increased product liability and group health costs and under absorption of overhead in the Company’s Florida facility as the Company moved the production of its Palletized Load System trailers from that facility to Oshkosh.

Defense segment operating income increased 100.7% to $33.9 million, or 17.8% of sales, in the quarter compared to $16.9 million, or 9.5% of sales, in the prior year quarter. The largest contributor to the higher operating income results in the third quarter was the cumulative catch-up adjustment of $7.1 million to increase MTVR contract margins. The MTVR margin adjustment reflects lower than expected material cost escalation, better than expected overhead absorption related to higher defense production volumes and improved warranty experience. Approximately one-half of the remaining increase in operating income was attributable to higher parts sales and the balance of the increase was about equally attributable to the start-up of the Iraqi Reset contract and other cost reduction efforts.

Corporate operating expenses and inter-segment profit elimination increased $4.2 million to $11.3 million in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. Current quarter expenses increased largely due to higher acquisition investigation costs, personnel-related expenses and professional services costs.

Consolidated operating expenses increased 23.0% to $50.1 million, or 8.3% of sales, in the third quarter of fiscal 2004 compared to $40.7 million, or 7.6% of sales in the third quarter of fiscal 2003. The impact of a stronger euro, increased corporate expenses and variable selling expenses were partially offset by lower bid and proposal costs in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003.

First Nine Months of Fiscal 2004 Compared to 2003

Consolidated operating income increased 52.9% to $131.0 million, or 8.1% of sales, in the first nine months of fiscal 2004, compared to $85.6 million, or 6.0% of sales, in the first nine months of fiscal 2003.

Commercial segment operating income decreased 11.9% to $30.0 million, or 4.5% of sales, in the first nine months compared to $34.0 million, or 6.1% of sales, in the prior year. Operating income margins were lower due to low production volumes at the Company’s European refuse business, costs related to a workforce reduction in Europe, inefficiencies associated with a workforce ramp-up in the U.S. to support significant growth in order backlog, competitive pricing in concrete mixer products, increased new product development expense and costs to implement a new enterprise resource planning system at the Company’s McNeilus Companies Inc. subsidiary. Results for the first nine months of fiscal 2003 also benefited from a $0.5 million gain on the sale of certain operating equipment.

Fire and emergency segment operating income decreased 11.0% to $36.0 million, or 9.0% of sales, in the first nine months of fiscal 2004 compared to $40.5 million, or 10.0% of sales, in the prior year period. Competitive pricing, an adverse product sales mix involving fewer custom pumpers and aerials and increases in product liability and group health costs were responsible for most of the decline in earnings in this segment.

Defense segment operating income increased 183.2% to $94.1 million, or 17.1% of sales, compared to $33.2 million, or 7.3% of sales, in the prior year period. The largest contributors to the increase in operating income included higher sales of heavy-payload trucks to international customers and the DoD and a doubling in defense parts sales. During 2004, the Company also recorded a cumulative life-to-date adjustment totaling $14.2 million, including $12.3 million related to prior period revenues, to increase the life-to-date margins recognized on its MTVR contract from 5.5% to 7.1%. Margins on the MTVR contract were 4.3% in the first nine months of fiscal 2003.

Corporate operating expenses and inter-segment profit eliminations increased $7.1 million to $29.2 million for the nine months ended June 30, 2004 compared to the same period in the prior year. Increases in acquisition investigation costs, personnel-related expenses and professional services contributed to the higher spending.

Consolidated operating expenses increased 12.6% during the period to $134.5 million compared to $119.4 million in the prior year period. Consolidated operating expenses as a percent of sales declined slightly between periods to 8.3% in fiscal 2004 compared to 8.4% in fiscal 2003, generally because the Company was able to limit its rate of spending below its sales rate increase.

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2004 Compared to 2003

Net interest expense decreased $1.9 million to $1.0 million in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, largely as a result of lower average borrowings in fiscal 2004.

The effective income tax rate was 37.8% for the third quarter of fiscal 2004 compared to 36.8% in the third quarter of fiscal 2003 due to higher estimated state income taxes resulting from lower interest expense and increased earnings in higher-tax states.

Equity in earnings of unconsolidated affiliates of $0.6 million in the third quarter of fiscal 2004 and $0.5 million in the third quarter of fiscal 2003 primarily represents the Company’s equity interest in a lease financing partnership.

First Nine Months of Fiscal 2004 Compared to 2003

Net interest expense decreased $6.4 million to $3.0 million in the first nine months of fiscal 2004 compared to the prior year largely due to lower average borrowings in fiscal 2004.

The effective income tax rate was 37.0% for the first nine months of fiscal 2004 compared to 37.0% in fiscal 2003. In 2004, the impact of increased tax credits offset higher estimated state income taxes due to lower interest expense and higher earnings in higher-tax states.

Equity in earnings of unconsolidated affiliates of $1.7 million in the first nine months of fiscal 2004 and fiscal 2003 primarily represents the Company’s equity interest in a lease financing partnership.

Financial Condition

First Nine Months of Fiscal 2004 Compared to 2003

During the first nine months of fiscal 2004, cash provided from operating activities of $79.7 million, $1.0 million in proceeds from other long-term borrowings and other financing activities of $4.5 million (primarily proceeds from exercise of stock options) funded capital expenditures of $19.2 million, repayments under the Company’s revolving credit facility and long-term debt of $38.9 million, an increase in long-term assets of $16.3 million, dividends of $6.0 million and an increase in cash of $6.0 million. Cash provided from operations during the first nine months of fiscal 2004 increased compared to the nine months ended June 30, 2003 due to substantially higher earnings and increased tax benefits relating to the exercise of stock options (including $6.0 million in the first nine months of fiscal 2004 and $2.0 million in the first nine months of fiscal 2003) offset in part as the Company invested in higher levels of inventory principally related to increased defense parts sales and the significant increase in commercial backlog compared to the prior year period. Receivables were also up in the first nine months of fiscal 2004 in conjunction with the increase in overall sales and because of increased sales to large U.S. commercial waste haulers that enjoy slightly more favorable payment terms. Also, in the first nine months of fiscal 2003, the Company was liquidating significant receivables and inventories associated with a large foreign military sale.

The Company expects to liquidate a large portion of its receivables and inventories in the fourth quarter of fiscal 2004, following the period during which the Company’s commercial segment sales generally peak due to seasonally stronger shipments of concrete mixers to meet stronger construction periods experienced by its customers during the Spring through Autumn period. As the Company liquidates these receivables and inventories, the Company expects its cash flow to improve throughout the remainder of fiscal 2004 to permit debt repayment during this period, excluding the impact of acquisitions. By September 30, 2004, the Company expects to have repaid all of its outstanding bank debt, excluding debt related to current year acquisitions.

The Company’s debt-to-total capital ratio at June 30, 2004 was 2.5% compared to 9.3% at September 30, 2003.

Liquidity and Capital Resources

The Company had $132.8 million of unused availability under the terms of its revolving credit facility as of June 30, 2004. The Company’s primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends, and, potentially, future acquisitions. The Company expects its primary sources of cash will be cash flow from operations and borrowings under the Company’s revolving credit facility.

The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate significantly from quarter to quarter due to changes in working capital requirements arising principally from seasonal fluctuations in sales, the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD.

The Company’s revolving credit facility contains various restrictions and covenants, including (1) limits on payments of dividends and repurchases of the Company’s stock; (2) requirements that the Company maintain certain financial ratios at prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions. However, because of the Company’s low debt level and estimated cash flow during the fourth quarter of fiscal 2004 and in fiscal year 2005, the Company does not believe these restrictions will impair its business.

Interest rates on borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.50%) or the “IBOR Rate” (which is the bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 1.00% for IBOR Rate loans under the Company’s revolving credit facility as of June 30, 2004. The margin is subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rate on borrowings outstanding at June 30, 2004 was 2.83%. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

In addition to the Company’s revolving credit facility, the Company’s wholly-owned subsidiary in the Netherlands, Geesink Group B.V. and certain of its affiliates are party to a euro 2.5 million bank credit facility (the “facility”) which supports a cross-border cash pooling arrangement. There were no borrowings outstanding under the facility at June 30, 2004. See Note 9 to the Notes to Condensed Consolidated Financial Statements.

Based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2004 and fiscal 2005. Following discussions with its lenders, the Company believes that it has substantial borrowing capacity to meet the needs of its business and to execute its acquisition strategy. See “Fiscal 2004 Outlook” and “Fiscal 2005 Outlook.” Debt levels and capital resource requirements may change, however, because the Company maintains an active acquisitions strategy, and the Company cannot reasonably estimate the capital requirements of this strategy. In addition, the Company could face significant working capital requirements in the event of an award of major new business arising from a current truck procurement competition for support vehicles in the U.K.

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

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2003 have not materially changed since that report was filed. Refer to Note 1 to the Condensed Consolidated Financial Statements for the impact of cumulative catch-up adjustments to adjust the estimated margin on the Company’s multi-year MTVR production contract which is accounted for under the “percentage-of-completion” method using units accepted as the measurement basis for effort accomplished.

New Accounting Standards

Refer to Note 2 to the Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s financial statements of new accounting standards.

Customers and Backlog

Sales to the DoD comprised approximately 32.7% of the Company’s sales in the first nine months of fiscal 2004. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at June 30, 2004 increased 28.3% to $1,552.7 million compared to $1,209.8 million at June 30, 2003. Commercial segment backlog increased 67.3% to $219.3 million at June 30, 2004 compared to June 30, 2003. Unit backlog for front-discharge concrete mixers was up 35.7% while unit backlog for rear-discharge concrete mixers was up 121.4% as concrete placement markets strengthened sharply during fiscal 2004. Unit backlog for refuse packers was up 35.8% domestically and up 1.3% in Europe. Domestic refuse backlog improved due to improving orders from large commercial waste haulers. European refuse backlog was at a relatively low level due to weak industry conditions. Fire and emergency segment backlog increased 71.7% to $457.1 million at June 30, 2004 compared to June 30, 2003, due to substantially higher orders in the nine months ended June 30, 2004 compared to the same period ended June 30, 2003 as customers accelerated orders to beat steel price surcharges and as domestic municipal fire apparatus markets strengthened. The defense segment backlog increased 7.9% to $876.3 million at June 30, 2004 compared to June 30, 2003, principally due to increased parts sales arising from U.S. armed services requirements associated with the conflicts in Iraq and Afghanistan. Approximately 66.4% of the Company’s June 30, 2004 backlog is not expected to be filled in fiscal 2004.

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

Fiscal 2004 Outlook

The Company estimates that fiscal 2004 consolidated net sales will approximate $2.175 billion, up 12.9% from fiscal 2003 net sales. All of the Company’s estimates reflect the impact of the acquisition of Jerr-Dan and the pending acquisition of BAI. Also, all comparisons are to fiscal 2003 actual results.

The Company estimates that commercial sales will increase about 13.2% to approximately $840.0 million in fiscal 2004. The Company is projecting an increase in concrete placement sales of about 19.4% in fiscal 2004, reflecting industry volume growth due to the economic recovery, with negligible pricing improvements. This estimate assumes the sale of 400 Revolution® drums in fiscal 2004. The Company is projecting domestic refuse sales to increase about 15.3% in fiscal 2004, largely due to projected volume increases with the largest U.S. waste haulers, with the Company expecting municipal refuse spending to continue to improve. The Company expects that Geesink Norba Group refuse product sales will be down 3.1% in U.S. dollars. The Company anticipates the current strong euro compared to the U.S. dollar will mitigate an even larger decrease in local country currency denominated sales as European refuse markets remain very weak.

The Company expects that fire and emergency sales will be up about $55.0 million, or 10.3%, to approximately $590.0 million, including approximately $27.0 million in sales related to the Jerr-Dan and BAI acquisitions. The Company believes that industry fire apparatus market order volumes will be up in fiscal 2004 and expects that the Company will record higher shipments in the fourth quarter of fiscal 2004, reflecting the recent strength in orders.

The Company is projecting defense sales to increase 15.7% to $760.0 million. The Company estimates that most of the increase will involve higher estimated international sales, higher parts sales and higher sales under the Company’s Family of Heavy Tactical Vehicle (“FHTV”) contract. The Company estimates that its MTVR sales under the base contract will decline $136.0 million in fiscal 2004 as the production rate under the contract declines in advance of contract expiration in fiscal 2005.

The Company is projecting consolidated operating income to be up about $44.8 million, or 34.7% to approximately $174.0 million in fiscal 2004, including $1.5 million related to the impact of the Jerr-Dan and BAI acquisitions.

In the commercial segment, the Company projects operating income to increase 2.0% to $41.0 million. The Company is projecting an increase in operating income on higher domestic sales that is expected to be largely offset by losses in European refuse on lower sales volume.

The Company is projecting fire and emergency segment operating income to increase $3.4 million, or 6.6%, to $55.5 million in fiscal 2004, with approximately $1.5 million of the increase due to the Jerr-Dan and BAI acquisitions.

The Company is projecting defense operating income to increase 66.7% to $114.5 million in fiscal 2004. This estimate assumes substantially lower sales of relatively lower-margin MTVR trucks, but increased sales of relatively higher-margin international and FHTV defense trucks. The estimate also includes the benefit of an estimated doubling of parts sales for all of fiscal 2004. This estimate further assumes the MTVR contract margins remain at 7.1%.

The Company expects corporate expenses to approximate $37.0 million in fiscal 2004, up from $31.8 million in fiscal 2003. This increase reflects higher estimated acquisition investigation costs, increased personnel-related expenses and other estimated expense increases. The Company is projecting net interest costs to decrease $6.7 million in fiscal 2004 to $5.5 million, including the impact of borrowings for the Jerr-Dan and BAI acquisitions and reflecting lower average borrowings in fiscal 2004.

The Company estimates that in fiscal 2004 its effective tax rate will approximate 37.0% and that equity in earnings of its unconsolidated affiliates will approximate $2.2 million after taxes.

These estimates result in the Company’s estimate of fiscal 2004 net income increasing 43.5% to $108.5 million and earnings per share increasing 38.9% to $3.00.

The Company estimates that debt will approximate $90.0 million at September 30, 2004. The Company expects that the Jerr-Dan and BAI acquisitions will involve borrowings and assumed indebtedness of approximately $110.0 million. The Company believes that cash flow from operations will be sufficient to repay outstanding indebtedness at June 30, 2004 and about $20.0 million of acquisition indebtedness. The Company anticipates capital spending to approximate $30.0 million in fiscal 2004, much of which the Company expects will support the continued worldwide rollout of the Revolution® composite mixer drum.

Fiscal 2005 Outlook

The Company estimates that fiscal 2005 consolidated net sales will approximate $2.39 billion, up 9.9% from estimated fiscal 2004 net sales, with $143.0 million of the sales increase from acquisitions. All comparisons are to fiscal 2004 estimates and assume no acquisitions other than Jerr-Dan and BAI.

The Company estimates that commercial sales will increase about 6.0% to approximately $890.0 million in fiscal 2005. The Company is projecting an increase in concrete placement sales of 7.0% in fiscal 2005, reflecting a continued U.S. economic recovery and the continuation of the launch of the Revolution® composite mixer drum. The Company expects to sell 1,000 Revolution® composite concrete mixer drums in fiscal 2005. The Company is projecting domestic refuse sales also to increase 7.0% in fiscal 2005, largely due to projected volume increases with the largest U.S. waste haulers and increased municipal refuse spending. The Company expects that Geesink Norba Group refuse product sales will be flat in fiscal 2005 with no recovery in the European market.

The Company expects that fire and emergency sales will be up about 33.1% to approximately $785.0 million. The Company expects the acquisitions of Jerr-Dan and BAI to add $143.0 million to segment sales in fiscal 2005.

The Company is projecting defense sales to decline 3.9% to $730.0 million. The Company estimates decreases of approximately $40.0 million in defense parts, $25.0 million in international trucks and $37.0 million in FHTV trucks to be partially offset by increases of $12.0 million in MTVR truck sales (including base, wrecker and Navy Seabee contracts) and $60.0 million of higher Iraqi Reset sales.

By quarter, the Company estimates that fiscal 2005 sales will approximate $575.0 million in each of quarters one and two, $645.0 million in quarter three and $595.0 million in quarter four.

The Company is projecting consolidated operating income to be up about 15.5% to approximately $201.0 million in fiscal 2005.

In the commercial segment, the Company projects operating income to increase 43.9% to $59.0 million. In this segment, the Company is projecting concrete placement operating income to be up 35.6% in fiscal 2005 due to estimated improvements in product mix and lower manufacturing costs. The Company expects domestic refuse operating income to be up 8.3% in fiscal 2005 consistent with the increase in sales. The Company expects European refuse product operating results to be modestly profitable as a result of the restructuring of that business in fiscal 2004.

The Company is projecting fire and emergency segment operating income to increase 42.3% to $79.0 million in fiscal 2005. The Company expects that the Jerr-Dan and BAI acquisitions will add $16.0 million to segment operating income in fiscal 2005. The Company expects the operating income of its other fire and emergency businesses to grow approximately 13.9%, or $7.5 million, in fiscal 2005.

The Company is projecting defense operating income to decrease 12.7% to $100.0 million in fiscal 2005. This estimate assumes the MTVR contract margins remain at 7.1%. In fiscal 2004, cumulative catch-up adjustments to increase MTVR contract margins in the first and third quarters added $14.2 million of operating income. Excluding the effects of these adjustments, the Company is estimating higher operating income margins in fiscal 2005 due to an improved product mix.

The Company expects corporate expenses to approximate $37.0 million in fiscal 2005, flat compared to fiscal 2004. The Company expects personnel cost increases will be offset by lower expenses related to acquisitions, among other areas. The Company is projecting net interest costs to increase $1.5 million in fiscal 2005 to $7.0 million due to acquisition-related indebtedness.

The Company estimates that in fiscal 2005 its effective tax rate will approximate 37.0% and that equity in earnings of its leasing unconsolidated partnership will approximate $2.0 million after taxes. These estimates result in the Company’s estimate of fiscal 2005 net income of $124.0 million and earnings per share of $3.30 per share. The Company’s earnings per share estimate assumes that unrecovered steel and component price increases will have a $0.30 adverse impact on earnings per share in fiscal 2005.

By quarter, the Company expects that net income will approximate $27.8 million in quarter one, $23.4 million in quarter two, $36.8 million in quarter three and $36.0 million in quarter four. Based on an estimated 37.6 million average diluted shares outstanding for the year, these net income estimates result in earnings per share estimates of $0.76 in quarter one, $0.63 in quarter two, $0.97 in quarter three and $0.94 in quarter four.

Assuming no acquisitions, the Company estimates that debt will decrease to $30.0 million at September 30, 2005 compared to estimated September 30, 2004 levels, but cash will fluctuate with seasonal working capital demands. The Company anticipates capital spending to approximate $30.0 million in fiscal 2005, much of which the Company expects will support the continued worldwide rollout of the Revolution® composite mixer drum.

Certain Assumptions

The expectations set forth in “Executive Overview,” “Fiscal 2004 Outlook” and “Fiscal 2005 Outlook” are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, the sale of approximately 400 and 1,000 Revolution® composite mixer drums in the U.S. in fiscal 2004 and fiscal 2005 at favorable pricing and costs; the Company’s estimates for concrete placement activity, housing starts and mortgage rates; a modest economic recovery in the U.S. and no economic recovery in Europe; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies; the anticipated level of production and margins associated with the base MTVR contract and MTVR-related contracts, international defense truck contracts and the FHTV contract; the expected level of U.S. Department of Defense procurement of replacement parts and remanufacturing of trucks and funding thereof; the expected level of commercial “package” body and purchased chassis sales compared to “body only” sales; the Company’s estimates for capital expenditures of municipalities for fire and emergency and refuse products, of airports for rescue and snow removal products and of large commercial waste haulers generally and with the Company; the Company’s estimates for the impact of steel and component cost increases and its ability to avoid such cost increases based on its supply contracts or recover rising steel and component costs with increases in prices of its products; the Company’s estimates of the impact of changing fuel prices and credit availability on capital spending of towing operators; the Company’s ability to sustain market share gains by its fire and emergency and refuse products businesses; anticipated levels of capital expenditures, especially with respect to the rollout of the Revolution composite mixer drum; the Company’s planned spending on new product development; the Company’s estimates for costs relating to litigation, insurance and other raw materials; the Company’s targets for Geesink Norba Group sales and operating income; the Company’s planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; and the Company’s estimates for debt levels, interest rates, working capital needs and effective tax rates. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results that the forward-looking statements contemplate.

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

The Company’s export sales have historically been denominated in the Company’s functional currency, the U.S. dollar. In March 2003, the Company entered into a multi-year contract to provide Wheeled Tanker systems to the U.K. Ministry of Defence. This contract, which is included in the Company’s backlog at June 30, 2004 and which calls for deliveries in fiscal 2005 through fiscal 2007, is denominated in British Sterling. Additionally, in connection with this Wheeled Tanker contract, the Company has entered into requirements subcontracts with various third parties. Certain of these subcontracts call for payments in euros and British Sterling. The Company has hedged a significant portion of the forecasted cash flows related to this contract by entering into forward foreign exchange contracts. Any portion of these contractual cash flows that remain unhedged will subject the Company to foreign currency transaction risk and related financial volatility. See Note 8 to the Condensed Consolidated Financial Statements for details regarding the Company’s use of forward foreign exchange contracts in connection with the Wheeled Tanker contract and other forecasted purchases and sales denominated in foreign currency.

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

Item 4.  Controls and Procedures

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2004. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2004 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

        Changes in internal control. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

OSHKOSH TRUCK CORPORATION
PART II. OTHER INFORMATION
FORM 10-Q
June 30, 2004

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In July 1995, the Company Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s Common Stock. The Company did not repurchase any shares under the authorization during the quarter ended June 30, 2004. As of June 30, 2004, the Company had authority to repurchase 1,615,395 shares of Common Stock under that program. The repurchase authorization does not expire.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

10.1	Restated Employment Agreement/Consulting Agreement, dated as of June 25, 2004, between Oshkosh Truck Corporation and Daniel J. Lanzdorf.

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 28, 2004.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 28, 2004.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated July 28, 2004.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss.1350, dated July 28, 2004.

(b)    Reports on Form 8-K

Current Report on Form 8-K dated April 27, 2004 reporting the announcement of the Company’s earnings for the second quarter ended March 31, 2004, a conference call in connection with such announcement and risk factors for the Company.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH TRUCK CORPORATION
July 28, 2004	/S/ R. G. Bohn
R. G. Bohn
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)
July 28, 2004	/S/ C. L. Szews
C. L. Szews
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
July 28, 2004	/S/ T. J. Polnaszek
T. J. Polnaszek
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Restated Employment Agreement/Consulting Agreement, dated as of June 25, 2004, between Oshkosh Truck Corporation and Daniel J. Lanzdorf.

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 28, 2004.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 28, 2004.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated July 28, 2004.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss.1350, dated July 28, 2004.