Form 10-K
period 2004-09-30
OSHKOSH TRUCK CORP
filed 2004-11-23
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

(X)	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2004, or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________________________ to __________________________________

Commission file number:  1-31371

Oshkosh Truck Corporation
(Exact name of registrant as specified in its charter)
Wisconsin	39-0520270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P. O. Box 2566, Oshkosh, WI	54903-2566
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  (920) 235-9151
Securities registered pursuant to Section 12(b) of the Act:

Common Stock Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

        None
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes     X         No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10–K. [   ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes     X         No

        The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant on March 31, 2004, the last business day of the registrant's most recently completed second fiscal quarter:

        Class A Common Stock, $.01 par value - No Established Market Value
        Common Stock, $.01 par value - $1,918,247,398

        Number of shares outstanding of each of the registrant's classes of common stock as of November 15, 2004:

        Class A Common Stock, $.01 par value - 805,177 shares
        Common Stock, $.01 par value - 34,967,635 shares

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

OSHKOSH TRUCK CORPORATION

Index to Annual Report on Form 10-K

Fiscal year ended September 30, 2004

        As used herein, the "Company" refers to Oshkosh Truck Corporation, including Pierce Manufacturing Inc. ("Pierce"), McNeilus Companies, Inc. ("McNeilus") and its wholly-owned subsidiaries, Viking Truck and Equipment, Inc. ("Viking"), Kewaunee Fabrications, LLC ("Kewaunee"), Medtec Ambulance Corporation ("Medtec"), JerrDan Corporation ("JerrDan"), Concrete Equipment Company, Inc. ("CON-E-CO"), Geesink Group B.V., Norba A.B. and Geesink Norba Limited and their wholly-owned subsidiaries (together the "Geesink Norba Group") and BAI Brescia Antincendi International S.r.l. and BAI Tecnica S.r.l. (together "BAI"). "Oshkosh" refers to Oshkosh Truck Corporation, not including Pierce, McNeilus, Viking, Kewaunee, Medtec, JerrDan, CON-E-CO, Geesink Norba Group, BAI or any other subsidiaries.

        The “Oshkosh®,” “McNeilus®,” “Pierce®,” “Medtec™,” “Jerr-Dan®,” “CON-E-CO®,” “BAI™,” “Geesink™,” “Norba®,” “Kiggen™,” “Revolution®,” “Atlantic™,” “Command Zone™,” “All-Steer®,” “TAK-4®,” “Arrow XT™,” “Hawk Extreme®,” “Hercules™,” “Husky®,” “Contender®,” “SmartPak®,” “Auto Reach®,” “Power Grid®,” “Quick Pick®,” “Lo-Pro®,” “All-Pro®,” “Tru-Trof®,” and “ProPulse®” trademarks and related logos are trademarks or registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.

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

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital spending and debt levels, and plans and objectives of management for future operations, including those under the captions “Executive Overview”and “Fiscal 2005 Outlook” in “Management’s Discussion and Analysis,” are forward-looking statements. When used in this Annual Report on Form 10-K, words such as the Company “expects,” “intends,”“estimates,” “anticipates,” “believes,” “should”or “plans” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the success of the launch of the Revolution composite concrete mixer drum, the Company’s ability to turn around its McNeilus and Geesink Norba Group businesses, the cyclical nature of the Company’s commercial and fire and emergency markets, risks related to reductions in government expenditures, the uncertainty of government contracts, the challenges of identifying acquisition candidates and integrating acquired businesses, rapidly rising steel and component costs and the Company’s ability to avoid such cost increases based on its supply contracts or recover such rising costs with increases in selling prices of its products, and risks associated with international operations and sales, including foreign currency fluctuations. In addition, the Company’s expectations for fiscal 2005 are based in part on certain assumptions made by the Company, which are set forth under the caption "Management's Discussion and Analysis - Certain Assumptions." Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (the “SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2004.

        All forward-looking statements, including those under the captions “Executive Overview” and “Fiscal 2005 Outlook” in “Management’s Discussion and Analysis,” speak only as of November 18, 2004. The Company has adopted a policy that if the Company makes a determination that it expects the Company’s earnings per share for future periods for which projections are contained in this Annual Report on Form 10-K to be lower than those projections, then the Company will publicly disseminate that fact. The Company’s policy also provides that if the Company makes a determination that it expects the Company’s earnings per share for future periods to be at or above the projections contained in this Annual Report on Form 10-K, then the Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company’s next quarterly conference call, if at all.

PART I

Item 1. BUSINESS

The Company

        The Company is a leading designer, manufacturer and marketer of a broad range of specialty commercial, fire and emergency and military trucks under the “Oshkosh” and “Pierce” trademarks; truck bodies under the “McNeilus,” “MTM,” “Revolution,” “Medtec,” “Jerr-Dan,” “BAI,” “Geesink” and “Norba” trademarks; and mobile and stationary compactors under the “Geesink Kiggen” trademark. Oshkosh began business in 1917 and was among the early pioneers of four-wheel drive technology. In 1981, Oshkosh was awarded the first Heavy Expanded Mobility Tactical Truck (“HEMTT”) contract for the U.S. Department of Defense (“DoD”), and quickly developed into the DoD’s leading supplier of severe-duty heavy-payload tactical trucks. In 1996, the Company began a strategic initiative to shed under-performing assets and to diversify its business by making selective acquisitions in attractive segments of the specialty truck and truck body markets to complement its defense truck business. The result of this initiative to date has been an increase in sales from $413 million in fiscal 1996 to $2,262 million in fiscal 2004, with earnings from continuing operations increasing from a loss of $.01 per share for fiscal 1996 to earnings of $3.13 per share in fiscal 2004.

        As part of the Company’s strategy, the Company has completed the following acquisitions:

•	Pierce, a leading manufacturer and marketer of fire apparatus, in September 1996;

•	Nova Quintech, a manufacturer of aerial devices for fire trucks, in December 1997;

•	McNeilus, a leading manufacturer and marketer of commercial specialty truck bodies, including rear-discharge concrete mixers and portable concrete batch plants for the concrete ready-mix industry and refuse truck bodies for the waste services industry, in February 1998;

•	Kewaunee, a fabricator of heavy-steel components such as cranes and aerial devices, in November 1999;

•	Viking, Oshkosh's only remaining front-discharge concrete mixer dealer, in April 2000;

•	Medtec, a leading manufacturer of ambulances and rescue vehicles, in October 2000;

•	Certain assets of TEMCO, a manufacturer of concrete mixers, batch plants and concrete mixer parts, in March 2001;

•	Geesink Norba Group, a leading European manufacturer of refuse collection truck bodies, mobile and stationary compactors and transfer stations, in July 2001;

•	JerrDan, a leading manufacturer and marketer of towing and recovery equipment in the U.S., in July 2004;

•	75% of the ownership interests of BAI, a manufacturer and marketer of fire apparatus and equipment to municipalities and airports throughout Europe, the Middle East and North Africa, in July 2004; and

•	CON-E-CO, a leading manufacturer of concrete batch plants in the U.S., in November 2004.

        The Company believes it has developed a reputation for excellent product quality, performance and reliability at low product life cycle costs in each of the specialty segments in which it participates. The Company has strong brand recognition in its segments and has demonstrated design and engineering capabilities through the introduction of several highly-engineered proprietary components that increase the operating performance of the Company’s products. The Company has developed comprehensive product and service portfolios for many of its markets in an effort to become a single-source supplier for its customers, including third-party customer lease financing for fire and emergency products through its wholly-owned subsidiary, Oshkosh Equipment Finance, L.L.C., doing business as Oshkosh Capital (“Oshkosh Capital”), and for certain commercial products through the Company’s interest in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”). The Company’s commercial truck lines include refuse truck bodies, rear- and front-discharge concrete mixers and all-wheel drive truck chassis. The Company’s custom and commercial fire apparatus and emergency vehicles include pumpers, aerial and ladder trucks, tankers, light-, medium- and heavy-duty rescue vehicles, wildland rough terrain response vehicles, wreckers, carriers, aircraft rescue and firefighting (“ARFF”) vehicles, ambulances and snow removal vehicles. As the leading manufacturer of severe-duty heavy–payload tactical trucks for the DoD, the Company manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel and cargo for combat units. In December 1998, the DoD awarded Oshkosh the Medium Tactical Vehicle Replacement ("MTVR") base contract for the U.S. Marine Corps from which the Company expects to generate total sales of approximately $1.0 billion during the period from fiscal 2000 through fiscal 2005, including exercise of options by the DoD under the base contract. The MTVR base contract represented the Company’s first production contract for medium tactical trucks for the U.S. military. The Company expects fiscal 2005 sales to approximate $64.2 million under the final year of the MTVR base contract. The Company has begun utilizing the MTVR truck platform in defense truck procurement competitions worldwide and has generated multiple contract awards for the MTVR truck platform which the Company expects will keep the MTVR truck in production for several years. The Company’s largest follow-on contract award for the MTVR truck platform has involved a contract for wheeled tankers for the United Kingdom Ministry of Defence (“U.K. MoD”) for approximately 155 million British Sterling ($279 million based on the September 30, 2004 exchange rate) over a three-year period commencing in fiscal 2005.

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

        Flexible and Efficient Manufacturing. The Company believes it has competitive advantages over larger truck manufacturers in its specialty truck markets due to its manufacturing flexibility and custom fabrication capabilities. Over the past ten years, the Company has significantly increased manufacturing efficiencies. In addition, the Company believes it has competitive advantages over smaller truck and truck body manufacturers due to the Company’s relatively higher volumes of similar products that permit the use of moving assembly lines and allow the Company to leverage purchasing power opportunities across product lines.

        Diversified Product Offering and Customer Base. The Company’s broad product offerings and target markets serve to diversify its sources of revenues, mitigate the impact of economic cycles and provide multiple platforms for both potential internal growth and acquisitions. For each of the Company’s target markets, the Company has developed or acquired a broad product line to become a single-source provider of vocational trucks, truck bodies, parts and service and related products to the Company’s customers.

        Strong Management Team. The present management team has successfully executed a strategic repositioning of the Company’s business while significantly improving its financial and operating performance. With each acquisition since 1996, the Company assimilated the management and culture of the acquired company and has introduced and continues to introduce, new strategies intended to increase sales and use the Company’s expertise in purchasing and manufacturing to reduce costs.

        Quality Products and Customer Service. Oshkosh, Pierce, McNeilus, Medtec, JerrDan, CON-E-CO, BAI and the Geesink Norba Group have each developed strong brand recognition based on their commitments to meet the stringent product quality and reliability requirements of their customers and the specialty truck and truck body markets they serve. The Company’s commitment to product quality is exemplified by the ISO 9001 certification of Oshkosh, Pierce, McNeilus, Kewaunee, BAI and the Geesink Norba Group. The Company also achieves high quality customer service through its extensive service and parts support program, which is available to domestic customers 365 days a year in all product lines throughout the Company’s distribution systems.

        Proprietary Components. The Company’s advanced design and engineering capabilities have contributed to the development of proprietary, severe-duty components that enhance truck performance, reduce manufacturing costs and strengthen customer relationships. These proprietary components include front drive and steer axles, transfer cases, cabs, the ALL-STEER electronic all-wheel steering system, TAK-4 independent suspension, the Sky-Arm articulating aerial platform ladder, the Hercules and Husky foam systems, the Command Zone embedded diagnostics multiplexing technology, the McNeilus Auto Reach Arm for automated side-loading refuse bodies, Geesink Norba Group’s SmartPak bin lift system, JerrDan’s Quick Pick vehicle recovery system and the Pro-Pulse hybrid electric drive technology. The Company also has an exclusive license to manufacture and market the Revolution composite concrete mixer drum in North, Central and South America and the Caribbean (the “Americas”) and Europe and holds an option to acquire the technological rights for all other markets worldwide. The Company believes these proprietary components provide the Company a competitive advantage by increasing its products’ durability, operating efficiency and performance. The integration of many of these components across various product lines also reduces the Company’s costs to manufacture its products compared to manufacturers who simply assemble purchased components.

Business Strategy

        The Company is focused on increasing its net sales, profitability and cash flow by capitalizing on its competitive strengths and pursuing a comprehensive, integrated business strategy. Key elements of the Company’s business strategy include:

        Focusing on Specialty Truck and Truck Body Markets. The Company plans to continue its focus on those specialty truck and truck body markets where it has or can acquire strong market positions and where the Company believes it can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability. The Company believes the higher sales volumes associated with strong market positions will allow the Company to continue to enhance productivity in manufacturing operations, capitalize on extensive distribution capabilities, fund innovative product development and invest in further expansion. In addition to the Company’s strategies to increase market share and profitability, each of the Company’s specialty truck and truck body markets exhibits opportunities for further market growth.

        Pursuing Strategic Acquisitions. The Company’s present management team has successfully negotiated and integrated eleven acquisitions since 1996 that, taken as a whole, have significantly increased the Company’s sales and earnings. The Company intends to selectively pursue additional strategic acquisitions, both domestically and internationally, to enhance its product offerings and expand its international presence in specialty truck and truck body markets. The Company’s acquisition strategy is focused on opportunities that provide or enhance a full range of products to customers in specialty truck and truck body markets that are growing and where the Company can enhance its strong market positions and achieve significant acquisition synergies.

        Introducing New Products. The Company has maintained a strong emphasis on new product development in recent years, as it seeks to expand sales by leading its core markets in the introduction of new or improved products and new technologies, through internal development, strategic acquisitions or licensing of technology. In fiscal 2004, the Company invested $27.6 million in development activities for new products and product enhancements.

        Tailoring Distribution and Service to Each Market. The Company actively tailors distribution and service to each of its domestic and international markets. Dealers and distributors are utilized in markets characterized by a large, fragmented customer base. Company-owned or leased facilities and in-house sales representatives are utilized in markets characterized by a concentrated customer base, supplemented by a network of nationwide service representatives. The Company believes that this distribution and service model provides frequent contact with customers and timely service at a reasonable cost of capital. Because the Company’s vehicles must be ready to go to war, fight a fire, rescue, clean up, tow, build and perform other critical missions, the Company has actively been expanding Company-owned service locations, encouraging dealers to expand service locations and adding roving service vans to maintain high readiness levels of its installed fleets.

        Focusing on Lean Operations. The Company seeks to deliver high performance products to customers at both low product life cycle costs and low acquisition prices. Historically, the Company actively benchmarked competitor costs and best industry practices and utilized teams of industrial engineers and procurement specialists to re-engineer manufacturing processes and leverage purchasing volumes to meet these objectives. Since 1996, the Company’s corporate strategic purchasing group has procured approximately 80% of all materials and components procured company-wide to leverage the Company’s full purchasing power. Beginning in fiscal 2004, the Company adopted a more comprehensive, Lean enterprise focus to continue its drive to be a low cost producer in all its product lines and to deliver low product life cycle costs for its customers. Lean is a methodology to eliminate non-value added work from a process stream. While continuing its benchmarking and best practices analyses, the Company began a worldwide recruiting effort in fiscal 2004 to hire executives with significant Lean experience. The Company formed Lean executives into teams to train employees in key Lean skills such as process value stream mapping and to conduct focused improvement events around the Company to streamline process value streams. In fiscal 2004, the Lean teams were primarily focused at McNeilus’ facilities, including its Revolution composite concrete mixer drum facility. In fiscal 2005, the Company intends to continue to recruit and hire Lean executives and to roll-out training and targeted, focused improvement events Company-wide. As a result of this Lean focus, the Company expects to reduce inventories, product costs, manufacturing lead times and new product development cycle times over the next several years.

Products

        The Company is focused on the following core segments of the specialty truck and truck body markets:

        Commercial segment: Through the Geesink Norba Group and McNeilus, the Company is a leading European and U.S. manufacturer of refuse truck bodies for the waste services industry. Through Oshkosh, McNeilus and CON-E-CO the Company is a leading manufacturer of front- and rear-discharge concrete mixers and portable and stationary concrete batch plants for the U.S. concrete ready-mix industry. McNeilus manufactures a wide range of rear, front, automated, side and top loading refuse truck bodies, which are mounted on commercial chassis. McNeilus sells its refuse vehicles primarily to commercial waste management companies, and it is increasing its municipal focus with customers such as the cities of Long Beach, California; Honolulu, Hawaii; Philadelphia, Pennsylvania; Greensboro, North Carolina; Macon, Georgia; Houston and El Paso, Texas; and Cleveland, Cincinnati and Columbus, Ohio; and in Latin America and Canada. The Geesink Norba Group sells its refuse vehicles throughout Europe and the Middle East to municipal and commercial customers. The Company believes its refuse vehicles have a reputation for efficient, cost effective, dependable, low maintenance operation that supports the Company’s continued expansion into municipal and international markets. The Company sells rear- and front-discharge concrete mixers and portable and stationary concrete batch plants to concrete ready-mix companies throughout the United States and internationally. The Company believes it is the only domestic concrete mixer manufacturer that markets both rear-and front-discharge concrete mixers and portable and stationary concrete batch plants. Mixers and batch plants are marketed on the basis of their quality, dependability, efficiency, low maintenance and cost-effectiveness.

        In March 2002, the Company introduced the Revolution concrete mixer drum, which is constructed using light-weight composite materials. Since the introduction of the first concrete mixer drum nearly 90 years ago, all commercially-successful drums worldwide have been produced utilizing steel. The Company believes the Revolution is the first composite concrete mixer drum ever produced. The Revolution drum offers improved concrete payload on a truck and easier drum cleanout, which lowers the cost per yard of concrete delivered. The Company’s strategy has been to sell the Revolution drum as a premium-priced product as the Company believes the Revolution drum yields a quick payback to customers through lower operating costs. As the Company rolls out this technology worldwide, the Company is required to pay to its Australian partner royalty fees payable per drum sold. Should the Company exercise its option to license the Revolution technology for Asia, Australia, the Middle East and Africa, the Company also would be required to pay a license fee to its Australian partner. The Company sold over 100 Revolution drums in the U.S. in fiscal 2002 and 2003 that were produced in Australia for sale in the U.S. to McNeilus customers. Late in the fourth quarter of fiscal 2003, the Company commenced production of the Revolution drum at a greenfield facility in Minnesota. The ramp-up of the production and sale of Revolution drums in fiscal 2004 proceeded at a much slower pace than the Company’s expectations. The Company curtailed production and sales of the Revolution drum periodically during fiscal 2004 as the Company modified the drum to satisfy customers’ desire for an improved drum surface finish and as it addressed production process control issues. Ultimately, the Company sold 411 Revolution rear-discharge drums in fiscal 2004 compared to an initial target of 1,000 drums. Due largely to lower than planned production volumes and higher than anticipated warranty costs, the Revolution product costs exceeded Company targets in fiscal 2004 resulting in a small operating loss on the sale of Revolution drums in fiscal 2004. During fiscal 2004, the Company devoted substantial resources, including its core Lean team members, to the resolution of the surface finish and production process control issues related to the Revolution drum. At this time, the Company believes that it has resolved these issues and expects to sell 1,000 rear-discharge Revolution drums in fiscal 2005. The Company further expects to continue to lower its manufacturing costs of the Revolution drum over the next several months, but does not expect to achieve its target cost for the Revolution drum until the second quarter of fiscal 2005, following the installation of additional equipment and final negotiation of certain procurement contracts. If the target cost is achieved, the Company would expect to realize substantially higher margins on the Revolution drum compared to a steel drum. The Company plans to commence production of Revolution drums for other markets worldwide in fiscal 2006 and consequently exercised its option in fiscal 2004 to acquire the rights to market the Revolution in Europe.

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

        Following its acquisition of JerrDan in July 2004, the Company is a leader in the manufacturing and marketing of towing and recovery equipment in the U.S. The Company believes JerrDan is recognized as an industry leader in quality and innovation. JerrDan offers a complete line of both roll-back carriers (“carriers”) and traditional tow trucks (“wreckers”). In addition to manufacturing equipment, JerrDan also provides its customers with one-stop service for carriers and wreckers and generates revenue from the installation of equipment, as well as the sale of chassis and service parts. JerrDan also assists prospective purchasers in obtaining third-party financing and insurance products.

        In July 2004, the Company became one of the leaders in manufacturing and marketing fire apparatus and equipment to municipalities and airports throughout Europe, the Middle East and North Africa through its BAI acquisition. BAI produces a wide range of firefighting vehicles, ARFF units, industrial firefighting trucks and forest firefighting trucks.

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

        The Company, through its Oshkosh and BAI brands, is among the leaders in sales of ARFF vehicles to domestic and international airports. These highly specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the world’s largest airports, including LaGuardia International Airport, O’Hare International Airport and Los Angeles International Airport in the United States and airports located in Montreal and Toronto, Canada, and Rome and Milan, Italy are served by the Company’s ARFF vehicles. The Company believes that the performance and reliability of its ARFF vehicles contributes to the Company’s strong position in this market.

        The Company is a leader in airport snow removal vehicles in the U.S. The Company’s specially designed airport snow removal vehicles can cast up to 5,000 tons of snow per hour and are used by some of the largest airports in the United States, including Denver International Airport, LaGuardia International Airport, Minneapolis-St. Paul International Airport and O’Hare International Airport. The Company believes that the reliability of its high performance snow removal vehicles and the speed with which they clear airport runways contributes to its strong position in this market.

        The Company offers two- to ten-year municipal lease financing programs to its fire and emergency customers in the United States through Oshkosh Capital. Programs include competitive lease financing rates, creative and flexible finance arrangements and the ease of one-stop shopping for customers’ equipment and financing. The lease financing transactions are executed through a private label arrangement with an independent third party finance company.

        Defense Segment. The Company has sold products to the DoD for over 80 years. The Company’s proprietary military all-wheel drive product line of heavy-payload tactical trucks includes the HEMTT, the Heavy Equipment Transporter (“HET”), the Palletized Load System (“PLS”), the Common Bridge Transporter (“CBT”) and the Logistic Vehicle System (“LVS”). The Company also exports severe-duty heavy-payload tactical trucks to approved foreign customers.

        The Company has developed and maintained a strong relationship with the DoD over the years and has established itself as a proven supplier. The Company has a five-year Family of Heavy Tactical Vehicles (“FHTV”) requirements contract running from fiscal 2001 to fiscal 2006 that includes the following heavy-payload products: HEMTT, HEMTT-ESP (“Expanded Service Program”), HET, PLS, CBT, LVS and associated logistics and configuration management support. The Company expects to renew this contract by the date of its expiration in 2006. As a result of significant usage of the Company’s heavy-payload trucks in Operation Iraqi Freedom, the Company was awarded a four-year, fixed-price contract (the “ID/IQ”) on September 30, 2004 to rebuild Oshkosh heavy-payload defense trucks and trailers deployed in Iraq. As funds become available to the DoD, the ID/IQ allows the DoD to contract with Oshkosh to rebuild Oshkosh defense trucks and trailers at fixed prices over a four-year period. The initial delivery orders under the ID/IQ have totaled $71.8 million through November 1, 2004. Based on discussions with the DoD, the Company expects substantially more delivery orders to be received under the ID/IQ over the four-year period of the contract.

        The DoD is considering a new Future Tactical Truck System (“FTTS”) program with production commencing in 2010, or later, that may eventually replace the DoD’s procurement of the Company’s heavy-payload trucks.

        With the award of the MTVR contract in fiscal 1998, the Company became a major manufacturer of medium-payload tactical trucks for the U.S. Marine Corps. MTVRs are equipped with the Company’s patented TAK-4 independent suspension and transfer cases, and central tire inflation to enhance off-road performance. The MTVR program originally called for 5,666 trucks with options for up to 2,409 additional trucks, for a total of 8,075 trucks. To date, the U.S. Marine Corps has exercised options for 967 trucks, bringing the total contract value to $991 million and 6,633 trucks. The Company expects that sales under the MTVR base contract will decline from $157.0 million in fiscal 2004 to $64.2 million in fiscal 2005 when the contract is expected to expire.

        In December 2001, the Company was awarded a contract to provide the U.K. MoD with 92 heavy equipment transporters (“U.K. HETs”) valued at approximately $75 million. The Company began shipping units under this contract in mid-fiscal 2003. Shipments under the contract were completed in fiscal 2004. In April 2003, the Company was awarded a contract to provide the U.K. MoD with 348 wheeled tankers, with a value of approximately 145 million British Sterling over a three-year period, commencing in fiscal 2005. The contract was subsequently amended to include an additional nine wheeled tankers, training and support resulting in a current value of approximately 155 million British Sterling ($279 million based on the September 30, 2004 exchange rate). The Company’s contract for the U.K. wheeled tanker utilizes the Company’s high performance MTVR truck as its main truck platform. In September 2003, the Company submitted its proposal for the U.K. cargo support vehicle competition, which initially included requirements for up to 8,500 vehicles with a contract value in excess of $2.0 billion over seven years commencing in fiscal 2007. The Company was not selected as the preferred bidder for this proposal.

        The Company’s objective is to continue to diversify into other areas of the U.S. defense truck market by expanding applications, uses and body styles of its current heavy- and medium-payload tactical truck lines. As the Company enters the medium-payload tactical truck area of the defense market segment, management believes that the Company has multiple competitive advantages, including:

•	Truck engineering and testing. DoD truck contract competitions require significant defense truck engineering expertise to ensure that a company’s truck excels under demanding testing conditions. The Company has a team of approximately 60 engineers and draftsmen and engages contract engineers to support current business and truck contract competitions. These personnel have significant expertise designing new trucks, using sophisticated computer-aided tools, supporting grueling testing programs at DoD test sites and submitting detailed, comprehensive, successful contract proposals.
•	Proprietary components. The Company’s patented TAK-4 independent suspension and proprietary transfer case enhance its trucks’ off-road performance. In addition, because these are two of the highest cost components in a truck, the Company has a competitive cost-advantage from in-house manufacturing of these two truck components. The Company’s Command Zone tool also simplifies maintenance troubleshooting.
•	Past performance. The Company has been building trucks for the DoD for over 80 years. The Company believes that its past success in delivering reliable, high quality trucks on time, within budget and meeting specifications is a competitive advantage in future defense truck procurement programs. The Company understands the special contract procedures in use by the DoD and has developed substantial expertise in contract management and accounting.
•	Flexible manufacturing. The Company’s ability to produce a variety of truck models on the same moving assembly line permits it to avoid facilitation costs on most new contracts and maintain competitive manufacturing efficiencies.
•	Logistics. The Company has gained significant experience in the development of operators’ manuals and training and in the delivery of parts and services worldwide in accordance with the DoD’s expectations, which differ materially from commercial practices. The Company has logistics capabilities to permit the DoD to order parts, receive invoices and remit payments electronically.

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

        U.S. dealers and representatives, where used, enter into agreements with the Company that allow for termination by either party generally upon 90 days notice. Dealers and representatives, except for those utilized by JerrDan, are generally not permitted to market and sell competitive products.

        Commercial Segment. The Company operates sixteen distribution centers with over 100 in-house sales and service representatives in the U.S. to sell and service refuse truck bodies, rear- and front-discharge concrete mixers and concrete batch plants. These centers are in addition to sales and service activities at the Company’s manufacturing facilities and they provide sales, service and parts distribution to customers in their geographic regions. Four of the distribution centers also have paint facilities and provide significant additional paint and mounting services during peak demand periods. Two of the centers also manufacture concrete mixer replacement drums. The Company also uses nineteen independent sales and service organizations to market its CON-E-CO branded concrete batch plants. The Company believes this network represents one of the largest concrete mixer and refuse truck body distribution networks in the United States.

        In Europe, through the Geesink Norba Group, the Company operates nineteen distribution centers with 155 in-house sales and service representatives in nine countries to sell and service its refuse truck bodies and stationary compactors. Two of the centers have paint facilities, and five of the centers provide mounting services. The Company also operates 63 roving service vans throughout Europe. The Company believes this network represents one of the largest refuse truck body distribution networks in Europe. The Geesink Norba Group also has sales and service agents in Europe and the Middle East.

        The Company believes its direct distribution to customers is a competitive advantage in commercial markets, particularly in the U.S. waste services industry where principal competitors distribute through dealers and to a lesser extent in the ready mix concrete industry, where several competitors and the Company in part use dealers. In addition to the avoidance of dealer commissions, the Company believes direct distribution permits a more focused sales force in U.S. refuse body markets, whereas dealers frequently offer a very broad and mixed product line, and accordingly, the time dealers tend to devote to refuse body sales activities is limited.

        With respect to distribution, the Company has been applying Oshkosh’s and Pierce’s sales and marketing expertise in municipal markets to increase sales of McNeilus refuse truck bodies to municipal customers. While the Company believes commercial customers represent a majority of the refuse truck body market, many municipalities purchase their own refuse trucks. The Company believes it is positioned to create an effective municipal distribution system in the refuse truck body market by leveraging its existing commercial distribution capabilities and by opening service centers in major metropolitan markets. Following its acquisition and new focus in municipal markets, McNeilus has been awarded new business for the cities of Cincinnati, Ohio; El Paso, Texas; Honolulu, Hawaii; Houston, Texas; Long Beach, California; Philadelphia, Pennsylvania; Macon, Georgia; and Sacramento, California and has targeted other major metropolitan areas.

        The Company also offers McNeilus refuse truck bodies, rear-discharge concrete mixers and concrete batch plants to Oshkosh’s international representatives and dealers for sales and service worldwide. McNeilus’ international sales have historically been focused on the Americas. The Company has been actively recruiting new refuse and rear-discharge concrete mixer representatives and dealers for the Americas and expects to begin offering its new CON-E-CO product line to this sales network.

        Fire and Emergency Segment. The Company believes the geographic breadth, size and quality of its Pierce fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors. Pierce’s fire apparatus are sold through over 30 sales and service organizations with more than 275 sales representatives nationwide, which combine broad geographical reach with frequency of contact with fire departments and municipal government officials. These sales and service organizations are supported by approximately 80 product and marketing support professionals and contract administrators at Pierce. The Company believes frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council and fire department, purchasing, finance, and mayoral offices, among others, that may participate in a fire apparatus bid and selection. After the sale, Pierce’s nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service.

        The Company markets its Oshkosh branded ARFF vehicles through a combination of three direct sales representatives domestically and 36 representatives and distributors in international markets. In addition, the Company has 23 full-time sales and service representative and distributor locations with over 40 sales people focused on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities.

        Medtec sells ambulances through over 20 distributor organizations with more than 75 representatives focused on sales to the ambulance market. Eighteen of these distributor organizations are common to Pierce. JerrDan markets its carriers and wreckers through its worldwide network of 86 independent distributors, supported by JerrDan’s direct sales force. BAI sells firefighting vehicles and equipment direct in the Italian market. Internationally, BAI has agreements with a limited number of distributors and uses sales agents for “one-off” sales in countries that do not buy in large quantities on a regular basis. Most of BAI’s international distribution is focused in the Middle East, Eastern Europe and North Africa.

        Defense Segment. The Company sells substantially all domestic defense products directly to principal branches of the DoD. The Company maintains a liaison office in Washington, D.C. to represent its interests with the Pentagon, Congress and the offices of the Executive Branch of the U.S. government. The Company also sells and services defense products to foreign governments directly through a limited number of international sales offices, through dealers, consultants and representatives and through the U.S. Foreign Military Sales (“FMS”) program. The DoD has been emphasizing reliance on industry for support and sustainability of its vehicles for several years. The Company believes this has opened up new opportunities for maintenance, service and contract support to the U.S. Army and U.S. Marine Corps.

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

        Logistics services are increasingly important to the DoD, especially following the commencement of Operation Iraqi Freedom. The Company believes that its proven worldwide logistics capabilities and internet-based ordering, invoicing and electronic payment systems have significantly contributed to the tripling of its defense parts and service business since fiscal 2002, following the commencement of Operation Iraqi Freedom. The Company maintains a large parts distribution warehouse in Milwaukee, Wisconsin to fulfill stringent parts delivery schedule requirements, as well as satellite facilities near DoD bases in the U.S., Europe, Asia and the Middle East. The Company has been particularly active in recent years performing maintenance services at areas near, or in, military conflicts. In fiscal 2003 and 2004, the Company commenced significant maintenance, overhaul and armoring services in the Middle East to support Operation Iraqi Freedom.

Manufacturing

        The Company manufactures trucks and truck bodies at twenty-nine manufacturing facilities. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets. The Company encourages employee involvement to improve production processes and product quality. The Company also intends to adopt Lean manufacturing management practices across all facilities.

        The Company focuses on achieving targeted synergies with each acquisition. Within the first year following the Pierce acquisition, the Company consolidated three Pierce manufacturing facilities into two while increasing Pierce’s capacity by improving production flow. In addition, among other things, the Company reduced the number of operating shifts at the Pierce paint plant from three to one to substantially reduce utility costs, implemented indexing of production lines, and eliminated storage rooms to relocate inventory to point-of-use thereby eliminating duplicate material handling. Likewise, at McNeilus, the Company has installed additional robotics and re-arranged weld and mount activities. The Company continues to include manufacturing synergies and improvements as an important part of its acquisition strategy.

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

        In fiscal 2003, McNeilus took occupancy of a leased 53,000 square foot manufacturing facility and began U.S. production of the Revolution composite concrete mixer drum. Facilitization and related costs of the project, including robotic equipment and license fees for the Americas approximated $12.9 million. In fiscal 2004, the Company incurred an additional $7.3 million to install additional equipment at the Revolution drum production facility and to acquire the license to the Revolution technology rights in Europe. Total costs capitalized with respect to the Revolution drum totaled $17.2 million at September 30, 2004, net of amortization. The Company expects to incur significant expenditures in fiscal 2005 through fiscal 2008 to start-up, or acquire, Revolution composite concrete mixer drum manufacturing facilities in other geographic areas and potentially, to exercise an option to license the Revolution technology for the remainder of the world.

        The Company educates and trains all employees at its Oshkosh facilities in quality principles. The Company encourages employees at all levels of the Company to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent nonconformance with requirements and produce continuous improvement in all work processes. ISO 9001 is a set of internationally accepted quality requirements established by the International Organization for Standardization, which indicates that a company has established and follows a rigorous set of requirements aimed at achieving customer satisfaction by preventing nonconformity in design, development, production, installation and servicing of products. Oshkosh achieved ISO 9001 certification in 1995. Pierce achieved ISO 9001 certification in 1998 and was certified under the new ISO 9001:2000 standards in 2002. The Geesink Norba Group and BAI systems are also ISO 9001 certified. McNeilus achieved ISO 9001:2000 certification in 2003 and Kewaunee achieved ISO 9001:2000 certification in 2004.

Engineering, Research and Development

        The Company’s extensive engineering, research and development capabilities have been key drivers of the Company’s marketplace success. The Company maintains four facilities for new product development and testing with a staff of approximately 135 engineers and technicians who are responsible for improving existing products and development and testing of new trucks, truck bodies and components. The Company prepares annual new product development and improvement plans for each of its markets and measures progress against those plans each month.

        Virtually all of the Company’s sales of fire apparatus require some custom engineering to meet the customer’s specifications and changing industry standards. Engineering is also a critical factor in defense truck markets due to the severe operating conditions under which the Company’s trucks are utilized, new customer requirements and stringent government documentation requirements. In the commercial segment, product innovation is highly important to meet customers’ changing requirements. Accordingly, the Company maintains a permanent staff of over 425 engineers and engineering technicians, and it regularly outsources significant engineering activities in connection with major defense bids and proposals.

        For fiscal years 2004, 2003 and 2002, the Company incurred engineering, research and development expenditures of $27.6 million, $22.5 million and $17.9 million, respectively, portions of which were recoverable from customers, principally the U.S. government.

Competition

        In all of the Company’s segments, competitors include smaller, specialized manufacturers as well as large, mass producers. The Company believes that, in its specialty truck and truck body markets, it has been able to effectively compete against large, mass producers due to product quality, flexible manufacturing and tailored distribution systems. The Company believes that its competitive cost structure, strategic global purchasing capabilities, engineering expertise, product quality and global distribution and service systems have enabled it to compete effectively.

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

        Commercial Segment. The Company produces front- and rear-discharge concrete mixers and batch plants in North America under the Oshkosh and McNeilus brands. Competition for concrete mixer and batch plant sales is limited to a small number of companies, including Advance Mixer, Inc. (wholly-owned by Terex Corporation) and Continental Manufacturing Co. Principal methods of competition are service, product features, product quality, product availability and price. The Company believes its competitive strengths include strong brand recognition, large-scale and high-efficiency manufacturing, extensive product offerings, high product quality, a significant installed base of mixers in use in the marketplace and its nation-wide, Company-owned network of sales and service centers.

        McNeilus produces refuse collection truck bodies in the U.S. Competitors include The Heil Company (a subsidiary of Dover Corporation) and the Leach Company (wholly-owned by Federal Signal Corporation). In Europe, the Geesink Norba Group produces refuse collection bodies and compactors under the Geesink, Norba and Kiggen brand names. There are a limited number of European competitors, the largest of which is privately-owned Faun Umwelttechnik GmbH & Co. The principal methods of competition in the U.S. and Europe are price, service, product quality and product performance. Increasingly, the Company is competing for municipal business in the U.S. and Europe, which is based on lowest qualified bid. The Company believes that its competitive strengths in the U.S. and European refuse collection markets include strong brand recognition, comprehensive product offerings, a reputation for high quality, innovative products, large-scale and high-efficiency manufacturing and extensive networks of Company-owned sales and service centers located throughout the U.S. and Europe.

        Fire and Emergency Segment. The Company produces and sells custom and commercial fire trucks in the U.S. under the Pierce brand. Competitors include Emergency One, Inc. (a subsidiary of Federal Signal Corporation), Kovatch Mobile Equipment Corp. and numerous smaller, regional manufacturers. Principal methods of competition include brand awareness, single-source customer solutions, product quality, product innovation, dealer distribution, service and support and price. The Company believes that its competitive strengths include: recognized, premium brand name; nationwide network of independent Pierce dealers; extensive product offerings which include single-source customer solutions for aerials, pumpers and rescue units; large-scale and high-efficiency custom manufacturing capabilities; and proprietary technologies such as TAK-4 independent suspension, Hercules and Husky foam systems and Command Zone electronics.

        JerrDan produces carriers and wreckers, primarily for sale in the U.S., with limited export sales. JerrDan’s principal competitor is Miller Industries, Inc. Principal methods of competition for carriers and wreckers include product quality and innovation, product performance, price and service. The Company believes its competitive strengths in this market include its high quality and high performance product line and its low-cost manufacturing capabilities.

        BAI manufactures firefighting vehicles, aircraft rescue trucks and related equipment, primarily for the Italian market, with significant export sales into the Middle East, Eastern Europe and North Africa. BAI’s principal competitors include EuroFire (a subsidiary of Iveco SpA) and Rosenbauer International AG. Principal methods of competition for BAI products include product innovation and price. The Company believes its competitive strengths in these markets include its low-cost manufacturing capability, distribution network and innovative products.

        Medtec is a manufacturer of ambulances. Medtec’s principal competition for ambulance sales is from the Halcore Group, Inc. (owned by TransOcean Capital, Inc.), Wheeled Coach Industries (a subsidiary of Collins Industries, Inc.) and McCoy Miller. Principal methods of competition are price, service and product quality. The Company believes its competitive strengths in the ambulance market include its high-quality products and low-cost manufacturing capabilities.

        Oshkosh manufactures ARFF vehicles for sale in the U.S. and abroad. Oshkosh’s principal competitors for ARFF sales are Emergency One, Inc. (a subsidiary of Federal Signal Corporation) and Rosenbauer International AG. Oshkosh also manufactures snow removal vehicles, principally for U.S. airports. The Company’s principal competitor for snow removal vehicle sales is Stewart & Stevenson Services, Inc. Principal methods of competition for airport products are product quality and innovation, product performance, price and service. The Company believes its competitive strengths in these airport markets include its high-quality, innovative products and low-cost manufacturing capabilities.

        Defense Segment. The Company produces heavy-payload and medium-payload tactical wheeled vehicles for the U.S. and other militaries. Competition for sales of these tactical wheeled vehicles is currently limited to a small number of companies, including the Man Group plc, Mercedes-Benz, The Volvo Group, Stewart & Stevenson Services, Inc. and TATRA, a.s. and American Truck Company (two subsidiaries of Terex Corporation). The principal method of competition in the defense segment involves a competitive bid that takes into account factors as determined by the applicable military, such as price, product performance, product quality, adherence to bid specifications, production capability, past performance and product support. Usually, the Company’s truck systems must also pass extensive testing. The Company believes that its competitive strengths include: strategic global purchasing capabilities leveraged across multiple business segments; extensive pricing/costing and defense contracting expertise; significant installed base of vehicles currently in use throughout the world; large-scale and high-efficiency manufacturing capabilities; patented, proprietary vehicle components such as TAK-4 independent suspension, ALL-STEER all-wheel steering and Command Zone vehicle diagnostics; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality and after-market parts sales and support capabilities.

Customers and Backlog

        Sales to the U.S. government comprised approximately 33.0% of the Company’s net sales in fiscal 2004. No other single customer accounted for more than 10.0% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at September 30, 2004 was $1,551.0 million compared to $1,204.6 million at September 30, 2003. Commercial segment backlog increased 30.2% to $191.5 million at September 30, 2004 compared to September 30, 2003. Unit backlog for front-discharge concrete mixers was up 49.7% and backlog for rear-discharge concrete mixers was up 41.3%. Concrete mixer orders were higher in fiscal 2004 than in fiscal 2003. Unit backlog for refuse packers was down 2.0% domestically and up 3.0% in Europe. Backlog from large, U.S. commercial waste-haulers remained relatively low due to weak orders. European refuse unit backlog increased slightly despite weak order rates. Fire and emergency segment backlog increased 45.8% to $470.7 million at September 30, 2004 compared to the prior year due to homeland security market development, improving domestic municipal markets and market share gains. The remaining increase, or approximately one-third of the $147.8 million overall increase, related to JerrDan and BAI, which were acquired in fiscal 2004. The defense segment backlog increased 21.0% to $888.7 million at September 30, 2004 compared to September 30, 2003, principally due to the U.S. DoD requirements associated with Operation Iraqi Freedom, including recently awarded contracts to armor logistics fleets. Approximately 16.9% of the Company’s September 30, 2004 backlog is not expected to be filled in fiscal 2005.

        Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV, MTVR and ID/IQ contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.

Government Contracts

        Approximately 33.0% of the Company’s net sales for fiscal 2004 were made to the U.S. government under long-term contracts and programs, the majority of which were in the defense truck market. Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds.

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

        Under firm fixed price contracts with the government, the price paid to the Company is generally not subject to adjustment to reflect the Company’s actual costs, except costs incurred as a result of contract changes ordered by the government. The Company generally attempts to negotiate with the government the amount of increased compensation to which the Company is entitled for government-ordered changes that result in higher costs. If the Company is unable to negotiate a satisfactory agreement to provide such increased compensation, then the Company may file an appeal with the Armed Services Board of Contract Appeals or the U.S. Claims Court. The Company has no such appeals pending. The Company seeks to mitigate risks with respect to fixed price contracts by executing firm fixed price contracts with qualified suppliers for the duration of the Company’s contracts. At times of rapidly rising raw material costs, some suppliers have broken firm-fixed price contracts and sought hardship relief from the Company. In fiscal 2004, steel prices rose sharply world-wide, resulting in some suppliers not honoring their steel contracts with the Company and the Company providing limited price relief to certain component suppliers. The Company was unable to pass such higher costs on to the DoD. See “Management’s Discussion and Analysis” for a discussion of the impact of rapidly rising steel and component costs on fiscal 2004 results and on the Company’s fiscal 2005 outlook.

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

Suppliers

        The Company is dependent on its suppliers and subcontractors to meet commitments to its customers, and many components are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. Components for the Company’s products are generally available from a number of suppliers, although the transition to a new supplier may require several months to conclude. The Company purchases chassis components, such as vehicle frames, engines, transmissions, radiators, axles and tires, and vehicle body options, such as cranes, cargo bodies and trailers, from third party suppliers. These body options may be manufactured specific to the Company’s requirements; however, most of the body options could be manufactured by other suppliers or the Company itself. Through reliance on this supply network for the purchase of certain components, the Company is able to reduce many of the preproduction and fixed costs associated with the manufacture of these components and vehicle body options. The Company purchases a large amount of fabrications and outsources certain manufacturing services, each from small companies located near its facilities. While providing low-cost services and product surge capability, such companies often require additional management attention during difficult economic conditions. The Company also purchases complete vehicle chassis from truck chassis suppliers in its commercial segment and, to a lesser extent, in its fire and emergency segment. The Company maintains an extensive qualification, on-site inspection, assistance and performance measurement system to control risks associated with reliance on suppliers. The Company occasionally experiences problems with supplier and subcontractor performance and availability and must identify alternate sources of supply and/or address related warranty claims from customers.

        The Company is a major consumer of steel, aluminum and other metals for fabrication into components of the Company’s products. The Company generally enters into annual requirements contracts with mills and distributors to assure the availability and fix the pricing of such materials for the following fiscal year. During fiscal 2004, steel costs rose sharply worldwide. While the Company has been able, to date, to assure the availability of steel for its manufacturing processes due to strong long-term relationships with suppliers, the Company has not been able to avoid the impact of steel cost increases in spite of firm-fixed price contracts. See “Management’s Discussion and Analysis” for a discussion of the impact of rapidly rising steel and component cost increases on the Company’s results of operations in fiscal 2004 and on its fiscal 2005 outlook.

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

Intellectual Property

        Patents and licenses are important in the operation of the Company’s business, as one of management’s key objectives is developing proprietary components to provide the Company’s customers with advanced technological solutions at attractive prices. The Company holds in excess of 200 active domestic and foreign patents. The Company believes patents for all-wheel steer and TAK-4 independent suspension systems, which have remaining lives of 5 to 16 years, provide the Company with a competitive advantage in the fire and emergency segment. In the defense segment, the TAK-4 independent suspension system was added to the U.S. Marine Corps’ MTVR program, which the Company believes provided a performance and cost advantage in the successful competition for the production contract. The TAK-4 independent suspension is also integral to the Company’s strategy with respect to several international defense bids. The Company believes that patents for certain components of its ProPulse hybrid electric drive system and Command Zone electronics offer potential competitive advantages to product lines across all its segments. To a lesser extent, other proprietary components provide the Company a competitive advantage in the Company’s segments.

        In fiscal 2002, the Company introduced the Revolution composite concrete mixer drum in the U. S. The Company has purchased exclusive, renewable licenses for the rights to manufacture and market this technology in the Americas and Europe, and holds an option to acquire the technological rights worldwide. This license and the option also require the Company to make royalty fee payments for each Revolution drum sold. The Company believes that this license and these options create an important competitive advantage over competitors that manufacture steel concrete mixer drums. The Revolution composite drum is substantially lighter than a comparable steel drum permitting greater payload capacity and is easier to clean, which together lower the cost of delivered concrete. The Company sells the Revolution composite drum at prices substantially higher than prices for steel drums. The Company began operating a U.S. production facility for the Revolution drum in fiscal 2003 and sold 411 Revolution drums in fiscal 2004. The Company is targeting the sale of approximately 1,000 Revolution drums in fiscal 2005.

        The Company holds trademarks for “Oshkosh,” “Pierce,” “McNeilus,” “MTM,” “Revolution,” “Medtec,” “Jerr-Dan,” “CON-E-CO,” “BAI,” “Geesink,” “Norba” and “Geesink Kiggen,” among others. These trademarks are considered to be important to the future success of the Company’s business.

Employees

        As of September 30, 2004, the Company had approximately 6,820 employees. Approximately 1,180 production employees at the Company’s Oshkosh, Wisconsin facilities are represented by the United Auto Workers (“UAW”) union and approximately 200 employees at the Company’s Kewaunee, Wisconsin facilities are represented by the Boilermakers, Iron Shipbuilders, Blacksmiths, and Forgers Union (“Boilermakers”). The Company’s five-year agreement with the UAW union extends through September 2006, and the Company’s agreement with the Boilermakers union extends through May 2005. Approximately 850 employees at the Geesink Norba Group are represented by separate works councils. The Company believes its relationship with employees is satisfactory.

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

Available Information

        The Company maintains a website with the address www.oshkoshtruckcorporation.com. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge (other than an investor’s own Internet access charges) through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC.

Item 2. PROPERTIES

        Management believes the Company’s equipment and buildings are modern, well maintained and adequate for its present and anticipated needs. As of November 15, 2004, the Company operated in twenty-nine manufacturing facilities. The location, size and focus of the Company’s facilities are provided in the table below:

	Approximate Square Footage		Principal
Location (# of facilities)	Owned	Leased	Products Manufactured
Oshkosh, Wisconsin (3)	777,000	52,000	Defense Trucks; Front-Discharge Mixers; Snow
			Removal Vehicles; ARFF Vehicles
Appleton, Wisconsin (3) .	604,000	16,000	Fire Apparatus
Dodge Center, Minnesota (1)	711,000	2,000	Rear-Discharge Mixers; Refuse Truck Bodies;
			Portable Batch Plants
Dexter, Minnesota (1)		53,000	Revolution Composite Concrete Mixer Drums
Bradenton, Florida (1)	287,000		Fire Apparatus; Ambulances
Emmeloord, Netherlands (1)	272,000		Refuse Truck Bodies
Kewaunee, Wisconsin (1) .	212,000		Aerial Devices and Heavy Steel Fabrication
Greencastle, Pennsylvania (2)	136,000	128,000	Carriers and Wreckers
Riceville, Iowa (1)	108,000		Components for Rear-Discharge Mixers,
			Concrete Batch Plants and Refuse Truck Bodies
Brescia, Italy (2)	64,000	37,000	Fire apparatus; ARFF Vehicles
Goshen, Indiana (1)	87,000		Ambulances
Maarheeze, Netherlands (1)	89,000		Mobile and Stationary Compactors, Refuse Transfer
			Stations and Compactors
Blomstermala, Sweden (1)		102,000	Refuse Truck Bodies
White Pigeon, Michigan (1)	64,000		Ambulances
Kensett, Iowa (1)	65,000		Refuse Body Components
McIntire, Iowa (1)	28,000		Components for Rear-Discharge Mixers and
			Refuse Truck Bodies
Blair, Nebraska (1)	88,000		Concrete batch plants
Audubon, Iowa (1)	15,000		Components for concrete batch plants
Weyauwega, Wisconsin(1)	28,000		Refurbished Fire Apparatus
Ontario, California (1)		31,000	Refurbished Fire Apparatus
Villa Rica, Georgia (1)		20,000	Replacement Drums for Rear-Discharge Mixers
Colton, California (1)	43,000		Replacement Drums for Rear-Discharge Mixers
Llantrisant, United Kingdom (1)	58,000		Refuse Truck Bodies

        The Company’s manufacturing facilities generally operate five days per week on one or two shifts, except for seasonal shutdowns for one to three week periods. Management believes the Company’s manufacturing capacity could be significantly increased with limited capital spending by working an additional shift at each facility.

        In addition to sales and service activities at the Company’s manufacturing facilities, the Company maintains seventeen sales and service centers in the United States. The Company owns such facilities in Commerce City, Colorado; Villa Rica, Georgia; Hutchins, Texas; Morgantown, Pennsylvania; and Gahanna, Ohio. The Company leases such facilities in Stockton, California; Tacoma, Washington; Salt Lake City, Utah; Sugar Grove, Illinois; Fairfield, Ohio; East Granby, Connecticut; Houston, Texas; Fort Wayne, Indiana; Lakeland, Florida; Grand Rapids, Michigan; Milwaukee, Wisconsin; and Phoenix, Arizona. These facilities range in size from approximately 3,000 square feet to approximately 37,000 square feet and are used primarily for sales and service of concrete mixers and refuse bodies. The Company leases approximately 20,000 square feet in Las Vegas, Nevada for mounting carriers and wreckers.

        In addition to sales and service activities at the Geesink Norba Group’s manufacturing facilities, the Geesink Norba Group maintains fifteen sales and service centers in Europe. The Geesink Norba Group owns such facilities in St. Albans, UK and Copenhagen, Denmark; and leases facilities in Manchester, UK; Paris and Mions, France; Hunxe, Germany; Pabianice, Poland; Milan, Italy; Stockholm, Sweden; Amsterdam, Duiven, and Emmeloord, The Netherlands; and Madrid and Barcelona, Spain. These facilities range in size from approximately 1,600 square feet to 25,000 square feet.

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

        As to one such Superfund site, Pierce is one of 363 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. At September 30, 2004, a remedial recommendation report was being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company. Actual liability could vary based on results of the study, the resources of other PRPs and the Company’s final share of liability.

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

        In connection with the acquisitions of the Geesink Norba Group and JerrDan Corporation, the Company identified potential soil and groundwater contamination impacts from solvents and metals at one of the Geesink Norba manufacturing sites and solvents at one of the JerrDan manufacturing sites. The Company is conducting studies to identify remediation alternatives. Based on current estimates, the Company believes its liability at these sites will not be material and any responsibility of the Company is adequately covered through reserves established by the Company.

        The Company has reserves of $5.9 million recorded at September 30, 2004 for all outstanding environmental matters.

        The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings that arise in the ordinary course of business. At September 30, 2004, the Company has available warranty reserves of $35.8 million and product and general liability reserves of $17.2 million. See Notes 12 and 15 of the Notes to Consolidated Financial Statements. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to all such matters and claims of $58.9 million at September 30, 2004, will not have a material adverse effect on the Company’s consolidated financial statements. Actual results could vary, among other things, due to the uncertainties involved in litigation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information as of November 15, 2004 concerning the Company’s executive officers. All of the Company’s officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
Robert G. Bohn	51	Chairman, President and Chief Executive Officer
Bryan J. Blankfield	43	Executive Vice President, General Counsel and Secretary
Joseph H. Kimmitt	54	Senior Vice President, Government Operations
Mark A. Meaders	46	Executive Vice President and Executive Vice President Sales, Marketing,
		Dealer Distribution and Chief Operating Officer, Pierce Manufacturing Inc.
John W. Randjelovic	60	Executive Vice President and President, Pierce Manufacturing Inc.
William J. Stoddart	59	Executive Vice President and President, Defense Business
Charles L. Szews	47	Executive Vice President and Chief Financial Officer
Donald H. Verhoff	58	Executive Vice President, Technology
Michael J. Wuest	45	Executive Vice President and President, McNeilus Companies, Inc.
Matthew J. Zolnowski	51	Executive Vice President, Chief Administration Officer

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

        Mark A. Meaders. Mr. Meaders joined Pierce Manufacturing Inc. in September 1996 as Purchasing Manager and has served in various assignments, including Vice President Operations and Corporate Purchasing, Materials and Logistics, Executive Vice President and General Manager of European Operations and Executive Vice President, Marketing, Sales and Dealer Distribution, Pierce Manufacturing, Inc. Mr. Meaders was appointed to his current position in July 2004.

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

        Michael J. Wuest. Mr. Wuest joined the Company in November 1981 as an analyst and has served in various assignments, including Senior Buyer, Director of Purchasing, Vice President — Manufacturing Operations, Vice President and General Manager of Operations of Pierce Manufacturing Inc. and Executive Vice President, Chief Procurement Officer and General Manager, Airport Business. Mr. Wuest was appointed to his present position in May 2004.

        Matthew J. Zolnowski. Mr. Zolnowski joined the Company as Vice President-Human Resources in January 1992, was appointed Vice President, Administration in February 1994 and assumed his present position in February 1999.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        The information relating to dividends included in Notes 9 and 13 of the Notes to Consolidated Financial Statements contained herein under Item 8 and the information relating to dividends per share contained herein under Item 6 are hereby incorporated by reference in answer to this item.

        In July 1995, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of Common Stock. The Company did not repurchase any shares under the authorization during the quarter ended September 30, 2004. As of September 30, 2004, the Company had repurchased 1,384,605 shares under this program at a cost of $6.6 million, leaving the Company with authority to repurchase 1,615,395 shares of Common Stock under this program. The authorization does not expire.

Dividends and Common Stock Price*

        On July 17, 2003, the Board of Directors of the Company authorized a two-for-one split of the Company’s Common Stock in the form of a 100 percent stock dividend. The stock split was effected on August 13, 2003 for shareholders of record at the close of business on August 6, 2003. All references in this Annual Report on Form 10-K to numbers of shares, per share amounts, stock option data and market prices of the Company’s stock have been restated to reflect the stock split. On July 24, 2003, the Board of Directors of the Company increased the quarterly dividend rate from $0.03750 per share of Class A Common Stock to $0.05000 per share and from $0.04313 per share of Common Stock to $0.05750 per share. On July 15, 2004, the Board of Directors of the Company increased the quarterly dividend rate from $0.05000 per share of Class A Common Stock to $0.07500 per share and from $0.05750 per share of Common Stock to $0.08750 per share.

        It is the Company’s intention to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings, capital requirements, the Company’s general financial condition, general business conditions and other factors. When the Company pays dividends, it pays a dividend on each share of Common Stock equal to 115% of the amount paid on each share of Class A Common Stock. The agreements governing the Company’s revolving credit facility do not restrict the Company’s ability to pay dividends on its common equity except that they provide that the Company must maintain minimum net worth of $550,000 plus the net proceeds of all equity issuances and 50% of the Company’s positive net income. Further, these bank agreements provide that the Company’s leverage ratio (as defined) shall not exceed 3.5 to 1.0 and that the Company shall not permit its domestic earnings before interest, taxes, depreciation and amortization (as defined) to be less than $150,000.

        Since July 12, 2002, the Common Stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol OSK. As of November 15, 2004, there were 857 holders of record of the Common Stock and 78 holders of record of the Class A Common Stock. The following table sets forth prices reflecting actual sales of the Common Stock as reported on the NYSE.

	Fiscal 2004		Fiscal 2003
Quarter Ended	High	Low	High	Low
September 30	$58.09	$48.32	$41.78	$32.58
June 30	58.53	47.80	33.17	26.10
March 31	60.60	51.25	33.18	27.15
December 31	52.70	39.25	32.69	24.62

        * There is no established public trading market for Class A Common Stock.

Item 6. SELECTED FINANCIAL DATA(1)

Fiscal years ended September 30,
(In thousands, except per share amounts)

	2004 (8)(10)	2003 (10)	2002 (10) (11)	2001 (11)(12)	2000 (11)(13)
Net sales (2)	$2,262,305	$1,926,010	$1,743,592	$1,445,293	$1,329,516
Operating income	180,410	129,199	111,118	98,296	98,051
Income from continuing operations (3) (4)	112,806	75,620	59,598	50,864	48,508
Per share assuming dilution (3) (4)	3.13	2.16	1.72	1.49	1.47
Income from discontinued operations (5)	--	--	--	--	2,015
Per share assuming dilution (5)	--	--	--	--	0.06
Net income (3) (4) (5)	112,806	75,620	59,598	50,864	49,703
Per share, assuming dilution (3) (4) (5)	3.13	2.16	1.72	1.49	1.51
Dividends per share:
Class A Common Stock	0.2500	0.1750	0.1500	0.1500	0.1500
Common Stock	0.2900	0.2012	0.1725	0.1725	0.1725
Total assets	1,452,414	1,083,132	1,024,329	1,089,268	796,380
Expenditures for property, plant and equipment	29,950	24,673	15,619	18,493	22,647
Depreciation	19,632	18,333	17,527	15,510	12,200
Amortization of goodwill, purchased intangible
assets, deferred financing costs and
unearned compensation	8,329	7,787	7,865	12,987	12,018
Net working capital (deficit)(6) (7) (8)	31,026	(1,436)	33,964	123,949	76,500
Long-term debt (including current maturities)(6)(7)(8)(9)	3,851	1,735	149,958	294,080	162,782
Shareholders' equity (9)	636,093	518,863	409,760	347,026	301,057
Book value per share (9)	18.00	14.88	12.06	10.38	9.03
Backlog	1,551,000	1,205,000	908,000	799,000	608,000

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

(3)     Fiscal 2004 results include a $204 after-tax charge ($0.01 per share) related to the write-off of capitalized deferred financing costs due to the September 29, 2004 refinancing of the Company’s bank credit agreement. See (7). Fiscal 2003 results include a $3,945 after-tax charge ($0.11 per share) related to the payment of the call premium and related costs and the write-off of capitalized deferred financing costs due to the September 19, 2003 early retirement of the Company’s $100,000 of 8 ¾% senior subordinated notes due March 2008. Fiscal 2003 results also include a $3,400 reduction in income tax expense and corresponding increase in income from continuing operations and net income and related per share amounts ($0.10 per share) as a result of the September 2003 favorable settlement of an income tax audit covering fiscal 1999 through 2001. Fiscal 2000 includes after-tax charges of $820 ($0.02 per share) related to early retirement of debt.

(4)     Fiscal 2001 includes a $1,727 foreign currency transaction gain in connection with euros acquired prior to the purchase of the Geesink Norba Group and includes a $1,400 reduction in income tax expense related to settlement of certain income tax audits.

(5)     In fiscal 2000, the Company recorded a $2,015 after-tax gain resulting from a technology transfer agreement and collection of previously written-off receivables related to the Company’s former bus chassis joint venture in Mexico.

(6)     On September 19, 2003, the Company prepaid its $100,000 of 8 ¾% senior subordinated notes due March 2008 with borrowings under its bank credit facility and from available cash. Fiscal 2002 cash from operating activities, including an $86,300 performance-based payment received on September 30, 2002 on the Company’s MTVR contract, was principally used to prepay long-term debt. See (9).

(7)     In fiscal 2004, the Company borrowed $80,000 and €15,000 under its revolving credit facility to acquire JerrDan and BAI, respectively. On September 29, 2004, the Company replaced its $170,000 secured revolving credit facility with a new unsecured five-year $500,000 revolving credit facility, which may be increased to $750,000 under certain conditions.

(8)     On July 8, 2004, the Company acquired for $79,854 in cash (subject to certain post-closing working capital adjustments) all of the issued and outstanding capital stock of JerrDan. On July 29, 2004, the Company acquired for €6,282 ($7,635) in cash, plus debt assumed of €10,891 ($13,238), 75% of the outstanding quotas (ownership interests) of BAI. Amounts include acquisition costs and are net of cash acquired. Fiscal 2004 results include sales of $35,408 and operating income of $1,189 related to JerrDan and BAI following their acquisition in July 2004. See Note 4 of the Notes to Consolidated Financial Statements.

(9)     On November 24, 1999, the Company prepaid $93,500 of term debt under its senior credit facility with proceeds from the sale of 7,590,000 shares of Common Stock. On July 23, 2001, the Company amended and restated its senior credit facility and borrowed $140,000 under a new term loan under its senior credit facility in connection with the acquisition of the Geesink Norba Group. In fiscal 2002, the Company prepaid $6,000 of its term loan A and $126,250 of its term loan B from cash generated from operating activities. See (6).

(10)     In fiscal 2004 and 2003, the Company recorded cumulative catch-up adjustments to increase the overall margin percentage on the MTVR contract by 2.1 and 1.2 percentage points, respectively, as a result of favorable cost performance compared to previous estimates. In fiscal 2002, the Company increased the margin percentage recognized on the MTVR contract by one percentage point as a result of a contract modification and favorable cost performance compared to previous estimates. These changes in estimates, recorded as cumulative catch-up adjustments, increased operating income, net income and net income per share by $19,457, $12,258 and $0.34 in fiscal 2004, $9,235, $5,818 and $0.17 in fiscal 2003 and $4,264, $3,000, and $0.08 in fiscal 2002, respectively, including $16,161, $10,181 and $0.28 in fiscal 2004, $5,717, $3,602 and $0.10 in fiscal 2003 and $1,658, $1,044 and $0.03 in 2002, respectively, relating to prior year revenues. See Note 1 of the Notes to Consolidated Financial Statements.

(11)     In fiscal 2002, the Company adopted provisions of SFAS No. 142 which eliminated the amortization of goodwill and indefinite-lived assets. Had SFAS No. 142 been in effect for the earliest period presented, results would have been as follows for fiscal 2001 and 2000, respectively: operating income — $105,483 and $104,580; income from continuing operations — $57,522 and $54,646; income from continuing operations per share assuming dilution — $1.68 and $1.66; net income — $57,522 and $55,481; net income per share assuming dilution — $1.68 and $1.70; and amortization of goodwill, purchased intangible assets and deferred financing costs — $5,800 and $5,489.

(12)     On October 30, 2000, the Company acquired for $14,466 in cash, all of the issued and outstanding capital stock of Medtec. On March 6, 2001, the Company purchased certain assets from TEMCO for cash of $8,139 and credits to the seller valued at $7,558, for total consideration of $15,697. On July 25, 2001, the Company acquired for $137,636 in cash all of the issued and outstanding capital stock of the Geesink Norba Group. Amounts include acquisition costs and are net of cash acquired.

(13)     On November 1, 1999, the Company acquired assets, assumed certain liabilities and entered into related non-compete agreements for Kewaunee for $5,467 in cash. On April 28, 2000, the Company acquired for cash all of the issued and outstanding capital stock of Viking for $1,680.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS
Oshkosh Truck Corporation and Subsidiaries

GENERAL

        The Company is a leading designer, manufacturer and marketer of a wide range of specialty trucks and truck bodies, including concrete mixers, refuse bodies, fire and emergency vehicles and defense trucks. Under the “McNeilus,” “Oshkosh” and “CON-E-CO” brand names, the Company manufactures rear- and front-discharge concrete mixers and portable and stationary concrete batch plants. Under the “McNeilus,” “Geesink” and “Norba” brand names, the Company manufactures a wide range of automated, rear, front, side and top loading refuse truck bodies and mobile and stationary refuse compactors and transfer systems. Under the “Pierce” brand name, the Company is among the leading domestic manufacturers of fire apparatus assembled on both custom and commercial chassis. Under the “Jerr-Dan” brand name, the Company is a leading domestic manufacturer and marketer of towing and recovery equipment. Under the “BAI” brand name, the Company is a manufacturer and marketer of fire apparatus, aircraft rescue and firefighting vehicles and equipment to municipalities and airports in Italy and exports into Europe, the Middle East and North Africa. The Company manufactures aircraft rescue and firefighting and airport snow removal vehicles under the “Oshkosh” brand name and ambulances under the “Medtec” brand name. The Company also manufactures defense trucks under the “Oshkosh” brand name and is the leading manufacturer of severe-duty heavy-payload tactical trucks for the Department of Defense.

        Major products manufactured and marketed by each of the Company’s business segments are as follows:

        Commercial – concrete mixer systems, refuse truck bodies, mobile and stationary compactors and waste transfer units, portable and stationary concrete batch plants and truck components sold to ready-mix companies and commercial and municipal waste haulers in the U.S., Europe and other international markets.

        Fire and emergency – commercial and custom fire trucks and equipment, towing and recovery equipment, aircraft rescue and firefighting trucks, snow removal trucks, ambulances and other emergency vehicles primarily sold to fire departments, airports, and other governmental units in the U.S. and abroad.

        Defense – heavy- and medium-payload tactical trucks and supply parts sold to the U.S. military and to other militaries around the world.

        All estimates referred to in this “Management’s Discussion and Analysis” refer to the Company’s estimates as of October 28, 2004 when the Company conducted a conference call in connection with its announcement of its earnings for the fourth quarter and fiscal year ended September 30, 2004 and its revised outlook for fiscal 2005.

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

        On February 26, 1998, the Company acquired for cash all of the issued and outstanding capital stock of McNeilus and entered into related non-compete and ancillary agreements for $217.6 million, including acquisition costs and net of cash acquired. McNeilus is a leading manufacturer and marketer of rear-discharge concrete mixers and portable concrete batch plants for the concrete placement industry and refuse truck bodies for the waste services industry in the United States. The acquisition was financed from borrowings under a previous senior credit facility and the issuance of senior subordinated notes. The senior subordinated notes were retired in fiscal 2003.

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

        On October 30, 2000, the Company acquired all of the issued and outstanding capital stock of Medtec and an affiliate and certain related assets for $14.5 million in cash, including acquisition costs and net of cash acquired. Medtec is a U.S. manufacturer of custom ambulances. The acquisition was financed from available cash and borrowings under the Company’s previous senior credit facility.

        On March 6, 2001, the Company acquired certain machinery and equipment, parts inventory and certain intangible assets from TEMCO, a division of Dallas-based Trinity Industries, Inc. TEMCO, a manufacturer of concrete mixers, batch plants and concrete mixer parts had discontinued its business. Consideration for the purchase was valued at $15.7 million and included cash of $8.1 million and credits to the seller valued at $7.6 million for future purchase of certain concrete placement products from the Company over the next six years. The acquisition was financed from borrowings under the Company’s previous senior credit facility.

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

        On July 8, 2004, the Company acquired all of the issued and outstanding capital stock of JerrDan for $79.9 million, including acquisition costs and net of cash acquired. JerrDan is a leading manufacturer and marketer of towing and recovery equipment in the U.S. The acquisition was financed from borrowings under the Company’s previous senior credit facility.

        On July 29, 2004, the Company acquired 75% of the outstanding quotas (ownership interests) of BAI for €6.3 million ($7.6 million) in cash, including acquisition costs and net of cash acquired, plus debt assumed of €10.9 million ($13.2 million). BAI is a manufacturer and marketer of fire apparatus, aircraft rescue and firefighting vehicles and equipment to municipalities and airports in Italy and exports into Europe, the Middle East and North Africa. The acquisition was financed from borrowings under the Company’s previous senior credit facility.

        On November 1, 2004, the Company acquired all of the issued and outstanding capital stock of CON-E-CO for $18.8 million in cash, subject to certain post-closing adjustments. CON-E-CO is a leading manufacturer and marketer of portable and stationary concrete batch plants in the U.S. The acquisition was financed from borrowings under the Company’s revolving credit facility.

EXECUTIVE OVERVIEW

        Since the onset of Operation Iraqi Freedom in 2003, the Company’s operating results have benefited substantially from increasing DoD requirements for parts, service, armoring and major overhauls of Oshkosh defense vehicles operated in Iraq. The Company believes that the DoD’s requirements for these services related to Operation Iraqi Freedom will increase in fiscal 2005, and perhaps again in fiscal 2006, from the high levels experienced in fiscal 2004. In fiscal 2007 through fiscal 2009, the Company believes that the requirements from this conflict will remain high, but total defense segment sales may decline in this period. However, due to the unpredictable nature of military conflicts and the complexities of U.S. funding of Operation Iraqi Freedom, the Company is unable to provide assurance that its defense segment sales in fiscal 2005 and fiscal 2006 will increase from fiscal 2004 levels or that its defense segment sales will remain at relatively high levels during the period from fiscal 2007 through fiscal 2009. As a result, the Company expects to derive most of its sales and earnings growth, if any, over the next few years from its non-defense segments and from acquisitions because the Company cannot reasonably expect to maintain its defense sales and operating income at the expected, unprecedented levels of fiscal 2005 and fiscal 2006 over the long-term unless new military conflicts arise or the Company can expand its military truck product offering. In January 2007, new emission standards are scheduled to be effective for diesel engines in the classes of chassis the Company sells and/or utilizes for mounting of the Company’s truck bodies. When new standards became effective in 2003, the Company experienced an acceleration of purchases of trucks and truck bodies in its commercial segment immediately prior to the effective date of the new standards and lower purchases immediately following such date. The Company believes that a similar acceleration of purchases could occur in fiscal 2006 and early fiscal 2007, with lower purchases possible beginning in the second quarter of fiscal 2007. Given the Company’s low indebtedness at September 30, 2004, significant unused availability under its new revolving credit facility and the Company’s expectations for cash flow in fiscal 2005 and fiscal 2006, the Company believes that it has substantial financial resources to maintain an active acquisition strategy in support of its growth strategy over the next three to five years. However, the Company cannot predict whether any acquisitions can be consummated at favorable prices and integrated effectively over the next few years given the uncertainties involved in targeting, negotiating and integrating acquisitions.

The Company’s financial performance in fiscal 2004 compared to fiscal 2003 and its expectations for its financial performance in fiscal year 2005 follow:

	Percentage Increase vs. Prior Year
	Fiscal 2004	Fiscal 2005 Estimate
Sales	17.5%	17.1%
Operating income	39.6%	14.7%
Net income	49.2%	13.1%
Earnings per share
assuming dilution	44.9%	10.2%

        The substantially improved results in fiscal 2004 were driven by the Company’s defense segment, which benefited from a more than doubling in parts sales compared to fiscal 2003 due to requirements arising from conflicts in Iraq and Afghanistan, cumulative catch-up adjustments that added $19.5 million of operating income related to an increase in the estimated margins from 5.5% to 7.6% on the Company’s multi-year MTVR base contract, which is recorded utilizing the percentage-of-completion accounting method, higher international defense truck business and higher sales of heavy-payload trucks to the DoD. These factors caused the Company’s defense sales and operating income to increase 17.8% to $774.1 million and 86.1% to $127.9 million, respectively, in fiscal 2004. Looking to fiscal 2005, the Company expects its defense sales to continue to be strong. The Company presently estimates sales of $900.0 million and operating income of $115.0 million in the defense segment in fiscal 2005. The estimated decline in defense operating income in fiscal 2005 is largely attributable to the MTVR margin adjustments which benefited fiscal 2004 earnings. Given the significant ongoing operational requirements in Iraq and Afghanistan, these fiscal 2005 estimates may increase as the Company pursues additional business to support the U.S. armed forces.

        The Company’s other business segments underperformed prior year levels in fiscal 2004, but the Company expects to realize substantially higher earnings in those segments in fiscal 2005.

        In the Company’s fire and emergency segment, sales were up 12.1% in fiscal 2004, while operating income grew at the lesser rate of 5.5%. The Company’s acquisitions of JerrDan and BAI in July 2004 contributed $35.4 million of sales and $1.2 million of operating income to fire and emergency segment results in fiscal 2004. Sales and operating income of the segment’s other business units grew 5.5% and 3.3%, respectively, in fiscal 2004. Sales and operating income for these other business units rose 23.6% and 52.9% in the fourth quarter of fiscal 2004 to offset lower sales and operating income performance during the first nine months of fiscal 2004. The sharply improved results in the fourth quarter of fiscal 2004 compared to the previous nine months resulted largely from a substantial increase in order rates and an improved product mix. U.S. fire apparatus industry orders began to recover in fiscal 2004 following an approximate 10% decline in fiscal 2003 when municipal budgets were weak. Due to six to nine month lead times for fire apparatus, the segment’s operating results in the first nine months of fiscal 2004 were adversely impacted by the low fiscal 2003 industry order rates, while fourth quarter results began to benefit from the improved order trend in fiscal 2004. The substantial improvement in the Company’s orders in fiscal 2004 over prior year levels combined with acquisitions have resulted in a 45.8% increase in segment backlog at September 30, 2004 compared to prior year levels. The JerrDan and BAI acquisitions accounted for 16.1 percentage points of the increase in segment backlog at September 30, 2004 compared to prior year levels. The Company expects to report improved sales and earnings in this segment in fiscal 2005 as this backlog is shipped. The Company also estimates that the acquisitions of JerrDan and BAI will contribute sales and operating income of $170.0 million and $17.5 million in fiscal 2005, respectively. These amounts are up from $35.4 million and $1.2 million in sales and operating income, respectively, recorded in fiscal 2004 since the respective dates of their acquisitions. The Company estimates that the improving order rates and these acquisitions will result in fire and emergency segment sales and operating income growth of 36.7% to $820.0 million and 43.7% to $79.0 million in fiscal 2005, respectively.

        The Company’s commercial segment has realized significantly higher orders in all product lines except European refuse products in fiscal 2004 leading to a 22.3% increase in commercial segment sales. The Company’s operating income during this period, however, declined 13.3%. The reasons for the decline include losses in the Company’s European refuse business due to weak economic and industry conditions in Europe and related workforce reductions, increased steel and component costs, competitive pricing conditions, manufacturing inefficiencies, and higher start-up costs on new product launches. As a result of the operating losses in the European refuse business in fiscal 2004, the Company conducted a review for potential impairment of the goodwill recorded with respect to this business as described under “Application of Critical Accounting Policies – Goodwill and Other Intangible Assets.” The Company concluded in this review that such goodwill was not impaired at September 30, 2004, but the Company will continue to monitor this investment. At September 30, 2004, the Company’s backlog in its commercial segment was up 30.2% compared to prior year levels as industry order volumes have rebounded in concrete placement from a two-year downturn. The Company believes that its commercial segment performance will improve significantly in fiscal 2005 as the Company implements higher prices to offset the rising steel and component cost increases, targets manufacturing efficiencies, extends the roll-out of the Revolution drum and realizes the results of its November 1, 2004 acquisition of CON-E-CO. The Company expects its commercial segment sales and operating income to increase 4.2% to $945.0 million and 55.0% to $54.0 million, respectively, in fiscal 2005.

        The acquisitions of JerrDan and BAI involved borrowings and assumed indebtedness totaling approximately $113.7 million in the fourth quarter of fiscal 2004. Due to strong cash flow, the Company repaid approximately $53.0 million of the acquisition-related borrowings before September 30, 2004 to close fiscal 2004 with $75.9 million of debt. Assuming no further acquisitions other than the CON-E-CO acquisition (see Note 17 of the Notes to Consolidated Financial Statements), the Company estimates that debt will rise in mid-fiscal 2005 for seasonal working capital requirements and then decline due to cash flow from operations to approximately $20.0 million at September 30, 2005. The Company believes its cash flow has also contributed to a significant increase in the Company’s borrowing capacity to support the Company’s acquisition strategy.

        The Company estimates fiscal 2005 earnings per share of $3.45, up 10.2% over fiscal 2004 earnings per share.

        Please refer to “Fiscal 2005 Outlook” and “Certain Assumptions” for a detailed discussion of the Company’s sales, operating income, net income, earnings per share and debt estimates for fiscal 2005.

        During fiscal 2004, costs have risen sharply for steel and component parts containing steel, and the availability of steel has been limited, especially for small consumers of steel, including certain of the Company’s suppliers. The Company uses thousands of tons of steel annually. Some industry experts have estimated that steel costs have increased more than 100% over the last year, with further increases possible in fiscal 2005. A surge in over-the-road truck sales has also created a shortage of certain components utilized by the Company and resulted in periodic delays in receipt of chassis scheduled for mounting of the Company’s truck bodies in fiscal 2004. The ultimate duration and severity of these conditions is not presently estimable, but these conditions are likely to continue into fiscal 2005. Based on long-term agreements with suppliers, the Company has been able to avoid some of the impact of these cost increases, but not all the Company’s suppliers have been able to honor their contracts with the Company. To mitigate these increases, the Company announced 4.5% — 9.5% price increases in fiscal 2004 in all of its domestic commercial and fire and emergency business units to offset these cost increases from the steel industry and component manufacturers. The Company expects to announce further price increases in the first quarter of fiscal 2005 and in subsequent quarters of fiscal 2005 in these business units. The Company does not anticipate being able to recover all the cost increases from customers due to the significant amount of orders in the Company’s backlog prior to the effective dates of product selling price increases and because competitive conditions have limited price increases in some market sectors. Due to the nature of its defense business, which is generally based on firm, fixed-price contracts, the Company is generally limited in its ability to raise prices in response to rising steel and component costs. The Company generally has firm pricing from its suppliers for its defense business at the time of contract award, but it does not expect these supply contracts to fully protect the Company from steel and component cost increases in its defense segment. Commencing in the second half of fiscal 2004, the Company has sought substantially higher pricing for all new defense contracts executed since that time to recover higher anticipated steel and component costs expected in fiscal 2005 and beyond.

        The Company estimates that the impact of higher steel and component costs on earnings was about $0.17 per share in fiscal 2004. The Company expects these conditions to negatively impact earnings by approximately $0.35 per share in fiscal 2005, and has factored this impact into its estimate of fiscal 2005 earnings.

        The Company was involved in an intense competition for a U.K. MoD contract for support vehicles valued at over $2.0 billion over a seven-year period beginning in fiscal 2007. The U.K. MoD awarded this contract to a competitor in October 2004.

RESULTS OF OPERATIONS

ANALYSIS OF CONSOLIDATED NET SALES - THREE YEARS ENDED SEPTEMBER 30, 2004

        The following table presents net sales (see definition of net sales contained in Note 1 of the Notes to Consolidated Financial Statements) by business segment (in thousands):

	Fiscal Year Ended September 30,
	2004	2003	2002
Net sales to unaffiliated customers:
Commercial	$907,309	$741,878	$678,334
Fire and emergency	599,734	534,955	476,148
Defense	774,059	657,094	594,856
Intersegment	(18,797)	(7,917)	(5,746)

Consolidated	$2,262,305	$1,926,010	$1,743,592

        The following table presents net sales by geographic region based on product shipment destination (in thousands):

	Fiscal Year Ended September 30,
	2004	2003	2002
Net sales:
United States	$1,884,223	$1,636,361	$1,541,629
Other North America	13,218	9,444	7,037
Europe and Middle East	300,112	244,127	165,961
Other	64,752	36,078	28,965

Consolidated	$2,262,305	$1,926,010	$1,743,592

FISCAL 2004 COMPARED TO FISCAL 2003

        Consolidated net sales increased 17.5% to $2,262.3 million in fiscal 2004 compared to fiscal 2003. Net sales were up in all segments. The acquisitions of JerrDan and BAI contributed $35.4 million of the sales increase in fiscal 2004.

        Commercial net sales increased 22.3% to $907.3 million in fiscal 2004 compared to fiscal 2003. Concrete placement product sales were up 30.5% due to strong customer demand as U.S. industrial markets recovered from a recession. Refuse product sales increased 12.7%. Domestic refuse product sales grew 24.4% due to improving demand from both commercial and municipal waste haulers. European refuse product sales were up slightly in fiscal 2004 compared to fiscal 2003 in U.S. dollars as changes in foreign currency exchange rates offset a 9.6% decline in sales in local currency due to weak conditions in European refuse markets.

        Fire and emergency segment sales increased 12.1% to $599.7 million in fiscal 2004 compared to fiscal 2003. The acquisitions of JerrDan and BAI contributed $35.4 million to fiscal 2004 sales. In this segment, due to long lead times, orders generally ship six to nine months after receipt. Sales rebounded sharply in the fourth quarter of fiscal 2004, following flat sales in the first nine months of fiscal 2004, due to substantially improved order trends in fiscal 2004 compared to fiscal 2003. The Company estimates that fire apparatus industry orders declined in fiscal 2003 approximately 10.0%.

        Defense segment net sales increased 17.8% to $774.1 million in fiscal 2004 compared to fiscal 2003. The sales increase arose from a more than doubling in parts and service sales and increased sales of heavy-payload trucks to international customers and the DoD which more than offset a $136.2 million decrease in MTVR base contract sales due to a decline in the production rate under this five-year contract, as the Company anticipated, in advance of scheduled base contract expiration in June 2005.

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

ANALYSIS OF CONSOLIDATED OPERATING INCOME - THREE YEARS ENDED SEPTEMBER 30, 2004

        The following table presents operating income by business segment (in thousands):

	Fiscal Year Ended September 30,
	2004	2003	2002
Operating income (expense):
Commercial	$34,838	$40,188	$47,171
Fire and emergency	54,957	52,072	48,988
Defense	127,859	68,697	40,720
Corporate and other	(37,244)	(31,758)	(25,761)

Consolidated	$180,410	$129,199	$111,118

FISCAL 2004 COMPARED TO FISCAL 2003

        Consolidated operating income increased 39.6% to $180.4 million, or 8.0% of sales, in fiscal 2004 compared to $129.2 million, or 6.7% of sales in fiscal 2003, largely reflecting substantially improved results from the Company’s defense segment.

        Commercial segment operating income decreased 13.3% to $34.8 million, or 3.8% of sales, in fiscal 2004 compared to operating income of $40.2 million, or 5.4% of sales, in fiscal 2003. Operating income decreased in fiscal 2004 compared to the prior year in spite of a 22.3% increase in sales due to losses in the Company’s European refuse business as industry conditions continued to deteriorate. The Company estimates that industry volume in European refuse products was down approximately 15.0% from fiscal 2003 levels and that pricing was adversely impacted in most European countries. This business also incurred costs related to headcount reductions of $1.8 million and to introduce new smooth-sided bodies and value-priced products totaling $3.2 million. In the balance of the segment, the Company’s domestic businesses realized an operating income increase of approximately 18.3%. The Company estimates that steel cost increases adversely impacted commercial segment operating income by $5.0 million during fiscal 2004, primarily in domestic markets. Competitive pricing conditions and manufacturing inefficiencies further adversely impacted fiscal 2004 operating income margins in the Company’s domestic businesses.

        Fire and emergency segment operating income increased 5.5% to $55.0 million, or 9.2% of sales, in fiscal 2004 compared to $52.1 million, or 9.7% of sales, in fiscal 2003. The acquisitions of JerrDan and BAI contributed $1.2 million of operating income in fiscal 2004. Fiscal 2004 margins were negatively impacted by rising steel costs and increased product liability and health care costs. The Company estimates that steel cost increases adversely impacted fire and emergency operating income by $1.8 million during fiscal 2004. Operating income margins in fiscal 2004 were also negatively impacted by fair value purchase accounting adjustments on 2004 acquisitions, which resulted in additional expense immediately following the acquisitions.

        Defense segment operating income increased 86.1% to $127.9 million, or 16.5% of sales, compared to $68.7 million, or 10.5% of sales, in fiscal 2003. The largest contributor to the increase in operating income in fiscal 2004 was the increase in parts and service sales arising from DoD requirements to support Operation Iraqi Freedom. Earnings in fiscal 2004 further benefited by $19.5 million due to cumulative catch-up adjustments to increase MTVR margins from 5.5% to 7.6%, including $16.2 million related to prior year revenues. The MTVR margin adjustments resulted from lower than expected material cost escalation and better than expected overhead absorption related to higher defense production volumes resulting from the requirements of Operation Iraqi Freedom. The balance of the increase in operating income was due to higher sales of heavy-payload trucks to international customers and the DoD. The Company estimates that steel cost increases adversely impacted defense operating income by $2.7 million during fiscal 2004.

        Consolidated selling, general and administrative expenses decreased to 7.8% of sales in fiscal 2004 compared to 8.1% of sales in fiscal 2003. Corporate operating expenses and inter-segment profit elimination increased $5.5 million to $37.2 million, or 1.6% of consolidated sales, in fiscal 2004 from $31.8 million, or 1.6% of consolidated sales, for fiscal 2004. The increase was largely due to expenses incurred related to acquisition investigations and increased personnel charges.

FISCAL 2003 COMPARED TO FISCAL 2002

        Consolidated operating income increased 16.3% to $129.2 million, or 6.7% of sales, in fiscal 2003 compared to $111.1 million, or 6.4% of sales in fiscal 2002. Fiscal 2003 results benefited from a fourth quarter cumulative catch-up adjustment to margins on the Company’s MTVR contract as described below.

        Commercial segment operating income decreased 14.8% to $40.2 million, or 5.4% of sales, in fiscal 2003 compared to $47.2 million, or 7.0% of sales, in fiscal 2002. Operating income margins were generally lower due to a higher percentage of “package” sales versus body-only sales in fiscal 2003 compared to fiscal 2002. Excluding the effects of foreign currency translation, operating income declined in all product lines. Fiscal 2003 results benefited from favorable currency translation adjustments of $1.4 million due to the strengthening of the euro compared to the U.S. dollar and a $0.5 million gain on the sale of certain operating equipment. Research and development spending increased $4.5 million in fiscal 2003, primarily related to the Revolution drum.

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

        Defense segment operating income increased 68.7% to $68.7 million, or 10.5% of sales, compared to $40.7 million, or 6.8% of sales, in fiscal 2002. The increase in operating income margins in fiscal 2003 resulted from higher sales of FHTV trucks, international defense trucks and defense parts, and lower bid and proposal spending compared to fiscal 2002. In addition, a cumulative catch-up adjustment to increase MTVR margins from 4.3% to 5.5% totaling $9.2 million, including $5.7 million related to prior year revenues, contributed to the higher operating income margins in fiscal 2003.

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

ANALYSIS OF NON-OPERATING INCOME STATEMENT ITEMS - THREE YEARS ENDED SEPTEMBER 30, 2004

FISCAL 2004 COMPARED TO FISCAL 2003

        Net interest expense decreased $7.8 million to $4.3 million in fiscal 2004 compared to fiscal 2003. Fiscal 2004 results reflect lower average borrowings outstanding for most of fiscal 2004 until the Company acquired JerrDan and BAI for cash and assumed debt totaling $113.7 million in July 2004.

        The effective income tax rate for fiscal 2004 was 37.3% compared to 33.6% in fiscal 2003. Fiscal 2003 results reflect the benefit of an income tax audit settlement reached with the IRS that decreased the effective tax rate by 3.1 percentage points. The fiscal 2004 effective income tax rate also reflects a higher effective state income tax rate due to increased earnings in higher-tax states.

        Other miscellaneous income of $0.5 million relates to favorable foreign currency transaction gains on inter-company amounts net of a $0.3 million charge to write off deferred financing costs resulting from the refinancing of the Company’s bank credit facility in September 2004. In fiscal 2003, other miscellaneous income included a $6.3 million charge related to the early retirement of 8.75% senior subordinated notes.

        Equity in earnings of affiliates net of income taxes of $2.2 million in fiscal 2004 and $2.3 million in fiscal 2003 represents the Company’s equity interest in OMFSP and in a concrete mixer and refuse packer manufacturer in Mexico.

        Minority interest in earnings of $0.1 million represents the 25.0% interest in BAI for the period from July 29, 2004 to September 30, 2004 related to BAI management shareholdings.

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

        Equity in earnings of unconsolidated affiliates, net of income taxes, of $2.3 million in fiscal 2003 and $2.4 million in fiscal 2002 represents the Company’s equity interest in OMFSP and in a concrete mixer and refuse packer manufacturer in Mexico.

FINANCIAL CONDITION

Fiscal Year Ended September 30, 2004

        During fiscal 2004, cash and cash equivalents increased by $10.8 million to $30.1 million at September 30, 2004. Cash provided from operating activities of $134.9 million, net borrowings of $9.1 million under the Company’s credit facilities and proceeds of stock option exercises of $4.6 million were used to acquire JerrDan and BAI for $87.5 million, fund capital expenditures of $30.0 million, pay dividends of $9.1 million and fund the $11.1 million increase in other long-term assets, which primarily related to increased pension contributions.

        In fiscal 2004, receivables and inventories increased to support higher sales levels. Customer advances represented a significant source of cash in fiscal 2004 due to higher performance-based payments on the Company’s FHTV contract and higher advances associated with fire apparatus orders compared to prior year levels. Net working capital also increased $26.6 million due to acquisitions.

        Cash paid for income taxes was $46.4 million in fiscal 2004 compared to $35.6 million in fiscal 2003. Cash taxes paid increased due to the higher level of earnings less increased deductions in fiscal 2004 for the tax benefits of stock option exercises and pension contributions.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash and cash equivalents of $30.1 million and approximately $408.3 million of unused availability under the terms of its revolving credit facility (see Note 6 to Notes to Consolidated Financial Statements) as of September 30, 2004. The Company’s primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends and, potentially, future acquisitions. In September 2004, the Company obtained a new unsecured $500.0 million senior revolving credit facility (“revolving credit facility”) expiring in September 2009 to replace a $170.0 million revolving credit facility scheduled to mature in January 2006. Availability under the revolving credit facility was reduced by borrowings of $65.6 million and outstanding letters of credit of $26.1 million at September 30, 2004. The Company may increase the revolving credit facility up to an aggregate maximum outstanding amount of $750.0 million at the Company’s discretion, unless the Company is in default under terms of its revolving credit facility. The Company expects its primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at September 30, 2004 and borrowings from unused availability under the Company’s revolving credit facility.

        Based upon current and anticipated future operations and excluding the impact of any potential acquisitions, the Company believes that these capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2005. Debt levels and capital resource requirements beyond fiscal 2005 are not currently estimable because the Company maintains an active acquisitions strategy and the capital requirements of this strategy cannot be reasonably estimated.

        The Company’s cash flow from operations was positively impacted in fiscal 2004, 2003 and 2002 by the receipt of performance-based payments on its MTVR and FHTV contracts in its defense segment. The Company’s cash flow from operations has fluctuated significantly, and will likely continue to fluctuate, from quarter to quarter due to changes in the timing of receipt of performance-based payments in its defense segment, changes in working capital requirements arising from seasonal fluctuations in commercial segment sales and changes in working capital requirements associated with the start-up of large defense contracts.

        The Company’s debt-to-capital ratio at September 30, 2004 was 10.7% compared to 9.3% at September 30, 2003. Debt-to-capital may vary from time to time as the Company borrows under its revolving credit facility to fund seasonal or defense contract working capital requirements and to the extent that the Company uses debt to fund acquisitions.

        The Company’s revolving credit facility contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. Given the Company’s limited borrowings and its estimated cash flow, the Company believes that it is unlikely that these restrictions and covenants would limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, or to take advantage of business opportunities, including future acquisitions.

        Interest rates on borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5%) or the “Offshore Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.70% for Offshore Rate loans under the Company’s revolving credit facility as of September 30, 2004. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rate on borrowings outstanding at September 30, 2004 was 2.70%. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

        Following is a summary of the Company’s contractual obligations and payments due by period following September 30, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$4,402	$767	$1,358	$1,100	$1,177
Leases:
Capital	--	--	--	--	--
Operating	33,334	7,933	10,407	6,628	8,366
Purchase obligations	461,810	460,582	1,228	--	--
Other long-term liabilities:
Guaranteed residual obligations	308	308	--	--	--
Fair value of foreign currency
forward contracts	22,350	7,734	14,616	--	--
Other	804	144	311	156	193

	23,462	8,186	14,927	156	193

Total contractual obligations	$523,008	$477,468	$27,920	$7,884	$9,736

        The Company also has floating rate debt outstanding under its bank revolving credit facility. See Note 6 of the Notes to Consolidated Financial Statements.

        The Company utilizes blanket purchase orders to communicate expected annual requirements to many of its suppliers or contractors. Requirements under blanket purchase orders generally do not become “firm” until four weeks prior to the Company’s scheduled unit production. The purchase obligation amount included above represents the value of commitments considered firm, plus the value of all outstanding subcontracts.

        The following is a summary of the Company’s commercial commitments (in thousands):

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Customer lease guarantees to third parties	$12,275	$1,000	$2,000	$2,000	$7,275
Standby letters of credit	26,084	24,092	1,992	--	--
Corporate guarantees	9,281	9,281	--	--	--

Total commercial commitments	$47,640	$34,373	$3,992	$2,000	$7,275

        McNeilus has a $20.3 million investment in an unconsolidated general partnership, OMFSP, which offers lease financing to customers of the Company. McNeilus and an unaffiliated third party, BA Leasing & Capital Corporation (“BALCAP” — a subsidiary of Bank of America Corporation), are general partners in OMFSP. Each of the two general partners has identical voting, participating and protective rights and responsibilities in OMFSP. See Notes 1 and 2 of the Notes to Consolidated Financial Statements.

        OMFSP purchases trucks, truck bodies and concrete batch plants for lease to user-lessees. The Company sold equipment totaling $58.2 million, $67.3 million and $62.9 million to OMFSP in fiscal 2004, 2003 and 2002, respectively. Banks and other financial institutions lend to OMFSP approximately 90% of the purchase price of the equipment, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 8% equity portion of the cost of the new equipment purchases. Customers provide a 2% down payment. Each partner is allocated its proportionate share of OMFSP cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. However, all OMFSP indebtedness is non-recourse to the Company and BALCAP.

        OMFSP debt financing is bid among a pool of third party banks and other financial institutions. OMFSP’s available but unused borrowing capacity with such banks and other third party financial institutions was $143.8 million at September 30, 2004. OMFSP lenders do not guarantee its borrowing capacity and may withdraw such borrowing availability at any time. Should debt financing not be available to OMFSP in the future, certain of the Company’s customers would need to find sources of lease financing other than through OMFSP, which could have an adverse impact on the Company’s sales of equipment.

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

        Summarized financial information of OMFSP as of September 30, 2004 and 2003 and for the fiscal years ended September 30, 2004, 2003 and 2002 is as follows:

	September 30,
	2004	2003
Cash and cash equivalents	$2,649	$1,879
Investment in sales type leases, net	185,176	203,034
Other assets	2,506	1,439

	$190,331	$206,352

Notes payable	$148,681	$161,964
Other liabilities	2,179	1,537
Partners' equity	39,471	42,851

	$190,331	$206,352

	Fiscal Year Ended September 30,
	2004	2003	2002
Interest income	$12,808	$15,190	$16,315
Net interest income	3,885	4,329	4,346
Excess of revenues over expenses	3,589	4,394	4,286

CERTAIN ASSUMPTIONS

        The expectations reflected in the forward-looking statements in this Annual Report on Form 10-K, in particular those with respect to projected sales, costs, earnings and debt levels, are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. Such assumptions include, without limitation, the sale of approximately 1,000 Revolution® composite concrete mixer drums in the U.S. in fiscal 2005 at favorable pricing and costs; the Company’s estimates for concrete placement activity, housing starts and mortgage rates; a strong U.S. economy and no economic recovery in the European economy; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies, in particular at McNeilus and the Geesink Norba Group; the anticipated level of production and margins associated with the MTVR base contract and MTVR-related contracts, the Company’s various other U.S. Department of Defense contracts and international defense truck contracts; the expected level of U.S. Department of Defense procurement of replacement parts, service and remanufacturing of trucks and funding thereof; the Company’s estimates for capital expenditures of municipalities for fire and emergency and refuse products, of airports for fire and rescue products and of large commercial waste haulers generally and with the Company; the Company’s targets for Geesink Norba Group sales and operating income; the Company’s estimates for the impact of steel and component cost increases and its ability to avoid such cost increases based on its supply contracts or recover rising steel and component costs with increases in selling prices of its products; the Company’s ability to integrate acquired businesses and achieve expected synergies; the expected level of commercial “package” body and chassis sales compared to “body-only” sales; the Company’s estimates of the impact of changing fuel prices and credit availability on capital spending of towing operators; the Company’s ability to sustain market share gains by its fire and emergency and refuse products businesses; anticipated levels of capital expenditures, especially with respect to the rollout of the Revolution composite concrete mixer drum; the Company’s planned spending on new product development; the Company’s estimates for costs relating to litigation, product warranty, insurance and other raw materials; and the Company’s estimates for debt levels, interest rates, working capital needs and effective tax rates. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate and will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve results that the forward-looking statements contemplate.

FISCAL 2005 OUTLOOK

        The Company estimates that fiscal 2005 consolidated net sales will approximate $2.650 billion, up 17.1% from fiscal 2004 net sales, with $159.6 million of the sales increase from acquisitions. All comparisons are to fiscal 2004 actual results and assume no acquisitions other than Jerr-Dan, BAI and CON-E-CO.

        The Company estimates that commercial sales will increase about 4.2% to approximately $945.0 million in fiscal 2005. The Company is projecting an increase in concrete placement sales of 6.3% in fiscal 2005, largely due to price increases and approximately $25.0 million due to the post-acquisition sales of CON-E-CO, which was acquired on November 1, 2004. The Company expects to sell 1,000 Revolution composite concrete mixer drums in fiscal 2005. The Company is projecting domestic refuse sales to increase 3.5% in fiscal 2005, largely due to price increases. The Company expects that Geesink Norba Group refuse product sales will be flat in fiscal 2005 with no recovery in the European market.

        The Company expects that fire and emergency sales will be up about 36.7% to approximately $820.0 million in fiscal 2005. The Company expects the acquisitions of JerrDan and BAI to contribute $170.0 million to segment sales in fiscal 2005, up from $35.4 million in fiscal 2004. The balance of the estimated increase in segment sales in fiscal 2005 is expected to result from improved orders in fiscal 2004.

        The Company is projecting defense sales to increase 16.3% to $900.0 million in fiscal 2005 due to DoD requirements associated with Operation Iraqi Freedom, including sales related to a contract to armor and install air conditioners in the DoD’s MTVR fleet, higher rebuilds of heavy-payload trucks and increased parts and service sales. The Company expects these increases to more than offset the projected decline in sales of MTVRs as the Company continues to ramp down production in the final year of this five-year contract.

        By quarter, the Company estimates that fiscal 2005 sales will approximate $598.0 million in quarter one, $612.0 million in quarter two, $757.0 million in quarter three and $683.0 million in quarter four.

        The Company is projecting consolidated operating income to be up about 14.7% to approximately $207.0 million in fiscal 2005.

        In the commercial segment, the Company projects operating income to increase 55.0% to $54.0 million. In this segment, the Company is projecting concrete placement operating income to be up 44.4% in fiscal 2005 due to estimated improvements in product pricing, lower manufacturing costs and estimated operating income of CON-E-CO of $2.0 million. The Company expects domestic refuse operating income to be up 38.4% in fiscal 2005 due to the increase in sales and improved manufacturing efficiencies. The Company expects the Company’s European refuse business to be modestly profitable as a result of the restructuring of that business in fiscal 2004.

        The Company is projecting fire and emergency segment operating income to increase 43.7% to $79.0 million in fiscal 2005. The Company expects that the JerrDan and BAI acquisitions will contribute $17.5 million to segment operating income in fiscal 2005, up from $1.2 million in fiscal 2004. The Company expects the operating income of its other fire and emergency businesses to grow approximately 14.4% in fiscal 2005.

        The Company is projecting defense operating income to decrease 10.1% to $115.0 million in fiscal 2005. This estimate assumes the MTVR base contract margins remain at 7.6%. In fiscal 2004, cumulative catch-up adjustments to increase MTVR base contract margins in the first, third and fourth quarters added $19.5 million of operating income. The Company is also estimating a less favorable product mix in fiscal 2005 compared to fiscal 2004.

        The Company expects corporate expenses to approximate $41.0 million in fiscal 2005, up 10.8% compared to fiscal 2004, primarily due to personnel cost increases. The Company is projecting net interest costs to increase $2.7 million in fiscal 2005 to $7.0 million due to acquisition-related indebtedness.

        The Company estimates that in fiscal 2005 its effective tax rate will approximate 37.0%, that equity in earnings of its unconsolidated affiliates will approximate $2.0 million after taxes and that minority interest in BAI earnings will approximate $0.5 million. These estimates result in the Company’s estimate of fiscal 2005 net income of $127.6 million and earnings per share of $3.45. The Company’s earnings per share estimate for fiscal 2005 assumes that the Jerr-Dan, BAI and CON-E-CO acquisitions will be $0.20 per share accretive to earnings and that unrecovered steel and component price increases will have a $0.35 adverse impact on earnings per share.

        By quarter, the Company expects that net income will approximate $25.9 million in quarter one, $23.4 million in quarter two, $39.7 million in quarter three and $38.6 million in quarter four. Based on an estimated 37.0 million average diluted shares outstanding for the year, these net income estimates result in earnings per share estimates of $0.71 in quarter one, $0.64 in quarter two, $1.07 in quarter three and $1.02 in quarter four.

        Assuming no acquisitions, the Company estimates that debt will decrease to $20.0 million at September 30, 2005 compared to September 30, 2004 levels, but will fluctuate with seasonal working capital demands. The Company anticipates capital spending to approximate $30.0 million in fiscal 2005, much of which the Company expects will support the continued worldwide rollout of the Revolution composite concrete mixer drum.

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

        Warranty: Sales of the Company’s products generally carry typical explicit manufacturers’ warranties based on terms that are generally accepted in the Company’s marketplaces. The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise which are beyond the scope of the Company’s historical experience. The Company provides for any such warranty issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience.

        Revenue Recognition: The Company recognizes and earns revenue when all of the following circumstances are satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered. The Company records revenues under long-term, fixed-price defense contracts using the percentage-of-completion method of accounting. The Company records revenues and anticipated profits under the MTVR multi-year, fixed-price production contract on a percentage-of-completion basis, generally using units accepted as the measurement basis for effort accomplished. The Company records estimated contract profits in earnings in proportion to recorded revenues based on the estimated average cost determined using total contract units under order (including exercised options). The Company records revenues under certain long-term, fixed-price defense contracts which, among others things, provide for delivery of minimal quantities or require a significant amount of development effort in relation to total contract value using the percentage-of-completion method upon achievement of performance milestones, or using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable. The Company reflects adjustments in contract value or estimated costs on contracts accounted for using the percentage-of completion method in earnings in the current period as a cumulative catch-up adjustment. The Company charges anticipated losses on contracts or programs in progress to earnings when identified.

        Goodwill and Other Intangible Assets: The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”effective October 1, 2002. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized; however, they must be tested for impairment periodically, or more frequently under certain circumstances, and written down when impaired. The Company continues to record amortization for other intangible assets with definite lives. The Company is subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine impairment. However, the Company believes that it has conducted thorough and competent valuations of its goodwill and other intangible assets annually, resulting in no impairment of goodwill upon adoption of SFAS No. 142, nor upon the Company’s subsequent testing conducted in the fourth quarters of fiscal 2004 or fiscal 2003.

        In fiscal 2004, the Company considered the operating loss at the Geesink Norba Group to be an indicator of a potential impairment of the €107.6 million of goodwill ($132.6 million based on the exchange rate as of September 30, 2004) recorded by the Company as of September 30, 2004 in connection with the acquisition of this business in July 2001. European refuse markets served by the Geesink Norba Group have been in a recession since 2001. The Company believes that refuse collection vehicle market sales volumes declined over 20% from 2001 levels, including an estimated 15% decline in fiscal 2004 compared to fiscal 2003 and that pricing declined in fiscal 2003 and fiscal 2004 in many European markets. During fiscal 2004, the Company launched several new smooth-sided, refuse collection vehicles and the Valu€Pak, value-priced refuse collection vehicle into the European refuse market to spur demand for the Company’s products. Also, the Company installed new moving assembly lines in its facility in the Netherlands for the production of the major components of its refuse collection vehicles for Europe with the objective of substantially reducing component production hours. As a result of these initiatives, the Company reduced its European workforce and recorded a $1.8 million severance charge in fiscal 2004. The Company also intends to install Lean principles in the business in fiscal 2005. Based on the Company’s estimated benefits of these investments in fiscal 2004 and additional investments planned for fiscal 2005, and based on the Company’s estimates of improving European refuse market conditions beginning in fiscal 2006, the Company developed long-term projections of estimated cash flows from the Geesink Norba Group to assess the fair value of the business. As a result, the Company determined that the fair value of the Geesink Norba Group exceeded its carrying value by more than $20.0 million at September 30, 2004 and therefore the goodwill recorded in connection with the acquisition of the Geesink Norba Group was not impaired as of September 30, 2004. The Company intends to continue to review the results of its fiscal 2004 and fiscal 2005 initiatives and to monitor the valuation of its investment in the Geesink Norba Group as appropriate during fiscal 2005.

        Product Liability: Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business. A substantial portion of these claims and lawsuits involve the Company’s concrete placement and domestic refuse businesses, while such lawsuits in the Company’s defense and fire and emergency businesses have historically been limited. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. Most insurance coverage includes self-insured retentions that vary by business segment and by year. As of September 30, 2004, the Company maintained self-insured retentions of $1.0 million per claim for each of its businesses.

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

        Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. Over the past three years, the Company’s warranty cost as a percentage of sales has ranged from 0.93% of sales to 1.42% of sales. Warranty costs tend to be higher shortly after new product introductions when field warranty campaigns may be necessary to correct or retrofit certain items. Accordingly, the Company must make assumptions about the number and cost of anticipated field warranty campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of new features/components included in new product models.

        Each quarter, the Company reviews actual warranty claims experience to determine if there are any systemic defects which would require a field campaign. Also, warranty provision rates on new product introductions are established at higher than standard rates to reflect increased expected warranty costs associated with any new product introduction.

        At times, warranty issues can arise which are beyond the scope of the Company’s historical experience, generally with respect to a new product launch. If the estimate of warranty costs in fiscal 2004 increased or decreased by 50%, the Company’s accrued warranty costs, costs of sales and operating income would each change by $10.5 million, or 29.4%, 0.6% and 5.8%, respectively.

        Percentage-of-Completion Method of Accounting: The Company records revenues and anticipated profits under the MTVR multi-year, fixed-price production contract on a percentage-of-completion basis, generally using units accepted as the measurement basis for effort accomplished. Estimated contract profits are taken into earnings in proportion to recorded sales based on estimated average cost determined using total contract units under order. Changes in estimated contract profits are recognized in earnings using the cumulative catch-up method. Under this method, current estimated contract profits are compared with previously estimated contract profits and a cumulative adjustment is recorded to income for all previously accepted units. The Company believes that the accounting estimate is a “critical accounting estimate” because changes in estimated costs can materially affect net income. The estimate requires management to forecast estimated material costs on non-quoted components, to estimate manufacturing overhead rates which are dependent in part on sales forecasts of non-MTVR volume, to estimate contract close-out costs and to estimate manufacturing hours per unit over a broad spectrum of volume, including low-rate of initial production, high-rate of production and ramp-down to the end of the contract. The estimate is a critical accounting estimate for the Company’s defense segment.

        Quarterly, or upon the occurrence of a significant event impacting the contract, Company management reviews actual contract performance to date to determine if there are any factors that would require an adjustment of the overall contract estimated margin. In fiscal 2004, 2003 and 2002, the Company increased the margin percentage recognized on the MTVR contract by 2.1, 1.2 and 1.0 percentage points, respectively, as a result of a contract modification and favorable cost performance compared to estimates. The changes in estimates increased operating income by $19.5 million in fiscal 2004, $9.2 million in fiscal 2003 and $4.3 million in fiscal 2002, or 10.8%, 7.1% and 3.9% of consolidated operating income, respectively. The Company has targeted margins on the MTVR contract in excess of the 7.6% margin recognized on the contract life-to-date by taking actions to reduce contract costs and minimize contract close-out costs. Should the Company be successful with respect to these actions, the Company estimates that a one-half percentage point increase in MTVR base contract margins in fiscal 2005 (on a full year basis) would increase operating income by approximately $5.0 million.

        Goodwill: In accordance with the Company’s accounting policies, goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events or “indicators of potential impairment” occur. Indicators of potential impairment include situations involving significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key personnel, changes in technology or markets and operating losses, among others.

        The Company performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Reporting units are business components one level below the operating segment level for which discrete financial information is available.

        In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. In making this assessment, management estimates discounted anticipated cash flows of a reporting unit based on a number of factors including historical operating results, business plans and maket conditions. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

        In fiscal 2004, the Company’s Geesink Norba Group recorded a small operating loss due to continued weak end markets in Europe and as a result of actions taken by the Company to update product offerings, increase manufacturing efficiencies and overall improve the Company’s competitive position. The Company has goodwill of $132.6 million at September 30, 2004 related to the Geesink Norba Group. The Company’s fiscal 2004 review for potential impairment of this goodwill indicated that there was no impairment of goodwill at September 30, 2004. While any assessment of goodwill is inherently a subjective process and is dependent on projections of future operating results, the Company believes that it conducted a thorough and competent valuation of the Geesink Norba Group at September 30, 2004 in support of its assessment.

        To the extent that the Geesink Norba Group is not able to achieve expected sales and operating income performance, the Company could be required to record a goodwill impairment charge. The range of potential charge would be based on a number of factors, including the speed of the European economic recovery, Geesink Norba Group’s operating performance, competition, required future capital expenditures, interest rates and long-term growth assumptions. See “Application of Critical Accounting Policies.”

NEW ACCOUNTING STANDARDS

        Earnings Per Share: In March 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) on Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 provides guidance in determining when a security participates in dividends such that the two-class method must be used to calculate earnings per share. Previously, the Company used the if-converted method for calculating basic earnings per share. Under SFAS No. 128, Earnings Per Share, the two-class method results in an allocation of all undistributed earnings to common shares and other participating securities as if all those earnings were distributed. The Company’s Common Stock holds a 115% dividend preference over its Class A Common Stock. Therefore, EITF 03-06 requires the Company to disclose separate basic earnings per share amounts for the separate classes of common stock. The Company has adopted provisions of EITF 03-06 beginning April 1, 2004 in accordance with requirements and has retroactively presented Class A Common Stock and Common Stock basic earnings per share information for all periods. Adoption of EITF 03-06 did not result in a change in the Company’s earnings per share assuming dilution for any of the periods presented.

        Pensions and Other Postretirement Benefits: In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” (collectively “SFAS No. 132(R)”). SFAS No. 132(R) revises employers’ disclosure about pension plans and other postretirement benefit plans, increasing annual disclosure requirements to include more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132 (R) does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

        SFAS No. 132(R) also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other post-retirement benefit plans. The Company has adopted the interim-period disclosure requirements of SFAS No. 132(R) effective March 31, 2004 and the annual provisions effective September 30, 2004. Because SFAS No. 132(R) pertains only to disclosure provisions, the Company’s adoption of SFAS No. 132(R) did not have an impact on the Company’s financial condition, results of operations or cash flows.

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

        Derivative Instruments and Hedging Activities: In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the accounting for derivatives, amending the previously issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

        Variable Interest Entities: In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which was revised December 2003 (“FIN 46(R)”). On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46(R) requires that companies consolidate a variable interest entity if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The Company has determined that OMFSP is adequately capitalized and that the Company’s interest in OMFSP (see Note 2) is an interest in a “voting interest entity” and, as such, does not meet the requirements for consolidation under FIN 46. The adoption of FIN 46 did not have, and is not expected to have, an impact on the Company’s financial condition, results of operations or cash flows.

        Stock-Based Compensation: In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123‘s fair value method for accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted early the disclosure provisions of SFAS No. 148 as of October 1, 2002 and has included the required disclosures in Note 10 of the Notes to Consolidated Financial Statements. Adoption of SFAS No. 148 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

        Guarantee Obligations: In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45‘s scope, including guarantees issued prior to FIN 45. Adoption of FIN 45 did not have a material effect on the Company’s financial condition, results of operations or cash flows (see Note 15 of the Notes to Consolidated Financial Statements).

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

        Impairment or Disposal of Long-Lived Assets: In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The Company adopted provisions of SFAS No. 144 effective October 1, 2002. Adoption of SFAS No. 144 did not have a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

        Asset Retirement Obligations: In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted provisions of SFAS No. 143 effective October 1, 2002. Adoption of SFAS No. 143 did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

AMERICAN JOBS CREATION ACT OF 2004

        On October 22, 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was signed into law by the President of the U.S. This legislation will result in sweeping revisions to the U.S. Internal Revenue Code and related regulations. The Jobs Act:

–	Repeals the foreign sales corporation (“FSC”) and extra-territorial income (“ETI”) regimes and replaces them with a domestic manufacturing deduction.
–	Provides taxpayers with an opportunity to repatriate foreign-source income into the U.S. if such repatriated income is invested in the U.S. under a properly-approved domestic reinvestment plan.
–	Changes certain provisions of the U.S. Internal Revenue Code related to foreign tax credit (“FTC”) calculations.
–	Provides for penalties and increased disclosures related to transactions defined as reportable transactions.
–	Provide for changes to executive compensation arrangements, including fundamental changes to non-qualified deferred compensation plans, limits deductions for personal use of employer-provided airplanes and provides for changes in withholding.
–	Provides for changes affecting calculation and allocation of partnership income and ownership interests.
–	Provides for substantial reforms for leasing transactions, including limitations on tax deductions allocable to property used by tax-exempt entities.
–	Codifies present-law mobile machinery exemption for purposes of the retail excise tax on heavy vehicles, the heavy vehicle use tax and the tax on tires.
–	Provides for a number of other changes, impacting expatriation, energy-related items, accounting methods, charitable and insurance provisions, among others.

        Provisions of the Jobs Act are complex and far-reaching and their full impact on the Company will not be known until after specific IRS regulations addressing these changes have been published. However, based on a very preliminary review, the Company currently expects that the domestic manufacturing deduction benefit will exceed the current FSC/ETI benefit the Company receives, resulting in potential increases in after-tax earnings per share assuming dilution by an estimated 1.0% — 2.0% beginning in fiscal 2006 and 2007 due to the phase-in period of the domestic manufacturing deduction benefit. Further, certain aspects of the provisions for retail tax on heavy vehicles and on the tax on tires may result in increases in excise tax associated with certain of the Company’s products.

CUSTOMERS AND BACKLOG

        Sales to the U.S. government comprised approximately 33.0% of the Company’s net sales in fiscal 2004. No other single customer accounted for more than 10.0% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at September 30, 2004 was $1,551.0 million compared to $1,204.6 million at September 30, 2003. Commercial segment backlog increased 30.2% to $191.5 million at September 30, 2004 compared to September 30, 2003. Unit backlog for front-discharge concrete mixers was up 49.7% and backlog for rear-discharge concrete mixers was up 41.3%. Concrete mixer orders began to recover in fiscal 2004 following a three-year downturn in the industry. Unit backlog for refuse packers was down 2.0% domestically and up 3.0% in Europe. Backlog from large, U.S. commercial waste-haulers remained relatively low due to weak orders. European refuse unit backlog increased slightly despite weak order rates. Fire and emergency segment backlog increased 45.8% to $470.7 million at September 30, 2004 compared to the prior year due to improving domestic municipal markets, market share gains and an increased emphasis on homeland security vehicles. JerrDan and BAI, which were acquired in fiscal 2004, contributed $52.0 million to fire and emergency segment backlog at September 30, 2004. The defense segment backlog increased 21.0% to $888.7 million at September 30, 2004 compared to September 30, 2003, principally due to U.S. DoD requirements associated with Operation Iraqi Freedom, including recently awarded contracts to armor logistic fleets. Approximately 16.9% of the Company’s September 30, 2004 backlog is not expected to be filled in fiscal 2005.

        Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV, MTVR and ID/IQ contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.

FINANCIAL MARKET RISK

        The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

Interest Rate Risk

        The Company’s interest expense is sensitive to changes in the interest rates in the U.S. and off-shore markets. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its senior credit facility. The Company has not historically utilized derivative securities to fix variable rate interest obligations or to make fixed-rate interest obligations variable. If short-term interest rates averaged two percentage points higher in fiscal 2005 than in fiscal 2004, then the Company’s interest expense would increase, and pre-tax income would decrease by approximately $1.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s borrowing cost, but do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in the Company’s financial structure other than as noted.

Commodity Risk

        The Company is a purchaser of certain commodities, including steel and aluminum. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into the Company’s end products. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. The Company does not use commodity financial instruments to hedge commodity prices.

        The Company generally obtains firm quotations from its suppliers for a significant portion of its orders under firm fixed-price contracts in its defense segment. In the Company’s fire and emergency and commercial segments, the Company generally attempts to obtain firm pricing from most of its suppliers, consistent with backlog requirements and/or forecasted sales. To the extent that commodity prices increase and the Company does not have firm pricing from its suppliers, or its suppliers are not able to honor such prices, then the Company may experience margin declines to the extent it is not able to increase selling prices of its products.

Foreign Currency Risk

        The Company’s operations consist of manufacturing in the U.S., the Netherlands, the United Kingdom, Italy and Sweden and sales and limited truck body mounting activities throughout the U.S. and in various European jurisdictions. International sales were approximately 16.7% of overall net sales in fiscal 2004, including approximately 8.7% of overall net sales in fiscal 2004 that involved export sales from the U.S. The majority of export sales in fiscal 2004 were denominated in U.S. dollars. For the Company’s U.S. operations, the Company generally purchases materials and component parts that are denominated in U.S. dollars and seeks customer payment in U.S. dollars for large multi-unit sales contracts, which span several months or years.

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

        The Company’s earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies primarily as a result of the effects of the translation of the Geesink Norba Group and BAI earnings from source currencies into U.S. dollars and euro-denominated purchases of tank bodies and tank pumping systems in the defense segment, and hedging customer orders denominated in currencies other than the U.S. dollar. The Company may use forward foreign exchange contracts to partially hedge against the earnings effects of such fluctuations in exchange rates on non-U.S. dollar denominated sales and purchases. At September 30, 2004, the Company had outstanding forward foreign exchange contracts to purchase 62.8 million euros ($73.1 million based on the exchange rate as of September 30, 2004) for settlement during the period from November 2004 through December 2006 and forward foreign exchange contracts to purchase 0.9 million British Sterling ($1.5 million based on the exchange rate as of September 30, 2004) for settlement during the period from November 2004 through March 2005. At September 30, 2004, the Company had outstanding forward foreign exchange contracts to sell 138.1 million British Sterling ($214.2 million based on the exchange rate as of September 30, 2004) for settlement during the period from October 2004 through November 2006 and forward foreign exchange contracts to sell 0.3 million Canadian dollars ($0.2 million based on the exchange rate as of September 30, 2004) for settlement in December 2004 to hedge outstanding firm sales commitments. A hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not have had a material impact on the Company’s fiscal 2004 earnings or cash flows. However, to a certain extent, foreign currency exchange rate movements may also affect the Company’s competitive position, as exchange rate changes may affect business practices, the Company’s cost structure compared to its competitors’ cost structures and/or pricing strategies of non-U.S. based competitors.

        Fluctuations in currency exchange rates may also impact the Company’s shareholders’ equity. Amounts invested in the Company’s non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. In connection with the Company’s acquisition of BAI in July 2004, the Company borrowed €15.0 million under its bank credit facility and designated such borrowing as a hedge of the Company’s net investment in BAI. As such, the impact of fluctuations in the U.S. dollar equivalent of the €15.0 million euro-denominated debt is charged or credited directly to shareholders’ equity, offsetting, in part, adjustments to shareholders’ equity to record the cumulative translation of the Company’s investment in BAI. The cumulative translation adjustments component of shareholders’ equity increased $12.6 million in fiscal 2004 (net of the $0.3 million adjustment related to the BAI net investment hedge) and $28.6 million in fiscal 2003. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries at September 30, 2004 was approximately $224.9 million.

        The following table quantifies firmly committed sales contracts and forecasted purchase requirements which are denominated in foreign currencies and related outstanding forward foreign exchange contracts intended to hedge those foreign currency exposures. Sales and purchase commitments are expressed in U.S. dollars based on the applicable currency exchange rate as of September 30, 2004 and 2003. The Company has no exposure in, or commitments for, fiscal year 2008 or thereafter.

	As of September 30, 2004					As of September 30, 2003
	Principal/Notional Amount by Expected Maturity And Average Foreward Foreign Currency Exchange Rate (USD/Foreign Currency)				Derivative Contract Fair Value at September 30,	Principal/Notional Amount And Average Forward Foreign Currency Exchange Rate	Derivative Contract Fair Value at September 30,
	2005	2006	2007	Totals	2004	(USD/Foreign Currency)	2003
	(Dollars in millions)
Firmly Committed Sales Contracts
British Sterling	$70.2	$145.9	$63.5	$279.6	$--	$227.8	$--
Canadian Dollars	$0.2	$--	$--	$0.2		$1.7
Related Forward Contracts to Sell
Foreign Currencies for U.S. $
British Sterling
Notional amount	$73.2	$112.3	$28.7	$214.2	$(27.3)	$214.1	$(3.8)
Average contract rate	0.639	0.647	0.650	0.644		0.645
Euros
Notional amount	$0.4	$--	$--	$0.4	$--	$--	$--
Average contract rate	0.813	--	--	0.813		--
Canadian Dollars
Notional amount	$0.2	$--	$--	$0.2	$--	$1.7	$--
Average contract rate	1.357	--	--	1.357		1.385
Forecasted Purchases
British Sterling	$1.5	$--	$--	$1.5	$--	$1.5	$--
Euros	$29.0	$39.9	$4.2	$73.1		$79.7
Related Forward Contracts to Buy
Foreign Currencies for U.S. $
British Sterling
Notional amount	$1.5	$--	$--	$1.5	$0.1	$1.5	$--
Average contract rate	0.605	--	--	0.605		0.6
Euros
Notional amounts	$29.0	$39.9	$4.2	$73.1	$4.9	$79.7	$(0.7)
Average contract rate	0.858	0.859	0.859	0.858		0.859

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information under the caption “Management’s Discussion and Analysis – Financial Market Risk” contained in Item 7 of this Form 10-K is hereby incorporated by reference in answer to this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Oshkosh Truck Corporation

We have audited the accompanying consolidated balance sheets of Oshkosh Truck Corporation and subsidiaries (the “Company”) as of September 30, 2004 and 2003, and related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule as of September 30, 2004 and 2003 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oshkosh Truck Corporation and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/S/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
November 22, 2004

OSHKOSH TRUCK CORPORATION
Consolidated Statements of Income

	Fiscal Year Ended September 30,
	2004	2003	2002
	(In thousands, except per share amounts)
Net sales	$2,262,305	$1,926,010	$1,743,592
Cost of sales	1,898,636	1,634,095	1,483,126

Gross income	363,669	291,915	260,466
Operating expenses:
Selling, general and administrative	175,951	156,266	143,330
Amortization of purchased intangibles	7,308	6,450	6,018

Total operating expenses	183,259	162,716	149,348

Operating income	180,410	129,199	111,118
Other income (expense):
Interest expense	(5,549)	(13,495)	(21,266)
Interest income	1,235	1,358	1,160
Miscellaneous, net	452	(6,582)	(1,555)

	(3,862)	(18,719)	(21,661)

Income before provision for income taxes,
equity in earnings of unconsolidated affiliates
and minority interest	176,548	110,480	89,457
Provision for income taxes	65,892	37,131	32,285

Income before equity in earnings of unconsolidated
affiliates and minority interest	110,656	73,349	57,172
Equity in earnings of unconsolidated affiliates, net
of income taxes of $1,360, $1,144 and $1,425	2,219	2,271	2,426
Minority interest, net of income taxes of $37	(69)	--	--

Net income	$112,806	$75,620	$59,598

Earnings per share:
Class A Common Stock	$2.81	$1.93	$1.54
Common Stock	$3.23	$2.22	$1.78
Earnings per share assuming dilution	$3.13	$2.16	$1.72

See accompanying notes.

OSHKOSH TRUCK CORPORATION
Consolidated Balance Sheets

	September 30,
	2004	2003
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$30,081	$19,245
Receivables, net	253,914	159,752
Inventories	368,067	242,076
Prepaid expenses	17,612	10,393
Deferred income taxes	41,033	35,092

Total current assets	710,707	466,558
Investment in unconsolidated affiliates	21,187	21,977
Other long-term assets	26,375	7,852
Property, plant and equipment:
Land and land improvements	17,163	14,942
Equipment on operating lease to others	2,248	7,574
Buildings	104,195	95,273
Machinery and equipment	192,932	167,481

	316,538	285,270
Less accumulated depreciation	(147,962)	(138,801)

Net property, plant and equipment	168,576	146,469
Purchased intangible assets, net	140,506	102,460
Goodwill	385,063	337,816

Total assets	$1,452,414	$1,083,132

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$200,290	$115,739
Customer advances	209,656	164,460
Floor plan notes payable	25,841	18,730
Payroll-related obligations	43,978	33,712
Income taxes	17,575	263
Accrued warranty	35,760	29,172
Other current liabilities	73,842	54,293
Revolving credit facility and current maturities of long-term debt	72,739	51,625

Total current liabilities	679,681	467,994
Long-term debt	3,209	1,510
Deferred income taxes	66,543	47,619
Other long-term liabilities	64,259	47,146
Minority interest	2,629	--
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares;
none issued and outstanding	--	--
Class A Common Stock, $.0l par value; authorized 1,000,000 shares;
issued - 810,231 in 2004 and 815,290 in 2003	8	8
Common Stock, $.01 par value; authorized 60,000,000 shares;
issued - 34,853,827 in 2004 and 34,848,768 in 2003	348	348
Paid-in capital	142,455	129,863
Retained earnings	472,025	369,407
Common Stock in treasury, at cost; 324,246 shares in 2004 and
804,892 shares in 2003	(1,832)	(3,760)
Unearned compensation	(6,082)	(3,401)
Accumulated other comprehensive income	29,171	26,398

Total shareholders' equity	636,093	518,863

Total liabilities and shareholders' equity	$1,452,414	$1,083,132

See accompanying notes.

OSHKOSH TRUCK CORPORATION
Consolidated Statements of Shareholders’ Equity

	Common Stock	Paid-In Capital	Retained Earnings	Common Stock in Treasury at Cost	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except per share amounts)
Balance at September 30, 2001	$356	$110,152	$246,915	$(10,195)	$--	$(202)	$347,026
Comprehensive income:
Net income	--	--	59,598	--	--	--	59,598
Change in fair value of derivative instruments
(net of income taxes of $48)	--	--	--	--	--	82	82
Gains reclassified into earnings
from other comprehensive income
(net of income taxes of $36)	--	--	--	--	--	(62)	(62)
Minimum pension liability adjustment
(net of income tax benefit of $5,075)	--	--	--	--	--	(8,640)	(8,640)
Currency translation adjustments	--	--	--	--	--	12,234	12,234

Comprehensive income							63,212

Cash dividends:
Class A Common Stock ($0.1500 per share)	--	--	(125)	--	--	--	(125)
Common Stock ($0.1725 per share)	--	--	(5,675)	--	--	--	(5,675)
Issuance of restricted stock	--	3,440	--	673	(4,113)	--	--
Amortization of unearned compensation	--	--	--	--	27	--	27
Exercise of stock options	--	368	--	1,886	--	--	2,254
Tax benefit related to stock options exercised	--	3,041	--	--	--	--	3,041

Balance at September 30, 2002	356	117,001	300,713	(7,636)	(4,086)	3,412	409,760
Comprehensive income:
Net income	--	--	75,620	--	--	--	75,620
Change in fair value of derivative instruments
(net of income tax benefit of $1,692)	--	--	--	--	--	(2,880)	(2,880)
Gains reclassified into earnings
from other comprehensive income
(net of income taxes of $29)	--	--	--	--	--	(49)	(49)
Minimum pension liability adjustment
(net of income tax benefit of $2,229)	--	--	--	--	--	(2,662)	(2,662)
Currency translation adjustments	--	--	--	--	--	28,577	28,577

Comprehensive income							98,606

Cash dividends:
Class A Common Stock ($0.1750 per share)	--	--	(143)	--	--	--	(143)
Common Stock ($0.2012 per share)	--	--	(6,783)	--	--	--	(6,783)
Amortization of unearned compensation	--	--	--	--	685	--	685
Exercise of stock options	--	5,689	--	3,876	--	--	9,565
Tax benefit related to stock options exercised	--	7,173	--	--	--	--	7,173

Balance at September 30, 2003	356	129,863	369,407	(3,760)	(3,401)	26,398	518,863
Comprehensive income:
Net income	--	--	112,806	--	--	--	112,806
Change in fair value of derivative instruments
(net of income tax benefit of $6,478)	--	--	--	--	--	(11,119)	(11,119)
Gains reclassified into earnings
from other comprehensive income
(net of income taxes of $25)	--	--	--	--	--	(347)	(347)
Minimum pension liability adjustment
(net of income taxes of $1,040)	--	--	--	--	--	1,683	1,683
Currency translation adjustments	--	--	--	--	--	12,556	12,556

Comprehensive income							115,579

Cash dividends:
Class A Common Stock ($0.2500 per share)	--	--	(202)	--	--	--	(202)
Common Stock ($0.2900 per share)	--	--	(9,986)	--	--	--	(9,986)
Purchase of Common Stock	--	--	--	(18)	--	--	(18)
Issuance of restricted stock	--	3,213	--	247	(3,460)	--	--
Amortization of unearned compensation	--	--	--	--	779	--	779
Exercise of stock options	--	2,893	--	1,699	--	--	4,592
Tax benefit related to stock options exercised	--	6,486	--	--	--	--	6,486

Balance at September 30, 2004	$356	$142,455	$472,025	$(1,832)	$(6,082)	$29,171	$636,093

See accompanying notes.

OSHKOSH TRUCK CORPORATION
Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30,
	2004	2003	2002
	(In thousands)
Operating activities:
Net income	$112,806	$75,620	$59,598
Depreciation and amortization	27,961	26,120	25,392
Deferred income taxes	(32)	1,980	(1,898)
Equity in earnings of unconsolidated affiliates	(3,579)	(3,415)	(3,851)
Minority interest	69	--	--
Loss (gain) on sales of assets	315	(1,641)	13
Loss on early extinguishment of debt	325	6,357	--
Foreign currency transaction (gains) losses	(71)	551	--
Changes in operating assets and liabilities:
Receivables, net	(56,320)	(10,846)	70,588
Inventories	(94,404)	(25,655)	48,937
Prepaid expenses	(1,030)	(2,838)	(1,168)
Other long-term assets	(9)	(430)	75
Accounts payable	55,985	(4,536)	6,899
Floor plan notes payable	7,111	(5,071)	4,530
Customer advances	44,685	44,650	61,694
Payroll-related obligations	6,175	(1,722)	6,911
Income taxes	19,513	(1,100)	(12,409)
Accrued warranty	5,320	4,638	3,484
Other current liabilities	8,310	6,986	(1,782)
Other long-term liabilities	1,786	(4,382)	(3,045)

Net cash provided from operating activities	134,916	105,266	263,968
Investing activities:
Acquisitions of businesses, net of cash acquired	(87,489)	--	--
Additions to property, plant and equipment	(29,950)	(24,673)	(15,619)
Proceeds from sales of assets	172	3,777	8
Increase in other long-term assets	(11,149)	(7,286)	(7,824)

Net cash used for investing activities	(128,416)	(28,182)	(23,435)
Financing activities:
Net borrowings (repayments) under revolving credit facility	10,063	51,400	(65,200)
Proceeds from issuance of long-term debt	965	--	--
Repayment of long-term debt	(1,927)	(148,247)	(144,134)
Debt issuance costs	(1,342)	--	--
Early extinguishment of debt	--	(4,658)	--
Proceeds from exercise of stock options	4,574	9,565	2,254
Dividends paid	(9,106)	(6,390)	(5,777)

Net cash provided from (used for) financing activities	3,227	(98,330)	(212,857)
Effect of exchange rate changes on cash	1,109	452	1,051

Increase (decrease) in cash and cash equivalents	10,836	(20,794)	28,727
Cash and cash equivalents at beginning of year	19,245	40,039	11,312

Cash and cash equivalents at end of year	$30,081	$19,245	$40,039

Supplemental disclosures:
Cash paid for interest	$5,095	$14,151	$20,964
Cash paid for income taxes	46,378	35,554	49,813

See accompanying notes.

OSHKOSH TRUCK CORPORATION

Notes to Consolidated Financial Statements
September 30, 2004
(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

        Operations – Oshkosh Truck Corporation, with its wholly-owned subsidiaries (the “Company”), is a leading manufacturer of a wide variety of specialty trucks and truck bodies predominately for the U.S. and European markets. “Oshkosh” refers to Oshkosh Truck Corporation, not including its subsidiaries. The Company sells its products into three principal truck markets – commercial, fire and emergency and defense. The Company’s commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. (“McNeilus”), Viking Truck and Equipment, Inc. (“Viking”), Concrete Equipment Company, Inc. (“CON-E-CO”), Geesink Group B.V., Norba A.B. and Geesink Norba Limited and their wholly-owned subsidiaries (together, the “Geesink Norba Group”) and the commercial division of Oshkosh. The Company’s fire and emergency business is principally conducted through its wholly-owned subsidiary, Pierce Manufacturing Inc. (“Pierce”), the airport products division of Oshkosh and the Company’s wholly-owned subsidiaries, JerrDan Corporation (“JerrDan”), Kewaunee Fabrications, LLC (“Kewaunee”) and Medtec Ambulance Corporation (“Medtec”) and the Company’s 75%-owned subsidiaries BAI Brescia Antincendi International S.r.l. and BAI Tecnica S.r.l. (together “BAI”). The defense business is conducted through the operations of Oshkosh. McNeilus is one of two general partners in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), which provides lease financing to the Company’s customers. Each of the two general partners of OMFSP has identical voting, participating and protective rights and responsibilities and as such, the Company does not have voting interest control. McNeilus owns a 49% interest in Mezcladores Trailers de Mexico, S.A. de C.V. (“Mezcladores”), which manufactures and markets concrete mixers and refuse packers in Mexico.

        Principles of Consolidation and Presentation — The consolidated financial statements include the accounts of Oshkosh and all of its majority-owned or controlled subsidiaries and are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The 25.0% historical book value of BAI at date of acquisition and 25.0% of subsequent operating results related to that portion of BAI not owned by the Company have been reflected as minority interest on the Company’s consolidated balance sheet and consolidated statements of income, respectively. The Company accounts for its equity interest in OMFSP of 51.5% at September 30, 2004 and 51.3% at September 30, 2003, and its 49.0% interest in Mezcladores under the equity method. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated.

        Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents of $6,201 at September 30, 2003 consisted principally of short-term commercial paper, time deposits and money market instruments. The cost of these securities approximates fair value due to the short-term nature of the investments.

        Receivables – Receivables consist of amounts billed and currently due from customers and unbilled costs and accrued profits related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers.

        Inventories – Approximately 82.6% of the Company’s inventories at September 30, 2004 and 85.0% at September 30, 2003 were valued at the lower of cost, computed on the last-in, first-out (“LIFO”) method, or market. The remaining inventories are valued at the lower of cost, computed on the first-in, first-out (“FIFO”) method, or market. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $20,329 and $13,935 at September 30, 2004 and 2003, respectively.

        Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets using accelerated and straight-line methods. The estimated useful lives range from 10 to 50 years for buildings and improvements, from 4 to 25 years for machinery and equipment and from 3 to 10 years for capitalized software and related costs. Depreciation expense was $19,632, $18,333 and $17,527 in fiscal 2004, 2003 and 2002, respectively. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest was insignificant in fiscal 2004, 2003 and 2002. Equipment on operating lease to others represents the cost of vehicles sold to customers for which the Company has guaranteed the residual value. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of from 5 to 10 years. Cost less accumulated depreciation for equipment on operating lease at September 30, 2004 and 2003 was $1,708 and $4,860, respectively.

        Impairment of Goodwill – Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events or "indicators of potential impairment" occur. Indicators of potential impairment include situations involving significant adverse changes in business climate, adverse actions by regulators, anticipated competition, loss of key personnel, changes in technology or markets and operating losses, among others. The Company performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Reporting units are business components one level below the operating segment level for which discrete financial information is available.

        In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. In making this assessment, management estimates discounted anticipated cash flows of a reporting unit based on a number of factors, including historical operating results, business plans and market conditions. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

        Other Long-Term Assets – Other long-term assets include deferred financing costs, which are amortized using the interest method over the term of the debt, prepaid funding of pension costs and certain investments. Amortization expense was $242 (excluding $325 of amortization related to early debt retirement, which is included in other non-operating expense), $652 (excluding $1,699 of amortization related to early debt retirement, which is included in other non-operating expense), and $1,848 in fiscal 2004, 2003 and 2002, respectively.

        Impairment of Long-Lived Assets – Property, plant and equipment and other long-term assets (including amortizable intangible assets) are reviewed for impairment at least annually in the Company's fourth fiscal quarter and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

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

        Performance-Based Payments – The Company’s five-year contracts with the DoD to deliver heavy-payload vehicles (Family of Heavy Tactical Vehicle or “FHTV”), and medium-payload vehicles (Medium Tactical Vehicle Replacement or “MTVR”), as well as certain other defense-related contracts, include requirements for “performance-based payments.” The performance-based payment provisions in the contracts require the DoD to pay the Company based on the completion of certain pre-determined events in connection with the production of vehicles under these contracts. Performance-based payments received are first applied to reduce outstanding receivables for units accepted, with any remaining amount recorded as an offset to inventory to the extent of FHTV and MTVR inventory on hand. Amounts received in excess of FHTV and MTVR receivables and inventory are included in liabilities as customer advances.

        Guaranteed Residual Value Obligations and Deferred Income – Prior to acquisition, the Company’s wholly-owned subsidiary, Viking, entered into “sales” transactions with customers that provided for residual value guarantees. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13 “Accounting For Leases,” these transactions have been recorded as operating leases. Net proceeds received in connection with the initial transactions have been recorded as residual value liabilities to the extent of Viking’s guarantee. Proceeds received in excess of the guarantee amount have been recorded as deferred income and are being accreted to income on a straight-line basis over the period to the first exercise date of the guarantee. Amounts outstanding at September 30, 2004 and 2003 and included in other liabilities were:

	September 30, 2004
	Current	Long-Term	Total
Deferred revenue	$34	$--	$34
Residual value guarantees	308	--	308

	$342	$--	$342

	September 30, 2003
	Current	Long-Term	Total
Deferred revenue	$573	$34	$607
Residual value guarantees	4,090	308	4,398

	$4,663	$342	$5,005

        Net Sales – Net sales (other than sales under long-term, fixed-priced production contracts – see “Revenue Recognition and Long-Term Contracts” which follows) includes amounts invoiced to the Company’s customers net of any amounts invoiced for taxes imposed on the customer such as excise or value-added taxes.

        Revenue Recognition and Long-Term Contracts – In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, which updated SAB No. 101 (collectively, "SAB No. 104"). SAB No. 104 deals with revenue recognition issues, excluding revenue accounted for using the percentage-of-completion method.

        In conformity with SAB No. 104, revenue is recognized and earned when all of the following circumstances are satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured, and delivery has occurred or services have been rendered. Sales and anticipated profits under the MTVR long-term fixed-price production contract are recorded on a percentage-of-completion basis, generally using units accepted as the measurement basis for effort accomplished. Estimated contract profits are taken into earnings in proportion to recorded sales based on estimated average cost determined using total contract units under order (including exercised options of 967) of 6,633 of which 6,203 units have been completed as of September 30, 2004.

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

        Margins recorded on the MTVR contract are subject to change based on a number of factors, including actual cost performance and product warranty experience compared to estimated amounts and changes or contract modifications agreed to by the Company and its customer. In fiscal 2004 the Company increased the margin percentage recognized on the MTVR contract by 2.1 percentage points to 7.6% as a result of favorable cost performance compared to estimates. This change in estimate increased fiscal 2004 operating income by $19,457, net income by $12,258 and earnings per share by $0.34, including $16,161, $10,181 and $0.28, respectively, relating to prior year revenues. In fiscal 2003, the Company increased the margin percentage recognized on the MTVR contract by 1.2 percentage points to 5.5% as a result of favorable cost performance compared to estimates. This change in estimate increased fiscal 2003 operating income by $9,235, net income by $5,818 and earnings per share by $0.17, including $5,717, $3,602 and $0.10, respectively, relating to prior year revenues. In fiscal 2002, the Company increased the margin percentage recognized on the MTVR contract by one percentage point to 4.3% as a result of a contract modification and favorable cost performance compared to estimates. This change in estimate increased fiscal 2002 operating income by $4,264, net income by $3,000 and earnings per share by $0.08, including $1,658, $1,044 and $0.03, respectively, relating to prior year revenues.

        Research and Development and Similar Costs – Except for certain arrangements described below, research and development costs are generally expensed as incurred and included as part of cost of sales. Research and development costs charged to expense amounted to $27,562, $22,459 and $17,866 during fiscal 2004, 2003 and 2002, respectively. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

        Warranty – Provisions for estimated warranty and other related costs are recorded in cost of sales at the time of sale and are periodically adjusted to reflect actual experience. Amounts expensed were $21,028, $27,307 and $21,132 in fiscal 2004, 2003 and 2002, respectively.

        Advertising – Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $3,259, $3,364 and $3,001 in fiscal 2004, 2003 and 2002, respectively.

        Shipping and Handling Fees and Costs — Revenue received from shipping and handling fees is reflected in net sales. Shipping fee revenue was insignificant for all periods presented. Shipping and handling costs are included in cost of sales.

        Foreign Currency – The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in “accumulated other comprehensive income (loss).” The Company recorded net foreign currency transaction gains (losses) of $157 and ($1,438) in fiscal 2004 and 2003, respectively, related to unhedged inter-company transactions. Foreign currency transaction gains and losses were insignificant in fiscal 2002.

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

        Financial Instruments – Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable, accrued liabilities and variable-rate debt approximated fair value as of September 30, 2004 and 2003.

        Concentration of Credit Risk – Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, trade accounts receivable, OMFSP lease receivables and guarantees of certain customers’ obligations under deferred payment contracts and lease purchase agreements.

        The Company maintains cash and cash equivalents, and other financial instruments, with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

        Concentration of credit risk with respect to trade accounts and leases receivable is limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade and lease receivables are with the U.S. government, with companies in the ready-mix concrete industry, municipalities and with several large waste haulers in the United States. The Company does not currently foresee a significant credit risk associated with these receivables.

        Derivative Financial Instruments – As of October 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No. 133). As a result of adoption of SFAS No. 133, the Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Hedge ineffectiveness was insignificant for all periods reported. Changes in fair value of derivatives not qualifying as hedges are reported in income. Cash flows from derivatives that are accounted for as cash flow or fair value hedges are included in the consolidated statements of cash flows in the same category as the item being hedged.

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

        The Company expects to reclassify approximately $7,559, of the $22,175 of pre-tax losses on derivative instruments from accumulated other comprehensive income (loss) at September 30, 2004 to earnings during the next twelve months in connection with foreign currency-denominated sales and sales of products that include components whose acquisition cost was denominated in foreign currencies.

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

        Business Combinations and Goodwill and Other Intangible Assets – In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001 (with early adoption allowed). Application of SFAS No. 141 was required for purchase business combinations completed after June 30, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment tests at least annually in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives.

        The Company adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of fiscal 2002 (see Note 5).

NEW ACCOUNTING STANDARDS

        Earnings Per Share: In March 2004, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) on Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 provides guidance in determining when a security participates in dividends such that the two-class method must be used to calculate earnings per share. Previously, the Company used the if-converted method for calculating basic earnings per share. Under SFAS No. 128, Earnings Per Share, the two-class method results in an allocation of all undistributed earnings to common shares and other participating securities as if all those earnings were distributed. The Company’s Common Stock holds a 115% dividend preference over its Class A Common Stock. Therefore, EITF 03-06 requires the Company to disclose separate basic earnings per share amounts for the separate classes of common stock. The Company has adopted provisions of EITF 03-06 beginning April 1, 2004 in accordance with requirements and has retroactively presented Class A Common Stock and Common Stock basic earnings per share information for all periods. Adoption of EITF 03-06 did not result in a change in the Company’s earnings per share assuming dilution for any of the periods presented.

        Pensions and Other Postretirement Benefits: In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” (collectively “SFAS No. 132(R)”). SFAS No. 132(R) revises employers’ disclosure about pension plans and other postretirement benefit plans, increasing annual disclosure requirements to include more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132 (R) does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

        SFAS No. 132(R) also amends APB Opinion No. 28, “Interim Financial Reporting,” to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other post-retirement benefit plans. The Company has adopted the interim-period disclosure requirements of SFAS No. 132(R) effective March 31, 2004 and the annual provisions effective September 30, 2004. Because SFAS No. 132(R) pertains only to disclosure provisions, the Company’s adoption of SFAS No. 132(R) did not have an impact on the Company’s financial condition, results of operations or cash flows.

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

        Derivative Instruments and Hedging Activities: In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the accounting for derivatives, amending the previously issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

        Variable Interest Entities: In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which was revised December 2003 (“FIN 46(R)”). On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46(R) requires that companies consolidate a variable interest entity if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The Company has determined that OMFSP is adequately capitalized and that the Company’s interest in OMFSP (see Note 2) is an interest in a “voting interest entity” and, as such, does not meet the requirements for consolidation under FIN 46. The adoption of FIN 46 did not have, and is not expected to have, an impact on the Company’s financial condition, results of operations or cash flows.

        Stock-Based Compensation: In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123‘s fair value method for accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted early the disclosure provisions of SFAS No. 148 as of October 1, 2002 and has included the required disclosures in Note 10 of the Notes to Consolidated Financial Statements. Adoption of SFAS No. 148 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

        Guarantee Obligations: In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45‘s scope, including guarantees issued prior to FIN 45. Adoption of FIN 45 did not have a material effect on the Company’s financial condition, results of operations or cash flows (see Note 15 of the Notes to Consolidated Financial Statements).

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

        Impairment or Disposal of Long-Lived Assets: In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The Company adopted provisions of SFAS No. 144 effective October 1, 2002. Adoption of SFAS No. 144 did not have a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

        Asset Retirement Obligations: In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted provisions of SFAS No. 143 effective October 1, 2002. Adoption of SFAS No. 143 did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

        Earnings Per Share – The following table reconciles net income to net income available to respective classes of common stock for purposes of the computation of basic and diluted earnings per share:

	Fiscal Year Ended September 30,
	2004	2003	2002
Basic earnings per share:
Net income	$112,806	$75,620	$59,598
Class A Common Stock	2,279	1,592	1,290

Income available to
Common Stockholders	$110,527	$74,028	$58,308

Diluted earnings per share:
Net income	$112,806	$75,620	$58,598

        The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Fiscal Year Ended September 30,
	2004	2003	2002
Basic earnings per share:
Class A Common Stock	812,439	824,673	834,999
Common Stock	34,193,997	33,274,394	32,807,442
Effect of dilutive options and incentive
compensation awards	982,442	885,847	927,908

Denominator for dilutive earnings
per share	35,988,878	34,984,914	34,570,349

        Options to purchase 48,600 shares of Common Stock at $58.49 per share and 155,300 shares at $56.54 per share and 61,200 shares of restricted Common Stock granted at $56.54 per share were outstanding in fiscal 2004, options to purchase 54,000 shares of Common Stock at $31.24 per share and 452,500 shares at $39.50 per share were outstanding in fiscal 2003 and options to purchase 60,000 shares of Common Stock at $27.50 per share, 10,000 shares at $29.28 per share and 460,000 shares at $29.38 per share and 140,000 shares of restricted Common Stock granted at $29.38 per share were outstanding in fiscal 2002, but were not included in the computation of diluted earnings per share because the exercise price of the option or share price of the restricted stock award was greater than the average market price of the Common Stock and, therefore, the effect would be anti-dilutive.

        Reclassifications – Certain reclassifications have been made to the fiscal 2003 financial statements to conform to the fiscal 2004 presentation.

        Common Stock Split — On July 17, 2003, the Board of Directors of the Company authorized a two-for-one split of the Company’s Common Stock in the form of a 100 percent stock dividend. The stock split was effected on August 13, 2003 for shareholders of record at the close of business on August 6, 2003. All references in the Consolidated Financial Statements to numbers of shares, per share amounts, stock option data and market prices of the Company’s stock have been restated to reflect the stock split. In addition, an amount equal to the par value of the shares distributed to effect the stock split has been transferred from paid-in-capital to Common Stock.

2. Balance Sheet Information

	September 30,
Receivables	2004	2003
U.S. government:
Amounts billed	$72,089	$32,159
Cost and profits not billed	19,125	21,062

	91,214	53,221
Commercial customers	160,372	103,899
Other	9,248	6,722

	260,834	163,842
Less allowance for doubtful accounts	(6,920)	(4,090)

	$253,914	$159,752

        In accordance with industry practice, recoverable costs and profits not billed include amounts relating to programs and contracts with multi-year terms, a portion of which is not expected to be realized in one year. Costs and profits not billed generally will become billable upon the Company achieving certain milestones.

	September 30,
Inventories	2004	2003
Finished products	$106,618	$68,763
Partially finished products	140,835	114,400
Raw materials	197,674	123,809

Inventories at FIFO cost	445,127	306,972
Less: Progress/performance-based payments on
U.S. government contracts	(56,731)	(50,961)
Excess of FIFO cost over LIFO cost	(20,329)	(13,935)

	$368,067	$242,076

        Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance based payments.

        Inventory includes capitalized costs which are amortized to expense as sales are recognized on the MTVR contract. Unamortized amounts for tooling, engineering and logistics support development were $167, $1,008 and $451 at September 30, 2004 and $539, $2,627 and $1,239 at September 30, 2003, respectively.

        Investments in Unconsolidated Affiliates – The Company records its investments in, and share of earnings of, OMFSP and Mezcladores under the equity method of accounting. Earnings, net of related income taxes are reflected in Equity in Earnings of Unconsolidated Affiliates. The Company received cash distributions from OMFSP of $6,407, $6,097 and $3,041 in fiscal 2004, 2003 and 2002, respectively and dividends of $490 from Mezcladores in fiscal 2004. The Company’s investments in, and advances to, OMFSP were $20,339 and $21,977 at September 30, 2004 and 2003, respectively. The Company’s investment in Mezcladores was $848 and $0 at September 30, 2004 and 2003, respectively.

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

        OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to certain customers of the Company. The Company sells trucks, truck bodies and concrete batch plants to OMFSP for lease to user-customers. Company sales to OMFSP were $58,182, $67,337 and $62,860 in fiscal 2004, 2003 and 2002, respectively. Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the equity portion of the cost of the new truck and batch plant purchases, and each partner is allocated its proportionate share of OMFSP cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. However, all OMFSP indebtedness is non-recourse to the Company or BALCAP.

        Summarized financial information of OMFSP as of September 30, 2004 and 2003 and for the fiscal years ended September 30, 2004, 2003 and 2002 is as follows:

	September 30,
	2004	2003
Cash and cash equivalents	$2,649	$1,879
Investment in sales type leases, net	185,176	203,034
Other assets	2,506	1,439

	$190,331	$206,352

Notes payable	$148,681	$161,964
Other liabilities	2,179	1,537
Partners' equity	39,471	42,851

	$190,331	$206,352

	Fiscal Year Ended September 30,
	2004	2003	2002
Interest income	$12,808	$15,190	$16,315
Net interest income	3,885	4,329	4,346
Excess of revenues over expenses	3,589	4,394	4,286

3. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments	Minimum Pension Liability Adjustments	Derivative Financial Instruments	Total
Balance at September 30, 2001	$4,275	$(4,490)	$13	$(202)
Currency translation adjustments	12,234	--	--	12,234
Minimum pension liability
adjustment, net of taxes of $5,075	--	(8,640)	--	(8,640)
Gains reclassified into earnings from
other comprehensive income,
net of taxes of $36	--	--	(62)	(62)
Change in fair value of derivatives,
net of taxes of $48	--	--	82	82

Balance at September 30, 2002	16,509	(13,130)	33	3,412
Currency translation adjustments	28,577	--	--	28,577
Minimum pension liability
adjustment, net of taxes of $2,229	--	(2,662)	--	(2,662)
Gains reclassified into earnings from
other comprehensive income,
net of taxes of $29	--	--	(49)	(49)
Change in fair value of derivatives,
net of taxes of $1,692	--	--	(2,880)	(2,880)

Balance at September 30, 2003	45,086	(15,792)	(2,896)	26,398
Currency translation adjustments	12,556	--	--	12,556
Minimum pension liability
adjustment, net of taxes of $1,040	--	1,683	--	1,683
Gains reclassified into earnings from
other comprehensive income,
net of taxes of $25	--	--	(347)	(347)
Change in fair value of derivatives,
net of taxes of $6,478	--	--	(11,119)	(11,119)

Balance at September 30, 2004	$57,642	$(14,109)	$(14,362)	$29,171

4. Acquisitions

        On July 8, 2004, the Company acquired 100% of the stock of JerrDan. JerrDan is a leading manufacturer of towing and recovery equipment headquartered in Greencastle, Pennsylvania. Jerr-Dan sells light-, medium- and heavy-duty wreckers, as well as aluminum, steel and industrial carriers to towing services and salvage companies.

        The purchase price for the JerrDan acquisition was $79,854 in cash, including acquisition costs and net of cash acquired (subject to certain post-closing working capital adjustments). The Company financed the acquisition from borrowings under its revolving credit facility.

        On July 29, 2004, the Company completed the acquisition of 75.0% of BAI from current shareholders for €6,282 ($7,635) in cash, plus debt assumed of €10,891 ($13,238). Amounts include acquisition costs and are net of cash acquired. The Company has the right to acquire the remaining 25.0% interest in BAI three years after the closing of the acquisition. BAI manufactures and markets municipal and airport fire trucks and firefighting equipment and is headquartered in Brescia, Italy.

        The operating results of JerrDan and BAI have been included in the Company’s consolidated statements of income from the date of acquisition and have been reported in the Company’s fire and emergency segment. The purchase price, including acquisition costs, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill. The 25% after-tax interest not owned by the Company in BAI’s reported operating results, before amortization of purchase accounting adjustments, has been reflected in the Company’s consolidated financial statements as minority interest.

        The Company engaged a third party business valuation appraiser to assist in the valuation of the assets of JerrDan and BAI. Following is a preliminary summary of the recorded fair values of the assets acquired and liabilities assumed of JerrDan and BAI (exchange rate of one euro equals 1.2155 U.S. dollars) as of the respective dates of acquisition:

Assets Acquired:
Current assets, excluding cash of $16,037	$66,302
Property, plant and equipment	14,780
Other	12
Intangible assets	41,500
Goodwill	40,244

Total assets acquired	162,838
Liabilities Assumed and Minority Interest:
Current liabilities	40,627
Other long-term liabilities	18,961
Debt	13,238
Minority interest	2,523

Total liabilities assumed and minority interest	75,349

Net assets acquired	$87,489

        The valuation of intangible assets consists of $13,068 of assets subject to amortization and $28,432 assigned to trademarks not subject to amortization. The intangible assets subject to amortization consist of $6,838 in internally-developed technology with a 3.6 year average life, $4,979 in customer-related assets with a 14.4 year average life, $1,208 of non-compete agreements with a five year life and other intangible assets of $43 with an 11.9 year average life. All the goodwill was assigned to the Company’s fire and emergency segment and is not deductible for local tax purposes.

        The JerrDan and BAI acquisitions were accounted for using the purchase method of accounting and, accordingly, their respective operating results were included in the Company’s consolidated statements of income beginning July 8, 2004 and July 29, 2004, respectively. The allocations of the excess purchase price, including acquisition costs, of the JerrDan and BAI acquisitions over the estimated fair value of the assets acquired and liabilities assumed amounted to $34,193 and €4,978 ($6,051), respectively, has been recorded as goodwill. These allocations were tentative at September 30, 2004, pending finalization of appraisal valuations, which are expected to be finalized by June 30, 2005.

        Pro forma unaudited condensed consolidated operating results of the Company, assuming JerrDan and BAI had been acquired as of October 1, 2002, are summarized below:

	Fiscal 2004	Fiscal 2003
Net sales	$2,398,984	$2,065,957
Net income	117,282	75,464
Earnings per share:
Class A Common Stock	$2.92	$1.93
Common Stock	3.36	2.22
Earnings per share assuming dilution	3.26	2.16

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

        There was no impairment of goodwill upon adoption of SFAS No. 142, nor upon the Company’s subsequent testing conducted in fiscal 2004, 2003 or 2002. The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company performs its annual impairment test in the fourth quarter of its fiscal year. In conjunction with the Company’s fiscal 2004 review for potential impairment of goodwill, the Company considered the operating loss of the Geesink Norba Group in fiscal 2004 to be a possible indicator of an impairment. Following extensive studies and analyses, the Company determined that the fair value of the Company’s interest in the Geesink Norba Group exceeded its carrying value by more than $20,000 at September 30, 2004. The Company’s calculations of fair value reflected the Company’s estimates of the benefits of fiscal 2004 initiatives to upgrade the Geesink Norba Group product lines and improve its manufacturing efficiencies, as well as assumptions regarding an assumed economic recovery in European refuse markets beginning in fiscal 2006. However, should losses continue at the Geesink Norba Group, or should the European refuse equipment market not return to historic volume and pricing levels, the Company may be required to write-down goodwill through a charge to future earnings. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

        The following tables present details of the Company’s total purchased intangible assets:

	September 30, 2004
	Weighted Average Life	Gross	Accumulated Amortization	Net
	(Years)
Amortizable:
Distribution network	38.8	$55,300	$(10,692)	$44,608
Non-compete	14.2	41,359	(18,381)	22,978
Technology-related	14.3	28,703	(7,193)	21,510
Other	12.9	19,138	(3,021)	16,117

	23.4	144,500	(39,287)	105,213
Non-amortizable tradenames		35,293	--	35,293

Total		$179,793	$(39,287)	$140,506

	September 30, 2003
	Weighted Average Life	Gross	Accumulated Amortization	Net
	(Years)
Amortizable:
Distribution network	40.0	$53,000	$(9,314)	$43,686
Non-compete	14.5	40,142	(15,399)	24,743
Technology-related	17.7	21,322	(5,423)	15,899
Other	7.6	13,423	(1,793)	11,630

	24.9	127,887	(31,929)	95,958
Non-amortizable tradenames		6,502	--	6,502

Total		$134,389	$(31,929)	$102,460

        The Company engaged third-party business appraisers to assist in the valuation of the intangible assets in connection with the Company’s larger acquisitions – specifically the acquisitions of Pierce in fiscal 1996, McNeilus in fiscal 1998, Geesink Norba Group in fiscal 2001 and JerrDan and BAI in fiscal 2004. A 40-year life was assigned to the value of the Pierce distribution network ($53,000). The Company believes Pierce maintains the largest North American fire apparatus distribution network and has exclusive contracts with each distributor related to the fire apparatus product offerings manufactured by Pierce. The useful life of the Pierce distribution network was based on a historical turnover analysis. Non-compete intangible asset lives are based on terms of the applicable agreements. The allocations of purchase price for the JerrDan and BAI acquisitions at September 30, 2004 were tentative pending finalization of certain appraisal valuations, which are expected to be finalized by June 30, 2005.

        Total amortization expense recorded was $7,307, $6,450 and $6,017 in fiscal 2004 2003 and 2002, respectively. The estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2004 are as follows: 2005 — $9,484; 2006 — $9,254; 2007 — $9,121; 2008 — $7,830 and 2009 — $7,286.

        The following tables present the changes in goodwill during fiscal 2004 and 2003 allocated to the reportable segments:

Segment	Balance at September 30, 2003	Acquisitions	Adjustments	Balance at September 30, 2004
Commercial	$238,474	$--	$6,915	$245,389
Fire and emergency	99,342	40,244	88	139,674

Total	$337,816	$40,244	$7,003	$385,063

        The adjustments in fiscal 2004 included an $8,045 increase resulting from currency translation adjustments and were net of a €845 ($1,042) decrease related to the recognition of certain benefits attributable to pre-acquisition operating results.

Segment	Balance at September 30, 2002	Adjustments	Balance at September 30, 2003
Commercial	$219,375	$19,099	$238,474
Fire and emergency	99,342	--	99,342

Total	$318,717	$19,099	$337,816

        The adjustments in fiscal 2003 included a $19,397 increase resulting from currency translation adjustments and a €257 ($298) decrease related to the recognition of certain pre-acquisition net operating loss carryforwards.

6. Revolving Credit Facility and Long-Term Debt

        On September 29, 2004, the Company replaced its $170,000 secured, revolving credit facility, which was scheduled to mature in January 2006, with an unsecured $500,000 revolving credit facility ($65,646 outstanding at September 30, 2004) expiring in September 2009. The Company may increase the revolving credit facility up to an aggregate maximum outstanding amount of $750,000 at the Company’s discretion, unless the Company is in default under the revolving credit facility.

        At September 30, 2004, bank borrowings of $65,646, including €15,000 ($18,496 based on the September 30, 2004 exchange rate) in debt incurred to finance the BAI acquisition, and outstanding letters of credit of $26,084 reduced available capacity under the Company’s revolving credit facility to $408,270.

        Interest rates on borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5%) or the “Offshore Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.70% for Offshore Rate loans under the Company’s revolving credit facility as of September 30, 2004. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The average interest rate on bank borrowings outstanding at September 30, 2004 was 2.70%.

        The Company is charged a 0.125% to 0.300% annual commitment fee with respect to any unused balance under its revolving credit facility, and a 0.525% to 1.500% annual fee with respect to commercial letters of credit issued under the revolving credit facility, based on the Company’s leverage ratio as defined under the terms of the Company’s revolving credit facility.

        Restrictions and covenants under the revolving credit facility include: (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, or create liens, incur additional indebtedness and dispose of assets. The Company believes that such limitations should not impair its future operating activities.

        The Company was in compliance with all of its financial covenants under its credit agreements throughout fiscal 2004, 2003 and 2002.

        At September 30, 2004, BAI had outstanding mortgage loans of €2,484 ($3,063) which bear interest at a variable rate based on the three-month Euribor rate plus a margin of between 0.75% and 1.50%. The average interest rate on outstanding mortgage loans at September 30, 2004 was 3.12%. Annual principal and interest payments range from €44 ($55) to €279 ($344) with maturities through November 2012. BAI also has short-term borrowings with certain financial institutions totaling €5,231 ($6,451) which bear interest at an average rate of 2.76% and which are due in fiscal 2005.

        At September 30, 2004, McNeilus had an unsecured note payable due to a third party of $788 with an effective interest rate of 4.0%.

        To finance the September 19, 2003 early retirement of the Company’s $100,000 of 8¾% senior subordinated notes due March 1, 2008, the Company amended its senior credit facility on August 15, 2003. The amended senior credit facility was comprised of a $170,000 revolving credit facility ($51,400 outstanding at September 30, 2003), which was repaid on September 29, 2004.

        The Company recorded a pre-tax charge included in other non-operating expense of $6,262 in fiscal 2003 to record the payment of the $4,375 call premium and $283 of transaction related expenses and to write off deferred financing costs of $1,604 related to the September 19, 2003 prepayment of the $100,000 of 8¾% senior subordinated notes due March 1, 2008.

        McNeilus had unsecured notes payable to several of its former shareholders aggregating $1,586 at September 30, 2003 which were prepaid in fiscal 2004. Interest rates on these notes ranged from 5.7% to 8.0%. The Geesink Norba Group had debt of $149 at September 30, 2003. The interest rate on this debt was 6.75%. This debt was prepaid in fiscal 2004.

        The aggregate annual maturities of long-term debt for the five years succeeding September 30, 2004, are as follows: 2005 — $642; 2006 — $569; 2007 — $586; 2008 — $576 and 2009 — $388.

7. Income Taxes

        Pre-tax income (loss) from operations for the fiscal years ended September 30 was taxed in the following jurisdictions:

	Fiscal Year Ended September 30,
	2004	2003	2002
Domestic	$178,372	$101,605	$81,724
Foreign	(1,824)	8,875	7,733

	$176,548	$110,480	$89,457

        Significant components of the provision (credit) for income taxes are as follows:

	Fiscal Year Ended September 30,
	2004	2003	2002
Allocated to Income Before Equity in Earnings
of Unconsolidated Affiliates
Current:
Federal	$60,315	$29,389	$29,021
Foreign	336	2,451	975
State	5,273	3,311	4,187

Total current	65,924	35,151	34,183
Deferred:
Federal	2,133	1,116	(1,874)
Foreign	(2,541)	667	444
State	376	197	(468)

Total deferred	(32)	1,980	(1,898)

	$65,892	$37,131	$32,285

Allocated to Other Comprehensive Income
Deferred federal, state and foreign	$(4,833)	$(3,270)	$(4,884)

        The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

	Fiscal Year Ended September 30,
	2004	2003	2002
Effective Rate Reconciliation
U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net	3.1	2.1	2.2
Settlement of tax audits	--	(3.1)	(1.0)
Foreign taxes	(0.9)	(0.5)	(0.4)
Tax credits	(0.4)	(0.9)	--
Other, net	0.5	1.0	0.3

	37.3%	33.6%	36.1%

        Deferred income tax assets and liabilities are comprised of the following:

	September 30,
	2004	2003
Deferred Tax Assets and Liabilities
Deferred tax assets:
Other current liabilities	$14,038	$9,862
Other long-term liabilities	20,163	15,864
Inventories	13,702	16,108
Accrued warranty	12,642	10,444
Payroll-related obligations	6,979	5,679
Other	6,531	2,990

Gross deferred tax assets	74,055	60,947
Less valuation allowance	(3,445)	(2,516)

Deferred tax assets	70,610	58,431
Deferred tax liabilities:
Intangible assets	37,893	23,257
Investment in unconsolidated partnership	23,118	22,034
Property, plant and equipment	18,502	13,770
Receivables	5,211	6,716
Other long-term assets	9,465	4,896
Other	1,931	285

Deferred tax liabilities	96,120	70,958

Net deferred tax liability	$(25,510)	$(12,527)

        The net deferred tax liability is classified in the consolidated balance sheet as follows:

	September 30,
	2004	2003
Current net deferred tax asset	$41,033	$35,092
Non-current net deferred tax liability	(66,543)	(47,619)

	$(25,510)	$(12,527)

        A valuation allowance has been established due to the uncertainty of realizing certain deferred tax assets in Europe.

        Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $16,590 at September 30, 2004. Because the Company plans on distributing those earnings in the form of dividends, or otherwise, the Company has provided for additional U.S. income taxes, net of any foreign tax credits, that will be due on the repatriation of these foreign earnings.

8. Employee Benefit Plans

        The Company and certain of its subsidiaries sponsor multiple defined benefit pension plans and postretirement benefit plans covering certain Oshkosh, Geesink and Pierce employees and certain Oshkosh and Kewaunee retirees and their spouses, respectively. The pension plans provide benefits based on compensation, years of service and date of birth. The postretirement benefit plans provide health benefits based on years of service and date of birth. The Company’s policy is to fund the pension plans in amounts that comply with contribution limits imposed by law. Requirements of the Company’s postretirement benefit plans are funded as benefit payments are made. Details regarding the Company’s defined benefit pension plans and postretirement benefit plans and amounts recorded in the consolidated financial statements are as follows:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Change in benefit obligation
Benefit obligations at October 1	$92,183	$68,288	$16,937	$11,789
Geesink Norba Group	--	5,982	--	--
Service cost	5,220	3,710	913	544
Interest cost	5,791	5,103	1,038	808
Actuarial losses	9,220	10,472	915	4,454
Participant contributions	154	149	--	--
Plan amendments	658	--	--	--
Benefits paid by the Company	--	--	(596)	(658)
Benefits paid from plan assets	(2,526)	(1,964)	--	--
Currency translation adjustments	587	443	--	--

Benefit obligation at September 30	$111,287	$92,183	$19,207	$16,937

Change in plan assets
Fair value of plan assets at October 1	$69,672	$45,122	$--	$--
Geesink Norba Group	--	5,053	--	--
Actual return on plan assets	6,222	8,449	--	--
Company contributions	14,075	12,500	596	658
Participant contributions	154	149	--	--
Benefits paid from plan assets	(2,526)	(1,964)	--	--
Benefits paid by the Company	--	--	(596)	(658)
Currency translation adjustments	475	363	--	--

Fair value of plan assets at September 30	$88,072	$69,672	$--	$--

Reconciliation of funded status
Funded status of plan - under funded	$(23,215)	$(22,511)	$(19,207)	$(16,937)
Unrecognized net actuarial losses	46,908	38,314	3,432	2,569
Unrecognized transition asset	(122)	(190)	--	--
Unamortized prior service cost	5,830	5,634	--	--

Prepaid (accrued) benefit cost	$29,401	$21,247	$(15,775)	$(14,368)

Recognized in consolidated balance sheet at September 30
Prepaid benefit cost included in other long-term assets	$9,818	$--	$--	$--
Intangible assets included in other long-term assets	5,631	5,634	--	--
Accrued benefit cost recorded in other long-term liabilities	(8,379)	(10,120)	(15,775)	(14,368)
Accumulated other comprehensive loss	22,331	25,733	--	--

Prepaid (accrued) benefit cost	$29,401	$21,247	$(15,775)	$(14,368)

Weighted-average assumptions as of September 30
Discount rate	5.74%	6.19%	5.75%	6.25%
Expected return on plan assets	8.10%	8.15%	n/a	n/a
Rate of compensation increase	4.49%	4.48%	n/a	n/a

	Pension Benefits Fiscal Year Ended September 30,			Postretirement Benefits Fiscal Year Ended September 30,
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost
Service cost	$5,220	$3,710	$2,524	$913	$544	$468
Interest cost	5,791	5,103	4,269	1,038	808	772
Expected return on plan assets	(6,816)	(5,912)	(4,779)	--	--	--
Amortization of prior service cost	461	423	422	--	--	--
Amortization of transition asset	(67)	(67)	(67)	--	--	--
Amortization of net actuarial (gains) losses	1,299	683	81	52	(48)	(88)

Net periodic benefit cost	$5,888	$3,940	$2,450	$2,003	$1,304	$1,152

        The accumulated benefit obligation for all defined benefit pension plans was $93,713 and $78,339 at September 30, 2004 and 2003, respectively.

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 9.5% in fiscal 2004, declining to 5.5% in fiscal 2012. If the health care cost trend rate was increased by 1%, the accumulated postretirement benefit obligation at September 30, 2004 would increase by $2,184 and net periodic postretirement benefit cost for fiscal 2005 would increase by $320. A corresponding decrease of 1% would decrease the accumulated postretirement benefit obligation at September 30, 2004 by $1,959 and net periodic postretirement benefit cost for fiscal 2005 would decrease by $277.

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

        The Company maintains supplemental executive retirement plans (“SERPs”) for certain executive officers of the Company and its subsidiaries that are unfunded. Expense related to the plans of $1,108, $896 and $664 was recorded in fiscal 2004, 2003 and 2002, respectively. Amounts accrued as of September 30, 2004 and 2003 related to the SERPs were $6,608 and $4,078, respectively.

        The Company’s Board of Directors has appointed an Investment Committee (“Committee”) to manage the investment of the Company’s pension plan assets. The Committee has established and operates under an Investment Policy. The Committee determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets and an advisor to monitor the performance of the investment managers. The Investment Policy prohibits certain investment transactions, such as commodity contracts, margin transactions and short selling, unless the Committee gives prior approval. The weighted-average of the Company’s and its subsidiaries pension plan asset allocations and target allocations at September 30, 2004 and 2003, by asset category, are as follows:

	Target %	2004	2003
Asset Category
Fixed income	30% - 40%	38%	48%
Large-cap growth	25% - 35%	26%	21%
Large-cap value	5% - 15%	11%	7%
Mid-cap value	5% - 15%	11%	10%
Small-cap value	5% - 15%	13%	13%
Venture capital	0% - 5%	1%	1%

		100%	100%

        The plans’ investment strategy is based on an expectation that, over time, equity securities will provide higher total returns than debt securities. The plans primarily minimize the risk of large losses through diversification of investments by asset class, by investing in different styles of investment management within the classes and by using a number of different investment managers. The Committee monitors the asset allocation and investment performance monthly, with a more comprehensive quarterly review with its advisor.

        The plans’ expected return on assets is based on management’s and the Committee’s expectations of long-term average rates of return to be achieved by the plans’ investments. These expectations are based on the plans’ historical returns and expected returns for the asset classes in which the plan is invested.

        The Company expects to contribute approximately $10,000 — $15,000 to the pension plans in fiscal 2005. The Company’s estimated future benefit payments under its Company sponsored pension plans follows:

	Pension Benefits		Other Postretirement Benefits
Fiscal Year Ending September 30,	Qualified	Non-Qualified	Retiree Medical	Retiree Life
2005	$2,128	$129	$780	$11
2006	2,095	135	810	11
2007	2,337	201	753	12
2008	2,380	237	998	12
2009	2,679	292	1,223	13
2010-2014	16,550	3,645	7,693	78

        The Company has defined contribution 401(k) plans covering substantially all employees. The plans allow employees to defer 2% to 19% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions which are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for Company matching contributions were $2,721, $2,453, and $2,451 in fiscal 2004, 2003 and 2002, respectively.

9. Shareholders’Equity

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

        Each share of Class A Common Stock is convertible into Common Stock on a one-for-one-basis. During fiscal 2004 and 2003, 5,059 and 17,948 shares of Class A Common Stock were converted into Common Stock. As of September 30, 2004, 810,231 shares of Common Stock are reserved for issuance upon the conversion of Class A Common Stock.

        In July 1995, the Company authorized the buyback of up to 3,000,000 shares of the Company’s Common Stock. As of September 30, 2004 and 2003, the Company had purchased 1,384,605 shares of its Common Stock at an aggregate cost of $6,551.

        Dividends are required to be paid on both the Class A Common Stock and Common Stock at any time that dividends are paid on either. Each share of Common Stock is entitled to receive 115% of any dividend paid on each share of Class A Common Stock, rounded up or down to the nearest $0.0025 per share.

        At September 30, 2004, consolidated retained earnings included $17,459 of undistributed earnings of OMFSP and Mezcladores, which are accounted for by the equity method.

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

10. Stock Options, Restricted Stock and Common Stock Reserved

        The Company has reserved 4,487,354 shares of Common Stock at September 30, 2004 to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards and 810,231 shares of Common Stock at September 30, 2004 to provide for conversion of Class A Common Stock to Common Stock, for a total of 5,297,585 shares of Common Stock reserved. Under the 2004 Incentive Stock and Awards Plan (“the 2004 Plan”), which replaced the 1990 Incentive Stock Plan, as amended (the “1990 Plan”), officers, other key employees and directors may be granted options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Participants may also be awarded grants of restricted stock under the 2004 Plan. The 2004 Plan expires on February 3, 2014. Options become exercisable ratably on the first, second and third anniversary of the date of grant. Options to purchase shares expire not later than ten years and one month after the grant of the option.

        In September 2004, the Company awarded certain employees 61,200 shares of restricted Common Stock under the 2004 Plan. Shares were valued at $3,460 upon issuance and vest ratably on the first, second and third anniversary of the award. The Company has recorded the issuance of the restricted stock as unearned compensation and is amortizing to expense the grant-date value of the restricted stock ($94 – 2004), over the three-year vesting period. Unearned compensation has been reflected as a reduction in shareholders’ equity.

        In fiscal 2002, the Company granted certain officers 140,000 shares of restricted Common Stock under the 1990 Plan. Shares were valued at $4,113 upon issuance and vest in fiscal 2008 after a six-year retention period. The Company has recorded the issuance of the restricted stock as unearned compensation and is amortizing to expense the grant-date value of the restricted stock ($685 – 2004; $685 – 2003; $27 — 2002) on a straight-line basis over the six-year service period. Unearned compensation has been reflected as a reduction in shareholders’ equity.

        The following table summarizes option activity under the 2004 Plan and 1990 Plan for the three-year period ended September 30, 2004:

	Options	Exercise Price
Options outstanding September 30, 2001	3,016,556	$11.53
Options granted	530,000	29.17
Options exercised	(389,952)	5.78

Options outstanding September 30, 2002	3,156,604	15.20
Options granted	506,500	38.62
Options exercised	(898,350)	10.65
Options forfeited	(5,000)	29.38

Options outstanding at September 30, 2003	2,759,754	20.95
Options granted	203,900	57.00
Options exercised	(419,850)	10.93

Options outstanding at September 30, 2004	2,543,804	$25.50

        Exercisable stock options and related weighted-average exercise price as of September 30, 2004, 2003 and 2002 were as follows: 1,832,564 at $19.23 per share, 1,755,477 at $14.31 per share and 2,102,938 at $10.82 per share, respectively.

        Stock options outstanding and exercisable as of September 30, 2004 were as follows:

		Options Outstanding		Options Exercisable
Price Range	Weighted Average Contractual Life	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 3.75 - $ 7.88	3.3 Years	397,402	$6.58	397,402	$6.58
$12.58 - $16.56	5.6 Years	529,668	15.70	529,668	15.70
$19.56 - $22.00	7.0 Years	397,334	19.85	397,334	19.85
$27.50 - $31.24	8.0 Years	563,000	29.38	357,328	29.28
$39.50 - $39.50	9.0 Years	452,500	39.50	150,832	39.50
$56.54 - $58.49	9.9 Years	203,900	57.00	--	--

		2,543,804	$25.50	1,832,564	$19.23

        Shares available for grant at September 30, 2004 were 1,943,550.

        As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for grants under the stock option plans.

        The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123, pro forma net income and net income per share would be as follows:

	Fiscal Year Ended September 30,
	2004	2003	2002
Net income, as reported	$112,806	$75,620	$59,598
Add: Stock-based employee
compensation expense recorded
for restricted stock awards,
net of related tax effects	779	685	27
Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects	(4,017)	(3,575)	(2,292)

	(3,238)	(2,890)	(2,265)

Pro forma net income	$109,568	$72,730	$57,333

Earnings per share:
Class A Common Stock:
As reported	$2.81	$1.93	$1.54
Pro forma	2.73	1.86	1.49
Common Stock:
As reported	3.23	2.22	1.78
Pro forma	3.14	2.14	1.71
Earnings per share assuming dilution:
As reported	$3.13	$2.16	$1.72
Pro forma	3.04	2.07	1.66

        During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock option grants subsequent to September 30, 1995. Therefore, the pro forma amounts may not be indicative of the effects of compensation cost on net earnings and earnings per share in future years. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.28% in 2004, 3.10% in 2003, and 3.30% in 2002; dividend yields of 0.62% in 2004, 0.60% in 2003 and 0.59% in 2002; expected common stock market price volatility factor of .312 in 2004, .306 in 2003 and .310 in 2002; and a weighted-average expected life of the options of 4.58 years in 2004, 3.82 years in 2003 and 6.00 years in 2002. The weighted-average fair value of options granted in 2004, 2003 and 2002 was $17.01, $10.27 and $9.94 per share, respectively.

11. Operating Leases

        Total rental expense for plant and equipment charged to operations under noncancelable operating leases was $8,269, $6,013 and $4,579 in fiscal 2004, 2003 and 2002, respectively. Minimum rental payments due under operating leases for subsequent fiscal years are: 2005 — $7,933; 2006 — $6,104; 2007 — $4,303; 2008 — $3,419; 2009 — $3,209 and $8,366 thereafter. Minimum rental payments include approximately $1,000 due annually under variable rate leases. Payments are adjusted based on changes to the one-month LIBOR rate (1.84% at September 30, 2004).

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

        As to one such Superfund site, Pierce is one of 393 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. At September 30, 2004, a report of the remedial investigation/feasibility study was being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company’s final share of liability.

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

        At September 30, 2004 and 2003, the Company has reserves of $5,884 and $5,302, respectively for environmental matters.

        The Company has guaranteed certain customers’ obligations under deferred payment contracts and lease purchase agreements. The Company’s guarantee is limited to $1,000 per year during the period in which the customer obligations are outstanding. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $181,662 and open standby letters of credit issued by the Company’s bank in favor of third parties totaling $26,084 at September 30, 2004.

        Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. At September 30, 2004 and 2003, the Company had reserved $35,760 and $29,172, respectively, for warranty claims. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise which are beyond the scope of the Company’s historical experience. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience.

        Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $1,000 per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2004 and 2003, the reserve for product and general liability claims was $17,203 and $18,045, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

        At September 30, 2004, approximately 33% of the Company’s workforce was covered under collective bargaining agreements.

        The Company’s defense segment derives a significant portion of its revenue from the DoD, as follows:

	Fiscal Year Ended September 30,
	2004	2003	2002
DoD	$696,028	$612,971	$590,490
Export	78,031	44,123	4,366

Total Defense Sales	$774,059	$657,094	$594,856

        DoD sales include $51,961, $10,953 and $25,774 in fiscal 2004, 2003 and 2002, respectively, for products sold internationally under the Foreign Military Sales (“FMS”) Program.

        Inherent in doing business with the DoD are certain risks, including technological changes and changes in levels of defense spending. All DoD contracts contain a provision that they may be terminated at any time at the convenience of the government. In such an event, the Company is entitled to recover allowable costs plus a reasonable profit earned to the date of termination. No other customer represented more than 10% of sales for fiscal 2004, 2003 and 2002.

13. Unaudited Quarterly Results

	Fiscal Year Ended September 30, 2004				Fiscal Year Ended September 30, 2003
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Net sales	$651,074	$599,824	$518,213	$493,194	$508,114	$538,183	$453,377	$426,336
Gross income	98,236	99,248	77,763	88,422	86,872	81,612	65,792	57,639
Net income	30,012	30,623	22,473	29,698	26,005	24,209	14,114	11,292
Earnings per share:
Class A Common Stock	$0.74	$0.76	$0.56	$0.74	$0.65	$0.62	$0.36	$0.29
Common Stock	$0.86	$0.87	$0.64	$0.86	$0.76	$0.71	$0.42	$0.33
Earnings per share assuming dilution	$0.83	$0.85	$0.62	$0.83	$0.74	$0.69	$0.40	$0.32
Dividends per share:
Class A Common Stock	$0.07500	$0.07500	$0.05000	$0.05000	$0.05000	$0.05000	$0.03750	$0.03750
Common Stock	$0.08750	$0.08750	$0.05750	$0.05750	$0.05750	$0.05750	$0.04313	$0.04313

        In the fourth, third and first quarters of fiscal 2004 and the fourth quarter of fiscal 2003, the Company increased the estimated margin percentage on its MTVR long-term production contract by 0.5 percentage points, 0.8 percentage points, 0.8 percentage points and 1.2 percentage points, respectively. These changes in estimates, recorded as cumulative catch-up adjustments during each respective quarter, increased net income and net income per share by $2,859 and $0.08, $4,429 and $0.12, $4,041 and $0.11 and $5,818 and $0.17, respectively, including $2,424 and $0.07, $3,879 and $0.11, $3,879 and $0.11, and $3,602 and $0.10, respectively, related to prior year revenues.

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

        To protect against the reduction in value of certain forecasted foreign currency cash flows associated with export sales from May 2005 through February 2007 denominated in British Sterling and to protect against increases in cost of purchases of certain components from October 2004 through December 2006 which are payable in British Sterling and euros, each in connection with the Company’s contract to provide certain tactical military truck systems to the U.K. MoD, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its estimated foreign currency cash flows in connection with the MoD contract.

        At September 30, 2004, the U.S. dollar equivalent of outstanding forward foreign exchange contracts totaled $289,442 in notional amounts, including $214,235 in contracts to sell British Sterling, $1,503 in contracts to purchase British Sterling, $73,106 in contracts to purchase euros, $407 in contracts to sell euros and $191 in contracts to sell Canadian dollars. At September 30, 2004, unrealized losses (net of related tax effect of $8,269) related to foreign exchange forward contracts totaling $14,080 have been included in accumulated other comprehensive income (loss).

        During the twelve months following September 30, 2004, the Company expects to reclassify $7,559 of pre-tax losses on derivative instruments out of accumulated other comprehensive income (loss) into earnings, as amounts being hedged are reflected in earnings.

        Net Investment Hedging Strategy – To reduce volatility associated with U.S. dollar-translated, euro-denominated earnings of BAI, the Company has funded a portion of the BAI acquisition price with a euro-denominated borrowing. Euro-denominated interest expense on the euro-denominated borrowing and the euro-denominated earnings of BAI are both translated to U.S. dollars each period, thereby reducing the impact of BAI earnings translation adjustments to the U.S. dollar reported earnings of the Company.

        Because the Company has designated the euro-denominated borrowings as a net investment hedge, foreign currency translation adjustments to convert the euro-denominated debt to its U.S. dollar equivalent at the end of each quarter are recorded net of currency translation adjustments in shareholders’ equity. Ineffectiveness recorded on this hedge was insignificant at September 30, 2004.

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

        Changes in the Company’s warranty liability during fiscal 2004 and fiscal 2003 were as follows:

	Fiscal Year Ended September 30,
	2004	2003
Balance at beginning of year	$29,172	$24,015
Warranty provisions	19,248	20,760
Settlements made	(15,666)	(22,614)
Changes in liability for pre-existing warranties, net	1,780	6,547
Acquisitions	1,076	--
Foreign currency translation adjustment	150	464

Balance at end of year	$35,760	$29,172

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

        Fire and emergency: This segment includes Pierce, JerrDan, Medtec, Kewaunee, BAI and the aircraft rescue and firefighting and snow removal divisions of Oshkosh. These units manufacture and market commercial and custom fire trucks and emergency vehicles primarily for fire departments, airports and other governmental units in the U.S. and Europe.

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

        Selected financial data by business segment is as follows:

	Fiscal Year Ended September 30,
	2004	2003	2002
Net sales to unaffiliated customers:
Commercial	$907,309	$741,878	$678,334
Fire and emergency	599,734	534,955	476,148
Defense	774,059	657,094	594,856
Intersegment	(18,797)	(7,917)	(5,746)

Consolidated	$2,262,305	$1,926,010	$1,743,592

        Intersegment sales are primarily from the fire and emergency segment to the defense segment.

	Fiscal Year Ended September 30,
	2004	2003	2002
Operating income (expense):
Commercial	$34,838	$40,188	$47,171
Fire and emergency	54,957	52,072	48,988
Defense	127,859	68,697	40,720
Corporate and other	(37,244)	(31,758)	(25,761)

Consolidated operating income	180,410	129,199	111,118
Net interest expense	(4,314)	(12,137)	(20,106)
Miscellaneous other income (expense)	452	(6,582)	(1,555)

Income before provision for income taxes,
equity in earnings of unconsolidated affiliates
and minority interest	$176,548	$110,480	$89,457

	Fiscal Year Ended September 30,
	2004	2003	2002
Depreciation and amortization:
Commercial	$14,853	$14,196	$13,391
Fire and emergency	8,235	7,177	6,692
Defense	3,851	3,409	3,461
Corporate and other	1,022	1,338	1,848

Consolidated	$27,961	$26,120	$25,392

Capital expenditures:
Commercial	$13,419	$13,518	$5,971
Fire and emergency	9,521	7,797	7,648
Defense	7,010	3,358	2,000

Consolidated	$29,950	$24,673	$15,619

	September 30,
	2004	2003	2002
Identifiable assets:
Commercial:
U.S. (a)	$470,609	$398,854	$389,633
Netherlands	157,614	158,838	129,398
Other European	89,022	88,238	74,458
Mexico	848	--	--

Total Commercial	718,093	645,930	593,489
Fire and emergency:
U.S	489,926	335,509	325,585
Italy	58,454	--	--

Total fire and emergency	548,380	335,509	325,585
Defense - U.S.	183,955	101,570	75,392
Corporate and other - U.S.	1,986	123	29,863

Consolidated	$1,452,414	$1,083,132	$1,024,329

(a)     Includes investment in unconsolidated partnership.

        The following table presents net sales by geographic region based on product shipment destination.

	Fiscal Year Ended September 30,
	2004	2003	2002
Net sales:
United States	$1,884,223	$1,636,361	$1,541,629
Other North America	13,218	9,444	7,037
Europe and Middle East	300,112	244,127	165,961
Other	64,752	36,078	28,965

Consolidated	$2,262,305	$1,926,010	$1,743,592

17. Subsequent Event

        On November 1, 2004, the Company acquired 100% of the stock of “CON-E-CO” pursuant to a Sale and Purchase Agreement dated October 21, 2004. CON-E-CO is a leading manufacturer, marketer and distributor of stationary and portable concrete batch plants to concrete producers and contractors, primarily in the U.S. CON-E-CO is headquartered in Blair, Nebraska. The acquisition will be accounted for using the purchase accounting provisions of SFAS No. 141, “Business Combinations.” The Company plans to include
CON-E-CO in its Commercial business segment. Operating results will be included in the Company’s consolidated financial statements from the date of acquisition. The purchase price, including acquisition costs, will be allocated based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill. The purchase price for the CON-E-CO acquisition was $18,770 before post-closing working capital adjustments and before transaction fees and expenses. The Company financed the acquisition from borrowings under its revolving credit facility. The operating results of CON-E-CO are not expected to be material to the Company.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        None.

Item 9A. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended September 30, 2004. Based upon their evaluation of these disclosures controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the year ended September 30, 2004 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

        Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

        The Company has no other information to report pursuant to Item 9B.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information to be included under the captions “Governance of the Company — The Board of Directors,” “Governance of the Company — Committees of the Board of Directors — Audit Committee” and “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 1, 2005, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this report.

        The Company has adopted the Oshkosh Truck Corporation Code of Ethics Applicable to Directors and Senior Executives that applies to the Company’s Directors, Chairman of the Board, President and Chief Executive Officer, the Company’s Executive Vice President and Chief Financial Officer, the Company’s Vice President and Controller and other persons performing similar functions. The Company has posted a copy of the Oshkosh Truck Corporation Code of Ethics Applicable to Directors and Senior Executives on the Company’s website at www.oshkoshtruckcorporation.com, and any such Code of Ethics is available in print to any shareholder who requests it from the Company’s Secretary. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Oshkosh Truck Corporation Code of Ethics Applicable to Directors and Senior Executives by posting such information on its website at www.oshkoshtruckcorporation.com.

        The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report.

Item 11. EXECUTIVE COMPENSATION

        The information to be included under the captions “Governance of the Company – Compensation of Directors” and “Executive Compensation” contained in the Company’s definitive proxy statement for the annual meeting of shareholders on February 1, 2005, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information to be included under the caption “Stock Ownership – Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 1, 2005, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

        Equity Compensation Plan Information

        The following table provides information about the Company’s equity compensation plans as of September 30, 2004.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation
plans approved by
security holders	2,543,804	$25.50	1,943,550
Equity compensation
plans not approved by
security holders	--	n/a	--

Total	2,543,804	$25.50	1,943,550

(1)	Represents options to purchase the Company’s Common Stock granted under the 1990 Incentive Stock Plan, as amended, and the Company’s 2004 Incentive Stock and Awards Plan, both of which were approved by the Company’s shareholders.
(2)	Excludes 140,000 shares of restricted Common Stock subject to vesting after a six-year retention period and 61,200 shares of restricted Common Stock subject to a three-year vesting period, previously issued under the Company’s 1990 Incentive Stock Plan, as amended, and the Company’s 2004 Incentive Stock and Awards Plan, respectively.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information to be included under the caption “Executive Compensation – Executive Employment and Severance Agreements and Other Agreements” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 1, 2005, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information to be included under the caption “Governance of the Company – Report of Audit Committee” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 1, 2005, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)        1. Financial Statements: The following consolidated financial statements of the Company and the report of independent auditors included in the Annual Report to Shareholders for the fiscal year ended September 30, 2004, are contained in Item 8:

Report of Deloitte & Touche LLP, Registered Independent Public Accounting Firm
Consolidated Statements of Income for the years ended September 30, 2004, 2003 and 2002
Consolidated Balance Sheets at September 30, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2004, 2003,and 2002
Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

                     2. Financial Statement Schedules:

Schedule II – Valuation & Qualifying Accounts

All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

                     3. Exhibits:

3.1	Restated Articles of Incorporation of Oshkosh Truck Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13886)).
3.2	By-Laws of Oshkosh Truck Corporation, as amended May 16, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31371)).
4.1	Credit Agreement, dated September 29, 2004, among Oshkosh Truck Corporation, the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated September 29, 2004 (File No. 1-31371)).
4.2	Rights Agreement, dated as of February 1, 1999, between Oshkosh Truck Corporation and Computershare Investor Services, LLC (as successor to Firstar Bank, N.A.) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, dated as of February 1, 1999 (File No. 0-13886)).
4.3	First Amendment to Rights Agreement, dated as of November 1, 2002, between Oshkosh Truck Corporation, U.S. Bank National Association and Computershare Investor Services, LLC (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 1-31371)).
10.1	Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (File No. 0-13886)).*
10.2	1994 Long-Term Incentive Compensation Plan, dated March 29, 1994 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 0-13886)).*
10.3	Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-62687)).*
10.4	Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-62687)).*
10.5	Form of 1994 Long-Term Incentive Compensation Plan Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 0-13886)).*

10.6	Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 0-13886)).
10.7	Employment Agreement, dated as of October 15, 1998 between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*
10.8	Oshkosh Truck Corporation Executive Retirement Plan, Amended and Restated effective October 1, 2004 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, dated October 1, 2004 (file No. 1-31371)).*
10.9	Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and each of Robert G. Bohn, Bryan J. Blankfield, Ted L. Henson, Joseph H. Kimmitt, Mark A. Meaders, John W. Randjelovic, Charles L. Szews and Matthew J. Zolnowski (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*
10.10	Employment Agreement, dated September 16, 1996, between Pierce Manufacturing Inc. and John W. Randjelovic (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-1386)).*
10.11	Amendment effective July 1, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-13886)).*
10.12	Second Amendment effective December 31, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 0-13886)).*
10.13	Oshkosh Truck Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-31371)).*
10.14	Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan (incorporated by reference to Attachment B to the Company’s definitive proxy statement filed on Schedule 14A on December 18, 2003 (File No. 1-31371)).*
10.15	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-114939)).*
10.16	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 (Reg. No. 333-114939)).*
10.17	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 14, 2004 (File No. 1-31371)).*
10.18	Restated Employment Agreement/Consulting Agreement, dated as of June 25, 2004, between Oshkosh Truck Corporation and Daniel J. Lanzdorf (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-31371)).*
11	Computation of per share earnings (contained in Note 1 of “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.
21	Subsidiaries of Registrant.
23	Consent of Deloitte & Touche, LLP
31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 22, 2004.
31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 22, 2004.
32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 22, 2004.
32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 22, 2004.

*Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH TRUCK CORPORATION
November 22, 2004	By	/S/ Robert G. Bohn

Robert G. Bohn, Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

November 22, 2004	By	/S/ R. G. Bohn

R. G. Bohn, Chairman, President and Chief Executive Officer
(Principal Executive Officer)
November 22, 2004	By	/S/ C. L. Szews

C. L. Szews, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
November 22, 2004	By	/S/ T. J. Polnaszek

T. J. Polnaszek, Vice President and Controller
(Principal Accounting Officer)
November 22, 2004	By	/S/ J. W. Andersen

J. W. Andersen, Director
November 22, 2004	By	/S/ R. M. Donnelly

R. M. Donnelly, Director
November 22, 2004	By	/S/ D. V. Fites

D. V. Fites, Director
November 22, 2004	By	/S/ General (Ret.) F.M. Franks, Jr.

General (Ret.) F.M. Franks, Jr. Director
November 22, 2004	By	/S/ M. W. Grebe

M. W. Grebe, Director
November 22, 2004	By	/S/ K. J. Hempel

K. J. Hempel, Director
November 22, 2004	By	/S/ H. N. Medvin

H. N. Medvin, Director
November 22, 2004	By	/S/ S. P. Mosling

S. P. Mosling, Director
November 22, 2004	By	/S/ J. P. Mosling, Jr.

J. P. Mosling, Jr., Director
November 22, 2004	By	/S/ R. G. Sim

R. G. Sim, Director

SCHEDULE II

OSHKOSH TRUCK CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended September 30, 2004, 2003 and 2002
(In thousands)

Fiscal Year	Balance at Beginning of Year	Acquisitions of Businesses	Additions Charged to Expense	Reductions*	Balance at End of Year
2002	$3,828	$556	$452	$(278)	$4,558

2003	$4,558	$--	$122	$(590)	$4,090

2004	$4,090	$1,118	$2,081	$(369)	$6,920

* Represents amounts written off to the reserve, net of recoveries and foreign currency translation adjustments.

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Oshkosh Truck Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13886)).
3.2	By-Laws of Oshkosh Truck Corporation, as amended May 16, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31371)).
4.1	Credit Agreement, dated September 29, 2004, among Oshkosh Truck Corporation, the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, dated September 29, 2004 (File No. 1-31371)).
4.2	Rights Agreement, dated as of February 1, 1999, between Oshkosh Truck Corporation and Computershare Investor Services, LLC (as successor to Firstar Bank, N.A.) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, dated as of February 1, 1999 (File No. 0-13886)).
4.3	First Amendment to Rights Agreement, dated as of November 1, 2002, between Oshkosh Truck Corporation, U.S. Bank National Association and Computershare Investor Services, LLC (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 1-31371)).
10.1	Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (File No. 0-13886)).*
10.2	1994 Long-Term Incentive Compensation Plan, dated March 29, 1994 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 0-13886)).*
10.3	Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-62687)).*
10.4	Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-62687)).*
10.5	Form of 1994 Long-Term Incentive Compensation Plan Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 0-13886)).*
10.6	Stock Purchase Agreement, dated April 26, 1996, among Oshkosh Truck Corporation, J. Peter Mosling, Jr. and Stephen P. Mosling (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 0-13886)).
10.7	Employment Agreement, dated as of October 15, 1998 between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*
10.8	Oshkosh Truck Corporation Executive Retirement Plan, Amended and Restated effective October 1, 2004 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, dated October 1, 2004 (File No. 1-31371)).*
10.9	Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and each of Robert G. Bohn, Bryan J. Blankfield, Ted L. Henson, Joseph H. Kimmitt, Mark A. Meaders, John W. Randjelovic, Charles L. Szews and Matthew J. Zolnowski (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*
10.10	Employment Agreement, dated September 16, 1996, between Pierce Manufacturing Inc. and John W. Randjelovic (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-1386)).*
10.11	Amendment effective July 1, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-13886)).*
10.12	Second Amendment effective December 31, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 0-13886)).*

10.13	Oshkosh Truck Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-31371)).*
10.14	Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan (incorporated by reference to Attachment B to the Company’s definitive proxy statement filed on Schedule 14A on December 18, 2003 (File No. 1-31371)).*
10.15	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-114939)).*
10.16	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 (Reg. No. 333-114939)).*
10.17	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 14, 2004 (File No. 1-31371)).*
10.18.	2004 Restated Employment Agreement/Consulting Agreement, dated as of June 25, 2004, between Oshkosh Truck Corporation and Daniel J. Lanzdorf (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-31371)).*
11.	Computation of per share earnings (contained in Note 1 of “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.
21.	Subsidiaries of Registrant.
23.	Consent of Deloitte & Touche, LLP
31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 22, 2004.
31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 22, 2004.
32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 22, 2004.
32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 22, 2004.

*Denotes a management contract or compensatory plan or arrangement.