Form 10-Q
period 2004-12-31
OSHKOSH TRUCK CORP
filed 2005-02-01
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

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

Yes       X               No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       X               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock Outstanding as of January 27, 2005:   805,177

Common Stock Outstanding as of January 27, 2005:   35,485,370

OSHKOSH TRUCK CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED DECEMBER 31, 2004

		Page
Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Income
	- Three Months Ended December 31,
	2004 and 2003	3
	Condensed Consolidated Balance Sheets
	- December 31, 2004 and September 30, 2004	4
	Condensed Consolidated Statement of Shareholders' Equity
	- Three Months Ended December 31, 2004	5
	Condensed Consolidated Statements of Cash Flows
	- Three Months Ended December 31, 2004 and 2003	6
	Notes to Condensed Consolidated Financial Statements
	- December 31, 2004	7
Item 2.	Management's Discussion and Analysis of Consolidated
	Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	38
Item 4.	Controls and Procedures	38
Part II.	Other Information
Item 1.	Legal Proceedings	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6.	Exhibits	39
Signatures		40

PART I. ITEM 1. FINANCIAL INFORMATION
OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,
	2004	2003
	(In thousands, except per share amounts)
Net sales	$644,917	$493,194
Cost of sales	529,326	404,772

Gross income	115,591	88,422
Operating expenses:
Selling, general and administrative	46,265	40,031
Amortization of purchased intangibles	1,694	1,663

Total operating expenses	47,959	41,694

Operating income	67,632	46,728
Other income (expense):
Interest expense	(2,251)	(1,148)
Interest income	466	250
Miscellaneous, net	(713)	(40)

	(2,498)	(938)

Income before provision for income taxes,
equity in earnings of unconsolidated
affiliates and minority interest	65,134	45,790
Provision for income taxes	25,132	16,712

Income before equity in earnings
of unconsolidated affiliates
and minority interest	40,002	29,078
Equity in earnings of unconsolidated
affiliates, net of income taxes	473	620
Minority interest	99	--

Net income	$40,574	$29,698

Earnings per share:
Class A Common Stock	$0.99	$0.74
Common Stock	$1.14	$0.86
Earnings per common share
assuming dilution	$1.11	$0.83
Cash dividends:
Class A Common Stock	$0.07500	$0.05000
Common Stock	$0.08750	$0.05750

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2004	September 30, 2004
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$37,628	$30,081
Receivables, net	279,047	253,914
Inventories	438,979	368,067
Prepaid expenses	19,906	17,612
Deferred income taxes	38,153	41,033

Total current assets	813,713	710,707
Investment in unconsolidated affiliates	20,811	21,187
Other long-term assets	28,115	26,375
Property, plant and equipment:
Land and land improvements	18,448	17,163
Equipment on operating lease to others	2,292	2,248
Buildings	112,566	104,195
Machinery and equipment	196,293	192,932

	329,599	316,538
Less accumulated depreciation	(153,507)	(147,962)

Net property, plant and equipment	176,092	168,576
Purchased intangible assets, net	134,668	140,506
Goodwill	411,957	385,063

Total assets	$1,585,356	$1,452,414

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$179,017	$200,290
Customer advances	237,791	209,656
Floor plan notes payable	38,679	25,841
Payroll-related obligations	32,322	43,978
Income taxes	8,848	17,575
Accrued warranty	39,087	35,760
Other current liabilities	85,740	73,842
Revolving credit facility and current maturities of long-term debt	101,037	72,739

Total current liabilities	722,521	679,681
Long-term debt	3,392	3,209
Deferred income taxes	62,262	66,543
Other long-term liabilities	73,320	64,259
Minority interest	2,824	2,629
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares;
none issued and outstanding	--	--
Class A Common Stock, $.01 par value; authorized 1,000,000 shares;
issued - 805,177 in 2005 and 810,231 in 2004	8	8
Common Stock, $.01 par value; authorized 60,000,000 shares;
issued - 35,462,470 in 2005 and 34,853,827 in 2004	355	348
Paid-in capital	172,339	142,455
Retained earnings	509,430	472,025
Common Stock in treasury, at cost; 0 shares in 2005 and
324,246 shares in 2004	--	(1,832)
Unearned compensation	(5,382)	(6,082)
Accumulated other comprehensive income	44,287	29,171

Total shareholders' equity	721,037	636,093

Total liabilities and shareholders' equity	$1,585,356	$1,452,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2004
(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Common Stock in Treasury at Cost	Unearned Compensation	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance at September 30, 2004	$356	$142,455	$472,025	$(1,832)	$(6,082)	$29,171	$636,093
Net income	--	--	40,574	--	--	--	40,574
Loss on derivative
instruments (net of
income tax benefit of $3,712)	--	--	--	--	--	(5,915)	(5,915)
Currency translation
adjustments	--	--	--	--	--	21,031	21,031
Cash dividends:
Class A Common Stock	--	--	(60)	--	--	--	(60)
Common Stock	--	--	(3,109)	--	--	--	(3,109)
Amortization of unearned
compensation	--	--	--	--	700	--	700
Exercise of stock options	7	14,487	--	1,832	--	--	16,326
Tax benefit related to
stock options exercised	--	15,397	--	--	--	--	15,397

Balance at December 31, 2004	$363	$172,339	$509,430	$--	$(5,382)	$44,287	$721,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2004	2003
	(In thousands)
Operating activities:
Net income	$40,574	$29,698
Non-cash adjustments	10,756	6,986
Changes in operating assets and liabilities	(62,533)	(48,745)

Net cash used for operating activities	(11,203)	(12,061)
Investing activities:
Acquisition of businesses, net of cash acquired	(19,111)	--
Additions to property, plant and equipment	(3,507)	(4,716)
Proceeds from sale of assets	3	46
Decrease (increase) in other long-term assets	2,123	(434)

Net cash used for investing activities	(20,492)	(5,104)
Financing activities:
Net borrowings under revolving credit facility	25,511	20,100
Proceeds from exercise of stock options	16,326	1,772
Proceeds from issuance of long-term debt	--	965
Repayment of long-term debt	(384)	(240)
Dividends paid	(3,088)	(2,001)

Net cash provided from financing activities	38,365	20,596
Effect of exchange rate changes on cash	877	912

Increase in cash and cash equivalents	7,547	4,343
Cash and cash equivalents at beginning of period	30,081	19,245

Cash and cash equivalents at end of period	$37,628	$23,588

Supplementary disclosures:
Depreciation and amortization	$7,834	$6,585
Cash paid for interest	1,855	1,141
Cash paid for income taxes	16,861	5,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
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

In the three month period ended December 31, 2004, the Company recorded a cumulative catch-up adjustment to increase the life-to-date margin recognized on its multi-year Medium Tactical Vehicle Replacement (“MTVR”) production contract which is accounted for under the “percentage-of-completion” method. The adjustment resulted from the final negotiation during the period of disputed pricing on two components of the MTVR truck, improved overhead absorption under the contract due to increased overall defense segment production volume and other items. The cumulative life-to-date adjustment increased the margin percentage recognized on the contract from 7.6% to 8.5%. This change in estimate increased operating income for the three months ended December 31, 2004 by $8,500, net income by $5,200 and earnings per share by $0.14, including $8,300, $5,100 and $0.14, respectively, relating to revenues recorded in prior periods. The Company had recorded a cumulative life-to-date adjustment of $6,500 to increase the margin percentage on this contract to 6.3% in the three months ended December 31, 2003.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

2. NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), “Share-Based Payment,”(“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that the cost resulting from stock-based payment transactions be recognized in the financial statements at fair value. SFAS No. 123(R) also amends SFAS No 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company presently intends to adopt this new standard during the fourth quarter of fiscal 2005, as required, under the modified prospective method, which will cause all stock-based awards and outstanding variable awards to be recorded at fair value. The Company estimates that the new standard will reduce quarterly earnings per share by $0.01 to $0.02 per share in the fourth quarter of fiscal 2005 and annual earnings per share by $0.08 to $0.10 per share in fiscal 2006.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualifying Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). FSP 109-1 is effective December 21, 2004. The American Jobs Creation Act of 2004 (the “Act”) includes a tax deduction of up to nine percent (when fully phased in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). FSP 109-1 clarifies that the domestic manufacturing deduction should be accounted for as a special deduction (rather than as a rate reduction) under Statement of Financial Accounting Standard (“SFAS”) 109, “Accounting for Income Taxes.” Under SFAS 109, a special deduction is recognized as it is earned. Adoption of FSP 109-1 and the enactment of the Act are not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS 151 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In November 2004, the FASB issued SFAS 153, “Exchanges on Nonmonetary Assets, an Amendment of APB No. 29,” (“SFAS 153”). SFAS 153 requires that exchanges of productive assets for similar productive assets should be measured based on the fair value of the assets exchanged except in those instances in which the exchanges of nonmonetary assets do not have commercial substance. SFAS 153 is effective prospectively for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS 151 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

3. COMPREHENSIVE INCOME

Total comprehensive income is as follows:

	Three Months Ended December 31,
	2004	2003
Net income	$40,574	$29,698
Currency translation adjustments	21,031	16,158
Derivative instruments,
net of income taxes	(5,915)	(6,035)

Comprehensive income	$55,690	$39,821

4. EARNINGS PER SHARE

The following table reconciles net income to net income available to respective classes of common stock for purposes of the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2004	2003
Basic earnings per share:
Net income	$40,574	$29,698
Class A Common Stock	799	606

Income available to Common Stockholders	$39,775	$29,092

Diluted earnings per share - net income	$40,574	$29,698

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Three Months Ended December 31,
	2004	2003
Basic earnings per share:
Class A Common Stock	806,437	815,290
Common Stock	34,809,022	33,984,336
Effect of dilutive options and
incentive compensation awards	823,592	979,839

Denominator for dilutive earnings
per share	36,439,051	35,779,465

5. INVENTORIES

Inventories consist of the following:

	December 31, 2004	September 30, 2004
Finished products	$116,211	$106,618
Partially finished products	185,216	140,835
Raw materials	213,601	197,674

Inventories at FIFO cost	515,028	445,127
Less: Performance-based payments on
U.S. government contracts	(54,779)	(56,731)
Excess of FIFO cost over LIFO cost	(21,270)	(20,329)

	$438,979	$368,067

Title to all inventories related to government contracts, which provide for performance-based payments, vests with the government to the extent of unliquidated performance-based payments.

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

The Company’s investment in unconsolidated affiliates consists primarily of an interest in Oshkosh/McNelius Financial Services Partnership (“OMFSP”). The Company and an unaffiliated third party are general partners in OMFSP. OMFSP was formed in 1998 when each partner contributed existing lease assets (and in the case of the Company, related notes payable to third party lenders that were secured by such leases) to capitalize the partnership. OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing, primarily to customers of the Company. OMFSP purchases trucks, truck bodies and concrete batch plants from the Company, the Company’s affiliates and, occasionally, unrelated third parties for lease to user-lessees. Company sales to OMFSP were $10,867 and $12,732 for the three months ended December 31, 2004 and 2003, respectively. Banks and other third party financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is recourse to, OMFSP. However, all such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of Financial Interpretation No. 46 (“FIN 46”). Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

Included in investments in unconsolidated affiliates in the Company’s Condensed Consolidated Balance Sheet at December 31, 2004 is the Company’s investment in OMFSP of $19,845, which represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in OMFSP. This exposure is a non-cash exposure. Further, the Company has recorded deferred income tax liabilities related to its investment in OMFSP of $21,544 at December 31, 2004 that were included in long-term deferred income tax liabilities in the Company’s Condensed Consolidated Balance Sheet. Should the Company’s investment in OMFSP be liquidated for any reason, this deferred income tax liability would reverse and result in an increase in current income taxes payable by the Company.

Summarized financial information of OMFSP is as follows:

	December 31, 2004	September 30, 2004
Cash and cash equivalents	$2,234	$2,649
Investments in sales-type leases, net	180,409	185,176
Other assets	1,101	2,506

	$183,744	$190,331

Notes payable	$142,896	$148,681
Other liabilities	2,531	2,179
Partners' equity	38,317	39,471

	$183,744	$190,331

	Three Months Ended December 31,
	2004	2003
Interest income	$2,973	$3,362
Net interest income	998	968
Excess of revenues over expenses	880	1,049

7. PURCHASED INTANGIBLE ASSETS AND GOODWILL

The following tables present details of the Company’s purchased intangible assets:

		December 31, 2004
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable:
Distribution network	39.1	$55,400	$(11,026)	$44,374
Non-compete	14.1	41,654	(19,180)	22,474
Technology-related	16.9	23,335	(7,519)	15,816
Other	12.7	18,340	(3,385)	14,955

	24.4	138,729	(41,110)	97,619
Non-amortizable tradenames		37,049	--	37,049

Total		$175,778	$(41,110)	$134,668

		September 30, 2004
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable:
Distribution network	38.8	$55,300	$(10,692)	$44,608
Non-compete	14.2	41,359	(18,381)	22,978
Technology-related	14.3	28,703	(7,193)	21,510
Other	12.9	19,138	(3,021)	16,117

	23.4	144,500	(39,287)	105,213
Non-amortizable tradenames		35,293	--	35,293

Total		$179,793	$(39,287)	$140,506

Amortization expense recorded for the three months ended December 31, 2004 and 2003 was $1,694 and $1,663, respectively. The estimated future amortization expense of purchased intangible assets as of December 31, 2004 is as follows:

Fiscal Year Ending September 30,	Amount
2005(remaining nine months)	$ 5,985
2006	7,391
2007	7,256
2008	7,180
2009	7,109
2010	6,666
Future	56,032
$ 97,619

The following table presents the changes in goodwill during the three months ended December 31, 2004:

Segment	Balance at September 30, 2004	Acquisitions	Adjustments	Balance at December 31, 2004
Commercial	$245,389	$5,899	$14,123	$265,411
Fire and emergency	139,674	--	6,872	146,546

Total	$385,063	$5,899	$20,995	$411,957

The adjustments include a $14,989 increase resulting from currency translation adjustments and $6,006 related to adjustments of preliminary valuations of tangible and intangible assets related to the acquisitions of JerrDan Corporation (“JerrDan”) and BAI Brescia Antincendi International S.r.l. and BAI Tecnica S.r.l. (together “BAI”).

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company performs its annual impairment test in the fourth quarter of its fiscal year. In conjunction with the Company’s fiscal 2004 review for potential impairment of goodwill, the Company considered the operating loss of the Geesink Norba Group in fiscal 2004 to be a possible indicator of an impairment. The Company determined that the fair value of the Company’s interest in the Geesink Norba Group exceeded its carrying value by more than $20,000 (€15,000) at September 30, 2004. The Company’s calculations of fair value reflected the Company’s estimates of the benefits of fiscal 2004 initiatives to upgrade the Geesink Norba Group product lines and improve its manufacturing efficiencies, as well as assumptions regarding an assumed economic recovery in European refuse markets beginning in fiscal 2006.

In the first quarter of fiscal 2005, the Geesink Norba Group incurred another operating loss of $2,615 (€2,004) and the Company reduced its estimate of the earnings of the business for fiscal year 2005 from operating income of $3,000 (€2,500) to an operating loss of $4,500 (€3,500). As a result, the Company updated its review for potential impairment of the goodwill of the Geesink Norba Group as of December 31, 2004. During the first quarter of fiscal 2005, the Company made a number of management changes at the Geesink Norba Group, and in January 2005 assigned a team of Company representatives to support the turnaround activities of the business full-time for a minimum of a four-month period. Based on the investigations and work performed since September 30, 2004, the Company presently believes that it will be able to return the business to acceptable profitability over a nine to eighteen month period as it seeks to reduce its Geesink-branded rear loader product costs, strengthen its European branch operations and implement price increases. The Company updated its valuation model for the Geesink Norba Group and estimates that the fair value of the Company’s interest in the business continues to exceed its carrying value at December 31, 2004, and accordingly no impairment of the goodwill was deemed appropriate nor required at that date. The Company will continue to monitor its turnaround activities at the Geesink Norba Group and their impact on the Company’s valuation of this investment.

8. FINANCIAL INSTRUMENTS

Historically, the Company has used forward foreign exchange contracts to reduce the exchange rate risk of specific foreign currency transactions. These contracts require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date.

To protect against a reduction in value of certain forecasted foreign currency cash receipts from export sales from April 2004 through December 2006 that will be denominated in British Sterling, and to protect against increases in costs of purchases of certain components from January 2005 through October 2006 that are payable in British Sterling or euros, all in connection with the Company’s contract to provide certain tactical military truck systems to the United Kingdom Ministry of Defence, the Company has instituted a foreign currency cash flow hedging program. The Company has hedged a significant portion of its estimated foreign currency cash flows in connection with this contract.

At December 31, 2004, outstanding foreign exchange forward contracts totaled $285,867 in notional amounts, including $214,235 in contracts to sell British Sterling, $407 in contracts to sell euros, $1,021 in contracts to purchase British Sterling, $69,678 in contracts to purchase euros and $526 in contracts to sell Canadian dollars. Net unrealized losses (net of related tax effect of $11,916) on outstanding foreign exchange forward contracts at December 31, 2004 totaled $20,277 and have been included in accumulated other comprehensive income.

As of December 31, 2004, the Company expects to reclassify $14,328 of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales and sales of product whose underlying cost contain purchases denominated in foreign currencies.

9. LONG-TERM DEBT

The Company has a $500,000 revolving credit facility with $99,216 in borrowings outstanding at December 31, 2004. The Company may increase the revolving credit facility up to an aggregate maximum outstanding amount of $750,000 at the Company’s discretion, unless the Company is in default under the revolving credit facility.

At December 31, 2004, bank borrowings of $99,216, including €15,000 ($20,466 based on the December 31, 2004 exchange rate) and outstanding letters of credit of $19,691 reduced available capacity under the Company’s revolving credit facility to $381,093.

Interest rates on the borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5%) or the “Offshore Rate” (which is the bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.70% for Offshore Rate loans under the Company’s revolving credit facility as of December 31, 2004. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The average interest rate on bank borrowings outstanding at December 31, 2004 was 3.49%.

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

At December 31, 2004, BAI had outstanding mortgage loans of €2,313 ($3,156) which bear interest at a variable rate based on the three-month Euribor rate plus a margin of between 0.75% and 1.50%. The average interest rate on outstanding mortgage loans at December 31, 2004 was 3.11%. BAI also has short-term borrowings with certain financial institutions totaling €449 ($613) which bear interest at an average rate of 2.68% and which are due in fiscal 2005.

At December 31, 2004, other unsecured debt with varying interest rates totaled $1,444.

10. STOCK-BASED EMPLOYEE COMPENSATION PLANS

At December 31, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 10 to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. The Company accounts for this stock-based plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Except for restricted stock awards granted in September 2002 and 2004, no stock-based employee compensation cost was reflected in previously reported results for any period, as all options granted under these plans had an exercise price equal to the market value of the underlying Common Stock on the measurement date. Beginning in the fourth quarter of fiscal 2005, the Company expects to adopt SFAS No. 123(R). See Note 2.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended December 31,
	2004	2003
Net income, as reported	$40,574	$29,698
Add: Stock-based employee
compensation expense recorded
for restricted stock awards,
net of related tax effects	603	171
Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects	(1,239)	(964)

	(636)	(793)

Pro forma net income	$39,938	$28,905

Earnings per share:
Class A Common Stock:
As reported	$0.99	$0.74
Pro forma	0.97	0.72
Common Stock:
As reported	$1.14	$0.86
Pro forma	1.12	0.83
Earnings per share assuming dilution:
As reported	$1.11	$0.83
Pro forma	1.09	0.81

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

As to one such Superfund site, the Company’s Pierce Manufacturing Inc. (“Pierce”) subsidiary is one of 363 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. At December 31, 2004, a report of the remedial recommendation was being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at December 31, 2004. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company’s final share of liability.

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

The Company is addressing a regional trichloroethylene (“TCE”) groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources in the area. TCE was detected at the Company’s North Plant facility with testing showing the highest concentrations in a monitoring well located near the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the Company. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

In connection with the acquisition of the Geesink Norba Group, the Company identified potential soil and groundwater contamination impacts from solvents and metals at one of its manufacturing sites. The Company is conducting a study to identify the remediation options available. Based on current estimates, the Company believes its liability at this site will not be material and any responsibility of the Company is adequately covered through reserves established by the Company.

At December 31, 2004 and September 30, 2004, the Company had reserves for environmental matters of $6,178 and $5,884, respectively.

The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $193,122 and open standby letters of credit issued by the Company’s bank in favor of third parties totaling approximately $19,691 at December 31, 2004.

Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $1,000 per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At December 31, 2004 and September 30, 2004, the reserve for product and general liability claims was $10,817 and $17,203, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Changes in the Company’s warranty liability were as follows:

	Three Months Ended December 31,
	2004	2003
Balance at beginning of period	$35,760	$29,172
Warranty provisions for the period	6,173	4,370
Settlements made during the period	(4,866)	(4,117)
Changes in liability for pre-existing warranties
during the period, including expirations	1,465	(1,528)
Acquisitions	172	--
Foreign currency translation adjustment	383	242

Balance at end of period	$39,087	$28,139

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

13. PENSION DISCLOSURES

Components of net periodic pension benefit cost were as follows:

	Three Months Ended December 31,
	2004	2003
Service cost	$1,495	$1,303
Interest cost	1,593	1,446
Expected return on plan assets	(1,878)	(1,703)
Amortization of prior service cost	128	115
Amortization of transition asset	(17)	(16)
Amortization of net loss	461	325

Net periodic benefit cost	$1,782	$1,470

The Company made a $6,950 contribution to its pension plans in March 2004 and another $6,650 contribution in April 2004. The Company estimates that it will make a $12,000 contribution to its pension plans in February 2005.

Components of net periodic other post-employment benefit costs were as follows:

	Three Months Ended December 31,
	2004	2003
Service cost	$265	$228
Interest cost	272	260
Amortization of net losses	24	13

	$561	$501

The Company made contributions to fund benefit payments of $145 and $128 for the three month periods ended December 31, 2004 and 2003, respectively, under its other post-employment benefit plans. The Company estimates additional contributions of approximately $500 will be made under these other post-employment plans prior to the end of fiscal 2005.

14. ACQUISITIONS

On July 8, 2004, the Company acquired 100% of the stock of JerrDan. JerrDan is a leading manufacturer of towing and recovery equipment headquartered in Greencastle, Pennsylvania. JerrDan sells light-, medium- and heavy-duty wreckers, as well as aluminum, steel and industrial carriers, to towing services and salvage companies.

On July 29, 2004, the Company completed the acquisition of 75.0% of BAI. The Company has the right to acquire the remaining 25.0% interest in BAI three years after the closing of the acquisition. BAI manufactures and markets municipal and airport fire trucks and firefighting equipment and is headquartered in Brescia, Italy.

The operating results of JerrDan and BAI have been included in the Company’s consolidated statements of income from the date of acquisition and have been reported in the Company’s fire and emergency segment. The purchase prices, including acquisition costs, were allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill. The 25% after-tax interest not owned by the Company in BAI’s reported operating results, before amortization of purchase accounting adjustments, has been reflected in the Company’s consolidated financial statements as minority interest.

On November 1, 2004, the Company acquired 100% of the stock of CON-E-CO. CON-E-CO is a leading manufacturer of portable and stationary concrete batch plants headquartered in Blair, Nebraska. The purchase price, including acquisition costs and net of cash acquired of $18,906, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill.

The Company engaged a third party business valuation appraiser to assist in the valuation of the assets of CON-E-CO. The following is a preliminary summary of the recorded fair values of the assets acquired and liabilities assumed of CON-E-CO as of the date of acquisition:

Assets Acquired
Current assets, excluding cash of $100	$8,594
Property, plant and equipment	6,389
Intangible assets	4,241
Goodwill	5,899

Total assets acquired	25,123
Liabilities Assumed and Minority Interest
Current liabilities	3,595
Other long-term liabilities	2,622

Total liabilities assumed	6,217

Net assets acquired	$18,906

The valuation of intangible assets of CON-E-CO consists of $1,231 of assets subject to amortization and $3,010 assigned to tradenames not subject to amortization. The intangible assets subject to amortization consist of $1,001 in customer-related assets with a twenty-year average life and $230 of non-compete agreements with a five-year life. All the goodwill was assigned to the Company’s commercial segment and is not deductible for local tax purposes.

The CON-E-CO acquisition was accounted for using the purchase method of accounting and, accordingly, its operating results were included in the Company’s consolidated statements of income beginning November 1, 2004. The allocation of the excess purchase price, including acquisition costs, of the CON-E-CO acquisition over the estimated fair value of the assets acquired and liabilities assumed amounted to $5,899 and has been recorded as goodwill. The allocation was tentative at December 31, 2004, pending finalization of appraisal valuations, which are expected to be finalized by September 30, 2005.

Pro forma unaudited condensed consolidated operating results of the Company, assuming JerrDan, BAI and CON-E-CO had been acquired as of October 1, 2003, are summarized below:

	Three Months Ended December 31,
	2004	2003
Net sales	$647,182	$540,618
Net income	40,673	30,395
Earnings per share:
Class A Common Stock	$0.99	$0.76
Common Stock	1.15	0.88
Earnings per share assuming dilution	1.12	0.85

15. BUSINESS SEGMENT INFORMATION

	Three Months Ended December 31,
	2004	2003
Net sales to unaffiliated customers:
Fire and emergency	$194,156	$122,861
Defense	215,474	190,387
Commercial	241,581	182,996
Intersegment eliminations	(6,294)	(3,050)

Consolidated	$644,917	$493,194

Operating income (loss):
Fire and emergency	$18,445	$11,606
Defense	51,701	37,164
Commercial	5,625	7,187
Corporate and other	(8,139)	(9,229)

Consolidated operating income	67,632	46,728
Net interest expense	(1,785)	(898)
Miscellaneous other	(713)	(40)

Income before provision for income
taxes, equity in earnings of
unconsolidated afiiliates
and minority interest	$65,134	$45,790

	December 31, 2004	September 30, 2004
Identifiable assets:
Commercial:
U.S.(a)	$515,829	$470,609
Netherlands	175,186	157,614
Other European	104,986	89,022
Mexico	966	848

Total commercial	796,967	718,093
Fire and emergency:
U.S	494,226	489,926
Italy	57,025	58,454

Total fire and emergency	551,251	548,380
Defense - U.S.	216,840	183,955
Corporate and other - U.S.	20,298	1,986

Consolidated	$1,585,356	$1,452,414

(a) Includes investment in unconsolidated partnership.

Net sales by geographic region based on product shipment destination were as follows:

	Three Months Ended December 31,
	2004	2003
United States	$546,608	$381,120
Other North America	2,047	2,784
Europe and Middle East	66,557	98,065
Other	29,705	11,225

Consolidated	$644,917	$493,194

Item 2.    Oshkosh Truck Corporation
Management’s Discussion and Analysis of
Consolidated Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Truck Corporation (the “Company” or “Oshkosh”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital spending and debt levels, and plans and objectives of management for future operations, including those under the captions, “Executive Overview” and “Fiscal 2005 Outlook” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimates,” “anticipate,” “believe,” “should” or “plans” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the Company’s ability to turn around its Geesink Norba Group and McNeilus businesses, the success of the launch of the Revolution® composite concrete mixer drum, the cyclical nature of the Company’s commercial and fire and emergency markets, risks related to reductions in government expenditures, the uncertainty of government contracts, the challenges of identifying acquisition candidates and integrating acquired businesses, rapidly rising steel and component costs and the Company’s ability to avoid such cost increases based on its supply contracts or to recover such cost increases with increases in selling prices of its products, risks associated with international operations and sales, including foreign currency fluctuations, disruptions in the supply of parts or components from sole source suppliers and subcontractors and competition. In addition, the Company’s expectations for fiscal 2005 are based in part on certain assumptions made by the Company, which are set forth under the caption “Certain Assumptions.” Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2005.

All forward-looking statements, including those under the captions “Executive Overview” and “Fiscal 2005 Outlook,” speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. The Company has adopted a policy that if the Company makes a determination that it expects the Company’s earnings per share for future periods for which projections are contained in this Quarterly Report on Form 10-Q to be lower than those projections, then the Company will publicly disseminate that fact. The Company’s policy also provides that if the Company makes a determination that it expects earnings per share for future periods to be at or above the projections contained in this Quarterly Report on Form 10-Q, then the Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company’s next quarterly conference call, if at all.

All references herein to earnings per share refer to earnings per share assuming dilution.

General

The major products manufactured and marketed by each of the Company’s business segments are as follows:

Commercial – concrete mixer systems, refuse truck bodies, mobile and stationary refuse compactors and waste transfer stations, portable and stationary concrete batch plants and truck components sold to ready-mix companies and commercial and municipal waste haulers in the U.S., Europe and other international markets.

Fire and emergency – commercial and custom fire trucks, aircraft rescue and firefighting trucks, snow removal trucks, ambulances, wreckers, carriers and other emergency vehicles primarily sold to fire departments, airports, other governmental units and towing companies in the U.S. and abroad.

Defense – heavy- and medium-payload tactical trucks and supply parts and services sold to the U.S. military and to other militaries around the world.

Executive Overview

Since the onset of Operation Iraqi Freedom in 2003, the Company’s operating results have benefited substantially from increasing U.S. Department of Defense (“DoD”) requirements for new trucks as well as parts, service, armoring and major overhauls of Oshkosh defense vehicles operated in Iraq. The Company believes that the DoD’s requirements for these services related to Operation Iraqi Freedom will increase in fiscal 2005, and perhaps again in fiscal 2006, from the high levels experienced in fiscal 2004. In fiscal 2007 through fiscal 2009, the Company believes that the requirements from this conflict will remain high, but total defense segment sales may decline in this period. The Company expects to have better visibility over the next six months to its defense sales in fiscal 2006 through fiscal 2009 as it anticipates a federal supplemental spending bill and the federal fiscal 2005 budget bill to be passed which should provide some clarity to the level of anticipated DoD spending over this period for the Company’s truck programs. However, due to the unpredictable nature of military conflicts and the complexities of U.S. funding of Operation Iraqi Freedom, the Company is unable to provide assurance that its defense segment sales in fiscal 2006 will increase from fiscal 2005 levels or that its defense segment sales will remain at relatively high levels during the period from fiscal 2007 through fiscal 2009. As a result, the Company’s plans focus on deriving most of its sales and earnings growth, if any, over the period of fiscal 2006 through fiscal 2009 from its non-defense segments and from acquisitions.

In January 2007, new emission standards are scheduled to be effective for diesel engines in the classes of chassis the Company sells and/or utilizes for mounting of the Company’s truck bodies. When the last emission standards changes became effective in 2003, the Company experienced an acceleration of purchases of trucks and truck bodies in its commercial segment immediately prior to the effective date of the new standards and lower purchases immediately following such date. The Company believes that a similar acceleration of purchases could occur in fiscal 2006 and early fiscal 2007, with lower purchases possible beginning in the second quarter of fiscal 2007.

The Company has reported substantially higher operating results in the three months ended December 31, 2004 compared to the same period last year and expects to continue this trend of higher operating results for its full fiscal year 2005, as follows:

	Percentage Increase vs. Prior Year
	Actual First Quarter Fiscal 2005	Full Year Fiscal 2005 Estimate(1)
Sales	30.8%	22.7%
Operating income	44.7%	31.9%
Net income	36.6%	27.0%
Earnings per share assuming dilution	33.7%	23.0%

(1) Company estimates as of January 25, 2005

The improved results in the first three months of fiscal 2005 have been driven by the Company’s defense segment, which has benefited from a more than doubling in parts and service sales compared to the prior year due to requirements arising from conflicts in Iraq and Afghanistan, the negotiation of contracts in the first quarter under which the Company recovered $3.7 million of pre-contract costs expensed in fiscal 2004 related to maintenance and armoring work performed in Iraq, and a cumulative life-to-date adjustment that added $8.5 million of operating income from an increase in the estimated margins from 7.6% to 8.5% on the Company’s multi-year Medium Tactical Vehicle Replacement (“MTVR”) contract, which is recorded utilizing the percentage-of-completion accounting method. These factors caused the Company’s defense sales and operating income to increase 13.2% and 39.1%, respectively, during the first three months of fiscal 2005. For the full fiscal year, the Company expects its defense sales to grow approximately 26.6% and its defense operating income to grow 22.0% to $156.0 million due to higher new truck and overhaul business and strong parts and service sales. Given the significant ongoing operational requirements in Iraq and Afghanistan, these fiscal 2005 estimates may increase as the Company pursues additional business to support the U.S. armed forces.

In the Company’s fire and emergency segment, sales were up 58.0% in the first three months of fiscal 2005 and operating income increased 58.9%. Due to six to nine month lead times for custom fire apparatus, shipments in the first three months of fiscal 2005 largely related to orders received in fiscal 2004. The Company’s orders have increased substantially over the last four quarters, resulting in a 53.2% increase [a 29.9% increase for businesses other than JerrDan Corporation (“JerrDan”) and BAI Brescia Antincendi International S.r.l. and an affiliate (“BAI”)] in segment backlog at December 31, 2004 compared to prior year levels. The Company expects to report substantially improved sales and earnings in this segment in fiscal 2005 as these orders are shipped. The Company also estimates that the acquisitions of JerrDan and BAI will contribute sales and operating income of $170.0 million and $17.5 million in fiscal 2005, respectively. Together, the Company estimates that improving order rates and these acquisitions will result in fire and emergency segment sales growth of 38.4% and operating income growth of approximately 43.7% in fiscal 2005.

The Company’s commercial segment has realized significantly higher orders in all product lines in recent quarters except European refuse products, leading to a 32.0% increase in commercial segment sales during the first quarter of fiscal 2005. The Company’s operating income during this period, however, declined 21.7%. The reasons for the lower earnings are outlined under Results of Operations and primarily involve operating losses in the Company’s European refuse business due to weak industry conditions in Europe, competitive pricing conditions and higher start-up costs on new product launches. The Company expects this business to incur an operating loss for fiscal 2005, but expects the profitability of its domestic operations to improve over the next three quarters. At December 31, 2004, the Company’s backlog in its commercial segment was up 29.9% as industry order volumes have rebounded in concrete placement and domestic refuse product lines from a two-year downturn. With improved order trends in the U.S., a strong unit backlog and price increases ranging from 8.0% to 11.5% beginning to take effect, the Company believes that its overall commercial segment performance will improve in the next three quarters of fiscal 2005 based on the anticipated improvement of its domestic operations. The Company estimates its commercial segment sales and operating income will grow by approximately 9.1% and 33.5%, respectively, in fiscal 2005.

As a result of the operating losses in the European refuse business in fiscal 2004 and fiscal 2005 to date, the Company continued its review for potential impairment of the goodwill recorded with respect to this business as described in “Note 7 to the Notes to Condensed Consolidated Financial Statements.” The Company concluded in its review that such goodwill was not impaired at December 31, 2004, although the Company will continue to monitor this investment.

The Company’s cash flow has been strong due to earnings growth. Assuming no further acquisitions, the Company estimates that debt will rise in mid-fiscal 2005 for seasonal working capital requirements and then decline to approximately $20.0 million at September 30, 2005. The Company believes its strong cash flow has also contributed to a significant increase in the Company’s borrowing capacity to support the Company’s acquisition strategy.

Based on the Company’s strong financial performance in its first quarter and new business originated during the quarter, the Company announced on January 25, 2005 that it had increased its estimate of fiscal 2005 earnings per share assuming dilution from $3.45 per share as previously estimated on October 28, 2004 to $3.85 per share.

Please refer to “Fiscal 2005 Outlook” and “Certain Assumptions” for a detailed discussion of the Company’s sales, operating income, net income, earnings per share and debt estimates for fiscal 2005.

During fiscal 2004 and 2005, costs have risen sharply for steel and component parts containing steel, and the availability of steel has been limited, especially for small consumers of steel, including certain of the Company’s suppliers. The Company uses thousands of tons of steel annually and some industry experts have estimated the increase in steel costs over the last year at more than 120%, with further increases likely in fiscal 2005. A surge in over-the-road truck sales has also created a shortage of certain components utilized by the Company and resulted in periodic delays in receipt of chassis scheduled for mounting of the Company’s truck bodies. The ultimate duration and severity of these conditions is not presently estimable, but these conditions are likely to continue throughout fiscal 2005. Based on long-term agreements with suppliers, the Company has been able to avoid some of the impact of these cost increases, but not all the Company’s suppliers have been able to honor their contracts with the Company. To mitigate these increases, the Company announced 4.5% — 9.5% price increases in fiscal 2004 and 2.0% — 5.5% price increases in fiscal 2005 to date in all of its commercial and fire and emergency business units. The new prices apply to all new orders received after their respective effective dates, but the Company does not anticipate being able to recover all the cost increases from customers due to the significant amount of orders in the Company’s backlog prior to the effective dates of product selling price increases and because competitive conditions have limited price increases in some market sectors. If steel and component costs continue to rise sharply, then the Company expects to announce further price increases later this fiscal year. Due to the nature of its defense business, which is generally based on firm, fixed-price contracts, the Company is generally limited in its ability to raise prices in response to rising steel and component costs. The Company generally has firm pricing from its suppliers to its defense business at the time of contract award, but it does not expect these supply contracts to fully protect the Company from steel cost increases in its defense segment. Commencing in the second half of fiscal 2004, the Company has sought substantially higher pricing for all new defense contracts executed since that time to recover higher anticipated steel and component costs expected for the balance of fiscal 2005 and beyond.

The Company estimates that the adverse impact of higher steel and component costs on first quarter earnings was at least $0.06 per share. The Company expects these conditions to negatively impact earnings by at least $0.35 per share in fiscal 2005, and has factored this impact into its estimate of fiscal 2005 earnings.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in thousands):

	First Quarter Fiscal
	2005	2004
Net sales to unaffiliated customers:
Fire and emergency	$194,156	$122,861
Defense	215,474	190,387
Commercial	241,581	182,996
Intersegment eliminations	(6,294)	(3,050)

Consolidated	$644,917	$493,194

First Quarter Fiscal 2005 Compared to 2004

Consolidated net sales increased 30.8% to $644.9 million for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Net sales increases were recorded in all segments.

Fire and emergency segment net sales increased 58.0% to $194.2 million for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The acquisitions of JerrDan and BAI contributed sales totaling $43.6 million in the quarter. Sales rose 22.5% for other businesses in the segment, reflecting strong order flow in fiscal 2004, principally arising from improved municipal spending for fire apparatus and airport products and an increased emphasis on homeland security apparatus.

Defense segment net sales increased 13.2% to $215.5 million for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. New truck sales declined during the first quarter, but a more than doubling of parts and service sales drove segment sales up for the quarter. Sales for the first quarter of fiscal 2004 included a large number of heavy equipment transporters for the U.K. The contract for those vehicles was concluded in fiscal 2004.

Commercial segment net sales increased 32.0% to $241.6 million for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Concrete placement product sales were up 56.8% in 2005 compared to 2004, largely due to higher unit sales volume, including a higher mix of package sales which include both a rear-discharge concrete mixer truck body and a purchased chassis. U.S. refuse product sales increased 29.0% for the quarter, primarily due to higher unit sales, especially to large, U.S. commercial waste-haulers. Pricing for these U.S. product lines was relatively flat in the first quarter compared to the prior year. European refuse product sales were down 11.8% compared to 2004, generally as a result of lower unit sales and lower pricing in many end markets, partially offset by favorable currency translation adjustments as a result of the increased strength of the euro compared to the U.S. dollar.

Analysis of Consolidated Operating Income

The following table presents operating income by business segment (in thousands):

	First Quarter Fiscal
	2005	2004
Operating income (expense):
Fire and emergency	$18,445	$11,606
Defense	51,701	37,164
Commercial	5,625	7,187
Corporate and other	(8,139)	(9,229)

Consolidated operating income	$67,632	$46,728

First Quarter Fiscal 2005 Compared to 2004

Consolidated operating income increased 44.7% to $67.6 million, or 10.5% of sales, in the first quarter of fiscal 2005 compared to $46.7 million, or 9.5% of sales, in the first quarter of fiscal 2004.

Fire and emergency segment operating income increased 58.9% to $18.4 million, or 9.5% of sales, in the quarter compared to $11.6 million, or 9.7% of sales, in the prior year quarter. The JerrDan and BAI acquisitions contributed operating income of $3.0 million during the first quarter. Operating income for the other business units in the segment increased 32.7% for the quarter, reflecting both the higher sales in the quarter and an improved sales mix.

Defense segment operating income increased 39.1% to $51.7 million, or 24.0% of sales, in the quarter compared to $37.2 million, or 19.5% of sales, in the prior year quarter. A significant shift in mix to parts and service sales largely drove the increase in operating income for the first quarter. In the first quarter of fiscal 2005, the Company also negotiated contracts under which the Company recovered $3.7 million of costs previously incurred to maintain and armor certain vehicles in Iraq before the Company had contracts in place with the U.S. Army. Lastly, an $8.5 million cumulative catch-up adjustment to the MTVR base contract margins in the first quarter of fiscal 2005 that was larger than the adjustment in the first quarter of fiscal 2004 drove higher earnings in this year’s first quarter. In the first quarter of fiscal 2005, the Company raised its MTVR base contract margins by 0.9% to 8.5%. In the first quarter of fiscal 2004, the Company raised its MTVR base contract margins by 0.8% to 6.3% recognizing a cumulative catch-up adjustment to increase earnings by $6.5 million. The MTVR base contract margin adjustment in the first quarter of fiscal 2005 reflected the final negotiation of disputed pricing on two components of the MTVR truck, improved overhead absorption related to higher than expected defense production volumes resulting from increased business related to the conflict in Iraq and other items.

Commercial segment operating income decreased 21.7% to $5.6 million, or 2.3% of sales, in the quarter compared to $7.2 million, or 3.9% of sales, in the prior year quarter. Operating income margins fell in the first quarter of fiscal 2005 compared to the prior year quarter due to an operating loss of $2.6 million sustained at the Company’s European refuse business. Operating income of U.S. operations in the segment was up $3.1 million and associated operating income margins grew 0.3% in the first quarter of fiscal 2005 compared to the prior year. The Company’s European refuse operating loss in the first quarter of fiscal 2005 resulted from lower unit volume, lower pricing in many end markets and increased material, labor and warranty costs associated with the launch of the new Geesink-branded rear loader. In the U.S., relatively flat pricing at a time of escalating steel and component cost increases offset the overhead absorption benefits of substantially higher unit volumes, resulting in the relatively flat operating income margins for U.S. operations in the first quarter of fiscal 2005 compared to the prior year. See “Executive Overview” and “Note 7 to the Condensed Consolidated Financial Statements.”

Corporate operating expenses and inter-segment profit elimination decreased $1.1 million to $8.1 million in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Current quarter results included the benefit of favorable settlements of product liability matters aggregating $4.2 million which offset higher compensation expense.

Consolidated operating expenses increased 15.0% to $48.0 million, or 7.4% of sales, in the first quarter of fiscal 2005 compared to $41.7 million, or 8.5% of sales in the first quarter of fiscal 2004. The favorable settlements of product liability matters in the first quarter of fiscal 2005 caused the decline in operating expenses as a percentage of sales.

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2005 Compared to 2004

Net interest expense increased $0.9 million to $1.8 million in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004, largely as a result of borrowings for acquisitions.

The effective income tax rate increased to 38.6% for the first quarter of fiscal 2005 compared to 36.5% in the first quarter of fiscal 2004 due to higher state income taxes.

Equity in earnings of unconsolidated affiliates of $0.5 million in the first quarter of fiscal 2005 and $0.6 million in fiscal 2004 primarily represents the Company’s equity interest in a lease financing partnership.

Financial Condition

First Quarter of Fiscal 2005

During the first three months of fiscal 2005, borrowings under the Company’s revolving credit facility of $25.5 million and proceeds from the exercise of stock options of $16.3 million funded the acquisition of CON-E-CO for $18.9 million, cash used in operating activities of $11.2 million, capital expenditures of $3.5 million, dividends of $3.1 million and an increase in cash of $7.5 million. Cash used in operations during the first three months of fiscal 2005 was flat with cash used in operations in the first three months of fiscal 2004. Seasonal working capital demands of the Company’s concrete placement business historically drive a use of cash from operations in the first quarter of each year as the Company builds inventory for sale in the spring of each calendar year.

The Company’s debt-to-total capital ratio at December 31, 2004 was 12.7% compared to 10.7% at September 30, 2004.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $37.6 million and approximately $381.1 million of unused availability under the terms of its revolving credit facility as of December 31, 2004. The Company’s primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends, and, potentially, future acquisitions. The Company expects its primary sources of cash will be cash flow from operations, cash and cash equivalents on hand at December 31, 2004 and borrowings under the Company’s revolving credit facility.

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

Interest rates on borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.50%) or the “Offshore Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of .70% for Offshore Rate loans under the Company’s revolving credit facility as of December 31, 2004. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rate on borrowings outstanding at December 31, 2004 was 3.49%. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

In addition to the Company’s revolving credit facility, the Company’s wholly-owned subsidiary in the Netherlands, Geesink Group B.V., and certain of its affiliates are party to a euro 2.5 million bank credit facility (the “euro facility”) which supports a cross-border cash pooling arrangement. There were no borrowings outstanding under the euro facility at December 31, 2004.

Based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2005. See “Fiscal 2005 Outlook.” Debt levels and capital resource requirements may change, however, because the Company maintains an active acquisitions strategy and the Company cannot reasonably estimate the capital requirements of this strategy.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company’s contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K for the year ended September 30, 2004 have not materially changed since that report was filed.

Application of Critical Accounting Policies

The Company’s application of critical accounting policies disclosures in its Annual Report on Form 10-K for the year ended September 30, 2004 have not materially changed since that report was filed.

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2004 have not materially changed since that report was filed.

New Accounting Standards

Refer to “Note 2 to the Condensed Consolidated Financial Statements” for a discussion of the impact on the Company’s financial statements of new accounting standards.

Customers and Backlog

Sales to the DoD comprised approximately 33% of the Company’s sales in the first three months of fiscal 2005. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at December 31, 2004 increased 29.7% to $1,865.0 million compared to $1,437.7 million at December 31, 2003. Commercial segment backlog increased 29.9% to $279.7 million at December 31, 2004 compared to December 31, 2003. Unit backlog for front-discharge concrete mixers was up 6.5% while unit backlog for rear-discharge concrete mixers was up 48.7% as concrete placement markets began to strengthen during fiscal 2004. Unit backlog for refuse packers was down 1.4% domestically and down 5.5% in Europe. Domestic refuse backlog declined due to high shipments in the first quarter of fiscal 2005. European refuse backlog remained down due to a soft European economy. Fire and emergency segment backlog increased 53.2% to $532.4 million at December 31, 2004 compared to December 31, 2003, due to higher orders in the six months ended December 31, 2004 compared to the same period ended December 31, 2003 and $80.9 million attributable to acquisitions. The defense segment backlog increased 20.4% to $1,052.9 million at December 31, 2004 compared to December 31, 2003, principally due to the award of a U. K. Wheeled Tanker contract with shipments commencing in fiscal 2005, and increased parts, service, remanufacturing and heavy-payload truck orders related to the conflicts in Iraq and Afghanistan. Approximately 23.0% of the Company’s December 31, 2004 backlog is not expected to be filled in fiscal 2005.

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

Fiscal 2005 Outlook

The Company estimates that fiscal 2005 consolidated net sales will approximate $2.775 billion, up 22.7% from fiscal 2004 net sales, with $195.0 million of the sales increase from recently consummated acquisitions. All comparisons are to fiscal 2004 actual results and assume no acquisitions other than JerrDan, BAI and CON-E-CO.

The Company estimates that commercial sales will increase about 9.1% to approximately $990.0 million in fiscal 2005. The Company is projecting an increase in concrete placement sales of 11.1% in fiscal 2005, largely due to price increases and approximately $25.0 million due to the post-acquisition sales of
CON-E-CO, which was acquired on November 1, 2004. The Company expects to sell 1,000 Revolution composite concrete mixer drums in fiscal 2005. The Company is projecting domestic refuse sales to increase approximately 10.8% in fiscal 2005, largely due to price increases, and slightly higher unit volume estimates. The Company expects that Geesink Norba Group refuse product sales will be flat in fiscal 2005 with no recovery in the European market.

The Company expects that fire and emergency sales will be up about 38.4% to approximately $830.0 million in fiscal 2005. The Company expects the acquisitions of JerrDan and BAI to contribute $170.0 million to segment sales in fiscal 2005, up from $35.4 million in fiscal 2004. The balance of the estimated increase in segment sales in fiscal 2005 is expected to result from improved orders received in fiscal 2004.

The Company is projecting defense sales to increase 26.6% to $980.0 million in fiscal 2005 due to DoD requirements associated with Operation Iraqi Freedom, including recently signed contracts to armor and install air conditioners in the DoD’s FHTV fleet, and to increase production of heavy-payload trucks.

By quarter, the Company estimates that fiscal 2005 sales will approximate $645.0 million in quarter two, $750.0 million in quarter three and $735.1 million in quarter four.

The Company is projecting consolidated operating income to be up about 31.9% to approximately $238.0 million in fiscal 2005.

The Company is projecting fire and emergency segment operating income to increase 43.7% to $79.0 million in fiscal 2005. The Company expects that the JerrDan and BAI acquisitions will contribute $17.5 million to segment operating income in fiscal 2005, up from $1.2 million in fiscal 2004. The Company expects the operating income of its other fire and emergency businesses to grow approximately 16.0% in fiscal 2005.

The Company is projecting defense operating income to increase 22.0% to $156.0 million in fiscal 2005. This estimate assumes the MTVR base contract margins remain at 8.5%. In fiscal 2004, cumulative catch-up adjustments to increase MTVR base contract margins in the first, third and fourth quarters added $19.5 million of operating income.

In the commercial segment, the Company projects operating income to increase 33.5% to $46.5 million. In this segment, the Company is projecting concrete placement operating income to be up 44.4% in fiscal 2005 due to estimated improvements in product pricing, lower manufacturing costs and estimated operating income of CON-E-CO of $2.0 million. The Company expects domestic refuse operating income to be up 36.6% in fiscal 2005 due to the increase in sales and improved manufacturing efficiencies. The Company expects the Company’s European refuse business to generate an operating loss of $4.5 million in fiscal 2005 as the Company is attempting to turn around this business.

The Company expects corporate expenses to approximate $43.5 million in fiscal 2005, up 16.8% compared to fiscal 2004, primarily due to personnel cost increases. The Company is projecting net interest costs to increase $3.6 million in fiscal 2005 to $7.5 million due to acquisition-related indebtedness.

The Company estimates that in fiscal 2005 its effective tax rate will approximate 38.6%, that equity in earnings of its unconsolidated affiliates will approximate $2.0 million after taxes and that minority interest in BAI earnings will approximate $0.2 million. These estimates result in the Company’s estimate of fiscal 2005 net income of $143.3 million and earnings per share of $3.85. The Company’s earnings per share estimate for fiscal 2005 assumes that the JerrDan, BAI and CON-E-CO acquisitions will be $0.20 per share accretive to earnings and that unrecovered steel and component price increases will have a $0.35 adverse impact on earnings per share.

By quarter, the Company expects that net income will approximate $24.6 million in quarter two, $37.7 million in quarter three and $40.4 million in quarter four. Based on an estimated 37.25 million average diluted shares outstanding for the year, these net income estimates result in earnings per share estimates of $0.66 in quarter two, $1.01 in quarter three and $1.06 in quarter four.

Assuming no further acquisitions, the Company estimates that debt will decrease to $20.0 million at September 30, 2005 compared to September 30, 2004 levels, but will fluctuate with seasonal working capital demands. The Company anticipates capital spending to approximate $30.0 million in fiscal 2005, much of which the Company expects will support the continued worldwide rollout of the Revolution® composite concrete mixer drum.

Certain Assumptions

The expectations set forth in “Executive Overview” and “Fiscal 2005 Outlook” are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, that the Company will be able to turnaround the business of the Geesink Norba Group sufficiently to support its current valuation resulting in no non-cash impairment charge for Geesink Norba Group goodwill; the sale of approximately 1,000 Revolution® composite mixer drums in the U.S. in fiscal 2005 at favorable pricing and costs; the Company’s estimates for concrete placement activity, housing starts and mortgage rates; a modest economic recovery in the U.S. and no economic recovery in Europe; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies, in particular at McNeilus and the Geesink Norba Group; the anticipated level of production and margins associated with the base MTVR contract and MTVR-related contracts, international defense truck contracts, the Family of Heavy Tactical Vehicles contract and the Indefinite Demand/Indefinite Quantity contract; the expected level of DoD procurement of replacement parts and remanufacturing of trucks and funding thereof; the Company’s targets for the Geesink Norba Group sales and operating losses; the expected level of commercial “package” body and purchased chassis sales compared to “body only” sales; the Company’s estimates for capital expenditures of municipalities for fire and emergency and refuse products, of airports for rescue and snow removal products and of large commercial waste haulers generally and with the Company; the Company’s estimates for the impact of steel and component cost increases and its ability to avoid such cost increases based on its supply contracts or recover rising steel and component costs with increases in prices of its products; the Company’s planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the Company’s ability to integrate acquired businesses and achieve expected synergies; the expected level of commercial “package” body and purchased chassis sales compared to “body only” sales; the Company’s estimates of the impact of changing fuel prices and credit availability on capital spending of towing operators; the Company’s ability to sustain market share gains by its fire and emergency and refuse products businesses; anticipated levels of capital expenditures, especially with respect to the rollout of the Revolution composite mixer drum; the Company’s estimates for costs relating to litigation, product warranty, insurance and other raw materials; and the Company’s estimates for debt levels, interest rates, working capital needs and effective tax rates. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results that the forward-looking statements contemplate.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 and have not materially changed since that report was filed except as noted below.

The Company’s export sales have historically been denominated in the Company’s functional currency, the U.S. dollar. In March 2003, the Company entered into a multi-year contract to provide Wheeled Tanker systems to the U.K. Ministry of Defence. This contract, which is included in the Company’s backlog at December 31, 2004 and which calls for deliveries in fiscal 2005 through fiscal 2007, is denominated in British Sterling. Additionally, in connection with this Wheeled Tanker contract, the Company has entered into requirements subcontracts with various third parties. Certain of these subcontracts call for payments in euros and British Sterling. The Company has hedged a significant portion of the forecasted cash flows related to this contract by entering into forward foreign exchange contracts. Any portion of these contractual cash flows that remain unhedged will subject the Company to foreign currency transaction risk and related financial volatility. See “Note 8 to the Condensed Consolidated Financial Statements” for details regarding the Company’s use of forward foreign exchange contracts in connection with the Wheeled Tanker contract and other forecasted purchases and sales denominated in foreign currency.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended December 31, 2004. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2004 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

OSHKOSH TRUCK CORPORATION
PART II. OTHER INFORMATION
FORM 10-Q
December 31, 2004

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 1995, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s Common Stock. The Company did not repurchase any shares under the authorization during the quarter ended December 31, 2004. As of December 31, 2004, the Company had authority to repurchase 1,615,395 shares of Common Stock under that program. The repurchase authorization does not expire.

Item 6. Exhibits

Exhibit No.	Description

10.1	Summary of Cash Compensation for Non-Employee Directors

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 1, 2005.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 1, 2005.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated February 1, 2005.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated February 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH TRUCK CORPORATION
February 1, 2005	/S/ R. G. Bohn
R. G. Bohn
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)
February 1, 2005	/S/ C. L. Szews
C. L. Szews
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
February 1, 2005	/S/ T. J. Polnaszek
T. J. Polnaszek
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Summary of Cash Compensation for Non-Employee Directors

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 1, 2005.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 1, 2005.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated February 1, 2005.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated February 1, 2005.