Form 10-Q
period 2005-03-31
OSHKOSH TRUCK CORP
filed 2005-05-04
CIK 775158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

(x)	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

or

(_)	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Registrant’s telephone number, including area code (920) 235-9151

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of May 4, 2005: 36,361,963

OSHKOSH TRUCK CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED MARCH 31, 2005

			Page
Part I.		Financial Information
	Item 1.	Financial Statements (Unaudited)
		Condensed Consolidated Statements of Income
		- Three Months Ended and Six Months Ended
		March 31, 2005 and 2004	3
		Condensed Consolidated Balance Sheets
		- March 31, 2005 and September 30, 2004	4
		Condensed Consolidated Statement of Shareholders' Equity
		- Six Months Ended March 31, 2005	5
		Condensed Consolidated Statements of Cash Flows
		- Six Months Ended March 31, 2005 and 2004	6
		Notes to Condensed Consolidated Financial Statements
		- March 31, 2005	7
	Item 2.	Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations	25
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
	Item 4.	Controls and Procedures	43
Part II.		Other Information
	Item 1.	Legal Proceedings	44
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
	Item 4.	Submission of Matters to a Vote of Security Holders	45
	Item 6.	Exhibits	46
Signatures			47

PART I. ITEM 1. FINANCIAL INFORMATION
OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net sales	$672,355	$518,213	$1,317,272	$1,011,407
Cost of sales	552,462	440,450	1,081,788	845,222

Gross income	119,893	77,763	235,484	166,185
Operating expenses:
Selling, general and administrative	55,240	41,009	101,505	81,040
Amortization of purchased intangibles	2,028	1,669	3,722	3,332

Total operating expenses	57,268	42,678	105,227	84,372

Operating income	62,625	35,085	130,257	81,813
Other income (expense):
Interest expense	(2,239)	(1,401)	(4,490)	(2,549)
Interest income	552	331	1,018	581
Miscellaneous, net	100	600	(613)	560

	(1,587)	(470)	(4,085)	(1,408)

Income before provision for income taxes,
equity in earnings of unconsolidated
affiliates and minority interest	61,038	34,615	126,172	80,405
Provision for income taxes	23,570	12,636	48,702	29,348

Income before equity in earnings
of unconsolidated affiliates
and minority interest	37,468	21,979	77,470	51,057
Equity in earnings of unconsolidated
affiliates, net of income taxes	867	494	1,340	1,114
Minority interest, net of income taxes	(145)	--	(46)	--

Net income	$38,190	$22,473	$78,764	$52,171

Earnings per share:
Class A Common Stock	$0.92	$0.56	$1.91	$1.30
Common Stock	$1.06	$0.64	$2.20	$1.50
Earnings per common share
assuming dilution	$1.04	$0.62	$2.15	$1.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2005	September 30, 2004
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$23,178	$30,081
Receivables, net	287,151	253,914
Inventories	556,031	368,067
Prepaid expenses	21,515	17,612
Deferred income taxes	36,025	41,033

Total current assets	923,900	710,707
Investment in unconsolidated affiliates	19,893	21,187
Other long-term assets	34,549	26,375
Property, plant and equipment:
Land and land improvements	18,740	17,163
Equipment on operating lease to others	2,406	2,248
Buildings	112,031	104,195
Machinery and equipment	199,592	192,932

	332,769	316,538
Less accumulated depreciation	(158,010)	(147,962)

Net property, plant and equipment	174,759	168,576
Purchased intangible assets, net	133,174	140,506
Goodwill	407,404	385,063

Total assets	$1,693,679	$1,452,414

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$212,370	$200,290
Customer advances	292,851	209,656
Floor plan notes payable	46,946	25,841
Payroll-related obligations	43,180	43,978
Income taxes	9,767	17,575
Accrued warranty	37,046	35,760
Other current liabilities	95,683	73,842
Revolving credit facility and
current maturities of long-term debt	66,310	72,739

Total current liabilities	804,153	679,681
Long-term debt	3,048	3,209
Deferred income taxes	63,919	66,543
Other long-term liabilities	69,147	64,259
Minority interest	2,817	2,629
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares;
none issued and outstanding	--	--
Class A Common Stock, $.01 par value; authorized 2,600,000
shares in 2005, 1,000,000 shares in 2004; issued - 804,261
in 2005 and 810,231 in 2004	8	8
Common Stock, $.01 par value; authorized 150,000,000 shares
in 2005, 60,000,000 shares in 2004; issued - 35,557,702
in 2005 and 34,853,827 in 2004	355	348
Paid-in capital	176,304	142,455
Retained earnings	547,616	472,025
Common Stock in treasury, at cost; 0 shares in 2005 and
324,246 shares in 2004	--	(1,832)
Unearned compensation	(5,121)	(6,082)
Accumulated other comprehensive income	31,433	29,171

Total shareholders' equity	750,595	636,093

Total liabilities and shareholders' equity	$1,693,679	$1,452,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED MARCH 31, 2005
(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Common Stock in Treasury at Cost	Unearned Compensation	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance at September 30, 2004	$356	$142,455	$472,025	$(1,832)	$(6,082)	$29,171	$636,093
Net income	--	--	78,764	--	--	--	78,764
Loss on derivative
instruments (net of
income tax benefit of $4,456)	--	--	--	--	--	(7,194)	(7,194)
Currency translation
adjustments	--	--	--	--	--	9,456	9,456
Cash dividends:
Class A Common Stock	--	--	(60)	--	--	--	(60)
Common Stock	--	--	(3,113)	--	--	--	(3,113)
Issuance of restricted stock	--	462	--	--	(462)	--	--
Amortization of unearned
compensation	--	--	--	--	1,423	--	1,423
Exercise of stock options	7	16,277	--	1,832	--	--	18,116
Tax benefit related to
stock options exercised	--	17,110	--	--	--	--	17,110

Balance at March 31, 2005	$363	$176,304	$547,616	$--	$(5,121)	$31,433	$750,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2005	2004
	(In thousands)
Operating activities:
Net income	$78,764	$52,171
Non-cash adjustments	21,338	13,630
Changes in operating assets and liabilities	(76,319)	(61,440)

Net cash provided from operating activities	23,783	4,361
Investing activities:
Acquisition of businesses, net of cash acquired	(29,896)	--
Additions to property, plant and equipment	(7,549)	(13,446)
Proceeds from sale of assets	13	104
Decrease (increase) in other long-term assets	3,587	(4,195)

Net cash used for investing activities	(33,845)	(17,537)
Financing activities:
Net borrowings (repayments) under revolving credit facility	(8,230)	17,500
Proceeds from exercise of stock options	18,116	4,471
Proceeds from issuance of long-term debt	--	965
Repayment of long-term debt	(378)	(1,824)
Dividends paid	(6,255)	(4,012)

Net cash provided from financing activities	3,253	17,100
Effect of exchange rate changes on cash	(94)	1,289

Increase (decrease) in cash and cash equivalents	(6,903)	5,213
Cash and cash equivalents at beginning of period	30,081	19,245

Cash and cash equivalents at end of period	$23,178	$24,458

Supplementary disclosures:
Depreciation and amortization	$16,559	$13,213
Cash paid for interest	3,942	2,284
Cash paid for income taxes	37,246	21,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

The Company recorded cumulative adjustments in each of the first two quarters of fiscal 2005 to increase the life-to-date margin recognized on its multi-year Medium Tactical Vehicle Replacement (“MTVR”) production contract, which is accounted for under the “percentage-of-completion” method, by a total of 2.3 percentage points for the six months ended March 31, 2005, including 1.4 percentage points recognized in the three month period ended March 31, 2005. The adjustments resulted from negotiation with suppliers during the period of disputed pricing on two components of the MTVR truck, lower material costs as steel costs were less than anticipated, improved overhead absorption under the contract due to increased overall defense segment production volume, lower warranty costs due to favorable field experience and other items. The cumulative life-to-date adjustments in fiscal 2005 increased the margin percentage recognized on the contract from 7.6% to 9.9%. These changes in estimate increased operating income for the three and six months ended March 31, 2005 by $14,100 and $22,600, net income by $8,700 and $13,900 and earnings per share by $0.24 and $0.38, including amounts related to revenues recorded in prior periods of $13,500 and $21,500 in operating income, $8,300 and $13,200 in net income and $0.23 and $0.36 in earnings per share for the three and six months ended March 31, 2005, respectively. The Company had recorded a cumulative, life-to-date adjustment in the first quarter of fiscal 2004 to increase the margin percentage on this contract from 5.5% to 6.3% which increased operating income for the six months ended March 31, 2004 by $6,500, net income by $4,100 and earnings per share by $0.12.

2. NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), “Share-Based Payment,”(“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that the cost resulting from share-based payment transactions be recognized in the financial statements at fair value. SFAS No. 123(R) also amends SFAS No 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. On April 14, 2005, the SEC announced the adoption of a rule which defers the required effective date of SFAS 123(R). The Company intends to adopt this new standard during the first quarter of fiscal 2006, as required, under the modified prospective method. The Company is currently assessing the impact of adoption of SFAS No. 123(R) and considering the valuation models available.

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS 151 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In November 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an Amendment of APB No. 29” (“SFAS 153”). SFAS 153 requires that exchanges of productive assets for similar productive assets should be measured based on the fair value of the assets exchanged except in those instances in which the exchanges of nonmonetary assets do not have commercial substance. SFAS 153 is effective prospectively for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS 151 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

3. COMPREHENSIVE INCOME

Total comprehensive income is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income	$38,190	$22,473	$78,764	$52,171
Currency translation adjustments	(11,575)	(5,816)	9,456	10,342
Derivative instruments,
net of income taxes	(1,279)	(5,062)	(7,194)	(11,097)

Comprehensive income	$25,336	$11,595	$81,026	$51,416

4. EARNINGS PER SHARE

The following table reconciles net income to net income available to respective classes of common stock for purposes of the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Basic earnings per share:
Net income	$38,190	$22,473	$78,764	$52,171
Class A Common Stock	742	456	1,541	1,061

Income available to Common Stockholders	$37,448	$22,017	$77,223	$51,110

Diluted earnings per share - net income	$38,190	$22,473	$78,764	$52,171

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Basic earnings per share:
Class A Common Stock	805,003	813,413	805,728	814,356
Common Stock	35,308,080	34,182,103	35,055,809	34,082,680
Effect of dilutive options and
incentive compensation awards	705,411	1,035,044	774,047	954,025

Denominator for dilutive earnings
per share	36,818,494	36,030,560	36,635,584	35,851,061

5. INVENTORIES

Inventories consist of the following:

	March 31, 2005	September 30, 2004
Finished products	$169,919	$106,618
Partially finished products	236,192	140,835
Raw materials	232,428	197,674

Inventories at FIFO cost	638,539	445,127
Less: Performance-based payments on
U.S. government contracts	(59,298)	(56,731)
Excess of FIFO cost over LIFO cost	(23,210)	(20,329)

	$556,031	$368,067

Title to all inventories related to government contracts, which provide for performance-based payments, vests with the government to the extent of unliquidated performance-based payments.

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

The Company’s investment in unconsolidated affiliates consists primarily of an interest in Oshkosh/McNelius Financial Services Partnership (“OMFSP”). The Company and an unaffiliated third party are general partners in OMFSP. OMFSP was formed in 1998 when each partner contributed existing lease assets (and in the case of the Company, related notes payable to third party lenders that were secured by such leases) to capitalize the partnership. OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing, primarily to customers of the Company. OMFSP purchases trucks, truck bodies and concrete batch plants from the Company, the Company’s affiliates and, occasionally, unrelated third parties for lease to user-lessees. Company sales to OMFSP were $25,467 and $20,563 for the six months ended March 31, 2005 and 2004, respectively. Banks and other third party financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is recourse to, OMFSP. However, all such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of Financial Interpretation No. 46 (“FIN 46”). Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

Included in investments in unconsolidated affiliates in the Company’s Condensed Consolidated Balance Sheet at March 31, 2005 was the Company’s investment in OMFSP of $18,611, which represented the Company’s maximum exposure to loss as a result of the Company’s ownership interest in OMFSP. This exposure is a non-cash exposure. Further, the Company had recorded deferred income tax liabilities related to its investment in OMFSP of $21,845 at March 31, 2005 that were included in long-term deferred income tax liabilities in the Company’s Condensed Consolidated Balance Sheet. Should the Company’s investment in OMFSP be liquidated for any reason, this deferred income tax liability would reverse and result in an increase in current income taxes payable by the Company.

Summarized financial information of OMFSP is as follows:

	March 31, 2005	September 30, 2004
Cash and cash equivalents	$4,667	$2,649
Investments in sales-type leases, net	176,678	185,176
Other assets	674	2,506

	$182,019	$190,331

Notes payable	$142,440	$148,681
Other liabilities	4,033	2,179
Partners' equity	35,546	39,471

	$182,019	$190,331

	Six Months Ended March 31,
	2005	2004
Interest income	$5,905	$6,565
Net interest income	2,022	1,923
Excess of revenues over expenses	2,121	1,892

7. PURCHASED INTANGIBLE ASSETS AND GOODWILL

The following tables present details of the Company’s purchased intangible assets:

		March 31, 2005
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable:
Distribution network	39.1	$55,422	$(11,387)	$44,035
Non-compete	14.0	41,993	(19,978)	22,015
Technology-related	17.0	23,021	(7,937)	15,084
Other	12.7	18,279	(3,764)	14,515

	24.4	138,715	(43,066)	95,649
Non-amortizable tradenames		37,525	--	37,525

Total		$176,240	$(43,066)	$133,174

		September 30, 2004
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable:
Distribution network	38.8	$55,300	$(10,692)	$44,608
Non-compete	14.2	41,359	(18,381)	22,978
Technology-related	14.3	28,703	(7,193)	21,510
Other	12.9	19,138	(3,021)	16,117

	23.4	144,500	(39,287)	105,213
Non-amortizable tradenames		35,293	--	35,293

Total		$179,793	$(39,287)	$140,506

Amortization expense recorded for the six months ended March 31, 2005 and 2004 was $3,722 and $3,332, respectively. The estimated future amortization expense of purchased intangible assets as of March 31, 2005 was as follows:

Fiscal Year Ending September 30,	Amount
2005(remaining six months)	$4,017
2006	7,469
2007	7,335
2008	7,258
2009	7,160
2010	6,693
Future	55,717

$95,649

The following table presents the changes in goodwill during the six months ended March 31, 2005:

Segment	Balance at September 30, 2004	Acquisitions	Adjustments	Balance at March 31, 2005
Commercial	$245,389	$8,270	$6,280	$259,939
Fire and emergency	139,674	--	7,791	147,465

Total	$385,063	$8,270	$14,071	$407,404

The adjustments included a $6,665 increase resulting from currency translation adjustments and $7,406 related to adjustments of preliminary valuations of tangible and intangible assets related to the acquisitions of JerrDan Corporation (“JerrDan”) and BAI Brescia Antincendi International S.r.l. and BAI Tecnica S.r.l. (together “BAI”).

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company performs its annual impairment test in the fourth quarter of its fiscal year. In conjunction with the Company’s fiscal 2004 review for potential impairment of goodwill, the Company considered the operating loss of the Geesink Norba Group in fiscal 2004 to be a possible indicator of an impairment. The Company determined that the fair value of the Company’s interest in the Geesink Norba Group exceeded its carrying value at September 30, 2004. The Company’s calculations of fair value reflected the Company’s estimates of the benefits of fiscal 2004 initiatives to upgrade the Geesink Norba Group product lines and improve its manufacturing efficiencies, as well as assumptions regarding an assumed economic recovery in European refuse markets beginning in fiscal 2006.

In the first quarter of fiscal 2005, the Company reduced its estimate of the earnings of the Geesink Norba Group for fiscal year 2005 from operating income of $3,000 (€2,500) to an operating loss of $4,500 (€3,500). Through the first six months of fiscal 2005, the Geesink Norba Group incurred an operating loss of $4,156 (€3,176). The Company expects minimal operating losses in the remaining two quarters of fiscal 2005, resulting in an operating loss of $4,500 (€3,500) for the full year for fiscal 2005. During the first six months of fiscal 2005, the Company made a number of management changes at the Geesink Norba Group, and in January 2005 the Company assigned a team of Company representatives to support the turnaround activities of the business. The Company presently believes that it will be able to return the business to acceptable profitability over a nine to eighteen month period as it seeks to reduce its Geesink-branded rear loader product costs, strengthen its European branch operations and implement price increases. The Company also believes that European refuse market volumes are improving. The Company updated its valuation model for the Geesink Norba Group and estimates that the fair value of the Company’s interest in the business continues to exceed its carrying value. Accordingly, no impairment of the goodwill has been recorded to date. The Company will continue to monitor its turnaround activities at the Geesink Norba Group and their impact on the Company’s valuation of this investment.

8. FINANCIAL INSTRUMENTS

Historically, the Company has used forward foreign exchange contracts to reduce the exchange rate risk of specific foreign currency transactions. These contracts require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date.

To protect against a reduction in value of certain forecasted foreign currency cash receipts from export sales from April 2005 through December 2006 that will be denominated in British Sterling, and to protect against increases in costs of purchases of certain components from April 2005 through October 2006 that are payable in British Sterling or euros, all in connection with the Company’s contract to provide certain tactical military truck systems to the United Kingdom Ministry of Defence, the Company has instituted a foreign currency cash flow hedging program. The Company has hedged a significant portion of its estimated foreign currency cash flows in connection with this contract.

At March 31, 2005, outstanding foreign exchange forward contracts totaled $276,723 in notional amounts, including $200,446 in contracts to sell British Sterling, $3,011 in contracts to sell euros, $169 in contracts to purchase British Sterling and $73,097 in contracts to purchase euros. Net unrealized losses (net of related tax effect of $12,660) on outstanding foreign exchange forward contracts at March 31, 2005 totaled $21,556 and have been included in accumulated other comprehensive income.

As of March 31, 2005, the Company expects to reclassify $17,985 of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales denominated in foreign currencies and sales of product whose underlying costs contain purchases denominated in foreign currencies.

9. LONG-TERM DEBT

The Company has a $500,000 revolving credit facility with $64,324 in borrowings outstanding at March 31, 2005. The Company may increase the revolving credit facility up to an aggregate maximum outstanding amount of $750,000 at the Company’s discretion, unless the Company is in default under the revolving credit facility.

At March 31, 2005, bank borrowings of $64,324, including €15,000 ($19,374) incurred to finance the BAI acquisition, and outstanding letters of credit of $19,159, reduced available capacity under the Company’s revolving credit facility to $416,517.

Interest rates on the borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.50%) or the “Offshore Rate” (which is the bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.70% for Offshore Rate loans under the Company’s revolving credit facility as of March 31, 2005. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The average interest rate on bank borrowings outstanding at March 31, 2005 was 4.38%.

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

At March 31, 2005, BAI had outstanding mortgage loans of €2,267 ($2,928) which bear interest at a variable rate based on the three-month Euribor rate plus a margin of between 0.75% and 1.50%. The average interest rate on outstanding mortgage loans at March 31, 2005 was 3.13%. London Machinery Inc. (“London”) had a CAD 7,500 ($6,165) credit facility with CAD 961 ($790) in borrowings outstanding at March 31, 2005 which bears interest at a variable rate based on a bank’s prime rate plus 0.50% ($4.75% at March 31, 2005).

Other unsecured debt outstanding at March 31, 2005 totaled $1,316 payable at varying interest rates.

10. STOCK-BASED EMPLOYEE COMPENSATION PLANS

At March 31, 2005, the Company had two stock-based employee compensation plans, which are described more fully in Note 10 to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. The Company accounts for these stock-based plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Except for restricted stock awards granted in February 2005 and September 2002 and 2004, no stock-based employee compensation cost was reflected in previously reported results for any period, as all options granted under these plans had an exercise price equal to the market value of the underlying Common Stock on the measurement date. Beginning in the first quarter of fiscal 2006, the Company expects to adopt SFAS No. 123(R). See Note 2.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income, as reported	$38,190	$22,473	$78,764	$52,171
Add: Stock-based employee
compensation expense recorded
for restricted stock awards,
net of related tax effects	619	172	1,222	343
Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects	(1,722)	(970)	(2,961)	(1,934)

	(1,103)	(798)	(1,739)	(1,591)

Pro forma net income	$37,087	$21,675	$77,025	$50,580

Earnings per share:
Class A Common Stock:
As reported	$0.92	$0.56	$1.91	$1.30
Pro forma	0.90	0.54	1.87	1.26
Common Stock:
As reported	$1.06	$0.64	$2.20	$1.50
Pro forma	1.03	0.62	2.15	1.45
Earnings per share assuming dilution:
As reported	$1.04	$0.62	$2.15	$1.46
Pro forma	1.01	0.60	2.10	1.41

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

As to one such Superfund site, the Company’s Pierce Manufacturing Inc. (“Pierce”) subsidiary is one of 338 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. At March 31, 2005, a report of the remedial recommendation was being completed, and as such, an estimate for the total cost of the remediation of this site has not been made to date. However, based on estimates and the assigned allocations, the Company believes its liability at the site will not be material and its share is adequately covered through reserves established by the Company at March 31, 2005. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company’s final share of liability.

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

At March 31, 2005 and September 30, 2004, the Company had reserves for environmental matters of $5,974 and $5,884, respectively.

The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $204,486 and open standby letters of credit issued by the Company’s bank in favor of third parties totaling approximately $19,159 at March 31, 2005.

Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $1,000 per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At March 31, 2005 and September 30, 2004, the reserve for product and general liability claims was $10,500 and $17,203, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Changes in the Company’s warranty liability were as follows:

	Six Months Ended March 31,
	2005	2004
Balance at beginning of period	$35,760	$29,172
Warranty provisions for the period	11,707	8,702
Settlements made during the period	(10,547)	(8,018)
Changes in liability for pre-existing warranties
during the period, including expirations	(387)	(754)
Acquisitions	323	--
Foreign currency translation adjustment	190	130

Balance at end of period	$37,046	$29,232

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

13. PENSION DISCLOSURES

Components of net periodic pension benefit cost were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Service cost	$1,495	$1,303	$2,990	$2,606
Interest cost	1,593	1,446	3,186	2,892
Expected return on plan assets	(1,878)	(1,703)	(3,756)	(3,406)
Amortization of prior service cost	128	115	256	230
Amortization of transition asset	(17)	(16)	(34)	(32)
Amortization of net loss	461	325	922	650

Net periodic benefit cost	$1,782	$1,470	$3,564	$2,940

The Company made a $12,000 contribution to its pension plans in the second quarter of fiscal 2005 and may make a further contribution of up to $5,000 in the second half of fiscal 2005. The Company estimates that its contributions to its pension plans in fiscal 2006 will approximate fiscal 2005 contribution levels.

Components of net periodic other post-employment benefit costs were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Service cost	$265	$228	$530	$456
Interest cost	272	260	544	520
Amortization of net losses	24	13	48	26

	$561	$501	$1,122	$1,002

The Company made contributions to fund benefit payments of $231 and $192 for the three month periods and $376 and $320 for the six month periods ended March 31, 2005 and 2004, respectively, under its other post-employment benefit plans. The Company estimates additional contributions of approximately $500 will be made under these other post-employment plans prior to the end of fiscal 2005.

14. ACQUISITIONS

On March 9, 2005, the Company acquired 100% of the stock of London. London is based in Ontario, Canada and is a manufacturer and marketer of rear-discharge concrete mixers for the concrete placement market with sales throughout the Americas. The purchase price, including acquisition costs and net of cash acquired of $9,779, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill.

On November 1, 2004, the Company acquired 100% of the stock of the Concrete Equipment Company, Inc. (“CON-E-CO”). CON-E-CO is a leading manufacturer of portable and stationary concrete batch plants headquartered in Blair, Nebraska. The purchase price, including acquisition costs and net of cash acquired of $20,117, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill.

The Company has performed or engaged a third party business valuation appraiser to assist in the valuation of the assets of the acquired companies. The following is a summary of the recorded fair values of the assets acquired and liabilities assumed of CON-E-CO and London companies as of the dates of acquisition based on preliminary information:

Assets Acquired
Current assets, excluding cash of $200	$20,623
Property, plant and equipment	8,614
Intangible assets	5,508
Goodwill	8,270

Total assets acquired	43,015
Liabilities Assumed
Current liabilities	9,403
Other long-term liabilities	3,716

Total liabilities assumed	13,119

Net assets acquired	$29,896

The valuation of intangible assets consists of $1,605 of assets subject to amortization and $3,903 assigned to tradenames not subject to amortization. The intangible assets subject to amortization consist of $996 in customer-related assets with a twenty-year average life and $609 of non-compete agreements with a five-year life. All the goodwill was assigned to the Company’s commercial segment and is not deductible for local income tax purposes.

The CON-E-CO and London acquisitions were accounted for using the purchase method of accounting and, accordingly, their operating results were included in the Company’s consolidated statements of income from the dates of acquisition. The allocation of the excess purchase price, including acquisition costs, of the CON-E-CO and London acquisitions over the estimated fair value of the assets acquired and liabilities assumed amounted to $8,270 and has been recorded as goodwill. The allocations were tentative at March 31, 2005, pending finalization of appraisal valuations, which are expected to be finalized by September 30, 2005.

On July 8, 2004, the Company acquired 100% of the stock of JerrDan. JerrDan is a leading manufacturer of towing and recovery equipment headquartered in Greencastle, Pennsylvania. JerrDan sells light-, medium- and heavy-duty wreckers, as well as aluminum, steel and industrial carriers, to towing services and salvage companies.

On July 29, 2004, the Company completed the acquisition of 75% of BAI. The Company has the right to acquire the remaining 25% interest in BAI three years after the closing of the acquisition. BAI manufactures and markets municipal and airport fire trucks and firefighting equipment and is headquartered in Brescia, Italy. The 25% after-tax interest not owned by the Company in BAI’s reported operating results, before amortization of purchase accounting adjustments, has been reflected in the Company’s consolidated financial statements as minority interest.

The operating results of JerrDan, BAI, CON-E-CO and London have been included in the Company’s consolidated statements of income from the date of acquisition. JerrDan and BAI are included in the Company’s fire and emergency segment and CON-E-CO and London are included in the Company’s commercial segment. The purchase prices, including acquisition costs, were allocated based on the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition with any excess purchase price allocated to goodwill. Pro forma unaudited condensed consolidated operating results of the Company, assuming JerrDan, BAI, CON-E-CO and London had been acquired as of October 1, 2003, are summarized below:

	Six Months Ended March 31,
	2005	2004
Net sales	$1,328,360	$1,117,828
Net income	78,712	54,440
Earnings per share:
Class A Common Stock	$1.91	$1.36
Common Stock	2.20	1.56
Earnings per share assuming dilution	2.15	1.52

15. BUSINESS SEGMENT INFORMATION

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net sales to unaffiliated customers:
Fire and emergency	$213,225	$135,639	$407,381	$258,500
Defense	209,636	168,137	425,110	358,524
Commercial	255,259	217,802	496,840	400,798
Intersegment eliminations	(5,765)	(3,365)	(12,059)	(6,415)

Consolidated	$672,355	$518,213	$1,317,272	$1,011,407

Operating income (loss):
Fire and emergency	$19,003	$11,211	$37,448	$22,817
Defense	49,381	23,035	101,082	60,199
Commercial	6,458	9,439	12,083	16,626
Corporate and other	(12,217)	(8,600)	(20,356)	(17,829)

Consolidated operating income	62,625	35,085	130,257	81,813
Net interest expense	(1,687)	(1,070)	(3,472)	(1,968)
Miscellaneous other	100	600	(613)	560

Income before provision for income
taxes, equity in earnings of
unconsolidated afiiliates
and minority interest	$61,038	$34,615	$126,172	$80,405

	March 31, 2005	September 30, 2004
Identifiable assets:
Commercial:
U.S.(a)	$569,341	$470,609
The Netherlands	166,488	157,614
Other European	100,927	89,022
Canada	17,654	--
Mexico	1,282	848

Total commercial	855,692	718,093
Fire and emergency:
U.S	507,079	489,926
Italy	50,742	58,454

Total fire and emergency	557,821	548,380
Defense - U.S.	269,546	183,955
Corporate and other - U.S.	10,620	1,986

Consolidated	$1,693,679	$1,452,414

(a)      Includes investment in unconsolidated partnership.

Net sales by geographic region based on product shipment destination were as follows:

	Six Months Ended March 31,
	2005	2004
United States	$1,099,734	$811,697
Other North America	7,285	5,730
Europe and Middle East	188,339	171,297
Other	21,914	22,683

Consolidated	$1,317,272	$1,011,407

16. SUBSEQUENT EVENT

On May 3, 2005, the Company announced that, effective immediately, as a result of holders of a sufficient number of shares of unlisted Class A Common Stock converting their shares to New York Stock Exchange – listed Common Stock, on a share-for-share basis, the remaining Class A shares automatically converted into Common Stock on the same basis. As a result of this conversion to a single class of stock, shares of Common Stock that previously had limited voting rights now carry full voting rights.

Item 2. Oshkosh Truck CorporationManagement’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Truck Corporation (the “Company” or “Oshkosh”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital spending, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions, “Executive Overview” and “Fiscal 2005 and Beyond Outlook” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimates,” “anticipate,” “believe,” “should” or “plans” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the Company’s ability to turn around its Geesink Norba Group and McNeilus businesses, the success of the launch of the Revolution® composite concrete mixer drum, the cyclical nature of the Company’s commercial and fire and emergency markets, risks related to reductions in government expenditures, the uncertainty of government contracts, the challenges of identifying acquisition candidates and integrating acquired businesses, rapidly rising steel and component costs and the Company’s ability to avoid such cost increases based on its supply contracts or to recover such cost increases with increases in selling prices of its products, the availability of commercial chassis and certain chassis components, risks associated with international operations and sales, including foreign currency fluctuations, disruptions in the supply of parts or components from sole source suppliers and subcontractors and competition. In addition, the Company’s expectations for fiscal 2005 and 2006 are based in part on certain assumptions made by the Company, which are set forth under the caption “Certain Assumptions.” Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 3, 2005.

All forward-looking statements, including those under the captions “Executive Overview” and “Fiscal 2005 and Beyond Outlook,” speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. The Company has adopted a policy that if the Company makes a determination that it expects the Company’s earnings per share for future periods for which projections are contained in this Quarterly Report on Form 10-Q to be lower than those projections, then the Company will publicly disseminate that fact. The Company’s policy also provides that if the Company makes a determination that it expects earnings per share for future periods to be at or above the projections contained in this Quarterly Report on Form 10-Q, then the Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company’s next quarterly conference call, if at all.

All references herein to earnings per share refer to earnings per share assuming dilution.

General

The major products manufactured and marketed by each of the Company’s business segments are as follows:

Commercial – concrete mixer systems, refuse truck bodies, mobile and stationary refuse compactors and waste transfer stations, portable and stationary concrete batch plants and truck components sold to ready-mix companies and commercial and municipal waste haulers in North America, Europe and other international markets.

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

Executive Overview

Since the onset of Operation Iraqi Freedom in 2003, the Company’s operating results have benefited substantially from increasing U.S. Department of Defense (“DoD”) requirements for the supply of parts, service, armoring and major overhauls of Oshkosh defense vehicles operated in Iraq. The Company believes that these DoD requirements, along with recoveries in its fire and emergency and commercial segments and the benefits of recent acquisitions, will result in higher sales and earnings for the Company compared to previous periods through fiscal 2006. The Company believes that the length and severity of Operation Iraqi Freedom, the impact of a diesel engine emissions standards change on demand for concrete mixers and refuse packers and the impact of the Company’s growth strategies will ultimately determine the Company’s ability to increase its sales and earnings in fiscal 2007. See “Fiscal 2005 and Beyond Outlook.”

A federal supplemental spending bill presently is being considered by the U.S. Congress to fund the current activities of Operation Iraqi Freedom. The Company believes the final federal supplemental spending bill will include funding for Oshkosh to increase the rate of its defense truck remanufacturing operations as well as new defense truck business to support the DoD’s modularity initiative. Given that the DoD is in a major conflict in Iraq, certain funding in the draft bill could be re-allocated to other requirements at any time. Based on the initial funding allocations in the draft bill, the Company believes that fiscal 2006 sales and operating income in its defense segment are likely to increase from estimated fiscal 2005 levels. In fiscal 2007 through fiscal 2009, the Company believes that the requirements resulting from Operation Iraqi Freedom will remain high, but total defense segment sales and earnings may decline in this period, depending on the length and severity of the conflict. Due to the unpredictable nature of military conflicts and the complexities of U.S. funding of Operation Iraqi Freedom, the Company is unable to provide assurance that its defense segment sales and earnings in fiscal 2006 will increase from fiscal 2005 levels or that its defense segment sales and earnings will remain at relatively high levels during the period from fiscal 2007 through fiscal 2009.

In January 2007, new U.S. emission standards are scheduled to be effective for diesel engines in the classes of chassis the Company sells and/or utilizes for mounting of the Company’s truck bodies in the U.S. When the last diesel engine emission standards changes became effective in 2003, the Company experienced an acceleration of purchases of trucks and truck bodies in its commercial segment immediately prior to the effective date of the new standards and lower purchases immediately following such date. The Company believes that a similar acceleration of purchases could occur in fiscal 2006 and early fiscal 2007, with lower purchases possible beginning in the second quarter of fiscal 2007.

The Company has reported substantially higher operating results in the six months ended March 31, 2005 compared to the same period last year and expects to continue this trend of higher operating results for its full fiscal year 2005, as follows:

	Percentage Increase vs. Prior Year
	Actual First Half Fiscal 2005	Full Year Fiscal 2005 Estimate(1)
Sales	30.2%	28.2%
Operating income	59.2%	44.1%
Net income	51.0%	39.6%
Earnings per share
assuming dilution	47.3%	35.8%

(1)     Company estimates as of May 3, 2005

The improved results in the first six months of fiscal 2005 have been driven by the Company’s defense and fire and emergency segments. The Company’s defense segment benefited from a more than doubling in parts and service sales compared to the prior year due to requirements arising from conflicts in Iraq and Afghanistan and cumulative life-to-date adjustments in fiscal 2005 that added $22.6 million of operating income from increases in the estimated margin from 7.6% to 9.9% on the Company’s multi-year Medium Tactical Vehicle Replacement (“MTVR”) contract, which is recorded utilizing the percentage-of-completion accounting method. These factors caused the Company’s defense sales and operating income to increase 18.6% and 67.9%, respectively, during the first six months of fiscal 2005. For the full fiscal year, the Company expects its defense sales to grow approximately 29.2% and its defense operating income to grow approximately 48.2% to $189.5 million due to substantially higher parts and service sales and increased truck overhaul business. Given the significant ongoing operational requirements in Iraq and Afghanistan, these fiscal 2005 estimates may increase as the Company pursues additional business to support the U.S. armed forces.

In the Company’s fire and emergency segment, sales were up 57.6% in the first six months of fiscal 2005 and operating income increased 64.1%. Due to six to nine month lead times for custom fire apparatus, shipments in the first six months of fiscal 2005 largely related to orders received in fiscal 2004. The Company’s orders have increased substantially over the last five quarters due to improved market conditions and an increased emphasis on homeland security apparatus, resulting in a 49.7% increase [a 27.4% increase for businesses other than JerrDan Corporation (“JerrDan”) and BAI Brescia Antincendi International S.r.l. and an affiliate (“BAI”)] in segment backlog at March 31, 2005 compared to prior year levels. The Company expects to report substantially improved sales and earnings in this segment in the remainder of fiscal 2005 as these orders are shipped. The Company also estimates that the acquisitions of JerrDan and BAI will contribute sales and operating income of $175.0 million and $16.0 million in fiscal 2005, respectively. Together, the Company estimates that improving order rates and these acquisitions will result in fire and emergency segment sales growth of approximately 42.6% and operating income growth of approximately 43.7% to $79.0 million in fiscal 2005.

The Company’s commercial segment has realized significantly higher orders in all U.S. product lines in recent quarters and strong orders in European refuse products in the second quarter, leading to a 24.0% increase in commercial segment sales during the first six months of fiscal 2005. The Company’s operating income during this period, however, declined 27.3%. The reasons for the lower earnings are outlined under Results of Operations and primarily involved operating losses in the Company’s European refuse business due to weak industry conditions in Europe, competitive pricing conditions and higher start-up costs on new product launches. The Company expects this business to incur an operating loss of $4.5 million (€3.5 million) for fiscal 2005, but expects its European operations to be profitable in fiscal 2006.

The profitability of the Company’s domestic refuse and concrete placement operations during the first six months was adversely impacted by rapidly rising steel and component costs that were not fully recovered by selling price increases for the Company’s products. Given the Company’s strong unit backlog at March 31, 2005, improved order trends and estimated impact of announced price increases of 8.0% to 11.5%, the Company believes that the operating income and margins of its domestic refuse and concrete placement operations will improve in the second half of fiscal 2005 compared to the prior year and to the first six months of fiscal 2005 results. The Company estimates its commercial segment sales will grow by approximately 17.9% in fiscal 2005 and its operating income to grow approximately 3.3% to $36.0 million as a result of the improved performance expected by both the European and domestic operations in the second half of fiscal 2005. The Company estimates that the acquisitions of the Concrete Equipment Company, Inc. (“CON-E-CO”) and London Machinery Inc. (“London”) will add sales and operating income of $40.0 million and $2.6 million, respectively, to segment results in fiscal 2005.

Due to operating losses in the European refuse business in fiscal 2004 and fiscal 2005 to date, as of March 31, 2005, the Company updated its review of the potential impairment of the goodwill recorded with respect to this business as described in “Note 7 to the Notes to Condensed Consolidated Financial Statements.” The Company concluded in its review that such goodwill was not impaired at March 31, 2005, although the Company will continue to monitor this investment.

The Company’s cash flow has been strong in fiscal 2005 due to earnings growth and higher customer advances. Assuming no further acquisitions, the Company estimates that debt will decline to approximately $25.0 million at September 30, 2005 and that its cash position at that date will exceed $40.0 million. The Company believes its strong cash flow has contributed to a significant increase in the Company’s borrowing capacity that is available to support the Company’s acquisition strategy.

Based on the Company’s financial performance in its second quarter of fiscal 2005 and new business originated during the period, the Company announced on May 3, 2005 that it had increased its estimate of fiscal 2005 earnings per share assuming dilution from $3.85 per share, as previously estimated on January 25, 2005, to $4.25 per share.

Please refer to “Fiscal 2005 and Beyond Outlook” and “Certain Assumptions” for a detailed discussion of the Company’s sales, operating income, net income, earnings per share and debt estimates for fiscal 2005.

During fiscal 2004 and the first six months of fiscal 2005, costs have risen sharply for steel and component parts containing steel, and the availability of steel has at times been limited, especially for small consumers of steel, including certain of the Company’s suppliers. The Company uses thousands of tons of steel annually and some industry experts have estimated the increase in steel costs over this period at more than 120%. A surge in over-the-road truck sales has also created a shortage of certain components utilized by the Company and resulted in periodic delays in receipt of chassis scheduled for mounting of the Company’s truck bodies. The ultimate duration and severity of these conditions is not presently estimable. Based on long-term agreements with suppliers, the Company has been able to avoid some of the impact of these cost increases, but not all the Company’s suppliers have been able to honor their contracts with the Company. To mitigate these increases, the Company announced 4.5% — 9.5% price increases in fiscal 2004 and 2.0% — 5.5% price increases in fiscal 2005 to date in all of its commercial and fire and emergency business units. The new prices apply to all new orders received after their respective effective dates, but the Company does not anticipate being able to recover all the cost increases from customers due to the significant amount of orders in the Company’s backlog prior to the effective dates of product selling price increases and because competitive conditions have limited price increases in some market sectors. Presently, the Company believes that steel costs have stabilized for the remainder of fiscal 2005. If steel and component costs continue to rise sharply, then the Company would expect to announce further price increases as necessary. Due to the nature of its defense business, which is generally based on firm, fixed-price contracts, the Company is generally limited in its ability to raise prices in response to rising steel and component costs. The Company generally has firm pricing from its suppliers to its defense business at the time of contract award, but it does not expect these supply contracts to fully protect the Company from steel cost increases in its defense segment. Commencing in the second half of fiscal 2004, the Company has sought substantially higher pricing for all new defense contracts executed since that time to recover the higher steel and component costs experienced to date.

The Company estimates that the adverse impact of higher steel and component costs on earnings for the first six months of fiscal 2005 was at least $0.15 per share. The Company expects these conditions to negatively impact earnings by at least $0.35 per share in fiscal 2005, and has factored this impact into its estimate of fiscal 2005 earnings.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in thousands):

	Second Quarter Fiscal		First Six Months Fiscal
	2005	2004	2005	2004
Net sales to unaffiliated customers:
Fire and emergency	$213,225	$135,639	$407,381	$258,500
Defense	209,636	168,137	425,110	358,524
Commercial	255,259	217,802	496,840	400,798
Intersegment eliminations	(5,765)	(3,365)	(12,059)	(6,415)

Consolidated	$672,355	$518,213	$1,317,272	$1,011,407

Second Quarter Fiscal 2005 Compared to 2004

Consolidated net sales increased 29.7% to $672.4 million for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. Net sales increases were recorded in all segments.

Fire and emergency segment net sales increased 57.2% to $213.2 million for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. The acquisitions of JerrDan and BAI contributed sales totaling $42.7 million in the quarter. Sales rose 25.7% for other businesses in the segment, reflecting strong order flow in fiscal 2004 for fire apparatus and substantially higher airport product sales.

Defense segment net sales increased 24.7% to $209.6 million for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. New truck sales declined slightly during the second quarter on lower international truck volume, but a more than doubling of parts and service sales drove segment sales up for the quarter. Sales for the second quarter of fiscal 2004 included a large number of heavy equipment transporters for the U.K. The contract for those vehicles was concluded in fiscal 2004.

Commercial segment net sales increased 17.2% to $255.3 million for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. CON-E-CO and London contributed net sales of $9.0 million in the second quarter. Concrete placement product sales, other than sales by CON-E-CO and London, were up 15.8% in 2005 compared to 2004, largely due to higher unit sales volume. U.S. refuse product sales increased 27.0% for the quarter, primarily due to higher unit sales, especially to large, U.S. commercial waste-haulers. European refuse product sales were down 7.6% compared to 2004, generally as a result of lower unit sales and lower pricing in many end markets, partially offset by favorable currency translation adjustments as a result of the increased strength of the euro compared to the U.S. dollar.

First Six Months of Fiscal 2005 Compared to 2004

Consolidated net sales increased 30.2% to $1,317.3 million for the six months ended March 31, 2005 compared to the six months ended March 31, 2004. Net sales increases were recorded in all segments.

Fire and emergency segment net sales increased 57.6% to $407.4 million for the six months ended March 31, 2005 compared to the first six months of fiscal 2004. Sales were up due to a strong order rate in fiscal 2004 for fire apparatus and substantially higher airport product sales. In this segment, due to long lead times, orders generally ship six to nine months after receipt.

Defense segment net sales increased 18.6% to $425.1 million for the six months ended March 31, 2005 compared to the same period in the prior year due to a more than doubling in parts and service sales, offset by lower sales of heavy-payload trucks to international customers.

Commercial segment net sales increased 24.0% to $496.8 million for the six months ended March 31, 2005 compared to the same period in the prior year. CON-E-CO and London contributed net sales of $12.9 million during the six-month period. Concrete placement sales, other than sales by CON-E-CO and London, were up 30.8% primarily due to higher unit sales volumes as industry order levels began to improve following a two-year downturn and an increased mix of package sales. Package sales include a purchased chassis and a concrete mixer. Domestic refuse sales were 28.0% higher due to increased shipments to large U.S. commercial waste haulers. European refuse sales decreased 9.6% in U.S. dollars due to lower unit volumes.

Analysis of Consolidated Operating Income

The following table presents operating income by business segment (in thousands):

	Second Quarter Fiscal		First Six Months Fiscal
	2005	2004	2005	2004
Operating income (expense):
Fire and emergency	$19,003	$11,211	$37,448	$22,817
Defense	49,381	23,035	101,082	60,199
Commercial	6,458	9,439	12,083	16,626
Corporate and other	(12,217)	(8,600)	(20,356)	(17,829)

Consolidated operating income	$62,625	$35,085	$130,257	$81,813

Second Quarter Fiscal 2005 Compared to 2004

Consolidated operating income increased 78.5% to $62.6 million, or 9.3% of sales, in the second quarter of fiscal 2005 compared to $35.1 million, or 6.8% of sales, in the second quarter of fiscal 2004.

Fire and emergency segment operating income increased 69.5% to $19.0 million, or 8.9% of sales, in the quarter compared to $11.2 million, or 8.3% of sales, in the prior year quarter. The JerrDan and BAI acquisitions contributed operating income of $2.1 million during the second quarter. Operating income for the other businesses in the segment increased 50.9% for the quarter, reflecting both the higher sales in the quarter and a substantially improved sales mix of custom pumpers, aerials and airport products.

Defense segment operating income increased 114.4% to $49.4 million, or 23.6% of sales, in the quarter compared to $23.0 million, or 13.7% of sales, in the prior year quarter due to an adjustment to MTVR base contract margins and a more than doubling of relatively higher-margin parts and service sales. In the second quarter of fiscal 2005, the Company raised its MTVR base contract margins by 1.4 percentage points to 9.9% recognizing a cumulative life-to-date adjustment to increase operating income by $14.1 million. There was no similar life-to-date adjustment in the second quarter of fiscal 2004. The MTVR base contract margin adjustment in the second quarter of fiscal 2005 reflected a number of estimate changes, including lower than estimated material costs such as steel. The Company also reduced its estimates for warranty costs due to favorable field experience, contract close-out costs because the Company expects follow-on contracts will minimize MTVR contract close-out costs and labor and overhead as the Company has been able to absorb these fixed costs over higher than previously estimated production volumes.

Commercial segment operating income decreased 31.6% to $6.5 million, or 2.5% of sales, in the quarter compared to $9.4 million, or 4.3% of sales, in the prior year quarter. Operating income margins fell in the second quarter of fiscal 2005 compared to the prior year quarter due to an operating loss of $1.5 million sustained at the Company’s European refuse business compared to operating income of $1.9 million in the second quarter of fiscal 2004. Operating income of concrete placement and domestic refuse operations in the segment, other than CON-E-CO and London, was up 5.4% in the second quarter of fiscal 2005 compared to the prior year, but the operating income margin for these operations declined 0.5 percentage points. The Company’s European refuse operating loss in the second quarter of fiscal 2005 resulted from lower unit volume, lower pricing in many end markets and increased material, labor and warranty costs associated with the launch of a new Geesink-branded rear loader. In the U.S., relatively flat pricing at a time of escalating steel and component cost increases offset the overhead absorption benefits of higher unit volumes, resulting in the lower operating income margins in the second quarter of fiscal 2005 compared to the prior year. See “Executive Overview” and “Note 7 to the Condensed Consolidated Financial Statements.”

Corporate operating expenses and inter-segment profit elimination increased $3.6 million to $12.2 million in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 largely due to increased personnel costs related to restricted stock awards granted last autumn, higher incentive bonuses and new hires.

Consolidated operating expenses increased 34.2% to $57.3 million, or 8.5% of sales, in the second quarter of fiscal 2005 compared to $42.7 million, or 8.2% of sales in the second quarter of fiscal 2004, largely due to increased corporate costs.

First Six Months of Fiscal 2005 Compared to 2004

Consolidated operating income increased 59.2% to $130.3 million, or 9.9% of sales, in the first six months of fiscal 2005, compared to $81.8 million, or 8.1% of sales, in the first six months of fiscal 2004.

Fire and emergency segment operating income increased 64.1% to $37.4 million, or 9.2% of sales, in the first six months of fiscal 2005 compared to $22.8 million, or 8.8% of sales, in the prior year period. JerrDan and BAI contributed operating income of $5.1 million in the first six months of fiscal 2005. Operating income for the other businesses in the segment grew 41.6% in the first six months of fiscal 2005 compared to the same period in the prior year due to higher sales and a substantially improved sales mix of custom pumpers, aerials and airport products.

Defense segment operating income increased 67.9% to $101.1 million, or 23.8% of sales, in the first six months of fiscal 2005 compared to $60.2 million, or 16.8% of sales, in the prior year period. The largest contributors to the increase in operating income included a more than doubling in defense parts and service sales and cumulative life-to-date adjustments totaling $22.6 million, including $21.5 million related to prior period revenues, to increase the margins recognized on the MTVR contract from 7.6% to 9.9%. A cumulative life-to-date adjustment of $6.5 million was recognized in the first six months of fiscal 2004 to increase MTVR base contract margins by 0.8% to 6.3%.

Commercial segment operating income decreased 27.3% to $12.1 million, or 2.4% of sales, in the first six months of fiscal 2005 compared to $16.6 million, or 4.1% of sales, in the prior year. CON-E-CO and London contributed operating income of $0.3 million in the first six months of fiscal 2005. Operating income margins were lower in the first six months of fiscal 2005 principally due to an operating loss of $4.2 million for the Company’s European refuse operations compared to operating income of $3.8 million in the first six months of fiscal 2004. The operating loss arose from lower unit volumes, lower pricing in many end markets and increased material, labor and warranty costs associated with the launch of a new Geesink-branded rear loader. Operating income margins were flat for other product lines in the segment in the first six months of fiscal 2005 compared to the same period in fiscal 2004.

Corporate operating expenses and inter-segment profit eliminations increased $2.5 million to $20.4 million for the six months ended March 31, 2005 compared to the same period in the prior year due to increases in personnel costs related to restricted stock awards granted last autumn, higher incentive bonuses and new hires which more than offset a $4.2 million favorable litigation settlement in the first quarter of fiscal 2005.

Consolidated operating expenses increased 24.7% during the first six months of fiscal 2005 to $105.2 million compared to $84.4 million in the prior year period. Consolidated operating expenses as a percent of sales declined slightly between periods to 8.0% in fiscal 2005 compared to 8.3% in fiscal 2004, generally due to revenue growth exceeding the rate of expense growth.

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2005 Compared to 2004

Net interest expense increased $0.6 million to $1.7 million in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004, largely as a result of borrowings for acquisitions.

The effective income tax rate increased to 38.6% for the second quarter of fiscal 2005 compared to 36.5% in the second quarter of fiscal 2004 due to higher state income taxes associated with higher earnings in relatively higher-tax rate states.

Equity in earnings of unconsolidated affiliates of $0.9 million in the second quarter of fiscal 2005 and $0.5 million in fiscal 2004 primarily represents the Company’s equity interest in a lease financing partnership.

First Six Months of Fiscal 2005 Compared to 2004

Net interest expense increased $1.5 million to $3.5 million in the first six months of fiscal 2005 compared to the prior year largely due to higher average borrowings in fiscal 2005 as a result of recent acquisitions.

The effective income tax rate was 38.6% for the first six months of fiscal 2005 compared to 36.5% in fiscal 2004. The higher effective tax rate in 2005 relates to increased state income taxes associated with higher earnings in relatively higher-tax rate states.

Equity in earnings of unconsolidated affiliates of $1.3 million in the first six months of fiscal 2005 and $1.1 million in the first six months of fiscal 2004 primarily represents the Company’s equity interest in a lease financing partnership.

Financial Condition

First Six Months of Fiscal 2005

During the first six months of fiscal 2005, cash from operating activities of $23.8 million, proceeds from the exercise of stock options of $18.1 million and a decrease in cash of $6.9 million funded the acquisitions of CON-E-CO and London for $29.9 million, repayments of borrowings under the Company’s revolving credit facility of $8.2 million, capital expenditures of $7.5 million and dividends of $6.3 million. Cash provided from operations during the first six months of fiscal 2005 increased compared to the first six months of fiscal 2004 generally due to increases in customer advances, largely from the DoD. Seasonal working capital demands of the Company’s concrete placement business historically consume cash in the second quarter of each year as the Company builds inventory for sale in the spring of each calendar year.

The Company’s debt-to-total capital ratio at March 31, 2005 was 8.5% compared to 10.7% at September 30, 2004.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $23.2 million and approximately $416.5 million of unused availability under the terms of its revolving credit facility as of March 31, 2005. The Company’s primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends, and, potentially, future acquisitions. The Company expects its primary sources of cash will be cash flow from operations, cash and cash equivalents on hand at March 31, 2005 and borrowings under the Company’s revolving credit facility.

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

Interest rates on borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.50%) or the “Offshore Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.70% for Offshore Rate loans under the Company’s revolving credit facility as of March 31, 2005. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rate on borrowings outstanding at March 31, 2005 was 4.38%. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

In addition to the Company’s revolving credit facility, the Company’s wholly-owned subsidiary in the Netherlands, Geesink Group B.V., and certain of its affiliates are party to a euro 2.5 million bank credit facility (the “euro facility”) which supports a cross-border cash pooling arrangement. There were no borrowings outstanding under the euro facility at March 31, 2005.

Also, the Company’s 75%-owned subsidiary, BAI, had outstanding mortgage loans of €2.3 million ($2.9 million) which bear interest at a variable rate based on the three-month Euribor rate, plus a margin of between 0.75% and 1.50%. The average interest rate on outstanding mortgage loans at March 31, 2005 was 3.13%.

London had a CAD 7.5 million ($6.2 million) credit facility with CAD 1.0 million ($0.8 million) in borrowings outstanding at March 31, 2005 which bear interest at a variable rate based on a bank’s prime rate plus 0.50% (4.75% at March 31, 2005). Other subsidiaries of the Company had other unsecured debt outstanding of $1.3 million with varying interest rates at March 31, 2005.

Based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2005. See “Fiscal 2005 and Beyond Outlook.” Debt levels and capital resource requirements may change, however, because the Company maintains an active acquisitions strategy and the Company cannot reasonably estimate the capital requirements of this strategy.

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

Customers and Backlog

Sales to the DoD comprised approximately 31% of the Company’s sales in the first six months of fiscal 2005. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at March 31, 2005 increased 15.8% to $1,864.0 million compared to $1,609.7 million at March 31, 2004. Commercial segment backlog increased 32.8% to $317.2 million at March 31, 2005 compared to March 31, 2004. Unit backlog for front-discharge concrete mixers was up 2.0% while unit backlog for rear-discharge concrete mixers was up 3.3%. Unit backlog for refuse packers was up 4.7% domestically and up 46.3% in Europe. European refuse backlog increased sharply in the first six months of fiscal 2005 due to a 57.9% increase in orders in the second quarter of fiscal 2005. Fire and emergency segment backlog increased 49.7% to $536.4 million at March 31, 2005 compared to March 31, 2004, due to higher orders in the six months ended March 31, 2005 compared to the same period ended March 31, 2004 and $79.9 million attributable to acquisitions. The defense segment backlog decreased 0.20% to $1,010.5 million at March 31, 2005 compared to March 31, 2004. Approximately 33.9% of the Company’s March 31, 2005 backlog is not expected to be filled in fiscal 2005. The Company expects its defense segment backlog to increase over the next six months of fiscal 2005 following the anticipated passage of the federal supplemental spending bill to fund the activities of Operation Iraqi Freedom.

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

Fiscal 2005 and Beyond Outlook

The Company estimates that fiscal 2005 consolidated net sales will approximate $2.9 billion, up 28.2% from fiscal 2004 net sales, with $215.0 million of the sales increase from recently consummated acquisitions. All comparisons are to fiscal 2004 actual results and assume no acquisitions other than JerrDan, BAI, CON-E-CO and London.

The Company expects that fire and emergency sales will be up about 42.6% to approximately $855.0 million in fiscal 2005. The Company expects the acquisitions of JerrDan and BAI to contribute $175.0 million to segment sales in fiscal 2005, up from $35.4 million in fiscal 2004. The balance of the estimated increase in segment sales in fiscal 2005 is expected to result from higher orders due to improving market conditions and an emphasis on homeland security apparatus purchases.

The Company is projecting defense sales to increase 29.2% to $1,000.0 million in fiscal 2005 due to DoD requirements associated with Operation Iraqi Freedom, including higher parts and service and truck remanufacturing requirements.

The Company estimates that commercial sales will increase about 17.9% to approximately $1,070.0 million in fiscal 2005. The Company is projecting an increase in concrete placement sales of 18.8% in fiscal 2005, due to $40.0 million of post-acquisition sales of CON-E-CO, which was acquired on November 1, 2004, and London, which was acquired on March 9, 2005, and the balance of the increase is expected to be about equally due to price and unit volume increases. The Company expects to sell 1,000 Revolution®composite concrete mixer drums in fiscal 2005. The Company is projecting domestic refuse sales to increase approximately 21.3% in fiscal 2005, largely due to higher unit volume estimates and, to a lesser extent, due to price increases. The Company expects that Geesink Norba Group refuse product sales will be up approximately 10.4% in fiscal 2005.

By quarter, the Company estimates that fiscal 2005 sales will approximate $794.0 million in quarter three and $788.7 million in quarter four.

The Company is projecting consolidated operating income to be up about 44.1% to approximately $260.0 million in fiscal 2005.

The Company is projecting fire and emergency segment operating income to increase 43.7% to $79.0 million in fiscal 2005. The Company expects that the JerrDan and BAI acquisitions will contribute $16.0 million to segment operating income in fiscal 2005, up from $1.2 million in fiscal 2004. The Company expects the operating income of its other fire and emergency businesses to grow approximately 17.2% in fiscal 2005, largely consistent with the estimated sales increase for the segment.

The Company is projecting defense operating income to increase 48.2% to $189.5 million in fiscal 2005, reflecting higher estimated sales of relatively higher-margin parts and service sales and higher MTVR base contract margins. This estimate assumes the MTVR base contract margins remain at 9.9%. In fiscal 2005, cumulative catch-up adjustments to increase MTVR base contract margins in the first and second quarters added $22.6 million of operating income. In fiscal 2004, cumulative catch-up adjustments to increase MTVR base contract margins in the first, third and fourth quarters added $19.5 million of operating income.

In the commercial segment, the Company projects operating income to increase 3.3% to $36.0 million. In this segment, the Company is projecting concrete placement operating income to be up 17.9% in fiscal 2005 due to estimated operating income of CON-E-CO and London of $2.6 million and volume increases. The Company expects domestic refuse operating income to be flat in fiscal 2005 due to unrecovered steel cost increases. The Company expects the Company’s European refuse business to generate an operating loss of $4.5 million in fiscal 2005 as the Company is attempting to turn around this business.

The Company expects corporate expenses to approximate $44.5 million in fiscal 2005, up 19.5% compared to fiscal 2004, primarily due to personnel cost increases, less the $4.2 million impact of a favorable litigation settlement. The Company is projecting net interest and miscellaneous costs to increase $2.6 million in fiscal 2005 to $6.5 million due to acquisition-related indebtedness.

The Company estimates that in fiscal 2005 its effective tax rate will approximate 38.7%, that equity in earnings of its unconsolidated affiliates will approximate $2.3 million after taxes and that minority interest in BAI earnings will approximate $0.3 million. These estimates result in the Company’s estimate of fiscal 2005 net income of $157.5 million and earnings per share of $4.25. The Company’s earnings per share estimate for fiscal 2005 assumes that the JerrDan, BAI, CON-E-CO and London acquisitions will be $0.20 per share accretive to earnings and that unrecovered steel and component cost increases will have a $0.35 adverse impact on earnings per share.

By quarter, the Company expects that net income will approximate $38.3 million in quarter three and $40.4 million in quarter four. Based on an estimated 37.1 million average diluted shares outstanding for the year, these net income estimates result in earnings per share estimates of $1.03 in quarter three and $1.07 in quarter four.

Assuming no further acquisitions, the Company estimates that debt will decrease to approximately $25.0 million at September 30, 2005 compared to $75.9 million at September 30, 2004, and that its cash balances will grow to more than $40.0 million at that date. The Company anticipates capital spending to approximate $30.0 million to $40.0 million in fiscal 2005.

With respect to fiscal 2006, the Company expects improved financial performance compared to fiscal 2005. In early August 2005, the Company intends to provide specific sales, operating income and earnings per share guidance for fiscal 2006. A federal supplemental spending bill presently is being considered by the U.S. Congress to fund the current activities of Operation Iraqi Freedom. The Company believes the final bill will include funding for Oshkosh to increase the rate of its defense truck remanufacturing operations as well as funding for new defense truck business to support the DoD’s modularity initiative. Given that the DoD is in a major conflict in Iraq, certain funding in the draft bill could be re-allocated to other requirements at any time. Based on the initial funding allocations in the draft bill, the Company believes that the requirements for the Company’s products and services from Operation Iraqi Freedom will increase in fiscal 2006 and estimates that its defense segment sales and operating income will likewise increase in fiscal 2006 compared to fiscal 2005. The Company also believes that demand for concrete mixers and refuse packers in the U.S. in fiscal 2006 will increase in advance of a diesel engine emissions standards change that becomes effective on January 1, 2007. The Company also believes that municipal spending increases for fire apparatus and domestic refuse packers, growing demand for the Revolution composite drum and an expected turnaround of the Company’s McNeilus and European refuse businesses are likely to contribute to improved financial results in fiscal 2006.

In fiscal 2007, the Company could face declining defense expenditures from Operation Iraqi Freedom, but the Company believes that its defense segment sales and operating income will remain strong for several years after fiscal 2006 due to the significant impact of the conflict on the DoD’s heavy-payload tactical truck fleet and the severity of the current conflict. Demand for concrete mixers and domestic refuse packers could decline in fiscal 2007 when the new diesel engine emission standards take effect. The Company presently intends to focus on reducing costs through lean initiatives, accelerating new product development, increasing the demand and geographic distribution for the Revolution drum and acquisitions to offset potential declines in defense and commercial segment demand in fiscal 2007 and to drive overall Company sales and earnings growth. By September 30, 2006, assuming no further acquisitions, the Company expects to generate cash balances of $200 million or more that could be utilized to advance the Company’s acquisition strategy, or for stock repurchases and/or higher dividend payments to contribute to shareholder returns.

Certain Assumptions

The expectations set forth in “Executive Overview” and “Fiscal 2005 and Beyond Outlook” are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, that the Company will be able to turnaround the business of the Geesink Norba Group sufficiently to support its current valuation resulting in no non-cash impairment charge for Geesink Norba Group goodwill; the sale of approximately 1,000 Revolution® composite mixer drums in the U.S. in fiscal 2005 at favorable pricing and costs; the Company’s estimates for concrete placement activity, housing starts and mortgage rates; the performance of the U.S. and European economies generally; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies, in particular at McNeilus and the Geesink Norba Group; the anticipated level of production and margins associated with the MTVR base contract and MTVR-related contracts, international defense truck contracts, the Family of Heavy Tactical Vehicles contract and the Indefinite Demand/Indefinite Quantity contract; the expected level of DoD procurement of replacement parts and services and remanufacturing of trucks and funding thereof; the Company’s targets for the Geesink Norba Group sales and operating income or losses; the Company’s estimates for capital expenditures of municipalities for fire and emergency and refuse products, of airports for rescue and snow removal products and of large commercial waste haulers generally and with the Company; federal funding levels for Department of Homeland Security and spending by governmental entities on homeland security apparatus; the level of concrete placement and domestic refuse sales due in advance of a diesel engine emissions standards change effective January 1, 2007; the Company’s estimates for the impact of steel and component cost increases and its ability to avoid such cost increases based on its supply contracts or recover rising steel and component costs with increases in prices of its products; the availability of chassis components and commercial chassis generally; the Company’s planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the expected level of commercial “package”body and purchased chassis sales compared to “body only” sales; the Company’s ability to integrate acquired businesses and achieve expected synergies; the Company’s estimates of the impact of changing fuel prices and credit availability on capital spending of towing operators; the Company’s ability to sustain market share gains by its fire and emergency and refuse products businesses; anticipated levels of capital expenditures, especially with respect to the rollout of the Revolution® composite mixer drum; the Company’s estimates for costs relating to litigation, product warranty, insurance, personnel costs and other raw materials; and the Company’s estimates for debt levels, interest rates, working capital needs and effective tax rates. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results that the forward-looking statements contemplate.

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

The Company’s export sales have historically been denominated in the Company’s functional currency, the U.S. dollar. In March 2003, the Company entered into a multi-year contract to provide Wheeled Tanker systems to the U.K. Ministry of Defence. This contract, which is included in the Company’s backlog at March 31, 2005, calls for deliveries in fiscal 2005 through fiscal 2007 with payments to the Company denominated in British Sterling. Additionally, in connection with this Wheeled Tanker contract, the Company has entered into requirements subcontracts with various third parties. Certain of these subcontracts call for payments in euros and British Sterling. The Company has hedged a significant portion of the forecasted cash flows related to this contract by entering into forward foreign exchange contracts. Any portion of these contractual cash flows that remain unhedged will subject the Company to foreign currency transaction risk and related financial volatility. See “Note 8 to the Condensed Consolidated Financial Statements” for details regarding the Company’s use of forward foreign exchange contracts in connection with the Wheeled Tanker contract and other forecasted purchases and sales denominated in foreign currency.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2005. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2005 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

OSHKOSH TRUCK CORPORATION
PART II. OTHER INFORMATION
FORM 10-Q
March 31, 2005

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 1995, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s Common Stock. The Company did not repurchase any shares under the authorization during the quarter ended March 31, 2005. As of March 31, 2005, the Company had authority to repurchase 1,615,395 shares of Common Stock under that program. The repurchase authorization does not expire.

Item 4. Submission of Matters To A Vote of Security Holders

At the annual meeting of shareholders held on February 1, 2005, all of the persons nominated as directors were elected. The following table sets forth certain information with respect to such election.

Name of Nominee	Shares Voted for	Shares Withholding Authority	Other Shares Not Voted
Class A Common Stock Nominees
J. W. Andersen	772,509	6,522	26,146
R. G. Bohn	779,031	0	26,146
F. M. Franks, Jr	772,509	6,522	26,146
M. W. Grebe	774,577	4,454	26,146
K. J. Hempel	774,577	4,454	26,146
H. N. Medvin	774,509	4,522	26,146
S. P. Mosling	778,363	668	26,146
J. P. Mosling, Jr	778,363	668	26,146
Common Stock Nominees
R. M. Donnelly	32,430,311	218,282	2,806,877
D. V. Fites	32,426,136	222,457	2,806,877
R. G. Sim	31,942,996	705,597	2,806,877

Also at the annual meeting, Class A Common Stock and Common Stock shareholders approved an amendment to the Restated Articles of Incorporation to increase the number of authorized shares of Common Stock and Class A Common Stock. The following table sets forth certain information with respect to such vote.

	Shares Voted For	Shares Voted Against	Abstentions And Broker Non-Votes
Class A Common Stock	774,533	4,498	0
Common Stock	23,378,869	9,237,694	32,030

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Amendment to Restated Articles of Incorporation of Oshkosh Truck Corporation, dated February 1, 2005.

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 4, 2005.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 4, 2005.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated May 4, 2005.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated May 4, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH TRUCK CORPORATION
May 4, 2005	/S/ R. G. Bohn
R. G. Bohn
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)
May 4, 2005	/S/ C. L. Szews
C. L. Szews
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
May 4, 2005	/S/ T. J. Polnaszek
T. J. Polnaszek
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment to Restated Articles of Incorporation of Oshkosh Truck Corporation, dated February 1, 2005.

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 4, 2005.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 4, 2005.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated May 4, 2005.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated May 4, 2005.