Form 10-Q
period 2005-06-30
OSHKOSH TRUCK CORP
filed 2005-08-03
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission File Number 1-31371

Oshkosh Truck Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0520270
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
2307 Oregon Street
P.O. Box 2566
Oshkosh, Wisconsin	54903
(Address of principal executive offices)	(Zip Code)

(920) 235-9151
(Registrant’s telephone number, including area code)

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

Common Stock Outstanding as of July 29, 2005: 36,662,463

OSHKOSH TRUCK CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED JUNE 30, 2005

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Statements of Income for the Three and
	Nine Months Ended June 30, 2005 and 2004	3
	Condensed Consolidated Balance Sheets at June 30, 2005 and September 30, 2004	4
	Condensed Consolidated Statement of Shareholders' Equity for the
	Nine Months Ended June 30, 2005	5
	Condensed Consolidated Statements of Cash Flows for the Nine
	Months Ended June 30, 2005 and 2004	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Consolidated
	Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	33
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	34
SIGNATURES		35

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net sales	$818,912	$599,824	$2,136,184	$1,611,231
Cost of sales	695,068	500,576	1,776,856	1,345,798

Gross income	123,844	99,248	359,328	265,433
Operating expenses:
Selling, general and administrative	58,827	48,417	160,332	129,457
Amortization of purchased intangibles	2,046	1,666	5,768	4,998

Total operating expenses	60,873	50,083	166,100	134,455

Operating income	62,971	49,165	193,228	130,978
Other income (expense):
Interest expense	(1,880)	(1,459)	(6,370)	(4,008)
Interest income	481	411	1,499	992
Miscellaneous, net	(224)	119	(837)	679

	(1,623)	(929)	(5,708)	(2,337)

Income before provision for income taxes,
equity in earnings of unconsolidated
affiliates and minority interest	61,348	48,236	187,520	128,641
Provision for income taxes	23,493	18,215	72,195	47,563

Income before equity in earnings
of unconsolidated affiliates
and minority interest	37,855	30,021	115,325	81,078
Equity in earnings of unconsolidated
affiliates, net of income taxes	977	602	2,317	1,716
Minority interest, net of income taxes	(143)	--	(189)	--

Net income	$38,689	$30,623	$117,453	$82,794

Income available to Common Stock holders	$38,459	$30,008	$115,720	$81,117

Earnings per share:
Basic	$1.07	$0.87	$3.27	$2.37
Diluted	$1.05	$0.85	$3.20	$2.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts; unaudited)

	June 30, 2005	September 30, 2004
ASSETS
Current assets
Cash and cash equivalents	$43,062	$30,081
Receivables, net	290,437	252,253
Inventories, net	546,466	368,067
Deferred income taxes	37,912	41,033
Other current assets	25,118	19,273

Total current assets	942,995	710,707
Investment in unconsolidated affiliates	20,065	21,187
Property, plant and equipment, net	180,311	168,576
Goodwill, net	398,268	385,063
Purchased intangible assets, net	130,291	140,506
Other long-term assets	36,593	26,375

Total assets	$1,708,523	$1,452,414

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Revolving credit facility and
current maturities of long-term debt	$20,938	$72,739
Accounts payable	213,079	200,290
Customer advances	306,091	209,656
Floor plan notes payable	37,204	25,841
Payroll-related obligations	47,363	43,978
Income taxes	12,033	17,575
Accrued warranty	38,825	35,760
Other current liabilities	104,446	73,842

Total current liabilities	779,979	679,681
Long-term debt	2,652	3,209
Deferred income taxes	64,829	66,543
Other long-term liabilities	66,902	64,259
Minority interest	2,760	2,629
Commitments and contingencies
Shareholders' equity
Preferred stock ($.01 par value; authorized 2,000,000 shares; none
issued and outstanding)	--	--
Class A Common Stock ($.01 par value; 2,600,000 and 1,000,000 shares
authorized, respectively; 0 and 810,231 shares issued, respectively)	--	8
Common Stock ($.01 par value; 150,000,000 and 60,000,000 shares authorized,
respectively; 36,658,463 and 34,853,827 shares issued, respectively)	367	348
Additional paid-in capital	189,825	142,455
Unearned compensation	(4,327)	(6,082)
Retained earnings	581,487	472,025
Common Stock in treasury, at cost (0 and 324,246 shares, respectively)	--	(1,832)
Accumulated other comprehensive income	24,049	29,171

Total shareholders' equity	791,401	636,093

Total liabilities and shareholders' equity	$1,708,523	$1,452,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED JUNE 30, 2005
(In thousands, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Unearned Compensation	Retained Earnings	Common Stock in Treasury at Cost	Accumulated Other Comprehensive Income	Total
Balance at September 30, 2004	$356	$142,455	$(6,082)	$472,025	$(1,832)	$29,171	$636,093

Net income	--	--	--	117,453	--	--	117,453

Loss on derivative
instruments (net of
income tax benefit of $842)	--	--	--	--	--	(1,042)	(1,042)

Currency translation
adjustments	--	--	--	--	--	(4,080)	(4,080)

Cash dividends:
Class A Common Stock	--	--	--	(60)	--	--	(60)
($0.075 per share)
Common Stock	--	--	--	(7,931)	--	--	(7,931)
($0.220 per share)

Issuance of restricted stock	--	462	(462)	--	--	--	--

Amortization of unearned
compensation	--	--	2,217	--	--	--	2,217

Exercise of stock options	11	22,306	--	--	1,832	--	24,149

Tax benefit related to
stock options exercised	--	24,602	--	--	--	--	24,602

Balance at June 30, 2005	$367	$189,825	$(4,327)	$581,487	$--	$24,049	$791,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Nine Months Ended June 30,
	2005	2004
Operating activities:
Net income	$117,453	$82,794
Non-cash and other adjustments	26,446	24,304
Changes in operating assets and liabilities	(42,206)	(27,382)

Net cash provided by operating activities	101,693	79,716
Investing activities:
Acquisition of businesses, net of cash acquired	(31,302)	--
Additions to property, plant and equipment	(21,716)	(19,203)
Proceeds from sale of assets	194	108
Decrease (increase) in other long-term assets	4,986	(16,339)

Net cash used by investing activities	(47,838)	(35,434)
Financing activities:
Net repayments under revolving credit facility	(52,263)	(37,000)
Proceeds from exercise of stock options	24,149	4,471
Proceeds from issuance of long-term debt	--	965
Repayment of long-term debt	(603)	(1,872)
Dividends paid	(11,073)	(6,032)

Net cash used by financing activities	(39,790)	(39,468)
Effect of exchange rate changes on cash	(1,084)	1,217

Increase in cash and cash equivalents	12,981	6,031
Cash and cash equivalents:
Beginning of period	30,081	19,245

End of period	$43,062	$25,276

Supplementary disclosures:
Depreciation and amortization	$25,707	$20,073
Cash paid for interest	5,872	3,722
Cash paid for income taxes	55,991	29,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSHKOSH TRUCK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts; unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet as of September 30, 2004 was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Oshkosh Truck Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2004. The interim results are not necessarily indicative of results for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

The Company recorded cumulative adjustments in each of the first three quarters of fiscal 2005 to increase the life-to-date margin recognized on its multi-year Medium Tactical Vehicle Replacement (“MTVR”) production contract, which is accounted for under the “percentage-of-completion” method, by a total of 2.5 percentage points for the nine months ended June 30, 2005, including 0.2 percentage points recognized in the three month period ended June 30, 2005. The adjustments resulted from negotiation with suppliers during the period of disputed pricing on two components of the MTVR truck, lower material costs as steel cost increases were less than anticipated, improved overhead absorption under the contract due to increased overall defense segment production volume, lower warranty costs due to favorable field experience and other items. The cumulative life-to-date adjustments in fiscal 2005 increased the margin percentage recognized on the contract from 7.6% to 10.1%. These changes in estimate increased operating income for the three and nine months ended June 30, 2005 by $2,100 and $24,700, net income by $1,200 and $15,100 and earnings per share by $0.03 and $0.41, including amounts related to revenues recorded in prior periods of $1,700 and $23,100 in operating income, $1,000 and $14,200 in net income and $0.03 and $0.39 in earnings per share for the three and nine months ended June 30, 2005, respectively. During the first and third quarters of fiscal 2004, the Company recorded cumulative catch-up adjustments to increase the life-to-date margin on the MTVR contract from 5.5% to 7.1%. The cumulative catch-up adjustments increased operating income for the three and nine month periods ended June 30, 2004 by $7,100 and $14,200, net income by $4,500 and $9,000 and earnings per share by $0.12 and $0.25, respectively.

On May 3, 2005, a sufficient number of shareholders of unlisted Class A Common Stock converted their shares to New York Stock Exchange – listed Common Stock, on a share-for-share basis, which resulted in the remaining Class A shares automatically converting into Common Stock on the same basis. As a result of this conversion to a single class of stock, shares of Common Stock that previously had limited voting rights now carry full voting rights.

2. ACQUISITIONS

On March 9, 2005, the Company acquired 100% of the stock of London Machinery Inc. (“London”). London is based in Ontario, Canada and is a manufacturer and marketer of rear-discharge concrete mixers for the concrete placement market with sales throughout the Americas. The purchase price, including acquisition costs and net of cash acquired, of $11,185, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill.

On November 1, 2004, the Company acquired 100% of the stock of the Concrete Equipment Company, Inc. (“CON-E-CO”). CON-E-CO is a leading manufacturer of portable and stationary concrete batch plants headquartered in Blair, Nebraska. The purchase price, including acquisition costs and net of cash acquired, of $20,117, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill.

The Company has performed or engaged a third party business valuation appraiser to assist in the valuation of the assets of the acquired companies. The following is a summary of the recorded fair values of the assets acquired and liabilities assumed of CON-E-CO and London as of the dates of acquisition based on preliminary information:

Assets Acquired
Current assets, excluding cash of $200	$20,558
Property, plant and equipment	8,602
Intangible assets	5,501
Goodwill	9,670

Total assets acquired	44,331
Liabilities Assumed
Current liabilities	9,319
Other long-term liabilities	3,710

Total liabilities assumed	13,029

Net assets acquired	$31,302

The valuation of intangible assets consists of $1,603 of assets subject to amortization and $3,898 assigned to tradenames not subject to amortization. The intangible assets subject to amortization consist of $996 in customer-related assets with a twenty-year average life and $607 of non-compete agreements with a five-year life.

The CON-E-CO and London acquisitions were accounted for using the purchase method of accounting and, accordingly, their operating results were included in the Company’s consolidated statements of income from the dates of acquisition. The allocation of the excess purchase price, including acquisition costs, of the CON-E-CO and London acquisitions over the estimated fair value of the assets acquired and liabilities assumed amounted to $9,670 and has been recorded as goodwill. All the goodwill was assigned to the Company’s commercial segment and is not deductible for local income tax purposes. The allocations were tentative at June 30, 2005, pending finalization of appraisal valuations, which are expected to be finalized by September 30, 2005.

On July 8, 2004, the Company acquired 100% of the stock of JerrDan Corporation (“JerrDan”). JerrDan is a leading manufacturer of towing and recovery equipment headquartered in Greencastle, Pennsylvania. JerrDan sells light-, medium- and heavy-duty wreckers, as well as aluminum, steel and industrial carriers, to towing services and salvage companies.

On July 29, 2004, the Company completed the acquisition of 75% of BAI Brescia Antincendi International S.r.l. and BAI Tecnica S.r.l. (together “BAI”). The Company has the right to acquire the remaining 25% interest in BAI three years after the closing of the acquisition. BAI manufactures and markets municipal and airport fire trucks and firefighting equipment and is headquartered in Brescia, Italy. The 25% after-tax interest not owned by the Company in BAI’s reported operating results, before amortization of purchase accounting adjustments, has been reflected in the Company’s consolidated financial statements as minority interest.

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

	Nine Months Ended June 30,
	2005	2004
Net sales	$2,147,272	$1,785,023
Net income	117,915	87,055
Earnings per share:
Basic	$3.28	$2.50
Diluted	3.21	2.42

3. STOCK-BASED COMPENSATION

The Company accounts for its stock options under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation costs related to stock options have been reflected in earnings as all options granted under these plans had an exercise price equal to the market value of the underlying Common Stock on the measurement date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$38,689	$30,623	$117,453	$82,794
Add: Stock-based employee compensation
expense recorded for restricted stock
awards, net of related tax effects	646	172	1,880	514
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects	(1,607)	(970)	(4,098)	(2,903)

	(961)	(798)	(2,218)	(2,389)

Pro forma net income	$37,728	$29,825	$115,235	$80,405

Earnings per share:
Basic - as reported	$1.07	$0.87	$3.27	$2.37
Basic - pro forma	1.04	0.85	3.21	2.31
Diluted - as reported	$1.05	$0.85	$3.20	$2.30
Diluted - pro forma	1.02	0.83	3.13	2.23

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. The Company grants options to purchase Common Stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS 123(R) to the first interim period of the first fiscal year beginning after June 15, 2005. The Company intends to adopt this new standard during the first quarter of fiscal 2006, as required, under the modified prospective method. The effect of adoption of SFAS 123(R) is currently estimated to be $3,250 to $3,750 ($0.09 to $0.10 per share) after-tax for fiscal 2006. However, the Company’s actual share-based compensation expense in fiscal 2006 will depend on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.

4. EARNINGS PER SHARE

On May 3, 2005, a sufficient number of shareholders of unlisted Class A Common Stock converted their shares to New York Stock Exchange – listed Common Stock, on a share-for-share basis, which resulted in the remaining Class A shares automatically converting into Common Stock on the same basis. As a result, earnings per share for Class A Common Stock is no longer presented.

The following table reconciles net income to net income available to Common Stock holders for purposes of the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Income available to Common Stock holders
Net income	$38,689	$30,623	$117,453	$82,794
Class A Common Stock	(230)	(615)	(1,733)	(1,677)

Basic income available to Common
Stock holders	$38,459	$30,008	$115,720	$81,117

Diluted income available to Common
Stock holders	$38,689	$30,623	$117,453	$82,794

The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	36,009,625	34,298,912	35,373,747	34,154,494
Effect of dilutive securities:
Class A Common Stock	282,817	810,700	631,424	813,142
Stock options and incentive compensation
awards	649,097	945,654	729,887	993,659

Diluted weighted average shares outstanding	36,941,539	36,055,266	36,735,058	35,961,295

Options to purchase 15,250 shares of Common Stock were outstanding during the nine months ended June 30, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Common Stock and therefore, the effect would be anti-dilutive. Options to purchase 48,600 shares of Common Stock were outstanding during the three and nine months ended June 30, 2004, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

5. COMPREHENSIVE INCOME

Total comprehensive income is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income	$38,689	$30,623	$117,453	$82,794
Currency translation adjustments	(13,536)	(1,459)	(4,080)	8,883
Derivative instruments, net of
income taxes	6,152	(367)	(1,042)	(11,464)

Other comprehensive loss	(7,384)	(1,826)	(5,122)	(2,581)

Comprehensive income	$31,305	$28,797	$112,331	$80,213

The Company funded a portion of the BAI purchase price utilizing proceeds of a euro-denominated debt obligation. This debt obligation has been designated as a hedge of the Company’s net investment in BAI. To the extent that this debt obligation remains as an effective hedge, changes in value of the debt obligation due to changes in foreign currency are recorded within currency translation adjustments in other comprehensive income. Net gains of $1,275 and $398 have been recorded as part of the cumulative translation adjustment for the three and nine months ended June 30, 2005, respectively.

6. INVENTORIES

Inventories were comprised of the following:

	June 30, 2005	September 30, 2004
Raw materials	$238,977	$197,674
Partially finished products	243,179	140,835
Finished products	151,097	106,618

Inventories at FIFO cost	633,253	445,127
Less: Progress/performance-based payments
on U.S. government contracts	(61,041)	(56,731)
Excess of FIFO cost over LIFO cost	(25,746)	(20,329)

	$546,466	$368,067

Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

7. INVESTMENT IN UNCONSOLIDATED AFFILIATES

The Company’s investment in unconsolidated affiliates consists primarily of an interest in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”). The Company and an unaffiliated third party are general partners in OMFSP. OMFSP was formed in 1998 when each partner contributed existing lease assets (and in the case of the Company, related notes payable to third party lenders that were secured by such leases) to capitalize the partnership. OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing, primarily to customers of the Company. OMFSP purchases trucks, truck bodies and concrete batch plants from the Company, the Company’s affiliates and, occasionally, unrelated third parties for lease to user-lessees. Company sales to OMFSP were $49,977 and $31,298 for the nine months ended June 30, 2005 and 2004, respectively. Banks and other third party financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is recourse to, OMFSP. However, all such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of Financial Interpretation No. 46 Revised. Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

Included in investments in unconsolidated affiliates in the Company’s Condensed Consolidated Balance Sheet at June 30, 2005 was the Company’s investment in OMFSP of $18,472, which represented the Company’s maximum exposure to loss as a result of the Company’s ownership interest in OMFSP. This exposure is a non-cash exposure. Further, the Company had recorded deferred income tax liabilities related to its investment in OMFSP at June 30, 2005 that were included in long-term deferred income tax liabilities in the Company’s Condensed Consolidated Balance Sheet. Should the Company’s investment in OMFSP be liquidated for any reason, deferred income tax liabilities of $21,774 would reverse and result in an increase in the Company’s current income taxes payable.

Summarized financial information of OMFSP is as follows:

	June 30, 2005	September 30, 2004
Cash and cash equivalents	$2,862	$2,649
Investments in sales-type leases, net	177,916	185,176
Net equipment under operating leases	7,650	--
Other assets	659	2,506

	$189,087	$190,331

Notes payable	$147,989	$148,681
Other liabilities	6,189	2,179
Partners' equity	34,909	39,471

	$189,087	$190,331

	Nine Months Ended June 30,
	2005	2004
Interest income	$8,383	$9,746
Net interest income	2,586	2,906
Excess of revenues over expenses	3,391	2,726

8. PROPERTY, PLANT AND EQUIPMENT

The following table presents details of the Company’s property, plant and equipment:

	June 30, 2005	September 30, 2004
Land and land improvements	$19,700	$17,163
Equipment on operating lease to others	1,734	2,248
Buildings	116,064	104,195
Machinery and equipment	205,399	192,932

	342,897	316,538
Less: Accumulated depreciation	(162,586)	(147,962)

	$180,311	$168,576

9. GOODWILL AND PURCHASED INTANGIBLE ASSETS

The following table presents the changes in goodwill during the nine months ended June 30, 2005:

Segment	Balance at September 30, 2004	Acquisitions	Translation and Other	Balance at June 30, 2005
Commercial	$245,389	$9,670	$(2,888)	$252,171
Fire and emergency	139,674	--	6,423	146,097

Total	$385,063	$9,670	$3,535	$398,268

Translation and other includes a $2,969 decrease resulting from currency translation adjustments and $6,504 related to adjustments of preliminary valuations of tangible and intangible assets related to the acquisitions of JerrDan and BAI.

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

In the first quarter of fiscal 2005, the Company reduced its estimate of the earnings of the Geesink Norba Group for fiscal year 2005 from operating income of $3,000 (€2,500) to an operating loss of $4,500 (€3,500). Through the first nine months of fiscal 2005, the Geesink Norba Group incurred a larger operating loss than estimated of $9,300 (€7,700) due in large part to a workforce reduction charge of $4,300 (€3,500) in the third quarter of fiscal 2005. The Company expects marginal operating income in the remaining quarter of fiscal 2005, resulting in an operating loss of $9,000 (€7,500) for fiscal 2005. During the first nine months of fiscal 2005, the Company made a number of management changes at the Geesink Norba Group, and in January 2005 the Company assigned a team of Company representatives to support the turnaround activities of the business. The Company presently believes that it will be able to return the business to acceptable profitability over a nine to fifteen month period as it seeks to reduce its Geesink-branded rear loader product costs, strengthen its European branch operations and implement price increases. The Company also believes that European refuse market volumes are improving. The Company reviewed its valuation model for the Geesink Norba Group and estimates that the fair value of the Company’s interest in the business continues to exceed its carrying value at June 30, 2005. Accordingly, no impairment of the goodwill has been recorded to date. The Company will continue to monitor its turnaround activities at the Geesink Norba Group and their impact on the Company’s valuation of this investment.

The following tables present details of the Company’s purchased intangible assets:

		June 30, 2005
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55,422	$(11,749)	$43,673
Non-compete	14.0	41,947	(20,784)	21,163
Technology-related	17.0	22,654	(8,332)	14,322
Other	12.6	18,239	(4,147)	14,092

	24.4	138,262	(45,012)	93,250
Non-amortizable intangible assets		37,041	--	37,041

		$175,303	$(45,012)	$130,291

		September 30, 2004
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	38.8	$55,300	$(10,692)	$44,608
Non-compete	14.2	41,359	(18,381)	22,978
Technology-related	14.3	28,703	(7,193)	21,510
Other	12.9	19,138	(3,021)	16,117

	23.4	144,500	(39,287)	105,213
Non-amortizable intangible assets		35,293	--	35,293

		$179,793	$(39,287)	$140,506

Excluding the impact of any future acquisitions, the Company anticipates amortization of purchased intangible assets for the next five years as follows:

Fiscal Year Ending September 30,	Amount
2005 (remaining three months)	$1,923
2006	7,463
2007	7,329
2008	7,252
2009	7,128
2010	6,689

10. FINANCIAL INSTRUMENTS

Historically, the Company has used forward foreign exchange contracts to reduce the exchange rate risk of specific foreign currency transactions. These contracts require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date.

To protect against a reduction in value of certain forecasted foreign currency cash receipts from export sales from July 2005 through December 2006 that will be denominated in British Sterling, and to protect against increases in costs of purchases of certain components from July 2005 through October 2006 that are payable in British Sterling or euros, all in connection with the Company’s contract to provide certain tactical military truck systems to the United Kingdom Ministry of Defence, the Company has instituted a foreign currency cash flow hedging program. The Company has hedged a significant portion of its estimated foreign currency cash flows in connection with this contract.

At June 30, 2005, outstanding foreign exchange forward contracts totaled $236,875 in notional amounts, including $172,612 in contracts to sell British Sterling, $3,000 in contracts to sell euros and $61,263 in contracts to purchase euros. Net unrealized losses (net of related tax effect of $9,047) on outstanding foreign exchange forward contracts at June 30, 2005 totaled $15,404 and have been included in accumulated other comprehensive income.

As of June 30, 2005, the Company expects to reclassify $14,790 of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales denominated in foreign currencies and sales of product whose underlying costs contain purchases denominated in foreign currencies.

11. CREDIT AGREEMENTS

Short-term borrowings consisted of the following:

	June 30, 2005	September 30, 2004
Revolving credit facility	$18,099	$65,646
Other short-term facilities	2,278	6,451
Current maturities of long-term debt	561	642

	$20,938	$72,739

The Company has a revolving credit facility of $500,000. The Company may increase the revolving credit facility up to an aggregate maximum outstanding amount of $750,000 at the Company’s discretion, unless the Company is in default under the revolving credit facility. At June 30, 2005, bank borrowings of $18,099, related to €15,000 incurred to finance the BAI acquisition, and outstanding letters of credit of $20,519, reduced available capacity under the Company’s revolving credit facility to $461,382.

Interest rates on the borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.50%) or the “Offshore Rate” (which is the bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.70% for Offshore Rate loans under the Company’s revolving credit facility as of June 30, 2005. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The average interest rate on bank borrowings outstanding at June 30, 2005 was 2.81%.

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

The Company’s wholly-owned subsidiary in The Netherlands, Geesink Group B.V., and certain of its affiliates are party to a €2,500 bank credit facility (the “euro facility”), which supports a cross-border cash pooling arrangement. There were no borrowings outstanding under the euro facility at June 30, 2005.

London had a $6,107 (CAD 7,500) credit facility with $776 (CAD 953) in borrowings outstanding at June 30, 2005, which bears interest at a variable rate based on a bank’s prime rate plus 0.50% (4.75% at June 30, 2005).

Long-term borrowings consisted of the following:

	June 30, 2005	September 30, 2004
Mortgage notes payable	$2,570	$3,063
Other	643	788

	3,213	3,851
Less current maturities of long-term debt	(561)	(642)

	$2,652	$3,209

At June 30, 2005, BAI had outstanding mortgage loans of $2,570 (€2,130), which bear interest at a variable rate based on the three-month Euribor rate plus a margin of between 0.75% and 1.50%. The average interest rate on outstanding mortgage loans at June 30, 2005 was 3.13%.

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

The Company’s policy is to record a provision for the expected cost of warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under the warranty plans. Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of features/components included in product models. In addition, the Company reviews actual warranty claims experience each quarter to determine if there are systemic defects that would require a field campaign.

Changes in the Company’s warranty liability were as follows:

	Nine Months Ended June 30,
	2005	2004
Balance at beginning of period	$35,760	$29,172
Warranty provisions for the period	18,824	13,878
Settlements made during the period	(15,903)	(12,087)
Changes in liability for pre-existing warranties
during the period, including expirations	(150)	(2,123)
Acquisitions	323	--
Foreign currency translation adjustment	(29)	121

Balance at end of period	$38,825	$28,961

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

13. RETIREMENT PLANS

Components of net periodic pension benefit cost were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Service cost	$1,495	$1,303	$4,485	$3,909
Interest cost	1,593	1,446	4,779	4,338
Expected return on plan assets	(1,878)	(1,703)	(5,634)	(5,109)
Amortization of prior service cost	128	115	384	345
Amortization of transition asset	(17)	(16)	(51)	(48)
Amortization of net loss	461	325	1,383	975

Net periodic benefit cost	$1,782	$1,470	$5,346	$4,410

The Company made a $12,000 contribution to its pension plans in the second quarter of fiscal 2005 and may make a further contribution of up to $10,000 in the fourth quarter of fiscal 2005. The Company estimates that its contributions to its pension plans in fiscal 2006 will approximate fiscal 2005 contribution levels.

Components of net periodic other post-employment benefit costs were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Service cost	$265	$228	$795	$684
Interest cost	272	260	816	780
Amortization of net losses	24	13	72	39

	$561	$501	$1,683	$1,503

The Company made contributions to fund benefit payments of $176 and $141 for the three month periods and $552 and $461 for the nine month periods ended June 30, 2005 and 2004, respectively, under its other post-employment benefit plans. The Company estimates additional contributions of approximately $200 will be made under these other post-employment plans prior to the end of fiscal 2005.

14. COMMITMENTS AND CONTINGENCIES

As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third party disposal and recycling facilities, which are licensed by appropriate governmental agencies. In some instances, these facilities have been or may be designated by the United States Environmental Protection Agency (“EPA”) or a state environmental agency for remediation. Under the Comprehensive Environmental Response, Compensation, and Liability Act (the “Superfund” law) and similar state laws, each potentially responsible party (“PRP”) that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up these sites. Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup cost.

As to one such Superfund site, the Company’s Pierce Manufacturing Inc. (“Pierce”) subsidiary is one of 338 PRPs participating in the costs of addressing the site and has been assigned an allocation share of approximately 0.04%. At June 30, 2005, the PRP project coordinator is seeking approval of the majority of the 338 PRPs to proceed with a proposed site remediation plan. Based on the estimated cost of the site remediation plan of $13.5 million to $18.0 million and the assigned allocations, the Company believes its liability at the site is not material and its share is adequately covered through reserves established by the Company at June 30, 2005. Actual liability could vary based on results of the study, the resources of other PRPs, and the Company’s final share of liability.

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

In connection with the recent acquisition of a manufacturing facility in northeast Oshkosh, the Company identified low-level soil and groundwater contamination from solvents and petroleum products in localized, relatively small areas of the site. The Company believes that the contamination is limited to the property and is in the process of preparing monitoring and project closure plans for the identified areas. Based on current estimates, the Company believes its liability at this site will not be material and any responsibility of the Company is adequately covered through reserves established by the Company.

At June 30, 2005 and September 30, 2004, the Company had reserves for environmental matters of $5,999 and $5,884, respectively.

The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $194,688 and open standby letters of credit issued by the Company’s bank in favor of third parties totaling approximately $20,519 at June 30, 2005.

Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $1,000 per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At June 30, 2005 and September 30, 2004, the reserve for product and general liability claims was $10,805 and $17,203, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

15. SEGMENT INFORMATION

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net sales to unaffiliated customers:
Fire and emergency	$222,670	$142,572	$630,051	$401,072
Defense	280,985	191,051	706,095	549,575
Commercial	322,346	272,019	819,186	672,817
Intersegment eliminations	(7,089)	(5,818)	(19,148)	(12,233)

Consolidated	$818,912	$599,824	$2,136,184	$1,611,231

Operating income (loss):
Fire and emergency	$23,132	$13,186	$60,580	$36,003
Defense	45,955	33,946	147,037	94,145
Commercial	7,212	13,359	19,295	29,985
Corporate and other	(13,328)	(11,326)	(33,684)	(29,155)

Consolidated operating income	62,971	49,165	193,228	130,978
Net interest expense	(1,399)	(1,048)	(4,871)	(3,016)
Miscellaneous other	(224)	119	(837)	679

Income before provision for income taxes,
equity in earnings of unconsolidated
affiliates and minority interest	$61,348	$48,236	$187,520	$128,641

	June 30, 2005	September 30, 2004
Identifiable assets:
Commercial:
U.S.(a)	$553,681	$470,609
The Netherlands	156,606	157,614
Other European	94,882	89,022
Canada	19,147	--
Mexico	1,593	848

Total commercial	825,909	718,093
Fire and emergency:
U.S	494,461	489,926
Italy	56,201	58,454

Total fire and emergency	550,662	548,380
Defense - U.S.	311,782	183,955
Corporate and other - U.S.	20,170	1,986

Consolidated	$1,708,523	$1,452,414

(a) Includes investment in unconsolidated partnership.

Net sales by geographic region based on product shipment destination were as follows:

	Nine Months Ended June 30,
	2005	2004
United States	$1,781,348	$1,330,481
Other North America	23,464	8,894
Europe and Middle East	266,981	234,010
Other	64,391	37,846

Consolidated	$2,136,184	$1,611,231

16. NEW ACCOUNTING STANDARDS

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

17. SUBSEQUENT EVENT

On July 19, 2005, the Company’s Board of Directors declared a two-for-one split of the Company’s Common Stock and a proportionate increase in the number of shares of Common Stock authorized from 150 million to 300 million. Each shareholder of record at the close of business on August 16, 2005 will receive one additional share for every outstanding share held on the record date. The additional shares are payable August 26, 2005. Per share and weighted average share amounts have not been restated in the accompanying financial statements and related notes to reflect this split. As a part of its action to declare this stock split, the Rights under the Company’s Rights Agreement were proportionally adjusted, as were authorizations, outstanding options and option exercise prices under the 1990 Incentive Stock Plan and 2004 Incentive Stock and Awards Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements About Forward-Looking Information

This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Truck Corporation (the “Company” or “Oshkosh”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital spending, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions, “Executive Overview,” “Fiscal 2005 Outlook” and “Fiscal 2006 and Beyond Outlook” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the Company’s ability to turn around its Geesink Norba Group and McNeilus businesses, the cyclical nature of the Company’s commercial and fire and emergency markets, risks related to reductions in government expenditures, the uncertainty of government contracts, the challenges of identifying acquisition candidates and integrating acquired businesses, higher steel and component costs and the Company’s ability to avoid such cost increases based on its supply contracts or to recover such cost increases with increases in selling prices of its products, the success of the launch of the Revolution® composite concrete mixer drum, the availability of commercial chassis and certain chassis components, risks associated with international operations and sales, including foreign currency fluctuations, disruptions in the supply of parts or components from sole source suppliers and subcontractors and competition. In addition, the Company’s expectations for fiscal 2005 and 2006 are based in part on certain assumptions made by the Company, which are set forth under the caption “Certain Assumptions.” Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 2, 2005.

All forward-looking statements, including those under the captions “Executive Overview,” “Fiscal 2005 Outlook” and “Fiscal 2006 and Beyond Outlook” speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. The Company has adopted a policy that if the Company makes a determination that it expects the Company’s earnings per share for future periods for which projections are contained in this Quarterly Report on Form 10-Q to be lower than those projections, then the Company will publicly disseminate that fact. The Company’s policy also provides that if the Company makes a determination that it expects earnings per share for future periods to be at or above the projections contained in this Quarterly Report on Form 10-Q, then the Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company’s next quarterly conference call, if at all.

All references herein to earnings per share refer to earnings per share assuming dilution.

Stock Split

On July 19, 2005, the Company’s Board of Directors declared a two-for-one stock split of the Company’s Common Stock and a proportionate increase in the number of shares of Common Stock authorized from 150 million to 300 million. Each shareholder of record at the close of business on August 16, 2005 will receive one additional share for every outstanding share held on the record date. The additional shares are payable August 26, 2005. Unless specifically described otherwise, per share amounts presented in Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations have not been restated to reflect this stock split.

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

Executive Overview

Since the onset of Operation Iraqi Freedom in 2003, the Company’s operating results have benefited substantially from increasing U.S. Department of Defense (“DoD”) requirements for the supply of parts, service, armoring and major overhauls of Oshkosh defense vehicles operated in Iraq. The Company believes that these DoD requirements, along with recoveries in its fire and emergency and commercial segments and the benefits of recent acquisitions, will result in higher sales and earnings for the Company through fiscal 2006. The Company believes that the length and severity of Operation Iraqi Freedom, the impact of a diesel engine emissions standards change on demand for concrete mixers and refuse packers and the impact of the Company’s growth strategies will ultimately determine the Company’s ability to increase its sales and earnings in fiscal 2007. See “Fiscal 2006 and Beyond Outlook.”

The Company has reported substantially higher operating results in the three and nine months ended June 30, 2005 compared to the same periods last year and expects to continue this trend of higher operating results for its full fiscal year 2005 and 2006, as follows:

	Percentage Increase vs. Prior Year
	Actual Third Quarter Fiscal 2005	Actual First Nine Months Fiscal 2005	Full Year Fiscal 2005 Estimate(1)	Full Year Fiscal 2006 Estimate(1)
Sales	36.5%	32.6%	30.8%	9.0% - 12.3%
Operating income	28.1%	47.5%	44.4%	14.2% - 19.0%
Net income	26.3%	41.9%	40.2%	15.3% - 20.1%
Earnings per share
assuming dilution	23.5%	39.1%	37.4%	11.6% - 16.3%

(1) Company estimates as of August 2, 2005

The improved results in the first nine months of fiscal 2005 have been driven by the Company’s defense and fire and emergency segments. The Company’s defense segment benefited from a more than doubling in parts and service sales compared to the prior year due to requirements arising from conflicts in Iraq and Afghanistan and cumulative life-to-date adjustments in fiscal 2005 that added $24.7 million of operating income from increases in the estimated margin on the Company’s multi-year Medium Tactical Vehicle Replacement (“MTVR”) contract from 7.6% to 10.1%, which is recorded utilizing the percentage-of-completion accounting method. This contract was completed in June 2005. These factors caused the Company’s defense sales and operating income to increase 28.5% and 56.2%, respectively, during the first nine months of fiscal 2005. For the full fiscal year, the Company expects its defense sales to grow approximately 37.6% and its defense operating income to grow approximately 61.1% to $206.0 million due to substantially higher parts and service sales and increased truck remanufacturing business.

In the Company’s fire and emergency segment, sales were up 57.1% in the first nine months of fiscal 2005 and operating income increased 68.3%. The Company’s orders have remained high since fiscal 2004 due to improved market conditions and an increased emphasis on homeland security apparatus. The Company estimates that the acquisitions of JerrDan Corporation (“JerrDan”) and BAI Brescia Antincendi International S.r.l. and BAI Tecnica S.r.l. (together “BAI”) will contribute sales and operating income of $180.0 million and $12.5 million in fiscal 2005, respectively. Together, the Company estimates that improving order rates and these acquisitions will result in fire and emergency segment sales growth of approximately 41.7% and operating income growth of approximately 41.9% to $78.0 million in fiscal 2005.

The Company’s commercial segment has underperformed compared to prior year earnings levels in the first nine months of fiscal 2005. Commercial segment sales increased 21.8% during the first nine months of fiscal 2005, however operating income during the same period declined 35.7%. The primary reasons for the lower earnings are outlined under Results of Operations and primarily involved operating losses in the Company’s European refuse business and relatively flat pricing for U.S product lines while steel and component costs were escalating. The Company does not expect this segment to begin reporting improved earnings until fiscal 2006 when the Company anticipates improved pricing will take effect.

The losses in the Company’s European refuse business were due in part to a $4.3 million charge for workforce reductions, weak industry conditions in Europe, competitive pricing conditions and higher start-up costs on new product launches. The Company expects this business to incur an operating loss, including the workforce reduction charge, of $9.0 million (€7.5 million) for fiscal 2005. Due to operating losses in the European refuse business in fiscal 2004 and fiscal 2005 to date, the Company is in the process of re-designing certain products and restructuring manufacturing processes, among other actions, resulting in lower projected material costs, the outsourcing of certain processes and a reduction in the workforce at its Emmeloord manufacturing plant. The Company expects these actions will enable the European refuse business to be modestly profitable in fiscal 2006.

The profitability of the commercial segment’s domestic refuse and concrete placement operations during the first nine months was adversely impacted by rapidly rising steel and component costs that were not fully recovered by selling price increases for the Company’s products. The Company believes its pricing initiatives to recover these cost increases will not benefit earnings sufficiently to report increases in operating income until fiscal 2006. The Company estimates its commercial segment sales will grow by approximately 17.9% in fiscal 2005, but expects its operating income will decline approximately 34.0% to $23.0 million as a result of these conditions. The Company estimates that the acquisitions of the Concrete Equipment Company, Inc. (“CON-E-CO”) and London Machinery Inc. (“London”) will add sales and operating income of $46.0 million and $2.4 million, respectively, to segment results in fiscal 2005.

The Company’s cash flow has been strong in fiscal 2005 due to earnings growth and higher customer advances. Assuming no further acquisitions, the Company estimates that debt will approximate $25.0 million at September 30, 2005 and that its cash position at that date will exceed $50.0 million. The Company believes its strong cash flow has contributed to a significant increase in the Company’s borrowing capacity that is available to support the Company’s acquisition strategy.

Based on the Company’s financial performance in its third quarter of fiscal 2005 and new business originated during the period, the Company announced on August 2, 2005 that it had increased its estimate of fiscal 2005 earnings per share assuming dilution from $4.25 per share, as previously estimated on May 3, 2005, to $4.30 per share.

Please refer to “Fiscal 2005 Outlook,” “Fiscal 2006 and Beyond Outlook” and “Certain Assumptions” for a detailed discussion of the Company’s sales, operating income, net income, and earnings per share estimates for fiscal 2005 and 2006.

During fiscal 2004 and the first six months of fiscal 2005, costs rose sharply for steel and component parts containing steel, and the availability of steel has at times been limited, especially for small consumers of steel, including certain of the Company’s suppliers. The Company uses thousands of tons of steel annually and some industry experts have estimated the increase in steel costs over this period at more than 120%, although steel costs recently have declined slightly from peak levels. A surge in over-the-road truck sales has also created a shortage of certain components utilized by the Company and resulted in periodic delays in receipt of chassis scheduled for mounting of the Company’s truck bodies. Although the Company believes steel costs have stabilized, the Company could face further steel cost increases in fiscal 2005 or 2006. Based on long-term agreements with suppliers, the Company has been able to avoid some of the impact of these cost increases, but not all the Company’s suppliers have been able to honor their contracts with the Company. To mitigate these increases, the Company announced multiple price increases in fiscal 2004 and in fiscal 2005, some of which take effect in fiscal 2006, in all of its commercial and fire and emergency business units. The new prices apply to all new orders received after their respective effective dates and the Company does not anticipate being able to recover all the cost increases from customers due to the significant amount of orders in the Company’s backlog prior to the effective dates of product selling price increases. In addition, reaction to these price increases has been adverse from some customers and competitive conditions have limited, and may limit in the future, price increases in some market sectors. If steel and component cost increases resume, then the Company would expect to announce further price increases as necessary. Due to the nature of its defense business, which is generally based on firm, fixed-price contracts, the Company is generally limited in its ability to raise prices in response to rising steel and component costs. The Company generally has firm pricing from its suppliers to its defense business at the time of contract award, but it does not expect these supply contracts to fully protect the Company from steel and component cost increases in its defense segment. The Company has sought substantially higher pricing for all new defense contracts executed since the second half of fiscal 2004 to recover the higher steel and component costs experienced to date.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in thousands):

	Third Quarter Fiscal		First Nine Months Fiscal
	2005	2004	2005	2004
Net sales to unaffiliated customers:
Fire and emergency	$222,670	$142,572	$630,051	$401,072
Defense	280,985	191,051	706,095	549,575
Commercial	322,346	272,019	819,186	672,817
Intersegment eliminations	(7,089)	(5,818)	(19,148)	(12,233)

Consolidated	$818,912	$599,824	$2,136,184	$1,611,231

Third Quarter Fiscal 2005 Compared to 2004

Consolidated net sales increased 36.5% to $818.9 million for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Net sales increases were recorded in all segments.

Fire and emergency segment net sales increased 56.2% to $222.7 million for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. The acquisitions of JerrDan and BAI contributed sales totaling $42.0 million in the quarter. Sales rose 26.7% for other businesses in the segment, reflecting strong order flow for fire apparatus and substantially higher airport product sales.

Defense segment net sales increased 47.1% to $281.0 million for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Parts and service sales nearly doubled during the quarter as a result of the conflict in Iraq. Sales of heavy-payload trucks for the DoD were up sharply and the Company began recognizing revenue on a wheeled tanker contract for the United Kingdom Ministry of Defence during the quarter.

Commercial segment net sales increased 18.5% to $322.3 million for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. CON-E-CO and London contributed net sales of $20.0 million in the third quarter. Concrete placement product sales, other than sales by CON-E-CO and London, were up 3.0% in 2005 compared to 2004, largely due to higher unit sales volume. U.S. refuse product sales increased 30.5% for the quarter, primarily due to higher unit sales, especially to large, U.S. commercial waste-haulers. European refuse product sales were up 25.9% compared to 2004, generally as a result of higher unit sales and favorable currency translation adjustments as a result of the increased strength of the euro compared to the U.S. dollar.

First Nine Months of Fiscal 2005 Compared to 2004

Consolidated net sales increased 32.6% to $2,136.2 million for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. Net sales increases were recorded in all segments.

Fire and emergency segment net sales increased 57.1% to $630.1 million for the nine months ended June 30, 2005 compared to the first nine months of fiscal 2004. Sales were up due to strong order rates for fire apparatus and substantially higher airport product sales. In this segment, due to long lead times, orders generally ship six to nine months after receipt. In addition, JerrDan and BAI contributed net sales of $128.3 million during the nine-month period.

Defense segment net sales increased 28.5% to $706.1 million for the nine months ended June 30, 2005 compared to the same period in the prior year due to a more than doubling in parts and service sales and higher sales of new and remanufactured heavy-payload trucks to the DoD.

Commercial segment net sales increased 21.8% to $819.2 million for the nine months ended June 30, 2005 compared to the same period in the prior year. CON-E-CO and London contributed net sales of $32.9 million during the nine-month period. Concrete placement sales, other than sales by CON-E-CO and London, were up 17.8% primarily due to higher unit sales volumes as industry order levels began to improve following a two-year downturn and an increased mix of package sales. Package sales include a purchased chassis and a concrete mixer. Domestic refuse sales were 28.9% higher due to increased shipments to large U.S. commercial waste haulers. European refuse sales increased 0.4% in U.S. dollars due to lower unit volumes and lower pricing in many end markets offset by favorable currency translation adjustments as a result of the increased strength of the euro compared to the U.S dollar.

Analysis of Consolidated Operating Income

The following table presents operating income by business segment (in thousands):

	Third Quarter Fiscal		First Nine Months Fiscal
	2005	2004	2005	2004
Operating income (expense):
Fire and emergency	$23,132	$13,186	$60,580	$36,003
Defense	45,955	33,946	147,037	94,145
Commercial	7,212	13,359	19,295	29,985
Corporate and other	(13,328)	(11,326)	(33,684)	(29,155)

Consolidated operating income	$62,971	$49,165	$193,228	$130,978

Third Quarter Fiscal 2005 Compared to 2004

Consolidated operating income increased 28.1% to $63.0 million, or 7.7% of sales, in the third quarter of fiscal 2005 compared to $49.2 million, or 8.2% of sales, in the third quarter of fiscal 2004.

Fire and emergency segment operating income increased 75.4% to $23.1 million, or 10.4% of sales, in the quarter compared to $13.2 million, or 9.2% of sales, in the prior year quarter. The JerrDan and BAI acquisitions contributed operating income of $4.1 million during the third quarter. Operating income for the other businesses in the segment increased 44.0% for the quarter, reflecting both the higher sales in the quarter and a substantially improved sales mix of custom pumpers, aerials and airport products.

Defense segment operating income increased 35.4% to $46.0 million, or 16.4% of sales, in the quarter compared to $33.9 million, or 17.8% of sales, in the prior year quarter due to a near doubling of relatively higher-margin parts and service sales and an increase in truck sales offset by substantially higher new product development spending during the quarter. In the third quarter of fiscal 2005, the Company raised its MTVR base contract margins by 0.2 percentage points to 10.1% recognizing a cumulative life-to-date adjustment to increase operating income by $2.1 million. In the third quarter of fiscal 2004, the Company raised its MTVR base contract margins by 0.8% to 7.1% recognizing a cumulative catch-up adjustment to increase earnings by $7.1 million.

Commercial segment operating income decreased 46.0% to $7.2 million, or 2.2% of sales, in the third quarter compared to $13.4 million, or 4.9% of sales, in the prior year quarter. Operating income margins fell in the third quarter of fiscal 2005 compared to the prior year quarter due to an operating loss of $5.1 million sustained at the Company’s European refuse business compared to an operating loss of $3.4 million in the third quarter of fiscal 2004. Included in the third quarter results for the Company’s European refuse business in fiscal 2005 and 2004 were charges for workforce reductions of $4.3 million and $1.8 million, respectively. Operating income of concrete placement and domestic refuse operations in the segment, other than CON-E-CO and London, was down 34.8% in the third quarter of fiscal 2005 compared to the prior year. In the U.S., relatively flat pricing at a time of higher steel and component cost increases offset the overhead absorption benefits of higher unit volumes, resulting in the lower operating income in the third quarter of fiscal 2005 compared to the prior year.

Corporate operating expenses and inter-segment profit elimination increased $2.0 million to $13.3 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 largely due to increased personnel costs related to new hires, restricted stock awards granted last autumn, employee termination costs and higher incentive bonuses.

Consolidated operating expenses increased 21.5% to $60.9 million, or 7.4% of sales, in the third quarter of fiscal 2005 compared to $50.1 million, or 8.3% of sales, in the third quarter of fiscal 2004. Consolidated operating expenses declined as a percentage of sales due to efficiencies realized from the substantially higher sales during the quarter.

First Nine Months of Fiscal 2005 Compared to 2004

Consolidated operating income increased 47.5% to $193.2 million, or 9.0% of sales, in the first nine months of fiscal 2005, compared to $131.0 million, or 8.1% of sales, in the first nine months of fiscal 2004.

Fire and emergency segment operating income increased 68.3% to $60.6 million, or 9.6% of sales, in the first nine months of fiscal 2005 compared to $36.0 million, or 9.0% of sales, in the prior year period. JerrDan and BAI contributed operating income of $9.3 million in the first nine months of fiscal 2005. Operating income for the other businesses in the segment grew 42.5% in the first nine months of fiscal 2005 compared to the same period in the prior year due to higher sales and a substantially improved sales mix of custom pumpers, aerials and airport products.

Defense segment operating income increased 56.2% to $147.0 million, or 20.8% of sales, in the first nine months of fiscal 2005 compared to $94.1 million, or 17.1% of sales, in the prior year period. The largest contributors to the increase in operating income included a more than doubling of relatively higher-margin parts and service sales and cumulative life-to-date adjustments totaling $24.7 million, including $23.1 million related to prior period revenues, to increase the margins recognized on the MTVR base contract from 7.6% to 10.1%. A cumulative life-to-date adjustment of $14.2 million was recognized in the first nine months of fiscal 2004 to increase MTVR base contract margins from 5.5% to 7.1%.

Commercial segment operating income decreased 35.7% to $19.3 million, or 2.4% of sales, in the first nine months of fiscal 2005 compared to $30.0 million, or 4.5% of sales, in the prior year. CON-E-CO and London contributed operating income of $1.7 million in the first nine months of fiscal 2005. Operating income margins were lower in the first nine months of fiscal 2005 principally due to an operating loss of $9.3 million for the Company’s European refuse operations compared to operating income of $0.5 million in the first nine months of fiscal 2004. The operating loss arose from a $4.3 million workforce reduction charge, lower unit volumes, lower pricing in many end markets and increased material, labor and warranty costs associated with the launch of a new Geesink-branded rear loader. Operating income of concrete placement and domestic refuse operations in the segment, other than CON-E-CO and London, was down 7.5% in the first nine months of fiscal 2005 compared to the same period in fiscal 2004. This decrease in operating income was the result of relatively flat pricing at a time of higher steel and component costs which offset the overhead absorption benefits of higher unit volumes.

Corporate operating expenses and inter-segment profit eliminations increased $4.5 million to $33.7 million for the nine months ended June 30, 2005 compared to the same period in the prior year due to increases in personnel costs related to new hires, restricted stock awards granted last autumn, employee termination costs and higher incentive bonuses which more than offset a $4.2 million favorable product liability settlement in the first quarter of fiscal 2005.

Consolidated operating expenses increased 23.5% during the first nine months of fiscal 2005 to $166.1 million compared to $134.5 million in the prior year period. Consolidated operating expenses as a percent of sales declined between periods to 7.8% in fiscal 2005 compared to 8.3% in fiscal 2004, generally due to efficiencies realized from the substantially higher sales during the period.

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2005 Compared to 2004

Net interest expense increased $0.4 million to $1.4 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, largely as a result of borrowings for acquisitions.

The effective income tax rate increased to 38.3% for the third quarter of fiscal 2005 compared to 37.8% in the third quarter of fiscal 2004 due to higher state income taxes associated with higher earnings in relatively higher-tax rate states.

Equity in earnings of unconsolidated affiliates of $1.0 million in the third quarter of fiscal 2005 and $0.6 million in fiscal 2004 primarily represents the Company’s equity interest in a lease financing partnership.

First Nine Months of Fiscal 2005 Compared to 2004

Net interest expense increased $1.9 million to $4.9 million in the first nine months of fiscal 2005 compared to the prior year largely due to higher average borrowings in fiscal 2005 as a result of recent acquisitions.

The effective income tax rate was 38.5% for the first nine months of fiscal 2005 compared to 37.0% in fiscal 2004. The higher effective tax rate in 2005 relates to increased state income taxes associated with higher earnings in relatively higher-tax rate states.

Equity in earnings of unconsolidated affiliates of $2.3 million in the first nine months of fiscal 2005 and $1.7 million in the first nine months of fiscal 2004 primarily represents the Company’s equity interest in a lease financing partnership.

Financial Condition

During the first nine months of fiscal 2005, cash from operating activities of $101.7 million and proceeds from the exercise of stock options of $24.1 million funded the acquisitions of CON-E-CO and London for $31.3 million, repayments of borrowings of $52.9 million, capital expenditures of $21.7 million, dividends of $11.1 million and an increase in cash of $13.0 million. Cash provided from operations during the first nine months of fiscal 2005 increased compared to the first nine months of fiscal 2004 generally due to the increase in net income and increases in customer advances, largely from the DoD.

The Company expects to liquidate a large portion of its receivables and inventories in the fourth quarter of fiscal 2005, following the period during which the Company’s commercial segment sales generally peak due to seasonally higher shipments of concrete mixers to meet stronger construction periods experienced by its customers during the spring through autumn period. As the Company liquidates these receivables and inventories, the Company expects its cash flow to improve throughout the remainder of fiscal 2005 to permit a build of cash during this period, excluding the impact of any acquisitions. At June 30, 2005, the Company had repaid all of its revolving credit facility borrowings, with the exception of €15.0 million used as a hedge against its investment in BAI.

The Company’s debt-to-total capital ratio at June 30, 2005 was 2.9% compared to 10.7% at September 30, 2004.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $43.1 million and $461.4 million of unused availability under the terms of its revolving credit facility as of June 30, 2005. The Company’s primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends, and, potentially, future acquisitions. The Company expects its primary sources of cash will be cash flow from operations, cash and cash equivalents on hand at June 30, 2005 and borrowings under the Company’s revolving credit facility.

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

Interest rates on borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.50%) or the “Offshore Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.70% for Offshore Rate loans under the Company’s revolving credit facility as of June 30, 2005. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The average interest rate on revolving credit facility borrowings outstanding at June 30, 2005 was 2.81%. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

In addition to the Company’s revolving credit facility, the Company’s wholly-owned subsidiary in The Netherlands, Geesink Group B.V., and certain of its affiliates are party to a €2.5 million bank credit facility (the “euro facility”) which supports a cross-border cash pooling arrangement. There were no borrowings outstanding under the euro facility at June 30, 2005.

Also, the Company’s 75%-owned subsidiary, BAI, had outstanding mortgage loans of $2.6 million (€2.1million) which bear interest at a variable rate based on the three-month Euribor rate, plus a margin of between 0.75% and 1.50%. The average interest rate on outstanding mortgage loans at June 30, 2005 was 3.13%.

London has a $6.1 million (CAD 7.5 million) credit facility with $0.8 million (CAD 1.0 million) in borrowings outstanding at June 30, 2005 which bear interest at a variable rate based on a bank’s prime rate plus 0.50% (4.75% at June 30, 2005). Other subsidiaries of the Company had other unsecured debt outstanding of $2.1 million with varying interest rates at June 30, 2005.

Based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for the remainder of fiscal 2005 and fiscal 2006. See “Fiscal 2005 Outlook” and “Fiscal 2006 and Beyond Outlook.” Debt levels and capital resource requirements may change, however, because the Company maintains an active acquisitions strategy and the Company cannot reasonably estimate the capital requirements of this strategy.

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

New Accounting Standards

Refer to “Notes 3 and 16 to the Condensed Consolidated Financial Statements” for a discussion of the impact on the Company’s financial statements of new accounting standards.

Customers and Backlog

Sales to the DoD comprised approximately 31.0% of the Company’s sales in the first nine months of fiscal 2005. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at June 30, 2005 increased 24.3% to $1,930.1 million compared to $1,552.7 million at June 30, 2004. Fire and emergency segment backlog increased 14.0% to $521.0 million at June 30, 2005 compared to June 30, 2004, due to $79.6 million attributable to acquisitions and higher fire apparatus and ambulance backlog, offset in part by lower airport products backlog. The defense segment backlog increased 32.7% to $1,163.1 million at June 30, 2005 compared to June 30, 2004 following the passage of a federal supplemental spending bill to fund the activities of Operation Iraqi Freedom. Commercial segment backlog increased 12.2% to $246.0 million at June 30, 2005 compared to June 30, 2004, primarily driven by refuse product backlog. Unit backlog for refuse products was up 43.1% domestically and up 20.7% in Europe. Unit backlog for front-discharge concrete mixers was down 9.6% while unit backlog for rear-discharge concrete mixers was down 15.2% as the Company expects to see lower volumes associated with its increased pricing strategy. Approximately 62.9% of the Company’s June 30, 2005 backlog is not expected to be filled in fiscal 2005.

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

Fiscal 2005 Outlook

The Company estimates that fiscal 2005 consolidated net sales will approximate $2,960.0 million, up 30.8% from fiscal 2004 net sales, with $226.0 million of the sales increase from recently consummated acquisitions. All comparisons are to fiscal 2004 actual results and assume no acquisitions other than JerrDan, BAI, CON-E-CO and London.

The Company expects that fire and emergency segment sales will be up about 41.7% to approximately $850.0 million in fiscal 2005. The Company expects the acquisitions of JerrDan and BAI to contribute $180.0 million to segment sales in fiscal 2005, up from $35.4 million in fiscal 2004. The balance of the estimated increase in segment sales in fiscal 2005 is expected to result from higher orders due to improving market conditions and an emphasis on homeland security apparatus purchases.

The Company is projecting defense segment sales to increase 37.6% to $1,065.0 million in fiscal 2005 due to DoD requirements associated with Operation Iraqi Freedom, including higher parts and service and new and remanufactured truck requirements.

The Company estimates that commercial segment sales will increase about 17.9% to approximately $1,070.0 million in fiscal 2005. The Company is projecting an increase in concrete placement sales of approximately 20.0% in fiscal 2005, due to $46.0 million of combined post-acquisition sales of CON-E-CO, which was acquired on November 1, 2004, and London, which was acquired on March 9, 2005, and the balance of the increase is expected to primarily involve unit volume increases and to a lesser extent due to price increases. The Company is projecting domestic refuse sales to increase approximately 20.0% in fiscal 2005, largely due to higher unit volume estimates and, to a lesser extent, due to price increases. The Company expects that Geesink Norba Group refuse product sales will be up approximately 5.0% in fiscal 2005.

The Company is projecting consolidated operating income to be up about 44.4% to approximately $260.5 million in fiscal 2005, with approximately $13.7 million of the increase due to the acquisitions of JerrDan, BAI, CON-E-CO and London.

The Company is projecting fire and emergency segment operating income to increase 41.9% to $78.0 million in fiscal 2005. The Company expects that the JerrDan and BAI acquisitions will contribute $12.5 million to segment operating income in fiscal 2005, up from $1.2 million in fiscal 2004. The Company expects the operating income of its other fire and emergency businesses to grow approximately 21.8% in fiscal 2005, largely consistent with the estimated sales increase for these businesses.

The Company is projecting defense operating income to increase 61.1% to $206.0 million in fiscal 2005, reflecting higher estimated sales of relatively higher-margin parts and service sales, higher truck sales and higher MTVR base contract margins. This estimate assumes the MTVR base contract margins remain at 10.1%. In fiscal 2005, cumulative life-to-date adjustments to increase MTVR base contract margins in the first nine months added $24.7 million of operating income. In fiscal 2004, cumulative life-to-date adjustments to increase MTVR base contract margins added $19.5 million of operating income.

In the commercial segment, the Company projects operating income to decrease 34.0% to $23.0 million. In this segment, the Company is projecting concrete placement operating income to be down about 10.0% in fiscal 2005. The decrease reflects a decrease in margins due to unrecovered steel cost increases offset by estimated operating income of CON-E-CO and London of $2.4 million. The Company expects domestic refuse operating income also to be down about 10.0% in fiscal 2005 due to unrecovered steel cost increases. The Company expects the Company’s European refuse business to generate an operating loss of $9.0 million in fiscal 2005 as the Company is attempting to turn around this business, including $4.3 million for costs related to workforce reductions.

The Company expects corporate expenses to approximate $46.5 million in fiscal 2005, up 24.9% compared to fiscal 2004, primarily due to personnel cost increases, offset in part by a $4.2 million favorable product liability settlement. The Company is projecting net interest and miscellaneous costs to increase $3.1 million in fiscal 2005 to $7.0 million due to acquisition-related indebtedness.

The Company estimates that in fiscal 2005 its effective tax rate will approximate 38.5%, that equity in earnings of its unconsolidated affiliates will approximate $2.8 million after taxes and that minority interest in BAI earnings will approximate $0.4 million. These estimates result in the Company’s estimate of fiscal 2005 net income of $158.2 million and earnings per share of $4.30.

Assuming no further acquisitions, the Company estimates that debt will approximate $25.0 million at September 30, 2005 compared to $75.9 million at September 30, 2004, and that its cash balances will grow to more than $50.0 million at September 30, 2005. The Company anticipates capital spending to approximate $30.0 to $35.0 million in fiscal 2005.

Fiscal 2006 and Beyond Outlook

The Company estimates that fiscal 2006 consolidated net sales will range between $3,225.0 and $3,325.0 million, resulting in an increase from fiscal 2005 net sales of 9.0% to 12.3%, with $22 million of the sales increase from acquisitions. All comparisons are to fiscal 2005 estimates and assume no new acquisitions.

The Company expects fire and emergency segment sales to grow in the high single digits percentage range in fiscal 2006, reflecting improving markets and higher pricing across the segment.

Based on additional funding provided for the Company’s truck programs in a recently enacted federal supplemental spending bill intended to fund Operation Iraqi Freedom, the Company is projecting defense sales to increase 15.0% to 20.0% in fiscal 2006. The Company estimates a decrease in defense parts and service sales to be offset by higher new and remanufactured truck requirements.

The Company estimates commercial sales to grow in the low single digits percentage range in fiscal 2006, primarily due to higher pricing offset by lower volume. While the Company believes that industry demand for concrete mixers and refuse packers in the U.S. in fiscal 2006 will increase 5% to 10% in advance of a diesel engine emissions standards change that becomes effective on January 1, 2007, the Company is projecting a loss in market share due to its need to increase prices to recover increasing steel and component costs. The Company estimates the acquisitions of CON-E-CO and London will add $22 million to segment sales in fiscal 2006. The Company expects that Geesink Norba Group refuse product sales will be up slightly in fiscal 2006.

The Company is projecting consolidated operating income to be up between 14.2% and 19.0% in fiscal 2006 resulting in operating income of between $297.5 million and $310.0 million.

The Company is projecting fire and emergency segment margins will be relatively flat in fiscal 2006 as compared to fiscal 2005 as expansion costs are expected to offset other margin improvement initiatives.

The Company is projecting defense segment operating income margins to decrease slightly in fiscal 2006 due to a shift in mix to relatively higher margin remanufacturing business in fiscal 2006 offset by a $24.7 million MTVR margin adjustment which benefited fiscal 2005 results.

In the commercial segment, the Company projects operating income margins to double in fiscal 2006 as a result of its pricing strategy implemented to recover steel and component costs increases experienced in fiscal 2004 and 2005. The Company expects that the CON-E-CO and London acquisitions will add $2.0 million to segment operating income in fiscal 2006. The Company also expects its European refuse business to be modestly profitable in fiscal 2006 as a result of the restructuring of that business in fiscal 2004 and 2005 compared to a projected $9.0 million operating loss in fiscal 2005.

The Company estimates that corporate operating expenses and inter-segment profit eliminations will increase $8.5 million to approximately $55.0 million in fiscal 2006. The increase reflects higher personnel costs related to new hires and stock option awards as a result of the adoption of FAS 123(R). Also, fiscal 2005 results benefited from a $4.2 million favorable product liability settlement in the first quarter. The Company estimates that net interest and other expenses will decrease $3.5 million to $3.5 million in fiscal 2006 largely due to the repayment of the debt associated with the acquisitions in fiscal 2005.

The Company estimates that in fiscal 2006 its effective income tax rate will remain at 38.5%, equity in earnings of unconsolidated affiliates will approximate $2.0 million and minority interest in earnings will approximate $0.5 million. These estimates result in the Company’s estimate of fiscal 2005 net income between $182.4 million and $190.0 million and earnings per share between $4.80 and $5.00 per share. The Company expects its earnings per share to be down in the first quarter of fiscal 2006 to about $1.00-$1.10 per share compared to $1.11 per share in the first quarter of fiscal 2005 and that about 55.0% of its estimated annual earnings per share in fiscal 2006 will be realized in its second and third quarters.

By September 30, 2006, assuming no further acquisitions, the Company expects to generate cash balances of $150.0 to $200.0 million that the Company could utilize to advance its acquisition strategy, or for stock repurchases and/or higher dividend payments to contribute to shareholder returns. The Company anticipates capital spending to approximate $60.0 million in fiscal 2006.

In fiscal 2007 through fiscal 2009, the Company believes that the requirements resulting from Operation Iraqi Freedom will remain high, but total defense segment sales and earnings may decline in this period, depending on the length and severity of the conflict. Due to the unpredictable nature of military conflicts and the complexities of U.S. funding of Operation Iraqi Freedom, it is uncertain that the Company’s defense segment sales and earnings will remain at relatively high levels during the period from fiscal 2007 through fiscal 2009.

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

Certain Assumptions

The expectations set forth in “Executive Overview,” “Fiscal 2005 Outlook” and “Fiscal 2006 and Beyond Outlook” are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, that the Company will be able to turnaround the business of the Geesink Norba Group sufficiently to support its current valuation resulting in no non-cash impairment charge for Geesink Norba Group goodwill; the Company’s targets for the Geesink Norba Group sales and operating income and losses; the Company’s ability to increase its operating income margins at McNeilus; the Company’s ability to recover steel and component costs with increases in prices of its products; the Company’s estimates for concrete placement activity, housing starts and mortgage rates; the performance of the U.S. and European economies generally; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies, in particular at McNeilus and the Geesink Norba Group; the anticipated level of production and margins associated with the Family of Heavy Tactical Vehicles contract, the Indefinite Demand/Indefinite Quantity contract, the MTVR follow-on contract and international defense truck contracts; the expected level of DoD procurement of replacement parts and services and remanufacturing of trucks and funding thereof; the Company’s estimates for capital expenditures of municipalities for fire and emergency and refuse products, of airports for aircraft rescue and snow removal products and of large commercial waste haulers generally and with the Company; federal funding levels for Department of Homeland Security and spending by governmental entities on homeland security apparatus; the level of concrete placement and domestic refuse sales due in advance of a diesel engine emissions standards change effective January 1, 2007; the availability of chassis components and commercial chassis generally; the Company’s planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the expected level of commercial “package” body and purchased chassis sales compared to “body only” sales; the Company’s ability to integrate acquired businesses and achieve expected synergies; the Company’s estimates of the impact of changing fuel prices and credit availability on capital spending of towing operators; the Company’s ability to sustain market share gains by its fire and emergency business; anticipated levels of capital expenditures; the Company’s estimates for costs relating to litigation, product warranty, insurance, personnel costs and raw materials; and the Company’s estimates for debt levels, interest rates, working capital needs and effective tax rates. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results that the forward-looking statements contemplate.

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

The Company’s export sales have historically been denominated in the Company’s functional currency, the U.S. dollar. In March 2003, the Company entered into a multi-year contract to provide Wheeled Tanker systems to the U.K. Ministry of Defence. This contract, which is included in the Company’s backlog at June 30, 2005, calls for deliveries in fiscal 2005 through fiscal 2007 with payments to the Company denominated in British Sterling. Additionally, in connection with this Wheeled Tanker contract, the Company has entered into requirements subcontracts with various third parties. Certain of these subcontracts call for payments in euros and British Sterling. The Company has hedged a significant portion of the forecasted cash flows related to this contract by entering into forward foreign exchange contracts. Any portion of these contractual cash flows that remain unhedged will subject the Company to foreign currency transaction risk and related financial volatility. See “Note 10 to the Condensed Consolidated Financial Statements” for details regarding the Company’s use of forward foreign exchange contracts in connection with the Wheeled Tanker contract and other forecasted purchases and sales denominated in foreign currency.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2005. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2005 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 1995, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s Common Stock. The Company did not repurchase any shares under the authorization during the quarter ended June 30, 2005. As of June 30, 2005, the Company had authority to repurchase 1,615,395 shares of Common Stock under that program. The repurchase authorization does not expire.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Oshkosh Truck Corporation.

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 3, 2005.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 3, 2005.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated August 3, 2005.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated August 3, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH TRUCK CORPORATION

August 3, 2005	/S/ R. G. Bohn
R. G. Bohn
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

August 3, 2005	/S/ C. L. Szews
C. L. Szews
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 3, 2005	/S/ T. J. Polnaszek
T. J. Polnaszek
Vice President and Controller
(Principal Accounting Officer)

OSHKOSH TRUCK CORPORATION
EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Oshkosh Truck Corporation.

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 3, 2005.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 3, 2005.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated August 3, 2005.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated August 3, 2005.