Form 10-K
period 2005-09-30
OSHKOSH TRUCK CORP
filed 2005-11-22
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-31371

Oshkosh Truck Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0520270
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
P.O. Box 2566
Oshkosh, Wisconsin	54903-2566
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 235-9151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [_]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [_]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [X] No [_]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [_] No [X]

        Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Section 405 of the Securities Act).  Yes [X] No [_]

        At March 31, 2005, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $2,931,872,375 (based on the closing price of $41.00 per share on the New York Stock Exchange as of such date).

        As of November 15, 2005, 73,493,414 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 7, 2006 (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

OSHKOSH TRUCK CORPORATION

FISCAL 2005 ANNUAL REPORT OF FORM 10-K

TABLE OF CONTENTS

	PART I
		Page
ITEM 1.	BUSINESS	3
ITEM 2.	PROPERTIES	16
ITEM 3.	LEGAL PROCEEDINGS	17
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
	EXECUTIVE OFFICERS OF THE REGISTRANT	18
	PART II
ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	20
ITEM 6.	SELECTED FINANCIAL DATA	21
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	23
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	45
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND FINANCIAL DISCLOSURE	78
ITEM 9A.	CONTROLS AND PROCEDURES	78
ITEM 9B.	OTHER INFORMATION	80
	PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	81
ITEM 11.	EXECUTIVE COMPENSATION	81
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	81
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	82
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	82
	PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE	83
	SIGNATURES	84

        As used herein, the “Company” refers to Oshkosh Truck Corporation, including Pierce Manufacturing Inc. (“Pierce”), McNeilus Companies, Inc. (“McNeilus”) and its wholly-owned subsidiaries, Viking Truck and Equipment, Inc. (“Viking”), Kewaunee Fabrications, LLC (“Kewaunee”), Medtec Ambulance Corporation (“Medtec”), JerrDan Corporation (“Jerr- Dan”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiaries (together, “London”), Geesink Group B.V., Norba A.B. and Geesink Norba Limited and their wholly-owned subsidiaries (together, the “Geesink Norba Group”) and BAI Brescia Antincendi International S.r.l. and BAI Tecnica S.r.l. (together “BAI”). “Oshkosh” refers to Oshkosh Truck Corporation, not including Pierce, McNeilus, Viking, Kewaunee, Medtec, JerrDan, CON-E-CO, London, Geesink Norba Group, BAI or any other subsidiaries.

        The “Oshkosh®,” “McNeilus®,” “Pierce®,” “MEDTEC™,” “Jerr-Dan®,” “CON-E-CO®,” “London®,” “BAI™,” “Geesink™,” “Norba™,” “Kiggen™,” “Revolution®,” “Atlantic Series Front Loader®,” “Command Zone™,” “ALL-STEER®,” “TAK-4®,” “Arrow XT™,” “Hawk Extreme®,” “Hercules™,” “Husky®,” “Contender®,” “Smart-Pak®,” “Auto Reach®,” “Power Grid®,” “Sky-Arm®,” “TerraMax™,” “Lo-Pro®,” “All-Pro®,” “Tru-Trof™,” and “ProPulse®” trademarks and related logos are trademarks or registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.

        All information in this Annual Report on Form 10-K has been adjusted to reflect the two-for-one split of the Company’s Common Stock effected on August 26, 2005, and all references herein to earnings per share refer to earnings per share assuming dilution.

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

Cautionary Statement About Forward-Looking Statements

        The Company believes that certain statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements located elsewhere in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions, “Executive Overview” and “Fiscal 2006 and Beyond Outlook” are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the Company’s ability to turn around its Geesink Norba Group and McNeilus businesses, the cyclical nature of the Company’s commercial and fire and emergency markets, risks related to reductions in government expenditures, the uncertainty of government contracts, the challenges of identifying acquisition candidates and integrating acquired businesses, higher steel and component costs and the Company’s ability to avoid such cost increases based on its supply contracts or to recover such cost increases with increases in selling prices of its products, the success of the launch of the Revolution® composite concrete mixer drum, the availability of commercial chassis and certain chassis components, and risks associated with international operations and sales, including foreign currency fluctuations. In addition, the Company’s expectations for fiscal 2006 are based in part on certain assumptions made by the Company, which are set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Assumptions.” Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (the “SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2005.

        All forward-looking statements, including those under the captions “Executive Overview” and “Fiscal 2006 and Beyond Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” speak only as of November 22, 2005. The Company has adopted a policy that if the Company makes a determination that it expects the Company’s earnings per share for future periods for which projections are contained in this Annual Report on Form 10-K to be lower than those projections, then the Company will publicly disseminate that fact. The Company’s policy also provides that if the Company makes a determination that it expects the Company’s earnings per share for future periods to be at or above the projections contained in this Annual Report on Form 10-K, then the Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

PART I

ITEM 1.	BUSINESS

The Company

        The Company is a leading designer, manufacturer and marketer of a broad range of specialty commercial, fire and emergency and military trucks under the “Oshkosh” and “Pierce” trademarks; truck bodies under the “McNeilus,” “Medtec,” “Jerr-Dan,” “BAI,” “London,” “Geesink” and “Norba” trademarks; mobile and stationary compactors and transfer stations under the “Kiggen” trademark; and portable and stationary concrete batch plants under the “CON-E-CO” and “McNeilus” trademarks. Oshkosh began business in 1917 and was among the early pioneers of four-wheel drive technology. In 1981, Oshkosh was awarded the first Heavy Expanded Mobility Tactical Truck (“HEMTT”) contract for the U.S. Department of Defense (“DoD”), and quickly developed into the DoD’s leading supplier of severe-duty, heavy-payload tactical trucks. In 1996, the Company began a strategic initiative to shed under-performing assets and to diversify its business by making selective acquisitions in attractive segments of the specialty truck and truck body markets to complement its defense truck business. The result of this initiative to date has been an increase in sales from $413 million in fiscal 1996 to $2.96 billion in fiscal 2005, with earnings from continuing operations increasing from a loss of $.01 per share for fiscal 1996 to earnings of $2.18 per share in fiscal 2005.

        As part of the Company’s strategy, the Company has completed the following acquisitions:

•	Pierce, a leading manufacturer and marketer of fire apparatus, in September 1996;

•	Nova Quintech, a manufacturer of aerial devices for fire trucks, in December 1997;

•	McNeilus, a leading manufacturer and marketer of commercial specialty truck bodies, including rear-discharge concrete mixers and portable concrete batch plants for the concrete ready-mix industry and refuse truck bodies for the waste services industry, in February 1998;

•	Kewaunee, a fabricator of heavy-steel components such as crane components and aerial devices, in November 1999;

•	Viking, Oshkosh's only remaining front-discharge concrete mixer dealer, in April 2000;

•	Medtec, a leading manufacturer of ambulances and rescue vehicles, in October 2000;

•	Certain assets of TEMCO, a manufacturer of concrete mixers, batch plants and concrete mixer parts, in March 2001;

•	Geesink Norba Group, a leading European manufacturer of refuse collection truck bodies, mobile and stationary compactors and transfer stations, in July 2001;

•	JerrDan, a leading manufacturer and marketer of towing and recovery equipment in the U.S., in July 2004;

•	75% of the ownership interests of BAI, a manufacturer and marketer of fire apparatus and equipment to municipalities and airports throughout Europe, the Middle East and North Africa, in July 2004;

•	CON-E-CO, a leading manufacturer of concrete batch plants in the U.S., in November 2004; and

•	London, a leading Canadian manufacturer and marketer of rear-discharge concrete mixers, in March 2005.

        The Company believes it has developed a reputation for excellent product quality, performance and reliability at low product life cycle costs in each of the specialty segments in which it participates. The Company has strong brand recognition in its segments and has demonstrated design and engineering capabilities through the introduction of several highly engineered proprietary components that increase the operating performance of the Company’s products. The Company has developed comprehensive product and service portfolios for many of its markets in an effort to become a single-source supplier for its customers, including third-party customer lease financing for fire and emergency products and certain commercial products through its wholly-owned subsidiary, Oshkosh Equipment Finance, L.L.C., doing business as Oshkosh Capital (“Oshkosh Capital”), and for certain commercial products through the Company’s interest in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”). The Company’s commercial truck lines include refuse truck bodies, rear- and front-discharge concrete mixers and all-wheel drive truck chassis. The Company’s custom and commercial fire apparatus and emergency vehicles include pumpers, aerial and ladder trucks, tankers, light-, medium- and heavy-duty rescue vehicles, wildland rough terrain response vehicles, wreckers, carriers, aircraft rescue and firefighting (“ARFF”) vehicles, ambulances and snow removal vehicles. As the leading manufacturer of severe-duty, heavy–payload tactical trucks for the DoD, the Company manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel and cargo for combat units. In December 1998, the DoD awarded Oshkosh the Medium Tactical Vehicle Replacement (“MTVR”) base contract for the U.S. Marine Corps from which the Company generated total sales of approximately $1.0 billion during the period from fiscal 2000 through fiscal 2005, when the contract was completed. The Company has been utilizing the MTVR truck platform in defense truck procurement competitions worldwide and has generated multiple contract awards for the MTVR truck platform. The Company expects that U.S. Marine Corps requirements and international demand will keep the MTVR truck in production for several years. The Company’s largest international follow-on contract award for the MTVR truck platform has involved a contract for wheeled tankers for the United Kingdom Ministry of Defence (“U.K. MoD”) for approximately 160 million British Sterling (approximately $250 million) over a three-year period from fiscal 2005 to fiscal 2007. The Company expects sales under the wheeled tanker contract for the U.K. MoD to approximate $120 million in fiscal 2006.

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

        Strong Management Team. The present management team has successfully executed a strategic repositioning of the Company’s business while significantly improving its financial and operating performance. With each acquisition since 1996, the Company assimilated the management and culture of the acquired company and has introduced, and continues to introduce, new strategies intended to increase sales and use the Company’s expertise in purchasing, engineering and manufacturing to reduce costs.

        Quality Products and Customer Service. Oshkosh, Pierce, McNeilus, Medtec, JerrDan, CON-E-CO, BAI, London and the Geesink Norba Group have each developed strong brand recognition based on their commitments to meet the stringent product quality and reliability requirements of their customers and the specialty truck and truck body markets they serve. The Company’s commitment to product quality is exemplified by the ISO 9001 certification of Oshkosh, Pierce, McNeilus, Kewaunee, BAI and the Geesink Norba Group. The Company also achieves high quality customer service through its extensive service and parts support program, which is available to domestic customers 365 days a year in all product lines throughout the Company’s distribution systems.

        Proprietary Components. The Company’s advanced design and engineering capabilities have contributed to the development of proprietary, severe-duty components that enhance truck performance, reduce manufacturing costs and strengthen customer relationships. These proprietary components include front drive and steer axles, transfer cases, cabs, the ALL-STEER electronic all-wheel steering system, TAK-4 independent suspension, the Sky-Arm articulating aerial platform ladder, the Hercules and Husky foam systems, the Command Zone embedded diagnostics multiplexing technology, the McNeilus Auto Reach Arm for automated side-loading refuse bodies, Geesink Norba Group’s SmartPak compaction system, JerrDan’s vehicle recovery system and the Pro-Pulse hybrid electric drive technology. The Company also has an exclusive license to manufacture and market the Revolution composite concrete mixer drum in North, Central and South America and the Caribbean (the “Americas”) and Europe and holds an option to acquire the technological rights for all other markets worldwide. The Company believes these proprietary components provide the Company a competitive advantage by increasing its products’ durability, operating efficiency and performance. The integration of many of these components across various product lines also reduces the Company’s costs to manufacture its products compared to manufacturers who simply assemble purchased components.

Business Strategy

        The Company is focused on increasing its net sales, profitability and cash flow by capitalizing on its competitive strengths and pursuing a comprehensive, integrated business strategy. Key elements of the Company’s business strategy include:

        Focusing on Specialty Truck and Truck Body Markets. The Company plans to continue its focus on those specialty truck and truck body markets where it has or can acquire strong market positions and where the Company believes it can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability. The Company believes the higher sales volumes associated with strong market positions will allow the Company to continue to enhance productivity in manufacturing operations, capitalize on extensive distribution capabilities, fund innovative product development and invest in further expansion. In addition to the Company’s plans to increase its market share and profitability, the Company believes each of the Company’s specialty truck and truck body markets exhibits opportunities for further market growth.

        Pursuing Strategic Acquisitions. The Company’s present management team has successfully negotiated and integrated twelve acquisitions since 1996 that, taken as a whole, have significantly increased the Company’s sales and earnings. The Company intends to selectively pursue additional strategic acquisitions, both domestically and internationally, to enhance its product offerings and expand its international presence in specialty truck and truck body markets. The Company’s acquisition strategy is focused on opportunities that provide or enhance a full range of products to customers in growing specialty truck and truck body markets where the Company can improve its strong market positions and achieve significant acquisition synergies.

        Introducing New Products. The Company has maintained a strong emphasis on new product development in recent years, as it seeks to expand sales by leading its core markets in the introduction of new or improved products and new technologies, through internal development, strategic acquisitions or licensing of technology. In fiscal 2005, the Company invested $33.4 million in development activities for new products and product enhancements. The Company believes it is at the forefront of commercializing emerging technologies that are capable of important changes in customer uses of its products, such as the Terramax autonomously operated vehicle, ProPulse hybrid-electric drive and the Revolution composite concrete mixer drum.

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

        Focusing on Lean Operations. The Company seeks to deliver high performance products to customers at both low product life cycle costs and low acquisition prices. Historically, the Company has actively benchmarked competitor costs and best industry practices and utilized teams of industrial engineers and procurement specialists to re-engineer manufacturing processes and leverage purchasing volumes to meet these objectives. Since 1996, the Company’s corporate strategic purchasing group has procured approximately 80% of all materials and components Company-wide to leverage the Company’s full purchasing power. Beginning in fiscal 2004, the Company adopted a more comprehensive, lean enterprise focus to continue its drive to be a low cost producer in all its product lines and to deliver low product life cycle costs for its customers. Lean is a methodology to eliminate non-value added work from a process stream. While continuing its benchmarking and best practices analyses, the Company began a worldwide recruiting effort in fiscal 2004 to hire executives with significant lean experience. The Company formed lean executives into teams to train employees in key lean skills such as process value stream mapping and to conduct focused improvement events around the Company to streamline process value streams. In fiscal 2005, the lean teams were primarily focused at Geesink Norba Group and McNeilus’ facilities in an effort to turn around these businesses. In fiscal 2006, the Company intends to enhance its lean initiative by the creation of chartered cost reduction teams at selected businesses including the Geesink Norba Group and McNeilus. As a result of this lean focus, the Company expects to reduce product costs, manufacturing lead times and new product development cycle times over the next several years.

Products

        The Company is focused on the following core segments of the specialty truck and truck body markets:

        Fire and Emergency Segment. Through Pierce, the Company is a leading domestic manufacturer of fire apparatus assembled on custom chassis, designed and manufactured by Pierce to meet the special needs of firefighters. Pierce also manufactures fire apparatus assembled on commercially available chassis, which are produced for multiple end-customer applications. Pierce’s engineering expertise allows it to design its vehicles to meet stringent government regulations for safety and effectiveness. Pierce primarily serves domestic municipal customers, but also sells fire apparatus to airports, universities and large industrial companies, and in international markets. Pierce’s history of innovation and research and development in consultation with firefighters has resulted in a broad product line that features a wide range of innovative, high-quality custom and commercial firefighting equipment with advanced fire suppression capabilities. In an effort to be a single-source supplier for its customers, Pierce offers a full line of custom and commercial fire apparatus and emergency vehicles, including pumpers, aerial and ladder trucks, tankers, light-, medium- and heavy-duty rescue vehicles, wildland rough terrain response vehicles, mobile command and control centers, bomb squad vehicles, hazardous materials control vehicles and other emergency response vehicles.

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

        Defense Segment. The Company has sold products to the DoD for over 80 years. The Company’s proprietary military all-wheel drive product line of heavy-payload tactical trucks includes the HEMTT, the Heavy Equipment Transporter (“HET”), the Palletized Load System (“PLS”), the Common Bridge Transporter (“CBT”) and the Logistic Vehicle System (“LVS”). Beginning with the award of the MTVR base contract in fiscal 1998, the Company became a major manufacturer of severe-duty, medium-payload trucks for the U.S. Marine Corps. In fiscal 2005, the Company launched the Medium Tactical Truck (“MTT”) to offer a line of lower-cost severe-duty, medium-payload trucks suitable for less demanding requirements than the MTVR. The Company also exports severe-duty heavy- and medium-payload tactical trucks to approved foreign customers.

        The Company has developed and maintained a strong relationship with the DoD over the years and has established itself as a proven supplier. The Company operated under a five-year Family of Heavy Tactical Vehicles (“FHTV”) requirements contract with the DoD that expired in September 2005. The contract included the following heavy-payload products: HEMTT, HEMTT-ESP (“Expanded Service Program”), HET, PLS, CBT, LVS and associated logistics and configuration management support. The Company is in negotiations to renew this contract for a one-year period and has commenced discussions with the DoD to follow the one-year contract with a three- to five-year contract. As a result of significant usage of the Company’s heavy-payload trucks in Operation Iraqi Freedom, the Company was awarded a four-year, fixed-price contract (the “ID/IQ”) on September 30, 2004 to rebuild Oshkosh heavy-payload defense trucks and trailers deployed in Iraq. As funds become available to the DoD, the ID/IQ allows the DoD to contract with Oshkosh to rebuild Oshkosh defense trucks and trailers at fixed prices over a four-year period.

        The U.S. Army is considering a new Future Tactical Truck System (“FTTS”) program that may eventually consolidate and replace the U.S. Army’s procurement of light-, medium- and heavy-payload trucks, including the Company’s heavy-payload trucks. The U.S. Army has been studying alternate technologies for insertion into the FTTS, or alternatively, to be spiraled into the production of its existing light-, medium- and heavy-payload trucks. This investigation has included the U.S. Army’s funding of the development of the HEMTT A3, a potential next generation of Oshkosh heavy-payload trucks that involves hybrid-electric drive, water-generation, sophisticated load-handling capabilities and armor, among other potential truck enhancements. The U.S. Army has also funded other companies to explore similar, innovative technologies. At this time, the U.S. Army has not finalized its truck specifications for a FTTS competition or the timeline for any such competition and no funding is included in the U.S. Army’s five-year budget to commence a two- to three-year FTTS competition or to consolidate and/or replace its current tactical truck contracts.

        The U.S. Marine Corps has commenced a competition to produce the heavy-payload, high capability Logistic Vehicle System Replacement (“LVSR”) truck. The Company and one competitor have each produced three prototype LVSR trucks that have been tested extensively by the U.S. Marine Corps. Contract award to the successful production contract bidder is anticipated in the spring of 2006. The contract value to the winner of the competition is expected to range from $500 million to $750 million over five years beginning in 2007.

        In April 2003, the Company was awarded a contract to provide the U.K. MoD with 348 wheeled tankers, with a value of approximately 145 million British Sterling over a three-year period, commencing in fiscal 2005. The contract was subsequently amended to include an additional nine wheeled tankers, training and support resulting in a current value of approximately 160 million British Sterling (approximately $250 million). The Company’s contract for the U.K. wheeled tanker utilizes the Company’s high performance MTVR truck as its main truck platform.

        The Company’s objective is to continue to diversify into other areas of the U.S. and international defense truck markets by expanding applications, uses and body styles of its current heavy- and medium-payload tactical truck lines. As the Company enters tactical truck competitions in the defense market segment, management believes that the Company has multiple competitive advantages, including:

•	Truck engineering and testing. DoD and international truck contract competitions require significant defense truck engineering expertise to ensure that a company’s truck excels under demanding test conditions. The Company has a team of approximately 75 engineers and draftsmen and engages contract engineers to support current business and truck contract competitions. These personnel have significant expertise designing new trucks, using sophisticated computer-aided tools, supporting grueling testing programs at test sites and submitting detailed, comprehensive, successful contract proposals.
•	Proprietary components. The Company’s patented TAK-4 independent suspension and proprietary transfer case enhance its trucks’ off-road performance. In addition, because these are two of the highest cost components in a truck, the Company has a competitive cost-advantage from the in-house manufacturing of these two truck components. The Company’s Command Zone tool also simplifies maintenance troubleshooting.
•	Past performance. The Company has been building trucks for the DoD for over 80 years. The Company believes that its past success in delivering reliable, high quality trucks on time, within budget and meeting specifications is a competitive advantage in future defense truck procurement programs. The Company understands the special contract procedures in use by the DoD and other foreign armies and has developed substantial expertise in contract management and accounting.
•	Flexible manufacturing. The Company’s ability to produce a variety of truck models on the same moving assembly line permits it to avoid facilitation costs on most new contracts and maintain competitive manufacturing efficiencies.
•	Logistics. The Company has gained significant experience in the development of operators’ manuals and training and in the delivery of parts and services worldwide in accordance with the DoD’s expectations, which differ materially from commercial practices. The Company has logistics capabilities to permit the DoD to order parts, receive invoices and remit payments electronically.

        Commercial segment: Through the Geesink Norba Group and McNeilus, the Company is a leading North American and European manufacturer of refuse truck bodies for the waste services industry. Through Oshkosh, McNeilus, London and CON-E-CO, the Company is a leading manufacturer of front- and rear-discharge concrete mixers and portable and stationary concrete batch plants for the concrete ready-mix industry throughout the Americas. McNeilus manufactures a wide range of rear, front, automated, side and top loading refuse truck bodies, which are mounted on commercial chassis. McNeilus sells its refuse vehicles primarily to commercial U.S. waste management companies, and it is increasing its focus on sales to U.S. municipal customers and to customers throughout the Americas. The Geesink Norba Group sells its refuse vehicles throughout Europe and the Middle East to municipal and commercial customers. The Company believes its refuse vehicles have a reputation for efficient, cost effective, dependable and low maintenance operation that supports the Company’s continued expansion into municipal and international markets. Mixers and batch plants are marketed on the basis of their quality, dependability, efficiency, low maintenance and cost-effectiveness.

        In March 2002, the Company introduced the Revolution concrete mixer drum, which is constructed of lightweight composite materials. Since the introduction of the first concrete mixer drum nearly 90 years ago, all commercially successful drums worldwide have been produced utilizing steel. The Company believes the Revolution is the first composite concrete mixer drum ever produced. The Revolution drum offers improved concrete payload on a truck and longer drum life, which lowers the cost per yard of concrete delivered. The Company’s strategy has been to sell the Revolution drum as a premium-priced product as the Company believes the Revolution drum yields a quick payback to customers through lower operating costs. When the Company rolls out this technology worldwide, the Company will be required to pay to its Australian partner royalty fees payable per drum sold. Should the Company exercise its option to license the Revolution technology for use in Asia, Australia, the Middle East and Africa, the Company also would be required to pay a license fee to its Australian partner. The Company has sold over 1,100 Revolution drums in the U.S. since the launch of the Revolution. The ramp-up of the production and sale of Revolution drums has proceeded at a much slower pace than the Company’s expectations, as the Company has addressed various technical design and production process control issues. At this time, the Company believes that it has resolved these issues and in fiscal 2006 expects to launch the sale of front-discharge Revolution drums in the U.S. The Company has delayed to fiscal 2007 its plans to commence production of Revolution drums for European markets.

        The Company, through OMFSP, an affiliated financial services partnership, offers three- to seven-year tax advantaged lease financing to mixer and portable and stationary concrete batch plant customers and to commercial waste haulers in the United States. Offerings include competitive lease financing rates and the ease of one-stop shopping for customers’ equipment and financing.

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

        U.S. dealers and representatives, where used, enter into agreements with the Company that allow for termination by either party generally upon 90 days notice. Dealers and representatives, except for those utilized by JerrDan and Medtec, are generally not permitted to market and sell competitive products.

        Fire and Emergency Segment. The Company believes the geographic breadth, size and quality of its Pierce fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors. Pierce’s fire apparatus are sold through over 30 sales and service organizations with more than 275 sales representatives nationwide, which combine broad geographical reach with frequency of contact with fire departments and municipal government officials. These sales and service organizations are supported by approximately 85 product and marketing support professionals and contract administrators at Pierce. The Company believes frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council and fire department, purchasing, finance, and mayoral offices, among others, that may participate in a fire apparatus bid and selection. After the sale, Pierce’s nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service.

        The Company markets its Oshkosh branded ARFF vehicles through a combination of three direct sales representatives domestically and 36 representatives and distributors in international markets. Certain of these international representatives and distributors also handle Pierce products. In addition, the Company has 23 full-time sales and service representative and distributor locations with over 40 sales people focused on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities in the U.S. and Canada.

        Medtec sells ambulances through over 20 distributor organizations with more than 75 representatives focused on sales to the ambulance market. Eighteen of these distributor organizations are common to Pierce. JerrDan markets its carriers and wreckers through its worldwide network of 92 independent distributors, supported by JerrDan’s direct sales force. BAI sells firefighting vehicles and equipment direct in the Italian market. Internationally, BAI has agreements with a limited number of distributors and uses sales agents for “one-off” sales in countries that do not buy in large quantities on a regular basis. Most of BAI’s international distribution is focused in the Middle East, Eastern Europe and North Africa.

        Defense Segment. The Company sells substantially all of its domestic defense products directly to principal branches of the DoD. The Company maintains a liaison office in Washington, D.C. to represent its interests with the Pentagon, Congress and the offices of the Executive Branch of the U.S. government. The Company also sells and services defense products to foreign governments directly through a limited number of international sales offices, through dealers, consultants and representatives and through the U.S. Foreign Military Sales (“FMS”) program.

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

        Logistics services are increasingly important to the DoD, especially following the commencement of Operation Iraqi Freedom. The Company believes that its proven worldwide logistics capabilities and internet-based ordering, invoicing and electronic payment systems have significantly contributed to the rapid expansion of its defense parts and service business since fiscal 2002, following the commencement of Operation Iraqi Freedom. The Company maintains a large parts distribution warehouse in Milwaukee, Wisconsin to fulfill stringent parts delivery schedule requirements, as well as satellite facilities near DoD bases in the U.S., Europe, Asia and the Middle East. The Company has been particularly active in recent years performing maintenance and armoring services at areas near, or in, military conflicts including in the Middle East to support Operation Iraqi Freedom.

        Commercial Segment. The Company operates 20 distribution centers with over 100 in-house sales and service representatives in the U.S. to sell and service refuse truck bodies, rear- and front-discharge concrete mixers and concrete batch plants. These centers are in addition to sales and service activities at the Company’s manufacturing facilities and they provide sales, service and parts distribution to customers in their geographic regions. Four of the distribution centers also have paint facilities and provide significant additional paint and mounting services during peak demand periods. Two of the centers also manufacture concrete mixer replacement drums. The Company also uses 18 independent sales and service organizations to market its CON-E-CO branded concrete batch plants. The Company believes this network represents one of the largest concrete mixer, concrete batch plant and refuse truck body distribution networks in the United States.

        In Canada, the Company operates one distribution center with nine in-house sales and service representatives to sell and service its rear-discharge concrete mixers.

        In Europe, through the Geesink Norba Group, the Company operates 19 distribution centers with 155 in-house sales and service representatives in nine countries to sell and service its refuse truck bodies and stationary compactors. Two of the centers have paint facilities, and five of the centers provide mounting services. The Company also operates 68 roving service vans throughout Europe. The Company believes this network represents one of the largest refuse truck body distribution networks in Europe. The Geesink Norba Group also has sales and service agents in Europe and the Middle East.

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

        The Company also has established an extensive network of representatives and dealers throughout the Americas for the sale of Oshkosh, McNeilus, CON-E-CO and London concrete mixers, concrete batch plants and refuse bodies. The Company coordinates among its various businesses to respond to large international tenders with its most appropriate product offering for the tender.

Manufacturing

        The Company manufactures trucks and truck bodies at 31 manufacturing facilities. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets. The Company encourages employee involvement to improve production processes and product quality. The Company also intends to adopt lean manufacturing management practices across all facilities.

        The Company focuses on achieving targeted synergies with each acquisition. The Company seeks to relocate activities to the lowest cost facilities, install robotic and high speed manufacturing equipment, introduce lean production processes and minimize material handling to enhance the operations of acquired businesses.

        The Company recognizes the importance of maintaining efficient factories to be a low cost producer and to have the capacity needed to meet customer demands. Accordingly, the Company has conducted numerous facility expansions in recent years.

        In fiscal 2003, McNeilus took occupancy of a leased 53,000 square foot manufacturing facility and began U.S. production of the Revolution composite concrete mixer drum. Total inventory, equipment and license fees capitalized with respect to the Revolution drum project totaled $21.2 million at September 30, 2005, net of depreciation and amortization. The Company expects to incur significant expenditures in fiscal 2006 through fiscal 2009 to start-up, or acquire, Revolution composite concrete mixer drum manufacturing facilities in other geographic areas and, potentially, to exercise an option to license the Revolution technology for the remainder of the world not presently under license.

        In fiscal 2005, Oshkosh purchased a 300,000 square foot manufacturing facility near its headquarters in Oshkosh, Wisconsin for $5.5 million. The facility is used for the remanufacturing of defense trucks, many of which are returning from extensive service in Iraq. The Company has begun upgrading the production facility and expects to invest an additional $4.0 million in upgrades, including installation of an automated line for blast and paint operations, new cells for component disassembly and refurbishing, new overhead cranes and a dedicated line for vehicle teardown.

        Also in fiscal 2005, the Company commenced a $5.0 million, 45,000 square foot expansion of its Oshkosh new product development facility to support increasing defense and corporate product development projects. The Company also commenced an $18.5 million, 130,000 square foot expansion of a Pierce manufacturing facility in fiscal 2005. This expansion is expected to increase Pierce’s capacity to produce rescue vehicles and custom fire chassis by 100% and 50%, respectively. Both these expansions are expected to be completed during the second quarter of fiscal 2006.

        The Company educates and trains all employees at its Oshkosh facilities in quality principles. The Company encourages employees at all levels of the Company to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent nonconformance with requirements and produce continuous improvement in all work processes. ISO 9001 is a set of internationally accepted quality requirements established by the International Organization for Standardization, which indicates that a company has established and follows a rigorous set of requirements aimed at achieving customer satisfaction by preventing nonconformity in design, development, production, installation and servicing of products. Oshkosh achieved ISO 9001 certification in 1995. Pierce achieved ISO 9001 certification in 1998 and was certified under the new ISO 9001:2000 standards in 2002. The Geesink Norba Group and BAI systems are also ISO 9001 certified. McNeilus achieved ISO 9001:2000 certification in 2003, and Kewaunee achieved ISO 9001:2000 certification in 2004.

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

        Virtually all of the Company’s sales of fire apparatus require some custom engineering to meet the customer’s specifications and changing industry standards. Engineering is also a critical factor in defense truck markets due to the severe operating conditions under which the Company’s trucks are utilized, new customer requirements and stringent government documentation requirements. In the commercial segment, product innovation is highly important to meet customers’ changing requirements. Accordingly, the Company maintains a permanent staff of over 425 engineers and engineering technicians, and it regularly outsources significant engineering activities in connection with new product development projects.

        For fiscal 2005, 2004 and 2003, the Company incurred engineering, research and development expenditures of $33.4 million, $27.6 million and $22.5 million, respectively, portions of which were recoverable from customers, principally the U.S. government.

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

        Fire and Emergency Segment. The Company produces and sells custom and commercial fire trucks in the U.S. under the Pierce brand. Competitors include Emergency One, Inc. (a subsidiary of Federal Signal Corporation), Kovatch Mobile Equipment Corp. and numerous smaller, regional manufacturers. Principal methods of competition include brand awareness, single-source customer solutions, product quality, product innovation, dealer distribution, service and support and price. The Company believes that its competitive strengths include: recognized, premium brand name; nationwide network of independent Pierce dealers; extensive, high quality and innovative product offerings which include single-source customer solutions for aerials, pumpers and rescue units; large-scale and high-efficiency custom manufacturing capabilities; and proprietary technologies such as TAK-4 independent suspension, Hercules and Husky foam systems and Command Zone electronics.

        JerrDan produces carriers and wreckers, primarily for sale in the U.S., with limited export sales. JerrDan’s principal competitor is Miller Industries, Inc. Principal methods of competition for carriers and wreckers include product quality and innovation, product performance, price and service. The Company believes its competitive strengths in this market include its high quality, innovative and high performance product line and its low-cost manufacturing capabilities.

        BAI manufactures firefighting vehicles, aircraft rescue trucks and related equipment, primarily for the Italian market, with significant export sales into the Middle East, Eastern Europe and North Africa. BAI’s principal competitors include Iveco Eurofire (Holding) GmbH (a subsidiary of Fiat SpA) and Rosenbauer International AG. Principal methods of competition for BAI products include product innovation and price. The Company believes its competitive strengths in these markets include its low-cost manufacturing capability, distribution network and innovative products.

        Medtec is a manufacturer of ambulances. Medtec’s principal competition for ambulance sales is from the Halcore Group, Inc. (owned by TransOcean Capital, Inc.), Wheeled Coach Industries (a subsidiary of Collins Industries, Inc.) and McCoy-Miller, LLC. Principal methods of competition are price, service and product quality. The Company believes its competitive strengths in the ambulance market include its high-quality products and low-cost manufacturing capabilities.

        Oshkosh manufactures ARFF vehicles for sale in the U.S. and abroad. Oshkosh’s principal competitors for ARFF sales are Emergency One, Inc. (a subsidiary of Federal Signal Corporation) and Rosenbauer International AG. Oshkosh also manufactures snow removal vehicles, principally for U.S. airports. The Company’s principal competitors for snow removal vehicle sales are Schmidt Equipment & Engineering (a subsidiary of FWD/Seagrave Holdings LP) and Kodiak Northwest, Inc. Principal methods of competition for airport products are product quality and innovation, product performance, price and service. The Company believes its competitive strengths in these airport markets include its high-quality, innovative products and low-cost manufacturing capabilities.

        Defense Segment. The Company produces heavy-payload and medium-payload tactical wheeled vehicles for the U.S. and other militaries. Competition for sales of these tactical wheeled vehicles is currently limited to a small number of companies, including the Man Group plc, Mercedes-Benz (a subsidiary of DaimlerChrysler AG), The Volvo Group, Stewart & Stevenson Services, Inc. and TATRA, a.s. and American Truck Company (two subsidiaries of Terex Corporation). The principal method of competition in the defense segment involves a competitive bid that takes into account factors as determined by the applicable military, such as price, product performance, product quality, adherence to bid specifications, production capability, past performance and product support. Usually, the Company’s truck systems must also pass extensive testing. The Company believes that its competitive strengths include: strategic global purchasing capabilities leveraged across multiple business segments; extensive pricing/costing and defense contracting expertise; significant installed base of vehicles currently in use throughout the world; large-scale and high-efficiency manufacturing capabilities; patented and/or proprietary vehicle components such as TAK-4 independent suspension, Oshkosh transfer cases and Command Zone vehicle diagnostics; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality and after-market parts sales and service capabilities.

        Commercial Segment. The Company produces front- and rear-discharge concrete mixers and batch plants in North America under the Oshkosh, McNeilus, CON-E-CO and London brands. Competition for concrete mixer and batch plant sales is limited to a small number of companies, including Advance Mixer, Inc. (wholly-owned by Terex Corporation) and Continental Manufacturing Co. Principal methods of competition are service, product features, product quality, product availability and price. The Company believes its competitive strengths include strong brand recognition, large-scale and high-efficiency manufacturing, extensive product offerings, high product quality, a significant installed base of mixers in use in the marketplace and its nation-wide, Company-owned network of sales and service centers.

        McNeilus produces refuse collection truck bodies in the U.S. Competitors include The Heil Company (a subsidiary of Dover Corporation) and Leach Company, Inc. (wholly-owned by Federal Signal Corporation). In Europe, the Geesink Norba Group produces refuse collection bodies and compactors under the Geesink, Norba and Kiggen brand names. There are a limited number of European competitors, the largest of which is privately-owned Faun Umwelttechnik GmbH & Co. The principal methods of competition in the U.S. and Europe are service, product quality, product performance and price. Increasingly, the Company is competing for municipal business and large commercial business in the U.S. and Europe, which is based on lowest qualified bid. The Company believes that its competitive strengths in the U.S. and European refuse collection markets include strong brand recognition, comprehensive product offerings, a reputation for high quality, innovative products, large-scale and high-efficiency manufacturing and extensive networks of Company-owned sales and service centers located throughout the U.S. and Europe.

Customers and Backlog

        Sales to the U.S. government comprised approximately 34.3% of the Company’s net sales in fiscal 2005. No other single customer accounted for more than 10.0% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at September 30, 2005 increased 25.3% to $1,944.1 million compared to $1,551.0 million at September 30, 2004. Fire and emergency segment backlog increased 11.8% to $526.2 million at September 30, 2005 compared to $470.7 million at September 30, 2004 due to homeland security market development and improving domestic municipal markets. The defense segment backlog increased 35.0% to $1,199.9 million at September 30, 2005 compared to $888.7 million at September 30, 2004, due to the U.S. DoD requirements associated with Operation Iraqi Freedom. Commercial segment backlog increased 13.8% to $217.9 million at September 30, 2005 compared to $191.5 million at September 30, 2004. Unit backlog for refuse packers was up 16.7% domestically and up 19.3% in Europe. Unit backlog for front-discharge concrete mixers was down 6.0%, while unit backlog for rear-discharge concrete mixers increased 15.4%. The Company may sell lower volumes of front- and rear-discharge mixers in fiscal 2006 as a result of its aggressive pricing strategy to offset higher steel and component costs. Approximately $21.6 million of the overall increase in backlog related to CON-E-CO and London, which were acquired in fiscal 2005. Approximately 12.7% of the Company’s September 30, 2005 backlog is not expected to be filled in fiscal 2006.

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

Government Contracts

        Approximately 34.3% of the Company’s net sales for fiscal 2005 were made to the U.S. government under long-term contracts and programs, a substantial majority of which were in the defense truck market. Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds. Long-term contracts may be conditioned upon continued availability of congressional appropriations. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts.

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

        Under firm fixed price contracts with the government, the price paid to the Company is generally not subject to adjustment to reflect the Company’s actual costs, except costs incurred as a result of contract changes ordered by the government. The Company generally attempts to negotiate with the government the amount of increased compensation to which the Company is entitled for government-ordered changes that result in higher costs. If the Company is unable to negotiate a satisfactory agreement to provide such increased compensation, then the Company may file an appeal with the Armed Services Board of Contract Appeals or the U.S. Claims Court. The Company has no such appeals pending. The Company seeks to mitigate risks with respect to fixed price contracts by executing firm fixed price contracts with a substantial majority of its suppliers for the duration of the Company’s contracts.

        The Company, as a U.S. government contractor, is subject to financial audits and other reviews by the U.S. government of performance of, and the accounting and general practices relating to, U.S. government contracts. Like most large government contractors, the Company is audited and reviewed by the government on a continual basis. Costs and prices under such contracts may be subject to adjustment based upon the results of such audits and reviews. Additionally, such audits and reviews can and have led to civil, criminal or administrative proceedings. Such proceedings could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company or one or more of its subsidiaries can also be suspended or debarred from government contracts, or lose its export privileges based on the results of such proceedings. The Company believes, based on all available information, that the outcome of all such audits, reviews and proceedings will not have a material adverse effect on its financial condition, results of operations or cash flows.

Suppliers

        The Company is dependent on its suppliers and subcontractors to meet commitments to its customers, and many components are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. Components for the Company’s products are generally available from a number of suppliers, although the transition to a new supplier may require several months to conclude. The Company purchases chassis components, such as vehicle frames, engines, transmissions, radiators, axles and tires, and vehicle body options, such as cranes, cargo bodies and trailers, from third party suppliers. These body options may be manufactured specific to the Company’s requirements; however, most of the body options could be manufactured by other suppliers or the Company itself. Through reliance on this supply network for the purchase of certain components, the Company is able to reduce many of the preproduction and fixed costs associated with the manufacture of these components and vehicle body options. The Company purchases a large amount of fabrications and outsources certain manufacturing services, each from small companies located near its facilities. While providing low-cost services and product surge capability, such companies often require additional management attention during difficult economic conditions or contract start-up. The Company also purchases complete vehicle chassis from truck chassis suppliers in its commercial segment and, to a lesser extent, in its fire and emergency segment. The Company maintains an extensive qualification, on-site inspection, assistance and performance measurement system to control risks associated with reliance on suppliers. The Company occasionally experiences problems with supplier and subcontractor performance and availability and must identify alternate sources of supply and/or address related warranty claims from customers. The Company anticipates that the availability of key chassis components, and perhaps certain commercial chassis, will be limited in fiscal 2006 due to potentially strong demand in advance of a diesel engine emissions standards change in 2007.

        The Company is a major consumer of steel, aluminum and other metals for fabrication into components of the Company’s products. The Company generally enters into annual requirements contracts with mills and distributors to assure the availability and fix the pricing of such materials for the following fiscal year. During fiscal 2004 and the first half of fiscal 2005, steel costs rose sharply worldwide. While the Company has been able, to date, to assure the availability of steel for its manufacturing processes due to strong long-term relationships with suppliers, the Company has not been able to avoid the impact of steel cost increases in spite of firm-fixed price contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of steel and component cost increases on the Company’s results of operations in fiscal 2005.

        While the Company purchases many costly components such as engines, transmissions and axles, it manufactures certain proprietary components. These components include the Revolution composite concrete mixer drum, front drive and steer axles, transfer cases, cabs, the ALL-STEER electronic all-wheel steering system, TAK-4 independent suspension, the Sky-Arm articulating aerial ladder, the McNeilus Auto Reach arm, the Hercules compressed air foam system, the Command Zone vehicle control and diagnostic system technology, body structures and many smaller parts which add uniqueness and value to the Company’s products. The Company believes internal production of these components provides a significant competitive advantage and also serves to reduce the manufacturing costs of the Company’s products.

Intellectual Property

        Patents and licenses are important in the operation of the Company’s business, as one of management’s key objectives is developing proprietary components to provide the Company’s customers with advanced technological solutions at attractive prices. The Company holds in excess of 200 active domestic and foreign patents. The Company believes patents for all-wheel steer and TAK-4 independent suspension systems, which have remaining lives of 4 to 15 years, provide the Company with a competitive advantage in the fire and emergency segment. In the defense segment, the TAK-4 independent suspension system was added to the U.S. Marine Corps’ MTVR program, which the Company believes provided a performance and cost advantage in the successful competition for the production contract. The TAK-4 independent suspension is also integral to the Company’s strategy with respect to several international defense bids. The Company believes that patents for certain components of its ProPulse hybrid electric drive system and Command Zone electronics offer potential competitive advantages to product lines across all its segments. To a lesser extent, other proprietary components provide the Company a competitive advantage in the Company’s segments.

        In fiscal 2002, the Company introduced the Revolution composite concrete mixer drum in the U.S. The Company has purchased exclusive, renewable licenses for the rights to manufacture and market this technology in the Americas and Europe, and holds an option to acquire the technological rights worldwide. This license and the option also require the Company to make royalty fee payments to its Australian partner for each Revolution drum sold. The Company believes that this license and these options create an important competitive advantage over competitors that manufacture steel concrete mixer drums. The Revolution composite drum is substantially lighter than a comparable steel drum permitting greater payload capacity and is easier to clean, which together lower the cost of delivered concrete. The Company sells the Revolution composite drum at prices substantially higher than prices for steel drums.

        The Company holds trademarks for “Oshkosh,” “Pierce,” “McNeilus,” “Revolution,” “Medtec,” “Jerr-Dan,” “CON-E-CO,” “London,” “BAI,” “Geesink,” “Norba” and “Kiggen,” among others. These trademarks are considered to be important to the future success of the Company’s business.

Employees

        As of September 30, 2005, the Company had approximately 7,960 employees. Approximately 1,470 production employees at the Company’s Oshkosh, Wisconsin facilities are represented by the United Auto Workers (“UAW”) union and approximately 225 employees at the Company’s Kewaunee, Wisconsin facilities are represented by the Boilermakers, Iron Shipbuilders, Blacksmiths, and Forgers Union (“Boilermakers”). The Company’s five-year agreement with the UAW union extends through September 2006, and the Company’s agreement with the Boilermakers union extends through May 2008. In addition, the Canadian Auto Workers union represents approximately 60 employees at London, and approximately 775 employees at the Geesink Norba Group are represented by separate works councils. The Company believes its relationship with employees is satisfactory.

Industry Segments

        Financial information concerning the Company’s industry segments is included in Note 19 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Foreign and Domestic Operations and Export Sales

        Financial information concerning the Company’s foreign and domestic operations and export sales is included in Note 19 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

        Management believes the Company’s equipment and buildings are modern, well maintained and adequate for its present and anticipated needs. As of November 15, 2005, the Company operated in thirty-one manufacturing facilities. The location, size and focus of the Company’s facilities are provided in the table below:

	Approximate Square Footage		Principal
Location (# of facilities)	Owned	Leased	Products Manufactured
Oshkosh, Wisconsin (4)	1,077,000	52,000	Defense Trucks; Front-Discharge Mixers; Snow
			Removal Vehicles; ARFF Vehicles
Appleton, Wisconsin (3)	604,000	16,000	Fire Apparatus
Dodge Center, Minnesota (1)	711,000	2,000	Rear-Discharge Mixers; Refuse Truck Bodies;
			Portable Batch Plants
Dexter, Minnesota (1)		53,000	Revolution Composite Concrete Mixer Drums
Bradenton, Florida (1)	287,000		Fire Apparatus; Ambulances
Emmeloord, Netherlands (1)	272,000		Refuse Truck Bodies
Kewaunee, Wisconsin (1)	212,000		Aerial Devices and Heavy Steel Fabrication
Greencastle, Pennsylvania (2)	136,000	128,000	Carriers and Wreckers
Riceville, Iowa (1)	108,000		Components for Rear-Discharge Mixers, Concrete
			Batch Plants and Refuse Truck Bodies
Brescia, Italy (2)	64,000	37,000	Fire Apparatus; ARFF Vehicles
Goshen, Indiana (1)	87,000		Ambulances
Maarheeze, Netherlands (1)	89,000		Mobile and Stationary Compactors, Refuse
			Transfer Stations and Compactors
Blomstermala, Sweden (1)		102,000	Refuse Truck Bodies
White Pigeon, Michigan (1)	64,000		Ambulances
Kensett, Iowa (1)	65,000		Refuse Body Components
McIntire, Iowa (1)	28,000		Components for Rear-Discharge Mixers and
			Refuse Truck Bodies
Blair, Nebraska (1)	88,000		Concrete Batch Plants
Audubon, Iowa (1)	15,000		Components for Concrete Batch Plants
London, Canada (1)		110,000	Rear-Discharge Mixers
Weyauwega, Wisconsin (1)	28,000		Refurbished Fire Apparatus
Ontario, California (1)		31,000	Refurbished Fire Apparatus
Villa Rica, Georgia (1)		20,000	Replacement Drums for Rear-Discharge Mixers
Colton, California (1)	43,000		Replacement Drums for Rear-Discharge Mixers
Llantrisant, United Kingdom (1)	58,000		Refuse Truck Bodies

        The Company’s manufacturing facilities generally operate five days per week on one or two shifts, except for seasonal shutdowns for one to three week periods. Management believes the Company’s manufacturing capacity could be significantly increased with limited capital spending by working an additional shift at each facility. Certain capacity expansions are in process as described in “Business-Manufacturing.”

        In addition, the Company performs contract maintenance services out of multiple warehousing and service facilities owned and/or operated by the U.S. government and third parties, including locations in the United States, Japan, Iraq, Kuwait and Afghanistan and multiple other countries in Europe and the Middle East.

        In addition to sales and service activities at the Company’s manufacturing facilities, the Company maintains 18 sales and service centers in the United States. The Company owns such facilities in Commerce City, Colorado; Villa Rica, Georgia; Hutchins, Texas; Morgantown, Pennsylvania; and Gahanna, Ohio. The Company leases such facilities in Stockton, California; Tacoma, Washington; Salt Lake City, Utah; Sugar Grove, Illinois; Fairfield, Ohio; East Granby, Connecticut; Houston, Texas; Fort Wayne, Indiana; Lakeland, Florida; Grand Rapids, Michigan; Milwaukee, Wisconsin; Phoenix, Arizona; and Buffalo, New York. These facilities range in size from approximately 3,000 square feet to approximately 37,000 square feet and are used primarily for sales and service of concrete mixers and refuse bodies. The Company leases approximately 20,000 square feet in Las Vegas, Nevada for mounting carriers and wreckers.

        In addition to sales and service activities at the Geesink Norba Group’s manufacturing facilities, the Geesink Norba Group maintains 18 sales and service centers in Europe. The Geesink Norba Group owns such facilities in St. Albans, UK and Copenhagen, Denmark; and leases facilities in London and Manchester, UK; Paris and Mions, France; Hunxe, Germany; Pabianice, Poland; Milan, Italy; Stockholm, Sweden; Amsterdam, Duiven, and Emmeloord, The Netherlands; and Madrid and Barcelona, Spain. These facilities range in size from approximately 1,600 square feet to 25,000 square feet.

ITEM 3.	LEGAL PROCEEDINGS

        The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third party disposal and recycling facilities which are licensed by appropriate governmental agencies. In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency (“EPA”) or a state environmental agency for remediation. Under the Comprehensive Environmental Response, Compensation and Liability Act and similar state laws, each potentially responsible party (“PRP”) that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up the site. Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup cost. The Company has been named a PRP with regard to three multiple-party sites. Based on current estimates, the Company believes its liability at these sites will not be material and any responsibility of the Company is adequately covered through established reserves.

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

        The Company has reserves of $6.0 million for environmental matters at September 30, 2005 for losses that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

        The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings that arise in the ordinary course of business. At September 30, 2005, the Company has available warranty reserves of $39.5 million and product and general liability reserves of $11.4 million. See Notes 9 and 18 of the Notes to Consolidated Financial Statements. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to all such matters and claims of $56.9 million at September 30, 2005, will not have a material adverse effect on the Company’s consolidated financial statements. Actual results could vary, among other things, due to the uncertainties involved in litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the three months ended September 30, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information as of November 15, 2005 concerning the Company’s executive officers. All of the Company’s officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
Robert G. Bohn	52	Chairman, President and Chief Executive Officer
Bryan J. Blankfield	44	Executive Vice President, General Counsel and Secretary
Thomas D. Fenner	49	Vice President, Chief Procurement Officer and General Manager Airport Business
Joseph H. Kimmitt	55	Senior Vice President, Government Operations
Mark A. Meaders	47	Executive Vice President and Chief Operating Officer, Pierce Manufacturing Inc.
John W. Randjelovic	61	Executive Vice President and President, Pierce Manufacturing Inc.
William J. Stoddart	60	Executive Vice President and President, Defense Business
Charles L. Szews	48	Executive Vice President and Chief Financial Officer
Donald H. Verhoff	59	Executive Vice President, Technology
Michael J. Wuest	46	Executive Vice President and President, McNeilus Companies, Inc.
Matthew J. Zolnowski	52	Executive Vice President, Chief Administration Officer

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

        Thomas D. Fenner. Mr. Fenner joined the Company in January 1982 as a scheduler and has served in various assignments, including Plant Manager, Vice President – Manufacturing of McNeilus, Vice President – Manufacturing Operations and Vice President and General Manager of Operations of Pierce Manufacturing Inc. Mr. Fenner was appointed to his present position in May 2004.

        Joseph H. Kimmitt. Mr. Kimmitt joined the Company in June 2001 as Vice President, Government Operations and was appointed to his current position in April 2003. He previously served as a Professional Staff Member of the U.S. House and Senate Appropriations Committees from 1984 to 2001. He was appointed Deputy Staff Director of the Senate Appropriations Committee in 1997.

        Mark A. Meaders. Mr. Meaders joined Pierce Manufacturing Inc. in September 1996 as Purchasing Manager and has served in various assignments, including Vice President Operations and Corporate Purchasing, Materials and Logistics, Executive Vice President and General Manager of European Operations and Executive Vice President, Marketing, Sales and Dealer Distribution, Pierce Manufacturing Inc. Mr. Meaders was appointed to his current position in July 2004.

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

        William J. Stoddart. Mr. Stoddart joined the Company’s Defense unit in September 1995 as General Manager Medium Vehicles. In January 1999, he was appointed Vice President, Defense Programs and he was appointed to his present position in October 2001.

        Charles L. Szews. Mr. Szews joined the Company in March 1996 as Vice President and Chief Financial Officer and he was appointed to his present position in October 1997.

        Donald H. Verhoff. Mr. Verhoff joined the Company in May 1973 and has served in various assignments, including Director Test and Development/New Product Development, Director Corporate Engineering and Vice President of Technology. Mr. Verhoff was appointed to his present position in September 1998.

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

        Matthew J. Zolnowski. Mr. Zolnowski joined the Company as Vice President-Human Resources in January 1992, was appointed Vice President, Administration in February 1994 and was appointed to his present position in February 1999.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        The information relating to dividends included in Notes 13 and 20 of the Notes to Consolidated Financial Statements contained herein under Item 8 and the information relating to dividends per share contained herein under Item 6 are hereby incorporated by reference in answer to this item.

        In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of Common Stock. No repurchases have been made under this authorization since fiscal 1996. As of September 30, 2005, the Company had repurchased 2,769,210 shares under this program at a cost of $6.6 million, leaving the Company with authority to repurchase 3,230,790 shares of Common Stock under this program. The authorization does not expire.

Dividends and Common Stock Price

        On July 15, 2004, the Board of Directors of the Company increased the quarterly dividend rate from $0.02875 per share of Common Stock to $0.04375 per share. During fiscal 2005, the Board of Directors of the Company increased the quarterly dividend rate twice, resulting in an increase in the dividend from $0.04375 per share of Common Stock to $0.06750 per share.

        It is the Company’s intention to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings, capital requirements, the Company’s general financial condition, general business conditions and other factors. The agreements governing the Company’s revolving credit facility do not restrict the Company’s ability to pay dividends on its common equity except that they provide that the Company must maintain a minimum net worth of $550.0 million plus the net proceeds of all equity issuances and 50% of the Company’s positive net income. Further, these bank agreements provide that the Company’s leverage ratio (as defined) shall not exceed 3.5 to 1.0 and that the Company shall not permit its domestic earnings before interest, taxes, depreciation and amortization (as defined) to be less than $150.0 million.

        Since July 12, 2002, the Common Stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol OSK. As of November 15, 2005, there were 853 holders of record of the Common Stock. The following table sets forth prices reflecting actual sales of the Common Stock as reported on the NYSE.

	Fiscal 2005		Fiscal 2004
Quarter Ended	High	Low	High	Low
September 30	$43.850	$38.590	$29.045	$24.160
June 30	41.990	35.500	29.265	23.900
March 31	41.625	30.310	30.300	25.625
December 31	34.525	26.000	26.350	19.625

ITEM 6.	SELECTED FINANCIAL DATA(1)

Fiscal Year
(In thousands, except per share amounts)	2005(7)(10)	2004(8)(10)	2003(10)	2002(10)(11)	2001(11)(12)
Net sales	$2,959,900	$2,262,305	$1,926,010	$1,743,592	$1,445,293
Operating income	267,202	180,410	129,199	111,118	98,296
Net income(2)(3)	160,205	112,806	75,620	59,598	50,864
Per share assuming dilution(2)(3)	2.18	1.57	1.08	0.86	0.74
Dividends per share:
Class A Common Stock(4)	0.0750	0.1250	0.0875	0.0750	0.0750
Common Stock	0.2213	0.1450	0.1006	0.0863	0.0863
Total assets	1,718,303	1,452,414	1,083,132	1,024,329	1,089,268
Expenditures for property, plant and equipment	43,174	29,950	24,673	15,619	18,493
Depreciation	23,750	19,632	18,333	17,527	15,510
Amortization of goodwill, purchased intangible
assets, deferred financing costs and
unearned compensation	10,949	8,329	7,787	7,865	12,987
Net working capital (deficit)(5)(6)(7)(8)	178,845	31,026	(1,436)	33,964	123,949
Long-term debt (including current maturities)(5)(6)(7)(8)(9)	3,149	3,851	1,735	149,958	294,080
Shareholders’ equity	818,670	636,093	518,863	409,760	347,026
Book value per share	11.16	9.00	7.44	6.03	5.19
Backlog	1,944,000	1,551,000	1,205,000	908,000	799,000

(1)	All references to per share amounts have been restated to reflect the two-for-one split of the Company’s Common Stock effected on August 26, 2005.

(2)	Fiscal 2004 results included a $204 after-tax charge($0.01 per share) related to the write-off of capitalized deferred financing costs due to the September 29, 2004 refinancing of the Company’s bank credit agreement. See (6). Fiscal 2003 results included a $3,945 after-tax charge ($0.06 per share) related to the payment of the call premium and related costs and the write-off of capitalized deferred financing costs due to the September 19, 2003 early retirement of the Company’s $100,000 of 8¾% senior subordinated notes due March 2008. Fiscal 2003 results also included a $3,400 reduction in income tax expense and corresponding increase in net income and related per share amounts ($0.05 per share) as a result of the September 2003 favorable settlement of an income tax audit covering fiscal 1999 through 2001.

(3)	Fiscal 2001 included a $1,727 foreign currency transaction gain ($0.03 per share) in connection with Euro acquired prior to the purchase of the Geesink Norba Group and includes a $1,400 reduction ($0.02 per share) in income tax expense related to settlement of certain income tax audits.

(4)	In May 2005, a sufficient number of shareholders of unlisted Class A Common Stock converted their shares to New York Stock Exchange – listed Common Stock, on a share-for-share basis, which resulted in the remaining Class A shares automatically converting into Common Stock on the same basis. As a result of this conversion to a single class of stock, shares of Common Stock that previously had limited voting rights now carry full voting rights.

(5)	On September 19, 2003, the Company prepaid its $100,000 of 8¾% senior subordinated notes due March 2008 with borrowings under its bank credit facility and from available cash. Fiscal 2002 cash from operating activities, including an $86,300 performance-based payment received on September 30, 2002 on the Company’s MTVR contract, was principally used to prepay long-term debt. See (9).

(6)	In fiscal 2004, the Company borrowed $80,000 and €15,000 under its revolving credit facility to acquire JerrDan and BAI, respectively. On September 29, 2004, the Company replaced its $170,000 secured revolving credit facility with a new unsecured five-year $500,000 revolving credit facility, which may be increased to $750,000 under certain conditions.

(7)	On November 1, 2004, the Company acquired for $19,912 in cash all of the issued and outstanding capital stock of CON-E-CO. On March 9, 2005, the Company acquired for $11,169 in cash all of the issued and outstanding capital stock of London. Amounts include acquisition costs and are net of cash acquired. Fiscal 2005 results included sales of $54,545 and operating income of $2,371 related to CON-E-CO and London following their acquisition. See Note 3 of the Notes to Consolidated Financial Statements.

(8)	On July 8, 2004, the Company acquired for $79,854 in cash all of the issued and outstanding capital stock of JerrDan. On July 29, 2004, the Company acquired for €6,282 ($7,635) in cash, plus debt assumed of €10,891 ($13,238), 75% of the outstanding quotas (ownership interests) of BAI. Amounts include acquisition costs and are net of cash acquired. Fiscal 2005 and 2004 results included sales of $174,731 and $35,408 and operating income of $13,009 and $1,189, respectively, related to JerrDan and BAI following their acquisition in July 2004. See Note 3 of the Notes to Consolidated Financial Statements.

(9)	On July 23, 2001, the Company amended and restated its senior credit facility and borrowed $140,000 under a new term loan under its senior credit facility in connection with the acquisition of the Geesink Norba Group. In fiscal 2002, the Company prepaid $6,000 of its term loan A and $126,250 of its term loan B from cash generated from operating activities. See (5).

(10)	In fiscal 2005, 2004, 2003, and 2002 the Company recorded cumulative life-to-date adjustments to increase the overall margin percentage on the MTVR base contract by 2.5, 2.1, 1.2, and 1.0 percentage points, respectively, as a result of contract modifications and favorable cost performance compared to previous estimates. These changes in estimates, recorded as cumulative life-to-date adjustments, increased operating income, net income and net income per share by $24,700, $15,100 and $0.21 in fiscal 2005, $19,500, $12,300 and $0.17 in fiscal 2004, $9,200, $5,800 and $0.09 in fiscal 2003 and $4,300, $3,000, and $0.04 in fiscal 2002, respectively, including $23,100, $14,200, and $0.20 in fiscal 2005, $16,200, $10,200 and $0.14 in fiscal 2004, $5,700, $3,600 and $0.05 in fiscal 2003 and $1,700, $1,000 and $0.02 in 2002, respectively, relating to prior year revenues. See Note 2 of the Notes to Consolidated Financial Statements.

(11)	In fiscal 2002, the Company adopted provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 which eliminated the amortization of goodwill and indefinite-lived assets. Had SFAS No. 142 been in effect for the earliest period presented, results would have been as follows for fiscal 2001: operating income — $105,483; net income — $57,522; net income per share assuming dilution — $0.84; and amortization of goodwill, purchased intangible assets and deferred financing costs — $5,800.

(12)	On October 30, 2000, the Company acquired for $14,466 in cash all of the issued and outstanding capital stock of Medtec. On March 6, 2001, the Company purchased certain assets from TEMCO for cash of $8,139 and credits to the seller valued at $7,558, for total consideration of $15,697. On July 25, 2001, the Company acquired for $137,636 in cash all of the issued and outstanding capital stock of the Geesink Norba Group. Amounts include acquisition costs and are net of cash acquired.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company is a leading designer, manufacturer and marketer of a wide range of specialty trucks and truck bodies, including fire and emergency vehicles, defense trucks and concrete mixers and refuse bodies. Under the “Pierce” brand name, the Company is among the leading domestic manufacturers of fire apparatus assembled on both custom and commercial chassis. Under the “Jerr-Dan” brand name, the Company is a leading domestic manufacturer and marketer of towing and recovery equipment. Under the “BAI” brand name, the Company is a manufacturer and marketer of fire apparatus, aircraft rescue and firefighting vehicles and equipment to municipalities and airports in Italy and exports into Europe, the Middle East and North Africa. The Company manufactures aircraft rescue and firefighting and airport snow removal vehicles under the “Oshkosh” brand name and ambulances under the “Medtec” brand name. The Company also manufactures defense trucks under the “Oshkosh” brand name and is the leading manufacturer of severe-duty heavy-payload tactical trucks for the DoD. Under the “McNeilus,” “Oshkosh,” “London” and “CON-E-CO” brand names, the Company manufactures rear- and front-discharge concrete mixers and portable and stationary concrete batch plants. Under the “McNeilus,” “Geesink,” “Norba” and “Kiggen” brand names, the Company manufactures a wide range of automated, rear, front, side and top loading refuse truck bodies and mobile and stationary refuse compactors and transfer systems.

        Major products manufactured and marketed by each of the Company’s business segments are as follows:

        Fire and emergency – commercial and custom fire trucks and equipment, aircraft rescue and firefighting trucks, snow removal trucks, ambulances, wreckers, carriers and other emergency vehicles primarily sold to fire departments, airports, other governmental units and towing companies in the U.S. and abroad.

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

        All estimates referred to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company’s estimates as of November 1, 2005 when the Company conducted a conference call in connection with its announcement of its earnings for the fourth quarter and fiscal year ended September 30, 2005 and its revised outlook for fiscal 2006.

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

        On September 18, 1996, the Company acquired for cash all of the issued and outstanding capital stock of Pierce for $156.9 million, including acquisition costs and net of cash acquired. The acquisition was financed from borrowings under a previous bank credit facility. Pierce is a leading manufacturer and marketer of fire trucks and other emergency apparatus.

        On December 19, 1997, Pierce acquired certain inventory, machinery and equipment, and intangible assets of Nova Quintech, a division of Nova Bus Corporation, for $3.6 million. Nova Quintech was engaged in the manufacture and sale of aerial devices for fire trucks.

        On February 26, 1998, the Company acquired for cash all of the issued and outstanding capital stock of McNeilus and entered into related non-compete and ancillary agreements for $217.6 million, including acquisition costs and net of cash acquired. McNeilus is a leading manufacturer and marketer of rear-discharge concrete mixers and portable concrete batch plants for the concrete placement industry and refuse truck bodies for the waste services industry in the U.S. The acquisition was financed from borrowings under a previous senior credit facility and the issuance of senior subordinated notes. The senior subordinated notes were retired in fiscal 2003.

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

        On October 30, 2000, the Company acquired all of the issued and outstanding capital stock of Medtec and an affiliate and certain related assets for $14.5 million in cash, including acquisition costs and net of cash acquired. Medtec is a U.S. manufacturer of custom ambulances. The acquisition was financed from available cash and borrowings under a previous senior credit facility.

        On March 6, 2001, the Company acquired certain machinery and equipment, parts inventory and certain intangible assets from TEMCO, a division of Dallas-based Trinity Industries, Inc. TEMCO, a manufacturer of concrete mixers, batch plants and concrete mixer parts, had discontinued its business. Consideration for the purchase was valued at $15.7 million and included cash of $8.1 million and credits to the seller valued at $7.6 million for future purchase of certain concrete placement products from the Company over the next six years. The acquisition was financed from borrowings under a previous senior credit facility.

        On July 25, 2001, the Company acquired all of the outstanding capital stock of the Geesink Norba Group for $137.6 million, including acquisition costs, and net of cash acquired. The Geesink Norba Group is a leading European manufacturer of refuse collection truck bodies, mobile and stationary compactors and transfer stations. The acquisition was financed from the proceeds of a term loan under a previous senior credit facility.

        On July 8, 2004, the Company acquired all of the issued and outstanding capital stock of JerrDan for $79.9 million, including acquisition costs and net of cash acquired. JerrDan is a leading manufacturer and marketer of towing and recovery equipment in the U.S. The acquisition was financed from borrowings under a previous senior credit facility.

        On July 29, 2004, the Company acquired 75% of the outstanding quotas (ownership interests) of BAI for €6.3 million ($7.6 million) in cash, including acquisition costs and net of cash acquired, plus debt assumed of €10.9 million ($13.2 million). BAI is a manufacturer and marketer of fire apparatus, aircraft rescue and firefighting vehicles and equipment to municipalities and airports in Italy and exports into Europe, the Middle East and North Africa. The acquisition was financed from borrowings under a previous senior credit facility.

        On November 1, 2004, the Company acquired all of the issued and outstanding capital stock of CON-E-CO for $19.9 million in cash, including post-closing working capital adjustments. CON-E-CO is a leading manufacturer and marketer of portable and stationary concrete batch plants in the U.S. The acquisition was financed from borrowings under the Company’s revolving credit facility.

        On March 9, 2005, the Company acquired all of the outstanding capital stock of London for $11.2 million, including acquisition costs and net of cash acquired. London is a manufacturer and marketer of rear-discharge concrete mixers for the concrete placement market with sales throughout the Americas. The acquisition was financed from available cash and borrowings under the Company’s revolving credit facility.

Stock Split

        On July 19, 2005, the Company’s Board of Directors declared a two-for-one stock split effective August 26, 2005 of the Company’s Common Stock and a proportionate increase in the number of shares of Common Stock authorized from 150 million to 300 million. All per share amounts presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been restated to reflect this stock split.

Executive Overview

        The Company’s financial performance in fiscal 2005 compared to fiscal 2004 and its expectations for its financial performance in fiscal year 2006 follow:

	Percentage Increase vs. Prior Year
	Fiscal 2005	Fiscal 2006 Estimate(1)
Sales	30.8%	9.8% - 13.2%
Operating income	48.1%	11.3% - 16.0%
Net income	42.0%	13.9% - 18.6%
Earnings per share assuming dilution	38.9%	10.1% - 14.7%

(1)  Company estimates as of November 1, 2005

        Since the onset of Operation Iraqi Freedom in 2003, and including throughout fiscal 2005, the Company’s operating results have benefited substantially from increasing DoD requirements for parts, service, armoring and remanufacturing of Oshkosh defense vehicles operated in Iraq. In fiscal 2005, the Company’s fire and emergency segment’s operating results also improved substantially due largely to improving market conditions for each of its businesses in the segment, some market share gains and the acquisition of two businesses in the fourth quarter of fiscal 2004. The financial performance in the Company’s commercial segment underperformed fiscal 2004 results. The underperformance resulted from relatively flat pricing for U.S. product lines while steel and component costs escalated and a larger operating loss in the Company’s European refuse business. In the U.S., the Company announced price increases of approximately 10% in June 2005 and cumulative increases of approximately 20% since April 2004 for rear-discharge concrete mixers and domestic refuse product lines to seek to recover its higher steel and component costs. Due to quote to shipment lead times of up to nine months and certain existing customer contracts, the Company does not expect these pricing initiatives to be realized until the second quarter of fiscal 2006. The Company has also assigned a team of lean manufacturing specialists to reduce the costs for these U.S. product lines.

        As result of the operating losses in the European refuse business in fiscal 2004 and fiscal 2005, the Company is in the process of re-designing certain products and restructuring manufacturing processes, among other actions, to lower its material and labor costs for the business. This process resulted in a workforce reduction charge of $3.7 million in fiscal 2005 to rightsize the Company’s workforce in The Netherlands and to outsource certain manufacturing processes to lower cost manufacturing sites. Due to the Company’s actions to reduce its costs at its European refuse business, the business earned a small operating profit in the fourth quarter of fiscal 2005, and the Company expects this business to be modestly profitable throughout fiscal 2006. Because the Geesink Norba Group had operating losses in both fiscal 2004 and fiscal 2005, the Company conducted a review for potential impairment of the goodwill recorded with respect to this business as described under “Critical Accounting Policies – Goodwill and Other Intangible Assets.” The Company concluded in this review that such goodwill was not impaired at September 30, 2005, but the Company will continue to monitor this investment.

        The Company believes that its financial performance will continue to improve in fiscal 2006 because it expects the DoD’s requirements for its products and services resulting from Operation Iraqi Freedom will increase and municipal and federal funding for its fire and emergency segment products will improve. The Company also expects that its actions to raise selling prices domestically and reduce costs across all businesses in its commercial segment will substantially improve the profitability of its commercial segment in fiscal 2006. The Company also anticipates that its commercial segment will benefit from strong demand for its products in fiscal 2006 due to changes in diesel engine emissions standards scheduled to be effective in January 2007 for diesel engines in the classes of chassis the Company sells and/or utilizes for mounting of the Company’s truck bodies. When new standards became effective in 2003, the Company experienced an acceleration of purchases of trucks and truck bodies in its commercial segment immediately prior to the effective date of the new standards and lower purchases immediately following such date. The Company believes that a similar acceleration of purchases could occur in fiscal 2006 and early fiscal 2007, with lower purchases possible beginning in the second quarter of fiscal 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2006 and Beyond Outlook” and “Certain Assumptions.”

        In fiscal 2007, the Company believes that its financial results will improve over expected fiscal 2006 results. The Company believes that its defense segment sales will increase in fiscal 2007 over fiscal 2006 given the duration and intensity of Operation Iraqi Freedom and the U.S. Army’s modularity initiative, which, among other things, are expected to increase the DoD’s requirements for the Company’s tactical trucks and for the remanufacturing of such trucks damaged in the conflict. However, due to the complexities of U.S. funding for Operation Iraqi Freedom, the status of the federal budget overall and the unpredictable nature of military conflicts, the Company cannot provide assurance that its defense segment sales will increase in fiscal 2007. The Company further believes that market conditions in its fire and emergency segment will remain strong in fiscal 2007 to permit improved operating results in that segment. The Company expects its price increase and cost reduction initiatives in its commercial segment will offset the impact on profitability of any demand decreases expected in fiscal 2007 from the effects of the diesel engine emissions standards changes.

        For fiscal years 2008 and 2009, the Company anticipates that the DoD requirements from Operation Iraqi Freedom will remain high, but total defense sales may decline during this period. The Company cannot reasonably expect to maintain its defense sales and operating income at the unprecedented levels of fiscal 2004 and fiscal 2005 and at the expected sales levels in fiscal 2006 and fiscal 2007 over the long-term unless new military conflicts arise or the Company is successful in expanding its military truck product offering. As a result, the Company expects to derive most of its sales and earnings growth, if any, after fiscal 2007 from its non-defense segments and from acquisitions. Given the Company’s low indebtedness at September 30, 2005, its cash position, significant unused availability under its revolving credit facility and the Company’s expectations for cash flow in fiscal 2006 and fiscal 2007, the Company believes that it has substantial financial resources to maintain an active acquisition strategy in support of its growth strategy over the next three to five years. However, the Company cannot predict whether any acquisitions can be consummated at favorable prices and integrated effectively over the next few years given the uncertainties involved in targeting, negotiating and integrating acquisitions.

        The Company had cash and cash equivalents of $127.5 million and $462.7 million of unused availability under the terms of its revolving credit facility as of September 30, 2005. Assuming no acquisitions, the Company expects its cash and cash equivalents to grow to $175 to $225 million at September 30, 2006. The Company could utilize the cash to further its acquisition strategy, for stock repurchases and/or to increase dividend payments to contribute to shareholder returns.

        Please refer to “Fiscal 2006 and Beyond Outlook” and “Certain Assumptions”.

        During fiscal 2004 and the first six months of fiscal 2005, costs rose sharply for steel and component parts containing steel, and the availability of steel has at times been limited, especially for small consumers of steel, including certain of the Company’s suppliers. The Company uses thousands of tons of steel annually and some industry experts have estimated the increase in steel costs over this period at more than 120%. A surge in over-the-road truck sales has also created a shortage of certain components utilized by the Company and resulted in periodic delays in receipt of chassis scheduled for mounting of the Company’s truck bodies. Although the Company believes steel costs have stabilized, the Company could face further steel cost increases in fiscal 2006. Based on long-term agreements with suppliers, the Company has been able to avoid some of the impact of these cost increases, but not all the Company’s suppliers have been able to honor their contracts with the Company. To mitigate these increases, the Company announced multiple price increases in fiscal 2004 and in fiscal 2005, some of which take effect in fiscal 2006, in all of its commercial and fire and emergency business units. The new prices apply to all new orders received after their respective effective dates and the Company does not anticipate being able to recover all the cost increases from customers in fiscal 2006 due to the significant amount of orders in the Company’s backlog prior to the effective dates of product selling price increases. In addition, reaction to these price increases has been adverse from some customers and competitive conditions have limited, and may limit in the future, price increases and/or sales volumes in some market sectors. If steel and component cost increases resume, then the Company would expect to announce further price increases as necessary. Due to the nature of its defense business, which is generally based on firm, fixed-price contracts, the Company is generally limited in its ability to raise prices in response to rising steel and component costs. The Company generally has firm pricing from a substantial majority of its suppliers to its defense business at the time of a contract award, but it does not expect these supply contracts to fully protect the Company from steel and component cost increases in its defense segment. The Company has sought substantially higher pricing for all new defense contracts executed since the second half of fiscal 2004 to recover the higher steel and component costs experienced to date.

Results of Operations

Analysis of Consolidated Net Sales – Three Years Ended September 30, 2005

        The following table presents net sales (see definition of net sales contained in Note 2 of the Notes to Consolidated Financial Statements) by business segment (in thousands):

	Fiscal Year Ended September 30,
	2005	2004	2003
Net sales:
Fire and emergency	$841,465	$599,734	$534,955
Defense	1,061,064	774,059	657,094
Commercial	1,085,700	907,309	741,878
Intersegment	(28,329)	(18,797)	(7,917)

Consolidated	$2,959,900	$2,262,305	$1,926,010

        The following table presents net sales by geographic region based on product shipment destination (in thousands):

	Fiscal Year Ended September 30,
	2005	2004	2003
Net sales:
United States	$2,500,367	$1,884,223	$1,636,361
Other North America	35,862	13,218	9,444
Europe and Middle East	384,213	300,112	244,127
Other	39,458	64,752	36,078

Consolidated	$2,959,900	$2,262,305	$1,926,010

Fiscal 2005 Compared to Fiscal 2004

        Consolidated net sales increased 30.8% to $2,959.9 million in fiscal 2005 compared to fiscal 2004. Net sales were up in all segments. The acquisitions of JerrDan, BAI, CON-E-CO and London contributed $193.9 million of the sales increase in fiscal 2005.

        Fire and emergency segment net sales increased 40.3% to $841.5 million in fiscal 2005 compared to fiscal 2004. The acquisitions of JerrDan and BAI contributed $139.3 million to the increase in fiscal 2005 net sales. Sales in the remaining businesses in the segment rose 18.1%, reflecting strong order rates for fire apparatus and higher airport product sales.

        Defense segment net sales increased 37.1% to $1,061.1 million in fiscal 2005 compared to fiscal 2004. The sales increase arose from a near doubling in parts and service sales and higher sales of new and remanufactured heavy-payload trucks to the DoD to support Operation Iraqi Freedom.

        Commercial net sales increased 19.7% to $1,085.7 million in fiscal 2005 compared to fiscal 2004. The acquisitions of CON-E-CO and London contributed $54.6 million to fiscal 2005 net sales. Concrete placement sales, other than sales by CON-E-CO and London, were up 9.8% primarily due to higher unit sales volumes as industry order levels began to improve following a two-year downturn and an increased mix of package sales. Package sales include a purchased chassis and a concrete mixer. Domestic refuse sales were 31.2% higher due to increased shipments to large U.S. commercial waste haulers. European refuse sales increased 3.2% in U.S. dollars due to favorable currency translation adjustments as a result of the increased strength of the Euro compared to the U.S. dollar offset in part by lower unit volumes and lower pricing in some end markets.

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

Analysis of Consolidated Operating Income – Three Years Ended September 30, 2005

        The following table presents operating income by business segment (in thousands):

	Fiscal Year Ended September 30,
	2005	2004	2003
Operating income (expense):
Fire and emergency	$79,619	$54,957	$52,072
Defense	210,232	127,859	68,697
Commercial	23,829	34,838	40,188
Corporate and other	(46,478)	(37,244)	(31,758)

Consolidated	$267,202	$180,410	$129,199

Fiscal 2005 Compared to Fiscal 2004

        Consolidated operating income increased 48.1% to $267.2 million, or 9.0% of sales, in fiscal 2005 compared to $180.4 million, or 8.0% of sales, in fiscal 2004. The increase in income as a percentage of sales was generally due to efficiencies realized from the substantially higher sales during the period and a disproportionate increase in fire and emergency and defense sales, which generally have higher margins than the commercial segment.

        Fire and emergency segment operating income increased 44.9% to $79.6 million, or 9.5% of sales, in fiscal 2005 compared to $55.0 million, or 9.2% of sales, in fiscal 2004. The acquisitions of JerrDan and BAI contributed $11.8 million of the increase in operating income in fiscal 2005. Operating income for the other businesses in the segment grew 23.9% in fiscal 2005 compared fiscal 2004 due to higher sales and a substantially improved sales mix of custom pumpers, aerials and airport products.

        Defense segment operating income increased 64.4% to $210.2 million, or 19.8% of sales, compared to $127.9 million, or 16.5% of sales, in fiscal 2004. The largest contributor to the increase in operating income in fiscal 2005 was the near doubling of relatively higher-margin parts and service sales arising from DoD requirements to support Operation Iraqi Freedom. Substantially higher sales of relatively higher-margin new and remanufactured heavy-payload trucks also contributed to the increase in operating income in fiscal 2005. Earnings in fiscal 2005 further benefited from cumulative life-to-date adjustments totaling $24.7 million to increase MTVR base contract margins from 7.6% to 10.1%, including $23.1 million related to prior year revenues. The MTVR margin adjustments resulted from lower than expected material cost escalation and better than expected overhead absorption related to higher defense production volumes resulting from the requirements of Operation Iraqi Freedom. Fiscal 2004 operating income benefited from $19.5 million of MTVR base contract margin adjustments.

        Commercial segment operating income decreased 31.6% to $23.8 million, or 2.2% of sales, in fiscal 2005 compared to operating income of $34.8 million, or 3.8% of sales, in fiscal 2004. The acquisitions of CON-E-CO and London contributed $2.4 million of operating income in fiscal 2005. Operating income margins were lower in fiscal 2005 principally due to an $8.6 million operating loss for the Company’s European refuse operations, an increase of $6.8 million compared to fiscal 2004. The operating loss arose from a $3.7 million workforce reduction charge, lower unit volumes, lower pricing in many end markets and increased material, labor and warranty costs associated with the launch of a new Geesink-branded rear loader. Operating income of concrete placement and domestic refuse operations in the segment, other than CON-E-CO and London, was down 17.9% in fiscal 2005 compared to fiscal 2004. This decrease in operating income was the result of relatively flat pricing at a time of higher steel and component costs which offset the overhead absorption benefits of higher unit volumes.

        Consolidated selling, general and administrative expenses decreased to 7.4% of sales in fiscal 2005 compared to 7.8% of sales in fiscal 2004. Such expenses as a percentage of sales declined due to cost control in a period of rapidly rising sales. Corporate operating expenses and inter-segment profit eliminations increased $9.2 million to $46.5 million in fiscal 2005 compared to fiscal 2004 due to increases in personnel costs related to new hires, restricted stock awards granted in late fiscal 2004, employee termination costs and higher incentive bonuses, which more than offset a $4.2 million favorable product liability settlement in the first quarter of fiscal 2005.

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

        Defense segment operating income increased 86.1% to $127.9 million, or 16.5% of sales, compared to $68.7 million, or 10.5% of sales, in fiscal 2003. The largest contributor to the increase in operating income in fiscal 2004 was the increase in parts and service sales arising from DoD requirements to support Operation Iraqi Freedom. Earnings in fiscal 2004 further benefited by $19.5 million due to cumulative life-to-date adjustments to increase MTVR margins from 5.5% to 7.6%, including $16.2 million related to prior year revenues. The MTVR margin adjustments resulted from lower than expected material cost escalation and better than expected overhead absorption related to higher defense production volumes resulting from the requirements of Operation Iraqi Freedom. The balance of the increase in operating income was due to higher sales of heavy-payload trucks to international customers and the DoD.

        Commercial segment operating income decreased 13.3% to $34.8 million, or 3.8% of sales, in fiscal 2004 compared to operating income of $40.2 million, or 5.4% of sales, in fiscal 2003. Operating income decreased in fiscal 2004 compared to the prior year in spite of a 22.3% increase in sales due to losses in the Company’s European refuse business as industry conditions continued to deteriorate. The Company estimates that industry volume in European refuse products was down approximately 15.0% from fiscal 2003 levels and that pricing was adversely impacted in most European countries. This business also incurred costs related to headcount reductions of $1.8 million and to introduce new smooth-sided bodies and value-priced products totaling $3.2 million. In the balance of the segment, the Company’s domestic businesses realized an operating income increase of approximately 18.3%. Substantially higher steel costs, competitive pricing conditions and manufacturing inefficiencies adversely impacted fiscal 2004 operating income margins in the Company’s domestic businesses.

        Consolidated selling, general and administrative expenses decreased to 7.8% of sales in fiscal 2004 compared to 8.1% of sales in fiscal 2003. Such expenses declined as a percentage of sales due to cost control in a period of rapidly rising sales. Corporate operating expenses and inter-segment profit elimination increased $5.5 million to $37.2 million, or 1.6% of consolidated sales, in fiscal 2004 from $31.8 million, or 1.6% of consolidated sales, for fiscal 2004. The increase was largely due to expenses incurred related to acquisition investigations and increased personnel charges.

Analysis of Non-Operating Income Statement Items – Three Years Ended September 30, 2005

Fiscal 2005 Compared to Fiscal 2004

        Interest expense net of interest income increased $0.9 million to $5.2 million in fiscal 2005 compared to fiscal 2004. Fiscal 2005 results reflected higher average borrowings as a result of acquisitions and increased working capital requirements associated with the Company’s U.K. wheeled tanker contract.

        The effective income tax rate for fiscal 2005 was 39.3% compared to 37.3% in fiscal 2004. The increase related to an increase in a valuation allowance for certain net operating loss carryforwards in The Netherlands and increased state income taxes associated with higher earnings in relatively higher-tax rate states.

        Other miscellaneous loss of $1.9 million in fiscal 2005 relates primarily to foreign currency transaction losses.

        Equity in earnings of unconsolidated affiliates, net of income taxes, of $2.9 million in fiscal 2005 and $2.2 million in fiscal 2004 represented the Company’s equity interest in OMFSP and in a concrete mixer and refuse packer manufacturer in Mexico.

        Minority interest in earnings of $0.6 million represented the 25.0% interest in BAI held by BAI management shareholdings.

Fiscal 2004 Compared to Fiscal 2003

        Interest expense net of interest income decreased $7.8 million to $4.3 million in fiscal 2004 compared to fiscal 2003. Fiscal 2004 results reflect lower average borrowings outstanding for most of fiscal 2004 until the Company acquired JerrDan and BAI for cash and assumed debt totaling $113.7 million in July 2004.

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

        Other miscellaneous income of $0.5 million relates to foreign currency transaction gains on inter-company amounts net of a $0.3 million charge to write off deferred financing costs resulting from the refinancing of the Company’s bank credit facility in September 2004. In fiscal 2003, other miscellaneous income included a $6.3 million charge related to the early retirement of 8.75% senior subordinated notes.

        Equity in earnings of unconsolidated affiliates, net of income taxes, of $2.2 million in fiscal 2004 and $2.3 million in fiscal 2003 represents the Company’s equity interest in OMFSP and in a concrete mixer and refuse packer manufacturer in Mexico.

        Minority interest in earnings of $0.1 million represents the Company’s 25.0% interest in BAI for the period from July 29, 2004 to September 30, 2004 related to BAI management shareholdings.

Financial Condition

Fiscal Year Ended September 30, 2005

        During fiscal 2005, cash and cash equivalents increased by $97.4 million to $127.5 million at September 30, 2005. Cash provided from operating activities of $212.3 million (which included $25.3 million in tax benefits related to the exercise of stock options) and cash proceeds from the exercise of stock options of $24.3 million funded the acquisitions of CON-E-CO and London for $31.3 million, repayments of borrowings of $51.6 million, capital expenditures of $43.2 million and dividends of $16.0 million. Cash provided from operations during fiscal 2005 increased compared to fiscal 2004 due to the increase in net income and proportionately higher increases in customer advances, largely from the DoD, than in operating assets required to support the Company’s fiscal 2005 sales increase.

        In fiscal 2005, inventories increased sharply to support higher sales levels, including production under the U.K. wheeled tanker contract. Customer advances represented a significant source of cash in fiscal 2005 due to higher performance-based payments from the DoD and higher advances associated with fire apparatus orders compared to prior year levels.

        Cash paid for income taxes was $81.4 million in fiscal 2005 compared to $46.4 million in fiscal 2004. Cash taxes paid increased due to the higher level of earnings offset in part by increased deductions in fiscal 2005 for the tax benefits of stock option exercises and pension contributions.

        At September 30, 2005, the Company had repaid all of its revolving credit facility borrowings, with the exception of €15.0 million designated as a hedge of its investment in BAI.

        The Company’s debt-to-total capital ratio at September 30, 2005 was 2.9% compared to 10.7% at September 30, 2004.

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

Liquidity and Capital Resources

        The Company had cash and cash equivalents of $127.5 million and $462.7 million of unused availability under the terms of its revolving credit facility as of September 30, 2005. The Company’s primary cash requirements include working capital, capital expenditures, dividends, interest and principal payments on indebtedness and, potentially, future acquisitions. In September 2004, the Company obtained a new unsecured $500.0 million senior revolving credit facility (“revolving credit facility”) expiring in September 2009. Availability under the revolving credit facility was reduced by borrowings of $18.1 million and outstanding letters of credit of $19.2 million at September 30, 2005. The Company may seek to increase the revolving credit facility up to an aggregate maximum outstanding amount of $750.0 million, subject to the satisfaction of certain conditions, including the Company not being in default under terms of its revolving credit facility and the identification of lenders willing to provide additional commitments. The Company expects its primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at September 30, 2005 and borrowings from unused availability under the Company’s revolving credit facility.

        The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate significantly, from quarter to quarter, due to changes in working capital requirements arising principally from seasonal fluctuations in sales, the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD.

        Based upon current and anticipated future operations and excluding the impact of any potential acquisitions, the Company believes that these capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2006. Debt levels and capital resource requirements beyond fiscal 2006 are not currently estimable because the Company maintains an active acquisitions strategy and the capital requirements of this strategy cannot be reasonably estimated.

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

        Interest rates on borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.50%) or the “Offshore Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.70% for Offshore Rate loans under the Company’s revolving credit facility as of September 30, 2005. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rate on the revolving credit facility borrowings outstanding at September 30, 2005 was 2.82%. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

        In addition to the Company’s revolving credit facility, the Company’s wholly-owned subsidiary in The Netherlands, Geesink Group B.V., and certain of its affiliates are party to a €2.5 million bank credit facility (the “Euro facility”) which supports a cross-border cash pooling arrangement. There were no borrowings outstanding under the Euro facility at September 30, 2005.

        London has a $6.4 million (CAD 7.5 million) credit facility with $0.9 million (CAD 1.0 million) in borrowings outstanding at September 30, 2005, which bears interest at a variable rate based on a bank’s prime rate plus 0.50% (4.50% at September 30, 2005). Other subsidiaries of the Company had other unsecured debt outstanding of $2.0 million with varying interest rates at September 30, 2005.

        Also, the Company’s 75%-owned subsidiary, BAI, had outstanding mortgage loans of $2.6 million (€2.1 million), which bear interest at a variable rate based on the three-month Euribor rate, plus a margin of between 0.75% and 1.50%. The average interest rate on BAI’s outstanding mortgage loans at September 30, 2005 was 3.08%.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

        Following is a summary of the Company’s contractual obligations and payments due by period following September 30, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt(1)	$3,149	$560	$1,142	$761	$686
Leases:
Capital	--	--	--	--	--
Operating	36,695	10,385	12,005	7,100	7,205
Purchase obligations(2)	453,179	452,189	954	36	--
Other long-term liabilities:
Fair value of foreign currency
forward contracts	17,945	14,160	3,785	--	--
Other	659	154	265	88	152

	18,604	14,314	4,050	88	152

Total contractual obligations	$511,627	$477,448	$18,151	$7,985	$8,043

(1)	The Company also has floating rate debt outstanding under its revolving credit facility. See Note 11 of the Notes to Consolidated Financial Statements.

(2)	The Company utilizes blanket purchase orders to communicate expected annual requirements to many of its suppliers or contractors. Requirements under blanket purchase orders generally do not become “firm” until four weeks prior to the Company’s scheduled unit production. The purchase obligations amount included above represents the value of commitments considered firm, plus the value of all outstanding subcontracts.

        The following is a summary of the Company’s commercial commitments (in thousands):

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Customer lease guarantees to third parties	$13,961	$628	$2,000	$2,000	$9,333
Standby letters of credit	19,257	11,349	7,908	--	--
Corporate guarantees	9,907	9,907	--	--	--

Total commercial commitments	$43,125	$21,884	$9,908	$2,000	$9,333

        McNeilus has an $18.5 million investment in an unconsolidated general partnership, OMFSP, which offers lease financing to customers of the Company. McNeilus and an unaffiliated third party, BA Leasing & Capital Corporation (“BALCAP” — a subsidiary of Bank of America Corporation), are general partners in OMFSP. Each of the two general partners has identical voting, participating and protective rights and responsibilities in OMFSP. See Note 6 of the Notes to Consolidated Financial Statements.

        OMFSP purchases trucks, truck bodies and concrete batch plants for lease to user-lessees. The Company sold equipment totaling $73.0 million, $58.2 million and $67.3 million to OMFSP in fiscal 2005, 2004 and 2003, respectively. Banks and other financial institutions lend to OMFSP approximately 90% of the purchase price of the equipment, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 8% equity portion of the cost of the new equipment purchases. Customers provide a 2% down payment. Each partner is allocated its proportionate share of OMFSP cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. However, all OMFSP indebtedness is non-recourse to the Company and BALCAP.

        OMFSP debt financing is bid among a pool of third party banks and other financial institutions. OMFSP’s available but unused borrowing capacity with such banks and other third party financial institutions was $153.9 million at September 30, 2005. OMFSP lenders do not guarantee its borrowing capacity and may withdraw such borrowing availability at any time. Should debt financing not be available to OMFSP in the future, certain of the Company’s customers would need to find sources of lease financing other than through OMFSP, which could have an adverse impact on the Company’s sales of equipment.

        OMFSP and its predecessor have operated since 1989, with profits in each year. OMFSP seeks to maintain strict credit standards. Each general partner approves each lease financing transaction. Lessee-customers guarantee the residual value with respect to each lease. Infrequently, a customer will default on a lease. In such instances, OMFSP has historically been successful in disposing of the underlying equipment at values in excess of the then residual values on the leases. Lease losses historically have not been material in any one year. In the event that material lease losses did occur, the Company believes its losses would be limited to its investment in OMFSP because OMFSP’s debt is nonrecourse to the Company. In addition, the Company could decide to discontinue OMFSP’s leasing activities at any time and manage an orderly winding-down of the OMFSP lease portfolio.

        Summarized financial information of OMFSP as of September 30, 2005 and 2004 and for the fiscal years ended September 30, 2005, 2004 and 2003 is as follows:

	September 30,
	2005	2004
Cash and cash equivalents	$3,774	$2,649
Lease assets, net	189,268	185,176
Other assets	606	2,506

	$193,648	$190,331

Notes payable	$154,820	$148,681
Other liabilities	3,605	2,179
Partners' equity	35,223	39,471

	$193,648	$190,331

	Fiscal Year Ended September 30,
	2005	2004	2003
Interest income	$11,143	$12,808	$15,190
Net interest income	3,347	3,885	4,329
Excess of revenues over expenses	4,433	3,589	4,394

Certain Assumptions

        The expectations reflected in the forward-looking statements in this Annual Report on Form 10-K, in particular those with respect to projected sales, costs, earnings and debt levels, are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, that the Company will be able to turnaround the business of the Geesink Norba Group sufficiently to support its current valuation resulting in no non-cash impairment charge for Geesink Norba Group goodwill; the Company’s ability to increase its operating income margins at McNeilus; the Company’s ability to recover steel and component cost increases with selling price increases to its customers; anticipated commercial segment sales in advance of and following a diesel engine emissions standards change effective January 1, 2007; the Company’s estimates for the level of concrete placement activity, housing starts and mortgage rates; the performance of the U.S. and European economies generally; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies, in particular at McNeilus and the Geesink Norba Group; the anticipated level of production and margins associated with the Family of Heavy Tactical Vehicles contract, the Indefinite Demand/Indefinite Quantity contract, the MTVR follow-on contract and international defense truck contracts; the expected level of DoD procurement of replacement parts and services and remanufacturing of trucks and funding thereof; the Company’s estimates for capital expenditures of municipalities for fire and emergency and refuse products, of airports for aircraft rescue and snow removal products and of large commercial waste haulers generally and with the Company; federal funding levels for Department of Homeland Security and spending by governmental entities on homeland security apparatus; the availability of chassis components and commercial chassis generally; the Company’s planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the expected level of commercial “package” body and purchased chassis sales compared to “body only” sales; the Company’s ability to integrate acquired businesses and achieve expected synergies; the Company’s estimates of the impact of changing fuel prices and credit availability on capital spending of towing operators; anticipated levels of capital expenditures; the Company’s estimates for costs relating to litigation, product warranty, insurance, personnel and raw materials; the Company’s estimates for debt levels, interest rates, working capital needs and effective tax rates; and that the Company does not complete any further acquisitions. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results that the forward-looking statements contemplate.

Fiscal 2006 and Beyond Outlook

        The Company estimates that fiscal 2006 consolidated net sales will range between $3.25 and $3.35 billion, an increase from fiscal 2005 net sales of 9.8% to 13.2%. Approximately $13.5 million of the estimated increase can be attributable to fiscal 2005 acquisitions. All comparisons are to fiscal 2005 and assume no new acquisitions.

        The Company expects the fire and emergency segment sales growth percentage to be in the high single digits in fiscal 2006, reflecting improving markets and higher pricing across the segment.

        The Company projects defense segment sales to increase 17.5% to 22.5% in fiscal 2006 due to additional federal funding which includes requirements for new and remanufactured trucks to meet the DoD’s requirements for Operation Iraqi Freedom, while it projects defense parts and service sales to be consistent with fiscal 2005 sales.

        The Company estimates the commercial segment’s sales growth percentage to be in the low single digits range in fiscal 2006 as higher pricing is expected to offset lower volumes. While the Company believes that industry demand for concrete mixers and refuse packers in the U.S. in fiscal 2006 will increase 5% to 10% in advance of a diesel engine emissions standards change that becomes effective on January 1, 2007, the Company is projecting a loss in market share due to its need to increase prices to recover increasing steel and component costs. The Company estimates the acquisitions of CON-E-CO and London will add $13.5 million to segment sales in fiscal 2006 because fiscal 2005 results only included their operations since the dates of acquisition. The Company expects that Geesink Norba Group refuse product sales will also be up slightly in fiscal 2006.

        The Company is projecting consolidated operating income to be up between 11.3% and 16.0% in fiscal 2006 resulting in operating income of between $297.5 million and $310.0 million.

        The Company is projecting fire and emergency segment margins will be relatively flat in fiscal 2006 as compared to fiscal 2005 as start-up costs related to a facility expansion at Pierce are expected to offset other margin improvement initiatives.

        The Company is projecting defense segment operating income margins to decrease approximately 200 basis points in fiscal 2006 as fiscal 2005 results benefited from $24.7 million of MTVR base contract margin adjustments.

        In the commercial segment, the Company projects operating income margins to double in fiscal 2006 as a result of a pricing strategy implemented to recover steel and component costs increases experienced in fiscal 2004 and 2005. The Company expects that the CON-E-CO and London acquisitions will add $2.0 million to segment operating income in fiscal 2006. The Company also expects its European refuse business to be modestly profitable in fiscal 2006 as a result of the restructuring of that business in fiscal 2004 and 2005 compared to an $8.6 million operating loss in fiscal 2005.

        The Company estimates that corporate operating expenses and inter-segment profit eliminations will increase $8.5 million to approximately $55.0 million in fiscal 2006. The increase reflects higher personnel costs related to new hires and stock option expense as a result of the adoption of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) effective October 1, 2005. Also, fiscal 2005 results benefited from a $4.2 million favorable product liability settlement in the first quarter. The Company estimates that interest expense net of interest income and other expenses will decrease $3.6 million to $3.5 million in fiscal 2006 largely due to the repayment of the debt associated with the acquisitions in fiscal 2005 and higher interest income on higher estimated average cash balances in fiscal 2006.

        The Company estimates that in fiscal 2006 its effective income tax rate will decrease to approximately 38.5% to 39.0%, equity in earnings of unconsolidated affiliates will approximate $2.0 million and minority interest in earnings will approximate $0.5 million. These estimates result in the Company’s estimate of fiscal 2005 net income between $182.4 million and $190.0 million and earnings per share between $2.40 and $2.50 per share. The Company expects its earnings per share to be down in the first quarter of fiscal 2006 to $0.50 to $0.55 per share compared to $0.56 per share in the first quarter of fiscal 2005 and that about 55.0% of its estimated annual earnings per share in fiscal 2006 will be realized in its second and third quarters.

        By September 30, 2006, assuming no further acquisitions, the Company expects to generate cash balances of $175 to $225 million that the Company could utilize to further its acquisition strategy, for stock repurchases and/or to increase dividend payments to contribute to shareholder returns. The Company anticipates capital spending to approximate $60.0 million in fiscal 2006.

        In fiscal 2007, the Company believes that its financial results will improve over expected fiscal 2006 results. The Company believes that its defense segment sales will increase in fiscal 2007 over fiscal 2006 given the duration and intensity of Operation Iraqi Freedom and the U.S. Army’s modularity initiative, which, among other things, are expected to increase the DoD’s requirements for the Company’s tactical trucks and for the remanufacturing of such trucks damaged in the conflict. However, due to the complexities of U.S. funding for Operation Iraqi Freedom, the status of the federal budget overall and the unpredictable nature of military conflicts, the Company cannot provide assurance that its defense segment sales will increase in fiscal 2007. The Company further believes that market conditions in its fire and emergency segment will remain strong in fiscal 2007 to permit improved operating results in the segment. The Company expects its price increase and cost reduction initiatives in its commercial segment will offset the impact of any demand decreases expected in fiscal 2007 from the effects of the diesel engine emissions standards changes.

        For fiscal years 2008 and 2009, the Company anticipates that the DoD requirements from Operation Iraqi Freedom will remain high, but total defense sales may decline during this period. The Company cannot reasonably expect to maintain its defense sales and operating income at the unprecedented levels of fiscal 2004 and fiscal 2005 and at the expected sales levels in fiscal 2006 and fiscal 2007 over the long-term unless new military conflicts arise or the Company is successful in expanding its military truck product offering. As a result, the Company expects to derive most of its sales and earnings growth, if any, after fiscal 2007 from its non-defense segments and from acquisitions. Given the Company’s low indebtedness at September 30, 2005, its cash position, significant unused availability under its revolving credit facility and the Company’s expectations for cash flow in fiscal 2006 and fiscal 2007, the Company believes that it has substantial financial resources to maintain an active acquisition strategy in support of its growth strategy over the next three to five years. However, the Company cannot predict whether any acquisitions can be consummated at favorable prices and integrated effectively over the next few years given the uncertainties involved in targeting, negotiating and integrating acquisitions.

Critical Accounting Policies

        The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts and related disclosures. Actual results could differ from those estimates. The Company considers the following policies to be the most critical in understanding the judgments that are involved in the preparation of the Company’s consolidated financial statements and the uncertainties that could impact the Company’s financial condition, results of operations and cash flows.

        Revenue Recognition: The Company recognizes revenue on equipment and parts sales when contract terms are met, collectibility is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. Revenue from service agreements is recognized as earned, when services have been rendered.

        The Company records revenues under certain long-term, fixed-price defense contracts using the percentage-of-completion method of accounting, generally using either the cost-to-cost or units accepted method as the measurement basis for effort accomplished. Profits expected to be realized on contracts are based on management estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are recognized as a cumulative life-to-date adjustment in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss is charged to cost of sales.

        The complexity of the estimation process and all issues related to assumptions, risks, and uncertainties inherent with the application of the cost-to-cost method of accounting affect the amounts reported in the Company’s financial statements. A number of internal and external factors affect the cost of sales estimates, including labor rate and efficiency variances, overhead rate estimates, revised estimates of warranty costs, estimated future material prices, and customer specification changes. If business conditions were different, or if the Company had used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported in the financial statements. Bid and proposal costs are expensed as incurred.

        In fiscal 2005, following completion of contractually-required performance testing, the Company began initial deliveries of wheeled tanker systems (comprised of a truck chassis and water or fuel tank trailer) under a multi-year requirements contract with the U.K. MoD. The contract, valued at 160.5 million British Sterling ($250.4 million), calls for delivery of 357 wheeled tanker systems over a 22 month period beginning in February 2005. The contract provides that the Company is paid within 30 days of delivery of the wheeled tanker systems to the U.K. MoD. The U.K. MoD has up to 90 days following system delivery to reject the delivered wheeled tanker systems. Wheeled tanker systems remain in the Company’s inventory and cash received in payment for these systems is recorded as deferred revenue until the earlier of the date that the wheeled tanker system has been accepted by the customer or the date the rejection right lapses (generally 90 days from system delivery) at which time the Company recognizes revenue. Sales in fiscal 2005 under this contract totaled $56.4 million.

        Goodwill and Other Intangible Assets: In conformity with U.S. GAAP, goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company performs impairment reviews for its reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, the Company believes that it has conducted thorough and competent valuations of its goodwill and other intangible assets annually, resulting in no impairment of goodwill.

        In fiscal 2005, the Company’s Geesink Norba Group incurred an operating loss of $8.6 million. As a result of this loss and a small operating loss in fiscal 2004, the Company continues to monitor whether an impairment of the Geesink Norba Group goodwill has occurred. Goodwill associated with the Geesink Norba Group, which was recorded in connection with the acquisition of this business in July 2001, totaled €107.6 million as of September 30, 2005 ($129.6 million based on the exchange rate as of September 30, 2005). Most of the European refuse markets served by the Geesink Norba Group have been in a recession since 2001. While experiencing a slight improvement in fiscal 2005, the Company believes that refuse collection vehicle market sales volumes in Europe declined by more than 20% from fiscal 2001 levels to fiscal 2004 levels and that pricing in several of its markets declined by 5% to 10% over this period. During fiscal 2004, the Company launched a new Geesink-branded, smooth-sided, rear loader refuse collection vehicle and the Valu€Pak, value-priced refuse collection vehicle into the European refuse market to spur demand for the Company’s products. Also, the Company installed new moving assembly lines in its facility in The Netherlands for the production of some of the major components of its refuse collection vehicles for Europe with the objective of substantially reducing component production hours. Following the launch of the new Geesink-branded rear loader, its product cost substantially exceeded the Company’s estimated product cost and initial production units involved substantial warranty claims until certain design changes were made in fiscal 2005. These issues caused the Geesink Norba Group to begin reporting operating losses in the business in the quarter ended June 30, 2004. The Company made a management change and assigned its lean team to the business in early fiscal 2005 to resolve the product design issues and to substantially reduce the manufacturing costs of the Geesink-branded rear loader. As a result of these initiatives, the Company recorded a $3.7 million workforce reduction charge in fiscal 2005 to rightsize its workforce in the Netherlands and to commence a strategy to outsource certain activities to lower cost manufacturing sites. In the fourth quarter of fiscal 2005 and for the first quarter since the quarter ended June 30, 2004, the Geesink Norba Group earned a small operating profit. The Company believes that the business will be modestly profitable throughout fiscal 2006 and that the profitability of the business will improve sharply in fiscal 2007 following the completion of its outsourcing strategy, among other planned actions. Based largely on the Company’s estimated benefits of its cost reduction initiatives in fiscal 2005, the Company developed long-term projections of estimated cash flows from the Geesink Norba Group to assess the fair value of the business. As a result, the Company determined that the fair value of the Geesink Norba Group exceeded its carrying value at September 30, 2005, and therefore determined that the goodwill recorded in connection with the acquisition of the Geesink Norba Group was not impaired. The Company intends to continue to review the results of its fiscal 2005 initiatives and to monitor the valuation of its investment in the Geesink Norba Group as appropriate during fiscal 2006. To the extent that the Geesink Norba Group is not able to achieve expected sales and operating income performance in fiscal 2006 and fiscal 2007, the Company could be required to record a goodwill impairment charge. See “Critical Accounting Estimates.”

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

        Product Liability: Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business. A substantial portion of these claims and lawsuits involve the Company’s concrete placement and domestic refuse businesses, while such lawsuits in the Company’s defense and fire and emergency businesses have historically been limited. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. Most insurance coverage includes self-insured retentions that vary by business segment and by year. As of September 30, 2005, the Company maintained self-insured retentions of $1.0 million per claim for each of its businesses.

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

        Stock-Based Compensation: As permitted under SFAS No. 123, the Company uses the intrinsic value method of accounting to account for employee stock options and other stock-based compensation programs. Accordingly, no compensation expense is recognized when the exercise price of the employee stock option is equal to or greater than the market price of the Company’s Common Stock on the grant date and all other provisions of the award are fixed. Had the fair value method of accounting for stock-based compensation prescribed by SFAS No. 123 been used, net earnings would have been reduced by $3.5 million, $3.2 million and $2.9 million in fiscal 2005, 2004 and 2003, respectively.

Critical Accounting Estimates

        Management of the Company has discussed the development and selection of the following critical accounting estimates with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s disclosures relating to such estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        Revenue Recognition: The U.K. wheeled tanker contract provides for a series of three tests, which together comprise a Production Reliability Acceptance Test (“PRAT”) to be conducted over the life of the production effort. The initial test under the PRAT was conducted using wheeled tanker systems delivered in July 2005. In October 2005, the Company was informed that the U.K. MoD intended to retain 10% of amounts due on delivered trucks until certain warranty claims are addressed. The Company believes that the warranty claims are insignificant. The modification of the timing of the cash flows under the contract may result in certain portions of the outstanding foreign exchange contracts designated as hedges of this contract to become ineffective. At this time, the Company believes that this issue will be resolved with the U.K. MoD and that the matter will result in no material loss to the Company.

        The U.K. wheeled tanker contract provides for approximately a four percent increase to the system sales price if the Company can demonstrate the equipment is electro-magnetic compatible (“EMC”) as defined under the terms of the contract. The Company currently believes that it has a solution to meet the EMC requirements, but given the difficult nature of the requirements, the Company cannot provide any assurance that its solution will be acceptable. If the Company receives the MoD’s acceptance of achievement of the EMC requirements, then the Company would be required to retrofit the wheeled tanker systems already delivered prior to recognition of revenue for the increase in the system sales price. The Company believes that achievement of EMC requirements, net of expected costs, could result in incremental pre-tax earnings of approximately $2.4 million for wheeled tanker systems accepted as of September 30, 2005.

        The Company believes that its accounting for the U.K. wheeled tanker contract involves a “critical accounting estimate” because the ultimate resolution of the PRAT and EMC issues could lead to either a material charge or gain in fiscal 2006 or beyond depending on the outcome of the issues and the timing of resolution of such issues.

        The Company recorded revenues and anticipated profits under the MTVR multi-year, fixed-price base production contract on a percentage-of-completion basis, generally using units accepted as the measurement basis for effort accomplished. Estimated contract profits were taken into earnings in proportion to recorded sales based on estimated average cost determined using total contract units under order. Changes in estimated contract profits were recognized in earnings using the cumulative life-to-date method. Under this method, current estimated contract profits were compared with previously estimated contract profits and a cumulative life-to-date adjustment is recorded to income for all previously accepted units. The Company believes that the accounting estimate was a “critical accounting estimate” because changes in estimated costs can materially affect net income. The estimate requires management to forecast estimated material costs on non-quoted components, to estimate manufacturing overhead rates which are dependent in part on sales forecasts of non-MTVR volume, to estimate contract close-out costs and to estimate manufacturing hours per unit over a broad spectrum of volume, including low-rate of initial production, high-rate of production and ramp-down production to the end of the contract.

        Quarterly, or upon the occurrence of a significant event impacting the contract, Company management reviews actual contract performance to date to determine if there are any factors that would require an adjustment of the overall contract estimated margin. In fiscal 2005, 2004 and 2003, the Company increased the margin percentage recognized on the MTVR contract by 2.5, 2.1 and 1.2 percentage points, respectively, as a result of contract modifications and favorable cost performance compared to estimates. The changes in estimates increased operating income by $24.7 million in fiscal 2005, $19.5 million in fiscal 2004 and $9.2 million in fiscal 2003, or 9.2%, 10.8% and 7.1% of consolidated operating income, respectively.

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

        Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. Over the past three years, the Company’s warranty cost as a percentage of sales has ranged from 0.84% of sales to 1.43% of sales. Warranty costs tend to be higher shortly after new product introductions, especially those introductions involving new technologies, when field warranty campaigns may be necessary to correct or retrofit certain items. Accordingly, the Company must make assumptions about the number and cost of anticipated field warranty campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of new features/components included in new product models.

        Each quarter, the Company reviews actual warranty claims experience to determine if there are any systemic defects that would require a field campaign. Also, based upon historical experience, warranty provision rates on new product introductions are established at higher than standard rates to reflect increased expected warranty costs associated with any new product introduction.

        At times, warranty issues can arise which are beyond the scope of the Company’s historical experience. If the estimate of warranty costs in fiscal 2005 increased or decreased by 50%, the Company’s accrued warranty costs, costs of sales and operating income would each change by $12.5 million, or 31.6%, 0.5% and 4.7%, respectively.

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

        In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. In making this assessment, management estimates discounted anticipated cash flows of a reporting unit based on a number of factors including historical operating results, business plans and market conditions. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

        In fiscal 2005, the Company’s Geesink Norba Group recorded an operating loss due to continued weakening of European markets, additional production and warranty costs associated with the launch of the new Geesink-branded refuse rear loader and a $3.7 million workforce reduction charge to rightsize the workforce in The Netherlands and to outsource certain manufacturing processes to lower cost manufacturing sites. The Company had goodwill of $129.6 million at September 30, 2005 related to the Geesink Norba Group. The Company’s fiscal 2005 review for potential impairment of this goodwill indicated that there was no impairment of goodwill at September 30, 2005. While any assessment of goodwill is inherently a subjective process and is dependent on projections of future operating results, the Company believes that it conducted a thorough and competent valuation of the Geesink Norba Group at September 30, 2005 in support of its assessment.

        To the extent that the Geesink Norba Group is not able to achieve expected sales and operating income performance in fiscal 2006 and fiscal 2007, the Company could be required to record a goodwill impairment charge. The range of potential charge would be based on a number of factors, including the speed of the European economic recovery, the results of the Company’s cost reduction activities, Geesink Norba Group’s operating performance, competition, required future capital expenditures, interest rates and long-term growth assumptions. The Company cannot provide any assurance that future goodwill impairment tests will not result in a charge to earnings. See “Critical Accounting Policies.”

        Deferred Income Tax Assets: The Company records deferred income tax assets and liabilities for differences between the book basis and tax basis of the related net assets. The Company records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount management expects to realize. Management considers, as applicable, the amount of taxable income available in carryback years, future taxable income and potential tax planning strategies in assessing the need for a valuation allowance. The Company will require future taxable income in The Netherlands in order to fully realize the net deferred tax asset in that jurisdiction. At September 30, 2005, a valuation allowance has been established to reserve for the net deferred tax asset related to tax loss carryforwards in The Netherlands.

        Benefit Plans: The pension benefit obligation and related pension income are calculated in accordance with SFAS No. 87, “Employer’s Accounting for Pensions”, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations at September 30, 2005 used a discount rate of 5.25% and an expected rate of return on plan assets of 8.25%.  A 0.5% decrease in the discount rate would increase annual pension expense by approximately $1.4 million. A 0.5% decrease in the expected return on plan assets would increase our annual pension expense by approximately $0.6 million.

        The Company’s other postretirement benefits obligation and related expense are calculated in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and are impacted by certain actuarial assumptions, including health care trend rates. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $3.3 million and would increase the annual service and interest cost by $0.5 million. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $3.0 million and decrease the annual service and interest cost by $0.4 million.

        The Company’s benefit plan assumptions are determined by using a benchmark approach as well as currently available actuarial data.

New Accounting Standards

        Inventory Costs: In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS 151 in the fourth quarter of fiscal 2005 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

        Nonmonetary Exchanges: In November 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB No. 29” (“SFAS 153”). SFAS 153 requires that exchanges of productive assets for similar productive assets should be measured based on the fair value of the assets exchanged except in those instances in which the exchanges of nonmonetary assets do not have commercial substance. SFAS 153 is effective prospectively for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS 153 in the fourth quarter of fiscal 2005 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

        Stock-Based Compensation: In December 2004, the FASB issued SFAS 123(R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. The Company grants options to purchase Common Stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. In April 2005, the Securities and Exchange Commission amended the required adoption date of SFAS 123(R) to be the first interim period of the first fiscal year beginning after June 15, 2005. The Company intends to adopt this new standard during the first quarter of fiscal 2006, as required, under the modified prospective method. The effect of adoption of SFAS 123(R) on outstanding share-based awards is estimated to be $4.0 million to $4.5 million ($0.05 to $0.06 per share) after-tax for fiscal 2006. However, the Company’s actual share-based compensation expense in fiscal 2006 will depend on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.

American Jobs Creation Act of 2004

        On October 22, 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was signed into law by the President of the U.S. This legislation resulted in sweeping revisions to the U.S. Internal Revenue Code and related regulations. The Jobs Act:

–	Repeals the foreign sales corporation (“FSC”) and extra-territorial income (“ETI”) regimes and replaces them with a domestic manufacturing deduction.
–	Provides taxpayers with an opportunity to repatriate foreign-source income into the U.S. if such repatriated income is invested in the U.S. under a properly-approved domestic reinvestment plan.
–	Changes certain provisions of the U.S. Internal Revenue Code related to foreign tax credit (“FTC”) calculations.
–	Provides for penalties and increased disclosures related to transactions defined as reportable transactions.
–	Provides for changes to executive compensation arrangements, including fundamental changes to non-qualified deferred compensation plans, limits deductions for personal use of employer-provided airplanes and provides for changes in withholding.
–	Provides for changes affecting calculation and allocation of partnership income and ownership interests.
–	Provides for substantial reforms for leasing transactions, including limitations on tax deductions allocable to property used by tax-exempt entities.
–	Codifies present-law mobile machinery exemption for purposes of the retail excise tax on heavy vehicles, the heavy vehicle use tax and the tax on tires.

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

Customers and Backlog

        Sales to the U.S. government comprised approximately 34.3% of the Company’s net sales in fiscal 2005. No other single customer accounted for more than 10.0% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at September 30, 2005 increased 25.3% to $1,944.1 million compared to $1,551.0 million at September 30, 2004. Fire and emergency segment backlog increased 11.8% to $526.2 million at September 30, 2005 compared to $470.7 million at September 30, 2004 due to homeland security market development and improving domestic municipal markets. The defense segment backlog increased 35.0% to $1,199.9 million at September 30, 2005 compared to $888.7 million at September 30, 2004, due to the U.S. DoD requirements associated with Operation Iraqi Freedom. Commercial segment backlog increased 13.8% to $217.9 million at September 30, 2005 compared to $191.5 million at September 30, 2004. Unit backlog for refuse packers was up 16.7% domestically and up 19.3% in Europe. Unit backlog for front-discharge concrete mixers was down 6.0%, while unit backlog for rear-discharge concrete mixers increased 15.4%. The Company may sell lower volumes of front- and rear-discharge mixers in fiscal 2006 as a result of its aggressive pricing strategy to offset higher steel and component costs. Approximately $21.6 million of the overall increase in backlog related to CON-E-CO and London, which were acquired in fiscal 2005. Approximately 12.7% of the Company’s September 30, 2005 backlog is not expected to be filled in fiscal 2006.

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

Interest Rate Risk

        The Company’s interest expense is sensitive to changes in the interest rates in the U.S. and off-shore markets. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its revolving credit facility. The Company has not historically utilized derivative securities to fix variable rate interest obligations or to make fixed-rate interest obligations variable. If short-term interest rates averaged two percentage points higher in fiscal 2006 than in fiscal 2005, then the Company’s interest expense would increase, and pre-tax income would decrease by approximately $1.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s borrowing cost, but do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in the Company’s financial structure other than as noted.

Commodity Risk

        The Company is a purchaser of certain commodities, including steel, aluminum and composites. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into the Company’s end products. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. The Company does not use commodity financial instruments to hedge commodity prices.

        The Company generally obtains firm quotations from its suppliers for a significant portion of its orders under firm fixed-price contracts in its defense segment. In the Company’s fire and emergency and commercial segments, the Company generally attempts to obtain firm pricing from most of its suppliers, consistent with backlog requirements and/or forecasted annual sales. To the extent that commodity prices increase and the Company does not have firm pricing from its suppliers, or its suppliers are not able to honor such prices, then the Company may experience margin declines to the extent it is not able to increase selling prices of its products.

Foreign Currency Risk

        The Company’s operations consist of manufacturing in the U.S., Canada, The Netherlands, the United Kingdom, Italy and Sweden and sales and limited truck body mounting activities throughout the U.S. and in various European jurisdictions. International sales were approximately 15.5% of overall net sales in fiscal 2005, including approximately 7.1% of overall net sales in fiscal 2005 that involved export sales from the U.S. The majority of export sales in fiscal 2005 were denominated in U.S. dollars. For the Company’s U.S. operations, the Company generally purchases materials and component parts that are denominated in U.S. dollars and seeks customer payment in U.S. dollars for large multi-unit sales contracts, which span several months or years.

        The Company’s contract to provide wheeled tankers to the U.K. MoD provides that the Company shall invoice and be paid in British Sterling. The Company’s costs under this contract are payable in U.S. dollars, British Sterling and Euro. The Company has instituted a hedging program by entering into a series of forward foreign exchange contracts to sell British Sterling and Euro and purchase British Sterling and Euro to hedge a portion of the related U.S. dollar equivalent of these amounts. See “Critical Accounting Estimates – Revenue Recognition” for discussion regarding potential adjustments to forecasted British Sterling receipts that may result from contract retention related to the PRAT. Should significant changes occur in the actual timing of forecasted British Sterling receipts under the U.K. wheeled tanker contract, the underlying forward foreign exchange contracts which have been designated as a hedge of such forecasted receipts may become partially ineffective which could lead to unintended earnings volatility.

        The Company’s earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies primarily as a result of the effects of the translation of the Geesink Norba Group, BAI and London earnings from source currencies into U.S. dollars and Euro-denominated purchases of tank bodies and tank pumping systems in the defense segment, and hedging customer orders denominated in currencies other than the U.S. dollar. The Company may use forward foreign exchange contracts to partially hedge against the earnings effects of such fluctuations in exchange rates on non-U.S. dollar denominated sales and purchases. At September 30, 2005, the Company had outstanding forward foreign exchange contracts to purchase 41.0 million Euro ($48.5 million based on the exchange rate as of September 30, 2005) for settlement during the period from October 2005 through December 2006. At September 30, 2005, the Company had outstanding forward foreign exchange contracts to sell 91.3 million British Sterling ($141.0 million based on the exchange rate as of September 30, 2005) for settlement during the period from October 2005 through November 2006 and forward foreign exchange contracts to sell 1.3 million Euro ($1.6 million based on the exchange rate as of September 30, 2005) for settlement in November 2005 to hedge outstanding firm sales commitments. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would not have had a material impact on the Company’s fiscal 2005 earnings or cash flows. However, to a certain extent, foreign currency exchange rate movements may also affect the Company’s competitive position, as exchange rate changes may affect business practices, the Company’s cost structure compared to its competitors’ cost structures and/or pricing strategies of non-U.S. based competitors.

        Fluctuations in currency exchange rates may also impact the Company’s shareholders’ equity. Amounts invested in the Company’s non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. In connection with the Company’s acquisition of BAI in July 2004, the Company borrowed €15.0 million under its bank credit facility and designated such borrowing as a hedge of the Company’s net investment in BAI. As such, the impact of fluctuations in the U.S. dollar equivalent of the €15.0 million Euro-denominated debt is charged or credited directly to shareholders’ equity, offsetting, in part, adjustments to shareholders’ equity to record the cumulative translation of the Company’s investment in BAI. The cumulative translation adjustments component of shareholders’ equity decreased $3.0 million in fiscal 2005 (net of the $0.4 million adjustment related to the BAI net investment hedge). Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries at September 30, 2005 was approximately $224.3 million.

        The following table quantifies firmly committed sales contracts and forecasted purchase requirements which are denominated in foreign currencies and related outstanding forward foreign exchange contracts intended to hedge those foreign currency exposures. Sales and purchase commitments are expressed in U.S. dollars based on the applicable currency exchange rate as of September 30, 2005 and 2004, respectively. The Company has no exposure in, or commitments for, fiscal year 2008 or thereafter.

	As of September 30, 2005				As of September 30, 2004
	Principal/Notional Amount by Expected Maturity (USD/Foreign Currency)				Principal/ Notional
	2006	2007	Totals	Fair Value	Amount	Fair Value
	(Dollars in millions)
Firmly Committed Sales Contracts
British Sterling	$132.0	$33.3	$165.3		$279.6
Canadian Dollars	--	--	--		0.2
Related Forward Contracts to Sell
Foreign Currencies for U.S. $
British Sterling
Notional amount	$112.3	$28.7	$141.0	$(19.2)	$214.2	$(27.3)
Average contract rate	0.647	0.650	0.647		0.644
Euro
Notional amount	$1.6	$--	$1.6	$--	$0.4	$--
Average contract rate	0.816	--	0.816		0.813
Canadian Dollars
Notional amount	$--	$--	$--	$--	$0.2	$--
Average contract rate	--	--	--		1.357
Forecasted Purchases
Euro	$44.3	$4.2	$48.5		$73.1
British Sterling	--	--	--		1.5
Related Forward Contracts to Buy
Foreign Currencies for U.S. $
Euro
Notional amounts	$44.3	$4.2	$48.5	$1.3	$73.1	$4.9
Average contract rate	0.842	0.859	0.843		0.858
British Sterling
Notional amounts	$--	$--	$--	$--	$1.5	$0.1
Average contract rate	--	--	--		0.605

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Market Risk” contained in Item 7 of this Form 10-K is hereby incorporated by reference in answer to this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Oshkosh Truck Corporation

We have audited the accompanying consolidated balance sheets of Oshkosh Truck Corporation and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of Oshkosh Truck Corporation and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
November 14, 2005

OSHKOSH TRUCK CORPORATION
Consolidated Statements of Income
(In thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2005	2004	2003
Net sales	$2,959,900	$2,262,305	$1,926,010
Cost of sales	2,465,130	1,898,636	1,634,095

Gross income	494,770	363,669	291,915
Operating expenses:
Selling, general and administrative	219,875	175,951	156,266
Amortization of purchased intangibles	7,693	7,308	6,450

Total operating expenses	227,568	183,259	162,716

Operating income	267,202	180,410	129,199
Other income (expense):
Interest expense	(8,235)	(5,549)	(13,495)
Interest income	3,052	1,235	1,358
Miscellaneous, net	(1,898)	452	(6,582)

	(7,081)	(3,862)	(18,719)

Income before provision for income taxes,
equity in earnings of unconsolidated affiliates
and minority interest	260,121	176,548	110,480
Provision for income taxes	102,267	65,892	37,131

Income before equity in earnings of unconsolidated
affiliates and minority interest	157,854	110,656	73,349
Equity in earnings of unconsolidated affiliates, net
of income taxes of $1,714, $1,360 and $1,144	2,920	2,219	2,271
Minority interest, net of income taxes of $340 and $37	(569)	(69)	--

Net income	$160,205	$112,806	$75,620

Earnings per share:
Basic	$2.22	$1.62	$1.11
Diluted	$2.18	$1.57	$1.08

The accompanying notes are an integral part of these financial statements

OSHKOSH TRUCK CORPORATION
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$127,507	$30,081
Receivables, net	280,247	253,914
Inventories, net	489,997	368,067
Deferred income taxes	36,618	41,033
Other current assets	20,015	17,612

Total current assets	954,384	710,707
Investment in unconsolidated affiliates	20,280	21,187
Property, plant and equipment, net	193,026	168,576
Goodwill, net	399,875	385,063
Purchased intangible assets, net	128,525	140,506
Other long-term assets	22,213	26,375

Total assets	$1,718,303	$1,452,414

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$226,768	$200,290
Revolving credit facility and current maturities of long-term debt	21,521	72,739
Customer advances	303,090	209,656
Floor plan notes payable	21,332	25,841
Payroll-related obligations	47,460	43,978
Income taxes payable	11,571	17,575
Accrued warranty	39,546	35,760
Deferred revenue	25,457	--
Other current liabilities	78,794	73,842

Total current liabilities	775,539	679,681
Long-term debt	2,589	3,209
Deferred income taxes	55,443	66,543
Other long-term liabilities	62,917	64,259
Commitments and contingencies
Minority interest	3,145	2,629
Shareholders’ equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized;
none issued and outstanding)	--	--
Class A Common Stock ($.0l par value; none authorized, issued or
outstanding in 2005; 2,000,000 shares authorized in 2004;	--	16
1,620,462 shares issued and outstanding in 2004)
Common Stock ($.01 par value; 300,000,000 and 120,000,000 shares
authorized, respectively; 73,376,914 and 69,707,654 issued, respectively)	733	696
Additional paid-in capital	192,153	142,099
Retained earnings	619,290	472,025
Accumulated other comprehensive income	12,550	29,171
Unearned compensation	(6,056)	(6,082)
Common Stock in treasury, at cost (none in 2005; 648,492 shares in 2004)	--	(1,832)

Total shareholders’ equity	818,670	636,093

Total liabilities and shareholders’ equity	$1,718,303	$1,452,414

The accompanying notes are an integral part of these financial statements

OSHKOSH TRUCK CORPORATION
Consolidated Statements of Shareholders’ Equity
(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock	Common Stock in Treasury at Cost	Comprehensive Income
Balance at September 30, 2002	$712	$116,645	$300,713	$3,412	$(4,086)	$(7,636)
Comprehensive income:
Net income	--	--	75,620	--	--	--	$75,620
Change in fair value of derivative instruments ,
net of tax of $1,692	--	--	--	(2,880)	--	--	(2,880)
Gains reclassified into earnings from other
comprehensive income, net of tax of $29	--	--	--	(49)	--	--	(49)
Minimum pension liability adjustment,
net of tax of $2,229	--	--	--	(2,662)	--	--	(2,662)
Currency translation adjustments	--	--	--	28,577	--	--	28,577

Total comprehensive income							$98,606

Cash dividends:
Class A Common Stock ($0.0875 per share)	--	--	(143)	--	--	--
Common Stock ($0.1006 per share)	--	--	(6,783)	--	--	--
Amortization of unearned compensation	--	--	--	--	685	--
Exercise of stock options	--	5,689	--	--	--	3,876
Tax benefit related to stock options exercised	--	7,173	--	--	--	--

Balance at September 30, 2003	712	129,507	369,407	26,398	(3,401)	(3,760)
Comprehensive income:
Net income	--	--	112,806	--	--	--	$112,806
Change in fair value of derivative instruments ,
net of tax of $6,478	--	--	--	(11,119)	--	--	(11,119)
Gains reclassified into earnings from other
comprehensive income, net of tax of $25	--	--	--	(347)	--	--	(347)
Minimum pension liability adjustment,
net of tax of $1,040	--	--	--	1,683	--	--	1,683
Currency translation adjustments	--	--	--	12,556	--	--	12,556

Total comprehensive income							$115,579

Cash dividends:
Class A Common Stock ($0.1250 per share)	--	--	(202)	--	--	--
Common Stock ($0.1450 per share)	--	--	(9,986)	--	--	--
Purchase of Common Stock	--	--	--	--	--	(18)
Issuance of restricted stock	--	3,213	--	--	(3,460)	247
Amortization of unearned compensation	--	--	--	--	779	--
Exercise of stock options	--	2,893	--	--	--	1,699
Tax benefit related to stock options exercised	--	6,486	--	--	--	--

Balance at September 30, 2004	712	142,099	472,025	29,171	(6,082)	(1,832)
Comprehensive income:
Net income	--	--	160,205	--	--	--	$160,205
Change in fair value of derivative instruments ,
net of tax of $1,921	--	--	--	(2,755)	--	--	(2,755)
Losses reclassified into earnings from other
comprehensive income, net of tax of $2,778	--	--	--	4,696	--	--	4,696
Minimum pension liability adjustment,
net of tax of $9,807	--	--	--	(15,584)	--	--	(15,584)
Currency translation adjustments	--	--	--	(2,978)	--	--	(2,978)

Total comprehensive income							$143,584

Cash dividends:
Class A Common Stock ($0.0375 per share)	--	--	(60)	--	--	--
Common Stock ($0.1775 per share)	--	--	(12,880)	--	--	--
Purchase of Common Stock	--	--	--	--	--	(612)
Issuance of restricted stock	--	2,349	--	--	(2,961)	612
Amortization of unearned compensation	--	--	--	--	2,987	--
Exercise of stock options	21	22,404	--	--	--	1,832
Tax benefit related to stock options exercised	--	25,301	--	--	--	--

Balance at September 30, 2005	$733	$192,153	$619,290	$12,550	$(6,056)	$--

The accompanying notes are an integral part of these financial statements

OSHKOSH TRUCK CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended September 30,
	2005	2004	2003
Operating activities:
Net income	$160,205	$112,806	$75,620
Depreciation and amortization	34,699	27,961	26,120
Deferred income taxes	3,974	(32)	1,980
Equity in earnings of unconsolidated affiliates	(4,634)	(3,579)	(3,415)
Minority interest	569	69	--
Loss (gain) on sales of assets	310	315	(1,641)
Loss on early extinguishment of debt	--	325	6,357
Foreign currency transaction losses (gains)	1,646	(71)	551
Changes in operating assets and liabilities:
Receivables, net	(20,666)	(56,320)	(10,846)
Inventories, net	(110,874)	(94,404)	(25,655)
Other current assets	512	(1,030)	(2,838)
Other long-term assets	(25,812)	(9)	(430)
Accounts payable	21,760	55,985	(4,536)
Customer advances	92,281	44,685	44,650
Floor plan notes payable	(4,509)	7,111	(5,071)
Payroll-related obligations	2,695	6,175	(1,722)
Income taxes	19,174	19,513	(1,100)
Accrued warranty	3,580	5,320	4,638
Other current liabilities	20,753	8,310	6,986
Other long-term liabilities	16,648	1,786	(4,382)

Net cash provided by operating activities	212,311	134,916	105,266
Investing activities:
Acquisitions of businesses, net of cash acquired	(31,286)	(87,489)	--
Additions to property, plant and equipment	(43,174)	(29,950)	(24,673)
Proceeds from sales of assets	204	172	3,777
Decrease (increase) in other long-term assets	5,747	(11,149)	(7,286)

Net cash used by investing activities	(68,509)	(128,416)	(28,182)
Financing activities:
Net (repayments) borrowings under revolving credit facility	(51,613)	10,063	51,400
Proceeds from issuance of long-term debt	--	965	--
Repayment of long-term debt	(656)	(1,927)	(148,247)
Debt issuance costs	--	(1,342)	--
Early extinguishment of debt	--	--	(4,658)
Proceeds from exercise of stock options	24,257	4,592	9,565
Purchase of Common Stock	(612)	(18)	--
Dividends paid	(16,022)	(9,106)	(6,390)

Net cash (used) provided by financing activities	(44,646)	3,227	(98,330)
Effect of exchange rate changes on cash	(1,730)	1,109	452

Increase (decrease) in cash and cash equivalents	97,426	10,836	(20,794)
Cash and cash equivalents at beginning of year	30,081	19,245	40,039

Cash and cash equivalents at end of year	$127,507	$30,081	$19,245

Supplemental disclosures:
Cash paid for interest	$7,446	$5,095	$14,151
Cash paid for income taxes	81,409	46,378	35,554

The accompanying notes are an integral part of these financial statements

OSHKOSH TRUCK CORPORATION
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

1.	Nature of Operations

        Oshkosh Truck Corporation, with its wholly-owned subsidiaries (the “Company”), is a leading manufacturer of a wide variety of specialty trucks and truck bodies predominately for the North American and European markets. “Oshkosh” refers to Oshkosh Truck Corporation, not including its subsidiaries. The Company sells its products into three principal truck markets – fire and emergency, defense and commercial. The Company’s fire and emergency business is principally conducted through its wholly-owned subsidiaries Pierce Manufacturing Inc. (“Pierce”), the airport products division of Oshkosh, JerrDan Corporation (“JerrDan”), Kewaunee Fabrications, LLC (“Kewaunee”), Medtec Ambulance Corporation (“Medtec”) and the Company’s 75%-owned subsidiaries BAI Brescia Antincendi International S.r.l. and BAI Tecnica S.r.l. (together “BAI”). The defense business is conducted through the operations of Oshkosh. The Company’s commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. (“McNeilus”), Viking Truck and Equipment, Inc. (“Viking”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiaries (together “London”), Geesink Group B.V., Norba A.B. and Geesink Norba Limited and their wholly-owned subsidiaries (together, the “Geesink Norba Group”) and the commercial division of Oshkosh. McNeilus is one of two general partners in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), which provides lease financing to the Company’s commercial customers. McNeilus owns a 49% interest in Mezcladores Trailers de Mexico, S.A. de C.V. (“Mezcladores”), which manufactures and markets concrete mixers, concrete batch plants and refuse packers in Mexico.

2.	Summary of Significant Accounting Policies

        Principles of Consolidation and Presentation – The consolidated financial statements include the accounts of Oshkosh and all of its majority-owned or controlled subsidiaries and are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The 25.0% historical book value of BAI at date of acquisition and 25.0% of subsequent operating results related to that portion of BAI not owned by the Company have been reflected as minority interest on the Company’s consolidated balance sheet and consolidated statements of income, respectively. The Company accounts for its 50.0% voting interest in OMFSP and its 49.0% interest in Mezcladores under the equity method. Each of the two general partners of OMFSP has identical voting, participating and protective rights and responsibilities and as such, the Company does not have voting interest control. All significant intercompany accounts and transactions have been eliminated.

        Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Stock Split – All previously presented earnings per share, share amounts and stock price data have been adjusted for a two-for-one stock split of the Company’s Common Stock effective August 26, 2005.

        Fair Value of Financial Instruments – Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable, accrued liabilities and variable-rate debt approximated fair value as of September 30, 2005 and 2004.

        Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents of $100,383 at September 30, 2005 consisted principally of short-term commercial paper, time deposits and money market instruments.

        Receivables – Receivables consist of amounts billed and currently due from customers and unbilled costs and accrued profits related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers. The Company extends credit to customers in the normal course of business and maintains an allowance for estimated losses resulting from the inability or unwillingness of customers to make required payments. The accrual for estimated losses is based on its historical experience, existing economic conditions and any specific customer collection issues the Company has identified.

        Inventories – Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for approximately 71.8% of the Company’s inventories at September 30, 2005 and 82.6% at September 30, 2004. For the remaining inventories, cost has been determined using the first-in, first-out (“FIFO”) method. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $26,893 and $20,329 at September 30, 2005 and 2004, respectively.

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

        Goodwill – Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events or “indicators of potential impairment” occur. The Company performs its annual impairment test in the fourth quarter of its fiscal year. Indicators of potential impairment include situations involving significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key personnel, changes in technology or markets and operating losses, among others. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process is performed, which involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Reporting units are business components one level below the operating segment level for which discrete financial information is available.

        In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. In making this assessment, management discounts estimated cash flows of a reporting unit based on a number of factors, including historical operating results, business plans and market conditions. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

        Impairment of Long-Lived Assets – Property, plant and equipment and other purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

        Other Long-Term Assets – Other long-term assets include deferred financing costs, which are amortized using the interest method over the term of the debt, prepaid funding of pension costs and certain investments. Amortization expense was $270, $242 (excluding $325 of amortization related to early debt retirement, which is included in other non-operating expense) and $652 (excluding $1,699 of amortization related to early debt retirement, which is included in other non-operating expense) in fiscal 2005, 2004 and 2003, respectively.

        Floor Plan Notes Payable – Floor plan notes payable represent liabilities related to the purchase of commercial truck chassis upon which the Company mounts its manufactured truck bodies. Floor plan notes payable are non-interest bearing for terms ranging from 90 to 120 days and must be repaid upon the sale of the vehicle to a customer. The Company’s practice is to repay all floor plan notes for which the non-interest bearing period has expired without sale of the vehicle to a customer.

        Customer Advances – Customer advances consist of amounts received in advance of the completion of fire and emergency and commercial vehicles. Most of these advances bear interest at variable rates approximating the prime rate. Advances also include any performance-based payments received from the U.S. Department of Defense (“DoD”) in excess of the value of related inventory. Advances from the DoD are non-interest bearing. See discussion on performance-based payments that follows.

        Performance-Based Payments – The Company’s contracts with the DoD to deliver heavy-payload vehicles (Family of Heavy Tactical Vehicle or “FHTV”), and medium-payload vehicles (Medium Tactical Vehicle Replacement or “MTVR”), as well as certain other defense-related contracts, include requirements for “performance-based payments.” The performance-based payment provisions in the contracts require the DoD to pay the Company based on the completion of certain pre-determined events in connection with the production under these contracts. Performance-based payments received are first applied to reduce outstanding receivables for units accepted in accordance with contractual terms, with any remaining amount recorded as an offset to inventory to the extent of related inventory on hand. Amounts received in excess of receivables and inventory are included in liabilities as customer advances.

        Revenue Recognition – The Company recognizes revenue on equipment and parts sales when contract terms are met, collectibility is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. Revenue from service agreements is recognized as earned, when services have been rendered. The Company records revenues under long-term, fixed-price defense contracts using the percentage-of-completion method of accounting, generally using either the cost-to-cost or units accepted method as the measurement basis for effort accomplished. The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable. Changes in estimates for revenues, cost to complete and profit margins are recognized as a cumulative life-to-date adjustment in the period in which they are reasonably determinable. The Company charges anticipated losses on contracts or programs in progress to earnings when identified. Bid and proposal costs are expensed as incurred.

        In fiscal 2005, following completion of contractually-required performance testing, the Company began initial deliveries of wheeled tanker systems (comprised of a truck chassis and water or fuel tank trailer) under a multi-year requirements contract with the United Kingdom Ministry of Defence (“U.K. MoD”). The contract, valued at 160,466 British Sterling ($250,384), calls for delivery of 357 wheeled tanker systems over a 22 month period beginning in February 2005. The contract provides that the Company is paid within 30 days of delivery of the wheeled tanker systems to the U.K. MoD. The U.K. MoD has up to 90 days following system delivery to reject the delivered wheeled tanker systems. Wheeled tanker systems remain in the Company’s inventory and cash received in payment for these systems is recorded as deferred revenue until the earlier of the date that the wheeled tanker system has been accepted by the customer or the date the rejection right lapses (generally 90 days from system delivery) at which time the Company recognizes revenue. Sales in fiscal 2005 under this contract totaled $56,435.

        The contract provides for a series of three tests, which together comprise a Production Reliability Acceptance Test (“PRAT”) to be conducted over the life of the production effort. The initial test under the PRAT was conducted using wheeled tanker systems delivered in July 2005. In October 2005, the Company was informed that the U.K. MoD intended to retain 10% of amounts due on delivered trucks until certain warranty claims are addressed. The Company believes that the warranty claims are insignificant. The modification of the timing of the cash flows under the contract may result in certain portions of the outstanding foreign exchange contracts designated as hedges of this contract to become ineffective. At this time, the Company believes that this issue will be resolved with the U.K. MoD and that the matter will result in no material loss to the Company.

        The U.K. wheeled tanker contract provides for approximately a four percent increase to the system sales price if the Company can demonstrate the equipment is electro-magnetic compatible (“EMC”) as defined under the terms of the contract. The Company currently believes that it has a solution to meet the EMC requirements, but given the difficult nature of the requirements, the Company cannot provide any assurance that its solution will be acceptable. If the Company receives the MoD’s acceptance of achievement of the EMC requirements, then the Company would be required to retrofit the wheeled tanker systems already delivered prior to recognition of revenue for the increase in the system sales price. The Company believes that achievement of EMC requirements, net of expected costs, could result in incremental pre-tax earnings of approximately $2,396 for wheeled tanker systems accepted as of September 30, 2005.

        Sales and anticipated profits under the MTVR long-term fixed-price base production contract were recorded on a percentage-of-completion basis, using units accepted as the measurement basis for effort accomplished. Estimated contract profits were taken into earnings in proportion to recorded sales based on estimated average cost determined using total contract units under order. Margins recorded on the MTVR base contract were subject to change based on a number of factors, including actual cost performance and product warranty experience compared to estimated amounts and changes or contract modifications agreed to by the Company and its customer. In fiscal 2005, the Company increased the margin percentage recognized on the MTVR base contract by 2.5 percentage points to 10.1% as a result of lower material costs, favorable warranty experience and improved overhead absorption. This change in estimate increased fiscal 2005 operating income by $24,700, net income by $15,100 and earnings per share by $0.21, including $23,100, $14,200 and $0.20, respectively, relating to prior year revenues. In fiscal 2004, the Company increased the margin percentage recognized on the MTVR contract by 2.1 percentage points to 7.6% as a result of favorable cost performance compared to estimates. This change in estimate increased fiscal 2004 operating income by $19,500, net income by $12,300 and earnings per share by $0.17, including $16,200, $10,200 and $0.14, respectively, relating to prior year revenues. In fiscal 2003, the Company increased the margin percentage recognized on the MTVR contract by 1.2 percentage points to 5.5% as a result of favorable cost performance compared to estimates. This change in estimate increased fiscal 2003 operating income by $9,200, net income by $5,800 and earnings per share by $0.09, including $5,700, $3,600 and $0.05, respectively, relating to prior year revenues. This contract was completed during fiscal 2005.

        Net Sales – Sales are recorded net of amounts invoiced for taxes imposed on the customer such as excise or value-added taxes.

        Shipping and Handling Fees and Costs — Revenue received from shipping and handling fees is reflected in net sales. Shipping and handling fee revenue was not significant for all periods presented. Shipping and handling costs are included in cost of sales.

        Research and Development and Similar Costs – Except for customer sponsored research and development costs incurred pursuant to contracts, research and development costs are expensed as incurred and included as part of cost of sales. Research and development costs charged to expense amounted to $33,394, $27,562 and $22,459 during fiscal 2005, 2004 and 2003, respectively. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

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

        Environmental Remediation Costs – The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties’ financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the accompanying consolidated balance sheet. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The accruals are adjusted as further information develops or circumstances change.

        Advertising – Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $4,744, $3,259 and $3,364 in fiscal 2005, 2004 and 2003, respectively.

        Stock-Based Compensation – The Company measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted those provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) which require disclosure of the pro forma effect on net income and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

        Had the Company elected to adopt the fair value recognition provisions of SFAS 123, pro forma net income and earnings per share would be as follows:

	Fiscal Year Ended September 30,
	2005	2004	2003
Net income, as reported	$160,205	$112,806	$75,620
Add: Stock-based employee compensation expense
recorded for restricted stock awards, net of related
tax effects	2,987	779	685
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(6,503)	(4,017)	(3,575)

	(3,516)	(3,238)	(2,890)

Pro forma net income	$156,689	$109,568	$72,730

Earnings per share:
Basic - as reported	$2.22	$1.62	$1.11
Basic - pro forma	2.17	1.57	1.07
Diluted - as reported	$2.18	$1.57	$1.08
Diluted - pro forma	2.13	1.52	1.04

        The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Options Granted During	2005	2004	2003
Grant date fair value	$12.08	$8.50	$5.14
Assumptions:
Risk-free interest rate	4.00%	3.28%	3.10%
Expected volatility	31.0%	31.2%	30.6%
Expected dividend yield	0.67%	0.62%	0.60%
Expected term (in years)	4.27	4.58	3.82

        Accumulated Other Comprehensive Income – Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. The Company has chosen to report Comprehensive Income and Accumulated Other Comprehensive Income (Loss) which encompasses net income, cumulative translation adjustments, unrealized gain (loss) on derivatives and minimum pension liability adjustments in the Consolidated Statements of Shareholders’ Equity. The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	Cumulative Translation Adjustments	Minimum Pension Liability Adjustments	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2002	$16,509	$(13,130)	$33	$3,412
Fiscal year change	28,577	(2,662)	(2,929)	22,986

Balance at September 30, 2003	45,086	(15,792)	(2,896)	26,398
Fiscal year change	12,556	1,683	(11,466)	2,773

Balance at September 30, 2004	57,642	(14,109)	(14,362)	29,171
Fiscal year change	(2,978)	(15,584)	1,941	(16,621)

Balance at September 30, 2005	$54,664	$(29,693)	$(12,421)	$12,550

        The Company funded a portion of the BAI purchase utilizing proceeds of a Euro-denominated debt obligation. This debt obligation has been designated as a hedge of the Company’s net investment in BAI. To the extent that this debt obligation remains as an effective hedge, changes in value of the debt obligation due to changes in foreign currency are recorded within currency translation adjustments in other comprehensive income. Net gains (losses) of $424 and $(314) related to this hedge have been recorded as part of the cumulative translation adjustment during fiscal 2005 and 2004, respectively.

        Foreign Currency Translation –All balance sheet accounts have been translated into U.S. Dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in “accumulated other comprehensive income (loss).” The Company recorded net foreign currency transaction gains (losses) of $(343), $157, and $(1,438) in fiscal 2005, 2004 and 2003, respectively, related to unhedged inter-company transactions.

        Income Taxes – Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities using currently enacted tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

        Income taxes are provided on financial statement earnings of non-U.S. subsidiaries expected to be repatriated. The Company determines annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations. As a result of anticipated cash requirements in the foreign subsidiaries, the Company currently believes that all future earnings of non-United States subsidiaries will be reinvested indefinitely to finance foreign activities. Accordingly, no deferred income taxes have been provided for the repatriation of those earnings.

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

        Derivative Financial Instruments – The Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair value of derivatives not qualifying as hedges are reported in income. Cash flows from derivatives that are accounted for as cash flow or fair value hedges are included in the consolidated statements of cash flows in the same category as the item being hedged.

        Reclassifications – Certain reclassifications have been made to the fiscal 2004 financial statements to conform to the fiscal 2005 presentation.

        New Accounting Standards – In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred after October 1, 2005. Adoption of SFAS 151 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

        During December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. The Company grants options to purchase Common Stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS 123(R) to the first interim period of the first fiscal year beginning after June 15, 2005. The Company intends to adopt this new standard during the first quarter of fiscal 2006, as required, under the modified prospective method. The effect of adoption of SFAS 123(R) is currently estimated to be $4,000 to $4,500 after-tax for fiscal 2006. However, the Company’s actual share-based compensation expense in fiscal 2006 will depend on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.

3.	Acquisitions

        On March 9, 2005, the Company acquired 100% of the stock of London. London is based in Ontario, Canada and is a manufacturer and marketer of rear-discharge concrete mixers for the concrete placement market with sales throughout the Americas. The purchase price, including acquisition costs and net of cash acquired, of $11,169, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill.

        On November 1, 2004, the Company acquired 100% of the stock of CON-E-CO. CON-E-CO is a leading manufacturer of portable and stationary concrete batch plants headquartered in Blair, Nebraska. The purchase price, including acquisition costs and net of cash acquired, of $19,912, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill.

        The Company has performed, or engaged a third party business valuation appraiser to assist in, the valuation of the assets of the acquired companies. The following is a summary of the recorded fair values of the assets acquired and liabilities assumed in fiscal 2005 of CON-E-CO and London as of the dates of acquisition:

Assets Acquired:
Current assets, excluding cash of $200	$21,431
Property, plant and equipment	6,339
Intangible assets	5,601
Goodwill	10,883

Total assets acquired	44,254
Liabilities Assumed:
Current liabilities	10,322
Other long-term liabilities	2,851

Total liabilities assumed	13,173

Net assets acquired	$31,081

        The valuation of intangible assets consists of $1,703 of assets subject to amortization and $3,898 assigned to tradenames not subject to amortization. The intangible assets subject to amortization consist of $1,096 in customer-related assets with a twenty-year average life and $607 of non-compete agreements with a five-year life.

        The CON-E-CO and London acquisitions were accounted for using the purchase method of accounting and, accordingly, their operating results were included in the Company’s consolidated statements of income from the dates of acquisition. The allocation of the excess purchase price, including acquisition costs, of the CON-E-CO and London acquisitions over the estimated fair value of the assets acquired and liabilities assumed amounted to $10,883 and has been recorded as goodwill. All the goodwill was assigned to the Company’s commercial segment and is not deductible for local income tax purposes.

        On July 8, 2004, the Company acquired 100% of the stock of JerrDan. JerrDan is a leading manufacturer of towing and recovery equipment headquartered in Greencastle, Pennsylvania. JerrDan sells light-, medium- and heavy-duty wreckers, as well as aluminum, steel and industrial carriers to towing services and salvage companies. The purchase price for the JerrDan acquisition was $79,854 in cash, including acquisition costs and net of cash acquired. The Company financed the acquisition from borrowings under its revolving credit facility.

        On July 29, 2004, the Company completed the acquisition of 75.0% of the stock of BAI from current shareholders for €6,282 ($7,635) in cash, plus debt assumed of €10,891 ($13,238). Amounts include acquisition costs and are net of cash acquired. The Company has the right to acquire the remaining 25.0% interest in BAI three years after the closing of the acquisition. BAI manufactures and markets municipal and airport fire trucks and firefighting equipment and is headquartered in Brescia, Italy.

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

        The Company engaged a third party business valuation appraiser to assist in the valuation of the assets of JerrDan and BAI. Following is a summary of the recorded fair values of the assets acquired and liabilities assumed in fiscal 2004 of JerrDan and BAI as of the respective dates of acquisition:

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

        The JerrDan and BAI acquisitions were accounted for using the purchase method of accounting and, accordingly, their respective operating results were included in the Company’s consolidated statements of income from the dates of acquisition. The allocation of the excess purchase price, including acquisition costs, of the JerrDan and BAI acquisitions over the estimated fair value of the assets acquired and liabilities assumed amounted to $40,244 and has been recorded as goodwill. All the goodwill was assigned to the Company’s fire and emergency segment and is not deductible for local income tax purposes.

        Pro forma information on results of operations for fiscal 2005 and 2004, as if all of the fiscal 2005 and 2004 acquisitions had occurred on October 1, 2003, are as follows (unaudited):

	Fiscal Year Ended September 30,
	2005	2004
Net sales	$2,970,988	$2,455,424
Net income	160,999	118,128
Earnings per share:
Basic	$2.23	$1.69
Diluted	2.19	1.64

        The pro forma information is not necessarily indicative of what the results of operations would actually have been had the acquisitions occurred on October 1, 2003.

4.	Receivables

	September 30,
	2005	2004
U.S. government:
Amounts billed	$86,628	$72,089
Cost and profits not billed	2,530	19,125

	89,158	91,214
Commercial customers	171,874	160,372
Other	25,663	9,248

	286,695	260,834
Less allowance for doubtful accounts	(6,448)	(6,920)

	$280,247	$253,914

        Costs and profits not billed generally will become billable upon the Company achieving certain milestones.

5.	Inventories

	September 30,
	2005	2004
Raw materials	$221,596	$197,674
Partially finished products	236,740	140,835
Finished products	125,537	106,618

Inventories at FIFO cost	583,873	445,127
Less: Progress/performance-based payments on
U.S. government contracts	(66,983)	(56,731)
Excess of FIFO cost over LIFO cost	(26,893)	(20,329)

	$489,997	$368,067

        Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance based payments.

        Inventory includes capitalized costs which are amortized to expense as sales are recognized under certain contracts. At September 30, 2005 and 2004, unamortized costs related to long-term contracts of $15,616 and $14,700 were capitalized to inventory, respectively.

6.	Investments in Unconsolidated Affiliates

        The Company records its investments in, and share of earnings of, OMFSP and Mezcladores under the equity method of accounting. Earnings, net of related income taxes, are reflected in Equity in Earnings of Unconsolidated Affiliates. The Company received cash distributions from OMFSP of $8,024, $6,407 and $6,097 in fiscal 2005, 2004 and 2003, respectively, and dividends of $490 from Mezcladores in fiscal 2004. The Company’s investment in OMFSP was $18,466 and $20,339 at September 30, 2005 and 2004, respectively. The Company’s investment in Mezcladores was $1,814 and $848 at September 30, 2005 and 2004, respectively.

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

        OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to certain customers of the Company. The Company sells trucks, truck bodies and concrete batch plants to OMFSP for lease to user-customers. Company sales to OMFSP were $72,994, $58,182 and $67,337 in fiscal 2005, 2004 and 2003, respectively. Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the equity portion of the cost of the new truck and batch plant purchases, and each partner is allocated its proportionate share of OMFSP cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. However, all OMFSP indebtedness is non-recourse to the Company or BALCAP.

        Summarized financial information of OMFSP as of September 30, 2005 and 2004 and for the fiscal years ended September 30, 2005, 2004 and 2003 was as follows:

	September 30,
	2005	2004
Cash and cash equivalents	$3,774	$2,649
Lease assets, net	189,268	185,176
Other assets	606	2,506

	$193,648	$190,331

Notes payable	$154,820	$148,681
Other liabilities	3,605	2,179
Partners' equity	35,223	39,471

	$193,648	$190,331

	Fiscal Year Ended September 30,
	2005	2004	2003
Interest income	$11,143	$12,808	$15,190
Net interest income	3,347	3,885	4,329
Excess of revenues over expenses	4,433	3,589	4,394

7.	Property, Plant and Equipment

	September 30,
	2005	2004
Land and land improvements	$20,319	$17,163
Equipment on operating lease to others	1,731	2,248
Buildings	116,660	104,195
Machinery and equipment	206,829	192,932
Construction in progress	9,802	--

	355,341	316,538
Less accumulated depreciation	(162,315)	(147,962)

	$193,026	$168,576

        Depreciation expense was $23,750, $19,632 and $18,333 in fiscal 2005, 2004 and 2003, respectively. Capitalized interest was insignificant in fiscal 2005, 2004 and 2003. Equipment on operating lease to others represents the cost of vehicles sold to customers for which the Company has guaranteed the residual value. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of from 5 to 10 years. Cost less accumulated depreciation for equipment on operating lease at September 30, 2005 and 2004 was $1,175 and $1,708, respectively.

8.	Goodwill and Purchased Intangible Assets

        The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company performed the required impairment tests in fiscal 2005, 2004 and 2003, and found no impairment of the goodwill. In conjunction with the Company’s fiscal 2005 review for potential impairment of goodwill, the Company considered the operating loss of the Geesink Norba Group in fiscal 2005 to be a possible indicator of an impairment. Following extensive studies and analysis, the Company estimated the fair value of the Company’s interest in the Geesink Norba Group exceeded its carrying value at September 30, 2005. The Company took actions in fiscal 2005 to turn around this business. The Company’s calculations of fair value reflected the Company’s estimates of the benefits to future earnings of such fiscal 2005 initiatives to upgrade the Geesink Norba Group product lines and improve its manufacturing efficiencies. However, if losses continue at the Geesink Norba Group, then the Company may be required to write down goodwill through a charge to future earnings. The Company cannot provide any assurance that future goodwill impairment tests will not result in a charge to earnings.

        The following tables present details of the Company’s total purchased intangible assets:

	September 30, 2005
	Weighted Average Life	Gross	Accumulated Amortization	Net
	(Years)
Amortizable intangible assets:
Distribution network	39.1	$55,423	$(12,111)	$43,312
Non-compete	14.0	41,964	(21,596)	20,368
Technology-related	17.0	22,647	(8,686)	13,961
Other	12.7	18,346	(4,535)	13,811

	24.4	138,380	(46,928)	91,452
Non-amortizable tradenames		37,073	--	37,073

Total		$175,453	$(46,928)	$128,525

	September 30, 2004
	Weighted Average Life	Gross	Accumulated Amortization	Net
	(Years)
Amortizable intangible assets:
Distribution network	38.8	$55,300	$(10,692)	$44,608
Non-compete	14.2	41,359	(18,381)	22,978
Technology-related	14.3	28,703	(7,193)	21,510
Other	12.9	19,138	(3,021)	16,117

	23.4	144,500	(39,287)	105,213
Non-amortizable tradenames		35,293	--	35,293

Total		$179,793	$(39,287)	$140,506

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

        Total amortization expense was $7,692, $7,308 and $6,450 in fiscal 2005, 2004 and 2003, respectively. The estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2005 are as follows: 2006 — $7,464; 2007 — $7,326; 2008 — $7,249; 2009 — $7,131 and 2010 — $6,708.

        The following tables present the changes in goodwill during fiscal 2005 and 2004 allocated to the reportable segments:

Segment	Balance at September 30, 2004	Acquisitions	Translation and Other	Balance at September 30, 2005
Commercial	$245,389	$10,883	$(2,957)	$253,315
Fire and emergency	139,674	--	6,886	146,560

Total	$385,063	$10,883	$3,929	$399,875

        Translation and other in fiscal 2005 included a $3,050 decrease resulting from currency translation adjustments and a net increase of $6,979 related to adjustments of the preliminary valuation of intangible assets related to the acquisitions of JerrDan and BAI following completion of appraisals and valuations.

Segment	Balance at September 30, 2003	Acquisitions	Translation and Other	Balance at September 30, 2004
Commercial	$238,474	$--	$6,915	$245,389
Fire and emergency	99,342	40,244	88	139,674

Total	$337,816	$40,244	$7,003	$385,063

        Translation and other in fiscal 2004 included a $8,045 increase resulting from currency translation adjustments and were net of a $1,042 (€845) decrease related to the recognition of certain benefits attributable to pre-acquisition operating results.

9.	Warranty and Guarantee Arrangements

        The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer. Amounts expensed were $24,999, $21,028 and $27,307 in fiscal 2005, 2004 and 2003, respectively.

        Changes in the Company’s warranty liability during fiscal 2005 and fiscal 2004 were as follows:

	Fiscal Year Ended September 30,
	2005	2004
Balance at beginning of year	$35,760	$29,172
Warranty provisions	27,982	19,248
Settlements made	(21,420)	(15,666)
Changes in liability for pre-existing warranties, net	(2,983)	1,780
Acquisitions	319	1,076
Foreign currency translation adjustment	(112)	150

Balance at end of year	$39,546	$35,760

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

10.	Operating Leases

        Total rental expense for plant and equipment charged to operations under noncancelable operating leases was $10,483, $8,269 and $6,013 in fiscal 2005, 2004 and 2003, respectively. Minimum rental payments due under operating leases for subsequent fiscal years are: 2006 — $10,385; 2007 — $6,631; 2008 — $5,374; 2009 — $4,021; 2010 — $3,079 and $7,205 thereafter. Minimum rental payments include approximately $1,000 due annually under variable rate leases. Payments are adjusted based on changes to the one-month LIBOR rate (3.86% at September 30, 2005).

11.	Credit Agreements

        The following table presents details of the Company’s short-term borrowings:

	September 30,
	2005	2004
Revolving credit facility	$18,072	$65,646
Other short-term facilities	2,889	6,451
Current maturities of long-term debt	560	642

	$21,521	$72,739

        The Company has an unsecured revolving credit facility of $500,000, which expires in September 2009. The Company may seek to increase the revolving credit facility up to an aggregate maximum outstanding amount of $750,000, subject to the satisfaction of certain conditions, including the Company not being in default under the revolving credit facility and the identification of lenders willing to provide the additional commitments. At September 30, 2005, bank borrowings of $18,072, related to €15,000 incurred to finance the BAI acquisition, and outstanding letters of credit of $19,257, reduced available capacity under the Company’s revolving credit facility to $462,671.

        Interest rates on borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.50%) or the “Offshore Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.70% for Offshore Rate loans under the Company’s revolving credit facility as of September 30, 2005. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The average interest rate on bank borrowings outstanding at September 30, 2005 and 2004 was 2.82% and 2.70%, respectively.

        The Company is charged a 0.125% to 0.300% annual commitment fee with respect to any unused balance under its revolving credit facility, and a 0.525% to 1.500% annual fee with respect to commercial letters of credit issued under the revolving credit facility, based on the Company’s leverage ratio as defined under the terms of the Company’s revolving credit facility.

        Restrictions and covenants under the revolving credit facility include: (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, or create liens, incur additional indebtedness and dispose of assets. The Company believes that such limitations should not impair its future operating activities. The Company was in compliance with all of its financial covenants under its credit agreements throughout fiscal 2005, 2004 and 2003.

        The Company’s wholly-owned subsidiary in The Netherlands, Geesink Group B.V., and certain of its affiliates are party to a €2,500 bank credit facility (the “Euro facility”), which supports a cross-border cash pooling arrangement. There were no borrowings outstanding under the Euro facility at September 30, 2005.

        London has a $6,407 (CAD 7,500) credit facility with $860 (CAD 1,007) in borrowings outstanding at September 30, 2005, which bears interest at a variable rate based on a bank’s prime rate plus 0.50% (5.00% at September 30, 2005).

        Other subsidiaries of the Company had other unsecured short-term debt outstanding of $2,029 with varying interest rates at September 30, 2005.

        The following table presents details of the Company’s long-term borrowings:

	September 30,
	2005	2004
Mortgage notes payable	$2,554	$3,063
Other	595	788

	3,149	3,851
Less current maturities of long-term debt	(560)	(642)

	$2,589	$3,209

        At September 30, 2005, BAI had outstanding mortgage loans of $2,554 (€2,120) which bear interest at a variable rate based on the three-month Euribor rate plus a margin of between 0.75% and 1.50%. The average interest rate on outstanding mortgage loans at September 30, 2005 was 3.08%. Annual principal and interest payments range from $53 (€44) to $336 (€279) with maturities through November 2012.

        At September 30, 2005, McNeilus had an unsecured note payable due to a third party of $595 with an effective interest rate of 4.0%.

        In fiscal 2003, the Company recorded a pre-tax charge of $6,262 to other non-operating expense to record the payment of a $4,375 call premium and $283 of transaction related expenses and to write off deferred financing costs of $1,604 related to the Company’s September 19, 2003 prepayment of $100,000 of 8¾% senior subordinated notes due March 1, 2008.

12.	Derivative Financial Instruments and Hedging Activities

        The Company uses forward foreign exchange contracts, or derivative contracts, to reduce the exchange rate risk of specific foreign currency transactions. These contracts require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. The Company’s strategies to manage the risks associated with foreign currency transactions and the effect of these strategies on the Company’s consolidated financial statements are as follows:

        Fair Value Hedging Strategy – The Company enters into forward foreign exchange contracts to hedge certain firm commitments denominated in foreign currencies, primarily the Euro. The purpose of the Company’s foreign currency hedging activities is to protect the Company from risk that the eventual dollar-equivalent cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates.

        Cash Flow Hedging Strategy – To protect against an increase in cost of forecasted purchases of foreign-sourced component parts payable in Euro over a 12-month period, the Company has a foreign currency cash flow hedging program. The Company hedges portions of its forecasted purchases denominated in Euro with forward contracts. When the U.S. dollar weakens against the Euro, increased foreign currency payments are offset by gains in the value of the forward contracts. Conversely, when the U.S. dollar strengthens against the Euro, reduced foreign currency payments are offset by losses in the value of the forward contracts.

        To protect against the reduction in value of certain forecasted foreign currency cash flows associated with export sales from October 2005 through November 2006 denominated in British Sterling and to protect against increases in the cost of purchases of certain components from October 2005 through December 2006 which are payable in Euro, each in connection with the Company’s contract to provide certain wheeled tanker systems to the U.K. MoD, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its estimated foreign currency cash flows in connection with the U.K. MoD contract.

        Deferred Hedging Gains and Losses – At September 30, 2005, the U.S. dollar equivalent of outstanding forward foreign exchange contracts totaled $195,066 in notional amounts, including $141,005 in contracts to sell British Sterling, $48,530 in contracts to purchase Euro and $1,638 in contracts to sell Euro. At September 30, 2005, net unrealized losses (net of related tax effect of $7,348) related to foreign exchange forward contracts totaling $12,421 have been included in accumulated other comprehensive income (loss). During the twelve months following September 30, 2005, the Company expects to reclassify $13,852 of pre-tax losses on derivative instruments out of accumulated other comprehensive income (loss) into earnings, as amounts being hedged are reflected in earnings.

        Net gains or losses related to hedge ineffectiveness included in income were insignificant for all years presented.

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

        Because the Company has designated the Euro-denominated borrowings as a net investment hedge, foreign currency translation adjustments to convert the Euro-denominated debt to its U.S. dollar equivalent at the end of each quarter are recorded net of currency translation adjustments in shareholders’ equity. Ineffectiveness recorded on this hedge was insignificant for all years presented.

        Fair Market Value of Financial Instruments – The fair market value of all derivative contracts at September 30, 2005 and 2004 was $(17,944) and $(22,350), respectively and recorded in the Consolidated Balance Sheet as follows:

	September 30,
	2005	2004
Other current assets	$1,727	$2,033
Other long-term assets	229	3,003
Other current liabilities	(15,886)	(9,767)
Other long-term liabilities	(4,014)	(17,619)

	$(17,944)	$(22,350)

13.	Shareholders’ Equity

        On May 3, 2005, a sufficient number of shareholders of unlisted Class A Common Stock converted their shares to New York Stock Exchange – listed Common Stock, on a share-for-share basis, which resulted in the remaining Class A shares being automatically converted into Common Stock on the same basis pursuant to the Company’s Articles of Incorporation. As a result of the conversion, the Company now has a single class of stock and shares of Common Stock that previously had limited voting rights now carry full voting rights.

        On February 1, 1999, the Board of Directors of the Company adopted a shareholder rights plan and declared a rights dividend of one-sixth of one Preferred Share Purchase Right (“Right”) for each share of Common Stock outstanding on February 8, 1999, and provided that one-sixth of one Right would be issued with each share of Common Stock, thereafter issued. The Rights are exercisable only if a person or group acquires 15% or more of the Common Stock or announces a tender offer for 15% or more of the Common Stock. Each Right entitles the holder thereof to purchase from the Company one one-hundredth share of the Company’s Series A Junior Participating Preferred Stock at an initial exercise price of $145 per one one-hundredth of a share (subject to adjustment), or upon the occurrence of certain events, Common Stock or common stock of an acquiring company having a market value equivalent to two times the exercise price. Subject to certain conditions, the Rights are redeemable by the Board of Directors for $.01 per Right and are exchangeable for shares of Common Stock. The Board of Directors is also authorized to reduce the 15% thresholds referred to above to not less than 10%. The Rights have no voting power and initially expire on February 1, 2009.

        In July 1995, the Company authorized the buyback of up to 6,000,000 shares of the Company’s Common Stock. As of September 30, 2005 and 2004, the Company had purchased 2,769,210 shares of its Common Stock at an aggregate cost of $6,551.

14.	Stock Options, Restricted Stock and Common Stock Reserved

        The Company has reserved 6,262,506 shares of Common Stock at September 30, 2005 to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards. Under the 2004 Incentive Stock and Awards Plan (“the 2004 Plan”), which replaced the 1990 Incentive Stock Plan, as amended (the “1990 Plan”), officers, other key employees and directors may be granted options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Participants may also be awarded grants of restricted stock under the 2004 Plan. The 2004 Plan expires on February 3, 2014. Options become exercisable ratably on the first, second and third anniversary of the date of grant. Options to purchase shares expire not later than ten years and one month after the grant of the option. Shares available for grant at September 30, 2005 were 3,394,000.

        The following table summarizes option activity under the 2004 Plan and 1990 Plan for the three-year period ended September 30, 2005:

	Options	Weighted-Average Exercise Price
Options outstanding September 30, 2002	6,313,208	$7.60
Options granted	1,013,000	19.31
Options exercised	(1,796,700)	5.33
Options forfeited	(10,000)	14.69

Options outstanding September 30, 2003	5,519,508	10.48
Options granted	407,800	28.50
Options exercised	(839,700)	5.47

Options outstanding September 30, 2004	5,087,608	12.75
Options granted	425,700	40.75
Options exercised	(2,638,802)	9.19
Options forfeited	(6,000)	19.75

Options outstanding September 30, 2005	2,868,506	$20.16

        Stock options outstanding and exercisable as of September 30, 2005 were as follows:

	Options Outstanding			Options Exercisable
Price Range	Number of Options	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 2.00 - $ 3.94	118,004	2.3 Years	$ 3.20	118,004	$ 3.20
$ 6.29 - $ 8.28	314,000	4.2 Years	7.52	314,000	7.52
$ 9.78 - $ 11.00	226,000	5.7 Years	10.23	226,000	10.23
$ 13.75 - $ 15.62	670,002	6.9 Years	14.70	634,002	14.64
$ 19.75 - $ 19.75	707,000	8.0 Years	19.75	423,332	19.75
$ 28.27 - $ 29.25	407,800	8.8 Years	28.50	135,926	28.50
$ 36.95 - $ 41.04	425,700	9.9 Years	40.75	--	--

	2,868,506		$20.16	1,851,264	$14.35

        Exercisable stock options and related weighted-average exercise price as of September 30, 2005, 2004 and 2003 were as follows: 1,851,264 at $14.35 per share, 3,665,128 at $9.62 per share and 3,510,954 at $7.16 per share, respectively.

        In fiscal 2005, the Company awarded certain employees and directors 73,400 shares of restricted Common Stock under the 2004 Plan. Shares were valued at $2,961 upon issuance and vest ratably on the first, second and third anniversary of the award. The Company has recorded the issuance of the restricted stock as unearned compensation and is amortizing to expense the grant-date value of the restricted stock ($239 – 2005), over the three-year vesting period. Unearned compensation has been reflected as a reduction in shareholders’ equity.

        In September 2004, the Company awarded certain employees 122,400 shares of restricted Common Stock under the 2004 Plan. Shares were valued at $3,460 upon issuance and vest ratably on the first, second and third anniversary of the award. The Company has recorded the issuance of the restricted stock as unearned compensation and is amortizing to expense the grant-date value of the restricted stock ($2,063 – 2005; $94 – 2004), over the three-year vesting period. Unearned compensation has been reflected as a reduction in shareholders’ equity.

        In previous years, the Company granted certain officers 280,000 shares of restricted Common Stock under the 1990 Plan. Shares were valued at $4,113 upon issuance and vest in fiscal 2008 after a six-year retention period. The Company has recorded the issuance of the restricted stock as unearned compensation and is amortizing to expense the grant-date value of the restricted stock ($685 – 2005; $685 – 2004; $685 – 2003) on a straight-line basis over the six-year service period. Unearned compensation has been reflected as a reduction in shareholders’ equity.

15.	Earnings Per Share

        As a result of the conversion of all of the Company’s Class A Common Stock to New York Stock Exchange – listed Common Stock, earnings per share for Class A Common Stock is no longer presented in fiscal 2005. The following table reconciles net income to net income available to Common Stock holders for purposes of the computation of basic and diluted earnings per share:

	Fiscal Year Ended September 30,
	2005	2004	2003
Income available to Common Stock holders:
Net income	$160,205	$112,806	$75,620
Class A Common Stock	1,737	2,279	1,592

Basic income available to Common Stock holders	$158,468	$110,527	$74,028

Diluted income available to Common Stock holders	$160,205	$112,806	$75,620

        The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Fiscal Year Ended September 30,
	2005	2004	2003
Basic weighted average shares outstanding	71,293,745	68,387,994	66,548,788
Effect of dilutive securities:
Class A Common Stock	944,541	1,624,878	1,649,346
Stock options and incentive compensation awards	1,383,566	1,964,884	1,771,694

Diluted weighted average shares outstanding	73,621,852	71,977,756	69,969,828

        Options to purchase 395,200, 407,800 and 1,013,000 shares of Common Stock were outstanding in fiscal 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the Common Stock and, therefore, the effect would be anti-dilutive. Restricted stock awards of 73,400 and 122,400 shares outstanding in fiscal 2005 and 2004, respectively, were not included in the computation of earnings per share since the awards were anti-dilutive.

16.	Employee Benefit Plans

        The Company and certain of its subsidiaries sponsor multiple defined benefit pension plans and postretirement benefit plans covering certain Oshkosh, Geesink and Pierce employees and certain Oshkosh and Kewaunee retirees and their spouses, respectively. The pension plans provide benefits based on compensation, years of service and date of birth. The postretirement benefit plans provide health benefits based on years of service and date of birth. The Company’s policy is to fund the pension plans in amounts that comply with contribution limits imposed by law. Requirements of the Company’s postretirement benefit plans are funded as benefit payments are made. The following provides a reconciliation of obligations, plan assets and funded status of the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Health and Other
	2005	2004	2005	2004	2005	2004
Change in benefit obligations
Benefit obligations at October 1	$102,503	$84,828	$8,784	$7,355	$19,207	$16,937
Service cost	5,812	4,598	736	622	1,061	913
Interest cost	5,956	5,361	498	430	1,139	1,038
Actuarial losses	20,015	9,116	1,854	104	8,028	915
Participant contributions	--	--	146	154	--	--
Plan amendments	959	658	--	--	--	--
Benefits paid	(2,306)	(2,058)	(542)	(468)	(672)	(596)
Currency translation adjustments	--	--	(305)	587	--	--

Benefit obligation at September 30	$132,939	$102,503	$11,171	$8,784	$28,763	$19,207

Change in plan assets
Fair value of plan assets at October 1	$80,619	$63,742	$7,453	$5,930	$--	$--
Actual return on plan assets	9,850	5,335	1,841	887	--	--
Company contributions	24,500	13,600	492	475	672	596
Participant contributions	--	--	146	154	--	--
Benefits paid	(2,306)	(2,058)	(542)	(468)	(672)	(596)
Currency translation adjustments	--	--	(243)	475	--	--

Fair value of plan assets at September 30	$112,663	$80,619	$9,147	$7,453	$--	$--

Reconciliation of funded status
Funded status of plan - under funded	$(20,276)	$(21,884)	$(2,024)	$(1,331)	$(28,763)	$(19,207)
Unrecognized net actuarial losses	62,292	46,435	954	473	11,313	3,432
Unrecognized transition asset	(55)	(122)	--	--	--	--
Unamortized prior service cost	6,270	5,830	--	--	--	--

Prepaid (accrued) benefit cost	$48,231	$30,259	$(1,070)	$(858)	$(17,450)	$(15,775)

Recognized in consolidated balance sheet at September 30
Prepaid benefit cost	$--	$9,818	$--	$--	$--	$--
Intangible asset	6,270	5,631	--	--	--	--
Accrued benefit liability	(4,717)	(7,521)	(1,070)	(858)	(17,450)	(15,775)
Accumulated other comprehensive income	46,678	22,331	--	--	--	--

Prepaid (accrued) benefit cost	$48,231	$30,259	$(1,070)	$(858)	$(17,450)	$(15,775)

Weighted-average assumptions as of September 30
Discount rate	5.25%	5.75%	5.00%	5.60%	5.25%	5.75%
Expected return on plan assets	8.25%	8.25%	6.00%	6.50%	n/a	n/a
Rate of compensation increase	4.50%	4.50%	3.80%	3.90%	n/a	n/a

        The following table summarizes the components of net periodic benefit cost for fiscal years ended September 30:

	Pension Benefits						Postretirement
	U.S. Plans			Non-U.S. Plans			Health and Other
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost
Service cost	$5,812	$4,598	$3,122	$736	$622	$588	$1,061	$913	$544
Interest cost	5,956	5,361	4,749	498	430	354	1,139	1,038	808
Expected return on plan assets	(7,622)	(6,420)	(5,548)	(501)	(396)	(364)	--	--	--
Amortization of prior service cost	521	461	423	--	--	--	--	--	--
Amortization of transition asset	(67)	(67)	(67)	--	--	--	--	--	--
Amortization of net actuarial (gains) losses	1,929	1,292	649	--	7	34	147	52	(48)

Net periodic benefit cost	$6,529	$5,225	$3,328	$733	$663	$612	$2,347	$2,003	$1,304

Weighted-average assumptions
Discount rate	5.75%	6.25%	7.00%	5.60%	5.50%	5.50%	5.75%	6.25%	7.00%
Expected return on plan assets	8.25%	8.25%	8.75%	6.50%	7.00%	7.00%	n/a	n/a	n/a
Rate of compensation increase	4.50%	4.50%	4.50%	3.90%	3.70%	3.70%	n/a	n/a	n/a

        The accumulated benefit obligation for all defined benefit pension plans was $125,026 and $93,713 at September 30, 2005 and 2004, respectively.

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 10.0% in fiscal 2005, declining to 5.5% in fiscal 2014. If the health care cost trend rate was increased by 1%, the accumulated postretirement benefit obligation at September 30, 2005 would increase by $3,302 and net periodic postretirement benefit cost for fiscal 2006 would increase by $494. A corresponding decrease of 1% would decrease the accumulated postretirement benefit obligation at September 30, 2005 by $2,962 and net periodic postretirement benefit cost for fiscal 2006 would decrease by $426.

        The Company maintains supplemental executive retirement plans (“SERPs”) for certain executive officers of the Company and its subsidiaries that are unfunded. Expense related to the plans of $1,771, $1,108 and $896 was recorded in fiscal 2005, 2004 and 2003, respectively. Amounts accrued as of September 30, 2005 and 2004 related to the SERPs were $10,085 and $6,608, respectively.

        The Company’s Board of Directors has appointed an Investment Committee (“Committee”) to manage the investment of the Company’s pension plan assets. The Committee has established and operates under an Investment Policy. The Committee determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets and an advisor to monitor the performance of the investment managers. The Investment Policy prohibits certain investment transactions, such as commodity contracts, margin transactions and short selling, unless the Committee gives prior approval. The weighted-average of the Company’s and its subsidiaries pension plan asset allocations and target allocations at September 30, 2005 and 2004, by asset category, are as follows:

U.S. Plans				Non-U.S. Plans
	Target %	2005	2004		Target %	2005	2004
Asset Category				Asset Category
Fixed income	30% - 40%	39%	38%	UK equities	25%	26%	25%
Large-cap growth	25% - 35%	28%	26%	Non-UK equities	25%	27%	25%
Large-cap value	5% - 15%	9%	11%	Government bonds	35%	33%	35%
Mid-cap value	5% - 15%	12%	11%	Corporate bonds	15%	14%	15%

Small-cap value	5% - 15%	12%	13%			100%	100%

Venture capital	0% - 5%	0%	1%

		100%	100%

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

        The Company expects to contribute approximately $15,000 — $25,000 to the pension plans in fiscal 2006. The Company’s estimated future benefit payments under its Company sponsored plans follows:

				Other Postretirement Benefits
Fiscal Year Ending	Pension Benefits			Retiree	Retiree
September 30,	U.S. Plans	Non-U.S. Plans	Non-Qualified	Medical	Life
2006	$2,262	$78	$133	$1,135	$8
2007	2,432	118	200	1,471	9
2008	2,616	160	243	1,720	10
2009	2,825	213	304	1,732	11
2010	2,988	266	301	1,750	12
2011-2015	17,438	2,602	4,872	9,722	80

        The Company has defined contribution 401(k) plans covering substantially all employees. The plans allow employees to defer 2% to 19% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions which are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for Company matching contributions were $3,279, $2,721, and $2,453 in fiscal 2005, 2004 and 2003, respectively.

17.	Income Taxes

        Pre-tax income (loss) from operations for the fiscal years ended September 30 was taxed in the following jurisdictions:

	Fiscal Year Ended September 30,
	2005	2004	2003
Domestic	$266,157	$178,372	$101,605
Foreign	(6,036)	(1,824)	8,875

	$260,121	$176,548	$110,480

        Significant components of the provision (credit) for income taxes are as follows:

	Fiscal Year Ended September 30,
	2005	2004	2003
Allocated to Income Before Equity in Earnings
of Unconsolidated Affiliates
Current:
Federal	$86,604	$60,315	$29,389
Foreign	2,292	336	2,451
State	9,397	5,273	3,311

Total current	98,293	65,924	35,151

Deferred:
Federal	5,562	2,133	1,116
Foreign	(2,569)	(2,541)	667
State	981	376	197

Total deferred	3,974	(32)	1,980

	$102,267	$65,892	$37,131

Allocated to Other Comprehensive Income
Deferred federal, state and foreign	$(10,119)	$(4,833)	$(3,270)

        The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

	Fiscal Year Ended September 30,
	2005	2004	2003
Effective Rate Reconciliation
U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net	4.1	3.1	2.1
Settlement of tax audits	--	--	(3.1)
Foreign taxes	(0.7)	(0.9)	(0.5)
Valuation allowance	1.1	--	--
Tax credits	(0.3)	(0.4)	(0.9)
Other, net	0.1	0.5	1.0

	39.3%	37.3%	33.6%

        Deferred income tax assets and liabilities are comprised of the following:

	September 30,
	2005	2004
Deferred Tax Assets and Liabilities
Deferred tax assets:
Other long-term liabilities	$17,663	$20,163
Accrued warranty	13,884	12,642
Other current liabilities	13,441	14,038
Payroll-related obligations	8,017	6,979
Receivables	1,229	--
Inventories	552	13,702
Other	10,419	6,531

Gross deferred tax assets	65,205	74,055
Less valuation allowance	(6,204)	(3,445)

Deferred tax assets	59,001	70,610
Deferred tax liabilities:
Intangible assets	34,268	37,893
Investment in unconsolidated partnership	21,736	23,118
Property, plant and equipment	17,830	18,502
Other long-term assets	3,116	9,465
Receivables	--	5,211
Other	876	1,931

Deferred tax liabilities	77,826	96,120

Net deferred tax liability	$(18,825)	$(25,510)

        The net deferred tax liability is classified in the consolidated balance sheet as follows:

	September 30,
	2005	2004
Current net deferred tax asset	$36,618	$41,033
Non-current net deferred tax liability	(55,443)	(66,543)

	$(18,825)	$(25,510)

        Foreign tax net operating loss carryforwards (“NOL”) totaled $31,696 at September 30, 2005. Such NOL carryforwards expire in accordance with provisions of applicable tax laws and primarily have unlimited lives. The deferred tax asset for foreign NOL carryforwards is reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies, and on projections of future taxable income. As a result of its analysis, the Company recorded an additional valuation allowance of $2,759 in the current year as part of its income tax provision.

        The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested. At September 30, 2005, these earnings amounted to approximately $6,976. If these earnings were repatriated to the United States, income taxes the Company would be required to accrue and pay would be immaterial.

18.	Contingencies, Significant Estimates and Concentrations

        As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third party disposal and recycling facilities, which are licensed by appropriate governmental agencies. In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency (“EPA”) or a state environmental agency for remediation. Under the Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, each potentially responsible party (“PRP”) that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up these sites. Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup cost. The Company has been named a PRP with regard to three multiple-party sites. Based on current estimates, the Company believes its liability at these sites will not be material and any responsibility of the Company is adequately covered through established reserves.

        The Company is addressing a regional trichloroethylene (“TCE”) groundwater plume on the south side of Oshkosh, Wisconsin. The Company believes there may be multiple sources of TCE in the area. TCE was detected at the Company’s North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line. Because the investigation process is still ongoing, it is not possible for the Company to estimate its long-term total liability associated with this issue at this time. Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property. The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste. Based on the investigation, the Company does not believe the landfill is one of the sources of the TCE contamination. Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the Company. However, this may change as investigations proceed by the Company, other unrelated property owners, and the government.

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

        At September 30, 2005 and 2004, the Company had reserves of $6,030 and $5,884, respectively, for losses related to environmental matters that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

        The Company has guaranteed certain customers’ obligations under deferred payment contracts and lease purchase agreements. The Company’s guarantee is limited to $1,000 per year during the period in which the customer obligations are outstanding. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $213,444 and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $19,257 at September 30, 2005.

        Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. At September 30, 2005 and 2004, the Company had reserved $39,546 and $35,760, respectively, for warranty claims. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise which are beyond the scope of the Company’s historical experience. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience.

        Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $1,000 per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2005 and 2004, the reserve for product and general liability claims was $11,401 and $17,203, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

        At September 30, 2005, approximately 32% of the Company’s workforce was covered under collective bargaining agreements, the majority of which expire in September 2006.

        The Company’s defense segment derives a significant portion of its revenue from the DoD, as follows:

	Fiscal Year Ended September 30,
	2005	2004	2003
DoD	$941,288	$696,028	$612,971
Export	119,776	78,031	44,123

Total Defense Sales	$1,061,064	$774,059	$657,094

        DoD sales include $2,431, $51,961 and $10,953 in fiscal 2005, 2004 and 2003, respectively, for products sold internationally under the Foreign Military Sales Program. No other customer represented more than 10% of sales for fiscal 2005, 2004 and 2003.

        Inherent in doing business with the DoD are certain risks, including technological changes and changes in levels of defense spending. All DoD contracts contain a provision that they may be terminated at any time at the convenience of the government. In such an event, the Company is entitled to recover allowable costs plus a reasonable profit earned to the date of termination.

        Major contracts for military systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time. The Company’s ultimate profitability on such contracts may depend on the eventual outcome of an equitable settlement of contractual issues with the Company’s customers. See Note 2 of the Notes to Consolidated Financial Statements, for matters pertaining to the Company’s contract to provide wheeled tanker systems to the U.K. MoD.

        Because the Company is a relatively large defense contractor, the Company’s government contract operations are subject to extensive annual audit processes and to U.S. government investigations of business practices and cost classifications from which legal or administrative proceedings can result. Based on government procurement regulations, under certain circumstances a contractor can be fined, as well as suspended or debarred from government contracting. In that event, the Company would also be prohibited from selling equipment or services to customers that depend on loans or financial commitments from the Export Import Bank, Overseas Private Investment Corporation and similar government agencies during a suspension or debarment.

19.	Business Segment Information

        The Company is organized into three reportable segments based on the internal organization used by management for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained. Segments are as follows:

        Fire and emergency: This segment includes Pierce, JerrDan, Medtec, Kewaunee, BAI and the aircraft rescue and firefighting and snow removal divisions of Oshkosh. These units manufacture and market commercial and custom fire trucks and emergency vehicles primarily for fire departments, airports, other governmental units and towing companies in the U.S. and abroad.

        Defense: This segment consists of a division of Oshkosh that manufactures heavy- and medium-payload tactical trucks and supply parts and services for the U.S. military and for other militaries around the world.

        Commercial: This segment includes McNeilus, the Geesink Norba Group, Viking, CON-E-CO, London and the commercial division of Oshkosh. McNeilus, CON-E-CO, London and Oshkosh manufacture, market and distribute concrete mixer systems, portable concrete batch plants and truck and body components. McNeilus and the Geesink Norba Group manufacture, market and distribute refuse truck bodies and components and the Geesink Norba Group manufactures and markets waste collection systems and components. Viking sells and distributes concrete mixer systems and components. Sales are made primarily to commercial and municipal customers in the Americas and Europe.

        The Company evaluates performance and allocates resources based on profit or loss from segment operations before interest income and expense, income taxes and non-recurring items. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements.

        Summarized financial information concerning the Company’s reportable segments is shown in the following table. The caption “Corporate and other” includes corporate related items, results of insignificant operations, intersegment eliminations and income and expense not allocated to reportable segments.

        Selected financial data by business segment is as follows:

	Fiscal Year Ended September 30,
	2005	2004	2003
Net sales to unaffiliated customers:
Fire and emergency	$841,465	$599,734	$534,955
Defense	1,061,064	774,059	657,094
Commercial	1,085,700	907,309	741,878
Intersegment	(28,329)	(18,797)	(7,917)

Consolidated	$2,959,900	$2,262,305	$1,926,010

        Intersegment sales are primarily from the fire and emergency segment to the defense segment.

	Fiscal Year Ended September 30,
	2005	2004	2003
Operating income (expense):
Fire and emergency	$79,619	$54,957	$52,072
Defense	210,232	127,859	68,697
Commercial	23,829	34,838	40,188
Corporate and other	(46,478)	(37,244)	(31,758)

Consolidated operating income	267,202	180,410	129,199
Interest expense net of interest income	(5,183)	(4,314)	(12,137)
Miscellaneous other income (expense)	(1,898)	452	(6,582)

Income before provision for income taxes,
equity in earnings of unconsolidated affiliates
and minority interest	$260,121	$176,548	$110,480

	Fiscal Year Ended September 30,
	2005	2004	2003
Depreciation and amortization:
Fire and emergency	$10,716	$8,235	$7,177
Defense	4,643	3,851	3,409
Commercial	16,083	14,853	14,196
Corporate and other	3,257	1,022	1,338

Consolidated	$34,699	$27,961	$26,120

Capital expenditures:
Fire and emergency	$12,268	$9,521	$7,797
Defense	14,740	7,010	3,358
Commercial	16,166	13,419	13,518

Consolidated	$43,174	$29,950	$24,673

	September 30,
	2005	2004	2003
Identifiable assets:
Fire and emergency:
U.S	$516,656	$489,926	$335,509
Italy	59,187	58,454	--

Total fire and emergency	575,843	548,380	335,509
Defense - U.S.	275,663	183,955	101,570
Commercial:
U.S. (a)	497,874	470,609	398,854
Other North America	21,376	848	--
Netherlands	165,453	157,614	158,838
Other European	82,854	89,022	88,238

Total Commercial	767,557	718,093	645,930
Corporate and other - U.S.	99,240	1,986	123

Consolidated	$1,718,303	$1,452,414	$1,083,132

(a) Includes investment in unconsolidated partnership.

        The following table presents net sales by geographic region based on product shipment destination.

	Fiscal Year Ended September 30,
	2005	2004	2003
Net sales:
United States	$2,500,367	$1,884,223	$1,636,361
Other North America	35,862	13,218	9,444
Europe and Middle East	384,213	300,112	244,127
Other	39,458	64,752	36,078

Consolidated	$2,959,900	$2,262,305	$1,926,010

20.	Unaudited Quarterly Results

	Fiscal Year Ended September 30, 2005				Fiscal Year Ended September 30, 2004
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Net sales	$823,716	$818,912	$672,355	$644,917	$651,074	$599,824	$518,213	$493,194
Gross income	135,442	123,844	119,893	115,591	98,236	99,248	77,763	88,422
Net income	42,752	38,689	38,190	40,574	30,012	30,623	22,473	29,698
Earnings per share:
Basic	$0.59	$0.53	$0.53	$0.57	$0.43	$0.44	$0.32	$0.43
Diluted	$0.58	$0.52	$0.52	$0.56	$0.42	$0.43	$0.31	$0.42
Dividends per share:
Class A Common Stock	$--	$--	$0.03750	$0.03750	$0.03750	$0.03750	$0.02500	$0.02500
Common Stock	$0.06750	$0.06625	$0.04375	$0.04375	$0.04375	$0.04375	$0.02875	$0.02875

        In the third, second and first quarters of fiscal 2005, the Company increased the estimated margin percentage on its MTVR long-term base production contract by 0.2 percentage points, 1.4 percentage points and 0.9 percentage points, respectively. These changes in estimates, recorded as cumulative life-to-date adjustments during each respective quarter, increased net income and net income per share by $1,200 and $0.02, $8,700 and $0.12 and $5,200 and $0.07, respectively, including $1,000 and $0.01, $8,300 and $0.11 and $5,100 and $0.07, respectively, related to prior year revenues.

        In the fourth, third and first quarters of fiscal 2004, the Company increased the estimated margin percentage on its MTVR long-term base production contract by 0.5 percentage points, 0.8 percentage points and 0.8 percentage points, respectively. These changes in estimates, recorded as cumulative life-to-date adjustments during each respective quarter, increased net income and net income per share by $2,900 and $0.04, $4,400 and $0.06 and $4,000 and $0.06, respectively, including $2,400 and $0.04, $3,900 and $0.06 and $3,900 and $0.06, respectively, related to prior year revenues.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.	CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2005. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

        The Company’s management, with the participation of the Company’s Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of September 30, 2005, the Company’s internal controls over financial reporting were effective based on that framework.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Oshkosh Truck Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Oshkosh Truck Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2005 of the Company and our report dated November 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
November 14, 2005

        Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

        The Company has no other information to report pursuant to Item 9B.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information to be included under the captions “Governance of the Company – The Board of Directors,” “Governance of the Company – Committees of the Board of Directors – Audit Committee” and “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 7, 2006, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this report.

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

        The information to be included under the captions “Governance of the Company – Compensation of Directors” and “Executive Compensation” contained in the Company’s definitive proxy statement for the annual meeting of shareholders on February 7, 2006, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information to be included under the caption “Stock Ownership – Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 7, 2006, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Equity Compensation Plan Information

        The following table provides information about the Company’s equity compensation plans as of September 30, 2005.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans
approved by security holders	2,868,506	$20.16	3,394,000
Equity compensation plans not
approved by security holders	--	n/a	--

Total	2,868,506	$20.16	3,394,000

(1)	Represents options to purchase the Company’s Common Stock granted under the 1990 Incentive Stock Plan, as amended, and the Company’s 2004 Incentive Stock and Awards Plan, both of which were approved by the Company’s shareholders.
(2)	Excludes 280,000 shares of restricted Common Stock subject to vesting after a six-year retention period and 195,800 shares of restricted Common Stock subject to a three-year vesting period, previously issued under the Company’s 1990 Incentive Stock Plan, as amended, and the Company’s 2004 Incentive Stock and Awards Plan, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information to be included under the caption “Executive Compensation – Executive Employment and Severance Agreements and Other Agreements” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 7, 2006, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information to be included under the caption “Governance of the Company – Report of Audit Committee” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 7, 2006, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements: The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm included in the Annual Report to Shareholders for the fiscal year ended September 30, 2005, are contained in Item 8:

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended September 30, 2005, 2004 and 2003
Consolidated Balance Sheets at September 30, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule II - Valuation & Qualifying Accounts

All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits:

Refer to the Exhibit Index incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following the Exhibit Number.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH TRUCK CORPORATION

November 22, 2005	By	/S/ Robert G. Bohn
Robert G. Bohn, Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

November 22, 2005	By	/S/ R. G. Bohn
R. G. Bohn, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 22, 2005	By	/S/ C. L. Szews
C. L. Szews, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 22, 2005	By	/S/ T. J. Polnaszek
T. J. Polnaszek, Vice President and Controller
(Principal Accounting Officer)

November 22, 2005	By	/S/ J. W. Andersen
J. W. Andersen, Director

November 22, 2005	By	/S/ R. A. Cornog
R. A. Cornog, Director

November 22, 2005	By	/S/ R. M. Donnelly
R. M. Donnelly, Director

November 22, 2005	By	/S/ D. V. Fites
D. V. Fites, Director

November 22, 2005	By	/S/ F.M. Franks, Jr.
F.M. Franks, Jr. Director

November 22, 2005	By	/S/ M. W. Grebe
M. W. Grebe, Director

November 22, 2005	By	/S/ K. J. Hempel
K. J. Hempel, Director

November 22, 2005	By	/S/ H. N. Medvin
H. N. Medvin, Director

November 22, 2005	By	/S/ S. P. Mosling
S. P. Mosling, Director

November 22, 2005	By	/S/ J. P. Mosling, Jr.
J. P. Mosling, Jr., Director

November 22, 2005	By	/S/ R. G. Sim
R. G. Sim, Director

SCHEDULE II

OSHKOSH TRUCK CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended September 30, 2005, 2004 and 2003
(In thousands)

Fiscal Year	Balance at Beginning of Year	Acquisitions of Businesses	Additions Charged to Expense	Reductions*	Balance at End of Year
2003	$4,558	$--	$122	$(590)	$4,090

2004	$4,090	$1,118	$2,081	$(369)	$6,920

2005	$6,920	$107	$646	$(1,225)	$6,448

* Represents amounts written off to the reserve, net of recoveries and foreign currency translation adjustments.

OSHKOSH TRUCK CORPORATION
EXHIBIT INDEX
2005 ANNUAL REPORT ON FORM 10-K

3.1	Amended and Restated Articles of Incorporation of Oshkosh Truck Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated August 16, 2005 (File No. 1-31371)).

3.2	By-Laws of Oshkosh Truck Corporation, as amended May 16, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31371)).

4.1	Credit Agreement, dated September 29, 2004, among Oshkosh Truck Corporation, the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, dated September 29, 2004 (File No. 1-31371)).

4.2	Rights Agreement, dated as of February 1, 1999, between Oshkosh Truck Corporation and Computershare Investor Services, LLC (as successor to Firstar Bank, N.A.) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, dated as of February 1, 1999 (File No. 0-13886)).

4.3	First Amendment to Rights Agreement, dated as of November 1, 2002, between Oshkosh Truck Corporation, U.S. Bank National Association and Computershare Investor Services, LLC (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 1-31371)).

10.1	Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (File No. 0-13886)).*

10.2	Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-62687)).*

10.3	Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-62687)).*

10.4	Employment Agreement, dated as of October 15, 1998 between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*

10.5	Oshkosh Truck Corporation Executive Retirement Plan, Amended and Restated effective October 1, 2004 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, dated October 1, 2004 (File No. 1-31371)).*

10.6	Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and each of Robert G. Bohn, Bryan J. Blankfield, Ted L. Henson, Joseph H. Kimmitt, Mark A. Meaders, John W. Randjelovic, Charles L. Szews and Matthew J. Zolnowski (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.7	Employment Agreement, dated September 16, 1996, between Pierce Manufacturing Inc. and John W. Randjelovic (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-1386)).*

10.8	Amendment effective July 1, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-13886)).*

10.9	Second Amendment effective December 31, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 0-13886)).*

10.10	Oshkosh Truck Corporation Deferred Compensation Plan for Directors and Executive Officers.*

10.11	Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan (incorporated by reference to Attachment B to the Company’s definitive proxy statement filed on Schedule 14A on December 18, 2003 (File No. 1-31371)).*

10.12	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards prior to September 19, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-114939)).*

10.13	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards on and after September 19, 2005.*

10.14	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement for awards prior to September 19, 2005 (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 (Reg. No. 333-114939)).*

10.15	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement for awards on and after September 19, 2005.*

10.16	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 14, 2004 (File No. 1-31371)).*

10.17	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 1, 2005 (file No. 1-31371)).*

10.18	2004 Restated Employment Agreement/Consulting Agreement, dated as of June 25, 2004, between Oshkosh Truck Corporation and Daniel J. Lanzdorf (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-31371)).*

10.19	Summary of Cash Compensation for Non-Employee Directors.*

11.	Computation of per share earnings (contained in Note 15 of “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

21.	Subsidiaries of Registrant.

23.	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 22, 2005.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 22, 2005.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 22, 2005.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 22, 2005.

*Denotes a management contract or compensatory plan or arrangement.