Form 10-Q
period 2005-12-31
OSHKOSH TRUCK CORP
filed 2006-02-02
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

(Registrant’s telephone number, including area code): (920) 235-9151

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]      No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [X]            Accelerated filer  [_]              Non-accelerated filer  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [_]    No [X]

As of January 30, 2006, 73,604,552 shares of the Registrant’s Common Stock were outstanding.

OSHKOSH TRUCK CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED DECEMBER 31, 2005

Page

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income for the
Three Months Ended December 31, 2005 and 2004	3
Condensed Consolidated Balance Sheets at
December 31, 2005 and September 30, 2005	4
Condensed Consolidated Statement of Shareholders' Equity for the
Three Months Ended December 31, 2005	5
Condensed Consolidated Statements of Cash Flows for the
Three Months Ended December 31, 2005 and 2004	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	21
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4. CONTROLS AND PROCEDURES	30
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	31
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31
ITEM 6. EXHIBITS	31
SIGNATURES	32
EXHIBIT INDEX	33

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statements of Income
(In thousands, except per share amounts; unaudited)

	Three Months Ended December 31,
	2005	2004
Net sales	$790,336	$644,917
Cost of sales	641,413	529,326

Gross income	148,923	115,591
Operating expenses:
Selling, general and administrative	60,026	46,265
Amortization of purchased intangibles	1,896	1,694

Total operating expenses	61,922	47,959

Operating income	87,001	67,632
Other income (expense):
Interest expense	(1,750)	(2,251)
Interest income	1,458	466
Miscellaneous, net	(211)	(713)

	(503)	(2,498)

Income before provision for income taxes,
equity in earnings of unconsolidated
affiliates and minority interest	86,498	65,134
Provision for income taxes	33,734	25,132

Income before equity in earnings
of unconsolidated affiliates
and minority interest	52,764	40,002
Equity in earnings of unconsolidated
affiliates, net of income taxes	578	473
Minority interest, net of income taxes	(274)	99

Net income	$53,068	$40,574

Earnings per share:
Basic	$0.73	$0.58
Diluted	$0.72	$0.56

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2005	September 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,992	$127,507
Receivables, net	299,683	280,247
Inventories, net	495,446	489,997
Deferred income taxes	36,480	36,618
Other current assets	17,881	20,015

Total current assets	930,482	954,384
Investment in unconsolidated affiliates	18,944	20,280
Property, plant and equipment, net	198,895	193,026
Goodwill, net	397,368	399,875
Purchased intangible assets, net	126,443	128,525
Other long-term assets	21,924	22,213

Total assets	$1,694,056	$1,718,303

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$187,451	$226,768
Revolving credit facility and current maturities of long-term debt	20,880	21,521
Customer advances	258,469	303,090
Floor plan notes payable	26,230	21,332
Payroll-related obligations	36,565	47,460
Income taxes payable	39,478	11,571
Accrued warranty	42,584	39,546
Deferred revenue	16,321	25,457
Other current liabilities	70,778	78,794

Total current liabilities	698,756	775,539
Long-term debt	2,330	2,589
Deferred income taxes	53,706	55,443
Other long-term liabilities	61,165	62,917
Commitments and contingencies
Minority interest	3,366	3,145
Shareholders’ equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized;
none issued and outstanding)	--	--
Common Stock ($.01 par value; 300,000,000 shares authorized;
73,604,552 and 73,376,914 issued and outstanding, respectively)	736	733
Additional paid-in capital	193,562	192,153
Retained earnings	667,392	619,290
Accumulated other comprehensive income	13,043	12,550
Unearned compensation	--	(6,056)

Total shareholders’ equity	874,733	818,670

Total liabilities and shareholders’ equity	$1,694,056	$1,718,303

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity
(In thousands, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock	Total
Balance at September 30, 2005	$733	$192,153	$619,290	$12,550	$(6,056)	$818,670
Reclassification of unearned compensation
to additional paid-in capital upon adoption
of Financial Accounting Standards
No. 123(R) - See Note 2	--	(6,056)	--	--	6,056	--
Net income	--	--	53,068	--	--	53,068
Change in fair value of derivative instruments,
net of tax of $2,379	--	--	--	3,959	--	3,959
Currency translation adjustments	--	--	--	(3,466)	--	(3,466)
Cash dividends ($0.0675 per share)	--	--	(4,966)	--	--	(4,966)
Exercise of stock options	3	2,438	--	--	--	2,441
Tax benefit related to stock options exercised	--	2,918	--	--	--	2,918
Stock-based compensation expense
related to employee stock-based awards	--	2,109	--	--	--	2,109

Balance at December 31, 2005	$736	$193,562	$667,392	$13,043	$--	$874,733

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands; unaudited)

	Three Months Ended December 31,
	2005	2004
Operating activities:
Net income	$53,068	$40,574
Non-cash and other adjustments	8,632	10,756
Changes in operating assets and liabilities	(94,374)	(62,533)

Net cash used by operating activities	(32,674)	(11,203)
Investing activities:
Acquisition of businesses, net of cash acquired	--	(19,111)
Additions to property, plant and equipment	(12,908)	(3,507)
Proceeds from sale of assets	20	3
Decrease in other long-term assets	3	2,123

Net cash used by investing activities	(12,885)	(20,492)
Financing activities:
Net (repayments) borrowings under revolving credit facility	(605)	25,511
Repayment of long-term debt	(216)	(384)
Proceeds from exercise of stock options	2,441	16,326
Excess tax benefits from stock-based compensation	2,918	--
Dividends paid	(4,966)	(3,088)

Net cash (used) provided by financing activities	(428)	38,365
Effect of exchange rate changes on cash	(528)	877

Increase (decrease) in cash and cash equivalents	(46,515)	7,547
Cash and cash equivalents at beginning of period	127,507	30,081

Cash and cash equivalents at end of period	$80,992	$37,628

Supplementary disclosures:
Depreciation and amortization	$8,562	$7,134
Cash paid for interest	1,227	1,855
Cash paid for income taxes	6,796	16,861

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts)
(Unaudited)

1. Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Oshkosh Truck Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2005. The interim results are not necessarily indicative of results for the full year.

        In the three month period ended December 31, 2004, the Company recorded a cumulative catch-up adjustment to increase the life-to-date margin recognized on its multi-year Medium Tactical Vehicle Replacement (“MTVR”) production contract which was accounted for under the “percentage-of-completion” method. The adjustment resulted from the final negotiation during the period of disputed pricing on two components of the MTVR truck, improved overhead absorption under the contract due to increased overall defense segment production volume and other items. The cumulative life-to-date adjustment increased the margin percentage recognized on the contract from 7.6% to 8.5%. This change increased operating income for the three months ended December 31, 2004 by $8,500, net income by $5,200 and earnings per share by $0.07, including $8,300, $5,100 and $0.07, respectively, relating to revenues recorded in prior periods. This contract was completed in the third quarter of fiscal 2005.

        New Accounting Standards – Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), using the modified prospective method. See Note 2 for additional information regarding stock-based compensation.

        In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred after October 1, 2005. Adoption of SFAS No. 151 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

        In March 2005, the FASB issued Financial Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement.  The Company is required to adopt FIN 47 prior to the end of fiscal 2006.  The Company does not expect the adoption of FIN 47 will have a material impact on the Company’s financial condition, results of operations or cash flows.

2. Stock-Based Compensation

        Effective October 1, 2005, the Company adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized by the Company for options in pro forma footnote disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of the Company’s Common Stock (the “Common Stock”) at the grant date. Such fair values are recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated method of expense recognition under SFAS No. 123(R). Pursuant to SFAS No. 123(R), unearned compensation that was reflected as a reduction to shareholders’ equity as of September 30, 2005 totaling $6,056 was reclassified and reflected as a reduction to the Company’s additional paid-in capital. The results for prior periods have not been restated. For the three months ended December 31, 2005, compensation cost charged against income for stock-based compensation plans and the related income tax benefit recognized was $2,109 and $652, respectively.

        The fair value method under SFAS No. 123(R) is similar to the fair value method under SFAS No. 123 as amended by SFAS No. 148 with respect to measurement and recognition of stock-based compensation. However, SFAS No. 123 permitted the Company to recognize forfeitures as they occurred, while SFAS No. 123(R) requires the Company to estimate future forfeitures and adjust such estimates on a quarterly basis. Historical forfeitures have been insignificant. SFAS No. 123(R) also requires a classification change in the statement of cash flows whereby the income tax benefit from stock option exercises is reported as a financing cash flow rather than as an operating cash flow as previously reported. The $2,918 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow prior to the adoption of SFAS No. 123(R).

        As a result of adopting SFAS 123(R), the Company’s income before provision for income taxes, equity in earnings of unconsolidated affiliates and minority interest and net income for the three months ended December 31, 2005, are $1,204 and $722 lower, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Had the Company not adopted the provisions of SFAS 123(R), basic and diluted earnings per share for the three months ended December 31, 2005 would have been $0.74 and $0.73, respectively, compared to reported basic and diluted earnings per share of $0.73 and $0.72, respectively.

        The Company’s 2004 Incentive Stock and Awards Plan (the “2004 Plan”), which replaced the 1990 Incentive Stock Plan (the “1990 Plan”), as amended, allows for both stock options and restricted stock awards to be granted to officers, other key employees and directors of the Company. All stock options granted under the Company’s stock option plans have an exercise price equal to the market value of the underlying Common Stock on the grant date; vest ratably on the first, second and third anniversary of the date of grant and expire not later than ten years and one month after the grant date. There are no vesting provisions tied to performance conditions for any outstanding options. Vesting for all outstanding option grants is based only on continued service as an employee of the Company. The stock options and restricted stock awards provide for accelerated vesting if there is a change in control and generally vest upon retirement. All of the Company’s outstanding stock options and restricted stock awards are classified as equity instruments. The Company generally uses either treasury stock or will issue new Common Stock to satisfy stock option exercises.

        The Company historically has applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company then recognized any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS No. 123(R), the Company was required to apply a non-substantive vesting period approach whereby compensation expense is accelerated for those employees receiving awards subsequent to October 1, 2005 who are eligible to retire prior to normal vesting of the award. Had the Company applied the non-substantive vesting period approach prior to October 1, 2005, when the Company was subject to SFAS No. 123, pre-tax compensation cost for the three months ended December 31, 2005 and 2004 would not have been materially different.

        Stock Options –For the three months ended December 31, 2005, the Company recorded $1,204 of stock-based compensation expense in selling, general and administrative expense in the accompanying consolidated statements of income associated with outstanding unvested stock options. As of December 31, 2005, there was approximately $5,421 of remaining unamortized stock-based compensation expense associated with unvested stock options, which will be expensed over the remaining service period through September 2008. The total intrinsic value of options exercised during the three months ended December 31, 2005 was $7,483.

        A summary of option activity under the 2004 Plan and 1990 Plan as of December 31, 2005, and changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 1, 2005	2,868,506	$20.16
Granted	2,288	43.83
Exercised	(226,700)	10.77

Outstanding at December 31, 2005	2,644,094	$20.99	7.2	$60,264

Exercisable at December 31, 2005	1,624,564	$14.86	6.3	$46,991

        Restricted Stock Awards – For the three months ended December 31, 2005 and 2004, approximately $905 and $700, respectively, of stock-based compensation associated with restricted stock awards was recorded in selling, general and administrative expense in the accompanying consolidated statements of income. As of December 31, 2005, there was approximately $5,192 of remaining unamortized deferred compensation associated with restricted stock awards, which will be expensed over the remaining service period through September 2008.

        A summary of the status of the Company’s restricted shares as of December 31, 2005 and changes during the three months then ended is presented below:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Restricted at October 1, 2005	435,012	$21.57
Granted	938	43.83
Vested	--	--

Restricted at December 31, 2005	435,950	21.61

        Fair Value Disclosures — Prior to Adoption of SFAS No. 123(R) – Prior to October 1, 2005, the Company accounted for its stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Thus, no stock-based employee compensation costs related to stock options were recognized prior to fiscal 2006. Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, the Company’s net income and earnings per share for the three months ended December 31, 2004 would have been reduced to the following pro forma amounts:

Net income, as reported	$40,574
Add: Stock-based employee compensation expense recorded for
restricted stock awards, net of related tax effects	603
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(1,239)

(636)

Pro forma net income	$39,938

Earnings per share:
Basic - as reported	$0.58
Basic - pro forma	0.56
Diluted - as reported	$0.56
Diluted - pro forma	0.55

3. Acquisitions

        On March 9, 2005, the Company acquired 100% of the stock of London Machinery Inc. (“London”). London is based in Ontario, Canada and is a manufacturer and marketer of rear-discharge concrete mixers for the concrete placement market with sales throughout the Americas. The purchase price, including acquisition costs and net of cash acquired, of $11,169 was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill.

        On November 1, 2004, the Company acquired 100% of the stock of Concrete Equipment Company, Inc. (“CON-E-CO”). CON-E-CO is a leading manufacturer of portable and stationary concrete batch plants headquartered in Blair, Nebraska. The purchase price, including acquisition costs and net of cash acquired, of $19,912 was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill.

        The Company has performed, or engaged a third party business valuation appraiser to assist in, the valuation of the assets of the acquired companies. The following is a summary of the recorded fair values of the assets acquired and liabilities assumed of CON-E-CO and London as of the respective dates of acquisition in fiscal 2005:

Assets Acquired:
Current assets, excluding cash of $200	$21,431
Property, plant and equipment	6,339
Intangible assets	5,601
Goodwill	10,696

Total assets acquired	44,067
Liabilities Assumed:
Current liabilities	10,135
Other long-term liabilities	2,851

Total liabilities assumed	12,986

Net assets acquired	$31,081

        The valuation of intangible assets consists of $1,703 of assets subject to amortization and $3,898 assigned to trade names not subject to amortization. The intangible assets subject to amortization consist of $1,096 in customer-related assets with a twenty-year average life and $607 of non-compete agreements with a five-year life.

        The CON-E-CO and London acquisitions were accounted for using the purchase method of accounting and, accordingly, their operating results were included in the Company’s consolidated statements of income from the dates of acquisition. The allocation of the excess purchase price, including acquisition costs, of the CON-E-CO and London acquisitions over the estimated fair value of the assets acquired and liabilities assumed amounted to $10,696 and has been recorded as goodwill. All the goodwill was assigned to the Company’s commercial segment and is not deductible for income tax purposes.

        Pro forma condensed consolidated operating results of the Company for the three months ended December 31, 2004, assuming that the London and CON-E-CO acquisitions had occurred on October 1, 2004, are as follows (unaudited):

Net sales	$651,567
Net income	40,648
Earnings per share:
Basic	$0.58
Diluted	0.56

        The pro forma information is not necessarily indicative of what the results of operations would actually have been had the acquisitions occurred on October 1, 2004.

4. Inventories

        Inventories consist of the following:

	December 31, 2005	September 30, 2005
Raw materials	$217,936	$221,596
Partially finished products	240,364	236,740
Finished products	135,684	125,537

Inventories at FIFO cost	593,984	583,873
Less: Progress/performance-based payments on
U.S. government contracts	(70,042)	(66,983)
Excess of FIFO cost over LIFO cost	(28,496)	(26,893)

	$495,446	$489,997

        Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

5. Investments in Unconsolidated Affiliates

        The Company’s investment in unconsolidated affiliates consists primarily of an interest in Oshkosh/McNelius Financial Services Partnership (“OMFSP”). The Company and an unaffiliated third party are general partners in OMFSP. OMFSP was formed in 1998 when each partner contributed existing lease assets (and in the case of the Company, related notes payable to third party lenders that were secured by such leases) to capitalize the partnership. OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing, primarily to customers of the Company. OMFSP purchases trucks, truck bodies and concrete batch plants from the Company, the Company’s affiliates and, occasionally, unrelated third parties for lease to user-lessees. Company sales to OMFSP were $9,472 and $10,867 for the three months ended December 31, 2005 and 2004, respectively. Banks and other third party financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is recourse to, OMFSP. All such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of FIN 46(R), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

        Included in investments in unconsolidated affiliates in the Company’s Condensed Consolidated Balance Sheet at December 31, 2005 is the Company’s investment in OMFSP of $16,916, which represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in OMFSP. This exposure is a non-cash exposure. Further, the Company had recorded deferred income tax liabilities related to its investment in OMFSP at December 31, 2005 that were included in long-term deferred income tax liabilities in the Company’s Condensed Consolidated Balance Sheet. Should the Company’s investment in OMFSP be liquidated for any reason, deferred income tax liabilities of $19,893 would reverse and result in an increase in the Company’s current income taxes payable.

        Summarized financial information of OMFSP is as follows:

	December 31, 2005	September 30, 2005
Cash and cash equivalents	$3,412	$3,774
Lease assets, net	177,802	189,268
Other assets	636	606

	$181,850	$193,648

Notes payable	$146,645	$154,820
Other liabilities	2,493	3,605
Partners’ equity	32,712	35,223

	$181,850	$193,648

	Three Months Ended December 31,
	2005	2004
Interest income	$2,779	$2,973
Net interest income	766	998
Excess of revenues over expenses	1,008	880

6. Property, Plant and Equipment

The following table presents details of the Company’s property, plant and equipment:

	December 31, 2005	September 30, 2005
Land and land improvements	$21,002	$20,319
Equipment on operating lease to others	1,702	1,731
Buildings	115,003	116,660
Machinery and equipment	213,076	206,829
Construction in progress	14,473	9,802

	365,256	355,341
Less accumulated depreciation	(166,361)	(162,315)

	$198,895	$193,026

7. Goodwill and Purchased Intangible Assets

        The following table presents the changes in goodwill during the three months ended December 31, 2005:

Segment	September 30, 2005	Acquisitions	Adjustments	December 31, 2005
Commercial	$253,315	$--	$(2,378)	$250,937
Fire and emergency	146,560	--	(129)	146,431

Total	$399,875	$--	$(2,507)	$397,368

        The adjustments include a decrease of $2,320 resulting from currency translation adjustments and $187 related to adjustments of tax assets related to the acquisition of London.

        The following tables present details of the Company’s purchased intangible assets:

	December 31, 2005
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55,423	$(12,472)	$42,951
Non-compete	14.0	41,956	(22,389)	19,567
Technology-related	17.0	22,559	(9,016)	13,543
Other	12.7	18,338	(4,920)	13,418

	24.4	138,276	(48,797)	89,479
Non-amortizable tradenames		36,964	--	36,964

Total		$175,240	$(48,797)	$126,443

	September 30, 2005
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55,423	$(12,111)	$43,312
Non-compete	14.0	41,964	(21,596)	20,368
Technology-related	17.0	22,647	(8,686)	13,961
Other	12.7	18,346	(4,535)	13,811

	24.4	138,380	(46,928)	91,452
Non-amortizable tradenames		37,073	--	37,073

Total		$175,453	$(46,928)	$128,525

        Excluding the impact of any future acquisitions, the Company anticipates amortization of purchased intangible assets for the next five year as follows:

Amount
Fiscal Year Ending September 30,
2006 (remaining nine months)	$5,474
2007	7,295
2008	7,219
2009	7,126
2010	6,671
2011	6,624

8. Warranty and Guarantee Arrangements

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

        Changes in the Company’s warranty liability were as follows:

	Three Months Ended December 31,
	2005	2004
Balance at beginning of period	$39,546	$35,760
Warranty provisions for the period	6,690	6,173
Settlements made during the period	(6,153)	(4,866)
Changes in liability for pre-existing warranties
during the period, including expirations	2,569	1,465
Acquisitions	--	172
Foreign currency translation adjustment	(68)	383

Balance at end of period	$42,584	$39,087

        In the fire and emergency segment, the Company provides guarantees of lease payments by customer-lessees to a third-party lessor of equipment purchased from the Company. The guarantee is limited to $1,000 per year in total and is supported by the residual value of the related equipment. The Company’s actual losses under these guarantees over the last ten years have been negligible. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” no liabilities for pre-January 1, 2003 guarantees have been recorded. For all such guarantees issued after January 1, 2003, the Company has recorded the fair value of the guarantee as a liability and a reduction of the initial revenue recognized on the sale of equipment. Liabilities accrued since January 1, 2003 for such guarantees were not significant.

9. Credit Agreements

        The following table presents details of the Company’s short-term borrowings:

	December 31, 2005	September 30, 2005
Revolving credit facility	$17,766	$18,072
Other short-term facilities	2,552	2,889
Current maturities of long-term debt	562	560

	$20,880	$21,521

        The Company has an unsecured revolving credit facility of $500,000, which expires in September 2009. The Company may seek to increase the revolving credit facility up to an aggregate maximum outstanding amount of $750,000, subject to the satisfaction of certain conditions, including the Company not being in default under the revolving credit facility and the identification of lenders willing to provide the additional commitments. At December 31, 2005, bank borrowings of $17,766, related to €15,000 incurred to finance the BAI acquisition, and outstanding letters of credit of $20,062 reduced available capacity under the Company’s revolving credit facility to $462,172.

        Interest rates on borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.50%) or the “Offshore Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.70% for Offshore Rate loans under the Company’s revolving credit facility as of December 31, 2005. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The average interest rate on bank borrowings outstanding at December 31, 2005 and September 30, 2005 was 3.13% and 2.82%, respectively.

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

        The Company’s wholly-owned subsidiary in The Netherlands, Geesink Group B.V., and certain of its affiliates are party to a €2,500 bank credit facility (the “Euro facility”), which supports a cross-border cash pooling arrangement. There were no borrowings outstanding under the Euro facility at December 31, 2005.

        London has a $6,435 (CAD 7,500) credit facility with $1,542 (CAD 1,798) in borrowings outstanding at December 31, 2005, which bears interest at a variable rate based on a bank’s prime rate plus 0.50% (5.50% at December 31, 2005).

        Other subsidiaries of the Company had other unsecured short-term debt outstanding of $1,010 with varying interest rates at December 31, 2005.

        The following table presents details of the Company’s long-term borrowings:

	December 31, 2005	September 30, 2005
Mortgage notes payable	$2,344	$2,554
Other	548	595

	2,892	3,149
Less current maturities of long-term debt	(562)	(560)

	$2,330	$2,589

        At December 31, 2005, the Company’s 75 percent owned subsidiary in Italy, BAI Brescia Antincendi International S.r.l. and BAI Tecnica S.r.l. (together “BAI”), had outstanding mortgage loans of $2,344 (€1,979), which bear interest at a variable rate based on the three-month Euribor rate plus a margin of between 0.75% and 1.50%. The average interest rate on outstanding mortgage loans at December 31, 2005 and September 30, 2005 was 3.44% and 3.08%, respectively.

10. Derivative Financial Instruments

        Historically, the Company has used forward foreign exchange contracts to reduce the exchange rate risk of specific foreign currency transactions. These contracts require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date.

        To protect against a reduction in value of certain forecasted foreign currency cash receipts from export sales from April 2004 through November 2006 that will be denominated in British Sterling, and to protect against increases in costs of purchases of certain components from January 2005 through December 2006 that are payable in Euro, all in connection with the Company’s contract to provide certain tactical military truck systems to the United Kingdom Ministry of Defence, the Company has instituted a foreign currency cash flow hedging program. The Company has hedged a significant portion of its estimated foreign currency cash flows in connection with this contract.

        At December 31, 2005, the U.S. dollar equivalent of outstanding foreign exchange forward contracts totaled $176,392 in notional amounts, including $130,819 in contracts to sell British Sterling, $43,771 in contracts to purchase Euro and $1,802 in contracts to sell Euro. Net unrealized losses (net of related tax effect of $4,969) on outstanding foreign exchange forward contracts at December 31, 2005 totaled $8,462 and have been included in accumulated other comprehensive income. All balances are expected to be reclassified from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales and sales of products whose underlying costs contain purchases denominated in foreign currencies.

11. Comprehensive Income

        Total comprehensive income is as follows:

	Three Months Ended December 31,
	2005	2004
Net income	$53,068	$40,574
Currency translation adjustments	(3,466)	21,031
Derivative instruments, net of
income taxes	3,959	(5,915)

Other comprehensive income	493	15,116

Comprehensive income	$53,561	$55,690

        The Company funded a portion of the BAI purchase price utilizing proceeds of a Euro-denominated debt obligation. This debt obligation has been designated as a hedge of the Company’s net investment in BAI. To the extent that this debt obligation remains as an effective hedge, changes in value of the debt obligation due to changes in foreign currency are recorded within currency translation adjustments in other comprehensive income. Net gains (losses) of $306 and $(1,970) have been recorded as part of the cumulative translation adjustment for the three months ended December 31, 2005 and 2004, respectively.

12. Earnings Per Share

        On May 3, 2005, a sufficient number of shareholders of the Company’s unlisted Class A Common Stock converted their shares to New York Stock Exchange – listed Common Stock, on a share-for-share basis, which resulted in the remaining Class A shares being automatically converted into Common Stock on the same basis pursuant to the Company’s Articles of Incorporation. As a result of the conversion, the Company now has a single class of stock and income is no longer ascribed to Class A Common Stock. The following table reconciles net income to net income available to Common Stock holders for purposes of the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2005	2004
Income available to Common Stock holders:
Net income	$53,068	$40,574
Class A Common Stock	--	799

Basic income available to Common Stock holders	$53,068	$39,775

Diluted income available to Common Stock holders	$53,068	$40,574

        The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Three Months Ended December 31,
	2005	2004
Basic weighted average shares outstanding	73,049,072	69,618,044
Effect of dilutive securities:
Class A Common Stock	--	1,612,874
Stock options and incentive compensation awards	1,087,716	1,647,184

Diluted weighted average shares outstanding	74,136,788	72,878,102

13. Employee Benefit Plans

        Components of net periodic pension benefit cost were as follows:

	Three Months Ended December 31,
	2005	2004
Service cost	$1,995	$1,495
Interest cost	1,875	1,593
Expected return on plan assets	(2,426)	(1,878)
Amortization of prior service cost	139	128
Amortization of transition asset	(14)	(17)
Amortization of net loss	754	461

Net periodic benefit cost	$2,323	$1,782

        The Company made a $12,000 contribution to its pension plans in the second quarter of fiscal 2005 and another $12,500 contribution in the fourth quarter of fiscal 2005. The Company estimates that it will make a $15,000 contribution to its pension plans in the second quarter of fiscal 2006 and may make an additional contribution ranging between $5,000 and $15,000 later in fiscal 2006.

        Components of net periodic other post-employment benefit costs were as follows:

	Three Months Ended December 31,
	2005	2004
Service cost	$430	$265
Interest cost	373	272
Amortization of net losses	135	24

	$938	$561

        The Company made contributions to fund benefit payments of $122 and $145 for the three month periods ended December 31, 2005 and 2004, respectively, under its other post-employment benefit plans. The Company estimates additional contributions of approximately $950 will be made under these other post-employment plans prior to the end of fiscal 2006.

14. Contingencies, Significant Estimates and Concentrations

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

        At December 31, 2005 and September 30, 2005, the Company had reserves of $6,002 and $6,030, respectively, for losses related to environmental matters that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

        The Company is contingently liable under bid, performance and specialty bonds totaling approximately $224,378 and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $20,062 at December 31, 2005.

        Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $1,000 per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At December 31, 2005 and September 30, 2005, the reserve for product and general liability claims was $11,766 and $11,401, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

15. Business Segment Information

	Three Months Ended December 31,
	2005	2004
Net sales
Fire and emergency	$216,429	$194,156
Defense	363,135	215,474
Commercial	221,212	241,581
Intersegment eliminations	(10,440)	(6,294)

Consolidated	$790,336	$644,917

Operating income (loss):
Fire and emergency	$20,916	$18,445
Defense	72,628	51,701
Commercial	8,301	5,625
Corporate and other	(14,844)	(8,139)

Consolidated operating income	87,001	67,632
Interest expense, net of interest income	(292)	(1,785)
Miscellaneous other income (expense)	(211)	(713)

Income before provision for income taxes, equity in earnings
of unconsolidated affiliates and minority interest	$86,498	$65,134

	December 31, 2005	September 30, 2005
Identifiable assets:
Fire and emergency:
U.S	$520,351	$516,656
Italy	58,835	59,187

Total fire and emergency	579,186	575,843
Defense - U.S.	269,537	275,663
Commercial:
U.S.(a)	545,522	497,874
Other North America	21,607	21,376
Netherlands	153,953	165,453
Other European	90,178	82,854

Total commercial	811,260	767,557
Corporate and other - U.S.	34,073	99,240

Consolidated	$1,694,056	$1,718,303

(a) Includes investment in unconsolidated partnership.

        Net sales by geographic region based on product shipment destination were as follows:

	Three Months Ended December 31,
	2005	2004
United States	$630,555	$546,608
Other North America	10,063	2,047
Europe and Middle East	107,497	66,557
Other	42,221	29,705

Consolidated	$790,336	$644,917

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

        This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Truck Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions, “Executive Overview” and “Fiscal 2006 and Beyond Outlook” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the Company’s ability to continue the turnaround of its Geesink Norba Group and McNeilus businesses, the cyclical nature of the Company’s commercial and fire and emergency markets, risks related to reductions in government expenditures, the uncertainty of government contracts, the challenges of identifying acquisition candidates and integrating acquired businesses, higher steel and component costs and the Company’s ability to avoid such cost increases based on its supply contracts or to recover such cost increases with increases in selling prices of its products, risks associated with the implementation of an enterprise resource planning system at McNeilus, the success of the launch of the Revolution® composite concrete mixer drum, the availability of commercial chassis and certain chassis components including engines, and risks associated with international operations and sales, including foreign currency fluctuations. In addition, the Company’s expectations for fiscal 2006 and beyond are based in part on certain assumptions made by the Company, which are set forth under the caption “Certain Assumptions.” Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (the “SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2006.

        All forward-looking statements, including those under the captions “Executive Overview” and “Fiscal 2006 and Beyond Outlook” speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. The Company has adopted a policy that if the Company makes a determination that it expects the Company’s earnings per share for future periods for which projections are contained in this Quarterly Report on Form 10-Q to be lower than those projections, then the Company will publicly disseminate that fact. The Company’s policy also provides that if the Company makes a determination that it expects the Company’s earnings per share for future periods to be at or above the projections contained in this Quarterly Report on Form 10-Q, then the Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

        All references herein to earnings per share refer to earnings per share assuming dilution.

General

        Major products manufactured and marketed by each of the Company’s business segments are as follows:

        Fire and emergency – commercial and custom fire trucks and equipment, homeland security vehicles, aircraft rescue and firefighting trucks, snow removal trucks, ambulances, wreckers, carriers and other emergency vehicles primarily sold to fire departments, airports, other governmental units and towing companies in the U.S. and abroad.

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

Executive Overview

        The Company reported substantially higher operating results in the three months ended December 31, 2005 compared to the same period last year and expects higher operating results for its full fiscal year 2006, as follows:

	Percentage Increase vs. Prior Period
	Actual First Quarter Fiscal 2006	Full Year Fiscal 2006 Estimate
Sales	22.5%	11.5% - 14.9%
Operating income	28.6%	18.4% - 23.1%
Net income	30.8%	20.2% - 24.8%
Earnings per share	28.6%	17.0% - 21.6%

        While the improved results in the first three months of fiscal 2006 were largely driven by the Company’s defense segment, the Company experienced double digit percentage increases in operating income at all of its segments for the first quarter of fiscal 2006 as compared to the same period in the prior year. The Company believes that its financial performance will continue to improve in fiscal 2006 as it expects that U.S. Department of Defense (the “DoD”) requirements for its products and services resulting largely from Operation Iraqi Freedom will increase and that municipal and federal funding for its fire and emergency segment products will improve. The Company also expects that its actions to raise selling prices domestically and reduce costs across all businesses in its commercial segment will substantially improve the profitability of its commercial segment in fiscal 2006. The Company also anticipates that its commercial segment will benefit from strong demand for its products in fiscal 2006 due to changes in diesel engine emissions standards scheduled to be effective in January 2007 for diesel engines in the classes of chassis the Company sells and/or utilizes for mounting of the Company’s truck bodies. When new standards became effective in 2003, the Company experienced an acceleration of purchases of trucks and truck bodies in its commercial segment immediately prior to the effective date of the new standards and lower purchases immediately following such date. The Company believes that a similar acceleration of purchases could occur in fiscal 2006 and early fiscal 2007, with lower purchases likely beginning in the second quarter of fiscal 2007. However, a number of factors, including those discussed elsewhere in this document, could impact the Company’s ability to achieve the Company’s estimates for fiscal 2006.

        Since the onset of Operation Iraqi Freedom in 2003, including the first quarter of fiscal 2006, the Company’s defense segment has benefited substantially from increasing DoD requirements for new trucks, parts, service, armoring and remanufacturing of the Company’s defense vehicles operated in Iraq. During the first quarter of fiscal 2006, the Company’s defense segment continued to outperform the prior year comparable period as a result of increasing requirements for heavy-payload and remanufactured trucks and a continuing increase in parts and service sales due to requirements largely arising from conflicts in Iraq and Afghanistan. These factors caused the Company’s defense sales and operating income to increase 68.5% and 40.5%, respectively, during the first three months of fiscal 2006 compared to the prior year first quarter. The increase in operating income occurred despite strong operating income in the first quarter of fiscal 2005 arising from two large adjustments to increase operating income totaling $12.2 million related to the recovery of pre-contract costs previously expensed on an armoring contract and an increase in the margin on the Medium Tactical Vehicle Replacement (“MTVR”) base contract. For fiscal 2006, the Company expects its defense sales to grow approximately 22.5% to 27.0% due to higher new truck and remanufacturing business. The Company expects its defense parts and service business to maintain its sales levels experienced in fiscal 2005. The Company is projecting defense segment operating income margins to decrease approximately 200 basis points in fiscal 2006 as fiscal 2005 results benefited from $24.7 million of MTVR base contract margin adjustments.

        In the Company’s fire and emergency segment, sales were up 11.5% in the first three months of fiscal 2006 and operating income increased 13.4%. The Company expects the fire and emergency segment sales growth percentage to continue to be in the low teens in fiscal 2006, reflecting improving markets and higher pricing across the segment. The Company is projecting fire and emergency segment margins will be relatively flat in fiscal 2006 as compared to fiscal 2005 as the Company expects start-up costs related to a facility expansion at Pierce to offset other margin improvement initiatives.

        In the Company’s commercial segment, sales decreased 8.4% in the first three months of fiscal 2006, while operating income increased 47.6% compared to the prior year first quarter. The increase in operating income was primarily driven by the return to profitability of the Company’s European refuse business in the first quarter of fiscal 2006 as compared to an operating loss of $2.6 million in the same quarter in the prior year. The improvement in the European refuse business operating income was attributable to an increase in sales as well as the realization of cost reductions undertaken during the past two years to return this business to profitability. The financial performance in the Company’s domestic operations within this segment slightly underperformed fiscal 2005 comparable quarter results. The underperformance largely related to production disruptions caused by the first phase of a project to convert to a new enterprise resource planning system (“ERP system”) at McNeilus Companies, Inc. (“McNeilus”). The conversion, which is being performed in three major phases over fiscal 2006 and fiscal 2007, caused a significant disruption to production early in the quarter at McNeilus, leading to lower shipments in the quarter. By quarter-end, production was much improved at McNeilus. The realization of recent price increases nearly permitted McNeilus to offset the negative impacts of lower sales and production volumes on earnings for the quarter. Orders within the segment were strong in the first quarter, and at December 31, 2005, the Company’s backlog in its commercial segment was up 29.1%. With the return to profitability at its European refuse business, a strong unit backlog across the segment and U.S. price increases implemented in June 2005 beginning to take effect, the Company believes that its overall commercial segment performance will improve in the next three quarters of fiscal 2006. The Company estimates its commercial segment sales growth percentage to be in the low single digits range in fiscal 2006 as higher pricing and flat volume is expected to be partially offset by a lower mix of package sales involving a truck chassis and a truck body. The Company projects operating income margins to double in fiscal 2006 as a result of a pricing strategy implemented to recover steel and component costs increases, improved performance in Europe, and cost reduction activities underway.

        The Company’s cash flow has been strong due to earnings growth. Assuming no further acquisitions, the Company estimates that cash will increase to approximately $200 million to $225 million at September 30, 2006. The Company believes the cash will allow the Company to continue to further its acquisition strategy, repurchase stock and/or increase dividend payments to contribute to shareholder returns.

        Based on the Company’s strong financial performance in its first quarter and new business originated during the quarter but also recognizing the challenges the Company will face throughout the year, the Company announced on February 2, 2006 that it had increased its estimate range of fiscal 2006 earnings per share assuming dilution by $0.15 per share, from $2.40 — $2.50 per share as previously estimated on November 1, 2005 to $2.55 — $2.65 per share. On that date, the Company also announced that it had increased its quarterly dividend rate by 48% to $0.10 per share.

        Please refer to “Fiscal 2006 Outlook and Beyond” and “Certain Assumptions” for a discussion of the Company’s sales, operating income, net income, earnings per share and cash estimates for fiscal 2006 and beyond.

        A surge in over-the-road truck sales has created shortages of certain components utilized by the Company, especially certain engines utilized in the Company’s defense business. The shortages have also caused periodic delays or limitations on the receipt of chassis scheduled for mounting of the Company’s truck bodies across both its fire and emergency and commercial segments. It is possible that some or all of such shortages could intensify during calendar 2006, which may cause the Company to miss forecasted sales and earnings estimates or incur additional costs to manage production when key components are delivered late. The Company has devoted significant resources to manage the timely delivery of key components and currently expects no material impact to its annual sales and earnings estimates for fiscal 2006, but the Company cannot provide any assurance that such shortage conditions do not intensify in 2006.

        During fiscal 2004 and the first six months of fiscal 2005, costs rose sharply for steel and component parts containing steel, and the availability of steel has at times been limited, especially for small consumers of steel, including certain of the Company’s suppliers. The Company uses thousands of tons of steel annually and some industry experts have estimated the increase in steel costs over this period at more than 120%. Although the Company believes steel costs have stabilized, the Company could face further steel cost increases in fiscal 2006. Based on long-term agreements with suppliers, the Company has been able to avoid some of the impact of these cost increases, but not all the Company’s suppliers have been able to honor their contracts with the Company. To mitigate these increases, the Company announced multiple price increases in all of its commercial and fire and emergency business units, some of which take effect in fiscal 2006. Some customers have reacted adversely to these price increases and competitive conditions have limited, and may limit in the future, price increases and/or sales volumes in some market sectors. If steel and component cost increases resume, then the Company would expect to announce further price increases as necessary. Due to the nature of its defense business, which is generally based on firm, fixed-price contracts, the Company is generally limited in its ability to raise prices in response to rising steel and component costs. The Company generally has firm pricing from a substantial majority of its suppliers to its defense business at the time of a contract award, but it does not expect these supply contracts to fully protect the Company from steel and component cost increases in its defense segment. The Company has sought substantially higher pricing for all new defense contracts executed since the second half of fiscal 2004 to recover the higher steel and component costs experienced to date.

Results of Operations

Analysis of Consolidated Net Sales

        The following table presents net sales by business segment (in thousands):

	First Quarter Fiscal
	2006	2005
Net sales
Fire and emergency	$216,429	$194,156
Defense	363,135	215,474
Commercial	221,212	241,581
Intersegment eliminations	(10,440)	(6,294)

Consolidated	$790,336	$644,917

First Quarter Fiscal 2006 Compared to 2005

        Consolidated net sales increased 22.5% to $790.3 million for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The increase in sales was driven by an increase in sales in the fire and emergency and defense segments.

        Fire and emergency segment net sales increased 11.5% to $216.4 million for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 reflecting strong fire apparatus and homeland security sales and higher pricing across the segment offset in part by lower airport product sales. Sales in the first quarter of fiscal 2005 included a large international sale of airport products that did not reoccur in fiscal 2006.

        Defense segment net sales increased 68.5% to $363.1 million for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 as sales of new and remanufactured trucks and parts and service each increased over 60% during the quarter. An increase in sales of heavy-payload and remanufactured trucks for the DoD and of wheeled tankers to the United Kingdom Ministry of Defence (“U.K. MoD”) more than offset lower MTVR sales due to the completion of the MTVR base contract in the third quarter of fiscal 2005. The sales growth, other than the increase attributable to the U.K. MoD, largely arose due to requirements from the conflict in Iraq.

        Commercial segment net sales decreased 8.4% to $221.2 million for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The sales decline was largely attributable to lower McNeilus sales, offset in part by European refuse sales that were up 16.2% in the first quarter principally due to higher unit sales. On October 3, 2005, McNeilus implemented the first phase of a three-part project to convert to a new enterprise resource planning system. Following the implementation, McNeilus experienced a significant disruption to production early in the quarter, which led to lower shipments in the first quarter. McNeilus had sufficient backlog during the quarter to achieve higher sales than in the prior year if production had been adequate. By quarter end, production was much improved at McNeilus. The Company believes that it is beginning to realize the benefits of its price increases implemented in fiscal 2005 as the average prices per unit sold increased in the first quarter compared to the prior year quarter for all McNeilus product lines.

Analysis of Consolidated Operating Income

        The following table presents operating income by business segment (in thousands):

	First Quarter Fiscal
	2006	2005
Operating income (expense)
Fire and emergency	$20,916	$18,445
Defense	72,628	51,701
Commercial	8,301	5,625
Corporate and other	(14,844)	(8,139)

Consolidated operating income	$87,001	$67,632

First Quarter Fiscal 2006 Compared to 2005

        Consolidated operating income increased 28.6% to $87.0 million, or 11.0% of sales, in the first quarter of fiscal 2006 compared to $67.6 million, or 10.5% of sales, in the first quarter of fiscal 2005.

        Fire and emergency segment operating income increased 13.4% to $20.9 million, or 9.7% of sales, in the quarter compared to $18.4 million, or 9.5% of sales, in the prior year quarter. Operating income margins improved slightly during the quarter due to improved pricing across the segment offset in part by expenses related to a facility expansion at the Company’s domestic fire apparatus business.

        Defense segment operating income increased 40.5% to $72.6 million, or 20.0% of sales, in the quarter compared to $51.7 million, or 24.0% of sales, in the prior year quarter. Earnings during the first quarter reflected a strong mix of new and remanufactured heavy-payload trucks and parts and service sales offset in part by higher new product development spending. Operating income margins during the first quarter of fiscal 2005 were higher due to an $8.5 million increase in MTVR base contract margins and a $3.7 million recovery of pre-contract costs expensed in fiscal 2004 related to an armoring contract.

        Commercial segment operating income increased 47.6% to $8.3 million, or 3.8% of sales, in the quarter compared to $5.6 million, or 2.3% of sales, in the prior year quarter. The growth in operating income and margins in the quarter is largely due to operating income at the Company’s European refuse operations in the first quarter of fiscal 2006 compared to an operating loss of $2.6 million in the first quarter of fiscal 2005. The improvement in operating income for the European refuse operation was primarily the result of improved market conditions and the restructuring of that business in fiscal 2004 and 2005 to reduce costs. Operating income of other operations in the segment declined slightly as improved pricing was insufficient to offset the impact on earnings of lower sales and production volumes.

        Corporate operating expenses and inter-segment profit elimination increased $6.7 million to $14.8 million in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The increase in the first quarter was largely due to favorable settlements of product liability matters aggregating $4.2 million that benefited the prior year quarter results. Also contributing to the increase were higher personnel costs, including an additional $1.2 million related to the expensing of stock options due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.”

        Consolidated operating expenses increased 29.1% to $61.9 million, or 7.8% of sales, in the first quarter of fiscal 2006 compared to $48.0 million, or 7.4% of sales in the first quarter of fiscal 2005. The favorable settlements of product liability matters favorably impacted operating expenses as a percentage of sales in the first quarter of fiscal 2005.

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2006 Compared to 2005

        Interest expense net of interest income decreased $1.5 million to $0.3 million in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, largely as a result of lower borrowings due to the repayment of debt related to acquisitions.

        The effective income tax rate increased to 39.0% for the first quarter of fiscal 2006 compared to 38.6% in the first quarter of fiscal 2005 due to higher state income taxes associated with higher earnings in relatively higher-tax rate states..

        Equity in earnings of unconsolidated affiliates of $0.6 million in the first quarter of fiscal 2006 and $0.5 million in fiscal 2005 primarily represents the Company’s equity interest in a lease financing partnership.

Financial Condition

        The utilization of cash and cash equivalents of $46.5 million funded cash used in operating activities of $32.7 million, capital expenditures of $12.9 million, and dividends of $5.0 million. Cash used in operations during the first three months of fiscal 2006 increased compared to cash used in operations in the first three months of fiscal 2005 primarily due to the acceleration of $35.0 million of performance-based payments on certain defense contracts into the fourth quarter of fiscal 2005 from the first quarter of fiscal 2006. In addition, due to the adoption of SFAS 123(R), cash flows related to the excess tax benefits on stock-based compensation is classified as a financing cash inflow whereas previously it had been classified as an operating cash inflow. Accordingly, for the three months ended December 31, 2005, excess tax benefits of $2.9 million were reflected within financing cash inflows whereas for the three months ended December 31, 2004, $15.4 million was reflected within operating cash inflows.

        The Company’s debt-to-total capital ratio at December 31, 2005 was 2.6% compared to 2.9% at September 30, 2005.

Liquidity and Capital Resources

        The Company had cash and cash equivalents of $81.0 million and $462.2 million of unused availability under the terms of its revolving credit facility as of December 31, 2005. The Company’s primary cash requirements include working capital, capital expenditures, dividends, interest and principal payments on indebtedness and, potentially, future acquisitions.

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

        Interest rates on borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.50%) or the “Offshore Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.70% for Offshore Rate loans under the Company’s revolving credit facility as of December 31, 2005. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rate on the revolving credit facility borrowings outstanding at December 31, 2005 was 3.13%. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

        Based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2006. See “Fiscal 2006 and Beyond Outlook.” Debt levels and capital resource requirements may change, however, because the Company maintains an active acquisitions strategy and the Company cannot reasonably estimate the capital requirements of this strategy.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

        The Company’s contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K for the year ended September 30, 2005 have not materially changed since that report was filed.

Application of Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s application of critical accounting policies has not materially changed since that report was filed except as noted below.

        On October 1, 2005, the Company adopted SFAS No. 123(R), applying the modified prospective method. SFAS 123(R) requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of income based on the fair value of the award. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related interpretations, and equity-based compensation was included as pro forma disclosure within the notes to the consolidated financial statements.

        Operating income for the three months ended December 31, 2005 was adversely affected by the impact of equity-based compensation due to the implementation of SFAS No. 123(R). The Company recorded $2.1 million for equity-based compensation during the three months ended December 31, 2005, of which $1.2 million is attributable to the adoption of SFAS No. 123(R), compared to $0.7 million in the comparable period in the prior year. The Company expects that equity-based compensation expense for fiscal 2006 will be approximately $10 million to $13 million based on current outstanding awards and assumptions applied. However, any significant awards granted during the remainder of fiscal 2006, required changes in the estimated forfeiture rates or significant changes in the market price of the Company’s Common Stock may impact this estimate.

Critical Accounting Estimates

        The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2005 have not materially changed since that report was filed.

New Accounting Standards

        Refer to “Note 1 to the Condensed Consolidated Financial Statements” for a discussion of the impact on the Company’s consolidated financial statements of new accounting standards.

Customers and Backlog

        Sales to the U.S. government comprised approximately 39% of the Company’s net sales in the first three months of fiscal 2006. No other single customer accounted for more than 10.0% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at December 31, 2005 increased 3.9% to $1,937.1 million compared to $1,865.0 million at December 31, 2004. Fire and emergency segment backlog increased 4.1% to $554.2 million at December 31, 2005 compared to $532.4 million at December 31, 2004 due to homeland security market development and improving domestic municipal markets. The defense segment backlog decreased 3.0% to $1,021.9 million at December 31, 2005 compared to $1,052.9 million at December 31, 2004, due to the fulfillment of parts and services contracts for the U.S. DoD associated with Operation Iraqi Freedom. Commercial segment backlog increased 29.1% to $361.0 million at December 31, 2005 compared to $279.7 million at December 31, 2004 due to strong market demand and lower first quarter production. Unit backlog for refuse packers was up 59.6% domestically and up 9.6% in Europe compared to backlog at December 31, 2004. Unit backlog for front-discharge concrete mixers was up 23.0%, while unit backlog for domestic rear-discharge concrete mixers increased 34.8% compared to backlog at December 31, 2004. The Company may sell lower volumes of front- and rear-discharge mixers in fiscal 2006 as a result of its aggressive pricing strategy to offset higher steel and component costs. Approximately 15.0% of the Company’s December 31, 2005 backlog is not expected to be filled in fiscal 2006.

        Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the Family of Heavy Tactical Vehicles and Indefinite Delivery/Indefinite Quantity contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.

Fiscal 2006 and Beyond Outlook

        The Company estimates that fiscal 2006 consolidated net sales will range between $3.3 billion and $3.4 billion, an increase from fiscal 2005 net sales of 11.5% to 14.9%, respectively. All comparisons are to fiscal 2005 and assume no new acquisitions.

        The Company expects the fire and emergency segment sales growth percentage to be in the low teens in fiscal 2006, reflecting improving markets and higher pricing across the segment.

        The Company projects defense segment sales to increase 22.5% to 27.0% in fiscal 2006 due to additional federal funding which includes requirements for new and remanufactured trucks to meet the DoD’s requirements for Operation Iraqi Freedom, while it projects defense parts and service sales to be consistent with fiscal 2005 sales.

        The Company estimates the commercial segment’s sales growth percentage to be in the low single digits range in fiscal 2006 as higher pricing and flat volume is expected to be offset by a lower mix of package sales of a truck chassis and a truck body. While the Company believes that industry demand for concrete mixers and refuse packers in the U.S. in fiscal 2006 will increase 5% to 10% in advance of a diesel engine emissions standards change that becomes effective on January 1, 2007, the Company is projecting a loss in market share due to the price increases it put in place to recover increased steel and component costs. The Company expects that Geesink Norba Group refuse product sales will also be up slightly in fiscal 2006.

        The Company is projecting consolidated operating income to be up between 18.4% and 23.1% in fiscal 2006 resulting in operating income of between $316.5 million and $329.0 million, respectively.

        The Company is projecting fire and emergency segment margins to be relatively flat in fiscal 2006 as compared to fiscal 2005 as start-up costs related to a facility expansion at Pierce are expected to offset other margin improvement initiatives.

        The Company is projecting defense segment operating income margins to decrease approximately 200 basis points in fiscal 2006 as fiscal 2005 results benefited from $24.7 million of MTVR base contract margin adjustments.

        In the commercial segment, the Company projects operating income margins to double in fiscal 2006 as a result of a pricing strategy for the Company’s U.S. product lines that was implemented to recover steel and component cost increases experienced in fiscal 2004 and 2005. The Company also expects its European refuse business to be modestly profitable in fiscal 2006 as a result of the restructuring of that business in fiscal 2004 and 2005 compared to an $8.6 million operating loss in fiscal 2005.

        The Company estimates that corporate operating expenses and inter-segment profit eliminations will increase $13.6 million to approximately $60.0 million in fiscal 2006. The increase reflects higher personnel costs related to new hires and stock option expense as a result of the adoption of SFAS No. 123(R) effective October 1, 2005. Also, fiscal 2005 results benefited from $4.2 million of favorable product liability settlements in the first quarter. The Company estimates that interest expense net of interest income and other expenses will decrease $3.6 million to $3.5 million in fiscal 2006 largely due to the repayment of the debt associated with the acquisitions in fiscal 2005 and higher interest income on higher estimated average cash balances in fiscal 2006.

        The Company estimates that in fiscal 2006 its effective income tax rate will decrease from the fiscal 2005 effective rate to approximately 39.0%, equity in earnings of unconsolidated affiliates will approximate $2.0 million and minority interest in earnings will approximate $0.5 million. These estimates result in the Company’s estimate of fiscal 2006 net income between $192.5 million and $200.0 million and earnings per share between $2.55 and $2.65 per share. The Company expects that earnings per share in its second quarter will approximate $0.58 to $0.62 per share.

        By September 30, 2006, the Company expects to generate cash balances of $200 to $225 million that the Company could utilize to further its acquisition strategy, for stock repurchases and/or to increase dividend payments to contribute to shareholder returns. The Company anticipates capital spending to approximate $60.0 million in fiscal 2006.

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

        For fiscal years 2008 and 2009, the Company anticipates that the DoD requirements from Operation Iraqi Freedom will remain high, but total defense sales may decline during this period. The Company cannot reasonably expect to maintain its defense sales and operating income at the unprecedented levels of fiscal 2004 and fiscal 2005 and at the expected sales levels in fiscal 2006 and fiscal 2007 over the long-term unless new military conflicts arise or the Company is successful in expanding its military truck product offering. As a result, the Company expects to derive most of its sales and earnings growth, if any, after fiscal 2007 from its non-defense segments and from acquisitions. Given the Company’s low indebtedness at December 31, 2005, its cash position, significant unused availability under its revolving credit facility and the Company’s expectations for cash flow in fiscal 2006 and fiscal 2007, the Company believes that it has substantial financial resources to maintain an active acquisition strategy in support of its growth strategy over the next three to five years. However, the Company cannot predict whether any acquisitions can be consummated at favorable prices and integrated effectively over the next few years given the uncertainties involved in targeting, negotiating and integrating acquisitions.

Certain Assumptions

        The expectations set forth in “Executive Overview” and “Fiscal 2006 and Beyond Outlook” are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, that the Company will be able to turnaround the business of the Geesink Norba Group sufficiently to support its current valuation resulting in no non-cash impairment charge for Geesink Norba Group goodwill; the Company’s ability to increase its operating income margins at McNeilus; the Company’s ability to recover steel and component cost increases with selling price increases to its customers; anticipated commercial segment sales in advance of and following a diesel engine emissions standards change effective January 1, 2007; the Company’s estimates for the level of concrete placement activity, housing starts and mortgage rates; the performance of the U.S. and European economies generally; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies, in particular at McNeilus and the Geesink Norba Group; the anticipated level of production and margins associated with the Family of Heavy Tactical Vehicles contract, the Indefinite Demand/Indefinite Quantity contract, the MTVR follow-on contract and international defense truck contracts; the expected level of DoD procurement of replacement parts and services and remanufacturing of trucks and funding thereof; the Company’s estimates for capital expenditures of municipalities for fire and emergency and refuse products, of airports for aircraft rescue and snow removal products and of large commercial waste haulers generally and with the Company; federal funding levels for Department of Homeland Security and spending by governmental entities on homeland security apparatus; the availability of chassis components including engines and commercial chassis generally; the Company’s planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the expected level of commercial “package” body and purchased chassis sales compared to “body only” sales; the Company’s ability to integrate acquired businesses and achieve expected synergies; the Company’s estimates of the impact of changing fuel prices and credit availability on capital spending of towing operators; anticipated levels of capital expenditures; the Company’s estimates for costs relating to litigation, product warranty, insurance, stock options and restricted stock awards, personnel and raw materials; the Company’s estimates for debt levels, interest rates, working capital needs and effective tax rates; and that the Company does not complete any further acquisitions. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results that the forward-looking statements contemplate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 and have not materially changed since that report was filed except as noted below.

        The Company’s export sales have historically been denominated in the Company’s functional currency, the U.S. dollar. In March 2003, the Company entered into a multi-year contract to provide Wheeled Tanker systems to the U.K. MoD. This contract, which is included in the Company’s backlog at December 31, 2005 and which calls for deliveries in fiscal 2006 and fiscal 2007, is denominated in British Sterling. Additionally, in connection with this Wheeled Tanker contract, the Company has entered into requirements subcontracts with various third parties. Certain of these subcontracts call for payments in Euro and British Sterling. The Company has hedged a significant portion of the forecasted cash flows related to this contract by entering into forward foreign exchange contracts. Any portion of these contractual cash flows that remain unhedged will subject the Company to foreign currency transaction risk and related financial volatility. See “Note 10 to the Condensed Consolidated Financial Statements” for details regarding the Company’s use of forward foreign exchange contracts in connection with the Wheeled Tanker contract and other forecasted purchases and sales denominated in foreign currency.

ITEM 4.  CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended December 31, 2005. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2005 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        Changes in internal control. McNeilus is in the process of a three-phase implementation to upgrade its financial systems to an integrated enterprise resource planning system (the “ERP System”). The implementation included the installation in October 2005 of new hardware and software and resulted in certain changes to business processes and internal controls impacting financial reporting. Additional major hardware and software changes are scheduled for the third quarter of fiscal 2006 and the first half of fiscal 2007. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include providing training related to business process changes and the ERP System software to individuals using the ERP System to carry out their job responsibilities as well as those who rely on the financial information. Oversight activities have increased during the transition period and a support organization has been established to monitor system operations, answer user questions, resolve issues in a timely manner, and report trends to management. Also, redundant controls have been established in key areas to assure the accuracy of financial reporting.

        There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of the Company’s Common Stock. The Company did not repurchase any shares under the authorization during the quarter ended December 31, 2005. As of December 31, 2005, the Company had authority to repurchase 3,230,790 shares of Common Stock under that program. The repurchase authorization does not expire.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 2, 2006.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 2, 2006.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated February 2, 2006.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated February 2, 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH TRUCK CORPORATION

February 2, 2006	/S/ R. G. Bohn
R. G. Bohn
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)
February 2, 2006	/S/ C. L. Szews
C. L. Szews
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
February 2, 2006	/S/ T. J. Polnaszek
T. J. Polnaszek
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 2, 2006.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 2, 2006.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated February 2, 2006.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated February 2, 2006.