Form 10-Q
period 2006-03-31
OSHKOSH TRUCK CORP
filed 2006-05-02
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

As of April 28, 2006, 73,619,702 shares of the Registrant’s Common Stock were outstanding.

OSHKOSH TRUCK CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED MARCH 31, 2005

Page

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income for the
Three Months and Six Months Ended March 31, 2006 and 2005	3
Condensed Consolidated Balance Sheets at
March 31, 2006 and September 30, 2005	4
Condensed Consolidated Statement of Shareholders' Equity for the
Six Months Ended March 31, 2006	5
Condensed Consolidated Statements of Cash Flows for the
Six Months Ended March 31, 2006 and 2005	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	21
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4. CONTROLS AND PROCEDURES	32
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	33
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33
ITEM 6. EXHIBITS	33
SIGNATURES	34
EXHIBIT INDEX	35

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statements of Income
(In thousands, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net sales	$844,780	$672,355	$1,635,116	$1,317,272
Cost of sales	695,415	552,462	1,336,828	1,081,788

Gross income	149,365	119,893	298,288	235,484
Operating expenses:
Selling, general and administrative	67,750	55,240	127,776	101,505
Amortization of purchased intangibles	1,889	2,028	3,785	3,722

Total operating expenses	69,639	57,268	131,561	105,227
Operating income	79,726	62,625	166,727	130,257
Other income (expense):
Interest expense	(1,169)	(2,239)	(2,919)	(4,490)
Interest income	1,374	552	2,832	1,018
Miscellaneous, net	(197)	100	(408)	(613)

	8	(1,587)	(495)	(4,085)

Income before provision for income taxes,
equity in earnings of unconsolidated
affiliates and minority interest	79,734	61,038	166,232	126,172
Provision for income taxes	30,269	23,570	64,003	48,702

Income before equity in earnings of
unconsolidated affiliates and
minority interest	49,465	37,468	102,229	77,470
Equity in earnings of unconsolidated
affiliates, net of income taxes	420	867	998	1,340
Minority interest, net of income taxes	(48)	(145)	(322)	(46)

Net income	$49,837	$38,190	$102,905	$78,764

Earnings per share:
Basic	$0.68	$0.53	$1.41	$1.10
Diluted	$0.67	$0.52	$1.39	$1.07

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2006	September 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,806	$127,507
Receivables, net	297,485	280,247
Inventories, net	567,994	489,997
Deferred income taxes	37,017	36,618
Other current assets	18,519	20,015

Total current assets	1,019,821	954,384
Investment in unconsolidated affiliates	17,622	20,280
Property, plant and equipment, net	209,808	193,026
Goodwill, net	400,008	399,875
Purchased intangible assets, net	124,769	128,525
Other long-term assets	28,073	22,213

Total assets	$1,800,101	$1,718,303

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$247,328	$226,768
Revolving credit facility and current maturities of long-term debt	21,924	21,521
Customer advances	234,021	303,090
Floor plan notes payable	40,939	21,332
Payroll-related obligations	47,630	47,460
Income taxes payable	6,001	11,571
Accrued warranty	43,595	39,546
Deferred revenue	35,911	25,457
Other current liabilities	77,400	78,794

Total current liabilities	754,749	775,539
Long-term debt	2,308	2,589
Deferred income taxes	52,748	55,443
Other long-term liabilities	61,376	62,917
Commitments and contingencies
Minority interest	3,479	3,145
Shareholders' equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized;
none issued and outstanding)	--	--
Common Stock ($.01 par value; 300,000,000 shares authorized;
73,619,702 and 73,376,914 issued and outstanding, respectively)	736	733
Additional paid-in capital	196,954	192,153
Retained earnings	709,874	619,290
Accumulated other comprehensive income	17,877	12,550
Unearned compensation	--	(6,056)

Total shareholders' equity	925,441	818,670

Total liabilities and shareholders' equity	$1,800,101	$1,718,303

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity
(In thousands, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock	Total
Balance at September 30, 2005	$733	$192,153	$619,290	$12,550	$(6,056)	$818,670
Reclassification of unearned compensation
to additional paid-in capital upon adoption
of Financial Accounting Standards
No. 123(R) - See Note 2	--	(6,056)	--	--	6,056	--
Net income	--	--	102,905	--	--	102,905
Change in fair value of derivative instruments,
net of tax of $3,040	--	--	--	5,085	--	5,085
Currency translation adjustments	--	--	--	242	--	242
Cash dividends ($0.1675 per share)	--	--	(12,321)	--	--	(12,321)
Exercise of stock options	3	2,562	--	--	--	2,565
Tax benefit related to stock options exercised	--	3,045	--	--	--	3,045
Stock-based compensation expense
related to employee stock-based awards	--	5,250	--	--	--	5,250

Balance at March 31, 2006	$736	$196,954	$709,874	$17,877	$--	$925,441

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands; unaudited)

	Six Months Ended March 31,
	2006	2005
Operating activities:
Net income	$102,905	$78,764
Non-cash and other adjustments	19,734	21,338
Changes in operating assets and liabilities	(113,545)	(76,319)

Net cash provided by operating activities	9,094	23,783
Investing activities:
Acquisition of businesses, net of cash acquired	--	(29,896)
Additions to property, plant and equipment	(30,591)	(7,549)
Proceeds from sale of assets	60	13
Decrease in other long-term assets	22	3,587

Net cash used by investing activities	(30,509)	(33,845)
Financing activities:
Net borrowings (repayments) under revolving credit facility	321	(8,230)
Repayment of long-term debt	(243)	(378)
Proceeds from exercise of stock options	2,565	18,116
Excess tax benefits from stock-based compensation	2,700	--
Dividends paid	(12,321)	(6,255)

Net cash (used) provided by financing activities	(6,978)	3,253
Effect of exchange rate changes on cash	(308)	(94)

Decrease in cash and cash equivalents	(28,701)	(6,903)
Cash and cash equivalents at beginning of period	127,507	30,081

Cash and cash equivalents at end of period	$98,806	$23,178

Supplementary disclosures:
Depreciation and amortization	$17,406	$15,136
Cash paid for interest	2,536	3,942
Cash paid for income taxes	72,726	37,246

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

        In the three month and six month periods ended March 31, 2005, the Company recorded cumulative catch-up adjustments to increase the life-to-date margin recognized on its multi-year Medium Tactical Vehicle Replacement (“MTVR”) production contract which was accounted for under the “percentage-of-completion” method. The adjustments resulted from the final negotiations during the period of disputed pricing on two components of the MTVR truck, improved overhead absorption under the contract due to increased overall defense segment production volume and other items. These changes increased operating income for the three and six month periods ended March 31, 2005 by $14,100 and $22,600, net income by $8,700 and $13,900 and earnings per share by $0.12 and $0.19, respectively, including amounts related to revenues recorded in prior periods of $13,500 and $21,500 in operating income, $8,300 and $13,200 in net income and $0.11 and $0.18 in earnings per share for the three and six month periods ended March 31, 2005, respectively. This contract was completed in the third quarter of fiscal 2005.

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

2.    Stock-Based Compensation

        Effective October 1, 2005, the Company adopted SFAS No. 123(R) using the modified prospective method. The modified prospective method requires compensation costs to be recognized beginning on the effective date (a) based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” for all stock-based payments granted prior to, but not yet vested as of October 1, 2005, and (b) based on the grant-date fair value estimated in accordance with the provision of SFAS No. 123(R) for all stock-based payments granted subsequent to October 1, 2005. As such, prior periods will not reflect restated amounts. Pursuant to SFAS No. 123(R), unearned compensation that was reflected as a reduction to shareholders’ equity as of September 30, 2005 totaling $6,056 was reclassified and reflected as a reduction to the Company’s additional paid-in capital.

        Prior to October 1, 2005, the Company accounted for its stock options under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Thus, the Company did not recognize any stock-based employee compensation costs related to stock options prior to fiscal 2006. As a result of adopting SFAS No. 123(R) on October 1, 2005, the Company’s income before provision for income taxes, equity in earnings of unconsolidated affiliates and minority interest and net income for the three and six month periods ended March 31, 2006, are $1,688 and $2,892 and $1,021 and $1,750 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Had the Company not adopted the provisions of SFAS 123(R), diluted earnings per share for the three and six month periods ended March 31, 2006 would have been $0.68 and $1.41, respectively, compared to the reported diluted income per share of $0.67 and $1.39, respectively.

        The Company historically has applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company then recognized any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS No. 123(R), the Company was required to apply a non-substantive vesting period approach whereby compensation expense is accelerated for those employees receiving awards subsequent to October 1, 2005 who are eligible to retire prior to normal vesting of the award. Had the Company applied the non-substantive vesting period approach prior to October 1, 2005, when the Company was subject to SFAS No. 123, pre-tax compensation cost for the six months ended March 31, 2006 would have decreased by $848 and pre-tax compensation cost for the six months ended March 31, 2005 would have increased by $229.

        Prior to the adoption of SFAS No 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. A $2,700 excess tax benefit classified as a financing cash inflow in the first six months of fiscal 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

        For the three and six month periods ended March 31, 2006, compensation cost charged against income for stock-based compensation plans was $3,141 and $5,250, respectively. The corresponding income tax benefit recognized for stock-based compensation plans for the three and six month periods ended March 31, 2006 was $1,098 and $1,788, respectively.

        Incentive Stock and Awards Plans – The Company’s 2004 Incentive Stock and Awards Plan (the “2004 Plan”), which replaced the 1990 Incentive Stock Plan (the “1990 Plan”), as amended, allows for both stock options and restricted stock awards to be granted to officers, other key employees and directors of the Company. All stock options granted under the Company’s stock option plans have an exercise price equal to the market value of the underlying Common Stock on the grant date, vest ratably on the first, second and third anniversary of the date of grant and expire not later than ten years and one month after the grant date. There are no vesting provisions tied to performance conditions for any outstanding options. Vesting for all outstanding options is based solely on continued service as an employee of the Company. The stock options and restricted stock awards provide for accelerated vesting if there is a change in control of the Company and generally vest upon retirement. The Company generally uses either treasury stock or will issue new Common Stock to satisfy stock option exercises.

        The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized by the Company for options in pro forma footnote disclosures required under SFAS No. 123. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of the Company’s Common Stock (the “Common Stock”) at the grant date. Such fair values are recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated method of expense recognition under SFAS No. 123(R).

        Stock Options – The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historic volatility of the Company’s Common Stock and other factors. The expected term of options granted is based upon historical option exercise patterns. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

	Six Months Ended March 31,
Options Granted During	2006	2005
Risk-free interest rate	4.52%	3.70%
Expected volatility	36.9%	31.0%
Expected dividend yield	0.70%	0.73%
Expected term (in years)	5.40	4.27

        A summary of option activity under the 2004 Plan and 1990 Plan as of March 31, 2006 and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at October 1, 2005	2,868,506	$20.16
Granted	28,288	53.52
Exercised	(234,700)	10.93

Outstanding at March 31, 2006	2,662,094	$21.33	7.0	$108,910

Exercisable at March 31, 2006	1,695,124	$15.27	6.1	$79,614

        The weighted-average grant-date fair value of options granted during the six months ended March 31, 2006 and 2005 was $20.44 and $10.71, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2006 and 2005 was $7,808 and $46,242, respectively. As of March 31, 2006, there was approximately $4,288 of remaining unamortized stock-based compensation expense associated with unvested stock options, which will be expensed over the remaining service period through February 2009.

        Restricted Stock Awards – A summary of the status of the Company’s restricted shares as of March 31, 2006 and changes during the six months then ended is presented below:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Restricted at October 1, 2005	435,012	$21.57
Granted	11,938	53.54
Vested	(4,160)	36.95

Restricted at March 31, 2006	442,790	$22.28

        As of March 31, 2006, there was approximately $4,337 of remaining unamortized deferred compensation associated with restricted stock awards, which will be expensed over the remaining service period through February 2009. The total fair value of shares vested during the six months ended March 31, 2006 was $203. No shares vested during the six months ended March 31, 2005.

        Fair Value Disclosures — Prior to Adoption of SFAS No. 123(R) –Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, the Company’s net income and earnings per share for the three and six month periods ended March 31, 2005 would have been reduced to the following pro forma amounts:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income, as reported	$38,190	$78,764
Add: Stock-based employee compensation expense recorded for
restricted stock awards, net of related tax effects	619	1,222
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(1,722)	(2,961)

	(1,103)	(1,739)

Pro forma net income	$37,087	$77,025

Earnings per share:
Basic - as reported	$0.53	$1.10
Basic - pro forma	0.51	1.07
Diluted - as reported	$0.52	$1.07
Diluted - pro forma	0.50	1.05

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

        Pro forma condensed consolidated operating results of the Company for the six months ended March 31, 2005, assuming that the London and CON-E-CO acquisitions had occurred on October 1, 2004, are as follows:

Net sales	$1,328,360
Net income	78,888
Earnings per share:
Basic	$1.10
Diluted	1.08

        The pro forma information is not necessarily indicative of what the results of operations would actually have been had the acquisitions occurred on October 1, 2004.

4.    Inventories

        Inventories consist of the following:

	March 31, 2006	September 30, 2005
Raw materials	$229,367	$221,596
Partially finished products	258,637	236,740
Finished products	169,847	125,537

Inventories at FIFO cost	657,851	583,873
Less: Progress/performance-based payments on
U.S. government contracts	(59,298)	(66,983)
Excess of FIFO cost over LIFO cost	(30,559)	(26,893)

	$567,994	$489,997

        Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

5.    Investments in Unconsolidated Affiliates

        The Company’s investment in unconsolidated affiliates consists primarily of an interest in Oshkosh/McNelius Financial Services Partnership (“OMFSP”). The Company and an unaffiliated third party are general partners in OMFSP. OMFSP was formed in 1998 when each partner contributed existing lease assets (and in the case of the Company, related notes payable to third party lenders that were secured by such leases) to capitalize the partnership. OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing, primarily to customers of the Company. OMFSP purchases trucks, truck bodies and concrete batch plants from the Company, the Company’s affiliates and, occasionally, unrelated third parties for lease to user-lessees. Company sales to OMFSP were $25,820 and $25,467 for the six months ended March 31, 2006 and 2005, respectively. Banks and other third party financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is recourse to, OMFSP. All such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of FIN 46(R), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

        Included in investments in unconsolidated affiliates in the Company’s Condensed Consolidated Balance Sheet at March 31, 2006 is the Company’s investment in OMFSP of $15,783, which represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in OMFSP.

        Summarized financial information of OMFSP is as follows:

	March 31, 2006	September 30, 2005
Cash and cash equivalents	$2,469	$3,774
Lease assets, net	181,374	189,268
Other assets	666	606

	$184,509	$193,648

Notes payable	$150,808	$154,820
Other liabilities	3,151	3,605
Partners' equity	30,550	35,223

	$184,509	$193,648

	Six Months Ended March 31,
	2006	2005
Interest income	$5,457	$5,905
Net interest income	1,493	2,022
Excess of revenues over expenses	1,718	2,121

6.    Property, Plant and Equipment

        The following table presents details of the Company’s property, plant and equipment:

	March 31, 2006	September 30, 2005
Land and land improvements	$22,747	$20,319
Equipment on operating lease to others	1,735	1,731
Buildings	130,634	116,660
Machinery and equipment	220,080	206,829
Construction in progress	4,521	9,802

	379,717	355,341
Less accumulated depreciation	(169,909)	(162,315)

	$209,808	$193,026

7.    Goodwill and Purchased Intangible Assets

        The following table presents the changes in goodwill during the six months ended March 31, 2006:

Segment	September 30, 2005	Acquisitions	Adjustments	March 31, 2006
Commercial	$253,315	$--	$115	$253,430
Fire and emergency	146,560	--	18	146,578

Total	$399,875	$--	$133	$400,008

        The adjustments include an increase of $320 resulting from currency translation adjustments and a decrease of $187 resulting from adjustments of tax assets related to the acquisition of London.

        The following tables present details of the Company’s purchased intangible assets:

	March 31, 2006
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55,423	$(12,834)	$42,589
Non-compete	14.0	41,967	(23,179)	18,788
Technology-related	17.0	22,659	(9,402)	13,257
Other	12.7	18,348	(5,305)	13,043

	24.4	138,397	(50,720)	87,677
Non-amortizable tradenames		37,092	--	37,092

Total		$175,489	$(50,720)	$124,769

	September 30, 2005
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55,423	$(12,111)	$43,312
Non-compete	14.0	41,964	(21,596)	20,368
Technology-related	17.0	22,647	(8,686)	13,961
Other	12.7	18,346	(4,535)	13,811

	24.4	138,380	(46,928)	91,452
Non-amortizable tradenames		37,073	--	37,073

Total		$175,453	$(46,928)	$128,525

        Excluding the impact of any future acquisitions, the Company anticipates amortization of purchased intangible assets for the next five year as follows:

Fiscal Year Ending September 30,	Amount
2006 (remaining six months)	$3,656
2007	7,299
2008	7,222
2009	7,134
2010	6,672
2011	6,626

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

        Changes in the Company’s warranty liability were as follows:

	Six Months Ended March 31,
	2006	2005
Balance at beginning of period	$39,546	$35,760
Warranty provisions for the period	14,400	11,707
Settlements made during the period	(13,672)	(10,547)
Changes in liability for pre-existing warranties
during the period, including expirations	3,306	(387)
Acquisitions	--	323
Foreign currency translation adjustment	15	190

Balance at end of period	$43,595	$37,046

        In the fire and emergency segment, the Company provides guarantees of lease payments by customer-lessees to a third-party lessor of equipment purchased from the Company. The guarantee is limited to $1,000 per year in total and is supported by the residual value of the related equipment. The Company’s actual losses under these guarantees over the last ten years have been negligible. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has not recorded liabilities for pre-January 1, 2003 guarantees. For all such guarantees issued after January 1, 2003, the Company has recorded the fair value of the guarantee as a liability and a reduction of the initial revenue recognized on the sale of equipment. Liabilities accrued since January 1, 2003 for such guarantees were not significant.

9.    Credit Agreements

        The following table presents details of the Company’s short-term borrowings:

	March 31, 2006	September 30, 2005

Revolving credit facility	$18,114	$18,072
Other short-term facilities	3,241	2,889
Current maturities of long-term debt	569	560

	$21,924	$21,521

        The Company has an unsecured revolving credit facility of $500,000, which expires in September 2009. The Company may seek to increase the revolving credit facility up to an aggregate maximum outstanding amount of $750,000, subject to the satisfaction of certain conditions, including the Company not being in default under the revolving credit facility and the identification of lenders willing to provide the additional commitments. At March 31, 2006, bank borrowings of $18,114, related to €15,000 incurred to finance the acquisition of BAI Brescia Antincendi International S.r.l. and BAI Tecnica S.r.l. (together “BAI”), and outstanding letters of credit of $16,523 reduced available capacity under the Company’s revolving credit facility to $465,363.

        Interest rates on borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.50%) or the “Offshore Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.70% for Offshore Rate loans under the Company’s revolving credit facility as of March 31, 2006. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The average interest rate on bank borrowings outstanding at March 31, 2006 and September 30, 2005 was 3.35% and 2.82%, respectively.

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

        The Company’s wholly-owned subsidiary in The Netherlands, Geesink Group B.V., and certain of its affiliates are party to a €2,500 bank credit facility (the “Euro facility”), which supports a cross-border cash pooling arrangement. There were no borrowings outstanding under the Euro facility at March 31, 2006.

        London has a $6,426 (CAD 7,500) credit facility with $2,465 (CAD 2,877) in borrowings outstanding at March 31, 2006, which bears interest at a variable rate based on a bank’s prime rate plus 0.50% (6.00% at March 31, 2006).

        Other subsidiaries of the Company had other unsecured short-term debt outstanding of $776 with varying interest rates at March 31, 2006.

        The following table presents details of the Company’s long-term borrowings:

	March 31, 2006	September 30, 2005

Mortgage notes payable	$2,378	$2,554
Other	499	595

	2,877	3,149
Less current maturities of long-term debt	(569)	(560)

	$2,308	$2,589

        At March 31, 2006, the Company’s 75 percent owned subsidiaries in Italy, BAI, had outstanding mortgage loans of $2,378 (€1,969), which bear interest at a variable rate based on the three-month Euribor rate plus a margin of between 0.75% and 1.50%. The average interest rate on outstanding mortgage loans at March 31, 2006 and September 30, 2005 was 3.49% and 3.08%, respectively.

10.  Derivative Financial Instruments

        Historically, the Company has used forward foreign exchange contracts to reduce the exchange rate risk of specific foreign currency transactions. These contracts require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date.

        To protect against a reduction in value of certain forecasted foreign currency cash receipts from export sales from April 2004 through November 2006 that are denominated in British Sterling, and to protect against increases in costs of purchases of certain components from January 2005 through December 2006 that are payable in Euro, all in connection with the Company’s contract to provide certain tactical military truck systems to the United Kingdom Ministry of Defence, the Company has instituted a foreign currency cash flow hedging program. The Company has hedged a significant portion of its estimated foreign currency cash flows in connection with this contract.

        At March 31, 2006, the U.S. dollar equivalent of outstanding foreign exchange forward contracts totaled $133,296 in notional amounts, including $87,293 in contracts to sell British Sterling, $10,911 in contracts to buy British Sterling, $34,197 in contracts to purchase Euro and $895 in contracts to sell Euro. Net unrealized losses (net of related tax effect of $4,308) on outstanding foreign exchange forward contracts at March 31, 2006 totaled $7,336 and have been included in accumulated other comprehensive income. All balances are expected to be reclassified from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales and sales of products whose underlying costs contain purchases denominated in foreign currencies.

11.  Comprehensive Income

        Total comprehensive income is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net income	$49,837	$38,190	$102,905	$78,764
Currency translation adjustments	3,708	(11,575)	242	9,456
Derivative instruments, net of
income taxes	1,126	(1,279)	5,085	(7,194)

Other comprehensive income (loss)	4,834	(12,854)	5,327	2,262

Comprehensive income	$54,671	$25,336	$108,232	$81,026

        The Company funded a portion of the BAI purchase price utilizing proceeds of a Euro-denominated debt obligation. This debt obligation has been designated as a hedge of the Company’s net investment in BAI. To the extent that this debt obligation remains as an effective hedge, changes in value of the debt obligation due to changes in foreign currency are recorded within currency translation adjustments in other comprehensive income. Net (losses) for the three and six month periods ended March 31, 2006 of $(348) and $(42), respectively, have been recorded as part of the cumulative translation adjustment. Net gains (losses) for the three and six month periods ended March 31, 2005 of $1,092 and $(878), respectively, have been recorded as part of the cumulative translation adjustment.

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

        The following table reconciles net income to net income available to Common Stock holders for purposes of the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Income available to Common Stock holders:
Net income	$49,837	$38,190	$102,905	$78,764
Class A Common Stock	--	742	--	1,541

Basic income available to Common Stock holders	$49,837	$37,448	$102,905	$77,223

Diluted income available to Common Stock holders	$49,837	$38,190	$102,905	$78,764

        The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Basic weighted average shares outstanding	73,174,307	70,616,160	73,111,001	70,111,618
Effect of dilutive securities:
Class A Common Stock	--	1,610,006	--	1,611,456
Stock options and incentive compensation awards	1,232,667	1,410,822	1,172,257	1,548,094

Diluted weighted average shares outstanding	74,406,974	73,636,988	74,283,258	73,271,168

Options to purchase 26,000 shares of Common Stock were outstanding during the three and six month periods ended March 31, 2006, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Common Stock, and therefore, the effect would be anti-dilutive. An additional 395,200 shares were outstanding during the six months ended March 31, 2006, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

13.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Service cost	$1,995	$1,495	$3,990	$2,990
Interest cost	1,875	1,593	3,750	3,186
Expected return on plan assets	(2,426)	(1,878)	(4,852)	(3,756)
Amortization of prior service cost	139	128	278	256
Amortization of transition asset	(14)	(17)	(28)	(34)
Amortization of net loss	754	461	1,508	922

Net periodic benefit cost	$2,323	$1,782	$4,646	$3,564

        The Company made a $12,100 contribution to its defined benefit pension plans in the second quarter of fiscal 2006 and estimates that it may make an additional contribution ranging between $5,000 and $15,000 later in fiscal 2006. The Company made a $12,000 contribution to its pension plans in the second quarter of fiscal 2005 and another $12,500 contribution in the fourth quarter of fiscal 2005.

        Components of net periodic other post-employment benefit costs were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Service cost	$430	$265	$860	$530
Interest cost	373	272	746	544
Amortization of net losses	135	24	270	48

	$938	$561	$1,876	$1,122

        The Company made contributions to fund benefit payments of $134 and $231 for the three month periods and $256 and $376 for the six month periods ended March 31, 2006 and 2005, respectively, under its other post-employment benefit plans. The Company estimates additional contributions of approximately $750 will be made under these other post-employment plans prior to the end of fiscal 2006.

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

        At March 31, 2006 and September 30, 2005, the Company had reserves of $6,120 and $6,030, respectively, for losses related to environmental matters that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

        The Company is contingently liable under bid, performance and specialty bonds totaling approximately $212,104 and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $16,523 at March 31, 2006.

        Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $1,000 per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At March 31, 2006 and September 30, 2005, the reserve for product and general liability claims was $12,893 and $11,401, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

15.  Business Segment Information

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net sales
Fire and emergency	$221,307	$213,225	$437,736	$407,381
Defense	334,163	209,636	697,298	425,110
Commercial	299,458	255,259	520,670	496,840
Intersegment eliminations	(10,148)	(5,765)	(20,588)	(12,059)

Consolidated	$844,780	$672,355	$1,635,116	$1,317,272

Operating income (loss):
Fire and emergency	$17,886	$19,003	$38,802	$37,448
Defense	65,789	49,381	138,417	101,082
Commercial	15,335	6,458	23,636	12,083
Corporate and other	(19,284)	(12,217)	(34,128)	(20,356)

Consolidated operating income	79,726	62,625	166,727	130,257
Interest expense, net of interest income	205	(1,687)	(87)	(3,472)
Miscellaneous other income (expense)	(197)	100	(408)	(613)

Income before provision for income taxes, equity in earnings
of unconsolidated affiliates and minority interest	$79,734	$61,038	$166,232	$126,172

	March 31, 2006	September 30, 2005

Identifiable assets:
Fire and emergency:
U.S	$571,271	$516,656
Italy	57,410	59,187

Total fire and emergency	628,681	575,843
Defense - U.S.	244,957	275,663
Commercial:
U.S.(a)	556,025	497,874
Other North America	27,734	21,376
Netherlands	162,442	165,453
Other European	94,952	82,854

Total commercial	841,153	767,557
Corporate and other - U.S.	85,310	99,240

Consolidated	$1,800,101	$1,718,303

(a) Includes investment in unconsolidated partnership.

        Net sales by geographic region based on product shipment destination were as follows:

	Six Months Ended March 31,
	2006	2005
United States	$1,339,125	$1,099,734
Other North America	33,577	7,285
Europe and Middle East	201,489	188,339
Other	60,925	21,914

Consolidated	$1,635,116	$1,317,272

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

        This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Truck Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions, “Executive Overview” and “Fiscal 2006 and Beyond Outlook” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the Company’s ability to continue the turnaround of its Geesink Norba Group and McNeilus businesses, the cyclical nature of the Company’s commercial and fire and emergency markets, risks related to reductions in government expenditures, the uncertainty of government contracts, the availability of defense truck carcasses for remanufacturing, the challenges of identifying acquisition candidates and integrating acquired businesses, higher steel and component costs and the Company’s ability to avoid such cost increases based on its supply contracts or to recover such cost increases with increases in selling prices of its products, risks associated with the implementation of an enterprise resource planning system at McNeilus, the success of the launch of the Revolution® composite concrete mixer drum, the availability of commercial chassis and certain chassis components including engines, and risks associated with international operations and sales, including foreign currency fluctuations. In addition, the Company’s expectations for fiscal 2006 and beyond are based in part on certain assumptions made by the Company, which are set forth under the caption “Certain Assumptions.” Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (the “SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2006.

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

Executive Overview

        The Company reported substantially higher operating results in the three and six months ended March 31, 2006 compared to the same periods last year and expects higher operating results for its full fiscal year 2006, as follows:

	Percentage Increase vs. Prior Period
	Actual Second Quarter Fiscal 2006	Actual First Half Fiscal 2006	Full Year Fiscal 2006 Estimates
Sales	25.6%	24.1%	11.5% - 14.9%
Operating income	27.3%	28.0%	14.9% - 19.8%
Net income	30.5%	30.6%	19.2% - 24.2%
Earnings per share	28.8%	29.9%	17.0% - 21.6%

        The Company’s defense and commercial segments largely drove the improved results in the three and six month periods ended March 31, 2006. These results, along with slightly better performance by the Company’s fire and emergency segment in the first half of fiscal 2006, were partially offset by substantially higher corporate expense related to higher personnel costs, including costs related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment,” higher acquisition investigation costs and costs to start up an office in China. The Company believes that its financial performance will continue to improve in fiscal 2006 as compared to the prior year although at a slower pace than in the first half of fiscal 2006. The Company expects that growth in its second half of fiscal 2006 will be driven by improved performance in its fire and emergency and commercial segments, while the results of the defense segment are expected to approximate or decrease slightly from its prior year performance.

        The Company’s fire and emergency segment experienced sales growth of 7.5% in the first six months of fiscal 2006 and an operating income increase of 3.6%. The higher sales level reflected strong order flow for fire apparatus and homeland security products offset by a decrease in airport products sales due to the timing of orders. The Company expects to report higher rates of sales and operating income growth in this segment in the remainder of fiscal 2006 primarily due to its strong backlog of higher-margin airport products at March 31, 2006. The Company expects the segment’s sales growth percentage to be in the low teens for the fiscal year. The Company is continuing to project that fire and emergency segment margins will be relatively flat in fiscal 2006 as compared to fiscal 2005, as start-up costs related to a facility expansion at Pierce are expected to offset other margin improvement initiatives.

        Since the onset of Operation Iraqi Freedom in 2003, including the first half of fiscal 2006, the Company’s defense segment has benefited substantially from increasing U.S. Department of Defense (“DoD”) requirements for new trucks, parts, service, armoring and remanufacturing of the Company’s defense vehicles operated in Iraq. During the first half of fiscal 2006, the Company’s defense segment continued to outperform the prior year comparable period as a result of increasing requirements for heavy-payload and remanufactured trucks and an increase in parts and service sales due to requirements largely arising from conflicts in Iraq and Afghanistan. These factors caused the Company’s defense sales and operating income to increase 64.0% and 36.9%, respectively, during the first six months of fiscal 2006 compared to the first half of the prior year. Operating income increased despite strong operating income in the first half of fiscal 2005 arising from adjustments to increase fiscal 2005 operating income totaling $26.3 million related to an increase in the margin on the Medium Tactical Vehicle Replacement (“MTVR”) base contract and the recovery of pre-contract costs previously expensed on an armoring contract. For the remainder of fiscal 2006, the Company expects defense sales to maintain or slightly decrease from the fiscal 2005 sales levels, resulting in fiscal 2006 growth of approximately 22.5% to 27.0%. For the remainder of fiscal 2006, the Company expects higher new truck and remanufacturing business to offset a decline in the Company’s defense parts and service business. The Company expects operating income in the second half of fiscal 2006 to decline slightly due to a weaker product mix. The Company is projecting defense segment operating income margins to decrease approximately 200 basis points in fiscal 2006 as fiscal 2005 results benefited from $24.7 million of MTVR base contract margin adjustments.

        Sales in the Company’s commercial segment increased 4.8% in the first six months of fiscal 2006 and operating income increased 95.6%. The increase in sales was largely attributable to European refuse sales that were up 14.6% in the first six months of fiscal 2006 principally due to higher unit sales. North American sales of concrete placement and refuse units were up slightly on higher unit volume offset largely by a substantially lower mix of package sales involving a commercial truck chassis and truck body. The increase in operating income was primarily driven by the return to profitability of the Company’s European refuse business in the first six months of fiscal 2006 as compared to an operating loss of $4.2 million in the same period in the prior year. The improvement in operating income for the European refuse operation was primarily the result of improved market conditions, cost reduction activities and the restructuring of that business in fiscal 2005 to reduce costs. The financial performance in the Company’s domestic operations within this segment also improved, as improved pricing and product mix offset the impact on earnings of lower production volumes in the first quarter. Orders within the segment were strong in the first half of the year, and at March 31, 2006, the Company’s backlog in its commercial segment was up 35.7% as compared to March 31, 2005.

        The Company anticipates that its commercial segment will continue to benefit from strong demand for its products in fiscal 2006 due to changes in diesel engine emissions standards scheduled to be effective in January 2007 for diesel engines in the classes of chassis the Company sells and/or utilizes for mounting of the Company’s truck bodies. When new standards became effective in 2003, the Company experienced an acceleration of purchases of trucks and truck bodies in its commercial segment immediately prior to the effective date of the new standards and lower purchases immediately following such date. The Company believes that a similar acceleration of purchases is occurring in fiscal 2006 and early fiscal 2007, with lower purchases likely beginning in the second quarter of fiscal 2007. With the return to profitability at its European refuse business, a strong unit backlog across the segment and U.S. price increases implemented in June 2005 taking effect, the Company believes that its overall commercial segment performance will improve significantly in the second half of fiscal 2006. The Company estimates its commercial segment sales growth percentage to be in the low single digits range in fiscal 2006 as the Company expects higher pricing and unit volume to be largely offset by a lower mix of package sales involving a truck chassis and a truck body. The Company projects commercial segment operating income margins to double in fiscal 2006 as a result of a pricing strategy implemented to recover steel and component costs increases, improved performance in Europe, and cost reduction activities underway.

        The Company’s cash flow has been strong due to earnings growth. Assuming no further acquisitions, the Company estimates that cash will increase to approximately $200 million to $225 million at September 30, 2006. The Company believes the cash will allow the Company to continue to further its acquisition strategy. Over time, the Company may also repurchase stock and/or increase dividend payments to contribute to shareholder returns.

        The Company announced on May 2, 2006 that it had reaffirmed its estimate range of fiscal 2006 earnings per share assuming dilution of $2.55 — $2.65 per share. The reaffirmed estimate range reflects a number of challenges that the Company expects to face over the remainder of the year, including availability of defense truck carcasses for remanufacturing, the ongoing implementation of the Enterprise Resource Planning (“ERP”) system at McNeilus, commercial chassis and chassis component shortages and other matters.

        Please refer to “Fiscal 2006 Outlook and Beyond” and “Certain Assumptions” for a discussion of the Company’s sales, operating income, net income, earnings per share and cash estimates for fiscal 2006 and beyond.

        A surge in over-the-road truck sales has created shortages of certain components utilized by the Company, especially certain engines utilized in the Company’s defense business. The shortages have also caused periodic delays or limitations on the receipt of chassis scheduled for mounting of the Company’s truck bodies across both its fire and emergency and commercial segments. One component supplier of the Company experienced a major product defect following a product re-design and another supplier was late in delivering components, both of which reduced the Company’s second quarter sales. It is possible that some or all of such shortages and component issues could intensify during calendar 2006, which may cause the Company to miss forecasted sales and earnings estimates or incur additional costs to manage production when key components are delivered late. The Company has devoted significant resources to manage the timely delivery of key components and currently expects no material impact to its annual sales and earnings estimates for fiscal 2006, but the Company cannot provide any assurance that such conditions will not intensify in 2006.

        During fiscal 2004 and the first six months of fiscal 2005, costs rose sharply for steel and component parts containing steel, and the availability of steel has at times been limited, especially for small consumers of steel, including certain of the Company’s suppliers. The Company uses thousands of tons of steel annually and some industry experts have estimated the increase in steel costs over this period at more than 120%. Although the Company believes steel costs have stabilized, the Company could face further steel cost increases. Based on long-term agreements with suppliers, the Company has been able to avoid some of the impact of these cost increases, but not all the Company’s suppliers have been able to honor their contracts with the Company. To mitigate these increases, the Company announced multiple price increases in all of its commercial and fire and emergency business units, some of which take effect in fiscal 2006. Some customers have reacted adversely to these price increases and competitive conditions have limited, and may limit in the future, price increases and/or sales volumes in some market sectors. If steel and component cost increases resume, then the Company would expect to announce further price increases as necessary. Due to the nature of its defense business, which is generally based on firm, fixed-price contracts, the Company is generally limited in its ability to raise prices in response to rising steel and component costs. The Company generally has firm pricing from a substantial majority of its suppliers to its defense business at the time of a contract award, but it does not expect these supply contracts to fully protect the Company from steel and component cost increases in its defense segment. The Company has sought substantially higher pricing for all new defense contracts executed since the second half of fiscal 2004 to recover the higher steel and component costs experienced to date.

Results of Operations

Analysis of Consolidated Net Sales

        The following table presents net sales by business segment (in thousands):

	Second Quarter Fiscal		First Six Months Fiscal
Net sales	2006	2005	2006	2005
Fire and emergency	$221,307	$213,225	$437,736	$407,381
Defense	334,163	209,636	697,298	425,110
Commercial	299,458	255,259	520,670	496,840
Intersegment eliminations	(10,148)	(5,765)	(20,588)	(12,059)

Consolidated	$844,780	$672,355	$1,635,116	$1,317,272

Second Quarter Fiscal 2006 Compared to 2005

        Consolidated net sales increased 25.6% to $844.8 million for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. The increase in sales was driven by an increase in sales in all segments.

        Fire and emergency segment net sales increased 3.8% to $221.3 million for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 reflecting strong fire apparatus and homeland security sales, offset in part by much lower airport product sales. The decrease in airport products sales was primarily due to the timing of several large international sales that occurred in the second quarter of fiscal 2005. Airport products backlog is up 38.1% at March 31, 2006 as compared to the prior year and such sales are expected to increase substantially in the second half of the year. Two separate component issues arose late in the second quarter that precluded revenue recognition of 70 fire trucks involving potential sales of $13.6 million. Those issues are expected to be resolved in the third quarter, at which time the sales would be recognized.

        Defense segment net sales increased 59.4% to $334.2 million for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 as sales of new and remanufactured trucks almost doubled during the quarter. An increase in sales of heavy-payload and remanufactured trucks for the DoD and of wheeled tankers to the United Kingdom Ministry of Defence (“U.K. MoD”) significantly offset lower MTVR sales due to the completion of the MTVR base contract in the third quarter of fiscal 2005. Parts and service sales were up slightly compared to the second quarter of fiscal 2005 on higher armor sales. The sales growth, other than the increase attributable to the U.K. MoD, largely arose due to requirements from the conflict in Iraq.

        Commercial segment net sales increased 17.3% to $299.5 million for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. The increase in sales was largely attributable to strong demand at the Company’s North American businesses in advance of a diesel engine emission standards change effective January 1, 2007 and higher unit sales at the Company’s European refuse business offset in part by a lower mix in the U.S. of package sales involving both a truck chassis and truck body. In the second quarter, sales to large fleets were higher than historical norms. Such fleets tend to purchase their own chassis, which led to the lower mix of package sales.

First Six Months of Fiscal 2006 Compared to 2005

        Consolidated net sales increased 24.1% to $1,635.1 million for the first six months of fiscal 2006 compared to the first six months of fiscal 2005. Although the increase was primarily driven by an increase in defense segment sales, the Company experienced an increase in sales in all segments.

        Fire and emergency segment net sales increased 7.5% to $437.7 million for the six months ended March 31, 2006 compared to the same period in the prior year reflecting strong fire apparatus and homeland security sales and higher pricing across the segment, offset in part by much lower airport product sales. Sales in the first half of fiscal 2005 included several large international sales of airport products that did not reoccur in fiscal 2006. Airport products backlog was up 38.1% at March 31, 2006 as compared to the prior year, and the Company expects to report strong airport products sales and operating income for fiscal 2006.

        Defense segment net sales increased 64.0% to $697.3 million for the six months ended March 31, 2006 compared to the same period in the prior year as sales of new and remanufactured trucks increased nearly 80% during the first six months of the year. In addition, parts and services sales were up almost 40% on strong “armor-related” sales. An increase in sales of heavy-payload and remanufactured trucks for the DoD and of wheeled tankers to the U.K. MoD significantly offset lower MTVR sales due to the completion of the MTVR base contract in the third quarter of fiscal 2005. The sales growth, other than the increase attributable to the U.K. MoD, largely arose due to requirements from the conflict in Iraq.

        Commercial segment net sales increased 4.8% to $520.7 million for the six months ended March 31, 2006 compared to the same period in the prior year. The increase in sales was largely attributable to European refuse sales that were up 14.6% in the first six months of fiscal 2006 principally due to higher unit sales. North American sales of concrete placement and refuse units were up slightly on higher unit volume offset largely by a substantially lower mix of package sales.

Analysis of Consolidated Operating Income

        The following table presents operating income by business segment (in thousands):

	Second Quarter Fiscal		First Six Months Fiscal
Operating Income (expense)	2006	2005	2006	2005
Fire and emergency	$17,886	$19,003	$38,802	$37,448
Defense	65,789	49,381	138,417	101,082
Commercial	15,335	6,458	23,636	12,083
Corporate and other	(19,284)	(12,217)	(34,128)	(20,356)

Consolidated operating income	$79,726	$62,625	$166,727	$130,257

Second Quarter Fiscal 2006 Compared to 2005

        Consolidated operating income increased 27.3% to $79.7 million, or 9.4% of sales, in the second quarter of fiscal 2006 compared to $62.6 million, or 9.3% of sales, in the second quarter of fiscal 2005.

        Fire and emergency segment operating income decreased 5.9% to $17.9 million, or 8.1% of sales, in the quarter compared to $19.0 million, or 8.9% of sales, in the prior year quarter. The decrease in operating income was primarily due to a decrease in higher-margin airport product sales. Also, as previously noted, the fire and emergency segment had two component issues arise in March 2006 that prevented the recognition of revenue and associated operating income of approximately $2.0 million. Facility expansion costs at the Company’s Pierce Manufacturing Inc. fire apparatus business also negatively impacted results in the second quarter.

        Defense segment operating income increased 33.2% to $65.8 million, or 19.7% of sales, in the quarter compared to $49.4 million, or 23.6% of sales, in the prior year quarter. Earnings during the second quarter reflected a strong mix of new and remanufactured heavy-payload trucks sales, offset in part by a weaker mix of parts and service work and higher new product development spending. Operating income margins during the second quarter of fiscal 2005 were higher due to a $14.1 million increase in MTVR base contract margins, which was recorded under the percentage of completion method of accounting.

        Commercial segment operating income increased 137.5% to $15.3 million, or 5.1% of sales, in the quarter compared to $6.5 million, or 2.5% of sales, in the prior year quarter. The growth in operating income was largely due to higher-margin body-only unit volume in North America and the achievement of a profit at the Company’s European refuse operations in the second quarter of fiscal 2006 compared to an operating loss of $1.5 million in the second quarter of fiscal 2005. The improvement in operating income for the European refuse operation was primarily the result of improved market conditions, cost reduction activities and the restructuring of that business in fiscal 2005 to reduce costs.

        Corporate operating expenses and inter-segment profit elimination increased $7.1 million to $19.3 million in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. The increase in the second quarter was largely due to higher personnel costs, including an additional $1.7 million related to the expensing of stock options due to the adoption of SFAS No. 123(R), higher acquisition investigation costs and costs to start up an office in China.

        Consolidated operating expenses increased 21.6% to $69.6 million, or 8.2% of sales, in the second quarter of fiscal 2006 compared to $57.3 million, or 8.5% of sales in the second quarter of fiscal 2005, largely due to increased corporate expenses. The decrease as a percentage of sales reflects the increase in sales over a relatively fixed pool of expenses.

First Six Months Fiscal 2006 Compared to 2005

        Consolidated operating income increased 28.0% to $166.7 million, or 10.2% of sales, in the first six months of fiscal 2006 compared to $130.3 million, or 9.9% of sales, in the first six months of fiscal 2005.

        Fire and emergency segment operating income increased 3.6% to $38.8 million, or 8.9% of sales, in the first six months of fiscal 2006 compared to $37.4 million, or 9.2% of sales, in the prior year period. The increase in operating income reflects strong fire apparatus and homeland security sales and higher pricing across the segment. The decrease in operating income margins during the first half of fiscal 2006 is due to lower sales of higher-margin airport product units and expenses related to a facility expansion at the Company’s domestic fire apparatus business.

        Defense segment operating income increased 36.9% to $138.4 million, or 19.9% of sales, in the first six months of fiscal 2006 compared to $101.1 million, or 23.8% of sales, in the prior year period. Earnings during the first six months reflected a strong mix of new and remanufactured heavy-payload and U.K. wheeled tanker truck sales offset in part by a weaker mix of parts and service work and higher new product development spending. Operating income margins during the first six months of fiscal 2005 were higher due to a $22.6 million increase in MTVR base contract margins and a $3.7 million recovery of pre-contract costs expensed in fiscal 2004 related to an armoring contract.

        Commercial segment operating income increased 95.6% to $23.6 million, or 4.5% of sales, in the first six months of fiscal 2006 compared to $12.1 million, or 2.4% of sales, in the prior year period. The growth in operating income and margins in the quarter is largely due to operating income at the Company’s European refuse operations in the first six months of fiscal 2006 compared to an operating loss of $4.2 million in the first six months of fiscal 2005. The improvement in operating income for the European refuse operation was primarily the result of improved market conditions, cost reduction activities, and the restructuring of that business in fiscal 2005 to reduce costs. Operating income of other operations in the segment also improved, as improved pricing and product mix offset the impact on earnings of lower production volumes in the first quarter.

        Corporate operating expenses and inter-segment profit elimination increased $13.8 million to $34.1 million in the first six months of fiscal 2006 compared to the same period in the prior year. Favorable settlements of product liability matters aggregating $4.2 million benefited the prior year results. Also contributing to the increase were higher personnel costs, including an additional $2.9 million related to the expensing of stock options due to the adoption of SFAS No. 123(R), higher acquisition investigation costs and costs to start up an office in China.

        Consolidated operating expenses increased 25.0% to $131.6 million, or 8.0% of sales, during the first six months of fiscal 2006 compared to $105.2 million, or 8.0% of sales in the prior year period.

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2006 Compared to 2005

        Interest income net of interest expense was $0.2 million for the second quarter of fiscal 2006 compared to net interest expense of $1.7 million for the second quarter of fiscal 2005. Lower net interest costs were largely a result of lower borrowings due to the repayment of debt related to acquisitions and higher interest income from the investment of higher average cash balances.

        The effective income tax rate decreased to 38.0% for the second quarter of fiscal 2006 compared to 38.6% in the second quarter of fiscal 2005 due to the impact of a new domestic manufacturing deduction in fiscal 2006.

        Equity in earnings of unconsolidated affiliates of $0.4 million in the second quarter of fiscal 2006 and $0.9 million in fiscal 2005 primarily represents the Company’s equity interest in a lease financing partnership.

First Six Months Fiscal 2006 Compared to 2005

        Interest expense net of interest income decreased $3.4 million to $0.1 million in the first six months of fiscal 2006 compared to the same period in the prior year, largely as a result of lower borrowings due to the repayment of debt related to acquisitions and the investment of excess cash.

        The effective income tax rate decreased to 38.5% for the first six months of fiscal 2006 compared to 38.6% in the first six months of fiscal 2005 as the impact of a new manufacturing deduction was partially offset by higher state income taxes associated with higher earnings in relatively higher-tax rate states and the establishment of a valuation allowance against net operating losses in The Netherlands.

        Equity in earnings of unconsolidated affiliates of $1.0 million in the first six months of fiscal 2006 and $1.3 million in the first six months of fiscal 2005 primarily represents the Company’s equity interest in a lease financing partnership.

Financial Condition

        The utilization of cash and cash equivalents of $28.7 million and cash provided by operating activities of $9.1 million funded capital expenditures of $30.6 million and dividends of $12.3 million. Cash provided by operations during the first six months of fiscal 2006 decreased compared to cash provided by operations in the first six months of fiscal 2005. The decrease resulted from a decrease in customer advances, including the early payment of $35.0 million of performance-based payments on certain defense contracts in the fourth quarter of fiscal 2005 that were due in the first quarter of fiscal 2006. The Company’s cash flows from operations have fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to changes in working capital requirements arising principally from seasonal fluctuations in sales, the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD.

        Due to the adoption of SFAS 123(R), cash flows related to the excess tax benefits on stock-based compensation are classified as a financing cash inflow whereas previously it had been classified as an operating cash inflow. Accordingly, for the six months ended March 31, 2006, excess tax benefits of $2.7 million were reflected within financing cash inflows whereas for the six months ended March 31, 2005, $17.1 million was reflected within operating cash inflows.

        The Company’s debt-to-total capital ratio at March 31, 2006 was 2.6% compared to 2.9% at September 30, 2005.

Liquidity and Capital Resources

        The Company had cash and cash equivalents of $98.8 million and $465.4 million of unused availability under the terms of its revolving credit facility as of March 31, 2006. The Company’s primary cash requirements include working capital, capital expenditures, dividends, interest and principal payments on indebtedness and, potentially, future acquisitions.

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

        Interest rates on borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.50%) or the “Offshore Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.70% for Offshore Rate loans under the Company’s revolving credit facility as of March 31, 2006. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rate on the revolving credit facility borrowings outstanding at March 31, 2006 was 3.35%. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

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

Application of Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s application of critical accounting policies has not materially changed since that report was filed except as noted below.

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

        Operating income for the three and six months ended March 31, 2006 was adversely affected by the impact of equity-based compensation due to the implementation of SFAS No. 123(R). The Company recorded $3.1 million and $5.2 million, respectively, for equity-based compensation expense during the three and six months ended March 31, 2006, of which $1.7 million and $2.9 million, respectively, was attributable to the adoption of SFAS No. 123(R). The Company expects that equity-based compensation expense for fiscal 2006 will be approximately $10 million to $13 million based on current outstanding awards and assumptions applied. However, any significant awards granted during the remainder of fiscal 2006, required changes in the estimated forfeiture rates or significant changes in the market price of the Company’s Common Stock may impact this estimate.

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

Customers and Backlog

        Sales to the U.S. government comprised approximately 38% of the Company’s net sales in the first six months of fiscal 2006. No other single customer accounted for more than 10.0% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at March 31, 2006 increased 17.1% to $2,181.8 million compared to $1,864.0 million at March 31, 2005. Fire and emergency segment backlog increased 6.1% to $569.3 million at March 31, 2006 compared to $536.4 million at March 31, 2005 due to strong airport products orders and strong wrecker and carrier orders ahead of an April 1, 2006 price increase. The defense segment backlog increased 17.0% to $1,182.2 million at March 31, 2006 compared to $1,010.5 million at March 31, 2005, as contracts were definitized related to a federal supplemental spending bill to fund the activities of Operation Iraqi Freedom partially offset by the fulfillment of parts and services contracts for the DoD also associated with Operation Iraqi Freedom. Commercial segment backlog increased 35.7% to $430.3 million at March 31, 2006 compared to $317.2 million at March 31, 2005 due to strong market demand in the U.S. in advance of a diesel engine emissions standards change effective January 1, 2007. Unit backlog for refuse packers was up 71.5% domestically compared to backlog at March 31, 2005. Unit backlog for front-discharge concrete mixers was up 45.1%, while unit backlog for domestic rear-discharge concrete mixers increased 55.9% compared to backlog at March 31, 2005. Unit backlog for refuse packers was down 9.0% in Europe compared to backlog at March 31, 2005 due to lower orders in the second quarter of fiscal 2006 for Geesink-branded rear loaders. Approximately 33.7% of the Company’s March 31, 2006 backlog is not expected to be filled in fiscal 2006.

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

        The Company estimates the commercial segment’s sales growth percentage to be in the low single digits range in fiscal 2006 as the Company expects higher pricing and volume to be offset by a lower mix of package sales of a truck chassis and a truck body. While the Company believes that industry demand for concrete mixers and refuse packers in the U.S. in fiscal 2006 will increase 10% to 20% in advance of a diesel engine emissions standards change that becomes effective on January 1, 2007, the Company is projecting a loss in market share due to the price increases it put in place to recover increased steel and component costs. The Company expects that Geesink Norba Group refuse product sales will also be up in the high single digits range in fiscal 2006.

        The Company is projecting consolidated operating income to be up between 14.9% and 19.8% in fiscal 2006 resulting in operating income of between $307.0 million and $320.0 million, respectively.

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

        The Company estimates that corporate operating expenses and inter-segment profit eliminations will increase $22.5 million to approximately $69.0 million in fiscal 2006. The increase reflects higher personnel costs related to new hires and stock option expense as a result of the adoption of SFAS No. 123(R) effective October 1, 2005, higher legal and acquisition investigation costs and costs to start up an office in China. Also, fiscal 2005 results benefited from $4.2 million of favorable product liability settlements in the first quarter. The Company estimates that interest expense net of interest income and other expenses will decrease $7.6 million to income of $0.5 million in fiscal 2006 largely due to the repayment of the debt associated with acquisitions in fiscal 2005 and higher interest income on higher estimated average cash balances in fiscal 2006.

        The Company estimates that in fiscal 2006 its effective income tax rate will decrease from the fiscal 2005 effective rate to approximately 38.5%, equity in earnings of unconsolidated affiliates will approximate $2.0 million and minority interest in earnings will approximate $0.5 million. These estimates result in the Company’s estimate of fiscal 2006 net income between $191.0 million and $199.0 million and earnings per share between $2.55 and $2.65 per share. The Company expects that earnings per share in its third quarter will approximate $0.53 to $0.57 per share.

        By September 30, 2006, the Company expects to generate cash balances of $200 to $225 million that the Company would primarily utilize to further its acquisition strategy. Over time, the Company may also consider stock repurchases and/or to increase dividend payments to contribute to shareholder returns. The Company anticipates capital spending to approximate $64.0 million in fiscal 2006.

        In fiscal 2007, the Company believes that its financial results will improve over expected fiscal 2006 results. The Company believes that its defense segment sales will increase in fiscal 2007 over fiscal 2006, despite the scheduled completion of the production phase of the U.K. wheeled tanker contract in the first quarter of fiscal 2007, given the duration and intensity of Operation Iraqi Freedom and the U.S. Army’s modularity initiative, which, among other things, are expected to increase the DoD’s requirements for the Company’s tactical trucks and for the remanufacturing of such trucks damaged in the conflict. However, due to the complexities of U.S. funding for Operation Iraqi Freedom, the status of the federal budget overall and the unpredictable nature of military conflicts, the Company cannot provide assurance that its defense segment sales will increase in fiscal 2007. The Company expects its price increase and cost reduction initiatives in its fire and emergency and commercial segments will more than offset the impact of any demand decreases expected in fiscal 2007 from the effects of the diesel engine emissions standards changes.

        For fiscal years 2008 and 2009, the Company anticipates that the DoD requirements from Operation Iraqi Freedom will remain high, but total defense sales may decline during this period. The Company cannot reasonably expect to maintain its defense sales and operating income at the unprecedented levels of fiscal 2004 and fiscal 2005 and at the expected levels in fiscal 2006 and fiscal 2007 over the long-term unless new military conflicts arise or the Company is successful in expanding its military truck product offering. As a result, the Company expects to derive most of its sales and earnings growth, if any, after fiscal 2007 from its non-defense segments and from acquisitions. Given the Company’s low indebtedness at March 31, 2006, its cash position, significant unused availability under its revolving credit facility and the Company’s expectations for cash flow in fiscal 2006 and fiscal 2007, the Company believes that it has substantial financial resources to maintain an active acquisition strategy in support of its growth strategy over the next three to five years. However, the Company cannot predict whether suitable acquisition candidates can be identified or any acquisitions can be consummated at favorable prices and integrated effectively over the next few years given the uncertainties involved in targeting, negotiating and integrating acquisitions.

Certain Assumptions

        The expectations set forth in “Executive Overview” and “Fiscal 2006 and Beyond Outlook” are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, that the Company will be able to continue the turnaround of the business of the Geesink Norba Group sufficiently to support its current valuation resulting in no non-cash impairment charge for Geesink Norba Group goodwill; the Company’s ability to increase its operating income margins at McNeilus; the Company’s ability to recover steel and component cost increases with selling price increases to its customers; anticipated commercial segment sales in advance of and following a diesel engine emissions standards change effective January 1, 2007; the Company’s estimates for the level of concrete placement activity, housing starts and mortgage rates; the performance of the U.S. and European economies generally; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies, in particular at McNeilus and the Geesink Norba Group; the anticipated level of production and margins associated with the Family of Heavy Tactical Vehicles contract, the Indefinite Demand/Indefinite Quantity truck remanufacturing contract, the MTVR follow-on contract and international defense truck contracts; the expected level of DoD procurement of replacement parts and services and funding thereof; the Company’s estimates for capital expenditures of municipalities for fire and emergency and refuse products, of airports for aircraft rescue and snow removal products and of large commercial waste haulers generally and with the Company; federal funding levels for Department of Homeland Security and spending by governmental entities on homeland security apparatus; the availability of chassis components, including engines and commercial chassis generally; the Company’s planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the expected level of commercial “package” body and purchased chassis sales compared to “body only” sales; the Company’s ability to integrate acquired businesses and achieve expected synergies; the Company’s estimates of the impact of changing fuel prices and credit availability on capital spending of towing operators; anticipated levels of capital expenditures; the Company’s estimates for costs relating to litigation, product warranty, insurance, stock options and restricted stock awards, personnel and raw materials; the Company’s estimates for debt levels, interest rates, working capital needs and effective tax rates; and that the Company does not complete any further acquisitions. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results that the forward-looking statements contemplate.

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

        The Company’s export sales have historically been denominated in the Company’s functional currency, the U.S. dollar. In March 2003, the Company entered into a multi-year contract to provide Wheeled Tanker systems to the U.K. MoD. This contract, which is included in the Company’s backlog at March 31, 2006 and which calls for deliveries in fiscal 2006 and fiscal 2007, is denominated in British Sterling. Additionally, in connection with this Wheeled Tanker contract, the Company has entered into requirements subcontracts with various third parties. Certain of these subcontracts call for payments in Euro and British Sterling. The Company has hedged a significant portion of the forecasted cash flows related to this contract by entering into forward foreign exchange contracts. Any portion of these contractual cash flows that remain unhedged will subject the Company to foreign currency transaction risk and related financial volatility. See “Note 10 to the Condensed Consolidated Financial Statements” for details regarding the Company’s use of forward foreign exchange contracts in connection with the Wheeled Tanker contract and other forecasted purchases and sales denominated in foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2006. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2006 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        Changes in internal control. McNeilus is in the process of a three-phase implementation to upgrade its financial systems to an integrated enterprise resource planning system (the “ERP System”). The implementation included the installation in October 2005 of new hardware and software and resulted in certain changes to business processes and internal controls impacting financial reporting. Additional major hardware and software changes are scheduled for the third quarter of fiscal 2006 and in the first half of fiscal 2007. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include providing training related to business process changes and the ERP System software to individuals using the ERP System to carry out their job responsibilities as well as those who rely on the financial information. Oversight activities have increased during the transition period and a support organization has been established to monitor system operations, answer user questions, resolve issues in a timely manner, and report trends to management. Also, redundant controls have been established in key areas to assure the accuracy of financial reporting.

        There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

      None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of the Company’s Common Stock. The Company did not repurchase any shares under the authorization during the quarter ended March 31, 2006. As of March 31, 2006, the Company had authority to repurchase 3,230,790 shares of Common Stock under that program. The repurchase authorization does not expire.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of shareholders held on February 7, 2006, all of the persons nominated as directors were elected. The following table sets forth certain information with respect to such election.

Name of Nominee	Shares Voted for	Shares Withholding Authority	Other Shares Not Voted

J. W. Andersen	65,476,221	1,744,500	6,383,831
R. G. Bohn	65,353,192	1,867,529	6,383,831
R. A. Cornog	66,788,516	432,205	6,383,831
R. M. Donnelly	66,848,490	372,231	6,383,831
D. V. Fites	66,772,294	448,427	6,383,831
F. M. Franks, Jr.	66,795,509	425,212	6,383,831
M. W. Grebe	65,541,556	1,679,165	6,383,831
K. J. Hempel	66,864,757	355,964	6,383,831
H. N. Medvin	66,793,486	427,235	6,383,831
J. P. Mosling, Jr.	61,775,654	5,445,067	6,383,831
R. G. Sim	66,786,836	433,885	6,383,831

        Also at the annual meeting of shareholders held on February 7, 2006, the proposal to ratify the appointment of Deloitte & Touche LLP, an independent registered public accounting firm, as the Company's independent auditors for the fiscal year ending September 30, 2006, was approved by a vote of the shareholders as follows:

Shares Voted for	Shares Voted Against	Abstentions

67,096,115	18,566	106,040

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 2, 2006.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 2, 2006.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated May 2, 2006.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated May 2,2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH TRUCK CORPORATION
May 2, 2006	/S/ R. G. Bohn
R. G. Bohn
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)
May 2, 2006	/S/ C. L. Szews
C. L. Szews
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
May 2, 2006	/S/ T. J. Polnaszek
T. J. Polnaszek
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 2, 2006.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 2, 2006.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated May 2, 2006.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated May 2, 2006.