Form 10-Q
period 2006-06-30
OSHKOSH TRUCK CORP
filed 2006-08-01
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of July 28, 2006, 73,634,702 shares of the Registrant’s Common Stock were outstanding.

OSHKOSH TRUCK CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED JUNE 30, 2006

		Page
PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Consolidated Statements of Income for the
	Three Months and Nine Months Ended June 30, 2006 and 2005	3
	Condensed Consolidated Balance Sheets at
	June 30, 2006 and September 30, 2005	4
	Condensed Consolidated Statement of Shareholders' Equity for the
	Nine Months Ended June 30, 2006	5
	Condensed Consolidated Statements of Cash Flows for the
	Nine Months Ended June 30, 2006 and 2005	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	21
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4.	CONTROLS AND PROCEDURES	32
PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	33
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33
ITEM 6.	EXHIBITS	33
SIGNATURES		34
EXHIBIT INDEX		35

PART I –FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statements of Income
(In thousands, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net sales	$887,919	$818,912	$2,523,035	$2,136,184
Cost of sales	732,629	695,068	2,069,457	1,776,856

Gross income	155,290	123,844	453,578	359,328
Operating expenses:
Selling, general and administrative	70,841	58,827	198,617	160,332
Amortization of purchased intangibles	1,832	2,046	5,617	5,768

Total operating expenses	72,673	60,873	204,234	166,100

Operating income	82,617	62,971	249,344	193,228
Other income (expense):
Interest expense	(1,293)	(1,880)	(4,212)	(6,370)
Interest income	1,625	481	4,457	1,499
Miscellaneous, net	(301)	(224)	(709)	(837)

	31	(1,623)	(464)	(5,708)

Income before provision for income taxes,
equity in earnings of unconsolidated
affiliates and minority interest	82,648	61,348	248,880	187,520
Provision for income taxes	30,058	23,493	94,061	72,195

Income before equity in earnings of
unconsolidated affiliates and
minority interest	52,590	37,855	154,819	115,325
Equity in earnings of unconsolidated
affiliates, net of income taxes	880	977	1,878	2,317
Minority interest, net of income taxes	(56)	(143)	(378)	(189)

Net income	$53,414	$38,689	$156,319	$117,453

Earnings per share:
Basic	$0.73	$0.53	$2.14	$1.63
Diluted	$0.72	$0.52	$2.10	$1.60

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2006	September 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$221,703	$127,507
Receivables, net	287,718	280,247
Inventories, net	543,569	489,997
Deferred income taxes	41,291	36,618
Other current assets	20,433	20,015

Total current assets	1,114,714	954,384
Investments in unconsolidated affiliates	18,569	20,280
Property, plant and equipment, net	213,371	193,026
Goodwill, net	405,523	399,875
Purchased intangible assets, net	123,439	128,525
Other long-term assets	26,499	22,213

Total assets	$1,902,115	$1,718,303

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$223,703	$226,768
Revolving credit facility and current maturities of long-term debt	26,501	21,521
Customer advances	300,671	303,090
Floor plan notes payable	30,773	21,332
Payroll-related obligations	52,475	47,460
Income taxes payable	18,438	11,571
Accrued warranty	48,380	39,546
Deferred revenue	23,102	25,457
Other current liabilities	76,419	78,794

Total current liabilities	800,462	775,539
Long-term debt	2,083	2,589
Deferred income taxes	51,030	55,443
Other long-term liabilities	63,592	62,917
Commitments and contingencies
Minority interest	3,671	3,145
Shareholders' equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized;
none issued and outstanding)	--	--
Common Stock ($.01 par value; 300,000,000 shares authorized;
73,619,702 and 73,376,914 issued and outstanding, respectively)	736	733
Additional paid-in capital	198,868	192,153
Retained earnings	755,927	619,290
Accumulated other comprehensive income	25,746	12,550
Unearned compensation	--	(6,056)

Total shareholders' equity	981,277	818,670

Total liabilities and shareholders' equity	$1,902,115	$1,718,303

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity
(In thousands, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation on Restricted Stock	Total
Balance at September 30, 2005	$733	$192,153	$619,290	$12,550	$(6,056)	$818,670
Reclassification of unearned compensation
to additional paid-in capital upon adoption
of Financial Accounting Standards
No. 123(R) - See Note 2	--	(6,056)	--	--	6,056	--
Net income	--	--	156,319	--	--	156,319
Change in fair value of derivative instruments,
net of tax of $2,504	--	--	--	4,219	--	4,219
Currency translation adjustments	--	--	--	8,977	--	8,977
Cash dividends ($0.2675 per share)	--	--	(19,682)	--	--	(19,682)
Exercise of stock options	3	2,562	--	--	--	2,565
Tax benefit related to stock options exercised	--	3,045	--	--	--	3,045
Stock-based compensation expense
related to employee stock-based awards	--	7,164	--	--	--	7,164

Balance at June 30, 2006	$736	$198,868	$755,927	$25,746	$--	$981,277

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands; unaudited)

	Nine Months Ended June 30,
	2006	2005
Operating activities:
Net income	$156,319	$117,453
Non-cash and other adjustments	24,005	26,446
Changes in operating assets and liabilities	(34,674)	(42,206)

Net cash provided by operating activities	145,650	101,693
Investing activities:
Acquisition of businesses, net of cash acquired	--	(31,302)
Additions to property, plant and equipment	(40,482)	(21,716)
Proceeds from sale of assets	365	194
(Increase) decrease in other long-term assets	(996)	4,986

Net cash used by investing activities	(41,113)	(47,838)
Financing activities:
Net borrowings (repayments) under revolving credit facilities	3,750	(52,263)
Repayment of long-term debt	(471)	(603)
Proceeds from exercise of stock options	2,565	24,149
Excess tax benefits from stock-based compensation	2,700	--
Dividends paid	(19,682)	(11,073)

Net cash used by financing activities	(11,138)	(39,790)
Effect of exchange rate changes on cash	797	(1,084)

Increase in cash and cash equivalents	94,196	12,981
Cash and cash equivalents at beginning of period	127,507	30,081

Cash and cash equivalents at end of period	$221,703	$43,062

Supplementary disclosures:
Depreciation and amortization	$26,664	$23,490
Cash paid for interest	4,039	5,872
Cash paid for income taxes	96,930	55,991

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

        In the three month and nine month periods ended June 30, 2005, the Company recorded cumulative catch-up adjustments to increase the life-to-date margin recognized on its multi-year Medium Tactical Vehicle Replacement (“MTVR”) production contract which was accounted for under the “percentage-of-completion” method. The adjustments resulted from the final negotiations during the period of disputed pricing on two components of the MTVR truck, improved overhead absorption under the contract due to increased overall defense segment production volume and other items. These changes increased operating income for the three and nine month periods ended June 30, 2005 by $2,100 and $24,700, net income by $1,200 and $15,100 and earnings per share by $0.02 and $0.21, respectively, including amounts related to revenues recorded in prior periods of $1,700 and $23,100 in operating income, $1,000 and $14,200 in net income and $0.01 and $0.19 in earnings per share for the three and nine month periods ended June 30, 2005, respectively. This contract was completed in the third quarter of fiscal 2005.

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

        In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

2.    Stock-Based Compensation

        Effective October 1, 2005, the Company adopted SFAS No. 123(R) using the modified prospective method. The modified prospective method requires compensation costs to be recognized beginning on the effective date (a) based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for all stock-based payments granted prior to, but not yet vested as of October 1, 2005, and (b) based on the grant-date fair value estimated in accordance with the provision of SFAS No. 123(R) for all stock-based payments granted subsequent to October 1, 2005. As such, prior periods will not reflect restated amounts. Pursuant to SFAS No. 123(R), unearned compensation that was reflected as a reduction to shareholders’ equity as of September 30, 2005 totaling $6,056 was reclassified and reflected as a reduction to the Company’s additional paid-in capital.

        Prior to October 1, 2005, the Company accounted for its stock options under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Thus, the Company did not recognize any stock-based employee compensation costs related to stock options prior to fiscal 2006. As a result of adopting SFAS No. 123(R) on October 1, 2005, the Company’s income before provision for income taxes, equity in earnings of unconsolidated affiliates and minority interest and net income for the three and nine month periods ended June 30, 2006, are $1,091 and $3,983 and $671 and $2,449 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Had the Company not adopted the provisions of SFAS 123(R), diluted earnings per share for the three and nine month periods ended June 30, 2006 would have been $0.73 and $2.13, respectively, compared to the reported diluted income per share of $0.72 and $2.10, respectively.

        The Company historically has applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company then recognized any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS No. 123(R), the Company was required to apply a non-substantive vesting period approach whereby compensation expense is accelerated for those employees receiving awards subsequent to October 1, 2005 who are eligible to retire prior to normal vesting of the award. Had the Company applied the non-substantive vesting period approach prior to October 1, 2005, when the Company was subject to SFAS No. 123, pre-tax compensation cost for the nine months ended June 30, 2006 would have decreased by $1,177 and pre-tax compensation cost for the nine months ended June 30, 2005 would have increased by $62.

        Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. A $2,700 excess tax benefit classified as a financing cash inflow in the first nine months of fiscal 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

        For the three and nine month periods ended June 30, 2006, compensation cost charged against income for stock-based compensation plans was $1,914 and $7,164, respectively. The corresponding income tax benefit recognized for stock-based compensation plans for the three and nine month periods ended June 30, 2006 was $597 and $2,340, respectively.

        Incentive Stock and Awards Plans – The Company’s 2004 Incentive Stock and Awards Plan (the “2004 Plan”), which replaced the 1990 Incentive Stock Plan (the “1990 Plan”), as amended, allows for both stock options and restricted stock awards to be granted to officers, other key employees and directors of the Company. All stock options granted under the Company’s stock option plans have an exercise price equal to the market value of the underlying shares of the Company’s Common Stock (the “Common Stock”) on the grant date, vest ratably on the first, second and third anniversary of the date of grant and expire not later than ten years and one month after the grant date. There are no vesting provisions tied to performance conditions for any outstanding options and restricted stock awards. Vesting for all outstanding options and restricted stock awards is based solely on continued service as an employee of the Company. The stock options and restricted stock awards generally vest upon retirement. The Company generally uses either treasury stock or will issue new Common Stock to satisfy stock option exercises.

        The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized by the Company for options in pro forma footnote disclosures required under SFAS No. 123. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of the Company’s Common Stock at the grant date. Such fair values are recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated method of expense recognition under SFAS No. 123(R).

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

	Nine Months Ended June 30,
Options Granted During	2006	2005
Risk-free interest rate	4.52%	3.70%
Expected volatility	36.90%	31.00%
Expected dividend yield	0.70%	0.73%
Expected term (in years)	5.40	4.27

        A summary of option activity under the 2004 Plan and 1990 Plan as of June 30, 2006 and changes during the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at October 1, 2005	2,868,506	$20.16
Granted	28,288	53.52
Exercised	(234,700)	10.93

Outstanding at June 30, 2006	2,662,094	$21.33	6.8	$69,902

Exercisable at June 30, 2006	1,695,124	$15.27	5.8	$54,662

        The weighted-average grant-date fair value of options granted during the nine months ended June 30, 2006 and 2005 was $20.44 and $10.71, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2006 and 2005 was $7,808 and $63,735, respectively. As of June 30, 2006, there was approximately $3,197 of remaining unamortized stock-based compensation expense associated with unvested stock options, which will be expensed over the remaining service period through February 2009.

        Restricted Stock Awards – A summary of the status of the Company’s restricted shares as of June 30, 2006 and changes during the nine months then ended is presented below:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Restricted at October 1, 2005	435,012	$21.57
Granted	11,938	53.54
Vested	(4,160)	36.95

Restricted at June 30, 2006	442,790	$22.28

        As of June 30, 2006, there was approximately $3,515 of remaining unamortized deferred compensation associated with restricted stock awards, which will be expensed over the remaining service period through February 2009. The total fair value of shares vested during the nine months ended June 30, 2006 was $203. No shares vested during the nine months ended June 30, 2005.

        Fair Value Disclosures — Prior to Adoption of SFAS No. 123(R) –Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, the Company’s net income and earnings per share for the three and nine month periods ended June 30, 2005 would have been reduced to the following pro forma amounts:

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net income, as reported	$38,689	$117,453
Add: Stock-based employee compensation expense recorded for
restricted stock awards, net of related tax effects	646	1,880
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(1,607)	(4,098)

	(961)	(2,218)

Pro forma net income	$37,728	$115,235

Earnings per share:
Basic - as reported	$0.53	$1.63
Basic - pro forma	0.52	1.60
Diluted - as reported	$0.52	$1.60
Diluted - pro forma	0.51	1.57

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

        Pro forma condensed consolidated operating results of the Company for the nine months ended June 30, 2005, assuming that the London and CON-E-CO acquisitions had occurred on October 1, 2004, are as follows:

Net sales	$2,147,272
Net income	117,650
Earnings per share:
Basic	$1.64
Diluted	1.60

        The pro forma information is not necessarily indicative of what the results of operations would actually have been had the acquisitions occurred on October 1, 2004.

4.    Inventories

        Inventories consist of the following:

	June 30, 2006	September 30, 2005
Raw materials	$221,267	$221,596
Partially finished products	251,640	236,740
Finished products	164,445	125,537

Inventories at FIFO cost	637,352	583,873
Less: Progress/performance-based payments on
U.S. government contracts	(61,041)	(66,983)
Excess of FIFO cost over LIFO cost	(32,742)	(26,893)

	$543,569	$489,997

        Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

5.    Investments in Unconsolidated Affiliates

        The Company’s investment in unconsolidated affiliates consists primarily of an interest in Oshkosh/McNelius Financial Services Partnership (“OMFSP”). The Company and an unaffiliated third party are general partners in OMFSP. OMFSP was formed in 1998 when each partner contributed existing lease assets (and in the case of the Company, related notes payable to third party lenders that were secured by such leases) to capitalize the partnership. OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing, primarily to customers of the Company. OMFSP purchases trucks, truck bodies and concrete batch plants from the Company, the Company’s affiliates and, occasionally, unrelated third parties for lease to user-lessees. Company sales to OMFSP were $50,771 and $49,977 for the nine months ended June 30, 2006 and 2005, respectively. Banks and other third party financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is recourse to, OMFSP. All such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of FIN 46(R), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

        Included in investments in unconsolidated affiliates in the Company’s Condensed Consolidated Balance Sheet at June 30, 2006 is the Company’s investment in OMFSP of $16,219, which represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in OMFSP.

        Summarized financial information of OMFSP is as follows:

	June 30, 2006	September 30, 2005
Cash and cash equivalents	$2,248	$3,774
Lease assets, net	194,285	189,268
Other assets	683	606

	$197,216	$193,648

Notes payable	$159,507	$154,820
Other liabilities	6,263	3,605
Partners' equity	31,446	35,223

	$197,216	$193,648

	Nine Months Ended June 30,
	2006	2005
Interest income	$8,263	$8,383
Net interest income	2,222	2,586
Excess of revenues over expenses	2,569	3,391

6.    Property, Plant and Equipment

        The following table presents details of the Company’s property, plant and equipment:

	June 30, 2006	September 30, 2005
Land and land improvements	$23,179	$20,319
Equipment on operating lease to others	1,803	1,731
Buildings	131,905	116,660
Machinery and equipment	227,231	206,829
Construction in progress	6,470	9,802

	390,588	355,341
Less accumulated depreciation	(177,217)	(162,315)

	$213,371	$193,026

7.    Goodwill and Purchased Intangible Assets

        The following table presents the changes in goodwill during the nine months ended June 30, 2006:

Segment	September 30, 2005	Acquisitions	Adjustments	June 30, 2006
Commercial	$253,315	$--	$5,328	$258,643
Fire and emergency	146,560	--	320	146,880

Total	$399,875	$--	$5,648	$405,523

        The adjustments include an increase of $5,835 resulting from currency translation adjustments and a decrease of $187 resulting from adjustments of tax assets related to the acquisition of London.

        The following tables present details of the Company’s purchased intangible assets:

	June 30, 2006
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55,424	$(13,195)	$42,229
Non-compete	14.0	42,007	(23,917)	18,090
Technology-related	17.0	22,864	(9,825)	13,039
Other	12.7	18,377	(5,693)	12,684

	24.4	138,672	(52,630)	86,042
Non-amortizable tradenames		37,397	--	37,397

Total		$176,069	$(52,630)	$123,439

	September 30, 2005
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55,423	$(12,111)	$43,312
Non-compete	14.0	41,964	(21,596)	20,368
Technology-related	17.0	22,647	(8,686)	13,961
Other	12.7	18,346	(4,535)	13,811

	24.4	138,380	(46,928)	91,452
Non-amortizable tradenames		37,073	--	37,073

Total		$175,453	$(46,928)	$128,525

        Excluding the impact of any future acquisitions, the Company anticipates amortization of purchased intangible assets for the next five years as follows:

Fiscal Year Ending September 30,	Amount
2006 (remaining three months)	$1,846
2007	7,308
2008	7,231
2009	7,148
2010	6,685
2011	6,632

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

        Changes in the Company’s warranty liability were as follows:

	Nine Months Ended June 30,
	2006	2005
Balance at beginning of period	$39,546	$35,760
Warranty provisions for the period	22,635	18,824
Settlements made during the period	(20,686)	(15,903)
Changes in liability for pre-existing warranties
during the period, including expirations	6,675	(150)
Acquisitions	--	323
Foreign currency translation adjustment	210	(29)

Balance at end of period	$48,380	$38,825

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

9.    Credit Agreements

        The following table presents details of the Company’s short-term borrowings:

	June 30, 2006	September 30, 2005
Revolving credit facility	$18,827	$18,072
Other short-term facilities	7,017	2,889
Current maturities of long-term debt	657	560

	$26,501	$21,521

        The Company has an unsecured revolving credit facility of $500,000, which expires in September 2009. The Company may seek to increase the revolving credit facility up to an aggregate maximum outstanding amount of $750,000, subject to the satisfaction of certain conditions, including the Company not being in default under the revolving credit facility and the identification of lenders willing to provide the additional commitments. At June 30, 2006, bank borrowings of $18,827, related to €15,000 incurred to finance the acquisition of BAI Brescia Antincendi International S.r.l. and BAI Tecnica S.r.l. (together “BAI”), and outstanding letters of credit of $19,597 reduced available capacity under the Company’s revolving credit facility to $461,576.

        Interest rates on borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.50%) or the “Offshore Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.70% for Offshore Rate loans under the Company’s revolving credit facility as of June 30, 2006. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The average interest rate on bank borrowings outstanding at June 30, 2006 and September 30, 2005 was 3.61% and 2.82%, respectively.

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

        The Company’s wholly-owned subsidiary in The Netherlands, Geesink Group B.V., and certain of its affiliates are party to a €2,500 bank credit facility (the “Euro facility”), which supports a cross-border cash pooling arrangement. There were no borrowings outstanding under the Euro facility at June 30, 2006.

        London has a $6,698 (CAD 7,500) credit facility which bears interest at a variable rate based on a bank’s prime rate plus 0.50% (6.50% at June 30, 2006). There were no borrowings outstanding under the London facility at June 30, 2006.

        At June 30, 2006, BAI had $6,123 (€4,879) in borrowings outstanding under various bank credit facilities. The facilities, which are unsecured, allow for borrowings up to $28,303 (€22,550) and bear interest at variable rates (3.45% at June 30, 2006).

        Other subsidiaries of the Company had other unsecured short-term debt outstanding of $894 with varying interest rates at June 30, 2006.

        The following table presents details of the Company’s long-term borrowings:

	June 30, 2006	September 30, 2005
Mortgage notes payable	$2,291	$2,554
Other	449	595

	2,740	3,149
Less current maturities of long-term debt	(657)	(560)

	$2,083	$2,589

        At June 30, 2006, the Company’s 75 percent owned subsidiaries in Italy, BAI, had outstanding mortgage loans of $2,291 (€1,825), which bear interest at a variable rate based on the three-month Euribor rate plus a margin of between 0.75% and 1.50%. The average interest rate on outstanding mortgage loans at June 30, 2006 and September 30, 2005 was 4.01% and 3.08%, respectively.

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

        At June 30, 2006, the U.S. dollar equivalent of outstanding foreign exchange forward contracts totaled $84,427 in notional amounts, including $59,327 in contracts to sell British Sterling, $1,428 in contracts to sell Euro and $23,672 in contracts to purchase Euro. Net unrealized losses (net of related tax effect of $4,844) on outstanding foreign exchange forward contracts at June 30, 2006 totaled $8,202 and have been included in accumulated other comprehensive income. All balances are expected to be reclassified from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales and sales of products whose underlying costs contain purchases denominated in foreign currencies.

11.    Comprehensive Income

        Total comprehensive income is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net income	$53,414	$38,689	$156,319	$117,453
Currency translation adjustments	8,735	(13,536)	8,977	(4,080)
Derivative instruments, net of
income taxes	(866)	6,152	4,219	(1,042)

Other comprehensive income (loss)	7,869	(7,384)	13,196	(5,122)

Comprehensive income	$61,283	$31,305	$169,515	$112,331

        The Company funded a portion of the BAI purchase price utilizing proceeds of a Euro-denominated debt obligation. This debt obligation has been designated as a hedge of the Company’s net investment in BAI. To the extent that this debt obligation remains as an effective hedge, changes in the value of the debt obligation due to changes in foreign currency are recorded within currency translation adjustments in other comprehensive income. Net losses for the three and nine month periods ended June 30, 2006 of $713 and $755, respectively, have been recorded as part of the cumulative translation adjustment. Net gains for the three and nine month periods ended June 30, 2005 of $1,275 and $398, respectively, have been recorded as part of the cumulative translation adjustment.

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

        The following table reconciles net income to net income available to Common Stock holders for purposes of the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Income available to Common Stock holders:
Net income	$53,414	$38,689	$156,319	$117,453
Class A Common Stock	--	230	--	1,733

Basic income available to Common Stock holders	$53,414	$38,459	$156,319	$115,720

Diluted income available to Common Stock holders	$53,414	$38,689	$156,319	$117,453

        The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	73,180,762	72,019,250	73,134,255	70,747,494
Effect of dilutive securities:
Class A Common Stock	--	565,634	--	1,262,848
Stock options and incentive compensation awards	1,310,521	1,298,194	1,228,296	1,459,774

Diluted weighted average shares outstanding	74,491,283	73,883,078	74,362,551	73,470,116

        Options to purchase 26,000 shares of Common Stock were outstanding during the nine month period ended June 30, 2006, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Common Stock, and therefore, the effect would be anti-dilutive.

        Options to purchase 30,500 shares of Common Stock were outstanding during the nine month period ended June 30, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Common Stock, and therefore, the effect would be anti-dilutive.

13.    Employee Benefit Plans

        Components of net periodic pension benefit cost were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Service cost	$1,995	$1,495	$5,985	$4,485
Interest cost	1,875	1,593	5,625	4,779
Expected return on plan assets	(2,426)	(1,878)	(7,278)	(5,634)
Amortization of prior service cost	139	128	417	384
Amortization of transition asset	(14)	(17)	(42)	(51)
Amortization of net loss	754	461	2,262	1,383

Net periodic benefit cost	$2,323	$1,782	$6,969	$5,346

        The Company made a $12,100 contribution to its defined benefit pension plans in the second quarter of fiscal 2006 and estimates that it may make an additional contribution ranging between $5,000 and $15,000 in the fourth quarter of fiscal 2006. The Company made a $12,000 contribution to its pension plans in the second quarter of fiscal 2005 and another $12,500 contribution in the fourth quarter of fiscal 2005.

        Components of net periodic other post-employment benefit costs were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Service cost	$430	$265	$1,290	$795
Interest cost	373	272	1,119	816
Amortization of net losses	135	24	405	72

	$938	$561	$2,814	$1,683

        The Company made contributions to fund benefit payments of $139 and $176 for the three month periods and $395 and $552 for the nine month periods ended June 30, 2006 and 2005, respectively, under its other post-employment benefit plans. The Company estimates additional contributions of approximately $150 will be made under these other post-employment plans prior to the end of fiscal 2006.

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

        The Company has identified potential soil and groundwater contamination impacts from solvents and/or metals at three of its manufacturing sites related to the Geesink Norba Group. The Company is conducting studies to identify if remediation is required. Based on current estimates, the Company believes its liability at these sites will not be material and any responsibility of the Company is adequately covered through reserves established by the Company.

        At June 30, 2006 and September 30, 2005, the Company had reserves of $6,200 and $6,000, respectively, for losses related to environmental matters that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on its financial position, results of operations or liquidity.

        The Company is contingently liable under bid, performance and specialty bonds totaling approximately $225,724 and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $19,597 at June 30, 2006.

        Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $1,000 per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At June 30, 2006 and September 30, 2005, the reserve for product and general liability claims was $13,153 and $11,401, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

        The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings that arise in the ordinary course of business. In addition, in May 2006 Armor Holdings, Inc. (“Armor Holdings”) announced that it was considering filing a lawsuit against the Company alleging, among other things, that the Company tortiously interfered with a merger agreement between Armor Holdings and Stewart & Stevenson Services, Inc. The Company believes that any such potential claim is without merit and intends to vigorously defend any such action should it be filed. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

15.    Business Segment Information

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net sales
Fire and emergency	$255,314	$222,670	$693,050	$630,051
Defense	291,366	280,985	988,664	706,095
Commercial	350,561	322,346	871,231	819,186
Intersegment eliminations	(9,322)	(7,089)	(29,910)	(19,148)

Consolidated	$887,919	$818,912	$2,523,035	$2,136,184

Operating income (loss):
Fire and emergency	$29,760	$23,132	$68,562	$60,580
Defense	49,013	45,955	187,430	147,037
Commercial	25,388	7,212	49,024	19,295
Corporate and other	(21,544)	(13,328)	(55,672)	(33,684)

Consolidated operating income	82,617	62,971	249,344	193,228
Interest expense, net of interest income	332	(1,399)	245	(4,871)
Miscellaneous other income (expense)	(301)	(224)	(709)	(837)

Income before provision for income taxes, equity in earnings
of unconsolidated affiliates and minority interest	$82,648	$61,348	$248,880	$187,520

	June 30, 2006	September 30, 2005
Identifiable assets:
Fire and emergency:
U.S	$573,669	$516,656
Italy	65,604	59,187

Total fire and emergency	639,273	575,843
Defense - U.S.	217,251	275,663
Commercial:
U.S.(a)	548,431	497,874
Other North America	25,975	21,376
The Netherlands	168,527	165,453
Other European	97,810	82,854

Total commercial	840,743	767,557
Corporate and other - U.S.	204,848	99,240

Consolidated	$1,902,115	$1,718,303

(a) Includes investment in unconsolidated partnership.

        Net sales by geographic region based on product shipment destination were as follows:

	Nine Months Ended June 30,
	2006	2005
United States	$2,067,663	$1,781,348
Other North America	59,125	23,464
Europe and Middle East	318,111	266,981
Other	78,136	64,391

Consolidated	$2,523,035	$2,136,184

16.    Subsequent Events

        On July 31, 2006, the Company completed the acquisition of AK Specialty Vehicles (“AK”). AK is a leader in mobile medical, homeland security command and communications, and broadcast vehicles headquartered in Harvey, Illinois. The acquisition of AK will be accounted for using the purchase accounting provisions of SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The Company plans to include AK in its fire and emergency business segment. Operating results will be included in the Company’s consolidated financial statements from the date of acquisition. The purchase price, including acquisition costs, will be allocated based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill. The purchase price for the AK acquisition was approximately $140,000 in cash before transaction fees and expenses. The operating results of AK are not expected to be material to the Company.

        On July 28, 2006, the Company announced that it had entered into an agreement to acquire Iowa Mold Tooling Co., Inc. (“IMT”) for $131,000 in cash. IMT is a North American manufacturer of field service vehicles and articulating cranes for niche markets. The acquisition of IMT will be accounted for using the purchase accounting provisions of SFAS No. 141. The Company plans to include IMT in its commercial business segment. Operating results will be included in the Company’s consolidated financial statements from the date of acquisition. The purchase price, including acquisition costs, will be allocated based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill. The operating results of IMT are not expected to be material to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

        This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Truck Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions, “Executive Overview,” “Fiscal 2006 Outlook” and “Fiscal 2007 and Beyond Outlook” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the Company’s ability to continue the turnaround of its Geesink Norba Group business, the effects on vocational truck demand as a result of diesel engine emissions standards changes effective January 1, 2007, the cyclical nature of the Company’s commercial and fire and emergency markets, risks related to reductions in government expenditures, the uncertainty of government contracts, the availability of defense truck carcasses for remanufacturing, the challenges of identifying acquisition candidates and integrating acquired businesses, risks associated with the implementation of an enterprise resource planning system at McNeilus Companies, Inc., the success of the Revolution® composite concrete mixer drum, the availability of commercial chassis and certain chassis components including engines, and risks associated with international operations and sales, including foreign currency fluctuations. In addition, the Company’s expectations for fiscal 2006 and 2007 are based in part on certain assumptions made by the Company, which are set forth under the caption “Certain Assumptions.” Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (the “SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2006.

        All forward-looking statements, including those under the captions “Executive Overview,” “Fiscal 2006 Outlook” and “Fiscal 2007 and Beyond Outlook” speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. The Company has adopted a policy that if the Company makes a determination that it expects the Company’s earnings per share for future periods for which projections are contained in this Quarterly Report on Form 10-Q to be lower than those projections, then the Company will publicly disseminate that fact. The Company’s policy also provides that if the Company makes a determination that it expects the Company’s earnings per share for future periods to be at or above the projections contained in this Quarterly Report on Form 10-Q, then the Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

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

Executive Overview

        The Company reported substantially higher operating results in the three and nine months ended June 30, 2006 compared to the same periods last year and expects higher operating results for its full fiscal year 2006 and 2007, as follows:

	Percentage Increase vs. Prior Period
	Actual Third Quarter Fiscal 2006	Actual First Nine Months Fiscal 2006	Full Year Fiscal 2006 Estimates	Full Year Fiscal 2007 Estimates
Sales	8.4%	18.1%	14.9% - 16.6%	5.8% - 10.3%
Operating income	31.2%	29.0%	20.1% - 22.4%	14.1% - 19.9%
Net income	38.1%	33.1%	25.5% - 28.0%	13.2% - 19.2%
Earnings per share	38.5%	31.3%	23.9% - 26.1%	10.9% - 16.7%

        The Company experienced sales and operating income growth in all three of the Company’s segments for the three and nine month periods ended June 30, 2006. These results were partially offset by substantially higher corporate expenses related to higher acquisition investigation and related costs, higher personnel costs, including costs related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment,” and costs to start up an office in China. The Company believes that its financial performance for the fourth quarter of fiscal 2006 will continue to improve as compared to the prior year, although at a slower pace than in the first nine months of fiscal 2006. The Company expects that growth in its fourth quarter of fiscal 2006 will be driven by improved performance in its fire and emergency and commercial segments, while the results of the defense segment are expected to approximate or decrease slightly from its prior fourth quarter performance. As a result, the Company projects that earnings per share in its fourth quarter of fiscal 2006 will approximate $0.60 to $0.65 per share.

        The Company’s fire and emergency segment experienced sales growth of 10.0% in the first nine months of fiscal 2006 and an operating income increase of 13.2%. The higher sales level reflected strong order flow for domestic fire apparatus and homeland security products offset by a decrease in airport products sales due to the timing of orders. The Company expects to report higher rates of sales and operating income growth in this segment in the fourth quarter of fiscal 2006 primarily due to its strong backlog of higher-margin airport products at June 30, 2006. The Company expects the segment’s sales growth percentage rate to be in the mid teens for the fiscal year reflecting improving markets, higher pricing across the segment and post-acquisition sales of AK Specialty Vehicles (“AK”), which was acquired on July 31, 2006. AK is a manufacturer of mobile medical, homeland security command and communications, and broadcast vehicles. The Company is continuing to project that fire and emergency segment margins will be relatively flat in fiscal 2006 as compared to fiscal 2005, as start-up costs related to a facility expansion at Pierce Manufacturing Inc. are expected to offset other margin improvement initiatives.

        Since the onset of Operation Iraqi Freedom in 2003, including the first nine months of fiscal 2006, the Company’s defense segment has benefited substantially from increasing U.S. Department of Defense (“DoD”) requirements for new trucks, parts, service, armoring and remanufacturing of the Company’s defense vehicles operated in Iraq. During the first nine months of fiscal 2006, the Company’s defense segment continued to outperform the prior year comparable period as a result of increasing requirements for heavy-payload and remanufactured trucks and an increase in parts and service sales due to requirements largely arising from conflicts in Iraq and Afghanistan. These factors caused the Company’s defense sales and operating income to increase 40.0% and 27.5%, respectively, during the first nine months of fiscal 2006 compared to the first nine months of the prior year. Operating income increased despite strong operating income in the first nine months of fiscal 2005 arising from adjustments to increase fiscal 2005 operating income totaling $28.4 million related to an increase in the margin on the Medium Tactical Vehicle Replacement (“MTVR”) base contract and the recovery of pre-contract costs previously expensed on an armoring contract. For the fourth quarter of fiscal 2006, the Company expects defense sales to be flat, or slightly decrease from the fiscal 2005 sales levels, resulting in fiscal 2006 sales growth of approximately 25.0% to 27.0%. The Company expects defense segment operating income in the fourth quarter of fiscal 2006 to decline due to a weaker product mix. The Company is projecting defense segment operating income margins to decrease approximately 200 basis points in fiscal 2006 as fiscal 2005 results benefited from $24.7 million of MTVR base contract margin adjustments.

        Sales in the Company’s commercial segment increased 6.4% in the first nine months of fiscal 2006 and operating income increased 154.1%. The increase in sales was largely attributable to strong demand at the Company’s North American businesses in advance of diesel engine emissions standards changes effective January 1, 2007 for diesel engines in the classes of chassis the Company sells and/or utilizes for mounting of the Company’s truck bodies and higher unit sales at the Company’s European refuse business offset in part by a lower mix of package sales involving both a commercial truck chassis and truck body. The increase in operating income was primarily driven by higher unit volume, improved pricing and improved product mix in the Company’s North American operations and the return to profitability of the Company’s European refuse business in the first nine months of fiscal 2006 as compared to an operating loss of $9.3 million in the comparable period in the prior year. The prior year’s operating loss included a $4.3 million charge for workforce reductions at the Company’s European refuse facilities. The remaining improvement in operating income for the European refuse operation was primarily the result of increased sales volume, cost reduction activities and the restructuring of that business in fiscal 2005 to reduce costs. Orders within the segment were strong in the first nine months of the year, and at June 30, 2006, the Company’s backlog in its commercial segment was up nearly 70% as compared to June 30, 2005.

        The Company anticipates that its commercial segment will continue to benefit from strong demand for its products in the fourth quarter of fiscal 2006 due to the changes in diesel engine emissions standards scheduled to be effective in January 2007. When new standards became effective in 2003, the Company experienced an acceleration of purchases of trucks and truck bodies in its commercial segment immediately prior to the effective date of the new standards and lower purchases immediately following such date. The Company believes that a similar acceleration of purchases is occurring in fiscal 2006 and will likely continue to occur through early fiscal 2007, with lower purchases likely beginning in the second quarter of fiscal 2007. With the return to profitability at its European refuse business, a strong unit backlog in North America and U.S. price increases implemented in June 2005 taking effect, the Company believes that its overall commercial segment performance will continue to improve in the fourth quarter of fiscal 2006. The Company estimates its commercial segment sales growth percentage will be in the high single digits range in fiscal 2006 as the Company expects higher pricing and unit volume to be largely offset by a lower mix of package sales involving a truck chassis and a truck body. The Company projects commercial segment operating income margins to be two and one-half times higher in fiscal 2006 compared to fiscal 2005 as a result of a pricing strategy implemented to recover steel and component costs increases, improved performance in Europe, and cost reduction activities underway.

        The Company’s cash flow has been strong due to earnings growth. At June 30, 2006, cash and cash equivalents, net of debt had increased to $193.1 million, from $103.4 million at September 30, 2005. On July 31, 2006, the Company acquired all the stock and membership interests of AK. The purchase price for the AK acquisition was approximately $140.0 million before transaction fees and expenses and was financed through available cash. The Company also has announced that it has agreed to acquire the stock of Iowa Mold Tooling Co., Inc. (“IMT”), a North American manufacturer of field service vehicles and articulating cranes for niche markets. The purchase price for IMT is expected to be $131.0 million before transaction fees and expenses and is expected to be financed through available cash and the Company’s line of credit. Assuming that the acquisition of IMT is closed by September 30, 2006 and no acquisitions other than AK and IMT occur, the Company estimates that cash will be approximately $15 million to $20 million and debt will be $100 million to $110 million at September 30, 2006.

        Based on the Company’s financial performance in its third quarter of fiscal 2006, the Company announced on August 1, 2006 that it had increased its estimate range of fiscal 2006 earnings per share assuming dilution from $2.55 — $2.65, as previously estimated, to $2.70 — $2.75 per share.

        In fiscal 2007, the Company estimates that its sales will increase to $3.65 — $3.75 billion and that its earning per share will increase to $3.05 — $3.15 per share. The Company believes that its defense segment sales and operating income will increase in fiscal 2007 over fiscal 2006, despite the scheduled completion of the production phase of the U.K. Wheeled Tanker contract in the first quarter of fiscal 2007, given the duration and intensity of Operation Iraqi Freedom and the U.S. Army’s modularity initiative, which, among other things, are expected to increase the DoD’s requirements for the Company’s tactical trucks and for the remanufacturing of such trucks damaged in the conflict. The Company likewise expects its operating income to increase in its fire and emergency and commercial segments in fiscal 2007 due to the benefits of fiscal 2006 acquisitions and its price increase and cost reduction initiatives, which the Company expects will more than offset the impact of any demand decreases expected in fiscal 2007 from the effects of the diesel engine emissions standards changes.

        Please refer to “Fiscal 2006 Outlook,” “Fiscal 2007 and Beyond Outlook” and “Certain Assumptions” for a discussion of the Company’s sales, operating income, net income, earnings per share and cash estimates for fiscal 2006 and 2007.

        A surge in over-the-road truck sales has created shortages of certain components utilized by the Company, especially certain engines utilized in the Company’s defense business. The shortages have also caused periodic delays or limitations on the receipt of chassis scheduled for mounting of the Company’s truck bodies across both its fire and emergency and commercial segments. It is possible that some or all of such shortages could intensify during calendar 2006, which may cause the Company to miss forecasted sales and earnings estimates or to incur additional costs to manage production when key components are delivered late. The Company has devoted significant resources to manage the timely delivery of key components and currently expects no material impact to its annual sales and earnings estimates for fiscal 2006 and early fiscal 2007, but the Company cannot provide any assurance that such conditions will not intensify during the remainder of calendar 2006.

Results of Operations

Analysis of Consolidated Net Sales

        The following table presents net sales by business segment (in thousands):

	Third Quarter Fiscal		First Nine Months Fiscal
Net sales	2006	2005	2006	2005
Fire and emergency	$255,314	$222,670	$693,050	$630,051
Defense	291,366	280,985	988,664	706,095
Commercial	350,561	322,346	871,231	819,186
Intersegment eliminations	(9,322)	(7,089)	(29,910)	(19,148)

Consolidated	$887,919	$818,912	$2,523,035	$2,136,184

Third Quarter Fiscal 2006 Compared to 2005

        Consolidated net sales increased 8.4% to $887.9 million for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. All three of the Company’s segments experienced an increase in sales during the quarter.

        Fire and emergency segment net sales increased 14.7% to $255.3 million for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. Sales in the third quarter included $13.6 million of sales that were delayed from the previous quarter as a result of two separate supplier component issues. Sales for the fire and emergency segment also benefited from higher pricing and increased volume across the segment.

        Defense segment net sales increased 3.7% to $291.4 million for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 due to an increase in new and remanufactured trucks sales offset in part by lower parts and service sales. An increase in sales of remanufactured trucks for the DoD, wheeled tankers to the United Kingdom Ministry of Defence (“U.K. MoD”) and new trucks for other international customers offset significantly lower MTVR sales due to the completion of the MTVR base contract in the third quarter of fiscal 2005. Parts and service sales during the third quarter of fiscal 2006 were impacted by a delay in the passage of the June 2006 federal supplemental spending bill, which led the U.S. Army to sharply curtail procurement of parts and services.

        Commercial segment net sales increased 8.8% to $350.6 million for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. The increase in sales was largely attributable to strong demand at the Company’s North American businesses in advance of the diesel engine emissions standards changes effective January 2007 and higher unit sales at the Company’s European refuse business offset in part by a lower mix in the U.S. of package sales involving both a truck chassis and truck body.

First Nine Months Fiscal 2006 Compared to 2005

        Consolidated net sales increased 18.1% to $2,523.0 million for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. Although the increase was primarily driven by an increase in defense segment sales, the Company experienced an increase in sales in all segments.

        Fire and emergency segment net sales increased 10.0% to $693.1 million for the nine months ended June 30, 2006 compared to the same period in the prior year reflecting strong fire apparatus and homeland security sales and higher pricing across the segment, offset in part by lower airport product sales. The decrease in airport product sales was primarily due to timing of the orders. The Company expects to report strong airport products sales and operating income in the fourth quarter of fiscal 2006.

        Defense segment net sales increased 40.0% to $988.7 million for the nine months ended June 30, 2006 compared to the same period in the prior year as sales of new and remanufactured trucks increased over 50% during the first nine months of the year. In addition, parts and services sales were up almost 20% on strong “armor-related” sales. An increase in sales of heavy-payload and remanufactured trucks to the DoD and of wheeled tankers to the U.K. MoD more than offset lower MTVR sales due to the completion of the MTVR base contract in the third quarter of fiscal 2005. The sales growth, other than the increase attributable to the U.K. MoD, largely arose due to requirements from the conflict in Iraq.

        Commercial segment net sales increased 6.4% to $871.2 million for the nine months ended June 30, 2006 compared to the same period in the prior year. The increase in sales for the segment was largely due to strong demand at the Company’s North American businesses in advance of the diesel engine emissions standards changes effective January 2007 and higher unit sales at the Company’s European refuse business, offset in part by a significantly lower mix of package sales involving both a truck chassis and truck body. The Company’s large fleet customers have been most active pre-buying in advance of the standards changes and these customers tend to purchase their own chassis.

Analysis of Consolidated Operating Income

        The following table presents operating income by business segment (in thousands):

	Third Quarter Fiscal		First Nine Months Fiscal
Operating income (expense)	2006	2005	2006	2005
Fire and emergency	$29,760	$23,132	$68,562	$60,580
Defense	49,013	45,955	187,430	147,037
Commercial	25,388	7,212	49,024	19,295
Corporate and other	(21,544)	(13,328)	(55,672)	(33,684)

Consolidated operating income	$82,617	$62,971	$249,344	$193,228

Third Quarter Fiscal 2006 Compared to 2005

        Consolidated operating income increased 31.2% to $82.6 million, or 9.3% of sales, in the third quarter of fiscal 2006 compared to $63.0 million, or 7.7% of sales, in the third quarter of fiscal 2005.

        Fire and emergency segment operating income increased 28.7% to $29.8 million, or 11.7% of sales, in the quarter compared to $23.1 million, or 10.4% of sales, in the prior year quarter. The increase in operating income was primarily due to an improved product mix, including increased airport product sales, profit on sales that were delayed in the previous quarter as a result of two separate component supplier issues, and the benefits from cost reduction initiatives, especially at the Company’s U.S. fire apparatus business.

        Defense segment operating income increased 6.7% to $49.0 million, or 16.8% of sales, in the quarter compared to $46.0 million, or 16.4% of sales, in the prior year quarter. Earnings during the third quarter reflected a strong product mix tied to new heavy-payload trucks sales, offset in part by a weaker mix of parts and service work and higher bid and proposal spending related to a truck procurement bid for Australia. Operating income during the third quarter of fiscal 2005 benefited from a $2.1 million increase in MTVR base contract margins, which was recorded under the percentage of completion method of accounting.

        Commercial segment operating income increased 252.0% to $25.4 million, or 7.2% of sales, in the quarter compared to $7.2 million, or 2.2% of sales, in the prior year quarter. The growth in operating income was largely due to higher-pricing and the realization of cost reductions in North America and the achievement of a profit at the Company’s European refuse operations in the third quarter of fiscal 2006 compared to an operating loss of $5.1 million in the third quarter of fiscal 2005. The prior year’s third quarter operating loss included a $4.3 million charge for workforce reductions at the Company’s European refuse facilities. The remaining improvement in operating income for the European refuse operation was primarily the result of increased sales volume, cost reduction activities and restructuring activities that began in fiscal 2005.

        Corporate operating expenses and inter-segment profit elimination increased $8.2 million to $21.5 million in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. The increase in the third quarter was largely due to a $5.9 million increase in acquisition investigation and related costs, an additional $1.1 million related to the expensing of stock options due to the adoption of SFAS No. 123(R) and $0.8 million related to the Company’s new office in China.

        Consolidated operating expenses increased 19.4% to $72.7 million, or 8.2% of sales, in the third quarter of fiscal 2006 compared to $60.9 million, or 7.4% of sales, in the third quarter of fiscal 2005, largely due to increased corporate expenses and increased bid and proposal spending.

First Nine Months Fiscal 2006 Compared to 2005

        Consolidated operating income increased 29.0% to $249.3 million, or 9.9% of sales, in the first nine months of fiscal 2006 compared to $193.2 million, or 9.0% of sales, in the first nine months of fiscal 2005.

        Fire and emergency segment operating income increased 13.2% to $68.6 million, or 9.9% of sales, in the first nine months of fiscal 2006 compared to $60.6 million, or 9.6% of sales, in the prior year period. The increase in operating income reflects strong fire apparatus and homeland security sales, an improved product mix and the realization of benefits from cost reduction initiatives.

        Defense segment operating income increased 27.5% to $187.4 million, or 19.0% of sales, in the first nine months of fiscal 2006 compared to $147.0 million, or 20.8% of sales, in the prior year period. Earnings during the first nine months reflected a strong mix of new and remanufactured heavy-payload and U.K. wheeled tanker truck sales offset in part by a weaker mix of parts and service sales and higher bid and proposal and new product development spending. Operating income during the first nine months of fiscal 2005 included a cumulative $24.7 million increase in MTVR base contract margins and a $3.7 million recovery of pre-contract costs expensed in fiscal 2004 related to an armoring contract.

        Commercial segment operating income increased 154.1% to $49.0 million, or 5.6% of sales, in the first nine months of fiscal 2006 compared to $19.3 million, or 2.4% of sales, in the prior year period. The growth in operating income and margins was primarily driven by higher volume, improved pricing and product mix in the Company’s domestic operations and the return to profitability of the Company’s European refuse business in the first nine months of fiscal 2006 as compared to an operating loss of $9.3 million in the comparable period in the prior year. The prior year’s operating loss included a $4.3 million charge for workforce reductions at the Company’s European refuse facilities. The remaining improvement in operating income for the European refuse operation was primarily the result of increased sales volume, cost reduction activities and restructuring activities that began in fiscal 2005.

        Corporate operating expenses and inter-segment profit elimination increased $22.0 million to $55.7 million in the first nine months of fiscal 2006 compared to the same period in the prior year. The increase is primarily attributable to higher acquisition investigation and related costs, higher personnel costs, including an additional $4.0 million related to the expensing of stock options due to the adoption of SFAS No. 123(R), and costs to start up an office in China. Also contributing to the increase was favorable settlements of product liability matters aggregating $4.2 million that benefited the prior year results.

        Consolidated operating expenses increased 23.0% to $204.2 million, or 8.1% of sales, during the first nine months of fiscal 2006 compared to $166.1 million, or 7.8% of sales, in the prior year period. Consolidated operating expenses increased as a percentage of sales during the first nine months of fiscal 2006 compared to the same period in fiscal 2005 due to the higher acquisition investigation and related costs and the expensing of stock options.

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2006 Compared to 2005

        Interest income net of interest expense was $0.3 million for the third quarter of fiscal 2006 compared to net interest expense of $1.4 million for the third quarter of fiscal 2005. Lower net interest costs were largely a result of lower borrowings due to the repayment of debt related to acquisitions and higher interest income from the investment of higher average cash balances.

        The effective income tax rate decreased to 36.4% for the third quarter of fiscal 2006 compared to 38.3% in the third quarter of fiscal 2005 due to increased estimated income tax credits.

        Equity in earnings of unconsolidated affiliates of $0.9 million in the third quarter of fiscal 2006 and $1.0 million in fiscal 2005 primarily represents the Company’s equity interest in a lease financing partnership.

First Nine Months Fiscal 2006 Compared to 2005

        Interest income net of interest expense was $0.2 million for the first nine months of fiscal 2006 compared to net interest expense of $4.9 million for the first nine months of fiscal 2005. Lower net interest costs were largely a result of lower borrowings due to the repayment of debt related to acquisitions and higher interest income from the investment of higher average cash balances.

        The effective income tax rate decreased to 37.8% for the first nine months of fiscal 2006 compared to 38.5% in the first nine months of fiscal 2005 due to the impact of a new domestic manufacturing deduction and higher estimated income tax credits.

        Equity in earnings of unconsolidated affiliates of $1.9 million in the first nine months of fiscal 2006 and $2.3 million in the first nine months of fiscal 2005 primarily represents the Company’s equity interest in a lease financing partnership.

Financial Condition

        During the first nine months of fiscal 2006, cash from operating activities of $145.7 million funded capital expenditures of $40.5 million, dividends of $19.7 million and an increase in cash of $94.2 million. Cash provided from operations during the first nine months of fiscal 2006 increased compared to the first nine months of fiscal 2005 generally due to the increase in net income. The Company anticipates that it will utilize cash on hand at June 30, 2006 plus limited borrowings to fund the acquisitions of AK and IMT during the fourth quarter of fiscal 2006. After taking into account the cash utilized for the acquisition of AK, expected to be utilized for the anticipated acquisition of IMT and other working capital requirements, the Company estimates that debt will increase to approximately $100 to $110 million at September 30, 2006.

        Due to the adoption of SFAS 123(R), cash flows related to the excess tax benefits on stock-based compensation are classified as a financing cash inflow whereas previously such cash flows had been classified as an operating cash inflow. Accordingly, for the nine months ended June 30, 2006, excess tax benefits of $2.7 million were reflected within financing cash inflows whereas for the nine months ended June 30, 2005, $24.6 million was reflected within operating cash inflows.

        The Company’s debt-to-total capital ratio at June 30, 2006 was 2.8% compared to 2.9% at September 30, 2005.

Liquidity and Capital Resources

        The Company had cash and cash equivalents of $221.7 million and $461.6 million of unused availability under the terms of its revolving credit facility as of June 30, 2006. The Company’s primary cash requirements include working capital, capital expenditures, dividends, interest and principal payments on indebtedness, announced acquisitions, and, potentially, future acquisitions. On July 31, 2006, the Company acquired all the stock and membership interests of AK. The purchase price for the AK acquisition was approximately $140.0 million before transaction fees and expenses and was financed through available cash. In August 2006, the Company expects to acquire IMT for $131.0 million from available cash plus limited borrowings.

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

        Interest rates on borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.50%) or the “Offshore Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.70% for Offshore Rate loans under the Company’s revolving credit facility as of June 30, 2006. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rate on the revolving credit facility borrowings outstanding at June 30, 2006 was 3.61%. The Company presently has no plans to enter into interest rate swap arrangements to limit exposure to future increases in interest rates.

        Based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for the remainder of fiscal 2006 and fiscal 2007. See “Fiscal 2006 Outlook” and “Fiscal 2007 and Beyond Outlook.” Debt levels and capital resource requirements may change, however, because the Company maintains an active acquisitions strategy and the Company cannot reasonably estimate the capital requirements of this strategy.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

        The Company’s contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K for the year ended September 30, 2005 have not materially changed since that report was filed.

Application of Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s application of critical accounting policies has not materially changed since that report was filed except as noted below.

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

        Operating income for the three and nine months ended June 30, 2006 was adversely affected by the impact of equity-based compensation due to the implementation of SFAS No. 123(R). The Company recorded $1.9 million and $7.2 million, respectively, for equity-based compensation expense during the three and nine months ended June 30, 2006, of which $1.1 million and $4.0 million, respectively, was attributable to the adoption of SFAS No. 123(R). The Company expects that equity-based compensation expense for fiscal 2006 will be approximately $10 million to $13 million based on current outstanding awards and assumptions applied. However, any significant awards granted during the remainder of fiscal 2006, required changes in the estimated forfeiture rates or significant changes in the market price of the Company’s Common Stock may impact this estimate.

Critical Accounting Estimates

        The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2005 have not materially changed since that report was filed.

New Accounting Standards

        Refer to “Notes 1 and 2 to the Condensed Consolidated Financial Statements” for a discussion of the impact on the Company’s consolidated financial statements of new accounting standards.

Customers and Backlog

        Sales to the U.S. government comprised approximately 36% of the Company’s net sales in the first nine months of fiscal 2006. No other single customer accounted for more than 10.0% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at June 30, 2006 increased 5.0% to $2,027.5 million compared to $1,930.1 million at June 30, 2005. Fire and emergency segment backlog increased 6.5% to $554.8 million at June 30, 2006 compared to $521.0 million at June 30, 2005 due to strong orders across the segment offset in part by lower backlog and orders at the Company’s Italian fire apparatus business. The defense segment backlog decreased 9.3% to $1,054.7 million at June 30, 2006 compared to $1,163.1 million at June 30, 2005, as contracts related to the June 2006 federal supplemental spending bill to fund the activities of Operation Iraqi Freedom were not definitized by the end of the quarter. Also, the backlog decreased as units under the multi-year U.K Wheeled Tanker contract were delivered. Commercial segment backlog increased 69.9% to $418.0 million at June 30, 2006 compared to $246.0 million at June 30, 2005 due to strong market demand in the U.S. in advance of diesel engine emissions standards changes effective January 1, 2007. Domestic unit backlog for front-discharge concrete mixers was up 235.5%, while unit backlog for domestic rear-discharge concrete mixers increased 167.8% compared to backlog at June 30, 2005. Unit backlog for domestic refuse packers was down 1.1% compared to backlog at June 30, 2005 due to a strong quarter of orders in the prior year. Unit backlog was down 11.5% in Europe compared to backlog at June 30, 2005 due to lower orders in the third quarter of fiscal 2006 of Geesink-branded rear loaders. Approximately 58.9% of the Company’s June 30, 2006 backlog is not expected to be filled in fiscal 2006.

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

Fiscal 2006 Outlook

        The Company estimates that fiscal 2006 consolidated net sales will range between $3.40 billion and $3.45 billion, an increase from fiscal 2005 net sales of 14.9% to 16.6%, respectively. All comparisons are to fiscal 2005 and assume no new acquisitions other than AK and IMT.

        The Company expects the fire and emergency segment sales growth percentage to be in the mid teens in fiscal 2006, reflecting improving markets, higher pricing across the segment and post-acquisition sales of AK, which the Company acquired on July 31, 2006.

        The Company projects defense segment sales to increase 25.0% to 27.0% in fiscal 2006 due to additional federal funding which includes requirements for new and remanufactured trucks to meet the DoD’s requirements for Operation Iraqi Freedom, while it projects defense parts and service sales to be up slightly from fiscal 2005 sales.

        The Company estimates the commercial segment’s sales growth percentage to be in the high single digits range in fiscal 2006 as the Company expects higher pricing and volume to be offset by a lower mix of package sales of a truck chassis and a truck body. The Company expects that Geesink Norba Group refuse product sales will increase in the low double digits range in fiscal 2006.

        The Company is projecting consolidated operating income to be up between 20.1% and 22.4% in fiscal 2006 resulting in operating income of between $321.0 million and $327.0 million, respectively.

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

        In the commercial segment, the Company projects operating income margins to increase two and one-half times in fiscal 2006 as a result of a pricing strategy for the Company’s U.S. product lines that was implemented to recover steel and component cost increases experienced in fiscal 2004 and 2005. The Company also expects its European refuse business to be modestly profitable for the full fiscal year as compared to an $8.6 million operating loss in fiscal 2005. In the fourth quarter of fiscal 2006, the Company expects its European refuse business to have break-even results due to seasonal factors, softness in demand in the United Kingdom and chassis availability issues in France.

        The Company estimates that corporate operating expenses and inter-segment profit eliminations will increase $29.0 million to approximately $75.5 million in fiscal 2006. The increase reflects higher personnel costs related to new hires and stock option expense as a result of the adoption of SFAS No. 123(R) effective October 1, 2005, higher acquisition investigation and related costs and costs to start up an office in China. Also, fiscal 2005 results benefited from $4.2 million of favorable product liability settlements in the first quarter. The Company estimates that interest expense net of interest income and other expenses will decrease $6.6 million to $0.5 million in fiscal 2006 largely due to the repayment of the debt associated with acquisitions in fiscal 2005 and higher interest income on higher estimated average cash balances in fiscal 2006.

        The Company estimates that in fiscal 2006 its effective income tax rate will decrease from the fiscal 2005 effective rate to approximately 37.8%, equity in earnings of unconsolidated affiliates will approximate $2.5 million and minority interest in earnings will approximate $0.5 million. These estimates result in the Company’s estimate of fiscal 2006 net income between $201.0 million and $205.0 million and earnings per share between $2.70 and $2.75 per share.

        After taking into account the cash utilized for the acquisition of AK, expected to be utilized for the anticipated acquisition of IMT and other working capital requirements, the Company estimates that debt will increase to approximately $100 to $110 million at September 30, 2006. The Company anticipates capital spending to approximate $64.0 million in fiscal 2006.

Fiscal 2007 and Beyond Outlook

        The Company estimates that fiscal 2007 consolidated net sales will range between $3.65 billion and $3.75 billion, with about $220 million of the sales increase from acquisitions. All comparisons are to fiscal 2006 estimates and assume no new acquisitions other than AK and IMT.

        The Company expects the fire and emergency segment sales percentage growth to be in the mid teens in fiscal 2007, as a result of low single-digit organic growth and the addition of AK. The low rate of organic growth reflects lower industry demand following the diesel engine emissions standards changes effective January 2007 as well as anticipated price increases and some market share gains. The Company estimates the acquisition of AK will add $115 million to segment sales in fiscal 2007.

        Based on additional funding provided for the Company’s truck programs in a recently enacted federal supplemental spending bill intended to fund Operation Iraqi Freedom, the Company is projecting defense sales to grow $100 to $150 million in fiscal 2007. The Company estimates a slight decrease in defense parts and service sales in fiscal 2007.

        The Company estimates commercial sales to decrease in the low single digit percentage range in fiscal 2007, primarily due to lower industry demand for concrete mixers and refuse packers in the U.S. subsequent to the diesel engine emissions standards changes effective January 2007, partially offset by the addition of IMT. The Company estimates the acquisition of IMT will add $105 million to commercial segment sales in fiscal 2007. The Company projects that demand for concrete placement and domestic refuse products in calendar 2007 will decline about 20% to 40% due to the diesel engine emissions standards changes. Since the Company’s fiscal year straddles the effective date of the standards changes, the Company does not expect the decline to affect it until sometime after the first quarter of fiscal 2007. The Company expects that Geesink Norba Group refuse product sales will be up slightly in fiscal 2007.

        The Company is projecting consolidated operating income of between $373.0 million and $385.0 million in fiscal 2007.

        The Company is projecting fire and emergency segment margins to be up 50 basis points in fiscal 2007 as compared to fiscal 2006, reflecting benefits of cost reduction initiatives. The Company expects that AK’s operating income margins will exceed 10.0% in fiscal 2007.

        The Company is projecting defense segment operating income margins to remain relatively flat in fiscal 2007 as compared to fiscal 2006.

        In the commercial segment, the Company projects operating income margins to be up 150 basis points in fiscal 2007 as a result of the acquisition of IMT, continued improvement in the Company’s European refuse business and the benefits of cost reduction initiatives. The Company expects that IMT operating income margins will exceed 10.0% in fiscal 2007.

        The Company estimates that corporate operating expenses and inter-segment profit eliminations will increase $4.5 million to approximately $80.0 million in fiscal 2007. The increase reflects the addition of a new data center and investment in additional staff. The Company estimates that net interest and other expenses will increase by $6.0 million to $6.5 million in fiscal 2007 largely due to the reduction in cash investments and the addition of debt used for acquisitions in fiscal 2006.

        The Company estimates that in fiscal 2007 its effective income tax rate will decrease to 37.0%, equity in earnings of unconsolidated affiliates will approximate $1.8 million and minority interest in earnings will approximate $0.8 million.

        These estimates result in the Company’s estimate of fiscal 2007 net income between $232.0 million and $239.5 million and earnings per share between $3.05 and $3.15 per share. Due to the late passage of the June 2006 federal supplemental spending bill, the Company believes defense segment sales and operating income in the first quarter of fiscal 2007 could be weak.

        By September 30, 2007, assuming no further acquisitions, the Company expects to generate cash balances of $90.0 to $110.0 million that the Company could utilize to advance its acquisition strategy, or for stock repurchases and/or higher dividend payments to contribute to shareholder returns. The Company anticipates capital spending to approximate $65.0 million in fiscal 2007.

        For at least fiscal years 2008 and 2009, the Company anticipates that the DoD requirements from Operation Iraqi Freedom for the Company’s products will remain high. The Company cannot reasonably expect, however, to maintain over the long-term its defense sales and operating income at the unprecedented levels expected in fiscal 2006 and fiscal 2007 unless new military conflicts arise or the Company is successful in expanding its military truck product offering. As a result, the Company expects to derive most of its sales and earnings growth, if any, after fiscal 2007 from its non-defense segments and from acquisitions. Given the Company’s low indebtedness at June 30, 2006, its cash position, significant unused availability under its revolving credit facility and the Company’s expectations for cash flow in fiscal 2006 and fiscal 2007, the Company believes that it has substantial financial resources to maintain an active acquisition strategy in support of its growth strategy over the next three to five years. However, the Company cannot predict whether suitable acquisition candidates can be identified or any acquisitions can be consummated at favorable prices and integrated effectively over the next few years given the uncertainties involved in targeting, negotiating and integrating acquisitions.

Certain Assumptions

        The expectations set forth in “Executive Overview,” “Fiscal 2006 Outlook” and “Fiscal 2007 and Beyond Outlook” are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, that the Company will be able to continue the turnaround of the business of the Geesink Norba Group sufficiently to support its current valuation resulting in no non-cash impairment charge for Geesink Norba Group goodwill; the Company’s ability to sustain flat operating income in the commercial segment and to raise operating income in its fire and emergency segment in fiscal 2007 despite anticipated lower industry demand resulting from changes to diesel engine emissions standards effective January 1, 2007; the Company’s estimates for the level of concrete placement activity, housing starts and mortgage rates; the performance of the U.S. and European economies generally; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies, in particular at McNeilus and the Geesink Norba Group; the anticipated level of production and margins associated with the Family of Heavy Tactical Vehicles contract, the Indefinite Demand/Indefinite Quantity truck remanufacturing contract, the MTVR follow-on contract and international defense truck contracts; the expected level of DoD procurement of replacement parts and services and funding thereof; the Company’s estimates for capital expenditures of municipalities for fire and emergency and refuse products, of airports for aircraft rescue and snow removal products and of large commercial waste haulers generally and with the Company; federal funding levels for Department of Homeland Security and spending by governmental entities on homeland security apparatus; the availability of chassis components, including engines and commercial chassis generally; the Company’s planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the expected level of commercial “package” body and purchased chassis sales compared to “body only” sales; the Company’s ability to integrate acquired businesses and achieve expected synergies; the Company’s ability to close the IMT acquisition; the Company’s estimates of the impact of changing fuel prices and credit availability on capital spending of towing operators; anticipated levels of capital expenditures; the Company’s estimates for costs relating to litigation, acquisition investigation, product warranty, insurance, stock options and restricted stock awards, personnel and raw materials; the Company’s ability to negotiate expiring union contracts on a satisfactory basis; the Company’s estimates for debt levels, interest rates, working capital needs and effective tax rates; and that the Company does not complete any further acquisitions beyond AK and IMT. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results that the forward-looking statements contemplate.

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

        The Company’s export sales have historically been denominated in the Company’s functional currency, the U.S. dollar. In March 2003, the Company entered into a multi-year contract to provide Wheeled Tanker systems to the U.K. MoD. This contract, which is included in the Company’s backlog at June 30, 2006 and which calls for deliveries in fiscal 2006 and fiscal 2007, is denominated in British Sterling. Additionally, in connection with this Wheeled Tanker contract, the Company has entered into requirements subcontracts with various third parties. Certain of these subcontracts call for payments in Euro and British Sterling. The Company has hedged a significant portion of the forecasted cash flows related to this contract by entering into forward foreign exchange contracts. Any portion of these contractual cash flows that remain unhedged will subject the Company to foreign currency transaction risk and related financial volatility. See “Note 10 to the Condensed Consolidated Financial Statements” for details regarding the Company’s use of forward foreign exchange contracts in connection with the Wheeled Tanker contract and other forecasted purchases and sales denominated in foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2006. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2006 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        Changes in internal control. McNeilus is in the process of a three-phase implementation to upgrade its financial systems to an integrated enterprise resource planning system (the “ERP System”). The implementation included the installation in October 2005 and June 2006 of new hardware and software and resulted in certain changes to business processes and internal controls impacting financial reporting. Additional major hardware and software changes are scheduled for the first half of fiscal 2007. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include providing training related to business process changes and the ERP System software to individuals using the ERP System to carry out their job responsibilities as well as those who rely on the financial information. Oversight activities have increased during the transition period and a support organization has been established to monitor system operations, answer user questions, resolve issues in a timely manner, and report trends to management. Also, redundant controls have been established in key areas to assure the accuracy of financial reporting.

        There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

      None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of the Company’s Common Stock. The Company did not repurchase any shares under the authorization during the quarter ended June 30, 2006. As of June 30, 2006, the Company had authority to repurchase 3,230,790 shares of Common Stock under that program. The repurchase authorization does not expire.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 1, 2006.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 1, 2006.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated August 1, 2006.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated August 1, 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH TRUCK CORPORATION

August 1, 2006	/S/ R. G. Bohn
R. G. Bohn
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)
August 1, 2006	/S/ C. L. Szews
C. L. Szews
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
August 1, 2006	/S/ T. J. Polnaszek
T. J. Polnaszek
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 1, 2006.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 1, 2006.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated August 1, 2006.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated August 1, 2006.