Form 10-K
period 2006-09-30
OSHKOSH TRUCK CORP
filed 2006-11-16
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-31371

Oshkosh Truck Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0520270
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

P.O. Box 2566
Oshkosh, Wisconsin	54903-2566
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 235-9151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

        Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Section 405 of the Securities Act) Yes [X] No [   ]

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [X] Accelerated filer [   ] Non-accelerated filer [   ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

        At March 31, 2006, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $4,554,531,003 (based on the closing price of $62.24 per share on the New York Stock Exchange as of such date).

        As of November 13, 2006, 73,775,251 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 6, 2007 (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

OSHKOSH TRUCK CORPORATION

FISCAL 2006 ANNUAL REPORT OF FORM 10-K

TABLE OF CONTENTS

PART I

PART II

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	81
ITEM 11.	EXECUTIVE COMPENSATION	81
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
	AND RELATED STOCKHOLDER MATTERS	81
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	82
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	82

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	83
	SIGNATURES	84

        As used herein, the “Company” refers to Oshkosh Truck Corporation, including Pierce Manufacturing Inc. (“Pierce”), McNeilus Companies, Inc. (“McNeilus”) and its wholly-owned subsidiaries, Viking Truck and Equipment, Inc. (“Viking”), Kewaunee Fabrications, LLC (“Kewaunee”), Medtec Ambulance Corporation (“Medtec”), JerrDan Corporation (“JerrDan”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”), Geesink Group B.V., Norba A.B. and Geesink Norba Limited and their wholly-owned subsidiaries (together, the “Geesink Norba Group”), BAI Brescia Antincendi International S.r.l. (“BAI”), AK Specialty Vehicles, LLC, Aluminum Body Corporation and Prime Medical Manufacturing, LLC and their wholly-owned subsidiaries (together, “AK”) and Iowa Mold Tooling Co., Inc. (“IMT”). “Oshkosh” refers to Oshkosh Truck Corporation, not including Pierce, McNeilus, Viking, Kewaunee, Medtec, JerrDan, CON-E-CO, London, Geesink Norba Group, BAI, AK, IMT or any other subsidiaries.

        The “Oshkosh®,” “McNeilus®,” “Pierce®,” “MEDTEC™,” “Jerr-Dan®,” “CON-E-CO®,” “London®,” “BAI™,” “Geesink™,” “Norba™,” “Kiggen™,” “Frontline™,” “AK™,” “IMT®,” “SMIT™,” “Revolution®,” “Atlantic Series Front Loader®,” “Command Zone™,” “ALL-STEER®,” “TAK-4®,” “Arrow XT™,” “Hawk Extreme®,” “Hercules™,” “Husky®,” “Velocity™,” “Impel™,” “Contender®,” “Smart-Pak®,” “Auto Reach®,” “Power Grid®,” “Sky-Arm®,” “TerraMax™,” “Lo-Pro®,” “All-Pro®,” “Tru-Trof™,” and “ProPulse®” trademarks and related logos are trademarks or registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.

        All references herein to earnings per share refer to earnings per share assuming dilution.

        For ease of understanding, the Company refers to types of specialty vehicles for particular applications as “markets.” When the Company refers to “market” positions, these comments are based on information available to the Company concerning units sold by those companies currently manufacturing the same types of specialty vehicles and bodies and are therefore only estimates. Unless otherwise noted, these market positions are based on sales in the United States of America. There can be no assurance that the Company will maintain such market positions in the future.

Cautionary Statement About Forward-Looking Statements

        The Company believes that certain statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements located elsewhere in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions “Executive Overview” and “Fiscal 2007 Outlook” are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. In addition, the Company’s expectations for fiscal 2007 are based in part on certain assumptions made by the Company, which are generally set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Assumptions.” Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A of Part I of this report.

        All forward-looking statements, including those under the captions “Executive Overview” and “Fiscal 2007 Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” speak only as of November 16, 2006. The Company has adopted a policy that if the Company makes a determination that it expects the Company’s earnings per share for future periods for which projections are contained in this Annual Report on Form 10-K to be lower than those projections, then the Company will publicly disseminate that fact. The Company’s policy also provides that if the Company makes a determination that it expects the Company’s earnings per share for future periods to be at or above the projections contained in this Annual Report on Form 10-K, then the Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

PART I

ITEM 1. BUSINESS

The Company

        The Company is a leading designer, manufacturer and marketer of a broad range of specialty commercial, fire and emergency and military vehicles under the “Oshkosh” and “Pierce” trademarks; vehicle bodies under the “McNeilus,” “Medtec,” “Jerr-Dan,” “BAI,” “London,” “Geesink,” “Norba,” “Frontline,” “AK,” “SMIT” and “IMT” trademarks; mobile and stationary compactors and transfer stations under the “Kiggen” trademark; portable and stationary concrete batch plants under the “CON-E-CO” and “McNeilus” trademarks; and mobile medical trailers under the “AK” trademark. Oshkosh began business in 1917 and was among the early pioneers of four-wheel drive technology. In 1981, Oshkosh was awarded the first Heavy Expanded Mobility Tactical Truck (“HEMTT”) contract for the U.S. Department of Defense (“DoD”), and quickly developed into the DoD’s leading supplier of severe-duty, heavy-payload tactical trucks. In 1996, the Company began a strategic initiative to shed under-performing assets and to diversify its business by making selective acquisitions in attractive segments of the specialty vehicle and body markets to complement its defense truck business. The result of this initiative to date has been an increase in sales from $413 million in fiscal 1996 to $3.43 billion in fiscal 2006, with earnings from continuing operations increasing from a loss of $.01 per share for fiscal 1996 to earnings of $2.76 per share in fiscal 2006.

        As part of the Company’s continuation of its diversification and acquisition strategy, on October 15, 2006 the Company signed a definitive agreement to acquire JLG Industries, Inc. (“JLG”), a global leader in the sale of aerial work platforms and telehandler vehicles, for $28 per share. JLG primarily serves the construction market, with customers such as equipment rental companies, construction contractors and other manufacturing or industrial companies. The JLG portfolio of leading brands –JLG®, SkyTrak®, Gradall® and Lull® — is renowned for its premium quality, low total cost of ownership and advanced technologies. Total consideration, including transaction costs and assumed debt, is expected to approximate $3.2 billion in cash. The Company intends to finance the transaction with a $3.5 billion senior secured credit facility arranged by Bank of America, N.A. and JPMorgan Chase Bank, N.A. and to refinance most of the Company’s and JLG’s currently outstanding debt. The acquisition has been approved by the Board of Directors of each company and is subject to customary closing conditions, including approval under the Hart-Scott-Rodino Act and similar laws outside the U.S. and the approval by the shareholders of JLG. Assuming completion of the transaction, the Company estimates that its sales will approximate $6 billion in fiscal 2007 and JLG will become the largest of four business segments of the Company. Unless expressly stated, the projections and discussions throughout this document do not include the impact on the Company of the JLG acquisition. See Note 20 to the Notes to Consolidated Financial Statements for further discussion of this pending acquisition.

        As part of the Company’s strategy, the Company has completed the following acquisitions:

•	Pierce, a leading manufacturer and marketer of fire apparatus, in September 1996;

•	Nova Quintech, a manufacturer of aerial devices for fire trucks, in December 1997;

•	McNeilus, a leading manufacturer and marketer of commercial specialty vehicle bodies, including rear-discharge concrete mixers and portable concrete batch plants for the concrete ready-mix industry and refuse vehicle bodies for the waste services industry, in February 1998;

•	Kewaunee, a fabricator of heavy-steel components such as crane components and aerial devices, in November 1999;

•	Viking, Oshkosh's only remaining front-discharge concrete mixer dealer, in April 2000;

•	Medtec, a leading manufacturer of ambulances and rescue vehicles, in October 2000;

•	Certain assets of TEMCO, a manufacturer of concrete mixers, batch plants and concrete mixer parts, in March 2001;

•	Geesink Norba Group, a leading European manufacturer of refuse collection truck bodies, mobile and stationary compactors and transfer stations, in July 2001;

•	JerrDan, a leading manufacturer and marketer of towing and recovery equipment in the U.S., in July 2004;

•	75% of the ownership interests of BAI, a manufacturer and marketer of fire apparatus and equipment to municipalities and airports throughout Europe, the Middle East and North Africa, in July 2004;

•	CON-E-CO, a leading manufacturer of concrete batch plants in the U.S., in November 2004;

•	London, a leading Canadian manufacturer and marketer of rear-discharge concrete mixers, in March 2005;

•	AK, a leading manufacturer of mobile medical, homeland security command and communications and broadcast vehicles, in July 2006; and

•	IMT, a leading manufacturer of field service vehicles and truck-mounted cranes, in August 2006.

        The Company believes it has developed a reputation for excellent product quality, performance and reliability at low total product life cycle costs in each of the specialty markets in which it participates. The Company has strong brand recognition in its markets and has demonstrated design and engineering capabilities through the introduction of several highly engineered proprietary components that increase the operating performance of the Company’s products. The Company has developed comprehensive product and service portfolios for many of its markets in an effort to become a single-source supplier for its customers, including third-party customer lease financing for fire and emergency products and certain commercial products through its wholly-owned subsidiary, Oshkosh Equipment Finance, L.L.C., doing business as Oshkosh Capital (“Oshkosh Capital”), and for certain commercial products through the Company’s interest in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”). The Company’s commercial vehicle lines include refuse vehicle bodies, rear- and front-discharge concrete mixers, all-wheel drive truck chassis, field service vehicles and truck-mounted cranes. The Company’s custom and commercial fire apparatus and emergency vehicles include pumpers, aerial and ladder trucks, tankers, light-, medium- and heavy-duty rescue vehicles, wildland rough terrain response vehicles, wreckers, carriers, aircraft rescue and firefighting (“ARFF”) vehicles, ambulances, snow removal vehicles, homeland security vehicles, broadcast vehicles and mobile medical trailers. As the leading manufacturer of severe-duty, heavy and medium-payload tactical trucks for the DoD, the Company manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel and cargo for combat units.

        In December 1998, the Company launched its first medium-payload defense truck upon the award of the Medium Tactical Vehicle Replacement (“MTVR”) base contract for the U.S. Marine Corps from which the Company generated total sales of approximately $1.0 billion during the period from fiscal 2000 through fiscal 2005, when the contract was completed. The Company has been utilizing the MTVR truck platform in defense truck procurement competitions worldwide and has generated multiple contract awards for the MTVR truck platform. The Company expects that U.S. Marine Corps requirements and international demand will keep the MTVR truck in production for several years.

        In June 2006, the DoD awarded Oshkosh a production contract for the Logistics Vehicle System Replacement (“LVSR”) truck and associated manuals, vehicle kits, test support and training for the U.S. Marine Corps. The Company estimates that the firm-fixed-price indefinite-delivery/indefinite-quantity contract has a value of $740.2 million based on a production quantity of 1,592 units over a six-year period. The contract allows the U.S. Marine Corps to purchase up to 1,900 cargo, wrecker and fifth-wheel LVSR variants. The Company expects the first delivery of units under the contract in the fourth quarter of fiscal 2007, with full rate production beginning in fiscal 2008.

Competitive Strengths

        The following competitive strengths support the Company’s business strategy:

        Strong Market Positions. The Company has developed strong market positions and brand recognition in its core businesses, which the Company attributes to its reputation for quality products, advanced engineering, innovation, vehicle performance, reliability, customer service and low total product life cycle costs.

        Extensive Distribution Capabilities. The Company has established an extensive domestic and international distribution system for specialty vehicles and bodies tailored to each market. Networks of dealers and distributors are utilized in markets characterized by a large, fragmented customer base. The Company employs direct in-house sales and service representatives in markets characterized by a concentrated customer base.

        Flexible and Efficient Manufacturing. Over the past ten years, the Company has significantly increased manufacturing efficiencies. The Company believes it has competitive advantages over larger truck manufacturers in its specialty vehicle markets due to its manufacturing flexibility and custom fabrication capabilities. In addition, the Company believes it has competitive advantages over smaller truck and truck body manufacturers due to the Company’s relatively higher volumes of similar products that permit the use of moving assembly lines and allow the Company to leverage purchasing power opportunities across product lines.

        Diversified Product Offering and Customer Base. The Company’s broad product offerings and target markets serve to diversify its sources of revenues, mitigate the impact of economic cycles and provide multiple platforms for both potential internal growth and acquisitions. For each of the Company’s target markets, the Company has developed or acquired a broad product line to become a single-source provider of vocational vehicles, vehicle bodies, parts and service and related products to the Company’s customers.

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

        Quality Products and Customer Service. The Company’s products have developed strong brand recognition based on the Company’s commitment to meet the stringent product quality and reliability requirements of its customers and the specialty vehicle and body markets served. The Company’s commitment to product quality is exemplified by the ISO 9001 certification of Oshkosh, Pierce, McNeilus, Kewaunee, BAI, the Geesink Norba Group and the mobile medical facilities of AK. The Company also achieves high quality customer service through its extensive service and parts support program, which is available to domestic customers 365 days a year in all product lines throughout the Company’s distribution systems.

        Proprietary Components. The Company’s advanced design and engineering capabilities have contributed to the development of proprietary, severe-duty components that enhance vehicle performance, reduce manufacturing costs and strengthen customer relationships. These proprietary components include front drive and steer axles, transfer cases, cabs, the ALL-STEER electronic all-wheel steering system, TAK-4 independent suspension, the Sky-Arm articulating aerial platform ladder, the Hercules and Husky foam systems, the Command Zone embedded diagnostics multiplexing technology, the McNeilus Auto Reach Arm for automated side-loading refuse bodies, Geesink Norba Group’s SmartPak compaction system, JerrDan’s vehicle recovery system, the Pro-Pulse hybrid electric drive technology and the TerraMax autonomous vehicle navigation system. The Company also has an exclusive license to manufacture and market the Revolution composite concrete mixer drum in North, Central and South America and the Caribbean (the “Americas”) and Europe. The Company believes these proprietary components provide the Company a competitive advantage by increasing its products’ durability, operating efficiency and performance. The integration of many of these components across various product lines also reduces the Company’s costs to manufacture its products compared to manufacturers who simply assemble purchased components.

Business Strategy

        The Company is focused on increasing its net sales, profitability and cash flow by capitalizing on its competitive strengths and pursuing a comprehensive, integrated business strategy. Key elements of the Company’s business strategy include:

        Focusing on Specialty Vehicle and Body Markets. The Company plans to continue its focus on those specialty vehicle and body markets where it has or can acquire strong market positions and where the Company believes it can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability. The Company believes the higher sales volumes associated with strong market positions will allow the Company to continue to enhance productivity in manufacturing operations, capitalize on extensive distribution capabilities, fund innovative product development and invest in further expansion. In addition to the Company’s plans to increase its market share and profitability, the Company believes each of the Company’s specialty vehicle and body markets exhibit opportunities for further market growth.

        Pursuing Strategic Acquisitions. The Company’s present management team has successfully negotiated and integrated fourteen acquisitions since 1996 that, taken as a whole, have significantly increased the Company’s sales and earnings. The Company expects to close the acquisition of JLG in December 2006. Following an approximately two-year period during which the Company intends to focus on integrating the JLG acquisition and reducing debt, the Company intends to resume its pursuit of strategic acquisitions, both domestically and internationally, to enhance its product offerings and expand its international presence in specialty vehicle and body markets. The Company’s acquisition strategy is focused on opportunities that provide or enhance a full range of products to customers in growing specialty vehicle and body markets where the Company can improve its strong market positions and achieve significant acquisition synergies.

        Introducing New Products. The Company has maintained a strong emphasis on new product development in recent years, as it seeks to expand sales by leading its core markets in the introduction of new or improved products and new technologies, through internal development, strategic acquisitions or licensing of technology. In fiscal 2006, the Company invested $42.1 million in development activities for new products and product enhancements. The Company believes it is at the forefront of commercializing emerging technologies that are capable of important changes in customer uses of its products, such as the TerraMax autonomously operated vehicle, ProPulse hybrid-electric drive, Revolution composite concrete mixer drum, Side Loading Vehicle Retriever and Velocity and Impel custom fire chassis.

        Tailoring Distribution and Service to Each Market. The Company actively tailors distribution and service to each of its domestic and international markets. Dealers and distributors are utilized in markets characterized by a large, fragmented customer base. Company-owned or leased facilities and in-house sales representatives are utilized in markets characterized by a concentrated customer base, supplemented by a network of nationwide service representatives. The Company believes that this distribution and service model provides frequent contact with customers and timely service at a reasonable cost. Because the Company’s vehicles must be ready to go to war, fight a fire, rescue, clean up, tow, broadcast, build and perform other critical missions, the Company has actively been expanding Company-owned service locations, encouraging dealers to expand service locations and adding roving service vans to maintain high readiness levels of its installed fleets.

        Focusing on Lean Operations. The Company seeks to deliver high performance products to customers at both low total product life cycle costs and low acquisition prices. Historically, the Company has actively benchmarked competitor costs and best industry practices and utilized teams of industrial engineers and procurement specialists to re-engineer manufacturing processes and leverage purchasing volumes to meet these objectives. Since 1996, the Company’s corporate strategic purchasing group has procured approximately 80% of all materials and components Company-wide to leverage the Company’s full purchasing power. Beginning in fiscal 2004, the Company adopted a more comprehensive, lean enterprise focus to continue its drive to be a low cost producer in all its product lines and to deliver low product life cycle costs for its customers. Lean is a methodology to eliminate non-value added work from a process stream. While continuing its benchmarking and best practices analyses, the Company began a worldwide recruiting effort in fiscal 2004 to hire executives with significant lean experience. The Company formed lean executives into teams to train employees in key lean skills such as process value stream mapping and to conduct focused improvement events around the Company to streamline process value streams. In fiscal 2005, the lean teams were primarily focused at Geesink Norba Group and McNeilus’ facilities in an effort to turn around these businesses. In fiscal 2006, the Company expanded its lean initiative with the creation of chartered cost reduction teams at all businesses and the introduction of broad-based training programs. As a result of this lean focus, the Company expects to reduce product costs, manufacturing lead times and new product development cycle times over the next several years.

Products

        The Company is focused on the following core segments of the specialty vehicle and body markets:

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

        Through BAI, the Company is one of the leaders in manufacturing and marketing fire apparatus and equipment to municipalities and airports throughout Europe, the Middle East and North Africa. BAI produces a wide range of firefighting vehicles, ARFF units, industrial firefighting trucks and forest firefighting trucks.

        Through JerrDan, the Company is a leader in the manufacturing and marketing of towing and recovery equipment in the U.S. The Company believes JerrDan is recognized as an industry leader in quality and innovation. JerrDan offers a complete line of both roll-back carriers (“carriers”) and traditional tow trucks (“wreckers”). In addition to manufacturing equipment, JerrDan also provides its customers with one-stop service for carriers and wreckers and generates revenue from the installation of equipment, as well as the sale of chassis and service parts.

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

        The Company, through its Oshkosh and BAI brands, is among the leaders in sales of ARFF vehicles to domestic and international airports. These highly specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the world’s largest airports, including LaGuardia International Airport, O’Hare International Airport and Los Angeles International Airport in the United States and airports located in Montreal and Toronto, Canada, and Rome and Milan, Italy, are served by the Company’s ARFF vehicles. The Company believes that the performance and reliability of its ARFF vehicles contribute to the Company’s strong position in this market.

        The Company is a leader in airport snow removal vehicles in the U.S. The Company’s specially designed airport snow removal vehicles can cast up to 5,000 tons of snow per hour and are used by some of the largest airports in the United States, including Denver International Airport, LaGuardia International Airport, Minneapolis-St. Paul International Airport and O’Hare International Airport. The Company believes that the reliability of its high performance snow removal vehicles and the speed with which they clear airport runways contribute to its strong position in this market.

        In July 2006, the Company became one of the leaders in the manufacturing of mobile medical vehicles to North American and European medical centers and service providers through its AK acquisition. AK is the only mobile medical vehicle manufacturer certified by all major original equipment manufacturers of mobile medical imaging equipment — General Electric Company, Royal Philips Electronics and Siemens AG. AK is also a leading manufacturer and integrator of custom vehicles for the broadcast and communications industry, where the Company markets a full line of television broadcast, satellite news gathering and microwave transmission electronic news gathering vehicles to broadcasters, TV stations, radio stations, and NASA.

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

        In April 2003, the Company was awarded a contract to provide the United Kingdom Ministry of Defence (“U.K. MoD”) with 348 wheeled tankers, with a value of approximately 145 million British Sterling over a three-year period, commencing in fiscal 2005. The contract was subsequently amended to include an additional nine wheeled tankers, training and support resulting in a current value of approximately 160 million British Sterling (approximately $250 million) over a three-year period from fiscal 2005 through fiscal 2007. The Company’s contract for the U.K. wheeled tanker utilizes the Company’s high performance MTVR truck as its main truck platform. Sales under the UK wheeled tanker contract totaled $126.3 million and $56.4 million during fiscal 2006 and 2005, respectively. The Company expects to ship the last units under the contract in the first quarter of fiscal 2007.

        The Company has developed and maintained a strong relationship with the DoD over the years and has established itself as a proven supplier. The Company operated under a Family of Heavy Tactical Vehicles (“FHTV”) requirements contract with the DoD that expires in November 2006. The contract included the following heavy-payload products: HEMTT, HEMTT-ESP (“Expanded Service Program”), HET, PLS and CBT and associated logistics and configuration management support. As of November 16, 2006, the Company was in negotiations to renew this contract for a one-year period with two option years. As a result of significant usage of the Company’s heavy-payload trucks in Operation Iraqi Freedom, the Company was awarded a four-year, fixed-price contract (the “ID/IQ”) on September 30, 2004 to rebuild Oshkosh heavy-payload defense trucks and trailers deployed in Iraq. As funds become available to the DoD, the ID/IQ allows the DoD to contract with Oshkosh to rebuild Oshkosh defense trucks and trailers at fixed prices over a four-year period.

        In June 2006, the DoD awarded Oshkosh a production contract for the LVSR truck and associated manuals, vehicle kits, test support and training for the U.S. Marine Corps. The Company estimates that the firm-fixed-price indefinite-delivery/indefinite-quantity contract has a value of $740.2 million based on a production quantity of 1,592 units over a six-year period. The contract allows for the purchase of up to 1,900 cargo, wrecker and fifth-wheel LVSR variants. The Company expects the first delivery of units under the contract in the fourth quarter of fiscal 2007, with full scale production beginning in fiscal 2008.

        In February 2006, the Company entered into a licensing agreement with ADI Limited of Australia (“ADI”), a wholly-owned subsidiary of Thales Group, to allow the Company to manufacture, market and support the Bushmaster armored vehicle for North American customers as well as countries eligible for Foreign Military Sales. The Bushmaster, originally developed by ADI in conjunction with the Australian Defence Force, is a mine-blast resistant vehicle due to its v-shaped hull, and its armor provides improvised explosive device and ballistic protection to its occupants. The vehicle’s mission profile requires it to travel long distances over rough terrain and deliver its occupants to their destination as safely and comfortably as possible, making them more effective in a tactical environment. The Company is currently working on integrating components currently used on its military logistics vehicles into the Bushmaster. This will increase parts commonality between the Bushmaster and vehicles currently used by the U.S. military, making it easier and less expensive for the U.S. military to supply logistics to a Bushmaster fleet.

        The Company’s objective is to continue to diversify into other areas of the U.S. and international defense truck markets by expanding applications, uses and body styles of its current heavy- and medium-payload tactical truck lines. As the Company enters tactical truck competitions in the defense market segment, management believes that the Company has multiple competitive advantages, including:

•	Truck engineering and testing. DoD and international truck contract competitions require significant defense truck engineering expertise to ensure that a company’s truck excels under demanding test conditions. The Company has a team of approximately 70 engineers and draftsmen and engages contract engineers to support current business and truck contract competitions. These personnel have significant expertise designing new trucks, using sophisticated computer-aided tools, supporting grueling testing programs at test sites and submitting detailed, comprehensive, successful contract proposals.
•	Proprietary components. The Company’s patented TAK-4 independent suspension and proprietary transfer case enhance its trucks’ off-road performance. In addition, because these are two of the highest cost components in a truck, the Company has a competitive cost-advantage based on the in-house manufacturing of these two truck components. The Company’s Command Zone tool also simplifies maintenance troubleshooting.
•	Past performance. The Company has been building trucks for the DoD for over 80 years. The Company believes that its past success in delivering reliable, high quality trucks on time, within budget and meeting specifications is a competitive advantage in future defense truck procurement programs. The Company understands the special contract procedures in use by the DoD and other foreign armies and has developed substantial expertise in contract management and accounting.
•	Flexible manufacturing. The Company’s ability to produce a variety of truck models on the same moving assembly line permits it to avoid facilitation costs on most new contracts and maintain competitive manufacturing efficiencies.
•	Logistics. The Company has gained significant experience in the development of operators’ manuals and training and in the delivery of parts and services worldwide in accordance with the DoD’s expectations, which differ materially from commercial practices. The Company has logistics capabilities to permit the DoD to order parts, receive invoices and remit payments electronically.

        Commercial segment. Through McNeilus and the Geesink Norba Group, the Company is a leading North American and European manufacturer of refuse vehicle bodies for the waste services industry. Through Oshkosh, McNeilus, London and CON-E-CO, the Company is a leading manufacturer of front- and rear-discharge concrete mixers and portable and stationary concrete batch plants for the concrete ready-mix industry throughout the Americas. Through IMT, the Company is a leading North American manufacturer of field service vehicles and truck-mounted cranes for the mining and construction industries. The Company believes its commercial segment vehicles and equipment have a reputation for efficient, cost effective, dependable and low maintenance operation.

        In March 2002, the Company introduced the rear-discharge Revolution concrete mixer drum, which is constructed of lightweight composite materials. In fiscal 2006, the Company launched the sale of front-discharge Revolution drums. Since the introduction of the first concrete mixer drum about 90 years ago, all commercially successful drums worldwide had been produced utilizing steel until the launch of the Revolution. The Company believes the Revolution is the first composite concrete mixer drum ever produced. The Revolution drum offers improved concrete payload on a vehicle and longer drum life, which lowers the cost per yard of concrete delivered. The Company’s strategy has been to sell the Revolution drum as a premium-priced product as the Company believes the Revolution drum yields a quick payback to customers through lower operating costs. The Company is required to pay to its Australian partner royalty fees for each drum sold. The Company has sold over 1,600 Revolution drums in the U.S. since the launch of the Revolution. The ramp-up of the production and sale of Revolution drums has proceeded at a much slower pace than the Company’s initial expectations, as the Company has addressed various technical design and production process control issues.

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

Marketing, Sales, Distribution and Service

        The Company believes it differentiates itself from many of its larger competitors by tailoring its distribution to the needs of its specialty vehicle and body markets and from its smaller competitors with its national and global sales and service capabilities. Distribution personnel use demonstration vehicles to show customers how to use the Company’s vehicles and vehicle bodies properly. In addition, the Company’s flexible distribution is focused on meeting customers on their terms, whether on a jobsite, in an evening public meeting or at a municipality’s offices, compared to the showroom sales approach of the typical dealers of large vehicle manufacturers. The Company backs all products by same-day parts shipment, and its service technicians are available in person or by telephone to domestic customers 365 days a year. The Company believes its dedication to keeping its products in-service in demanding conditions worldwide has contributed to customer loyalty.

        The Company provides its salespeople, representatives and distributors with product and sales training on the operation and specifications of its products. The Company’s engineers, along with its product managers, develop operating manuals and provide field support at vehicle delivery for some markets.

        U.S. dealers and representatives, where used, enter into agreements with the Company that allow for termination by either party generally upon 90 days notice. Dealers and representatives, except for those utilized by JerrDan, Medtec and IMT, are generally not permitted to market and sell competitive products.

        Fire and Emergency Segment. The Company believes the geographic breadth, size and quality of its Pierce fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors. Pierce’s fire apparatus are sold through over 30 sales and service organizations with more than 280 sales representatives nationwide, which combine broad geographical reach with frequency of contact with fire departments and municipal government officials. These sales and service organizations are supported by approximately 95 product and marketing support professionals and contract administrators at Pierce. The Company believes frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council and fire department, purchasing, finance, and mayoral offices, among others, that may participate in a fire apparatus bid and selection. After the sale, Pierce’s nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service.

        The Company markets its Oshkosh branded ARFF vehicles through a combination of three direct sales representatives domestically and 36 representatives and distributors in international markets. Certain of these international representatives and distributors also handle Pierce products. In addition, the Company has 22 full-time sales and service representative and distributor locations with over 40 sales people focused on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities in the U.S. and Canada. In addition, the Company has opened an office in Beijing, China to support ARFF sales in China and Southeast Asia.

        Medtec sells ambulances through over 20 distributor organizations with more than 75 representatives focused on sales to the ambulance market. Eighteen of these distributor organizations are common to Pierce. JerrDan markets its carriers and wreckers through its worldwide network of 93 independent distributors, supported by JerrDan’s direct sales force. AK markets its mobile medical trailers and broadcast vehicles through 28 in-house sales and service representatives in the U.S and three in-house sales and service representatives in Europe. BAI sells firefighting vehicles and equipment direct in the Italian market. Internationally, BAI has agreements with a limited number of distributors and uses sales agents for “one-off” sales in countries that do not buy in large quantities on a regular basis. Most of BAI’s international distribution is focused in the Middle East, Eastern Europe and North Africa.

        Defense Segment. The Company sells substantially all of its domestic defense products directly to principal branches of the DoD. The Company maintains a liaison office in Washington, D.C. to represent its interests with the Pentagon, Congress and the offices of the Executive Branch of the U.S. government. The Company also sells and services defense products to approved foreign governments directly through a limited number of international sales offices, through dealers, consultants and representatives and through the U.S. Foreign Military Sales (“FMS”) program.

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

        Logistics services are increasingly important to the DoD, especially following the commencement of Operation Iraqi Freedom. The Company believes that its proven worldwide logistics capabilities and internet-based ordering, invoicing and electronic payment systems have significantly contributed to the expansion of its defense parts and service business since fiscal 2002, following the commencement of Operation Iraqi Freedom. The Company maintains a large parts distribution warehouse in Milwaukee, Wisconsin to fulfill stringent parts delivery schedule requirements, as well as satellite facilities near DoD bases in the U.S., Europe, Asia and the Middle East. The Company has been particularly active in recent years performing maintenance and armoring services at areas near, or in, military conflicts including in the Middle East to support Operation Iraqi Freedom.

        Commercial Segment. The Company operates 20 distribution centers with over 100 in-house sales and service representatives in the U.S. to sell and service refuse vehicle bodies, rear- and front-discharge concrete mixers and concrete batch plants. These centers are in addition to sales and service activities at the Company’s manufacturing facilities and they provide sales, service and parts distribution to customers in their geographic regions. Four of the distribution centers also have paint facilities and provide significant additional paint and mounting services during peak demand periods. Two of the centers also manufacture concrete mixer replacement drums. The Company also uses 18 independent sales and service organizations to market its CON-E-CO branded concrete batch plants. The Company believes this network represents one of the largest concrete mixer, concrete batch plant and refuse vehicle body distribution networks in the United States.

        In Canada, the Company operates one distribution center with nine in-house sales and service representatives to sell and service its rear-discharge concrete mixers.

        In Europe, through the Geesink Norba Group, the Company operates 19 distribution centers with 155 in-house sales and service representatives in nine countries to sell and service its refuse vehicle bodies and stationary compactors. Two of the centers have paint facilities, and five of the centers provide mounting services. The Company also operates 83 roving service vans throughout Europe. The Company believes this network represents one of the largest refuse vehicle body distribution networks in Europe. The Geesink Norba Group also has sales and service agents in Europe and the Middle East.

        The Company believes its direct distribution to customers is a competitive advantage in concrete and refuse markets, particularly in the U.S. waste services industry where principal competitors distribute through dealers and to a lesser extent in the ready mix concrete industry, where several competitors and the Company in part use dealers. The Company believes direct distribution permits a more focused sales force in U.S. refuse body markets, whereas dealers frequently offer a very broad and mixed product line, and accordingly, the time dealers tend to devote to refuse body sales activities is limited.

        With respect to distribution, the Company has been applying Oshkosh’s and Pierce’s sales and marketing expertise in municipal markets to increase sales of McNeilus refuse vehicle bodies to municipal customers. While the Company believes commercial customers represent a majority of the refuse vehicle body market, many municipalities purchase their own refuse vehicles. The Company believes it is positioned to create an effective municipal distribution system in the refuse vehicle body market by leveraging its existing commercial distribution capabilities and by opening service centers in major metropolitan markets.

        The Company also has established an extensive network of representatives and dealers throughout the Americas for the sale of Oshkosh, McNeilus, CON-E-CO and London concrete mixers, concrete batch plants and refuse bodies. The Company coordinates among its various businesses to respond to large international tenders with its most appropriate product offering for the tender.

        IMT distributes its products through approximately 85 dealers with a total of 115 locations worldwide, including approximately 15 international dealers. International dealers are primarily located in Central and South America, Australia and Asia and are primarily focused on mining. The Company believes this network represents one of the most extensive networks in its market.

Manufacturing

        As of November 16, 2006, the Company manufactures vehicles and vehicle bodies at 42 manufacturing facilities. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets. The Company encourages employee involvement to improve production processes and product quality. The Company also intends to adopt lean manufacturing management practices across all facilities.

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

        In fiscal 2005, Oshkosh purchased a 300,000 square foot manufacturing facility near its headquarters in Oshkosh, Wisconsin for $5.5 million. The Company uses the facility for the remanufacturing of defense trucks, many of which are returning from extensive service in Iraq. The Company invested an additional $4.0 million in upgrades in fiscal 2006, including installation of an automated line for blast and paint operations, new cells for component disassembly and refurbishing, new overhead cranes and a dedicated line for vehicle tear down.

        In fiscal 2006, the Company completed construction of an $18.5 million, 130,000 square foot expansion of a Pierce manufacturing facility. This expansion increased Pierce’s capacity to produce rescue vehicles and custom fire chassis by 100% and 50%, respectively.

        The Company educates and trains all employees at its facilities in quality principles. The Company encourages employees at all levels of the Company to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent nonconformance with requirements and produce continuous improvement in all work processes. ISO 9001 is a set of internationally accepted quality requirements established by the International Organization for Standardization, which indicates that a company has established and follows a rigorous set of requirements aimed at achieving customer satisfaction by preventing nonconformity in design, development, production, installation and servicing of products. Oshkosh achieved ISO 9001 certification in 1995. Pierce achieved ISO 9001 certification in 1998 and was certified under the new ISO 9001:2000 standards in 2002. The Geesink Norba Group, BAI systems and the mobile medical trailer manufacturing facilities of AK are also ISO 9001 certified. McNeilus achieved ISO 9001:2000 certification in 2003, and Kewaunee achieved ISO 9001:2000 certification in 2004.

Engineering, Research and Development

        The Company believes its extensive engineering, research and development capabilities have been key drivers of the Company’s marketplace success. In fiscal 2006, the Company took occupancy of a $5.0 million, 45,000 square foot expansion of its Oshkosh new product development facility to support increasing defense and corporate product development projects. The Company maintains four facilities for new product development and testing with a staff of approximately 150 engineers and technicians who are responsible for improving existing products and development and testing of new vehicles, vehicle bodies and components. The Company prepares annual new product development and improvement plans for each of its markets and measures progress against those plans each month.

        Virtually all of the Company’s sales of fire apparatus, broadcast vehicles and mobile medical trailers require some custom engineering to meet the customer’s specifications and changing industry standards. Engineering is also a critical factor in defense truck markets due to the severe operating conditions under which the Company’s vehicles are utilized, new customer requirements and stringent government documentation requirements. In the commercial segment, product innovation is highly important to meet customers’ changing requirements. Accordingly, the Company maintains a permanent staff of over 475 engineers and engineering technicians, and it regularly outsources significant engineering activities in connection with new product development projects.

        For fiscal 2006, 2005 and 2004, the Company incurred engineering, research and development expenditures of $42.1 million, $33.4 million and $27.6 million, respectively, portions of which were recoverable from customers, principally the U.S. government.

Competition

        In all of the Company’s segments, competitors include smaller, specialized manufacturers as well as large, mass producers. The Company believes that, in its specialty vehicle and body markets, it has been able to effectively compete against large, mass producers due to product quality, flexible manufacturing and tailored distribution systems. The Company believes that its competitive cost structure, strategic global purchasing capabilities, engineering expertise, product quality and global distribution and service systems have enabled it to compete effectively.

        Certain of the Company’s competitors have greater financial, marketing, manufacturing and distribution resources than the Company. There can be no assurance that the Company’s products will continue to compete successfully with the products of competitors or that the Company will be able to retain its customer base or to improve or maintain its profit margins on sales to its customers, all of which could have a material and adverse affect on the Company’s financial condition, results of operations and cash flows.

        Fire and Emergency Segment. The Company produces and sells custom and commercial fire vehicles in the U.S. under the Pierce brand. Competitors include Emergency One, Inc. (a subsidiary of Federal Signal Corporation), Kovatch Mobile Equipment Corp. and numerous smaller, regional manufacturers. Principal methods of competition include brand awareness, single-source customer solutions, product quality, product innovation, dealer distribution, service and support and price. The Company believes that its competitive strengths include: recognized, premium brand name; nationwide network of independent Pierce dealers; extensive, high quality and innovative product offerings which include single-source customer solutions for aerials, pumpers and rescue units; large-scale and high-efficiency custom manufacturing capabilities; and proprietary technologies such as TAK-4 independent suspension, Hercules and Husky foam systems and Command Zone electronics.

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

        BAI manufactures firefighting vehicles, ARFF vehicles and related equipment, primarily for the Italian market, with significant export sales into the Middle East, Eastern Europe and North Africa. BAI’s principal competitors include Iveco Eurofire (Holding) GmbH (a subsidiary of Fiat SpA) and Rosenbauer International AG. Principal methods of competition for BAI products include product innovation and price. The Company believes its competitive strengths in these markets include its low-cost manufacturing capability, distribution network and innovative products.

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

        Oshkosh manufactures ARFF vehicles for sale in the U.S. and abroad. Oshkosh’s principal competitors for ARFF sales are Rosenbauer International AG and Emergency One, Inc. (a subsidiary of Federal Signal Corporation). Oshkosh also manufactures snow removal vehicles, principally for U.S. airports. The Company’s principal competitors for snow removal vehicle sales are Schmidt Equipment & Engineering (a subsidiary of FWD/Seagrave Holdings LP) and Kodiak Northwest, Inc. Principal methods of competition for airport products are product quality and innovation, product performance, price and service. The Company believes its competitive strengths in these airport markets include its high-quality, innovative products and low-cost manufacturing capabilities.

        AK is a manufacturer of mobile medical trailers and broadcast vehicles. AK’s principal competition for mobile medical trailers is from Med Coach, LLC. AK’s principal competition for broadcast vehicles is from Wolf Coach (a subsidiary of L-3 Communication Holdings, Inc.). Principal methods of competition are product quality and availability, price and service. The Company believes its competitive strengths in both of AK’s markets include its high-quality products, excellent relationships with manufacturers of equipment installed in its vehicles and low-cost manufacturing capabilities.

        Defense Segment. The Company produces heavy-payload and medium-payload tactical wheeled vehicles for the U.S. and other militaries. Competition for sales of these tactical wheeled vehicles is currently limited to a small number of companies, including the Man Group plc, Mercedes-Benz (a subsidiary of DaimlerChrysler AG), The Volvo Group, Stewart & Stevenson Services, Inc. (a subsidiary of Armor Holdings, Inc.) and International Military and Government LLC (a subsidiary of Navistar International Corporation). The principal method of competition in the defense segment involves a competitive bid that takes into account factors as determined by the applicable military, such as price, product performance, product quality, adherence to bid specifications, production capability, past performance and product support. Usually, the Company’s truck systems must also pass extensive testing. The Company believes that its competitive strengths include: strategic global purchasing capabilities leveraged across multiple business segments; extensive pricing/costing and defense contracting expertise; a significant installed base of vehicles currently in use throughout the world; large-scale and high-efficiency manufacturing capabilities; patented and/or proprietary vehicle components such as TAK-4 independent suspension, Oshkosh transfer cases and Command Zone vehicle diagnostics; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality and after-market parts sales and service capabilities.

        Commercial Segment. The Company produces front- and rear-discharge concrete mixers and batch plants in North America under the Oshkosh, McNeilus, CON-E-CO and London brands. Competition for concrete mixer and batch plant sales is limited to a small number of companies, including Terex Corporation, Continental Manufacturing Co. and Schwing America Inc. Principal methods of competition are service, product features, product quality, product availability and price. The Company believes its competitive strengths include strong brand recognition, large-scale and high-efficiency manufacturing, extensive product offerings, high product quality, a significant installed base of mixers in use in the marketplace and its nation-wide, Company-owned network of sales and service centers.

        McNeilus produces refuse collection vehicle bodies in the U.S. Competitors include The Heil Company (a subsidiary of Dover Corporation) and LaBrie Equipment Ltd. In Europe, the Geesink Norba Group produces refuse collection bodies and compactors under the Geesink, Norba and Kiggen brand names. There are a limited number of European competitors, the largest of which is privately-owned Faun Umwelttechnik GmbH & Co. The principal methods of competition in the U.S. and Europe are service, product quality, product performance and price. Increasingly, the Company is competing for municipal business and large commercial business in the U.S. and Europe, which is based on lowest qualified bid. The Company believes that its competitive strengths in the U.S. and European refuse collection markets include strong brand recognition, comprehensive product offerings, a reputation for high quality, innovative products, large-scale and high-efficiency manufacturing and extensive networks of Company-owned sales and service centers located throughout the U.S. and Europe.

        IMT is a manufacturer of field service vehicles and truck-mounted cranes for mining and construction industries. IMT’s principal competition for field service vehicles is from Stellar Industries, Inc., Fleet Equipment Corporation and Auto Crane Company. IMT’s principal competition for truck mounted cranes is from Fassi Group Palfinger AG, Hiab Oy, Stellar Industries, Inc. and Auto Crane Company. Principal methods of competition are product quality, price and service. The Company believes its competitive strengths in both of IMT’s markets include its high-quality products, national distribution network and low-cost manufacturing capabilities.

Customers and Backlog

        Sales to the U.S. government comprised approximately 35.3% of the Company’s net sales in fiscal 2006. No other single customer accounted for more than 10.0% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog as of September 30, 2006 decreased 1.5% to $1,914.3 million compared to $1,944.1 million at September 30, 2005. Fire and emergency segment backlog increased 22.2% to $643.0 million at September 30, 2006 compared to $526.2 million at September 30, 2005 due to improving domestic municipal markets, market share gains and the inclusion of $44.7 million of backlog related to AK, which was acquired in fiscal 2006. The defense segment backlog decreased 29.0% to $852.4 million at September 30, 2006 compared to $1,199.9 million at September 30, 2005 due to timing of FHTV contract renewal, continued production under U.K. wheeled tanker contract and a slow-down in sales of parts and services for the DoD. The Company anticipates that its defense segment backlog will rise over the next six months as DoD contracts are executed against recent federal budget bills. Commercial segment backlog increased 92.2% to $418.9 million at September 30, 2006 compared to $217.9 million at September 30, 2005. Orders continued to remain strong in North America in advance of diesel engine emissions standards changes effective January 1, 2007. Unit backlog for refuse packers was up 165.8% domestically. Unit backlog for front-discharge and rear-discharge concrete mixers was up 80.4% and 108.2%, respectively. Unit backlog for refuse packers was down 25.0% in Europe as a result of slow order intake in the United Kingdom and chassis supply issues in France. Approximately $22.8 million of the overall increase in commercial segment backlog related to IMT, which the Company acquired in fiscal 2006. Approximately 3.0% of the Company’s September 30, 2006 backlog is not expected to be filled in fiscal 2007.

        Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV, MTVR, ID/IQ and LVSR contracts. As of September 30, 2006, only $25.7 million of the anticipated LVSR contract has been funded and included in backlog. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.

Government Contracts

        Approximately 35.3% of the Company’s net sales for fiscal 2006 were made to the U.S. government, a substantial majority of which were under long-term contracts and programs in the defense truck market. Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds. Long-term contracts may be conditioned upon continued availability of congressional appropriations. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts.

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

Suppliers

        The Company is dependent on its suppliers and subcontractors to meet commitments to its customers, and many components are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. Components for the Company’s products are generally available from a number of suppliers, although the transition to a new supplier may require several months to conclude. The Company purchases chassis components, such as vehicle frames, engines, transmissions, radiators, axles and tires, and vehicle body options, such as cranes, cargo bodies and trailers, from third party suppliers. These body options may be manufactured specific to the Company’s requirements; however, most of the body options could be manufactured by other suppliers or the Company itself. Through reliance on this supply network for the purchase of certain components, the Company is able to reduce many of the preproduction and fixed costs associated with the manufacture of these components and vehicle body options. The Company purchases a large amount of fabrications and outsources certain manufacturing services, each generally from small companies located near its facilities. While providing low-cost services and product surge capability, such companies often require additional management attention during difficult economic conditions or contract start-up. The Company also purchases complete vehicle chassis from truck chassis suppliers in its commercial segment and, to a lesser extent, in its fire and emergency segment. The Company maintains an extensive qualification, on-site inspection, assistance and performance measurement system to control risks associated with reliance on suppliers. The Company occasionally experiences problems with supplier and subcontractor performance and availability and must identify alternate sources of supply and/or address related warranty claims from customers.

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

        A surge in over-the-road truck sales has created shortages of certain components utilized by the Company, especially certain engines utilized in the Company’s defense business. The shortages have also caused periodic delays or limitations on the receipt of chassis scheduled for mounting of the Company’s truck bodies across both its fire and emergency and commercial segments. It is likely that some or all of such shortages could diminish during fiscal 2007 due to new diesel engine emissions standards taking effect on January 1, 2007, but such conditions could re-occur later in fiscal 2007 or fiscal 2008 as customers resume their normal procurement patterns.

Intellectual Property

        Patents and licenses are important in the operation of the Company’s business, as one of management’s key objectives is developing proprietary components to provide the Company’s customers with advanced technological solutions at attractive prices. The Company holds in excess of 200 active domestic and foreign patents. The Company believes patents for all-wheel steer and TAK-4 independent suspension systems, which have remaining lives of 3 to 14 years, provide the Company with a competitive advantage in the fire and emergency segment. In the defense segment, the TAK-4 independent suspension system was added to the U.S. Marine Corps’ MTVR and LVSR programs, which the Company believes provided a performance and cost advantage in the successful competition for the production contracts. The TAK-4 independent suspension is also integral to the Company’s strategy with respect to several international defense bids. The Company believes that patents for certain components of its ProPulse hybrid electric drive system and Command Zone electronics offer potential competitive advantages to product lines across all its segments. To a lesser extent, other proprietary components provide the Company a competitive advantage in the Company’s segments.

        In fiscal 2002, the Company introduced the Revolution composite concrete mixer drum in the U.S. The Company has purchased exclusive, renewable licenses for the rights to manufacture and market this technology in the Americas and Europe. This license requires the Company to make royalty fee payments to its Australian partner for each Revolution drum sold. The Company believes that this license creates an important competitive advantage over competitors that manufacture steel concrete mixer drums. The Revolution composite drum is substantially lighter than a comparable steel drum permitting greater payload capacity and is easier to clean, which together lower the cost of delivered concrete. The Company sells the Revolution composite drum at prices substantially higher than prices for steel drums.

        The Company holds trademarks for “Oshkosh,” “Pierce,” “McNeilus,” “Revolution,” “Medtec,” “Jerr-Dan,” “CON-E-CO,” “London,” “BAI,” “Geesink,” “Norba,” “Kiggen,” “Frontline,” “AK,” “SMIT” and “IMT” among others. These trademarks are considered to be important to the future success of the Company’s business.

Employees

        As of September 30, 2006, the Company had 9,387 employees. The United Auto Workers (“UAW”) union represented 1,516 production employees at the Company’s Oshkosh, Wisconsin facilities, the Boilermakers, Iron Shipbuilders, Blacksmiths, and Forgers Union (“Boilermakers”) represented 235 employees at the Company’s Kewaunee, Wisconsin facilities, and the International Brotherhood of Teamsters Union (“Teamsters”) represented 52 employees at the Company’s Garner, Iowa facilities . The Company’s five-year agreement with the UAW union extends through September 2011, and the Company’s agreement with the Boilermakers union extends through May 2008. The Company’s three-year agreement with the Teamsters extends through October 2008. In addition, the Canadian Auto Workers union represented 88 employees at London, and 742 employees at the Geesink Norba Group are represented by separate works councils. The Company believes its relationship with employees is satisfactory.

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

Available Information

        The Company maintains a website with the address www.oshkoshtruckcorporation.com. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge (other than an investor’s own Internet access charges) through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such materials with, or furnishes such materials to, the SEC.

ITEM 1A. RISK FACTORS

        The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, that may cause actual performance to differ materially from historical or projected future performance. Information in this Form 10-K should be considered carefully by investors in light of the risk factors described below and the information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Assumptions.”

Our markets are highly cyclical and a decline in these markets could have a material adverse effect on our operating performance.

        A decline in overall customer demand in our cyclical commercial and fire and emergency markets could have a material adverse effect on our operating performance. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Domestic and European refuse markets are also highly cyclical and impacted by the strength of the economy generally and municipal tax receipts. Fire and emergency markets are modestly cyclical and are impacted by the economy generally and municipal tax receipts. If these markets face downturns, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows. Furthermore, our commercial business saw an increase in orders in fiscal 2006 as customers pre-purchased truck chassis in anticipation of changes in diesel engine emissions standards effective January 1, 2007, which we believe is likely to result in a reduction in sales in 2007.

        Additionally, the recent surge in our defense business is due in significant part to demand for defense trucks, replacement parts and services and truck remanufacturing arising from the conflict in Iraq. Events such as this are unplanned, and we cannot predict how long this conflict will last or the demand for our products that will arise out of such an event. Accordingly, we cannot provide any assurance that the increased defense business as a result of this conflict will continue.

        Finally, JLG operates in a highly cyclical market impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by non-residential construction spending and by other factors. In addition, JLG’s business is highly seasonal with the majority of its sales occurring in the spring and summer months, which constitute the traditional construction season. If we complete the acquisition of JLG as anticipated in December 2006, then we will be subject to the risk of a downturn in JLG’s cyclical market.

We may not be able to complete or successfully integrate the acquisition of JLG, which may have a material adverse impact on our future growth and operating performance.

        Although we anticipate closing the acquisition of JLG in December 2006, the merger agreement is subject to standard closing conditions and terminations provisions. We may not be able to complete the acquisition of JLG, which could adversely affect our future growth. If we complete the acquisition of JLG, realization of the benefits and synergies of the acquisition will require integration of JLG’s sales and marketing, distribution, manufacturing, engineering and administrative organizations. The successful integration of JLG will require substantial attention from our management team. The diversion of management attention, as well as any other difficulties we may encounter in the integration process, could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows. We cannot provide any assurance that we will be able to integrate the operations of JLG successfully, that we will be able to realize anticipated synergies from the acquisition or that we will be able to operate the JLG business as profitably as anticipated after the acquisition.

Our high leverage and debt service obligations could increase our vulnerability to general adverse economic and industry conditions and limit our ability to obtain future financing.

        As a result of financing the JLG acquisition, we will be highly leveraged, which will cause us to incur additional interest expense. After the completion of the acquisition of JLG, we expect to have approximately $3.3 billion of debt outstanding, and we may increase debt in the future to fund operations. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Based upon our current level of operations, we believe that cash flow from operations, available cash and available borrowings under the new credit facilities we plan to enter into in connection with the acquisition of JLG will be adequate to meet our future liquidity needs. However, we cannot provide any assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our new credit facilities will contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations and debt service capability.

        Our high level of debt and the covenants contained in our credit facilities could have important consequences for our operations, including:

–	Increase our vulnerability to general adverse economic and industry conditions and detract from our ability to withstand successfully a downturn in our markets or the economy generally;
–	Require us to dedicate a substantial portion of our cash flow from operations to required payments on debt, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development and other general corporate activities;
–	Limit our ability to obtain additional financing in the future to fund working capital, capital expenditures and other general corporate requirements;
–	Limit our flexibility in planning for, or reacting to, changes in our business and the markets we serve;
–	Place us at a competitive disadvantage compared to less leveraged competitors; and
–	Make us vulnerable to increases in interest rates because debt under our credit facilities may be at variable rates.

Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits.

        We are dependent on U.S. and foreign government contracts for a substantial portion of our business. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

–	Our business is susceptible to changes in the U.S. defense budget, which may reduce revenues that we expect from our defense business.
–	The U.S. government may not appropriate funding that we expect for our U.S. government contracts, which may prevent us from realizing revenues under current contracts or receiving additional orders that we anticipate we will receive.
–	Most of our government contracts are fixed-price contracts, and our actual costs may exceed our projected costs, which could result in lower profits or net losses under these contracts.
–	We are required to spend significant sums on product development and testing, bid and proposal activities and pre-contract engineering, tooling and design activities in competitions to have the opportunity to be awarded these contracts.
–	Competitions for the award of defense truck contracts are intense, and we cannot provide any assurance that we will be successful in the defense truck procurement competitions in which we participate.
–	Certain of our government contracts could be suspended or terminated and all such contracts expire in the future and may not be replaced, which could reduce expected revenues from these contracts.
–	Our defense products undergo rigorous testing by the customer and are subject to highly technical requirements. Any failure to pass these tests or to comply with these requirements could result in unanticipated retrofit costs, delayed acceptance of trucks or late or no payments under such contracts.
–	Our government contracts are subject to audit, which could result in adjustments of our costs and prices under these contracts.
–	Our defense truck contracts are large in size and require significant personnel and production resources, and when such contracts end, we must make adjustments to personnel and production resources.
–	We are also currently experiencing difficulties with sourcing sufficient vehicle carcasses to maintain our defense truck remanufacturing schedule, which creates uncertainty for this area of our business in the short-term.

If we are unable to successfully turnaround the profitability of our Geesink Norba Group, then we may be required to record a non-cash impairment charge for Geesink Norba Group goodwill.

        During fiscal 2004 and 2005, the Geesink Norba Group operated at a loss due to the weak European economy, declines in selling prices in its markets, operational inefficiencies and increased material, labor and warranty costs related to the launch of a new Geesink-branded rear loader. Although the Geesink Norba Group operated at a profit in fiscal 2006 and we have taken steps to turn around the business of the Geesink Norba Group, including reducing its work force, installing new executive leadership, implementing lean manufacturing practices, introducing new products and outsourcing components to lower cost manufacturing sites, we cannot provide any assurance that the Geesink Norba Group will continue to operate profitably or that such activities will be successful. In fiscal 2007, we anticipate that slowing demand in the United Kingdom and chassis supply issues in France will delay the Geesink Norba Group turnaround. In addition, we may incur costs to continue to implement any such turnaround beyond our current expectations for such costs. Further, if we are unable to continue to turnaround the business of the Geesink Norba Group, then we may be required to record a non-cash impairment charge for Geesink Norba Group goodwill, and there could be other material adverse effects on our net sales, financial condition, profitability and/or cash flows.

If we are unable to successfully introduce or produce the Revolution composite concrete mixer drum, then the revenues and earnings of our commercial segment may be adversely impacted.

        We have made and will continue to make significant investments in technology and manufacturing facilities relating to the Revolution composite concrete mixer drum product, and we anticipate that this product will contribute to growth in revenues and earnings of our commercial segment. However, we cannot provide any assurance that such growth will result. Without limitation:

–	The Revolution drum is a new product in the concrete placement market that uses new technology, and we cannot provide any assurance that the concrete placement market will broadly accept this product.
–	Even if market demand for the Revolution drum meets our expectations, we may not be able to sustain high volume production of this product at projected costs and on projected delivery schedules, which could result in lower profits or net losses relating to this product.
–	Our plans include taking additional actions and making additional investments to introduce different versions of the Revolution drum and to introduce the product in markets outside the United States, and there will be additional risks associated with these efforts.
–	We cannot provide any assurance that competitors will not offer products in the future that compete with the Revolution drum, which would impact our ability to sell this product at targeted prices.
–	Because the Revolution drum is a new product, we have experienced and may continue to experience higher costs for warranty and other product related claims.

We have expanding international operations, the conduct of which subject us to risks that may have a material adverse effect on our business.

        For the fiscal year ended September 30, 2006, approximately 17.7% of our net sales were attributable to products sold outside of the United States, and expanding international sales, including through the pending acquisition of JLG, which had $610.7 million of revenues from outside of the United States in its fiscal year ended July 31, 2006, is a part of our growth strategy. International operations and sales are subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government regulations and the effects of income and withholding taxes, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenues and earnings. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

We are subject to fluctuations in exchange rates and other risks associated with our non-U.S. operations that could adversely affect our results of operations and may significantly affect the comparability of our results between financial periods.

        The results of operations and financial condition of our subsidiaries that conduct operations in foreign countries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, which are stated in U.S. dollars. In addition, we have certain firm orders in backlog that are denominated in U.K. Pounds Sterling and certain agreements with subcontractors denominated in U.K. Pounds Sterling and Euros, which will subject us to foreign currency transaction risk to the extent they are not hedged. The completion of our pending acquisition of JLG will increase our exposure to foreign currency transaction risk as JLG generates a portion of its revenues in foreign currencies, including Euros, U.K. Pounds Sterling and Australian Dollars. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations, in particular those with respect to the Euro and the U.K. Pound Sterling, may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods.

Competition in our industries is intense and we may not be able to continue to compete successfully.

        We operate in highly competitive industries. Several of our competitors have greater financial, marketing, manufacturing and distribution resources than us and we are facing competitive pricing from new entrants in certain markets. Our products may not continue to compete successfully with the products of competitors, and we may not be able to retain or increase our customer base or to improve or maintain our profit margins on sales to our customers, all of which could adversely affect our net sales, financial condition, profitability and/or cash flows.

A disruption or termination of the supply of parts, materials, components and final assemblies from third-party suppliers could delay sales of our vehicles and vehicle bodies.

        We have experienced, and may in the future experience, significant disruption or termination of the supply of some of our parts, materials, components and final assemblies that we obtain from sole source suppliers or subcontractors or incur a significant increase in the cost of these parts, materials, components or final assemblies. Such disruptions, terminations or cost increases could delay sales of our vehicles and vehicle bodies and could result in a material adverse effect on our net sales, financial condition, profitability and/or cash flows. A recent surge in over-the-road vehicle sales has created shortages of certain components we utilize. The shortages have also caused periodic delays or limitations on the receipt of chassis scheduled for mounting of our vehicle bodies across both our fire and emergency and commercial segments. It is likely that some or all of such shortages could diminish during fiscal 2007 due to new diesel engine emissions standards taking effect on January 1, 2007, but such conditions could re-occur later in fiscal 2007 or fiscal 2008 as customers resume their normal procurement patterns.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

        Management believes the Company’s equipment and buildings are modern, well maintained and adequate for its present and anticipated needs. As of November 16, 2006, the Company operated in 42 manufacturing facilities. The location, size and focus of the Company’s facilities are provided in the table below:

	Approximate Square Footage
Location (# of facilities)	Owned	Leased	Principal Products Manufactured
Oshkosh, Wisconsin (4)	1,047,000	44,000	Defense Trucks; Front-Discharge Mixers; Snow
			Removal Vehicles; ARFF Vehicles
Appleton, Wisconsin (3)	713,000		Fire Apparatus
Dodge Center, Minnesota (1)	711,000	4,000	Rear-Discharge Mixers; Refuse Vehicle Bodies;
			Portable Batch Plants
Dexter, Minnesota (1)		53,000	Revolution Composite Concrete Mixer Drums
Bradenton, Florida (1)	300,000		Fire Apparatus; Ambulances
Emmeloord, Holland (1)	242,000		Refuse Vehicle Bodies
Kewaunee, Wisconsin (1)	292,000		Aerial Devices and Heavy Steel Fabrication
Greencastle, Pennsylvania (2)	130,000	128,000	Carriers and Wreckers
Riceville, Iowa (1)	108,000		Components for Rear-Discharge Mixers, Concrete
			Batch Plants and Refuse Vehicle Bodies
Brescia, Italy (2)	77,000	37,000	Fire Apparatus; ARFF Vehicles
Goshen, Indiana (2)	87,000		Ambulances
Maarheeze, Holland (1)	89,000		Mobile and Stationary Compactors, Refuse
			Transfer Stations and Compactors
Blomstermala, Sweden (1)		102,000	Refuse Vehicle Bodies
Kalmar, Sweden (1)		40,000	Paint facility for Refuse Vehicle Bodies
White Pigeon, Michigan (1)	64,000		Ambulances
Kensett, Iowa (1)	65,000		Refuse Body Components
McIntire, Iowa (1)	28,000		Components for Rear-Discharge Mixers and
			Refuse Vehicle Bodies
Blair, Nebraska (2)	91,000	20,000	Concrete Batch Plants
Audubon, Iowa (1)	15,000		Components for Concrete Batch Plants
London, Canada (1)		110,000	Rear-Discharge Mixers
Weyauwega, Wisconsin (1)	31,000		Refurbished Fire Apparatus
Ontario, California (1)		33,000	Refurbished Fire Apparatus
Villa Rica, Georgia (1)		56,000	Replacement Drums for Rear-Discharge Mixers
Colton, California (1)	43,000		Replacement Drums for Rear-Discharge Mixers
Llantrisant, United Kingdom (1)	58,000		Refuse Vehicle Bodies
Medias, Romania (1)		36,000	Refuse Vehicle Bodies
Garner, Iowa (1)	324,000		Field Service Vehicles and Articulating Cranes
Westborough, Massachusetts (1)		20,000	Field Service Vehicles and Articulating Cranes
Calumet City, Illinois (1)	87,000		Mobile Medical Trailers
Harvey, Illinois (1)	78,000		Mobile Medical Trailers
Oud-Beijerland, Holland (1)		98,000	Mobile Medical Trailers
Clearwater, Florida (1)		108,000	Broadcast Equipment
Riverside, California (1)		39,000	Command Vehicles

        The Company’s manufacturing facilities generally operate five days per week on one or two shifts, except for seasonal shutdowns for one to three week periods. Management believes the Company’s manufacturing capacity could be significantly increased with limited capital spending by working an additional shift at each facility.

        In addition, the Company performs contract maintenance services out of multiple warehousing and service facilities owned and/or operated by the U.S. government and third parties, including locations in the United States, Japan, Kuwait, Iraq, and multiple other countries in Europe and the Middle East.

        In addition to sales and service activities at the Company’s manufacturing facilities, the Company maintains 18 sales and service centers in the United States. The Company owns such facilities in Commerce City, Colorado; Villa Rica, Georgia; Hutchins, Texas; Morgantown, Pennsylvania; and Gahanna, Ohio. The Company leases such facilities in Stockton, California; East Puyallup, Washington; Salt Lake City, Utah; Sugar Grove, Illinois; Fairfield, Ohio; East Granby, Connecticut; Houston, Texas; Fort Wayne, Indiana; Lakeland, Florida; Grand Rapids, Michigan; Milwaukee, Wisconsin; Phoenix, Arizona; and Buffalo, New York. These facilities range in size from approximately 3,000 square feet to approximately 37,000 square feet and are used primarily for sales and service of concrete mixers and refuse bodies. The Company leases approximately 20,000 square feet in Las Vegas, Nevada for mounting carriers and wreckers.

        In addition to sales and service activities at the Geesink Norba Group’s manufacturing facilities, the Geesink Norba Group maintains 21 sales and service centers in Europe. The Geesink Norba Group owns such facilities in St. Albans, UK and Karlslunde, Denmark; and leases facilities in London, Lancaster, Reading, and Oldham, UK; Paris and Mions, France; Hunxe, Germany; Pabianice, Poland; Milan, Italy; Vallentuna, Sweden; Amsterdam, Duiven, and Emmeloord, The Netherlands; and Madrid, Seville, and Barcelona, Spain. These facilities range in size from approximately 1,600 square feet to 25,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

        As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third party disposal and recycling facilities which are licensed by appropriate governmental agencies. In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency (“EPA”) or a state environmental agency for remediation. Under the Comprehensive Environmental Response, Compensation and Liability Act and similar state laws, each potentially responsible party (“PRP”) that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up the sites. Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup cost. The Company has been named a PRP with regard to three multiple-party sites. Based on current estimates, the Company believes its liability at these sites will not be material and any responsibility of the Company is adequately covered through established reserves.

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

        The Company has identified potential soil and groundwater contamination impacts from solvents and/or metals at three of its manufacturing sites related to the Geesink Norba Group. During the fourth quarter of fiscal 2006, studies of these sites were completed. The results from two of the sites indicated that no further action was necessary. Based on the study of the third site, the Company reached an agreement with the environmental authorities that no further action was necessary for a portion of the site. The Company is conducting an evaluation of the remaining portion of the site to identify if any action is required. Based on current estimates, the Company believes its liability at these sites will not be material and any responsibility of the Company is adequately covered through reserves established by the Company.

        The Company had reserves of $5.2 million for environmental matters at September 30, 2006 for losses that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

        The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings that arise in the ordinary course of business. In May 2006, Armor Holdings, Inc. (“Armor Holdings”) announced that it was considering filing a lawsuit against the Company alleging, among other things, that the Company tortiously interfered with a merger agreement between Armor Holdings and Stewart & Stevenson Services, Inc. The Company believes that any such potential claim is without merit and intends to vigorously defend any such action should it be filed. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

        At September 30, 2006, the Company had available warranty reserves of $56.9 million and product and general liability reserves of $14.2 million. See Notes 9 and 18 of the Notes to Consolidated Financial Statements. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to all such matters and claims of $71.1 million at September 30, 2006, will not have a material adverse effect on the Company’s consolidated financial statements. Actual results could vary, among other things, due to the uncertainties involved in litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the three months ended September 30, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information as of November 16, 2006 concerning the Company’s executive officers. All of the Company’s officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title.
Robert G. Bohn	53	Chairman, President and Chief Executive Officer
Bryan J. Blankfield	45	Executive Vice President, General Counsel and Secretary
Thomas D. Fenner	50	Vice President, Chief Procurement Officer and General Manager Airport Business
Joseph H. Kimmitt	56	Executive Vice President, Government Operations and Industry Relations
Mark A. Meaders	48	Executive Vice President and Chief Operating Officer, Pierce Manufacturing Inc.
John W. Randjelovic	62	Executive Vice President and President, Pierce Manufacturing Inc.
William J. Stoddart	61	Executive Vice President and President, Defense Business
Charles L. Szews	49	Executive Vice President and Chief Financial Officer
Donald H. Verhoff	60	Executive Vice President, Technology
Michael J. Wuest	47	Executive Vice President and President, McNeilus Companies, Inc.
Matthew J. Zolnowski	53	Executive Vice President, Chief Administration Officer

        Robert G. Bohn. Mr. Bohn joined the Company in 1992 as Vice President-Operations. He was appointed President and Chief Operating Officer in 1994. He was appointed President and Chief Executive Officer in October 1997 and Chairman of the Board in January 2000. Mr. Bohn was elected a Director of the Company in June 1995. He is a director of Graco, Inc. and Menasha Corporation.

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

        Joseph H. Kimmitt. Mr. Kimmitt joined the Company in June 2001 as Vice President, Government Operations and was appointed to his current position in September 2006. He previously served as a Professional Staff Member of the U.S. House and Senate Appropriations Committees from 1984 to 2001. He was appointed Deputy Staff Director of the Senate Appropriations Committee in 1997.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The information relating to dividends included in Notes 13 and 21 of the Notes to Consolidated Financial Statements contained herein under Item 8 and the information relating to dividends per share contained herein under Item 6 are hereby incorporated by reference in answer to this item.

        In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of Common Stock. The Company did not repurchase any shares under this authorization during fiscal 2006. As of September 30, 2006, the Company had repurchased 2,769,210 shares under this program at a cost of $6.6 million, leaving the Company with authority to repurchase 3,230,790 shares of Common Stock under this program. The authorization does not expire.

Dividends and Common Stock Price

        During fiscal 2005, the Board of Directors of the Company increased the quarterly dividend rate twice, resulting in an increase in the dividend from $0.04375 per share of Common Stock to $0.06750 per share. On January 17, 2006, the Board of Directors of the Company increased the quarterly dividend rate from $0.06750 per share of Common Stock to $0.10 per share.

        It is the Company’s intention to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings, capital requirements, the Company’s general financial condition, general business conditions and other factors. The agreements governing the Company’s revolving credit facility do not restrict the Company’s ability to pay dividends on its common stock except that they provide that the Company must maintain a minimum net worth of $550.0 million plus the net proceeds of all equity issuances and 50% of the Company’s positive net income. Further, these bank agreements provide that the Company’s leverage ratio (as defined) shall not exceed 3.5 to 1.0 and that the Company shall not permit its domestic earnings before interest, taxes, depreciation and amortization (as defined) to be less than $150.0 million.

        Assuming completion of the pending JLG acquisition, the Company expects only to make modest changes to its dividend practices, if any, until it adequately reduces debt following the acquisition. In conjunction with the planned acquisition of JLG, the Company intends to enter into a new senior secured credit facility to fund the JLG acquisition that will further restrict the Company’s ability to pay dividends through tighter financial covenants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of these covenants.

        The Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol OSK. As of November 13, 2006, there were 952 holders of record of the Common Stock. The following table sets forth prices reflecting actual sales of the Common Stock as reported on the NYSE.

	Fiscal 2006		Fiscal 2005
Quarter Ended	High	Low	High	Low
September 30	$52.820	$42.640	$43.850	$38.590
June 30	65.690	46.300	41.990	35.500
March 31	62.470	44.350	41.625	30.310
December 31	46.170	41.000	34.525	26.000

ITEM 6. SELECTED FINANCIAL DATA

Fiscal Year (In thousands, except per share amounts)	2006 (4)	2005 (5)(8)(9)	2004 (6)(8)(9)	2003 (8)(9)	2002 (8)(9)
Net sales	$3,427,388	$2,959,900	$2,262,305	$1,926,010	$1,743,592
Operating income	325,928	267,202	180,410	129,199	111,118
Net income (1)	205,529	160,205	112,806	75,620	59,598
Per share assuming dilution (1)	2.76	2.18	1.57	1.08	0.86
Dividends per share:
Class A Common Stock (2)	--	0.0750	0.1250	0.0875	0.0750
Common Stock	0.3675	0.2213	0.1450	0.1006	0.0863
Total assets	2,110,908	1,718,303	1,452,414	1,083,132	1,024,329
Expenditures for property, plant and equipment	56,020	43,174	29,950	24,673	15,619
Depreciation	28,832	23,750	19,632	18,333	17,527
Amortization of goodwill, purchased intangible
assets, deferred financing costs and
stock-based compensation	19,756	10,949	8,329	7,787	7,865
Net working capital (deficit) (3)(4)(5)(6)	121,320	178,845	31,026	(1,436)	33,964
Long-term debt (including current maturities) (7)	2,859	3,149	3,851	1,735	149,958
Shareholders’ equity	1,061,905	818,670	636,093	518,863	409,760
Book value per share	14.40	11.16	9.00	7.44	6.03
Backlog	1,914,000	1,944,000	1,551,000	1,205,000	908,000

(1)	Fiscal 2003 results included a $3,945 after-tax charge ($0.06 per share) related to the payment of the call premium and related costs and the write-off of capitalized deferred financing costs due to the September 19, 2003 early retirement of the Company’s $100,000 of 8¾% senior subordinated notes due March 2008. Fiscal 2003 results also included a $3,400 reduction in income tax expense and corresponding increase in net income and related per share amounts ($0.05 per share) as a result of the September 2003 favorable settlement of an income tax audit covering fiscal 1999 through 2001.

(2)	In May 2005, a sufficient number of shareholders of unlisted Class A Common Stock converted their shares to New York Stock Exchange – listed Common Stock, on a share-for-share basis, which resulted in the remaining Class A shares automatically converting into shares of Common Stock on the same basis. As a result of this conversion to a single class of stock, shares of Common Stock that previously had limited voting rights now carry full voting rights.

(3)	In fiscal 2003, the Company prepaid its $100,000 of 8¾% senior subordinated notes due March 2008 with borrowings under its bank credit facility and from available cash. Fiscal 2002 cash from operating activities, including an $86,300 performance-based payment received on September 30, 2002 on the Company’s MTVR contract, was principally used to prepay long-term debt. See (7).

(4)	On July 31, 2006, the Company acquired all of the equity interests of AK for $142,049 in cash. On August 14, 2006, the Company acquired for $130,793 in cash all of the issued and outstanding capital stock of IMT. Amounts include acquisition costs and are net of cash acquired. Fiscal 2006 results included sales of $32,406 and operating income of $1,619 related to AK and IMT following their acquisition, respectively. See Note 3 of the Notes to Consolidated Financial Statements.

(5)	On November 1, 2004, the Company acquired for $19,912 in cash all of the issued and outstanding capital stock of CON-E-CO. On March 9, 2005, the Company acquired for $11,169 in cash all of the issued and outstanding capital stock of London. Amounts include acquisition costs and are net of cash acquired. Fiscal 2006 and 2005 results included sales of $98,378 and $54,545 and operating income of $9,379 and $2,371, respectively, related to CON-E-CO and London following their acquisition. See Note 3 of the Notes to Consolidated Financial Statements.

(6)	On July 8, 2004, the Company acquired for $79,854 in cash all of the issued and outstanding capital stock of JerrDan. On July 29, 2004, the Company acquired for €6,282 ($7,635) in cash, plus debt assumed of €10,891 ($13,238), 75% of the outstanding quotas (ownership interests) of BAI. Amounts include acquisition costs and are net of cash acquired. Fiscal 2006, 2005 and 2004 results included sales of $183,652, $174,731 and $35,408 and operating income of $16,308, $13,009 and $1,189, respectively, related to JerrDan and BAI following their acquisition.

(7)	In fiscal 2002, the Company prepaid $6,000 of its term loan A and $126,250 of its term loan B from cash generated from operating activities. See (3).

(8)	In fiscal 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of the Company’s stock-based compensation awards. Had SFAS No. 123(R) been in effect for the earliest period presented, results would have been as follows for fiscal 2005, 2004, 2003 and 2002, respectively: operating income — $263,686, $177,172, $126,309 and $108,245; net income — $156,689, $109,568, $72,730 and $56,725; net income per share assuming dilution — $2.13, $1.52, $1.04 and $0.82.

(9)	In fiscal 2005, 2004, 2003, and 2002 the Company recorded cumulative life-to-date adjustments to increase the overall margin percentage on the MTVR base contract by 2.5, 2.1, 1.2 and 1.0 percentage points, respectively, as a result of contract modifications and favorable cost performance compared to previous estimates. These changes in estimates, recorded as cumulative life-to-date adjustments, increased operating income, net income and net income per share by $24,700, $15,100 and $0.21 in fiscal 2005, $19,500, $12,300 and $0.17 in fiscal 2004, $9,200, $5,800 and $0.09 in fiscal 2003 and $4,300, $3,000 and $0.04 in fiscal 2002, respectively, including $23,100, $14,200, and $0.20 in fiscal 2005, $16,200, $10,200 and $0.14 in fiscal 2004, $5,700, $3,600 and $0.05 in fiscal 2003 and $1,700, $1,000 and $0.02 in 2002, respectively, relating to prior year revenues.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company is a leading designer, manufacturer and marketer of a wide range of specialty vehicles and vehicle bodies, including fire and emergency vehicles, defense trucks and concrete mixers and refuse bodies. Under the “Pierce” brand name, the Company is among the leading domestic manufacturers of fire apparatus assembled on both custom and commercial chassis. Under the “Jerr-Dan” brand name, the Company is a leading domestic manufacturer and marketer of towing and recovery equipment. Under the “BAI” brand name, the Company is a manufacturer and marketer of fire apparatus, aircraft rescue and firefighting vehicles and equipment to municipalities and airports in Italy and exports into Europe, the Middle East and North Africa. The Company manufactures aircraft rescue and firefighting and airport snow removal vehicles under the “Oshkosh” brand name and ambulances under the “Medtec” brand name. The Company manufactures mobile medical trailers under the “AK Specialty Vehicles” and “SMIT” brand names. Under the “Frontline” brand name, the Company is a leading domestic manufacturer and marketer of broadcast vehicles. The Company also manufactures defense trucks under the “Oshkosh” brand name and is the leading manufacturer of severe-duty heavy-payload tactical trucks for the DoD. Under the “McNeilus,” “Oshkosh,” “London” and “CON-E-CO” brand names, the Company manufactures rear- and front-discharge concrete mixers and portable and stationary concrete batch plants. Under the “McNeilus,” “Geesink,” “Norba” and “Kiggen” brand names, the Company manufactures a wide range of automated, rear, front, side and top loading refuse vehicle bodies and mobile and stationary refuse compactors and transfer systems. Under the “IMT” brand name, the Company is a leading domestic manufacturer of field service vehicles and truck-mounted cranes.

        Major products manufactured and marketed by each of the Company’s business segments are as follows:

        Fire and emergency – commercial and custom fire vehicles and equipment, aircraft rescue and firefighting vehicles, snow removal vehicles, ambulances, wreckers, carriers and other emergency vehicles primarily sold to fire departments, airports, other governmental units and towing companies in the U.S. and abroad, mobile medical trailers sold to hospitals and third party medical service providers in the U.S. and Europe and broadcast vehicles sold to broadcasters and TV stations in North America and abroad.

        Defense – heavy- and medium-payload tactical trucks and supply parts and services sold to the U.S. military and to other militaries around the world.

        Commercial – concrete mixer systems, refuse vehicle bodies, mobile and stationary compactors and waste transfer units, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in North America, Europe and other international markets and field service vehicles and truck-mounted cranes sold to mining and construction companies in the U.S. and abroad.

        All estimates referred to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company’s estimates as of October 31, 2006 when the Company conducted a conference call in connection with its announcement of its earnings for the fourth quarter and fiscal year ended September 30, 2006 and its revised outlook for fiscal 2007.

Acquisition History

        Since 1996, the Company has selectively pursued strategic acquisitions to enhance its product offerings and diversify its business. The Company has focused its acquisition strategy on providing a full range of products to customers in specialty vehicle and body markets that are growing and where it can develop strong market positions and achieve acquisition synergies. Identified below is information with respect to these acquisitions, all of which have been accounted for using the purchase method of accounting and have been included in the Company’s results of operations from the date of acquisition.

        On September 18, 1996, the Company acquired for cash all of the issued and outstanding capital stock of Pierce for $156.9 million, including acquisition costs and net of cash acquired. The acquisition was financed from borrowings under a previous bank credit facility. Pierce is a leading manufacturer and marketer of fire vehicles and other emergency apparatus.

        On December 19, 1997, Pierce acquired certain inventory, machinery and equipment, and intangible assets of Nova Quintech, a division of Nova Bus Corporation, for $3.6 million. Nova Quintech was engaged in the manufacture and sale of aerial devices for fire trucks.

        On February 26, 1998, the Company acquired for cash all of the issued and outstanding capital stock of McNeilus and entered into related non-compete and ancillary agreements for $217.6 million, including acquisition costs and net of cash acquired. McNeilus is a leading manufacturer and marketer of rear-discharge concrete mixers and portable concrete batch plants for the concrete placement industry and refuse vehicle bodies for the waste services industry in the U.S. The acquisition was financed from borrowings under a previous senior credit facility and the issuance of senior subordinated notes. The senior subordinated notes were retired in fiscal 2003.

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

        On July 25, 2001, the Company acquired all of the outstanding capital stock of the Geesink Norba Group for $137.6 million, including acquisition costs, and net of cash acquired. The Geesink Norba Group is a leading European manufacturer of refuse collection vehicle bodies, mobile and stationary compactors and transfer stations. The acquisition was financed from the proceeds of a term loan under a previous senior credit facility.

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

        On July 31, 2006, the Company completed the acquisition of all of the equity interests of AK for $142.0 million, including acquisition costs and net of cash acquired. AK is a leading manufacturer of mobile medical, homeland security command and communications, and broadcast vehicles with sales throughout the Americas and Europe. The acquisition was financed from available cash.

        On August 14, 2006, the Company acquired all of the outstanding capital stock of IMT for $130.8 million, including acquisition costs and net of cash acquired. IMT is a leading North American manufacturer of field service vehicles and truck-mounted articulating cranes for niche markets. The acquisition was financed from available cash and borrowings under the Company’s revolving credit facility.

Executive Overview

        The Company’s financial performance in fiscal 2006 compared to fiscal 2005 and its expectations for its financial performance in fiscal year 2007 follow:

	Percentage Increase vs. Prior Year
	Fiscal 2006	Fiscal 2007 Estimate(1)
Sales	15.8%	6.5% - 9.4%
Operating income	22.0%	14.4% - 18.1%
Net income	28.3%	12.9% - 16.5%
Earnings per share assuming dilution	26.6%	10.5% - 14.1%

(1)Company estimates as of October 31, 2006. Estimates are exclusive of the estimated impact of acquiring JLG.

        The Company experienced sales and operating income growth in all three of the Company’s segments for fiscal 2006 as business conditions were favorable in all segments. These results were partially offset by substantially higher corporate expenses related to higher acquisition investigation and related costs as the Company pursued a transformational acquisition strategy; higher personnel costs, including costs related to the adoption of SFAS No. 123(R) and costs to start up an office in China.

        The Company’s fire and emergency segment experienced sales growth of 14.3% in fiscal 2006 and an operating income increase of 13.0%. The Company believes that markets served in this segment exhibited slow, steady growth in fiscal 2006 and that market share gains largely contributed to the double digit percentage growth in sales in fiscal 2006.

        Since the onset of Operation Iraqi Freedom in 2003, including fiscal 2006, the Company’s defense segment has benefited substantially from increasing U.S. Department of Defense (“DoD”) requirements for new trucks, parts, service, armoring and remanufacturing of the Company’s defense vehicles operated in Iraq. During fiscal 2006, the Company’s defense segment continued to outperform the prior year as a result of increasing requirements for heavy-payload and remanufactured trucks largely arising from conflicts in Iraq and Afghanistan. These factors caused the Company’s defense sales and operating income to increase 24.1% and 15.2%, respectively, during fiscal 2006 compared to the prior year. Operating income margins in fiscal 2005 benefited from adjustments totaling $28.4 million related to an increase in the margin on the Medium Tactical Vehicle Replacement (“MTVR”) base contract and the recovery of pre-contract costs previously expensed on an armoring contract. These contracts were concluded in fiscal 2005.

        Sales in the Company’s commercial segment increased 9.6% in fiscal 2006 and operating income increased 177.7%. The increase in sales was largely attributable to strong demand at the Company’s North American businesses in advance of diesel engine emissions standards changes effective January 1, 2007 for diesel engines in the classes of chassis the Company sells and/or utilizes for mounting of the Company’s vehicle bodies and higher unit sales at the Company’s European refuse business offset in part by a lower mix of package sales involving both a commercial vehicle chassis and vehicle body. The increase in operating income was primarily driven by higher unit volume, improved pricing and improved product mix in the Company’s North American operations and the return to profitability of the Company’s European refuse business in fiscal 2006 as compared to an operating loss of $8.6 million in the comparable period in the prior year. The prior year’s operating loss included a $3.7 million charge for workforce reductions at the Company’s European refuse facilities. The remaining improvement in operating income for the European refuse operation was primarily the result of increased sales volume, cost reduction activities and the restructuring of that business in fiscal 2005 to reduce costs. Domestic orders within the segment were particularly strong in fiscal 2006 due to a pre-buy in advance of the emissions standards change. At September 30, 2006, the Company’s backlog in its commercial segment was up 92.2% as compared to September 30, 2005.

        In fiscal 2007, the Company estimates that its sales, on a stand-alone basis excluding the impact of the pending JLG acquisition, will increase to $3.65 — $3.75 billion and that its earning per share will increase to $3.05 — $3.15 per share. The Company believes that its defense segment sales and operating income will increase in fiscal 2007 over fiscal 2006, despite the scheduled completion of the production phase of the U.K. wheeled tanker contract in the first quarter of fiscal 2007, given the duration and intensity of Operation Iraqi Freedom and the U.S. Army’s modularity initiative, which, among other things, are expected to increase the DoD’s requirements for the Company’s tactical trucks and for the remanufacturing of such trucks damaged in the conflict. The Company likewise expects its operating income to increase in its fire and emergency and commercial segments in fiscal 2007 due to the benefits of the fiscal 2006 acquisitions of AK and IMT and its price increase and cost reduction initiatives, which the Company expects will more than offset the impact of any demand decreases expected in fiscal 2007 from the effects of the diesel engine emissions standards changes.

        The Company expects the completion of its acquisition of JLG for $3.2 billion to significantly transform its business in fiscal 2007 and set the foundation for future growth prospects. The Company expects the transaction to close in December 2006. However, the Company cannot provide any assurance that it will complete the transaction. JLG had sales of $2.29 billion and operating income of $263.0 million, including a $14.6 million gain on the sale of certain assets, in its fiscal year ended July 31, 2006. JLG estimated on September 25, 2006 that its sales would grow by 20% to 25% in its fiscal year ending July 31, 2007. Accordingly, JLG is a large acquisition relative to Oshkosh’s stand-alone sales and operating income estimates for its fiscal year ended September 30, 2007 of $3.65 to $3.75 billion and $373.0 to $385.0 million, respectively. The Company agreed to acquire JLG to:

•	Support its sales and earnings growth rate objective of 15% or more;
•	Diversify to complement its defense business and balance the economic and geopolitical cycles faced by the Company;
•	Provide scale in procurement and global reach to better compete in its markets; and
•	Execute within its long-term acquisition strategy which seeks to acquire market leaders in growing markets with the objective of earning superior returns for shareholders.

        The Company anticipates that the integration of JLG’s business and practices with Oshkosh will be a major effort that will consume much of its management’s time for about two years. The acquisition will substantially increase the Company’s financial leverage and expose the Company to non-residential construction spending cycles. The Company understands the integration, leverage and other risks of the pending acquisition, but believes that the JLG acquisition offers a unique opportunity to capitalize on the Company’s estimate of strong non-residential construction spending in 2007 and 2008 and synergy opportunities, to diversify and balance its business segments and to provide the scale needed for the Company to sustain growth. The Company further believes that the current strength in its own defense business and in its estimates for the near term outlook for JLG’s business significantly mitigate the financial leverage risks of the acquisition and will permit the Company to substantially reduce its financial leverage over the next few years.

        The Company estimates that the JLG acquisition will be modestly accretive to its fiscal 2007 stand-alone estimated earnings and anticipates higher accretion for the acquisition in fiscal 2008. The Company expects to provide further detailed estimates regarding the impact of the JLG acquisition in February 2007, at the time of the Company’s next earnings conference call, which follows the expected closing for the acquisition.

Results of Operations

Analysis of Consolidated Net Sales – Three Years Ended September 30, 2006

        The following table presents net sales (see definition of net sales contained in Note 2 of the Notes to Consolidated Financial Statements) by business segment (in millions):

	Fiscal Year Ended September 30,
Net sales:	2006	2005	2004
Fire and emergency	$961.5	$841.5	$599.7
Defense	1,317.2	1,061.1	774.1
Commercial	1,190.3	1,085.7	907.3
Intersegment	(41.6)	(28.4)	(18.8)

Consolidated	$3,427.4	$2,959.9	$2,262.3

        The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
Net sales:	2006	2005	2004
United States	$2,820.6	$2,500.4	$1,884.2
Other North America	76.3	35.9	13.2
Europe and Middle East	431.8	384.2	300.1
Other	98.7	39.4	64.8

Consolidated	$3,427.4	$2,959.9	$2,262.3

29

Fiscal 2006 Compared to Fiscal 2005

        Consolidated net sales increased 15.8% to $3.43 billion in fiscal 2006 compared to fiscal 2005. Net sales were up in all segments. The acquisitions of AK and IMT contributed $32.4 million of the sales increase in fiscal 2006.

        Fire and emergency segment net sales increased 14.3% to $961.5 million in fiscal 2006 compared to fiscal 2005. The acquisition of AK contributed $16.5 million to the increase in fiscal 2006 net sales. Sales in the remaining businesses in the segment rose 12.3%, reflecting strong order rates for fire apparatus, ambulances and airport products.

        Defense segment net sales increased 24.1% to $1,317.2 million in fiscal 2006 compared to fiscal 2005. The sales increase arose from increased sales of new and remanufactured heavy-payload trucks to the DoD to support Operation Iraqi Freedom and higher shipments of wheeled tankers under the U.K. MoD contract. Parts and service sales in fiscal 2006 were up slightly as armor sales offset a decrease in other parts and service sales.

        Commercial segment net sales increased 9.6% to $1,190.3 million in fiscal 2006 compared to fiscal 2005. The acquisition of IMT contributed $15.9 million to the increase in fiscal 2006 net sales. Concrete placement sales were up 11.8% primarily due to strong demand in advance of diesel engine emissions standards changes effective January 1, 2007 offset by a lower mix of package sales involving a truck chassis and body. Domestic refuse sales were 0.8% higher due to an increase in shipments to large U.S. commercial waste haulers offset by a decrease in package sales. European refuse sales increased 8.4% in U.S. dollars due to higher unit volumes and higher pricing offset in part by unfavorable currency translation adjustments as a result of the increased strength of the U.S. dollar compared to the Euro.

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

        Commercial segment net sales increased 19.7% to $1,085.7 million in fiscal 2005 compared to fiscal 2004. The acquisitions of CON-E-CO and London contributed $54.6 million to fiscal 2005 net sales. Concrete placement sales, other than sales by CON-E-CO and London, were up 9.8% primarily due to higher unit sales volumes as industry order levels began to improve following a two-year downturn and an increased mix of package sales. Domestic refuse sales were 31.2% higher due to increased shipments to large U.S. commercial waste haulers. European refuse sales increased 3.2% in U.S. dollars due to favorable currency translation adjustments as a result of the increased strength of the Euro compared to the U.S. dollar offset in part by lower unit volumes and lower pricing in some end markets.

Analysis of Consolidated Operating Income – Three Years Ended September 30, 2006

        The following table presents operating income by business segment (in millions):

	Fiscal Year Ended September 30,
Operating income (expense):	2006	2005	2004
Fire and emergency	$90.0	$79.6	$55.0
Defense	242.3	210.2	127.9
Commercial	66.2	23.8	34.8
Corporate and other	(72.6)	(46.4)	(37.3)

Consolidated	$325.9	$267.2	$180.4

Fiscal 2006 Compared to Fiscal 2005

        Consolidated operating income increased 22.0% to $325.9 million, or 9.5% of sales, in fiscal 2006 compared to $267.2 million, or 9.0% of sales, in fiscal 2005. The increase in income as a percentage of sales was generally due to the margin improvements within the commercial segment and a disproportionate increase in defense sales, which generally has higher margins than the fire and emergency and commercial segments, offset in part by higher corporate expenses.

        Fire and emergency segment operating income increased 13.0% to $90.0 million, or 9.4% of sales, in fiscal 2006 compared to $79.6 million, or 9.5% of sales, in fiscal 2005. Operating income at AK was break-even for fiscal 2006 due to the impact of purchase accounting adjustments. The increase in operating income in fiscal 2006 compared to fiscal 2005 was primarily due to the higher sales and a lower mix of towing equipment package sales. The decrease in operating income margin as a percent of sales in fiscal 2006 was the result of a write-off of inventory and other charges totaling $4.0 million, or 0.4% of sales, at the Company’s ambulance facility of which approximately $2.5 million arose out of intentional misstatements of accounting records by a former employee.

        Defense segment operating income increased 15.2% to $242.3 million, or 18.4% of sales, compared to $210.2 million, or 19.8% of sales, in fiscal 2005. The increase in operating income in fiscal 2006 was the result of higher sales of new and remanufactured heavy-payload trucks offset in part by a decrease in sales of higher margin parts and services. Fiscal 2005 operating income also benefited from cumulative margin adjustments totaling $24.7 million to the MTVR base contract that increased operating income margins for the segment by 2.3%. The MTVR base contract was accounted for under the percentage-of-completion method of accounting and was completed in June 2005.

        Commercial segment operating income increased 177.7% to $66.2 million, or 5.6% of sales, in fiscal 2006 compared to operating income of $23.8 million, or 2.2% of sales, in fiscal 2005. The acquisition of IMT contributed $1.7 million of operating income in fiscal 2006. Operating income for the other businesses in the segment grew 170.8% in fiscal 2006 compared to fiscal 2005 due to higher pricing and much higher body-only unit volume in North America and the achievement of a profit at the Company’s European refuse operations of $2.9 million in fiscal 2006, compared to a loss of $8.6 million in fiscal 2005. The improvement in operating income for the European refuse operation was primarily the result of the restructuring of that business in fiscal 2004 and 2005 to reduce costs.

        Corporate operating expenses and inter-segment profit eliminations increased $26.2 million to $72.6 million in fiscal 2006 compared to fiscal 2005 due to increases in personnel costs related to new hires, restricted stock awards and incentive bonuses, an $8.0 million increase in acquisition investigation and related costs, an additional $6.5 million related to the expensing of stock options due to the adoption of SFAS No. 123(R) and $3.3 million related to the Company’s new office in China. Favorable settlements of product liability matters aggregating $4.2 million also benefited the prior year results.

        Consolidated selling, general and administrative expenses increased to 8.2% of sales in fiscal 2006 compared to 7.7% of sales in fiscal 2005 as a result of the increase in corporate operating expenses.

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

        Fire and emergency segment operating income increased 44.9% to $79.6 million, or 9.5% of sales, in fiscal 2005 compared to $55.0 million, or 9.2% of sales, in fiscal 2004. The acquisitions of JerrDan and BAI contributed $11.8 million of the increase in operating income in fiscal 2005. Operating income for the other businesses in the segment grew 23.9% in fiscal 2005 compared to fiscal 2004 due to higher sales and a substantially improved sales mix of custom pumpers, aerials and airport products.

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

        Consolidated selling, general and administrative expenses decreased to 7.7% of sales in fiscal 2005 compared to 8.1% of sales in fiscal 2004. Such expenses as a percentage of sales declined due to cost control in a period of rapidly rising sales. Corporate operating expenses and inter-segment profit eliminations increased $9.1 million to $46.4 million in fiscal 2005 compared to fiscal 2004 due to increases in personnel costs related to new hires, restricted stock awards granted in late fiscal 2004, employee termination costs and higher incentive bonuses, which more than offset a $4.2 million favorable product liability settlement in the first quarter of fiscal 2005.

Analysis of Non-Operating Income Statement Items – Three Years Ended September 30, 2006

Fiscal 2006 Compared to Fiscal 2005

        Interest expense net of interest income decreased $4.4 million to $0.7 million in fiscal 2006 compared to fiscal 2005. Fiscal 2006 results reflected lower average borrowings outstanding for most of fiscal 2006 until the Company acquired AK and IMT for cash and incurred debt totaling $272.8 million in the fourth quarter of fiscal 2006.

        Other miscellaneous loss of $0.2 million in fiscal 2006 relates primarily to foreign currency transaction losses.

        The effective income tax rate for fiscal 2006 was 37.3% compared to 39.3% in fiscal 2005. The decrease related to the impact of a new manufacturing deduction, higher income tax credits and higher earnings in relatively low-tax rate states.

        Equity in earnings of unconsolidated affiliates, net of income taxes, of $2.3 million in fiscal 2006 and $2.9 million in fiscal 2005 represented the Company’s equity interest in OMFSP and in a concrete mixer and refuse packer manufacturer in Mexico.

        Minority interest in earnings of $0.5 million represented the 25.0% interest in BAI held by BAI management shareholdings.

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

Financial Condition

Fiscal Year Ended September 30, 2006

        During fiscal 2006, cash and cash equivalents decreased by $105.5 million to $22.0 million at September 30, 2006. Cash provided from operating activities of $177.4 million, net borrowings under the Company’s credit facilities of $64.4 million and proceeds of stock option exercises of $3.5 million were used to acquire AK and IMT for $272.8 million, fund capital expenditures of $56.0 million and pay dividends of $27.1 million. Cash provided from operations during fiscal 2006 decreased compared to fiscal 2005 due to a decrease in customer advances, largely from the DoD, and an increase in inventories. In fiscal 2006, the Company purchased additional inventory in advance of the diesel engine emissions standards changes effective January 2007. Also, cash provided from operations in fiscal 2005 included $25.3 million in tax benefits related to stock option exercises. In fiscal 2006, certain tax benefits related to stock option exercises is reported as a financing item in accordance with SFAS No. 123(R).

        Cash paid for income taxes was $136.0 million in fiscal 2006 compared to $81.4 million in fiscal 2005. Cash paid for income taxes increased due to the higher level of earnings and lower deductions related to stock option exercises.

        The Company’s debt-to-total capital ratio at September 30, 2006 was 7.8% compared to 2.9% at September 30, 2005.

        Assuming completion of the pending JLG acquisition, the Company will enter into a new senior secured credit facility to fund the JLG acquisition. The Company expects the acquisition will substantially increase the Company’s financial leverage and expose the Company to non-residential construction spending cycles. The Company expects its debt-to-total capital ratio to be over 75% immediately after the pending acquisition of JLG. The Company believes that the current strength in its own defense business and in its estimates for the near term outlook for JLG’s business mitigate the financial leverage risks of the acquisition and will permit the Company to substantially reduce its financial leverage over the next two years.

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

        Cash paid for income taxes was $81.4 million in fiscal 2005 compared to $46.4 million in fiscal 2004. Cash paid for income taxes increased due to the higher level of earnings offset in part by increased deductions in fiscal 2005 for the tax benefits of stock option exercises and pension contributions.

        At September 30, 2005, the Company had repaid all of its revolving credit facility borrowings, with the exception of €15.0 million designated as a hedge of its investment in BAI.

Liquidity and Capital Resources

        The Company had cash and cash equivalents of $22.0 million and $408.2 million of unused availability under the terms of its revolving credit facility as of September 30, 2006. The Company’s primary cash requirements include working capital, capital expenditures, dividends, interest and principal payments on indebtedness and, potentially, future acquisitions. In September 2004, the Company obtained a new unsecured $500.0 million senior revolving credit facility (“revolving credit facility”) expiring in September 2009. Availability under the revolving credit facility was reduced by borrowings of $71.4 million and outstanding letters of credit of $20.4 million at September 30, 2006. The Company could seek to increase the revolving credit facility up to an aggregate maximum outstanding amount of $750.0 million, subject to the satisfaction of certain conditions, including the Company not being in default under terms of its revolving credit facility and the identification of lenders willing to provide additional commitments. The Company expects its primary sources of cash to be cash flow from operations, cash and cash equivalents on hand at September 30, 2006 and borrowings.

        The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate significantly, from quarter to quarter, due to changes in working capital requirements arising principally from seasonal fluctuations in sales, the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD.

        The Company’s current revolving credit facility contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. Further, these bank agreements provide that the Company’s leverage ratio (as defined) shall not exceed 3.5 to 1.0 and that the Company shall not permit its domestic earnings before interest, taxes, depreciation and amortization (as defined) to be less than $150.0 million. The Company’s current revolving credit facility does not restrict the Company’s ability to pay dividends as long as the Company maintains a minimum net worth of $550.0 million plus the net proceeds of all equity issuances and 50% of the Company’s positive net income from the date of the current revolving credit facility.

        Interest rates on borrowings under the Company’s revolving current credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.50%) or the “Offshore Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.70% for Offshore Rate loans under the Company’s revolving credit facility as of September 30, 2006. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rate on the revolving credit facility borrowings outstanding at September 30, 2006 was 6.22%. The Company presently has not entered into interest rate swap arrangements relative to its current revolving credit facility to limit exposure to future increases in interest rates.

        Based upon current and anticipated future operations and excluding the impact of the JLG acquisition, the Company believes that these capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2007.

        In October 2006, the Company entered into a definitive agreement to acquire JLG for total consideration, including transaction costs and assumed debt, of approximately $3.2 billion. The Company intends to finance the acquisition with the proceeds of senior secured revolving and term credit facilities in an aggregate principal amount of $3.5 billion arranged by Bank of America, N.A. and JPMorgan Chase Bank, N.A., which will replace the Company’s current revolving credit facility and refinance most of the Company’s and JLG’s currently outstanding debt. The Company expects the new credit facilities to consist of a $500.0 million five-year revolving credit facility, a $400.0 million five-year term loan facility due in quarterly installments of $10.0 million plus interest with a balloon payment due at maturity and a $2.6 billion seven-year term loan facility due in quarterly installments of $6.5 million plus interest with a balloon payment due at maturity. The Company anticipates that certain material subsidiaries of the Company will guarantee the credit facilities and the Company will guarantee the obligations of its subsidiaries designated as borrowers under the credit facilities. The Company also anticipates the credit facilities to be secured by a first-priority perfected lien and security interests in all of the equity interests of the Company’s material domestic subsidiaries; 65% of the equity interests of the Company’s direct material foreign subsidiaries or any guarantor; subject to certain customary permitted lien exceptions, all other personal property of the Company and the guarantors; and all proceeds thereof.

        The Company expects the new agreement to contain various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Company anticipates the new credit agreement will require maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined) of 5.50x through June 30, 2007, reducing to 5.25x on September 30, 2007, 4.75x on December 31, 2007, 4.25x on December 31, 2008 and 3.75 x on December 31, 2009, and a minimum interest coverage ratio (as defined) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company expects the new credit agreement to limit the amount of its dividends and other types of distributions to $40 million during any fiscal year plus the positive result of (x) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after the effective date of the new credit agreement, minus (y) the cumulative amount of all dividends and other types of distributions made in any fiscal year ending after such effective date that exceeded $40 million.

        The Company expects interest rates on borrowings under the new credit facilities to be variable, bearing interest at a rate equal to  LIBOR plus a specified margin or, for U.S. dollar-denominated loans only, the base rate (defined as the higher of a bank’s prime rate and the federal funds rate plus 0.50%) plus a specified margin, in each case which may be adjusted upward or downward depending on whether certain criteria are satisfied. The Company presently intends to enter into interest rate swap arrangements relative to the new credit facilities to limit exposure to future increases in interest rates.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

        Following is a summary of the Company’s contractual obligations and payments due by period following September 30, 2006 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt(1)	$2.7	$0.6	$1.0	$0.8	$0.3
Leases:
Capital	0.1	0.1	--	--	--
Operating	51.8	14.2	19.2	10.4	8.0
Purchase obligations(2)	649.4	643.8	5.1	0.5	--
Other long-term liabilities:
Fair value of foreign currency
forward contracts	5.7	5.7	--	--	--
Other	0.6	0.2	0.2	0.1	0.1

	6.3	5.9	0.2	0.1	0.1

Total contractual obligations	$710.3	$664.6	$25.5	$11.8	$8.4

(1)	The Company also has floating rate debt outstanding under its revolving credit facility. See Note 11 of the Notes to Consolidated Financial Statements.

(2)	The Company utilizes blanket purchase orders to communicate expected annual requirements to many of its suppliers or contractors. Requirements under blanket purchase orders generally do not become “firm” until four weeks prior to the Company’s scheduled unit production. The purchase obligations amount included above represents the value of commitments considered firm, plus the value of all outstanding subcontracts.

        On October 15, 2006 the Company signed a definitive agreement to acquire JLG for $28 per share. Total consideration, including transaction costs and assumed debt, is $3.2 billion in cash. The acquisition has been approved by the Board of Directors of each company and is subject to customary closing conditions, including approval under the Hart-Scott-Rodino Act and similar laws outside the U.S. and the approval by the shareholders of JLG. The definitive agreement includes a break-up fee of $100 million.

        The following is a summary of the Company’s commercial commitments (in millions):

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Customer lease guarantees to third parties	$14.1	$1.0	$2.0	$2.0	$9.1
Standby letters of credit	20.4	18.9	1.1	0.4	--
Corporate guarantees	10.0	9.2	0.1	--	0.7

Total commercial commitments	$44.5	$29.1	$3.2	$2.4	$9.8

        McNeilus has a $16.9 million investment in an unconsolidated general partnership, OMFSP, which offers lease financing to customers of the Company. McNeilus and an unaffiliated third party, BA Leasing & Capital Corporation (“BALCAP” — a subsidiary of Bank of America Corporation), are general partners in OMFSP. Each of the two general partners has identical voting, participating and protective rights and responsibilities in OMFSP. See Note 6 of the Notes to Consolidated Financial Statements.

Certain Assumptions

        The expectations reflected in the forward-looking statements in this Annual Report on Form 10-K, in particular those with respect to projected sales, costs, earnings and debt levels, are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, that the Company will be able to close and integrate JLG as well as integrate AK and IMT and achieve targeted synergies for each acquisition; the Company’s ability to turnaround the Geesink Norba Group business sufficiently to support its current valuation resulting in no non-cash impairment charge for Geesink Norba Group goodwill; the Company’s ability to grow its operating income despite anticipated lower industry demand for several of its businesses resulting from changes to diesel engine emissions standards effective January 1, 2007; the Company’s estimates for the level of concrete placement activity, housing starts, non-residential construction spending and mortgage rates; the performance of the U.S. and European economies generally; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies, in particular at JLG, McNeilus and the Geesink Norba Group; the anticipated level of production and margins associated with the Family of Heavy Tactical Vehicles contract, the Indefinite Demand/Indefinite Quantity truck remanufacturing contract, the MTVR follow-on contract, the LVSR contract and international defense truck contracts; the expected level and timing of DoD procurement of replacement parts and services and funding thereof; the Company’s estimates for capital expenditures of rental companies for JLG’s products, of municipalities for fire and emergency and refuse products, of airports for aircraft rescue and snow removal products and of large commercial waste haulers generally and with the Company; federal funding levels for Department of Homeland Security and spending by governmental entities on homeland security apparatus; the availability of chassis components, including engines and commercial chassis generally; the Company’s planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the expected level of commercial “package” body and purchased chassis sales compared to “body only” sales; the Company’s estimates of the impact of changing fuel prices and credit availability on capital spending of towing operators; anticipated levels of capital expenditures; the Company’s estimates for costs relating to litigation, product warranty, product liability, insurance, stock options and restricted stock awards, personnel and raw materials; the Company’s estimates for debt levels, interest rates, working capital needs and effective tax rates; and that the Company does not complete any further acquisition other than JLG. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results that the forward-looking statements contemplate.

Fiscal 2007 Outlook

        The Company estimates that fiscal 2007 consolidated net sales will range between $3.65 billion and $3.75 billion, an increase from fiscal 2006 net sales of 6.5% to 9.4%. The Company estimates the acquisitions of AK and IMT will add $213 million to sales in fiscal 2007 because fiscal 2006 results only included their results, including sales of $324 million since the dates of acquisition. All estimates and comparisons are to fiscal 2006 and exclude the impact of the anticipated JLG acquisition.

        The Company expects the fire and emergency segment sales growth percentage to be in the mid-teens in fiscal 2007, as a result of an estimated mid-single digit organic growth and the addition of AK. The Company estimates the acquisition of AK will add $114 million to segment sales in fiscal 2007 because fiscal 2006 results only included its operation, including sales of $16.5 million since the date of acquisition. The organic growth reflects lower industry demand following the diesel engine emissions standards changes effective January 2007 as well as anticipated price increases and some market share gains.

        The Company projects defense segment sales to increase by $125 million to $175 million in fiscal 2007 due to additional federal funding which includes requirements for new trucks to meet the DoD’s requirements for Operation Iraqi Freedom, while it projects defense parts and service sales to approximate fiscal 2006 sales.

        The Company estimates the commercial segment’s sales to decrease in the low single digit percentage range in fiscal 2007 due to lower industry demand for concrete mixers and refuse packers in the U.S. subsequent to the diesel engine emissions standards changes effective January 2007, partially offset by the addition of IMT. The Company estimates the acquisition of IMT will add $99 million to segment sales in fiscal 2007 because fiscal 2006 results only included its operation, including sales of $15.9 million since the date of acquisition. The Company projects that demand for concrete placement and domestic refuse products in calendar 2007 will decline about 10% to 20% due to the diesel engine emissions standards changes. Since the Company’s fiscal year straddles the effective date of the standards changes, the Company does not expect the decline to affect it until sometime after the first quarter of fiscal 2007. The Company expects that Geesink Norba Group refuse product sales will also be down slightly in fiscal 2007 due to slow demand in the United Kingdom and the lack of available chassis in France.

        The Company is projecting consolidated operating income to be up between 14.4% and 18.1% in fiscal 2007 resulting in operating income of between $373 million and $385 million.

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

        In the commercial segment, the Company projects operating income margins to be up over 100 basis points in fiscal 2007 as a result of the acquisition of IMT, continued profitability at the Company’s European refuse business and the benefits of cost reduction initiatives. The Company expects that IMT operating income margins will exceed 10.0% in fiscal 2007.

        The Company estimates that corporate operating expenses and inter-segment profit eliminations will increase $7.5 million to approximately $80.0 million in fiscal 2007. The increase reflects the addition of a new data center and investment in additional staff. The Company estimates that interest expense net of interest income and other expenses will increase $4.8 million to $5.5 million in fiscal 2007 due to indebtedness incurred to fund the AK and IMT acquisitions.

        The Company estimates that in fiscal 2007 its effective income tax rate will decrease approximately 0.3% to 37.0%, equity in earnings of unconsolidated affiliates will approximate $1.8 million and minority interest in earnings will approximate $0.8 million.

        These estimates result in the Company’s estimate of fiscal 2007 net income between $232 million and $239 million and earnings per share between $3.05 and $3.15 per share. The Company expects its earnings per share to be down in the first quarter of fiscal 2007 to $0.50 to $0.55 per share compared to $0.72 per share in the first quarter of fiscal 2006 due to a tough comparison quarter in the prior year and the later timing of estimated new and remanufactured defense truck sales. The Company estimates that about 60.0% of its estimated annual earnings per share in fiscal 2007 will be realized in its third and fourth quarters.

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

        In fiscal 2005, following completion of contractually-required performance testing, the Company began initial deliveries of wheeled tanker systems (comprised of a truck chassis and water or fuel tank trailer) under a multi-year requirements contract with the U.K. MoD. The contract, valued at 160.5 million British Sterling ($250.4 million), calls for delivery of 357 wheeled tanker systems over a 22 month period beginning in February 2005. The contract provides that the Company is paid within 30 days of delivery of the wheeled tanker systems to the U.K. MoD. The U.K. MoD has up to 90 days following system delivery to reject the delivered wheeled tanker systems. Wheeled tanker systems remain in the Company’s inventory and cash received in payment for these systems is recorded as deferred revenue until the earlier of the date that the wheeled tanker system has been accepted by the customer or the date the rejection right lapses (generally 90 days from system delivery) at which time the Company recognizes revenue. Sales in fiscal 2006 under this contract totaled $126.3 million.

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

        Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Reporting units are business components at or one level below the operating segment level for which discrete financial information is available.

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

        Product Liability: Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business. A substantial portion of these claims and lawsuits involve the Company’s concrete placement and domestic refuse businesses, while such lawsuits in the Company’s defense and fire and emergency businesses have historically been limited. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. Most insurance coverage includes self-insured retentions that vary by business segment and by year. As of September 30, 2006, the Company maintained self-insured retentions of $1.0 million per claim for each of its businesses.

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

        Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. Over the past three years, the Company’s warranty cost as a percentage of sales has ranged from 0.84% of sales to 1.23% of sales. Warranty costs tend to be higher shortly after new product introductions, especially those introductions involving new technologies, when field warranty campaigns may be necessary to correct or retrofit certain items. Accordingly, the Company must make assumptions about the number and cost of anticipated field warranty campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of new features/components included in new product models.

        Each quarter, the Company reviews actual warranty claims experience to determine if there are any systemic defects that would require a field campaign. Also, based upon historical experience, warranty provision rates on new product introductions are established at higher than standard rates to reflect increased expected warranty costs associated with any new product introduction.

        At times, warranty issues can arise which are beyond the scope of the Company’s historical experience. If the estimate of warranty costs in fiscal 2006 increased or decreased by 50%, the Company’s accrued warranty costs, costs of sales and operating income would each change by $21.1 million or 37.2%, 0.8% and 6.5%, respectively.

        Business Combinations. The allocation of purchase price for business combinations requires management estimates and judgment as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair value for purchase price allocation purposes. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. To aid in establishing the value of goodwill and other intangible assets at the time of acquisition, the Company typically involves a professional appraisal company.

        Goodwill: In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. In making this assessment, management estimates discounted anticipated cash flows of a reporting unit based on a number of factors including historical operating results, business plans and market conditions. Rates used to discount cash flows are dependent upon interest rates and the Company’s estimated cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

        While the Company’s Geesink Norba Group reported operating income of $2.9 million in fiscal 2006, its fourth quarter performance resulted in a loss. In addition, its backlog was down 25.0% as of September 30, 2006 due to a decrease in orders in the United Kingdom and France. As a result of this loss and decrease in backlog, the Company continued to monitor whether an impairment of the Geesink Norba Group goodwill had occurred. Goodwill associated with the Geesink Norba Group, which was recorded in connection with the acquisition of this business in July 2001, totaled €107.6 million as of September 30, 2006 ($136.5 million based on the exchange rate as of September 30, 2006). Most of the European refuse markets served by the Geesink Norba Group have been in a recession since 2001. While experiencing a slight improvement in fiscal 2005 and 2006, the Company believes that refuse collection vehicle market sales volumes in Europe declined by more than 20% from fiscal 2001 levels to fiscal 2004 levels and that pricing in several of its markets declined by 5% to 10% over this period. During fiscal 2004, the Company launched a new Geesink-branded, smooth-sided, rear loader refuse collection vehicle and the Valu€Pak, value-priced refuse collection vehicle into the European refuse market to spur demand for the Company’s products. Following the launch of the new Geesink-branded rear loader, its product cost substantially exceeded the Company’s estimated product cost and initial production units involved substantial warranty claims until certain design changes were made in fiscal 2005 and 2006. These issues caused the Geesink Norba Group to begin reporting operating losses in the business in the quarter ended June 30, 2004. The Company made a management change and assigned its lean team to the business in early fiscal 2005 to resolve the product design issues and to substantially reduce the manufacturing costs of the Geesink-branded rear loader. As a result of these initiatives, the Company recorded a $3.7 million workforce reduction charge in fiscal 2005 to rightsize its workforce in The Netherlands and to commence a strategy to outsource certain activities to lower cost manufacturing sites. In the fourth quarter of fiscal 2005 and the first three quarters of fiscal 2006, the Geesink Norba Group returned to profitability. During the fourth quarter, the United Kingdom market began to decline as a result of a decrease in government funding and the consolidation of two of Geesink’s primary customers in that country. In addition, limited chassis availability in France reduced orders in that country. The Company expects that the business will incur operating losses through the first two quarters of fiscal 2007, but that the business will be modestly profitable in fiscal 2007. The Company believes that profitability will continue to improve in fiscal 2008 following the improvement of the markets in the United Kingdom and France, additional cost reduction activities and other planned actions. Based largely on the Company’s estimated benefits of its cost reduction initiatives in fiscal 2005 and 2006 and the improvement in the end markets, the Company developed long-term projections of estimated cash flows from the Geesink Norba Group to assess the fair value of the business. As a result, the Company determined that the fair value of the Geesink Norba Group exceeded its carrying value at September 30, 2006, and therefore determined that the goodwill recorded in connection with the acquisition of the Geesink Norba Group was not impaired. Although any assessment of goodwill is dependent on projections of future operating results, the Company believes that it conducted a thorough and competent valuation of the Geesink Norba Group at September 30, 2006 in support of its assessment. The Company intends to continue to review the results of its initiatives and to monitor the valuation of its investment in the Geesink Norba Group as appropriate during fiscal 2007.

        To the extent that the Geesink Norba Group is not able to achieve expected sales and operating income performance in fiscal 2007 and fiscal 2008, the Company could be required to record a goodwill impairment charge. The range of potential charge would be based on a number of factors, including the speed of the European economic recovery, the results of the Company’s cost reduction activities, Geesink Norba Group’s operating performance, competition, required future capital expenditures, interest rates and long-term growth assumptions. The Company cannot provide any assurance that future goodwill impairment tests will not result in a charge to earnings.

        Deferred Income Tax Assets: The Company records deferred income tax assets and liabilities for differences between the book basis and tax basis of the related net assets. The Company records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount management expects to realize. Management considers, as applicable, the amount of taxable income available in carryback years, future taxable income and potential tax planning strategies in assessing the need for a valuation allowance. The Company will require future taxable income in The Netherlands in order to fully realize the net deferred tax asset in that jurisdiction. At September 30, 2006, a valuation allowance has been established to reserve for the net deferred tax asset related to tax loss carryforwards in The Netherlands.

        Benefit Plans: The pension benefit obligation and related pension income are calculated in accordance with SFAS No. 87, “Employer’s Accounting for Pensions”, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations at September 30, 2006 used a discount rate of 5.75% and an expected rate of return on plan assets of 8.25%. A 0.5% decrease in the discount rate would increase annual pension expense by approximately $1.4 million. A 0.5% decrease in the expected return on plan assets would increase our annual pension expense by approximately $0.7 million.

        The Company’s other postretirement benefits obligation and related expense are calculated in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and are impacted by certain actuarial assumptions, including health care trend rates. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $3.4 million and would increase the annual service and interest cost by $0.5 million. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $3.1 million and decrease the annual service and interest cost by $0.4 million.

        The Company’s benefit plan assumptions are determined by using a benchmark approach as well as currently available actuarial data.

New Accounting Standards

        Accounting Changes: In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Previously, APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior period financial statements. SFAS No. 154 is effective for the Company beginning October 1, 2006. Adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

        Hybrid Financial Instruments: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as to clarify that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for the Company for all financial instruments acquired, issued or subject to a new basis occurring after September 30, 2006. Adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

        Servicing of Financial Assets: In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140. SFAS No. 156 provides guidance which addresses the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 is effective for the Company for all separately recognized servicing assets and liabilities acquired or issued after September 30, 2006. Adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

        Uncertainty in Income Taxes: In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company will be required to adopt FIN 48 as of October 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 on the Company’s financial condition, results of operations and cash flows.

        Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The Company will be required to adopt SFAS No. 157 as of October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s financial condition, results of operations and cash flows.

        Pension Accounting: In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in it’s statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company will be required to adopt SFAS No. 158 as of September 30, 2007. The Company is currently evaluating the impact of SFAS No. 158 on the Company’s financial condition, results of operations and cash flows.

Customers and Backlog

        Sales to the U.S. government comprised approximately 35.3% of the Company’s net sales in fiscal 2006. No other single customer accounted for more than 10.0% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at September 30, 2006 decreased 1.5% to $1,914.3 million compared to $1,944.1 million at September 30, 2005. Fire and emergency segment backlog increased 22.2% to $643.0 million at September 30, 2006 compared to $526.2 million at September 30, 2005 due to improving domestic municipal markets, market share gains and the inclusion of $44.7 million of backlog related to AK, which was acquired in fiscal 2006. The defense segment backlog decreased 29.0% to $852.4 million at September 30, 2006 compared to $1,199.9 million at September 30, 2005 due to timing of FHTV contract renewal, continued production under U.K. wheeled tanker contract and a slow-down in sales of parts and services for the DoD. The Company anticipates that its defense segment backlog will rise over the next six months as DoD contracts are executed against recent federal budget bills. Commercial segment backlog increased 92.2% to $418.9 million at September 30, 2006 compared to $217.9 million at September 30, 2005. Orders continued to remain strong in North America in advance of diesel engine emissions standards changes effective January 1, 2007. Unit backlog for refuse packers was up 165.8% domestically. Unit backlog for front-discharge and rear-discharge concrete mixers was up 80.4% and 108.2%, respectively. Unit backlog for refuse packers was down 25.0% in Europe as a result of slow order intake in the United Kingdom and chassis supply issues in France. Approximately $22.8 million of the overall increase in commercial segment backlog related to IMT, which the Company acquired in fiscal 2006. Approximately 3.0% of the Company’s September 30, 2006 backlog is not expected to be filled in fiscal 2007.

        Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV, MTVR, ID/IQ and LVSR contracts. As of September 30, 2006, only $25.7 million of the anticipated LVSR contract has been funded and included in backlog. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.

Financial Market Risk

        The Company is exposed to market risk from changes in foreign exchange rates, interest rates and certain commodity prices. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

Interest Rate Risk

        The Company’s interest expense is sensitive to changes in the interest rates in the U.S. and off-shore markets. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its revolving credit facility. The Company has not historically utilized derivative securities to fix variable rate interest obligations or to make fixed-rate interest obligations variable. If short-term interest rates averaged two percentage points higher in fiscal 2007 than in fiscal 2006, then the Company’s interest expense would increase, and pre-tax income would decrease by approximately $0.5 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s borrowing cost, but do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in the Company’s financial structure other than as noted.

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

Foreign Currency Risk

        The Company’s operations consist of manufacturing in the U.S., Canada, The Netherlands, the United Kingdom, Italy, Sweden, Mexico and Romania and sales and limited vehicle body mounting activities throughout the U.S. and in various European jurisdictions. International sales were approximately 17.7% of overall net sales in fiscal 2006, including approximately 9.0% of overall net sales in fiscal 2006 that involved export sales from the U.S. The majority of export sales in fiscal 2006 were denominated in U.S. dollars. For the Company’s U.S. operations, the Company generally purchases materials and component parts that are denominated in U.S. dollars and seeks customer payment in U.S. dollars for large multi-unit sales contracts, which span several months or years.

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

        The Company’s earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies primarily as a result of the effects of the translation of the Geesink Norba Group, BAI and London earnings from source currencies into U.S. dollars and Euro-denominated purchases of tank bodies and tank pumping systems in the defense segment, and hedging customer orders denominated in currencies other than the U.S. dollar. The Company may use forward foreign exchange contracts to partially hedge against the earnings effects of such fluctuations in exchange rates on non-U.S. dollar denominated sales and purchases. At September 30, 2006, the Company had outstanding forward foreign exchange contracts to purchase 10.8 million Euro ($13.2 million based on the exchange rate as of September 30, 2006) for settlement during the period from October 2006 through January 2007. At September 30, 2006, the Company had outstanding forward foreign exchange contracts to sell 15.4 million British Sterling ($22.6 million based on the exchange rate as of September 30, 2006) for settlement during the period from October 2006 through November 2006 to hedge outstanding firm sales commitments. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would not have had a material impact on the Company’s fiscal 2006 earnings or cash flows. However, to a certain extent, foreign currency exchange rate movements may also affect the Company’s competitive position, as exchange rate changes may affect business practices, the Company’s cost structure compared to its competitors’ cost structures and/or pricing strategies of non-U.S. based competitors.

        Fluctuations in currency exchange rates may also impact the Company’s shareholders’ equity. Amounts invested in the Company’s non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. In connection with the Company’s acquisition of BAI in July 2004, the Company borrowed €15.0 million under its bank credit facility and designated such borrowing as a hedge of the Company’s net investment in BAI. As such, the impact of fluctuations in the U.S. dollar equivalent of the €15.0 million Euro-denominated debt is charged or credited directly to shareholders’ equity, offsetting, in part, adjustments to shareholders’ equity to record the cumulative translation of the Company’s investment in BAI. The cumulative translation adjustments component of shareholders’ equity increased $11.2 million in fiscal 2006 (net of the $1.0 million adjustment related to the BAI net investment hedge). Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries at September 30, 2006 was approximately $280.5 million.

        The following table quantifies firmly committed sales contracts and forecasted purchase requirements which are denominated in foreign currencies and related outstanding forward foreign exchange contracts intended to hedge those foreign currency exposures. Sales and purchase commitments are expressed in U.S. dollars based on the applicable currency exchange rate as of September 30, 2006 and 2005, respectively. The Company has no exposure in, or commitments for, fiscal year 2008 or thereafter.

	(Dollars in Millions)
	As of September 30, 2006		As of September 30, 2005
	Principal/ Notional Amount	Fair Value	Principal/ Notional Amount	Fair Value
	(USD/Foreign Currency)
Firmly Committed Sales Contracts
British Sterling	$62.7		$165.3
Related Forward Contracts to Sell
Foreign Currencies for U.S. $
British Sterling
Notional amount	$22.6	$(6.2)	$141.0	$(19.2)
Average contract rate	0.681		0.647
Euro
Notional amount	$--	$--	$1.6	$--
Average contract rate	--		0.816
Forecasted Purchases
Euro	$13.2		$48.5
Related Forward Contracts to Buy
Foreign Currencies for U.S. $
Euro
Notional amounts	$13.2	$0.5	$48.5	$1.3
Average contract rate	0.816		0.843

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Oshkosh Truck Corporation

We have audited the accompanying consolidated balance sheets of Oshkosh Truck Corporation and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of Oshkosh Truck Corporation and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 14 to the consolidated financial statements, effective October 1, 2005 the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
November 14, 2006

OSHKOSH TRUCK CORPORATION
Consolidated Statements of Income
(In thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2006	2005	2004
Net sales	$3,427,388	$2,959,900	$2,262,305
Cost of sales	2,819,107	2,465,130	1,898,636

Gross income	608,281	494,770	363,669
Operating expenses:
Selling, general and administrative	273,988	219,875	175,951
Amortization of purchased intangibles	8,365	7,693	7,308

Total operating expenses	282,353	227,568	183,259

Operating income	325,928	267,202	180,410
Other income (expense):
Interest expense	(7,354)	(8,235)	(5,549)
Interest income	6,607	3,052	1,235
Miscellaneous, net	(243)	(1,898)	452

	(990)	(7,081)	(3,862)

Income before provision for income taxes,
equity in earnings of unconsolidated affiliates
and minority interest	324,938	260,121	176,548
Provision for income taxes	121,194	102,267	65,892

Income before equity in earnings of unconsolidated
affiliates and minority interest	203,744	157,854	110,656
Equity in earnings of unconsolidated affiliates, net
of income taxes of $1,415, $1,714 and $1,360	2,284	2,920	2,219
Minority interest, net of income taxes of $224, $340 and $37	(499)	(569)	(69)

Net income	$205,529	$160,205	$112,806

Earnings per share:
Basic	$2.81	$2.22	$1.62
Diluted	2.76	2.18	1.57

The accompanying notes are an integral part of these financial statements

OSHKOSH TRUCK CORPORATION
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$22,012	$127,507
Receivables, net	317,920	280,247
Inventories, net	589,770	489,997
Deferred income taxes	53,183	36,618
Other current assets	20,509	20,015

Total current assets	1,003,394	954,384
Investment in unconsolidated affiliates	19,273	20,280
Property, plant and equipment, net	231,895	193,026
Goodwill, net	558,724	399,875
Purchased intangible assets, net	219,239	128,525
Prepaid pension	63,304	--
Other long-term assets	15,079	22,213

Total assets	$2,110,908	$1,718,303

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$236,455	$226,768
Revolving credit facility and current maturities of long-term debt	87,516	21,521
Customer advances	266,705	303,090
Floor plan notes payable	48,441	21,332
Payroll-related obligations	59,386	47,460
Income taxes payable	12,849	11,571
Accrued warranty	56,929	39,546
Deferred revenue	35,355	25,457
Other current liabilities	78,438	78,794

Total current liabilities	882,074	775,539
Long-term debt	2,176	2,589
Deferred income taxes	100,032	55,443
Other long-term liabilities	60,963	62,917
Commitments and contingencies
Minority interest	3,758	3,145
Shareholders’ equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized;
none issued and outstanding)	--	--
Common Stock ($.01 par value; 300,000,000 shares authorized;
73,771,802 and 73,376,914 issued, respectively)	738	733
Additional paid-in capital	205,239	192,153
Retained earnings	797,773	619,290
Accumulated other comprehensive income	59,185	12,550
Unearned compensation	--	(6,056)
Common Stock in treasury, at cost (20,551 shares in 2006; none in 2005)	(1,030)	--

Total shareholders’ equity	1,061,905	818,670

Total liabilities and shareholders’ equity	$2,110,908	$1,718,303

The accompanying notes are an integral part of these financial statements

OSHKOSH TRUCK CORPORATION
Consolidated Statements of Shareholders’ Equity
(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock	Common Stock in Treasury at Cost	Comprehensive Income
Balance at September 30, 2003	$712	$129,507	$369,407	$26,398	$(3,401)	$(3,760)
Comprehensive income:
Net income	--	--	112,806	--	--	--	$112,806
Change in fair value of derivative instruments,
net of tax of $6,478	--	--	--	(11,119)	--	--	(11,119)
Gains reclassified into earnings from other
comprehensive income, net of tax of $25	--	--	--	(347)	--	--	(347)
Minimum pension liability adjustment,
net of tax of $1,040	--	--	--	1,683	--	--	1,683
Currency translation adjustments	--	--	--	12,556	--	--	12,556

Total comprehensive income							$115,579

Cash dividends:
Class A Common Stock ($0.1250 per share)	--	--	(202)	--	--	--
Common Stock ($0.1450 per share)	--	--	(9,986)	--	--	--
Purchase of Common Stock	--	--	--	--	--	(18)
Issuance of restricted stock	--	3,213	--	--	(3,460)	247
Amortization of unearned compensation	--	--	--	--	779	--
Exercise of stock options	--	2,893	--	--	--	1,699
Tax benefit related to stock options exercised	--	6,486	--	--	--	--

Balance at September 30, 2004	712	142,099	472,025	29,171	(6,082)	(1,832)
Comprehensive income:
Net income	--	--	160,205	--	--	--	$160,205
Change in fair value of derivative instruments,
net of tax of $1,921	--	--	--	(2,755)	--	--	(2,755)
Losses reclassified into earnings from other
comprehensive income, net of tax of $2,778	--	--	--	4,696	--	--	4,696
Minimum pension liability adjustment,
net of tax of $9,807	--	--	--	(15,584)	--	--	(15,584)
Currency translation adjustments	--	--	--	(2,978)	--	--	(2,978)

Total comprehensive income							$143,584

Cash dividends:
Class A Common Stock ($0.0375 per share)	--	--	(60)	--	--	--
Common Stock ($0.1775 per share)	--	--	(12,880)	--	--	--
Purchase of Common Stock	--	--	--	--	--	(612)
Issuance of restricted stock	--	2,349	--	--	(2,961)	612
Amortization of unearned compensation	--	--	--	--	2,987	--
Exercise of stock options	21	22,404	--	--	--	1,832
Tax benefit related to stock options exercised	--	25,301	--	--	--	--

Balance at September 30, 2005	733	192,153	619,290	12,550	(6,056)	--
Comprehensive income:
Net income	--	--	205,529	--	--	--	$205,529
Change in fair value of derivative instruments,
net of tax of $1,210	--	--	--	(2,061)	--	--	(2,061)
Losses reclassified into earnings from other
comprehensive income, net of tax of $5,222	--	--	--	8,802	--	--	8,802
Minimum pension liability adjustment,
net of tax of $18,069	--	--	--	28,673	--	--	28,673
Currency translation adjustments	--	--	--	11,221	--	--	11,221

Total comprehensive income	`						$252,164

Cash dividends ($0.3675 per share)	--	--	(27,046)	--	--	--
Exercise of stock options	5	3,457	--	--	--	--
Tax benefit related to stock-based compensation	--	4,564	--	--	--	--
Purchase of Common Stock	--	--	--	--	--	(1,030)
Stock-based compensation and award of
restricted shares	--	11,121	--	--	--	--
Reclassification of unearned compensation to
additional paid-in capital upon the adoption of
Financial Accounting Standards
No. 123(R) - See Note 2	--	(6,056)	--	--	6,056	--

Balance at September 30, 2006	$738	$205,239	$797,773	$59,185	$--	$(1,030)

The accompanying notes are an integral part of these financial statements

OSHKOSH TRUCK CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended September 30,
	2006	2005	2004
Operating activities:
Net income	$205,529	$160,205	$112,806
Depreciation and amortization	37,467	31,712	27,182
Stock-based compensation expense	11,121	2,987	779
Deferred income taxes	(19,604)	3,974	(32)
Equity in earnings of unconsolidated affiliates	(594)	(4,634)	(3,579)
Minority interest	724	569	69
Loss on sales of assets	78	310	315
Loss on early extinguishment of debt	--	--	325
Foreign currency transaction (gains) losses	(801)	1,646	(71)
Changes in operating assets and liabilities:
Receivables, net	(8,770)	(20,666)	(56,320)
Inventories, net	(48,947)	(110,874)	(94,404)
Other current assets	17	512	(1,030)
Other long-term assets	(15,486)	(25,812)	(9)
Accounts payable	(8,328)	21,760	55,985
Customer advances	(44,435)	92,281	44,685
Floor plan notes payable	27,109	(4,509)	7,111
Payroll-related obligations	6,838	2,695	6,175
Income taxes	1,641	19,174	19,513
Accrued warranty	12,872	3,580	5,320
Deferred revenue	6,698	25,457	--
Other current liabilities	5,876	(4,704)	8,310
Other long-term liabilities	8,402	16,648	1,786

Net cash provided by operating activities	177,407	212,311	134,916
Investing activities:
Acquisitions of businesses, net of cash acquired	(272,842)	(31,286)	(87,489)
Additions to property, plant and equipment	(56,020)	(43,174)	(29,950)
Proceeds from sales of assets	798	204	172
Distribution of capital from unconsolidated affiliates	1,601	--	--
(Increase) decrease in other long-term assets	(867)	5,747	(11,149)

Net cash used by investing activities	(327,330)	(68,509)	(128,416)
Financing activities:
Net borrowings (repayments) under revolving credit facility	64,434	(51,613)	10,063
Proceeds from exercise of stock options	3,462	24,257	4,592
Purchase of Common Stock	(1,030)	(612)	(18)
Proceeds from issuance of long-term debt	--	--	965
Repayment of long-term debt	(586)	(656)	(1,927)
Debt issuance costs	--	--	(1,342)
Excess tax benefits from stock-based compensation	4,096	--	--
Dividends paid	(27,122)	(16,022)	(9,106)

Net cash provided (used) by financing activities	43,254	(44,646)	3,227
Effect of exchange rate changes on cash	1,174	(1,730)	1,109

(Decrease) increase in cash and cash equivalents	(105,495)	97,426	10,836
Cash and cash equivalents at beginning of year	127,507	30,081	19,245

Cash and cash equivalents at end of year	$22,012	$127,507	$30,081

Supplemental disclosures:
Cash paid for interest	$6,890	$7,446	$5,095
Cash paid for income taxes	135,995	81,409	46,378

The accompanying notes are an integral part of these financial statements

OSHKOSH TRUCK CORPORATION
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

1.	Nature of Operations

        Oshkosh Truck Corporation and its subsidiaries (the “Company”), is a leading manufacturer of a wide variety of specialty vehicles and vehicle bodies predominately for the North American and European markets. “Oshkosh” refers to Oshkosh Truck Corporation, not including its subsidiaries. The Company sells its products into three principal vehicle markets – fire and emergency, defense and commercial. The Company’s fire and emergency business is principally conducted through its wholly-owned subsidiaries Pierce Manufacturing Inc. (“Pierce”), the airport products division of Oshkosh, JerrDan Corporation (“JerrDan”), Kewaunee Fabrications, LLC (“Kewaunee”), Medtec Ambulance Corporation (“Medtec”), AK Specialty Vehicles, LLC, Aluminum Body Corporation and Prime Medical Manufacturing, LLC and their wholly-owned subsidiaries (together “AK”) and the Company’s 75%-owned subsidiary BAI Brescia Antincendi International S.r.l. (“BAI”). The defense business is conducted through the operations of Oshkosh. The Company’s commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. (“McNeilus”), Viking Truck and Equipment, Inc. (“Viking”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”), Geesink Group B.V., Norba A.B. and Geesink Norba Limited and their wholly-owned subsidiaries (together, the “Geesink Norba Group”), Iowa Mold Tooling Co, Inc. (“IMT”) and the commercial division of Oshkosh. McNeilus is one of two general partners in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), which provides lease financing to the Company’s commercial customers. McNeilus owns a 49% interest in Mezcladores Trailers de Mexico, S.A. de C.V. (“Mezcladores”), which manufactures and markets concrete mixers, concrete batch plants and refuse packers in Mexico.

2.	Summary of Significant Accounting Policies

        Principles of Consolidation and Presentation – The consolidated financial statements include the accounts of Oshkosh and all of its majority-owned or controlled subsidiaries and are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The 25.0% historical book value of BAI at date of acquisition and 25.0% of subsequent operating results related to that portion of BAI not owned by the Company have been reflected as minority interest on the Company’s consolidated balance sheets and consolidated statements of income, respectively. The Company accounts for its 50.0% voting interest in OMFSP and its 49.0% interest in Mezcladores under the equity method. Each of the two general partners of OMFSP has identical voting, participating and protective rights and responsibilities and as such, the Company does not have voting interest control. All significant intercompany accounts and transactions have been eliminated.

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

        Fair Value of Financial Instruments – Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable, accrued liabilities and variable-rate debt approximated fair value as of September 30, 2006 and 2005.

        Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at September 30, 2006 consisted principally of money market instruments.

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

        Inventories – Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for approximately 75.5% of the Company’s inventories at September 30, 2006 and 71.8% at September 30, 2005. For the remaining inventories, cost has been determined using the first-in, first-out (“FIFO”) method. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $35,820 and $26,893 at September 30, 2006 and 2005, respectively.

        Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets using accelerated and straight-line methods. The estimated useful lives range from 10 to 50 years for buildings and improvements, from 4 to 25 years for machinery and equipment and from 3 to 10 years for capitalized software and related costs. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is immaterial for all periods presented and has been added to the cost of the underlying assets and is amortized over the useful lives of the assets.

        Goodwill – Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events or “indicators of potential impairment” occur. The Company performs its annual impairment test in the fourth quarter of its fiscal year. Indicators of potential impairment include situations involving significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key personnel, changes in technology or markets and operating losses, among others. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process is performed, which involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Reporting units are business components at or one level below the operating segment level for which discrete financial information is available.

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

        Other Long-Term Assets – Other long-term assets include deferred financing costs, which are amortized using the interest method over the term of the debt, prepaid funding of pension costs and certain investments. Amortization expense was $270, $270 and $242 (excluding $325 of amortization related to early debt retirement, which is included in other non-operating expense) in fiscal 2006, 2005 and 2004, respectively.

        Floor Plan Notes Payable – Floor plan notes payable represent liabilities related to the purchase of commercial vehicle chassis upon which the Company mounts its manufactured vehicle bodies. Floor plan notes payable are non-interest bearing for terms ranging from 90 to 120 days and must be repaid upon the sale of the vehicle to a customer. The Company’s practice is to repay all floor plan notes for which the non-interest bearing period has expired without sale of the vehicle to a customer.

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

        Performance-Based Payments – The Company’s contracts with the DoD to deliver heavy-payload vehicles (Family of Heavy Tactical Vehicle or “FHTV”), and medium-payload vehicles (Medium Tactical Vehicle Replacement or “MTVR”), as well as certain other defense-related contracts, include requirements for “performance-based payments.” The performance-based payment provisions in the contracts require the DoD to pay the Company based on the completion of certain pre-determined events in connection with the production under these contracts. Performance-based payments received are first applied to reduce outstanding receivables for units accepted in accordance with contractual terms, with any remaining amount recorded as an offset to inventory to the extent of related inventory on hand. Amounts received in excess of receivables and inventories are included in liabilities as customer advances.

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

        In fiscal 2005, following completion of contractually-required performance testing, the Company began initial deliveries of wheeled tanker systems (comprised of a truck chassis and water or fuel tank trailer) under a multi-year requirements contract with the United Kingdom Ministry of Defence (“U.K. MoD”). The contract, valued at 160,466 British Sterling ($250,384), calls for delivery of 357 wheeled tanker systems over a 22 month period beginning in February 2005. The contract provides that the Company is paid within 30 days of delivery of the wheeled tanker systems to the U.K. MoD. The U.K. MoD has up to 90 days following system delivery to reject the delivered wheeled tanker systems. Wheeled tanker systems remain in the Company’s inventory and cash received in payment for these systems is recorded as deferred revenue until the earlier of the date that the wheeled tanker system has been accepted by the customer or the date the rejection right lapses (generally 90 days from system delivery) at which time the Company recognizes revenue. In fiscal 2006 and 2005 sales under this contract totaled $126,299 and $56,435, respectively. At September 30, 2006 and 2005, deferred revenue related to this contract was $29,748 and $25,457, respectively.

        The U.K. wheeled tanker contract provides for approximately a four percent increase to the system sales price if the Company can demonstrate the equipment is electro-magnetic compatible (“EMC”) as defined under the terms of the contract. The Company currently believes that it has a solution to meet the EMC requirements. If the Company receives the U.K. MoD’s acceptance of achievement of the EMC requirements, then the Company and the U.K. MoD would need to amend the wheeled tanker contract to enable the Company to retrofit the wheeled tanker systems already delivered. Recognition of revenue for this contract amendment would occur once the retrofit was performed and accepted by the customer. The Company believes that achievement of EMC requirements, net of expected costs, could result in incremental pre-tax earnings of approximately $3,908 for wheeled tanker systems accepted as of September 30, 2006, although the agreement is subject to final negotiation and contract modification.

        Sales and anticipated profits under the MTVR long-term fixed-price base production contract were recorded on a percentage-of-completion basis, using units accepted as the measurement basis for effort accomplished. Estimated contract profits were taken into earnings in proportion to recorded sales based on estimated average cost determined using total contract units under order. Margins recorded on the MTVR base contract were subject to change based on a number of factors, including actual cost performance and product warranty experience compared to estimated amounts and changes or contract modifications agreed to by the Company and its customer. In fiscal 2005, the Company increased the margin percentage recognized on the MTVR base contract by 2.5 percentage points to 10.1% as a result of lower material costs, favorable warranty experience and improved overhead absorption. This change in estimate increased fiscal 2005 operating income by $24,700, net income by $15,100 and earnings per share by $0.21, including $23,100, $14,200 and $0.20, respectively, relating to prior year revenues. In fiscal 2004, the Company increased the margin percentage recognized on the MTVR contract by 2.1 percentage points to 7.6% as a result of favorable cost performance compared to estimates. This change in estimate increased fiscal 2004 operating income by $19,500, net income by $12,300 and earnings per share by $0.17, including $16,200, $10,200 and $0.14, respectively, relating to prior year revenues. This contract was completed in fiscal 2005.

        Net Sales – Sales are recorded net of amounts invoiced for taxes imposed on the customer such as excise or value-added taxes.

        Shipping and Handling Fees and Costs — Revenue received from shipping and handling fees is reflected in net sales. Shipping and handling fee revenue was not significant for all periods presented. Shipping and handling costs are included in cost of sales.

        Research and Development and Similar Costs – Except for customer sponsored research and development costs incurred pursuant to contracts, research and development costs are expensed as incurred and included as part of cost of sales. Research and development costs charged to expense amounted to $42,073, $33,394 and $27,562 during fiscal 2006, 2005 and 2004, respectively. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

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

        Environmental Remediation Costs – The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties’ financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the accompanying consolidated balance sheets. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The accruals are adjusted as further information develops or circumstances change.

        Advertising – Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $4,979, $4,744 and $3,259 in fiscal 2006, 2005 and 2004, respectively.

        Stock-Based Compensation – Prior to October 1, 2005, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. See Note 14 of the Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plan, options outstanding and options exercisable. No stock-based compensation expense was recognized in the Company’s Consolidated Statements of Income prior to fiscal 2006 for stock option grants, as the exercise price was equal to the market price of the underlying stock on the date of grant. In addition, previously the Company recorded unearned stock-based compensation for nonvested restricted stock awards as “unearned compensation” in the Company’s Consolidated Statement of Shareholders’ Equity.

        On October 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of the Company’s stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for fiscal 2006 included: (a) compensation expense related to all restricted stock awards and all stock options granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation expense for awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been restated.

        In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (“excess tax benefits”) have been classified as financing cash flows prospectively from October 1, 2005. Prior to the adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows.

        For purposes of pro forma disclosures, the estimated fair value of options is amortized over the option vesting period. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 prior to October 1, 2005:

	Fiscal Year Ended September 30,
	2005	2004
Net income, as reported	$160,205	$112,806
Add: Stock-based employee compensation expense
recorded for restricted stock awards, net of related
tax effects	2,987	779
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(6,503)	(4,017)

	(3,516)	(3,238)

Pro forma net income	$156,689	$109,568

Earnings per share:
Basic - as reported	$2.22	$1.62
Basic - pro forma	2.17	1.57
Diluted - as reported	$2.18	$1.57
Diluted - pro forma	2.13	1.52

        The weighted-average fair value for stock option grants during fiscal 2006, 2005 and 2004 were $18.23, $12.08 and $8.50, respectively, and were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Options Granted During	2006	2005	2004
Assumptions:
Risk-free interest rate	4.73%	4.00%	3.28%
Expected volatility	33.7%	31.0%	31.2%
Expected dividend yield	0.75%	0.67%	0.62%
Expected term (in years)	5.40	4.27	4.58

        Accumulated Other Comprehensive Income – Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. The Company has chosen to report Comprehensive Income and Accumulated Other Comprehensive Income (Loss) which encompasses net income, cumulative translation adjustments, unrealized gains (losses) on derivatives and minimum pension liability adjustments in the Consolidated Statements of Shareholders’ Equity. The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	Cumulative Translation Adjustments	Minimum Pension Liability Adjustments	Gains (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2003	$45,086	$(15,792)	$(2,896)	$26,398
Fiscal year change	12,556	1,683	(11,466)	2,773

Balance at September 30, 2004	57,642	(14,109)	(14,362)	29,171
Fiscal year change	(2,978)	(15,584)	1,941	(16,621)

Balance at September 30, 2005	54,664	(29,693)	(12,421)	12,550
Fiscal year change	11,221	28,673	6,741	46,635

Balance at September 30, 2006	$65,885	$(1,020)	$(5,680)	$59,185

        The Company funded a portion of the BAI purchase utilizing proceeds of a Euro-denominated debt obligation. This debt obligation has been designated as a hedge of the Company’s net investment in BAI. To the extent that this debt obligation remains as an effective hedge, changes in value of the debt obligation due to changes in foreign currency are recorded within currency translation adjustments in other comprehensive income. Net unrealized gains (losses) of $(960), $424 and $(314) related to this hedge have been recorded as part of the cumulative translation adjustment during fiscal 2006, 2005 and 2204, respectively.

        Foreign Currency Translation – All balance sheet accounts have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in “accumulated other comprehensive income (loss).” The Company recorded net foreign currency transaction gains (losses) of $(608), $(343) and $157 in fiscal 2006, 2005 and 2004, respectively, related to unhedged inter-company transactions.

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

        Income taxes are provided on financial statement earnings of non-U.S. subsidiaries expected to be repatriated. The Company determines annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations. As a result of anticipated cash requirements in the foreign subsidiaries, the Company currently believes that all future earnings of non-U.S. subsidiaries will be reinvested indefinitely to finance foreign activities. Accordingly, no deferred income taxes have been provided for the repatriation of those earnings.

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

        Reclassifications – Certain reclassifications have been made to the fiscal 2005 financial statements to conform to the fiscal 2006 presentation.

        Recent Accounting Pronouncements – In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Previously, APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior period financial statements. SFAS No. 154 is effective for the Company beginning October 1, 2006. Adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

        In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company will be required to adopt FIN 48 as of October 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 on the Company’s financial condition, results of operations and cash flows.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The Company will be required to adopt SFAS No. 157 as of October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s financial condition, results of operations and cash flows.

        In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company will be required to adopt SFAS No. 158 as of September 30, 2007. The Company is currently evaluating the impact of SFAS No. 158 on the Company’s financial condition, results of operations and cash flows.

3.	Acquisitions

        On July 31, 2006, the Company completed the acquisition of 100% of the outstanding stock and member interests of AK for cash. AK has operations in the U.S. and Europe and is headquartered in Harvey, Illinois. AK is a leader in mobile medical, homeland security command and communications, and broadcast vehicles. The Company has included AK in its fire and emergency business segment. The purchase price for the AK acquisition was $142,049 in cash, including acquisition costs and net of cash acquired, (including certain post-closing working capital adjustments). All the goodwill was assigned to the Company’s fire and emergency segment. The amount of goodwill which is tax deductible is dependent upon the final purchase price allocation.

        On August 14, 2006, the Company completed the acquisition of 100% of the outstanding stock of IMT for cash. IMT is a North American manufacturer of field service vehicles and articulating cranes for niche markets, which is headquartered in Garner, Iowa. The Company has included IMT in its commercial business segment. The purchase price for the IMT acquisition was $130,793, including acquisition costs and net of cash acquired. All the goodwill was assigned to the Company’s commercial segment and is not deductible for local income tax purposes.

        The Company financed the AK and IMT acquisitions from available cash and borrowings under its revolving credit facility.

        Following is a summary of the recorded fair values of the assets acquired and liabilities assumed in fiscal 2006 of AK and IMT as of the respective dates of acquisition:

Assets Acquired:
Current assets, excluding cash of $5,521	$77,490
Property, plant and equipment	11,323
Other	76
Intangible assets	98,470
Goodwill	151,743

Total assets acquired	339,102
Liabilities Assumed:
Current liabilities	38,189
Other long-term liabilities	28,071

Total liabilities assumed	66,260

Net assets acquired	$272,842

        The valuation of intangible assets for the AK and IMT acquisitions consists of $79,660 of assets subject to amortization and $18,810 assigned to trademarks not subject to amortization. The intangible assets subject to amortization consist of $10,260 in internally-developed technology with a nine year average life and $69,400 in customer-related assets with a 14 year average life.

        The operating results of AK and IMT have been included in the Company’s consolidated statements of income from the respective dates of acquisition. The purchase prices, including acquisition costs and net of cash acquired, were allocated based on the estimated fair value of the assets acquired and liabilities assumed at the dates of acquisition with the excess purchase prices of $79,882 and $71,861 recorded as goodwill at AK and IMT, respectively. These allocations were tentative at September 30, 2006, pending finalization of purchase accounting within one year of the acquisition date.

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

        The following is a summary of the recorded fair values of the assets acquired and liabilities assumed in fiscal 2005 of CON-E-CO and London as of the respective dates of acquisition:

Assets Acquired:
Current assets, excluding cash of $200	$21,431
Property, plant and equipment	6,339
Intangible assets	5,601
Goodwill	10,696

Total assets acquired	44,067
Liabilities Assumed:
Current liabilities	10,135
Other long-term liabilities	2,851

Total liabilities assumed	12,986

Net assets acquired	$31,081

        The valuation of intangible assets consists of $1,703 of assets subject to amortization and $3,898 assigned to tradenames not subject to amortization for the CON-E-CO and London acquisitions. The intangible assets subject to amortization consist of $1,096 in customer-related assets with a twenty-year average life and $607 of non-compete agreements with a five-year life.

        The operating results of CON-E-CO and London were included in the Company’s consolidated statements of income from the respective dates of acquisition. The purchase prices, including acquisition costs, net of cash acquired, of the CON-E-CO and London acquisitions were allocated based on the estimated fair value of the assets acquired and liabilities assumed, with the excess purchase price totaling $10,696 recorded as goodwill. All the goodwill was assigned to the Company’s commercial segment and is not deductible for local income tax purposes.

        Pro forma information on results of operations for fiscal 2006 and 2005, as if all of the fiscal 2006 and 2005 acquisitions had occurred on October 1, 2004, are as follows (unaudited):

	Fiscal Year Ended September 30,
	2006	2005
Net sales	$3,606,725	$3,166,659
Net income	211,740	154,561
Earnings per share:
Basic	$2.89	$2.14
Diluted	2.85	2.10

        The pro forma information is not necessarily indicative of what the results of operations would actually have been had the acquisitions occurred on October 1, 2004.

4.	Receivables

	September 30,
	2006	2005
U.S. government:
Amounts billed	$55,232	$86,628
Cost and profits not billed	1,603	2,530

	56,835	89,158
Other trade receivables	256,440	171,874
Other receivables	11,619	25,663

	324,894	286,695
Less allowance for doubtful accounts	(6,974)	(6,448)

	$317,920	$280,247

        Costs and profits not billed generally will become billable upon the Company achieving certain contract milestones.

5.	Inventories

	September 30,
	2006	2005
Raw materials	$255,088	$221,596
Partially finished products	274,654	236,740
Finished products	173,564	125,537

Inventories at FIFO cost	703,306	583,873
Less: Progress/performance-based payments on
U.S. government contracts	(77,716)	(66,983)
Excess of FIFO cost over LIFO cost	(35,820)	(26,893)

	$589,770	$489,997

        Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance based payments.

        Inventory includes costs which are amortized to expense as sales are recognized under certain contracts. At September 30, 2006 and 2005, unamortized costs related to long-term contracts of $5,471 and $15,616, respectively, were included in inventory.

6.	Investments in Unconsolidated Affiliates

        The Company records its investments in, and share of earnings of, OMFSP and Mezcladores under the equity method of accounting. Earnings, net of related income taxes, are reflected in Equity in Earnings of Unconsolidated Affiliates. The Company received cash distributions from OMFSP of $6,968, $8,024 and $6,407 in fiscal 2006, 2005 and 2004, respectively, and dividends of $490 from Mezcladores in fiscal 2004. The Company’s investment in OMFSP was $16,923 and $18,466 at September 30, 2006 and 2005, respectively. The Company’s investment in Mezcladores was $2,350 and $1,814 at September 30, 2006 and 2005, respectively.

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

        OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to certain customers of the Company. The Company sells vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers. Company sales to OMFSP were $72,867, $72,994 and $58,182 in fiscal 2006, 2005 and 2004, respectively. Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the equity portion of the cost of the new vehicle and batch plant purchases, and each partner is allocated its proportionate share of OMFSP cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. However, all OMFSP indebtedness is non-recourse to the Company or BALCAP.

        Summarized financial information of OMFSP as of September 30, 2006 and 2005 and for the fiscal years ended September 30, 2006, 2005 and 2004 was as follows:

	September 30,
	2006	2005
Cash and cash equivalents	$3,546	$3,774
Lease assets, net	198,887	189,268
Other assets	603	606

	$203,036	$193,648

Notes payable	$165,359	$154,820
Other liabilities	4,672	3,605
Partners’ equity	33,005	35,223

	$203,036	$193,648

	Fiscal Year Ended September 30,
	2006	2005	2004
Interest income	$11,301	$11,143	$12,808
Net interest income	2,955	3,347	3,885
Excess of revenues over expenses	3,457	4,433	3,589

7.	Property, Plant and Equipment

	September 30,
	2006	2005
Land and land improvements	$26,208	$20,319
Equipment on operating lease to others	951	1,731
Buildings	143,547	116,660
Machinery and equipment	241,443	206,829
Construction in progress	4,654	9,802

	416,803	355,341
Less accumulated depreciation	(184,908)	(162,315)

	$231,895	$193,026

        Depreciation expense was $28,832, $23,750 and $19,632 in fiscal 2006, 2005 and 2004, respectively. Capitalized interest was insignificant in fiscal 2006, 2005 and 2004. Equipment on operating lease to others represents the cost of vehicles sold to customers for which the Company has guaranteed the residual value. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of 5 to 10 years. Cost less accumulated depreciation for equipment on operating lease at September 30, 2006 and 2005 was $488 and $1,175, respectively.

8.	Goodwill and Purchased Intangible Assets

        The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company performed the required impairment tests in fiscal 2006, 2005 and 2004, and found no impairment of goodwill. In conjunction with the Company’s fiscal 2006 review for potential impairment of goodwill, the Company performed extensive studies and analysis regarding the estimated fair value of the Company’s interest in the Geesink Norba Group and determined that the fair value exceeded its carrying value at September 30, 2006. The Company took actions in fiscal 2006 and 2005 to turn around this business. The Company’s calculations of fair value reflected the Company’s estimates of the benefits to future earnings of such initiatives to upgrade the Geesink Norba Group product lines and improve its manufacturing efficiencies. However, if profits at the Geesink Norba Group do not return to expected levels, then the Company may be required to write down goodwill through a charge to future earnings. The Company cannot provide any assurance that future goodwill impairment tests will not result in a charge to earnings.

        Details of the Company’s total purchased intangible assets are as follows:

	September 30, 2006
	Weighted Average Life	Gross	Accumulated Amortization	Net
	(Years)
Amortizable intangible assets:
Distribution network	39.1	$55,423	$(13,557)	$41,866
Non-compete	14.0	42,016	(24,647)	17,369
Technology-related	14.5	33,172	(10,396)	22,776
Customer relationships	14.6	71,030	(884)	70,146
Other	12.0	16,726	(5,914)	10,812

	20.5	218,367	(55,398)	162,969
Non-amortizable tradenames		56,270	--	56,270

Total		$274,637	$(55,398)	$219,239

	September 30, 2005
	Weighted Average Life	Gross	Accumulated Amortization	Net
	(Years)
Amortizable intangible assets:
Distribution network	39.1	$55,423	$(12,111)	$43,312
Non-compete	14.0	41,964	(21,596)	20,368
Technology-related	17.0	22,647	(8,686)	13,961
Customer relationships	20.0	1,620	(80)	1,540
Other	12.0	16,726	(4,455)	12,271

	24.4	138,380	(46,928)	91,452
Non-amortizable tradenames		37,073	--	37,073

Total		$175,453	$(46,928)	$128,525

        In connection with the valuation of intangible assets, a 40-year life was assigned to the value of the Pierce distribution network ($53,000). The Company believes Pierce maintains the largest North American fire apparatus distribution network and has exclusive contracts with each distributor related to the fire apparatus product offerings manufactured by Pierce. The useful life of the Pierce distribution network was based on a historical turnover analysis. A 14-year average life was assigned to customer-related intangibles in connection with the AK and IMT acquisitions ($69,400). Non-compete intangible asset lives are based on terms of the applicable agreements.

        Total amortization expense was $8,365, $7,692 and $7,308 in fiscal 2006, 2005 and 2004, respectively. The estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2006 are as follows: 2007 — $13,490; 2008 — $13,413; 2009 — $13,333; 2010 — $12,866 and 2011 — $12,812.

        The following tables present the changes in goodwill during fiscal 2006 and 2005 allocated to the reportable segments:

Segment	Balance at September 30, 2005	Acquisitions	Translation and Other	Balance at September 30, 2006
Commercial	$253,315	$71,861	$6,815	$331,991
Fire and emergency	146,560	79,882	291	226,733

Total	$399,875	$151,743	$7,106	$558,724

        Translation and other in fiscal 2006 included a $7,293 increase resulting from currency translation adjustments and a net decrease of $187 related to tax adjustments in connection with the acquisition of London.

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

        The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer. Amounts expensed were $42,297, $24,999 and $21,028 in fiscal 2006, 2005 and 2004, respectively.

        Changes in the Company’s warranty liability during fiscal 2006 and fiscal 2005 were as follows:

	Fiscal Year Ended September 30,
	2006	2005
Balance at beginning of year	$39,546	$35,760
Warranty provisions	33,707	27,982
Settlements made	(29,425)	(21,420)
Changes in liability for pre-existing warranties, net	8,590	(2,983)
Acquisitions	4,251	319
Foreign currency translation adjustment	260	(112)

Balance at end of year	$56,929	$39,546

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

        Total rental expense for plant and equipment charged to operations under noncancelable operating leases was $13,709, $10,483 and $8,269 in fiscal 2006, 2005 and 2004, respectively. Minimum rental payments due under operating leases for subsequent fiscal years are: 2007 — $14,220; 2008 — $11,055; 2009 — $8,147; 2010 — $5,878; 2011 — $4,511 and $7,978 thereafter. Minimum rental payments include approximately $1,000 due annually under variable rate leases. Payments are adjusted based on changes to the one-month LIBOR rate (4.63% at September 30, 2006).

11.	Credit Agreements

        The following table presents details of the Company’s short-term borrowings:

	September 30,
	2006	2005
Revolving credit facility	$71,432	$18,072
Other short-term facilities	15,401	2,889
Current maturities of long-term debt	683	560

	$87,516	$21,521

        The Company has an unsecured revolving credit facility of $500,000, which expires in September 2009. The Company may seek to increase the revolving credit facility up to an aggregate maximum outstanding amount of $750,000, subject to the satisfaction of certain conditions, including the Company not being in default under the revolving credit facility and the identification of lenders willing to provide the additional commitments. At September 30, 2006, bank borrowings of $71,432 and outstanding letters of credit of $20,347, reduced available capacity under the Company’s revolving credit facility to $408,221.

        Interest rates on borrowings under the Company’s revolving credit facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.50%) or the “Offshore Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a margin of 0.70% for Offshore Rate loans under the Company’s revolving credit facility as of September 30, 2006. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The average interest rate on bank borrowings outstanding at September 30, 2006 and 2005 was 6.22% and 2.82%, respectively.

        The Company is charged a 0.125% to 0.300% annual commitment fee with respect to any unused balance under its revolving credit facility, and a 0.525% to 1.500% annual fee with respect to commercial letters of credit issued under the revolving credit facility, based on the Company’s leverage ratio as defined under the terms of the Company’s revolving credit facility.

        Restrictions and covenants under the revolving credit facility include: (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, or create liens, incur additional indebtedness and dispose of assets. The Company believes that such limitations should not impair its future operating activities. See Note 20 of the Notes to Consolidated Financial Statements. The Company was in compliance with all of its financial covenants under its credit agreements throughout fiscal 2006, 2005 and 2004.

        The Company’s wholly-owned subsidiary in The Netherlands, Geesink Group B.V., and certain of its affiliates are party to a €2,500 bank credit facility (the “Euro facility”), which supports a cross-border cash pooling arrangement. There were no borrowings outstanding under the Euro facility at September 30, 2006.

        The Company’s wholly-owned subsidiary in Canada, London, is party to a $6,734 (CAD 7,500) credit facility which bears interest at a variable rate based on a bank’s prime rate plus 0.50% (6.50% at September 30, 2006). There were no borrowings outstanding under the London facility at September 30, 2006.

        At September 30, 2006, BAI had $14,676 (€11,567) in borrowings outstanding under various bank credit facilities. The facilities, a portion of which are secured by BAI’s accounts receivable, allow for borrowings up to $28,611 (€22,550) and bear interest at variable rates (3.80% at September 30, 2006).

        Other subsidiaries of the Company had other unsecured short-term debt outstanding of $725 with varying interest rates at September 30, 2006.

        The following table presents details of the Company’s long-term borrowings:

	September 30,
	2006	2005
Mortgage notes payable	$2,303	$2,554
Other	556	595

	2,859	3,149
Less current maturities of long-term debt	(683)	(560)

	$2,176	$2,589

        At September 30, 2006, BAI had outstanding mortgage loans of $2,303 (€1,815) which bear interest at a variable rate based on the three-month Euribor rate plus a margin of between 0.75% and 1.50%. The average interest rate on outstanding mortgage loans at September 30, 2006 was 4.21%. Annual principal and interest payments range from $56 (€44) to $354 (€279) with maturities through November 2012.

        At September 30, 2006, McNeilus had an unsecured note payable due to a third party of $402 with an effective interest rate of 4.0%.

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

        Cash Flow Hedging Strategy – To protect against an increase in cost of forecasted purchases of foreign-sourced component parts payable in Euro, the Company has a foreign currency cash flow hedging program. The Company hedges portions of its forecasted purchases denominated in Euro with forward contracts. When the U.S. dollar weakens against the Euro, increased foreign currency payments are offset by gains in the value of the forward contracts. Conversely, when the U.S. dollar strengthens against the Euro, reduced foreign currency payments are offset by losses in the value of the forward contracts.

        To protect against the reduction in value of certain forecasted foreign currency cash flows associated with export sales from October to November 2006 denominated in British Sterling and to protect against increases in the cost of purchases of certain components from October through December 2006 which are payable in Euro, each in connection with the Company’s contract to provide certain wheeled tanker systems to the U.K. MoD, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its estimated foreign currency cash flows in connection with the U.K. MoD contract.

        Deferred Hedging Gains and Losses – At September 30, 2006, the U.S. dollar equivalent of outstanding forward foreign exchange contracts totaled $49,872 in notional amounts, including $28,661 in contracts to sell British Sterling, $6,018 in contracts to purchase British Sterling, $14,189 in contracts to purchase Euro and $1,004 in contracts to sell Euro. At September 30, 2006, net unrealized losses (net of related tax effect of $3,336) related to foreign exchange forward contracts totaling $5,680 have been included in accumulated other comprehensive income (loss). During fiscal 2007 all pre-tax losses on derivative instruments are expected to be reclassified out of accumulated other comprehensive income (loss) into earnings, as amounts being hedged are reflected in earnings.

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

        Fair Market Value of Financial Instruments – The fair market value of all open derivative contracts at September 30, 2006 and 2005 was $(5,732) and $(17,944), respectively and recorded in the Consolidated Balance Sheet as follows:

	September 30,
	2006	2005
Other current assets	$499	$1,727
Other long-term assets	--	229
Other current liabilities	(6,231)	(15,886)
Other long-term liabilities	--	(4,014)

	$(5,732)	$(17,944)

13.	Shareholders’ Equity

        On May 3, 2005, a sufficient number of shareholders of unlisted Class A Common Stock converted their shares to New York Stock Exchange – listed Common Stock, on a share-for-share basis, which resulted in the remaining Class A shares being automatically converted into shares of Common Stock on the same basis pursuant to the Company’s Articles of Incorporation. As a result of the conversion, the Company now has a single class of stock and shares of Common Stock that previously had limited voting rights now carry full voting rights.

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

        In July 1995, the Company authorized the buyback of up to 6,000,000 shares of the Company’s Common Stock. As of September 30, 2006 and 2005, the Company had purchased 2,769,210 shares of its Common Stock at an aggregate cost of $6,551.

14.	Stock Options, Restricted Stock and Common Stock Reserved

        At September 30, 2006, the Company had reserved 5,931,868 shares of Common Stock to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards. Under the 2004 Incentive Stock and Awards Plan (“the 2004 Plan”), which replaced the 1990 Incentive Stock Plan, as amended (the “1990 Plan”) (collectively, “equity-based compensation plans”), officers, other key employees and directors may be granted options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Participants may also be awarded grants of restricted stock under the 2004 Plan. The 2004 Plan expires on February 3, 2014. Options and restricted stock awards generally become exercisable ratably on the first, second and third anniversary of the date of grant. In fiscal 2002, the Company granted certain officers 280,000 shares of restricted Common Stock under the 1990 Plan which vest in fiscal 2008 after a six-year retention period. There are no vesting provisions tied to performance conditions for any outstanding options and restricted stock awards. Vesting for all outstanding options or restricted stock awards is based solely on continued service as an employee of the Company and generally vest upon retirement. Options to purchase shares expire not later than ten years and one month after the grant of the option.

        The Company recognizes compensation expense for stock option and restricted stock awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Consolidated Statements of Income for fiscal 2006, 2005 and 2004 was $11,121 ($7,393 net of tax), $2,987 ($2,357 net of tax) and $779 ($682 net of tax), respectively.

        As a result of adopting SFAS No. 123(R) on October 1, 2005, the Company’s income before taxes, net income and basic and diluted earnings per share for fiscal 2006 were $6,507, $4,002 and $0.05 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25 for the Company’s stock option grants.

        Prior to the adoption of SFAS No. 123(R), the Company reported all tax benefits resulting from the exercise of stock options and the vesting of restricted stock awards as operating cash flows in the Company’s Consolidated Statements of Cash Flows. In accordance with SFAS No. 123(R), the Company reported the excess tax benefits from the exercise of stock options and the vesting of restricted stock awards as financing cash flows beginning in fiscal 2006. For fiscal 2006, $4,096 of excess tax benefits were reported as financing cash flows rather than operating cash flows. For fiscal 2005 and 2004, the excess tax benefits of $23,695 and $6,176, respectively, were included in operating cash flows.

        Net cash proceeds from the exercise of stock options were $3,462, $24,257 and $4,592 for fiscal 2006, 2005 and 2004, respectively. The actual income tax benefit realized totaled $4,564, $25,301 and $6,486, respectively, for those same periods.

        Information related to the Company’s equity-based compensation plans in effect as of September 30, 2006 is as follows:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,937,594	$25.30	2,994,274
Equity compensation plans not approved by security holders	--	--	--

Total	2,937,594	$25.30	2,994,274

        A summary of the Company’s stock option activity for the three years ended September 30, 2006 is as follows:

	Fiscal Year Ended September 30,
	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of
the year	2,868,506	$20.16	5,087,608	$12.75	5,519,508	$10.48
Options granted	398,788	50.02	425,700	40.75	407,800	28.50
Options forfeited	--	--	(6,000)	19.75	--	--
Options exercised	(329,700)	10.50	(2,638,802)	9.19	(839,700)	5.47

Options outstanding, end of the year	2,937,594	$25.30	2,868,506	$20.16	5,087,608	$12.75

Options exercisable, end of the year	2,128,686	$18.43	1,851,264	$14.35	3,665,128	$9.62

        The Company continues to use the Black-Scholes valuation model to value stock options. The Company used the Company’s historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant. The expected option life represents the period of time that the options granted are expected to be outstanding and were based on historical experience.

        As of September 30, 2006, the Company had $7,364 of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 2.6 years.

        Stock options outstanding as of September 30, 2006 were as follows:

Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 2.79 - $ 8.28	255,504	2.6	$ 6.00	$ 11,363
$ 9.78 - $15.62	765,668	5.7	13.58	28,245
$19.75 - $19.75	689,000	7.1	19.75	21,166
$28.27 - $36.95	433,434	7.9	29.10	9,263
$41.04 - $54.37	793,988	9.5	45.55	4,009

	2,937,594	7.1	$25.30	$ 74,046

        Stock options exercisable as of September 30, 2006 were as follows:

Price Range	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 2.79 - $ 8.28	255,504	2.6	$ 6.00	$ 11,363
$ 9.78 - $15.62	765,668	5.7	13.58	28,245
$19.75 - $19.75	689,000	7.1	19.75	21,166
$28.27 - $36.95	286,789	7.9	28.87	6,195
$41.04 - $54.37	131,725	9.1	41.04	1,242

	2,128,686	6.3	$18.43	$ 68,211

        The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for fiscal 2006, 2005 and 2004 was $11,610, $64,216 and $17,531, respectively.

        A summary of the Company’s restricted stock activity for the three years ended September 30, 2006 is as follows:

	Fiscal Year Ended September 30,
	2006		2005		2004
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	435,012	$21.57	402,400	$18.82	280,000	$14.69
Granted	69,038	50.40	73,400	40.34	122,400	28.27
Forfeited	--	--	--	--	--	--
Vested	(65,254)	32.79	(40,788)	28.27	--	--

Nonvested, end of the year	438,796	$24.43	435,012	$21.57	402,400	$18.82

        Compensation expense related to restricted stock awards was $4,615, $2,987 and $779 in fiscal 2006, 2005 and 2004, respectively. As of September 30, 2006, there was $4,921 of unrecognized compensation expense related to restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.3 years.

15.	Earnings Per Share

        As a result of the conversion of all of the Company’s Class A Common Stock to New York Stock Exchange – listed Common Stock, earnings per share for Class A Common Stock is no longer presented. The following table reconciles net income to net income available to Common Stock holders for purposes of the computation of basic and diluted earnings per share:

	Fiscal Year Ended September 30,
	2006	2005	2004
Income available to Common Stock holders:
Net income	$205,529	$160,205	$112,806
Class A Common Stock	--	1,737	2,279

Basic income available to Common Stock holders	$205,529	$158,468	$110,527

Diluted income available to Common Stock holders	$205,529	$160,205	$112,806

        The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Fiscal Year Ended September 30,
	2006	2005	2004
Basic weighted average shares outstanding	73,159,887	71,293,745	68,387,994
Effect of dilutive securities:
Class A Common Stock	--	944,541	1,624,878
Stock options and incentive compensation awards	1,239,991	1,383,566	1,964,884

Diluted weighted average shares outstanding	74,399,878	73,621,852	71,977,756

        Options to purchase 26,000, 395,200 and 407,800 shares of Common Stock were outstanding in fiscal 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the Common Stock and, therefore, the effect would be anti-dilutive. An additional 370,500 shares were outstanding during fiscal 2006, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. Restricted stock awards of 11,000, 73,400 and 122,400 shares outstanding in fiscal 2006, 2005 and 2004, respectively, were not included in the computation of earnings per share since the awards were anti-dilutive.

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

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Health and Other
	2006	2005	2006	2005	2006	2005
Change in benefit obligations
Benefit obligations at October 1	$132,939	$102,503	$11,171	$8,784	$28,763	$19,207
Service cost	7,962	5,812	778	736	1,719	1,061
Interest cost	7,019	5,956	563	498	1,492	1,139
Actuarial (gains) losses	(9,724)	20,015	2,012	1,854	(1,722)	8,028
Participant contributions	--	--	142	146	--	--
Plan amendments	589	959	--	--	--	--
Benefits paid	(2,481)	(2,306)	(529)	(542)	(532)	(672)
Currency translation adjustments	--	--	814	(305)	--	--

Benefit obligation at September 30	$136,304	$132,939	$14,951	$11,171	$29,720	$28,763

Change in plan assets
Fair value of plan assets at October 1	$112,663	$80,619	$9,147	$7,453	$--	$--
Actual return on plan assets	6,406	9,850	1,346	1,841	--	--
Company contributions	24,100	24,500	486	492	532	672
Participant contributions	--	--	142	146	--	--
Benefits paid	(2,481)	(2,306)	(529)	(542)	(532)	(672)
Currency translation adjustments	--	--	627	(243)	--	--

Fair value of plan assets at September 30	$140,688	$112,663	$11,219	$9,147	$--	$--

Reconciliation of funded status
Funded status of plan - over (under) funded	$4,384	$(20,276)	$(3,732)	$(2,024)	$(29,720)	$(28,763)
Unrecognized net actuarial losses	52,622	62,292	2,294	954	9,050	11,313
Unrecognized transition asset	--	(55)	--	--	--	--
Unamortized prior service cost	6,298	6,270	--	--	--	--

Prepaid (accrued) benefit cost	$63,304	$48,231	$(1,438)	$(1,070)	$(20,670)	$(17,450)

Recognized in consolidated balance sheet at September 30
Prepaid benefit cost	$63,304	$--	$--	$--	$--	$--
Intangible asset	--	6,270	--	--	--	--
Accrued benefit liability	--	(4,717)	(1,438)	(1,070)	(20,670)	(17,450)
Accumulated other comprehensive income	--	46,678	--	--	--	--

Prepaid (accrued) benefit cost	$63,304	$48,231	$(1,438)	$(1,070)	$(20,670)	$(17,450)

Weighted-average assumptions as of September 30
Discount rate	5.75%	5.25%	5.00%	5.00%	5.75%	5.25%
Expected return on plan assets	8.25%	8.25%	6.00%	6.00%	n/a	n/a
Rate of compensation increase	4.50%	4.50%	4.20%	3.80%	n/a	n/a

        The following table summarizes the components of net periodic benefit cost for fiscal years ended September 30:

	Pension Benefits						Postretirement
	U.S. Plans			Non-U.S. Plans			Health and Other
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost
Service cost	$7,962	$5,812	$4,598	$778	$736	$622	$1,719	$1,061	$913
Interest cost	7,019	5,956	5,361	563	498	430	1,492	1,139	1,038
Expected return on plan assets	(9,682)	(7,622)	(6,420)	(565)	(501)	(396)	--	--	--
Amortization of prior service cost	560	521	461	--	--	--	--	--	--
Amortization of transition asset	(55)	(67)	(67)	--	--	--	--	--	--
Amortization of net actuarial losses	3,222	1,929	1,292	--	--	7	541	147	52

Net periodic benefit cost	$9,026	$6,529	$5,225	$776	$733	$663	$3,752	$2,347	$2,003

Weighted-average assumptions
Discount rate	5.25%	5.75%	6.25%	5.00%	5.60%	5.50%	5.25%	5.75%	6.25%
Expected return on plan assets	8.25%	8.25%	8.25%	6.00%	6.50%	7.00%	n/a	n/a	n/a
Rate of compensation increase	4.50%	4.50%	4.50%	3.80%	3.90%	3.70%	n/a	n/a	n/a

        The accumulated benefit obligation for all defined benefit pension plans was $131,256 and $125,026 at September 30, 2006 and 2005, respectively.

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 9.5% in fiscal 2006, declining to 5.5% in fiscal 2014. If the health care cost trend rate was increased by 1%, the accumulated postretirement benefit obligation at September 30, 2006 would increase by $3,412 and net periodic postretirement benefit cost for fiscal 2007 would increase by $507. A corresponding decrease of 1% would decrease the accumulated postretirement benefit obligation at September 30, 2006 by $3,060 and net periodic postretirement benefit cost for fiscal 2007 would decrease by $436.

        The Company maintains supplemental executive retirement plans (“SERPs”) for certain executive officers of the Company and its subsidiaries that are unfunded. Expense related to the plans of $2,284, $1,771 and $1,108 was recorded in fiscal 2006, 2005 and 2004, respectively. Amounts accrued as of September 30, 2006 and 2005 related to the SERPs were $11,953 and $10,085, respectively.

        The Company’s Board of Directors has appointed an Investment Committee (“Committee”) to manage the investment of the Company’s pension plan assets. The Committee has established and operates under an Investment Policy. The Committee determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets and an advisor to monitor the performance of the investment managers. The Investment Policy prohibits certain investment transactions, such as commodity contracts, margin transactions and short selling, unless the Committee gives prior approval. The weighted-average of the Company’s and its subsidiaries pension plan asset allocations and target allocations at September 30, 2006 and 2005, by asset category, are as follows:

U.S. Plans				Non-U.S. Plans
	Target %	2006	2005		Target %	2006	2005
Asset Category				Asset Category
Fixed income	30% - 40%	42%	39%	UK equities	25%	25%	26%
Large-cap growth	25% - 35%	26%	28%	Non-UK equities	25%	25%	27%
Large-cap value	5% - 15%	10%	9%	Government bonds	35%	36%	33%
Mid-cap value	5% - 15%	11%	12%	Corporate bonds	15%	14%	14%

Small-cap value	5% - 15%	11%	12%			100%	100%

Venture capital	0% - 5%	0%	0%

		100%	100%

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

        The Company expects to contribute approximately $5,000 — $10,000 to its pension plans in fiscal 2007. The Company’s estimated future benefit payments under Company sponsored plans follows:

				Other Postretirement Benefits
Fiscal Year Ending	Pension Benefits			Retiree	Retiree
September 30,	U.S. Plans	Non-U.S. Plans	Non-Qualified	Medical	Life
2007	$2,206	$125	$229	$1,471	$9
2008	2,464	170	286	1,720	10
2009	2,805	227	380	1,732	11
2010	3,200	283	376	1,750	12
2011	3,665	361	372	1,967	13
2012-2016	28,251	3,152	6,609	9,764	89

        The Company has defined contribution 401(k) plans covering substantially all employees. The plans allow employees to defer 2% to 19% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions which are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for Company matching contributions were $3,794, $3,279 and $2,721 in fiscal 2006, 2005 and 2004, respectively.

17.	Income Taxes

        Pre-tax income (loss) from operations for the fiscal years ended September 30 was taxed in the following jurisdictions:

	Fiscal Year Ended September 30,
	2006	2005	2004
Domestic	$315,287	$266,157	$178,372
Foreign	9,651	(6,036)	(1,824)

	$324,938	$260,121	$176,548

        Significant components of the provision (credit) for income taxes are as follows:

	Fiscal Year Ended September 30,
	2006	2005	2004
Allocated to Income Before Equity in Earnings
of Unconsolidated Affiliates and Minority Interest
Current:
Federal	$123,027	$86,604	$60,315
Foreign	5,382	2,292	336
State	12,389	9,397	5,273

Total current	140,798	98,293	65,924

Deferred:
Federal	(16,807)	5,562	2,133
Foreign	(929)	(2,569)	(2,541)
State	(1,868)	981	376

Total deferred	(19,604)	3,974	(32)

	$121,194	$102,267	$65,892

Allocated to Other Comprehensive Income
Deferred federal, state and foreign	$22,133	$(10,119)	$(4,833)

        The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

	Fiscal Year Ended September 30,
	2006	2005	2004
Effective Rate Reconciliation
U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net	3.3	4.1	3.1
Foreign taxes	(0.2)	(0.7)	(0.9)
Valuation allowance	0.5	1.1	--
Tax credits	(1.0)	(0.3)	(0.4)
Manufacturing deduction	(0.7)	--	--
Other, net	0.4	0.1	0.5

	37.3%	39.3%	37.3%

        Deferred income tax assets and liabilities are comprised of the following:

	September 30,
	2006	2005
Deferred Tax Assets and Liabilities
Deferred tax assets:
Other long-term liabilities	$21,198	$17,663
Accrued warranty	19,150	13,884
Other current liabilities	12,865	13,441
Payroll-related obligations	10,222	8,017
Receivables	2,280	1,229
Inventories	7,299	552
Other	12,787	10,419

Gross deferred tax assets	85,801	65,205
Less valuation allowance	(7,914)	(6,204)

Deferred tax assets	77,887	59,001
Deferred tax liabilities:
Intangible assets	60,024	34,268
Investment in unconsolidated partnership	20,062	21,736
Property, plant and equipment	19,441	17,830
Other long-term assets	24,962	3,116
Other	247	876

Deferred tax liabilities	124,736	77,826

Net deferred tax liability	$(46,849)	$(18,825)

        The net deferred tax liability is classified in the consolidated balance sheet as follows:

	September 30,
	2006	2005
Current net deferred tax asset	$53,183	$36,618
Non-current net deferred tax liability	(100,032)	(55,443)

	$(46,849)	$(18,825)

        As of September 30, 2006 the Company had $41,060 of net operating loss carryforwards available to reduce future taxable income of certain foreign subsidiaries. Such NOL carryforwards expire in accordance with provisions of applicable tax laws and primarily have unlimited lives. The deferred tax asset for foreign NOL carryforwards aggregated $11,086 at September 30, 2006 and is reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies, and on projections of future taxable income. As a result of its analysis, the Company has recorded valuation allowance of $7,914 at September 30, 2006.

        The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested. At September 30, 2006, these earnings amounted to approximately $11,675. If these earnings were repatriated to the United States, income taxes the Company would be required to accrue and pay would be immaterial.

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

        The Company has identified potential soil and groundwater contamination impacts from solvents and/or metals at three of its manufacturing sites related to the Geesink Norba Group. During the fourth quarter of fiscal 2006, studies of these sites were completed. The results from two of the sites indicated that no further action was necessary. Based on the study of the third site, the Company reached an agreement with the environmental authorities that no further action was necessary for a portion of the site. The Company is conducting an evaluation of the remaining portion of the site to identify if any action is required. Based on current estimates, the Company believes its liability at these sites will not be material and any responsibility of the Company is adequately covered through reserves established by the Company.

        At September 30, 2006 and 2005, the Company had reserves of $5,200 and $6,000, respectively, for losses related to environmental matters that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

        The Company has guaranteed certain customers’ obligations under deferred payment contracts and lease purchase agreements. The Company’s guarantee is limited to $1,000 per year during the period in which the customer obligations are outstanding. The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $274,945 and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $20,347 at September 30, 2006.

        Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. At September 30, 2006 and 2005, the Company had reserved $56,929 and $39,546, respectively, for warranty claims. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise which are beyond the scope of the Company’s historical experience. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience.

        Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $1,000 per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2006 and 2005, the reserve for product and general liability claims was $14,150 and $11,401, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

        The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings that arise in the ordinary course of business. In May 2006, Armor Holdings, Inc. (“Armor Holdings”) announced that it was considering filing a lawsuit against the Company alleging, among other things, that the Company tortiously interfered with a merger agreement between Armor Holdings and Stewart & Stevenson Services, Inc. The Company believes that any such potential claim is without merit and intends to vigorously defend any such action should it be filed. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

        At September 30, 2006, approximately 28% of the Company’s workforce was covered under collective bargaining agreements.

        The Company’s defense segment derives a significant portion of its revenue from the DoD, as follows:

	Fiscal Year Ended September 30,
	2006	2005	2004
DoD	$1,129,404	$941,288	$696,028
Export	187,833	119,776	78,031

Total Defense Sales	$1,317,237	$1,061,064	$774,059

        DoD sales include $15,989, $2,431 and $51,961 in fiscal 2006, 2005 and 2004, respectively, for products sold internationally under the Foreign Military Sales Program. No other customer represented more than 10% of sales for fiscal 2006, 2005 and 2004.

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

        Fire and emergency: This segment includes Pierce, JerrDan, Medtec, Kewaunee, BAI, AK and the aircraft rescue and firefighting and snow removal divisions of Oshkosh. These units manufacture and market commercial and custom fire vehicles, broadcast vehicles and emergency vehicles primarily for fire departments, airports, other governmental units, hospitals and other care providers, broadcast stations and towing companies in the U.S. and abroad.

        Defense: This segment consists of a division of Oshkosh that manufactures heavy- and medium-payload tactical trucks and supply parts and services for the U.S. military and for other militaries around the world.

        Commercial: This segment includes McNeilus, the Geesink Norba Group, Viking, CON-E-CO, London, IMT and the commercial division of Oshkosh. McNeilus, CON-E-CO, London, Viking and Oshkosh manufacture, market and distribute concrete mixer systems, portable concrete batch plants and vehicle and body components. McNeilus and the Geesink Norba Group manufacture, market and distribute refuse vehicle bodies and components and the Geesink Norba Group manufactures and markets waste collection systems and components. IMT is a manufacturer of field service vehicles and articulating cranes for niche markets. Sales are made primarily to commercial and municipal customers in the Americas and Europe.

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

        Selected financial data by business segment is as follows:

	Fiscal Year Ended September 30,
	2006	2005	2004
Net sales to unaffiliated customers:
Fire and emergency	$961,467	$841,465	$599,734
Defense	1,317,237	1,061,064	774,059
Commercial	1,190,323	1,085,700	907,309
Intersegment	(41,639)	(28,329)	(18,797)

Consolidated	$3,427,388	$2,959,900	$2,262,305

        Intersegment sales are primarily from the fire and emergency segment to the defense segment.

	Fiscal Year Ended September 30,
	2006	2005	2004
Operating income (expense):
Fire and emergency	$89,999	$79,619	$54,957
Defense	242,271	210,232	127,859
Commercial	66,179	23,829	34,838
Corporate and other	(72,521)	(46,478)	(37,244)

Consolidated operating income	325,928	267,202	180,410
Interest expense net of interest income	(747)	(5,183)	(4,314)
Miscellaneous other income (expense)	(243)	(1,898)	452

Income before provision for income taxes,
equity in earnings of unconsolidated affiliates
and minority interest	$324,938	$260,121	$176,548

	Fiscal Year Ended September 30,
	2006	2005	2004
Depreciation and amortization:
Fire and emergency	$12,658	$10,716	$8,235
Defense	6,498	4,643	3,851
Commercial	18,041	16,083	14,853
Corporate and other	270	270	243

Consolidated	$37,467	$31,712	$27,182

Capital expenditures:
Fire and emergency	$26,879	$12,268	$9,521
Defense	12,594	14,740	7,010
Commercial	16,547	16,166	13,419

Consolidated	$56,020	$43,174	$29,950

	September 30,
	2006	2005	2004
Identifiable assets:
Fire and emergency:
U.S	$732,136	$516,656	$489,926
Europe	120,105	59,187	58,454

Total fire and emergency	852,241	575,843	548,380
Defense - U.S.	244,133	275,663	183,955
Commercial:
U.S. (a)	731,397	497,874	470,609
Other North America	25,264	21,376	848
Netherlands	162,895	165,453	157,614
Other European	94,814	82,854	89,022

Total Commercial	1,014,370	767,557	718,093
Corporate and other - U.S.	164	99,240	1,986

Consolidated	$2,110,908	$1,718,303	$1,452,414

(a) Includes investment in unconsolidated partnership.

        The following table presents net sales by geographic region based on product shipment destination.

	Fiscal Year Ended September 30,
	2006	2005	2004
Net sales:
United States	$2,820,583	$2,500,367	$1,884,223
Other North America	76,277	35,862	13,218
Europe and Middle East	431,844	384,213	300,112
Other	98,684	39,458	64,752

Consolidated	$3,427,388	$2,959,900	$2,262,305

20.	Subsequent Event

        On October 15, 2006 the Company signed a definitive agreement to acquire 100% of the stock of JLG Industries, Inc. (“JLG”), a global leader in the sale of aerial work platforms and telehandler vehicles, for $28 per share. Total consideration, including transaction costs and assumed debt, is estimated to approximate $3.2 billion in cash. JLG primarily serves the construction market, with customers such as equipment rental companies, construction contractors and other manufacturing or industrial companies. The acquisition of JLG will be accounted for using the purchase accounting provisions of SFAS No. 141, “Business Combinations.” Assuming completion of the acquisition, JLG’s operating results will be included in the Company’s consolidated financial statements from the date of acquisition. The purchase price, including acquisition costs, will be allocated based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition with any excess purchase price allocated to goodwill.

        The Company intends to finance the transaction with a $3.5 billion senior secured credit facility arranged by Bank of America, N.A. and JPMorgan Chase Bank, N.A. and to retire most of the Company’s and JLG’s outstanding debt as of the acquisition date. The acquisition has been approved by the Board of Directors of each company and is subject to customary closing conditions, including approval under the Hart-Scott-Rodino Act and similar laws outside the U.S. and the approval by the shareholders of JLG. The Company expects to close the transaction in December 2006.

21.	Unaudited Quarterly Results

	Fiscal Year Ended September 30, 2006				Fiscal Year Ended September 30, 2005
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Net sales	$904,353	$887,919	$844,780	$790,336	$823,716	$818,912	$672,355	$644,917
Gross income	154,703	155,290	149,365	148,923	135,442	123,844	119,893	115,591
Net income	49,210	53,414	49,837	53,068	42,752	38,689	38,190	40,574
Earnings per share:
Basic	$0.67	$0.73	$0.68	$0.73	$0.59	$0.53	$0.53	$0.57
Diluted	0.66	0.72	0.67	0.72	0.58	0.52	0.52	0.56
Dividends per share:
Class A Common Stock	$--	$--	$--	$--	$--	$--	$0.03750	$0.03750
Common Stock	0.10000	0.10000	0.10000	0.06750	0.06750	0.06625	0.04375	0.04375

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2006. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

        The Company’s management, with the participation of the Company’s Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of September 30, 2006, the Company’s internal controls over financial reporting were effective based on that framework.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Oshkosh Truck Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Oshkosh Truck Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2006 of the Company and our report dated November 14, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

/S/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
November 14, 2006

        Changes in internal control over financial reporting. McNeilus is in the process of a three-phase implementation to upgrade its financial systems to an integrated enterprise resource planning system (the “ERP System”). The implementation included the installation in October 2005 and June 2006 of new hardware and software and resulted in certain changes to business processes and internal controls impacting financial reporting. Additional major hardware and software changes are scheduled for the first quarter of fiscal 2007. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include providing training related to business process changes and the ERP System software to individuals using the ERP System to carry out their job responsibilities as well as those who rely on the financial information. Oversight activities have increased during the transition period and a support organization has been established to monitor system operations, answer user questions, resolve issues in a timely manner, and report trends to management. Also, redundant controls have been established in key areas to assure the accuracy of financial reporting.

        There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        The Company has no other information to report pursuant to Item 9B.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information to be included under the captions “Governance of the Company – The Board of Directors,” “Governance of the Company – Committees of the Board of Directors – Audit Committee” and “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 6, 2007, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

        The information to be included under the captions “Governance of the Company – Compensation of Directors” and “Executive Compensation” contained in the Company’s definitive proxy statement for the annual meeting of shareholders on February 6, 2007, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information to be included under the caption “Stock Ownership – Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 6, 2007, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Equity Compensation Plan Information

        The following table provides information about the Company’s equity compensation plans as of September 30, 2006.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans
approved by security holders
	2,937,594	$25.30	2,994,274
Equity compensation plans not
approved by security holders
	--	n/a	--

Total	2,937,594	$25.30	2,994,274

(1)	Represents options to purchase the Company’s Common Stock granted under the 1990 Incentive Stock Plan, as amended, and the Company’s 2004 Incentive Stock and Awards Plan, both of which were approved by the Company’s shareholders.
(2)	Excludes 280,000 shares of restricted Common Stock subject to vesting after a six-year retention period and 158,796 shares of restricted Common Stock subject to a three-year vesting period, previously issued under the Company’s 1990 Incentive Stock Plan, as amended, and the Company’s 2004 Incentive Stock and Awards Plan, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information to be included under the caption “Executive Compensation – Executive Employment and Severance Agreements and Other Agreements” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 6, 2007, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information to be included under the caption “Governance of the Company – Report of Audit Committee” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 6, 2007, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements: The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm included in the Annual Report to Shareholders for the fiscal year ended September 30, 2006, are contained in Item 8:

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended September 30, 2006, 2005 and 2004
Consolidated Balance Sheets at September 30, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004
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

OSHKOSH TRUCK CORPORATION
November 16, 2006	By	/S/ Robert G. Bohn

Robert G. Bohn, Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

November 16, 2006	By	/S/ R. G. Bohn

R. G. Bohn, Chairman, President and Chief Executive Officer
(Principal Executive Officer)
November 16, 2006	By	/S/ C. L. Szews

C. L. Szews, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
November 16, 2006	By	/S/ T. J. Polnaszek

T. J. Polnaszek, Vice President and Controller
(Principal Accounting Officer)
November 16, 2006	By	/S/ J. W. Andersen

J. W. Andersen, Director
November 16, 2006	By	/S/ R. A. Cornog

R. A. Cornog, Director
November 16, 2006	By	/S/ R. M. Donnelly

R. M. Donnelly, Director
November 16, 2006	By	/S/ D. V. Fites

D. V. Fites, Director
November 16, 2006	By	/S/ F.M. Franks, Jr.

F.M. Franks, Jr. Director
November 16, 2006	By	/S/ M. W. Grebe

M. W. Grebe, Director
November 16, 2006	By	/S/ K. J. Hempel

K. J. Hempel, Director
November 16, 2006	By	/S/ H. N. Medvin

H. N. Medvin, Director
November 16, 2006	By	/S/ J. P. Mosling, Jr.

J. P. Mosling, Jr., Director
November 16, 2006	By	/S/ R. G. Sim

R. G. Sim, Director

SCHEDULE II

OSHKOSH TRUCK CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful AccountsYears Ended September 30, 2006, 2005 and 2004 (In thousands)

Fiscal Year	Balance at Beginning of Year	Acquisitions of Businesses	Additions Charged to Expense	Reductions*	Balance at End of Year
2004	$4,090	$1,118	$2,081	$(369)	$6,920

2005	$6,920	$107	$646	$(1,225)	$6,448

2006	$6,448	$787	$295	$(556)	$6,974

* Represents amounts written off to the reserve, net of recoveries and foreign currency translation adjustments.

OSHKOSH TRUCK CORPORATION
EXHIBIT INDEX
2006 ANNUAL REPORT ON FORM 10-K

2.1	Agreement and Plan of Merger, dated October 15, 2006, by and among Oshkosh Truck Corporation, Steel Acquisition Corp. and JLG Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated October 15, 2006 (File No. 1-31371)).

3.1	Amended and Restated Articles of Incorporation of Oshkosh Truck Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated August 16, 2005 (File No. 1-31371)).

3.2	By-Laws of Oshkosh Truck Corporation, as amended May 16, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31371)).

4.1	Credit Agreement, dated September 29, 2004, among Oshkosh Truck Corporation, the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, dated September 29, 2004 (File No. 1-31371)).

4.2	Rights Agreement, dated as of February 1, 1999, between Oshkosh Truck Corporation and Computershare Investor Services, LLC (as successor to Firstar Bank, N.A.) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, dated as of February 1, 1999 (File No. 0-13886)).

4.3	First Amendment to Rights Agreement, dated as of November 1, 2002, between Oshkosh Truck Corporation, U.S. Bank National Association and Computershare Investor Services, LLC (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 1-31371)).

10.1	Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (File No. 0-13886)).*

10.2	Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-62687)).*

10.3	Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-62687)).*

10.4	Employment Agreement, dated as of October 15, 1998 between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*

10.5	Oshkosh Truck Corporation Executive Retirement Plan, Amended and Restated effective October 1, 2004 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, dated October 1, 2004 (File No. 1-31371)).*

10.6	Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and each of Robert G. Bohn, Bryan J. Blankfield, Joseph H. Kimmitt, Mark A. Meaders, John W. Randjelovic, W. John Stoddart, Charles L. Szews, Donald H. Verhoff, Michael J. Wuest and Matthew J. Zolnowski (each of the persons identified have signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-13886)).*

10.7	Employment Agreement, dated September 16, 1996, between Pierce Manufacturing Inc. and John W. Randjelovic (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-1386)).*

10.8	Amendment effective July 1, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-13886)).*

10.9	Second Amendment effective December 31, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 0-13886)).*

10.10	Oshkosh Truck Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.11	Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan (incorporated by reference to Attachment B to the Company’s definitive proxy statement filed on Schedule 14A on December 18, 2003 (File No. 1-31371)).*

10.12	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards prior to September 19, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-114939)).*

10.13	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards on and after September 19, 2005 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.14	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards prior to September 19, 2005 (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 (Reg. No. 333-114939)).*

10.15	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards on and after September 19, 2005 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.16	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 14, 2004 (File No. 1-31371)).*

10.17	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 1, 2005 (file No. 1-31371)).*

10.18	Summary of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.19	Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and Thomas D. Fenner.*

11.	Computation of per share earnings (contained in Note 15 of “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

21.	Subsidiaries of Registrant.

23.	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 16, 2006.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 16, 2006.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 16, 2006.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 16, 2006.

*Denotes a management contract or compensatory plan or arrangement.