Form 10-Q
period 2006-12-31
OSHKOSH TRUCK CORP
filed 2007-02-08
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of February 2, 2007, 73,928,601 shares of the Registrant’s Common Stock were outstanding.

OSHKOSH TRUCK CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED DECEMBER 31, 2006

		Page

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Consolidated Statements of Income for the
	Three Months Ended December 31, 2006 and 2005	3
	Condensed Consolidated Balance Sheets at
	December 31, 2006 and September 30, 2006	4
	Condensed Consolidated Statement of Shareholders' Equity for the
	Three Months Ended December 31, 2006	5
	Condensed Consolidated Statements of Cash Flows for the
	Three Months Ended December 31, 2006 and 2005	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	25
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37
ITEM 4.	CONTROLS AND PROCEDURES	38
PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	39
ITEM 1A.	RISK FACTORS	39
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41
ITEM 6.	EXHIBITS	41
SIGNATURES		42
EXHIBIT INDEX		43

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statements of Income
(In millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2006	2005
Net sales	$1,006.8	$790.3
Cost of sales	834.1	641.4

Gross income	172.7	148.9
Operating expenses:
Selling, general and administrative	82.0	60.0
Amortization of purchased intangibles	7.1	1.9

Total operating expenses	89.1	61.9

Operating income	83.6	87.0
Other income (expense):
Interest expense	(20.8)	(1.8)
Interest income	0.7	1.5
Miscellaneous, net	(0.4)	(0.2)

	(20.5)	(0.5)

Income before provision for income taxes,
equity in earnings of unconsolidated
affiliates and minority interest	63.1	86.5
Provision for income taxes	22.7	33.7

Income before equity in earnings
of unconsolidated affiliates
and minority interest	40.4	52.8
Equity in earnings of unconsolidated
affiliates, net of income taxes	1.0	0.6
Minority interest, net of income taxes	(0.2)	(0.3)

Net income	$41.2	$53.1

Earnings per share:
Basic	$0.56	$0.73
Diluted	$0.55	$0.72

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts; unaudited)

	December 31, 2006	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$39.3	$22.0
Receivables, net	627.2	317.9
Inventories, net	1,060.8	589.8
Deferred income taxes	83.2	53.2
Other current assets	76.2	20.5

Total current assets	1,886.7	1,003.4
Investment in unconsolidated affiliates	26.6	19.3
Property, plant and equipment, net	399.2	231.9
Goodwill, net	2,416.7	558.7
Purchased intangible assets, net	1,196.1	219.2
Other long-term assets	171.9	78.4

Total assets	$6,097.2	$2,110.9

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$301.1	$87.5
Accounts payable	390.9	236.5
Customer advances	292.8	266.7
Floor plan notes payable	48.8	48.4
Payroll-related obligations	82.6	59.4
Income taxes payable	2.6	12.8
Other current liabilities	276.4	170.7

Total current liabilities	1,395.2	882.0
Long-term debt, less current maturities	3,031.6	2.2
Deferred income taxes	437.2	100.0
Other long-term liabilities	120.7	61.0
Commitments and contingencies
Minority interest	4.1	3.8
Shareholders’ equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized;
none issued and outstanding)	--	--
Common Stock ($.01 par value; 300,000,000 shares authorized;
73,879,194 and 73,771,802 issued, respectively)	0.7	0.7
Additional paid-in capital	210.0	205.2
Retained earnings	831.6	797.8
Accumulated other comprehensive income	66.1	59.2
Common Stock in treasury, at cost (443 and 20,551 shares, respectively)	--	(1.0)

Total shareholders’ equity	1,108.4	1,061.9

Total liabilities and shareholders’ equity	$6,097.2	$2,110.9

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock in Treasury at Cost	Total
Balance at September 30, 2006	$0.7	$205.2	$797.8	$59.2	$(1.0)	$1,061.9
Net income	--	--	41.2	--	--	41.2
Change in fair value of derivative hedging
instruments, net of tax of $2.5	--	--	--	4.2	--	4.2
Currency translation adjustments	--	--	--	2.7	--	2.7
Cash dividends ($0.10 per share)	--	--	(7.4)	--	--	(7.4)
Exercise of stock options	--	0.5	--	--	1.0	1.5
Tax benefit related to stock options exercised	--	2.1	--	--	--	2.1
Stock-based compensation expense
related to employee stock-based awards	--	2.2	--	--	--	2.2

Balance at December 31, 2006	$0.7	$210.0	$831.6	$66.1	$--	$1,108.4

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statements of Cash Flows
(In millions; unaudited)

	Three Months Ended December 31,
	2006	2005
Operating activities:
Net income	$41.2	$53.1
Non-cash and other adjustments	17.6	8.6
Changes in operating assets and liabilities	(88.1)	(94.4)

Net cash used by operating activities	(29.3)	(32.7)
Investing activities:
Acquisition of businesses, net of cash acquired	(3,124.8)	--
Additions to property, plant and equipment	(8.2)	(12.9)
Additions to equipment held for rental	(3.5)	--
Proceeds from sale of property, plant and equipment	0.1	--
Proceeds from sale of equipment held for rental	0.1	--
Distribution of capital from unconsolidated affiliates	0.3	--
Decrease in other long-term assets	0.4	--

Net cash used by investing activities	(3,135.6)	(12.9)
Financing activities:
Issuance of long-term debt	3,100.0	--
Debt issuance costs	(33.5)	--
Repayment of long-term debt	(0.3)	(0.2)
Net borrowings (repayments) under revolving credit facility	119.7	(0.6)
Proceeds from exercise of stock options	1.5	2.5
Excess tax benefits from stock-based compensation	1.9	2.9
Dividends paid	(7.4)	(5.0)

Net cash provided (used) by financing activities	3,181.9	(0.4)
Effect of exchange rate changes on cash	0.3	(0.5)

Increase (decrease) in cash and cash equivalents	17.3	(46.5)
Cash and cash equivalents at beginning of period	22.0	127.5

Cash and cash equivalents at end of period	$39.3	$81.0

Supplementary disclosures:
Depreciation and amortization	$18.7	$8.6
Cash paid for interest	3.3	1.2
Cash paid for income taxes	8.5	6.8

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts; unaudited)

1. Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Oshkosh Truck Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2006. The interim results are not necessarily indicative of results for the full year.

        New Accounting Standards –Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Under the previous guidance, most voluntary changes in accounting principles were required to be recognized as the cumulative effect of a change in accounting principle within the net income of the period in which the change was made. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. Adoption of SFAS No. 154 did not have an impact on the Company’s financial condition, results of operations or cash flows.

        In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company will be required to adopt FIN 48 as of October 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 on the Company’s financial condition, results of operations and cash flows.

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

        In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The Company will be required to adopt SFAS No. 158 as of September 30, 2007. The Company is currently evaluating the impact of SFAS No. 158 on the Company’s financial condition. The adoption of SFAS No. 158 is not expected to have any impact on the Company’s results of operations and cash flows.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts; unaudited)

2. Acquisitions

Fiscal 2007 Acquisitions

        On December 6, 2006, the Company acquired for cash all of the outstanding shares of JLG Industries, Inc. (“JLG”), a leading manufacturer of aerial work platforms and telehandlers. The total purchase price of JLG was $3,134.6, net of cash acquired of $176.4 and included transaction costs of $26.7 and retirement of debt of $224.4. The Company financed the acquisition and the retirement of $79.6 of debt outstanding under an existing credit facility with proceeds from a new $3,650.0 senior secured credit facility (see Note 9 of the Notes to Condensed Consolidated Financial Statements). JLG results of operations have been included in the consolidated financial statements since the date of acquisition. JLG forms the Company’s new access equipment segment.

        The Company’s acquisition of JLG enabled the Company to diversify its product offerings and customer segments to complement its defense business and balance the economic and geopolitical cycles faced by the Company, expand the Company’s global reach to better compete in its markets and increase scale in procurement and other functions.

        The following table summarizes the preliminary fair values of the JLG assets acquired and liabilities assumed at the date of acquisition.

Assets Acquired:
Current assets, excluding cash of $176.4	$866.6
Property, plant and equipment	165.3
Goodwill	1,852.9
Purchased intangible assets	982.9
Other long-term assets	67.8

Total assets acquired	3,935.5
Liabilities Assumed:
Current liabilities	395.8
Long-term liabilities	405.1

Total liabilities assumed	800.9

Net assets acquired	$3,134.6

        In conjunction with the JLG acquisition, the Company recorded goodwill of approximately $1,852.9, the majority of which is not tax deductible, within the access equipment segment. The Company recorded approximately $608.0 of intangible assets that are subject to amortization with useful lives of between one and 13 years, of which approximately $502.1 was assigned to customer relationships with an average useful life of 12 years. The Company recorded approximately $374.9 of trademarks that are not subject to amortization. The purchase price allocations are tentative at December 31, 2006 and may be subsequently adjusted to reflect final appraisals and other valuation studies.

        In connection with the acquisition of JLG, the Company recorded severance payments of $12.7 associated with payments made to certain employees of the acquired business. The estimated costs of these restructuring activities were recorded as costs of the acquisition and were provided for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Fiscal 2006 Acquisitions

        On July 31, 2006, the Company completed the acquisition of 100% of the outstanding stock and member interests of AK Specialty Vehicles (subsequently named Oshkosh Specialty Vehicles (“OSV”)) for cash. OSV is a leader in mobile medical, homeland security command and communications, and broadcast vehicles. The purchase price for the OSV acquisition was $142.0 in cash, including acquisition costs and net of cash acquired. All the goodwill was assigned to the Company’s fire and emergency segment. The amount of goodwill which is tax deductible is dependent upon the final purchase price allocation.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts; unaudited)

        On August 14, 2006, the Company completed the acquisition of 100% of the outstanding stock of Iowa Mold Tooling Co., Inc. (“IMT”) for cash. IMT is a North American manufacturer of field service vehicles and articulating cranes for niche markets. The purchase price for the IMT acquisition was $133.0, including acquisition costs and net of cash acquired. All the goodwill was assigned to the Company’s commercial segment and is not deductible for income tax purposes.

        The following table summarizes the preliminary fair values of the OSV and IMT assets acquired and liabilities assumed at the dates of acquisition.

Assets Acquired:
Current assets, excluding cash of $5.5	$78.7
Property, plant and equipment	11.5
Goodwill	153.3
Purchased intangible assets	101.3
Other long-term assets	0.1

Total assets acquired	344.9
Liabilities Assumed:
Current liabilities	41.2
Other long-term liabilities	28.7

Total liabilities assumed	69.9

Net assets acquired	$275.0

        Approximately $82.3 of intangible assets recorded are subject to amortization with useful lives of between six and 16 years. Approximately $19.0 of trademarks recorded are not subject to amortization. The purchase price allocation may be subsequently adjusted to reflect final appraisals and other valuation studies.

        Operating results of these acquisitions have been included in the Company’s consolidated financial statements from the dates of acquisition.

Pro forma Information

        If the JLG, OSV and IMT acquisitions had been completed on October 1, 2005, the Company’s unaudited pro forma financial information would have been as follows:

	Three Months Ended December 31,
	2006	2005
Net sales	$1,402.5	$1,311.9
Net income	34.7	30.3
Earnings per share:
Basic	$0.47	$0.42
Diluted	$0.47	$0.41

        The pro forma information for the three month period ended December 31, 2005 included expenses of approximately $11.4 for the amortization of the inventory revaluation recorded as of the acquisition date. The pro forma information for the three month period ended December 31, 2006 included the reversal of approximately $5.0 of expense related to the amortization of the inventory revaluation for the month of December that was included in the Company’s actual consolidated operating results. The pro forma information does not purport to be indicative of results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts; unaudited)

3. Receivables

        The current portion of receivables consist of the following:

	December 31, 2006	September 30, 2006
U.S. government:
Amounts billed	$48.3	$55.2
Cost and profits not billed	2.0	1.6

	50.3	56.8
Other trade receivables	545.6	256.5
Finance receivables	20.8	--
Pledged finance receivables	11.9	--
Other receivables	19.7	11.6

	648.3	324.9
Less allowance for doubtful accounts	(21.1)	(7.0)

	$627.2	$317.9

        Costs and profits not billed generally will become billable upon the Company achieving certain contract milestones.

        Finance receivables represent sales-type leases resulting from the sale of the Company’s access equipment products. Finance receivables generally include a residual value component. Residual values are determined based on the expectation that the underlying equipment will have a minimum fair market value at the end of the lease term. This residual value accrues to the Company at the end of the lease. The Company uses its experience and knowledge as an original equipment manufacturer and participant in end markets for the related products along with third-party studies to estimate residual values. The Company monitors these values for impairment on a periodic basis and reflects any resulting reductions in value in current earnings.

        Finance and pledged finance receivables consist of the following as of December 31, 2006:

Finance receivables	$50.4
Pledged finance receivables	15.7
Estimated residual value	8.7

74.8
Less unearned income	(7.1)

Net finance and pledged finance receivables	67.7
Less allowance for doubtful accounts	(2.0)

$65.7

        Pledged finance receivables result from the transfer of finance receivables to third parties in exchange for cash. In compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” these transfers are accounted for as debt on the Company’s consolidated balance sheets. As of December 31, 2006, the Company’s maximum loss exposure associated with these transactions was $5.9. At December 31, 2006, the Company’s allowance for doubtful accounts includes $0.3 related to pledged finance receivables.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts; unaudited)

        The following table presents details of the contractual maturities of the Company’s finance and pledged finance receivables. Historically, finance and pledged receivables have been paid off prior to their contractual due dates and as a result, the following amounts are not to be regarded as a forecast of future cash flows.

Fiscal Year Ending September 30,
2007 (remaining nine months)	$21.2
2008	18.3
2009	11.1
2010	4.9
2011	7.5
2012	1.6
Thereafter	1.5
Residual value in equipment at lease end	8.7
Less unearned finance income	(7.1)

Net investment in leases	$67.7

        Provisions for losses on finance and pledged finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio.

4. Inventories

        Inventories consist of the following:

	December 31, 2006	September 30, 2006
Raw materials	$377.4	$255.1
Partially finished products	323.8	274.6
Finished products	472.6	173.6

Inventories at FIFO cost	1,173.8	703.3
Less: Progress/performance-based payments on
U.S. government contracts	(75.6)	(77.7)
Excess of FIFO cost over LIFO cost	(37.4)	(35.8)

	$1,060.8	$589.8

        Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

5. Investments in Unconsolidated Affiliates

        The Company’s investment in unconsolidated affiliates consists primarily of an interest in Oshkosh/McNelius Financial Services Partnership (“OMFSP”). The Company and an unaffiliated third party are general partners in OMFSP. OMFSP was formed in 1998 when each partner contributed existing lease assets (and in the case of the Company, related notes payable to third party lenders that were secured by such leases) to capitalize the partnership. OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing, primarily to customers of the Company. OMFSP purchases trucks, truck bodies and concrete batch plants from the Company, the Company’s affiliates and, occasionally, unrelated third parties for lease to user-lessees. Company sales to OMFSP were $16.9 and $9.5 for the three months ended December 31, 2006 and 2005, respectively. Banks and other third party financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is recourse to, OMFSP. All such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of FIN 46(R), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts; unaudited)

        Included in investments in unconsolidated affiliates in the Company’s Condensed Consolidated Balance Sheet at December 31, 2006 is the Company’s investment in OMFSP of $17.3, which represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in OMFSP. This exposure is a non-cash exposure.

        Summarized financial information of OMFSP is as follows:

	December 31, 2006	September 30, 2006
Cash and cash equivalents	$6.3	$3.5
Lease assets, net	199.4	198.9
Other assets	0.4	0.6

	$206.1	$203.0

Notes payable	$163.8	$165.3
Other liabilities	8.4	4.7
Partners’ equity	33.9	33.0

	$206.1	$203.0

	Three Months Ended December 31,
	2006	2005
Interest income	$3.2	$2.8
Net interest income	0.7	0.8
Excess of revenues over expenses	1.0	1.0

        The Company also holds, along with an unaffiliated third party, a 50% interest in a joint venture in The Netherlands, RiRent Europe, B.V. (“RiRent”). RiRent was developed in 1999 to service rental companies throughout Europe with the exception of England, Scotland, Wales and Belgium. The primary mission of RiRent is to maintain a fleet of JLG aerial equipment that can be accessed by rental companies. The re-rental fleet provides rental companies with equipment to support requirements on short notice. The joint venture does not provide services directly to end users.

        Included in investments in unconsolidated affiliates in the Company’s Condensed Consolidated Balance Sheet at December 31, 2006 is the Company’s investment in RiRent of $6.4, which represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in RiRent. This exposure is a non-cash exposure. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts; unaudited)

6. Property, Plant and Equipment

        The following table presents details of the Company’s property, plant and equipment:

	December 31, 2006	September 30, 2006
Land and land improvements	$36.5	$26.2
Equipment on operating lease to others	33.2	1.0
Buildings	209.1	143.5
Machinery and equipment	313.1	241.4
Construction in progress	3.0	4.7

	594.9	416.8
Less accumulated depreciation	(195.7)	(184.9)

	$399.2	$231.9

7. Goodwill and Purchased Intangible Assets

        The following table presents the changes in goodwill during the three months ended December 31, 2006:

Segment	September 30, 2006	Acquisitions	Translation and Other	December 31, 2006
Access equipment	$--	$1,852.9	$(3.3)	$1,849.6
Fire and emergency	226.7	--	0.9	227.6
Commercial	332.0	--	7.5	339.5

Total	$558.7	$1,852.9	$5.1	$2,416.7

        The adjustments included an increase of $3.5 resulting from currency translation adjustments and $1.6 related to adjustments of intangible assets for the acquisitions of OSV and IMT.

        The following tables present details of the Company’s purchased intangible assets:

	December 31, 2006
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(13.9)	$41.5
Non-compete	11.3	53.9	(25.9)	28.0
Technology-related	11.8	125.9	(11.6)	114.3
Customer relationships	12.5	577.5	(7.4)	570.1
Other	12.0	16.7	(6.3)	10.4

	14.1	829.4	(65.1)	764.3
Non-amortizable tradenames		431.8	--	431.8

Total		$1,261.2	$(65.1)	$1,196.1

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts; unaudited)

	September 30, 2006
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(13.6)	$41.8
Non-compete	14.0	42.0	(24.6)	17.4
Technology-related	14.5	33.2	(10.4)	22.8
Customer relationships	14.6	71.0	(0.9)	70.1
Other	12.0	16.7	(5.9)	10.8

	20.5	218.3	(55.4)	162.9
Non-amortizable tradenames		56.3	--	56.3

Total		$274.6	$(55.4)	$219.2

        Excluding the impact of any future acquisitions, the Company anticipates amortization of purchased intangible assets for the next five years as follows:

Fiscal Year Ending September 30,
2007 (remaining nine months)	$55.0
2008	68.1
2009	64.5
2010	63.4
2011	63.4
2012	63.3

8. Other Long-Term Assets

        Other long-term assets consisted of the following:

	December 31, 2006	September 30, 2006
Prepaid pension	$61.6	$63.3
Deferred finance charges	33.1	0.8
Customer notes receivable and other investments	27.6	--
Long-term finance receivables, less current portion	35.0	9.5
JLG supplemental employee retirement trust	10.4	--
Other	7.4	4.8

	175.1	78.4
Less allowance for notes receivable	(3.2)	--

	$171.9	$78.4

        Notes receivable and other investments are with the Company’s customers or customer affiliates and include refinancing of accounts and finance receivables as well as assisting the access equipment segment customers in their financing requirements. As of December 31, 2006, approximately 96% of the current and long-term notes receivable and other investments were due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves if required under the circumstances. Certain notes receivables are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded reserves if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts; unaudited)

        Deferred finance charges relate to indebtedness under the Company’s bank credit facilities. Debt issuance costs are amortized based upon the lives of the respective debt obligations, using the effective interest method, or written off at the time of any note redemption or credit facility early termination. Amortization of deferred finance charges is included in interest expense and was $0.5 and $0.1 for the three months ended December 31, 2006 and 2005, respectively. In December 2006, the Company expensed $0.8 of deferred finance charges related to credit facilities that it retired early.

9. Credit Agreements

        The Company was obligated under the following debt instruments:

	December 31, 2006	September 30, 2006
Senior Secured Facility:
Revolving line of credit	$203.0	$--
Term loan A	500.0	--
Term loan B	2,600.0	--
Unsecured revolving line of credit	--	71.4
Limited recourse debt from finance receivables monetizations	15.7	--
Other long-term facilities	5.4	2.9

	3,324.1	74.3
Less current portion	(292.5)	(72.1)

	$3,031.6	$2.2

Current portion of long-term debt	$292.5	$72.1
Other short-term facilities	8.6	15.4

	$301.1	$87.5

        On December 6, 2006, to finance the acquisition of JLG and to refinance a previous credit facility, the Company entered into a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions. The Credit Agreement consists of a five-year $550.0 revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). Term Loan A was in the amount of $500.0 and requires 19 quarterly principal payments of $12.5, plus interest, due quarterly beginning March 2007 through September 2011, with a final principal payment of $262.5 due December 6, 2011. Term Loan B was in the amount of $2,600.0 and requires 27 quarterly principal payments of $6.5, plus interest, due quarterly beginning March 2007 through September 2013, with a final principal payment of $2,424.5 due December 6, 2013. At December 31, 2006, borrowings of $203.0 and outstanding letters of credit of $27.8 impacting debt which reduced available capacity under the Revolving Credit Facility to $319.2.

        The Company’s obligations under the Credit Agreement are guaranteed by certain of its domestic subsidiaries, and the Company guarantees the obligations of certain of its subsidiaries under the Credit Agreement to the extent such subsidiaries borrow directly under the Credit Agreement. The Credit Agreement is also secured by a first-priority perfected lien and security interests in all of the equity interests of the Company’s material domestic subsidiaries and certain of the Company’s other subsidiaries and 65% of the equity interests of each material foreign subsidiary of the Company’s and certain other subsidiaries of the Company; and, subject to certain customary, permitted lien exceptions, substantially all other personal property of the Company and certain subsidiaries; and all proceeds thereof.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts; unaudited)

        The Credit Agreement contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement also requires maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined) of 5.50x for fiscal quarters ending on or before June 30, 2007, reducing to 5.25x for the fiscal quarter ending on September 30, 2007, 4.75x for the fiscal quarters ending on December 31, 2007 through September 30, 2008, 4.25x for the fiscal quarters ending December 31, 2008 through September 30, 2009 and 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance in all material respects with these covenants at December 31, 2006.

        The Credit Agreement limits the amount of dividends and other types of distributions that the Company may pay to $40.0 during any fiscal year plus the positive result of (x) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after the effective date of the new credit agreement, minus (y) the cumulative amount of all dividends and other types of distributions made in any fiscal year ending after such effective date that exceeded $40.0.

        Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5% or a bank’s “Prime Rate”) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rate on borrowings outstanding at December 31, 2006 were 7.29% on the Revolving Credit Facility and 7.10% and 7.35% for Term Loans A and B, respectively. In January 2007, to manage interest rate risk, the Company entered into an interest rate swap to fix the interest payments of a portion of the variable interest-rate debt (see Note 18 of the Notes to Condensed Consolidated Financial Statements).

        The Company is charged a 0.15% to 0.35% annual commitment fee with respect to any unused balance under its Revolving Credit Facility, and a 1.00% to 2.00% annual fee with respect to commercial letters of credit issued under the Revolving Credit Facility, based on the Company’s leverage ratio (as defined).

        As a result of the sale of finance receivables through limited recourse monetization transactions, the Company has $15.7 of limited recourse debt outstanding as of December 31, 2006. The aggregate amount of limited recourse debt outstanding at December 31, 2006 becomes due in fiscal 2007 through 2009 as follows: $10.5, $5.1, and $0.1, respectively.

        The Company’s subsidiaries have various other long-term financing arrangements totaling $5.4 at December 31, 2006.

10. Other Current Liabilities

        Other current liabilities consists of the following:

	December 31, 2006	September 30, 2006
Accrued warranty	$78.0	$56.9
Deferred revenue	17.7	35.4
Accrued product liability	23.7	14.2
Other taxes payable	28.2	17.3
JLG supplemental retirement payable	21.8	--
Accrued customer incentive programs	17.4	--
Accrued interest	18.9	--
Other current liabilities	70.7	46.9

	$276.4	$170.7

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts; unaudited)

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

        Changes in the Company’s warranty liability were as follows:

	Three Months Ended December 31,
	2006	2005
Balance at beginning of period	$56.9	$39.5
Acquisitions	21.2	--
Warranty provisions for the period	9.6	6.7
Settlements made during the period	(8.6)	(6.2)
Changes in liability for pre-existing warranties
during the period, including expirations	(1.3)	2.6
Foreign currency translation adjustment	0.2	(0.1)

Balance at end of period	$78.0	$42.5

11. Derivative Financial Instruments

        Historically, the Company has used forward foreign exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. Historically, the Company has designated these hedges as either cash flow hedges or fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

        At December 31, 2006, the U.S. dollar equivalent of outstanding foreign exchange forward contracts designated as hedges in accordance with SFAS No. 133 totaled $4.7 in notional amounts, including $1.4 in contracts to sell British Sterling and $3.3 in contracts to purchase Euro. Net unrealized losses (net of related tax effect of $0.9) on outstanding foreign exchange forward contracts at December 31, 2006 totaled $1.5 and have been included in accumulated other comprehensive income. All balances are expected to be reclassified from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales and sales of products whose underlying costs contain purchases denominated in foreign currencies.

        The Company’s access equipment segment European subsidiaries have entered into forward foreign exchange currency contracts to create an economic hedge to manage some of their foreign currency exchange risk exposure associated with material purchases in conjunction with the manufacture and sale of products. The Company has not designated these derivative contracts as hedge transactions under SFAS No. 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives are included in the Condensed Consolidated Balance Sheet in other current assets and other current liabilities. At December 31, 2006, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $294.7 in notional amounts, including $201.9 in contracts to sell Euro, $2.9 in contracts to sell British Sterling, $59.9 in contracts to sell Australian Dollars and $30.0 in contracts to sell Euro and purchase British Sterling. The mark-to-market impact related to the above forwards for the three months ended December 31, 2006 was a gain of approximately $1.8 and is included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts; unaudited)

12. Stock-Based Compensation

        Under the Company’s 2004 Incentive Stock and Awards Plan (“the 2004 Plan”), which replaced the 1990 Incentive Stock Plan, as amended (collectively, “equity-based compensation plans”), officers, other key employees and directors may be granted options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Participants may also be awarded grants of restricted stock under the 2004 Plan. Options and restricted stock awards generally become exercisable ratably on the first, second and third anniversary of the date of grant. There are no vesting provisions tied to performance conditions for any outstanding options and restricted stock awards. Vesting for all outstanding options or restricted stock awards is based solely on continued service as an employee of the Company and generally vest upon retirement. Options to purchase shares expire not later than ten years and one month after the grant of the option. For the year ended September 30, 2006, 329,700 shares of Common Stock were issued upon exercise of stock options.

        The Company recognizes compensation expense for stock option and restricted stock awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three months ended December 31, 2006 and 2005 was $2.2 ($1.6 net of tax) and $2.1 ($1.5 net of tax), respectively.

        Stock Options –For the three months ended December 31, 2006 and 2005, the Company recorded $1.4 and $1.2, respectively, of stock-based compensation expense in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income associated with outstanding unvested stock options. As of December 31, 2006, the Company had $6.0 of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 2.4 years.

        A summary of option activity as of December 31, 2006, and changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at October 1, 2006	2,937,594	$25.30
Granted	--	--
Exercised	(127,500)	11.51

Outstanding at December 31, 2006	2,810,094	$25.92	6.9	$63.9

Exercisable at December 31, 2006	2,001,948	$18.88	6.0	$59.1

        The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of the three month period ended December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 was $4.9 and $7.5, respectively.

        Restricted Stock Awards – For the three months ended December 31, 2006 and 2005, approximately $0.8 and $0.9, respectively, of stock-based compensation associated with restricted stock awards was recorded in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income. As of December 31, 2006, there was $4.1 of unrecognized compensation expense related to restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.1 years.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts; unaudited)

        A summary of the status of the Company’s restricted stock activity as of December 31, 2006 and changes during the three month period then ended is presented below:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at October 1, 2006	438,796	$24.43
Granted	--	--
Vested	(1,146)	38.82

Nonvested at December 31, 2006	437,650	24.39

13. Comprehensive Income

        Total comprehensive income is as follows:

	Three Months Ended December 31,
	2006	2005
Net income	$41.2	$53.1
Currency translation adjustments	2.7	(3.5)
Derivative instruments, net of
income taxes	4.2	4.0

Other comprehensive income	6.9	0.5

Comprehensive income	$48.1	$53.6

        Prior to December 6, 2006, the Company funded a portion of the BAI purchase price utilizing proceeds of a Euro-denominated debt obligation. This debt obligation was designated as a hedge of the Company’s net investment in BAI. To the extent that this debt obligation was an effective hedge, changes in value of the debt obligation due to changes in foreign currency were recorded within currency translation adjustments in other comprehensive income. Net gains (losses) of $(1.0) and $0.3 have been recorded as part of the cumulative translation adjustment for the three months ended December 31, 2006 and 2005, respectively.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts; unaudited)

14. Earnings Per Share

        The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Three Months Ended December 31,
	2006	2005
Basic weighted average shares outstanding	73,355,026	73,049,072
Effect of dilutive securities:
Stock options and incentive compensation awards	1,192,885	1,087,716

Diluted weighted average shares outstanding	74,547,911	74,136,788

        Options to purchase 396,500 shares of Common Stock were outstanding during the three month period ended December 31, 2006, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Common Stock, and therefore, the effect would be anti-dilutive.

15. Employee Benefit Plans

        Components of net periodic pension benefit cost were as follows:

	Three Months Ended December 31,
	2006	2005
Service cost	$2.2	$2.0
Interest cost	2.2	1.9
Expected return on plan assets	(3.0)	(2.4)
Amortization of prior service cost	0.3	0.1
Amortization of net loss	0.6	0.8

Net periodic benefit cost	$2.3	$2.4

        The Company expects to contribute approximately $5.0 — $10.0 to its pension plans in fiscal 2007 compared to $24.1 in fiscal 2006. The Company expects to make lower contributions in fiscal 2007 following several years of higher contributions until the Company’s pension plans reached an overfunded position.

        Components of net periodic other post-employment benefit costs were as follows:

	Three Months Ended December 31,
	2006	2005
Service cost	$0.4	$0.4
Interest cost	0.4	0.4
Amortization of net losses	0.1	0.1

	$0.9	$0.9

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts; unaudited)

        The Company made contributions to fund benefit payments of $0.1 and $0.1 for the three month periods ended December 31, 2006 and 2005, respectively, under its other post-employment benefit plans. The Company estimates additional contributions of approximately $1.0 will be made under these other post-employment plans prior to the end of fiscal 2007.

16. Contingencies, Significant Estimates and Concentrations

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

        At December 31, 2006 and September 30, 2006, the Company had reserves of $5.3 and $5.2, respectively, for losses related to environmental matters that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

        The Company is contingently liable under bid, performance and specialty bonds totaling approximately $255.9 and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $30.6 at December 31, 2006.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts; unaudited)

        In the fire and emergency segment, the Company provides guarantees of certain customers’ obligations under deferred payment contracts and lease payment agreements to third-parties. The guarantees are limited to $1.0 per year in total and are supported by the residual value of the underlying equipment. The Company’s actual losses under these guarantees over the last ten years have been negligible. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” no liabilities for pre-January 1, 2003 guarantees have been recorded. For all such guarantees issued after January 1, 2003, the Company has recorded the fair value of the guarantee as a liability and a reduction of the initial revenue recognized on the sale of equipment. Liabilities accrued since January 1, 2003 for such guarantees were not significant.

        In the access equipment segment, the Company is party to multiple agreements whereby it guarantees $118.4 in indebtedness of others, including $49.3 maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party debt. As of December 31, 2006, 76% of the Company’s third party debt guarantee obligations related to three customers. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability, among other things, to take possession of the underlying collateral. At December 31, 2006, the Company had recorded $4.8 of liabilities related to these agreements. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional accruals may be required. While the Company believes it is unlikely that it would experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations, and in the event that occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of those reserved. In certain situations, the Company estimates its maximum liability for customer’s financial obligation under guarantees is approximately $166.8. Its losses under these guarantees would generally be mitigated by the value of any underlying collateral including financed equipment, the finance company’s inability to provide to the Company clear title to foreclosed equipment and other conditions.

        Product and general liability claims arise against the Company from time to time in the ordinary course of business. With the exception of the access equipment segment, the Company is generally self-insured for future claims up to $1.0 per claim. In the access equipment segment, the Company has a self-insured retention of $3.0 per claim for domestic claims, insurance coverage of $2.0 for international claims and catastrophic coverage for domestic and international claims. A reserve is maintained for the estimated costs of such claims.

        At December 31, 2006 and September 30, 2006, the reserve for product and general liability claims was $54.2 (including $39.6 related to the newly acquired access equipment segment) and $14.2, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

        Prior to its acquisition by the Company, JLG had received notices of audit adjustments totaling $7.1 from the Pennsylvania Department of Revenue (“PA”) in connection with audits of income tax returns filed by JLG for fiscal years 1999 through 2003. The adjustments proposed by PA consist primarily of the disallowance of a royalty deduction taken on JLG’s income tax returns. The Company believes that PA has acted contrary to applicable law and is disputing PA’s position. While the Company is continuing the appeal process, PA has denied any relief on appeals to date.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts; unaudited)

17. Business Segment Information

	Three Months Ended December 31,
	2006	2005
Net sales
Access equipment	$117.7	$--
Defense	311.7	363.1
Fire and emergency	266.0	216.4
Commercial	319.0	221.2
Intersegment eliminations	(7.6)	(10.4)

Consolidated	$1,006.8	$790.3

Operating income (loss):
Access equipment	$2.4	$--
Defense	54.6	72.6
Fire and emergency	24.5	20.9
Commercial	20.8	8.3
Corporate and other	(18.7)	(14.8)

Consolidated operating income	83.6	87.0
Interest expense, net of interest income	(20.1)	(0.3)
Miscellaneous other income (expense)	(0.4)	(0.2)

Income before provision for income taxes, equity in earnings
of unconsolidated affiliates and minority interest	$63.1	$86.5

        Net sales by geographic region based on product shipment destination were as follows:

	Three Months Ended December 31,
	2006	2005
United States	$806.6	$630.5
Other North America	21.2	10.1
Europe, Africa and Middle East	150.5	107.5
Rest of world	28.5	42.2

Consolidated	$1,006.8	$790.3

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts; unaudited)

	December 31, 2006	September 30, 2006
Identifiable assets:
Access equipment:
North America	$3,558.6	$--
Europe, Africa and the Middle East(a)	344.3	--
Rest of world	31.0	--

Total access equipment	3,933.9	--
Defense - U.S.	194.6	244.1
Fire and emergency:
U.S	741.7	732.1
Europe	119.9	120.1

Total fire and emergency	861.6	852.2
Commercial:
U.S.(a)	770.9	731.4
Other North America	24.4	25.3
Netherlands	178.8	162.9
Other European	96.2	94.8

Total commercial	1,070.3	1,014.4
Corporate and other - U.S.	36.8	0.2

Consolidated	$6,097.2	$2,110.9

(a) Includes investment in unconsolidated affiliates.

18. Subsequent Event

        To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, fixes the variable portion of the interest rate on debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The initial notional amount of the swap is $2,500 and is reduced in varying amounts annually each December until the termination date. The swap has been designed as a cash flow hedge of 3-month LIBOR-based interest payments. In accordance with SFAS No. 133, the effective portion of the change in fair value of the derivative will be recorded in “Accumulated Other Comprehensive Income,” while any ineffective portion is recorded as an adjustment to interest expense. The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense.

        Under this swap agreement, the Company will pay the counterparty interest at a fixed rate of 5.105% and the counterparty will pay the Company interest at a variable rate equal to 3-month LIBOR. The 3-month LIBOR rate applicable to this agreement was 5.36% at December 31, 2006. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 3-month LIBOR fluctuates.

        Neither the Company nor the counterparty which is a prominent bank institution, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

        This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Truck Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions, “Executive Overview” and “Fiscal 2007 Outlook” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the consequences of financial leverage associated with the JLG Industries, Inc. (“JLG”) acquisition; the challenges of integrating acquired businesses including JLG, Oshkosh Specialty Vehicles and Iowa Mold Tooling, Co., Inc. (“IMT”); the Company’s ability to turn around its Geesink Norba Group and Medtec businesses; the cyclical nature of the Company’s access equipment, commercial and fire and emergency markets; risks related to reductions in government expenditures and the uncertainty of government contracts; the availability of defense truck carcasses for remanufacturing; the success of the Revolution® composite concrete mixer drum; risks associated with international operations and sales, including foreign currency fluctuations; and risks related to the collectibility of access equipment receivables. In addition, the Company’s expectations for fiscal 2007 are based in part on certain assumptions made by the Company, which are set forth under the caption “Certain Assumptions.” Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (the “SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2007.

        All forward-looking statements, including those under the captions “Executive Overview” and “Fiscal 2007 Outlook” speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. The Company has adopted a policy that if the Company makes a determination that it expects the Company’s earnings per share for future periods for which projections are contained in this Quarterly Report on Form 10-Q to be lower than those projections, then the Company will publicly disseminate that fact. The Company’s policy also provides that if the Company makes a determination that it expects the Company’s earnings per share for future periods to be at or above the projections contained in this Quarterly Report on Form 10-Q, then the Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

        All references herein to earnings per share refer to earnings per share assuming dilution.

General

        Major products manufactured and marketed by each of the Company’s business segments are as follows:

        Access equipment – aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at heights. Access equipment customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and the U.S. military.

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

Executive Overview

        While the Company faces a number of short-term challenges, it expects to report substantially higher operating results in fiscal 2007 than in fiscal 2006.

        The short-term challenges include a shift in defense sales from the first to the second half of fiscal 2007; the Company’s integration of a material acquisition, JLG, which substantially increased the financial leverage of the Company; new diesel engine emissions standards changes effective January 1, 2007 which will substantially reduce the near-term demand for vehicles and vehicle bodies in certain of its businesses; and the recent underperformance of the Company’s Geesink Norba Group and Medtec businesses. These challenges caused the Company to report lower earnings in its first quarter of fiscal 2007 and we believe are likely to cause the Company to report lower earnings in its second quarter of fiscal 2007.

        Conversely, the 2007 U.S. federal budget and supplemental bill passed by Congress in October 2006 included the largest funding appropriation in history for the Company, following several strong funding years for the Company as the Company supports its largest customer, the U.S. Department of Defense (the “DoD”) in its mission to fulfill Operation Iraqi Freedom. Various news publications have reported that an anticipated large federal supplemental bill in the spring of 2007 could include further significant funding for the Company’s DoD contracts. Consequently, the Company is hiring additional employees and planning to gradually increase its daily defense truck production commencing in the third quarter of fiscal 2007 to a level approximately 35% higher than current daily production levels. The Company believes that these actions will lead to substantially higher defense sales and earnings in the second half of fiscal 2007 and higher defense sales and operating income for the full fiscal year 2007.

        Likewise, the Company expects its new access equipment business, JLG, to report higher sales and earnings in the second half of fiscal 2007 due to expected strong non-residential end markets in North America and Europe and seasonal factors that tend to drive sales up during warmer months. The Company also expects JLG’s earnings to improve in the second half of fiscal 2007 as all purchase accounting-related inventory revaluation charges are expected to be incurred in the first half of fiscal 2007 and as further operating expense and procurement synergies are expected to be realized in the second half of fiscal 2007. The Company expects that these factors should allow the JLG acquisition to become accretive to earnings in the second half and for the full year of fiscal 2007.

        The Company expects that its fire and emergency segment will report strong earnings in fiscal 2007 primarily due to the strength of its backlog at December 31, 2006 and relatively strong municipal and federal markets served by the segment. The Company believes that new management at its Medtec ambulance business will lead to improved earnings in that business over time.

        The commercial segment has reported strong results in its first fiscal quarter and the Company expects results in the segment to remain strong in its second fiscal quarter. Beginning in its third fiscal quarter, however, the Company expects this segment’s results to decline as the Company anticipates that the strong demand experienced prior to the diesel engine emissions standards changes in the U.S. effective January 1, 2007 will fall off sharply. This segment has also been adversely affected by operating losses at the Geesink Norba Group, the Company’s European refuse business. The Company expects to realize significant cost savings synergies in this business as it leverages available capacity, including Eastern European manufacturing facilities, to support European growth in the Company’s new access equipment business. Because the commercial segment is the Company’s smallest segment in terms of operating income, the Company expects the strength in its other segments, as described above, to permit the Company to be able to report higher consolidated earnings in the second half of fiscal 2007 and full year fiscal 2007 in spite of the slowdown and challenges in the commercial segment in the second half of fiscal 2007.

        Summarized first quarter of fiscal 2007 results and projected results for fiscal 2007 reflecting these business conditions follow. Further commentary on first quarter and projected fiscal 2007 results follows the table.

	Percentage Increase vs. Prior Period
	Actual First Quarter Fiscal 2007	Second Quarter Fiscal 2007 Estimates	Full Year Fiscal 2007 Estimates
Sales	27.4%	85.0% - 95.0%	76.5% - 79.4%
Operating income	(3.9)%	60.0% - 70.0%	78.6% - 82.2%
Net income	(22.4)%	(24.8)% - (14.9)%	15.3% - 19.0%
Earnings per share	(23.6)%	(25.4)% - (14.9)%	14.1% - 17.8%

        The Company’s adverse results in the first quarter of fiscal 2007 were driven by an anticipated truck mix shift and decrease in parts and service sales in the Company’s defense segment and earnings dilution related to the acquisition of JLG. These results were partially offset by better fire and emergency segment results and substantially better commercial segment results in the first quarter of fiscal 2007.

        Since 1996, the Company has selectively pursued strategic acquisitions to enhance its product offerings and diversify its business. The Company has focused its acquisition strategy on providing a full range of products to customers in specialty vehicle and body markets that are growing and where it can develop strong market positions and achieve acquisition synergies. On December 6, 2006, the Company completed its fifteenth acquisition since 1996 with the purchase of JLG for $3.1 billion, including transaction costs and the assumption of debt. The results of JLG’s operations are included in the consolidated results of the Company from the date of acquisition, but are disclosed separately as a new segment for the purposes of management’s discussion and analysis of financial condition and results of operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” For the three week period ended December 31, 2006, JLG contributed sales of $117.7 million and operating income of $2.4 million to consolidated results. The Company estimates that the acquisition of JLG will add sales of $2.3 — $2.4 billion, with operating income margins of approximately 9.5%, to results in fiscal 2007 and that, after considering the borrowing costs for the acquisition, JLG will be approximately $0.10 accretive to earnings per share in fiscal 2007.

        Since the onset of Operation Iraqi Freedom in 2003, the Company’s defense segment has benefited substantially from increased DoD requirements for new trucks, parts, service, armoring and remanufacturing of the Company’s defense vehicles operated in Iraq. In the first quarter of fiscal 2007, the Company experienced an unfavorable mix shift in truck production and it concluded a large armor contract. During the fourth quarter of fiscal 2006 and continuing in the first quarter of fiscal 2007, the Company experienced a softening in the parts and service business in the defense segment due to a curtailment in purchases by the DoD toward the end of the government’s fiscal year. While the funds are once again available, the time required before the funds are assigned to contracts and awarded has resulted in a slow start to the fiscal year. As a result of these factors, the Company’s defense sales and operating income decreased 14.2% and 24.8%, respectively, during the first quarter of fiscal 2007 compared to the prior year first quarter. The Company expects that sales will recover during the second half of fiscal 2007 as the DoD budget is replenished and the DoD works to repair and replace damaged and worn equipment that is in need of service. The Company is planning to increase daily defense truck production in the second half of fiscal 2007 to meet this demand. The Company projects defense segment sales to increase by $150 to $200 million in fiscal 2007 due to additional federal funding which includes requirements for new trucks to meet the DoD’s requirements for Operation Iraqi Freedom, while it projects defense parts and service sales to decrease in fiscal 2007 due to the slowdown in spending in the first six months of the year.

        The Company’s fire and emergency segment experienced sales growth of 22.9% in the first quarter of fiscal 2007 and an operating income increase of 17.3%. The acquisition of AK Specialty Vehicles (subsequently rebranded Oshkosh Specialty Vehicles (“OSV”)) added sales of $28.7 million and operating income of $1.7 million in the first quarter. The Company expects the fire and emergency segment sales growth percentage to be 20% — 25% in fiscal 2007, as a result of an estimated low double-digit organic growth rate and the addition of OSV. The Company further expects operating income margins to improve approximately 50 basis points. The Company estimates that the acquisition of OSV will add sales and operating income of $110.0 million and $13.2 million, respectively, to segment results in fiscal 2007. The organic growth reflects flat to lower industry demand following the diesel engine emissions standards changes effective January 1, 2007 as well as anticipated price increases and some market share gains.

        Sales in the Company’s commercial segment increased 44.2% in the first quarter of fiscal 2007 and operating income increased 150.3% compared to the prior year first quarter. The increase in sales and operating income was largely attributable to strong demand at the Company’s North American businesses in advance of diesel engine emissions standards changes effective January 1, 2007 for diesel engines in the classes of chassis the Company sells and/or utilizes for mounting of the Company’s vehicle bodies. Operating income also benefited from improved pricing and improved product mix in the Company’s North American operations. Sales at the Company’s European refuse business were down 19.6% in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 due to softening demand for the Company’s products in the United Kingdom, the lack of available chassis in France and some market share losses. As a result, the Company’s European refuse operations had an operating loss of $4.2 million in the first quarter of fiscal 2007 compared with operating income of $0.9 million in the first quarter of fiscal 2006. The Company expects this business to report operating income in the second quarter of fiscal 2007 and in the second half of fiscal 2007 due to expected higher demand and continuing cost reduction activities.

        The Company estimates the commercial segment’s sales to decrease in the low single digit percentage range in fiscal 2007 due to lower industry demand for concrete mixers and refuse packers in the U.S. subsequent to the diesel engine emissions standards changes effective January 1, 2007, partially offset by the addition of IMT. The Company estimates that the acquisition of IMT will add sales and operating income of approximately $90.0 million and $13.0 million, respectively, to segment results in fiscal 2007. The Company projects that demand for concrete placement and domestic refuse products in calendar 2007 will decline about 10% to 20% due to the diesel engine emissions standards changes. Since the Company’s fiscal year straddles the effective date of the standards changes, the Company does not expect the decline to affect it until the third quarter of fiscal 2007 by which time it expects to have sold its remaining inventory of 2006 model year chassis. The Company projects operating income margins to be up about 100 basis points in fiscal 2007 as a result of the acquisition of IMT, expected profitability at the Company’s European refuse business in the last nine months of fiscal 2007 and the benefits of cost reduction initiatives.

        Based on the Company’s financial performance in its first quarter and the estimated impact of the JLG acquisition but also recognizing the challenges the Company will face throughout the year, the Company announced on February 2, 2007 that it had increased its estimated range of fiscal 2007 earnings per share assuming dilution by $0.10 per share, from $3.05 to $3.15 per share as previously estimated on October 31, 2006 to $3.15 to $3.25 per share.

        Please refer to “Fiscal 2007 Outlook” and “Certain Assumptions” for a discussion of the Company’s sales, operating income, net income, earnings per share and debt estimates for fiscal 2007.

Results of Operations

Analysis of Consolidated Net Sales

        The following table presents net sales by business segment (in millions):

	First Quarter Fiscal
Net sales	2007	2006
Access equipment	$117.7	$--
Defense	311.7	363.1
Fire and emergency	266.0	216.4
Commercial	319.0	221.2
Intersegment eliminations	(7.6)	(10.4)

Consolidated	$1,006.8	$790.3

First Quarter Fiscal 2007 Compared to 2006

        Consolidated net sales increased 27.4% to $1.0 billion for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The acquisitions of OSV, IMT and JLG contributed sales totaling $174.0 million in the quarter. The remaining increase in sales was driven by an increase in sales in the commercial and fire and emergency segments, partially offset by a decrease in the defense segment.

        Access equipment net sales were $117.7 million for the first quarter of fiscal 2007. Access equipment sales represent sales of JLG from December 6, 2006, the date of acquisition, through the end of the first quarter.

        Defense segment net sales decreased 14.2% to $311.7 million for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The majority of the decrease was attributable to lower parts and service sales as several non-recurring armor and armor installation projects had taken place in the first quarter of fiscal 2006. During the fourth quarter of fiscal 2006 and continuing in the first quarter of fiscal 2007, the Company experienced softer parts and service business in the defense segment due to a curtailment in purchases by the DoD toward the end of the government’s fiscal year. While the funds are once again available, the time required before the funds are assigned to contracts and awarded has resulted in a slow start to the fiscal year. Sales of new and remanufactured trucks were down slightly versus the comparable prior year quarter as an increase in sales of medium-payload trucks nearly offset a decrease in new and remanufactured heavy-payload trucks.

        Fire and emergency segment net sales increased 22.9% to $266.0 million for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The acquisition of OSV contributed sales totaling $28.7 million in the quarter. Sales rose 9.6% for other businesses in the segment, reflecting higher domestic fire apparatus sales in advance of diesel engine emission standards changes effective January 1, 2007, increased wreckers and carriers sales, and an increase in airport product sales. Higher domestic sales were partially offset by a decrease in international fire apparatus sales as a result of a decrease in government funding in Italy and delays in production.

        Commercial segment net sales increased 44.2% to $319.0 million for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. IMT contributed net sales of $27.6 million in the quarter. Concrete placement product sales were up 48.6% in the first quarter of fiscal 2007 as compared to 2006, largely due to higher demand in advance of diesel engine emissions standards changes effective January 1, 2007. Domestic refuse sales were 44.9% higher due to an increase in shipments to large U.S. commercial waste haulers. European refuse sales were down 19.6% in the first quarter of fiscal 2007 as compared to 2006 due to softening demand for the Company’s products in the United Kingdom, the lack of available chassis for mounting refuse packers in France and some market share losses.

Analysis of Consolidated Operating Income

        The following table presents operating income by business segment (in millions):

	First Quarter Fiscal
Operating income (loss)	2007	2006
Access equipment	$2.4	$--
Defense	54.6	72.6
Fire and emergency	24.5	20.9
Commercial	20.8	8.3
Corporate and other	(18.7)	(14.8)

Consolidated operating income	$83.6	$87.0

First Quarter Fiscal 2007 Compared to 2006

        Consolidated operating income decreased 3.9% to $83.6 million, or 8.3% of sales, in the first quarter of fiscal 2007 compared to $87.0 million, or 11.0% of sales, in the first quarter of fiscal 2006.

        Access equipment segment operating income was $2.4 million, or 2.0% of sales. Operating income for the access equipment segment for the first quarter included charges of approximately $3.5 million related to the inventory revaluation as of the JLG acquisition date and $3.8 million of amortization of intangible and tangible assets established in the purchase accounting for the JLG acquisition. Operating income margins were also negatively affected by the timing of the acquisition just prior to JLG’s seasonal holiday shut-down.

        Defense segment operating income decreased 24.8% to $54.6 million, or 17.5% of sales, in the quarter compared to $72.6 million, or 20.0% of sales, in the prior year quarter. The decrease in earnings during the first quarter reflected an adverse truck mix, lower sales and higher new product development and bid and proposal spending.

        Fire and emergency segment operating income increased 17.3% to $24.5 million, or 9.2% of sales, in the quarter compared to $20.9 million, or 9.7% of sales, in the prior year quarter. The OSV acquisition contributed operating income of $1.7 million during the first quarter. Operating income for OSV for the first quarter included charges of approximately $1.6 million for the inventory revaluation as of the OSV acquisition date. Operating income for the other businesses in the segment increased 9.4% for the quarter, reflecting higher sales in the quarter. Operating income margins decreased slightly during the quarter due to operating losses at the Company’s domestic ambulance and international fire apparatus businesses offset in part by improved margins at the Company’s domestic fire apparatus business.

        Commercial segment operating income increased 150.3% to $20.8 million, or 6.5% of sales, in the quarter compared to $8.3 million, or 3.8% of sales, in the prior year quarter. The IMT acquisition contributed operating income of $3.6 million during the first quarter. Operating income for the other businesses in the segment increased 106.8% for the quarter. The growth in operating income and margins in the quarter was largely due to higher pricing and higher sales volumes in North America as compared to the prior year quarter offset in part by a $4.2 million operating loss sustained at the Company’s European refuse operations. The Company’s European refuse operating loss in the first quarter of fiscal 2007 resulted primarily from lower unit volumes.

        Corporate operating expenses and inter-segment profit elimination increased $3.9 million to $18.7 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 largely due to higher professional services and integration costs.

        Consolidated operating expenses increased 43.9% to $89.1 million, or 8.9% of sales, in the first quarter of fiscal 2007 compared to $61.9 million, or 7.8% of sales in the first quarter of fiscal 2006. Consolidated operating expenses as a percentage of sales grew largely due to the impact of recent acquisitions which have higher operating expenses as a percentage of sales because of amortization related to purchased intangible assets.

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2007 Compared to 2006

        Interest expense net of interest income increased $19.8 million to $20.1 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, largely as a result of borrowings for the JLG acquisition.

        The effective income tax rate decreased to 36.0% for the first quarter of fiscal 2007 compared to 39.0% in the first quarter of fiscal 2006 due to the tax benefits associated with the acquisition of JLG and the reinstatement of the federal research and development tax credit.

        Equity in earnings of unconsolidated affiliates of $1.0 million in the first quarter of fiscal 2007 and $0.6 million in fiscal 2006 represents the Company’s equity interest in a lease financing partnership and a commercial entity in Mexico.

Financial Condition

        In the first quarter of fiscal 2007, borrowings of $3.2 billion funded the acquisition of JLG, cash used in operating activities of $29.3 million, capital expenditures of $11.7 million, debt issuance costs of $33.5 million, and dividends of $7.4 million.

        Working capital of $491.5 million at December 31, 2006 was $370.1 million higher than at September 30, 2006. The increase from September 30, 2006 was due to higher current assets and current liabilities at December 31, 2006 primarily due to the acquisition of JLG. Inventories were also affected by a build in 2006 model year engines and chassis.

        Total capitalization of $4.4 billion at December 31, 2006 included short-term debt of $0.3 billion, long-term debt (excluding current maturities) of $3.0 billion and shareholders’ equity of $1.1 billion. The Company’s total capitalization at September 30, 2006 was $1.2 billion. Total debt as a percentage of total capitalization at December 31, 2006 was 75.0% compared to 7.8% at September 30, 2006. The increase was due to the debt required to finance the acquisition of JLG.

Liquidity and Capital Resources

        The Company had cash and cash equivalents of $39.3 million and $319.2 million of unused availability under the terms of its Revolving Credit Facility (as defined below) as of December 31, 2006. The Company’s primary cash requirements include working capital, capital expenditures, dividends, and interest and principal payments on indebtedness.

        On December 6, 2006, to finance the acquisition of JLG and to refinance a previous credit facility, the Company entered into a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions. The Credit Agreement consists of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). Term Loan A was in the amount of $500.0 million and requires 19 quarterly principal payments of $12.5 million, plus interest, due quarterly beginning March 2007 through September 2011, with a final principal payment of $262.5 million due December 6, 2011. Term Loan B was in the amount of $2,600.0 million and requires 27 quarterly principal payments of $6.5 million, plus interest, due quarterly beginning March 2007 through September 2013, with a final principal payment of $2,424.5 million due December 6, 2013.

        The Company’s obligations under the Credit Agreement are guaranteed by certain of its domestic subsidiaries, and the Company guarantees the obligations of certain of its subsidiaries under the Credit Agreement to the extent such subsidiaries borrow directly under the Credit Agreement. The Credit Agreement is also secured by a first-priority perfected lien and security interests in all of the equity interests of the Company’s material domestic subsidiaries and certain of the Company’s other subsidiaries and 65% of the equity interests of each material foreign subsidiary of the Company’s and certain other subsidiaries of the Company; and, subject to certain customary, permitted lien exceptions, substantially all other personal property of the Company and certain subsidiaries; and all proceeds thereof.

        The Credit Agreement contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement also requires maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined) of 5.50x for fiscal quarters ending on or before June 30, 2007, reducing to 5.25x for the fiscal quarter ending on September 30, 2007, 4.75x for the fiscal quarters ending on December 31, 2007 through September 30, 2008, 4.25x for the fiscal quarters ending December 31, 2008 through September 30, 2009 and 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance in all material respects with these covenants at December 31, 2006.

        The Credit Agreement limits the amount of dividends and other types of distributions that the Company may pay to $40.0 million during any fiscal year plus the positive result of (x) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after the effective date of the new Credit Agreement, minus (y) the cumulative amount of all dividends and other types of distributions made in any fiscal year ending after such effective date that exceeded $40.0 million.

        Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5% or a bank’s “Prime Rate”) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rate on borrowings outstanding at December 31, 2006 were 7.29% on the Revolving Credit Facility and 7.10% and 7.35% for Term Loans A and B, respectively.

        To manage interest rate risk, the Company entered into an amortizing interest rate swap agreement on January 11, 2007, that effectively fixed the interest payment of a portion of certain floating-rate debt instruments. The swap, which has a termination date of December 6, 2011, effectively fixed the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The initial notional amount of the swap is $2.5 billion and is reduced in varying amounts annually each December until the termination date.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

        In addition to the issuance of debt, the Company’s acquisition of JLG added approximately $180.5 million in contractual obligations as of December 31, 2006 as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Leases:
Capital	$4.3	$1.2	$0.9	$0.9	$1.3
Operating	35.6	7.4	12.9	6.6	8.7
Purchase obligations(1)	124.9	124.9	--	--	--
Limited recourse debt(2)	15.7	12.5	3.2	--	--

Total contractual obligations	$180.5	$146.0	$17.0	$7.5	$10.0

(1)	Unconditional purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery.
(2)	Limited recourse debt is the result of the sale of finance receivables through limited recourse monetization transactions.

        See Notes 3 and 16 of the Notes to Condensed Consolidated Financial Statements for information regarding off-balance sheet arrangements.

Application of Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s application of critical accounting policies has not materially changed since that report was filed, except for the following matters in the access equipment segment arising from the acquisition of JLG:

        Revenue Recognition: The terms for sales transactions with some of the Company’s distributors and customers may include specific volume-based incentives, which are calculated and paid or credited on account as a percentage of actual purchases. The Company accounts for these incentives as sales discounts at the time of revenue recognition as a direct reduction of sales. The Company reviews its accrual for sales incentives on a quarterly basis and any adjustments are reflected currently in earnings.

        The Company accounts for certain equipment lease contracts as sales-type leases. The present value of all payments, net of executory costs (such as legal fees), is recorded as revenue and the related cost of the equipment is charged to cost of sales. The associated interest is recorded over the term of the lease using the interest method. In addition, the Company leases equipment held for rental and recognizes rental revenues in the period they are earned over the lease term.

        The Company enters into rental purchase guarantee agreements with some of its customers. These agreements are normally for a term of no greater than twelve months and provide for rental payments with a guaranteed purchase at the end of the agreement. At the inception of the agreement, the Company records the full amount due under the agreement as revenue and the related cost of the equipment is charged to cost of sales.

        The Company ships equipment on a limited basis to certain customers on consignment, but the Company recognizes the revenues only upon final sale of the equipment by the consignee. At December 31, 2006, the Company had $6.8 million of inventory on consignment.

        Guarantees of the Indebtedness of Others: The Company enters into agreements with finance companies whereby its equipment is sold to a finance company, which, in turn, sells or leases it to a customer. In some instances, the Company retains a liability in the event the customer defaults on the financing. Reserves are established related to these guarantees based upon the Company’s understanding of the current financial position of these customers and based on estimates and judgments made from information available at that time. If the Company becomes aware of deterioration in the financial condition of its customers or of any impairment of their ability to make payments, additional allowances may be required. Although the Company may be liable for the entire amount of a customer’s financial obligation under guarantees, its losses would generally be mitigated by the value of any underlying collateral including financed equipment, the finance company’s inability to provide clear title of foreclosed equipment to the Company and other conditions.

        In addition, prior to the Company’s acquisition of JLG, the Company’s access equipment segment had monetized a substantial portion of its finance receivables through a series of syndications, limited recourse financings and other monetization transactions. In connection with some of these monetization transactions, the Company has a loss exposure associated with the pledged finance receivables related to possible defaults by the obligors under the terms of the contracts, which comprise these finance receivables. Reserves have been established related to these monetization transactions based upon the current financial position of these customers and based on estimates and judgments made from information available at that time. If the financial condition of these obligors were to deteriorate resulting in an impairment of their ability to make payments, additional accruals would be required.

        Product Liability: Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business. A substantial portion of these claims and lawsuits involve the Company’s access equipment, concrete placement and domestic refuse businesses, while such lawsuits in the Company’s defense and fire and emergency businesses have historically been limited. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. Most insurance coverage includes self-insured retentions that vary by business segment and by year. With the exception of the access equipment segment, the Company is generally self-insured for future claims up to $1.0 million per claim. In the access equipment segment, the Company has a self-insured retention of $3.0 million per claim for domestic claims and insurance coverage of $2.0 million for international claims.

Critical Accounting Estimates

        The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2006 have not materially changed since that report was filed except for the following matters arising from the acquisition of JLG:

        Allowance for Doubtful Accounts and Reserves for Finance Receivables: The Company evaluates the collectibility of receivables based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additional reserves are established based upon the Company’s perception of the quality of the current receivables, the current financial position of the Company’s customers and past experience of collectibility. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

        The Company believes that the estimated allowance for doubtful accounts and reserve for finance receivables comprise a “critical accounting estimate” because: changes in the allowance and reserve can materially affect net income and the estimate requires management to predict the liquidity of customers. The estimate of the allowance for doubtful accounts and reserves for finance receivables is a critical accounting estimate in the Company’s access equipment segment.

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

        At times, warranty issues can arise which are beyond the scope of the Company’s historical experience. If the estimate of warranty costs for the three months ended December 31, 2006 increased or decreased by 50%, the Company’s accrued warranty costs, costs of sales and operating income would each change by $4.1 million or 5.3%, 0.5% and 4.9%, respectively.

New Accounting Standards

        Refer to “Note 1 to the Condensed Consolidated Financial Statements” for a discussion of the impact on the Company’s consolidated financial statements of new accounting standards.

Customers and Backlog

        Sales to the U.S. government comprised approximately 27% of the Company’s net sales in the first three months of fiscal 2007. No other single customer accounted for more than 10.0% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at December 31, 2006 increased 60.3% to $3,104.4 million compared to $1,937.1 million at December 31, 2005. The access equipment segment contributed backlog of $1,181.3 million at December 31, 2006. The defense segment backlog decreased 15.9% to $859.4 million at December 31, 2006 compared to $1,021.9 million at December 31, 2005, due to the fulfillment of production under the U.K. wheeled tanker contract and the fulfillment of parts and services contracts for the DoD associated with Operation Iraqi Freedom. In addition, as of December 31, 2006 the Company had not yet concluded negotiations with the DoD for the renewal of its Family of Heavy Tactical Vehicles contract. Fire and emergency segment backlog increased 24.9% to $692.0 million at December 31, 2006 compared to $554.2 million at December 31, 2005 due to improving domestic municipal markets, market share gains and the inclusion of $46.1 million of backlog related to OSV, which was acquired in the fourth quarter of fiscal 2006. Commercial segment backlog increased 3.0% to $371.7 million at December 31, 2006 compared to $361.0 million at December 31, 2005 due to an acceleration of purchases by two of the three largest domestic refuse companies, the inclusion of $15.3 million of backlog related to IMT, which was acquired in the fourth quarter of fiscal 2006 offset in part by a decrease in concrete mixer backlog due to the fulfillment of production in advance of the diesel engine emissions standards changes effective January 1, 2007. Unit backlog for refuse packers was up 42.2% domestically compared to backlog at December 31, 2005. Unit backlog for front-discharge and rear-discharge concrete mixers was down 15.3% and 25.1%, respectively, as compared to backlog at December 31, 2005. Unit backlog for refuse packers was down 18.9% in Europe as a result of slow demand in the United Kingdom, chassis supply issues in France and some market share losses. Approximately 13.8% of the Company’s December 31, 2006 backlog is not expected to be filled in fiscal 2007.

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

Fiscal 2007 Outlook

        The Company estimates that fiscal 2007 consolidated net sales will range between $6.05 billion and $6.15 billion, an increase from fiscal 2006 net sales of 76.5% to 79.4%. Included in these amounts are the Company’s estimates that the acquisitions of JLG, OSV and IMT will add $2.5 billion to $2.6 billion to sales in fiscal 2007. All comparisons are to fiscal 2006 and assume no new acquisitions.

        The Company expects access equipment sales in its fiscal 2007 will be in the range of $2.3 billion to $2.4 billion reflecting strong non-residential spending in North America and Europe.

        The Company projects defense segment sales to increase by $150 million to $200 million in fiscal 2007 due to additional U.S. federal funding which includes requirements for new trucks to meet the DoD’s requirements for Operation Iraqi Freedom, while it projects defense parts and service sales to decrease in fiscal 2007 due to the completion of certain armor contracts and a slowdown in spending in the first six months of fiscal 2007.

        The Company expects fire and emergency segment sales to grow 20% to 25% in fiscal 2007, as a result of an estimated low double-digit organic growth rate and the addition of OSV. The Company estimates the acquisition of OSV will add $110 million to segment sales in fiscal 2007. Organic growth reflects flat to lower industry demand following the diesel engine emissions standards changes effective January 2007 offset by anticipated price increases and some estimated market share gains.

        The Company estimates that the commercial segment’s sales will decrease in the low single digit percentage range in fiscal 2007 due to lower industry demand for concrete mixers and refuse packers in the U.S. subsequent to the diesel engine emissions standards changes effective January 2007, partially offset by the addition of IMT. The Company estimates the acquisition of IMT will add $90 million to segment sales in fiscal 2007. The Company projects that demand for concrete placement and domestic refuse products in calendar 2007 will decline about 10% to 20% due to the diesel engine emissions standards changes. Since the Company’s fiscal year straddles the effective date of the standards changes, the Company does not expect the decline to affect shipments until sometime in the third quarter of fiscal 2007 when the Company’s inventory of 2006 model year chassis is expected to be depleted. The Company expects that Geesink Norba Group refuse product sales will also be down slightly in fiscal 2007 due to slow demand in the United Kingdom, the lack of available chassis for mounting refuse packers in France and some market share losses.

        The Company is projecting consolidated operating income to be up between 78.6% and 82.2% in fiscal 2007 resulting in operating income of between $582 million and $594 million. The Company estimates the acquisitions of JLG, OSV and IMT will add nearly $250 million to operating income in fiscal 2007.

        The Company is projecting access equipment margins of approximately 9.5% in fiscal 2007 reflecting $63.0 — $65.0 million of charges related to the purchase accounting for JLG.

        The Company is projecting defense segment operating income margins to decrease 50 to 100 basis points in fiscal 2007 as compared to fiscal 2006 due to an unfavorable product mix.

        The Company is projecting fire and emergency segment margins to be up 50 basis points in fiscal 2007 as compared to fiscal 2006, reflecting benefits of cost reduction initiatives, especially at Pierce. The Company expects that OSV’s operating income margins will exceed 10.0% in fiscal 2007.

        In the commercial segment, the Company projects operating income margins to be up about 100 basis points in fiscal 2007 as a result of the acquisition of IMT, expected profitability at the Company’s European refuse business and the benefits of price increases and cost reduction initiatives. The Company expects that IMT operating income margins will exceed 10.0% in fiscal 2007.

        The Company estimates that corporate operating expenses and inter-segment profit eliminations will increase about $13.5 million to approximately $86.0 million in fiscal 2007. The increase reflects the addition of a new data center, investment in additional staff and costs associated with the integration of JLG. The Company estimates that interest expense net of interest income and other expenses will increase $215.0 million to $220.0 million in fiscal 2007 due to indebtedness incurred to fund primarily the JLG acquisition.

        The Company estimates that in fiscal 2007 its effective income tax rate will decrease approximately 1.3% to 36.0%, equity in earnings of unconsolidated affiliates will approximate $2.5 million and minority interest in earnings will approximate $0.5 million.

        These estimates result in the Company’s estimate of fiscal 2007 net income to be between $237.0 million and $244.5 million and earnings per share to be between $3.15 and $3.25 per share. These estimate ranges reflect the Company’s financial performance in its first quarter of fiscal 2007 and an estimated $0.10 per share accretion to EPS from the acquisition of JLG for the fiscal year but also recognize the challenges the Company expects to face throughout the year. The Company expects its earnings per share in the second quarter of fiscal 2007 to be $0.50 to $0.57 per share compared to $0.67 per share in the second quarter of fiscal 2006 due to a shift in defense sales from the first to the second half of the fiscal year and as JLG is expected to be $0.l0 to $0.15 per share dilutive to earnings in the second quarter.

Certain Assumptions

        The expectations set forth in “Executive Overview” and “Fiscal 2007 Outlook” are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, those relating to the Company’s ability to integrate JLG, OSV and IMT and achieve targeted sales, operating income and synergies for each acquisition; the Company’s estimates for non-cash purchase accounting adjustments related to the JLG acquisition; the Company’s ability to turn around the Geesink Norba Group and Medtec businesses sufficiently to support their current valuations resulting in no non-cash impairment charges for goodwill; the Company’s ability to grow its operating income in certain businesses despite anticipated lower industry demand resulting from changes to diesel engine emissions standards effective January 1, 2007; the Company’s estimates for the level of concrete placement activity, housing starts, non-residential construction spending and mortgage rates; the performance of the U.S. and European economies generally; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies, in particular at JLG, McNeilus, the Geesink Norba Group and Medtec; the anticipated level of production and margins associated with the Family of Heavy Tactical Vehicles contract, the Indefinite Demand/Indefinite Quantity truck remanufacturing contract, the Medium Tactical Vehicle Replacement follow-on contract, the Logistics Vehicle System Replacement contract and international defense truck contracts; the expected level and timing of U.S. Department of Defense procurement of replacement parts and services and funding thereof; the Company’s estimates for capital expenditures of rental and construction companies for JLG’s products, of municipalities for fire and emergency and refuse products, of airports for aircraft rescue and snow removal products and of large commercial waste haulers generally and with the Company; the Company’s estimates of the impact of changing fuel prices and credit availability on capital spending of towing operators; federal funding levels for U.S. Department of Homeland Security and spending by governmental entities on homeland security apparatus; the Company’s planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the expected level of commercial “package” body and purchased chassis sales compared to “body only” sales; anticipated levels of capital expenditures; the Company’s estimates for costs relating to litigation, product warranty, product liability, insurance, stock options and restricted stock awards, bad debts, personnel and raw materials; the Company’s estimates for debt levels, interest rates, working capital needs and effective tax rates; and that the Company does not complete any further acquisitions in the short term. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results that the forward-looking statements contemplate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 have not materially changed since that report was filed except as noted below.

Interest Rate Risk

        The Company’s interest expense is sensitive to changes in the interest rates in the U.S. and off-shore markets. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its Credit Agreement. If short-term interest rates increased 200 basis points, then the Company’s interest expense would increase, and pre-tax income would decrease by approximately $16.2 million. These amounts are determined on an annual basis by considering the impact of the hypothetical interest rates on the Company’s borrowing cost on borrowings at December 31, 2006, but do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in the Company’s financial structure other than as noted.

        In January 2007, the Company entered into an interest rate swap to reduce the risk of interest rate changes associated with the Company’s variable rate debt issued to finance the acquisition of JLG. The swap effectively fixes the variable portion of the interest rate on debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The initial notional amount of the swap is $2.5 billion and is reduced in varying amounts annually each December until its termination on December 6, 2011.

Foreign Currency Risk

        The Company’s operations consist of manufacturing in the United States, Canada, The Netherlands, the United Kingdom, Italy, Sweden, Belgium, France, Australia, Mexico and Romania and sales and limited vehicle body mounting activities on six continents. As a result of the sales of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies in which certain of the Company’s transactions in foreign markets are denominated. At December 31, 2006, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s transactions are denominated would have the effect of reducing gross profits for the three months ended December 31, 2006 by approximately $2.9 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        In addition to the direct effects of changes in exchange rates, such changes also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not take into account potential changes in sales levels or local currency prices.

        The Company enters into certain currency forward contracts to mitigate the Company’s foreign exchange risk that qualify as derivative instruments under SFAS No. 133. However, the Company has not designated all of these instruments as hedge transactions under SFAS No. 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings. At December 31, 2006, the Company was managing $299.4 million of foreign currency contracts, including $294.7 million which are not designated as accounting hedges. Through the Company’s foreign currency hedging activities, the Company seeks primarily to minimize the risk that cash flows resulting from the sales of the Company’s products will be affected by changes in exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended December 31, 2006. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2006 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        Changes in internal control. McNeilus recently completed the final phase of a three-phase implementation to upgrade its financial systems to an integrated enterprise resource planning system (the “ERP System”). The implementation included the installation in October 2005, June 2006 and October 2006 of new hardware and software and resulted in certain changes to business processes and internal controls impacting financial reporting. Management is monitoring and maintaining appropriate internal controls following the final phase to ensure that all processes are functioning properly. Oversight activities have increased during the transition period and a support organization has been established to monitor system operations, answer user questions, resolve issues in a timely manner, and report trends to management. Also, redundant controls have been established in key areas to assure the accuracy of financial reporting.

        During the quarter ended December 31, 2006, the Company acquired JLG for approximately $3.1 billion, including transaction costs and the assumption of debt. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into this recently acquired business and to augment its Company-wide controls to reflect the risks inherent in an acquisition of this magnitude and complexity.

        There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        None.

ITEM 1A.	RISK FACTORS

        Our financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control that may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, which have not materially changed other than as set forth below.

Our markets are highly cyclical and a decline in these markets could have a material adverse effect on our operating performance.

        A decline in overall customer demand in our cyclical access equipment, commercial and fire and emergency markets could have a material adverse effect on our operating performance. The access equipment market that JLG operates in is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by residential and non-residential construction spending and by other factors. In addition, JLG’s business is highly seasonal with the majority of its sales occurring in the spring and summer months, which constitute the traditional construction season. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Concrete mixer sales also are highly seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season. Domestic and European refuse markets are also highly cyclical and impacted by the strength of the economy generally and municipal tax receipts. Fire and emergency markets are modestly cyclical and are impacted by the economy generally and municipal tax receipts. If these markets face downturns, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows. Furthermore, our commercial business saw an increase in orders in fiscal 2006 as customers pre-purchased truck chassis in anticipation of changes in diesel engine emissions standards effective January 1, 2007, which we believe is likely to result in a reduction in sales beginning in the third quarter of fiscal 2007.

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

We may not be able to successfully integrate the acquisition of JLG, which may have a material adverse impact on our future growth and operating performance.

        Realization of the sales, operating income and synergy targets for the JLG acquisition will require integration of JLG’s sales and marketing, distribution, manufacturing, engineering and administrative organizations. JLG is a complex, global business. The successful integration of JLG will require substantial attention from our management team. The diversion of management attention, as well as any other difficulties we may encounter in the integration process, could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows. We cannot provide any assurance that we will be able to integrate the operations of JLG successfully, that we will be able to realize anticipated synergies from the acquisition or that we will be able to operate the JLG business as profitably as anticipated after the acquisition.

Our high leverage and debt service obligations could increase our vulnerability to general adverse economic and industry conditions and limit our ability to obtain future financing.

        As a result of financing the JLG acquisition, we are highly leveraged. We had approximately $3.3 billion of debt outstanding as of December 31, 2006, and we expect our borrowings to increase over the next three to six months due to seasonal working capital fluctuations before declining to $3.1 to $3.2 billion by September 30, 2007. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Based upon our current level of operations, we believe that cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs. However, we cannot provide any assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our credit facilities contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations and debt service capability.

        Our high level of debt and the covenants contained in our credit facilities could have important consequences for our operations, including:

—	Increase our vulnerability to general adverse economic and industry conditions and detract from our ability to withstand successfully a downturn in our highly cyclical markets or the economy generally;
—	Require us to dedicate a substantial portion of our cash flow from operations to required payments on debt, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development and other general corporate activities;
—	Limit our ability to obtain additional financing in the future to fund working capital, capital expenditures and other general corporate requirements;
—	Limit our flexibility in planning for, or reacting to, changes in our business and the markets we serve;
—	Place us at a competitive disadvantage compared to less leveraged competitors; and
—	Make us vulnerable to increases in interest rates because a portion of our debt under our credit facilities may be at variable rates.

We have expanding international operations, the conduct of which subject us to risks that may have a material adverse effect on our business.

        For the fiscal year ended September 30, 2006, approximately 17.7% of our net sales were attributable to products sold outside of the United States, and JLG had $610.7 million of revenues from outside of the United States in its fiscal year ended July 31, 2006. Expanding international sales is a part of our growth strategy. International operations and sales are subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government regulations and the effects of income and withholding taxes, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenues and earnings. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

We are subject to fluctuations in exchange rates and other risks associated with our non-U.S. operations that could adversely affect our results of operations and may significantly affect the comparability of our results between financial periods.

        The results of operations and financial condition of our subsidiaries that conduct operations in foreign countries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, which are stated in U.S. dollars. In addition, we have significant firm orders in backlog that are denominated in Euros, U.K. Pounds Sterling and other currencies and certain agreements with subcontractors denominated in these currencies, which will subject us to foreign currency transaction risk to the extent they are not hedged. Our acquisition of JLG has increased our exposure to foreign currency transaction risk as JLG generates a significant portion of its revenues in foreign currencies, including Euros, U.K. Pounds Sterling and other currencies. We actively strive to hedge these foreign currency transaction risks but cannot provide assurance that we will be successful in doing so. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations, in particular those with respect to the Euro and the U.K. Pound Sterling, may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods.

We may experience losses in our access equipment segment in excess of our recorded reserves for doubtful accounts, finance and pledged finance receivables, notes receivable and guarantees of indebtedness of others.

        As a result of our acquisition of JLG, we have a portfolio of finance receivables with customers in our access equipment segment and we are a party to agreements whereby we guarantee the indebtedness of customers in our access equipment segment. We evaluate the collectibility of open accounts, finance and pledged finance receivables, notes receivables and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to take action against the equipment that supports the customer’s financial obligations to us. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. The historical loss experience of our finance receivables portfolio is limited, however, and therefore may not be indicative of future losses. We also face a concentration of credit risk. As of December 31, 2006, approximately 98% of our customer notes receivable were due from two customers and approximately 76% of our third party debt guarantee obligations related to three customers. Furthermore, some of these customers are highly leveraged. We may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of the Company’s Common Stock. The Company did not repurchase any shares under the authorization during the quarter ended December 31, 2006. As of December 31, 2006, the Company had authority to repurchase 3,230,790 shares of Common Stock under that program. The repurchase authorization does not expire. The Credit Agreement restricts the Company’s ability to repurchase shares of its Common Stock through financial covenants. The Credit Agreement also limits the amount of dividends and other types of distributions to $40.0 million during any fiscal year plus the positive result of (x) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after the effective date of the new Credit Agreement, minus (y) the cumulative amount of all dividends and other types of distributions made in any fiscal year ending after such effective date that exceeded $40.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of these covenants.

ITEM 6.	EXHIBITS

Exhibit No.	Description

4.1	Credit Agreement, dated as of December 6, 2006, among Oshkosh Truck Corporation, the financial institutions party thereto and Bank of America N.A. as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 6, 2006).

10.1	Amendment to Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan, dated November 14, 2006.

10.2	Amendment to Oshkosh Truck Corporation 1990 Incentive Stock Plan, dated November 14, 2006.

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 8, 2007.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 8, 2007.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated February 8, 2007.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated February 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH TRUCK CORPORATION
February 8, 2007	/S/ R. G. Bohn
R. G. Bohn
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)
February 8, 2007	/S/ C. L. Szews
C. L. Szews
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
February 8, 2007	/S/ T. J. Polnaszek
T. J. Polnaszek
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Credit Agreement, dated as of December 6, 2006, among Oshkosh Truck Corporation, the financial institutions party thereto and Bank of America N.A. as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 6, 2006).

10.1	Amendment to Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan, dated November 14, 2006.

10.2	Amendment to Oshkosh Truck Corporation 1990 Incentive Stock Plan, dated November 14, 2006.

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 8, 2007.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 8, 2007.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated February 8, 2007.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated February 8, 2007.