Form 10-Q
period 2007-03-31
OSHKOSH TRUCK CORP
filed 2007-05-03
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 1, 2007, 74,059,384 shares of the Registrant’s Common Stock were outstanding.

OSHKOSH TRUCK CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED MARCH 31, 2007

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Consolidated Statements of Income for the
	Three Months and Six Months Ended March 31, 2007 and 2006	3
	Condensed Consolidated Balance Sheets at
	March 31, 2007 and September 30, 2006	4
	Condensed Consolidated Statement of Shareholders' Equity for the
	Six Months Ended March 31, 2007	5
	Condensed Consolidated Statements of Cash Flows for the
	Six Months Ended March 31, 2007 and 2006	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	25
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39
ITEM 4.	CONTROLS AND PROCEDURES	40
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	41
ITEM 1A.	RISK FACTORS	41
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	43
ITEM 6.	EXHIBITS	44
SIGNATURES		45
EXHIBIT INDEX		46

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statements of Income
(in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net sales	$1,660.7	$844.8	$2,667.5	$1,635.1
Cost of sales	1,386.4	695.4	2,220.5	1,336.8

Gross income	274.3	149.4	447.0	298.3
Operating expenses:
Selling, general and administrative	120.8	67.8	202.8	127.8
Amortization of purchased intangibles	18.7	1.9	25.8	3.8

Total operating expenses	139.5	69.7	228.6	131.6

Operating income	134.8	79.7	218.4	166.7
Other income (expense):
Interest expense	(63.1)	(1.2)	(83.9)	(2.9)
Interest income	2.1	1.4	2.8	2.8
Miscellaneous, net	0.8	(0.2)	0.5	(0.4)

	(60.2)	--	(80.6)	(0.5)

Income before provision for income taxes,
equity in earnings of unconsolidated
affiliates and minority interest	74.6	79.7	137.8	166.2
Provision for income taxes	26.8	30.3	49.6	64.0

Income before equity in earnings
of unconsolidated affiliates
and minority interest	47.8	49.4	88.2	102.2
Equity in earnings of unconsolidated
affiliates, net of income taxes	2.9	0.4	3.9	1.0
Minority interest, net of income taxes	0.2	--	--	(0.3)

Net income	$50.9	$49.8	$92.1	$102.9

Earnings per share:
Basic	$0.69	$0.68	$1.25	$1.41
Diluted	$0.68	$0.67	$1.23	$1.39

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts; unaudited)

	March 31, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$46.8	$22.0
Receivables, net	831.8	317.9
Inventories, net	1,041.5	589.8
Deferred income taxes	76.0	53.2
Other current assets	56.9	20.5

Total current assets	2,053.0	1,003.4
Investment in unconsolidated affiliates	27.1	19.3
Property, plant and equipment, net	423.5	231.9
Goodwill, net	2,419.8	558.7
Purchased intangible assets, net	1,182.1	219.2
Other long-term assets	157.6	78.4

Total assets	$6,263.1	$2,110.9

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$97.8	$87.5
Accounts payable	560.7	236.5
Customer advances	424.1	266.7
Floor plan notes payable	55.6	48.4
Payroll-related obligations	88.9	59.4
Income taxes payable	23.2	12.8
Other current liabilities	275.1	170.7

Total current liabilities	1,525.4	882.0
Long-term debt, less current maturities	3,014.2	2.2
Deferred income taxes	431.1	100.0
Other long-term liabilities	118.6	61.0
Commitments and contingencies
Minority interest	3.9	3.8
Shareholders’ equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized;
none issued and outstanding)	--	--
Common Stock ($.01 par value; 300,000,000 shares authorized;
74,057,384 and 73,771,802 issued, respectively)	0.7	0.7
Additional paid-in capital	217.7	205.2
Retained earnings	875.1	797.8
Accumulated other comprehensive income	76.4	59.2
Common Stock in treasury, at cost (20,551 shares at September 30, 2006)	--	(1.0)

Total shareholders’ equity	1,169.9	1,061.9

Total liabilities and shareholders’ equity	$6,263.1	$2,110.9

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity
(in millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock in Treasury at Cost	Total
Balance at September 30, 2006	$0.7	$205.2	$797.8	$59.2	$(1.0)	$1,061.9
Net income	--	--	92.1	--	--	92.1
Change in fair value of derivative hedging
instruments, net of tax of $0.6	--	--	--	(1.0)	--	(1.0)
Currency translation adjustments	--	--	--	18.2	--	18.2
Cash dividends ($0.20 per share)	--	--	(14.8)	--	--	(14.8)
Exercise of stock options	--	3.0	--	--	1.0	4.0
Tax benefit related to stock options exercised	--	3.9	--	--	--	3.9
Stock-based compensation expense
related to employee stock-based awards	--	5.6	--	--	--	5.6

Balance at March 31, 2007	$0.7	$217.7	$875.1	$76.4	$--	$1,169.9

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statements of Cash Flows
(in millions; unaudited)

	Six Months Ended March 31,
	2007	2006
Operating activities:
Net income	$92.1	$102.9
Non-cash and other adjustments	52.2	19.7
Changes in operating assets and liabilities	101.1	(113.5)

Net cash provided by operating activities	245.4	9.1
Investing activities:
Acquisition of businesses, net of cash acquired	(3,140.4)	--
Additions to property, plant and equipment	(26.2)	(30.6)
Additions to equipment held for rental	(14.6)	--
Proceeds from sale of property, plant and equipment	0.5	0.1
Proceeds from sale of equipment held for rental	1.8	--
Distribution of capital from unconsolidated affiliates	1.5	--
Decrease in other long-term assets	0.4	--

Net cash used by investing activities	(3,177.0)	(30.5)
Financing activities:
Issuance of long-term debt	3,100.0	--
Debt issuance costs	(34.9)	--
Repayment of long-term debt	(19.5)	(0.2)
Net (repayments) borrowings under revolving credit facility	(81.8)	0.3
Proceeds from exercise of stock options	4.0	2.5
Excess tax benefits from stock-based compensation	3.4	2.7
Dividends paid	(14.8)	(12.3)

Net cash provided (used) by financing activities	2,956.4	(7.0)
Effect of exchange rate changes on cash	--	(0.3)

Increase (decrease) in cash and cash equivalents	24.8	(28.7)
Cash and cash equivalents at beginning of period	22.0	127.5

Cash and cash equivalents at end of period	$46.8	$98.8

Supplementary disclosures:
Depreciation and amortization	$55.8	$17.4
Cash paid for interest	65.0	2.5
Cash paid for income taxes	11.2	72.7

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

        New Accounting Standards – Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Under the previous guidance, most voluntary changes in accounting principles were required to be recognized as the cumulative effect of a change in accounting principle within the net income of the period in which the change was made. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. Adoption of SFAS No. 154 did not have an impact on the Company’s financial condition, results of operations or cash flows.

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

        In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The Company will be required to adopt SFAS No. 158 as of September 30, 2007. The anticipated impact of adopting this statement, based on the September 30, 2006 funded status of the Company’s pension and postretirement plans, would be to reduce total assets by $25.4, increase total liabilities by $20.9, and reduce total shareholders’ equity by $46.3, net of an income tax benefit of $28.8. The adoption of SFAS No. 158 is not expected to have any impact on the Company’s results of operations and cash flows.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(in millions, except share and per share amounts; unaudited)

2.   Acquisitions

Fiscal 2007 Acquisitions

        On December 6, 2006, the Company acquired for cash all of the outstanding shares of JLG Industries, Inc. (“JLG”), a leading manufacturer of aerial work platforms and telehandlers. The total purchase price for JLG was $3,138.1, net of cash acquired of $176.4 and including transaction costs of $30.2 and retirement of debt of $224.4. The Company financed the acquisition and the retirement of $79.6 of debt outstanding under an existing credit facility with proceeds from a new $3,650.0 senior secured credit facility (see Note 9 of the Notes to Condensed Consolidated Financial Statements). JLG results of operations have been included in the consolidated financial statements since the date of acquisition. JLG forms the Company’s new access equipment segment.

        The Company’s acquisition of JLG enabled the Company to diversify its product offerings and customer segments to complement its defense business and balance the economic and geopolitical cycles faced by the Company, expand the Company’s global reach to better compete in its markets and increase scale in procurement and other functions.

        The following table summarizes the preliminary fair values of the JLG assets acquired and liabilities assumed at the date of acquisition.

Assets Acquired:
Current assets, excluding cash of $176.4	$865.6
Property, plant and equipment	178.4
Goodwill	1,846.5
Purchased intangible assets	982.9
Other long-term assets	67.8

Total assets acquired	3,941.2
Liabilities Assumed:
Current liabilities	395.3
Long-term liabilities	407.8

Total liabilities assumed	803.1

Net assets acquired	$3,138.1

        In conjunction with the JLG acquisition, the Company recorded goodwill of approximately $1,846.5, the majority of which is not tax deductible, within the access equipment segment. The Company recorded approximately $608.0 of intangible assets that are subject to amortization with useful lives of between one and 13 years, of which approximately $502.1 was assigned to customer relationships with an average useful life of 12 years. The Company recorded approximately $374.9 of trademarks that are not subject to amortization. The purchase price allocations are tentative at March 31, 2007 and may be subsequently adjusted to reflect final appraisals and other valuation studies.

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

Fiscal 2006 Acquisitions

        On July 31, 2006, the Company completed the acquisition of 100% of the outstanding stock and member interests of AK Specialty Vehicles (subsequently named Oshkosh Specialty Vehicles (“OSV”)) for cash. OSV is a leader in mobile medical, homeland security command and communications, and broadcast vehicles. The purchase price for the OSV acquisition was $142.0 in cash, including acquisition costs and net of cash acquired. In conjunction with the OSV acquisition, the Company recorded goodwill of approximately $78.7. Approximately $50.8 of the goodwill is deductible for income tax purposes. All the goodwill was assigned to the Company’s fire and emergency segment.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(in millions, except share and per share amounts; unaudited)

        On August 14, 2006, the Company completed the acquisition of 100% of the outstanding stock of Iowa Mold Tooling Co., Inc. (“IMT”) for cash. IMT is a North American manufacturer of field service vehicles and articulating cranes for niche markets. The purchase price for the IMT acquisition was $133.0, including acquisition costs and net of cash acquired. In conjunction with the IMT acquisition, the Company recorded goodwill of approximately $73.4. All the goodwill was assigned to the Company’s commercial segment and is not deductible for income tax purposes.

        The following table summarizes the preliminary fair values of the OSV and IMT assets acquired and liabilities assumed at the dates of acquisition.

Assets Acquired:
Current assets, excluding cash of $5.5	$78.1
Property, plant and equipment	11.5
Goodwill	152.1
Purchased intangible assets	101.3
Other long-term assets	0.1

Total assets acquired	343.1
Liabilities Assumed:
Current liabilities	39.4
Other long-term liabilities	28.7

Total liabilities assumed	68.1

Net assets acquired	$275.0

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

Pro forma Information

        If the JLG, OSV and IMT acquisitions had been completed on October 1, 2005, the Company’s unaudited pro forma financial information would have been as follows:

	Six Months Ended March 31,
	2007	2006
Net sales	$3,063.3	$2,802.1
Net income	92.0	79.3
Earnings per share:
Basic	$1.25	$1.08
Diluted	$1.23	$1.07

        The pro forma information for the six month period ended March 31, 2006 included expenses of approximately $16.0 for the amortization of the inventory revaluations recorded as of the acquisition dates. The pro forma information for the six month period ended March 31, 2007 included the reversal of approximately $15.1 of expense related to the amortization of the inventory revaluations that were included in the Company’s actual consolidated operating results. The pro forma information does not purport to be indicative of results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(in millions, except share and per share amounts; unaudited)

3.   Receivables

        The current portion of receivables consists of the following:

	March 31, 2007	September 30, 2006
U.S. government:
Amounts billed	$61.3	$55.2
Costs and profits not billed	3.3	1.6

	64.6	56.8
Other trade receivables	715.6	256.5
Finance receivables	14.9	--
Pledged finance receivables	10.0	--
Other receivables	47.5	11.6

	852.6	324.9
Less allowance for doubtful accounts	(20.8)	(7.0)

	$831.8	$317.9

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

        Finance and pledged finance receivables consist of the following as of March 31, 2007:

Finance receivables	$32.3
Pledged finance receivables	15.2
Estimated residual value	5.6

53.1
Less unearned income	(5.4)

Net finance and pledged finance receivables	47.7
Less allowance for doubtful accounts	(1.4)

$46.3

        Of the $47.7 in net finance and pledged finance receivables, $24.9 was recorded in receivables and $22.8 was recorded in other long-term assets. Pledged finance receivables result from the transfer of finance receivables to third parties in exchange for cash. In compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” these transfers are accounted for as debt on the Company’s consolidated balance sheets. As of March 31, 2007, the Company’s maximum loss exposure associated with these transactions was $10.8. At March 31, 2007, the Company’s allowance for doubtful accounts includes $0.2 related to pledged finance receivables.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(in millions, except share and per share amounts; unaudited)

        The following table presents details of the contractual maturities of the Company’s finance and pledged finance receivables. Historically, finance and pledged finance receivables have been paid off prior to their contractual due dates and as a result, the following amounts are not to be regarded as a forecast of future cash flows.

Fiscal Year Ending September 30,
2007 (remaining six months)	$11.5
2008	15.0
2009	9.9
2010	3.5
2011	4.1
2012	1.9
Thereafter	1.6
Residual value in equipment at lease end	5.6
Less unearned finance income	(5.4)

Net finance and pledged finance receivables	$47.7

        Provisions for losses on finance and pledged finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio.

4.   Inventories

        Inventories consist of the following:

	March 31, 2007	September 30, 2006
Raw materials	$374.5	$255.1
Partially finished products	329.0	274.6
Finished products	473.3	173.6

Inventories at FIFO cost	1,176.8	703.3
Less: Progress/performance-based payments on
U.S. government contracts	(95.1)	(77.7)
Excess of FIFO cost over LIFO cost	(40.2)	(35.8)

	$1,041.5	$589.8

        Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

5.   Investments in Unconsolidated Affiliates

        The Company’s investment in unconsolidated affiliates includes an interest in Oshkosh/McNelius Financial Services Partnership (“OMFSP”). The Company and an unaffiliated third party are general partners in OMFSP. OMFSP was formed in 1998 when each partner contributed existing lease assets (and in the case of the Company, related notes payable to third party lenders that were secured by such leases) to capitalize the partnership. OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing, primarily to customers of the Company. OMFSP purchases trucks, truck bodies and concrete batch plants from the Company, the Company’s affiliates and, occasionally, unrelated third parties for lease to user-lessees. Company sales to OMFSP were $39.2 and $25.8 for the six months ended March 31, 2007 and 2006, respectively. Banks and other third party financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is recourse to, OMFSP. All such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of FIN 46(R), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(in millions, except share and per share amounts; unaudited)

        Included in investments in unconsolidated affiliates in the Company’s Condensed Consolidated Balance Sheet at March 31, 2007 is the Company’s investment in OMFSP of $16.4, which represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in OMFSP.

        The Company also holds, along with an unaffiliated third party, a 50% interest in a joint venture in The Netherlands, RiRent Europe, B.V. (“RiRent”). RiRent was developed in 1999 to service rental companies throughout Europe with the exception of England, Scotland, Wales and Belgium. The primary mission of RiRent is to maintain a fleet of JLG aerial equipment that can be accessed by rental companies. The re-rental fleet provides rental companies with equipment to support requirements on short notice. The joint venture does not provide services directly to end users. Company sales to RiRent were $12.9 for the six months ended March 31, 2007.

        Included in investments in unconsolidated affiliates in the Company’s Condensed Consolidated Balance Sheet at March 31, 2007 is the Company’s investment in RiRent of $6.4, which represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in RiRent. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner.

6.   Property, Plant and Equipment

        The following table presents details of the Company’s property, plant and equipment:

	March 31, 2007	September 30, 2006
Land and land improvements	$40.7	$26.2
Equipment on operating lease to others	42.2	1.0
Buildings	201.5	143.5
Machinery and equipment	346.1	241.4
Construction in progress	3.3	4.7

	633.8	416.8
Less accumulated depreciation	(210.3)	(184.9)

	$423.5	$231.9

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(in millions, except share and per share amounts; unaudited)

7.   Goodwill and Purchased Intangible Assets

        The following table presents the changes in goodwill during the six months ended March 31, 2007:

Segment	September 30, 2006	Acquisitions	Translation and Other	March 31, 2007
Access equipment	$--	$1,846.5	$5.7	$1,852.2
Fire and emergency	226.7	--	0.5	227.2
Commercial	332.0	--	8.4	340.4

Total	$558.7	$1,846.5	$14.6	$2,419.8

        The adjustments included an increase of $14.3 resulting from currency translation adjustments and $0.3 related to adjustments of intangible assets and warranty accruals for the acquisitions of OSV and IMT.

        The following tables present details of the Company’s purchased intangible assets:

	March 31, 2007
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(14.3)	$41.1
Non-compete	11.3	54.0	(29.0)	25.0
Technology-related	11.8	126.0	(14.6)	111.4
Customer relationships	12.5	577.6	(15.8)	561.8
Other	12.0	16.7	(6.6)	10.1

	14.1	829.7	(80.3)	749.4
Non-amortizable tradenames		432.8	(0.1)	432.7

Total		$1,262.5	$(80.4)	$1,182.1

	September 30, 2006
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(13.6)	$41.8
Non-compete	14.0	42.0	(24.6)	17.4
Technology-related	14.5	33.2	(10.4)	22.8
Customer relationships	14.6	71.0	(0.9)	70.1
Other	12.0	16.7	(5.9)	10.8

	20.5	218.3	(55.4)	162.9
Non-amortizable tradenames		56.3	--	56.3

Total		$274.6	$(55.4)	$219.2

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(in millions, except share and per share amounts; unaudited)

        Excluding the impact of any future acquisitions, the Company anticipates amortization of purchased intangible assets for the next five years as follows:

Fiscal Year Ending September 30, 2007 (remaining six months)	$ 36.0
2008	67.8
2009	64.1
2010	63.1
2011	63.0
2012	63.0

8.   Other Long-Term Assets

        Other long-term assets consist of the following:

	March 31, 2007	September 30, 2006
Prepaid pension	$59.5	$63.3
Deferred finance charges	33.1	0.8
Customer notes receivable and other investments	27.8	--
Long-term finance receivables, less current portion	22.8	9.5
JLG supplemental employee retirement trust	10.7	--
Other	7.1	4.8

	161.0	78.4
Less allowance for notes receivable	(3.4)	--

	$157.6	$78.4

        Notes receivable and other investments are with the Company’s customers or customer affiliates and include refinancing of accounts and finance receivables as well as assisting the access equipment segment customers in their financing requirements. As of March 31, 2007, approximately 82% of the current and long-term notes receivable and other investments were due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves if required under the circumstances. Certain notes receivables are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded reserves if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

        Deferred finance charges relate to indebtedness under the Company’s bank credit facilities. Debt issuance costs are amortized based upon the lives of the respective debt obligations, using the effective interest method, or written off at the time of any note redemption or credit facility early termination. Amortization of deferred finance charges is included in interest expense and was $1.7 and $2.2 for the three and six months ended March 31, 2007, respectively, and $0.1 for both the three and six months ended March 31, 2006. In December 2006, the Company recorded a charge of $0.8 in miscellaneous expense for deferred finance costs related to credit facilities that it retired early.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(in millions, except share and per share amounts; unaudited)

9.   Credit and Related Agreements

        The Company was obligated under the following debt instruments:

	March 31, 2007	September 30, 2006
Senior Secured Facility:
Revolving line of credit	$--	$--
Term loan A	487.5	--
Term loan B	2,593.5	--
Unsecured revolving line of credit	--	71.4
Limited recourse debt from finance receivables monetizations	15.4	--
Other long-term facilities	5.3	2.9

	3,101.7	74.3
Less current portion	(87.5)	(72.1)

	$3,014.2	$2.2

Current portion of long-term debt	$87.5	$72.1
Other short-term facilities	10.3	15.4

	$97.8	$87.5

        On December 6, 2006, to finance the acquisition of JLG and to refinance a previous credit facility, the Company entered into a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions. The Credit Agreement consists of a five-year $550.0 revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). Term Loan A was in the amount of $500.0 and requires 19 quarterly principal payments of $12.5, plus interest, due quarterly beginning March 2007 through September 2011, with a final principal payment of $262.5 due December 6, 2011. Term Loan B was in the amount of $2,600.0 and requires 27 quarterly principal payments of $6.5, plus interest, due quarterly beginning March 2007 through September 2013, with a final principal payment of $2,424.5 due December 6, 2013. At March 31, 2007, outstanding letters of credit of $27.2 reduced available capacity under the Revolving Credit Facility to $522.8.

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

        The Credit Agreement contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement also requires maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined) of 5.50x for fiscal quarters ending on or before June 30, 2007, reducing to 5.25x for the fiscal quarter ending on September 30, 2007, 4.75x for the fiscal quarters ending on December 31, 2007 through September 30, 2008, 4.25x for the fiscal quarters ending on December 31, 2008 through September 30, 2009 and 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance in all material respects with these covenants at March 31, 2007.

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

        Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5% or a bank’s “Prime Rate”) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. During the second quarter of fiscal 2007, the Company amended its Credit Agreement to reduce the interest rate spread on the Term Loan B by 25 basis points over the term of the loan. The Company capitalized an additional $1.4 million related to this amendment as debt issuance costs. The weighted average interest rate on borrowings outstanding at March 31, 2007 was 7.10% for both the Term Loans A and B.

        The Company is charged a 0.15% to 0.35% annual commitment fee with respect to any unused balance under its Revolving Credit Facility, and a 1.00% to 2.00% annual fee with respect to commercial letters of credit issued under the Revolving Credit Facility, based on the Company’s leverage ratio (as defined).

        To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes the variable portion of the interest rate on debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The initial notional amount of the swap is $2,500 and is reduced in varying amounts annually each December until the termination date. The swap has been designed as a cash flow hedge of 3-month LIBOR-based interest payments. In accordance with SFAS No. 133, the effective portion of the change in fair value of the derivative will be recorded in “Accumulated Other Comprehensive Income,” while any ineffective portion is recorded as an adjustment to interest expense. At March 31, 2007, a loss of $10.6 ($6.7 million net of tax), representing the fair value of the interest rate swap at that date, was recorded in “Accumulated Other Comprehensive Income.” The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense when the hedged forecasted interest is recorded.

        Under this swap agreement, the Company will pay the counterparty interest at a fixed rate of 5.105% and the counterparty will pay the Company interest at a variable rate equal to 3-month LIBOR. The 3-month LIBOR rate applicable to this agreement was 5.35% at March 31, 2007. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 3-month LIBOR fluctuates. Neither the Company nor the counterparty, which is a prominent bank institution, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults.

        As a result of the sale of finance receivables through limited recourse monetization transactions, the Company has $15.4 of limited recourse debt outstanding as of March 31, 2007. The aggregate amount of limited recourse debt outstanding at March 31, 2007 becomes due in fiscal 2007 through 2009 as follows: $5.7, $6.2, and $3.5, respectively.

        The Company’s subsidiaries have various other long-term financing arrangements totaling $5.3 at March 31, 2007.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(in millions, except share and per share amounts; unaudited)

10.   Other Current Liabilities

        Other current liabilities consists of the following:

	March 31, 2007	September 30, 2006
Accrued warranty	$78.8	$56.9
Deferred revenue	14.3	35.4
Accrued product liability	21.5	14.2
Other taxes payable	37.1	17.3
JLG supplemental retirement payable	10.5	--
Accrued customer incentive programs	26.6	--
Accrued interest	18.6	--
Other current liabilities	67.7	46.9

	$275.1	$170.7

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

        Changes in the Company’s warranty liability were as follows:

	Six Months Ended March 31,
	2007	2006
Balance at beginning of period	$56.9	$39.5
Acquisitions	20.8	--
Warranty provisions for the period	24.7	14.4
Settlements made during the period	(22.7)	(13.7)
Changes in liability for pre-existing warranties
during the period, including expirations	(1.2)	3.4
Foreign currency translation adjustment	0.3	--

Balance at end of period	$78.8	$43.6

11.   Derivative Financial Instruments

        Historically, the Company has used forward foreign exchange currency contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. Historically, the Company has designated these hedges as either cash flow hedges or fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

        At March 31, 2007, the U.S. dollar equivalent of outstanding foreign exchange forward currency contracts designated as hedges in accordance with SFAS No. 133 totaled $9.1 in notional amounts, including $6.4 in contracts to sell Euro and $2.7 in contracts to purchase Euro. These contracts have been designated as cash flow hedges. Net unrealized losses on outstanding foreign exchange forward currency contracts at March 31, 2007 totaled $0.1 and have been included in accumulated other comprehensive income. All balances are expected to be reclassified from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales and sales of products whose underlying costs contain purchases denominated in foreign currencies.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(in millions, except share and per share amounts; unaudited)

        European subsidiaries of the Company’s access equipment segment have entered into forward foreign exchange currency contracts to create an economic hedge to manage some of their foreign currency exchange risk exposure associated with material purchases in conjunction with the manufacture and sale of products. The Company has not designated these derivative contracts as hedge transactions under SFAS No. 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives are included in the Condensed Consolidated Balance Sheet in other current assets and other current liabilities. At March 31, 2007, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $344.1 in notional amounts, including $244.5 in contracts to sell Euro, $1.4 in contracts to sell British Sterling, $66.6 in contracts to sell Australian Dollars and $31.6 in contracts to sell British Sterling and purchase Euro. The mark-to-market impact related to the above forwards for the three and six months ended March 31, 2007 were losses of approximately $3.0 and $1.2, respectively, and is included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income along with mark-to-market adjustments on outstanding foreign currency denominated payables.

        To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable rate debt, the Company entered into an amortizing interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. See Note 9 of the Notes to Condensed Consolidated Financial Statements for information regarding the interest rate swap.

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

        The Company recognizes compensation expense for stock option and restricted stock awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended March 31, 2007 was $3.4 ($2.3 net of tax) and $5.6 ($3.9 net of tax), respectively. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended March 31, 2006 was $3.1 ($2.0 net of tax) and $5.3 ($3.5 net of tax), respectively.

        Stock Options – For the six months ended March 31, 2007 and 2006, the Company recorded $3.2 and $2.9, respectively, of stock-based compensation expense in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income associated with outstanding unvested stock options. As of March 31, 2007, the Company had $4.7 of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 2.2 years.

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

	Six Months Ended March 31,
Options Granted During	2007	2006
Risk-free interest rate	4.76%	4.52%
Expected volatility	32.4%	36.9%
Expected dividend yield	0.80%	0.70%
Expected term (in years)	5.44	5.40

        The weighted-average grant-date fair value of options granted during the six months ended March 31, 2007 and 2006 based on these assumptions was $18.95 and $20.44, respectively.

        A summary of option activity as of March 31, 2007, and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at October 1, 2006	2,937,594	$25.30
Granted	26,000	53.40
Exercised	(261,483)	15.22

Outstanding at March 31, 2007	2,702,111	$26.54	6.7	$71.5

Exercisable at March 31, 2007	1,914,578	$19.29	5.8	$64.6

        The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of the six month period ended March 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the six months ended March 31, 2007 and 2006 was $9.4 and $7.8, respectively.

        Restricted Stock Awards – For the six months ended March 31, 2007 and 2006, approximately $2.4 and $2.4, respectively, of stock-based compensation associated with restricted stock awards was recorded in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income. As of March 31, 2007, there was $5.1 of unrecognized compensation expense related to restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.2 years.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(in millions, except share and per share amounts; unaudited)

        A summary of the status of the Company’s restricted stock activity as of March 31, 2007 and changes during the six month period then ended is presented below:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at October 1, 2006	438,796	$24.43
Granted	48,500	53.22
Vested	(7,269)	42.95

Nonvested at March 31, 2007	480,027	27.01

        The total fair value of shares vested during the six months ended March 31, 2007 and 2006 was $0.4 and $0.2, respectively.

13.   Comprehensive Income

        Total comprehensive income is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net income	$50.9	$49.8	$92.1	$102.9
Currency translation adjustments	15.5	3.7	18.2	0.2
Derivative instruments, net of
income taxes	(5.2)	1.2	(1.0)	5.1

Other comprehensive income	10.3	4.9	17.2	5.3

Comprehensive income	$61.2	$54.7	$109.3	$108.2

14.   Earnings Per Share

        The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Basic weighted average shares outstanding	73,535,741	73,174,307	73,444,391	73,111,001
Effect of dilutive securities:
Stock options and incentive compensation awards	1,236,534	1,232,667	1,241,322	1,172,257

Diluted weighted average shares outstanding	74,772,275	74,406,974	74,685,713	74,283,258

        Options to purchase 422,500 shares of Common Stock were outstanding during the three and six month periods ended March 31, 2007, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

        Options to purchase 26,000 shares of Common Stock were outstanding during the three and six month periods ended March 31, 2006, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Common Stock, and therefore, the effect would be anti-dilutive. An additional 395,200 options were outstanding during the six month period ended March 31, 2006, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(in millions, except share and per share amounts; unaudited)

15.   Employee Benefit Plans

        Components of net periodic pension benefit cost were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Service cost	$2.3	$2.0	$4.5	$4.0
Interest cost	2.3	1.9	4.5	3.7
Expected return on plan assets	(3.0)	(2.4)	(6.1)	(4.9)
Amortization of prior service cost	0.2	0.1	0.5	0.3
Amortization of net loss	0.6	0.7	1.3	1.5

Net periodic benefit cost	$2.4	$2.3	$4.7	$4.6

        The Company expects to contribute up to $5.0 to its pension plans in fiscal 2007 compared to $24.1 in fiscal 2006. The Company expects to make lower contributions in fiscal 2007 following several years of higher contributions because the Company’s pension plans are nearly fully funded.

        Components of net periodic other post-employment benefit costs were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Service cost	$0.5	$0.4	$0.9	$0.9
Interest cost	0.4	0.4	0.8	0.7
Amortization of net losses	0.1	0.1	0.2	0.3

	$1.0	$0.9	$1.9	$1.9

        The Company made contributions to fund benefit payments of $0.2 and $0.1 for the three month periods and $0.3 and $0.3 for the six month periods ended March 31, 2007 and 2006, respectively, under its other post-employment benefit plans. The Company estimates additional contributions of approximately $0.5 will be made under these other post-employment plans prior to the end of fiscal 2007.

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

        At March 31, 2007 and September 30, 2006, the Company had reserves of $4.9 and $5.2, respectively, for losses related to environmental matters that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

        The Company is contingently liable under bid, performance and specialty bonds totaling approximately $249.1 and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $27.2 at March 31, 2007.

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

        In the access equipment segment, the Company is party to multiple agreements whereby it guarantees $162.7 in indebtedness of others, including $87.4 maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party debt. As of March 31, 2007, 78% of the Company’s third party debt guarantee obligations related to three customers. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability, among other things, to take possession of the underlying collateral. At March 31, 2007, the Company had recorded $5.6 of liabilities related to these agreements. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional accruals may be required. While the Company believes it is unlikely that it would experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations, and in the event that occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of those reserved. Its losses under these guarantees would generally be mitigated by the value of any underlying collateral including financed equipment, the finance company’s inability to provide to the Company clear title to foreclosed equipment and other conditions.

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

        At March 31, 2007 and September 30, 2006, the reserve for product and general liability claims was $49.2 (including $35.1 related to the newly acquired access equipment segment) and $14.2, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

17.   Business Segment Information

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net sales:
Access equipment	$707.9	$--	$825.6	$--
Defense	306.0	334.2	617.7	697.3
Fire and emergency	294.2	221.3	560.2	437.7
Commercial	361.9	299.5	680.9	520.7
Intersegment eliminations	(9.3)	(10.2)	(16.9)	(20.6)

Consolidated	$1,660.7	$844.8	$2,667.5	$1,635.1

Operating income (loss):
Access equipment	$53.2	$--	$55.6	$--
Defense	52.8	65.8	107.4	138.4
Fire and emergency	27.6	17.9	52.2	38.8
Commercial	22.1	15.3	42.9	23.6
Corporate and other	(20.9)	(19.3)	(39.7)	(34.1)

Consolidated operating income	134.8	79.7	218.4	166.7
Interest expense, net of interest income	(61.0)	0.2	(81.1)	(0.1)
Miscellaneous other income (expense)	0.8	(0.2)	0.5	(0.4)

Income before provision for income taxes, equity in earnings
of unconsolidated affiliates and minority interest	$74.6	$79.7	$137.8	$166.2

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(in millions, except share and per share amounts; unaudited)

        Net sales by geographic region based on product shipment destination were as follows:

	Six Months Ended March 31,
	2007	2006
United States	$2,090.0	$1,339.1
Other North America	61.0	33.6
Europe, Africa and Middle East	422.3	201.5
Rest of world	94.2	60.9

Consolidated	$2,667.5	$1,635.1

	March 31, 2007	September 30, 2006
Identifiable assets:
Access equipment:
North America	$2,862.5	$--
Europe, Africa and the Middle East(a)	882.9	--
Rest of world	308.2	--

Total access equipment	4,053.6	--
Defense - U.S.	202.6	244.1
Fire and emergency:
U.S.	760.3	732.1
Europe	121.4	120.1

Total fire and emergency	881.7	852.2
Commercial:
U.S.(a)	779.1	731.4
Other North America	31.9	25.3
The Netherlands	183.6	162.9
Other European	93.1	94.8

Total commercial	1,087.7	1,014.4
Corporate and other - U.S.	37.5	0.2

Consolidated	$6,263.1	$2,110.9

(a) Includes investment in unconsolidated affiliates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

        This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Truck Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions, “Executive Overview” and “Fiscal 2007 Outlook” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the consequences of financial leverage associated with the JLG Industries, Inc. (“JLG”) acquisition; the challenges of integrating acquired businesses including JLG, Oshkosh Specialty Vehicles (“OSV”) and Iowa Mold Tooling Co., Inc. (“IMT”); the Company’s ability to turn around its Geesink Norba Group (“Geesink”) and Medtec businesses; the cyclical nature of the Company’s access equipment, commercial and fire and emergency markets; risks related to reductions in government expenditures and the uncertainty of government contracts; the availability of defense truck carcasses for remanufacturing; risks associated with international operations and sales, including foreign currency fluctuations; and risks related to the collectibility of access equipment receivables. In addition, the Company’s expectations for fiscal 2007 are based in part on certain assumptions made by the Company, which are set forth under the caption “Certain Assumptions.” Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (the “SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2007.

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

        Commercial – concrete mixer systems, refuse vehicle bodies, mobile and stationary compactors and waste transfer units, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in North America, Europe and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction, and other companies in the U.S. and abroad.

Executive Overview

        The Company reported higher second quarter results in fiscal 2007, with earnings per share up 1.5% over the prior year second quarter, which was an improvement over first quarter results in fiscal 2007 in which earnings per share declined 23.6% compared to the first quarter of fiscal 2006. The Company expects to report substantially higher earnings in the second half of fiscal 2007 and for the full year of fiscal 2007 despite the weak first half performance and the many challenges facing the Company. These challenges include contract requirements to substantially increase defense production in the second half of fiscal 2007; the start up of the Mine Resistant Ambush Protected (“MRAP”) vehicle contract, which will involve accelerated start-up of a high volume of new, complex vehicles; the Company’s integration of JLG, which substantially increased the financial leverage of the Company; new diesel engine emissions standards changes effective January 1, 2007, which will substantially reduce the near-term demand for vehicles and vehicle bodies in certain of its businesses; and the turn around of the Company’s Geesink and Medtec businesses.

        Conversely, the Company expects its new access equipment business, JLG, to report higher sales and earnings in the second half of fiscal 2007 due to expected strong non-residential end markets in North America and Europe and seasonal factors that tend to drive sales up during warmer months. The Company also expects JLG’s earnings to improve in the second half of fiscal 2007 as the Company anticipates all purchase accounting-related inventory revaluation charges were incurred in the first half of fiscal 2007 and as the Company expects further operating expense and procurement synergies to be realized in the second half of fiscal 2007. The Company expects that these factors should cause the JLG acquisition to become accretive to earnings in the second half and for the full year of fiscal 2007.

        Additionally, the 2007 U.S. federal budget and supplemental bill passed by Congress in October 2006 included the largest funding appropriation in history for the Company, following several strong funding years, as the Company supports its largest customer, the U.S. Department of Defense (the “DoD”), in its mission to fulfill Operation Iraqi Freedom. Various news publications have reported that an anticipated large federal supplemental bill in May or June of 2007 could include additional amounts of significant funding for the Company’s DoD contracts. Consequently, the Company is hiring additional employees and planning to gradually increase its daily defense truck production commencing in the third quarter of fiscal 2007 to a level approximately 35% higher than daily production levels at the beginning of the fiscal year. The Company believes that these actions will lead to substantially higher defense sales and earnings in the second half of fiscal 2007 and higher defense sales and operating income for the full fiscal year 2007. During the second quarter of fiscal 2007, the Company was awarded contracts for four prototype MRAP vehicles for testing and an initial production order for 100 MRAP vehicles. Should testing and initial production be successful, it is possible that the Company could be awarded substantially higher volumes of MRAP vehicles which would largely impact fiscal 2008 and beyond.

        The Company expects that its fire and emergency segment will report strong earnings in fiscal 2007 primarily due to the strength of its first half performance and of its backlog at March 31, 2007.

        The commercial segment has reported strong results in the first half of the fiscal year. Beginning in its third fiscal quarter, however, the Company expects this segment’s results to decline as the Company anticipates that the strong demand experienced prior to the diesel engine emissions standards changes in the U.S., effective January 1, 2007, will fall off sharply. This segment has also been adversely affected by operating losses at Geesink, the Company’s European refuse business. The Company expects to realize significant cost savings in fiscal 2008 from workforce and other expense reductions initiated during the second quarter as well as from synergies in this business as it leverages available capacity, including Eastern European manufacturing facilities, to support European growth in the Company’s new access equipment business. Because the commercial segment is the Company’s smallest segment in terms of operating income, the Company expects the strength in its other segments, as described above, will permit the Company to be able to report higher consolidated earnings in the second half of fiscal 2007 in spite of the slowdown and challenges in the commercial segment in the second half of fiscal 2007.

        Summarized second quarter and year-to-date results for fiscal 2007 and projected results for the third quarter and full year below reflect these business conditions.

	Percentage Increase vs. Prior Period
	Actual Second Quarter Fiscal 2007	Actual First Half Fiscal 2007	Third Quarter Fiscal 2007 Estimates	Full Year Fiscal 2007 Estimates
Sales	96.6%	63.1%	93.0% - 103.0%	78.0% - 80.9%
Operating income	69.1%	31.0%	105.0% - 110.0%	74.3% - 78.0%
Net income	2.1%	(10.5)%	26.4% - 33.4%	14.8% - 18.7%
Earnings per share	1.5%	(11.5)%	25.0% - 32.0%	14.1% - 17.8%

        The Company’s results for the first half of fiscal 2007 were driven by an anticipated decrease in parts and service sales and shift in the mix of trucks in the Company’s defense segment, operating losses at Geesink and earnings dilution related to the acquisition of JLG. These results were partially offset by better fire and emergency segment and North American refuse and concrete placement results as well as improved earnings of unconsolidated affiliates.

        Since 1996, the Company has selectively pursued strategic acquisitions to enhance its product offerings and diversify its business. The Company has focused its acquisition strategy on providing a full range of products to customers in specialty vehicle and vehicle body markets that are growing and where it can develop strong market positions and achieve acquisition synergies. On December 6, 2006, the Company completed its fifteenth acquisition since 1996 with the purchase of JLG for $3.1 billion, including transaction costs and the assumption of debt. The results of JLG’s operations are included in the consolidated results of the Company from the date of acquisition. JLG contributed sales of $825.6 million and operating income of $55.6 million to consolidated results for the six months ended March 31, 2007. After consideration of interest costs on acquisition-related debt, JLG was dilutive to earnings per share by $0.15 for the first half of the fiscal year. The Company estimates that the acquisition of JLG will add sales of $2.35 — $2.45 billion, with operating income margins of approximately 9.5%, to results in fiscal 2007 and that, including the borrowing costs for the acquisition, JLG will be approximately $0.25 — $0.35 accretive to earnings per share in fiscal 2007.

        Since the onset of Operation Iraqi Freedom in 2003, the Company’s defense segment has benefited substantially from increased DoD requirements for new trucks, parts, service, armoring and remanufacturing of the Company’s defense vehicles operated in Iraq. In the first six months of fiscal 2007, the Company experienced an unfavorable mix shift in truck production and experienced lower armor sales. As a result of these and other factors, the Company’s defense segment sales and operating income decreased 11.4% and 22.4%, respectively, during the first half of fiscal 2007 compared to the first half of the prior year. The Company expects that sales will recover during the second half of fiscal 2007 based on the strength of its backlog at March 31, 2007. The Company is in the process of increasing daily defense truck production in the second half of fiscal 2007 to meet this demand. The Company projects defense segment sales to increase by $100 to $150 million in fiscal 2007 due to additional federal funding, which includes requirements for new trucks to meet the DoD’s requirements for Operation Iraqi Freedom, while it projects defense parts and service sales to decrease in fiscal 2007 due to the slowdown in spending in the first six months of the year.

        The Company’s fire and emergency segment experienced sales growth of 28.0% in the first six months of fiscal 2007 and an operating income increase of 34.5%. The acquisition of Oshkosh Specialty Vehicles added sales of $64.5 million and operating income of $3.9 million to the first half results. The higher organic sales levels reflected strong order flow for domestic fire apparatus and homeland security products as well as stronger towing product and airport product sales. The Company expects the fire and emergency segment sales will grow by approximately $200 million in fiscal 2007, as a result of an estimated low double-digit organic growth rate and the addition of OSV. The Company expects operating income margins to remain flat compared to fiscal 2006 as cost reduction activities at the Company’s domestic fire apparatus business are offset by start-up costs related to a facility expansion at its towing products business. The Company estimates that the acquisition of OSV will add sales and operating income of $115.0 million and $12.0 million, respectively, to segment results in fiscal 2007. The organic growth reflects flat to lower industry demand following the diesel engine emissions standards changes effective January 1, 2007 as well as anticipated price increases and some market share gains.

        Sales in the Company’s commercial segment increased 30.8% in the first half of fiscal 2007 and operating income increased 81.5%. The increases in sales and operating income were largely attributable to strong demand at the Company’s North American businesses in advance of diesel engine emissions standards changes effective January 1, 2007 for diesel engines in the classes of chassis the Company sells and/or utilizes for mounting of the Company’s vehicle bodies. Operating income also benefited from improved pricing and improved product mix in the Company’s North American operations. Sales at the Company’s European refuse business were down 15.8% in the first half of fiscal 2007 as compared to the first half of fiscal 2006 due to soft demand for the Company’s products in the United Kingdom, the lack of available chassis in France and some market share losses. In the second quarter of fiscal 2007, the Company incurred charges totaling $4.9 million for a reduction in its European refuse business salaried workforce, the closure of an underutilized facility and other adjustments. As a result, the Company’s European refuse operations had an operating loss of $10.4 million in the first half of fiscal 2007 compared with operating income of $2.5 million in the first half of fiscal 2006. The Company expects this business to report a small operating profit in the second half of fiscal 2007 due to the cost reductions implemented in the second quarter of fiscal 2007.

        The Company estimates the commercial segment’s sales will remain flat in fiscal 2007 due to lower industry demand for concrete mixers and refuse packers in the U.S. subsequent to the diesel engine emissions standards changes effective January 1, 2007, offset by the addition of IMT. The Company estimates that the acquisition of IMT will add sales and operating income of approximately $90.0 million and $11.0 million, respectively, to segment results in fiscal 2007. The Company projects that demand for concrete placement and domestic refuse products in calendar 2007 will decline about 10% to 20% due to the diesel engine emissions standards changes. The Company expects the decline to affect it beginning in the third quarter of fiscal 2007 when its remaining inventory of 2006 model year chassis is expected to be depleted. The Company projects operating income margins to be down about 50 to 100 basis points in fiscal 2007 as a result of expected losses at the Company’s European refuse business offset in part by the benefits of price increases and cost reduction initiatives in North America and the acquisition of IMT.

        The Company’s cash flow was strong in the second quarter of fiscal 2007 due to the receipt of customer advances. Assuming no further acquisitions, the Company estimates that debt will be approximately $3.0 to $3.1 billion at September 30, 2007.

        Based on the Company’s better than anticipated financial performance in its second quarter and because the Company now expects $50 million of lower defense parts and service sales in the second half of fiscal 2007 than previous estimates as a service contract was awarded to the Company later than anticipated, the Company announced on May 3, 2007 that it had reaffirmed its estimated range of fiscal 2007 earnings per share assuming dilution of $3.15 — $3.25 per share. The estimate range also recognizes the challenges described in this “Executive Overview” that the Company expects to face throughout the balance of fiscal 2007.

        Please refer to “Fiscal 2007 Outlook” and “Certain Assumptions” for a discussion of the Company’s sales, operating income, net income, earnings per share and debt estimates for fiscal 2007.

Results of Operations

Analysis of Consolidated Net Sales

        The following table presents net sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
Net sales	2007	2006	2007	2006
Access equipment	$707.9	$--	$825.6	$--
Defense	306.0	334.2	617.7	697.3
Fire and emergency	294.2	221.3	560.2	437.7
Commercial	361.9	299.5	680.9	520.7
Intersegment eliminations	(9.3)	(10.2)	(16.9)	(20.6)

Consolidated	$1,660.7	$844.8	$2,667.5	$1,635.1

Second Quarter Fiscal 2007 Compared to 2006

        Consolidated net sales increased 96.6% to $1.7 billion for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. The acquisitions of OSV, IMT and JLG contributed sales totaling $772.5 million in the quarter. The remaining increase in sales was driven by an increase in sales in the commercial and fire and emergency segments, partially offset by a decrease in the defense segment.

        Access equipment net sales were $707.9 million for the second quarter of fiscal 2007. Access equipment sales reflected strong demand in Europe for all products and in North America for aerial work platforms but the segment experienced softer demand for telehandlers in North America as a result of a slowdown in residential construction. Sales for the segment in the second quarter of fiscal 2007 were 19.6% higher than sales for JLG as a stand-alone company for the same period in the prior year.

        Defense segment net sales decreased 8.4% to $306.0 million for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. The decrease was attributable to lower parts and service sales. Sales of new and remanufactured trucks were up slightly versus the comparable prior year quarter.

        Fire and emergency segment net sales increased 32.9% to $294.2 million for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. The acquisition of OSV contributed sales totaling $35.8 million in the quarter. Sales rose 16.8% for other businesses in the segment, reflecting higher fire apparatus, towing product, and airport product sales. In the second quarter of the prior year, two separate component issues arose that precluded revenue recognition of 70 fire apparatus involving sales of $13.6 million. The increase in fire apparatus sales also reflected higher demand for chassis including engines purchased in advance of diesel engine emissions standards changes effective January 1, 2007 and market share gains.

        Commercial segment net sales increased 20.9% to $361.9 million for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. The acquisition of IMT contributed net sales of $28.8 million in the quarter. Concrete placement product sales were up 11.7% in the second quarter of fiscal 2007 as compared to 2006, largely due to sales of units with chassis purchased in advance of diesel engine emissions standards changes effective January 1, 2007. Domestic refuse sales were 35.2% higher due to an increase in shipments to large U.S. commercial waste haulers and municipalities. European refuse sales were down 12.3% in the second quarter of fiscal 2007 as compared to 2006 due to soft demand for the Company’s products in the United Kingdom, the lack of available chassis for mounting refuse packers in France and market share losses.

First Six Months of Fiscal 2007 Compared to 2006

        Consolidated net sales increased 63.1% to $2.7 billion for the first six months of fiscal 2007 compared to the first six months of fiscal 2006. The acquisitions of OSV, IMT and JLG contributed sales totaling $946.5 million in the first six months of fiscal 2007. The remaining increase in sales was driven by an increase in sales in the commercial and fire and emergency segments, partially offset by a decrease in the defense segment.

        Access equipment net sales were $825.6 million through the second quarter of fiscal 2007. Access equipment sales represent sales of JLG from December 6, 2006, the date of acquisition, through the end of the second quarter. Since the date of acquisition, JLG has experienced strong demand in Europe for all products and in North America for aerial work platforms, but the segment has experienced softer demand for telehandlers in North America as a result of a slowdown in residential construction.

        Defense segment net sales decreased 11.4% to $617.7 million for the six months ended March 31, 2007 compared to the same period in the prior year. The decrease was attributable to lower parts and service sales as several large non-recurring armor and armor installation projects had taken place in the first six months of fiscal 2006. Sales of new and remanufactured trucks for the first six months were up slightly versus the comparable prior year period.

        Fire and emergency segment net sales increased 28.0% to $560.2 million for the six months ended March 31, 2007 compared to the same period in the prior year. The acquisition of OSV contributed sales totaling $64.5 million in the first six months of fiscal 2007. Sales rose 13.2% for other businesses in the segment, reflecting higher domestic fire apparatus sales, increased towing product sales, and an increase in airport product sales. The increase in fire apparatus sales also reflected higher demand for chassis including engines purchased in advance of diesel engine emissions standards changes effective January 1, 2007 and market share gains.

        Commercial segment net sales increased 30.8% to $680.9 million for the six months ended March 31, 2007 compared to the same period in the prior year. The acquisition of IMT contributed net sales of $56.4 million in the first six months of fiscal 2007. Concrete placement product sales were up 25.3% in the first six months of fiscal 2007 as compared to 2006, largely due to sales of units with chassis purchased in advance of diesel engine emissions standards changes effective January 1, 2007. Domestic refuse sales were 40.2% higher due to an increase in shipments to large U.S. commercial waste haulers. European refuse sales were down 15.8% in the first six months of fiscal 2007 as compared to 2006 due to soft demand for the Company’s products in the United Kingdom, the lack of available chassis for mounting refuse packers in France and some market share losses.

Analysis of Consolidated Operating Income

        The following table presents operating income by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
Operating income (loss)	2007	2006	2007	2006
Access equipment	$53.2	$--	$55.6	$--
Defense	52.8	65.8	107.4	138.4
Fire and emergency	27.6	17.9	52.2	38.8
Commercial	22.1	15.3	42.9	23.6
Corporate and other	(20.9)	(19.3)	(39.7)	(34.1)

Consolidated operating income	$134.8	$79.7	$218.4	$166.7

Second Quarter Fiscal 2007 Compared to 2006

        Consolidated operating income increased 69.1% to $134.8 million, or 8.1% of sales, in the second quarter of fiscal 2007 compared to $79.7 million, or 9.4% of sales, in the second quarter of fiscal 2006. The acquisitions of OSV, IMT and JLG contributed operating income totaling $59.3 million in the second quarter of fiscal 2007.

        Access equipment segment operating income was $53.2 million, or 7.5% of sales. Operating income for the access equipment segment for the second quarter included charges of approximately $8.5 million related to the inventory revaluation as of the JLG acquisition date and $16.1 million for the recurring amortization of JLG intangible and tangible assets established in the preliminary purchase accounting for the JLG acquisition.

        Defense segment operating income decreased 19.8% to $52.8 million, or 17.3% of sales, in the quarter compared to $65.8 million, or 19.7% of sales, in the prior year quarter. The decrease in earnings during the second quarter reflected an adverse truck product mix, lower margins on the renewal of the Family of Heavy Tactical Vehicles contract and lower parts and service sales.

        Fire and emergency segment operating income increased 54.6% to $27.6 million, or 9.4% of sales, in the quarter compared to $17.9 million, or 8.1% of sales, in the prior year quarter. The OSV acquisition contributed operating income of $2.2 million during the second quarter. Operating income for OSV for the second quarter included charges of approximately $1.6 million for the inventory revaluation as of the OSV acquisition date. Operating income for the other businesses in the segment increased 42.3% for the quarter, reflecting higher sales in the quarter and improved margins at the Company’s domestic fire apparatus business as a result of ongoing cost reduction initiatives.

        Commercial segment operating income increased 44.3% to $22.1 million, or 6.1% of sales, in the quarter compared to $15.3 million, or 5.1% of sales, in the prior year quarter. The IMT acquisition contributed operating income of $3.9 million during the second quarter. Operating income for the other businesses in the segment increased 19.0% for the quarter. The growth in operating income and margins in the quarter was largely due to higher pricing and higher sales volumes in North America as compared to the prior year quarter offset in part by a $6.2 million operating loss sustained at the Company’s European refuse operations. The Company’s European refuse operating loss in the second quarter of fiscal 2007 resulted primarily from charges totaling $4.9 million for workforce reductions and other adjustments and lower unit volumes.

        Corporate operating expenses and inter-segment profit elimination increased $1.6 million to $20.9 million in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 largely due to higher personnel costs and integration costs associated with the acquisition of JLG.

        Consolidated operating expenses increased 100.3% to $139.5 million, or 8.4% of sales, in the second quarter of fiscal 2007 compared to $69.6 million, or 8.2% of sales in the second quarter of fiscal 2006. Consolidated operating expenses as a percentage of sales grew largely due to the impact of recent acquisitions which have higher operating expenses as a percentage of sales because of amortization related to purchased intangible assets.

First Six Months Fiscal 2007 Compared to 2006

        Consolidated operating income increased 31.0% to $218.4 million, or 8.2% of sales, in the first six months of fiscal 2007 compared to $166.7 million, or 10.2% of sales, in the first six months of fiscal 2006. The acquisitions of OSV, IMT and JLG contributed operating income totaling $67.0 million in the first six months of fiscal 2007.

        Access equipment segment operating income was $55.6 million, or 6.7% of sales. Operating income for the access equipment segment for the first six months included charges of approximately $12.0 million related to the inventory revaluation as of the JLG acquisition date and $19.9 million for the recurring amortization of JLG intangible and tangible assets established in the preliminary purchase accounting for the JLG acquisition. Fiscal 2007 operating income margins were also negatively affected by the timing of the acquisition just prior to JLG’s seasonal holiday shut-down in December 2006.

        Defense segment operating income decreased 22.4% to $107.4 million, or 17.4% of sales, in the first six months of fiscal 2007 compared to $138.4 million, or 19.9% of sales, in the prior year period. Earnings during the first six months reflected an adverse truck product mix, lower parts and service sales and higher new product development and bid and proposal spending.

        Fire and emergency segment operating income increased 34.5% to $52.2 million, or 9.3% of sales, in the first six months of fiscal 2007 compared to $38.8 million, or 8.9% of sales, in the prior year period. The OSV acquisition contributed operating income of $3.9 million during the first six months of fiscal 2007. Operating income for OSV for the first six months included charges of approximately $3.2 million for the inventory revaluation as of the OSV acquisition date. Operating income for the other businesses in the segment increased 24.6% for the first six months of fiscal 2007 reflecting strong fire apparatus sales and improved margins at the Company’s domestic fire apparatus business as a result of ongoing cost reduction initiatives.

        Commercial segment operating income increased 81.5% to $42.9 million, or 6.3% of sales, in the first six months of fiscal 2007 compared to $23.6 million, or 4.5% of sales, in the prior year period. The IMT acquisition contributed operating income of $7.5 million during the first six months of fiscal 2007. Operating income for the other businesses in the segment increased 49.8% for the first six months of fiscal 2007. The growth in operating income and margins in the first six months of fiscal 2007 was largely due to higher pricing and higher sales volumes in North America as compared to the prior year period offset in part by a $10.4 million operating loss sustained at the Company’s European refuse operations. The Company’s European refuse operating loss in the first six months of fiscal 2007 resulted primarily from lower unit volumes and charges totaling $4.9 million for workforce reductions and other adjustments.

        Corporate operating expenses and inter-segment profit elimination increased $5.6 million to $39.7 million in the first six months of fiscal 2007 compared to the same period in the prior year largely due to higher professional services, personnel costs and integration costs.

        Consolidated operating expenses increased 73.8% to $228.6 million, or 8.6% of sales, during the first six months of fiscal 2007 compared to $131.6 million, or 8.0% of sales, in the prior year period. Consolidated operating expenses as a percentage of sales grew largely due to the impact of recent acquisitions which have higher operating expenses as a percentage of sales because of amortization related to purchased intangible assets.

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2007 Compared to 2006

        Interest expense net of interest income increased $61.2 million to $61.0 million in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, largely as a result of borrowings for the JLG acquisition.

        The effective income tax rate decreased to 36.0% for the second quarter of fiscal 2007 compared to 38.0% in the second quarter of fiscal 2006 due to the tax benefits associated with the acquisition of JLG and the reinstatement of the federal research and development tax credit.

        Equity in earnings of unconsolidated affiliates of $2.9 million in the second quarter of fiscal 2007 and $0.4 million in fiscal 2006 represents the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe. The increase in equity in earnings for the second quarter of fiscal 2007 represents improved performance of the commercial entity in Mexico and the addition of the joint venture in Europe, which was acquired in the acquisition of JLG.

First Six Months Fiscal 2007 Compared to 2006

        Interest expense net of interest income increased $81.0 million to $81.1 million in the first six months of fiscal 2007 compared to the same period in the prior year, largely as a result of borrowings for the JLG acquisition.

        The effective income tax rate decreased to 36.0% for the first six months of fiscal 2007 compared to 38.5% in the first six months of fiscal 2006 due to the tax benefits associated with the acquisition of JLG and the reinstatement of the federal research and development tax credit.

        Equity in earnings of unconsolidated affiliates of $3.9 million in the first six months of fiscal 2007 and $1.0 million in the first six months of fiscal 2006 primarily represents the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe. The increase in equity in earnings for the second quarter of fiscal 2007 represents improved performance of the commercial entity in Mexico and the addition of the joint venture in Europe.

Financial Condition

        Cash provided by operating activities of $245.4 million and borrowings of $3.1 billion funded the acquisition of JLG, capital expenditures of $40.8 million, repayments of the Revolving Credit Facility of $81.8 million and of long-term debt of $19.5 million, debt issuance costs of $34.9 million, and dividends of $14.8 million. Cash provided by operations during the first six months of fiscal 2007 increased $236.3 million compared to cash provided by operations in the first six months of fiscal 2006. The increase primarily resulted from the receipt of performance-based payments from the DoD. The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate significantly, from quarter to quarter, due to changes in working capital requirements arising principally from seasonal fluctuations in sales, the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD.

        Working capital of $527.6 million at March 31, 2007 was $406.2 million higher than at September 30, 2006. The increase from September 30, 2006 was due primarily to the acquisition of JLG which historically operated with higher working capital than the Company. Inventories have also been affected by a build in 2006 model year engines and chassis.

        Total capitalization of $4.3 billion at March 31, 2007 included short-term debt of $0.1 billion, long-term debt (excluding current maturities) of $3.0 billion and shareholders’ equity of $1.2 billion. The Company’s total capitalization at September 30, 2006 was $1.2 billion. Total debt as a percentage of total capitalization at March 31, 2007 was 72.7% compared to 7.8% at September 30, 2006. The increase in total capitalization was due to borrowings to finance the acquisition of JLG.

Liquidity and Capital Resources

        The Company had cash and cash equivalents of $46.8 million and $522.8 million of unused availability under the terms of its Revolving Credit Facility (as defined below) as of March 31, 2007. The Company’s primary cash requirements include working capital, capital expenditures, dividends, and interest and principal payments on indebtedness.

        On December 6, 2006, to finance the acquisition of JLG and to refinance a previous credit facility, the Company entered into a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions. The Credit Agreement consists of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). Term Loan A was in the amount of $500.0 million and requires 19 quarterly principal payments of $12.5 million, plus interest, due quarterly beginning March 2007 through September 2011, with a final principal payment of $262.5 million due December 6, 2011. Term Loan B was in the amount of $2.6 billion and requires 27 quarterly principal payments of $6.5 million, plus interest, due quarterly beginning March 2007 through September 2013, with a final principal payment of $2,424.5 million due December 6, 2013.

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

        The Credit Agreement contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement also requires maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined) of 5.50x for fiscal quarters ending on or before June 30, 2007, reducing to 5.25x for the fiscal quarter ending on September 30, 2007, 4.75x for the fiscal quarters ending on December 31, 2007 through September 30, 2008, 4.25x for the fiscal quarters ending on December 31, 2008 through September 30, 2009 and 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance in all material respects with these covenants at March 31, 2007.

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

        Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5% or a bank’s “Prime Rate”) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. During the second quarter of fiscal 2007, the Company amended its Credit Agreement to reduce the interest rate spread on the Term Loan B by 25 basis points over the term of the loan. The weighted average interest rate on borrowings outstanding under the Credit Agreement was 7.10% at March 31, 2007.

        To manage interest rate risk, the Company entered into an amortizing interest rate swap agreement on January 11, 2007, that effectively fixed the interest payment of a portion of certain floating-rate debt instruments. The swap, which has a termination date of December 6, 2011, effectively fixed the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The initial notional amount of the swap is $2.5 billion and is reduced in varying amounts annually each December until the termination date. Neither the Company nor the counterparty, which is a prominent bank institution, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults.

        Based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2007.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

        In addition to the issuance of debt, the Company’s acquisition of JLG added approximately $172.1 million in contractual obligations as of March 31, 2007 as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Leases:
Capital	$4.2	$1.2	$0.9	$0.9	$1.2
Operating	35.3	7.6	12.8	6.7	8.2

Purchase obligations(1)	123.3	123.3	--	--	--
Limited recourse debt(2)	9.3	7.9	1.4	--	--

Total contractual obligations	$172.1	$140.0	$15.1	$7.6	$9.4

(1)	Unconditional purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery.

(2)	Limited recourse debt is the result of the sale of finance receivables through limited recourse monetization transactions.

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

        Revenue Recognition: The terms for sales transactions with some of the Company’s distributors and customers may include specific volume-based incentives, which are calculated and paid or credited on account as a percentage of actual sales. The Company accounts for these incentives as sales discounts at the time of revenue recognition as a direct reduction of sales. The Company reviews its accrual for sales incentives on a quarterly basis and any adjustments are reflected currently in earnings.

        The Company accounts for certain equipment lease contracts as sales-type leases. The present value of all payments, net of executory costs (such as legal fees), is recorded as revenue, the related cost of the equipment is charged to cost of sales and certain profit is deferred in accordance with lease accounting rules with the associated interest under operating leases recorded over the terms of the leases using the interest method. In addition, the Company has equipment held for rental and recognizes rental revenues in the period they are earned over the lease terms.

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

        The Company ships equipment on a limited basis to certain customers on consignment, but the Company recognizes the revenues only upon final sale of the equipment by the consignee. At March 31, 2007, the Company had $7.6 million of inventory on consignment.

        Guarantees of the Indebtedness of Others: The Company enters into agreements with finance companies whereby its equipment is sold to a finance company, which, in turn, sells or leases it to a customer. In some instances, the Company retains an obligation to the finance companies in the event the customer defaults on the financing. Reserves are established related to these guarantees based upon the Company’s understanding of the current financial position of these customers and based on estimates and judgments made from information available at that time. If the Company becomes aware of deterioration in the financial condition of its customers or of any impairment of the customer’s ability to make payments, additional allowances may be required. Although the Company may be liable for the entire amount of a customer’s financial obligation under guarantees, its losses would generally be mitigated by the value of any underlying collateral including financed equipment, the finance company’s inability to provide clear title of foreclosed equipment to the Company and other conditions.

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

        Product Liability: Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business. A substantial portion of these claims and lawsuits involve the Company’s access equipment, concrete placement and domestic refuse businesses, while such lawsuits in the Company’s defense and fire and emergency businesses have historically been limited. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. Most insurance coverage includes self-insured retentions that vary by business segment and by year. With the exception of the access equipment segment, the Company is generally self-insured for future claims up to $1.0 million per claim. In the access equipment segment, the Company has a self-insured retention of $3.0 million per claim for domestic claims and insurance coverage of $2.0 million for international claims. Effective April 1, 2007, the Company increased the self-insured retention to $3.0 million per domestic claim for all of the Company’s segments.

Critical Accounting Estimates

        The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2006 have not materially changed since that report was filed except for the following matters:

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

        The Company believes that the estimated allowance for doubtful accounts and reserves for finance receivables comprise a “critical accounting estimate” because: changes in the allowance and reserves can materially affect net income and the estimate requires management to predict customers’ liquidity. The estimate of the allowance for doubtful accounts and reserves for finance receivables is a critical accounting estimate in the Company’s access equipment segment.

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

        The Company’s policy is to record a liability for the expected cost of warranty-related claims at the time of the sale. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under the warranty plans. The Company believes that the warranty accounting estimate is a “critical accounting estimate” because: changes in the warranty provision can materially affect net income; the estimate requires management to forecast estimated product usage levels by customers; in the case of new models, components or technology may be different, resulting in higher levels of warranty claims experience than with existing, mature products; and certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. The estimate for warranty obligations is a critical accounting estimate for each of the Company’s operating segments.

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

        At times, warranty issues can arise which are beyond the scope of the Company’s historical experience. If the estimate of warranty costs for the six months ended March 31, 2007 increased or decreased by 50%, the Company’s accrued warranty costs, costs of sales and operating income would each change by $11.7 million or 14.9%, 0.5% and 5.4%, respectively.

        Goodwill: In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of reporting units. In making this assessment, management calculates estimated future cash flows of a reporting unit based on a number of factors including historical operating results, business plans and market conditions. Rates used to discount estimated cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

        In conjunction with the Company’s fiscal 2006 review for potential impairment of goodwill, the Company determined that the fair value of the Company’s interest in Geesink exceeded its carrying value at September 30, 2006. In the second quarter of fiscal 2007, the Company reduced its estimate of the earnings of Geesink for fiscal year 2007 from operating income of $4.3 million (€3.3 million) to an operating loss of $9.8 million (€7.5 million). Through the first six months of fiscal 2007, Geesink incurred an operating loss of $10.4 million (€8.0 million). The Company expects minimal operating income in the remaining two quarters of fiscal 2007, reflecting the benefits of workforce and other expense reductions initiated in the second quarter of fiscal 2007, and seasonally slower sales quarters. Goodwill associated with Geesink, which was recorded in connection with the acquisition of this business in July 2001, totaled €107.6 million as of March 31, 2007 ($143.4 million based on the exchange rate as of March 31, 2007).

        In the third quarter of fiscal 2006, Geesink, seeking a low-cost country to produce products, established a production facility in Eastern Europe. As Geesink started up this operation, existing facilities became underutilized. As a result, Geesink’s excess capacity and overhead has in part led to operating losses. In addition, during fiscal 2006, Geesink increased salaried headcount to rectify product design issues associated with the fiscal 2005 launch of its GPM III model. Geesink believes the problems have been corrected and the additional headcount is no longer necessary. During the second quarter of fiscal 2007, Geesink began an initiative to reduce operating costs, eliminate excess headcount and close an underutilized facility. In connection with these and other initiatives, the Company recorded charges totaling $4.9 million for workforce reductions and other adjustments in the second quarter of fiscal 2007. At the same time, the Company developed a plan to further leverage Geesink’s low-cost country manufacturing capabilities in Eastern Europe by insourcing certain work including production related to the Company’s recently acquired access equipment segment.

        The Company presently believes that its strategy of reducing its workforce and other expenses, idling a facility and developing low-cost country manufacturing capabilities will result in the business returning to acceptable profitability over an eighteen to twenty-four month period. Based largely on the estimated benefits of Geesink’s cost reduction initiatives and estimated low-cost country expansion, the Company developed long-term projections of estimated cash flows for Geesink to assess the fair value of the business. Based on these projections, the Company determined that the fair value of Geesink exceeded its carrying value at March 31, 2007, and therefore determined that the goodwill recorded in connection with the acquisition of Geesink was not impaired. The Company will continue to monitor its turnaround activities at Geesink and their impact on the Company’s valuation of this investment.

        To the extent that Geesink is not able to achieve expected sales and operating income performance in fiscal 2007 and fiscal 2008, the Company could be required to record a goodwill impairment charge. The range of a potential charge would be based on a number of factors, including the speed of the recovery of its GPM III sales, the results of the Company’s cost reduction activities, the timing and results of the insourcing of JLG fabrications to Geesink’s Eastern European facility, Geesink’s operating performance, competition, required future capital expenditures, interest rates and long-term growth assumptions. The Company cannot provide any assurance that future goodwill impairment tests will not result in a charge to earnings.

New Accounting Standards

        Refer to “Note 1 to the Condensed Consolidated Financial Statements” for a discussion of the impact on the Company’s consolidated financial statements of new accounting standards.

Customers and Backlog

        Sales to the U.S. government comprised approximately 21% of the Company’s net sales in the first six months of fiscal 2007. No other single customer accounted for more than 10.0% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at March 31, 2007 increased 81.0% to $3,949.2 million compared to $2,181.8 million at March 31, 2006. The recently acquired access equipment segment contributed backlog of $1,289.5 million at March 31, 2007. The defense segment backlog increased 46.0% to $1,726.1 million at March 31, 2007 compared to $1,182.2 million at March 31, 2006, due to the renewal of its Family of Heavy Tactical Vehicles contract. Fire and emergency segment backlog increased 11.9% to $637.0 million at March 31, 2007 compared to $569.3 million at March 31, 2006, due to market share gains, higher pricing and the inclusion of $32.5 million of backlog related to OSV, which was acquired in the fourth quarter of fiscal 2006. Commercial segment backlog decreased 31.1% to $296.6 million at March 31, 2007 compared to $430.3 million at March 31, 2006 due to the fulfillment of production in advance of the diesel engine emissions standards changes effective January 1, 2007 offset in part by the inclusion of $16.3 million of backlog related to IMT, which was acquired in the fourth quarter of fiscal 2006. Unit backlog for refuse packers was down 17.1% domestically compared to backlog at March 31, 2006. Unit backlog for front-discharge and rear-discharge concrete mixers was down 65.0% and 58.6%, respectively, as compared to backlog at March 31, 2006. Unit backlog for refuse packers was down 6.4% in Europe as a result of slow demand in the United Kingdom, chassis supply issues in France and some market share losses. Approximately 35.9% of the Company’s March 31, 2007 backlog is not expected to be filled in fiscal 2007.

        Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the Family of Heavy Tactical Vehicles and Indefinite Delivery/Indefinite Quantity and Mine Resistant Ambush Protected contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.

Fiscal 2007 Outlook

        The Company estimates that fiscal 2007 consolidated net sales will range between $6.1 billion and $6.2 billion, an increase from fiscal 2006 net sales of 78.0% to 80.9%. Included in these amounts are the Company’s estimates that the acquisitions of JLG, OSV and IMT will add $2.55 billion to $2.65 billion to sales in fiscal 2007. All comparisons are to fiscal 2006 and assume no new acquisitions.

        The Company expects access equipment sales in its fiscal 2007 will be in the range of $2.35 billion to $2.45 billion reflecting strong non-residential spending in North America and Europe.

        The Company projects defense segment sales to increase by $100 million to $150 million in fiscal 2007 due to additional U.S. federal funding which includes requirements for new trucks to meet the DoD’s requirements for Operation Iraqi Freedom, while it projects defense parts and service sales to decrease in fiscal 2007 due to the completion of certain armor contracts and a slowdown in spending in the first six months of fiscal 2007.

        The Company expects fire and emergency segment sales to grow by approximately $200 million in fiscal 2007, as a result of an estimated low double-digit organic growth rate and the addition of OSV. The Company estimates the acquisition of OSV will add $115 million to segment sales in fiscal 2007. Organic growth reflects flat to lower industry demand following the diesel engine emissions standards changes effective January 2007 offset by anticipated price increases and some estimated market share gains.

        The Company estimates that the commercial segment’s sales will remain flat in fiscal 2007 due to lower industry demand for concrete mixers and refuse packers in the U.S. subsequent to the diesel engine emissions standards changes effective January 2007, offset by the addition of IMT. The Company estimates the acquisition of IMT will add $90 million to segment sales in fiscal 2007. The Company projects that industry demand for concrete placement and domestic refuse products in calendar 2007 will decline about 10% to 20% due to the diesel engine emissions standards changes. The Company expects the decline to affect shipments beginning in the third quarter of fiscal 2007 when the Company’s inventory of 2006 model year chassis is expected to be depleted. The Company expects that Geesink refuse product sales will also be down slightly in fiscal 2007 due to lower demand in the United Kingdom, the lack of available chassis for mounting refuse packers in France and some market share losses.

        The Company is projecting consolidated operating income to be up between 74.3% and 78.0% in fiscal 2007 resulting in operating income of between $568 million and $580 million.

        The Company is projecting access equipment margins of approximately 9.5% in fiscal 2007 reflecting $63.0 — $65.0 million of charges related to the preliminary purchase accounting for JLG.

        The Company is projecting defense segment operating income margins to decrease 50 to 100 basis points in fiscal 2007 as compared to fiscal 2006 due to an unfavorable product mix and lower pricing on the renewal of the Family of Heavy Tactical Vehicles contract.

        The Company is projecting fire and emergency segment margins to be flat in fiscal 2007 as compared to fiscal 2006, reflecting benefits of cost reduction initiatives at Pierce, which are expected to be offset by start-up costs related to a facility expansion at its towing product business.

        In the commercial segment, the Company projects operating income margins to be down about 50 to 100 basis points in fiscal 2007 as a result of expected losses at Geesink offset in part by the benefits of price increases and cost reduction initiatives in North America and the acquisition of IMT. The Company expects that IMT operating income margins will exceed 10.0% in fiscal 2007.

        The Company estimates that corporate operating expenses and inter-segment profit eliminations will increase about $10.5 million to approximately $82.5 million in fiscal 2007. The increase reflects the addition of a new data center, investment in additional staff and costs associated with the integration of JLG. The Company estimates that interest expense net of interest income and other expenses will increase to $205.0 million to $215.0 million in fiscal 2007 due to indebtedness incurred primarily to fund the JLG acquisition.

        The Company estimates that in fiscal 2007 its effective income tax rate will decrease approximately 1.3% to 36.0%, equity in earnings of unconsolidated affiliates will approximate $5.5 million and minority interest in earnings will approximate $0.5 million.

        These estimates result in the Company’s estimate of fiscal 2007 net income to be between $236.0 million and $244.0 million and earnings per share to be between $3.15 and $3.25 per share, including $0.25 to $0.35 per share accretion from JLG. These estimate ranges reflect the Company’s better than anticipated financial performance in its second quarter of fiscal 2007 and because the Company now expects $50 million of lower defense parts and service sales in the second half of fiscal 2007 than previous estimates as a service contract was awarded to the Company later than anticipated. The estimate range also recognizes the challenges described in “Executive Overview” that the Company expects to face throughout the balance of fiscal 2007. The Company expects its earnings per share in the third quarter of fiscal 2007 to be $0.90 to $0.95 per share compared to $0.72 per share in the third quarter of fiscal 2006 due to a shift in defense sales from the first to the second half of the fiscal year and as JLG is expected to be $0.20 to $0.25 per share accretive to earnings in the third quarter.

Certain Assumptions

        The expectations set forth in “Executive Overview” and “Fiscal 2007 Outlook” are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, those relating to the Company’s ability to integrate JLG, OSV and IMT and achieve targeted sales, operating income and synergies for each acquisition; the Company’s estimates for non-cash purchase accounting adjustments related to the JLG acquisition; the Company’s ability to turn around Geesink and Medtec businesses sufficiently to support their current valuations resulting in no impairment charges; the Company’s ability to adjust its operating expenses in the second half of fiscal 2007 at certain of its businesses that anticipate lower industry demand resulting from changes to diesel engine emissions standards effective January 1, 2007; the Company’s estimates for the level of concrete placement activity, housing starts, non-residential construction spending and mortgage rates; the performance of the U.S. and European economies generally; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies, in particular at JLG, McNeilus, Geesink and Medtec; the anticipated level of production and margins associated with the Family of Heavy Tactical Vehicles contract, the Indefinite Demand/Indefinite Quantity truck remanufacturing contract, the Medium Tactical Vehicle Replacement follow-on contract, the Logistics Vehicle System Replacement contract, the Mine Resistant Ambush Protected vehicle contract and international defense truck contracts; the expected level and timing of U.S. Department of Defense procurement of replacement parts and services and funding thereof; the Company’s ability to increase production of defense trucks to planned levels for the second half of fiscal 2007; the Company’s estimates for capital expenditures of rental and construction companies for JLG’s products, of municipalities for fire and emergency and refuse products, of airports for aircraft rescue and snow removal products and of large commercial waste haulers generally and with the Company; the Company’s estimates of the impact of changing fuel prices and credit availability on capital spending of towing operators; federal funding levels for U.S. Department of Homeland Security and spending by governmental entities on homeland security apparatus; the Company’s planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the expected level of commercial “package” body and purchased chassis sales compared to “body only” sales; anticipated levels of capital expenditures; the Company’s estimates for costs relating to litigation, product warranty, product liability, insurance, stock options and restricted stock awards, bad debts, personnel and raw materials; the Company’s estimates for debt levels, interest rates, working capital needs and effective tax rates; and that the Company does not complete any further acquisitions in the short term. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results that the forward-looking statements contemplate.

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

        The portion of the Company’s interest expense not effectively fixed in the interest rate swap remains sensitive to changes in the interest rates in the U.S. and off-shore markets. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its Credit Agreement. If short-term interest rates increased 100 basis points, then the Company’s interest expense would increase, and pre-tax income would decrease by approximately $5.0 million. These amounts are determined on an annual basis by considering the impact of the hypothetical interest rates on the Company’s borrowing cost on borrowings at March 31, 2007, taking into account the interest rate swap, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in the Company’s financial structure other than as noted.

Foreign Currency Risk

        The Company’s operations consist of manufacturing in the United States, Canada, The Netherlands, the United Kingdom, Italy, Sweden, Belgium, France, Australia, Mexico and Romania and sales and limited vehicle body mounting activities on six continents. As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies in which certain of the Company’s transactions in foreign markets are denominated. At March 31, 2007, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s transactions are denominated would have the effect of reducing gross profits for the six months ended March 31, 2007 by approximately $19.2 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        In addition to the direct effects of changes in exchange rates, such changes also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not take into account potential changes in sales levels or local currency prices.

        The Company enters into certain forward foreign currency exchange contracts to mitigate the Company’s foreign exchange risk, These contracts qualify as derivative instruments under SFAS No. 133. However, the Company has not designated all of these instruments as hedge transactions under SFAS No. 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings. At March 31, 2007, the Company was managing $353.2 million (notional) of foreign currency contracts, including $344.1 million (notional) which are not designated as accounting hedges. Through the Company’s foreign currency hedging activities, the Company seeks primarily to minimize the risk that cash flows resulting from the sales of the Company’s products will be affected by changes in exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2007. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2007 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        Changes in internal control. McNeilus recently completed the final phase of a three-phase implementation to upgrade its financial systems to an integrated enterprise resource planning system. The implementation included the installation in October 2005, June 2006 and October 2006 of new hardware and software and resulted in certain changes to business processes and internal controls impacting financial reporting. Management is monitoring and maintaining appropriate internal controls following the final phase to ensure that all processes are functioning properly. Oversight activities have increased during the transition period and a support organization has been established to monitor system operations, answer user questions, resolve issues in a timely manner, and report trends to management. Also, redundant controls have been established in key areas to assure the accuracy of financial reporting.

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

        There were no other changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

        A decline in overall customer demand in our cyclical access equipment, commercial and fire and emergency markets could have a material adverse effect on our operating performance. The access equipment market that JLG operates in is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by residential and non-residential construction spending and by other factors. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Housing starts have been weak in fiscal 2007 causing lower demand for our concrete mixers and telehandlers in the U.S. Concrete mixer and access equipment sales also are highly seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season. Domestic and European refuse markets are also highly cyclical and impacted by the strength of the economy generally and municipal tax receipts. Fire and emergency markets are modestly cyclical and are impacted by the economy generally and municipal tax receipts. If these markets face downturns, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows. Furthermore, our commercial and fire and emergency businesses saw an increase in orders in fiscal 2006 as customers pre-purchased truck chassis in anticipation of changes in diesel engine emissions standards effective January 1, 2007, which we expect to result in a reduction in sales beginning in the third quarter of fiscal 2007.

        Additionally, the high levels of sales in our defense business in recent years has been due in significant part to demand for defense trucks, replacement parts and services and truck remanufacturing arising from the conflict in Iraq. Events such as this are unplanned, and we cannot predict how long this conflict will last or the demand for our products that will arise out of such an event. Accordingly, we cannot provide any assurance that the increased defense business as a result of this conflict will continue.

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

        As a result of financing the JLG acquisition, we are highly leveraged. We had approximately $3.1 billion of debt outstanding as of March 31, 2007, and we expect our borrowings may increase over the next three months due to seasonal working capital fluctuations before declining to $3.0 to $3.1 billion by September 30, 2007. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Based upon our current level of operations, we believe that cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs. However, we cannot provide any assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our credit facilities contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations and debt service capability.

        Our high level of debt and the covenants contained in our credit facilities could have important consequences for our operations, including:

-	Increase our vulnerability to general adverse economic and industry conditions and detract from our ability to withstand successfully a downturn in our highly cyclical markets or the economy generally;
-	Require us to dedicate a substantial portion of our cash flow from operations to required payments on debt, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development and other general corporate activities;
-	Limit our ability to obtain additional financing in the future to fund working capital, capital expenditures and other general corporate requirements;
-	Limit our flexibility in planning for, or reacting to, changes in our business and the markets we serve;
-	Place us at a competitive disadvantage compared to less leveraged competitors; and
-	Make us vulnerable to increases in interest rates because a portion of our debt under our credit facilities may be at variable rates.

If we are unable to successfully turnaround the profitability of our Geesink Norba Group, then we may be required to record a non-cash impairment charge for Geesink Norba Group goodwill.

        During fiscal 2004 and 2005, Geesink operated at a loss due to the weak European economy, declines in selling prices in its markets, operational inefficiencies and increased material, labor and warranty costs related to the launch of a new Geesink-branded rear loader. Although Geesink operated at a profit in fiscal 2006, Geesink operated at a loss in the first six months of fiscal 2007 due to soft demand for its products in the United Kingdom, the lack of available chassis for mounting refuse packers in France and some market share losses, and it is possible that this trend will continue throughout fiscal 2007. Although we have taken steps to turn around the business of Geesink, including reducing its work force, idling a facility, installing new executive leadership, integrating operations with JLG, implementing lean manufacturing practices, introducing new products and outsourcing components to lower cost manufacturing sites, we cannot provide any assurance that Geesink will be able to operate profitably or that such activities will be successful. In addition, we may incur costs to continue to implement any such turnaround beyond our current expectations for such costs. Further, if we are unable to continue to turn around the business of Geesink, then we may be required to record a non-cash impairment charge for Geesink goodwill, and there could be other material adverse effects on our net sales, financial condition, profitability and/or cash flows.

We are expanding international operations, the conduct of which subjects us to risks that may have a material adverse effect on our business.

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

        As a result of our acquisition of JLG, we have a portfolio of finance receivables with customers in our access equipment segment and we are a party to agreements whereby we guarantee the indebtedness of customers in our access equipment segment. We evaluate the collectibility of open accounts, finance and pledged finance receivables, notes receivables and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to take action against the equipment that supports the customer’s financial obligations to us. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. The historical loss experience of our finance receivables portfolio is limited, however, and therefore may not be indicative of future losses. We also face a concentration of credit risk with JLG’s top ten customers representing approximately 50% of JLG’s sales. Furthermore, some of these customers are highly leveraged. We may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of the Company’s Common Stock. The Company did not repurchase any shares under the authorization during the quarter ended March 31, 2007. As of March 31, 2007, the Company had authority to repurchase 3,230,790 shares of Common Stock under that program. The repurchase authorization does not expire. The Credit Agreement restricts the Company’s ability to repurchase shares of its Common Stock through financial covenants. The Credit Agreement also limits the amount of dividends and other types of distributions to $40.0 million during any fiscal year plus the positive result of (x) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after the effective date of the new Credit Agreement, minus (y) the cumulative amount of all dividends and other types of distributions made in any fiscal year ending after such effective date that exceeded $40.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of these covenants.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of shareholders held on February 6, 2007, all of the persons nominated as directors were elected. The following table sets forth certain information with respect to such election.

Name of Nominee	Shares Voted for	Shares Withholding Authority	Other Shares Not Voted
J. W. Andersen	68,161,723	1,112,150	4,501,378
R. G. Bohn	68,362,035	911,838	4,501,378
R. A. Cornog	68,925,862	348,011	4,501,378
R. M. Donnelly	68,931,966	341,907	4,501,378
D. V. Fites	68,916,890	356,983	4,501,378
F. M. Franks, Jr.	68,925,285	348,588	4,501,378
M. W. Grebe	68,244,242	1,029,631	4,501,378
K. J. Hempel	68,898,583	375,290	4,501,378
H. N. Medvin	68,887,532	386,341	4,501,378
J. P. Mosling, Jr.	63,992,506	5,281,367	4,501,378
R. G. Sim	68,915,926	357,947	4,501,378

        Also at the annual meeting of shareholders held on February 6, 2007, the proposal to ratify the appointment of Deloitte & Touche LLP, an independent registered public accounting firm, as the Company’s independent auditors for the fiscal year ending September 30, 2007, was approved by a vote of the shareholders as follows:

Shares	Shares
Voted for	Voted Against	Abstentions
68,783,419	410,642	79,812

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement, dated as of March 20, 2007, between Oshkosh Truck Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.1 to Oshkosh Truck Corporation's Current Report on Form 8-K dated March 20, 2007 (File No. 1-31371)).

10.2	Confidentiality and Loyalty Agreement, dated as of March 20, 2007, between Oshkosh Truck Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.2 to Oshkosh Truck Corporation's Current Report on Form 8-K dated March 20, 2007 (File No 1-31371)).

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 3, 2007.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 3, 2007.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated May 3, 2007.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated May 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH TRUCK CORPORATION
May 3, 2007	/S/ R. G. Bohn
R. G. Bohn
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)
May 3, 2007	/S/ C. L. Szews
C. L. Szews
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
May 3, 2007	/S/ T. J. Polnaszek
T. J. Polnaszek
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated as of March 20, 2007, between Oshkosh Truck Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.1 to Oshkosh Truck Corporation’s Current Report on Form 8-K dated March 20, 2007 (File No. 1-31371)).

10.2	Confidentiality and Loyalty Agreement, dated as of March 20, 2007, between Oshkosh Truck Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.2 to Oshkosh Truck Corporation’s Current Report on Form 8-K dated March 20, 2007 (File No 1-31371)).

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 3, 2007.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 3, 2007.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.§1350, dated May 3, 2007.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated May 3, 2007.

Exhibit (31.1)

CERTIFICATIONS
I, Robert G. Bohn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Oshkosh Truck Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 3, 2007	/S/ Robert G. Bohn
Robert G. Bohn
Chairman, President and Chief Executive Officer

Exhibit (31.2)

CERTIFICATIONS

I, Charles L. Szews, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Oshkosh Truck Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 3, 2007	/S/ Charles L. Szews
Charles L. Szews
Executive Vice President and Chief Financial Officer

Exhibit (32.1)

Written Statement of the Chairman, President and Chief Executive Officer
Pursuant to 18 U.S.C. §1350

Solely for the purposes of complying with 18 U.S.C. §1350, I, the undersigned Chairman, President and Chief Executive Officer of Oshkosh Truck Corporation (the “Company”), hereby certify, to the best of my knowledge, that the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ Robert G. Bohn
Robert G. Bohn
May 3, 2007

Exhibit (32.2)

Written Statement of the Executive Vice President and Chief Financial Officer
Pursuant to 18 U.S.C. §1350

Solely for the purposes of complying with 18 U.S.C. §1350, I, the undersigned Executive Vice President and Chief Financial Officer of Oshkosh Truck Corporation (the “Company”), hereby certify, to the best of my knowledge, that the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ Charles L. Szews
Charles L. Szews
May 3, 2007