Form 10-Q
period 2007-06-30
OSHKOSH TRUCK CORP
filed 2007-08-02
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of July 31, 2007, 74,185,917 shares of the Registrant’s Common Stock were outstanding.

OSHKOSH TRUCK CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED JUNE 30, 2007

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Consolidated Statements of Income for the
	Three Months and Nine Months Ended June 30, 2007 and 2006	3
	Condensed Consolidated Balance Sheets at
	June 30, 2007 and September 30, 2006	4
	Condensed Consolidated Statement of Shareholders' Equity for the
	Nine Months Ended June 30, 2007	5
	Condensed Consolidated Statements of Cash Flows for the
	Nine Months Ended June 30, 2007 and 2006	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	25
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40
ITEM 4.	CONTROLS AND PROCEDURES	41
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	42
ITEM 1A.	RISK FACTORS	42
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	44
ITEM 6.	EXHIBITS	45
	SIGNATURES	46
	EXHIBIT INDEX	47

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statements of Income
(in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net sales	$1,847.3	$887.9	$4,514.9	$2,523.0
Cost of sales	1,518.9	732.6	3,739.4	2,069.5

Gross income	328.4	155.3	775.5	453.5

Operating expenses:
Selling, general and administrative	117.4	70.9	320.3	198.6
Amortization of purchased intangibles	18.3	1.8	44.1	5.6

Total operating expenses	135.7	72.7	364.4	204.2

Operating income	192.7	82.6	411.1	249.3

Other income (expense):
Interest expense	(59.0)	(1.3)	(142.9)	(4.2)
Interest income	2.6	1.6	5.4	4.5
Miscellaneous, net	1.6	(0.3)	2.1	(0.7)

	(54.8)	--	(135.4)	(0.4)

Income before provision for income taxes,
equity in earnings of unconsolidated
affiliates and minority interest	137.9	82.6	275.7	248.9
Provision for income taxes	49.6	30.0	99.2	94.1

Income before equity in earnings
of unconsolidated affiliates
and minority interest	88.3	52.6	176.5	154.8

Equity in earnings of unconsolidated
affiliates, net of income taxes	2.1	0.9	6.0	1.9
Minority interest, net of income taxes	0.2	(0.1)	0.2	(0.4)

Net income	$90.6	$53.4	$182.7	$156.3

Earnings per share:
Basic	$1.23	$0.73	$2.49	$2.14
Diluted	$1.21	$0.72	$2.44	$2.10

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts; unaudited)

	June 30, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$60.0	$22.0
Receivables, net	1,026.1	317.9
Inventories, net	967.9	589.8
Deferred income taxes	75.3	53.2
Other current assets	38.3	20.5

Total current assets	2,167.6	1,003.4
Investment in unconsolidated affiliates	30.9	19.3
Property, plant and equipment, net	419.0	231.9
Goodwill, net	2,432.5	558.7
Purchased intangible assets, net	1,170.0	219.2
Other long-term assets	174.2	78.4

Total assets	$6,394.2	$2,110.9

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$94.1	$87.5
Accounts payable	612.8	236.5
Customer advances	415.2	266.7
Floor plan notes payable	16.0	48.4
Payroll-related obligations	93.3	59.4
Income taxes payable	55.4	12.8
Other current liabilities	269.6	170.7

Total current liabilities	1,556.4	882.0
Long-term debt, less current maturities	2,994.6	2.2
Deferred income taxes	436.7	100.0
Other long-term liabilities	108.9	61.0
Commitments and contingencies
Minority interest	3.8	3.8
Shareholders' equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized;
none issued and outstanding)	--	--
Common Stock ($.01 par value; 300,000,000 shares authorized;
74,170,917 and 73,771,802 issued, respectively)	0.7	0.7
Additional paid-in capital	223.6	205.2
Retained earnings	958.3	797.8
Accumulated other comprehensive income	111.2	59.2
Common Stock in treasury, at cost (20,551 shares at September 30, 2006)	--	(1.0)

Total shareholders' equity	1,293.8	1,061.9

Total liabilities and shareholders' equity	$6,394.2	$2,110.9

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity
(in millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock in Treasury at Cost	Total
Balance at September 30, 2006	$0.7	$205.2	$797.8	$59.2	$(1.0)	$1,061.9
Net income	--	--	182.7	--	--	182.7
Change in fair value of derivative hedging
instruments, net of tax of $6.9	--	--	--	11.7	--	11.7
Currency translation adjustments	--	--	--	40.3	--	40.3
Cash dividends ($0.30 per share)	--	--	(22.2)	--	--	(22.2)
Exercise of stock options	--	4.5	--	--	1.0	5.5
Tax benefit related to stock options exercised	--	5.9	--	--	--	5.9
Stock-based compensation expense
related to employee stock-based awards	--	8.0	--	--	--	8.0

Balance at June 30, 2007	$0.7	$223.6	$958.3	$111.2	$--	$1,293.8

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statements of Cash Flows
(in millions; unaudited)

	Nine Months Ended June 30,
	2007	2006
Operating activities:
Net income	$182.7	$156.3
Non-cash and other adjustments	79.0	24.0
Changes in operating assets and liabilities	52.6	(34.7)

Net cash provided by operating activities	314.3	145.6
Investing activities:
Acquisition of businesses, net of cash acquired	(3,140.5)	--
Additions to property, plant and equipment	(56.1)	(40.5)
Additions to equipment held for rental	(15.8)	--
Proceeds from sale of property, plant and equipment	0.6	0.4
Proceeds from sale of equipment held for rental	4.0	--
Distribution of capital from unconsolidated affiliates	2.2	--
Increase in other long-term assets	(3.5)	(1.0)

Net cash used by investing activities	(3,209.1)	(41.1)
Financing activities:
Issuance of long-term debt	3,100.0	--
Debt issuance costs	(34.9)	--
Repayment of long-term debt	(39.5)	(0.5)
Net (repayments) borrowings under revolving credit facility	(82.4)	3.8
Proceeds from exercise of stock options	5.5	2.6
Excess tax benefits from stock-based compensation	5.2	2.7
Dividends paid	(22.2)	(19.7)

Net cash provided (used) by financing activities	2,931.7	(11.1)
Effect of exchange rate changes on cash	1.1	0.8

Increase in cash and cash equivalents	38.0	94.2
Cash and cash equivalents at beginning of period	22.0	127.5

Cash and cash equivalents at end of period	$60.0	$221.7

Supplementary disclosures:
Depreciation and amortization	$91.3	$26.7
Cash paid for interest	123.8	4.0
Cash paid for income taxes	22.9	96.9

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

        In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The Company will be required to adopt SFAS No. 158 as of September 30, 2007. The anticipated impact of adopting this statement, based on the September 30, 2006 funded status of the Company’s pension and postretirement plans, would be to reduce total assets by $25.4 million, increase total liabilities by $20.9 million, and reduce total shareholders’ equity by $46.3 million, net of an income tax benefit of $28.8 million. The adoption of SFAS No. 158 is not expected to have any impact on the Company’s results of operations and cash flows.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Acquisitions

Fiscal 2007 Acquisitions

        On December 6, 2006, the Company acquired for cash all of the outstanding shares of JLG Industries, Inc. (“JLG”), a leading manufacturer of aerial work platforms and telehandlers. The total purchase price for JLG was $3.14 billion, net of cash acquired of $176.4 million and including transaction costs of $30.3 million and retirement of debt of $224.4 million. The Company financed the acquisition of JLG and the retirement of $79.6 million of debt outstanding under an existing credit facility with proceeds from a new $3.65 billion senior secured credit facility (see Note 9 of the Notes to Condensed Consolidated Financial Statements). JLG results of operations have been included in the Company’s consolidated financial statements since the date of acquisition. JLG forms the Company’s new access equipment segment.

        The acquisition of JLG enabled the Company to: diversify its product offerings and markets served to complement its defense business; to balance the economic and geopolitical cycles faced by the Company; to expand the Company’s global reach to better compete in its existing markets; and to increase scale in procurement and other functions.

        The following table summarizes the preliminary fair values of the JLG assets acquired and liabilities assumed at the date of acquisition (in millions):

Assets Acquired:
Current assets, excluding cash of $176.4	$865.0
Property, plant and equipment	159.4
Goodwill	1,842.4
Purchased intangible assets	982.9
Other long-term assets	85.1

Total assets acquired	3,934.8
Liabilities Assumed:
Current liabilities	391.2
Long-term liabilities	405.4

Total liabilities assumed	796.6

Net assets acquired	$3,138.2

        In conjunction with the JLG acquisition, the Company recorded goodwill of approximately $1.84 billion, the majority of which is not tax deductible, within the access equipment segment. The Company recorded approximately $608.0 million of intangible assets that are subject to amortization with useful lives of between one and 13 years, of which approximately $502.1 million was assigned to customer relationships with an average useful life of 12 years. The Company recorded approximately $374.9 million of trademark intangibles that are not subject to amortization. The purchase price allocations are tentative at June 30, 2007 and may be subsequently adjusted to reflect final appraisals and other valuation studies.

        In connection with the acquisition of JLG, the Company recorded severance payments of $12.9 million associated with payments made to certain employees of the acquired business. The estimated costs of these restructuring activities were recorded as costs of the acquisition and were provided for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Fiscal 2006 Acquisitions

        On July 31, 2006, the Company completed the acquisition of 100% of the outstanding stock and member interests of AK Specialty Vehicles (subsequently named Oshkosh Specialty Vehicles (“OSV”)) for cash. OSV is a leader in mobile medical, homeland security command and communications, and broadcast vehicles. The purchase price for the OSV acquisition was $142.0 million in cash, including acquisition costs and net of cash acquired. In conjunction with the OSV acquisition, the Company recorded goodwill of approximately $79.2 million. Approximately $51.2 million of the goodwill is deductible for income tax purposes. All the goodwill was assigned to the Company’s fire and emergency segment.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

        On August 14, 2006, the Company completed the acquisition of 100% of the outstanding stock of Iowa Mold Tooling Co., Inc. (“IMT”) for cash. IMT is a North American manufacturer of field service vehicles and articulating cranes for niche markets. The purchase price for the IMT acquisition was $133.0 million, including acquisition costs and net of cash acquired. In conjunction with the IMT acquisition, the Company recorded goodwill of approximately $74.2 million. All the goodwill was assigned to the Company’s commercial segment and is not deductible for income tax purposes.

        The following table summarizes the preliminary fair values of the OSV and IMT assets acquired and liabilities assumed at the dates of acquisition (in millions):

Assets Acquired:
Current assets, excluding cash of $5.5	$78.2
Property, plant and equipment	11.5
Goodwill	153.4
Purchased intangible assets	101.3
Other long-term assets	0.1

Total assets acquired	344.5
Liabilities Assumed:
Current liabilities	40.7
Other long-term liabilities	28.7

Total liabilities assumed	69.4

Net assets acquired	$275.1

        Approximately $82.3 million of intangible assets recorded are subject to amortization with useful lives of between six and 16 years. Approximately $19.0 million of trademark intangibles recorded are not subject to amortization. The purchase price allocation may be subsequently adjusted to reflect final appraisals and other valuation studies.

        Operating results of these acquisitions have been included in the Company’s consolidated financial statements from the dates of acquisition.

Pro forma Information

        The following unaudited pro forma financial information assumes that the acquisition of JLG had been completed as of October 1 for each of the periods shown below and that the acquisitions of OSV and IMT had been completed as of October 1, 2005 (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net sales	$1,847.3	$1,614.2	$4,910.6	$4,416.3
Net income	92.5	57.3	174.5	135.4
Earnings per share:
Basic	$1.26	$0.78	$2.37	$1.85
Diluted	$1.23	$0.77	$2.33	$1.82

        The pro forma information for the three and nine month periods ended June 30, 2006 included expenses of approximately $1.1 million and $18.8 million, respectively, for the amortization of the inventory revaluations recorded as of the acquisition dates. The pro forma information for the three and nine month periods ended June 30, 2007 included the reversal of approximately $3.0 million and $3.1 million, respectively, of expense related to the amortization of the inventory revaluations that were included in the Company’s actual consolidated operating results. The pro forma information does not purport to be indicative of results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Receivables

        The current portion of receivables consists of the following (in millions):

	June 30, 2007	September 30, 2006
U.S. government:
Amounts billed	$76.8	$55.2
Costs and profits not billed	4.6	1.6

	81.4	56.8
Other trade receivables	909.4	256.5
Finance receivables	20.2	--
Pledged finance receivables	8.8	--
Other receivables	32.9	11.6

	1,052.7	324.9
Less allowance for doubtful accounts	(26.6)	(7.0)

	$1,026.1	$317.9

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

        Finance and pledged finance receivables consist of the following as of June 30, 2007 (in millions):

Finance receivables	$33.7
Pledged finance receivables	13.1
Estimated residual value	6.0

52.8
Less unearned income	(5.1)

Net finance and pledged finance receivables	47.7
Less allowance for doubtful accounts	(1.6)

$46.1

        Of the $47.7 million in net finance and pledged finance receivables, $29.0 million was recorded in receivables and $18.7 million was recorded in other long-term assets. Pledged finance receivables result from the transfer of finance receivables to third parties in exchange for cash. In compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” these transfers are accounted for as debt on the Company’s consolidated balance sheets. As of June 30, 2007, the Company’s maximum loss exposure associated with these transactions was $10.5 million.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

        The following table presents details of the contractual maturities of the Company’s finance and pledged finance receivables (in millions):

Fiscal Year Ending September 30,
2007 (remaining three months)	$8.9
2008	15.0
2009	10.4
2010	3.9
2011	4.6
2012	2.3
Thereafter	1.7
Residual value in equipment at lease end	6.0
Less unearned finance income	(5.1)

Net finance and pledged finance receivables	$47.7

        Historically, finance and pledged finance receivables have been paid off prior to their contractual due dates, and as a result, the above amounts are not to be regarded as a forecast of future cash flows. Provisions for losses on finance and pledged finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio.

4. Inventories

        Inventories consist of the following (in millions):

	June 30, 2007	September 30, 2006
Raw materials	$397.0	$255.1
Partially finished products	313.6	274.6
Finished products	422.5	173.6

Inventories at FIFO cost	1,133.1	703.3
Less: Progress/performance-based payments on
U.S. government contracts	(121.8)	(77.7)
Excess of FIFO cost over LIFO cost	(43.4)	(35.8)

	$967.9	$589.8

        Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

5. Investments in Unconsolidated Affiliates

        The Company’s investment in unconsolidated affiliates consists primarily of an interest in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”) and RiRent Europe, B.V. (“RiRent”). The Company and an unaffiliated third party are general partners in OMFSP. OMFSP was formed in 1998 when each partner contributed existing lease assets (and in the case of the Company, related notes payable to third party lenders that were secured by such leases) to capitalize the partnership. OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing, primarily to customers of the Company. OMFSP purchases trucks, truck bodies and concrete batch plants from the Company, the Company’s affiliates and, occasionally, unrelated third parties for lease to user-lessees. Company sales to OMFSP were $55.0 million and $50.8 million for the nine months ended June 30, 2007 and 2006, respectively. Banks and other third party financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is recourse to, OMFSP. All such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of FIN 46(R), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

        Included in investments in unconsolidated affiliates in the Company’s Condensed Consolidated Balance Sheet at June 30, 2007 is the Company’s investment in OMFSP of $17.0 million, which represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in OMFSP.

        The Company also holds, along with an unaffiliated third party, a 50% interest in a joint venture in The Netherlands, RiRent. RiRent was formed in 1999 to service rental companies throughout Europe with the exception of England, Scotland, Wales and Belgium. RiRent is in business to maintain a fleet of access equipment for lease to rental companies. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. Company sales to RiRent were $23.8 million for the nine months ended June 30, 2007. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment.

        Included in investments in unconsolidated affiliates in the Company’s Condensed Consolidated Balance Sheet at June 30, 2007 is the Company’s investment in RiRent of $8.4 million, which represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in RiRent. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner.

6. Property, Plant and Equipment

        The following table presents details of the Company’s property, plant and equipment (in millions):

	June 30, 2007	September 30, 2006
Land and land improvements	$40.7	$26.2
Equipment on operating lease to others	33.9	1.0
Buildings	207.0	143.5
Machinery and equipment	358.5	241.4
Construction in progress	5.5	4.7

	645.6	416.8
Less accumulated depreciation	(226.6)	(184.9)

	$419.0	$231.9

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Goodwill and Purchased Intangible Assets

        The following table presents the changes in goodwill during the nine months ended June 30, 2007 (in millions):

Segment	September 30, 2006	Acquisitions	Adjustments	June 30, 2007
Access equipment	$--	$1,842.4	$19.2	$1,861.6
Fire and emergency	226.7	--	1.3	228.0
Commercial	332.0	--	10.9	342.9

Total	$558.7	$1,842.4	$31.4	$2,432.5

        Amounts included in the adjustments column included an increase of $29.7 million resulting from currency translation adjustments and $1.7 million related to adjustments of intangible assets and certain pre-acquisition contingencies related to OSV and IMT.

        The following tables present details of the Company’s purchased intangible assets (in millions):

	June 30, 2007
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(14.7)	$40.7
Non-compete	11.3	54.0	(31.3)	22.7
Technology-related	11.8	126.0	(16.8)	109.2
Customer relationships	12.7	577.7	(25.6)	552.1
Other	12.0	16.7	(7.0)	9.7

	14.2	829.8	(95.4)	734.4
Non-amortizable tradenames		435.7	(0.1)	435.6

Total		$1,265.5	$(95.5)	$1,170.0

	September 30, 2006
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(13.6)	$41.8
Non-compete	14.0	42.0	(24.6)	17.4
Technology-related	14.5	33.2	(10.4)	22.8
Customer relationships	14.6	71.0	(0.9)	70.1
Other	12.0	16.7	(5.9)	10.8

	20.5	218.3	(55.4)	162.9
Non-amortizable tradenames		56.3	--	56.3

Total		$274.6	$(55.4)	$219.2

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

        Excluding the impact of any future acquisitions, the Company anticipates amortization of purchased intangible assets for the next five years as follows (in millions):

Fiscal Year Ending September 30,
2007 (remaining three months)	$17.6
2008	68.2
2009	64.4
2010	63.1
2011	63.0
2012	63.0

8. Other Long-Term Assets

        Other long-term assets consist of the following (in millions):

	June 30, 2007	September 30, 2006
Prepaid pension	$57.6	$63.3
Customer notes receivable and other investments	37.9	--
Deferred finance charges	31.5	0.8
Long-term finance receivables, less current portion	18.7	9.5
JLG supplemental employee retirement trust	10.8	--
Other	20.9	4.8

	177.4	78.4
Less allowance for notes receivable	(3.2)	--

	$174.2	$78.4

        Notes receivable and other investments include refinancing of trade accounts and finance receivables as well as longer-term financing of access equipment segment customers. As of June 30, 2007, approximately 84% of the current and long-term notes receivable and other investments were due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves if required under the circumstances. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded reserves if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

        Deferred finance charges relate to indebtedness under the Company’s bank credit facilities. Deferred finance charges are amortized based upon the lives of the respective debt obligations, using the effective interest method, or written off at the time of any note redemption or credit facility early termination. Amortization of deferred finance charges is included in interest expense and was $1.7 million and $3.9 million for the three and nine months ended June 30, 2007, respectively, and $0.1 million and $0.2 million for the three and nine months ended June 30, 2006, respectively. In December 2006, the Company recorded a charge of $0.8 million in miscellaneous expense for deferred finance costs related to credit facilities that it retired early.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Credit and Related Agreements

        The Company was obligated under the following debt instruments (in millions):

	June 30, 2007	September 30, 2006
Senior Secured Facility:
Revolving line of credit	$--	$--
Term loan A	475.0	--
Term loan B	2,587.0	--
Unsecured revolving line of credit	--	71.4
Limited recourse debt from finance receivables monetizations	13.5	--
Other long-term facilities	5.1	2.9

	3,080.6	74.3
Less current portion	(86.0)	(72.1)

	$2,994.6	$2.2

Current portion of long-term debt	$86.0	$72.1
Other short-term facilities	8.1	15.4

	$94.1	$87.5

        On December 6, 2006, to finance the acquisition of JLG and to refinance a previous credit facility, the Company entered into a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions. The Credit Agreement consists of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). The $500.0 million Term Loan A requires 19 quarterly principal payments of $12.5 million, plus interest, due quarterly over the period from March 2007 through September 2011, with a final principal payment of $262.5 million due December 6, 2011. The $2.6 billion Term Loan B requires 27 quarterly principal payments of $6.5 million, plus interest, due quarterly over the period from March 2007 through September 2013, with a final principal payment of $2,424.5 million due December 6, 2013. At June 30, 2007, outstanding letters of credit of $34.5 million reduced available capacity under the Revolving Credit Facility to $515.5 million.

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

        The Credit Agreement contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement also requires maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined) of 5.50x for fiscal quarters ending on or before June 30, 2007, reducing to 5.25x for the fiscal quarter ending on September 30, 2007, 4.75x for the fiscal quarters ending on December 31, 2007 through September 30, 2008, 4.25x for the fiscal quarters ending on December 31, 2008 through September 30, 2009 and 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance in all material respects with these covenants at June 30, 2007.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

        Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5% or a bank’s “Prime Rate”) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. During the second quarter of fiscal 2007, the Company amended its Credit Agreement resulting in a reduction in the interest rate spread on the Term Loan B by 25 basis points over the term of the loan. The Company capitalized an additional $1.4 million related to this amendment as debt issuance costs. The weighted average interest rate on borrowings outstanding at June 30, 2007 was 6.86% and 7.11% for the Term Loans A and B, respectively.

        The Company is charged a 0.15% to 0.35% annual commitment fee with respect to any unused balance under its Revolving Credit Facility, and a 1.00% to 2.00% annual fee with respect to commercial letters of credit issued under the Revolving Credit Facility, based on the Company’s leverage ratio (as defined).

        To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes the variable portion of the interest rate on debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The initial notional amount of the swap was $2.5 billion and is reduced in varying amounts annually each December until the termination date. The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments. In accordance with SFAS No. 133, the effective portion of the change in fair value of the derivative will be recorded in “Accumulated Other Comprehensive Income,” while any ineffective portion is recorded as an adjustment to interest expense. At June 30, 2007, a gain of $9.5 million ($6.0 million net of tax), representing the fair value of the interest rate swap is recorded in “Accumulated Other Comprehensive Income.” The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense when the hedged, forecasted interest is recorded.

        Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 5.105% and the counterparty will pay the Company interest on the notional amount at a variable rate equal to 3-month LIBOR. The 3-month LIBOR rate applicable to this agreement was 5.36% at June 30, 2007. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 3-month LIBOR fluctuates. Neither the Company nor the counterparty, which is a prominent bank institution, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults.

        As a result of the sale of finance receivables through limited recourse monetization transactions, the Company has $13.5 million of limited recourse debt outstanding as of June 30, 2007. The aggregate amount of limited recourse debt outstanding at June 30, 2007 becomes due in fiscal 2007 through 2009 as follows: $2.8 million, $7.1 million, and $3.6 million, respectively.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Other Current Liabilities

        Other current liabilities consists of the following (in millions):

	June 30, 2007	September 30, 2006
Accrued warranty	$83.8	$56.9
Deferred revenue	16.4	35.4
Accrued product liability	21.5	14.2
Other taxes payable	45.6	17.3
Accrued customer incentive programs	25.0	--
Accrued interest	17.1	--
Other current liabilities	60.2	46.9

	$269.6	$170.7

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

        Changes in the Company’s warranty liability were as follows (in millions):

	Nine Months Ended June 30,
	2007	2006
Balance at beginning of period	$56.9	$39.5
Acquisitions	21.6	--
Warranty provisions for the period	43.6	22.7
Settlements made during the period	(36.5)	(20.7)
Changes in liability for pre-existing warranties
during the period, including expirations	(2.2)	6.7
Foreign currency translation adjustment	0.4	0.2

Balance at end of period	$83.8	$48.4

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

        At June 30, 2007, the U.S. dollar equivalent of outstanding foreign exchange forward currency contracts designated as hedges in accordance with SFAS No. 133 totaled $15.1 million in notional amounts, including $6.0 million in contracts to sell Euro and $9.1 million in contracts to purchase Euro. These contracts have been designated as cash flow hedges. Net unrealized losses on outstanding foreign exchange forward currency contracts at June 30, 2007 totaled $0.1 million and have been included in accumulated other comprehensive income. All balances are expected to be reclassified from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales and sales of products whose underlying costs contain purchases denominated in foreign currencies.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

        European subsidiaries of the Company’s access equipment segment have entered into forward foreign exchange currency contracts to create an economic hedge to manage some of their foreign currency exchange risk exposure associated with material purchases in conjunction with the manufacture and sale of products. The Company has not designated these derivative contracts as hedge transactions under SFAS No. 133, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives are included in the Condensed Consolidated Balance Sheet in other current assets and other current liabilities. At June 30, 2007, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $423.3 million in notional amounts, including $226.7 million in contracts to sell Euro, $93.0 million in contracts to buy Euro, $78.4 million in contracts to sell Australian Dollars and $25.2 million in contracts to sell British Sterling and purchase Euro. The mark-to-market impacts related to the above forwards for the three and nine months ended June 30, 2007 were losses of approximately $5.3 million and $6.4 million, respectively, and are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income along with mark-to-market adjustments on outstanding foreign currency denominated payables.

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

        The Company recognizes compensation expense for stock option and restricted stock awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2007 was $2.4 million ($1.7 million net of tax) and $8.0 million ($5.6 million net of tax), respectively. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2006 was $1.9 million ($1.3 million net of tax) and $7.2 million ($4.8 million net of tax), respectively.

        Stock Options – For the nine months ended June 30, 2007 and 2006, the Company recorded $4.5 million and $4.0 million, respectively, of stock-based compensation expense in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income associated with outstanding unvested stock options. As of June 30, 2007, the Company had $3.4 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 1.9 years.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

	Nine Months Ended June 30,
Options Granted During	2007	2006
Risk-free interest rate	4.70%	4.52%
Expected volatility	32.4%	36.9%
Expected dividend yield	0.80%	0.70%
Expected term (in years)	5.44	5.40

        The weighted-average grant-date fair value of options granted during the nine months ended June 30, 2007 and 2006 based on these assumptions was $19.09 and $20.44, respectively.

        A summary of option activity as of June 30, 2007, and changes during the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 1, 2006	2,937,594	$25.30
Granted	27,950	53.83
Exercised	(375,016)	14.61
Forfeited	(3,000)	5.27

Outstanding at June 30, 2007	2,587,528	$27.16	6.6	$92.5

Exercisable at June 30, 2007	1,798,045	$19.67	5.7	$77.8

        The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of the nine month period ended June 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the nine months ended June 30, 2007 and 2006 was $14.8 million and $7.8 million, respectively.

        Restricted Stock Awards – For the nine months ended June 30, 2007 and 2006, approximately $3.5 million and $3.2 million, respectively, of stock-based compensation associated with restricted stock awards was recorded in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income. As of June 30, 2007, there was $4.0 million of unrecognized compensation expense related to restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.0 years.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

        A summary of the status of the Company’s restricted stock as of June 30, 2007 and changes during the nine month period then ended is presented below:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at October 1, 2006	438,796	$24.43
Granted	49,325	53.33
Vested	(7,269)	42.95

Nonvested at June 30, 2007	480,852	27.12

        The total fair value of shares vested during the nine months ended June 30, 2007 and 2006 was $0.4 million and $0.2 million, respectively.

13. Comprehensive Income

        Total comprehensive income is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net income	$90.6	$53.4	$182.7	$156.3
Currency translation adjustments	22.1	8.7	40.3	9.0
Derivative instruments, net of
income taxes	12.7	(0.8)	11.7	4.2

Other comprehensive income	34.8	7.9	52.0	13.2

Comprehensive income	$125.4	$61.3	$234.7	$169.5

14. Earnings Per Share

        The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	73,628,566	73,180,762	73,505,782	73,134,255
Effect of dilutive stock options and
incentive compensation awards	1,333,758	1,310,521	1,264,109	1,228,296

Diluted weighted average shares outstanding	74,962,324	74,491,283	74,769,891	74,362,551

        Options to purchase 1,950 shares of Common Stock were outstanding during the three and nine month periods ended June 30, 2007, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. In addition, options to purchase 422,500 shares of Common Stock were outstanding during the nine month period ended June 30, 2007, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

        Options to purchase 26,000 shares of Common Stock were outstanding during the nine month period ended June 30, 2006, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Common Stock, and therefore, the effect would be anti-dilutive.

15. Employee Benefit Plans

        Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Service cost	$2.3	$2.0	$6.8	$6.0
Interest cost	2.3	1.9	6.8	5.6
Expected return on plan assets	(3.0)	(2.4)	(9.1)	(7.3)
Amortization of prior service cost	0.2	0.1	0.7	0.4
Amortization of net loss	0.6	0.7	1.9	2.3

Net periodic benefit cost	$2.4	$2.3	$7.1	$7.0

        The Company expects to contribute up to $5.0 million to its pension plans in fiscal 2007 compared to $24.1 million in fiscal 2006. The Company expects to make lower contributions in fiscal 2007 following several years of higher contributions because the Company’s pension plans are nearly fully funded.

        Components of net periodic other post-employment benefit costs were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Service cost	$0.4	$0.4	$1.3	$1.3
Interest cost	0.4	0.4	1.3	1.1
Amortization of net losses	0.1	0.1	0.3	0.4

	$0.9	$0.9	$2.9	$2.8

        The Company made contributions to fund benefit payments of $0.2 million and $0.1 million for the three month periods and $0.5 million and $0.4 million for the nine month periods ended June 30, 2007 and 2006, respectively, under its other post-employment benefit plans. The Company estimates additional contributions of approximately $0.2 million will be made under these other post-employment plans prior to the end of fiscal 2007.

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
(unaudited)

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

        At June 30, 2007 and September 30, 2006, the Company had reserves of $4.1 million and $5.2 million, respectively, for losses related to environmental matters that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

        The Company is contingently liable under bid, performance and specialty bonds totaling approximately $237.0 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $34.5 million at June 30, 2007.

        In the fire and emergency segment, the Company provides guarantees of certain customers’ obligations under deferred payment contracts and lease payment agreements to third-parties. The guarantees are limited to $1.0 million per year in total and are supported by the residual value of the underlying equipment. The Company’s actual losses under these guarantees over the last ten years have been negligible. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” no liabilities for pre-January 1, 2003 guarantees have been recorded. For all such guarantees issued after January 1, 2003, the Company has recorded the fair value of the guarantee as a liability and a reduction of the initial revenue recognized on the sale of equipment. Liabilities accrued since January 1, 2003 for such guarantees were not significant.

        In the access equipment segment, the Company is party to multiple agreements whereby it guarantees $176.3 million in indebtedness of others, including $98.8 million maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party debt. As of June 30, 2007, 73.7% of the Company’s third party debt guarantee obligations related to two customers. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability, among other things, to take possession of the underlying collateral. At June 30, 2007, the Company had recorded $5.5 million of liabilities related to these agreements. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional accruals may be required. While the Company believes it is unlikely that it would experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations, and in the event that occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of those reserved. Its losses under these guarantees would generally be mitigated by the value of any underlying collateral including financed equipment, the finance company’s inability to provide to the Company clear title to foreclosed equipment and other conditions.

        Product and general liability claims arise against the Company from time to time in the ordinary course of business. With the exception of the access equipment segment, the Company generally was self-insured for future claims up to $1.0 million per claim through March 31, 2007. In the access equipment segment, the Company had a self-insured retention of $3.0 million per claim for domestic claims, insurance coverage of $2.0 million for international claims and catastrophic coverage for domestic and international claims through March 31, 2007. Effective April 1, 2007, the Company increased the self-insured retention to $3.0 million per domestic claim for all of the Company’s segments. A reserve is maintained for the estimated costs of such claims.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

        At June 30, 2007 and September 30, 2006, the reserve for product and general liability claims was $51.7 million (including $37.7 million related to the newly acquired access equipment segment) and $14.2 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

        Prior to its acquisition by the Company, JLG had received notices of audit adjustments totaling $7.1 million from the Pennsylvania Department of Revenue (“PA”) in connection with audits of income tax returns filed by JLG for fiscal years 1999 through 2003. The adjustments proposed by PA consist primarily of the disallowance of a royalty deduction taken on JLG’s income tax returns. The Company believes that PA has acted contrary to applicable law and is disputing PA’s position. While the Company is continuing the appeal process, PA has denied any relief on appeals to date.

17. Business Segment Information (in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net sales:
Access equipment	$873.8	$--	$1,699.5	$--
Defense	376.3	291.4	993.9	988.7
Fire and emergency	290.2	255.3	850.4	693.0
Commercial	317.8	350.5	998.7	871.2
Intersegment eliminations	(10.8)	(9.3)	(27.6)	(29.9)

Consolidated	$1,847.3	$887.9	$4,514.9	$2,523.0

Operating income (loss):
Access equipment	$98.3	$--	$153.9	$--
Defense	65.3	49.0	172.7	187.4
Fire and emergency	29.0	29.7	81.2	68.6
Commercial	17.8	25.4	60.7	49.0
Corporate and other	(17.7)	(21.5)	(57.4)	(55.7)

Consolidated operating income	192.7	82.6	411.1	249.3
Interest expense, net of interest income	(56.4)	0.3	(137.5)	0.3
Miscellaneous other income (expense)	1.6	(0.3)	2.1	(0.7)

Income before provision for income taxes, equity
in earnings of unconsolidated affiliates and
minority interest	$137.9	$82.6	$275.7	$248.9

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

        Net sales by geographic region based on product shipment destination were as follows:

	Nine Months Ended June 30,
	2007	2006
United States	$3,472.8	$2,067.7
Other North America	98.0	59.1
Europe, Africa and Middle East	761.8	318.1
Rest of world	182.3	78.1

Consolidated	$4,514.9	$2,523.0

	June 30, 2007	September 30, 2006
Identifiable assets:
Access equipment:
North America	$2,914.5	$--
Europe, Africa and the Middle East(a)	951.2	--
Rest of world	332.2	--

Total access equipment	4,197.9	--
Defense - U.S.	232.2	244.1
Fire and emergency:
U.S.	762.8	732.1
Europe	123.1	120.1

Total fire and emergency	885.9	852.2
Commercial:
North America(a)	749.8	756.7
Netherlands	184.7	162.9
Other European	100.4	94.8

Total commercial	1,034.9	1,014.4
Corporate and other - U.S.	43.3	0.2

Consolidated	$6,394.2	$2,110.9

(a) Includes investment in unconsolidated affiliates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

        This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Truck Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions “Executive Overview,” “Fiscal 2007 Outlook” and “Fiscal 2008 Outlook,” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the consequences of financial leverage associated with the JLG Industries, Inc. (“JLG”) acquisition; the challenges of integrating acquired businesses including JLG, Oshkosh Specialty Vehicles (“OSV”) and Iowa Mold Tooling Co., Inc. (“IMT”); the Company’s ability to turn around its Geesink Norba Group (“Geesink”) and Medtec Ambulance Corporation (“Medtec”) businesses; the expected level and timing of U.S. Department of Defense (“DoD”) procurement of products and services and funding thereof; the cyclical nature of the Company’s access equipment, commercial and fire and emergency markets; risks related to reductions in government expenditures and the uncertainty of government contracts; risks associated with international operations and sales, including foreign currency fluctuations; and risks related to the collectibility of access equipment receivables. In addition, the Company’s expectations for fiscal 2007 and 2008 are based in part on certain assumptions made by the Company, which are set forth below under the caption “Certain Assumptions.” Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (the “SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2007.

        All forward-looking statements, including those under the captions “Executive Overview,” “Fiscal 2007 Outlook” and “Fiscal 2008 Outlook,” speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. The Company has adopted a policy that if the Company makes a determination that it expects the Company’s earnings per share for future periods for which projections are contained in this Quarterly Report on Form 10-Q to be lower than those projections, then the Company will publicly disseminate that fact. The Company’s policy also provides that if the Company makes a determination that it expects the Company’s earnings per share for future periods to be at or above the projections contained in this Quarterly Report on Form 10-Q, then the Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

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

Executive Overview

        The Company reported substantially higher third quarter results in fiscal 2007, with earnings per share up 68.1% over the prior year third quarter. The Company’s results for the third quarter of fiscal 2007 were driven by exceptional performance in the access equipment and defense segments, offset in part by the anticipated decrease in performance in the commercial segment as a result of a decrease in demand for concrete placement products subsequent to diesel engine emissions standards changes in the U.S., effective January 1, 2007.

        Despite the slowdown associated with the change in emissions standards in the commercial segment, the Company expects to report substantially higher earnings again in the fourth quarter of fiscal 2007 resulting in significant earnings growth for the full year. Summarized third quarter and year-to-date results for fiscal 2007 and projected results for fiscal 2007 and 2008 are as follows:

	Percentage Increase vs. Prior Period
	Actual Third Quarter Fiscal 2007	Actual First Nine Months Fiscal 2007	Full Year Fiscal 2007 Estimates	Full Year Fiscal 2008 Estimates
Sales	108.1%	78.9%	83.8% - 85.3%	10.2% - 14.3%
Operating income	133.2%	64.9%	76.7% - 78.9%	20.9% - 26.7%
Net income	69.7%	16.9%	22.1% - 24.1%	24.3% - 32.7%
Earnings per share	68.1%	16.2%	21.4% - 23.2%	22.1% - 29.9%

        The Company’s results for the first nine months of fiscal 2007 were driven by the performance of its recent acquisitions, in particular JLG, improved fire and emergency segment and North American refuse and concrete placement results, an improvement in the effective tax rate and improved earnings of unconsolidated affiliates. These results were partially offset by an anticipated decrease in defense parts and service sales and margins and operating losses at Geesink.

        Since 1996, the Company has selectively pursued strategic acquisitions to enhance its product offerings and diversify its business. The Company has focused its acquisition strategy on providing a full range of products to customers in specialty vehicle and vehicle body markets that are growing and where it can develop strong market positions and achieve acquisition synergies. On December 6, 2006, the Company completed its fifteenth acquisition since 1996 with the purchase of JLG for $3.1 billion, including transaction costs and the assumption of debt and net of cash acquired. The results of JLG’s operations are included in the consolidated results of the Company from the date of acquisition. For the nine months ended June 30, 2007, JLG has contributed sales of $1.70 billion and operating income of $153.9 million to the consolidated results. After consideration of interest costs on acquisition-related debt, JLG was accretive to earnings per share by $0.20 for the first nine months of fiscal 2007.

        While the Company expects the third quarter to be the strongest quarter for the access equipment segment in fiscal 2007, as seasonal factors tend to drive sales up during warmer summer months, the Company expects the access equipment segment to continue to report strong sales and earnings in the fourth quarter of fiscal 2007 due to expected strong non-residential end markets in North America and continued strength in Europe. The Company estimates that the acquisition of JLG will add sales of approximately $2.5 billion, with operating income margins of slightly greater than 9.5%, to results in fiscal 2007 and that, including the borrowing costs for the acquisition, JLG will be approximately $0.40 — $0.45 accretive to earnings per share in fiscal 2007.

        Since the onset of Operation Iraqi Freedom in 2003, the Company’s defense segment has benefited substantially from increased DoD requirements for new trucks, parts, service, armoring and remanufacturing of the Company’s defense vehicles operated in Iraq. During the third quarter of fiscal 2007, the defense segment successfully increased production to meet the requirements of its largest customer, the DoD, in its mission to fulfill Operation Iraqi Freedom. As a result, sales of new and remanufactured truck sales increased 64.0% in the third quarter of fiscal 2007 as compared to the same quarter in the prior year. The increase in truck sales despite sharply lower parts and service sales in the third quarter allowed the defense segment to make up for a sales shortfall experienced in the first half of the year and realize a slight increase in sales for the first nine months of fiscal 2007. Lower armor sales and lower negotiated margins on the Family of Heavy Tactical Vehicles (“FHTV”) program contributed to a 7.9% decrease in segment operating income for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006.

        During the second quarter of fiscal 2007, the Company was awarded contracts for four prototype Mine Resistant Ambush Protected (“MRAP”) vehicles for testing and an initial production order for 100 MRAP vehicles. The Company continues to work through the challenges involved in the accelerated start-up of these new, complex vehicles and modifying the vehicles to meet the DoD’s needs. While the Company has not been awarded a large contract for MRAP vehicles, the Company continues to pursue contracts for armored vehicles for the DoD and friendly foreign militaries, as a contractor, as a subcontractor and as a partner in a teaming arrangement. On July 26, 2007, the Company signed a teaming agreement with Ceradyne, Inc. and Ideal Innovations, Inc. to develop and market the BullTM armored vehicle for potential sales to the DoD and the United Kingdom Ministry of Defence. The Company can make no assurances that it will be successful in its efforts to sell MRAP-type armored vehicles.

        The 2007 U.S. federal budget and supplemental bill passed by Congress in October 2006 included the largest funding appropriation in history for the Company, following several strong funding years. The federal supplemental bill signed in May 2007 also included additional amounts of significant funding for the Company’s DoD contracts, of which approximately $200 million was added to backlog during the third quarter. Additional funding contained in the May 2007 supplemental bill is expected to be added to backlog over the next several months. Based on the strength of its backlog at June 30, 2007, the Company expects that defense truck sales will continue to exceed prior year amounts during the fourth quarter of fiscal 2007 and that defense segment sales will increase by approximately 10% in fiscal 2007.

        The Company’s fire and emergency segment experienced sales growth of 22.7% in the first nine months of fiscal 2007 and an operating income increase of 18.4%. The acquisition of OSV added sales of $96.4 million and operating income of $7.3 million to the first nine months of fiscal 2007. The higher organic sales levels in the first nine months of fiscal 2007 reflected strong order flow for domestic fire apparatus and homeland security products as well as stronger towing product sales. The increase in operating income for the other businesses in the segment in the first nine months of fiscal 2007 reflected strong sales and improved margins at the Company’s domestic fire apparatus business as a result of ongoing cost reduction initiatives.

        The Company expects fire and emergency segment sales will grow by over 20% in fiscal 2007, as a result of an estimated low double-digit organic growth rate and the addition of OSV. The Company estimates that the acquisition of OSV will add sales and operating income of $110.0 million and $9.5 million, respectively, to segment results in fiscal 2007. The organic growth reflects flat to lower industry demand following the diesel engine emissions standards changes effective January 1, 2007 as well as anticipated price increases and some market share gains. The Company expects operating income margins to be slightly lower than fiscal 2006 as start-up costs related to a facility expansion at its towing products business and losses in its European fire apparatus business exceed cost reduction activities at the Company’s domestic fire apparatus business.

        Sales in the Company’s commercial segment increased 14.6% in the first nine months of fiscal 2007 and operating income increased 23.9%. The increases in sales and operating income were largely attributable to strong demand at the Company’s North American businesses during the first half of the year as a result of a pre-buy by customers in advance of diesel engine emissions standards changes effective January 1, 2007 for diesel engines in the classes of chassis the Company sells and/or utilizes for mounting of the Company’s vehicle bodies. As expected, the Company’s North American commercial concrete business experienced a sharp decrease in demand subsequent to the diesel engine emissions standards changes in the U.S. that caused a decrease in sales and operating income for the segment during the third quarter of fiscal 2007. Sales at the Company’s European refuse business were down 12.7% in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 due to soft demand for the Company’s products in the United Kingdom, the lack of available chassis in France for the first six months of the fiscal year and some market share losses. In the second quarter of fiscal 2007, the Company incurred charges totaling $4.9 million for a reduction in its European refuse business salaried workforce, the closure of an underutilized facility and other adjustments. As a result, the Company’s European refuse operations had an operating loss of $10.9 million in the first nine months of fiscal 2007 compared with operating income of $3.8 million in the first nine months of fiscal 2006.

        The Company estimates that demand for concrete mixers will continue to remain soft during the fourth quarter of fiscal 2007, resulting in a decrease in commercial segment sales as compared to the prior year fourth quarter. Due to the strong demand during the first half of the year and the addition of IMT, the Company expects sales for fiscal 2007 in the commercial segment will increase about 5%. The Company estimates that the acquisition of IMT will add sales and operating income of approximately $85.0 million and $11.0 million, respectively, to segment results in fiscal 2007. The Company projects operating income margins for the commercial segment to be down about 50 to 100 basis points in fiscal 2007 as a result of expected losses at the Company’s European refuse business offset in part by the benefits of price increases and cost reduction initiatives in North America and the acquisition of IMT.

        The Company’s cash flow remained strong in the third quarter of fiscal 2007 due to seasonal sales and cash collection patterns typical of this time of the year. Assuming no further acquisitions, the Company estimates that debt will be approximately $3.0 to $3.1 billion at September 30, 2007.

        Based on the Company’s strong financial performance in its third quarter of fiscal 2007, the Company announced on August 1, 2007 that it had increased its estimate range of fiscal 2007 earnings per share from $3.15 — $3.25, as previously estimated, to $3.35 — $3.40. The increase reflects not only the results of the third quarter, but additional investments the Company is anticipating to make in the MRAP vehicle program and continued weak estimated defense parts and service sales in the fourth quarter of fiscal 2007.

        In fiscal 2008, the Company estimates that its sales will increase to $7.0 — $7.2 billion and that its earnings per share will increase to $4.15 — $4.35. The Company expects sales in its access equipment and defense segments to grow by double digit percentages in fiscal 2008. The Company expects such sales increases and cost reduction plans to be the primary drivers of its estimated earnings per share growth in fiscal 2008.

        Please refer to “Fiscal 2007 Outlook,” “Fiscal 2008 Outlook” and “Certain Assumptions” for a further discussion of the Company’s sales, operating income, net income and earnings per share estimates for fiscal 2007 and 2008.

Results of Operations

Analysis of Consolidated Net Sales

        The following table presents net sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
Net sales	2007	2006	2007	2006
Access equipment	$873.8	$--	$1,699.5	$--
Defense	376.3	291.4	993.9	988.7
Fire and emergency	290.2	255.3	850.4	693.0
Commercial	317.8	350.5	998.7	871.2
Intersegment eliminations	(10.8)	(9.3)	(27.6)	(29.9)

Consolidated	$1,847.3	$887.9	$4,514.9	$2,523.0

Third Quarter Fiscal 2007 Compared to 2006

        Consolidated net sales increased 108.1% to $1.85 billion for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. The acquisitions of OSV, IMT and JLG contributed sales totaling $931.1 million in the quarter. The remaining increase in sales was driven primarily by an increase in sales in the defense segment, partially offset by a significant decrease in sales in the commercial segment as a result of a decrease in demand subsequent to diesel engine emissions standards changes effective on January 1, 2007 and slower residential construction.

        Access equipment net sales were $873.8 million for the third quarter of fiscal 2007. Access equipment sales reflected higher demand for aerial work platforms worldwide and the addition of Caterpillar® branded telehandler production, offset in part by lower traditional telehandler sales in North America. The segment experienced softer demand for telehandlers in North America as compared to the third quarter of fiscal 2006 as a result of a slowdown in residential construction. Sales for the segment in the third quarter of fiscal 2007 were 30.8% higher than sales for JLG as a stand-alone company during the same period in the prior year.

        Defense segment net sales increased 29.1% to $376.3 million for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. The increase in sales was attributable to a 64.0% increase in new and remanufactured truck sales versus the comparable prior year quarter offset in part by a sharp decrease in parts and service sales. The increase in truck sales was the result of higher heavy- and medium-tactical vehicle sales to the DoD offset in part by a decrease in international truck sales due primarily to the completion of the U.K. Wheeled Tanker contract in the first quarter of fiscal 2007. Parts and service sales in the third quarter of fiscal 2007 decreased sharply as compared to the third quarter of fiscal 2006 due to the absence of non-recurring armor and parts sales which occurred in the third quarter of fiscal 2006 and limited available service work.

        Fire and emergency segment net sales increased 13.7% to $290.2 million for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. The acquisition of OSV contributed sales totaling $31.9 million in the quarter. The 1.2% increase in sales for other businesses in the segment reflected higher domestic fire apparatus and towing product sales offset in part by lower airport product sales. The increase in domestic fire apparatus sales reflected continued demand for chassis with engines purchased in advance of diesel engine emissions standards changes effective January 1, 2007 and market share gains. Due to the longer lead times associated with the majority of products sold in this segment and the spending patterns of the significant percentage of municipal customers in this segment, the effect of the changes in diesel engine emission standards is not expected to be as immediate or pronounced as in the commercial segment. Also affecting the comparison to the prior year quarter for businesses other than OSV was the delay of $13.6 million of sales from the second quarter of fiscal 2006 to the third quarter of fiscal 2006 due to supplier issues. The increase in towing product sales reflected a higher mix of package sales which include both a wrecker unit and a purchased chassis. The decrease in airport product sales in the third quarter of fiscal 2007 as compared to the prior year is due to the timing of the orders and shipments, which can fluctuate widely between quarters.

        Commercial segment net sales decreased 9.3% to $317.8 million for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. The acquisition of IMT contributed net sales of $25.4 million in the quarter. Concrete placement product sales were down 29.7% in the third quarter of fiscal 2007 as compared to 2006, largely due to a decrease in demand subsequent to the diesel engine emissions standards changes effective January 1, 2007 and slower residential construction. Domestic refuse sales for the quarter were 14.4% higher as refuse customers continued to take delivery of pre-emission package sales, which include both a body and a chassis purchased before the standards went into effect on January 1, 2007. European refuse sales were down 6.9% in the third quarter of fiscal 2007 as compared to 2006 due primarily to soft demand for the Company’s products in the United Kingdom.

First Nine Months of Fiscal 2007 Compared to 2006

        Consolidated net sales increased 78.9% to $4.51 billion for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. The acquisitions of OSV, IMT and JLG contributed sales totaling $1.88 billion in the first nine months of fiscal 2007. The remaining increase in sales was driven by the fire and emergency and commercial segments.

        Access equipment net sales were $1,699.5 million through the third quarter of fiscal 2007. Access equipment sales represent sales of JLG from December 6, 2006, the date of acquisition, through the end of the third quarter. Since the date of acquisition, JLG has experienced strong demand in Europe for all products and in North America for aerial work platforms. The segment has also benefited from the start-up of production of Caterpillar® branded telehandlers, but has experienced softer demand for its traditional telehandlers in North America as a result of a slowdown in residential construction.

        Defense segment net sales increased slightly to $993.9 million for the nine months ended June 30, 2007 compared to the same period in the prior year. The increase was attributable to an increase in sales of new trucks compared to the corresponding prior year period offset by sharply lower parts and service sales. For the nine months ended June 30, 2007, sales of medium-tactical vehicles to the DoD more than offset a decrease in international truck sales due to the completion of the U.K. Wheeled Tanker contract in the first quarter of fiscal 2007. The sharp decrease in parts and service sales was a result of several nonrecurring, large armor and armor installation projects that were completed in the first nine months of fiscal 2006.

        Fire and emergency segment net sales increased 22.7% to $850.4 million for the nine months ended June 30, 2007 compared to the same period in the prior year. The acquisition of OSV contributed sales totaling $96.4 million in the first nine months of fiscal 2007. Sales rose 8.8% for other businesses in the segment, reflecting higher domestic fire apparatus and towing product sales. The increase in domestic fire apparatus sales reflected higher demand for chassis including engines purchased in advance of diesel engine emissions standards changes effective January 1, 2007 and market share gains. The increase in towing product sales reflected a higher mix of package sales, which include both a wrecker unit and a purchased chassis.

        Commercial segment net sales increased 14.6% to $998.7 million for the nine months ended June 30, 2007 compared to the same period in the prior year. The acquisition of IMT contributed net sales of $81.8 million in the first nine months of fiscal 2007. Concrete placement product sales were up 1.4% in the first nine months of fiscal 2007 as compared to 2006, largely due to sales of units with chassis purchased in advance of diesel engine emissions standards changes effective January 1, 2007. Domestic refuse sales were 30.6% higher due to an increase in shipments to large U.S. commercial waste haulers and municipalities. European refuse sales were down 12.7% in the first nine months of fiscal 2007 as compared to 2006 due to soft demand for the Company’s products in the United Kingdom, the lack of available chassis for mounting refuse packers in France during the first half of the fiscal year and some market share losses.

Analysis of Consolidated Operating Income

        The following table presents operating income by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
Operating income (loss)	2007	2006	2007	2006
Access equipment	$98.3	$--	$153.9	$--
Defense	65.3	49.0	172.7	187.4
Fire and emergency	29.0	29.7	81.2	68.6
Commercial	17.8	25.4	60.7	49.0
Corporate and other	(17.7)	(21.5)	(57.4)	(55.7)

Consolidated operating income	$192.7	$82.6	$411.1	$249.3

Third Quarter Fiscal 2007 Compared to 2006

        Consolidated operating income increased 133.2% to $192.7 million, or 10.4% of sales, in the third quarter of fiscal 2007 compared to $82.6 million, or 9.3% of sales, in the third quarter of fiscal 2006. The acquisitions of OSV, IMT and JLG contributed operating income totaling $105.2 million in the third quarter of fiscal 2007.

        Access equipment segment operating income was $98.3 million, or 11.3% of sales, in the third quarter of fiscal 2007. Operating income for the access equipment segment for the third quarter included charges of $2.0 million related to the revaluation of inventory as of the JLG acquisition date and $16.8 million for the recurring amortization of JLG intangible and tangible assets recorded as part of the preliminary purchase accounting for the JLG acquisition. The segment’s strong operating income margin in the third quarter reflected a strong mix of aerial work platform sales and favorable foreign currency exchange rates.

        Defense segment operating income increased 33.1% to $65.3 million, or 17.3% of sales, in the third quarter compared to $49.0 million, or 16.8% of sales, in the prior year quarter. The increase in earnings during the third quarter reflected the increase in sales and higher margins as sales grew at a faster rate than relatively fixed operating expenses.

        Fire and emergency segment operating income decreased 2.7% to $29.0 million, or 10.0% of sales, in the third quarter compared to $29.7 million, or 11.7% of sales, in the prior year quarter. The OSV acquisition contributed operating income of $3.4 million, or 10.7% of sales, during the third quarter. Operating income for the other businesses in the segment decreased 14.2% for the quarter as a result of lower sales volume and operating income in Europe and a decrease in higher-margin airport product sales, partially offset by improved earnings at the Company’s domestic fire apparatus business.

        Commercial segment operating income decreased 29.7% to $17.8 million, or 5.6% of sales, in the third quarter compared to $25.4 million, or 7.2% of sales, in the prior year quarter. The IMT acquisition contributed operating income of $3.5 million during the third quarter. Operating income for the other businesses in the segment decreased 43.3% for the quarter. The decrease in operating income and margins in the quarter was largely due to expected lower sales volumes in North America as compared to the prior year quarter and a $0.5 million operating loss sustained at the Company’s European refuse operations.

        Corporate operating expenses and inter-segment profit elimination decreased $3.8 million to $17.7 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 largely due to a decrease in acquisition investigation and related costs offset in part by higher personnel and professional services costs.

        Consolidated operating expenses increased 86.8% to $135.7 million, or 7.3% of sales, in the third quarter of fiscal 2007 compared to $72.7 million, or 8.2% of sales, in the third quarter of fiscal 2006. The decrease in consolidated operating expenses as a percentage of sales was largely due to lower corporate expenses, especially in relation to significant revenue growth resulting from recent acquisitions, offset in part by amortization related to purchased intangible assets.

First Nine Months Fiscal 2007 Compared to 2006

        Consolidated operating income increased 64.9% to $411.1 million, or 9.1% of sales, in the first nine months of fiscal 2007 compared to $249.3 million, or 9.9% of sales, in the first nine months of fiscal 2006. The acquisitions of OSV, IMT and JLG contributed operating income totaling $172.1 million in the first nine months of fiscal 2007.

        Access equipment segment operating income was $153.9 million, or 9.1% of sales, in the first nine months of fiscal 2007. Operating income for the access equipment segment for the first nine months included charges of approximately $14.0 million related to the revaluation of inventory as of the JLG acquisition date and $36.8 million for the recurring amortization of JLG intangible and tangible assets recorded as part of the preliminary purchase accounting for the JLG acquisition. Fiscal 2007 operating income margins were also negatively affected by the timing of the acquisition just prior to JLG’s seasonal holiday shut-down in December 2006. An improved mix and favorable foreign exchange rates began to favorably affect margins beginning in the third quarter of fiscal 2007.

        Defense segment operating income decreased 7.9% to $172.7 million, or 17.4% of sales, in the first nine months of fiscal 2007 compared to $187.4 million, or 19.0% of sales, in the prior year period. Earnings during the first nine months reflected an adverse truck product mix, lower margins on the renewal of the FHTV contract, sharply lower parts and service sales and higher new product development spending.

        Fire and emergency segment operating income increased 18.4% to $81.2 million, or 9.5% of sales, in the first nine months of fiscal 2007 compared to $68.6 million, or 9.9% of sales, in the prior year period. The OSV acquisition contributed operating income of $7.3 million during the first nine months of fiscal 2007. Operating income for OSV for the first nine months included charges of approximately $3.2 million for the revaluation of inventory as of the OSV acquisition date. Operating income for the other businesses in the segment increased 7.8% for the first nine months of fiscal 2007 reflecting strong sales and improved margins at the Company’s domestic fire apparatus business as a result of ongoing cost reduction initiatives.

        Commercial segment operating income increased 23.9% to $60.7 million, or 6.1% of sales, in the first nine months of fiscal 2007 compared to $49.0 million, or 5.6% of sales, in the prior year period. The IMT acquisition contributed operating income of $10.9 million during the first nine months of fiscal 2007. Operating income for the other businesses in the segment increased 1.6% for the first nine months of fiscal 2007. The growth in operating income and margins in the first nine months of fiscal 2007 was largely due to higher pricing and higher sales volumes in North America as compared to the prior year period offset in part by a $10.9 million operating loss sustained at the Company’s European refuse operations. The Company’s European refuse operating loss in the first nine months of fiscal 2007 resulted primarily from lower unit volumes, increased warranty provisions and charges totaling $4.9 million for workforce reductions and other adjustments.

        Corporate operating expenses and inter-segment profit elimination increased $1.7 million to $57.4 million in the first nine months of fiscal 2007 compared to the same period in the prior year largely due to higher professional services and personnel costs offset in part by lower acquisition investigation and related costs.

        Consolidated operating expenses increased 78.4% to $364.4 million, or 8.1% of sales, during the first nine months of fiscal 2007 compared to $204.2 million, or 8.1% of sales, in the prior year period. Consolidated operating expenses as a percentage of sales have remained flat despite the amortization related to purchased intangible assets due to the leverage of fixed corporate costs on higher acquisition-related sales.

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2007 Compared to 2006

        Interest expense net of interest income increased $56.7 million to $56.4 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, largely as a result of borrowings for the JLG acquisition.

        The effective income tax rate decreased to 36.0% for the third quarter of fiscal 2007 compared to 36.4% in the third quarter of fiscal 2006 due to the tax benefits associated with the acquisition of JLG and the reinstatement of the federal research and development tax credit.

        Equity in earnings of unconsolidated affiliates of $2.1 million in the third quarter of fiscal 2007 and $0.9 million in the third quarter of fiscal 2006 represents the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

First Nine Months Fiscal 2007 Compared to 2006

        Interest expense net of interest income increased $137.8 million to $137.5 million in the first nine months of fiscal 2007 compared to the same period in the prior year, largely as a result of borrowings for the JLG acquisition.

        The effective income tax rate decreased to 36.0% for the first nine months of fiscal 2007 compared to 37.8% in the first nine months of fiscal 2006 due to the tax benefits associated with the acquisition of JLG and the reinstatement of the federal research and development tax credit.

        Equity in earnings of unconsolidated affiliates of $6.0 million in the first nine months of fiscal 2007 and $1.9 million in the first nine months of fiscal 2006 primarily represent the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe. The increase in equity in earnings for the first nine months of fiscal 2007 represents improved performance of the commercial entity in Mexico and the addition of the joint venture in Europe, which was acquired as part of the acquisition of JLG.

Financial Condition

        Cash provided by operating activities of $314.3 million and borrowings of $3.1 billion funded the acquisition of JLG, capital expenditures of $71.9 million, repayments of the Revolving Credit Facility of $82.4 million and of long-term debt of $39.5 million, debt issuance costs of $34.9 million, and dividends of $22.2 million. Cash provided by operations during the first nine months of fiscal 2007 increased $168.7 million compared to cash provided by operations in the first nine months of fiscal 2006. The increase primarily resulted from the receipt of performance-based payments from the DoD. The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate significantly, from quarter to quarter, due to changes in working capital requirements arising principally from seasonal fluctuations in sales, the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD.

        Working capital of $611.2 million at June 30, 2007 was $489.8 million higher than at September 30, 2006. The increase from September 30, 2006 was due primarily to the acquisition of JLG which historically operated with higher working capital than the Company. Inventories in the commercial and fire and emergency segments have also been affected by a build in 2006 model year engines and chassis.

        Total capitalization of $4.4 billion at June 30, 2007 included short-term debt of $0.1 billion, long-term debt (excluding current maturities) of $3.0 billion and shareholders’ equity of $1.3 billion. The Company’s total capitalization at September 30, 2006 was $1.2 billion. Total debt as a percentage of total capitalization at June 30, 2007 was 70.5% compared to 7.8% at September 30, 2006. The increase in total capitalization was due to borrowings to finance the acquisition of JLG.

Liquidity and Capital Resources

        The Company had cash and cash equivalents of $60.0 million and $515.5 million of unused availability under the terms of its Revolving Credit Facility (as defined below) as of June 30, 2007. The Company’s primary cash requirements include working capital, capital expenditures, dividends, and interest and principal payments on indebtedness.

        On December 6, 2006, to finance the acquisition of JLG and to refinance a previous credit facility, the Company entered into a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions. The Credit Agreement consists of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). The $500 million Term Loan A requires 19 quarterly principal payments of $12.5 million, plus interest, due quarterly over the period from March 2007 through September 2011, with a final principal payment of $262.5 million due December 6, 2011. The $2.6 billion Term Loan B requires 27 quarterly principal payments of $6.5 million, plus interest, due quarterly over the period from March 2007 through September 2013, with a final principal payment of $2,424.5 million due December 6, 2013.

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

        The Credit Agreement contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement also requires maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined) of 5.50x for fiscal quarters ending on or before June 30, 2007, reducing to 5.25x for the fiscal quarter ending on September 30, 2007, 4.75x for the fiscal quarters ending on December 31, 2007 through September 30, 2008, 4.25x for the fiscal quarters ending on December 31, 2008 through September 30, 2009 and 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance in all material respects with these covenants at June 30, 2007.

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

        Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5% or a bank’s “Prime Rate”) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. During the second quarter of fiscal 2007, the Company amended its Credit Agreement to reduce the interest rate spread on the Term Loan B by 25 basis points over the term of the loan. The weighted average interest rate on borrowings outstanding under the Credit Agreement was 7.07% at June 30, 2007.

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

        Based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2007 and fiscal 2008.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

        In addition to the issuance of debt, the Company’s acquisition of JLG added approximately $169.6 million in contractual obligations as of June 30, 2007 as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Leases:
Capital	$3.3	$0.4	$0.9	$0.9	$1.1
Operating	36.1	7.8	12.7	6.8	8.8

Purchase obligations(1)	122.9	122.9	--	--	--
Limited recourse debt(2)	7.3	6.3	1.0	--	--

Total contractual obligations	$169.6	$137.4	$14.6	$7.7	$9.9

(1)	Unconditional purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery.
(2)	Limited recourse debt is the result of the sale of finance receivables through limited recourse monetization transactions.

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

        The Company ships equipment on a limited basis to certain customers on consignment, but the Company recognizes the revenues only upon final sale of the equipment by the consignee. At June 30, 2007, the Company had $8.9 million of inventory on consignment.

        Guarantees of the Indebtedness of Others: The Company enters into agreements with finance companies whereby its equipment is sold to a finance company, which, in turn, sells or leases it to a customer. In some instances, the Company retains an obligation to the finance companies in the event the customer defaults on the financing. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company recognizes the greater of the fair value of the guarantee or the contingent liability required by Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Reserves are established related to these guarantees based upon the Company’s understanding of the current financial position of these customers and based on estimates and judgments made from information available at that time. If the Company becomes aware of deterioration in the financial condition of its customers or of any impairment of the customer’s ability to make payments, additional allowances may be required. Although the Company may be liable for the entire amount of a customer’s financial obligation under guarantees, its losses would generally be mitigated by the value of any underlying collateral including financed equipment, the finance company’s inability to provide clear title of foreclosed equipment to the Company and other conditions.

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

        Product Liability: Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business. A substantial portion of these claims and lawsuits involve the Company’s access equipment, concrete placement and domestic refuse businesses, while such lawsuits in the Company’s defense and fire and emergency businesses have historically been limited. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. Most insurance coverage includes self-insured retentions that vary by business segment and by year. The Company is generally self-insured for future claims up to $3.0 million per claim.

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

        At times, warranty issues can arise which are beyond the scope of the Company’s historical experience. If the estimate of warranty costs for the nine months ended June 30, 2007 increased or decreased by 50%, the Company’s accrued warranty costs, costs of sales and operating income would each change by $20.7 million or 24.7%, 0.6% and 5.0%, respectively.

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

        In conjunction with the Company’s fiscal 2006 review for potential impairment of goodwill, the Company determined that the fair value of the Company’s interest in Geesink exceeded its carrying value at September 30, 2006. In the second quarter of fiscal 2007, the Company reduced its estimate of the earnings of Geesink for fiscal year 2007 from operating income of $4.3 million (€3.3 million) to an operating loss of $9.8 million (€7.5 million) and as a result the Company updated the impairment calculation for Geesink. Through the first six months of fiscal 2007, Geesink had incurred an operating loss of $10.4 million (€8.0 million). In the third quarter of fiscal 2007, the Company increased its estimated operating loss for fiscal 2007 to $12.4 million (€9.5 million). The Company does not believe that this new estimated operating loss significantly altered the long-range value of Geesink and hence no detailed impairment calculation was performed at June 30, 2007. The Company expects Geesink to sustain an operating loss in the fourth quarter of fiscal 2007, reflecting their seasonally slow sales period.

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

        Goodwill associated with Geesink, which was recorded in connection with the acquisition of this business in July 2001, totaled €107.6 million as of June 30, 2007 ($144.9 million based on the exchange rate as of June 30, 2007). To the extent that Geesink is not able to achieve expected sales and operating income performance in fiscal 2007 and fiscal 2008, the Company could be required to record a goodwill impairment charge. The range of a potential charge would be based on a number of factors, including the speed of the recovery of its GPM III sales, the results of the Company’s cost reduction activities, the timing and results of the insourcing of JLG fabrications to Geesink’s Eastern European facility, Geesink’s operating performance, competition, required future capital expenditures, interest rates and long-term growth assumptions. The Company cannot provide any assurance that future goodwill impairment tests will not result in a charge to earnings.

New Accounting Standards

        Refer to “Note 1 to the Condensed Consolidated Financial Statements” for a discussion of the impact on the Company’s consolidated financial statements of new accounting standards.

Customers and Backlog

        Sales to the U.S. government comprised approximately 21% of the Company’s net sales in the first nine months of fiscal 2007. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at June 30, 2007 increased 84.7% to $3,744.2 million compared to $2,027.5 million at June 30, 2006. The recently acquired access equipment segment contributed backlog of $1,188.4 million at June 30, 2007. The defense segment backlog increased 65.4% to $1,744.4 million at June 30, 2007 compared to $1,054.7 million at June 30, 2006, due to the renewal of its FHTV contract and additional contract funding received in the May 2007 federal supplemental spending bill. Fire and emergency segment backlog increased 9.4% to $606.8 million at June 30, 2007 compared to $554.8 million at June 30, 2006, due to higher pricing and the inclusion of $26.6 million of backlog related to OSV, which was acquired in the fourth quarter of fiscal 2006. Commercial segment backlog decreased 51.1% to $204.6 million at June 30, 2007 compared to $418.0 million at June 30, 2006 due to the fulfillment of production in advance of the diesel engine emissions standards changes effective January 1, 2007 offset in part by the inclusion of $10.0 million of backlog related to IMT, which was acquired in the fourth quarter of fiscal 2006. Unit backlog for refuse packers was down 41.7% domestically compared to backlog at June 30, 2006. Unit backlog for front-discharge and rear-discharge concrete mixers was down 70.6% and 82.4%, respectively, as compared to backlog at June 30, 2006. Unit backlog for refuse packers was up 7.8% in Europe as a result of better demand in the United Kingdom and the return of chassis availability in France. Approximately 60.6% of the Company’s June 30, 2007 backlog is not expected to be filled in fiscal 2007.

        Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and Indefinite Delivery/Indefinite Quantity contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.

Fiscal 2007 Outlook

        The Company estimates that fiscal 2007 consolidated net sales will range between $6.30 billion and $6.35 billion, an increase from fiscal 2006 net sales of 83.8% to 85.3%. Included in these amounts are the Company’s estimates that the acquisitions of JLG, OSV and IMT will add $2.7 billion to sales in fiscal 2007. All comparisons are to fiscal 2006 and assume no new acquisitions.

        The Company expects access equipment sales in fiscal 2007 will approximate $2.5 billion reflecting strong non-residential spending in North America and growth in Europe and the rest of the world.

        The Company projects defense segment sales to increase by approximately 10.0% in fiscal 2007 due to additional U.S. federal funding which includes requirements for new trucks to meet the DoD’s requirements for Operation Iraqi Freedom, while it projects defense parts and service sales to decline sharply in fiscal 2007 due to the completion of several large non-recurring armor and armor installation projects in the prior year.

        The Company expects fire and emergency segment sales to grow by over 20.0% in fiscal 2007, as a result of an estimated low double-digit organic growth rate and the addition of OSV. The Company estimates the acquisition of OSV will add $110 million to segment sales in fiscal 2007. Organic growth reflects flat to lower industry demand following the diesel engine emissions standards changes effective January 2007 offset by anticipated price increases and some estimated market share gains.

        The Company estimates that the commercial segment’s sales will increase approximately 5.0% in fiscal 2007 due to the addition of IMT, offset by lower industry demand for concrete mixers and refuse packers in the U.S. subsequent to the diesel engine emissions standards changes effective January 2007, and a decrease in European sales. The Company estimates the acquisition of IMT will add $85 million to segment sales in fiscal 2007. The Company expects that Geesink refuse product sales will also be down in fiscal 2007 due to lower demand in the United Kingdom during the majority of the year, the lack of available chassis for mounting refuse packers in France for much of the fiscal year and some market share losses.

        The Company is projecting consolidated operating income to be up between 76.7% and 78.9% in fiscal 2007 resulting in operating income of between $576 million and $583 million.

        The Company is projecting access equipment margins of slightly greater than 9.5% in fiscal 2007 reflecting $65.0 — $67.0 million of charges related to the purchase accounting for JLG.

        The Company is projecting defense segment operating income margins to decrease 100 to 150 basis points in fiscal 2007 as compared to fiscal 2006 due to an unfavorable product mix and lower pricing on the renewal of the FHTV contract.

        The Company is projecting fire and emergency segment margins to be slightly lower in fiscal 2007 as compared to fiscal 2006, as start-up costs related to a facility expansion at its towing product business are expected to offset the benefits of cost reduction initiatives at its domestic fire apparatus business.

        In the commercial segment, the Company projects operating income margins to be down 50 to 100 basis points in fiscal 2007 as a result of expected losses at Geesink offset in part by the benefits of price increases and cost reduction initiatives in North America and the acquisition of IMT. The Company expects that IMT operating income margins will exceed 10.0% in fiscal 2007.

        The Company estimates that corporate operating expenses and inter-segment profit eliminations will increase about $9.0 million to approximately $81.5 million in fiscal 2007. The increase reflects the addition of a new data center, investment in additional staff and costs associated with the integration of JLG. The Company estimates that interest expense net of interest income and other expenses will be $195.0 to $200.0 million in fiscal 2007 due to indebtedness incurred primarily to fund the JLG acquisition.

        The Company estimates that in fiscal 2007 its effective income tax rate will decrease approximately 1.3% to 36.0%, and that equity in earnings of unconsolidated affiliates will approximate $7.0 million.

        These estimates result in the Company’s estimates of fiscal 2007 net income to be between $251.0 million and $255.0 million and earnings per share to be between $3.35 and $3.40, including $0.40 to $0.45 per share accretion from the acquisition of JLG.

Fiscal 2008 Outlook

        The Company estimates that fiscal 2008 consolidated net sales will range between $7.0 billion and $7.2 billion, an increase from fiscal 2007 net sales of 10.2% to 14.3%. All comparisons are to the Company’s fiscal 2007 estimates and assume no new acquisitions.

        The Company expects access equipment sales in its fiscal 2008 will increase by 15.0% to 20.0%. The increase in sales reflects an additional two months of sales as JLG’s results were only included in the Company’s consolidated results since the date of acquisition, strong sales in Europe and other international markets offset in part by a mid-economic cycle slow-down in spending in North America.

        Based on additional funding provided for the Company’s truck programs in a recently enacted federal supplemental spending bill intended to fund Operation Iraqi Freedom, the Company is projecting defense sales to grow over 20.0% in fiscal 2008, including an increase in defense parts and service sales due to higher estimated armor sales. The projected increase in defense sales in fiscal 2008 does not include any MRAP vehicle sales.

        The Company expects the fire and emergency segment sales percentage growth to be approximately 5.0% in fiscal 2008, as a result of organic growth. The low rate of organic growth reflects a pause in demand following the diesel engine emissions standards changes effective January 2007 as well as anticipated price increases and some market share gains.

        The Company estimates commercial sales to increase slightly in fiscal 2008, primarily due to weak demand in the first half of the year following the diesel engine emissions standards changes effective January 2007 and slowing residential construction. The Company expects demand to return towards the second half of the year as the new diesel engines gain acceptance. The Company expects that Geesink refuse product sales will be up slightly in fiscal 2008 due to better chassis availability in France and higher demand in the United Kingdom.

        The Company is projecting consolidated operating income of between $705.0 million and $730.0 million in fiscal 2008.

        The Company is projecting access equipment margins to be up 100 to 150 basis points in fiscal 2008, reflecting benefits of cost reduction initiatives, strong product mix and the elimination of certain non-recurring purchase accounting charges.

        The Company is projecting defense segment operating income margins to decrease 200 to 250 basis points in fiscal 2008 reflecting lower margins on the renewal of the FHTV contract.

        The Company is projecting fire and emergency segment margins to be up 50 to 100 basis points in fiscal 2008, reflecting the benefits of cost reduction initiatives.

        In the commercial segment, the Company projects operating income margins to be up 100 to 150 basis points in fiscal 2008 as a result of improvement in the Company’s European refuse business and the benefits of cost reduction initiatives.

        The Company estimates that corporate operating expenses and inter-segment profit eliminations will increase approximately $30.0 million in fiscal 2008. The increase reflects additional estimated expense associated with stock-based compensation awards, the costs of several large information technology projects and the investment in additional staff. The Company estimates that net interest and other expenses will increase to $220.0 to $230.0 million in fiscal 2008 largely due to the inclusion of interest on the JLG acquisition debt for an entire year.

        The Company estimates that in fiscal 2008 its effective income tax rate will decline to approximately 34.5% as a result of the phase-in of the domestic manufacturing deduction and increased earnings in lower tax rate countries. The Company estimates that equity in earnings of unconsolidated affiliates will approximate $3.0 million.

        These estimates result in the Company’s estimates of fiscal 2008 net income between $317.0 million and $333.0 million and earnings per share between $4.15 and $4.35.

Certain Assumptions

        The expectations set forth in “Executive Overview,” “Fiscal 2007 Outlook” and “Fiscal 2008 Outlook” are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, those relating to the Company’s ability to integrate JLG, OSV and IMT and achieve targeted sales, operating income and synergies for each acquisition; the Company’s ability to turn around Geesink and Medtec businesses sufficiently to support their current valuations resulting in no impairment charges; the Company’s estimates for the level of concrete placement activity, housing starts, non-residential construction spending and mortgage rates; the performance of the U.S. and European economies generally; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies, in particular at JLG, McNeilus, Geesink and Medtec; the availability of defense truck carcasses for remanufacturing; the anticipated level of production and margins associated with the FHTV contract, the Indefinite Demand/Indefinite Quantity truck remanufacturing contract, the Medium Tactical Vehicle Replacement follow-on contract, the Logistics Vehicle System Replacement contract and international defense truck contracts; the Company’s ability to produce defense trucks at increased levels for the fourth quarter of fiscal 2007 and fiscal 2008; the Company’s estimates for capital expenditures of rental and construction companies for JLG’s products, of municipalities for fire and emergency and refuse products, of airports for aircraft rescue and snow removal products and of large commercial waste haulers generally and with the Company; the Company’s estimates of the impact of changing fuel prices and credit availability on capital spending of towing operators; federal funding levels for U.S. Department of Homeland Security and spending by governmental entities on homeland security apparatus; the Company’s planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the expected level of commercial “package” body and purchased chassis sales compared to “body only” sales; anticipated levels of capital expenditures by the Company; the Company’s estimates for costs relating to litigation, product warranty, product liability, insurance, stock options, restricted stock awards, performance share awards, bad debts, personnel and raw materials; the Company’s estimates for debt levels, interest rates, working capital needs and effective tax rates; and that the Company does not complete any further acquisitions in the short term. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results that the forward-looking statements contemplate.

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

        The portion of the Company’s interest expense not effectively fixed in the interest rate swap remains sensitive to changes in the interest rates in the U.S. and off-shore markets. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its Credit Agreement. If short-term interest rates increased 100 basis points, then the Company’s interest expense would increase, and pre-tax income would decrease by approximately $5.7 million. These amounts are determined on an annual basis by considering the impact of the hypothetical interest rates on the Company’s borrowing cost on borrowings at June 30, 2007, taking into account the interest rate swap, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in the Company’s financial structure other than as noted.

Foreign Currency Risk

        The Company’s operations consist of manufacturing in the United States, Canada, The Netherlands, the United Kingdom, Italy, Sweden, Belgium, France, Australia, Mexico and Romania and sales and limited vehicle body mounting activities on six continents. As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies in which certain of the Company’s transactions in foreign markets are denominated. At June 30, 2007, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s transactions are denominated would have the effect of reducing gross profits for the nine months ended June 30, 2007 by approximately $44.9 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        In addition to the direct effects of changes in exchange rates, such changes also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not take into account potential changes in sales levels or local currency prices.

        The Company enters into certain forward foreign currency exchange contracts to mitigate the Company’s foreign exchange risk. These contracts qualify as derivative instruments under SFAS No. 133. However, the Company has not designated all of these instruments as hedge transactions under SFAS No. 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings. At June 30, 2007, the Company was managing $438.4 million (notional) of foreign currency contracts, including $423.3 million (notional) which are not designated as accounting hedges. Through the Company’s foreign currency hedging activities, the Company seeks primarily to minimize the risk that cash flows resulting from the sales of the Company’s products will be affected by changes in exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2007. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2007 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

        There were no other changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

        A decline in overall customer demand in our cyclical access equipment, commercial and fire and emergency markets could have a material adverse effect on our operating performance. The access equipment market that JLG operates in is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by residential and non-residential construction spending and by other factors. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Housing starts have been weak in fiscal 2007 causing lower demand for our concrete mixers and telehandlers in the U.S., and we do not expect housing starts to improve until mid to late fiscal 2008. We expect U.S. non-residential construction spending to weaken by mid fiscal 2008 for two to three quarters and then recover in fiscal 2009. Should this occur, our sales volumes in the U.S. for access equipment, concrete mixers and certain other products would likely decline. Concrete mixer and access equipment sales also are highly seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season. Domestic and European refuse markets are also highly cyclical and impacted by the strength of the economy generally and municipal tax receipts. Fire and emergency markets are modestly cyclical and are impacted by the economy generally and municipal tax receipts. If these markets face downturns, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows. Furthermore, our commercial and fire and emergency businesses saw an increase in orders in fiscal 2006 as customers pre-purchased truck chassis in anticipation of changes in diesel engine emissions standards effective January 1, 2007, which we expect to result in weak demand in our fire and emergency and commercial markets until mid to late fiscal 2008.

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

        Realization of the sales, operating income and synergy targets for the JLG acquisition will require integration of JLG’s sales and marketing, distribution, manufacturing, engineering and administrative organizations. JLG is a complex, global business. The successful integration of JLG will require substantial attention from our management team. The diversion of management attention, as well as any other difficulties we may encounter in the integration process, could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows. We cannot provide any assurance that we will be able to integrate the operations of JLG successfully, that we will be able to fully realize anticipated synergies from the acquisition or that we will be able to operate the JLG business as profitably as anticipated after the acquisition.

Our high leverage and debt service obligations could increase our vulnerability to general adverse economic and industry conditions and limit our ability to obtain future financing.

        As a result of financing the JLG acquisition, we are highly leveraged. We had approximately $3.1 billion of debt outstanding as of June 30, 2007. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Based upon our current level of operations, we believe that cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs. However, we cannot provide any assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our credit facilities contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations and debt service capability.

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

        During fiscal 2004 and 2005, Geesink operated at a loss due to the weak European economy, declines in selling prices in its markets, operational inefficiencies and increased material, labor and warranty costs related to the launch of a new Geesink-branded rear loader. Although Geesink operated at a profit in fiscal 2006, Geesink operated at a loss in the first nine months of fiscal 2007 due to soft demand for its products in the United Kingdom, the lack of available chassis for mounting refuse packers in France and some market share losses, and it is likely that this trend will continue throughout fiscal 2007. Although we have taken steps to turn around the business of Geesink, including reducing its work force, idling a facility, installing new executive leadership, integrating operations with JLG, implementing lean manufacturing practices, introducing new products and outsourcing components to lower cost manufacturing sites, we cannot provide any assurance that Geesink will be able to operate profitably or that such activities will be successful. In addition, we may incur costs to continue to implement any such turnaround beyond our current expectations for such costs. Further, if we are unable to continue to turn around the business of Geesink, then we may be required to record a non-cash impairment charge for Geesink goodwill, and there could be other material adverse effects on our net sales, financial condition, profitability and/or cash flows.

We are expanding international operations, the conduct of which subjects us to risks that may have a material adverse effect on our business.

        For the fiscal year ended September 30, 2006, approximately 17.7% of our net sales were attributable to products sold outside of the United States, and JLG had $610.7 million of revenues from outside of the United States in its fiscal year ended July 31, 2006. Expanding international sales is a part of our growth strategy. International operations and sales are subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government regulations and the effects of income and withholding taxes, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenues and earnings. In addition, we are increasingly subject to export control regulations, including, without limitation, the United States Export Administration Regulations and the International Traffic in Arms Regulations. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

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

        In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of the Company’s Common Stock. The Company did not repurchase any shares under the authorization during the quarter ended June 30, 2007. As of June 30, 2007, the Company had authority to repurchase 3,230,790 shares of Common Stock under that program. The repurchase authorization does not expire. The Credit Agreement restricts the Company’s ability to repurchase shares of its Common Stock through financial covenants. The Credit Agreement also limits the amount of dividends and other types of distributions to $40.0 million during any fiscal year plus the positive result of (x) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after the effective date of the new Credit Agreement, minus (y) the cumulative amount of all dividends and other types of distributions made in any fiscal year ending after such effective date that exceeded $40.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of these covenants.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 2, 2007.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 2, 2007.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated August 2, 2007.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated August 2, 2007.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH TRUCK CORPORATION
August 2, 2007	/S/ R. G. Bohn
R. G. Bohn
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)
August 2, 2007	/S/ C. L. Szews
C. L. Szews
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
August 2, 2007	/S/ T. J. Polnaszek
T. J. Polnaszek
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 2, 2007.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 2, 2007.

32.1	Written Statement of the Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated August 2, 2007.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated August 2, 2007.