Form 10-K
period 2007-09-30
OSHKOSH TRUCK CORP
filed 2007-11-21
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

or

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

Yes [   ] No [X]

        At March 31, 2007, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $3,899,599,921 (based on the closing price of $53.00 per share on the New York Stock Exchange as of such date).

        As of November 19, 2007, 74,213,678 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 5, 2008 (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

OSHKOSH TRUCK CORPORATION

FISCAL 2007 ANNUAL REPORT OF FORM 10-K

TABLE OF CONTENTS

PART I

PART II

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	83
ITEM 11.	EXECUTIVE COMPENSATION	83
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
	AND RELATED STOCKHOLDER MATTERS	83
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
	DIRECTOR INDEPENDENCE	84
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	84

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE	85
	SIGNATURES	86

        As used herein, the “Company” refers to Oshkosh Truck Corporation, including JLG Industries, Inc. and its wholly-owned subsidiaries (“JLG”), Pierce Manufacturing Inc. (“Pierce”), McNeilus Companies, Inc. (“McNeilus”) and its wholly-owned subsidiaries, Kewaunee Fabrications, LLC (“Kewaunee”), Medtec Ambulance Corporation (“Medtec”), JerrDan Corporation (“JerrDan”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”), Geesink Group B.V., Norba A.B. and Geesink Norba Limited and their wholly-owned subsidiaries (together, the “Geesink Norba Group” or “Geesink”), BAI Brescia Antincendi International S.r.l. and its wholly-owned subsidiary (“BAI”), Oshkosh Specialty Vehicles, LLC, Aluminum Body Corporation and Prime Medical Manufacturing, LLC and their wholly-owned subsidiaries (together, “OSV”) and Iowa Mold Tooling Co., Inc. (“IMT”). “Oshkosh” refers to Oshkosh Truck Corporation, not including JLG, Pierce, McNeilus, Kewaunee, Medtec, JerrDan, CON-E-CO, London, Geesink Norba Group, BAI, OSV, IMT or any other subsidiaries.

        The “Oshkosh®,” “JLG®,” “Pierce®,” “MEDTEC®,” “Jerr-Dan®,” “BAI™,” “Frontline™,” “SMIT™,” “McNeilus®,” “CON-E-CO®,” “London®,” “Geesink™,” “Norba™,” “Kiggen™,” “IMT®,” “SkyTrak®,” “Lull®,” “Toucan®,” “Liftlux™,” “Revolution®,” “Command Zone™,” “ALL-STEER®,” “TAK-4®,” “Hercules™,” “Husky®,” “Velocity™,” “Impel™,” “Smart-Pak®,” “Auto Reach®,” “Sky-Arm®,” “TerraMax™” and “ProPulse®" trademarks and related logos are trademarks or registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.

        All references herein to earnings per share refer to earnings per share assuming dilution.

        For ease of understanding, the Company refers to types of specialty vehicles for particular applications as “markets.” When the Company refers to “market” positions, these comments are based on information available to the Company concerning units sold by those companies currently manufacturing the same types of specialty vehicles and vehicle bodies and are therefore only estimates. Unless otherwise noted, these market positions are based on sales in the United States of America. There can be no assurance that the Company will maintain such market positions in the future.

Cautionary Statement About Forward-Looking Statements

        The Company believes that certain statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements located elsewhere in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions “Executive Overview” and “Fiscal 2008 Outlook” are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. In addition, the Company’s expectations for fiscal 2008 are based in part on certain assumptions made by the Company, which are generally set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Assumptions.” Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A of Part I of this report.

        All forward-looking statements, including those under the captions “Executive Overview” and “Fiscal 2008 Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” speak only as of November 21, 2007. The Company has adopted a policy that if the Company makes a determination that it expects the Company’s earnings per share for future periods for which projections are contained in this Annual Report on Form 10-K to be lower than those projections, then the Company will publicly disseminate that fact. The Company’s policy also provides that if the Company makes a determination that it expects the Company’s earnings per share for future periods to be at or above the projections contained in this Annual Report on Form 10-K, then the Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

PART I

ITEM 1.	BUSINESS

The Company

        The Company is a leading designer, manufacturer and marketer of a broad range of specialty vehicles and vehicle bodies. The Company operates in four segments: access equipment, defense, fire & emergency and commercial. Oshkosh began business in 1917 and was among the early pioneers of four-wheel drive technology. In 1981, Oshkosh was awarded the first Heavy Expanded Mobility Tactical Truck (“HEMTT”) contract for the U.S. Department of Defense (“DoD”), and quickly its defense segment developed into the DoD’s leading supplier of severe-duty, heavy-payload tactical trucks. As the leading manufacturer of severe-duty, heavy- and medium-payload tactical trucks for the DoD, the Company manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel and cargo for combat units. In 1996, the Company began a strategic initiative to diversify its business by making selective acquisitions in attractive segments of the specialty vehicle and vehicle body markets to complement its defense truck business.

        In September 1996, the Company entered the firefighting apparatus market through the acquisition of Pierce, a domestic market leader in manufacturing and marketing of firefighting vehicles. The Company subsequently expanded into additional emergency response and geographic markets to form its fire & emergency segment. This segment manufactures commercial and custom firefighting vehicles and equipment, aircraft rescue and firefighting (“ARFF”) vehicles, snow removal vehicles, ambulances, wreckers, carriers and other emergency vehicles primarily sold to fire departments, airports, other governmental units and towing companies in the U.S. and abroad; mobile medical trailers sold to hospitals and third party medical service providers in the U.S. and Europe; and broadcast vehicles sold to broadcasters and TV stations in North America and abroad.

        In February 1998, the Company entered the concrete mixer and refuse collection vehicle markets through the acquisition of McNeilus to form its commercial segment. Since that time, the Company has acquired additional businesses serving these markets and other adjacent markets. This segment manufactures rear- and front-discharge concrete mixers, refuse collection vehicles, mobile and stationary compactors and waste transfer units, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in North America, Europe and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the U.S. and abroad.

        In December 2006, the Company entered the access equipment market (defined as aerial work platforms and telehandlers) through the acquisition of JLG, the Company’s largest and most recent acquisition, to form its access equipment segment. Founded in 1969, JLG is a leading global producer of access equipment based on gross revenues. The access equipment segment manufactures aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. Access equipment customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and the U.S. military.

        The result of this diversification and acquisition initiative to date has been an increase in sales from $413 million in fiscal 1996 to $6.3 billion in fiscal 2007, with earnings from continuing operations increasing from a loss of $.01 per share for fiscal 1996 to earnings of $3.58 per share for fiscal 2007.

        The Company believes it has developed a reputation for excellent product quality, performance and reliability at low total product life cycle costs in each of the specialty markets in which it participates. The Company has strong brand recognition in its markets and has demonstrated design and engineering capabilities through the introduction of several highly engineered proprietary components that increase the operating performance of the Company’s products. The Company has developed comprehensive product and service portfolios for many of its markets in an effort to become a single-source supplier for its customers, including third-party customer lease financing programs for its fire & emergency products and certain commercial products through its wholly-owned subsidiary, Oshkosh Equipment Finance, L.L.C., doing business as Oshkosh Capital (“Oshkosh Capital”); for its access equipment products through its wholly-owned subsidiary, Access Financial Solutions, Inc.; and for certain of its commercial products through the Company’s interest in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”).

        See Note 20 to the Consolidated Financial Statements for financial information related to the Company’s business segments.

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

        Extensive Distribution Capabilities. The Company has established an extensive domestic and international distribution system for specialty vehicles and vehicle bodies tailored to each market. The Company utilizes networks of dealers and distributors in markets characterized by a large, fragmented customer base. The Company employs direct in-house sales and service representatives in markets characterized by a concentrated customer base. In addition, the Company’s access equipment segment sells to independent rental companies to reach its various markets.

        Flexible and Efficient Manufacturing. Over the past 11 years, the Company has significantly increased manufacturing efficiencies. The Company believes it has competitive advantages over larger vehicle manufacturers in its specialty vehicle markets due to its manufacturing flexibility and custom fabrication capabilities. In addition, the Company believes it has competitive advantages over smaller vehicle and vehicle body manufacturers due to the Company’s relatively higher volumes of similar products that permit the use of moving assembly lines and allow the Company to leverage purchasing power opportunities across product lines.

        Diversified Product Offering and Customer Base. The Company’s broad product offerings and target markets serve to diversify its sources of revenues, mitigate the impact of economic cycles and provide multiple platforms for potential internal growth and acquisitions. For each of the Company’s target markets, the Company has developed or acquired a broad product line to become a single-source provider of specialty vehicles, vehicle bodies, parts and service and related products to the Company’s customers.

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

        Quality Products and Customer Service. The Company’s products have developed strong brand recognition based on the Company’s commitment to meet the stringent product quality and reliability requirements of its customers and the specialty vehicle and vehicle body markets it serves. The Company’s commitment to product quality is exemplified by the ISO 9001 certification. Most of the Company’s facilities are ISO 9001 certified. The Company also achieves high quality customer service through its extensive service and parts support program, which is available to domestic customers 365 days a year in all product lines throughout the Company’s distribution systems.

        Proprietary Components. The Company’s advanced design and engineering capabilities have contributed to the development of proprietary, severe-duty components that enhance vehicle performance, reduce manufacturing costs and strengthen customer relationships. These proprietary components include front drive and steer axles, transfer cases, cabs, TAK-4 independent suspension, the Pierce Ultimate Configuration (“PUC”) vehicle configuration, the Hercules and Husky foam systems, the Command Zone embedded diagnostics multiplexing technology, the McNeilus Auto Reach Arm for automated side-loading refuse collection vehicles, the Geesink Norba Group’s SmartPak compaction system, JerrDan’s vehicle recovery system, JLG’s electronic control system, the Pro-Pulse hybrid electric drive technology and the TerraMax autonomous vehicle navigation system. The Company also has an exclusive license to manufacture and market the Revolution composite concrete mixer drum in North, Central and South America and the Caribbean (the “Americas”) and Europe and a 20-year license to use certain Caterpillar Inc. (“Caterpillar”) intellectual property in connection with the design and manufacture of Caterpillar-branded telehandler products. The Company believes these proprietary components provide the Company a competitive advantage by increasing its products’ durability, operating efficiency and performance. The integration of many of these components across various product lines also reduces the Company’s costs to manufacture its products compared to manufacturers who simply assemble purchased components.

Business Strategy

        The Company is focused on increasing its net sales, profitability and cash flow by capitalizing on its competitive strengths and pursuing a comprehensive, integrated business strategy. Key elements of the Company’s business strategy include:

        Focusing on Specialty Vehicle and Vehicle Body Markets. The Company plans to continue its focus on those specialty vehicle and vehicle body markets where it has or can acquire strong market positions and where the Company believes it can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability. The Company believes the higher sales volumes associated with strong market positions will allow the Company to continue to enhance productivity in manufacturing operations, capitalize on extensive distribution capabilities, fund innovative product development and invest in further expansion. In addition to the Company’s plans to increase its market share and profitability, the Company believes each of the Company’s specialty vehicle and vehicle body markets, both domestically and internationally, exhibit opportunities for further market growth.

        Introducing New Products. The Company has maintained a strong emphasis on new product development, as it seeks to expand sales by leading its core markets in the introduction of new or improved products and new technologies, through internal development, strategic acquisitions or licensing of technology. In fiscal 2007, the Company invested $75.8 million in development activities for new products and product enhancements. The Company believes it is at the forefront of commercializing emerging technologies that are capable of important changes in customer uses of its products, such as the TerraMax autonomously operated vehicle, ProPulse hybrid-electric drive, Revolution composite concrete mixer drum, Side Loading Vehicle Retriever, PUC vehicle configuration and Velocity and Impel custom fire chassis.

        Providing Superior Quality and Service to Each Market. The Company generally markets a premium product line in each of its markets and seeks to provide superior quality and service in each market to sustain its premium product positioning. Each of its businesses maintains active programs involving customer outreach, design and manufacturing quality and supplier certification to assure superior product quality. Quality metrics are maintained at each business to drive continuous improvement.

        The Company sustains its quality reputation with a strong aftermarket focus. The Company actively tailors distribution and service to each of its domestic and international markets. The Company utilizes dealers and distributors in markets characterized by a large, fragmented customer base. The Company uses its owned or leased facilities and in-house sales representatives in markets characterized by a concentrated customer base, supplemented by a network of nationwide service representatives. In addition, the Company’s access equipment segment sells to independent rental companies to reach its various markets. The Company believes that this distribution and service model provides frequent contact with customers and timely service at a reasonable cost. Because the Company’s vehicles must be ready to go to war, fight a fire, rescue, clean up, tow, broadcast, build and perform other critical missions, the Company has actively been expanding Company-owned service locations, opening remanufacturing facilities, encouraging dealers to expand service locations and adding roving service vans to maintain high readiness levels of its installed fleets.

        Focusing on Lean Operations. The Company seeks to deliver high performance products to customers at both low total product life cycle costs and low acquisition prices. Historically, the Company has actively benchmarked competitor costs and best industry practices and utilized teams of industrial engineers and procurement specialists to re-engineer manufacturing processes and leverage purchasing volumes to meet these objectives. Since 1996, the Company’s corporate strategic purchasing group has procured approximately two-thirds of all materials and components Company-wide to leverage the Company’s full purchasing power. Beginning in fiscal 2004, the Company adopted a more comprehensive, lean enterprise focus to continue its drive to be a low cost producer in all of its product lines and to deliver low product life cycle costs for its customers. Lean is a methodology to eliminate non-value added work from a process stream. In fiscal 2006, the Company expanded its lean initiative with the creation of chartered cost reduction teams at all businesses and the introduction of broad-based training programs. By utilizing teams comprised of individuals with significant lean experience to train the Company’s business units in lean skills, the Company has been able to introduce lean concepts to a number of its businesses. As a result of this lean focus, the Company expects to reduce product costs, manufacturing lead times and new product development cycle times over the next several years.

        Pursuing Strategic Acquisitions. The Company’s present management team has successfully negotiated and integrated fifteen acquisitions since 1996 that, taken as a whole, have significantly increased the Company’s sales and earnings. Following the completion of additional integration tasks for the JLG acquisition and planned de-leveraging, in late fiscal 2008 or fiscal 2009, the Company intends to resume its pursuit of strategic acquisitions, both domestically and internationally, to enhance its product offerings and expand its international presence in specialty vehicle and vehicle body markets. The Company’s acquisition strategy is focused on opportunities that provide or enhance the Company’s ability to provide a full range of products to customers in growing specialty vehicle and vehicle body markets where the Company can improve its strong market positions and achieve significant acquisition synergies.

Products

        The Company is focused on the following core segments of the specialty vehicle and vehicle body markets:

        Access Equipment Segment. In December 2006, through its JLG acquisition, the Company became a leading worldwide manufacturer of a wide range of aerial work platforms, telehandlers, scissor lifts and vertical masts used in a variety of construction, industrial, institutional and general maintenance applications to safely and efficiently position workers and materials at elevated heights that might otherwise have to be reached by scaffolding, ladders, cranes or other means.

        In October 2005, JLG entered into a 20-year strategic alliance (the “Alliance”) with Caterpillar related to the design, manufacture and global sale of Caterpillar-branded telehandlers. JLG’s manufacture and sale of Caterpillar-branded telehandlers commenced in July 2006.

        JLG, through its wholly-owned subsidiary Access Financial Solutions, Inc., also arranges equipment financing and leasing solutions for its customers, primarily through private-label arrangements with independent third party financial companies, and provides credit support in connection with these financing and leasing arrangements. Financing arrangements that JLG offers or arranges through this segment include installment sale contracts, capital leases, operating leases and rental purchase guarantees. Terms of these arrangements vary depending on the type of transaction, but typically range between 36 and 72 months and generally require the customer to be responsible for insurance, taxes and maintenance of the equipment, and to bear the risk of damage to or loss of the equipment.

        Defense Segment. The Company has sold products to the DoD for over 80 years. The Company’s proprietary military all-wheel drive product line of heavy-payload tactical trucks includes the HEMTT, the Heavy Equipment Transporter (“HET”), the Palletized Load System (“PLS”), the Common Bridge Transporter (“CBT”) and the Logistic Vehicle System (“LVS”). Beginning with the award of the Medium Tactical Vehicle Replacement (“MTVR”) base contract in fiscal 1998, the Company became a major manufacturer of severe-duty, medium-payload trucks for the U.S. Marine Corps. In fiscal 2005, the Company launched the Medium Tactical Truck (“MTT”) to offer a line of lower-cost severe-duty, medium-payload trucks suitable for less demanding requirements than the MTVR. The Company also exports severe-duty heavy- and medium-payload tactical trucks to approved foreign customers.

        The Company has developed and maintained a strong relationship with the DoD over the years and has established itself as a proven supplier. The Company operates under a one-year, renewable Family of Heavy Tactical Vehicles (“FHTV”) requirements contract with the DoD. The current contract expires in February 2008. The contract includes the following heavy-payload products: HEMTT, HEMTT-ESP (“Extended Service Program”), PLS and PLS Trailer and associated logistics and configuration management support. As of November 19, 2007, the Company was in negotiations to renew this contract for a one-year period. As a result of significant usage of the Company’s heavy-payload trucks in Operation Iraqi Freedom and the Company’s performance under the initial contract, the Company was awarded a five-year follow-on, fixed-price indefinite delivery, indefinite quantity (“ID/IQ”) contract in September 2004 to rebuild Oshkosh heavy-payload defense trucks and trailers deployed in Iraq. As funds become available to the DoD, the ID/IQ allows the DoD to contract with Oshkosh to rebuild Oshkosh defense trucks and trailers at fixed prices over a five-year period ending in September 2009.

        In June 2006, the DoD awarded Oshkosh a production contract for the Logistics Vehicle System Replacement (“LVSR”) vehicle and associated manuals, vehicle kits, test support and training for the U.S. Marine Corps. The Company estimates that this fixed-price, ID/IQ contract has a value of $740.2 million based on a production quantity of 1,592 units over a six-year period. The contract allows for the purchase of up to 1,900 cargo, wrecker and fifth-wheel LVSR variants. The Company delivered the first units under the contract in fiscal 2007 and expects that full scale production will begin in the second half of fiscal 2009.

        In February 2006, the Company entered into a licensing agreement with ADI Limited of Australia (“ADI”), a wholly-owned subsidiary of Thales Group, to allow the Company to manufacture, market and support the Bushmaster armored vehicle for North American customers as well as countries eligible for Foreign Military Sales. The Bushmaster, originally developed by ADI in conjunction with the Australian Defence Force, is a mine-blast resistant vehicle due to its v-shaped hull, and its armor provides improvised explosive device and ballistic protection to its occupants. The vehicle’s mission profile requires it to travel long distances over rough terrain and deliver its occupants to their destination as safely and comfortably as possible, making it more effective in a tactical environment. To date, the Company has been unsuccessful in securing contracts for this vehicle from the DoD, but it continues to market this vehicle to friendly foreign militaries.

        In July 2007, the Company announced a teaming agreement with Ceradyne, Inc. (“Ceradyne”) and Ideal Innovations, Inc. (“I-3”) to further develop, produce and market the Bull armored vehicle. The Bull is intended to address the increasing need for protection from improvised explosive devices (“IED”), mine blasts and lethal, explosively formed projectiles (“EFP”) and would be built on a combat-proven Oshkosh chassis. The Bull advanced technology armored solution, conceived by I-3 in 2005 and developed with Ceradyne in 2006, has been tested by the Army Test Center, Aberdeen, Md., and was demonstrated to be capable of protecting vehicle occupants against IED, EFP, mine blast and ballistic threats.

        The Company’s objective is to continue to diversify into other areas of the U.S. and international defense truck markets by expanding applications, uses and vehicle body styles of its current heavy- and medium-payload tactical truck lines. As the Company enters tactical truck competitions in the defense market segment, the Company believes it has multiple competitive advantages, including:

•	Truck engineering and testing. DoD and international truck contract competitions require significant defense truck engineering expertise to ensure that a company’s truck excels under demanding test conditions. The Company has a team of engineers and draftsmen and engages contract engineers to support current business and truck contract competitions. These personnel have significant expertise designing new trucks, using sophisticated computer-aided tools, supporting grueling testing programs at test sites and submitting detailed, comprehensive, successful contract proposals.
•	Proprietary components. The Company’s patented TAK-4 independent suspension and proprietary transfer case enhance its trucks’ off-road performance. In addition, because these are two of the highest cost components in a truck, the Company has a competitive cost-advantage based on the in-house manufacturing of these two truck components. The Company’s Command Zone tool also simplifies maintenance troubleshooting.
•	Past performance. The Company has been building trucks for the DoD for over 80 years. The Company believes that its past success in delivering reliable, high quality trucks on time, within budget and meeting specifications is a competitive advantage in future defense truck procurement programs. The Company understands the special contract procedures in use by the DoD and other foreign armies and has developed substantial expertise in contract management and accounting.
•	Flexible manufacturing. The Company’s ability to produce a variety of truck models on the same moving assembly line permits it to avoid facilitation costs on most new contracts and maintain competitive manufacturing efficiencies.
•	Logistics. The Company has gained significant experience in the development of operators’ manuals and training and in the delivery of parts and services worldwide in accordance with the DoD’s expectations, which differ materially from commercial practices. The Company has logistics capabilities to permit the DoD to order parts, receive invoices and remit payments electronically.

        Fire & Emergency Segment. Through Pierce, the Company is a leading domestic manufacturer of fire apparatus assembled on custom chassis, designed and manufactured by Pierce to meet the special needs of firefighters. Pierce also manufactures fire apparatus assembled on commercially available chassis, which are produced for multiple end-customer applications. Pierce’s engineering expertise allows it to design its vehicles to meet stringent industry guidelines and government regulations for safety and effectiveness. Pierce primarily serves domestic municipal customers, but also sells fire apparatus to airports, universities and large industrial companies, and in international markets. Pierce’s history of innovation and research and development in consultation with firefighters has resulted in a broad product line that features a wide range of innovative, high-quality custom and commercial firefighting equipment with advanced fire suppression capabilities. In an effort to be a single-source supplier for its customers, Pierce offers a full line of custom and commercial fire apparatus and emergency vehicles, including pumpers, aerial and ladder trucks, tankers, light-, medium- and heavy-duty rescue vehicles, wildland rough terrain response vehicles, mobile command and control centers, bomb squad vehicles, hazardous materials control vehicles and other emergency response vehicles.

        Through JerrDan, the Company is a leader in the manufacturing and marketing of towing and recovery equipment in the U.S. The Company believes JerrDan is recognized as an industry leader in quality and innovation. JerrDan offers a complete line of both roll-back carriers (“carriers”) and traditional tow trucks (“wreckers”). In addition to manufacturing equipment, JerrDan provides its customers with one-stop service for carriers and wreckers and generates revenue from the installation of equipment, as well as the sale of chassis and service parts.

        The Company, through its Oshkosh and BAI brands, is among the leaders in sales of ARFF vehicles to domestic and international airports. These highly specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the world’s largest airports, including LaGuardia International Airport, O’Hare International Airport, Hartsfield-Jackson International Airport and Dallas/Fort Worth International Airport in the United States and airports located in Montreal and Toronto, Canada; Rome and Milan, Italy and Shanghai and Hangzhou, China, are served by the Company’s ARFF vehicles. The Company believes that the performance and reliability of its ARFF vehicles contribute to the Company’s strong position in this market.

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

        Through Medtec, the Company is one of the leading U.S. manufacturers of custom ambulances for private and public transporters and fire departments. Medtec markets a broad line of ambulances for private patient transporters, fire departments and public transporters, but specializes in Type I and Type III ambulances. Type I and Type III ambulances are popular among public patient transporters and fire departments. Type I ambulances feature a conventional style, light- or medium-duty chassis with a modular patient transport body mounted separately behind the vehicle cab. Type III ambulances are built on light-duty van chassis with a walk-through opening into the patient transport body which is mounted behind the vehicle cab.

        Through OSV, the Company is one of the leaders in the manufacturing of mobile medical vehicles for North American and European medical centers and service providers. OSV is the only mobile medical vehicle manufacturer certified by all major original equipment manufacturers of mobile medical imaging equipment — General Electric Company, Royal Philips Electronics and Siemens AG. OSV is also a leading manufacturer and integrator of custom vehicles for the broadcast and communications industry, where the Company, under its Frontline brand, markets a full line of television broadcast, satellite news gathering and microwave transmission electronic news gathering vehicles to broadcasters, TV stations, radio stations and NASA.

        Through BAI, the Company is one of the leaders in manufacturing and marketing fire apparatus and equipment to municipalities and airports throughout Europe, the Middle East and Africa. BAI produces a wide range of firefighting vehicles, ARFF units, industrial firefighting vehicles and forest firefighting vehicles.

        The Company offers three- to fifteen-year municipal lease financing programs to its fire & emergency segment customers in the United States through Oshkosh Capital. Programs include competitive lease financing rates, creative and flexible finance arrangements and the ease of one-stop shopping for customers’ equipment and financing. The lease financing transactions are executed through a private label arrangement with an independent third party finance company.

        Commercial Segment. Through McNeilus and the Geesink Norba Group, the Company is a leading North American and European manufacturer of refuse collection vehicles for the waste services industry. Through Oshkosh, McNeilus, London and CON-E-CO, the Company is a leading manufacturer of front- and rear-discharge concrete mixers and portable and stationary concrete batch plants for the concrete ready-mix industry throughout the Americas. Through IMT, the Company is a leading North American manufacturer of field service vehicles and truck-mounted cranes for the construction, equipment dealer, building supply, utility, tire service and mining industries. The Company believes its commercial segment vehicles and equipment have a reputation for efficient, cost-effective, dependable and low maintenance operation.

        In March 2002, the Company introduced the rear-discharge Revolution concrete mixer drum, which is constructed of lightweight composite materials. In fiscal 2006, the Company launched the sale of front-discharge Revolution drums. Since the introduction of the first concrete mixer drum about 90 years ago, the Company believes all commercially successful drums worldwide had been produced utilizing steel until the launch of the Revolution. The Company believes the Revolution is the first composite concrete mixer drum ever produced. The Revolution drum offers improved concrete payload on a vehicle and longer drum life, which lowers the cost per yard of concrete delivered. The Company’s strategy has been to sell the Revolution drum as a premium-priced product as the Company believes the Revolution drum yields a quick payback to customers through lower operating costs. The Company is required to pay to its Australian partner royalty fees for each drum sold. The Company has sold over 2,000 Revolution drums in the U.S. since the launch of the Revolution. The ramp-up of the production and sale of Revolution drums has proceeded at a much slower pace than the Company’s initial expectations, as the Company has addressed various technical design and production process control issues, which the Company believes have now been addressed.

        The Company, through OMFSP, an affiliated financial services partnership, offers three- to seven-year tax advantaged lease financing to concrete mixer customers, concrete batch plant customers and commercial waste haulers in the United States. Offerings include competitive lease financing rates and the ease of one-stop shopping for customers’ equipment and financing.

Marketing, Sales, Distribution and Service

        The Company believes it differentiates itself from many of its larger competitors by tailoring its distribution to the needs of its specialty vehicle and vehicle body markets and from its smaller competitors with its national and global sales and service capabilities. Distribution personnel use demonstration vehicles to show customers how to use the Company’s vehicles and vehicle bodies properly. In addition, the Company’s flexible distribution is focused on meeting customers on their terms, whether on a jobsite, in an evening public meeting or at a municipality’s offices, compared to the showroom sales approach of the typical dealers of large vehicle manufacturers. The Company backs all products by same-day parts shipment, and its service technicians are available in person or by telephone to domestic customers 365 days a year. The Company believes its dedication to keeping its products in-service in demanding conditions worldwide has contributed to customer loyalty.

        The Company provides its salespeople, representatives and distributors with product and sales training on the operation and specifications of its products. The Company’s engineers, along with its product managers, develop operating manuals and provide field support at vehicle delivery for some markets.

        U.S. dealers and representatives, where used, enter into agreements with the Company that allow for termination by either party generally upon 90 days notice. Dealers and representatives, except for those utilized by JLG, JerrDan, Medtec and IMT, are generally not permitted to market and sell competitive products.

        Access Equipment Segment. JLG’s products are marketed in over 3,500 locations worldwide through independent rental companies and distributors that purchase JLG products and then rent and sell them and provide service support, as well as through other sales and service branches or organizations in which the Company holds equity positions. North American customers are located in all 50 states in the U.S., as well as in Canada and Mexico. International customers are located in Europe, the Asia/Pacific region, Australia, Africa, the Middle East and Latin America. JLG’s sales force is comprised of approximately 180 employees worldwide. In North America, teams of sales employees are dedicated to specific major customers, channels or geographic regions. JLG’s sales employees in Europe and the rest of the world are spread among JLG’s approximately 20 international sales and service offices.

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

        In addition to marketing its current truck offerings and competing for new contracts in the heavy- and medium-payload segment, the Company actively works with the Armed Services to develop new applications for its vehicles and expand its services.

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

        Fire & Emergency Segment. The Company believes the geographic breadth, size and quality of its Pierce fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors. Pierce’s fire apparatus are sold through over 30 sales and service organizations with more than 250 sales representatives nationwide, which combine broad geographical reach with frequency of contact with fire departments and municipal government officials. These sales and service organizations are supported by approximately 70 product and marketing support professionals and contract administrators at Pierce. The Company believes frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council, fire department, purchasing, finance and mayoral offices, among others, that may participate in a fire apparatus bid and selection. After the sale, Pierce’s nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service.

        The Company markets its Oshkosh-branded ARFF vehicles through a combination of three direct sales representatives domestically and 41 representatives and distributors in international markets. Certain of these international representatives and distributors also handle Pierce products. In addition, the Company has 25 full-time sales and service representatives and distributor locations with over 48 sales people focused on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities in the U.S. and Canada. In addition, the Company has opened an office in Beijing, China to support ARFF sales in China and Southeast Asia.

        Medtec sells ambulances through over 20 distributor organizations with more than 70 representatives focused on sales to the ambulance market. Eighteen of these distributor organizations are common to Pierce. JerrDan markets its carriers and wreckers through its worldwide network of 93 independent distributors, supported by JerrDan’s direct sales force. OSV markets its mobile medical trailers and broadcast vehicles through 28 in-house sales and service representatives in the U.S. and three in-house sales and service representatives in Europe. BAI sells firefighting vehicles and equipment direct in the Italian market. Internationally, BAI has agreements with a limited number of distributors and uses sales agents for “one-off” sales in countries that do not buy in large quantities on a regular basis. Most of BAI’s international distribution is focused in the Middle East, Europe and Africa.

        Commercial Segment. The Company operates 20 distribution centers with over 200 in-house sales and service representatives in the U.S. to sell and service refuse collection vehicles, rear- and front-discharge concrete mixers and concrete batch plants. These centers are in addition to sales and service activities at the Company’s manufacturing facilities, and they provide sales, service and parts distribution to customers in their geographic regions. Four of the distribution centers also have paint facilities and provide significant additional paint and mounting services during peak demand periods. Two of the centers also manufacture concrete mixer replacement drums. The Company also uses 18 independent sales and service organizations to market its CON-E-CO branded concrete batch plants. The Company believes this network represents one of the largest concrete mixer, concrete batch plant and refuse collection vehicle distribution networks in the United States.

        In Canada, the Company operates two distribution centers with 11 outside and in-house sales and service representatives to sell and service its rear-discharge concrete mixers, refuse collection vehicles and concrete batch plants.

        In Europe, through the Geesink Norba Group, the Company operates 19 distribution centers with 130 in-house sales and service representatives in nine countries to sell and service its refuse collection vehicles and stationary compactors. Two of the centers have paint facilities, and five of the centers provide mounting services. The Company also operates 100 roving service vans throughout Europe. The Company believes this network represents one of the largest refuse collection vehicle distribution networks in Europe. The Geesink Norba Group also has sales and service agents in Europe and the Middle East.

        The Company believes its direct distribution to customers is a competitive advantage in concrete and refuse collection vehicle markets, particularly in the U.S. waste services industry where principal competitors distribute through dealers, and to a lesser extent in the ready mix concrete industry, where several competitors and the Company in part use dealers. The Company believes direct distribution permits a more focused sales force in the U.S. refuse collection vehicle market, whereas dealers frequently offer a very broad and mixed product line, and accordingly, the time dealers tend to devote to refuse collection vehicle sales activities is limited.

        With respect to distribution, the Company has been applying Oshkosh’s and Pierce’s sales and marketing expertise in municipal markets to increase sales of McNeilus refuse collection vehicles to municipal customers. While the Company believes commercial customers represent a majority of the refuse collection vehicle market, many municipalities purchase their own refuse collection vehicles. The Company believes it is positioned to create an effective municipal distribution system in the refuse collection vehicle market by leveraging its existing commercial distribution capabilities and by opening service centers in major metropolitan markets.

        The Company also has established an extensive network of representatives and dealers throughout the Americas for the sale of Oshkosh, McNeilus, CON-E-CO and London concrete mixers, concrete batch plants and refuse collection vehicles. The Company coordinates among its various businesses to respond to large international tenders with its most appropriate product offering for the tender.

        IMT distributes its products through approximately 85 dealers with a total of 115 locations worldwide, including approximately 15 international dealers. International dealers are primarily located in Central and South America, Australia and Asia and are primarily focused on mining and construction markets. The Company believes this network represents one of the most extensive networks in its market.

Manufacturing

        As of November 21, 2007, the Company manufactures vehicles and vehicle bodies at 54 manufacturing facilities. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets. The Company encourages employee involvement to improve production processes and product quality. The Company is in the process of adopting lean manufacturing management practices across all facilities.

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

        The Company educates and trains all employees at its facilities in quality principles. The Company encourages employees at all levels of the Company to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent nonconformance with requirements and produce continuous improvement in all work processes. ISO 9001 is a set of internationally accepted quality requirements established by the International Organization for Standardization. ISO 9001 certification indicates that a company has established and follows a rigorous set of requirements aimed at achieving customer satisfaction by preventing nonconformity in design, development, production, installation and servicing of products. Most of the Company’s facilities are ISO 9001 certified.

Engineering, Research and Development

        The Company believes its extensive engineering, research and development capabilities have been key drivers of the Company’s marketplace success. The Company maintains five facilities for new product development and testing with a staff of approximately 300 engineers and technicians who are dedicated to improving existing products and development and testing of new vehicles, vehicle bodies and components. The Company prepares annual new product development and improvement plans for each of its markets and measures progress against those plans each month.

        Virtually all of the Company’s sales of fire apparatus, broadcast vehicles and mobile medical trailers require some custom engineering to meet the customer’s specifications and changing industry standards. Engineering is also a critical factor in defense vehicle markets due to the severe operating conditions under which the Company’s vehicles are utilized, new customer requirements and stringent government documentation requirements. In the access equipment and commercial segments, product innovation is highly important to meet customers’ changing requirements. Accordingly, the Company maintains a permanent staff of over 475 engineers and engineering technicians, and it regularly outsources significant engineering activities in connection with new product development projects.

        For fiscal 2007, 2006 and 2005, the Company incurred engineering, research and development expenditures of $75.8 million, $42.1 million and $33.4 million, respectively, portions of which were recoverable from customers, principally the U.S. government.

Competition

        In all of the Company’s segments, competitors include smaller, specialized manufacturers as well as large, mass producers. The Company believes that, in its specialty vehicle and vehicle body markets, it has been able to effectively compete against large, mass producers due to its product quality, flexible manufacturing and tailored distribution systems. The Company believes that its competitive cost structure, strategic global purchasing capabilities, engineering expertise, product quality and global distribution and service systems have enabled it to compete effectively.

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

        Access Equipment Segment. JLG operates in the global construction, maintenance, industrial and agricultural equipment markets. JLG’s competitors range from some of the world’s largest multi-national construction equipment manufacturers to small single-product niche manufacturers. Within this global market, competition for sales of aerial work platform vehicles includes Genie Industries, Inc. (a subsidiary of Terex Corporation), Haulotte Group, Skyjack Inc. (a subsidiary of Linamar Corporation) and over 20 smaller manufacturers. Global competition for sales of telehandler vehicles includes Genie Industries, Inc. (a subsidiary of Terex Corporation), J C Bamford Excavators Ltd., the Manitou Group, Merlo SpA and over 20 smaller manufacturers. In addition, JLG faces competition from numerous manufacturers of other niche products such as boom vehicles, cherry pickers, skid steer loaders, mast climbers, straight mast and vehicle-mounted fork-lifts, rough-terrain and all-terrain cranes, vehicle-mounted cranes, portable material lifts and various types of material handling equipment that offer functionality that is similar to or overlaps that of JLG’s products. Principal methods of competition include brand awareness, product innovation and performance, quality, service and support, product availability and the extent to which a company offers single-source customer solutions. The Company believes its competitive strengths include: premium brand names; broad and single-source product offerings; product quality; worldwide distribution; service and support network; and extensive manufacturing capabilities.

        Defense Segment. The Company produces heavy-payload and medium-payload tactical wheeled vehicles for the U.S. and other militaries. Competition for sales of these tactical wheeled vehicles includes the Man Group plc, Mercedes-Benz (a subsidiary of Daimler AG), The Volvo Group, Stewart & Stevenson Services, Inc. (a subsidiary of BAE Systems plc), International Military and Government LLC (a subsidiary of Navistar International Corporation), Force Protection Inc. and General Dynamics Corp. The principal method of competition in the defense segment involves a competitive bid that takes into account factors as determined by the applicable military, such as price, product performance, product quality, adherence to bid specifications, production capability, past performance and product support. Usually, the Company’s truck systems must also pass extensive testing. The Company believes that its competitive strengths include: strategic global purchasing capabilities leveraged across multiple business segments; extensive pricing/costing and defense contracting expertise; a significant installed base of vehicles currently in use throughout the world; large-scale and high-efficiency manufacturing capabilities; patented and/or proprietary vehicle components such as TAK-4 independent suspension, Oshkosh transfer cases and Command Zone vehicle diagnostics; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality and after-market parts sales and service capabilities.

        Fire & Emergency Segment. The Company produces and sells custom and commercial firefighting vehicles in the U.S. under the Pierce brand. Competitors include Rosenbauer International AG, Emergency One, Inc. (a subsidiary of Federal Signal Corporation), Kovatch Mobile Equipment Corp. and numerous smaller, regional manufacturers. Principal methods of competition include brand awareness, the extent to which a company offers single-source customer solutions, product quality, product innovation, dealer distribution, service and support and price. The Company believes that its competitive strengths include: recognized, premium brand name; nationwide network of independent Pierce dealers; extensive, high-quality and innovative product offerings which include single-source customer solutions for aerials, pumpers and rescue units; large-scale and high-efficiency custom manufacturing capabilities; and proprietary technologies such as the PUC vehicle configuration, TAK-4 independent suspension, Hercules and Husky foam systems and Command Zone electronics.

        Oshkosh manufactures ARFF vehicles for sale in the U.S. and abroad. Oshkosh’s principal competitors for ARFF sales are Rosenbauer International AG and Emergency One, Inc. (a subsidiary of Federal Signal Corporation). Oshkosh also manufactures snow removal vehicles, principally for U.S. airports. The Company’s principal competitor for snow removal vehicle sales is Øveraasen AS. Principal methods of competition for airport products are product quality and innovation, product performance, price and service. The Company believes its competitive strengths in these airport markets include its high-quality, innovative products and low-cost manufacturing capabilities.

        JerrDan produces carriers and wreckers, primarily for sale in the U.S. and Mexico. JerrDan’s principal competitor is Miller Industries, Inc. Principal methods of competition for carriers and wreckers include product quality and innovation, product performance, price and service. The Company believes its competitive strengths in this market include its high quality, innovative and high-performance product line and its low-cost manufacturing capabilities.

        BAI manufactures firefighting vehicles, ARFF vehicles and related equipment, primarily for the Italian market, with significant export sales into the Middle East, Europe and Africa. BAI’s principal competitors include Iveco Magirus (a subsidiary of Fiat SpA) and Rosenbauer International AG. Principal methods of competition for BAI products include product innovation and price. The Company believes its competitive strengths in these markets include its low-cost manufacturing capability, distribution network and innovative products.

        Medtec is a manufacturer of ambulances, primarily for sale in the U.S. Medtec’s principal competition for ambulance sales is from Halcore Group, Inc. (owned by TransOcean Capital, Inc.), Wheeled Coach Industries (owned by American Industrial Partners) and Marque Inc./McCoy-Miller, LLC. Principal methods of competition are price, service and product quality. The Company believes its competitive strengths in the ambulance market include its high-quality products and low-cost manufacturing capabilities.

        OSV is a manufacturer of mobile medical trailers and broadcast vehicles. OSV’s principal competition for mobile medical trailers is from Med Coach, LLC. OSV’s principal competition for broadcast vehicles is from Wolf Coach (a subsidiary of L-3 Communication Holdings, Inc.). Principal methods of competition are product quality and availability, price and service. The Company believes its competitive strengths in both of OSV’s markets include its high-quality products, excellent relationships with manufacturers of equipment installed in its vehicles and low-cost manufacturing capabilities.

        Commercial Segment. The Company produces front- and rear-discharge concrete mixers and batch plants for the Americas under the Oshkosh, McNeilus, CON-E-CO and London brands. Competition for concrete mixer and batch plant sales is limited to a small number of companies, including Terex Corporation, Continental Manufacturing Co. and Schwing America Inc. Principal methods of competition are service, product features, product quality, product availability and price. The Company believes its competitive strengths include strong brand recognition, large-scale and high-efficiency manufacturing, extensive product offerings, high product quality, a significant installed base of concrete mixers in use in the marketplace and its nation-wide, Company-owned network of sales and service centers.

        McNeilus also produces refuse collection vehicles for the Americas. Competitors include The Heil Company (a subsidiary of Dover Corporation), LaBrie Equipment Ltd. and New Way (a subsidiary of Scranton Manufacturing Company, Inc.). In Europe, the Geesink Norba Group produces refuse collection vehicles and compactors under the Geesink, Norba and Kiggen brand names. There are a limited number of European competitors, including Ros Roca S.A./Dennis Eagle Ltd. and Faun Umwelttechnik GmbH & Co. The principal methods of competition in the U.S. and Europe are service, product quality, product performance and price. Increasingly, the Company is competing for municipal business and large commercial business in the Americas and Europe, which is based on lowest qualified bid. The Company believes that its competitive strengths in the Americas and European refuse collection vehicle markets include strong brand recognition, comprehensive product offerings, a reputation for high-quality, innovative products, large-scale and high-efficiency manufacturing and extensive networks of Company-owned sales and service centers located throughout the U.S. and Europe.

        IMT is a manufacturer of field service vehicles and truck-mounted cranes for the construction, equipment dealer, building supply, utility, tire service and mining industries. IMT’s principal competition is from Auto Crane Company (owned by Gridiron Capital), Stellar Industries, Inc., Maintainer Corporation of Iowa, Inc. and other regional companies. Principal methods of competition are product quality, price and service. The Company believes its competitive strengths include its high-quality products, global distribution network and low-cost manufacturing capabilities.

Customers and Backlog

        Sales to the U.S. government comprised approximately 23% of the Company’s net sales in fiscal 2007. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog as of September 30, 2007 increased 66.0% to $3,177.8 million compared to $1,914.3 million at September 30, 2006. The access equipment segment, which the Company acquired after September 30, 2006, contributed backlog of $854.1 million at September 30, 2007. The defense segment backlog increased 82.4% to $1,554.8 million at September 30, 2007 compared to $852.4 million at September 30, 2006 due to the renewal of the FHTV contract and additional contract funding received in the May 2007 federal supplemental spending bill. The defense segment backlog included $53.9 million related to the LVSR contract. Fire & emergency segment backlog decreased 10.2% to $577.5 million at September 30, 2007 compared to $643.0 million at September 30, 2006. Commercial segment backlog decreased 54.3% to $191.4 million at September 30, 2007 compared to $418.9 million at September 30, 2006. Prior year fire & emergency and commercial segment backlogs included orders in advance of diesel engine emissions standards changes effective January 1, 2007. Commercial segment backlogs were also impacted by lower residential construction in fiscal 2007. Unit backlog for refuse collection vehicles was down 68.6% domestically compared to September 30, 2006. Unit backlog for front-discharge and rear-discharge concrete mixers were down 79.0% and 80.3%, respectively, compared to September 30, 2006. Unit backlog for refuse collection vehicles was up 52.4% in Europe as a result of better demand in the United Kingdom and the return of chassis availability in France. Approximately 9.7% of the Company’s September 30, 2007 backlog is not expected to be filled in fiscal 2008.

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

Government Contracts

        Approximately 23% of the Company’s net sales for fiscal 2007 were made to the U.S. government, a substantial majority of which were under long-term contracts and programs in the defense vehicle market. Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds. Long-term contracts may be conditioned upon continued availability of congressional appropriations. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts.

        The Company’s sales into defense vehicle markets are substantially dependent upon periodic awards of new contracts and the purchase of base vehicle quantities and the exercise of options under existing contracts. The Company’s existing contracts with the DoD may be terminated at any time for the convenience of the government. Upon such termination, the Company would generally be entitled to reimbursement of its incurred costs and, in general, to payment of a reasonable profit for work actually performed.

        Under firm-fixed-price contracts with the U.S. government, the price paid to the Company is generally not subject to adjustment to reflect the Company’s actual costs, except costs incurred as a result of contract changes ordered by the government. The Company generally attempts to negotiate with the government the amount of increased compensation to which the Company is entitled for government-ordered changes that result in higher costs. If the Company is unable to negotiate a satisfactory agreement to provide such increased compensation, then the Company may file an appeal with the Armed Services Board of Contract Appeals or the U.S. Claims Court. The Company has no such appeals pending. The Company seeks to mitigate risks with respect to fixed-price contracts by executing firm-fixed-price contracts with a substantial majority of its suppliers for the duration of the Company’s contracts.

        The Company, as a U.S. government contractor, is subject to financial audits and other reviews by the U.S. government of performance of, and the accounting and general practices relating to, U.S. government contracts. Like most large government contractors, the Company is audited and reviewed by the government on a continual basis. Costs and prices under such contracts may be subject to adjustment based upon the results of such audits and reviews. Additionally, such audits and reviews can and have led to civil, criminal or administrative proceedings. Such proceedings could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company or one or more of its subsidiaries can also be suspended or debarred from government contracts, or lose its export privileges based on the results of such proceedings. The Company believes that the outcome of all such audits, reviews and proceedings that are now pending will not have a material adverse effect on its financial condition, results of operations or cash flows.

Suppliers

        The Company is dependent on its suppliers and subcontractors to meet commitments to its customers, and many components are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. Components for the Company’s products are generally available from a number of suppliers, although the transition to a new supplier may require several months to conclude. The Company purchases chassis components, such as vehicle frames, engines, transmissions, radiators, axles, tires, drive motors, bearings and hydraulic components and vehicle body options, such as cranes, cargo bodies and trailers, from third party suppliers. These body options may be manufactured specific to the Company’s requirements; however, most of the body options could be manufactured by other suppliers or the Company itself. Through reliance on this supply network for the purchase of certain components, the Company is able to reduce many of the preproduction and fixed costs associated with the manufacture of these components and vehicle body options. The Company purchases a large amount of fabrications and outsources certain manufacturing services, each generally from small companies located near its facilities. While providing low-cost services and product surge capability, such companies often require additional management attention during difficult economic conditions or contract start-up. The Company also purchases complete vehicle chassis from truck chassis suppliers in its commercial segment and, to a lesser extent, in its fire & emergency segment. Increasingly, the Company is sourcing components globally which may involve additional inventory requirements and introduces additional foreign currency exposures. The Company maintains an extensive qualification, on-site inspection, assistance and performance measurement system to control risks associated with reliance on suppliers. The Company occasionally experiences problems with supplier and subcontractor performance and availability and must identify alternate sources of supply and/or address related warranty claims from customers.

        While the Company purchases many costly components such as chassis, engines, transmissions and axles, it manufactures certain proprietary components. These components include the Revolution composite concrete mixer drum, front drive and steer axles, transfer cases, cabs, TAK-4 independent suspension system, the McNeilus Auto Reach arm, the Hercules compressed air foam system, the Command Zone vehicle control and diagnostic system technology, body structures and many smaller parts which add uniqueness and value to the Company’s products. The Company believes internal production of these components provides a significant competitive advantage and also serves to reduce the manufacturing costs of the Company’s products.

Intellectual Property

        Patents and licenses are important in the operation of the Company’s business, as one of management’s key objectives is developing proprietary components to provide the Company’s customers with advanced technological solutions at attractive prices. The Company holds in excess of 550 active domestic and foreign patents. The Company believes patents for the TAK-4 independent suspension system, which have remaining lives of 13 years, provide the Company with a competitive advantage in the fire & emergency segment. In the defense segment, the TAK-4 independent suspension system was added to the U.S. Marine Corps’ MTVR and LVSR programs, which the Company believes provided a performance and cost advantage in the successful competition for the production contracts. The Company believes that patents for certain components of its ProPulse hybrid electric drive system, Command Zone electronics and TerraMax autonomous vehicle systems offer potential competitive advantages to product lines across all its segments. To a lesser extent, other proprietary components provide the Company a competitive advantage in the Company’s segments.

        In fiscal 2002, the Company introduced the Revolution composite concrete mixer drum in the U.S. The Company has purchased exclusive, renewable licenses for the rights to manufacture and market this technology in the Americas and Europe. This license requires the Company to make royalty fee payments to its Australian partner for each Revolution drum sold. The Company believes that these licenses create an important competitive advantage over competitors that manufacture steel concrete mixer drums. The Revolution composite drum is substantially lighter than a comparable steel drum permitting greater payload capacity and is easier to clean, which together lower the cost of delivered concrete. The Company sells the Revolution composite drum at prices substantially higher than prices for steel drums.

        As part of the Company’s 20-year alliance with Caterpillar, the Company acquired a non-exclusive, non-transferable worldwide license to use certain Caterpillar intellectual property through 2025 in connection with the design and manufacture of Caterpillar’s current telehandler products. Additionally, Caterpillar assigned to JLG certain patents and patent applications relating to the Caterpillar-branded telehandler products.

        The Company holds trademarks for “Oshkosh,” “JLG,” “SkyTrak,” “Lull,” “Toucan,” “Pierce,” “McNeilus,” “Revolution,” “Medtec,” “Jerr-Dan,” “CON-E-CO,” “London,” “BAI,” “Geesink,” “Norba,” “Kiggen,” “Frontline,” “SMIT” and “IMT” among others. These trademarks are considered to be important to the future success of the Company’s business.

Employees

        As of September 30, 2007, the Company had approximately 14,200 employees. The United Auto Workers union (“UAW”) represented approximately 1,875 production employees at the Company’s Oshkosh, Wisconsin facilities; the Boilermakers, Iron Shipbuilders, Blacksmiths, and Forgers Union (“Boilermakers”) represented approximately 250 employees at the Company’s Kewaunee, Wisconsin facilities; and the International Brotherhood of Teamsters Union (“Teamsters”) represented approximately 50 employees at the Company’s Garner, Iowa facilities. The Company’s five-year agreement with the UAW extends through September 2011, and the Company’s agreement with the Boilermakers extends through May 2008. The Company’s three-year agreement with the Teamsters extends through October 2008. In addition, the Canadian Auto Workers union represented approximately 60 employees at London, and approximately 650 employees at the Geesink Norba Group are represented by separate works councils. The Company believes its relationship with employees is satisfactory.

Seasonal Nature of Business

        In the Company’s access equipment and commercial segments, business tends to be seasonal with an increase in sales occurring in the spring and summer months that constitute the traditional construction season. In addition, sales are generally lower in the first fiscal quarter in all segments due to the relatively high number of holidays which reduce available shipping days.

Industry Segments

        Financial information concerning the Company’s industry segments is included in Note 20 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Foreign and Domestic Operations and Export Sales

        The Company manufactures products in the United States, Belgium, Canada, The Netherlands, Italy, Sweden, France and Romania for sale throughout the world. Sales from customers outside of the United States were 24.8%, 17.7% and 15.5% of the Company’s consolidated sales for fiscal 2007, 2006 and 2005, respectively.

        Financial information concerning the Company’s foreign and domestic operations and export sales is included in Note 20 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

        The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control that may cause actual performance to differ materially from historical or projected future performance. Information in this Form 10-K should be considered carefully by investors in light of the risk factors described below and the information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Assumptions.”

Our markets are highly cyclical and a decline in these markets could have a material adverse effect on our operating performance.

        A decline in overall customer demand in our cyclical access equipment, commercial and fire & emergency markets could have a material adverse effect on our operating performance. The access equipment market that JLG operates in is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by residential and non-residential construction spending and by other factors. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Housing starts were weak in fiscal 2007 causing lower demand for our concrete mixers and telehandlers in the U.S., and we do not expect housing starts to improve until at least late fiscal 2008. We expect U.S. non-residential construction spending to weaken by mid fiscal 2008 for two to three quarters and then recover in fiscal 2009. Should this occur, our sales volumes in the U.S. for access equipment, concrete mixers and certain other products would likely decline. Concrete mixer and access equipment sales also are highly seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season. Domestic and European refuse collection vehicle markets are also highly cyclical and impacted by the strength of the economy generally and municipal tax receipts. Fire & emergency markets are modestly cyclical and are impacted by the economy generally and municipal tax receipts. If these markets face downturns, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows. Furthermore, our commercial and fire & emergency businesses saw an increase in orders in fiscal 2006 as customers pre-purchased truck chassis in anticipation of changes in diesel engine emissions standards effective January 1, 2007. As a result of this, we expect weak demand in our fire & emergency and commercial markets until at least late fiscal 2008.

        Additionally, the high levels of sales in our defense business in recent years have been due in significant part to demand for defense trucks, replacement parts and services and truck remanufacturing arising from the conflict in Iraq. Events such as this are unplanned, and we cannot predict how long this conflict will last or the demand for our products that will arise out of such an event. Accordingly, we cannot provide any assurance that the increased defense business as a result of this conflict will continue.

We may not be able to successfully integrate the acquisition of JLG, which may have a material adverse impact on our future growth and operating performance.

        Realization of the sales, operating income and synergy targets for the JLG acquisition will require integration of JLG’s sales and marketing, distribution, manufacturing and engineering organizations. JLG is a complex, global business. The successful integration of JLG will require substantial attention from our management team. The diversion of management attention, as well as any other difficulties we may encounter in the integration process, could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows. We cannot provide any assurance that we will be able to integrate the operations of JLG successfully, that we will be able to fully realize anticipated synergies from the acquisition or that we will be able to operate the JLG business as profitably as anticipated.

Our high leverage and debt service obligations could increase our vulnerability to general adverse economic and industry conditions and limit our ability to obtain future financing.

        As a result of financing the JLG acquisition, we are highly leveraged. We had approximately $3.1 billion of debt outstanding as of September 30, 2007. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Based upon our current level of operations, we believe that cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs. However, we cannot provide any assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our credit facilities contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations and debt service capability.

        Our high level of debt, current conditions in the credit markets and the covenants contained in our credit facilities could have important consequences for our operations, including:

–	Increase our vulnerability to general adverse economic and industry conditions and detract from our ability to withstand successfully a downturn in our highly cyclical markets or the economy generally;
–	Require us to dedicate a substantial portion of our cash flow from operations to required payments on debt, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development and other general corporate activities;
–	Limit our ability to obtain additional financing in the future to fund working capital, capital expenditures and other general corporate requirements;
–	Limit our flexibility in planning for, or reacting to, changes in our business and the markets we serve;
–	Place us at a competitive disadvantage compared to less leveraged competitors; and

–	Make us vulnerable to increases in interest rates because a portion of our debt under our credit facilities may be at variable rates.

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

        We are dependent on U.S. and foreign government contracts for a substantial portion of our business. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

–	Our business is susceptible to changes in the U.S. defense budget, which may reduce revenues that we expect from our defense business.
–	The U.S. government may not appropriate funding that we expect for our U.S. government contracts, which may prevent us from realizing revenues under current contracts or receiving additional orders that we anticipate we will receive.
–	Most of our government contracts are fixed-price contracts, and our actual costs may exceed our projected costs, which could result in lower profits or net losses under these contracts.
–	We are required to spend significant sums on product development and testing, bid and proposal activities and pre-contract engineering, tooling and design activities in competitions to have the opportunity to be awarded these contracts.
–	Competitions for the award of defense truck contracts are intense, and we cannot provide any assurance that we will be successful in the defense truck procurement competitions in which we participate, especially competitions for armored vehicles such as the DoD’s Mine Resistant Ambush Protected vehicle programs, as these involve new product lines for us.
–	Certain of our government contracts could be suspended or terminated and all such contracts expire in the future and may not be replaced, which could reduce expected revenues from these contracts.
–	Our defense products undergo rigorous testing by the customer and are subject to highly technical requirements. Any failure to pass these tests or to comply with these requirements could result in unanticipated retrofit costs, delayed acceptance of trucks or late or no payments under such contracts.
–	Our government contracts are subject to audit, which could result in adjustments of our costs and prices under these contracts.
–	Our defense truck contracts are large in size and require significant personnel and production resources, and when such contracts end, we must make adjustments to personnel and production resources.
–	We periodically experience difficulties with sourcing sufficient vehicle carcasses to maintain our defense truck remanufacturing schedule, which can create uncertainty for this area of our business.

If we are unable to successfully turnaround the profitability of our Geesink Norba Group, then we may be required to record an impairment charge for Geesink Norba Group goodwill.

        During fiscal 2004 and 2005, the Geesink Norba Group, our European refuse collection vehicle business, operated at a loss due to the weak European economy, declines in selling prices in its markets, operational inefficiencies and increased material, labor and warranty costs related to the launch of a new Geesink-branded rear loader. Although the Geesink Norba Group operated at a profit in fiscal 2006, the Geesink Norba Group operated at a loss again in fiscal 2007 due to soft market demand for its products in the United Kingdom, the lack of available chassis for mounting refuse collection vehicles in France and some market share losses. Although we have taken steps to turn around the business of the Geesink Norba Group, including recently announcing plans to rationalize a facility in The Netherlands and entering into discussions with the Works Council in Sweden regarding rationalizing a facility in that country, reducing its work force, installing new executive leadership, integrating operations with JLG, implementing lean manufacturing practices, introducing new products and outsourcing components to lower cost manufacturing sites, we cannot provide any assurance that the Geesink Norba Group will be able to operate profitably or that such activities will be successful. In addition, we may incur costs to continue to implement any such turn around beyond our current expectations for such costs as communicated in our earnings release dated November 1, 2007. Further, if we are unable to continue to turn around the business of the Geesink Norba Group, then we may be required to record an impairment charge for Geesink Norba Group goodwill, and there could be other material adverse effects on our net sales, financial condition, profitability and/or cash flows.

We are expanding international operations, the conduct of which subjects us to risks that may have a material adverse effect on our business.

        For the fiscal year ended September 30, 2007, approximately 25% of our net sales were attributable to products sold outside of the United States. Expanding international sales is a part of our growth strategy. International operations and sales are subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government regulations and the effects of income and withholding taxes, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenues and earnings. In addition, we are increasingly subject to export control regulations, including, without limitation, the United States Export Administration Regulations and the International Traffic in Arms Regulations. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

We are subject to fluctuations in exchange rates and other risks associated with our non-U.S. operations that could adversely affect our results of operations and may significantly affect the comparability of our results between financial periods.

        The results of operations and financial condition of our subsidiaries that conduct operations in foreign countries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, which are stated in U.S. dollars. In addition, we have significant firm sales orders in backlog that are denominated in Euros, U.K. pounds sterling, the Australian dollar and other currencies, certain agreements with subcontractors denominated in these currencies and sales of inventory denominated in U.S. dollars to certain of our subsidiaries that have functional currencies other than the U.S. dollar, all of which will subject us to foreign currency transaction risk to the extent they are not hedged. We actively strive to hedge these foreign currency transaction risks but cannot provide assurance that we will be successful in doing so. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations, in particular those with respect to the Euro, the U.K. pound sterling and the Australian dollar, may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods.

We may experience losses in our access equipment segment in excess of our recorded reserves for doubtful accounts, finance and pledged finance receivables, notes receivable and guarantees of indebtedness of others.

        We have a portfolio of finance receivables with customers in our access equipment segment and we are a party to agreements whereby we guarantee the indebtedness of customers in our access equipment segment. We evaluate the collectibility of open accounts, finance and pledged finance receivables, notes receivable and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to take action against the equipment that supports the customer’s financial obligations to us. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. The historical loss experience of our finance receivables portfolio is limited, however, and therefore may not be indicative of future losses. We also face a concentration of credit risk with JLG’s top ten customers representing approximately 45% of JLG’s sales. Furthermore, some of these customers are highly leveraged. We may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized.

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

Changes in regulations could adversely affect our business.

        Both our products and the operation of our manufacturing facilities are subject to statutory and regulatory requirements. These include environmental requirements applicable to manufacturing and vehicle emissions, government contracting regulations and domestic and international trade regulations. A significant change to these regulatory requirements could substantially increase manufacturing costs or impact the size or timing of demand for our products, all of which could make our business results more variable.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.	PROPERTIES

        The Company believes its equipment and buildings are well maintained and adequate for its present and anticipated needs. As of November 21, 2007, the Company operated in 54 manufacturing facilities. The location, size and focus of the Company’s facilities are provided in the table below:

	Approximate Square Footage		Principal
Location (# of facilities)	Owned	Leased	Products Manufactured
Access Equipment
McConnellsburg, Pennsylvania (3)	560,000	27,000	Boom Lifts, Telehandlers
Shippensburg, Pennsylvania (1)	320,000		Boom Lifts, Scissor Lifts
Bedford, Pennsylvania (2)	208,000		Vertical Mast Lifts, Scissor Lifts, Trailer Boom
			Lifts, After-Sales Service and Support
LaVerne, California (1)		20,000	Trailers
Maasmechelen, Belgium (1)		119,000	Boom Lifts, Scissor Lifts, Telehandlers
Orrville, Ohio (1)	332,000		Telehandler and Boom Lift Subassemblies
Oakes, North Dakota (1)		78,000	Telehandler Subassemblies
Tonneins, France (3)	38,000	92,000	Vertical Mast Lifts
Defense
Oshkosh, Wisconsin (4)	1,047,000	44,000	Defense Trucks; Front-Discharge Mixers;
			Snow Removal Vehicles; ARFF Vehicles
Fire & Emergency
Appleton, Wisconsin (3)	713,000		Fire Apparatus
Bradenton, Florida (1)	300,000		Fire Apparatus; Ambulances
Kewaunee, Wisconsin (1)	292,000		Aerial Devices and Heavy Steel Fabrication
Greencastle, Pennsylvania (2)	130,000	139,700	Carriers and Wreckers
Brescia, Italy (2)	77,000	37,000	Fire Apparatus; ARFF Vehicles
Runkel-Dehrn, Germany (1)		8,000	Fire Apparatus; ARFF Vehicles
Goshen, Indiana (2)	87,000		Ambulances
White Pigeon, Michigan (1)	64,000		Ambulances
Weyauwega, Wisconsin (1)	31,000		Refurbished Fire Apparatus
Calumet City, Illinois (1)	87,000		Mobile Medical Trailers
Harvey, Illinois (1)	78,000		Mobile Medical Trailers
Oud-Beijerland, Holland (1)		98,000	Mobile Medical Trailers
Clearwater, Florida (1)		108,000	Broadcast Equipment
Commerical
Dodge Center, Minnesota (1)	711,000	4,000	Rear-Discharge Mixers; Refuse Collection Vehicles;
			Portable Batch Plants
Dexter, Minnesota (1)		53,000	Revolution Composite Concrete Mixer Drums
Emmeloord, Holland (1)	242,000		Refuse Collection Vehicles

	Approximate Square Footage		Principal
Location (# of facilities)	Owned	Leased	Products Manufactured

Riceville, Iowa (1)	108,000		Components for Rear-Discharge Mixers, Concrete Batch
			Plants and Refuse Collection Vehicles
Maarheeze, Holland (1)	89,000		Mobile and Stationary Compactors, Refuse Transfer
			Stations and Compactors
Blomstermala, Sweden (1)		102,000	Refuse Collection Vehicles
Kalmar, Sweden (1)		40,000	Paint Facility for Refuse Collection Vehicles
Kensett, Iowa (1)	65,000		Refuse Collection Vehicle and Mixer Body Components
McIntire, Iowa (1)	28,000		Components for Rear-Discharge Mixers and Refuse
			Collection Vehicles
Blair, Nebraska (2)	91,000	20,000	Concrete Batch Plants
Audubon, Iowa (1)	15,000		Components for Concrete Batch Plants
London, Canada (1)		110,000	Rear-Discharge Mixers
Villa Rica, Georgia (1)		56,000	Replacement Drums for Rear-Discharge Mixers
Colton, California (1)	43,000		Replacement Drums for Rear-Discharge Mixers
Llantrisant, United Kingdom (1)	58,000		Refuse Collection Vehicles
Medias, Romania (1)		116,000	Refuse Collection Vehicles and Heavy Steel
			Fabrications
Garner, Iowa (1)	324,000		Field Service Vehicles and Articulating Cranes
Westborough, Massachusetts (1)		20,000	Field Service Vehicles and Articulating Cranes

        The Company’s manufacturing facilities generally operate five days per week on one or two shifts, except for seasonal shutdowns for one to three week periods. The Company believes its manufacturing capacity could be significantly increased with limited capital spending by working an additional shift at each facility.

        In addition, the Company performs contract maintenance services out of multiple warehousing and service facilities owned and/or operated by the U.S. government and third parties, including locations in the United States, Japan, Kuwait, Iraq, and multiple other countries in Europe and the Middle East. The Company also owns a 223,000 square-foot facility in Killeen, Texas which is used for service and support.

        In addition to sales and service activities at the Company’s manufacturing facilities, the Company maintains 18 sales and service centers in the United States. These facilities are used primarily for sales and service of concrete mixers and refuse collection vehicles. The Company leases approximately 20,000 square feet in Las Vegas, Nevada for mounting carriers and wreckers.

        In addition to sales and service activities at the Geesink Norba Group’s manufacturing facilities, the Geesink Norba Group maintains 19 sales and service centers in Europe.

        In addition, JLG leases executive offices in Hagerstown, Maryland and an idle 270,000 square-foot manufacturing location in Port Washington, Wisconsin, which is an office location for telehandler engineering and other support functions. In addition, JLG leases a number of small distribution, administration or service facilities throughout the world.

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

        The Company had reserves of $4.1 million for environmental matters at September 30, 2007 for losses that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

        The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings that arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

        At September 30, 2007, the Company had warranty reserves of $88.2 million and product and general liability reserves of $51.6 million. See Notes 12 and 19 of the Notes to Consolidated Financial Statements. Although the final results of all such matters and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to all such matters and claims of $139.8 million at September 30, 2007, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the three months ended September 30, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information as of November 21, 2007 concerning the Company’s executive officers. All of the Company’s officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title.
Robert G. Bohn	54	Chairman and Chief Executive Officer
Charles L. Szews	50	President and Chief Operating Officer
Bryan J. Blankfield	46	Executive Vice President, General Counsel and Secretary
Thomas D. Fenner	51	Executive Vice President and President, Fire & Emergency Group
Joseph H. Kimmitt	57	Executive Vice President, Government Operations and Industry Relations
Craig E. Paylor	51	Executive Vice President and President, JLG Industries, Inc.
John W. Randjelovic	63	Executive Vice President and CEO, Fire & Emergency Group
David M. Sagehorn	44	Executive Vice President, Chief Financial Officer and Treasurer
William J. Stoddart	62	Executive Vice President and President, Defense Business
Donald H. Verhoff	61	Executive Vice President, Technology
Michael J. Wuest	48	Executive Vice President and President, McNeilus Companies, Inc.
Matthew J. Zolnowski	54	Executive Vice President, Chief Administration Officer

        Robert G. Bohn. Mr. Bohn joined the Company in 1992 as Vice President-Operations. He was appointed President and Chief Operating Officer in 1994. He was appointed Chief Executive Officer in 1997 and Chairman of the Board in January 2000. Mr. Bohn was elected a Director of the Company in 1995. He is a director of Graco, Inc. and Menasha Corporation.

        Charles L. Szews. Mr. Szews joined the Company in 1996 as Vice President and Chief Financial Officer. He served as Executive Vice President and Chief Financial Officer from 1997 until October 2007, at which time he was appointed to President and Chief Operating Officer. Mr. Szews was elected a Director of the Company in May 2007. He is a director of Gardner Denver, Inc.

        Bryan J. Blankfield. Mr. Blankfield joined the Company in 2002 as Vice President, General Counsel and Secretary and was appointed to his current position in 2003. He previously served as in-house legal counsel and consultant for Waste Management, Inc., a waste services company, and its predecessors from 1990 to 2002. He was appointed Associate General Counsel and Assistant Secretary of Waste Management, Inc. in 1995 and Vice President in 1998.

        Thomas D. Fenner. Mr. Fenner joined the Company in 1982 as a scheduler and has served in various assignments, including Plant Manager, Vice President – Manufacturing of McNeilus, Vice President – Manufacturing Operations, Vice President and General Manager of Operations of Pierce and Vice President, Chief Procurement Officer and General Manager, Airport Business. Mr. Fenner was appointed to his present position in July 2007.

        Joseph H. Kimmitt. Mr. Kimmitt joined the Company in 2001 as Vice President, Government Operations and was appointed to his current position in 2006. He previously served as a Professional Staff Member of the U.S. House and Senate Appropriations Committees from 1984 to 2001. He was appointed Deputy Staff Director of the Senate Appropriations Committee in 1997.

        Craig E. Paylor. Mr. Paylor joined the Company in December 2006 with the acquisition of JLG and was appointed to his current position in October 2007. Mr. Paylor joined JLG in 1983 as a sales representative. In 1996, Mr. Paylor became an officer of JLG and was appointed Senior Vice President of Sales and Market Development in 1999. In 2002, he was appointed JLG’s Senior Vice President, Sales, Marketing and Customer Support. In 2006, he was appointed JLG’s Senior Vice President, Marketing. In May 2007, he was appointed as a Senior Vice President of the Company and President of JLG.

        John W. Randjelovic. Mr. Randjelovic joined the Company in 1992 as Vice President and General Manager in charge of the Bradenton, Florida Division. In 1996, he was appointed Vice President of Manufacturing, Purchasing and Materials for Pierce. In 1997, Mr. Randjelovic was appointed Vice President and General Manager, Pierce Manufacturing Inc. In 1999, Mr. Randjelovic was appointed Executive Vice President and President, Pierce and was appointed to his current position in July 2007.

        David M. Sagehorn. Mr. Sagehorn joined the Company in 2000 as Senior Manager – Mergers & Acquisitions and has served in various assignments, including Director-Business Development, Vice President-Defense Finance, Vice President-McNeilus Finance and Vice President-Business Development. In 2005, he was appointed Vice President and Treasurer and he was appointed to his present position in October 2007.

        William J. Stoddart. Mr. Stoddart joined the Company’s Defense business in 1995 as General Manager Medium Vehicles. In 1999, he was appointed Vice President, Defense Programs and he was appointed to his present position in 2001.

        Donald H. Verhoff. Mr. Verhoff joined the Company in 1973 and has served in various assignments, including Director Test and Development/New Product Development, Director Corporate Engineering and Vice President of Technology. Mr. Verhoff was appointed to his present position in 1998.

        Michael J. Wuest. Mr. Wuest joined the Company in 1981 as an analyst and has served in various assignments, including Senior Buyer, Director of Purchasing, Vice President — Manufacturing Operations, Vice President and General Manager of Operations of Pierce Manufacturing Inc. and Executive Vice President, Chief Procurement Officer and General Manager, Airport Business. Mr. Wuest was appointed to his present position in 2004.

        Matthew J. Zolnowski. Mr. Zolnowski joined the Company as Vice President-Human Resources in 1992, was appointed Vice President, Administration in 1994 and was appointed to his present position in 1999.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The information relating to dividends included in Notes 14 and 21 of the Notes to Consolidated Financial Statements contained herein under Item 8 and the information relating to dividends per share contained herein under Item 6 are hereby incorporated by reference in answer to this item.

        In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of Common Stock. The Company did not repurchase any shares under this authorization during fiscal 2007. As of September 30, 2007, the Company had repurchased 2,769,210 shares under this program at a cost of $6.6 million, leaving the Company with authority to repurchase 3,230,790 shares of Common Stock under this program. The authorization does not expire.

Dividends and Common Stock Price

        During fiscal 2005, the Board of Directors of the Company increased the quarterly dividend rate twice, resulting in an increase in the quarterly dividend from $0.04375 per share of Common Stock to $0.06750 per share. On January 17, 2006, the Board of Directors of the Company increased the quarterly dividend rate from $0.06750 per share of Common Stock to $0.10 per share. No changes to the quarterly dividend rate were made during fiscal 2007.

        It is the Company’s intention to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings, capital requirements, the Company’s general financial condition, general business conditions and other factors. As a result of the debt incurred for the JLG acquisition, the Company expects to only make modest changes to its dividend practices, if any, until in its judgment it adequately reduces debt following the acquisition. The Company’s credit agreement limits the amount of its dividends and other types of distributions to $40 million during any fiscal year plus the positive result of (x) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after December 6, 2006, minus (y) the cumulative amount of all dividends and other types of distributions made in any fiscal year ending after December 6, 2006 that exceed $40 million.

        The Company’s credit agreement contains various restrictions and covenants which would prevent the payment of dividends in the event of non-compliance, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The credit agreement also requires maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined) of 5.25x for the fiscal quarter ending on September 30, 2007, reducing to 4.75x for the fiscal quarters ending on December 31, 2007 through September 30, 2008, 4.25x for the fiscal quarters ending on December 31, 2008 through September 30, 2009 and 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance in all material respects with these covenants at September 30, 2007.

        The Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol OSK. As of November 19, 2007, there were 1,103 holders of record of the Common Stock. The following table sets forth prices reflecting actual sales of the Common Stock as reported on the NYSE.

	Fiscal 2007		Fiscal 2006
Quarter Ended	High	Low	High	Low
September 30	$65.83	$50.66	$52.82	$42.64
June 30	64.59	52.16	65.69	46.30
March 31	57.60	46.92	62.47	44.35
December 31	55.54	43.60	46.17	41.00

        Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.

        The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission (“SEC”) or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (“Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year Common Stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company.  The Company has chosen to use the Standard & Poor’s MidCap 400 market index as the broad-based index and the companies currently in the Standard Industry Classification Code 371 Index (motor vehicles and equipment) (the “SIC Code 371 Index”) as a more specific comparison.

        The comparisons assume that $100 was invested on September 30, 2002 in each of: our Common Stock, the SIC Code 371 Index and the Standard & Poor’s MidCap 400 market index. The total return assumes reinvestment of dividends and is adjusted for stock splits. The fiscal 2007 return listed in the charts below is based on closing prices per share on September 28, 2007. On that date, the closing price for the Company’s Common Stock was $61.97.

Fiscal year ended September 30,

	2002	2003	2004	2005	2006	2007
Oshkosh Truck Corporation	$100.00	$141.32	$204.59	$311.36	$366.78	$453.72
S&P MidCap 400 market index	$100.00	$126.81	$149.07	$182.10	$194.05	$230.45
SIC Code 371 Index	$100.00	$121.13	$145.85	$126.70	$128.01	$161.81

ITEM 6.	SELECTED FINANCIAL DATA

Fiscal Year (In millions, except per share amounts)	2007(3)	2006	2005(4)(5)	2004(4)(5)	2003(4)(5)
Net sales	$6,307.3	$3,427.4	$2,959.9	$2,262.3	$1,926.0
Operating income	590.3	325.9	267.2	180.4	129.2
Net income (1)	268.1	205.5	160.2	112.8	75.6
Per share assuming dilution (1)	3.58	2.76	2.18	1.57	1.08
Dividends per share:
Class A Common Stock (2)	--	--	0.0750	0.1250	0.0875
Common Stock	0.4000	0.3675	0.2213	0.1450	0.1006
Total assets	6,399.8	2,110.9	1,718.3	1,452.4	1,083.1
Expenditures for property, plant and equipment	102.0	56.0	43.2	30.0	24.7
Depreciation	56.7	28.8	23.8	19.6	18.3
Amortization of purchased intangible assets,
deferred financing costs and stock-based
compensation	84.0	19.8	10.9	8.3	7.8
Net working capital (deficit) (3)	646.9	121.4	178.8	31.0	(1.4)
Long-term debt (including current maturities)	3,022.0	2.9	3.1	3.9	1.7
Shareholders' equity	1,393.6	1,061.9	818.7	636.1	518.9
Book value per share	18.78	14.40	11.16	9.00	7.44
Backlog	3,177.8	1,914.3	1,944.1	1,551.0	1,204.6

(1)	Fiscal 2003 results included a $3.9 million after-tax charge ($0.06 per share) related to the payment of the call premium and related costs and the write-off of capitalized deferred financing costs due to the September 19, 2003 early retirement of the Company’s $100.0 million of 8¾% senior subordinated notes due March 2008.

(2)	In May 2005, a sufficient number of shareholders of unlisted Class A Common Stock converted their shares to New York Stock Exchange – listed Common Stock, on a share-for-share basis, which resulted in the remaining Class A shares automatically converting into shares of Common Stock on the same basis. As a result of this conversion to a single class of stock, shares of Common Stock that previously had limited voting rights now carry full voting rights.

(3)	On December 6, 2006, the Company acquired for $3.1 billion in cash all of the issued and outstanding capital stock of JLG. Amounts include acquisition costs and are net of cash acquired. Fiscal 2007 results included sales of $2.5 billion and operating income of $268.4 million related to JLG following its acquisition.

(4)	In fiscal 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of the Company’s stock-based compensation awards. Had SFAS No. 123(R) been in effect for the earliest period presented, results would have been as follows for fiscal 2005, 2004 and 2003, respectively: operating income — $263.7 million, $177.2 million and $126.3 million; net income — $156.7 million, $109.6 million and $72.7 million; net income per share assuming dilution — $2.13, $1.52 and $1.04.

(5)	In fiscal 2005, 2004 and 2003 the Company recorded cumulative life-to-date adjustments to increase the overall margin percentage on the MTVR base contract by 2.5, 2.1 and 1.2 percentage points, respectively, as a result of contract modifications and favorable cost performance compared to previous estimates. These changes in estimates, recorded as cumulative life-to-date adjustments, increased operating income, net income and net income per share by $24.7 million, $15.1 million and $0.21 in fiscal 2005, $19.5 million, $12.3 million and $0.17 in fiscal 2004 and $9.2 million, $5.8 million and $0.09 in fiscal 2003, respectively, including $23.1 million, $14.2 million and $0.20 in fiscal 2005, $16.2 million, $10.2 million and $0.14 in fiscal 2004 and $5.7 million, $3.6 million and $0.05 in fiscal 2003, respectively, relating to prior year revenues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company is a leading designer, manufacturer and marketer of a wide range of specialty vehicles and vehicle bodies, including access equipment, defense trucks, fire & emergency vehicles and concrete mixers and refuse collection vehicles. The Company is a leading global manufacturer of aerial work platforms under the “JLG” brand name. The Company is among the worldwide leaders in the manufacturing of telehandlers under the “JLG,” “SkyTrak,” “Lull” and “Gradall’ brand names. The Company manufactures defense trucks under the “Oshkosh” brand name and is the leading manufacturer of severe-duty heavy-payload tactical trucks for the DoD. Under the “Pierce” brand name, the Company is among the leading domestic manufacturers of fire apparatus assembled on both custom and commercial chassis. Under the “Jerr-Dan” brand name, the Company is a leading domestic manufacturer and marketer of towing and recovery equipment. Under the “BAI” brand name, the Company is a manufacturer and marketer of fire apparatus, aircraft rescue and firefighting vehicles and equipment to municipalities and airports in Italy and exports into Europe, the Middle East and Africa. The Company manufactures aircraft rescue and firefighting and airport snow removal vehicles under the “Oshkosh” brand name and ambulances under the “Medtec” brand name. The Company manufactures mobile medical trailers under the “Oshkosh Specialty Vehicles” and “SMIT” brand names. Under the “Frontline” brand name, the Company is a leading domestic manufacturer and marketer of broadcast vehicles. Under the “McNeilus,” “Oshkosh,” “London” and “CON-E-CO” brand names, the Company manufactures rear- and front-discharge concrete mixers and portable and stationary concrete batch plants. Under the “McNeilus,” “Geesink,” “Norba” and “Kiggen” brand names, the Company manufactures a wide range of automated, rear, front, side and top loading refuse collection vehicles and mobile and stationary refuse compactors and transfer systems. Under the “IMT” brand name, the Company is a leading domestic manufacturer of field service vehicles and truck-mounted cranes.

        Major products manufactured and marketed by each of the Company’s business segments are as follows:

        Access equipment – aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. Access equipment customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and the U.S. military.

        Defense – heavy- and medium-payload tactical trucks and supply parts and services sold to the U.S. military and to other militaries around the world.

        Fire & emergency – custom and commercial firefighting vehicles and equipment, aircraft rescue and firefighting vehicles, snow removal vehicles, ambulances, wreckers, carriers and other emergency vehicles primarily sold to fire departments, airports, other governmental units and towing companies in the U.S. and abroad, mobile medical trailers sold to hospitals and third party medical service providers in the U.S. and Europe and broadcast vehicles sold to broadcasters and TV stations in North America and abroad.

        Commercial – concrete mixers, refuse collection vehicles, mobile and stationary compactors and waste transfer units, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in North America, Europe and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the U.S. and abroad.

        All estimates referred to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company’s estimates as of November 1, 2007 when the Company conducted a conference call in connection with its announcement of its earnings for the fourth quarter and fiscal year ended September 30, 2007 and its revised outlook for fiscal 2008.

Recent Acquisitions

        Since 1996, the Company has selectively pursued strategic acquisitions to enhance its product offerings and diversify its business. The Company has focused its acquisition strategy on providing a full range of products to customers in specialty vehicle and vehicle body markets that are growing and where it can develop strong market positions and achieve acquisition synergies. Acquisitions completed during the past three fiscal years include:

        On December 6, 2006, the Company acquired JLG for $3.1 billion, including transaction costs and the assumption of debt and net of cash acquired. JLG is a leading global manufacturer of access equipment based on gross revenues. The results of JLG’s operations are included in the consolidated results of the Company from the date of acquisition.

        During fiscal 2006, the Company completed two acquisitions: IMT and OSV. In August 2006, the Company acquired IMT for $133.0 million. IMT is a leading North American manufacturer of field service vehicles and truck-mounted cranes for niche markets. In July 2006, the Company completed the acquisition of OSV for $142.0 million. OSV is a leading manufacturer of mobile medical, homeland security command and communications, and broadcast vehicles with sales throughout the Americas and Europe.

        During fiscal 2005, the Company completed two acquisitions: London and CON-E-CO. In March 2005, the Company acquired London for $11.2 million. London is a manufacturer and marketer of rear-discharge concrete mixers for the concrete placement market with sales throughout the Americas. In November 2004, the Company acquired CON-E-CO for $19.9 million. CON-E-CO is a leading manufacturer and marketer of portable and stationary concrete batch plants for the Americas.

Executive Overview

        Fiscal 2007 was a record year for the Company in terms of sales, net income and earnings per share. Net sales were $6.3 billion, an 84.0% increase over fiscal 2006, net income was $268.1 million, a 30.5% increase over the prior year and earnings per share was $3.58, a 29.7% increase over fiscal 2006. These increases were primarily driven by exceptional performance in the newly acquired access equipment segment. The Company’s focus in fiscal 2008 is to complete the integration of JLG, achieve the synergy opportunities identified as part of that acquisition, successfully execute the turnaround actions at the Geesink Norba Group and reduce the Company’s debt to provide flexibility to make strategic acquisitions in late fiscal 2008 or fiscal 2009. The Company’s financial performance in fiscal 2007 compared to fiscal 2006 and its expectations for its financial performance in fiscal year 2008 follow:

	Percentage Increase vs. Prior Year
	Fiscal 2007	Fiscal 2008 Estimate(1)
Sales	84.0%	12.6% -15.7%
Operating income	81.1%	16.9% - 21.1%
Net income	30.5%	18.4% - 24.2%
Earnings per share assuming dilution	29.7%	15.9% - 21.5%

(1) Company estimates as of November 1, 2007.

        The Company’s results in fiscal 2007 were driven by the strong performance of JLG post-acquisition, improved fire & emergency segment results and improvements in the effective tax rate. These effects were partially offset by lower earnings in the commercial segment and higher corporate expenses related to higher personnel costs, higher professional services fees and increased travel expenses and an increase in interest expense.

        Since 1996, the Company has selectively pursued strategic acquisitions to enhance its product offerings and diversify its business. The Company has focused its acquisition strategy on providing a full range of products to customers in specialty vehicle and vehicle body markets that are growing and where it can develop strong market positions and achieve significant synergies to help drive superior returns for shareholders. On December 6, 2006, the Company completed its fifteenth acquisition since 1996 and formed its access equipment segment with the purchase of JLG for $3.1 billion, including transaction costs and the assumption of debt and net of cash acquired. The results of JLG’s operations are included in the consolidated results of the Company from the date of acquisition. In fiscal 2007, JLG contributed sales of $2.5 billion and operating income of $268.4 million to the consolidated results. After consideration of interest costs on acquisition-related debt, JLG was accretive to earnings per share by approximately $0.75 in fiscal 2007.

        Since the onset of Operation Iraqi Freedom in 2003, the Company’s defense segment has benefited substantially from increasing DoD requirements for new trucks, parts, service, armoring and remanufacturing of the Company’s defense vehicles operated in Iraq. During fiscal 2007, the Company’s defense segment increased production of new and remanufactured trucks to meet the requirements of its largest customer, the DoD, in its mission to successfully complete Operation Iraqi Freedom. As a result, sales of new and remanufactured trucks increased 25.7% in fiscal 2007 as compared to the prior year. Due to lower armor sales, inefficiencies on the start-up of a contract and lower negotiated margins on the FHTV program, operating margin declined from 18.4% of sales in the prior year to 17.3% of sales in fiscal 2007. As a result, operating income for the defense segment only increased 1.1% for fiscal 2007 compared to the prior year.

        The Company’s fire & emergency segment experienced solid sales growth of 18.8% in fiscal 2007 and an increase in operating income of 19.4%. The acquisition of OSV added sales of $101.7 million and operating income of $8.1 million to fiscal 2007 results. Higher organic sales levels in fiscal 2007 reflected strong order flow and market share gains for domestic fire apparatus and homeland security products as well as stronger towing product sales. The Company believes that the fire apparatus and towing markets benefited during fiscal 2007 from the pre-buy of units before new diesel engine emissions standards that took effect on January 1, 2007. The increase in operating income in fiscal 2007 for the businesses in the segment other than OSV reflected strong sales and improved margins at the Company’s domestic fire apparatus business as a result of ongoing cost reduction initiatives and lower losses at the Company’s domestic ambulance business.

        Sales in the Company’s commercial segment increased 4.9% in fiscal 2007. Excluding the impact of the IMT acquisition, sales were down 2.4% in fiscal 2007 as compared to the prior year. The decrease in sales was largely attributable to weak demand at the Company’s North American businesses during the last half of fiscal 2007 as a result of a sharp decrease in demand subsequent to the January 1, 2007 diesel engine emissions standards changes in the U.S. and lower residential construction. Sales at the Company’s European refuse collection vehicle business were down 9.2% in fiscal 2007 as compared to the prior year due to soft demand for the Company’s products in the United Kingdom, the lack of available chassis in France for the first six months of the fiscal year and some market share losses.

        Operating income in the Company’s commercial segment decreased 12.9% in fiscal 2007. Excluding the impact of the IMT acquisition, operating income was down 30.6% in fiscal 2007 as compared to the prior year. The decrease in operating income was largely due to the performance of the Company’s European refuse collection vehicle business. The Company’s European refuse collection vehicle operations had an operating loss of $19.3 million in fiscal 2007 compared with operating income of $2.9 million in fiscal 2006. In fiscal 2007, the Company incurred charges totaling $9.7 million in connection with a reduction in its European refuse collection vehicle business salaried and hourly workforce, the closure of an underutilized facility and other adjustments related to the plan to turn around this business. The Company expects to incur additional charges at this business in fiscal 2008 related to further planned turn around activities.

        The Company has a positive outlook for fiscal 2008 in spite of a slowing U.S. economy as the Company seeks to achieve the full synergy potential from the JLG acquisition. The Company estimates that its sales will increase to $7.1 — $7.3 billion and that its earnings per share will increase to $4.15 — $4.35. The Company expects sales in its access equipment segment to grow by a double digit percentage in fiscal 2008, in part as a result of the ownership of JLG for a full year in fiscal 2008, but also due to a strong backlog in this segment and strong markets outside North America, offset by expected weakness in U.S. access equipment sales. The Company also expects its defense segment sales to rise at a double digit percentage in fiscal 2008 due to strong DoD funding for its truck programs. The Company expects such sales increases and cost reduction plans across all segments largely tied to synergies from the JLG acquisition to be the primary drivers of its estimated earnings per share growth in fiscal 2008. See “Fiscal 2008 Outlook” for further details regarding the Company’s fiscal 2008 estimates.

Results of Operations

Consolidated Net Sales – Three Years Ended September 30, 2007

        The following table presents net sales (see definition of net sales contained in Note 2 of the Notes to Consolidated Financial Statements) by business segment (in millions):

	Fiscal Year Ended September 30,
Net sales:	2007	2006	2005
Access Equipment	$2,539.5	$--	$--
Defense	1,416.5	1,317.2	1,061.1
Fire & Emergency	1,142.2	961.5	841.5
Commercial	1,248.3	1,190.3	1,085.7
Intersegment Eliminations	(39.2)	(41.6)	(28.4)

Consolidated	$6,307.3	$3,427.4	$2,959.9

        The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
Net sales:	2007	2006	2005
United States	$4,745.5	$2,820.6	$2,500.4
Other North America	212.8	76.3	35.9
Europe, Africa and Middle East	1,083.7	431.8	384.2
Rest of world	265.3	98.7	39.4

Consolidated	$6,307.3	$3,427.4	$2,959.9

Fiscal 2007 Compared to Fiscal 2006

        Consolidated net sales increased $2.9 billion, or 84.0%, to $6.3 billion in fiscal 2007 compared to fiscal 2006. Net sales increased in all segments. The acquisitions of OSV, IMT and JLG contributed $2.7 billion of the sales increase in fiscal 2007.

        Access equipment net sales were $2,539.5 million in fiscal 2007. Access equipment sales represent sales of JLG from December 6, 2006, the date of its acquisition, through the end of the fiscal year. Since the date of acquisition, JLG has experienced strong demand in Europe and Asia for all products and in North America for aerial work platforms. The segment has also benefited from the start-up of production of Caterpillar-branded telehandlers. The segment experienced softer demand for its traditional telehandlers in North America as a result of a slowdown in residential construction.

        Defense segment net sales increased 7.5% to $1,416.5 million in fiscal 2007 compared to fiscal 2006. The increase compared to the prior year was attributable to an increase in sales of new and remanufactured trucks, offset by sharply lower parts and service sales. Sales of medium-payload tactical vehicles to the DoD in fiscal 2007 more than offset a decrease in international truck sales due to the completion of the U.K. Wheeled Tanker contract in the first quarter of fiscal 2007. The sharp decrease in parts and service sales resulted from the completion of several nonrecurring, large armor and armor installation projects in fiscal 2006.

        Fire & emergency segment net sales increased 18.8% to $1,142.2 million in fiscal 2007 compared to fiscal 2006. The acquisition of OSV added sales of $101.7 million in fiscal 2007. Sales rose 8.4% for other businesses in the segment, reflecting higher sales for all domestic business units, most notably fire apparatus and towing products. The increase in domestic fire apparatus sales reflected higher demand for chassis with engines purchased in advance of diesel engine emissions standards changes effective January 1, 2007, increased pricing and some market share gains. The increase in towing product sales reflected a higher mix of package sales, which include both a wrecker unit and a purchased chassis.

        Commercial segment net sales increased 4.9% to $1,248.3 million in fiscal 2007 compared to fiscal 2006 due to the addition of IMT for the full year and higher domestic refuse collection vehicle sales. The acquisition of IMT added net sales of $85.8 million in fiscal 2007. Domestic refuse collection vehicle sales were 23.9% higher in fiscal 2007 due to an increase in shipments to large U.S. commercial waste haulers and municipalities. A 10.2% decrease of concrete placement product sales in fiscal 2007 as compared to fiscal 2006, largely due to lower domestic concrete mixer volume subsequent to the January 1, 2007 changes to diesel engine emissions standards and a slowdown in residential construction, partially offset the increase in sales of refuse collection vehicles. European refuse collection vehicle sales were also down 9.2% in fiscal 2007 as compared to fiscal 2006 due to soft demand for the Company’s products in the United Kingdom, the lack of available chassis for mounting refuse collection vehicles in France during the first half of the fiscal year and some market share losses.

Fiscal 2006 Compared to Fiscal 2005

        Consolidated net sales increased 15.8% to $3.4 billion in fiscal 2006 compared to fiscal 2005. Net sales were up in all segments. The acquisitions of OSV and IMT contributed $32.4 million of the sales increase in fiscal 2006.

        Defense segment net sales increased 24.1% to $1,317.2 million in fiscal 2006 compared to fiscal 2005. The sales increase arose from increased sales of new and remanufactured heavy-payload trucks to the DoD to support Operation Iraqi Freedom and higher shipments of wheeled tankers under the U.K. Ministry of Defence (“MoD”) contract. Parts and service sales in fiscal 2006 were up slightly as armor sales offset a decrease in other parts and service sales.

        Fire & emergency segment net sales increased 14.3% to $961.5 million in fiscal 2006 compared to fiscal 2005. The acquisition of OSV contributed $16.5 million to the increase in fiscal 2006 net sales. Sales in the remaining businesses in the segment rose 12.3%, reflecting strong order rates for fire apparatus, ambulances and airport products.

        Commercial segment net sales increased 9.6% to $1,190.3 million in fiscal 2006 compared to fiscal 2005. The acquisition of IMT contributed $15.9 million to the increase in fiscal 2006 net sales. Concrete placement sales were up 11.8% primarily due to strong demand in advance of diesel engine emissions standards changes effective January 1, 2007 offset by a lower mix of package sales involving a truck chassis and vehicle body. Domestic refuse collection vehicle sales were 0.8% higher due to an increase in shipments to large U.S. commercial waste haulers offset by a decrease in package sales. European refuse collection vehicle sales increased 8.4% in U.S. dollars due to higher unit volumes and higher pricing offset in part by unfavorable currency translation adjustments as a result of the increased strength of the U.S. dollar compared to the Euro.

Consolidated Operating Income – Three Years Ended September 30, 2007

        The following table presents operating income by business segment (in millions):

	Fiscal Year Ended September 30,
Operating income (expense):	2007	2006	2005
Access Equipment	$268.4	$--	$--
Defense	245.0	242.2	210.2
Fire & Emergency	107.5	90.0	79.6
Commercial	57.7	66.2	23.8
Corporate and other	(88.3)	(72.5)	(46.4)

Consolidated	$590.3	$325.9	$267.2

Fiscal 2007 Compared to Fiscal 2006

        Consolidated operating income increased 81.1% to $590.3 million, or 9.4% of sales, in fiscal 2007 compared to $325.9 million, or 9.5% of sales, in fiscal 2006. The acquisitions of OSV, IMT and JLG contributed $287.7 million of the operating income increase in fiscal 2007. The slight decrease in operating income as a percentage of sales was generally due to lower margins in our defense and commercial segments.

        Access equipment segment operating income was $268.4 million, or 10.6% of sales, in fiscal 2007. Operating income for the access equipment segment in fiscal 2007 included charges of $14.0 million related to the revaluation of inventory as of the JLG acquisition date and $56.1 million for the recurring amortization of JLG intangible and tangible assets recorded as part of the preliminary purchase accounting for the JLG acquisition.

        Defense segment operating income increased 1.1% to $245.0 million, or 17.3% of sales, in fiscal 2007 compared to $242.2 million, or 18.4% of sales, in fiscal 2006. The decrease in operating income as a percentage of sales during fiscal 2007 reflected an adverse truck product mix, inefficiencies on the start-up of a contract and lower negotiated margins on the renewal of the FHTV contract, offset in part by the benefit of higher sales and relatively flat operating expenses.

        Fire & emergency segment operating income increased 19.4% to $107.5 million, or 9.4% of sales, in fiscal 2007 compared to $90.0 million, or 9.4% of sales, in fiscal 2006. The acquisition of OSV added operating income of $8.1 million in fiscal 2007. Operating income for the other businesses in the segment increased 10.4% in fiscal 2007 compared to fiscal 2006. The increase in operating income in fiscal 2007 compared to fiscal 2006 was primarily the result of strong sales and improved margins at the Company’s domestic fire apparatus business as a result of ongoing cost reduction initiatives and a decrease in operating losses at the Company’s ambulance business.

        Commercial segment operating income decreased 12.9% to $57.7 million, or 4.6% of sales, in fiscal 2007 compared to operating income of $66.2 million, or 5.6% of sales, in fiscal 2006. The acquisition of IMT added $11.2 million of operating income in fiscal 2006. Operating income for the other businesses in the segment fell 30.6% in fiscal 2007 compared to fiscal 2006 due to a $19.3 million operating loss sustained at the Company’s European refuse collection vehicle operations versus operating income of $2.9 million in fiscal 2006. The operating loss at the Company’s European refuse collection vehicle operations in fiscal 2007 resulted primarily from lower unit volumes, increased warranty provisions and charges totaling $9.7 million in connection with a reduction in its European refuse collection vehicle business salaried and hourly workforce, the closure of an underutilized facility and other adjustments related to the plan to turn around this business.

        Corporate operating expenses and inter-segment profit eliminations increased $15.8 million to $88.3 million, or 1.4% of sales, in fiscal 2007 compared to fiscal 2006 due to higher personnel costs, higher professional services fees and increased travel expenses, offset in part by lower acquisition investigation and related costs.

        Consolidated selling, general and administrative expenses increased 81.5% to $512.5 million, or 8.1% of sales, in fiscal 2007 compared to $282.4 million, or 8.2% of sales, in the prior year. Consolidated operating expenses as a percentage of sales have remained relatively flat despite the increased amortization expense related to purchased intangible and tangible assets from the OSV, IMT and JLG acquisitions, due to the leveraging of fixed costs over higher acquisition-related sales.

Fiscal 2006 Compared to Fiscal 2005

        Consolidated operating income increased 22.0% to $325.9 million, or 9.5% of sales, in fiscal 2006 compared to $267.2 million, or 9.0% of sales, in fiscal 2005. The increase in income as a percentage of sales was generally due to the margin improvements within the commercial segment and a disproportionate increase in defense sales, which generally have higher margins than sales in the fire & emergency and commercial segments, offset in part by higher corporate expenses.

        Defense segment operating income increased 15.2% to $242.2 million, or 18.4% of sales, compared to $210.2 million, or 19.8% of sales, in fiscal 2005. The increase in operating income in fiscal 2006 was the result of higher sales of new and remanufactured heavy-payload trucks, offset in part by a decrease in sales of higher margin parts and services. Fiscal 2005 operating income also benefited from cumulative margin adjustments totaling $24.7 million to the MTVR base contract that increased operating income margins for the segment by 2.3%. The MTVR base contract was accounted for under the percentage-of-completion method of accounting and was completed in June 2005.

        Fire & emergency segment operating income increased 13.0% to $90.0 million, or 9.4% of sales, in fiscal 2006 compared to $79.6 million, or 9.5% of sales, in fiscal 2005. Operating income at OSV was break-even for fiscal 2006 due to the impact of purchase accounting adjustments. The increase in operating income in fiscal 2006 compared to fiscal 2005 was primarily due to the higher sales and a lower mix of towing equipment package sales. The decrease in operating income margin as a percent of sales in fiscal 2006 was the result of a write-off of inventory and other charges totaling $4.0 million, or 0.4% of sales, at the Company’s ambulance facility of which approximately $2.5 million arose out of intentional misstatements of accounting records by a former employee.

        Commercial segment operating income increased 177.7% to $66.2 million, or 5.6% of sales, in fiscal 2006 compared to operating income of $23.8 million, or 2.2% of sales, in fiscal 2005. The acquisition of IMT contributed $1.7 million of operating income in fiscal 2006. Operating income for the other businesses in the segment grew 170.8% in fiscal 2006 compared to fiscal 2005 due to higher pricing and much higher body-only unit volume in North America and the achievement of a profit at the Company’s European refuse collection vehicle operations of $2.9 million in fiscal 2006, compared to a loss of $8.6 million in fiscal 2005. The improvement in operating income for the European refuse collection vehicle operations was primarily the result of the restructuring of that business in fiscal 2004 and 2005 to reduce costs.

        Corporate operating expenses and inter-segment profit eliminations increased $26.2 million to $72.6 million, or 2.1% of sales, in fiscal 2006 compared to fiscal 2005 due to increases in personnel costs related to new hires, nonvested stock awards and incentive bonuses, an $8.0 million increase in acquisition investigation and related costs, an additional $6.5 million related to the expensing of stock options due to the adoption of SFAS No. 123(R) and $3.3 million related to the Company’s new office in China. Favorable settlements of product liability matters aggregating $4.2 million also benefited the prior year results.

        Consolidated selling, general and administrative expenses increased to 8.2% of sales in fiscal 2006 compared to 7.7% of sales in fiscal 2005 as a result of the increase in corporate operating expenses.

Non-Operating Income – Three Years Ended September 30, 2007

Fiscal 2007 Compared to Fiscal 2006

        Interest expense net of interest income increased $193.7 million to $194.5 million in fiscal 2007 compared to fiscal 2006, largely as a result of borrowings incurred in connection with the JLG acquisition.

        Other miscellaneous loss of $0.1 million in fiscal 2007 relates primarily to net foreign currency transaction losses.

Fiscal 2006 Compared to Fiscal 2005

        Interest expense net of interest income decreased $4.4 million to $0.7 million in fiscal 2006 compared to fiscal 2005. Fiscal 2006 results reflected lower average borrowings outstanding for most of fiscal 2006 until the Company acquired OSV and IMT for cash and incurred debt totaling $272.8 million in the fourth quarter of fiscal 2006.

        Other miscellaneous loss of $0.2 million in fiscal 2006 relates primarily to foreign currency transaction losses.

Provision for Income Taxes – Three Years Ended September 30, 2007

Fiscal 2007 Compared to Fiscal 2006

        The effective income tax rate for fiscal 2007 was 34.2% compared to 37.3% in fiscal 2006. The rate decrease related to the impacts of the JLG acquisition, a favorable tax audit settlement, a favorable European tax ruling and the re-instatement of the federal research and development tax credit.

Fiscal 2006 Compared to Fiscal 2005

        The effective income tax rate for fiscal 2006 was 37.3% compared to 39.3% in fiscal 2005. The decrease related to the impact of a new manufacturing deduction, higher income tax credits and higher earnings in relatively low-tax rate states.

Equity in Earnings of Unconsolidated Affiliates – Three Years Ended September 30, 2007

Fiscal 2007 Compared to Fiscal 2006

        Equity in earnings of unconsolidated affiliates, net of income taxes, of $7.3 million in fiscal 2007 and $2.3 million in fiscal 2006 primarily represent the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe. The increase in equity in earnings in fiscal 2007 represents improved performance of the commercial entity in Mexico and the addition of the joint venture in Europe, which was acquired as part of the acquisition of JLG.

Fiscal 2006 Compared to Fiscal 2005

        Equity in earnings of unconsolidated affiliates, net of income taxes, of $2.3 million in fiscal 2006 and $2.9 million in fiscal 2005 represented the Company’s equity interest in a lease financing partnership and a commercial entity in Mexico.

Financial Condition

Fiscal Year Ended September 30, 2007

        During fiscal 2007, cash and cash equivalents increased by $53.2 million to $75.2 million at September 30, 2007. Cash provided from operating activities of $406.0 million and borrowings of $3.1 billion funded the acquisition of JLG, capital expenditures of $102.0 million, repayments of the Revolving Credit Facility (as defined below) of $79.9 million and of long-term debt of $96.8 million, debt issuance costs of $34.9 million, and dividends of $29.6 million. Cash provided from operations during fiscal 2007 increased compared to fiscal 2006 due to an increase in earnings before depreciation and amortization of $154.1 million, offset in part by higher working capital requirements primarily related to the acquisition of JLG. The acquisition of JLG has resulted in increases in trade accounts receivable, inventory, and trade accounts payable as JLG’s cash cycle is longer than the Company’s historical operations. These higher working capital requirements are partially offset by a decrease in inventory of existing businesses resulting from the utilization of the additional inventory purchased in fiscal 2006 in advance of the diesel engine emissions standards changes effective January 2007. The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate significantly, from quarter to quarter, due to changes in working capital requirements arising principally from seasonal fluctuations in sales, the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD.

        Cash paid for income taxes was $82.3 million in fiscal 2007 compared to $136.0 million in fiscal 2006. Cash paid for income taxes decreased despite higher pre-tax income due to the impact of acquisition-related deductible expenses and increased tax credits and incentives.

        Working capital of $646.9 million at September 30, 2007 was $525.5 million higher than at September 30, 2006. The increase from September 30, 2006 was due primarily to the acquisition of JLG, which historically has operated with higher working capital than the Company did prior to its acquisition of JLG.

        Total capitalization of $4.5 billion at September 30, 2007 included short-term debt of $0.1 billion, long-term debt (excluding current maturities) of $3.0 billion and shareholders’ equity of $1.4 billion. The Company’s total capitalization at September 30, 2006 was $1.2 billion. Total debt as a percentage of total capitalization at September 30, 2007 was 68.7% compared to 7.8% at September 30, 2006. The increase in total capitalization was due to borrowings incurred to finance the acquisition of JLG.

Fiscal Year Ended September 30, 2006

        During fiscal 2006, cash and cash equivalents decreased by $105.5 million to $22.0 million at September 30, 2006. Cash provided from operating activities of $177.4 million, net borrowings under the Company’s credit facilities of $64.4 million and proceeds of stock option exercises of $3.5 million were used to acquire OSV and IMT for $272.8 million, fund capital expenditures of $56.0 million and pay dividends of $27.1 million. Cash provided from operations during fiscal 2006 decreased compared to fiscal 2005 due to a decrease in customer advances, largely from the DoD, and an increase in inventories. In fiscal 2006, the Company purchased additional inventory in advance of the diesel engine emissions standards changes effective January 2007. Also, cash provided from operations in fiscal 2005 included $25.3 million in tax benefits related to stock option exercises. In fiscal 2006, certain tax benefits related to stock option exercises is reported as a financing item in accordance with SFAS No. 123(R).

        Cash paid for income taxes was $136.0 million in fiscal 2006 compared to $81.4 million in fiscal 2005. Cash paid for income taxes increased due to the higher level of earnings and lower deductions related to stock options exercises.

        The Company’s debt-to-total capital ratio at September 30, 2006 was 7.8% compared to 2.9% at September 30, 2005.

Liquidity and Capital Resources

        The Company had cash and cash equivalents of $75.2 million and $525.4 million of unused availability under the terms of its Revolving Credit Facility (as defined below) as of September 30, 2007. The Company’s primary cash requirements include working capital, capital expenditures, dividends, and interest and principal payments on indebtedness.

        On December 6, 2006, to finance the acquisition of JLG and to refinance a previous credit facility, the Company entered into a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions. The Credit Agreement consists of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). The $500 million Term Loan A requires principal payments of $12.5 million, plus interest, due quarterly through September 2011, with a final principal payment of $262.5 million due December 6, 2011. The $2.6 billion Term Loan B requires principal payments of $6.5 million, plus interest, due quarterly through September 2013, with a final principal payment of $2,424.5 million due December 6, 2013. As a result of excess available cash at September 30, 2007, the Company prepaid its quarterly principal payments which were originally due in December 2007 and March 2008.

        The Company’s obligations under the Credit Agreement are guaranteed by certain of its domestic subsidiaries, and the Company guarantees the obligations of certain of its subsidiaries under the Credit Agreement to the extent such subsidiaries borrow directly under the Credit Agreement. The Credit Agreement is also secured by a first-priority, perfected lien and security interests in all of the equity interests of the Company’s material domestic subsidiaries and certain of the Company’s other subsidiaries and 65% of the equity interests of each material foreign subsidiary of the Company and certain other subsidiaries of the Company; and, subject to certain customary, permitted lien exceptions, substantially all other personal property of the Company and certain subsidiaries; and all proceeds thereof.

        The Credit Agreement contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement also requires maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined) of 5.25x for the fiscal quarter ending on September 30, 2007, reducing to 4.75x for the fiscal quarters ending on December 31, 2007 through September 30, 2008, 4.25x for the fiscal quarters ending on December 31, 2008 through September 30, 2009 and 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance with these covenants at September 30, 2007.

        The Credit Agreement limits the amount of dividends and other types of distributions that the Company may pay to $40.0 million during any fiscal year plus the positive result of (x) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after December 6, 2006, minus (y) the cumulative amount of all dividends and other types of distributions made in any fiscal year ending after December 6, 2006 that exceed $40.0 million.

        Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5% or a bank’s “Prime Rate”) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. During the second quarter of fiscal 2007, the Company amended its Credit Agreement to reduce the interest rate spread on the Term Loan B by 25 basis points over the term of the loan. The weighted average interest rate on borrowings outstanding under the Credit Agreement was 7.41% at September 30, 2007.

        To manage interest rate risk, the Company entered into an amortizing interest rate swap agreement on January 11, 2007, which effectively fixed the interest payment of a portion of certain floating-rate debt instruments. The swap, which has a termination date of December 6, 2011, effectively fixed the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The initial notional amount of the swap was $2.5 billion and is reduced in varying amounts annually each December until the termination date. Under the terms of the swap agreement, the notional amount of the swap will decline to $2.0 billion in December 2007. Neither the Company nor the counterparty, which is a prominent financial institution, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults.

        The Company has observed an increase in requests for longer payment terms in the access equipment segment as a result of competitive factors in that market. To the extent these requests are granted, this will adversely impact liquidity; however, based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet working capital, debt service and other capital requirements for fiscal 2008.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

        Following is a summary of the Company’s contractual obligations and payments due by period following September 30, 2007 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$4,287.2	$293.1	$577.5	$754.0	$2,662.6
Leases:
Capital	4.3	0.7	1.4	1.1	1.1
Operating	93.7	26.8	34.5	17.4	15.0
Purchase obligations(1)	665.5	659.5	6.0	--	--
Limited recourse debt(2)	11.1	7.3	3.8	--	--
Other long-term liabilities:
Fair value of derivatives	21.4	7.1	14.3	--	--
Other	3.3	0.5	0.9	0.9	1.0

	24.7	7.6	15.2	0.9	1.0

Total contractual obligations	$5,086.5	$995.0	$638.4	$773.4	$2,679.7

(1)	The Company utilizes blanket purchase orders to communicate expected annual requirements to many of its suppliers or contractors. Requirements under blanket purchase orders generally do not become “firm” until four weeks prior to the Company’s scheduled unit production. The purchase obligations amount included above represents the value of commitments considered firm, plus the value of all outstanding subcontracts.

(2)	Limited recourse debt is the result of the sale of finance receivables through limited recourse monetization transactions.

        The Company incurs contingent limited recourse liabilities with respect to customer financing activities in the access equipment segment. For additional information relative to guarantees, see Note 12 of the Notes to Consolidated Financial Statements.

        The following is a summary of the Company’s commercial commitments (in millions):

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Customer lease guarantees to third parties	$204.8	$55.4	$55.3	$82.3	$11.8
Standby letters of credit	24.6	19.7	4.9	--	--
Corporate guarantees	12.4	11.6	--	0.8	--

Total commercial commitments	$241.8	$86.7	$60.2	$83.1	$11.8

Certain Assumptions

        The expectations reflected in the forward-looking statements in this Annual Report on Form 10-K, in particular those with respect to projected sales, costs, earnings, capital expenditures, debt levels and cash flows, are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, those relating to the Company’s ability to integrate the acquired JLG business; the Company’s ability to turn around the Geesink business sufficiently to support its current valuation resulting in no impairment charges; the Company’s estimates for the level of concrete placement activity, housing starts, non-residential construction spending and mortgage rates; the performance of the U.S. and European economies generally; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies, in particular at JLG, McNeilus, Geesink and Medtec; the availability of defense truck carcasses for remanufacturing; the anticipated level of production and margins associated with the FHTV contract, the Indefinite Demand/Indefinite Quantity truck remanufacturing contract, the Medium Tactical Vehicle Replacement follow-on contract, the Logistics Vehicle System Replacement contract and international defense truck contracts; the Company’s ability to produce defense trucks at increased levels in fiscal 2008; the Company’s estimates for capital expenditures of rental and construction companies for JLG’s products, of municipalities for fire & emergency and refuse collection vehicles, of airports for aircraft rescue and snow removal products and of large commercial waste haulers generally and with the Company; federal funding levels for U.S. Department of Homeland Security and spending by governmental entities on homeland security apparatus; the Company’s estimates of the impact of changing fuel prices and credit availability on capital spending of towing operators; the Company’s planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the expected level of commercial “package” body and purchased chassis sales compared to “body only” sales; anticipated levels of capital expenditures by the Company; the Company’s estimates for costs relating to litigation, product warranty, product liability, insurance, stock options, performance share awards, bad debts, personnel and raw materials; the Company’s estimates for debt levels, interest rates, foreign exchange rates, working capital needs and effective tax rates; and that the Company does not complete any acquisitions in the short term. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results that the forward-looking statements contemplate.

Fiscal 2008 Outlook

        The Company estimates that fiscal 2008 consolidated net sales will range between $7.1 billion and $7.3 billion, an increase from fiscal 2007 net sales of 12.6% to 15.7%. All comparisons are to the Company’s fiscal 2007 results and assume no new acquisitions.

        The Company expects access equipment segment sales in fiscal 2008 will increase about 20.0%. The increase in sales reflects an additional two months of sales as JLG’s results were only included in the Company’s consolidated results since the date of acquisition, strong sales in Europe and other international markets, offset in part by lower sales in North America due to continued weakness in the residential construction market and an expected mid-economic cycle slow-down in non-residential spending.

        Based on additional funding provided for the Company’s truck programs in recently enacted federal spending bills intended to fund Operation Iraqi Freedom, the Company is projecting defense segment sales to grow 20.0% to 25.0% in fiscal 2008, including an increase in defense parts and service sales due to higher estimated armor kit sales. The projected increase in defense sales in fiscal 2008 does not include any sales from potential mine resistant ambush protected vehicle contract awards.

        The Company expects fire & emergency segment sales percentage growth to be 5.0% to 10.0% in fiscal 2008, as a result of organic growth. The growth reflects a pause in demand following the diesel engine emissions standards changes effective January 2007 as well as anticipated price increases and some market share gains.

        The Company estimates the commercial segment sales to decrease slightly in fiscal 2008, due to weak demand following the diesel engine emissions standards changes effective January 2007 and continued weak residential construction. The Company expects demand will not return until very late in the fiscal year, if at all. The Company expects that European refuse collection vehicle product sales will be up slightly in fiscal 2008 due to better chassis availability in France and higher demand in the United Kingdom.

        The Company is projecting consolidated operating income of between $690.0 million and $715.0 million in fiscal 2008.

        The Company is projecting access equipment margins to be up 150 to 200 basis points in fiscal 2008, reflecting the benefits of additional volume, favorable foreign currency, benefits of cost reduction initiatives and the elimination of certain non-recurring purchase accounting charges. Defense segment operating income margins are projected to decrease 200 to 250 basis points in fiscal 2008, reflecting lower margins on the renewal of the FHTV contract. Fire & emergency segment margins are projected to be up 50 to 100 basis points in fiscal 2008, reflecting the benefits of price increases and cost reduction initiatives. Commercial segment operating income margins are projected to be down slightly in fiscal 2008 as a result of anticipated restructuring charges at the Company’s European refuse collection vehicle business and lower domestic sales.

        The Company estimates that corporate operating expenses and inter-segment profit eliminations will increase approximately $30.0 million in fiscal 2008. The increase reflects additional estimated expense associated with stock-based compensation awards, the costs of several large information technology projects and the investment in additional staff. The Company estimates that net interest and other expenses will increase to $215.0 to $225.0 million in fiscal 2008 largely due to the inclusion of interest on the JLG acquisition debt for an entire year.

        The Company estimates that in fiscal 2008 its effective income tax rate will decline to approximately 34.0% as a result of the continued phase-in of the domestic manufacturing deduction, a favorable tax ruling in Europe and increased earnings in lower tax rate countries. The Company estimates that equity in earnings of unconsolidated affiliates will approximate $3.5 to $4.0 million.

        During fiscal 2008, the Company expects to reduce its outstanding debt by approximately $300 to $400 million, resulting in debt of $2.65 to $2.75 billion at September 30, 2008. The Company anticipates capital spending to approximate $110 million in fiscal 2008.

        These estimates result in the Company’s estimates of fiscal 2008 net income between $317.5 million and $333.0 million and earnings per share between $4.15 and $4.35. The Company expects its earnings per share to be down in the first quarter of fiscal 2008 to $0.35 to $0.40 per share compared to $0.55 per share in the first quarter of fiscal 2007 due to a seasonally weak quarter and a difficult comparison to the prior year due to the engine emissions related pre-buy in the first quarter of fiscal 2007.

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

        The Company accounts for certain equipment lease contracts as sales-type leases. The present value of all payments, net of executory costs (such as legal fees), is recorded as revenue, the related cost of the equipment is charged to cost of sales, certain profit is deferred in accordance with lease accounting rules and interest income is recognized over the terms of the leases using the effective interest method.

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

        The Company ships equipment on a limited basis to certain customers on consignment, but the Company recognizes the revenues only upon final sale of the equipment by the consignee. At September 30, 2007, the Company had $9.5 million of inventory on consignment.

        Sales Incentives: The terms for sales transactions with some of the Company’s distributors and customers may include specific volume-based incentives, which are calculated and paid or credited on account as a percentage of actual sales. The Company accounts for these incentives as sales discounts at the time of revenue recognition as a direct reduction of sales. The Company reviews its accrual for sales incentives on a quarterly basis and any adjustments are reflected in current earnings.

        Goodwill and Other Intangible Assets: In conformity with U.S. GAAP, goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Indicators of potential impairment include situations involving significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key personnel, changes in technology or markets and operating losses, among others. The Company performs its annual review in the fourth quarter of each fiscal year.

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

        Guarantees of the Indebtedness of Others: The Company enters into agreements with finance companies whereby its equipment is sold to a finance company, which, in turn, sells or leases the equipment to an end user customer. In some instances, the Company retains an obligation to the finance companies in the event the customer defaults on the financing. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company recognizes the greater of the fair value of the guarantee or the contingent liability required by Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Reserves are established related to these guarantees based upon the Company’s understanding of the current financial position of the underlying customers and based on estimates and judgments made from information available at that time. If the Company becomes aware of deterioration in the financial condition of the customer/borrower or of any impairment of the customer/borrower’s ability to make payments, additional allowances are considered. Although the Company may be liable for the entire amount of a customer/borrower’s financial obligation under guarantees, its losses would generally be mitigated by the value of any underlying collateral including financed equipment, the finance company’s inability to provide clear title of foreclosed equipment to the Company and other conditions.

        In addition, prior to the acquisition of JLG by the Company, JLG had monetized a substantial portion of its finance receivables through a series of syndications, limited recourse financings and other monetization transactions. In connection with some of these monetization transactions, JLG has a loss exposure associated with the pledged finance receivables related to possible defaults by the obligors under the terms of the contracts that comprise these finance receivables. Reserves have been established related to these monetization transactions based upon the financial position of these customers and based on estimates and judgments made from available information. If the financial condition of these obligors were to deteriorate resulting in an impairment of their ability to make payments, additional accruals would be required.

        Product Liability: Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business. A substantial portion of these claims and lawsuits involve the Company’s access equipment, concrete placement and domestic refuse collection vehicle businesses, while such lawsuits in the Company’s defense and fire & emergency businesses have historically been limited. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. Most insurance coverage includes self-insured retentions that vary by business segment and by year. As of September 30, 2007, the Company is generally self-insured for future claims up to $3.0 million per claim.

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

        Warranty: Sales of the Company’s products generally carry typical explicit manufacturers’ warranties based on terms that are generally accepted in the Company’s marketplaces. The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise that are beyond the scope of the Company’s historical experience. The Company provides for any such warranty issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience.

Critical Accounting Estimates

        Management of the Company has discussed the development and selection of the following critical accounting estimates with the Audit Committee of the Company’s Board of Directors, and the Audit Committee has reviewed the Company’s disclosures relating to such estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        Allowance for Doubtful Accounts and Reserves for Receivables: The Company evaluates the collectibility of receivables based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additional reserves are established based upon the Company’s perception of the quality of the current receivables, the current financial position of the Company’s customers, past experience of collectibility and underlying economic conditions. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

        The Company believes that the estimated allowance for doubtful accounts and reserves for receivables comprise a “critical accounting estimate” because changes in the allowance and reserves can materially affect net income and the estimate requires management to predict customers’ liquidity. The estimate of the allowance for doubtful accounts and reserves for receivables related to the Company’s access equipment segment is a critical accounting estimate.

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

        The Company’s policy is to record a liability for the expected cost of warranty-related claims at the time of the sale. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under the warranty plans. The Company believes that the warranty accounting estimate is a “critical accounting estimate” because changes in the warranty provision can materially affect net income; the estimate requires management to forecast estimated product usage levels by customers; in the case of new models, components or technology may be different, resulting in higher levels of warranty claims experience than with existing, mature products; and certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. The estimate for warranty obligations is a critical accounting estimate for each of the Company’s operating segments.

        Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. Over the past three fiscal years, the Company’s warranty cost as a percentage of sales has ranged from 0.84% of sales to 1.23% of sales. Warranty costs tend to be higher shortly after new product introductions, especially those introductions involving new technologies, when field warranty campaigns may be necessary to correct or retrofit certain items. Accordingly, the Company must make assumptions about the number and cost of anticipated field warranty campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of new features/components included in new product models.

        Each quarter, the Company reviews actual warranty claims experience to determine if there are any systemic defects that would require a field campaign. Also, based upon historical experience, warranty provision rates on new product introductions are established at higher than standard rates to reflect increased expected warranty costs associated with any new product introduction.

        At times, warranty issues can arise which are beyond the scope of the Company’s historical experience. If the estimate of warranty costs in fiscal 2007 increased or decreased by 50 basis points, the Company’s accrued warranty costs, costs of sales and operating income would each change by $31.5 million or 35.8%, 0.6% and 5.3%, respectively.

        Business Combinations: The allocation of purchase price for business combinations requires management estimates and judgment as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair value for purchase price allocation purposes. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. To aid in establishing the value of goodwill and other intangible assets at the time of acquisition, the Company typically involves a professional appraisal company.

        Goodwill:In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. In making this assessment, management utilizes both discounted future cash flows (income approach) and a comparison of multiples based on merger and acquisition transactions of comparable companies (market approach). The Company calculates estimated discounted future cash flows of a reporting unit based on a number of factors including historical operating results, business plans and market conditions. Rates used to discount estimated cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

        As part of its fourth quarter annual assessment of goodwill, the Company performed an extensive review of the goodwill associated with Geesink. Goodwill associated with Geesink, which was recorded in connection with the acquisition of this business in July 2001, totaled €107.6 million as of September 30, 2007 ($153.5 million based on the exchange rate as of September 30, 2007).

        During fiscal 2004 and 2005, Geesink operated at a loss due to the weak European economy, declines in selling prices in its markets, operational inefficiencies and increased material, labor and warranty cost related to the launch of a new Geesink-branded rear loader. Geesink operated at a profit in fiscal 2006, during which time Geesink, seeking a low-cost country to produce products, established a production facility in Eastern Europe. As Geesink started up this operation, existing facilities became underutilized. As a result, Geesink’s excess capacity and overhead has in part, along with soft market demand for its products in the United Kingdom, the lack of available chassis for mounting refuse collection vehicles in France, some market share losses and the charges described below led to operating losses of $19.3 million (€14.4 million) in fiscal 2007. In fiscal 2007, Geesink began an initiative to reduce operating costs, eliminate excess headcount and close an underutilized facility. In connection with these and other initiatives, the Company recorded charges totaling $9.7 million for workforce reductions, a facility closure and other adjustments in fiscal 2007. At the same time, the Company developed a plan to further leverage Geesink’s low-cost country manufacturing capabilities in Eastern Europe by insourcing certain fabrications.

        The Company expects that Geesink will continue to incur operating losses throughout fiscal 2008 due to the costs to implement the actions required to turn around the business, including the proposed rationalization of an additional facility. The Company believes that profitability will improve in fiscal 2009 following the consolidation of facilities, additional cost reduction activities and other planned actions. Based largely on estimated benefits of its facility rationalization initiatives started in fiscal 2007, planned facility rationalization initiatives in fiscal 2008 and the insourcing of fabrications to Geesink’s Eastern European facility, the Company developed long-term projections of estimated cash flows from the Geesink Norba Group to assess the fair value of the business. As a result, the Company determined that the fair value of the Geesink Norba Group exceeded its carrying value at September 30, 2007, and therefore determined that the goodwill recorded in connection with the acquisition of the Geesink Norba Group was not impaired. Although any assessment of goodwill is dependent on projections of future operating results, the Company believes that it conducted a thorough and competent valuation of the Geesink Norba Group at September 30, 2007 in support of its assessment. The Company intends to continue to review the results of its initiatives and to monitor the valuation of its investment in the Geesink Norba Group as appropriate during fiscal 2008.

        To the extent that Geesink is not able to achieve expected progress on its turnaround initiatives in fiscal 2008, the Company could be required to record a goodwill impairment charge. The range of potential charge would be based on a number of factors, including the results of the Company’s cost reduction activities, the timing and results of the insourcing of fabrications to Geesink’s Eastern European facility, Geesink’s operating performance, competition, required future capital expenditures, interest rates and long-term growth assumptions. The Company cannot provide any assurance that future goodwill impairment tests will not result in a charge to future earnings.

        Deferred Income Tax Assets: The Company records deferred income tax assets and liabilities for differences between the book basis and tax basis of the related net assets. The Company records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount management expects to realize. Management considers, as applicable, the amount of taxable income available in carryback years, future taxable income and potential tax planning strategies in assessing the need for a valuation allowance. The Company will require future taxable income in The Netherlands in order to fully realize the net deferred tax asset in that jurisdiction. At September 30, 2007, a valuation allowance has been established to reserve for the net deferred tax asset related to all tax loss carryforwards in The Netherlands.

        Benefit Plans: The pension benefit obligation and related pension income are calculated in accordance with SFAS No. 87, “Employer’s Accounting for Pensions”, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations at September 30, 2007 used a weighted average discount rate of 6.00% and an expected rate of return on plan assets of 8.00%. A 0.5% decrease in the discount rate would increase annual pension expense by approximately $1.8 million. A 0.5% decrease in the expected return on plan assets would increase the Company’s annual pension expense by approximately $0.9 million.

        The Company’s other postretirement benefits obligation and related expense are calculated in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and are impacted by certain actuarial assumptions, including health care trend rates. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $3.3 million and would increase the annual service and interest cost by $0.6 million. A corresponding decrease of one percentage point would decrease the accumulated postretirement benefit by $3.0 million and decrease the annual service and interest cost by $0.5 million.

        The Company’s benefit plan assumptions are determined by using a benchmark approach as well as currently available actuarial data.

New Accounting Standards

        Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

Customers and Backlog

        Sales to the U.S. government comprised approximately 23% of the Company’s net sales in fiscal 2007. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog as of September 30, 2007 increased 66.0% to $3,177.8 million compared to $1,914.3 million at September 30, 2006. The access equipment segment, which the Company acquired after September 30, 2006, contributed backlog of $854.1 million at September 30, 2007. The defense segment backlog increased 82.4% to $1,554.8 million at September 30, 2007 compared to $852.4 million at September 30, 2006 due to the renewal of the FHTV contract and additional contract funding received in the May 2007 federal supplemental spending bill. The defense segment backlog included $53.9 million related to the LVSR contract. Fire & emergency segment backlog decreased 10.2% to $577.5 million at September 30, 2007 compared to $643.0 million at September 30, 2006. Commercial segment backlog decreased 54.3% to $191.4 million at September 30, 2007 compared to $418.9 million at September 30, 2006. Prior year fire & emergency and commercial segment backlogs included orders in advance of diesel engine emissions standards changes effective January 1, 2007. Commercial segment backlogs were also impacted by lower residential construction in fiscal 2007. Unit backlog for refuse collection vehicles was down 68.6% domestically compared to September 30, 2006. Unit backlog for front-discharge and rear-discharge concrete mixers were down 79.0% and 80.3%, respectively, compared to September 30, 2006. Unit backlog for refuse collection vehicles was up 52.4% in Europe as a result of better demand in the United Kingdom and the return of chassis availability in France. Approximately 9.7% of the Company’s September 30, 2007 backlog is not expected to be filled in fiscal 2008.

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

Financial Market Risk

        The Company is exposed to market risk from changes in foreign exchange rates, interest rates and certain commodity prices. To reduce the risk from changes in foreign exchange and interest rates, the Company selectively uses financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for speculative purposes.

Interest Rate Risk

        The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market interest rates. The Company, as needed, uses interest rate swaps to modify its exposure to interest rate movements. In January 2007, the Company entered into an interest rate swap to reduce the risk of interest rate changes associated with the Company’s variable rate debt issued to finance the acquisition of JLG. The swap effectively fixes the variable portion of the interest rate on debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The initial notional amount of the swap was $2.5 billion and is reduced in varying amounts annually each December until its termination on December 6, 2011. Under the terms of the swap agreement, the notional amount of the swap will decline to $2.0 billion in December 2007.

        The portion of the Company’s interest expense not effectively fixed in the interest rate swap remains sensitive to changes in the interest rates in the U.S. and off-shore markets. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its Credit Agreement. A 100 basis point increase or decrease in the average cost of the Company’s variable rate debt, including outstanding swaps, would result in a change in pre-tax interest expense of approximately $5.5 million. These amounts are determined on an annual basis by considering the impact of the hypothetical interest rates on borrowings at September 30, 2007, taking into account the interest rate swap, but do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in the Company’s financial structure other than as noted.

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

        The Company generally obtains firm quotations from its suppliers for a significant portion of its orders under firm-fixed-price contracts in its defense segment. In the Company’s access equipment, fire & emergency and commercial segments, the Company generally attempts to obtain firm pricing from most of its suppliers, consistent with backlog requirements and/or forecasted annual sales. To the extent that commodity prices increase and the Company does not have firm pricing from its suppliers, or its suppliers are not able to honor such prices, then the Company may experience margin declines to the extent it is not able to increase selling prices of its products.

Foreign Currency Risk

        The Company’s operations consist of manufacturing in the United States, Belgium, Canada, The Netherlands, Italy, Sweden, France and Romania and sales and limited vehicle body mounting activities on six continents. International sales were approximately 25% of overall net sales in fiscal 2007, including approximately 9% that involved export sales from the U.S. The majority of export sales in fiscal 2007 were denominated in U.S. dollars. As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies in which certain of the Company’s transactions in foreign markets are denominated. Through the Company’s foreign currency hedging activities, the Company seeks primarily to minimize the risk that cash flows resulting from the sales of the Company’s products will be affected by changes in exchange rates.

        The Company enters into certain forward foreign currency exchange contracts to mitigate the Company’s foreign exchange risk. These contracts qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; however the Company has not designated all of these instruments as hedge transactions under SFAS No. 133. Accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings along with the offsetting foreign currency transaction gain/loss recognized on the related balance sheet exposure. At September 30, 2007, the Company was managing $282.5 million (notional) of foreign currency contracts, including $265.8 million (notional) which are not designated as accounting hedges.

        The following table quantifies outstanding forward foreign exchange contracts intended to hedge non-U.S. dollar denominated cash, receivables and payables and the corresponding impact on the value of these instruments assuming a 10% appreciation/depreciation of the U.S. dollar relative to all other currencies on September 30, 2007 (in millions):

	As of September 30, 2007
		Foreign Exchange Gain/(Loss) From:
	Notional Derivatives Long/ (Short)	10% Appreciation of U.S. Dollar	10% Depreciation of U.S. Dollar
Australian dollars	$18.2	$1.8	$(1.8)
U.K. pound sterling	42.2	4.2	(4.2)
Euro	57.7	5.8	(5.8)

        As previously noted, the Company’s policy prohibits the trading of financial instruments for speculative purposes. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying receivables and payables.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Oshkosh Truck Corporation

We have audited the accompanying consolidated balance sheets of Oshkosh Truck Corporation and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of Oshkosh Truck Corporation and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 2 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Plans, on September 30, 2007, and Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment, on October 1, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
November 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Oshkosh Truck Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Oshkosh Truck Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2007 of the Company and our report dated November 21, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

/S/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
November 21, 2007

OSHKOSH TRUCK CORPORATION
Consolidated Statements of Income
(In millions, except per share amounts)

	Fiscal Year Ended September 30,
	2007	2006	2005
Net sales	$6,307.3	$3,427.4	$2,959.9
Cost of sales	5,204.5	2,819.1	2,465.1

Gross income	1,102.8	608.3	494.8
Operating expenses:
Selling, general and administrative	446.6	274.0	219.9
Amortization of purchased intangibles	65.9	8.4	7.7

Total operating expenses	512.5	282.4	227.6

Operating income	590.3	325.9	267.2
Other income (expense):
Interest expense	(200.8)	(7.4)	(8.2)
Interest income	6.3	6.6	3.0
Miscellaneous, net	(0.1)	(0.2)	(1.9)

	(194.6)	(1.0)	(7.1)

Income before provision for income taxes,
equity in earnings of unconsolidated affiliates
and minority interest	395.7	324.9	260.1
Provision for income taxes	135.2	121.2	102.2

Income before equity in earnings of unconsolidated
affiliates and minority interest	260.5	203.7	157.9
Equity in earnings of unconsolidated affiliates, net
of income taxes of $3.1, $1.4 and $1.7	7.3	2.3	2.9
Minority interest, net of income taxes of $(0.1), $0.2 and $0.3	0.3	(0.5)	(0.6)

Net income	$268.1	$205.5	$160.2

Earnings per share:
Basic	$3.64	$2.81	$2.22
Diluted	3.58	2.76	2.18

The accompanying notes are an integral part of these financial statements

OSHKOSH TRUCK CORPORATION
Consolidated Balance Sheets
(In millions, except share and per share amounts)

	September 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$75.2	$22.0
Receivables, net	1,076.2	317.9
Inventories, net	909.5	589.8
Deferred income taxes	77.5	53.2
Other current assets	56.5	20.5

Total current assets	2,194.9	1,003.4
Investment in unconsolidated affiliates	35.1	19.3
Property, plant and equipment, net	429.6	231.9
Goodwill, net	2,435.4	558.7
Purchased intangible assets, net	1,162.1	219.2
Other long-term assets	142.7	78.4

Total assets	$6,399.8	$2,110.9

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$81.5	$87.5
Accounts payable	628.1	236.5
Customer advances	338.0	266.7
Payroll-related obligations	105.0	59.4
Income taxes payable	64.0	12.8
Accrued warranty	88.2	56.9
Deferred revenue	30.7	35.4
Other current liabilities	212.5	126.8

Total current liabilities	1,548.0	882.0
Long-term debt	2,975.6	2.2
Deferred income taxes	340.1	100.0
Other long-term liabilities	138.7	61.0
Commitments and contingencies
Minority interest	3.8	3.8
Shareholders’ equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized;
none issued and outstanding)	--	--
Common Stock ($.01 par value; 300,000,000 shares authorized;
74,235,751 and 73,771,802 issued, respectively)	0.7	0.7
Additional paid-in capital	229.2	205.2
Retained earnings	1,036.3	797.8
Accumulated other comprehensive income	129.0	59.2
Common Stock in treasury, at cost (28,073 and 20,551 shares, respectively)	(1.6)	(1.0)

Total shareholders’ equity	1,393.6	1,061.9

Total liabilities and shareholders’ equity	$6,399.8	$2,110.9

The accompanying notes are an integral part of these financial statements

OSHKOSH TRUCK CORPORATION
Consolidated Statements of Shareholders’ Equity
(In millions, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock	Common Stock in Treasury at Cost	Comprehensive Income
Balance at September 30, 2004	$0.7	$142.1	$472.0	$29.2	$(6.1)	$(1.8)
Comprehensive income:
Net income	--	--	160.2	--	--	--	$160.2
Change in fair value of derivative instruments,
net of tax of $1.9	--	--	--	(2.7)	--	--	(2.7)
Losses reclassified into earnings from other
comprehensive income, net of tax of $2.8	--	--	--	4.7	--	--	4.7
Minimum pension liability adjustment,
net of tax of $9.8	--	--	--	(15.6)	--	--	(15.6)
Currency translation adjustments	--	--	--	(3.0)	--	--	(3.0)

Total comprehensive income							$143.6

Cash dividends:
Class A Common Stock ($0.0375 per share)	--	--	(0.1)	--	--	--
Common Stock ($0.1775 per share)	--	--	(12.8)	--	--	--
Repurchase of Common Stock	--	--	--	--	--	(0.6)
Issuance of nonvested shares	--	2.4	--	--	(3.0)	0.6
Amortization of unearned compensation	--	--	--	--	3.0	--
Exercise of stock options	--	22.4	--	--	--	1.8
Tax benefit related to stock options exercised	--	25.3	--	--	--	--

Balance at September 30, 2005	0.7	192.2	619.3	12.6	(6.1)	--
Comprehensive income:
Net income	--	--	205.5	--	--	--	$205.5
Change in fair value of derivative instruments,
net of tax of $1.2	--	--	--	(2.1)	--	--	(2.1)
Losses reclassified into earnings from other
comprehensive income, net of tax of $5.2	--	--	--	8.8	--	--	8.8
Minimum pension liability adjustment,
net of tax of $18.1	--	--	--	28.7	--	--	28.7
Currency translation adjustments	--	--	--	11.2	--	--	11.2

Total comprehensive income							$252.1

Cash dividends ($0.3675 per share)	--	--	(27.0)	--	--	--
Exercise of stock options	--	3.4	--	--	--	--
Tax benefit related to stock-based compensation	--	4.6	--	--	--	--
Repurchase of Common Stock	--	--	--	--	--	(1.0)
Stock-based compensation and award of
nonvested shares	--	11.1	--	--	--	--
Reclassification of unearned compensation to
additional paid-in capital upon the adoption of
Financial Accounting Standards
No. 123(R) - See Note 2	--	(6.1)	--	--	6.1	--

Balance at September 30, 2006	0.7	205.2	797.8	59.2	--	(1.0)
Comprehensive income:
Net income	--	--	268.1	--	--	--	$268.1
Change in fair value of derivative instruments,
net of tax of $7.0	--	--	--	(12.0)	--	--	(12.0)
Losses reclassified into earnings from other
comprehensive income, net of tax of $3.3	--	--	--	5.7	--	--	5.7
Minimum pension liability adjustment,
net of tax of $4.9	--	--	--	(7.9)	--	--	(7.9)
Currency translation adjustments	--	--	--	110.2	--	--	110.2

Total comprehensive income							$364.1

Cash dividends ($0.4000 per share)	--	--	(29.6)	--	--	--
Exercise of stock options	--	5.5	--	--	--	1.0
Tax benefit related to stock-based compensation	--	6.8	--	--	--	--
Repurchase of Common Stock	--	--	--	--	--	(1.6)
Stock-based compensation and award of
nonvested shares	--	11.7	--	--	--	--
Adjustment to initially adopt Financial Accounting
Standards No. 158 - See Note 2	--	--	--	(26.2)	--	--

Balance at September 30, 2007	$0.7	$229.2	$1,036.3	$129.0	$--	$(1.6)

The accompanying notes are an integral part of these financial statements

OSHKOSH TRUCK CORPORATION
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Year Ended September 30,
	2007	2006	2005
Operating activities:
Net income	$268.1	$205.5	$160.2
Depreciation and amortization	129.0	37.5	31.7
Stock-based compensation expense	11.7	11.1	3.0
Deferred income taxes	13.6	(19.6)	4.0
Equity in earnings of unconsolidated affiliates	(6.7)	(0.6)	(4.6)
Minority interest	(0.4)	0.7	0.6
(Gain) loss on sales of assets	(1.4)	0.1	0.3
Foreign currency transaction (gains) losses	(9.4)	(0.8)	1.6
Changes in operating assets and liabilities:
Receivables, net	(408.9)	(8.8)	(20.7)
Inventories, net	116.0	(48.9)	(110.9)
Other current assets	42.9	--	0.5
Other long-term assets	15.8	(15.5)	(25.8)
Accounts payable	137.8	(8.3)	21.8
Customer advances	70.5	(44.4)	92.3
Payroll-related obligations	11.4	6.8	2.7
Income taxes	34.7	1.6	19.2
Accrued warranty	10.2	12.9	3.6
Deferred revenue	(3.3)	6.7	25.4
Other current liabilities	13.3	5.9	(4.7)
Other long-term liabilities	(38.9)	35.5	12.1

Net cash provided by operating activities	406.0	177.4	212.3
Investing activities:
Acquisitions of businesses, net of cash acquired	(3,140.5)	(272.8)	(31.3)
Additions to property, plant and equipment	(83.0)	(56.0)	(43.2)
Additions to equipment held for rental	(19.0)	--	--
Proceeds from sale of property, plant and equipment	3.4	0.8	0.2
Proceeds from sale of equipment held for rental	11.2	--	--
Distribution of capital from unconsolidated affiliates	0.7	1.6	--
Decrease (increase) in other long-term assets	0.6	(0.9)	5.8

Net cash used by investing activities	(3,226.6)	(327.3)	(68.5)
Financing activities:
Proceeds from issuance of long-term debt	3,100.0	--	--
Debt issuance costs	(34.9)	--	--
Repayment of long-term debt	(96.8)	(0.6)	(0.7)
Net (repayments) borrowings under revolving credit facility	(79.9)	64.4	(51.6)
Proceeds from exercise of stock options	6.5	3.4	24.2
Purchase of Common Stock	(1.6)	(1.0)	(0.6)
Excess tax benefits from stock-based compensation	6.0	4.1	--
Dividends paid	(29.6)	(27.1)	(16.0)

Net cash provided (used) by financing activities	2,869.7	43.2	(44.7)
Effect of exchange rate changes on cash	4.1	1.2	(1.7)

Increase (decrease) in cash and cash equivalents	53.2	(105.5)	97.4
Cash and cash equivalents at beginning of year	22.0	127.5	30.1

Cash and cash equivalents at end of year	$75.2	$22.0	$127.5

Supplemental disclosures:
Cash paid for interest	$179.4	$6.9	$7.4
Cash paid for income taxes	82.3	136.0	81.4

The accompanying notes are an integral part of these financial statements

OSHKOSH TRUCK CORPORATION
Notes to Consolidated Financial Statements

1.	Nature of Operations

        Oshkosh Truck Corporation and its subsidiaries (the “Company”), are leading manufacturers of a wide variety of specialty vehicles and vehicle bodies predominately for the North American and European markets. “Oshkosh” refers to Oshkosh Truck Corporation, not including its subsidiaries. The Company sells its products into four principal vehicle markets – access equipment, defense, fire & emergency and commercial. The access equipment business is conducted through its wholly-owned subsidiary, JLG Industries, Inc. (“JLG”). JLG holds, along with an unaffiliated third party, a 50% interest in a joint venture in The Netherlands, RiRent Europe, B.V. (“RiRent”). The defense business is conducted through the operations of Oshkosh. The Company’s fire & emergency business is principally conducted through its wholly-owned subsidiaries Pierce Manufacturing Inc. (“Pierce”), the airport products division of Oshkosh, JerrDan Corporation (“JerrDan”), Kewaunee Fabrications, LLC (“Kewaunee”), Medtec Ambulance Corporation (“Medtec”), OSV Specialty Vehicles, LLC, Aluminum Body Corporation and Prime Medical Manufacturing, LLC and their wholly-owned subsidiaries (together “OSV”) and the Company’s 75%-owned subsidiary BAI Brescia Antincendi International S.r.l. and its wholly-owned subsidiary (“BAI”). The Company’s commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. (“McNeilus”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”), Geesink Group B.V., Norba A.B. and Geesink Norba Limited and their wholly-owned subsidiaries (together, the “Geesink Norba Group”), Iowa Mold Tooling Co, Inc. (“IMT”) and the commercial division of Oshkosh. McNeilus is one of two general partners in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), which provides lease financing to the Company’s commercial customers. McNeilus owns a 49% interest in Mezcladores Trailers de Mexico, S.A. de C.V. (“Mezcladores”), which manufactures and markets concrete mixers, concrete batch plants and refuse collection vehicles in Mexico.

2.	Summary of Significant Accounting Policies

        Principles of Consolidation and Presentation – The consolidated financial statements include the accounts of Oshkosh and all of its majority-owned or controlled subsidiaries and are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The 25% historical book value of BAI at date of acquisition and 25% of subsequent operating results related to that portion of BAI not owned by the Company have been reflected as minority interest on the Company’s consolidated balance sheets and consolidated statements of income, respectively. The Company accounts for its 50% voting interest in OMFSP and RiRent and its 49% interest in Mezcladores under the equity method. All significant intercompany accounts and transactions have been eliminated.

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

        Fair Value of Financial Instruments – Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable, accrued liabilities and variable-rate debt approximated fair value as of September 30, 2007 and 2006.

        Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at September 30, 2007 consisted principally of money market instruments.

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

        Inventories – Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for approximately 72.5% of the Company’s inventories at September 30, 2007 and 75.5% at September 30, 2006. For the remaining inventories, cost has been determined using the first-in, first-out (“FIFO”) method. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $46.4 million and $35.8 million at September 30, 2007 and 2006, respectively.

        Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets using accelerated and straight-line methods. The estimated useful lives range from 10 to 50 years for buildings and improvements, from 4 to 25 years for machinery and equipment and from 3 to 10 years for capitalized software and related costs. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is immaterial for all periods presented. All capitalized interest has been added to the cost of the underlying assets and is amortized over the useful lives of the assets.

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

        Floor Plan Notes Payable – Floor plan notes payable represent liabilities related to the purchase of commercial vehicle chassis upon which the Company mounts its manufactured vehicle bodies. Floor plan notes payable are non-interest bearing for terms ranging up to 120 days and must be repaid upon the sale of the vehicle to a customer. The Company’s practice is to repay all floor plan notes for which the non-interest bearing period has expired without sale of the vehicle to a customer.

        Customer Advances – Customer advances include amounts received in advance of the completion of fire & emergency and commercial vehicles. Most of these advances bear interest at variable rates approximating the prime rate. Advances also include any performance-based payments received from the U.S. Department of Defense (“DoD”) in excess of the value of related inventory. Advances from the DoD are non-interest bearing. See discussion on performance-based payments that follows.

        Defined Benefit Pension and Other Postretirement Plans — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The requirement to recognize the funded status of a benefit plan and the related disclosure requirements were effective for the Company as of September 30, 2007. See Note 17 of the Notes to Consolidated Financial Statements for information regarding the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements and notes thereto.

        Performance-Based Payments – The Company’s contracts with the DoD to deliver heavy-payload vehicles (Family of Heavy Tactical Vehicle or “FHTV”) and medium-payload vehicles (Medium Tactical Vehicle Replacement or “MTVR”), as well as certain other defense-related contracts, include requirements for “performance-based payments.” The performance-based payment provisions in the contracts require the DoD to pay the Company based on the completion of certain pre-determined events in connection with the production under these contracts. Performance-based payments received are first applied to reduce outstanding receivables for units accepted in accordance with contractual terms, with any remaining amount recorded as an offset to inventory to the extent of related inventory on hand. Amounts received in excess of receivables and inventories are included in liabilities as customer advances.

        Revenue Recognition – The Company recognizes revenue on equipment and parts sales when contract terms are met, collectibility is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. Revenue from service agreements is recognized as earned, when services have been rendered. The Company records revenues under long-term, fixed-price defense contracts using the percentage-of-completion method of accounting, generally using either the cost-to-cost or units accepted method as the measurement basis for effort accomplished. The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable. Changes in estimates for revenues, costs to complete and profit margins are recognized as a cumulative life-to-date adjustment in the period in which they are reasonably determinable. The Company charges anticipated losses on contracts or programs in progress to earnings when identified. Bid and proposal costs are expensed as incurred.

        In fiscal 2005, following completion of contractually-required performance testing, the Company began initial deliveries of wheeled tanker systems (comprised of a truck chassis and water or fuel tank trailer) under a multi-year requirements contract with the United Kingdom Ministry of Defence (“U.K. MoD”). The contract, valued at 160.5 million U.K. pounds sterling ($250.2 million), called for the delivery of 357 wheeled tanker systems over a 22 month period from February 2005 through January 2007. The contract provided that the Company was paid within 30 days of delivery of the wheeled tanker systems to the U.K. MoD. The U.K. MoD had up to 90 days following system delivery to reject the delivered wheeled tanker systems. Wheeled tanker systems remained in the Company’s inventory and cash received in payment for these systems was recorded as deferred revenue until the earlier of the date that the wheeled tanker system was accepted by the customer or the date the rejection right lapsed (generally 90 days from system delivery) at which time the Company recognized revenue. In fiscal 2007, 2006 and 2005 sales under this contract totaled $67.5 million, $126.3 million and $56.4 million, respectively. At September 30, 2006, deferred revenue related to this contract was $29.7 million.

        Sales and anticipated profits under the MTVR long-term fixed-price base production contract were recorded on a percentage-of-completion basis, using units accepted as the measurement basis for effort accomplished. Estimated contract profits were taken into earnings in proportion to recorded sales based on estimated average cost determined using total contract units under order. Margins recorded on the MTVR base contract were subject to change based on a number of factors, including actual cost performance and product warranty experience compared to estimated amounts and changes or contract modifications agreed to by the Company and its customer. In fiscal 2005, the Company increased the margin percentage recognized on the MTVR base contract by 2.5 percentage points to 10.1% as a result of lower material costs, favorable warranty experience and improved overhead absorption. This change in estimate increased fiscal 2005 operating income by $24.7 million, net income by $15.1 million and earnings per share by $0.21, including $23.1 million, $14.2 million and $0.20, respectively, relating to prior year revenues. The initial MTVR production contract was completed in fiscal 2005.

        Net Sales – Sales are recorded net of amounts invoiced for taxes imposed on the customer such as excise or value-added taxes.

        Shipping and Handling Fees and Costs — Revenue received from shipping and handling fees is reflected in net sales. Shipping and handling fee revenue was not significant for all periods presented. Shipping and handling costs are included in cost of sales.

        Research and Development and Similar Costs – Except for customer sponsored research and development costs incurred pursuant to contracts, research and development costs are expensed as incurred and included as part of cost of sales. Research and development costs charged to expense amounted to $75.8 million, $42.1 million and $33.4 million during fiscal 2007, 2006 and 2005, respectively. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

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

        Advertising – Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $16.6 million, $5.0 million and $4.7 million in fiscal 2007, 2006 and 2005, respectively.

        Stock-Based Compensation – Prior to October 1, 2005, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. See Note 15 of the Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plan, options outstanding and options exercisable. No stock-based compensation expense was recognized in the Company’s Consolidated Statements of Income prior to fiscal 2006 for stock option grants, as the exercise price was equal to the market price of the underlying stock on the date of grant. In addition, previously the Company recorded unearned stock-based compensation for nonvested stock awards as “unearned compensation” in the Company’s Consolidated Statements of Shareholders’ Equity.

        On October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of the Company’s stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for fiscal 2006 included: (a) compensation expense related to all nonvested stock awards and all stock options granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation expense for awards granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been restated.

        In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (“excess tax benefits”) have been classified as financing cash flows prospectively from October 1, 2005. Prior to the adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows.

        For purposes of pro forma disclosures, the estimated fair value of options is amortized over the option vesting period. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the fiscal year ended September 30, 2005 (in millions, except per share amounts):

Net income, as reported	$160.2
Add: Stock-based employee compensation expense
recorded for restricted stock awards, net of related
tax effects	3.0
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(6.5)

(3.5)

Pro forma net income	$156.7

Earnings per share:
Basic - as reported	$2.22
Basic - pro forma	2.17
Diluted - as reported	$2.18
Diluted - pro forma	2.13

        Accumulated Other Comprehensive Income – Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. The Company has chosen to report Comprehensive Income and Accumulated Other Comprehensive Income (Loss) which encompasses net income, cumulative translation adjustments, unrealized gains (losses) on derivatives and minimum pension liability adjustments in the Consolidated Statements of Shareholders’ Equity. The components of Accumulated Other Comprehensive Income (Loss) are as follows (in millions):

	Cumulative Translation Adjustments	Minimum Pension Liability Adjustments	Gains (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2004	$57.7	$(14.1)	$(14.4)	$29.2
Fiscal year change	(3.0)	(15.6)	2.0	(16.6)

Balance at September 30, 2005	54.7	(29.7)	(12.4)	12.6
Fiscal year change	11.2	28.7	6.7	46.6

Balance at September 30, 2006	65.9	(1.0)	(5.7)	59.2
Fiscal year change	110.2	(34.1)	(6.3)	69.8

Balance at September 30, 2007	$176.1	$(35.1)	$(12.0)	$129.0

        Foreign Currency Translation – All balance sheet accounts have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in “accumulated other comprehensive income (loss).” The Company recorded net foreign currency transaction gains (losses) of $1.7 million, $(0.6) million and $(0.3) million in fiscal 2007, 2006 and 2005, respectively, related to unhedged inter-company transactions.

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

        Concentration of credit risk with respect to trade accounts and leases receivable is limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade and lease receivables are with the U.S. government, with rental companies globally, with companies in the ready-mix concrete industry, with municipalities and with several large waste haulers in the United States. The Company does not currently foresee a significant credit risk associated with these receivables, although such credit risk could change materially should the Company experience an economic downturn in any of its markets.

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

        Recent Accounting Pronouncements – In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company will adopt FIN 48 as of October 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Adoption of FIN 48 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company will be required to adopt SFAS No. 159 as of October 1, 2008. The Company has not yet determined whether it will elect to measure any of its financial assets and financial liabilities at fair value as permitted by SFAS No. 159.

        In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. The Company will be required to adopt EITF 06-11 as of October 1, 2007. The Company does not expect that the adoption of EITF 06-11 will have a material impact on its results of operations or cash flows.

3.	Acquisitions

Fiscal 2007 Acquisition

        On December 6, 2006, the Company acquired for cash all of the outstanding shares of JLG, a leading global manufacturer of aerial work platforms and telehandlers. The total purchase price for JLG was $3.1 billion, net of cash acquired of $176.4 million and including transaction costs of $30.3 million and retirement of debt of $224.4 million. The Company financed the acquisition of JLG and the retirement of $79.6 million of debt outstanding under an existing credit facility with proceeds from a new $3.65 billion senior secured credit facility (see Note 11 of the Notes to Consolidated Financial Statements). JLG results of operations have been included in the Company’s consolidated financial statements since the date of acquisition. JLG forms the Company’s new access equipment segment.

        The acquisition of JLG enabled the Company to: diversify its product offerings and markets served to complement its defense business; balance the economic and geopolitical cycles faced by the Company; expand the Company’s global reach to better compete in its existing markets; and increase scale in procurement and other functions.

        The following table summarizes the preliminary fair values of the JLG assets acquired and liabilities assumed at the date of acquisition (in millions):

Assets Acquired:
Current assets, excluding cash of $176.4	$856.3
Property, plant and equipment	158.9
Goodwill	1,809.3
Purchased intangible assets	986.1
Other long-term assets	85.5

Total assets acquired	3,896.1
Liabilities Assumed:
Current liabilities	401.9
Long-term liabilities	356.0

Total liabilities assumed	757.9

Net assets acquired	$3,138.2

        In conjunction with the JLG acquisition, the Company recorded goodwill of approximately $1.8 billion, the majority of which is not tax deductible, within the access equipment segment. The Company recorded approximately $611.1 million of intangible assets that are subject to amortization with useful lives of between one and 13 years, of which approximately $502.1 million was assigned to customer relationships with an average useful life of 12 years. The Company recorded approximately $375.0 million of trademark intangibles that are not subject to amortization. The purchase price allocations are tentative at September 30, 2007 and may be subsequently adjusted to reflect final appraisals and other valuation studies.

        In connection with the acquisition of JLG, the Company recorded severance payments of $12.9 million associated with payments made to certain employees of the acquired business. The estimated costs of these restructuring activities were recorded as costs of the acquisition and were provided for in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Fiscal 2006 Acquisitions

        On July 31, 2006, the Company completed the acquisition of 100% of the outstanding stock and member interests of AK Specialty Vehicles (subsequently named Oshkosh Specialty Vehicles) for cash. OSV is a leader in mobile medical, homeland security command and communications, and broadcast vehicles. The purchase price for the OSV acquisition was $142.0 million in cash, including acquisition costs and net of cash acquired. In conjunction with the OSV acquisition, the Company recorded goodwill of approximately $80.0 million. Approximately $53.4 million of the goodwill is deductible for income tax purposes. All of the goodwill was assigned to the Company’s fire & emergency segment.

        On August 14, 2006, the Company completed the acquisition of 100% of the outstanding stock of Iowa Mold Tooling Co., Inc. for cash. IMT is a North American manufacturer of field service vehicles and truck-mounted cranes for niche markets. The purchase price for the IMT acquisition was $133.0 million, including acquisition costs and net of cash acquired. In conjunction with the IMT acquisition, the Company recorded goodwill of approximately $73.4 million. All of the goodwill was assigned to the Company’s commercial segment and is not deductible for income tax purposes.

        The following table summarizes the fair values of the OSV and IMT assets acquired and liabilities assumed at the dates of acquisition (in millions):

Assets Acquired:
Current assets, excluding cash of $5.5	$78.0
Property, plant and equipment	11.5
Goodwill	153.4
Purchased intangible assets	100.4
Other long-term assets	0.1

Total assets acquired	343.4
Liabilities Assumed:
Current liabilities	39.9
Other long-term liabilities	28.5

Total liabilities assumed	68.4

Net assets acquired	$275.0

        Approximately $81.4 million of intangible assets recorded are subject to amortization with useful lives of between seven and seventeen years. Approximately $19.0 million of trademark intangibles recorded are not subject to amortization.

        Operating results of these acquisitions have been included in the Company’s consolidated financial statements from the dates of acquisition.

Pro Forma Information

        The following unaudited pro forma financial information assumes that the acquisition of JLG had been completed as of October 1 for each of the periods shown below and that the acquisitions of OSV and IMT had been completed as of October 1, 2005 (in millions, except per share amounts; unaudited):

	Fiscal Year Ended September 30,
	2007	2006
Net sales	$6,703.0	$5,908.5
Net income	258.4	183.8
Earnings per share:
Basic	$3.51	$2.51
Diluted	3.45	2.47

        The pro forma information for the year ended September 30, 2006 includes expenses of approximately $18.8 million related to the inventory revaluation recorded as of the acquisition dates. The pro forma information for the year ended September 30, 2007 includes the reversal of approximately $3.1 million of expense related to the inventory revaluations that were included in the Company’s actual consolidated operating results. The pro forma information does not purport to be indicative of results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

4.	Receivables

        The current portion of receivables consists of the following (in millions):

	September 30,
	2007	2006
U.S. government:
Amounts billed	$133.0	$55.2
Cost and profits not billed	13.3	1.6

	146.3	56.8
Other trade receivables	867.4	256.5
Finance receivables	16.0	--
Pledged finance receivables	7.0	--
Other receivables	68.4	11.6

	1,105.1	324.9
Less allowance for doubtful accounts	(28.9)	(7.0)

	$1,076.2	$317.9

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

        Finance and pledged finance receivables consist of the following as of September 30, 2007 (in millions):

Finance receivables	$34.7
Pledged finance receivables	10.4
Estimated residual value	6.5

51.6
Less unearned income	(5.1)

Net finance and pledged finance receivables	46.5
Less allowance for doubtful accounts	(1.5)

$45.0

        Of the $46.5 million in net finance and pledged finance receivables, $23.0 million was recorded in receivables and $23.5 million was recorded in other long-term assets. Pledged finance receivables result from the transfer of finance receivables to third parties in exchange for cash. In compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” these transfers are accounted for as debt on the Company’s consolidated balance sheets. As of September 30, 2007, the Company’s maximum loss exposure associated with these transactions was $9.6 million.

        The following table presents details of the contractual maturities of the Company’s finance and pledged finance receivables (in millions):

Fiscal Year Ending September 30,
2008	$19.9
2009	11.0
2010	4.5
2011	5.1
2012	2.8
Thereafter	1.8
Residual value in equipment at lease end	6.5
Less unearned finance income	(5.1)

Net finance and pledged finance receivables	$46.5

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

5.	Inventories

        Inventories consist of the following (in millions):

	September 30,
	2007	2006
Raw materials	$406.7	$255.1
Partially finished products	302.4	274.6
Finished products	390.5	173.6

Inventories at FIFO cost	1,099.6	703.3
Less: Progress/performance-based payments on
U.S. government contracts	(143.7)	(77.7)
Excess of FIFO cost over LIFO cost	(46.4)	(35.8)

	$909.5	$589.8

        Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

        Inventory includes costs which are amortized to expense as sales are recognized under certain contracts. At September 30, 2007 and 2006, unamortized costs related to long-term contracts of $6.1 million and $5.5 million, respectively, were included in inventory.

6.	Investments in Unconsolidated Affiliates

        The Company records its investments in, and share of earnings of, OMFSP, RiRent and Mezcladores under the equity method of accounting. Earnings, net of related income taxes, are reflected in Equity in Earnings of Unconsolidated Affiliates. The Company’s investment in Mezcladores was $5.7 million and $2.4 million at September 30, 2007 and 2006, respectively.

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

        OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to certain customers of the Company. The Company sells vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers. Company sales to OMFSP were $72.6 million, $72.9 million and $73.0 million in fiscal 2007, 2006 and 2005, respectively. Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. However, all OMFSP indebtedness is non-recourse to the Company or BALCAP. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of FIN 46(R), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

        The Company received cash distributions from OMFSP of $4.7 million, $7.0 million and $8.0 million in fiscal 2007, 2006 and 2005, respectively. The Company’s investment in OMFSP was $17.4 million and $16.9 million at September 30, 2007 and 2006, respectively. The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in OMFSP.

        RiRent was formed in 1999 to service rental companies throughout most of Europe. RiRent is in business to maintain a fleet of access equipment for short-term lease to rental companies. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. Company sales to RiRent were $31.5 million for the year ended September 30, 2007. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years.

        Included in investments in unconsolidated affiliates in the Company’s Consolidated Balance Sheet at September 30, 2007 is JLG’s investment in RiRent of $12.0 million, which represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in RiRent. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner.

7.	Property, Plant and Equipment

        The following table presents details of the Company’s property, plant and equipment (in millions):

	September 30,
	2007	2006
Land and land improvements	$46.8	$26.2
Equipment on operating lease to others	26.4	1.0
Buildings	209.8	143.5
Machinery and equipment	382.6	241.4
Construction in progress	1.7	4.7

	667.3	416.8
Less accumulated depreciation	(237.7)	(184.9)

	$429.6	$231.9

        Depreciation expense was $56.7 million, $28.8 million and $23.8 million in fiscal 2007, 2006 and 2005, respectively. Capitalized interest was insignificant in fiscal 2007, 2006 and 2005. Equipment on operating lease to others represents the cost of vehicles sold to customers for which the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to 10 years. Cost less accumulated depreciation for equipment on operating lease at September 30, 2007 and 2006 was $22.6 million and $0.5 million, respectively.

8.	Goodwill and Purchased Intangible Assets

        The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company performed the required impairment tests in fiscal 2007, 2006 and 2005, and found no impairment of goodwill. In conjunction with the Company’s fiscal 2007 review for potential impairment of goodwill, the Company performed extensive studies and analysis regarding the estimated fair value of the Company’s interest in the Geesink Norba Group and determined that the fair value exceeded its carrying value at September 30, 2007. The Company took actions in fiscal 2007 to turn around this business. The Company’s calculations of fair value reflected the Company’s estimates of the benefits to future earnings of such initiatives to improve its manufacturing efficiencies. However, if profits at the Geesink Norba Group do not return to expected levels, then the Company may be required to write down goodwill through a charge to future earnings. The Company cannot provide any assurance that future goodwill impairment tests will not result in a charge to earnings.

        Details of the Company’s total purchased intangible assets are as follows (in millions):

	September 30, 2007
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(15.0)	$40.4
Non-compete	10.4	57.2	(38.4)	18.8
Technology-related	11.8	128.2	(20.5)	107.7
Customer relationships	12.7	587.4	(41.1)	546.3
Other	12.0	16.7	(7.4)	9.3

	14.1	844.9	(122.4)	722.5
Non-amortizable tradenames		439.7	(0.1)	439.6

Total		$1,284.6	$(122.5)	$1,162.1

	September 30, 2006
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(13.6)	$41.8
Non-compete	14.0	42.0	(24.6)	17.4
Technology-related	14.5	33.2	(10.4)	22.8
Customer relationships	14.6	71.0	(0.9)	70.1
Other	12.0	16.7	(5.9)	10.8

	20.5	218.3	(55.4)	162.9
Non-amortizable tradenames		56.3	--	56.3

Total		$274.6	$(55.4)	$219.2

        In connection with the valuation of intangible assets, a 40-year life was assigned to the value of the Pierce distribution network ($53.0 million). The Company believes Pierce maintains the largest North American fire apparatus distribution network and has exclusive contracts with each distributor related to the fire apparatus product offerings manufactured by Pierce. The useful life of the Pierce distribution network was based on a historical turnover analysis. Non-compete intangible asset lives are based on terms of the applicable agreements.

        Total amortization expense was $66.0 million, $8.4 million and $7.7 million in fiscal 2007, 2006 and 2005, respectively. The estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2007 are as follows: 2008 — $69.3 million; 2009 — $65.0 million; 2010 — $63.9 million; 2011 — $63.9 million and 2012 — $63.8 million.

        The following tables present the changes in goodwill during fiscal 2007 and 2006 allocated to the reportable segments (in millions):

Segment	September 30, 2006	Acquisitions	Translation and Other	September 30, 2007
Access Equipment	$--	$1,809.3	$44.4	$1,853.7
Fire & Emergency	226.7	--	4.1	230.8
Commercial	332.0	--	18.9	350.9

Total	$558.7	$1,809.3	$67.4	$2,435.4

        Amounts included in the translation and other column included an increase of $65.7 million resulting from currency translation adjustments and $1.7 million related to adjustments of intangible assets and certain pre-acquisition contingencies related to OSV and IMT upon finalization of certain appraisals.

Segment	September 30, 2005	Acquisitions	Translation and Other	September 30, 2006
Fire & Emergency	$146.5	$79.9	$0.3	$226.7
Commercial	253.3	71.9	6.8	332.0

Total	$399.8	$151.8	$7.1	$558.7

        Translation and other in fiscal 2006 included a $7.3 million increase resulting from currency translation adjustments and a net decrease of $0.2 million related to tax adjustments in connection with the acquisition of London.

9.	Other Long-Term Assets

        Other long-term assets consist of the following (in millions):

	September 30,
	2007	2006
Customer notes receivable and other investments	$41.9	$--
Deferred finance costs	29.9	0.8
Equipment deposits	23.8	--
Long-term finance receivables, less current portion	23.5	9.5
JLG supplemental employee retirement trust	11.0	--
Prepaid pension	7.9	63.3
Other	6.8	4.8

	144.8	78.4
Less allowance for doubtful notes receivable	(2.1)	--

	$142.7	$78.4

        Deferred financing costs are amortized using the interest method over the term of the debt. Amortization expense was $5.5 million (excluding $0.8 million of amortization related to early debt retirement in fiscal 2007, which is included in other non-operating expense), $0.3 million and $0.3 million in fiscal 2007, 2006 and 2005, respectively.

        Notes receivable and other investments include refinancing of trade accounts and finance receivables as well as longer-term financing of access equipment segment customers. As of September 30, 2007, approximately 85% of the current and long-term notes receivable and other investments were due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves if required under the circumstances. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded reserves if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

10.	Leases

        Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, which consist primarily of buildings and improvements, were $3.9 million and $0.2 million at September 30, 2007 and 2006, respectively.

        Other facilities and equipment are leased under arrangements that are accounted for as noncancelable operating leases. Total rental expense for property, plant and equipment charged to operations under noncancelable operating leases was $29.8 million, $13.7 million and $10.5 million in fiscal 2007, 2006 and 2005, respectively.

        Future minimum operating and capital lease payments due under operating leases and the related present value of minimum capital lease payments at September 30, 2007 were as follows (in millions):

	Capital Leases	Operating Leases
2008	$0.7	$26.8
2009	0.7	20.1
2010	0.7	14.4
2011	0.7	10.3
2012	0.4	7.1
Thereafter	1.1	15.0

Total minimum lease payments	4.3	$93.7

Interest	(0.7)

Present value of net minimum lease payments	$3.6

        Minimum rental payments include approximately $1.2 million due annually under variable rate leases. Payments are adjusted based on changes to the one-month LIBOR rate (5.34% at September 30, 2007).

11.	Credit Agreements

        The Company was obligated under the following debt instruments (in millions):

	September 30,
	2007	2006
Senior Secured Facility:
Revolving line of credit	$--	$--
Term loan A	437.5	--
Term loan B	2,567.5	--
Unsecured revolving line of credit	--	71.4
Limited recourse debt from finance receivables monetizations	11.1	--
Other long-term facilities	5.9	2.9

	3,022.0	74.3
Less current portion	(46.4)	(72.1)

	$2,975.6	$2.2

Current portion of long-term debt	$46.4	$72.1
Other short-term facilities	35.1	15.4

	$81.5	$87.5

        On December 6, 2006, to finance the acquisition of JLG and to refinance a previous credit facility, the Company entered into a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions. The Credit Agreement consists of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). The $500.0 million Term Loan A requires principal payments of $12.5 million, plus interest, due quarterly over the period from March 2007 through September 2011, with a final principal payment of $262.5 million due December 6, 2011. The $2.6 billion Term Loan B requires principal payments of $6.5 million, plus interest, due quarterly over the period from March 2007 through September 2013, with a final principal payment of $2,424.5 million due December 6, 2013. At September 30, 2007, outstanding letters of credit of $24.6 million reduced available capacity under the Revolving Credit Facility to $525.4 million. As a result of excess available cash at September 30, 2007, the Company prepaid its quarterly principal payments which were originally due in December 2007 and March 2008.

        The Company’s obligations under the Credit Agreement are guaranteed by certain of its domestic subsidiaries, and the Company guarantees the obligations of certain of its subsidiaries under the Credit Agreement to the extent such subsidiaries borrow directly under the Credit Agreement. The Credit Agreement is also secured by a first-priority, perfected lien and security interests in all of the equity interests of the Company’s material domestic subsidiaries and certain of the Company’s other subsidiaries and 65% of the equity interests of each material foreign subsidiary of the Company and certain other subsidiaries of the Company; subject to certain customary, permitted lien exceptions, substantially all other personal property of the Company and certain subsidiaries; and all proceeds thereof.

        The Credit Agreement contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement also requires maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined) of 5.25x for the fiscal quarter ending on September 30, 2007, reducing to 4.75x for the fiscal quarters ending on December 31, 2007 through September 30, 2008, 4.25x for the fiscal quarters ending on December 31, 2008 through September 30, 2009 and 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance with these covenants at September 30, 2007.

        The Credit Agreement limits the amount of dividends and other types of distributions that the Company may pay to $40.0 million during any fiscal year plus the positive result of (x) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after December 6, 2006, minus (y) the cumulative amount of all dividends and other types of distributions made in any fiscal year ending after December 6, 2006 that exceed $40.0 million.

        Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5% or a bank’s “Prime Rate”) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. During the second quarter of fiscal 2007, the Company amended its Credit Agreement resulting in a reduction in the interest rate spread on the Term Loan B by 25 basis points over the term of the loan. The Company capitalized an additional $1.4 million related to this amendment as debt issuance costs. The weighted-average interest rate on borrowings outstanding at September 30, 2007 was 7.20% and 7.45% for the Term Loans A and B, respectively.

        The Company is charged a 0.15% to 0.35% annual commitment fee with respect to any unused balance under its Revolving Credit Facility, and a 1.00% to 2.00% annual fee with respect to commercial letters of credit issued under the Revolving Credit Facility, based on the Company’s leverage ratio (as defined).

        In September 2007, the Company prepaid $19.0 million due in each of December 2007 and March 2008 under the Term Loan Facility. The estimated future maturities under the Credit Agreement for the five fiscal years succeeding September 30, 2007 and thereafter are as follows: 2008 — $38.0 million; 2009 — $76.0 million; 2010 — $76.0 million; 2011 — $76.0 million; 2012 — $288.5 million and $2,450.5 million thereafter.

        To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes the variable portion of the interest rate on debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The initial notional amount of the swap was $2.5 billion and is reduced in varying amounts annually each December until the termination date. Under the terms of the swap agreement, the notional amount of the swap will decline to $2.0 billion in December 2007. The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments. In accordance with SFAS No. 133, the effective portion of the change in fair value of the derivative will be recorded in “Accumulated Other Comprehensive Income,” while any ineffective portion is recorded as an adjustment to interest expense. At September 30, 2007, a loss of $18.9 million ($11.9 million net of tax), representing the fair value of the interest rate swap, is recorded in “Accumulated Other Comprehensive Income.” The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense when the hedged, forecasted interest is recorded.

        Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 5.105% and the counterparty will pay the Company interest on the notional amount at a variable rate equal to 3-month LIBOR. The 3-month LIBOR rate applicable to this agreement was 5.23% at September 30, 2007. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 3-month LIBOR fluctuates. Neither the Company nor the counterparty, which is a prominent financial institution, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults.

        As a result of the sale of finance receivables through limited recourse monetization transactions, the Company has $11.1 million of limited recourse debt outstanding as of September 30, 2007. The aggregate amount of limited recourse debt outstanding at September 30, 2007 becomes due in fiscal 2008 and 2009 as follows: $7.3 million and $3.8 million, respectively.

12.	Warranty and Guarantee Arrangements

        The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer. Amounts expensed were $57.2 million, $42.3 million and $25.0 million in fiscal 2007, 2006 and 2005, respectively.

        Changes in the Company’s warranty liability during fiscal 2007 and fiscal 2006 were as follows (in millions):

	Fiscal Year Ended September 30,
	2007	2006
Balance at beginning of year	$56.9	$39.5
Warranty provisions	59.8	33.7
Settlements made	(47.5)	(29.4)
Changes in liability for pre-existing warranties, net	(2.6)	8.6
Acquisitions	20.8	4.2
Foreign currency translation adjustment	0.8	0.3

Balance at end of year	$88.2	$56.9

        The decrease in the liability for pre-existing warranties from fiscal 2006 to fiscal 2007 was principally due to favorable performance in the defense segment, which is experiencing lower warranty claims since the start of the conflicts in Afghanistan and Iraq, and lower field warranty campaigns in the fire & emergency and commercial segments.

        In the fire & emergency segment, the Company provides guarantees of certain customers’ obligations under deferred payment contracts and lease payment agreements to third parties. The guarantees are limited to $1.0 million per year in total and are supported by the residual value of the underlying equipment. The Company’s actual losses under these guarantees over the last ten years have been negligible. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for all such guarantees issued after January 1, 2003, the Company has recorded the fair value of the guarantee as a liability and a reduction of the initial revenue recognized on the sale of equipment. Liabilities accrued since January 1, 2003 for such guarantees were not significant.

        In the access equipment segment, the Company is party to multiple agreements whereby it guarantees $188.0 million in indebtedness of others, including $111.4 million maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party debt. As of September 30, 2007, 33% of the Company’s third party debt guarantee obligations related to one customer. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability, among other things, to take possession of the underlying collateral. At September 30, 2007, the Company had recorded $3.9 million of liabilities related to these agreements. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional accruals may be required. While the Company believes it is unlikely that it would experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations, and in the event that occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of those reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, the finance company’s inability to provide the Company clear title to foreclosed equipment and other conditions.

        In connection with certain products within the access equipment segment, the Company has offered trade-in incentives whereby customers are granted pre-determined trade-in values subject to the purchase of new equipment. The Company has established that the difference between the trade-in values and the estimated fair value of the underlying equipment was approximately $13.1 million at September 30, 2007. The amount has been recorded as a current liability at September 30, 2007. The actual amount of the liability related to these trade-in rights is highly dependent on a number of factors, including overall economic conditions.

13.	Derivative Financial Instruments and Hedging Activities

        Historically, the Company has used forward foreign exchange currency contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. Historically, the Company has designated these hedges as either cash flow hedges or fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as follows:

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

        To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. See Note 11 of the Notes to Consolidated Financial Statements for information regarding the interest rate swap.

        At September 30, 2007, the U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with SFAS No. 133 totaled $16.7 million in notional amounts, including $9.6 million in contracts to purchase Euro and $7.1 million in contracts to sell Euro. These contracts have been designated as cash flow hedges. At September 30, 2007, net unrealized losses (net of related tax effect of $0.1 million) related to foreign exchange forward contracts totaling $0.2 million have been included in accumulated other comprehensive income (loss). All balances are expected to be reclassified from accumulated other comprehensive income (loss) to earnings during the next twelve months due to actual export sales and sales of products whose underlying costs contain purchases denominated in foreign currencies. Net gains or losses related to hedge ineffectiveness included in income on instruments designated as hedges in accordance with SFAS No. 133 were insignificant for all years presented.

        The Company has entered into forward foreign exchange currency contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under SFAS No. 133, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives are included in the Consolidated Balance Sheet in other current assets and other current liabilities. At September 30, 2007, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $265.8 million in notional amounts, including $107.5 million in contracts to sell Euro, $60.5 million in contracts to sell Australian dollars, $42.4 million in contracts to buy Australian dollars, $2.0 million in contracts to sell U.K. pounds sterling, $6.1 million in contracts to buy U.K. pounds sterling, and $47.3 million in contracts to sell U.K. pounds sterling and purchase Euro. The mark-to-market impacts related to the above forward contracts at September 30, 2007 were losses of approximately $2.7 million which are included in “Miscellaneous, net” in the Consolidated Statements of Income along with mark-to-market adjustments on outstanding non-functional currency denominated receivables and payables.

        Fair Market Value of Financial Instruments – The fair market value of all open derivative contracts at September 30, 2007 and 2006 was $(21.4) million and $(5.7) million, respectively, and recorded in the Consolidated Balance Sheets as follows (in millions):

	September 30,
	2007	2006
Other current assets	$5.3	$0.5
Other current liabilities	(7.8)	(6.2)
Other long-term liabilities	(18.9)	--

	$(21.4)	$(5.7)

14.	Shareholders’ Equity

        On May 3, 2005, a sufficient number of shareholders of unlisted Class A Common Stock converted their shares to New York Stock Exchange – listed Common Stock, on a share-for-share basis, which resulted in the remaining Class A shares being automatically converted into shares of Common Stock on the same basis pursuant to the Company’s Articles of Incorporation. As a result of the conversion, the Company now has a single class of stock, and shares of Common Stock that previously had limited voting rights now carry full voting rights.

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

        In July 1995, the Company authorized the buyback of up to 6,000,000 shares of the Company’s Common Stock. As of September 30, 2007 and 2006, the Company had purchased 2,769,210 shares of its Common Stock at an aggregate cost of $6.6 million.

15.	Stock Options, Nonvested Stock, Performance Shares and Common Stock Reserved

        At September 30, 2007, the Company had reserved 5,273,595 shares of Common Stock to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards. Under the 2004 Incentive Stock and Awards Plan (“the 2004 Plan”), which replaced the 1990 Incentive Stock Plan, as amended (the “1990 Plan”) (collectively, “equity-based compensation plans”), officers, other key employees and directors may be granted options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Participants may also be awarded grants of nonvested stock and performance shares under the 2004 Plan. The 2004 Plan expires on February 3, 2014. Options and nonvested stock awards generally become exercisable ratably on the first, second and third anniversary of the date of grant. In fiscal 2002, the Company granted certain officers 280,000 shares of nonvested Common Stock under the 1990 Plan which vest in fiscal 2008 after a six-year retention period. There are no vesting provisions tied to performance conditions for any outstanding options and nonvested stock awards. Vesting for all outstanding options or nonvested stock awards is based solely on continued service as an employee of the Company and generally vest upon retirement. Options to purchase shares expire not later than ten years and one month after the grant of the option. Performance share awards vest at the end of the third fiscal year following the grant date and are earned only if the Company’s total shareholder return over the three years compares favorably to that of a comparator group of companies.

        The Company recognizes compensation expense for stock option, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Consolidated Statements of Income for fiscal 2007, 2006 and 2005 was $11.7 million ($8.4 million net of tax), $11.1 million ($7.4 million net of tax) and $3.0 million ($2.4 million net of tax), respectively.

        Prior to the adoption of SFAS No. 123(R), the Company reported all tax benefits resulting from the exercise of stock options and the vesting of nonvested stock awards as operating cash flows in the Company’s Consolidated Statements of Cash Flows. In accordance with SFAS No. 123(R), the Company reported the excess tax benefits from the exercise of stock options and the vesting of nonvested stock awards as financing cash flows beginning in fiscal 2006. For fiscal 2007 and 2006, $6.0 million and $4.1 million, respectively, of excess tax benefits were reported as financing cash flows rather than operating cash flows. For fiscal 2005, the excess tax benefits of $23.7 million was included in operating cash flows.

        Information related to the Company’s equity-based compensation plans in effect as of September 30, 2007 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	3,141,994	$32.71	2,131,601
Equity compensation plans not approved by security holders	--	--	--

Total	3,141,994	$32.71	2,131,601

        Stock Options – For fiscal 2007 and 2006, the Company recorded $7.1 million and $6.5 million, respectively, of stock-based compensation expense in selling, general and administrative expense in the accompanying Consolidated Statements of Income associated with outstanding unvested stock options.

        A summary of the Company’s stock option activity for the three years ended September 30, 2007 is as follows:

	Fiscal Year Ended September 30,
	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of
the year	2,937,594	$25.30	2,868,506	$20.16	5,087,608	$12.75
Options granted	640,750	54.60	398,788	50.02	425,700	40.75
Options forfeited	(3,000)	19.75	--	--	(6,000)	19.75
Options exercised	(433,350)	14.92	(329,700)	10.50	(2,638,802)	9.19

Options outstanding, end of the year	3,141,994	$32.71	2,937,594	$25.30	2,868,506	$20.16

Options exercisable, end of the year	2,094,472	$23.27	2,128,686	$18.43	1,851,264	$14.35

        The Company continues to use the Black-Scholes valuation model to value stock options utilizing the following weighted average assumptions:

	Fiscal Year Ended September 30,
Options Granted During	2007	2006	2005
Assumptions:
Risk-free interest rate	4.23%	4.73%	4.00%
Expected volatility	32.02%	33.70%	31.00%
Expected dividend yield	0.75%	0.75%	0.67%
Expected term (in years)	5.44	5.40	4.27

        The Company used the Company’s historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant. The expected option term represents the period of time that the options granted are expected to be outstanding and was based on historical experience. The weighted average fair values for stock option grants during fiscal 2007, 2006 and 2005 were $18.78, $18.23 and $12.08, respectively.

        As of September 30, 2007, the Company had $12.3 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted average period of 2.7 years.

        Stock options outstanding as of September 30, 2007 were as follows (in millions, except share and per share amounts):

Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 2.79 - $ 7.63	121,004	1.6	$ 6.10	$ 6.8
$ 9.78 - $19.75	1,215,334	5.3	16.74	55.0
$28.27 - $36.95	389,717	6.8	29.10	12.8
$41.04 - $59.58	1,415,939	9.1	49.69	17.3

	3,141,994	7.1	32.71	$ 91.9

        Stock options exercisable as of September 30, 2007 were as follows (in millions, except share and per share amounts):

Price Range	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 2.79 - $ 7.63	121,004	1.6	$ 6.10	$ 6.8
$ 9.78 - $19.75	1,215,334	5.3	16.74	55.0
$28.27 - $36.95	380,564	6.8	28.91	12.6
$41.04 - $59.58	377,570	8.3	44.14	6.7

	2,094,472	5.9	23.27	$ 81.1

        The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company’s Common Stock. Total intrinsic value of options exercised for fiscal 2007, 2006 and 2005 was $17.3 million, $11.6 million and $64.2 million, respectively.

        Net cash proceeds from the exercise of stock options were $6.5 million, $3.4 million and $24.2 million for fiscal 2007, 2006 and 2005, respectively. The actual income tax benefit realized totaled $6.7 million, $4.6 million and $25.3 million, for those same periods.

        Nonvested Stock Awards – Compensation expense related to nonvested stock awards of $4.6 million, $4.6 million and $3.0 million in fiscal 2007, 2006 and 2005, respectively, was recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Income.

        A summary of the Company’s nonvested stock activity for the three years ended September 30, 2007 is as follows:

	Fiscal Year Ended September 30,
	2007		2006		2005
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of the year	438,796	$24.43	435,012	$21.57	402,400	$18.82
Granted	55,825	54.14	69,038	50.40	73,400	40.34
Forfeited	--	--	--	--	--	--
Vested	(87,411)	37.13	(65,254)	32.79	(40,788)	28.27

Nonvested, end of the year	407,210	$25.78	438,796	$24.43	435,012	$21.57

        As of September 30, 2007, there was $3.3 million of unrecognized compensation expense related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during fiscal 2007, 2006 and 2005 was $4.9 million, $3.3 million and $1.7 million, respectively.

        Performance Share Awards – In fiscal 2007, the Company granted certain executives awards for an aggregate of 50,500 performance shares that vest at the end of the third fiscal year following the grant date. Executives earn performance shares only if the Company’s total shareholder return over the three years compares favorably to that of a comparator group of companies. Potential payouts range from zero to 200 percent of the target awards. The grant date fair values of the 2007 performance share awards were estimated using a Monte Carlo simulation model utilizing the following weighted average assumptions:

Assumptions:
Risk-free interest rate	4.95%
Expected volatility	27.97%
Expected life (in years)	3.00

        The Company used the Company’s historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant. The expected life is based on the vesting period (term). The weighted average fair value for performance share awards granted during fiscal 2007 was $35.12. Compensation expense of $0.1 million related to performance share awards was recorded in fiscal 2007 in selling, general and administrative expense in the accompanying Consolidated Statements of Income.

16.	Earnings Per Share

        As a result of the conversion of all of the Company’s Class A Common Stock to New York Stock Exchange – listed Common Stock, earnings per share for Class A Common Stock is no longer presented. The following table reconciles net income to net income available to Common Stock holders for purposes of the computation of basic and diluted earnings per share (in millions):

	Fiscal Year Ended September 30,
	2007	2006	2005
Income available to Common Stock holders:
Net income	$268.1	$205.5	$160.2
Class A Common Stock	--	--	1.7

Basic income available to Common Stock holders	$268.1	$205.5	$158.5

Diluted income available to Common Stock holders	$268.1	$205.5	$160.2

        The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Fiscal Year Ended September 30,
	2007	2006	2005
Basic weighted average shares outstanding	73,562,307	73,159,887	71,293,745
Effect of dilutive securities:
Class A Common Stock	--	--	944,541
Stock options and incentive compensation awards	1,268,524	1,239,991	1,383,566

Diluted weighted average shares outstanding	74,830,831	74,399,878	73,621,852

        Options to purchase 749,750, 26,000 and 395,200 shares of Common Stock were outstanding in fiscal 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. Nonvested stock awards of 11,000 and 73,400 shares outstanding in fiscal 2006 and 2005, respectively, were not included in the computation of earnings per share since the awards were anti-dilutive.

17.	Employee Benefit Plans

        The Company and certain of its subsidiaries sponsor multiple defined benefit pension plans and postretirement benefit plans covering certain Oshkosh, the Geesink Norba Group, JLG and Pierce employees and certain Oshkosh, JLG and Kewaunee retirees and their spouses, respectively. The pension plans provide benefits based on compensation, years of service and date of birth. The postretirement benefit plans provide health benefits based on years of service and date of birth. The Company’s policy is to fund the pension plans in amounts that comply with contribution limits imposed by law. Requirements of the Company’s postretirement benefit plans are funded as benefit payments are made.

        The Company adopted SFAS No. 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement benefits plans in its Consolidated Balance Sheet and related disclosure provisions, on September 30, 2007. Funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets. Upon adoption, the Company recorded an adjustment to accumulated other comprehensive income representing the recognition of previously unrecorded pension and postretirement healthcare liabilities related to net unrecognized actuarial losses, unrecognized prior service costs and unrecognized prior service credits. These amounts will be subsequently recognized as a component of net periodic pension cost pursuant to the Company’s historical accounting policy for recognizing such amounts.

        The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s Consolidated Balance Sheet at September 30, 2007 are presented in the following table (in millions). The adoption of SFAS No. 158 had no effect on the Company’s Consolidated Statement of Income for the year ended September 30, 2007, or for any prior period presented, and it will not affect the Company’s operating results in future periods.

	September 30, 2007
	Prior to Adoption of SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported
Long-term prepaid pension asset	$55.0	$(47.1)	$7.9
Intangible asset	8.2	(8.2)	--
Deferred income taxes, net	5.6	17.0	22.6
Current accrued pension and other postretirement liability	--	(3.1)	(3.1)
Long-term accrued pension and other postretirement liability	(69.5)	15.2	(54.3)
Accumulated other comprehensive loss	8.9	26.2	35.1

        Amounts included in accumulated other comprehensive income, net of tax, at September 30, 2007 which have not yet been recognized in net periodic benefit cost are as follows (in millions):

	Pension and SERP	Postretirement Health and Other
Prior service cost	$8.3	$--
Net actuarial loss	23.5	3.3

	$31.8	$3.3

        Included in accumulated other comprehensive income at September 30, 2007 are prior service costs of $1.2 million ($0.7 million net of tax) and unrecognized net actuarial losses of $1.9 million ($1.1 million net of tax) expected to be recognized in pension and SERP net periodic benefit costs during the year ended September 30, 2008.

        Included in accumulated other comprehensive income at September 30, 2007 are unrecognized net actuarial losses of $0.2 million ($0.1 million net of tax) expected to be recognized in postretirement healthcare benefits net periodic benefit costs during the year ended September 30, 2008.

        The following provides a reconciliation of obligations, plan assets and funded status of the Company’s defined benefit pension plans and postretirement benefit plans (in millions):

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Health and Other
	2007	2006	2007	2006	2007	2006
Change in benefit obligations
Benefit obligations at October 1	$149.7	$143.9	$14.9	$11.2	$29.7	$28.7
Acquisition	3.4	--	12.3	--	3.6	--
Service cost	9.9	9.2	1.4	0.8	1.7	1.7
Interest cost	9.1	7.6	1.3	0.6	1.8	1.5
Actuarial (gains) losses	(6.3)	(9.0)	(6.1)	2.0	(3.6)	(1.7)
Participant contributions	--	--	0.4	0.1	--	--
Plan amendments	6.7	0.6	--	--	--	--
Benefits paid	(3.0)	(2.6)	(0.8)	(0.5)	(1.6)	(0.5)
Currency translation adjustments	--	--	1.7	0.7	--	--

Benefit obligation at September 30	$169.5	$149.7	$25.1	$14.9	$31.6	$29.7

Change in plan assets
Fair value of plan assets at October 1	$140.7	$112.7	$11.2	$9.2	$--	$--
Acquisition	--	--	6.9	--	--	--
Actual return on plan assets	15.9	6.4	1.9	1.3	--	--
Company contributions	0.1	24.2	2.1	0.5	1.6	0.5
Participant contributions	--	--	0.3	0.1	--	--
Benefits paid	(3.0)	(2.6)	(0.8)	(0.5)	(1.6)	(0.5)
Currency translation adjustments	--	--	1.4	0.6	--	--

Fair value of plan assets at September 30	$153.7	$140.7	$23.0	$11.2	$--	$--

Reconciliation of funded status
Funded status of plan - over (under) funded	$(15.8)	$(9.0)	$(2.1)	$(3.7)	$(31.6)	$(29.7)
Unrecognized net actuarial losses	--	55.3	--	2.3	--	9.0
Unamortized prior service cost	--	8.0	--	--	--	--

Prepaid (accrued) benefit cost	$(15.8)	$54.3	$(2.1)	$(1.4)	$(31.6)	$(20.7)

Recognized in consolidated balance sheet at September 30
Prepaid benefit cost (long-term asset)	$7.5	$66.2	$0.4	$--	$--	$--
Accrued benefit liability (current liability)	(0.3)	--	--	--	(2.8)	--
Accrued benefit liability (long-term liability)	(23.0)	(11.9)	(2.5)	(1.4)	(28.8)	(20.7)

Prepaid (accrued) benefit cost	$(15.8)	$54.3	$(2.1)	$(1.4)	$(31.6)	$(20.7)

Weighted-average assumptions as of September 30
Discount rate	6.00%	5.75%	5.90%	5.00%	6.00%	5.75%
Expected return on plan assets	8.00%	8.25%	6.20%	6.00%	n/a	n/a
Rate of compensation increase	4.39%	4.50%	4.20%	4.20%	n/a	n/a

        Under-funded or non-funded pension benefit plans with projected benefit obligations in excess of plan assets are as follows (in millions):

	September 30,
	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Projected benefit obligations	$133.3	$78.6	$11.2	$14.9
Fair value of plan assets	110.0	60.5	8.6	11.2

        Pension benefit plans with accumulated benefit obligations in excess of plan assets are as follows (in millions):

	September 30,
	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Accumulated benefit obligation	$62.3	$13.3	$10.6	$--
Fair value of plan assets	44.1	--	8.6	--

        The following table summarizes the components of net periodic benefit cost for fiscal years ended September 30 (in millions):

	Pension Benefits						Postretirement
	U.S. Plans			Non-U.S. Plans			Health and Other
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost
Service cost	$9.9	$9.2	$6.8	$1.4	$0.8	$0.7	$1.7	$1.7	$1.1
Interest cost	9.1	7.5	6.4	1.3	0.6	0.5	1.8	1.5	1.1
Expected return on plan assets	(11.5)	(9.6)	(7.6)	(1.1)	(0.6)	(0.5)	--	--	--
Amortization of prior service cost	1.2	0.8	0.8	--	--	--	--	--	--
Amortization of transition asset	--	(0.1)	(0.1)	--	--	--	--	--	--
Amortization of net actuarial losses	2.7	3.5	2.0	0.1	--	--	0.4	0.5	0.1

Net periodic benefit cost	$11.4	$11.3	$8.3	$1.7	$0.8	$0.7	$3.9	$3.7	$2.3

Weighted-average assumptions
Discount rate	5.76%	5.25%	5.75%	5.00%	5.00%	5.60%	5.75%	5.25%	5.75%
Expected return on plan assets	8.25%	8.25%	8.25%	6.00%	6.00%	6.50%	n/a	n/a	n/a
Rate of compensation increase	4.57%	4.50%	4.50%	4.20%	3.80%	3.90%	n/a	n/a	n/a

        The accumulated benefit obligation for all defined benefit pension plans was $203.9 million and $144.6 million at September 30, 2007 and 2006, respectively.

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 9.0% in fiscal 2007, declining to 5.5% in fiscal 2014. If the health care cost trend rate was increased by 1%, the accumulated postretirement benefit obligation at September 30, 2007 would increase by $3.3 million and net periodic postretirement benefit cost for fiscal 2007 would increase by $0.6 million. A corresponding decrease of 1% would decrease the accumulated postretirement benefit obligation at September 30, 2007 by $3.0 million and net periodic postretirement benefit cost for fiscal 2007 would decrease by $0.5 million.

        The Company’s Board of Directors has appointed an Investment Committee (“Committee”) to manage the investment of the Company’s pension plan assets. The Committee has established and operates under an Investment Policy. The Committee determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets and an advisor to monitor the performance of the investment managers. The Investment Policy prohibits certain investment transactions, such as commodity contracts, margin transactions and short selling, unless the Committee gives prior approval. The weighted average of the Company’s and its subsidiaries pension plan asset allocations and target allocations at September 30, 2007 and 2006, by asset category, are as follows:

U.S. Plans				Non-U.S. Plans
	Target %	2007	2006		Target %	2007	2006
Asset Category				Asset Category
Fixed income	30% - 40%	36%	42%	UK equities	25%	33%	25%
Large-cap growth	25% - 35%	30%	26%	Non-UK equities	25%	33%	25%
Large-cap value	5% - 15%	11%	10%	Government bonds	35%	24%	36%
Mid-cap value	5% - 15%	12%	11%	Corporate bonds	15%	10%	14%
Small-cap value	5% - 15%	11%	11%
Venture capital	0% - 5%	0%	0%

		100%	100%			100%	100%

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

        The plans’ expected return on assets is based on management’s and the Committee’s expectations of long-term average rates of return to be achieved by the plans’ investments. These expectations are based on the plans’ historical returns and expected returns for the asset classes in which the plans are invested.

        The Company expects to contribute approximately $5.0 million to $10.0 million to its pension plans in fiscal 2008. The Company’s estimated future benefit payments under Company sponsored plans are as follows (in millions):

Fiscal Year Ending	Pension Benefits			Other Postretirement
September 30,	U.S. Plans	Non-U.S. Plans	Non-Qualified	Benefits
2008	$ 2.7	$ 0.3	$ 0.3	$ 2.8
2009	3.2	0.4	0.4	2.4
2010	3.8	0.4	0.4	2.1
2011	4.5	1.0	0.4	2.2
2012	5.1	0.7	3.6	2.2
2013-2016	35.8	6.5	13.2	12.3

        The Company has defined contribution 401(k) plans covering substantially all employees. The plans allow employees to defer 2% to 19% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions which are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for Company matching contributions were $13.7 million, $3.8 million and $3.3 million in fiscal 2007, 2006 and 2005, respectively. The increase in Company matching contributions in fiscal 2007 was due to the acquisition of JLG.

18.	Income Taxes

        Pre-tax income (loss) from operations for the fiscal years ended September 30 was taxed in the following jurisdictions (in millions):

	Fiscal Year Ended September 30,
	2007	2006	2005
Domestic	$354.2	$315.3	$266.1
Foreign	41.5	9.6	(6.0)

	$395.7	$324.9	$260.1

        Significant components of the provision (credit) for income taxes are as follows (in millions):

	Fiscal Year Ended September 30,
	2007	2006	2005
Allocated to Income Before Equity in Earnings
of Unconsolidated Affiliates and Minority Interest
Current:
Federal	$99.1	$123.0	$86.6
Foreign	11.6	5.4	2.3
State	11.0	12.4	9.4

Total current	121.7	140.8	98.3

Deferred:
Federal	16.0	(16.8)	5.5
Foreign	(4.3)	(0.9)	(2.6)
State	1.8	(1.9)	1.0

Total deferred	13.5	(19.6)	3.9

	$135.2	$121.2	$102.2

Allocated to Other Comprehensive Income
Deferred federal, state and foreign	$(25.3)	$22.1	$(10.1)

        The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

	Fiscal Year Ended September 30,
	2007	2006	2005
Effective Rate Reconciliation
U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net	1.5	3.3	4.1
Foreign taxes	(0.9)	(0.2)	(0.7)
European tax incentive	(1.9)	--	--
Valuation allowance	1.6	0.5	1.1
Tax credits	(1.7)	(1.0)	(0.3)
Manufacturing deduction	(0.8)	(0.7)	--
Other, net	1.4	0.4	0.1

	34.2%	37.3%	39.3%

        The Company is party to a tax incentive agreement (“incentive”) covering certain of its European operations. The incentive provides for a reduction in the Company’s effective income tax rate through allowable deductions that are subject to recapture to the extent that certain conditions are not met, including a requirement to have minimum cumulative operating income over a multiple-year period ending in fiscal 2013. In fiscal 2007, as a result of this incentive, the Company recognized approximately €16.5 million of deductions which resulted in a $7.5 million reduction in the Company’s provision for income taxes. Should the Company reach the maximum level of cumulative operating income under this incentive, aggregate additional deductions of €97.0 million would be available to offset the Company’s future taxable income, although the amount of deductions allowed in any particular tax year are limited by the incentive.

        Deferred income tax assets and liabilities are comprised of the following (in millions):

	September 30,
	2007	2006
Deferred Tax Assets and Liabilities
Deferred tax assets:
Other long-term liabilities	$15.2	$21.2
Accrued warranty	28.8	19.1
Other current liabilities	33.9	12.9
Other long-term assets	24.8	--
Payroll-related obligations	11.6	10.2
Receivables	9.0	2.3
Inventories	1.0	7.3
Other	23.8	12.8

Gross deferred tax assets	148.1	85.8
Less valuation allowance	(14.3)	(7.9)

Deferred tax assets	133.8	77.9
Deferred tax liabilities:
Intangible assets	343.7	60.0
Investment in unconsolidated partnership	20.1	20.1
Property, plant and equipment	29.5	19.4
Other long-term assets	--	25.0
Other	3.1	0.2

Deferred tax liabilities	396.4	124.7

Net deferred tax liability	$(262.6)	$(46.8)

        The net deferred tax liability is classified in the consolidated balance sheets as follows (in millions):

	September 30,
	2007	2006
Current net deferred tax asset	$77.5	$53.2
Non-current net deferred tax liability	(340.1)	(100.0)

	$(262.6)	$(46.8)

        As of September 30, 2007, the Company had $84.7 million of net operating loss carryforwards available to reduce future taxable income of certain foreign subsidiaries. Such NOL carryforwards expire in accordance with provisions of applicable tax laws and primarily have unlimited lives. The deferred tax asset for foreign NOL carryforwards aggregated $22.0 million at September 30, 2007 and is reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies, and projections of future taxable income. As a result of its analysis, the Company has recorded a valuation allowance of $14.3 million at September 30, 2007.

        The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested. At September 30, 2007, these earnings amounted to approximately $46.1 million. If these earnings were repatriated to the United States, income taxes the Company would be required to accrue and pay would be immaterial.

19.	Contingencies, Significant Estimates and Concentrations

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

        At September 30, 2007 and 2006, the Company had reserves of $4.1 million and $5.2 million, respectively, for losses related to environmental matters that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

        The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $249.7 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $24.6 million at September 30, 2007.

        Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. At September 30, 2007 and 2006, the Company had reserved $88.2 million and $56.9 million, respectively, for warranty claims. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise which are beyond the scope of the Company’s historical experience. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience.

        Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $3.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2007 and 2006, the reserve for product and general liability claims was $51.6 million (including $29.2 million acquired with JLG) and $14.2 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

        At September 30, 2007, approximately 17% of the Company’s workforce was covered under collective bargaining agreements.

        The Company derives a significant portion of its revenue from the DoD, as follows (in millions):

	Fiscal Year Ended September 30,
	2007	2006	2005
DoD	$1,435.4	$1,189.6	$1,009.5
Foreign Military Sales	22.1	21.2	6.0

Total DoD Sales	$1,457.5	$1,210.8	$1,015.5

        No other customer represented more than 10% of sales for fiscal 2007, 2006 and 2005.

        Certain risks are inherent in doing business with the DoD, including technological changes and changes in levels of defense spending. All DoD contracts contain a provision that they may be terminated at any time at the convenience of the government. In such an event, the Company is entitled to recover allowable costs plus a reasonable profit earned to the date of termination.

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

20.	Business Segment Information

        The Company is organized into four reportable segments based on the internal organization used by management for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained. Segments are as follows:

        Access Equipment: This segment consists of JLG. JLG manufactures aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. Access equipment customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and the U.S. military. Sales to one customer accounted for 14.8%, of the segment’s sales for the year ended September 30, 2007.

        Defense: This segment consists of a division of Oshkosh that manufactures heavy- and medium-payload tactical trucks and supply parts and services for the U.S. military and for other militaries around the world. Sales to the DoD accounted for 92.0% of the segment’s sales for the year ended September 30, 2007.

        Fire & Emergency: This segment includes Pierce, JerrDan, Medtec, Kewaunee, BAI, OSV and the aircraft rescue and firefighting and snow removal divisions of Oshkosh. These units manufacture and market commercial and custom fire vehicles, broadcast vehicles and emergency vehicles primarily for fire departments, airports, other governmental units, hospitals and other care providers, broadcast stations and towing companies in the U.S. and abroad.

        Commercial: This segment includes McNeilus, the Geesink Norba Group, CON-E-CO, London, IMT and the commercial division of Oshkosh. McNeilus, CON-E-CO, London and Oshkosh manufacture, market and distribute concrete mixers, portable concrete batch plants and vehicle and vehicle body components. McNeilus and the Geesink Norba Group manufacture, market and distribute refuse collection vehicles and components and the Geesink Norba Group manufactures and markets waste collection systems and components. IMT is a manufacturer of field service vehicles and truck-mounted cranes for niche markets. Sales are made primarily to commercial and municipal customers in the Americas and Europe.

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

        Selected financial data by business segment is as follows (in millions):

	Fiscal Year Ended September 30,
	2007	2006	2005
Net sales to unaffiliated customers:
Access equipment	$2,539.5	$--	$--
Defense	1,416.5	1,317.2	1,061.1
Fire & emergency	1,142.2	961.5	841.5
Commercial	1,248.3	1,190.3	1,085.7
Corporate and other	(39.2)	(41.6)	(28.4)

Consolidated	$6,307.3	$3,427.4	$2,959.9

        Intersegment sales are primarily between the fire & emergency segment and the defense segment.

	Fiscal Year Ended September 30,
	2007	2006	2005
Operating income (expense):
Access equipment	$268.4	$--	$--
Defense	245.0	242.2	210.2
Fire & emergency	107.5	90.0	79.6
Commercial	57.7	66.2	23.8
Corporate and other	(88.3)	(72.5)	(46.4)

Consolidated operating income	590.3	325.9	267.2
Interest expense net of interest income	(194.5)	(0.8)	(5.2)
Miscellaneous other income (expense)	(0.1)	(0.2)	(1.9)

Income before provision for income taxes,
equity in earnings of unconsolidated affiliates
and minority interest	$395.7	$324.9	$260.1

	Fiscal Year Ended September 30,
	2007	2006	2005
Depreciation and amortization:
Access equipment	$76.1	$--	$--
Defense	7.1	6.5	4.6
Fire & emergency	17.2	12.7	10.7
Commercial	22.1	18.0	16.1
Corporate and other	6.5	0.3	0.3

Consolidated	$129.0	$37.5	$31.7

Capital expenditures:
Access equipment	$46.1	$--	$--
Defense	17.6	12.6	14.7
Fire & emergency	16.1	26.9	12.3
Commercial	22.2	16.5	16.2

Consolidated	$102.0	$56.0	$43.2

	September 30,
	2007	2006	2005
Identifiable assets:
Access equipment:
U.S.	$2,845.0	$--	$--
Europe(a)	1,032.1	--	--
Rest of world	282.5	--	--

Total access equipment	4,159.6	--	--
Defense - U.S.	251.5	244.1	275.7
Fire & emergency:
U.S.	761.3	732.1	516.7
Europe	119.0	120.1	59.2

Total fire & emergency	880.3	852.2	575.9
Commercial:
U.S.(a)	670.3	731.4	497.8
Other North America(a)	34.5	25.3	21.4
Europe	306.8	257.7	248.3

Total Commercial	1,011.6	1,014.4	767.5
Corporate and other - U.S.	96.8	0.2	99.2

Consolidated	$6,399.8	$2,110.9	$1,718.3

(a) Includes investment in unconsolidated affiliates.

        The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2007	2006	2005
Net sales:
United States	$4,745.5	$2,820.6	$2,500.4
Other North America	212.8	76.3	35.9
Europe, Africa and Middle East	1,083.7	431.8	384.2
Rest of world	265.3	98.7	39.4

Consolidated	$6,307.3	$3,427.4	$2,959.9

21.	Unaudited Quarterly Results (in millions, except per share amounts)

	Fiscal Year Ended September 30, 2007				Fiscal Year Ended September 30, 2006
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Net sales	$1,792.4	$1,847.3	$1,660.7	$1,006.8	$904.4	$887.9	$844.8	$790.3
Gross income	327.3	328.4	274.3	172.7	154.7	155.3	149.4	148.9
Net income	85.4	90.6	50.9	41.2	49.2	53.4	49.8	53.1
Earnings per share:
Basic	$1.16	$1.23	$0.69	$0.56	$0.67	$0.73	$0.68	$0.73
Diluted	1.14	1.21	0.68	0.55	0.66	0.72	0.67	0.72
Common Stock per share dividends	$0.1000	$0.1000	$0.1000	$0.1000	$0.1000	$0.1000	$0.1000	$0.0675

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.	CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2007. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

        The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of September 30, 2007, the Company’s internal controls over financial reporting were effective based on that framework.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, which is included herein.

        Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

        Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

        The Company has no information to report pursuant to Item 9B.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information to be included under the captions “Governance of the Company – The Board of Directors,” “Governance of the Company – Committees of the Board of Directors – Audit Committee” and “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 5, 2008, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this report.

        The Company has adopted the Oshkosh Truck Corporation Code of Ethics Applicable to Directors and Senior Executives that applies to the Company’s Directors, Chairman of the Board and Chief Executive Officer, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, the Company’s Senior Vice President Finance and Controller and other persons performing similar functions. The Company has posted a copy of the Oshkosh Truck Corporation Code of Ethics Applicable to Directors and Senior Executives on the Company’s website at www.oshkoshtruckcorporation.com, and any such Code of Ethics is available in print to any shareholder who requests it from the Company’s Secretary. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Oshkosh Truck Corporation Code of Ethics Applicable to Directors and Senior Executives by posting such information on its website at www.oshkoshtruckcorporation.com.

        The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report.

ITEM 11.	EXECUTIVE COMPENSATION

        The information to be included under the captions “Report of the Human Resources Committee,” “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation” contained in the Company’s definitive proxy statement for the annual meeting of shareholders on February 5, 2008, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information to be included under the caption “Stock Ownership – Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 5, 2008, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Equity Compensation Plan Information

        The following table provides information about the Company’s equity compensation plans as of September 30, 2007.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans
approved by security holders
	3,141,994	$32.71	2,131,601
Equity compensation plans not
approved by security holders
	--	n/a	--

Total	3,141,994	$32.71	2,131,601

(1)	Represents options to purchase the Company’s Common Stock granted under the Company’s 1990 Incentive Stock Plan, as amended, and the Company’s 2004 Incentive Stock and Awards Plan, both of which were approved by the Company’s shareholders.
(2)	Excludes 280,000 shares of nonvested Common Stock subject to vesting after a six-year retention period and 127,210 shares of nonvested Common Stock subject to a three-year vesting period, previously issued under the Company’s 1990 Incentive Stock Plan, as amended, and the Company’s 2004 Incentive Stock and Awards Plan, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information to be included under the caption “Governance of the Company – The Board of Directors,” “Executive Compensation – Pension Benefits,” “Executive Compensation – Potential Payments Upon Termination or Change in Control” and “Governance of the Company – Policies and Procedures Regarding Related Person Transactions” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 5, 2008, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information to be included under the caption “Report of the Audit Committee” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 5, 2008, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements: The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm included in the Annual Report to Shareholders for the fiscal year ended September 30, 2007, are contained in Item 8:

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended September 30, 2007, 2006 and 2005
Consolidated Balance Sheets at September 30, 2007 and 2006
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

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

OSHKOSH TRUCK CORPORATION
November 21, 2007	By /S/ Robert G. Bohn
Robert G. Bohn, Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

November 21, 2007	By /S/ Robert G. Bohn
Robert G. Bohn, Chairman and Chief Executive Officer
(Principal Executive Officer)
November 21, 2007	By /S/ David M. Sagehorn
David M. Sagehorn, Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial Officer)
November 21, 2007	By /S/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance
and Controller (Principal Accounting Officer)
November 21, 2007	By /S/ J. William Andersen
J. William Andersen, Director
November 21, 2007	By /S/ Robert A. Cornog
Robert A. Cornog, Director
November 21, 2007	By /S/ Richard M. Donnelly
Richard M. Donnelly, Director
November 21, 2007	By /S/ Donald V. Fites
Donald V. Fites, Director
November 21, 2007	By /S/ Frederick M. Franks, Jr.
Frederick M. Franks, Jr., Director
November 21, 2007	By /S/ Michael W. Grebe
Michael W. Grebe, Director
November 21, 2007	By /S/ Kathleen J. Hempel
Kathleen J. Hempel, Director
November 21, 2007	By /S/ Harvey N. Medvin
Harvey N. Medvin, Director
November 21, 2007	By /S/ J. Peter Mosling, Jr.
J. Peter Mosling, Jr., Director
November 21, 2007	By /S/ Timothy J. Roemer
Timothy J. Roemer, Director
November 21, 2007	By /S/ Richard G. Sim
Richard G. Sim, Director
November 21, 2007	By /S/ Charles L. Szews
Charles L. Szews, Director, President and Chief Operating Officer

SCHEDULE II

OSHKOSH TRUCK CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended September 30, 2007, 2006 and 2005
(In millions)

Fiscal Year	Balance at Beginning of Year	Acquisitions of Businesses	Additions Charged to Expense	Reductions*	Balance at End of Year
2005	$6.9	$0.1	$0.6	$(1.2)	$6.4

2006	$6.4	$0.8	$0.3	$(0.5)	$7.0

2007	$7.0	$11.9	$10.7	$(0.7)	$28.9

* Represents amounts written off to the reserve, net of recoveries and foreign currency translation adjustments.

OSHKOSH TRUCK CORPORATION

EXHIBIT INDEX
2007 ANNUAL REPORT ON FORM 10-K

3.1	Amended and Restated Articles of Incorporation of Oshkosh Truck Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated August 16, 2005 (File No. 1-31371)).

3.2	By-Laws of Oshkosh Truck Corporation, as amended October 19, 2007.

4.1	Credit Agreement, dated December 6, 2006, among Oshkosh Truck Corporation, the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated December 6, 2006 (File No. 1-31371)).

4.2	Rights Agreement, dated as of February 1, 1999, between Oshkosh Truck Corporation and Computershare Investor Services, LLC (as successor to Firstar Bank, N.A.) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, dated as of February 1, 1999 (File No. 0-13886)).

4.3	First Amendment to Rights Agreement, dated as of November 1, 2002, between Oshkosh Truck Corporation, U.S. Bank National Association and Computershare Investor Services, LLC (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 1-31371)).

10.1	Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (File No. 0-13886)).*

10.2	Amendment effective November 14, 2006 to Oshkosh Truck Corporation 1990 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 1-31371)).*

10.3	Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-62687)).*

10.4	Form of Oshkosh Truck Corporation 1990 Incentive Stock Plan, as amended, Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-62687)).*

10.5	Employment Agreement, dated as of October 15, 1998 between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*

10.6	Oshkosh Truck Corporation Executive Retirement Plan, Amended and Restated effective October 1, 2004 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, dated October 1, 2004 (File No. 1-31371)).*

10.7	Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and each of Robert G. Bohn, Bryan J. Blankfield, Joseph H. Kimmitt, John W. Randjelovic, W. John Stoddart, Charles L. Szews, Donald H. Verhoff, Michael J. Wuest and Matthew J. Zolnowski (each of the persons identified have signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-13886)).*

10.8	Employment Agreement, dated September 16, 1996, between Pierce Manufacturing Inc. and John W. Randjelovic (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-1386)).*

10.9	Amendment effective July 1, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-13886)).*

10.10	Second Amendment effective December 31, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Truck Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 0-13886)).*

10.11	Oshkosh Truck Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.12	Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan (incorporated by reference to Attachment B to the Company’s definitive proxy statement filed on Schedule 14A on December 18, 2003 (File No. 1-31371)).*

10.13	Amendment effective November 14, 2006 to Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 1-31371)).*

10.14	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards prior to September 19, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-114939)).*

10.15	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards on and after September 19, 2005 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.16	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards prior to September 19, 2005 (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 (Reg. No. 333-114939)).*

10.17	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards on and after September 19, 2005 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.18	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 14, 2004 (File No. 1-31371)).*

10.19	Form of Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 1, 2005 (File No. 1-31371)).*

10.20	Summary of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.21	Form of Key Executive Employment and Severance Agreement between Oshkosh Truck Corporation and Thomas D. Fenner (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (File No. 1-31371)).*

10.22	Employment Agreement, dated March 20, 2007, between Oshkosh Truck Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 20, 2007 (File No. 1-31371)).*

10.23	Confidentiality and Loyalty Agreement, dated March 20, 2007, between Oshkosh Truck Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 20, 2007 (File No. 1-31371)).*

10.24	Resolutions of the Human Resources Committee of the Board of Directors of Oshkosh Truck Corporation, adopted September 17, 2007, approving terms of performance share awards under the Oshkosh Truck Corporation 2004 Incentive Stock and Awards Plan.*

11	Computation of per share earnings (contained in Note 16 of “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007).

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 21, 2007.

31.2	Certification by the Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 21, 2007.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 21, 2007.

32.2	Written Statement of the Executive Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. ss. 1350, dated November 21, 2007.

*Denotes a management contract or compensatory plan or arrangement.