Form 10-Q
period 2007-12-31
OSHKOSH TRUCK CORP
filed 2008-02-01
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

As of January 29, 2008, 74,219,981 shares of the Registrant’s Common Stock were outstanding.

OSHKOSH TRUCK CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED DECEMBER 31, 2007

		Page
PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Consolidated Statements of Income for the
	Three Months Ended December 31, 2007 and 2006	3
	Condensed Consolidated Balance Sheets at
	December 31, 2007 and September 30, 2007	4
	Condensed Consolidated Statement of Shareholders' Equity for the
	Three Months Ended December 31, 2007	5
	Condensed Consolidated Statements of Cash Flows for the
	Three Months Ended December 31, 2007 and 2006	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	23
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
ITEM 4.	CONTROLS AND PROCEDURES	32
PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	33
ITEM 1A.	RISK FACTORS	33
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34
ITEM 6.	EXHIBITS	34
SIGNATURES		35
EXHIBIT INDEX		36

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statements of Income
(In millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2007	2006
Net sales	$1,499.9	$1,006.8
Cost of sales	1,247.9	834.1

Gross income	252.0	172.7
Operating expenses:
Selling, general and administrative	123.4	82.0
Amortization of purchased intangibles	18.7	7.1

Total operating expenses	142.1	89.1

Operating income	109.9	83.6
Other income (expense):
Interest expense	(56.3)	(20.8)
Interest income	1.8	0.7
Miscellaneous, net	(2.1)	(0.4)

	(56.6)	(20.5)

Income before provision for income taxes,
equity in earnings of unconsolidated
affiliates and minority interest	53.3	63.1
Provision for income taxes	18.1	22.7

Income before equity in earnings
of unconsolidated affiliates
and minority interest	35.2	40.4
Equity in earnings of unconsolidated
affiliates, net of income taxes	1.8	1.0
Minority interest, net of income taxes	0.3	(0.2)

Net income	$37.3	$41.2

Earnings per share:
Basic	$0.51	$0.56
Diluted	$0.50	$0.55

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts; unaudited)

	December 31, 2007	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$133.0	$75.2
Receivables, net	750.3	1,076.2
Inventories, net	1,052.6	909.5
Deferred income taxes	70.8	77.5
Other current assets	58.9	56.5

Total current assets	2,065.6	2,194.9
Investment in unconsolidated affiliates	36.4	35.1
Property, plant and equipment, net	430.8	429.6
Goodwill, net	2,463.5	2,435.4
Purchased intangible assets, net	1,131.6	1,162.1
Other long-term assets	156.5	142.7

Total assets	$6,284.4	$6,399.8

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$92.9	$81.5
Accounts payable	510.9	628.1
Customer advances	327.7	338.0
Payroll-related obligations	83.6	105.0
Income taxes payable	19.9	64.0
Accrued warranty	82.1	88.2
Other current liabilities	226.5	243.2

Total current liabilities	1,343.6	1,548.0
Long-term debt, less current maturities	2,956.3	2,975.6
Deferred income taxes	335.0	340.1
Other long-term liabilities	215.4	138.7
Commitments and contingencies
Minority interest	3.6	3.8
Shareholders' equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized;
none issued and outstanding)	--	--
Common Stock ($.01 par value; 300,000,000 shares authorized;
74,235,751 issued in both periods)	0.7	0.7
Additional paid-in capital	233.3	229.2
Retained earnings	1,063.3	1,036.3
Accumulated other comprehensive income	134.0	129.0
Common Stock in treasury, at cost (15,770 and 28,073 shares, respectively)	(0.8)	(1.6)

Total shareholders’ equity	1,430.5	1,393.6

Total liabilities and shareholders’ equity	$6,284.4	$6,399.8

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock in Treasury at Cost	Total
Balance at September 30, 2007	$0.7	$229.2	$1,036.3	$129.0	$(1.6)	$1,393.6
Net income	--	--	37.3	--	--	37.3
Change in fair value of derivative hedging
instruments, net of tax of $10.5	--	--	--	(17.8)	--	(17.8)
Currency translation adjustments	--	--	--	22.8	--	22.8
Cash dividends ($0.10 per share)	--	--	(7.4)	--	--	(7.4)
Exercise of stock options	--	(0.7)	--	--	0.8	0.1
Tax benefit related to stock options exercised	--	0.6	--	--	--	0.6
Stock-based compensation expense
related to employee stock-based awards	--	4.2	--	--	--	4.2
Adjustment to initially adopt Financial Accounting
Standards Interpretation No. 48 - See Note 15	--	--	(2.9)	--	--	(2.9)

Balance at December 31, 2007	$0.7	$233.3	$1,063.3	$134.0	$(0.8)	$1,430.5

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Condensed Consolidated Statements of Cash Flows
(In millions; unaudited)

	Three Months Ended December 31,
	2007	2006
Operating activities:
Net income	$37.3	$41.2
Non-cash and other adjustments	41.9	17.6
Changes in operating assets and liabilities	9.5	(88.1)

Net cash provided (used) by operating activities	88.7	(29.3)
Investing activities:
Acquisition of businesses, net of cash acquired	--	(3,124.8)
Additions to property, plant and equipment	(19.6)	(8.2)
Additions to equipment held for rental	(4.3)	(3.5)
Proceeds from sale of property, plant and equipment	2.6	0.1
Proceeds from sale of equipment held for rental	3.3	0.1
Distribution of capital from unconsolidated affiliates	0.3	0.3
Decrease in other long-term assets	0.1	0.4

Net cash used by investing activities	(17.6)	(3,135.6)
Financing activities:
Proceeds from issuance of long-term debt	--	3,100.0
Debt issuance costs	--	(33.5)
Repayment of long-term debt	(0.4)	(0.3)
Net (repayments) borrowings under revolving credit facility	(6.7)	119.7
Proceeds from exercise of stock options	0.1	1.5
Excess tax benefits from stock-based compensation	0.6	1.9
Dividends paid	(7.4)	(7.4)

Net cash (used) provided by financing activities	(13.8)	3,181.9
Effect of exchange rate changes on cash	0.5	0.3

Increase in cash and cash equivalents	57.8	17.3
Cash and cash equivalents at beginning of period	75.2	22.0

Cash and cash equivalents at end of period	$133.0	$39.3

Supplementary disclosures:
Depreciation and amortization	$37.3	$18.7
Cash paid for interest	56.0	3.3
Cash paid for income taxes	34.1	8.5

The accompanying notes are an integral part of these financial statements.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Oshkosh Truck Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2007. The interim results are not necessarily indicative of results for the full year.

        New Accounting Standards – Effective October 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. See Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the effect of the adoption of FIN 48.

        In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The Company will be required to adopt SFAS No. 157 as of October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s financial condition, results of operations and cash flows.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. The Company will be required to adopt SFAS No. 141R as of October 1, 2009. The Company is currently evaluating the impact of SFAS No. 141R on the Company’s financial condition, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company will be required to adopt SFAS No. 160 as of October 1, 2009. The Company is currently evaluating the impact of SFAS No. 160 on the Company’s financial condition, results of operations and cash flows.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. Acquisitions

        On December 6, 2006, the Company acquired for cash all of the outstanding shares of JLG Industries, Inc. (“JLG”), a leading global manufacturer of aerial work platforms and telehandlers. The total purchase price for JLG was $3.14 billion, net of cash acquired of $176.4 million and including transaction costs of $30.3 million and retirement of debt of $224.4 million. The Company financed the acquisition of JLG and the retirement of $79.6 million of debt outstanding under an existing credit facility with proceeds from a new $3.65 billion senior secured credit facility (see Note 8 of the Notes to Condensed Consolidated Financial Statements). JLG results of operations have been included in the Company’s consolidated financial statements since the date of acquisition. JLG forms the Company’s access equipment segment.

        The acquisition of JLG enabled the Company to: diversify its product offerings and markets served to complement its defense business; balance the economic and geopolitical cycles faced by the Company; expand the Company’s global reach to better compete in its existing markets; and increase scale in procurement and other functions.

        The following table summarizes the fair values of the JLG assets acquired and liabilities assumed at the date of acquisition (in millions):

Assets Acquired:
Current assets, excluding cash of $176.4	$854.4
Property, plant and equipment	159.0
Goodwill	1,819.9
Purchased intangible assets	970.6
Other long-term assets	85.9

Total assets acquired	3,889.8
Liabilities Assumed:
Current liabilities	395.2
Long-term liabilities	356.4

Total liabilities assumed	751.6

Net assets acquired	$3,138.2

        In conjunction with the JLG acquisition, the Company recorded goodwill of $1.8 billion, the majority of which is not tax deductible, within the access equipment segment. The Company recorded $608.7 million of intangible assets that are subject to amortization with useful lives of between one and 13 years, of which $512.2 million was assigned to customer relationships with an average useful life of 12 years. The Company recorded $361.9 million of trademark intangibles that are not subject to amortization.

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

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pro forma Information

        The following unaudited pro forma financial information for the three months ended December 31, 2006 assumes that the acquisition of JLG had been completed as of October 1, 2006 (in millions, except per share amounts):

Net sales	$1,402.5
Net income	21.3
Earnings per share:
Basic	$0.29
Diluted	$0.29

        The pro forma information includes an additional $11.5 million of expenses related to the inventory revaluation recorded as of the acquisition date. The pro forma information does not purport to be indicative of results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

3. Receivables

        Receivables consists of the following (in millions):

	December 31, 2007	September 30, 2007
U.S. government:
Amounts billed	$83.8	$133.0
Cost and profits not billed	2.1	13.3

	85.9	146.3
Other trade receivables	601.3	867.4
Finance receivables	29.6	36.1
Pledged finance receivables	9.7	10.4
Other receivables	70.3	68.4

	796.8	1,128.6
Less allowance for doubtful accounts	(21.2)	(28.9)

	$775.6	$1,099.7

Current receivables	$750.3	$1,076.2
Long-term receivables	25.3	23.5

	$775.6	$1,099.7

        Costs and profits not billed generally will become billable upon the Company achieving certain contract milestones.

        Finance receivables represent sales-type leases resulting from the sale of the Company’s products. Finance receivables generally include a residual value component. Residual values are determined based on the expectation that the underlying equipment will have a minimum fair market value at the end of the lease term. This residual value accrues to the Company at the end of the lease. The Company uses its experience and knowledge as an original equipment manufacturer and participant in end markets for the related products along with third-party studies to estimate residual values. The Company monitors these values for impairment on a periodic basis and reflects any resulting reductions in value in current earnings.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Pledged finance receivables result from the transfer of finance receivables to third parties in exchange for cash. In compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” these transfers are accounted for as debt on the Company’s consolidated balance sheets. As of December 31, 2007, the Company’s maximum loss exposure associated with these transactions was $8.5 million.

        Finance and pledged finance receivables consist of the following (in millions):

	December 31, 2007	September 30, 2007
Finance receivables	$32.6	$34.7
Pledged finance receivables	9.7	10.4

	42.3	45.1
Estimated residual value	2.0	6.5
Less unearned income	(5.0)	(5.1)

Net finance and pledged finance receivables	39.3	46.5
Less allowance for doubtful accounts	(1.4)	(1.5)

	$37.9	$45.0

        The contractual maturities of the Company’s finance and pledged finance receivables at December 31, 2007 are as follows: 2008 (remaining nine months) — $13.9 million; 2009 — $12.1 million; 2010 — $5.1 million; 2011 — $5.7 million; 2012 — $3.4 million; 2013 — $0.7 million and thereafter — $1.4 million.

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

4. Inventories

        Inventories consist of the following (in millions):

	December 31, 2007	September 30, 2007
Raw materials	$423.5	$406.7
Partially finished products	277.2	302.4
Finished products	533.0	390.5

Inventories at FIFO cost	1,233.7	1,099.6
Less: Progress/performance-based payments on
U.S. government contracts	(132.5)	(143.7)
Excess of FIFO cost over LIFO cost	(48.6)	(46.4)

	$1,052.6	$909.5

        Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

        Inventory includes costs which are amortized to expense as sales are recognized under certain contracts. At December 31, 2007 and September 30, 2007, unamortized costs related to long-term contracts of $8.1 million and $6.1 million, respectively, were included in inventory.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Investments in Unconsolidated Affiliates

        The Company records its investments in, and share of earnings of, Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), RiRent Europe, B.V. (“RiRent”), and Mezcladores Trailers de Mexico, S.A. de C.V. (“Mezcladores”) under the equity method of accounting. Earnings, net of related income taxes, are reflected in Equity in Earnings of Unconsolidated Affiliates. The Company’s investment in Mezcladores was $5.8 million at December 31, 2007.

        The Company and an unaffiliated third party are general partners in OMFSP. OMFSP engages in new vendor lease business providing financing to certain customers of the Company. The Company sells vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers. Company sales to OMFSP were $11.6 million and $16.9 million for the three months ended December 31, 2007 and 2006, respectively. Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 4.0% to 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% to 6.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. All such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of FIN 46R, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

        The Company’s investment in OMFSP was $17.3 million at December 31, 2007. The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in OMFSP.

        The Company and an unaffiliated third party are joint venture partners in RiRent. RiRent is in business to maintain a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not lease or rent directly to end users. The Company’s sales to RiRent were $15.2 million and $3.1 million for the three months ended December 31, 2007 and the period from date of acquisition (December 6, 2006) through December 31, 2006, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years.

        Included in investments in unconsolidated affiliates in the Company’s Condensed Consolidated Balance Sheet at December 31, 2007 is JLG’s investment in RiRent of $13.3 million, which represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in RiRent. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Property, Plant and Equipment

        The following table presents details of the Company’s property, plant and equipment (in millions):

	December 31, 2007	September 30, 2007
Land and land improvements	$45.9	$46.8
Equipment on operating lease to others	26.2	26.4
Buildings	212.0	209.8
Machinery and equipment	395.2	382.6
Construction in progress	--	1.7

	679.3	667.3
Less accumulated depreciation	(248.5)	(237.7)

	$430.8	$429.6

        Depreciation expense was $16.9 million and $10.3 million for the three months ended December 31, 2007 and 2006, respectively. Equipment on operating lease to others represents the cost of equipment sold to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at December 31, 2007 and September 30, 2007 was $21.3 million and $22.6 million, respectively.

7. Goodwill and Purchased Intangible Assets

        The following table presents the changes in goodwill during the three months ended December 31, 2007 (in millions):

Segment	September 30, 2007	Translation	Other	December 31, 2007
Access equipment	$1,853.7	$3.5	$18.6	$1,875.8
Fire & emergency	230.8	1.1	--	231.9
Commercial	350.9	4.9	--	355.8

Total	$2,435.4	$9.5	$18.6	$2,463.5

        Amounts included in the other column included adjustments of intangible assets and certain pre-acquisition contingencies related to JLG upon finalization of certain appraisals.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        During the first quarter of fiscal 2008, the Company finalized its purchase accounting for the JLG acquisition resulting in adjustments to the purchased intangible assets. Details of the Company’s total purchased intangible assets are as follows (in millions):

	December 31, 2007
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(15.4)	$40.0
Non-compete	10.4	57.2	(41.6)	15.6
Technology-related	11.9	116.6	(23.6)	93.0
Customer relationships	12.6	598.6	(53.3)	545.3
Other	12.0	16.7	(7.7)	9.0

	14.1	844.5	(141.6)	702.9
Non-amortizable tradenames		428.8	(0.1)	428.7

Total		$1,273.3	$(141.7)	$1,131.6

	September 30, 2007
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(15.0)	$40.4
Non-compete	10.4	57.2	(38.4)	18.8
Technology-related	11.8	128.2	(20.5)	107.7
Customer relationships	12.7	587.4	(41.1)	546.3
Other	12.0	16.7	(7.4)	9.3

	14.1	844.9	(122.4)	722.5
Non-amortizable tradenames		439.7	(0.1)	439.6

Total		$1,284.6	$(122.5)	$1,162.1

        Excluding the impact of any future acquisitions, the estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2007 are as follows: 2008 (remaining nine months) — $51.1 million; 2009 — $65.2 million; 2010 — $64.2 million; 2011 — $63.6 million; 2012 — $63.4 million and 2013 — $61.5 million.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Credit Agreements

        The Company was obligated under the following debt instruments (in millions):

	December 31, 2007	September 30, 2007
Senior Secured Facility:
Revolving line of credit	$--	$--
Term loan A	437.5	437.5
Term loan B	2,567.5	2,567.5
Limited recourse debt from finance receivables monetizations	9.6	11.1
Other long-term facilities	5.7	5.9

	3,020.3	3,022.0
Less current portion	(64.0)	(46.4)

	$2,956.3	$2,975.6

Current portion of long-term debt	$64.0	$46.4
Other short-term facilities	28.9	35.1

	$92.9	$81.5

        On December 6, 2006, to finance the acquisition of JLG and to refinance a previous credit facility, the Company entered into a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions. The Credit Agreement consists of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). The $500.0 million Term Loan A requires principal payments of $12.5 million, plus interest, due quarterly through September 2011, with a final principal payment of $262.5 million due December 6, 2011. The $2.6 billion Term Loan B requires principal payments of $6.5 million, plus interest, due quarterly through September 2013, with a final principal payment of $2,424.5 million due December 6, 2013. As a result of excess available cash at September 30, 2007, the Company prepaid quarterly principal payments totaling $19.0 million, which were originally due in March 2008. At December 31, 2007, outstanding letters of credit of $15.2 million reduced available capacity under the Revolving Credit Facility to $534.8 million.

        The estimated future maturities under the Credit Agreement for the five fiscal years succeeding September 30, 2007 and thereafter are as follows: 2008 (remaining nine months) — $38.0 million; 2009 — $76.0 million; 2010 — $76.0 million; 2011 — $76.0 million; 2012 — $288.5 million; 2013 — $26.0 million and $2,424.5 million thereafter.

        Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5% or a bank’s “Prime Rate”) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted-average interest rate on borrowings outstanding at December 31, 2007 was 6.65% and 6.90% for the Term Loans A and B, respectively.

        To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes the variable portion of the interest rate on debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The notional amount of the swap at December 31, 2007 was $2.0 billion and reduces in varying amounts annually each December until the termination date. The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments. In accordance with SFAS No. 133, the effective portion of the change in fair value of the derivative will be recorded in “Accumulated Other Comprehensive Income,” while any ineffective portion is recorded as an adjustment to interest expense. At December 31, 2007, a loss of $47.1 million ($29.7 million net of tax), representing the fair value of the interest rate swap, is recorded in “Accumulated Other Comprehensive Income.” The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense when the hedged, forecasted interest is recorded.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 5.105% and the counterparty will pay the Company interest on the notional amount at a variable rate equal to 3-month LIBOR. The 3-month LIBOR rate applicable to this agreement was 4.70% at December 31, 2007. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 3-month LIBOR fluctuates. Neither the Company nor the counterparty, which is a prominent financial institution, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults.

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

        The Credit Agreement contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement also requires maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined) of 4.75x for the fiscal quarters ending on December 31, 2007 through September 30, 2008, reducing to 4.25x for the fiscal quarters ending on December 31, 2008 through September 30, 2009 and 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance with these covenants at December 31, 2007.

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

        As a result of the sale of finance receivables through limited recourse monetization transactions, the Company has $9.6 million of limited recourse debt outstanding as of December 31, 2007. The aggregate amount of limited recourse debt outstanding at December 31, 2007 becomes due in fiscal 2008 and 2009 as follows: $5.8 million and $3.8 million, respectively.

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

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Changes in the Company’s warranty liability were as follows (in millions):

	Three Months Ended December 31,
	2007	2006
Balance at beginning of period	$88.2	$56.9
Acquisitions	--	21.2
Warranty provisions for the period	13.5	9.6
Settlements made during the period	(15.2)	(8.6)
Changes in liability for pre-existing warranties
during the period, including expirations	(4.7)	(1.3)
Foreign currency translation adjustment	0.3	0.2

Balance at end of period	$82.1	$78.0

        Liabilities for pre-existing warranty claims decreased by $4.7 million during the first quarter of fiscal 2008 due to lower than expected claims combined with the expiration of a systemic warranty during the quarter on a billion dollar, multi-year contract in the defense segment. Actual warranty claims experience in the defense segment has generally declined since the start of the conflicts in Afghanistan and Iraq.

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

        In the access equipment segment, the Company is party to multiple agreements whereby it guarantees $125.7 million in indebtedness of others, including $114.4 million maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party debt. As of December 31, 2007, 31% of the Company’s third-party debt guarantee obligations related to two customers. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability, among other things, to take possession of the underlying collateral. At December 31, 2007, the Company had recorded $4.4 million of liabilities related to these agreements. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional accruals may be required. While the Company believes it is unlikely that it would experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations, and in the event that occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of those reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, the finance company’s inability to provide the Company clear title to foreclosed equipment and other conditions.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Derivative Financial Instruments and Hedging Activities

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

        At December 31, 2007, the U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with SFAS No. 133 totaled $13.4 million in notional amounts, including $8.5 million in contracts to purchase Euro and $4.9 million in contracts to sell Euro. These contracts have been designated as cash flow hedges. At December 31, 2007, net unrealized losses (net of related tax effect of $0.2 million) related to forward foreign exchange contracts totaling $0.3 million have been included in accumulated other comprehensive income (loss). All balances are expected to be reclassified from accumulated other comprehensive income (loss) to earnings during the next twelve months due to actual export sales and sales of products whose underlying costs contain purchases denominated in foreign currencies.

        The Company has entered into forward foreign exchange currency contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under SFAS No. 133, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives are included in the Condensed Consolidated Balance Sheet in other current assets and other current liabilities. At December 31, 2007, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $272.9 million in notional amounts, including $147.6 million in contracts to sell Euro and $50.4 million in contracts to sell U.K. pounds sterling, with the remaining contracts covering a variety of foreign currencies.

        To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. See Note 8 of the Notes to Condensed Consolidated Financial Statements for information regarding the interest rate swap.

11. Stock-Based Compensation

        Under the 2004 Incentive Stock and Awards Plan (“the 2004 Plan”), which replaced the 1990 Incentive Stock Plan, as amended (the “1990 Plan”) (collectively, “equity-based compensation plans”), officers, other key employees and directors may be granted options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Participants may also be awarded grants of nonvested stock and performance shares under the 2004 Plan, which expires on February 3, 2014. Options and nonvested stock awards generally become exercisable ratably on the first, second and third anniversary of the date of grant. There are no vesting provisions tied to performance conditions for any outstanding options and nonvested stock awards. Vesting for all outstanding options or nonvested stock awards is based solely on continued service as an employee of the Company and generally vest upon retirement. Options to purchase shares expire not later than ten years and one month after the grant of the option. Performance share awards vest at the end of the third fiscal year following the grant date and are earned only if the Company’s total shareholder return over the three years compares favorably to that of a comparator group of companies.

        The Company recognizes compensation expense for stock options, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three months ended December 31, 2007 and 2006 was $4.2 million ($2.9 million net of tax) and $2.2 million ($1.6 million net of tax), respectively.

        The Company did not grant any stock-based compensation during the three months ended December 31, 2007 and 2006.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Comprehensive Income

        Total comprehensive income is as follows (in millions):

	Three Months Ended December 31,
	2007	2006
Net income	$37.3	$41.2
Derivative instruments, net of
income taxes	(17.8)	4.2
Currency translation adjustments	22.8	2.7

Other comprehensive income	5.0	6.9

Comprehensive income	$42.3	$48.1

13. Earnings Per Share

        The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Three Months Ended December 31,
	2007	2006
Basic weighted average share outstanding	73,813,805	73,355,026
Effect of dilutive stock options and other
equity-based compensation awards	1,168,568	1,192,885

Diluted weighted average shares outstanding	74,982,373	74,547,911

        Options to purchase 666,750 shares and 396,500 shares of Common Stock were outstanding during the three month periods ended December 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Employee Benefit Plans

        Components of net periodic pension benefit cost were as follows (in millions):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2007	2006	2007	2006
Service cost	$2.5	$2.3	$0.3	$0.2
Interest cost	2.6	2.3	0.4	0.2
Expected return on plan assets	(3.0)	(2.9)	(0.4)	(0.1)
Amortization of prior service cost	0.3	0.3	--	--
Curtailment	2.0	--	--	--
Amortization of net loss	0.5	0.7	--	--

Net periodic benefit cost	$4.9	$2.7	$0.3	$0.3

        The Company expects to contribute approximately $5.0 million to $10.0 million to its pension plans in fiscal 2008 compared to $2.2 million in fiscal 2007.

        Components of net periodic other post-employment benefit costs were as follows (in millions):

	Three Months Ended December 31,
	2007	2006
Service cost	$0.5	$0.4
Interest cost	0.5	0.4
Amortization of net losses	--	0.1

	$1.0	$0.9

        The Company made contributions to fund benefit payments of $0.2 million and $0.1 million for the three month periods ended December 31, 2007 and 2006, respectively, under its other post-employment benefit plans. The Company estimates additional contributions of approximately $0.5 million will be made under these other post-employment plans prior to the end of fiscal 2008.

15. Income Taxes

        The Company adopted the provisions of FIN 48 on October 1, 2007. The adoption of FIN 48 resulted in a $2.9 million charge to retained earnings as of October 1, 2007 and the reclassification of $30.0 million in liabilities related to uncertain tax positions in the Company’s Condensed Consolidated Balance Sheet from income taxes payable to other long-term assets ($6.2 million) and long-term liabilities ($36.2 million). As of October 1, 2007, the Company’s liability for gross uncertain tax positions, excluding interest and penalties, was $55.3 million. Excluding interest and penalties, net unrecognized tax benefits of $12.0 million would affect the Company’s effective tax rate if recognized.

        The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes in the Company’s Condensed Consolidated Statements of Income. At October 1, 2007, the Company had accrued $8.6 million for the potential payment of interest and penalties on gross unrecognized tax benefits. The Company recognized $1.0 million in the provision for income taxes in the Company’s Condensed Consolidated Statements of Income for interest and penalties for the three months ended December 31, 2007.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Tax years which remain subject to examination by tax authorities for the Company include years subsequent to 2005 in the United States and subsequent to 2006 in Belgium. In addition, JLG is subject to examination in the United States for periods subsequent to July 31, 2002.

        Unrecognized tax benefits related to items that are affected by expiring statutes of limitations within the next twelve months is not expected to be material.

16. Contingencies, Significant Estimates and Concentrations

        As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third party disposal and recycling facilities, which are licensed by appropriate governmental agencies. In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency (“EPA”) or a state environmental agency for remediation. Under the Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, each potentially responsible party (“PRP”) that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up these sites. Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup costs. The Company has been named a PRP with regard to three multiple-party sites. Based on current estimates, the Company believes its liability at these sites will not be material and any responsibility of the Company is adequately covered through established reserves.

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

        At December 31, 2007 and September 30, 2007, the Company had reserves of $3.9 million and $4.1 million, respectively, for losses related to environmental matters that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

        The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $235.2 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $15.2 million at December 31, 2007.

        Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $3.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At December 31, 2007 and September 30, 2007, the reserve for product and general liability claims was $52.4 million and $51.6 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

17. Business Segment Information

        Selected financial data by business segment is as follows (in millions):

	Three Months Ended December 31, 2007			Three Months Ended December 31, 2006
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment	$610.5	$--	$610.5	$117.7	$--	$117.7
Defense	397.0	1.3	398.3	310.4	1.3	311.7
Fire & emergency	262.0	10.6	272.6	259.7	6.3	266.0
Commercial	230.4	--	230.4	319.0	--	319.0
Intersegment eliminations	--	(11.9)	(11.9)	--	(7.6)	(7.6)

Consolidated	$1,499.9	$--	$1,499.9	$1,006.8	$--	$1,006.8

	Operating Income (Loss)	Operating Income (Loss)
Access equipment	$61.1	$2.4
Defense	63.9	54.6
Fire & emergency	22.2	24.5
Commercial	(10.2)	20.8
Corporate and other	(27.1)	(18.7)

Consolidated operating income	109.9	83.6
Interest expense, net of interest income	(54.5)	(20.1)
Miscellaneous other income (expense)	(2.1)	(0.4)

Income before provision for income taxes,
equity in earnings of unconsolidated
affiliates and minority interest	$53.3	$63.1

OSHKOSH TRUCK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2007	September 30, 2007
Identifiable assets:
Access equipment:
U.S.	$2,700.4	$2,845.0
Europe (a)	1,103.4	1,032.1
Rest of world	274.3	282.5

Total access equipment	4,078.1	4,159.6
Defense - U.S.	206.7	251.5
Fire & emergency:
U.S.	716.2	761.3
Europe	107.5	119.0

Total fire & emergency	823.7	880.3
Commercial:
U.S. (a)	662.2	670.3
Other North America (a)	38.2	34.5
Europe	330.5	306.8

Total Commercial	1,030.9	1,011.6
Corporate and other - U.S.	145.0	96.8

Consolidated	$6,284.4	$6,399.8

(a) Includes investment in unconsolidated affiliates.

        Net sales by geographic region based on product shipment destination were as follows (in millions):

	Three Months Ended December 31,
	2007	2006
Net sales:
United States	$1,068.6	$806.6
Other North America	32.0	21.2
Europe, Africa and Middle East	321.8	150.5
Rest of world	77.5	28.5

Consolidated	$1,499.9	$1,006.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

        This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Truck Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions “Executive Overview” and “Fiscal 2008 Outlook” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the challenges of integrating the acquired JLG Industries, Inc. (“JLG”) business; the consequences of financial leverage associated with the JLG acquisition; the Company’s ability to turn around its Geesink Norba Group (“Geesink”) business sufficiently to support its current valuation resulting in no impairment charge; the expected level and timing of U.S. Department of Defense (“DoD”) procurement of products and services and funding thereof; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, especially during a recession, which the U.S. economy may be entering; risks related to reductions in government expenditures and the uncertainty of government contracts; risks associated with international operations and sales, including foreign currency fluctuations; risks related to the collectibility of access equipment receivables and the potential for increased costs relating to compliance with changes in laws and regulations. In addition, the Company’s expectations for fiscal 2008 are based in part on certain assumptions made by the Company, which are set forth under the caption “Certain Assumptions.” Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2008.

        All forward-looking statements, including those under the captions “Executive Overview” and “Fiscal 2008 Outlook” speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. The Company has adopted a policy that if the Company makes a determination that it expects the Company’s earnings per share for future periods for which projections are contained in this Quarterly Report on Form 10-Q to be lower than those projections, then the Company will publicly disseminate that fact. The Company’s policy also provides that if the Company makes a determination that it expects the Company’s earnings per share for future periods to be at or above the projections contained in this Quarterly Report on Form 10-Q, then the Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

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

Executive Overview

        As the Company previously estimated, the Company recorded lower operating results in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The Company continues to have a positive outlook for fiscal 2008 in spite of a slowing U.S. economy as the Company seeks to capitalize on strong international growth opportunities in its access equipment segment and continued strong demand for its new and remanufactured military vehicles.

        The Company’s financial performance in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 and its expectations for its financial performance for the second quarter and the remainder of fiscal 2008 are as follows:

	Percentage Increase (Decrease) vs. Prior Year Period
	Actual First Quarter Fiscal 2008	Second Quarter Fiscal 2008 Estimates	Full Year Fiscal 2008 Estimates
Sales	49.0%	4.2% - 8.4%	12.6% - 15.7%
Operating income	31.5%	10.1% - 15.0%	14.3% - 18.6%
Net income	(9.5)%	25.4% - 32.3%	16.4% - 22.0%
Earnings per share	(9.1)%	25.0% - 32.4%	15.9% - 21.5%

        The Company’s results in the first quarter of fiscal 2008 were negatively impacted by a slowdown in U.S. residential construction and lower demand following a pre-buy in fiscal 2006 and 2007 in the Company’s commercial segment related to the 2007 diesel engine emissions standards changes. The 2007 diesel engine emissions standards changes had a compound effect as first quarter of fiscal 2007 results were exceptionally strong in the commercial segment due to the related pre-buy demand while results in the first quarter of fiscal 2008 were particularly weak due to the much lower demand following the standards changes.

        Access equipment sales were $610.5 million for the first quarter of fiscal 2008 compared to $117.7 million in the first quarter of fiscal 2007. The increase in sales was primarily driven by the inclusion of JLG’s results for the entire quarter in fiscal 2008 versus 25 days of ownership in the prior year quarter. Access equipment segment operating income was $61.1 million, or 10.0% of sales, in the quarter compared to $2.4 million, or 2.0% of sales, in the prior year quarter. Operating income margins in the first quarter of fiscal 2008 benefited from higher sales on relatively flat operating expenses, a favorable product mix and favorable foreign exchange rates.

        Since the onset of Operation Iraqi Freedom in 2003, the Company’s defense segment has benefited substantially from increasing DoD requirements for new trucks, parts, service, armoring and remanufacturing of the Company’s defense vehicles operated in Iraq. During the first quarter of fiscal 2008, sales of new and remanufactured trucks increased 47.1% as compared to the same quarter in the prior year. Due to lower armor kit and component sales, inefficiencies on the start-up of a service contract and lower negotiated margins on the Family of Heavy Tactical Vehicles (“FHTV”) program, operating income margins declined from 17.5% of sales in the first quarter of the prior year to 16.0% of sales in the first quarter of fiscal 2008. The Company expects that operating income margins in the defense segment will continue to decline as the year progresses as the vast majority of the Company’s new truck sales will be under lower margin contracts.

        In December 2007, the Company and its team partners, Ceradyne Inc. and Ideal Innovations, Inc., received an order for six BullTM armored vehicles. The Company is currently in the process of building these vehicles, which are expected to be delivered to the DoD for additional testing in March 2008. The Company’s estimates for fiscal 2008 do not include any additional orders for these vehicles in the event that favorable testing would result in a production contract.

        In January 2008, the Company announced that it had teamed with Northrop Grumman to compete for the Joint Light Tactical Vehicle (“JLTV”) program, the U.S. military’s next-generation family of light tactical vehicles. As currently envisioned, the JLTV will be stronger, more survivable and more mobile than current tactical vehicles in its class, as well as be more mobile and maneuverable than Mine-Resistant Ambush Protected (“MRAP”) vehicles that are currently being deployed in Iraq. The Company’s fiscal 2008 estimates include bid and proposal spending expected to be committed to this program.

        The Company’s fire & emergency segment experienced sales growth of 2.5% in the first quarter of fiscal 2008, while operating income decreased 9.3%, compared to the prior year first quarter. The increase in sales reflected higher domestic fire apparatus and airport products sales, offset in part by weaker demand for towing and recovery equipment, mobile medical trailers and broadcast vehicles. The decrease in operating income for the quarter was the result of operating losses at the Company’s domestic mobile medical trailer and broadcast vehicle business and international fire apparatus business, offset in part by improved airport product margins and the return to profitability at the Company’s domestic ambulance business.

        Sales in the Company’s commercial segment decreased 27.8% in the first quarter of fiscal 2008 compared to the prior year first quarter. The segment had an operating loss of $10.2 million in the first quarter compared to operating income of $20.8 million in the prior year quarter. The decrease in sales and operating income was largely attributable to weak demand at the Company’s North American businesses as a result of lower U.S. residential construction and a sharp decrease in demand subsequent to the January 2007 diesel engine emissions standards changes in the U.S. Sales at Geesink, the Company’s European refuse collection vehicle business, were up 54.5% in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 due to better chassis availability in France, higher demand in the United Kingdom and favorable foreign exchange rates. Despite the increase in sales, the Company’s European refuse collection vehicle business had an operating loss of $5.4 million in the first quarter of fiscal 2008 compared with an operating loss of $4.2 million in the first quarter of fiscal 2007. The increase in the operating loss was the result of start-up costs at the Company’s Romanian operations and facility rationalization costs to move production from Sweden to The Netherlands.

        The Company estimates that its fiscal 2008 sales will increase to approximately $7.1 to $7.3 billion and that its earnings per share will increase to between $4.15 and $4.35. These are consistent with the estimates communicated by the Company in its Form 8-K on November 1, 2007. The current estimate ranges reflect the Company’s performance in the first quarter, anticipated strong performance in the access equipment and defense segments and an improvement in the estimated effective income tax rate, offset by increased spending in the defense segment for the JLTV program and weaker economic conditions negatively impacting the fire & emergency and commercial segments.

        Please refer to “Fiscal 2008 Outlook” and “Certain Assumptions” for a discussion of the Company’s sales, operating income, net income, earnings per share and debt estimates for fiscal 2008.

Results of Operations

Analysis of Consolidated Net Sales

        The following table presents net sales by business segment (in millions):

	First Quarter Fiscal
Net sales	2008	2007
Access equipment	$610.5	$117.7
Defense	398.3	311.7
Fire & emergency	272.6	266.0
Commercial	230.4	319.0
Intersegment eliminations	(11.9)	(7.6)

Consolidated	$1,499.9	$1,006.8

First Quarter Fiscal 2008 Compared to 2007

        Consolidated net sales increased 49.0% to $1.5 billion for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The increase was primarily driven by the inclusion of JLG sales for the entire quarter compared to ownership for 25 days in the prior year as JLG was acquired on December 6, 2006.

        Access equipment net sales were $610.5 million for the first quarter of fiscal 2008 compared to $117.7 million for the first quarter of fiscal 2007. The increase was primarily driven by the inclusion of JLG sales for the entire quarter compared to ownership for 25 days in the prior year quarter. Access equipment sales in the first quarter of the prior year represented sales of JLG from December 6, 2006, the date of acquisition, through the end of the first quarter. This segment experienced stronger demand for product outside North America and lower demand for telehandlers in North America in the first quarter of fiscal 2008 compared to JLG sales for the three months ended December 31, 2007, including sales prior to the Company’s ownership.

        Defense segment net sales increased 27.8% to $398.3 million for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The increase was attributable to an increase in sales of new and remanufactured trucks, offset in part by a decrease in parts and service sales. Sales of new and remanufactured trucks were up 47.1% versus the comparable prior year quarter as an increase in sales of new and remanufactured heavy-payload trucks was partially offset by a decrease in medium-payload truck sales and international truck sales. Parts and service sales decreased on lower armor kit and component sales.

        Fire & emergency segment net sales increased 2.5% to $272.6 million for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The increase in sales reflected higher domestic fire apparatus and strong airport products sales, offset in part by weak demand for towing and recovery equipment, mobile medical trailers and broadcast vehicles. The towing and recovery equipment market is being adversely affected by higher oil prices as well as general concern over U.S. economic conditions. The mobile medical trailer and broadcast vehicle markets are being negatively impacted by reductions in medical procedure reimbursement rates and a writers’ strike reducing networks’ advertising revenues, respectively.

        Commercial segment net sales decreased 27.8% to $230.4 million for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The decrease was the result of lower domestic sales in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 due to a slowdown in U.S. residential construction and low volume subsequent to the January 2007 diesel engine emissions standards changes, offset in part by an increase in European refuse collection vehicle sales. European refuse collection vehicle sales were up 54.5% in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 due to better chassis availability in France, higher demand in the United Kingdom and favorable foreign exchange rates.

Analysis of Consolidated Operating Income

        The following table presents operating income by business segment (in millions):

	First Quarter Fiscal
Operating income (loss)	2008	2007
Access equipment	$61.1	$2.4
Defense	63.9	54.6
Fire & emergency	22.2	24.5
Commercial	(10.2)	20.8
Corporate and other	(27.1)	(18.7)

Consolidated operating income	$109.9	$83.6

First Quarter Fiscal 2008 Compared to 2007

        Consolidated operating income increased 31.5% to $109.9 million, or 7.3% of sales, in the first quarter of fiscal 2008 compared to $83.6 million, or 8.3% of sales, in the first quarter of fiscal 2007. The increase in operating income was primarily related to the inclusion of JLG for the entire quarter, offset in part by a decrease in operating income in the commercial segment as a result of the decrease in sales.

        Access equipment segment operating income was $61.1 million, or 10.0% of sales, in the first quarter compared to $2.4 million, or 2.0% of sales, in the prior year quarter. Operating income margins in the prior year were negatively affected by the timing of the acquisition just prior to JLG’s seasonal holiday shut-down. In addition, operating income for the access equipment segment in the first quarter of fiscal 2007 included charges of $3.5 million related to the revaluation of inventory as of the JLG acquisition date.

        Defense segment operating income increased 16.9% to $63.9 million, or 16.0% of sales, in the first quarter compared to $54.6 million, or 17.5% of sales, in the prior year quarter. The decrease in operating income as a percentage of sales during the first quarter of fiscal 2008 reflected an adverse truck product mix, lower negotiated margins on the renewal of the FHTV contract and inefficiencies on the start-up of a service contract, offset in part by the reduction of the warranty reserve upon the expiration of a systemic warranty and the benefit of higher sales on relatively flat operating expenses.

        Fire & emergency segment operating income decreased 9.3% to $22.2 million, or 8.2% of sales, in the first quarter compared to $24.5 million, or 9.2% of sales, in the prior year quarter. The decrease in operating income during the first quarter was the result of operating losses at the Company’s domestic mobile medical trailer and broadcast vehicle business and international fire apparatus business, offset in part by improved airport products margins and a return to profitability at the Company’s domestic ambulance business.

        The commercial segment had an operating loss of $10.2 million, or 4.4% of sales, in the first quarter of fiscal 2008 compared to operating income of $20.8 million, or 6.5% of sales, in the prior year quarter. The decrease in operating results was due to an operating loss sustained at the Company’s domestic operations as a result of a slowdown in the U.S. residential construction market combined with lower unit volumes subsequent to the January 2007 diesel engine emissions standards pre-buy. The Company’s European refuse collection vehicle business sustained an operating loss of $5.4 million in the first quarter of fiscal 2008 as compared to an operating loss of $4.2 million in the prior year quarter. The increase in the operating loss was the result of $1.3 million of facility rationalization costs to move production from Sweden to The Netherlands and costs associated with increasing production capabilities at the Company’s Romanian facility.

        Corporate operating expenses and inter-segment profit elimination increased $8.4 million to $27.1 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 largely due to higher personnel costs, higher professional services fees and increased travel expenses primarily associated with the integration of the JLG acquisition.

        Consolidated selling, general and administrative expenses increased 59.4% to $142.1 million, or 9.5% of sales, in the first quarter of fiscal 2008 compared to $89.1 million, or 8.9% of sales, in the first quarter of fiscal 2007. Consolidated operating expenses as a percentage of sales have increased due to the inclusion of JLG results for the entire quarter in fiscal 2008. JLG has higher operating expenses as a percentage of sales as a result of increased amortization expense related to purchased intangible and tangible assets.

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2008 Compared to 2007

        Interest expense net of interest income increased $34.4 million to $54.5 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, largely as a result of borrowings incurred in connection with the JLG acquisition.

        The effective income tax rate decreased to 34.0% for the first quarter of fiscal 2007 compared to 36.0% in the first quarter of fiscal 2007. The effective tax rate decrease related to the continued phase-in of the domestic manufacturing deduction, a favorable tax incentive agreement in Europe and the impact on the state tax rate of the additional leverage associated with the acquisition of JLG.

        Equity in earnings of unconsolidated affiliates, net of income taxes, of $1.8 million in the first quarter of fiscal 2008 and $1.0 million in the first quarter of fiscal 2007 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe. The increase in equity in earnings in the first quarter of fiscal 2008 represented the addition of the joint venture in Europe, which was acquired as part of the acquisition of JLG.

Financial Condition

        During the first quarter of fiscal 2008, cash and cash equivalents increased by $57.8 million to $133.0 million at December 31, 2007. Cash provided from operating activities of $88.7 million funded capital expenditures of $23.9 million and dividends of $7.4 million. Cash provided from operations during the first quarter of fiscal 2008 increased compared to the first quarter of fiscal 2007 due to higher earnings and improved working capital management.

        Working capital of $722.0 million at December 31, 2007 was $75.1 million higher than at September 30, 2007. Proceeds from the collection of receivables funded the seasonal build in inventory and the payment of income taxes.

        Total capitalization of $4.5 billion at December 31, 2007 included short-term debt of $0.1 billion, long-term debt (excluding current maturities) of $3.0 billion and shareholders’ equity of $1.4 billion. The Company’s total capitalization at September 30, 2007 was $4.5 billion. Total debt as a percentage of total capitalization at December 31, 2007 was 68.1% compared to 68.7% at September 30, 2007.

Liquidity and Capital Resources

        The Company had cash and cash equivalents of $133.0 million and $534.8 million of unused availability under the terms of its Revolving Credit Facility (as defined below) as of December 31, 2007. The Company’s primary cash requirements include working capital, capital expenditures, dividends, and interest and principal payments on indebtedness.

        On December 6, 2006, to finance the acquisition of JLG and to refinance a previous credit facility, the Company entered into a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions. The Credit Agreement consists of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). The $500.0 million Term Loan A requires principal payments of $12.5 million, plus interest, due quarterly through September 2011, with a final principal payment of $262.5 million due December 6, 2011. The $2.6 billion Term Loan B requires principal payments of $6.5 million, plus interest, due quarterly through September 2013, with a final principal payment of $2,424.5 million due December 6, 2013. As a result of excess available cash at September 30, 2007, the Company prepaid quarterly principal payments totaling $19.0 million, which were originally due in March 2008. At December 31, 2007, outstanding letters of credit of $15.2 million reduced available capacity under the Revolving Credit Facility to $534.8 million.

        The estimated future maturities under the Credit Agreement for the five fiscal years succeeding September 30, 2007 and thereafter are as follows: 2008 (remaining nine months) — $38.0 million; 2009 — $76.0 million; 2010 — $76.0 million; 2011 — $76.0 million; 2012 — $288.5 million; 2013 — $26.0 million and $2,424.5 million thereafter.

        Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5% or a bank’s “Prime Rate”) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted-average interest rate on borrowings outstanding at December 31, 2007 was 6.65% and 6.90% for the Term Loans A and B, respectively.

        To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes the variable portion of the interest rate on debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The notional amount of the swap at December 31, 2007 was $2.0 billion and reduces in varying amounts annually each December until the termination date. Neither the Company nor the counterparty, which is a prominent financial institution, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults.

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

        The Credit Agreement contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement also requires maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined) of 4.75x for the fiscal quarters ending on December 31, 2007 through September 30, 2008, reducing to 4.25x for the fiscal quarters ending on December 31, 2008 through September 30, 2009 and 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance with these covenants at December 31, 2007.

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

        The Company has observed an increase in requests for longer payment terms in its access equipment segment as a result of competitive factors in that market. To the extent these requests are granted, this will adversely impact liquidity; however, based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for fiscal 2008.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

        The Company’s contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended September 30, 2007 have not materially changed since that report was filed.

Application of Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The significant accounting policies and methods used in the preparation of the consolidated financial statements are described in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The Company’s application of critical accounting policies has not materially changed since that report was filed.

Critical Accounting Estimates

        The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2007 have not materially changed since that report was filed.

New Accounting Standards

        Refer to Notes 1 and 15 of the Notes to the Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s consolidated financial statements of new accounting standards.

Customers and Backlog

        Sales to the U.S. government comprised approximately 27% of the Company’s net sales in the first three months of fiscal 2008. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at December 31, 2007 increased 2.9% to $3,193.8 million compared to $3,104.4 million at December 31, 2006. The access equipment segment backlog decreased 21.9% to $922.9 million at December 31, 2007 compared to $1,181.3 million at December 31, 2006 due to the timing of receipt of orders from large rental customers in North America, offset in part by increased international demand. The defense segment backlog increased 68.5% to $1,448.4 million at December 31, 2007 compared to $859.4 million at December 31, 2006 due to the renewal of the FHTV contract in February 2007 and additional contract funding received in the May 2007 federal supplemental spending bill. Fire & emergency segment backlog decreased 17.2% to $573.2 million at December 31, 2007 compared to $692.0 million at December 31, 2006 due to the aftereffects of the pre-buy in advance of the January 2007 diesel engine emissions standards changes, weaker municipal spending and the impact of an uncertain outlook for the U.S. economy. Commercial segment backlog decreased 33.0% to $249.3 million at December 31, 2007 compared to $371.7 million at December 31, 2006 due to the aforementioned impact of lower U.S. residential construction and the January 2007 diesel engine emission standards changes. Unit backlog for refuse collection vehicles was down 29.9% domestically compared to December 31, 2006. Unit backlogs for front-discharge and rear-discharge concrete mixers were down 49.4% and 58.4%, respectively, as compared to December 31, 2006. Unit backlog for refuse collection vehicles was up 53.1% in Europe as a result of better demand in the United Kingdom and the return of chassis availability in France. Approximately 13.6% of the Company’s December 31, 2007 backlog is not expected to be filled in fiscal 2008.

        Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV, Indefinite Delivery/Indefinite Quantity and Logistics Vehicle System Replacement (“LVSR”) contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.

Fiscal 2008 Outlook

        The Company estimates that fiscal 2008 consolidated net sales will range between $7.1 billion and $7.3 billion, an increase from fiscal 2007 net sales of 12.6% to 15.7%. All comparisons are to the Company’s fiscal 2007 results and assume no new acquisitions.

        The Company expects access equipment segment sales in fiscal 2008 will increase about 25.0%. The increase in sales reflects an additional two months of sales as JLG’s results were only included in the Company’s consolidated results since the date of acquisition in December 2006, strong sales in Europe and other international markets, offset in part by lower sales in North America due to continued weakness in the residential construction market and an expected mid-economic cycle slow-down in non-residential spending.

        Based on additional funding provided for the Company’s truck programs in recently enacted federal spending bills intended to fund Operation Iraqi Freedom, the Company is projecting defense segment sales to grow approximately 25.0% in fiscal 2008, including an increase in defense parts and service sales due to higher estimated armor kit sales in the second half of fiscal 2008. The projected increase in defense sales in fiscal 2008 does not include any additional orders for MRAP vehicles, other than the contract that is currently in backlog for six Bull armored vehicles.

        The Company expects fire & emergency segment sales percentage growth to be approximately 5.0% in fiscal 2008 as a result of organic growth in the domestic fire apparatus and airport products businesses, offset by the impact of weaker demand for towing and recovery equipment, mobile medical trailers and broadcast vehicles.

        The Company estimates that commercial segment sales will decrease about 15% to 20% in fiscal 2008 due to weak U.S. residential construction and slower demand following the diesel engine emissions standards changes effective January 2007. The Company now expects demand will not improve until fiscal 2009. The Company expects that European refuse collection vehicle sales will be higher in fiscal 2008 due to better chassis availability in France and higher demand in the United Kingdom.

        The Company is projecting consolidated operating income of between $675.0 million and $700.0 million in fiscal 2008.

        The Company is projecting access equipment operating income margins to increase 150 to 200 basis points in fiscal 2008, reflecting the benefits of additional volume, a favorable product mix, the benefits from foreign currency exchange rate changes, the benefits of cost reduction initiatives and the elimination of certain non-recurring purchase accounting charges. Defense segment operating income margins are projected to decrease 250 to 300 basis points in fiscal 2008, primarily reflecting lower margins on the renewal of the FHTV contract and on armor kit sales and incremental bid and proposal spending on the JLTV program competition. Fire & emergency segment operating income margins are projected to be approximately flat in fiscal 2008. Commercial segment operating income margins are projected to be down about 150 to 200 basis points in fiscal 2008 as a result of lower domestic sales and anticipated restructuring charges at the Company’s European refuse collection vehicle business.

        The Company estimates that corporate operating expenses and inter-segment profit eliminations will increase approximately $30.0 million in fiscal 2008. The increase reflects additional estimated expense associated with stock-based compensation awards, the costs of several large information technology projects and the investment in additional staff. The Company estimates that net interest and other expenses will increase to between $215.0 and $220.0 million in fiscal 2008 largely due to the inclusion of interest on the JLG acquisition debt for an entire year.

        The Company estimates that in fiscal 2008 its effective income tax rate will decline to approximately 33.5% as a result of the continued phase-in of the domestic manufacturing deduction, a favorable tax incentive agreement in Europe and increased earnings in lower tax rate countries. The Company estimates that equity in earnings of unconsolidated affiliates will approximate $3.5 to $4.0 million.

        During fiscal 2008, the Company expects to reduce its outstanding debt by approximately $300 to $400 million, resulting in debt of $2.65 to $2.75 billion at September 30, 2008. The Company anticipates capital spending to approximate $110 million in fiscal 2008.

        These estimates result in the Company’s estimates of fiscal 2008 net income between $312.0 million and $327.0 million and earnings per share between $4.15 and $4.35. The Company expects its earnings per share in the second quarter of fiscal 2008 to be $0.85 to $0.90 per share compared to $0.68 per share in the second quarter of fiscal 2007 due to increased revenues and the elimination of certain non-recurring purchase accounting charges for JLG.

Certain Assumptions

        The expectations set forth in “Executive Overview” and “Fiscal 2008 Outlook” are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, those relating to the Company’s ability to integrate the acquired JLG business; the Company’s ability to turn around the Geesink business sufficiently to support its current valuation resulting in no impairment charges; the Company’s estimates for the level of concrete placement activity, housing starts, non-residential construction spending and mortgage rates; the performance of the U.S. and European economies generally, each of which could move into recession; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies, in particular at JLG, McNeilus, Geesink and Medtec; the availability of defense truck carcasses for remanufacturing; the anticipated level of production and margins associated with the FHTV contract, the Indefinite Demand/Indefinite Quantity truck remanufacturing contract, the Medium Tactical Vehicle Replacement follow-on contract, the LVSR contract and international defense truck contracts; the Company’s ability to produce defense trucks at increased levels in fiscal 2008; the Company’s estimates for capital expenditures of rental and construction companies for JLG’s products, of municipalities for fire & emergency and refuse collection vehicles, of airports for aircraft rescue and snow removal products and of large commercial waste haulers generally and with the Company; federal funding levels for U.S. Department of Homeland Security and spending by governmental entities on homeland security apparatus; the Company’s estimates of the impact of changing fuel prices and credit availability on capital spending of towing operators; the Company’s planned spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the expected level of commercial “package” body and purchased chassis sales compared to “body only” sales; anticipated levels of capital expenditures by the Company; the Company’s estimates for costs relating to litigation, product warranty, product liability, insurance, stock options, performance share awards, bad debts, personnel and raw materials; the Company’s estimates for debt levels, interest rates, foreign exchange rates, working capital needs and effective tax rates; and that the Company does not complete any acquisitions in the short term. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results that the forward-looking statements contemplate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates, commodity and foreign exchange risk are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 have not materially changed since that report was filed.

ITEM 4.	CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended December 31, 2007. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2007 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        Changes in internal control. There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        None.

ITEM 1A.	RISK FACTORS

        Our financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control that may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, which have not materially changed other than as set forth below.

Our markets are highly cyclical and a decline in these markets could have a material adverse effect on our operating performance.

        A decline in overall customer demand in our cyclical access equipment, commercial and fire & emergency markets could have a material adverse effect on our operating performance. The access equipment market that JLG operates in is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by residential and non-residential construction spending and by other factors. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Domestic and European refuse collection vehicle markets are also highly cyclical and impacted by the strength of the economy generally and municipal tax receipts. Fire & emergency markets are modestly cyclical and are impacted by the economy generally and municipal tax receipts. Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season.

        The U.S. economy is experiencing a downturn, which has negatively impacted a number of markets in which we participate, including the concrete mixer and telehandler markets. These conditions have negatively impacted our sales volumes in the U.S. for concrete mixers, telehandlers and certain other products. U.S. housing starts were weak in fiscal 2007 and the first quarter of fiscal 2008 causing lower demand for our concrete mixers and telehandlers in the U.S., and we do not expect housing starts to improve until calendar 2009. We also expect U.S. non-residential construction spending to weaken by mid fiscal 2008 for two to three quarters and then recover in fiscal 2009, which may cause weakness in other markets of ours, including the aerial work platform market. In addition, customers of ours such as municipalities have been reducing their expenditures for fire & emergency equipment in anticipation of lower tax revenues. The towing and recovery equipment market is also being negatively impacted by the U.S. economy. We cannot provide any assurance that this downturn will not continue or become more severe, and the U.S. economy may be entering a recession. If these markets face further downturns, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

        Furthermore, our commercial and fire & emergency businesses saw an increase in sales in fiscal 2006 and the first half of fiscal 2007 as customers pre-purchased truck chassis in anticipation of changes in diesel engine emissions standards effective January 1, 2007. As a result of this, we experienced weak demand in our fire & emergency and commercial markets in the first quarter of fiscal 2008 and we expect this to continue throughout fiscal 2008 in our commercial markets and to a lesser extent in our fire & emergency markets.

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

If we are unable to successfully turn around the profitability of our Geesink Norba Group, then we may be required to record a non-cash impairment charge for Geesink Norba Group goodwill.

        The Geesink Norba Group, our European refuse collection vehicle business, operated at a loss in fiscal 2007 due to soft market demand for its products in the United Kingdom, the lack of available chassis for mounting refuse collection vehicles in France and some market share losses. We have taken steps to turn around the Geesink Norba Group business, including selling an unprofitable facility in The Netherlands during the first quarter of fiscal 2008 and reaching an agreement with the Works Council in Sweden regarding rationalizing a facility in that country, reducing its work force, installing new executive leadership, integrating operations with JLG, implementing lean manufacturing practices, introducing new products and outsourcing components to lower cost manufacturing sites. We incurred an operating loss at this business again in the first quarter of fiscal 2008 as we executed on a number of the turnaround initiatives described above. We expect to incur additional operating losses in fiscal 2008 as we continue these turnaround activities. We may incur costs to continue to implement any such turn around beyond our current expectations for such costs. In addition, we cannot provide any assurance that the Geesink Norba Group will be able to operate profitably after such activities have been completed. Further, if we are unable to continue to turn around the business of the Geesink Norba Group, then we may be required to record a non-cash impairment charge for Geesink Norba Group goodwill, and there could be other material adverse effects on our net sales, financial condition, profitability and/or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of the Company’s Common Stock. The Company did not repurchase any shares under the authorization during the quarter ended December 31, 2007. As of December 31, 2007, the Company had authority to repurchase 3,230,790 shares of Common Stock under that program. The repurchase authorization does not expire. The Credit Agreement restricts the Company’s ability to repurchase shares of its Common Stock through financial covenants. The Credit Agreement also limits the amount of dividends and other types of distributions to $40.0 million during any fiscal year plus the positive result of (x) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after December 6, 2006, minus (y) the cumulative amount of all dividends and other types of distributions made in any fiscal year ending after December 6, 2006, that exceeded $40.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of these covenants.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 1, 2008.

31.2	Certification by the Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 1, 2008.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated February 1, 2008.

32.2	Written Statement of the Executive Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. ss.1350, dated February 1, 2008.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH TRUCK CORPORATION

February 1, 2008	/S/ Robert G. Bohn
Robert G. Bohn
Chairman and Chief Executive Officer
(Principal Executive Officer)
February 1, 2008	/S/ David M. Sagehorn
David M. Sagehorn
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
February 1, 2008	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek
Senior Vice President Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 1, 2008.

31.2	Certification by the Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 1, 2008.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated February 1, 2008.

32.2	Written Statement of the Executive Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. ss.1350, dated February 1, 2008.