Form 10-Q
period 2008-03-31
OSHKOSH CORP
filed 2008-05-01
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 1-31371

Oshkosh Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0520270
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
P.O. Box 2566
Oshkosh, Wisconsin	54903-2566
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 235-9151

Oshkosh Truck Corporation
(Former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

As of April 28, 2008, 74,518,565 shares of the Registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION		Page
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Consolidated Statements of Income for the
	Three Months and Six Months Ended March 31, 2008 and 2007	3
	Condensed Consolidated Balance Sheets at
	March 31, 2008 and September 30, 2007	4
	Condensed Consolidated Statement of Shareholders’ Equity for the
	Six Months Ended March 31, 2008	5
	Condensed Consolidated Statements of Cash Flows for the
	Six Months Ended March 31, 2008 and 2007	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
	OF OPERATIONS	25
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36
ITEM 4.	CONTROLS AND PROCEDURES	36

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION
Condensed Consolidated Statements of Income
(In millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net sales	$1,772.6	$1,660.7	$3,272.5	$2,667.5
Cost of sales	1,449.5	1,386.4	2,697.4	2,220.5

Gross income	323.1	274.3	575.1	447.0
Operating expenses:
Selling, general and administrative	138.2	120.8	261.6	202.8
Amortization of purchased intangibles	16.7	18.7	35.4	25.8

Total operating expenses	154.9	139.5	297.0	228.6

Operating income	168.2	134.8	278.1	218.4
Other income (expense):
Interest expense	(55.0)	(63.1)	(111.3)	(83.9)
Interest income	1.5	2.1	3.3	2.8
Miscellaneous, net	(3.5)	0.8	(5.6)	0.5

	(57.0)	(60.2)	(113.6)	(80.6)

Income before provision for income taxes,
equity in earnings of unconsolidated
affiliates and minority interest	111.2	74.6	164.5	137.8
Provision for income taxes	40.8	26.8	58.9	49.6

Income before equity in earnings
of unconsolidated affiliates
and minority interest	70.4	47.8	105.6	88.2
Equity in earnings of unconsolidated
affiliates, net of income taxes	1.9	2.9	3.7	3.9
Minority interest, net of income taxes	0.3	0.2	0.6	--

Net income	$72.6	$50.9	$109.9	$92.1

Earnings per share:
Basic	$0.98	$0.69	$1.49	$1.25
Diluted	$0.97	$0.68	$1.47	$1.23

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts; unaudited)

	March 31, 2008	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$52.0	$75.2
Receivables, net	1,034.8	1,076.2
Inventories, net	1,168.3	909.5
Deferred income taxes	80.4	77.5
Other current assets	37.8	56.5

Total current assets	2,373.3	2,194.9
Investment in unconsolidated affiliates	39.8	35.1
Property, plant and equipment, net	441.4	429.6
Goodwill, net	2,511.6	2,435.4
Purchased intangible assets, net	1,130.7	1,162.1
Other long-term assets	161.2	142.7

Total assets	$6,658.0	$6,399.8

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$117.6	$81.5
Accounts payable	689.8	628.1
Customer advances	324.0	338.0
Payroll-related obligations	104.0	105.0
Income taxes payable	8.7	64.0
Accrued warranty	84.0	88.2
Other current liabilities	252.9	243.2

Total current liabilities	1,581.0	1,548.0
Long-term debt, less current maturities	2,937.5	2,975.6
Deferred income taxes	321.2	340.1
Other long-term liabilities	246.5	138.7
Commitments and contingencies
Minority interest	3.6	3.8
Shareholders’ equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized;
none issued and outstanding)	--	--
Common Stock ($.01 par value; 300,000,000 shares authorized;
74,518,565 and 74,235,751 issued, respectively)	0.7	0.7
Additional paid-in capital	243.7	229.2
Retained earnings	1,128.5	1,036.3
Accumulated other comprehensive income	195.3	129.0
Common Stock in treasury, at cost (28,073 shares at September 30, 2007)	--	(1.6)

Total shareholders’ equity	1,568.2	1,393.6

Total liabilities and shareholders’ equity	$6,658.0	$6,399.8

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock in Treasury at Cost		Total
Balance at September 30, 2007	$0.7	$229.2	$1,036.3	$129.0	$(1.	6)	$1,393.6
Net income	--	--	109.9	--	--		109.9
Change in fair value of derivative hedging
instruments, net of tax of $25.5	--	--	--	(43.4)	--		(43.4)
Minimum pension liability adjustment,
net of tax of $0.6	--	--	--	1.1	--		1.1
Currency translation adjustments	--	--	--	108.6	--		108.6
Cash dividends ($0.20 per share)	--	--	(14.8)	--	--		(14.8)
Exercise of stock options	--	2.7	--	--	1.6		4.3
Tax benefit related to stock options exercised	--	3.3	--	--	--		3.3
Stock-based compensation expense
related to employee stock-based awards	--	8.5	--	--	--		8.5
Adjustment to initially adopt Financial Accounting
Standards Interpretation No. 48 - See Note 15	--	--	(2.9)	--	--		(2.9)

Balance at March 31, 2008	$0.7	$243.7	$1,128.5	$195.3	$--		$1,568.2

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Condensed Consolidated Statements of Cash Flows
(In millions; unaudited)

	Six Months Ended March 31,
	2008	2007
Operating activities:
Net income	$109.9	$92.1
Non-cash and other adjustments	66.2	52.2
Changes in operating assets and liabilities	(149.2)	101.1

Net cash provided by operating activities	26.9	245.4
Investing activities:
Acquisition of business, net of cash acquired	--	(3,140.4)
Additions to property, plant and equipment	(44.7)	(26.2)
Additions to equipment held for rental	(8.5)	(14.6)
Proceeds from sale of property, plant and equipment	2.7	0.5
Proceeds from sale of equipment held for rental	6.4	1.8
Distribution of capital from unconsolidated affiliates	--	1.5
Decrease in other long-term assets	0.1	0.4

Net cash used by investing activities	(44.0)	(3,177.0)
Financing activities:
Proceeds from issuance of long-term debt	--	3,100.0
Debt issuance costs	--	(34.9)
Repayment of long-term debt	(0.6)	(19.5)
Net repayments under revolving credit facility	(1.3)	(81.8)
Proceeds from exercise of stock options	4.3	4.0
Excess tax benefits from stock-based compensation	2.8	3.4
Dividends paid	(14.8)	(14.8)

Net cash (used) provided by financing activities	(9.6)	2,956.4
Effect of exchange rate changes on cash	3.5	--

(Decrease) increase in cash and cash equivalents	(23.2)	24.8
Cash and cash equivalents at beginning of period	75.2	22.0

Cash and cash equivalents at end of period	$52.0	$46.8

Supplementary disclosures:
Depreciation and amortization	$76.2	$55.8
Cash paid for interest	110.9	65.0
Cash paid for income taxes	58.3	11.2

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

        On February 5, 2008, the shareholders of Oshkosh Truck Corporation approved the change of the name of the corporation to Oshkosh Corporation (the “Company”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007. The interim results are not necessarily indicative of results for the full year.

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

        In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The Company will be required to adopt SFAS No. 157 as of October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s financial condition, results of operations and cash flows.

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

OSHKOSH CORPORATION
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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pro forma Information

        The following unaudited pro forma financial information for the six months ended March 31, 2007 assumes that the acquisition of JLG had been completed as of October 1, 2006 (in millions, except per share amounts):

Net sales	$3,063.3
Net income	77.6
Earnings per share:
Basic	$1.06
Diluted	$1.04

        The pro forma information does not purport to be indicative of results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

3.	Receivables

        Receivables consist of the following (in millions):

	March 31, 2008	September 30, 2007
U.S. government:
Amounts billed	$109.9	$133.0
Cost and profits not billed	20.7	13.3

	130.6	146.3
Other trade receivables	841.3	856.3
Finance receivables	29.7	36.1
Pledged finance receivables	9.1	10.4
Note receivables	67.7	53.0
Other receivables	56.0	68.4

	1,134.4	1,170.5
Less allowance for doubtful accounts	(23.1)	(31.0)

	$1,111.3	$1,139.5

Current receivables	$1,034.8	$1,076.2
Long-term receivables	76.5	63.3

	$1,111.3	$1,139.5

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Pledged finance receivables result from the transfer of finance receivables to third parties in exchange for cash. In compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” these transfers are accounted for as debt on the Company’s consolidated balance sheets. As of March 31, 2008, the Company’s maximum loss exposure associated with these transactions was $8.4 million.

        Finance and pledged finance receivables consist of the following (in millions):

	March 31, 2008	September 30, 2007
Finance receivables	$32.1	$34.7
Pledged finance receivables	9.1	10.4

	41.2	45.1
Estimated residual value	2.0	6.5
Less unearned income	(4.4)	(5.1)

Net finance and pledged finance receivables	38.8	46.5
Less allowance for doubtful accounts	(1.3)	(1.5)

	$37.5	$45.0

        The contractual maturities of the Company’s finance and pledged finance receivables at March 31, 2008 are as follows: 2008 (remaining six months) — $12.9 million; 2009 — $12.1 million; 2010 — $5.2 million; 2011 — $5.8 million; 2012 — $3.5 million; 2013 — $0.7 million; and thereafter — $1.0 million.

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

4.	Inventories

        Inventories consist of the following (in millions):

	March 31, 2008	September 30, 2007
Raw materials	$460.0	$406.7
Partially finished products	286.9	302.4
Finished products	626.0	390.5

Inventories at FIFO cost	1,372.9	1,099.6
Less: Progress/performance-based payments on
U.S. government contracts	(152.6)	(143.7)
Excess of FIFO cost over LIFO cost	(52.0)	(46.4)

	$1,168.3	$909.5

        Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

        Inventory includes costs which are amortized to expense as sales are recognized under certain contracts. At March 31, 2008 and September 30, 2007, unamortized costs related to long-term contracts of $8.3 million and $6.1 million, respectively, were included in inventory.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Investments in Unconsolidated Affiliates

        The Company records its investments in, and share of earnings of, Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), RiRent Europe, B.V. (“RiRent”), and Mezcladores Trailers de Mexico, S.A. de C.V. (“Mezcladores”) under the equity method of accounting. Earnings, net of related income taxes, are reflected in Equity in Earnings of Unconsolidated Affiliates. Mezcladores manufactures and markets concrete mixers, concrete batch plants and refuse collection vehicles in Mexico. The Company’s investment in Mezcladores was $6.7 million at March 31, 2008, which represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in Mezcladores.

        The Company and an unaffiliated third party are general partners in OMFSP. OMFSP engages in new vendor lease business providing financing to certain customers of the Company. The Company sells vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers. Company sales to OMFSP were $18.1 million and $39.2 million for the six months ended March 31, 2008 and 2007, respectively. Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 4.0% to 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% to 6.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. All such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of FIN 46R, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

        The Company’s investment in OMFSP was $18.2 million at March 31, 2008. The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in OMFSP.

        The Company and an unaffiliated third party are joint venture partners in RiRent. RiRent is in business to maintain a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not lease or rent directly to end users. The Company’s sales to RiRent were $29.8 million and $12.9 million for the six months ended March 31, 2008 and the period from date of acquisition (December 6, 2006) through March 31, 2007, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years.

        Included in investments in unconsolidated affiliates in the Company’s Condensed Consolidated Balance Sheet at March 31, 2008 is JLG’s investment in RiRent of $14.9 million, which represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in RiRent. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Property, Plant and Equipment

        The following table presents details of the Company’s property, plant and equipment (in millions):

	March 31, 2008	September 30, 2007
Land and land improvements	$46.5	$46.8
Equipment on operating lease to others	27.5	26.4
Buildings	217.5	209.8
Machinery and equipment	415.2	382.6
Construction in progress	--	1.7

	706.7	667.3
Less accumulated depreciation	(265.3)	(237.7)

	$441.4	$429.6

        Depreciation expense was $37.6 million and $27.1 million for the six months ended March 31, 2008 and 2007, respectively. Equipment on operating lease to others represents the cost of equipment sold to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at March 31, 2008 and September 30, 2007 was $21.3 million and $22.6 million, respectively.

7.	Goodwill and Purchased Intangible Assets

        The following table presents the changes in goodwill during the six months ended March 31, 2008 (in millions):

Segment	September 30, 2007	Translation	Other	March 31, 2008
Access equipment	$1,853.7	$37.8	$18.6	$1,910.1
Fire & emergency	230.8	3.6	--	234.4
Commercial	350.9	16.2	--	367.1

Total	$2,435.4	$57.6	$18.6	$2,511.6

        Amounts included in the other column included adjustments of intangible assets and certain pre-acquisition contingencies related to JLG upon finalization of certain appraisals.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        During the first quarter of fiscal 2008, the Company finalized its purchase accounting for the JLG acquisition resulting in adjustments to the purchased intangible assets. Details of the Company’s total purchased intangible assets are as follows (in millions):

	March 31, 2008
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(15.7)	$39.7
Non-compete	10.4	57.2	(43.0)	14.2
Technology-related	11.9	118.9	(25.3)	93.6
Customer relationships	12.5	606.3	(67.7)	538.6
Other	12.0	16.7	(8.1)	8.6

	14.0	854.5	(159.8)	694.7
Non-amortizable tradenames		436.1	(0.1)	436.0

Total		$1,290.6	$(159.9)	$1,130.7

	September 30, 2007
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(15.0)	$40.4
Non-compete	10.4	57.2	(38.4)	18.8
Technology-related	11.8	128.2	(20.5)	107.7
Customer relationships	12.7	587.4	(41.1)	546.3
Other	12.0	16.7	(7.4)	9.3

	14.1	844.9	(122.4)	722.5
Non-amortizable tradenames		439.7	(0.1)	439.6

Total		$1,284.6	$(122.5)	$1,162.1

        Excluding the impact of any future acquisitions, the estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2007 are as follows: 2008 (remaining six months) — $34.4 million; 2009 — $66.2 million; 2010 — $65.1 million; 2011 — $64.5 million; 2012 — $64.4 million; and 2013 — $62.5 million.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Credit Agreements

        The Company was obligated under the following debt instruments (in millions):

	March 31, 2008	September 30, 2007
Senior Secured Facility:
Revolving line of credit	$--	$--
Term loan A	437.5	437.5
Term loan B	2,567.5	2,567.5
Limited recourse debt from finance receivables monetizations	9.1	11.1
Other long-term facilities	5.6	5.9

	3,019.7	3,022.0
Less current portion	(82.2)	(46.4)

	$2,937.5	$2,975.6

Current portion of long-term debt	$82.2	$46.4
Other short-term facilities	35.4	35.1

	$117.6	$81.5

        The Company has a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions, which consists of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). The $500.0 million Term Loan A requires principal payments of $12.5 million, plus interest, due quarterly through September 2011, with a final principal payment of $262.5 million due December 6, 2011. The $2.6 billion Term Loan B requires principal payments of $6.5 million, plus interest, due quarterly through September 2013, with a final principal payment of $2,424.5 million due December 6, 2013. At March 31, 2008, outstanding letters of credit of $21.8 million reduced available capacity under the Revolving Credit Facility to $528.2 million.

        The estimated future maturities under the Credit Agreement for the five fiscal years succeeding September 30, 2007 and thereafter are as follows: 2008 (remaining six months) — $38.0 million; 2009 — $76.0 million; 2010 — $76.0 million; 2011 — $76.0 million; 2012 — $288.5 million; 2013 — $26.0 million and $2,424.5 million thereafter.

        Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5% or a bank’s “Prime Rate”) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted-average interest rate on borrowings outstanding at March 31, 2008 was 4.51% and 4.76% for the Term Loans A and B, respectively.

        To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes the variable portion of the interest rate on debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The notional amount of the swap at March 31, 2008 was $2.0 billion and reduces in varying amounts annually each December until the termination date. The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments. In accordance with SFAS No. 133, the effective portion of the change in fair value of the derivative will be recorded in “Accumulated Other Comprehensive Income,” while any ineffective portion is recorded as an adjustment to interest expense. At March 31, 2008, a loss of $88.6 million ($55.8 million net of tax), representing the fair value of the interest rate swap, is recorded in “Accumulated Other Comprehensive Income.” The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense when the hedged, forecasted interest is recorded.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 5.105% and the counterparty will pay the Company interest on the notional amount at a variable rate equal to 3-month LIBOR. The 3-month LIBOR rate applicable to this agreement was 2.69% at March 31, 2008. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 3-month LIBOR fluctuates. Neither the Company nor the counterparty, which is a prominent financial institution, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults.

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

        The Credit Agreement contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement also requires maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined) of 4.75x for the fiscal quarters ending on or before September 30, 2008, reducing to 4.25x for the fiscal quarters ending on December 31, 2008 through September 30, 2009 and 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance with these covenants at March 31, 2008.

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

        As a result of the sale of finance receivables through limited recourse monetization transactions, the Company has $9.1 million of limited recourse debt outstanding as of March 31, 2008. The aggregate amount of limited recourse debt outstanding at March 31, 2008 becomes due in fiscal 2008 and 2009 as follows: $5.1 million and $4.0 million, respectively.

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Changes in the Company’s warranty liability were as follows (in millions):

	Six Months Ended March 31,
	2008	2007
Balance at beginning of period	$88.2	$56.9
Acquisitions	--	20.8
Warranty provisions for the period	32.9	24.7
Settlements made during the period	(30.6)	(22.7)
Changes in liability for pre-existing warranties
during the period, including expirations	(7.3)	(1.2)
Foreign currency translation adjustment	0.8	0.3

Balance at end of period	$84.0	$78.8

        Liabilities for pre-existing warranty claims decreased by $7.3 million for the first six months of fiscal 2008 as a result of lower than expected claims combined with the expiration of a systemic warranty during the period on a billion dollar, multi-year contract in the defense segment. Actual warranty claims experience in the defense segment has generally declined since the start of the conflicts in Afghanistan and Iraq.

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

        The Company provides guarantees of certain customers’ obligations under deferred payment contracts and lease payment agreements to third parties. Guarantees provided prior to February 1, 2008 are limited to $1.0 million per year in total. In January 2008, the Company increased the guarantee, for contracts signed after February 1, 2008, under this arrangement to $3.0 million per year. These guarantees are mutually exclusive and until the portfolio under the $1.0 million guarantee is repaid, the Company has exposure of up to $4.0 million per year. Both guarantees are supported by the residual value of the underlying equipment. The Company’s actual losses under these guarantees over the last ten years have been negligible. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for all such guarantees issued after January 1, 2003, the Company has recorded the fair value of the guarantee as a liability and a reduction of the initial revenue recognized on the sale of equipment. Liabilities accrued since January 1, 2003 for such guarantees were not significant.

        In the access equipment segment, the Company is party to multiple agreements whereby it guaranteed $125.7 million in indebtedness of others as of March 31, 2008, including $116.2 million maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party debt. As of March 31, 2008, 26% of the Company’s third-party debt guarantee obligations related to two customers. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability, among other things, to take possession of the underlying collateral. At March 31, 2008, the Company had recorded $4.4 million of liabilities related to these agreements. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional accruals may be required. While the Company believes it is unlikely that it would experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations, and in the event that occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of those reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, the finance company’s inability to provide the Company clear title to foreclosed equipment and other conditions.

OSHKOSH CORPORATION
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

        At March 31, 2008, the U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” totaled $8.9 million in notional amounts, including $8.5 million in contracts to purchase Euro and $0.4 million in contracts to sell Euro. At March 31, 2008, net unrealized losses (net of related tax effect of $0.2 million) related to forward foreign exchange contracts totaling $0.4 million have been included in accumulated other comprehensive income (loss). All balances are expected to be reclassified from accumulated other comprehensive income (loss) to earnings during the next twelve months due to actual export sales and sales of products whose underlying costs contain purchases denominated in foreign currencies.

        The Company has entered into forward foreign exchange currency contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under SFAS No. 133, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives are included in the Condensed Consolidated Balance Sheets in other current assets and other current liabilities. At March 31, 2008, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $338.4 million in notional amounts, including $238.5 million in contracts to sell Euro and $51.0 million in contracts to sell U.K. pounds sterling, with the remaining contracts covering a variety of foreign currencies.

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

        Under the 2004 Incentive Stock and Awards Plan (“the 2004 Plan”), which replaced the 1990 Incentive Stock Plan, as amended (the “1990 Plan”) (collectively, “equity-based compensation plans”), officers, other key employees and directors may be granted options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Participants may also be awarded grants of nonvested stock and performance shares under the 2004 Plan, which expires on February 3, 2014. Options and nonvested stock awards generally become exercisable ratably on the first, second and third anniversary of the date of grant. There are no vesting provisions tied to performance conditions for any outstanding options and nonvested stock awards. Vesting for all outstanding options or nonvested stock awards is based solely on continued service as an employee of the Company and generally vest upon retirement. Options to purchase shares expire not later than ten years and one month after the grant of the option. Performance share awards under the 2004 Plan vest at the end of the third fiscal year following the grant date and are earned only if the Company’s total shareholder return over the three years compares favorably to that of a comparator group of companies.

        The Company recognizes compensation expense for stock options, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended March 31, 2008 was $4.3 million ($2.8 million net of tax) and $8.5 million ($5.5 million net of tax), respectively. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended March 31, 2007 was $3.4 million ($2.3 million net of tax) and $5.6 million ($3.9 million net of tax), respectively.

        The Company granted 36,000 and 26,000 options to purchase shares of stock during the six months ended March 31, 2008 and 2007, respectively. In addition, the Company issued 11,000 and 48,500 shares of nonvested stock during the six months ended March 31, 2008 and 2007, respectively.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.	Comprehensive Income

        Total comprehensive income is as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net income	$72.6	$50.9	$109.9	$92.1
Derivative instruments, net of
income taxes	(25.6)	(5.2)	(43.4)	(1.0)
Minimum pension liability adjustment,
net of income taxes	1.1	--	1.1	--
Currency translation adjustments	85.8	15.5	108.6	18.2

Other comprehensive income	61.3	10.3	66.3	17.2

Comprehensive income	$133.9	$61.2	$176.2	$109.3

13.	Earnings Per Share

        The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Basic weighted average share outstanding	73,899,328	73,535,741	73,856,333	73,444,391
Effect of dilutive stock options and other
equity-based compensation awards	981,697	1,236,534	1,062,837	1,241,322

Diluted weighted average shares outstanding	74,881,025	74,772,275	74,919,170	74,685,713

        Options to purchase 1,056,838 shares and 1,054,550 shares of Common Stock were outstanding during the three and six month periods ended March 31, 2008, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. Options to purchase 422,500 shares of Common Stock were outstanding during the three and six month periods ended March 31, 2007 but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.	Employee Benefit Plans

        Components of net periodic pension benefit cost were as follows (in millions):

	U.S. Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Service cost	$2.6	$2.5	$5.1	$4.8
Interest cost	2.5	2.3	5.1	4.6
Expected return on plan assets	(3.0)	(2.9)	(6.0)	(5.8)
Amortization of prior service cost	0.4	0.3	0.7	0.6
Curtailment	--	--	2.0	--
Amortization of net loss	0.5	0.6	1.0	1.3

Net periodic benefit cost	$3.0	$2.8	$7.9	$5.5

	Non-U.S. Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Service cost	$0.4	$0.3	$0.7	$0.5
Interest cost	0.4	0.2	0.8	0.4
Expected return on plan assets	(0.4)	(0.2)	(0.8)	(0.3)
Amortization of net loss	(0.1)	0.1	(0.1)	0.1

Net periodic benefit cost	$0.3	$0.4	$0.6	$0.7

        The Company expects to contribute approximately $5.0 million to $10.0 million to its pension plans in fiscal 2008 compared to $2.2 million in fiscal 2007.

        Components of net periodic other post-employment benefit costs were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Service cost	$0.4	$0.5	$0.9	$0.9
Interest cost	0.4	0.4	0.9	0.8
Amortization of net loss	0.1	0.1	0.1	0.2

Net periodic benefit cost	$0.9	$1.0	$1.9	$1.9

        The Company made contributions to fund benefit payments of $0.2 million and $0.2 million for the three month and $0.4 and $0.3 for the six month periods ended March 31, 2008 and 2007, respectively, under its other post-employment benefit plans. The Company estimates additional contributions of approximately $0.5 million will be made under these other post-employment plans prior to the end of fiscal 2008.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

        The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes in the Company’s Condensed Consolidated Statements of Income. At October 1, 2007, the Company had accrued $8.6 million for the potential payment of interest and penalties on gross unrecognized tax benefits. The Company recognized interest and penalties of $1.0 million and $2.0 million in the provision for income taxes in the Company’s Condensed Consolidated Statements of Income for the three and six months ended March 31, 2008, respectively.

        Tax years which remain subject to examination by tax authorities for the Company include years subsequent to 2005 in the United States and subsequent to 2006 in Belgium. In addition, JLG is subject to examination in the United States for periods subsequent to July 31, 2002.

        Unrecognized tax benefits related to items that are affected by expiring statutes of limitations within the next twelve months are not expected to be material.

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

        At March 31, 2008 and September 30, 2007, the Company had reserves of $3.9 million and $4.1 million, respectively, for losses related to environmental matters that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $258.8 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $21.8 million at March 31, 2008.

        Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $3.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At March 31, 2008 and September 30, 2007, the reserve for product and general liability claims was $51.5 million and $51.6 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

        In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate and other” includes corporate office expenses including share-based compensation, results of insignificant operations and intersegment eliminations. Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment and certain other assets pertaining to corporate activities. Summarized financial information concerning the Company’s product lines and reportable segments is as follows (in millions):

	Year Ended September 30, 2007			Year Ended September 30, 2006
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment (a)
Aerial work platforms	$1,493.7	$--	$1,493.7	$--	$--	$--
Telehandlers	796.8	--	796.8	--	--	--
Other	249.0	--	249.0	--	--	--

Total access equipment	2,539.5	--	2,539.5	--	--	--
Defense	1,412.1	4.4	1,416.5	1,311.9	5.3	1,317.2
Fire & emergency	1,107.4	34.8	1,142.2	925.8	35.7	961.5
Commercial
Concrete placement	619.3	--	619.3	697.9	0.6	698.5
Refuse collection	527.4	--	527.4	476.0	--	476.0
Other	101.6	--	101.6	15.8	--	15.8

Total commercial	1,248.3	--	1,248.3	1,189.7	0.6	1,190.3
Intersegment eliminations	--	(39.2)	(39.2)	--	(41.6)	(41.6)

Consolidated	$6,307.3	$--	$6,307.3	$3,427.4	$--	$3,427.4

(a)	Fiscal 2007 access equipment disclosures include the results of JLG subsequent to December 6, 2006, the date of acquisition.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$554.5	$--	$554.5	$371.7	$--	$371.7
Telehandlers	167.1	--	167.1	264.4	--	264.4
Other	91.5	--	91.5	71.8	--	71.8

Total access equipment	813.1	--	813.1	707.9	--	707.9
Defense	448.7	2.1	450.8	305.1	0.9	306.0
Fire & emergency	259.9	12.4	272.3	285.8	8.4	294.2
Commerical
Concrete placement	90.0	--	90.0	200.4	--	200.4
Refuse collection	139.6	--	139.6	132.7	--	132.7
Other	21.3	--	21.3	28.8	--	28.8

Total commercial	250.9	--	250.9	361.9	--	361.9
Intersegment eliminations	--	(14.5)	(14.5)	--	(9.3)	(9.3)

Consolidated	$1,772.6	$--	$1,772.6	$1,660.7	$--	$1,660.7

	Six Months Ended March 31, 2008			Six Months Ended March 31, 2007
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment (a)
Aerial work platforms	$933.7	$--	$933.7	$442.1	$--	$442.1
Telehandlers	324.8	--	324.8	298.1	--	298.1
Other	165.1	--	165.1	85.4	--	85.4

Total access equipment	1,423.6	--	1,423.6	825.6	--	825.6
Defense	845.7	3.4	849.1	615.5	2.2	617.7
Fire & emergency	521.9	23.0	544.9	545.5	14.7	560.2
Commercial
Concrete placement	160.4	--	160.4	357.2	--	357.2
Refuse collection	279.5	--	279.5	267.4	--	267.4
Other	41.4	--	41.4	56.3	--	56.3

Total commercial	481.3	--	481.3	680.9	--	680.9
Intersegment eliminations	--	(26.4)	(26.4)	--	(16.9)	(16.9)

Consolidated	$3,272.5	$--	$3,272.5	$2,667.5	$--	$2,667.5

(a)	Fiscal 2007 access equipment disclosures include the results of JLG subsequent to December 6, 2006, the date of acquisition.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Operating income (loss):
Access equipment(a)	$123.6	$53.2	$184.7	$55.6
Defense	59.7	52.8	123.6	107.4
Fire & emergency	20.6	27.6	42.8	52.2
Commercial	(5.5)	22.1	(15.7)	42.9
Corporate and other	(30.2)	(20.9)	(57.3)	(39.7)

Consolidated operating income	168.2	134.8	278.1	218.4
Interest expense, net of interest income	(53.5)	(61.0)	(108.0)	(81.1)
Miscellaneous other income (expense)	(3.5)	0.8	(5.6)	0.5

Income before provision for income taxes,
equity in earnings of unconsolidated
affiliates and minority interest	$111.2	$74.6	$164.5	$137.8

(a)	Fiscal 2007 access equipment disclosures include the results of JLG subsequent to December 6, 2006, the date of acquisition.

	March 31, 2008	September 30, 2007
Identifiable assets:
Access equipment:
U.S.	$2,878.4	$2,845.0
Europe (b)	1,351.9	1,032.1
Rest of world	118.4	282.5

Total access equipment	4,348.7	4,159.6
Defense - U.S.	252.8	251.5
Fire & emergency:
U.S.	747.1	761.3
Europe	128.0	119.0

Total fire & emergency	875.1	880.3
Commercial:
U.S. (b)	693.8	670.3
Other North America (b)	44.0	34.5
Europe	360.1	306.8

Total Commercial	1,097.9	1,011.6
Corporate and other - U.S.	83.5	96.8

Consolidated	$6,658.0	$6,399.8

(b)	Includes investment in unconsolidated affiliates.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Net sales by geographic region based on product shipment destination were as follows (in millions):

	Six Months Ended March 31,
	2008	2007
Net sales:
United States	$2,246.0	$2,090.0
Other North America	90.2	61.0
Europe, Africa and Middle East	759.8	422.3
Rest of world	176.5	94.2

Consolidated	$3,272.5	$2,667.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

        This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions “Executive Overview” and “Fiscal 2008 Outlook” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the Company’s ability to turn around its Geesink Norba Group (“Geesink”) business sufficiently to support its current valuation resulting in no impairment charge; the consequences of financial leverage associated with the JLG Industries, Inc. (“JLG”) acquisition; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, especially during a recession, which many believe the U.S. has already entered; the expected level and timing of U.S. Department of Defense (“DoD”) procurement of products and services and funding thereof; risks related to reductions in government expenditures and the uncertainty of government contracts; risks associated with international operations and sales, including foreign currency fluctuations; risks related to the collectibility of access equipment receivables; the Company’s ability to offset rising steel costs through cost decreases or product selling price increases; and the potential for increased costs relating to compliance with changes in laws and regulations. In addition, the Company’s expectations for fiscal 2008 are based in part on certain assumptions made by the Company, which are set forth under the caption “Certain Assumptions.” Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008.

        All forward-looking statements, including those under the captions “Executive Overview” and “Fiscal 2008 Outlook,” speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. The Company has adopted a policy that if the Company makes a determination that it expects the Company’s earnings per share for future periods for which projections are contained in this Quarterly Report on Form 10-Q to be lower than those projections, then the Company will publicly disseminate that fact. The Company’s policy also provides that if the Company makes a determination that it expects the Company’s earnings per share for future periods to be at or above the projections contained in this Quarterly Report on Form 10-Q, then the Company does not intend to publicly disseminate that fact. Except as set forth above, the Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

        All references herein to earnings per share refer to earnings per share assuming dilution.

General

        Major products manufactured and marketed by each of the Company’s business segments are as follows:

        Access equipment – a wide range of aerial work platforms, telehandlers, scissor lifts and vertical masts used in a variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. Access equipment is sold globally. Customers are primarily equipment rental companies, but also include construction contractors, manufacturing companies, home improvement centers and the U.S. military.

        Defense – heavy- and medium-payload tactical trucks and supply parts and services sold to the U.S. military and to other militaries around the world.

        Fire & emergency – custom and commercial firefighting vehicles and equipment, aircraft rescue and firefighting vehicles, snow removal vehicles, ambulances, and other emergency vehicles primarily sold to fire departments, airports and other governmental units in the Americas and abroad, wreckers and carriers sold to towing companies in the Americas and abroad, mobile medical trailers sold to hospitals and third party medical service providers in the U.S. and Europe and broadcast vehicles sold to broadcasters and TV stations in the Americas and abroad.

        Commercial – concrete mixers and components, portable and stationary concrete batch plants, refuse collection vehicles and components and waste transfer units sold to ready-mix companies and commercial and municipal waste haulers in North America, Europe and other international markets and other, including field service vehicles and truck-mounted cranes sold to mining, construction and other companies in North America.

Executive Overview

        The Company reported substantially higher second quarter results in fiscal 2008, with earnings per share up 42.6% over the prior year second quarter, in spite of weak economic conditions in the U.S. The Company’s results for the second quarter of fiscal 2008 were driven primarily by international demand for the Company’s access equipment products and the requirements of the Company’s largest customer, the DoD. The Company expects to face further challenges in the second half of the fiscal year, including a weak U.S. economy, a downturn in the U.S. housing market, volatile raw material commodity prices and the challenge of successfully completing the Geesink reorganization. The Company believes that, despite these challenges, earnings per share for the full year fiscal 2008 will increase between 15.9% and 21.5% as a result of continued strong international demand for the Company’s access equipment products, continuing requirements for tactical vehicles from the DoD and increased cost reduction initiatives.

        The Company’s financial performance in the second quarter and year-to-date results for fiscal 2008 and its expectations for its financial performance for the third quarter and the full year fiscal 2008 are as follows:

	Percentage Increase vs. Prior Period
	Actual Second Quarter Fiscal 2008	Actual First Half Fiscal 2008	Third Quarter Fiscal 2008 Estimates	Full Year Fiscal 2008 Estimates
Sales	6.7%	22.7%	7.2% - 12.6%	12.6% - 15.7%
Operating income	24.8%	27.4%	6.7% - 13.1%	13.5% - 17.7%
Net income	42.6%	19.3%	15.9% - 24.1%	16.1% - 21.7%
Earnings per share	42.6%	19.5%	15.7% - 24.0%	15.9% - 21.5%

        The Company’s results in the first half of fiscal 2008 were driven by the inclusion of JLG for the entire six months compared to only four months in the prior year following the Company’s acquisition of JLG in December 2006. Strong international sales at JLG and increased defense segment sales also contributed to first half operating results compared to the first half of the prior year, while the commercial segment experienced a significant decline in sales due primarily to lower demand for vehicles and vehicle bodies in North America.

        Access equipment sales were $1,423.6 million for the first six months of fiscal 2008 compared to $825.6 million in the first six months of the prior year. The increase in sales was primarily driven by the inclusion of JLG’s results for the entire six month period in fiscal 2008 versus only four months of ownership in the prior year period and sharply higher international demand, offset by lower demand in the U.S. Access equipment segment operating income was $184.7 million, or 13.0% of sales, in the first six months of fiscal 2008 compared to $55.6 million, or 6.7% of sales, for the first six months of the prior year. Operating income margins in the first half of fiscal 2008 benefited from relatively flat operating expenses on higher sales, a favorable product and customer mix and favorable foreign exchange rates. Operating income for the access equipment segment for the first half of fiscal 2007 also included approximately $12.0 million of charges related to an inventory revaluation as of the JLG acquisition date.

        Since the onset of Operation Iraqi Freedom in 2003, the Company’s defense segment has benefited substantially from increasing DoD requirements for new trucks, parts, service, armoring and remanufacturing of vehicles operated in Iraq. In the first six months of fiscal 2008, sales of new and remanufactured trucks increased 51.6% as compared to the same period in the prior year. Due to a higher mix of lower-margin truck sales, lower margins on the Family of Heavy Tactical Vehicles (“FHTV”) program, lower armor kit and component sales and inefficiencies on a service contract, operating income margins declined from 17.4% of sales in the first half of fiscal 2007 to 14.6% of sales in the first half of fiscal 2008.

        The Company’s fire and emergency segment sales declined 2.7% in the first six months of fiscal 2008 and operating income declined by 18.0%. The decrease in sales reflected weak markets for mobile medical trailers and broadcast vehicles and towing and recovery equipment and an expected shift in international fire apparatus sales to the second half of the fiscal year, offset in part by higher domestic fire apparatus and airport products sales. The decrease in operating income for the first half of fiscal 2008 was the result of operating losses at the Company’s domestic mobile medical trailer and broadcast vehicle business and international fire apparatus business, offset in part by the return to profitability at the Company’s domestic ambulance business.

        Sales in the Company’s commercial segment decreased 29.3% in the first six months of fiscal 2008 compared to the first six months of fiscal 2007. The segment had an operating loss of $15.7 million in the first six months of fiscal 2008 compared to operating income of $42.9 million in the comparable prior year period. The decrease in sales and operating income was largely attributable to weak demand at the Company’s North American businesses as a result of lower U.S. residential construction and a sharp decrease in demand subsequent to the January 2007 diesel engine emissions standards changes in the U.S. Sales at Geesink, the Company’s European refuse collection vehicle business, were up 37.7% in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 due to higher demand in the United Kingdom and better chassis availability in France, as well as favorable foreign exchange rates. Despite the increase in sales, the Company’s European refuse collection vehicle business had an operating loss of $14.0 million in the first six months of fiscal 2008 compared with an operating loss of $10.4 million in the first six months of fiscal 2007. The increase in the operating loss related primarily to charges associated with a previously announced facility rationalization plan and inefficiencies associated with the relocation of production of Norba-branded products to The Netherlands, along with an unfavorable foreign exchange rate that resulted in a larger loss in U.S. dollars.

        The Company estimates that its fiscal 2008 sales will increase to approximately $7.1 to $7.3 billion and that its earnings per share will increase to between $4.15 and $4.35. This estimate range reflects the Company’s performance in the first six months, anticipated strong performance in the second half of the fiscal year in the access equipment and defense segments and an improvement in the effective income tax rate, offset by weak U.S. economic conditions negatively impacting the commercial segment and, to a lesser extent, the fire & emergency segment. These estimates do not include any potential additional development costs that the Company would incur in the event of a Joint Light Tactical Vehicle (“JLTV”) Technology Development contract award to the Company and its teaming partner in either the third or fourth quarters of fiscal 2008.

        Based on the strength of its international business, the Company expects access equipment segment sales will increase by a high single digit percentage in the second half of fiscal 2008 compared to the second half of the prior year, resulting in an increase in sales of approximately 25% to 30% for the full year fiscal 2008. The Company is projecting access equipment segment operating income margins in the second half of fiscal 2008 to improve slightly from the first half of the year as the Company expects benefits of additional volume and favorable foreign exchange rates to exceed potential increases in raw material costs.

        Based on strong funding provided for the Company’s programs by the DoD and a backlog of armor kits, the Company is projecting defense segment sales will grow 25% to 30% in fiscal 2008. Defense segment operating income margins are projected to decrease slightly from the first half of the year to the second half of fiscal 2008.

        The Company has experienced lower domestic demand in the fire & emergency segment as a result of a weak U.S. economy, the effects of lower housing values on municipal tax revenues and higher fuel prices. Despite the weak domestic economy, the Company expects fire & emergency segment sales will grow in the low double digits in the second half of fiscal 2008 compared to the second half of the prior year, largely as a result of higher fire apparatus and airport product sales. The Company expects operating income margins in the second half of fiscal 2008 to increase more than 150 basis points compared to the first half of fiscal 2008 as a result of better absorption of fixed costs over higher sales and a better product mix at its mobile medical and international fire apparatus businesses.

        The commercial segment has experienced significantly lower demand for vehicles and vehicle bodies in North America as a result of the impact of lower residential construction activity in the U.S. combined with the aftereffects of the diesel engine emissions standards changes, which were effective in January 2007. The Company expects demand will not improve significantly until either residential construction strengthens or until pre-buy activity begins ahead of the 2010 diesel engine emissions standards changes. As a result of the continuing economic downturn in the U.S., the Company now estimates that commercial segment sales will decrease nearly 20% in fiscal 2008. The Company anticipates year-over-year sales percentage declines in the second half of the year to be smaller than in the first half of fiscal 2008 as sales in the second half of fiscal 2007 were also adversely impacted by the slowdown in residential construction and the aftereffects of the 2007 engine emissions standards changes pre-buy. The Company expects the commercial segment to return to an operating profit in the second half of fiscal 2008 as a result of expected additional domestic refuse volume during this traditionally busy seasonal period and as a result of an expected reduction in the loss at its European refuse collection vehicle business. The Company does not expect operating income in the second half of the fiscal year to be sufficient to absorb the losses experienced in the first half of the year, and as a result, the Company projects an operating loss for the segment for fiscal 2008.

        Please refer to “Fiscal 2008 Outlook” and “Certain Assumptions” for a discussion of the Company’s sales, operating income, net income, earnings per share and debt estimates for fiscal 2008.

Results of Operations

Analysis of Consolidated Net Sales

        The following table presents net sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
Net sales	2008	2007	2008	2007
Access equipment	$813.1	$707.9	$1,423.6	$825.6
Defense	450.8	306.0	849.1	617.7
Fire & emergency	272.3	294.2	544.9	560.2
Commercial	250.9	361.9	481.3	680.9
Intersegment eliminations	(14.5)	(9.3)	(26.4)	(16.9)

Consolidated	$1,772.6	$1,660.7	$3,272.5	$2,667.5

Second Quarter Fiscal 2008 Compared to 2007

        Consolidated net sales increased 6.7% to $1.8 billion for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The increase was primarily attributable to higher sales in the defense segment and strong international access equipment sales, offset in part by lower sales in the commercial and fire & emergency segments due primarily to the weak U.S. economy, including sharply lower residential construction.

        Access equipment segment net sales increased 14.9% to $813.1 million for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The increase was attributable to substantially higher shipments internationally and favorable foreign exchange rates, offset in part by lower sales in North America. Sales outside of North America nearly doubled over the comparable prior year quarter while sales in North America declined nearly 20% as a result of the weak U.S. economy, including lower sales to large rental customers, due in part to smaller, but more frequent orders spread out over the year.

        Defense segment net sales increased 47.3% to $450.8 million for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The increase was attributable to an increase in sales of heavy-payload tactical vehicles and higher parts & service sales. Sales of new and remanufactured trucks were up 55.9% versus the comparable prior year quarter as an increase in sales of new heavy-payload trucks was partially offset by a decrease in medium-payload truck sales and international truck sales. Parts & service sales rebounded in the second quarter due to higher armor kit shipments.

        Fire & emergency segment net sales decreased 7.4% to $272.3 million for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The decrease in sales reflected weaker demand for towing and recovery equipment as well as mobile medical trailers and broadcast vehicles and a shift in the timing of international fire apparatus sales to the second half of fiscal 2008. The towing and recovery equipment vehicle market has been negatively impacted by lower demand as a result of rising fuel prices and uncertainty in the U.S. economy. A reduction in medical procedure reimbursement rates has had a negative effect on sales of mobile medical trailers. In addition, the broadcast vehicle market was negatively effected by the writers’ strike reducing television networks’ advertising revenues.

        Commercial segment net sales decreased 30.7% to $250.9 million for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The decrease was the result of significantly lower domestic concrete placement sales due to a slowdown in U.S. residential construction and reduced volume subsequent to the January 2007 diesel engine emissions standards changes, offset in part by an increase in European refuse collection vehicle sales. European refuse collection vehicle sales were up 23.4% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 due to higher demand in the United Kingdom and better chassis availability in France, as well as favorable foreign exchange rates.

First Six Months of Fiscal 2008 Compared to 2007

        Consolidated net sales increased 22.7% to $3.3 billion for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. The increase was driven primarily by the inclusion of JLG for a full six months and higher shipments of heavy-payload trucks in the defense segment, offset in part by a significant decline in commercial segment sales.

        Access equipment net sales increased $598.0 million to $1,423.6 million for the first six months of fiscal 2008 compared to $825.6 million in the prior year period. The increase was driven primarily by the inclusion of JLG sales for the entire six months compared to ownership for four months in the prior year period. Access equipment sales in the prior year represented sales of JLG from December 6, 2006, the date of acquisition, through the end of the second quarter. This segment experienced stronger demand for products outside North America and lower demand in North America in the first six months of fiscal 2008 compared to JLG sales for the six months ended March 31, 2007, including sales prior to the Company’s ownership.

        Defense segment net sales increased 37.5% to $849.1 million for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. The increase was attributable to an increase in sales of new and remanufactured trucks, offset in part by a decrease in parts & service sales. Sales of new and remanufactured trucks were up 51.6% versus the comparable prior year period as an increase in sales of new and remanufactured heavy-payload trucks was partially offset by a decrease in medium-payload truck sales and international truck sales. Parts and service sales decreased on lower armor kit and component sales.

        Fire & emergency segment net sales decreased 2.7% to $544.9 million for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. The decrease in sales reflected weaker demand for towing and recovery equipment as well as mobile medical trailers and broadcast vehicles and a shift in the timing of international fire apparatus sales to the second half of fiscal 2008, offset in part by higher domestic fire apparatus sales. Towing and recovery equipment vehicle markets have been negatively impacted by lower demand as a result of rising fuel prices and uncertainty in the U.S. economy. In addition, a reduction in medical procedure reimbursement rates has had a negative effect on sales of mobile medical trailers and a writers’ strike reducing television networks’ advertising revenues has negatively impacted the broadcast vehicle market.

        Commercial segment net sales decreased 29.3% to $481.3 million for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. The decrease was largely the result of lower domestic concrete placement sales in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 due to a slowdown in U.S. residential construction and low volume subsequent to the January 2007 diesel engine emissions standards changes, offset in part by an increase in European refuse collection vehicle sales. European refuse collection vehicle sales were up 37.7% in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 due to favorable foreign exchange rates, higher demand in the United Kingdom and better chassis availability in France.

Analysis of Consolidated Operating Income

        The following table presents operating income by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
Operating income (loss)	2008	2007	2008	2007
Access equipment	$123.6	$53.2	$184.7	$55.6
Defense	59.7	52.8	123.6	107.4
Fire & emergency	20.6	27.6	42.8	52.2
Commercial	(5.5)	22.1	(15.7)	42.9
Corporate and other	(30.2)	(20.9)	(57.3)	(39.7)

Consolidated	$168.2	$134.8	$278.1	$218.4

Second Quarter Fiscal 2008 Compared to 2007

        Consolidated operating income increased 24.8% to $168.2 million, or 9.5% of sales, in the second quarter of fiscal 2008 compared to $134.8 million, or 8.1% of sales, in the second quarter of fiscal 2007. The increase in operating income was primarily related to strong performance in the access equipment segment and to a lesser extent the defense segment, offset in part by an operating loss in the commercial segment, a decrease in operating income in the fire & emergency segment as a result of lower sales, and increased corporate expenses largely due to higher personnel costs and information technology spending to support the Company’s growth objectives and increased stock-based compensation expense.

        Access equipment segment operating income increased 132.5% to $123.6 million, or 15.2% of sales, in the second quarter compared to $53.2 million, or 7.5% of sales, in the prior year quarter. Operating income in the second quarter benefited from higher sales, a favorable product and customer mix and favorable foreign exchange rates. Prior year second quarter results also included a charge of $8.5 million related to the revaluation of inventory at the acquisition date of JLG.

        Defense segment operating income increased 13.0% to $59.7 million, or 13.2% of sales, in the second quarter compared to $52.8 million, or 17.3% of sales, in the prior year quarter. The decrease in operating income as a percent of sales compared to the prior year quarter reflected a higher mix of lower-margin truck sales, lower margins on truck contract renewals, inefficiencies on a service contract and higher bid and proposal costs.

        Fire & emergency segment operating income decreased 25.6% to $20.6 million, or 7.6% of sales, in the second quarter compared to $27.6 million, or 9.4% of sales, in the prior year quarter. The decrease in operating income during the second quarter was due mainly to lower sales at the Company’s towing and recovery equipment, domestic mobile medical trailer and broadcast vehicle and international fire apparatus businesses.

        The commercial segment had an operating loss of $5.5 million, or (2.2)% of sales, in the second quarter of fiscal 2008 compared to operating income of $22.1 million, or 6.1% of sales, in the prior year quarter. The decrease in operating results was primarily due to lower operating income at the Company’s domestic operations as a result of a slowdown in the U.S. residential construction market combined with lower unit volumes subsequent to the January 2007 diesel engine emissions standards changes.

        The Company’s European refuse collection vehicle operations sustained an operating loss of $8.6 million in the second quarter of fiscal 2008, compared to a loss of $6.2 million in the prior year quarter. The loss increased primarily due to charges related to a previously announced facility rationalization plan and inefficiencies associated with the relocation of production of Norba-branded products to The Netherlands, along with an unfavorable foreign exchange rate that resulted in a larger loss when translated into U.S. dollars. The Company has taken steps to turn around the Geesink business, including selling an unprofitable facility in The Netherlands during the first quarter of fiscal 2008, reaching an agreement with the Works Council in Sweden regarding rationalizing a facility in that country, reducing its work force, installing new executive leadership, integrating operations with JLG, implementing lean manufacturing practices, introducing new products and outsourcing components to lower cost manufacturing sites. The Company does not believe that the issues experienced in the second quarter of fiscal 2008 at Geesink are indicators requiring goodwill impairment testing. The Company will continue to monitor Geesink for indicators of impairment and perform the annual impairment test early in the fourth quarter as required by its policy.

        Corporate operating expenses and inter-segment profit elimination increased $9.3 million to $30.2 million in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 largely due to higher personnel costs and information technology spending to support the Company’s growth objectives and increased stock-based compensation expense.

        Consolidated selling, general and administrative expenses increased 11.1% to $154.9 million, or 8.7% of sales, in the second quarter of fiscal 2008 compared to $139.5 million, or 8.4% of sales, in the second quarter of fiscal 2007. Consolidated operating expenses as a percentage of sales have increased largely due to the decrease in sales in the commercial segment and increased corporate expenses.

First Six Months Fiscal 2008 Compared to 2007

        Consolidated operating income increased 27.4% to $278.1 million, or 8.5% of sales, in the first six months of fiscal 2008 compared to $218.4 million, or 8.2% of sales, in the first six months of fiscal 2007. The increase in operating income was primarily related to the inclusion of JLG results for the entire six months and increased defense segments sales, offset in part by lower earnings in the commercial and fire & emergency segments due to the weak U.S. economy and higher corporate costs.

        Access equipment segment operating income was $184.7 million, or 13.0% of sales, in the first six months of fiscal 2008 compared to $55.6 million, or 6.7% of sales, in the first six months of the prior year. Operating income margins in the prior year were negatively affected by the timing of the JLG acquisition just prior to JLG’s seasonal holiday shut-down and a charge of $12.0 million related to the revaluation of inventory at the acquisition date of JLG. In addition, operating income for the first six months of fiscal 2008 benefited from a favorable product and customer mix, and favorable foreign exchange rates.

        Defense segment operating income increased 15.0% to $123.6 million, or 14.6% of sales, in the first six months of fiscal 2008 compared to $107.4 million, or 17.4% of sales, in the first six months of the prior year. The decrease in operating income as a percentage of sales during the first six months of fiscal 2008 reflected lower margins on the renewal of the FHTV contract, a higher mix of lower-margin truck sales and inefficiencies on the start-up of a service contract, offset in part by the reduction of a warranty reserve upon the expiration of a systemic warranty.

        Fire & emergency segment operating income decreased 18.0% to $42.8 million, or 7.9% of sales, in the first six months of fiscal 2008 compared to $52.2 million, or 9.3% of sales, in the first six months of the prior year. The decrease in operating income during the first six months was the result of operating losses at the Company’s domestic mobile medical trailer and broadcast vehicle business and international fire apparatus business, offset in part by a return to profitability at the Company’s domestic ambulance business.

        The commercial segment had an operating loss of $15.7 million, or (3.3)% of sales, in the first six months of fiscal 2008 compared to operating income of $42.9 million, or 6.3% of sales, in the first six months of the prior year. The decrease in operating results was primarily due to an operating loss sustained at the Company’s domestic operations as a result of a slowdown in the U.S. residential construction market combined with lower unit volumes subsequent to the January 2007 diesel engine emissions standards changes. The Company’s European refuse collection vehicle business sustained an operating loss of $14.0 million in the first six months of fiscal 2008 compared to an operating loss of $10.4 million in the first six months of the prior year. The increase in the operating loss was largely the result of $4.7 million of facility rationalization costs to move production from Sweden to The Netherlands and costs associated with increasing production capabilities at the Company’s Romanian facility.

        Corporate operating expenses and inter-segment profit elimination increased $17.6 million to $57.3 million in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 largely due to higher personnel costs and information technology spending to support the Company’s growth objectives and increased stock-based compensation expense.

        Consolidated selling, general and administrative expenses increased 29.9% to $297.0 million, or 9.1% of sales, in the first six months of fiscal 2008 compared to $228.6 million, or 8.6% of sales, in the first six months of fiscal 2007. Consolidated operating expenses as a percentage of sales have increased largely due to the decrease in sales in the commercial segment and increased corporate expenses.

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2008 Compared to 2007

        Interest expense, net of interest income, decreased $7.5 million to $53.5 million in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, largely as a result of lower interest rates and the repayment of borrowings incurred in connection with the JLG acquisition.

        The effective income tax rate increased to 36.7% for the second quarter of fiscal 2008 compared to 36.0% in the second quarter of fiscal 2007. The higher effective tax rate reflects increased provisions for discrete items in the quarter.

        Equity in earnings of unconsolidated affiliates, net of income taxes, of $1.9 million in the second quarter of fiscal 2008 and $2.9 million in the second quarter of fiscal 2007 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

First Six Months Fiscal 2008 Compared to 2007

        Interest expense, net of interest income, increased $26.9 million to $108.0 million in the first six months of fiscal 2008 compared to the first six months of fiscal 2007, largely as a result of interest on borrowings incurred in connection with the JLG acquisition for a full six months in fiscal 2008 compared to approximately four months in the prior fiscal year.

        The effective income tax rate decreased to 35.8% for the first six months of fiscal 2008 compared to 36.0% in the first six months of fiscal 2007. The effective tax rate decrease relates to the continued phase-in of the domestic manufacturing deduction, a favorable tax incentive agreement in Europe and the impact on the state tax rate of the additional leverage associated with the acquisition of JLG, offset in part by increased provisions for discrete items.

        Equity in earnings of unconsolidated affiliates, net of income taxes, of $3.7 million in the first six months of fiscal 2008 and $3.9 million in the first six months of fiscal 2007 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Financial Condition

	March 31, 2008	September 30, 2007
Cash and cash equivalents	$52.0	$75.2
Total debt	3,055.1	3,057.1
Shareholders' equity	1,568.2	1,393.6
Total capitalization (debt plus equity)	4,623.3	4,450.7
Debt to total capitalization	66.1%	68.7%

        In addition to cash and cash equivalents of $52.0 million, the Company had $528.2 million of unused availability under the terms of its Revolving Credit Facility (as defined below) as of March 31, 2008. The Company’s primary cash requirements include working capital, capital expenditures, dividends, and interest and principal payments on indebtedness. The Company finances its activities primarily through operating cash flows and borrowings under its Revolving Credit Facility.

        The Company’s ability to obtain debt financing at competitive risk-based interest rates is partly a function of its existing credit ratios as well as its current credit ratings. The Company’s credit ratings are reviewed regularly by major debt rating agencies such as Standard and Poor’s and Moody’s Investors Service. In 2007, Standard and Poor’s affirmed the Company’s long-term debt ratings as BB. Similarly, Moody’s Investors Service also affirmed its corporate rating on the Company’s long-term debt as Ba3.

Operating Cash Flows

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

        The Company’s operating activities provided cash of $26.9 million in the six months ended March 31, 2008 compared to $245.4 million in the comparable prior year period. The reduction in cash flows from operations in fiscal 2008 was largely the result of an increase in operating working capital (which the Company defines as trade accounts receivable plus inventory less accounts payable and customer advances), which consumed $143.9 million more cash in the first six months of fiscal 2008 versus the comparable period in the prior year. The increase in cash used for operating working capital was primarily due to the timing of performance-based payments in the Company’s defense segment. During the first six months of fiscal 2007, the Company renewed a large defense contract and realized a performance-based payment of $122.4 million at the time of contract renewal. The Company anticipates that discussions regarding the renewal of this contract will begin later in fiscal 2008. In addition to the increase in cash used to support operating working capital, the Company also incurred higher income tax payments of $47.1 million in the six months ended March 31, 2008, primarily because the prior year period benefited from acquisition-related deductions.

Investing Cash Flows

        Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities in the first half of fiscal 2008 was $44.0 million compared to $3.2 billion in the first half of fiscal 2007, which included $3.14 billion of cash used for the acquisition of JLG in December 2006. Capital spending was $53.2 million for the first half of fiscal 2008, an increase of $12.4 million from the first half of fiscal 2007, due primarily to increased spending related to investments in the Company’s Romanian manufacturing facility. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems. In fiscal 2008, the Company expects capital spending to be approximately $110 million.

Financing Cash Flows

        Cash provided by financing activities consists primarily of proceeds from the issuance of long-term debt and cash used by financing activities consists primarily of repayments of indebtedness and payments of dividends to shareholders. Financing activities used cash of $9.6 million during the first half of fiscal 2008 compared to cash generation of $3.0 billion during the first half of fiscal 2007. Cash provided by financing activities during the first half of fiscal 2007 related to borrowings used to finance the acquisition of JLG.

        The Company has a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions, which consists of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). The $500.0 million Term Loan A requires principal payments of $12.5 million, plus interest, due quarterly through September 2011, with a final principal payment of $262.5 million due December 6, 2011. The $2.6 billion Term Loan B requires principal payments of $6.5 million, plus interest, due quarterly through September 2013, with a final principal payment of $2,424.5 million due December 6, 2013.

        The estimated future maturities under the Credit Agreement for the five fiscal years succeeding September 30, 2007 and thereafter are as follows: 2008 (remaining six months) — $38.0 million; 2009 — $76.0 million; 2010 — $76.0 million; 2011 — $76.0 million; 2012 — $288.5 million; 2013 — $26.0 million and $2,424.5 million thereafter.

        The Credit Agreement contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement also requires maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined) of 4.75x for the fiscal quarters ending on or before September 30, 2008, reducing to 4.25x for the fiscal quarters ending on December 31, 2008 through September 30, 2009 and 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance with these covenants at March 31, 2008.

        Refer to Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of March 31, 2008.

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

Customers and Backlog

        Sales to the U.S. government comprised approximately 26% of the Company’s net sales in the first six months of fiscal 2008. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at March 31, 2008 decreased 16.8% to $3,286.4 million compared to $3,949.2 million at March 31, 2007. The access equipment segment backlog decreased 29.8% to $905.6 million at March 31, 2008 compared to $1,289.5 million at March 31, 2007 due to the weaker economy and the return to more normal order patterns for large rental customers in North America and, to a lesser extent, Europe. The defense segment backlog decreased 12.6% to $1,508.0 million at March 31, 2008 compared to $1,726.1 million at March 31, 2007 due to the shipment of vehicles under the FHTV contract and the timing of receipt of orders related to funding requests awaiting approval by Congress. Fire & emergency segment backlog decreased 1.9% to $624.7 million at March 31, 2008 compared to $637.0 million at March 31, 2007 due to the aftereffects of the pre-buy in advance of the January 2007 diesel engine emissions standards changes, weak municipal spending and the impact of an uncertain outlook for the U.S. economy. Commercial segment backlog decreased 16.4% to $248.1 million at March 31, 2008 compared to $296.6 million at March 31, 2007 due to the impact of lower U.S. residential construction and the January 2007 diesel engine emission standards changes. Unit backlog for domestic refuse collection vehicles was up 3.8% compared to March 31, 2007. Unit backlogs for front-discharge and rear-discharge concrete mixers were down 18.4% and 33.2%, respectively, as compared to March 31, 2007. Unit backlog for refuse collection vehicles in Europe was up 6.8% as a result of higher demand in the United Kingdom and the return of chassis availability in France. Approximately 25.9% of the Company’s March 31, 2008 backlog is not expected to be filled in fiscal 2008.

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

        The Company expects access equipment segment sales in fiscal 2008 will increase about 25% to 30%. The increase in sales reflects an additional two months of sales as JLG’s results were only included in the Company’s fiscal 2007 consolidated results since the date of acquisition in December 2006 and strong sales in Europe and other international markets, offset in part by lower sales in North America due to continued weakness in the residential construction market and an expected slow-down in non-residential spending.

        The Company is projecting defense segment sales to grow 25% to 30% in fiscal 2008 based on additional funding provided for the Company’s truck programs in recently enacted federal spending bills intended to fund Operation Iraqi Freedom. The increase also includes an expected increase in defense parts & service sales due to higher estimated armor kit sales in the second half of fiscal 2008.

        The Company expects fire & emergency segment sales percentage growth to be approximately 5% in fiscal 2008 as a result of organic growth in the domestic fire apparatus and airport products businesses, offset by the impact of weaker demand for towing and recovery equipment, mobile medical trailers and broadcast vehicles.

        The Company estimates that commercial segment sales will decrease approximately 20% in fiscal 2008 due to weak U.S. residential construction and slower demand following the diesel engine emissions standards changes effective January 2007. The Company expects demand will not improve significantly until either residential construction strengthens or until pre-buy activity begins ahead of the 2010 diesel engine emissions standards changes. The projected decrease is approximately 5% higher than previous estimates as a result of a revised view of the depth of the downturn of the concrete mixer market. The Company expects that European refuse collection vehicle sales will be higher in fiscal 2008 due to higher demand in the United Kingdom and better chassis availability in France, as well as favorable foreign exchange rates.

        The Company is projecting consolidated operating income of between $670 million and $695 million in fiscal 2008.

        The Company is projecting access equipment operating income margins to increase 250 to 300 basis points in fiscal 2008, reflecting the benefits of additional volume, a favorable product and customer mix, the benefits from foreign currency exchange rate changes and the elimination of certain non-recurring purchase accounting charges. The estimate is approximately 100 basis points higher than previous estimates as the Company anticipates that a favorable product mix and the benefits from foreign currency exchange rate changes will continue for the remainder of the year.

        Defense segment operating income margins are projected to decrease approximately 250 to 300 basis points in fiscal 2008, primarily reflecting lower margins on the renewal of the FHTV contract and on armor kit sales and incremental bid and proposal spending on the JLTV program competition.

        Fire & emergency segment operating income margins are projected to decrease 50 to 100 basis points in fiscal 2008. The Company was previously projecting fire & emergency segment operating income margins to be flat. The decrease in the segment operating income margins is generally due to market weakness for several of the businesses in this segment.

        The Company is now projecting that the commercial segment will have an operating loss in fiscal 2008 as a result of lower domestic sales and anticipated restructuring charges at the Company’s European refuse collection vehicle business and inefficiencies in the transfer of production from Sweden to The Netherlands.

        The Company estimates that corporate operating expenses and inter-segment profit eliminations will increase between $25 and $30 million in fiscal 2008. The increase reflects additional estimated expense associated with stock-based compensation awards, the investment in additional staff and the costs of several large information technology projects to support the Company’s growth objectives. The Company estimates that net interest and other expenses will increase to $210 to $215 million in fiscal 2008 largely due to the inclusion of interest on the JLG acquisition debt for an entire year.

        The Company estimates that in fiscal 2008 its effective income tax rate will decline to approximately 33.5% as a result of the continued phase-in of the domestic manufacturing deduction, a favorable tax incentive agreement in Europe and increased earnings in lower tax rate countries. The Company estimates that equity in earnings of unconsolidated affiliates will approximate $5.0 to $5.5 million.

        During fiscal 2008, the Company expects to reduce its outstanding debt by approximately $300 to $400 million, resulting in debt of $2.65 to $2.75 billion at September 30, 2008. The Company anticipates capital spending to approximate $110 million in fiscal 2008.

        These estimates result in the Company’s estimates of fiscal 2008 net income between $311 million and $326 million and earnings per share between $4.15 and $4.35. The Company expects its earnings per share in the third quarter of fiscal 2008 to be $1.40 to $1.50 compared to $1.21 in the third quarter of fiscal 2007 due largely to increased revenues within the access equipment and defense segments. These estimates do not include any potential additional development costs the Company will incur in the event of a JLTV Technology Development contract award to the Company and its teaming partner in either the third or fourth quarters of fiscal 2008.

Certain Assumptions

        The expectations set forth in “Executive Overview” and “Fiscal 2008 Outlook” are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, those relating to the Company’s ability to turn around the Geesink business sufficiently to support its current valuation resulting in no impairment charges; the Company’s estimates for the level of concrete placement activity, housing starts, non-residential construction spending and mortgage rates; the performance of the U.S. economy, which many believe is already in a recession, and European economies, which could move into recession; the Company’s spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies, in particular at JLG, McNeilus, Geesink and Medtec; the Company’s ability to offset rising steel costs through cost decreases or product selling price increases; the Company’s estimates of the impact of changing fuel prices and credit availability on capital spending of towing operators; the Company’s estimates of the impact of changing legislation on capital spending of mobile medical providers; the availability of defense truck carcasses for remanufacturing; the anticipated level of production and margins associated with the FHTV contract, the Indefinite Demand/Indefinite Quantity truck remanufacturing contract, the LVSR contract and international defense truck contracts; the Company’s ability to produce defense trucks at increased levels in fiscal 2008; the Company’s estimates for capital expenditures of rental and construction companies for JLG’s products, of municipalities for fire & emergency and refuse collection vehicles, of airports for aircraft rescue and snow removal products and of large commercial waste haulers generally and with the Company; federal funding levels for U.S. Department of Homeland Security and spending by governmental entities on homeland security apparatus; the expected level of commercial “package” body and purchased chassis sales compared to “body only” sales; anticipated levels of capital expenditures by the Company; the Company’s estimates for costs relating to litigation, product warranty, product liability, insurance, stock options, performance share awards, bad debts and other raw materials; the Company’s estimates for debt levels, interest rates, foreign exchange rates, working capital needs and effective tax rates; and that the Company does not complete any acquisitions in the short term. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results that the forward-looking statements contemplate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates, commodity and foreign exchange risk incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 have not materially changed since that report was filed.

ITEM 4.	CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2008. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2008 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        Changes in internal control. There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        None.

ITEM 1A.	RISK FACTORS

        Our financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control that may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, which have not materially changed other than as reflected below.

Our markets are highly cyclical and a decline in these markets could have a material adverse effect on our operating performance.

        A decline in overall customer demand in our cyclical access equipment, commercial and fire & emergency markets could have a material adverse effect on our operating performance. The access equipment market that JLG operates in is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by residential and non-residential construction spending and by other factors. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Domestic and European refuse collection vehicle markets are modestly cyclical and impacted by the strength of the economy generally and municipal tax receipts. Fire & emergency markets are modestly cyclical and are impacted by the economy generally and municipal tax receipts. Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season.

        The U.S. economy is experiencing a downturn. Many believe the U.S. economy has entered a recession, which has negatively impacted our sales volumes in the U.S. for concrete mixers, telehandlers and certain other products. U.S. housing starts were also weak in fiscal 2007 and the first six months of fiscal 2008 further contributing to the lower sales volumes. We do not expect housing starts to improve until sometime in calendar 2009. U.S. non-residential construction spending has also begun to weaken in certain geographical areas, which may cause weakness for other products of ours, including aerial work platforms. In addition, customers of ours, such as municipalities, have been reducing their expenditures for fire & emergency equipment in anticipation of lower tax revenues. The towing and recovery equipment market is also being negatively impacted by higher fuel costs and the U.S. economy. We cannot provide any assurance that this downturn will not continue or become more severe. If the U.S. economic downturn continues or becomes more severe, there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

        Furthermore, our commercial and fire & emergency businesses saw an increase in sales in fiscal 2006 and the first half of fiscal 2007 as customers pre-purchased truck chassis in anticipation of changes in diesel engine emissions standards effective January 1, 2007. As a result of this, we experienced weak demand in our fire & emergency and commercial markets in the first six months of fiscal 2008 and we expect this to continue throughout fiscal 2008 in our commercial markets and to a lesser extent in our fire & emergency markets.

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

        The Geesink Norba Group, our European refuse collection vehicle business, operated at a loss in fiscal 2007 due to soft market demand for its products in the United Kingdom, the lack of available chassis for mounting refuse collection vehicles in France and some market share losses. We have taken steps to turn around the Geesink Norba Group business, including selling an unprofitable facility in The Netherlands during the first quarter of fiscal 2008, reaching an agreement with the Works Council in Sweden regarding rationalizing a facility in that country, beginning to fabricate parts in its Romanian facility during the second quarter of fiscal 2008 to be used in the manufacture of JLG aerial products in Europe, ramping up production of Norba-branded products at its Emmerloord, Holland facility during the second quarter of fiscal 2008, reducing its work force, installing new executive leadership, integrating operations with JLG, implementing lean manufacturing practices, introducing new products and outsourcing components to lower cost manufacturing sites. We incurred an operating loss at this business again in the first six months of fiscal 2008 as we executed on a number of the turnaround initiatives described above. We expect to incur additional operating losses in fiscal 2008 as we continue these turnaround activities, including costs associated with inefficiencies related to the relocation of production of Norba-branded refuse collection vehicles to The Netherlands. We may incur costs to continue to implement the turnaround beyond our current expectations for such costs. In addition, we cannot provide any assurance that the Geesink Norba Group will be able to operate profitably after such activities have been completed. Further, if we are unable to continue to turn around the business of the Geesink Norba Group, then we may be required to record a non-cash impairment charge for Geesink Norba Group goodwill, and there could be other material adverse effects on our net sales, financial condition, profitability and/or cash flows.

Steel price fluctuations may adversely affect our results.

        We purchase, directly and indirectly through component purchases, hundreds of thousands of tons of steel annually. Recently, steel prices have begun to increase significantly. Indications suggest that the cost of steel and component parts containing steel may continue to increase sharply. Although we have firm, fixed-price contracts for some steel requirements and have firm pricing contracts for the majority of components, we may not be able to hold all of our steel and component suppliers to pre-negotiated prices. The ultimate duration and severity of the steel pricing issue for major steel consumers like us is not presently estimable. Without limitation, these conditions could impact us in the following ways:

•	In the access equipment, fire & emergency and commercial businesses, we have either announced selling price increases or are contemplating price increases in the future to recover increased steel and component costs. However, any such new product prices apply only to new orders, and we do not anticipate being able to recover all cost increases from customers in fiscal 2008 due to the amount of orders in our backlog prior to the effective dates of new selling prices. In addition, some customers could react adversely to these price increases, and competitive conditions could limit price increases in some market sectors. Alternatively, adherence to the price increases could affect sales volumes in some market sectors. Furthermore, steel and component costs may rise faster than expected, and our product price increases may not be sufficient to recover such increases.
•	In the defense business, we are generally limited in our ability to raise prices in response to rising steel and component costs as we largely do business under annual firm, fixed-price contracts. We attempt to limit this risk by obtaining firm pricing from suppliers at the time a contract is awarded. However, if these suppliers, including steel suppliers, do not honor their contracts, then we could face margin pressure in our defense business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of the Company’s Common Stock. The Company did not repurchase any shares under the authorization during the quarter ended March 31, 2008. As of March 31, 2008, the Company had authority to repurchase 3,230,790 shares of Common Stock under that program. The repurchase authorization does not expire. The Credit Agreement restricts the Company’s ability to repurchase shares of its Common Stock through financial covenants. The Credit Agreement also limits the amount of dividends and other types of distributions to $40.0 million during any fiscal year plus the positive result of (x) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after December 6, 2006, minus (y) the cumulative amount of all dividends and other types of distributions made in any fiscal year ending after December 6, 2006, that exceeded $40.0 million. Refer to Note 8 of the Notes to the Condensed Consolidated Financial Statements for a description of these covenants.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of shareholders held on February 5, 2008, all of the persons nominated as directors were elected. The following table sets forth certain information with respect to such election.

Name of Nominee	Shares Voted for	Shares Withholding Authority	Other Shares Not Voted
J. William Andersen	65,056,214	2,391,298	6,772,469
Robert G. Bohn	65,161,849	2,285,663	6,772,469
Robert A. Cornog	65,632,300	1,815,212	6,772,469
Richard M. Donnelly	65,614,755	1,832,757	6,772,469
Frederick M. Franks, Jr.	65,020,805	2,426,707	6,772,469
Michael W. Grebe	65,106,843	2,340,669	6,772,469
Kathleen J. Hempel	65,167,672	2,279,840	6,772,469
Harvey N. Medvin	65,593,647	1,853,865	6,772,469
J. Peter Mosling, Jr.	64,996,448	2,451,064	6,772,469
Timothy J. Roemer	65,628,230	1,819,282	6,772,469
Richard G. Sim	65,013,518	2,433,994	6,772,469
Charles L. Szews	65,143,710	2,303,802	6,772,469

        Also at the annual meeting of shareholders held on February 5, 2008, the proposal to amend the Company’s Restated Articles of Incorporation to change the corporate name from “Oshkosh Truck Corporation” to “Oshkosh Corporation” was approved by a vote of the shareholders as follows:

Shares Voted for	Shares Voted Against	Abstentions
66,758,943	629,184	59,385

        Also at the annual meeting of shareholders held on February 5, 2008, the proposal to ratify the appointment of Deloitte & Touche LLP, an independent registered public accounting firm, as the Company’s independent auditors for the fiscal year ending September 30, 2008 was approved by a vote of the shareholders as follows:

Shares Voted for	Shares Voted Against	Abstentions
67,183,064	173,552	90,896

        Also at the annual meeting of shareholders held on February 5, 2008, the proposal to adopt a shareholder proposal to redeem or bring to shareholder vote the Company’s shareholder rights plan was approved by a vote of the shareholders as follows:

Shares Voted for	Shares Voted Against	Abstentions	Broker Non-votes
47,504,425	8,807,719	334,134	10,801,234

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Oshkosh Corporation.

10.1	Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement.

10.2	Oshkosh Corporation Deferred Compensation Plan for Directors and Executive Officers.

10.3	Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and David M. Sagehorn (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-13886)).

10.4	Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and Thomas D. Fenner.

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 1, 2008.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 1, 2008.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated May 1, 2008.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated May 1, 2008.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH CORPORATION

May 1, 2008	/S/ Robert G. Bohn
Robert G. Bohn
Chairman and Chief Executive Officer
(Principal Executive Officer)
May 1, 2008	/S/ David M. Sagehorn
David M. Sagehorn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
May 1, 2008	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek
Senior Vice President Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Oshkosh Corporation.

10.1	Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement.

10.2	Oshkosh Corporation Deferred Compensation Plan for Directors and Executive Officers.

10.3	Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and David M. Sagehorn (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-13886)).

10.4	Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and Thomas D. Fenner.

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 1, 2008.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 1, 2008.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated May 1, 2008.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated May 1, 2008.