Form 10-Q
period 2008-06-30
OSHKOSH CORP
filed 2008-08-01
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ _]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

As of July 30, 2008, 74,533,337 shares of the Registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED JUNE 30, 2008

		Page
	PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Consolidated Statements of Income for the
	Three Months and Nine Months Ended June 30, 2008 and 2007	3
	Condensed Consolidated Balance Sheets at
	June 30, 2008 and September 30, 2007	4
	Condensed Consolidated Statement of Shareholders' Equity for the
	Nine Months Ended June 30, 2008	5
	Condensed Consolidated Statements of Cash Flows for the
	Nine Months Ended June 30, 2008 and 2007	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	25
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37
ITEM 4.	CONTROLS AND PROCEDURES	37
	PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	38
ITEM 1A.	RISK FACTORS	38
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40
ITEM 6.	EXHIBITS	40
SIGNATURES		41
EXHIBIT INDEX		42

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION
Condensed Consolidated Statements of Income
(In millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net sales	$1,969.3	$1,847.3	$5,241.8	$4,514.9
Cost of sales	1,641.1	1,518.9	4,338.4	3,739.4

Gross income	328.2	328.4	903.4	775.5
Operating expenses:
Selling, general and administrative	129.8	117.4	391.4	320.3
Amortization of purchased intangibles	17.2	18.3	52.6	44.1
Intangible asset impairment charges	175.2	--	175.2	--

Total operating expenses	322.2	135.7	619.2	364.4

Operating income	6.0	192.7	284.2	411.1
Other income (expense):
Interest expense	(51.1)	(59.0)	(162.5)	(142.9)
Interest income	1.7	2.6	5.1	5.4
Miscellaneous, net	(2.9)	1.6	(8.5)	2.1

	(52.3)	(54.8)	(165.9)	(135.4)

(Loss) income before provision for income
taxes, equity in earnings of unconsolidated
affiliates and minority interest	(46.3)	137.9	118.3	275.7
Provision for income taxes	40.3	49.6	99.3	99.2

(Loss) income before equity in earnings of
unconsolidated affiliates and
minority interest	(86.6)	88.3	19.0	176.5
Equity in earnings of unconsolidated
affiliates, net of income taxes	1.9	2.1	5.6	6.0
Minority interest, net of income taxes	0.4	0.2	1.0	0.2

Net (loss) income	$(84.3)	$90.6	$25.6	$182.7

(Loss) earnings per share
Basic	$(1.14)	$1.23	$0.35	$2.49
Diluted	$(1.14)	$1.21	$0.34	$2.44

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts; unaudited)

	June 30, 2008	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$49.9	$75.2
Receivables, net	1,113.6	1,076.2
Inventories, net	1,183.2	909.5
Deferred income taxes	75.8	77.5
Other current assets	64.9	56.5

Total current assets	2,487.4	2,194.9
Investment in unconsolidated affiliates	38.8	35.1
Property, plant and equipment, net	440.3	429.6
Goodwill, net	2,342.6	2,435.4
Purchased intangible assets, net	1,105.9	1,162.1
Other long-term assets	149.8	142.7

Total assets	$6,564.8	$6,399.8

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$62.4	$81.5
Accounts payable	688.2	628.1
Customer advances	377.3	338.0
Payroll-related obligations	100.9	105.0
Income taxes payable	31.5	64.0
Accrued warranty	90.6	88.2
Other current liabilities	234.2	243.2

Total current liabilities	1,585.1	1,548.0
Long-term debt, less current maturities	2,914.1	2,975.6
Deferred income taxes	329.7	340.1
Other long-term liabilities	230.8	138.7
Commitments and contingencies
Minority interest	3.2	3.8
Shareholders’ equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized;
none issued and outstanding)	--	--
Common Stock ($.01 par value; 300,000,000 shares authorized;
74,537,671 and 74,235,751 issued, respectively)	0.7	0.7
Additional paid-in capital	246.4	229.2
Retained earnings	1,036.7	1,036.3
Accumulated other comprehensive income	218.1	129.0
Common Stock in treasury, at cost (4,334 and 28,073 shares, respectively)	--	(1.6)

Total shareholders’ equity	1,501.9	1,393.6

Total liabilities and shareholders’ equity	$6,564.8	$6,399.8

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock in Treasury at Cost	Total
Balance at September 30, 2007	$0.7	$229.2	$1,036.3	$129.0	$(1.6)	$1,393.6
Net income	--	--	25.6	--	--	25.6
Change in fair value of derivative hedging
instruments, net of tax of $11.4	--	--	--	(17.5)	--	(17.5)
Minimum pension liability adjustment,
net of tax of $0.8	--	--	--	1.3	--	1.3
Currency translation adjustments	--	--	--	105.3	--	105.3
Cash dividends ($0.30 per share)	--	--	(22.3)	--	--	(22.3)
Exercise of stock options	--	2.8	--	--	1.6	4.4
Tax benefit related to stock options exercised	--	3.6	--	--	--	3.6
Stock-based compensation expense
related to employee stock-based awards	--	10.8	--	--	--	10.8
Adjustment to initially adopt Financial Accounting
Standards Interpretation No. 48 - See Note 15	--	--	(2.9)	--	--	(2.9)

Balance at June 30, 2008	$0.7	$246.4	$1,036.7	$218.1	$--	$1,501.9

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Condensed Consolidated Statements of Cash Flows
(In millions; unaudited)

	Nine Months Ended June 30,
	2008	2007
Operating activities:
Net income	$25.6	$182.7
Non-cash impairment charges	175.2	--
Other non-cash adjustments	118.6	79.0
Changes in operating assets and liabilities	(200.5)	52.6

Net cash provided by operating activities	118.9	314.3
Investing activities:
Acquisition of business, net of cash acquired	--	(3,140.5)
Additions to property, plant and equipment	(56.1)	(56.1)
Additions to equipment held for rental	(13.8)	(15.8)
Proceeds from sale of property, plant and equipment	3.7	0.6
Proceeds from sale of equipment held for rental	9.5	4.0
Distribution of capital from unconsolidated affiliates	1.2	2.2
Decrease (increase) in other long-term assets	0.2	(3.5)

Net cash used by investing activities	(55.3)	(3,209.1)
Financing activities:
Proceeds from issuance of long-term debt	--	3,100.0
Debt issuance costs	--	(34.9)
Repayment of long-term debt	(77.0)	(39.5)
Net repayments under revolving credit facility	(0.5)	(82.4)
Proceeds from exercise of stock options	4.4	5.5
Excess tax benefits from stock-based compensation	3.0	5.2
Dividends paid	(22.3)	(22.2)

Net cash (used) provided by financing activities	(92.4)	2,931.7
Effect of exchange rate changes on cash	3.5	1.1

(Decrease) increase in cash and cash equivalents	(25.3)	38.0
Cash and cash equivalents at beginning of period	75.2	22.0

Cash and cash equivalents at end of period	$49.9	$60.0

Supplementary disclosures:
Depreciation and amortization	$110.6	$91.3
Cash paid for interest	161.1	123.8
Cash paid for income taxes	100.2	22.9

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of Oshkosh Corporation (the “Company”) for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007. The interim results are not necessarily indicative of results for the full year.

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

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133,” which enhances disclosures of derivative instruments, including those used in hedging activities. The Company will be required to adopt SFAS No. 161 as of January 1, 2009. The adoption of SFAS No. 161 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pro forma Information

        The following unaudited pro forma financial information for the nine months ended June 30, 2007 assumes that the acquisition of JLG had been completed as of October 1, 2006 (in millions, except per share amounts):

Net sales	$4,910.6
Net income	169.7
Earnings per share:
Basic	$2.31
Diluted	$2.27

        The pro forma information does not purport to be indicative of results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

3.	Receivables

        Receivables consisted of the following (in millions):

	June 30, 2008	September 30, 2007
U.S. government:
Amounts billed	$139.1	$133.0
Cost and profits not billed	6.2	13.3

	145.3	146.3
Other trade receivables	905.7	856.3
Finance receivables	30.0	36.1
Pledged finance receivables	7.9	10.4
Note receivables	67.0	53.0
Other receivables	52.0	68.4

	1,207.9	1,170.5
Less allowance for doubtful accounts	(28.6)	(31.0)

	$1,179.3	$1,139.5

Current receivables	$1,113.6	$1,076.2
Long-term receivables	65.7	63.3

	$1,179.3	$1,139.5

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Pledged finance receivables result from the transfer of finance receivables to third parties in exchange for cash. In compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” these transfers are accounted for as debt on the Company’s consolidated balance sheets. As of June 30, 2008, the Company’s maximum loss exposure associated with these transactions was $7.6 million.

        Finance and pledged finance receivables consisted of the following (in millions):

	June 30, 2008	September 30, 2007
Finance receivables	$33.0	$34.7
Pledged finance receivables	7.9	10.4

	40.9	45.1
Estimated residual value	2.0	6.5
Less unearned income	(5.0)	(5.1)

Net finance and pledged finance receivables	37.9	46.5
Less allowance for doubtful accounts	(1.2)	(1.5)

	$36.7	$45.0

        The contractual maturities of the Company’s finance and pledged finance receivables at June 30, 2008 are as follows: 2008 (remaining three months) — $7.3 million; 2009 — $12.4 million; 2010 — $5.7 million; 2011 — $6.6 million; 2012 — $4.4 million; 2013 — $1.8 million; and thereafter — $2.7 million.

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

4.	Inventories

        Inventories consisted of the following (in millions):

	June 30, 2008	September 30, 2007
Raw materials	$456.8	$406.7
Partially finished products	329.8	302.4
Finished products	588.9	390.5

Inventories at FIFO cost	1,375.5	1,099.6
Less: Progress/performance-based payments on
U.S. government contracts	(128.2)	(143.7)
Excess of FIFO cost over LIFO cost	(64.1)	(46.4)

	$1,183.2	$909.5

        Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

        Inventory includes costs which are amortized to expense as sales are recognized under certain contracts. At June 30, 2008 and September 30, 2007, unamortized costs related to long-term contracts of $5.2 million and $6.1 million, respectively, were included in inventory.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Investments in Unconsolidated Affiliates

        The Company records its investments in, and share of earnings of, Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), RiRent Europe, B.V. (“RiRent”), and Mezcladoras Trailers de Mexico, S.A. de C.V. (“Mezcladoras”) under the equity method of accounting. Earnings from these investments, net of related income taxes, are reflected in Equity in Earnings of Unconsolidated Affiliates.

        The Company and an unaffiliated third party are general partners in OMFSP. OMFSP engages in new vendor lease business providing financing to certain customers of the Company. The Company sells vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers. Company sales to OMFSP were $29.3 million and $55.0 million for the nine months ended June 30, 2008 and 2007, respectively. Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 4.0% to 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% to 6.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. All such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of FIN 46R, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

        The Company’s investment in OMFSP was $15.7 million at June 30, 2008. The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in OMFSP.

        The Company and an unaffiliated third party are joint venture partners in RiRent. RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not lease or rent directly to end users. The Company’s sales to RiRent were $43.1 million and $23.8 million for the nine months ended June 30, 2008 and the period from date of acquisition (December 6, 2006) through June 30, 2007, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years.

        Included in investments in unconsolidated affiliates in the Company’s Condensed Consolidated Balance Sheet at June 30, 2008 is JLG’s investment in RiRent of $16.2 million, which represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in RiRent. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner.

        Mezcladoras manufactures and markets concrete mixers, concrete batch plants and refuse collection vehicles in Mexico. The Company’s investment in Mezcladoras was $6.9 million at June 30, 2008, which represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest in Mezcladoras.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Property, Plant and Equipment

        The following table presents details of the Company’s property, plant and equipment (in millions):

	June 30, 2008	September 30, 2007
Land and land improvements	$46.8	$46.8
Equipment on operating lease to others	34.4	26.4
Buildings	219.7	209.8
Machinery and equipment	424.5	382.6
Construction in progress	--	1.7

	725.4	667.3
Less accumulated depreciation	(285.1)	(237.7)

	$440.3	$429.6

        Depreciation expense was $53.2 million and $42.7 million for the nine months ended June 30, 2008 and 2007, respectively. Equipment on operating lease to others represents the cost of equipment sold to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at June 30, 2008 and September 30, 2007 was $23.1 million and $22.6 million, respectively.

7.	Goodwill and Purchased Intangible Assets

        Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually and when a triggering event occurs in an interim period indicating a reporting unit’s carrying amount is greater than its fair value. The Company performs its annual impairment test in the fourth quarter of its fiscal year. In the fourth quarters of fiscal 2007 and 2006, the Company performed its annual impairment test pursuant to SFAS 142 and did not identify any impairment loss.

        Due to rationalization of manufacturing facilities, inefficiencies associated with the relocation and start-up of production of Norba-branded products from Sweden to The Netherlands and increased material costs and product warranties, the Company’s European refuse collection vehicle business, the Geesink Norba Group (“Geesink”), sustained an operating loss of $26.5 million in the first nine months of fiscal 2008. The loss was significantly more than estimated in the Company’s financial projections supporting its fiscal 2007 fourth quarter impairment test.

        The Company has taken steps over the last 18 months to turn around the Geesink business, including selling an unprofitable facility in The Netherlands during the first quarter of fiscal 2008, reaching an agreement with the Works Council in Sweden regarding rationalizing a facility in that country in order to consolidate Norba-branded production in The Netherlands, reducing its work force, installing new executive leadership, integrating operations with JLG, implementing lean manufacturing practices, introducing new products and outsourcing components to lower cost manufacturing sites. In the third quarter of fiscal 2008, it became evident that synergies related to Geesink’s facility rationalization program would be lower than expected and costs to execute the rationalization would be higher than anticipated. The resulting slower than expected and more difficult return to profitability of Geesink’s business, further escalation of raw material costs and a reduction in fabrication volume for the Company’s access equipment segment at Geesink’s Romania facility due to a slowdown in the European access equipment market led to the Company’s conclusion that a charge for impairment was required. During the third quarter of fiscal 2008, the Company took these factors into account in developing its fiscal 2009 and long-term forecast for this business. With the assistance of a third party valuation firm, the Company determined that Geesink goodwill and non-amortizable intangible assets were impaired and the Company recorded non-cash impairment charges of $167.4 million and $7.8 million for these assets in the third quarter of fiscal 2008, respectively. The evaluation was based upon a discounted cash flow analysis of the historical and forecasted operating results of this business.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        The following table presents the changes in goodwill during the nine months ended June 30, 2008 (in millions):

Segment	September 30, 2007	Translation	Impairment	Other	June 30, 2008
Access equipment	$1,853.7	$40.4	$--	$16.8	$1,910.9
Fire & emergency	230.8	3.6	--	--	234.4
Commercial	350.9	13.8	(167.4)	--	197.3

Total Goodwill	$2,435.4	$57.8	$(167.4)	$16.8	$2,342.6

        Amounts included in the other column included adjustments made in the first quarter of fiscal 2008 to intangible assets and certain pre-acquisition contingencies related to JLG upon finalization of certain appraisals.

        During the first quarter of fiscal 2008, the Company finalized its purchase accounting for the JLG acquisition resulting in adjustments to the purchased intangible assets. Details of the Company’s total purchased intangible assets are as follows (in millions):

	June 30, 2008
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(16.1)	$39.3
Non-compete	10.4	57.2	(44.5)	12.7
Technology-related	11.9	117.9	(28.0)	89.9
Customer relationships	12.5	606.7	(80.1)	526.6
Other	12.0	16.7	(8.5)	8.2

	14.0	853.9	(177.2)	676.7
Non-amortizable tradenames		429.2	--	429.2

Total		$1,283.1	$(177.2)	$1,105.9

	September 30, 2007
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(15.0)	$40.4
Non-compete	10.4	57.2	(38.4)	18.8
Technology-related	11.8	128.2	(20.5)	107.7
Customer relationships	12.7	587.4	(41.1)	546.3
Other	12.0	16.7	(7.4)	9.3

	14.1	844.9	(122.4)	722.5
Non-amortizable tradenames		439.6	--	439.6

Total		$1,284.5	$(122.4)	$1,162.1

        Excluding the impact of any future acquisitions, the estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2007 are as follows: 2008 (remaining three months) — $17.1 million; 2009 — $66.1 million; 2010 — $65.0 million; 2011 — $64.5 million; 2012 — $64.3 million; and 2013 — $62.4 million.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Credit Agreements

        The Company was obligated under the following debt instruments (in millions):

	June 30, 2008	September 30, 2007
Senior Secured Facility:
Revolving line of credit	$--	$--
Term loan A	387.5	437.5
Term loan B	2,541.5	2,567.5
Limited recourse debt from finance receivables monetizations	7.8	11.1
Other long-term facilities	5.2	5.9

	2,942.0	3,022.0
Less current portion	(27.9)	(46.4)

	$2,914.1	$2,975.6

Current portion of long-term debt	$27.9	$46.4
Other short-term facilities	34.5	35.1

	$62.4	$81.5

        The Company has a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions, which consists of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). The $500.0 million Term Loan A requires principal payments of $12.5 million, plus interest, due quarterly through September 2011, with a final principal payment of $262.5 million due December 6, 2011. The $2.6 billion Term Loan B requires principal payments of $6.5 million, plus interest, due quarterly through September 2013, with a final principal payment of $2,424.5 million due December 6, 2013. At June 30, 2008, outstanding letters of credit of $20.5 million reduced available capacity under the Revolving Credit Facility to $529.5 million. As a result of excess available cash at June 30, 2008, the Company prepaid its quarterly principal payments which were originally due in September and December 2008 and March 2009.

        No additional principal payments are due under the Credit Agreement during the remainder of fiscal 2008. The estimated future maturities under the Credit Agreement for the six fiscal years succeeding September 30, 2008 are as follows: 2009 — $38.0 million; 2010 — $76.0 million; 2011 — $76.0 million; 2012 — $288.5 million; 2013 — $26.0 million and 2014 — $2,424.5 million.

        Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5% or a bank’s “Prime Rate”) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted-average interest rate on borrowings outstanding at June 30, 2008 was 4.08% and 4.41% for the Term Loans A and B, respectively.

        To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes the variable portion of the interest rate on debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The notional amount of the swap at June 30, 2008 was $2.0 billion and reduces in varying amounts annually each December until the termination date. The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments. In accordance with SFAS No. 133, the effective portion of the change in fair value of the derivative will be recorded in “Accumulated Other Comprehensive Income,” while any ineffective portion is recorded as an adjustment to interest expense. At June 30, 2008, a loss of $47.9 million ($29.5 million net of tax), representing the fair value of the interest rate swap, is recorded in “Accumulated Other Comprehensive Income.” The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense when the hedged, forecasted interest is recorded.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 5.105% and the counterparty will pay the Company interest on the notional amount at a variable rate equal to 3-month LIBOR. The 3-month LIBOR rate applicable to this agreement was 2.79% at June 30, 2008. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 3-month LIBOR fluctuates. Neither the Company nor the counterparty, which is a prominent financial institution, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults.

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

        The Credit Agreement contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement also requires maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined) of 4.75x for the fiscal quarters ending on or before September 30, 2008, reducing to 4.25x for the fiscal quarters ending on December 31, 2008 through September 30, 2009 and 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance with these covenants at June 30, 2008.

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

        As a result of the sale of finance receivables through limited recourse monetization transactions, the Company had $7.8 million of limited recourse debt outstanding as of June 30, 2008. The aggregate amount of limited recourse debt outstanding at June 30, 2008 becomes due in fiscal 2008 and 2009 as follows: $3.4 million and $4.4 million, respectively.

9.	Warranty and Guarantee Arrangements

        The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer generally deals directly with the component manufacturer.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Changes in the Company’s warranty liability were as follows (in millions):

	Nine Months Ended June 30,
	2008	2007
Balance at beginning of period	$88.2	$56.9
Acquisitions	--	21.6
Warranty provisions for the period	56.9	43.6
Settlements made during the period	(50.0)	(36.5)
Changes in liability for pre-existing warranties
during the period, including expirations	(5.4)	(2.2)
Foreign currency translation adjustment	0.9	0.4

Balance at end of period	$90.6	$83.8

        Liabilities for pre-existing warranty claims decreased by $5.4 million for the first nine months of fiscal 2008 generally as a result of lower than expected claims combined with the expiration of a systemic warranty during the period on a billion dollar, multi-year contract in the defense segment. Actual warranty claims experience in the defense segment has generally declined since the start of the conflicts in Afghanistan and Iraq.

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

        The Company provides guarantees of certain customers’ obligations under deferred payment contracts and lease payment agreements to third parties. Guarantees provided prior to February 1, 2008 are limited to $1.0 million per year in total. In January 2008, the Company entered into a new guarantee arrangement. Under this arrangement guarantees are limited to $3.0 million per year for contracts signed after February 1, 2008. These guarantees are mutually exclusive and until the portfolio under the $1.0 million guarantee is repaid, the Company has exposure of up to $4.0 million per year. Both guarantees are supported by the residual value of the underlying equipment. The Company’s actual losses under these guarantees over the last ten years have been negligible. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has recorded the fair value of all such guarantees issued after January 1, 2003 as a liability and a reduction of the initial revenue recognized on the sale of equipment. Liabilities accrued since January 1, 2003 for such guarantees were not significant.

        In the access equipment segment, the Company is party to multiple agreements whereby it guaranteed $141.5 million in indebtedness of others as of June 30, 2008, including $133.9 million of maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party debt. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability, among other things, to take possession of the underlying collateral. At June 30, 2008, the Company had recorded $3.8 million of liabilities related to these agreements. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional accruals may be required. While the Company believes it is unlikely that it would experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations, and in the event that occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of those reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and is generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions.

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

        At June 30, 2008, the U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” totaled $0.4 million in notional amounts for the contracts to sell Euro. At June 30, 2008, net unrealized losses related to forward foreign exchange contracts were insignificant in amount and have been included in accumulated other comprehensive income (loss). All balances are expected to be reclassified from accumulated other comprehensive income (loss) to earnings during the next twelve months due to actual export sales and sales of products whose underlying costs contain purchases denominated in foreign currencies.

        The Company has entered into forward foreign exchange currency contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under SFAS No. 133, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Condensed Consolidated Balance Sheets in other current assets and other current liabilities. At June 30, 2008, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $475.1 million in notional amounts, including $333.2 million in contracts to sell Euro and $56.6 million in contracts to sell U.K. pounds sterling, with the remaining contracts covering a variety of foreign currencies.

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

        The Company recognizes compensation expense for stock options, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2008 was $2.3 million ($1.6 million net of tax) and $10.8 million ($7.0 million net of tax), respectively. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2007 was $2.4 million ($1.7 million net of tax) and $8.0 million ($5.6 million net of tax), respectively.

        The Company granted 37,950 and 27,950 options to purchase shares of stock during the nine months ended June 30, 2008 and 2007, respectively. In addition, the Company granted 11,825 and 55,825 shares of nonvested stock during the nine months ended June 30, 2008 and 2007, respectively.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.	Comprehensive Income

        Total comprehensive income was as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(84.3)	$90.6	$25.6	$182.7
Derivative instruments, net of
income taxes	25.9	12.7	(17.5)	11.7
Minimum pension liability adjustment,
net of income taxes	0.2	--	1.3	--
Currency translation adjustments	(3.3)	22.1	105.3	40.3

Other comprehensive income	22.8	34.8	89.1	52.0

Comprehensive (loss) income	$(61.5)	$125.4	$114.7	$234.7

13.	Earnings Per Share

        The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Basic weighted average share outstanding	74,135,753	73,628,566	73,948,242	73,505,782
Effect of dilutive stock options and other
equity-based compensation awards	--	1,333,758	994,931	1,264,109

Diluted weighted average shares outstanding	74,135,753	74,962,324	74,943,173	74,769,891

        Options to purchase 2,837,130 shares of Common Stock and 381,934 non-vested shares were outstanding during the three months ended June 30, 2008, but were excluded from the computation of diluted earnings per share because the loss for the period caused all potentially dilutive shares to be anti-dilutive. Options to purchase 1,025,522 shares of Common Stock were outstanding during the nine month period ended June 30, 2008, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive. Options to purchase 1,950 shares of Common Stock were outstanding during the three and nine month periods ended June 30, 2007, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.	Employee Benefit Plans

        Components of net periodic pension benefit cost were as follows (in millions):

	U.S. Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Service cost	$2.5	$2.4	$7.6	$7.2
Interest cost	2.5	2.2	7.6	6.8
Expected return on plan assets	(3.0)	(2.8)	(9.0)	(8.6)
Amortization of prior service cost	0.3	0.3	1.0	0.9
Curtailment	2.1	--	4.1	--
Amortization of net loss	0.6	0.7	1.6	2.0

Net periodic benefit cost	$5.0	$2.8	$12.9	$8.3

	Non-U.S. Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Service cost	$0.3	$0.3	$1.0	$0.8
Interest cost	0.3	0.3	1.1	0.7
Expected return on plan assets	(0.3)	(0.2)	(1.1)	(0.5)
Amortization of net (gain) loss	--	--	(0.1)	0.1

Net periodic benefit cost	$0.3	$0.4	$0.9	$1.1

        The Company does not expect to contribute to its pension plans in fiscal 2008. In fiscal 2007, the Company contributed $2.2 million to its pension plans.

        Components of net periodic other post-employment benefit costs were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Service cost	$0.5	$0.4	$1.4	$1.3
Interest cost	0.5	0.4	1.4	1.3
Amortization of net loss	--	0.1	0.1	0.3

Net periodic benefit cost	$1.0	$0.9	$2.9	$2.9

        The Company made contributions to fund benefit payments of $0.2 million and $0.2 million for the three month and $0.6 and $0.5 for the nine month periods ended June 30, 2008 and 2007, respectively, under its other post-employment benefit plans. The Company estimates additional contributions of approximately $0.2 million will be made under these other post-employment plans prior to the end of fiscal 2008.

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

        The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes in the Company’s Condensed Consolidated Statements of Income. At October 1, 2007, the Company had accrued $8.6 million for the potential payment of interest and penalties on gross unrecognized tax benefits. The Company recognized interest and penalties of $0.6 million and $2.6 million in the provision for income taxes in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2008, respectively.

        Tax years which remain subject to examination by tax authorities for the Company include years subsequent to 2005 in the United States and subsequent to 2006 in Belgium. In addition, JLG is subject to examination in the United States for periods subsequent to July 31, 2003.

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

        At June 30, 2008 and September 30, 2007, the Company had reserves of $3.9 million and $4.1 million, respectively, for losses related to environmental matters that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        The Company is also contingently liable under bid, performance and specialty bonds totaling approximately $297.7 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $20.5 million at June 30, 2008.

        Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $3.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At June 30, 2008 and September 30, 2007, the reserve for product and general liability claims was $50.8 million and $51.6 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

        Prior to its acquisition by the Company, JLG had received notices of audit adjustments totaling $7.1 million from the Pennsylvania Department of Revenue (“PA”) in connection with audits of income tax returns filed by JLG for fiscal years 1999 through 2003. The adjustments proposed by PA consisted primarily of the disallowance of a royalty deduction taken on JLG’s income tax returns. The Company made a $2.3 million payment on May 27, 2008 to the PA in complete satisfaction of this issue, inclusive of interest.

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

        In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate and other” includes corporate office expenses, including share-based compensation, results of insignificant operations and intersegment eliminations. Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment and certain other assets pertaining to corporate activities.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Summarized financial information concerning the Company’s product lines and reportable segments was as follows (in millions):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$607.6	$--	$607.6	$514.6	$--	$514.6
Telehandlers	227.9	--	227.9	279.0	--	279.0
Other	84.7	--	84.7	80.2	--	80.2

Total access equipment	920.2	--	920.2	873.8	--	873.8
Defense	486.9	2.6	489.5	375.0	1.3	376.3
Fire & emergency	273.4	7.9	281.3	280.7	9.5	290.2
Commercial
Concrete placement	123.2	--	123.2	155.5	--	155.5
Refuse collection	145.3	5.5	150.8	136.8	--	136.8
Other	20.3	0.2	20.5	25.5	--	25.5

Total commercial	288.8	5.7	294.5	317.8	--	317.8
Intersegment eliminations	--	(16.2)	(16.2)	--	(10.8)	(10.8)

Consolidated	$1,969.3	$--	$1,969.3	$1,847.3	$--	$1,847.3

	Nine Months Ended June 30, 2008			Nine Months Ended June 30, 2007
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment(a)
Aerial work platforms	$1,541.3	$--	$1,541.3	$956.7	$--	$956.7
Telehandlers	552.7	--	552.7	577.1	--	577.1
Other	249.8	--	249.8	165.7	--	165.7

Total access equipment	2,343.8	--	2,343.8	1,699.5	--	1,699.5
Defense	1,332.5	6.0	1,338.5	990.5	3.4	993.9
Fire & emergency	795.4	30.9	826.3	826.2	24.2	850.4
Commercial
Concrete placement	283.6	--	283.6	512.7	--	512.7
Refuse collection	424.8	5.5	430.3	404.2	--	404.2
Other	61.7	0.2	61.9	81.8	--	81.8

Total commercial	770.1	5.7	775.8	998.7	--	998.7
Intersegment eliminations	--	(42.6)	(42.6)	--	(27.6)	(27.6)

Consolidated	$5,241.8	$--	$5,241.8	$4,514.9	$--	$4,514.9

(a)	Fiscal 2007 access equipment disclosures include the results of JLG subsequent to December 6, 2006, the date of acquisition.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Operating income (loss):
Access equipment(a)	$125.2	$98.3	$309.9	$153.9
Defense	66.5	65.3	190.1	172.7
Fire & emergency	17.9	29.0	60.7	81.2
Commercial	(181.4)	17.8	(197.1)	60.7
Corporate and other	(22.2)	(17.7)	(79.4)	(57.4)

Consolidated operating income	6.0	192.7	284.2	411.1
Interest expense, net of interest income	(49.4)	(56.4)	(157.4)	(137.5)
Miscellaneous other income (expense)	(2.9)	1.6	(8.5)	2.1

(Loss) income before provision for income
taxes, equity in earnings of unconsolidated
affiliates and minority interest	$(46.3)	$137.9	$118.3	$275.7

(a)	Fiscal 2007 access equipment disclosures include the results of JLG subsequent to December 6, 2006, the date of acquisition.

	June 30, 2008	September 30, 2007
Identifiable assets:
Access equipment:
U.S.	$2,877.3	$2,845.0
Europe (b)	1,382.1	1,032.1
Rest of world	126.3	282.5

Total access equipment	4,385.7	4,159.6
Defense - U.S.	266.0	251.5
Fire & emergency:
U.S.	768.9	761.3
Europe	135.5	119.0

Total fire & emergency	904.4	880.3
Commercial:
U.S. (b)	668.4	670.3
Other North America (b)	44.4	34.5
Europe	183.5	306.8

Total Commercial	896.3	1,011.6
Corporate and other - U.S.	112.4	96.8

Consolidated	$6,564.8	$6,399.8

(b)	Includes investment in unconsolidated affiliates.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Net sales by geographic region based on product shipment destination were as follows (in millions):

	Nine Months Ended June 30,
	2008	2007
Net sales:
United States	$3,648.9	$3,472.8
Other North America	136.4	98.0
Europe, Africa and Middle East	1,181.7	761.8
Rest of world	274.8	182.3

Consolidated	$5,241.8	$4,514.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

        This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions “Executive Overview” and “Fiscal 2008 Outlook” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the consequences of financial leverage associated with the JLG Industries, Inc. (“JLG”) acquisition and the level of the Company’s associated borrowing costs; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, especially during a recession, which many believe the U.S. has already entered; the Company’s ability to offset rising steel, fuel and other costs through other cost decreases or product selling price increases; the expected level and timing of U.S. Department of Defense (“DoD”) procurement of products and services and funding thereof; risks related to reductions in government expenditures and the uncertainty of government contracts; risks associated with international operations and sales, including foreign currency fluctuations; the Company’s ability to turn around its Geesink Norba Group (“Geesink”) business; risks related to the collectibility of access equipment receivables; and the potential for increased costs relating to compliance with changes in laws and regulations. In addition, the Company’s expectations for fiscal 2008 are based in part on certain assumptions made by the Company, which are set forth under the caption “Certain Assumptions.” Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2008.

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

        Fire & emergency – custom and commercial firefighting vehicles and equipment, aircraft rescue and firefighting vehicles, snow removal vehicles, ambulances and other emergency vehicles primarily sold to fire departments, airports and other governmental units in the Americas and abroad, wreckers and carriers sold to towing companies in the Americas and abroad, mobile medical trailers sold to hospitals and third party medical service providers in the U.S. and Europe and broadcast vehicles sold to broadcasters and TV stations in the Americas and abroad.

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

Executive Overview

        Following strong growth in the first six months of fiscal 2008, primarily related to significantly higher international sales in the Company’s access equipment segment and favorable foreign currency exchange rates, the Company reported an $84.3 million net loss for the third quarter of fiscal 2008 as a result of pre-tax charges of $175.2 million ($173.1 million after tax, or $2.33 per share) related to the non-cash impairment of intangible assets related to Geesink. The decrease in operating income from the third quarter of fiscal 2007 was also attributable to lower operating income in the commercial and fire & emergency segments as a result of lower sales of concrete mixers, towing & recovery and mobile medical equipment as well as production inefficiencies at Geesink, offset in part by strong performance in the access equipment segment. During the third quarter of fiscal 2008, the access equipment segment experienced weaker than previously expected orders, a number of order cancellations and notices from several large customers that they would be significantly decreasing their purchases for the remainder of the calendar year. The Company also began to experience the effects of rapidly rising raw material costs. The Company expects these factors will accelerate in the fourth quarter and that these factors, along with weakness in North American access equipment, concrete placement and certain fire & emergency product lines, will result in sharply lower earnings in its fourth fiscal quarter and cause earnings per share for the full year in fiscal 2008 to decrease between 76.5% and 72.3%, inclusive of the intangible asset impairment charges.

        The Company’s financial performance for the third quarter and year-to-date fiscal 2008 and its expectations for its financial performance for the full year fiscal 2008 are as follows:

	Percentage Increase (Decrease) vs. Prior Period
	Actual Third Quarter Fiscal 2008	Actual First Nine Months Fiscal 2008	Full Year Fiscal 2008 Estimates
Sales	6.6%	16.1%	11.4% - 12.6%
Operating income	(96.9)%	(30.9)%	(34.8)% - (32.2)%
Net income	(193.0)%	(86.0)%	(76.5)% - (72.4)%
Earnings per share	(194.2)%	(86.1)%	(76.5)% - (72.3)%

        For the first nine months of fiscal 2008, lower operating results were largely driven by the pre-tax, non-cash impairment charges at Geesink of $175.2 million. Lower operating performance in the commercial and fire & emergency segments and higher corporate costs also contributed to the significantly lower earnings during the period. The Company’s results in the first nine months of fiscal 2008 benefited from the inclusion of JLG for the entire nine months compared to only seven months in the prior year following the Company’s acquisition of JLG in December 2006, strong international sales at JLG, increased defense segment sales and favorable foreign currency exchange rates.

        Access equipment sales were $2.3 billion for the first nine months of fiscal 2008 compared to $1.7 billion in the first nine months of the prior year. The increase in sales was primarily driven by the inclusion of JLG’s results for the entire nine month period in fiscal 2008 versus only seven months of ownership in the prior year period and higher international demand, offset by lower demand in the U.S. Access equipment segment operating income was $309.9 million, or 13.2% of sales, in the first nine months of fiscal 2008 compared to $153.9 million, or 9.1% of sales, for the first nine months of the prior year. Operating income margins in the first nine months of fiscal 2008 benefited from favorable foreign exchange rates, relatively flat operating expenses on higher sales and a favorable product and customer mix. Operating income for the access equipment segment for the first nine months of fiscal 2007 also included approximately $14.0 million of charges related to an inventory revaluation as of the JLG acquisition date.

        Since the onset of Operation Iraqi Freedom in 2003, the Company’s defense segment has benefited substantially from increasing DoD requirements for new trucks, parts, service, armoring and remanufacturing of vehicles operated in Iraq. In the first nine months of fiscal 2008, sales of new and remanufactured trucks increased nearly 40% and parts and service sales increased over 20% as compared to the same period in the prior year. Due to a higher mix of lower-margin truck sales, lower margins on the Family of Heavy Tactical Vehicles (“FHTV”) contract, inefficiencies on a service contract and higher product development costs, operating income margins declined from 17.4% of sales in the first nine months of fiscal 2007 to 14.2% of sales in the first nine months of fiscal 2008.

        The Company’s fire & emergency segment sales declined 2.8% in the first nine months of fiscal 2008 and operating income declined by 25.2%. The decrease in sales reflected weak markets for mobile medical trailers and broadcast vehicles and towing equipment as well as a shift in international fire apparatus sales to the fourth quarter of the fiscal year, offset in part by higher domestic fire apparatus and airport products sales. The decrease in operating income for the first nine months of fiscal 2008 was the result of operating losses at the Company’s domestic mobile medical trailer and broadcast vehicle business and international fire apparatus business as well as softness in the towing equipment market.

        Sales in the Company’s commercial segment decreased 22.3% in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. Sales declined largely due to weak demand at the Company’s North American concrete placement businesses as a result of lower U.S. residential construction and lower demand subsequent to the January 2007 diesel engine emissions standards changes in the U.S. Sales at Geesink were up 31.2% in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 due to higher demand in The Netherlands and the United Kingdom and better chassis availability in France, as well as favorable foreign exchange rates.

        The Company’s commercial segment incurred an operating loss of $197.1 million in the first nine months of fiscal 2008 compared to operating income of $60.7 million in the comparable prior year period. The operating loss was primarily related to $175.2 million in non-cash charges for the impairment of intangible assets related to Geesink. A decrease in domestic concrete placement sales and other operating losses at Geesink also contributed to the decrease in operating results. Geesink sustained an operating loss of $201.7 million in the first nine months of fiscal 2008 compared with an operating loss of $10.9 million in the first nine months of fiscal 2007. The increase in the operating loss was primarily due to $175.2 million in non-cash charges for the impairment of intangible assets, costs associated with the rationalization of manufacturing facilities, inefficiencies associated with the relocation and start-up of production of Norba-branded products in The Netherlands and increased material and warranty costs. During the third quarter of fiscal 2008, it became evident that synergies related to Geesink’s facility rationalization program would be lower than expected and costs to execute the rationalization would be higher than anticipated. The resulting slower than expected and more difficult return to profitability of Geesink’s business, further escalation of raw material costs and a reduction in fabrication volume for the Company’s access equipment segment at Geesink’s Romania facility due to a slowdown in the European access equipment market led to the Company’s conclusion that the charges for impairment were required. With the assistance of a third party valuation firm, the Company determined that Geesink goodwill and non-amortizable intangible assets were impaired and the Company recorded the non-cash impairment charges of $175.2 million in the third quarter of fiscal 2008.

        The Company estimates that its fiscal 2008 sales will increase to approximately $7.03 to $7.10 billion and that its earnings per share will decrease to between $0.84 and $0.99. These estimates reflect the Company’s performance for the first nine months of fiscal 2008, and the Company’s expectations for significantly lower results in its access equipment segment in the fourth quarter of fiscal 2008 as a result of weaker economic conditions in its primary markets and increases in the costs of raw materials. These estimates do not include any potential additional development costs that the Company would incur in the event of a Joint Light Tactical Vehicle (“JLTV”) Technology Development contract award to the Company and its teaming partner in the fourth quarter of fiscal 2008.

        Please refer to “Fiscal 2008 Outlook” and “Certain Assumptions” for a discussion of the Company’s sales, operating income, net income, earnings per share and debt estimates for fiscal 2008.

Results of Operations

Analysis of Consolidated Net Sales

        The following table presents net sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
Net sales	2008	2007	2008	2007
Access equipment	$920.2	$873.8	$2,343.8	$1,699.5
Defense	489.5	376.3	1,338.5	993.9
Fire & emergency	281.3	290.2	826.3	850.4
Commercial	294.5	317.8	775.8	998.7
Intersegment eliminations	(16.2)	(10.8)	(42.6)	(27.6)

Consolidated	$1,969.3	$1,847.3	$5,241.8	$4,514.9

Third Quarter Fiscal 2008 Compared to 2007

        Consolidated net sales increased 6.6% to $2.0 billion for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. This increase was largely driven by higher defense and, to a lesser extent, access equipment sales, partially offset by lower sales in the Company’s fire & emergency and commercial segments.

        Access equipment segment net sales increased 5.3% to $920.2 million for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The increase in sales was attributable to strong demand for aerial work platforms in Europe, a nearly 16% increase in the strength of the Euro as compared to the U.S. Dollar between the third quarter of fiscal 2007 and the third quarter of fiscal 2008 and increased demand for aftermarket parts and service. These increases were offset in part by lower demand for telehandlers due to the weak construction market in the U.S. and lower orders for telehandlers in Europe prior to the launch of a redesigned product. Although the access equipment market in certain countries of Western Europe started to experience signs of weakness in the third quarter of fiscal 2008, sales in Europe overall increased nearly 30% versus the comparable prior year quarter.

        Defense segment net sales increased 30.1% to $489.5 million for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The increase was attributable to an increase in sales of heavy-payload tactical vehicles and substantially higher parts and service sales. Sales of new and remanufactured trucks were up 18.7% versus the comparable prior year quarter as an increase in sales of new heavy-payload trucks more than offset a decrease in medium-payload truck and international truck sales. Parts and service sales more than doubled in the third quarter due to higher armor kit sales and international service work.

        Fire & emergency segment net sales decreased 3.1% to $281.3 million for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The decrease in sales reflected weaker demand for mobile medical trailers and towing equipment as well as a shift in the timing of international fire apparatus sales to the fourth quarter of fiscal 2008, offset in part by higher volume in the domestic fire apparatus business. A reduction in medical reimbursement rates by the U.S. government to providers of mobile medical imaging services continued to have a negative effect on sales of mobile medical trailers. The towing equipment vehicle market was negatively impacted by lower demand as a result of rising fuel prices and uncertainty in the U.S. economy.

        Commercial segment net sales decreased 7.3% to $294.5 million for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The decrease was the result of a 20% decline in sales of concrete placement products, offset in part by increased refuse collection vehicle sales in both North America and Europe. Since the third quarter of fiscal 2007, the Company has experienced sharply lower demand in the United States as a result of lower residential construction activity and the impact of customer pre-buy of units in advance of the 2007 diesel engine emissions standards change. European refuse collection vehicle sales were up nearly 20% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 due to higher demand in The Netherlands as well as favorable foreign exchange rates.

First Nine Months of Fiscal 2008 Compared to 2007

        Consolidated net sales increased 16.1% to $5.2 billion for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. JLG was included in results for a full nine months in fiscal 2008 as compared to only seven months in fiscal 2007, driving the increase in consolidated net sales.

        Access equipment net sales increased $644.3 million to $2,343.8 million for the first nine months of fiscal 2008 compared to $1,699.5 million in the prior year period. The increase was driven primarily by the inclusion of JLG sales for the entire nine months compared to the Company’s ownership for seven months in the prior year period. Access equipment sales in the prior year represented sales of JLG from December 6, 2006, the date of acquisition, through the end of the third quarter. Considering sales for the full nine-month period in fiscal 2007, including periods prior to the Company’s ownership, this segment experienced significantly stronger demand for aerial work platforms outside North America and lower demand in North America in the first nine months of fiscal 2008 compared to JLG sales for the nine months ended June 30, 2007.

        Defense segment net sales increased 34.7% to $1,338.5 million for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The increase was attributable to an increase in sales of new and remanufactured trucks, as well as higher parts and service sales. Sales of new and remanufactured trucks were up 38.1% versus the comparable prior year period as an increase in sales of new and remanufactured heavy-payload trucks was partially offset by a decrease in medium-payload truck sales and international truck sales. Parts and service sales increased on significantly higher armor kit shipments and service work.

        Fire & emergency segment net sales decreased 2.8% to $826.3 million for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The decrease in sales reflected weaker demand for towing equipment as well as mobile medical trailers and broadcast vehicles and a shift in the timing of international fire apparatus sales to the fourth quarter of fiscal 2008, offset in part by higher domestic fire apparatus and airport product sales. The towing equipment vehicle market has been negatively impacted by lower demand as a result of rising fuel prices and uncertainty in the U.S. economy. In addition, a reduction in medical reimbursement rates by the U.S. government to providers of mobile medical imaging services had a negative effect on sales of mobile medical trailers, and a writers’ strike reducing television networks’ advertising revenues negatively impacted the broadcast vehicle market.

        Commercial segment net sales decreased 22.3% to $775.8 million for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The decrease was largely the result of lower domestic concrete placement sales in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 due to a slowdown in U.S. residential construction and low volume subsequent to the January 2007 diesel engine emissions standards changes, offset in part by an increase in European refuse collection vehicle sales. European refuse collection vehicle sales were up 31.2% in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 due to higher demand in The Netherlands and the United Kingdom, favorable foreign exchange rates and better chassis availability in France.

Analysis of Consolidated Operating Income

        The following table presents operating income by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
Operating income (loss)	2008	2007	2008	2007
Access equipment	$125.2	$98.3	$309.9	$153.9
Defense	66.5	65.3	190.1	172.7
Fire & emergency	17.9	29.0	60.7	81.2
Commercial	(181.4)	17.8	(197.1)	60.7
Corporate and other	(22.2)	(17.7)	(79.4)	(57.4)

Consolidated	$6.0	$192.7	$284.2	$411.1

Third Quarter Fiscal 2008 Compared to 2007

        Consolidated operating income decreased 96.9% to $6.0 million, or 0.3% of sales, in the third quarter of fiscal 2008 compared to $192.7 million, or 10.4% of sales, in the third quarter of fiscal 2007. Operating income in the third quarter of fiscal 2008 reflected $175.2 million of non-cash intangible asset impairment charges related to Geesink.

        Access equipment segment operating income increased 27.3% to $125.2 million, or 13.6% of sales, in the third quarter compared to $98.3 million, or 11.3% of sales, in the prior year quarter. Operating income in the third quarter primarily benefited from favorable foreign exchange rates, higher aftermarket sales and product mix. Prior year third quarter results also included a charge of $2.0 million related to the revaluation of inventory at the acquisition date of JLG.

        Defense segment operating income increased 2.0% to $66.5 million, or 13.6% of sales, in the third quarter compared to $65.3 million, or 17.3% of sales, in the prior year quarter. The decrease in operating income as a percent of sales compared to the prior year quarter reflected lower margins on truck contract renewals, a higher mix of lower-margin truck sales and higher product development costs.

        Fire & emergency segment operating income declined 38.2% to $17.9 million, or 6.4% of sales, in the third quarter compared to $29.0 million, or 10.0% of sales, in the prior year quarter. The decrease in operating income during the third quarter was primarily related to lower sales, adverse product mix and a work stoppage at a fabrication facility.

        The commercial segment incurred an operating loss of $181.4 million in the third quarter of fiscal 2008 compared to operating income of $17.8 million, or 5.6 percent of sales, in the prior year quarter. The operating loss for the third quarter of fiscal 2008 included $175.2 million in non-cash charges for the impairment of intangible assets related to Geesink. Operating income performance was also negatively affected by other operating losses at Geesink and a decrease in domestic concrete placement sales.

        Geesink sustained an operating loss of $187.7 million in the third quarter of fiscal 2008, as compared to a loss of $0.5 million in the prior year quarter. The increase in the operating loss was primarily due to $175.2 million in non-cash charges for the impairment of intangible assets, inefficiencies associated with the relocation and start-up of production of Norba-branded products in The Netherlands and increased material and warranty costs. The Company has taken steps over the last 18 months to turn around the Geesink business, including selling an unprofitable facility in The Netherlands during the first quarter of fiscal 2008, reaching an agreement with the Works Council in Sweden regarding rationalizing a facility in that country in order to consolidate Norba-branded production in The Netherlands, reducing its work force, installing new executive leadership, integrating operations with JLG, implementing lean manufacturing practices, introducing new products and outsourcing components to lower cost manufacturing sites. The turnaround of Geesink has taken longer than the Company anticipated. In the third quarter of fiscal 2008, it became evident that synergies related to Geesink’s facility rationalization program would be lower than expected and costs to execute the rationalization will be higher than anticipated. The resulting slower than expected and more difficult return to profitability of Geesink’s business, further escalation of raw material costs and a reduction in fabrication volume for the Company’s access equipment segment at Geesink’s Romania facility due to a slowdown in the European access equipment market led to the Company’s conclusion that the charges for impairment were required. During the third quarter of fiscal 2008, the Company took these factors into account in developing its fiscal 2009 and long-term forecast for this business. With the assistance of a third party valuation firm, the Company determined that Geesink goodwill and non-amortizable intangible assets were impaired. The Company recorded non-cash impairment charges totaling $175.2 million in the third quarter of fiscal 2008 as a result of this assessment.

        Corporate operating expenses and inter-segment profit elimination increased $4.5 million to $22.2 million in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The prior year third quarter was favorably impacted by a reduction of litigation expense reserves. Higher personnel costs and additional information technology spending to support the Company’s growth objectives also contributed to the increase in corporate costs. These increases were offset in part by reductions in incentive compensation expense.

        Consolidated selling, general and administrative expenses increased 10.4% to $129.8 million, or 6.6% of sales, in the third quarter of fiscal 2008 compared to $117.4 million, or 6.4% of sales, in the third quarter of fiscal 2007. The increase in consolidated operating expenses as a percentage of sales was largely due to increased corporate expenses.

First Nine Months Fiscal 2008 Compared to 2007

        Consolidated operating income decreased 30.9% to $284.2 million, or 5.4% of sales, in the first nine months of fiscal 2008 compared to $411.1 million, or 9.1% of sales, in the first nine months of fiscal 2007. Operating income in the first nine months of fiscal 2008 reflected $175.2 million of non-cash intangible asset impairment charges related to Geesink.

        Access equipment segment operating income was $309.9 million, or 13.2% of sales, in the first nine months of fiscal 2008 compared to $153.9 million, or 9.1% of sales, in the first nine months of the prior year. Operating income margins in the prior year were negatively affected by the timing of the JLG acquisition just prior to JLG’s seasonal holiday shut-down and a charge of $14.0 million related to the revaluation of inventory at the acquisition date of JLG. In addition, operating income for the first nine months of fiscal 2008 benefited from a favorable product and customer mix and favorable foreign exchange rates.

        Defense segment operating income increased 10.1% to $190.1 million, or 14.2% of sales, in the first nine months of fiscal 2008 compared to $172.7 million, or 17.4% of sales, in the first nine months of the prior year. The decrease in operating income as a percentage of sales during the first nine months of fiscal 2008 reflected lower margins on the renewal of the FHTV contract, a higher mix of lower-margin truck sales, inefficiencies on the start-up of an international service contract and higher product development costs, offset in part by the reduction of a warranty reserve upon the expiration of a systemic warranty.

        Fire & emergency segment operating income decreased 25.2% to $60.7 million, or 7.3% of sales, in the first nine months of fiscal 2008 compared to $81.2 million, or 9.5% of sales, in the first nine months of the prior year. The decrease in operating income during the first nine months was the result of operating losses at the Company’s domestic mobile medical trailer and broadcast vehicle business and international fire apparatus business as well as softness in the towing equipment market and product mix, offset in part by a return to profitability at the Company’s domestic ambulance business.

        The commercial segment incurred an operating loss of $197.1 million in the first nine months of fiscal 2008 compared to operating income of $60.7 million, or 6.1 percent of sales, in the first nine months of the prior year. The operating loss for the first nine months of fiscal 2008 included $175.2 million in non-cash charges related to the impairment of intangible assets relating to Geesink. Operating income performance was also negatively affected by significantly lower concrete mixer sales as a result of a slowdown in the U.S. residential construction market combined with lower unit volumes subsequent to the January 2007 diesel engine emissions standards changes and other operating losses at Geesink. Geesink sustained an operating loss of $201.7 million in the first nine months of fiscal 2008 compared to an operating loss of $10.9 million in the first nine months of the prior year. The increase in the operating loss was primarily due to $175.2 million in non-cash charges for the impairment of intangible assets, costs associated with the rationalization of manufacturing facilities, inefficiencies associated with the relocation and start-up of production of Norba-branded products in The Netherlands and increased material and warranty costs.

        Corporate operating expenses and inter-segment profit elimination increased $22.0 million to $79.4 million in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 largely due to higher personnel costs and additional information technology spending to support the Company’s growth objectives and the reduction of litigation expense reserves in the prior year period.

        Consolidated selling, general and administrative expenses increased 22.2% to $391.4 million, or 7.5% of sales, in the first nine months of fiscal 2008 compared to $320.3 million, or 7.1% of sales, in the first nine months of fiscal 2007 due largely to including JLG for a full nine months in fiscal 2008. Consolidated operating expenses as a percentage of sales have increased largely due to increased corporate expenses.

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2008 Compared to 2007

        Interest expense, net of interest income, decreased $7.0 million to $49.4 million in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, largely as a result of lower interest rates on variable rate debt and the repayment of borrowings incurred in connection with the JLG acquisition.

        The effective income tax rate for the third quarter of fiscal 2008 was (87.2)% compared to 36.0% in the third quarter of fiscal 2007. The increase in the effective tax rate resulted primarily from the impairment of non-deductible goodwill.

        Equity in earnings of unconsolidated affiliates, net of income taxes, of $1.9 million in the third quarter of fiscal 2008 and $2.1 million in the third quarter of fiscal 2007 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

First Nine Months Fiscal 2008 Compared to 2007

        Interest expense, net of interest income, increased $19.9 million to $157.4 million in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007, largely as a result of interest on borrowings incurred in connection with the JLG acquisition for a full nine months in fiscal 2008 compared to approximately seven months in the prior fiscal year.

        The effective tax rate for the first nine months of fiscal 2008 was 83.9% compared to 36.0% in the first nine months of fiscal 2007. The increase in the effective tax rate resulted primarily from the impairment of non-deductible Geesink goodwill.

        Equity in earnings of unconsolidated affiliates, net of income taxes, of $5.6 million in the first nine months of fiscal 2008 and $6.0 million in the first nine months of fiscal 2007 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Financial Condition

	June 30, 2008	September 30, 2007
Cash and cash equivalents	$49.9	$75.2
Total debt	2,976.5	3,057.1
Shareholders’ equity	1,501.9	1,393.6
Total capitalization (debt plus equity)	4,478.4	4,450.7
Debt to total capitalization	66.5%	68.7%

        In addition to cash and cash equivalents of $49.9 million, the Company had $529.5 million of unused availability under the terms of its Revolving Credit Facility (as defined below) as of June 30, 2008. The Company’s primary cash requirements include working capital, capital expenditures, dividends, and interest and principal payments on indebtedness. The Company finances its activities primarily through operating cash flows and borrowings under its Revolving Credit Facility.

        The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate significantly, from quarter to quarter, due to changes in working capital requirements arising principally from seasonal fluctuations in sales, the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD.

        The Company’s ability to obtain debt financing at competitive risk-based interest rates is partly a function of its existing credit ratios as well as its current credit ratings. The Company’s credit ratings are reviewed regularly by major debt rating agencies such as Standard and Poor’s and Moody’s Investors Service. In June 2008, Standard and Poor’s affirmed the Company’s long-term debt ratings as BB. Similarly, in May 2008, Moody’s Investors Service also affirmed its corporate rating on the Company’s long-term debt as Ba3.

        The Company has observed an increase in requests for longer payment terms in its access equipment segment as a result of competitive factors in that market. To the extent these requests are granted, this will adversely impact liquidity. However, based upon current and anticipated future operations, the Company believes that capital resources will be adequate to meet future working capital, debt service and other capital requirements for the remainder of fiscal 2008.

Operating Cash Flows

        The Company’s operating activities provided cash of $118.9 million in the nine months ended June 30, 2008 compared to $314.3 million in the comparable prior year period. The reduction in cash flows from operations as compared to fiscal 2007 was largely the result of an increase in operating working capital (which the Company defines as trade accounts receivable plus inventory less accounts payable and customer advances), which consumed $112.2 million more cash in the first nine months of fiscal 2008 versus the comparable period in the prior year.

        Cash provided (used) by operating working capital is as follows:

	Nine Months Ended June 30,
	2008	2007
Receivables, net	$4.2	$(376.9)
Inventories, net	(242.9)	45.6
Accounts payable	48.6	144.4
Customer advances	38.9	147.9

Cost used by operating working capital	$(151.2)	$(39.0)

        The increase in cash used for operating working capital in the nine months ended June 30, 2008 was primarily due to additional inventory within the access equipment segment and the timing of performance-based payments in the Company’s defense segment, offset in part by higher cash collections. The access equipment segment had been producing inventory through June 2008 based on a combination of orders in backlog and a forecast of orders to be received. In June 2008, the access equipment segment experienced weaker than previously expected orders, a number of order cancellations and notices from several large customers that they would be significantly decreasing their purchases for the remainder of the calendar year, resulting in higher inventory levels at June 30, 2008 than previously deemed necessary. The Company has adjusted production within the access equipment segment to reflect the Company’s revised sales outlook. During the first nine months of fiscal 2007, the Company renewed a large defense contract and realized a performance-based payment of $122.4 million at the time of contract renewal. The Company is currently in discussions regarding the next renewal of this contract and anticipates contract negotiations to be completed later in fiscal 2008 or early fiscal 2009. The Company believes that it will receive a large performance-based payment following contract renewal. In addition to the increase in cash used to support operating working capital, the Company also incurred $77.3 million higher income tax payments for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007, primarily because the prior year period benefited from acquisition-related deductions.

Investing Cash Flows

        Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities in the first nine months of fiscal 2008 was $55.3 million compared to $3.21 billion in the first nine months of fiscal 2007, which included $3.14 billion of cash used for the acquisition of JLG in December 2006. Capital spending, excluding equipment held for rental, was $56.1 million for the first nine months of fiscal 2008, relatively consistent with capital spending for the first nine months of fiscal 2007. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information technology systems. In fiscal 2008, the Company expects capital spending to be approximately $85 million. Anticipated capital spending is down from $110 million projected at May 1, 2008 as the Company has adjusted its spending based upon the lower fiscal 2008 outlook.

Financing Cash Flows

        Cash provided by financing activities consists primarily of proceeds from the issuance of long-term debt and cash used by financing activities consists primarily of repayments of indebtedness and payments of dividends to shareholders. Financing activities resulted in a net use of cash of $92.4 million during the first nine months of fiscal 2008 compared to cash provided from financing operations of $2.93 billion during the first nine months of fiscal 2007, which included $3.07 billion of cash provided by financing activities during the first nine months of fiscal 2007 related to borrowings used to finance the acquisition of JLG.

        The Company has a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions, which consists of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). The $500.0 million Term Loan A requires principal payments of $12.5 million, plus interest, due quarterly through September 2011, with a final principal payment of $262.5 million due December 6, 2011. The $2.6 billion Term Loan B requires principal payments of $6.5 million, plus interest, due quarterly through September 2013, with a final principal payment of $2,424.5 million due December 6, 2013. As a result of excess available cash at June 30, 2008, the Company prepaid its quarterly principal payments which were originally due in September and December 2008 and March 2009.

        No additional principal amounts are due under the Credit Agreement during the remainder of fiscal 2008. The estimated future maturities under the Credit Agreement for the six fiscal years succeeding September 30, 2008 are as follows: 2009 — $38.0 million; 2010 — $76.0 million; 2011 — $76.0 million; 2012 — $288.5 million; 2013 — $26.0 million and 2014 — $2,424.5 million.

        Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5% or a bank’s “Prime Rate”) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted-average interest rate on borrowings outstanding at June 30, 2008 was 4.08% and 4.41% for the Term Loans A and B, respectively.

        The Credit Agreement contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement also requires maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined) of 4.75x for the fiscal quarters ending on or before September 30, 2008, reducing to 4.25x for the fiscal quarters ending on December 31, 2008 through September 30, 2009 and 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance with these covenants at June 30, 2008. In accordance with the Credit Agreement, intangible asset impairment charges are excluded from the calculation of the leverage and interest coverage ratios.

        As discussed in Part II, Item 1A, “Risk Factors” section of this Quarterly Report on Form 10-Q, the Company’s markets are highly cyclical. Over the last 18 months, the Company has experienced declines in several of its markets. If these markets deteriorate further and if steel and other cost increases persist, the Company may experience, in the future, a significant adverse effect on its operating performance. In such a situation, the Company could fall out of compliance with the financial covenants contained in the Credit Agreement.

        The Company monitors compliance with its financial covenants and reviews forecasted and known trends for impacts on such covenants. If the Company anticipated that it would violate a financial covenant, it would seek appropriate relief from its lenders in advance. In that situation, based on current credit conditions and the nature of its business, the Company believes that an amendment or waiver of the Credit Agreement could be concluded to provide relief under its covenants, but on terms less favorable than in its existing Credit Agreement, including the requirement to pay significant upfront fees and interest costs that are higher than current interest costs under the Credit Agreement.

        Refer to Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of June 30, 2008.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

        The Company’s contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended September 30, 2007 have not materially changed since that report was filed.

Application of Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The significant accounting policies and methods used in the preparation of the consolidated financial statements are described in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The Company’s application of critical accounting policies has not materially changed since that report was filed.

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

Customers and Backlog

        Sales to the U.S. government comprised approximately 26% of the Company’s net sales in the first nine months of fiscal 2008. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at June 30, 2008 decreased 24.3% to $2,834.4 million compared to $3,744.2 million at June 30, 2007. The access equipment segment backlog decreased 51.7% to $574.5 million at June 30, 2008 compared to $1,188.4 million at June 30, 2007 as the result of large block orders placed in the prior year, weakening markets in certain parts of Europe and a weaker economy in the United States. The defense segment backlog decreased 21.9% to $1,362.5 million at June 30, 2008 compared to $1,744.4 million at June 30, 2007 due to the shipment of vehicles under the FHTV contract. The Company has commenced discussions with the DoD to extend its FHTV contract. Upon completion of the negotiations for this contract in late fiscal 2008 or early fiscal 2009, the Company expects that its backlog will increase accordingly. Fire & emergency segment backlog increased 10.3% to $669.1 million at June 30, 2008 compared to $606.8 million at June 30, 2007 due largely to higher fire apparatus orders. Commercial segment backlog increased 11.6% to $228.3 million at June 30, 2008 compared to $204.6 million at June 30, 2007 due to higher domestic and European refuse collection vehicle backlog. Approximately 46.6% of the Company’s June 30, 2008 backlog is not expected to be filled in fiscal 2008.

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

Fiscal 2008 Outlook

        The Company estimates that fiscal 2008 consolidated net sales will range between $7.03 billion and $7.10 billion, an increase from fiscal 2007 net sales of 11.6% to 12.6%. This estimate range is lower than the Company’s previous estimate range of $7.10 to $7.30 billion due to slowing demand in the access equipment segment, offset in part by higher anticipated defense segment sales. All comparisons are to the Company’s fiscal 2007 results.

        The Company expects access equipment segment sales in fiscal 2008 will increase about 20%. The increase in sales reflects an additional two months of sales as JLG’s results were only included in the Company’s fiscal 2007 consolidated results since the date of acquisition in December 2006 and higher sales in Europe and other international markets, offset in part by lower sales in North America due to continued weakness in the residential construction market and an expected slow-down in non-residential spending. The revised estimate is down from the Company’s previous estimated increase of 25% to 30% as a result of slowing construction in certain areas of Western Europe.

        The Company is projecting defense segment sales to grow approximately 35% in fiscal 2008 based on additional funding provided for the Company’s truck programs in federal spending bills intended to fund Operation Iraqi Freedom. The increase also includes an expected increase in defense parts and service sales due to higher estimated armor kit sales in the second half of fiscal 2008. The revised estimate is up from the Company’s previous estimated increase of 25% to 30% as a result of higher new truck demand by the DoD.

        The Company expects fire & emergency segment sales to be up slightly in fiscal 2008 as a result of organic growth in the domestic fire apparatus and airport products businesses, offset by the impact of weaker demand for towing and recovery equipment, mobile medical trailers and broadcast vehicles. The revised estimate is lower than the Company’s previous estimated increase of 5% as a result of weaker than expected demand for mobile medical trailers and broadcast vehicles and a shift of sales of international fire apparatus from the fourth quarter of fiscal 2008 to the first quarter of fiscal 2009.

        The Company estimates that commercial segment sales will decrease approximately 15% in fiscal 2008 due to the effects of weak U.S. residential construction and lower demand following the diesel engine emissions standards changes effective January 2007 in its concrete placement business. The Company expects demand will not improve significantly until either residential construction strengthens or until customer pre-buy activity begins ahead of the 2010 diesel engine emissions standards changes. The Company expects that European refuse collection vehicle sales will be higher in fiscal 2008 due to higher demand in the United Kingdom and better chassis availability in France, as well as favorable foreign exchange rates.

        The Company is projecting consolidated operating income of between $385 million and $400 million in fiscal 2008, which includes charges of $175.2 million related to the impairment of intangible assets relating to Geesink. This estimate range is lower than the Company’s previous estimates of $670 to $695 million due to the impairment charges at Geesink, slowing demand in the access equipment segment and rising raw material costs ahead of the effective date of product selling price increases announced by the Company.

        The Company is projecting access equipment operating income margins to increase between 80 and 100 basis points in fiscal 2008, reflecting a favorable product and customer mix, the benefits from foreign currency exchange rate changes and the elimination of certain non-recurring purchase accounting charges. This estimate is 170 to 200 basis points lower than the Company’s previous estimates due largely to slowing demand in certain areas of Western Europe and rising raw material costs ahead of announced product selling price increases.

        Defense segment operating income margins are projected to decrease 330 to 350 basis points in fiscal 2008, primarily reflecting lower margins on the renewal of the FHTV contract and on armor kit sales and incremental bid and proposal spending on the JLTV program competition. This estimate is 50 to 80 basis points lower than the Company’s previous estimates due to higher product development costs and lower estimated margins on international service work.

        Fire & emergency segment operating income margins are projected to decrease 150 to 170 basis points in fiscal 2008. The decrease in the segment operating income margins is generally due to market weakness for several of the businesses in this segment and product mix. For these same reasons, this estimate is 70 to 100 basis points lower than the Company’s previous estimates.

        The Company is projecting that the commercial segment will have an operating loss in fiscal 2008 of $200 to $205 million. The expected loss is the result of the intangible asset impairment charges recorded in the third quarter of fiscal 2008, lower domestic sales, facility rationalization costs and inefficiencies associated with the relocation and start-up of production of Norba-branded products in The Netherlands at Geesink. The Company’s previous estimates reflected lower operating losses and no impairment charges.

        The Company estimates that corporate operating expenses and inter-segment profit eliminations will increase by approximately $20 million in fiscal 2008. The increase reflects additional estimated expense associated with stock-based compensation awards, the investment in additional staff and the costs of several large information technology projects to support the Company’s growth objectives. These estimates are down $5 to $10 million from the Company’s previous estimates due to a reduction in incentive compensation estimates and an increased focus on cost containment. The Company estimates that net interest and other expenses will increase approximately $20 million in fiscal 2008 largely due to the inclusion of interest on the JLG acquisition debt for an entire year.

        The Company estimates that, in fiscal 2008, its effective income tax rate will be approximately 65.0% due to the effect of the impairment of non-deductible goodwill. The Company estimates that equity in earnings of unconsolidated affiliates will approximate $8.0 to $8.5 million.

        During fiscal 2008, the Company expects to reduce its outstanding debt by approximately $150 to $200 million, resulting in debt of $2.85 to $2.90 billion at September 30, 2008. The Company anticipates capital spending to approximate $85 million in fiscal 2008.

        These estimates result in fiscal 2008 net income of between $63.0 million and $74.0 million and earnings per share between $0.84 and $0.99. The Company expects its earnings per share in the fourth quarter of fiscal 2008 to be $0.50 to $0.65 compared to $1.14 in the fourth quarter of fiscal 2007 due largely to lower revenues and higher raw material costs within the access equipment segment. These estimates do not include any potential additional development costs the Company would incur in the event of a JLTV Technology Development contract award to the Company and its teaming partner in the fourth quarter of fiscal 2008.

Certain Assumptions

        The expectations set forth in “Executive Overview” and “Fiscal 2008 Outlook” are forward-looking statements and are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, those relating to the Company’s estimates for the level of concrete placement activity, housing starts, non-residential construction spending and mortgage rates globally; the performance of the U.S. and European economies; the Company’s spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the Company’s ability to offset rising steel, fuel and other costs through other cost reductions or product selling price increases; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies across the Company and, in particular at JLG, McNeilus, Geesink and Oshkosh Specialty Vehicles; the Company’s ability to turn around the Geesink business; the Company’s estimates of the impact of changing fuel prices and credit availability on capital spending of towing operators; the Company’s estimates of the impact of changing Medicare reimbursement rates on capital spending of mobile medical providers; the anticipated level of production and margins associated with the FHTV contract, the Indefinite Demand/Indefinite Quantity truck remanufacturing contract, the LVSR contract and international defense truck contracts; the impact of rising costs on firm, fixed-priced contracts, including the LVSR contract; the Company’s estimates for capital expenditures of rental and construction companies for JLG’s products, of municipalities for fire & emergency and refuse collection vehicles, of airports for aircraft rescue and snow removal products and of large commercial waste haulers generally and with the Company; federal funding levels for U.S. Department of Homeland Security and spending by governmental entities on homeland security apparatus; the expected level of commercial “package” body and purchased chassis sales compared to “body only” sales; anticipated levels of capital expenditures by the Company; the Company’s estimates for costs relating to litigation, product warranty, product liability, insurance, stock options, performance share awards, bad debts, personnel and raw materials; the Company’s estimates for debt levels, interest rates, foreign exchange rates, working capital needs and effective income tax rates; and that the Company does not complete any acquisitions. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results that the forward-looking statements contemplate.

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

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2008. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2008 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        Changes in internal control. There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our high leverage and debt service obligations could increase our vulnerability to general adverse economic and industry conditions and limit our ability to obtain future financing, and our failure to comply with the covenants contained in our credit facilities could result in higher costs if we obtain an amendment or waiver of such covenants or an event of default that, if not cured or waived, could adversely affect our results of operations.

        As a result of financing the JLG acquisition, we are highly leveraged. We had approximately $3.0 billion of debt outstanding as of June 30, 2008. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot provide any assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs should the U.S. or global economies enter a steep or prolonged recession.

        In addition, our credit facilities contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Over the last 18 months, we have experienced declines in several of our markets. If these markets deteriorate further and if steel and other cost increase pressures persist, we may experience, in the future, a significant adverse effect on our operating performance, in which case we could fall out of compliance with the financial covenants contained in our credit facilities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations and debt service capability. Our failure to comply with such financial covenants could also lead us to amend our current credit facilities. Under current credit market conditions, any amendments to or waivers of the covenants contained in our credit facilities would likely involve significant up front fees, higher annual interest costs and other terms significantly less favorable to us than those currently in our credit facilities.

        We also previously entered into an interest rate swap agreement to hedge a portion of the variable rate interest payments under our current credit facilities. As of June 30, 2008, the fair value of the interest rate swap agreement was recorded as a liability with the offsetting charge recorded in other comprehensive income within shareholders’ equity. In the event that an amendment to our current credit facilities would be required, certain key terms of the credit facilities could change. Such a change could impair the effectiveness of the interest rate swap and cause any loss recorded in other comprehensive income to be reclassified, net of tax, to current earnings. At June 30, 2008, the value of the interest rate swap recorded in other comprehensive earnings was $29.5 million, net of tax.

        Our high level of debt, current conditions in the credit markets and the covenants contained in our credit facilities could have important consequences for our operations, including:

•	Increase our vulnerability to general adverse economic and industry conditions and detract from our ability to successfully withstand a downturn in our highly cyclical markets or economies generally;
•	Require us to dedicate a substantial portion of our cash flow from operations to higher interest costs or higher required payments on debt, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development and other general corporate activities;
•	Limit our ability to obtain additional financing in the future to fund working capital, capital expenditures and other general corporate requirements;
•	Limit our flexibility in planning for, or reacting to, changes in our business and the markets we serve;
•	Place us at a competitive disadvantage compared to less leveraged competitors; and
•	Make us vulnerable to increases in interest rates as the debt under our credit facilities is at variable rates.

Our markets are highly cyclical and a decline in these markets could have a material adverse effect on our operating performance.

        A decline in overall customer demand in our cyclical access equipment, commercial and fire & emergency markets could have a material adverse effect on our operating performance. The access equipment markets that JLG operates in are highly cyclical and impacted by the strength of economies in general, by prevailing mortgage and other interest rates, by residential and non-residential construction spending and by other factors. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Domestic and European refuse collection vehicle markets are modestly cyclical and impacted by the strength of economies in general and municipal tax receipts. Fire & emergency markets are modestly cyclical and are impacted by the economy generally and municipal tax receipts. Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season.

        The U.S. economy is experiencing a downturn. Many believe the U.S. economy has entered a recession, which has negatively impacted our sales volumes in the U.S. for concrete mixers, telehandlers and certain other products. U.S. housing starts were also weak in fiscal 2007 and the first nine months of fiscal 2008 further contributing to the lower sales volumes. We do not expect U.S. housing starts to improve until sometime in calendar 2009. U.S. non-residential construction spending has also begun to weaken in certain geographical areas, which may cause future weakness for other products of ours, including aerial work platforms. In addition, customers of ours, such as municipalities, have been reducing their expenditures for fire & emergency equipment in anticipation of lower tax revenues. The towing and recovery equipment market is also being negatively impacted by higher fuel costs and the U.S. economy. In the third quarter of fiscal 2008, demand for access equipment also began to soften in certain areas of Western Europe as construction slowed in these areas. We cannot provide any assurance that these downturns will not continue, spread globally or become more severe. If the U.S. economic downturn continues, becomes more severe or spreads globally, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

        Furthermore, our commercial and fire & emergency businesses saw an increase in sales in fiscal 2006 and the first half of fiscal 2007 as customers pre-purchased truck chassis in anticipation of changes in diesel engine emissions standards effective January 1, 2007. As a result of this, we experienced weak demand in our fire & emergency and commercial markets in the first nine months of fiscal 2008 and we expect this to continue throughout fiscal 2008 in our commercial markets and, to a lesser extent, in our fire & emergency markets.

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

Raw material price fluctuations may adversely affect our results.

        We purchase, directly and indirectly through component purchases, significant amounts of steel, petroleum based products and other raw materials annually. During fiscal 2008, steel and oil prices have increased significantly. There are indications that the costs of these items may continue to fluctuate in the future. Although we have firm, fixed-price contracts for some steel requirements and have firm pricing contracts for the majority of components, we have not been able to hold all of our steel and component suppliers to pre-negotiated prices. The ultimate duration and severity of the pricing issues for these items is not presently estimable. Without limitation, these conditions could impact us in the following ways:

•	In the access equipment, fire & emergency and commercial businesses, we have announced selling price increases to recover increased steel, component and fuel costs. However, any such new product prices apply only to new orders, and we do not anticipate being able to recover all cost increases from customers in fiscal 2008 due to the amount of orders in our backlog prior to the effective dates of new selling prices. Specifically, we expect that increased material costs will have a significant impact on our access equipment segment in our fourth fiscal quarter in advance of our recently announced product selling price increases, which are effective October 1, 2008 in this segment. In addition, some customers could react adversely to these price increases, and competitive conditions could limit price increases in some market sectors. Alternatively, adherence to the price increases could affect sales volumes in some market sectors. Furthermore, steel, component and fuel costs may rise faster than expected, and our product selling price increases may not be sufficient to recover such increases.
•	In the defense business, we are generally limited in our ability to raise prices in response to rising steel, component and fuel costs as we largely do business under annual firm, fixed-price contracts with the DoD. We attempt to limit this risk by obtaining firm pricing from suppliers at the time a contract is awarded. However, if these suppliers, including steel suppliers, do not honor their contracts, then we could face margin pressure in our defense business.

If we are unable to successfully turn around the profitability of our Geesink Norba Group, then there could be material adverse effects on our financial condition, profitability and/or cash flows.

        Geesink operated at a loss in fiscal 2007 due to soft market demand for its products in the United Kingdom, the lack of available chassis for mounting refuse collection vehicles in France and some market share losses. We have taken steps over the last 18 months to turn around the Geesink business, including selling an unprofitable facility in The Netherlands during the first quarter of fiscal 2008, reaching an agreement with the Works Council in Sweden regarding rationalizing a facility in that country in order to consolidate Norba-branded production in The Netherlands, reducing its work force, installing new executive leadership, integrating operations with JLG, implementing lean manufacturing practices, introducing new products and outsourcing components to lower cost manufacturing sites. The turnaround of Geesink has taken longer than we anticipated. We incurred an operating loss at this business again in the first nine months of fiscal 2008 as we executed on a number of the turnaround initiatives described above and recorded pre-tax charges of $175.2 million related to the non-cash impairment of intangible assets of Geesink in the third quarter of fiscal 2008. We expect to incur additional operating losses in fiscal 2008 as we continue these turnaround activities. We may incur costs to continue to implement the turnaround beyond our current expectations for such costs. In addition, we cannot provide any assurance that Geesink will be able to operate profitably after such activities have been completed. If we are unable to continue to turn around the business of Geesink, then there could be material adverse effects on our financial condition, profitability and/or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of the Company’s Common Stock. The Company does not expect to repurchase any shares under this authorization for the foreseeable future. The Company did not repurchase any shares under the authorization during the quarter ended June 30, 2008. As of June 30, 2008, the Company had authority to repurchase 3,230,790 shares of Common Stock under that program. The repurchase authorization does not expire. The Credit Agreement restricts the Company’s ability to repurchase shares of its Common Stock through financial covenants. The Credit Agreement also limits the amount of dividends and other types of distributions to $40.0 million during any fiscal year plus the positive result of (x) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after December 6, 2006, minus (y) the cumulative amount of all dividends and other types of distributions made in any fiscal year ending after December 6, 2006, that exceeded $40.0 million. Refer to Note 8 of the Notes to the Condensed Consolidated Financial Statements for a description of these covenants.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 1, 2008.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 1, 2008.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss.1350, dated August 1, 2008.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss.1350, dated August 1, 2008.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH CORPORATION
August 1, 2008	/S/ Robert G. Bohn
Robert G. Bohn
Chairman and Chief Executive Officer
(Principal Executive Officer)
August 1, 2008	/S/ David M. Sagehorn
David M. Sagehorn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
August 1, 2008	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek
Senior Vice President Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 1, 2008.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 1, 2008.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss.1350, dated August 1, 2008.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss.1350, dated August 1, 2008.