Form 10-K
period 2008-09-30
OSHKOSH CORP
filed 2008-11-14
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

|_| Yes |X| No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

|_| Yes |X| No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

|X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |X|	Accelerated filer |_|
Non-accelerated filer |_| (Do not check if a smaller reporting company)	Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

At March 31, 2008, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $2,689,628,575 (based on the closing price of $36.28 per share on the New York Stock Exchange as of such date).

As of November 10, 2008, 74,428,838 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 3, 2009 (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

OSHKOSH CORPORATION
FISCAL 2008 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART II

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	87
ITEM 11.	EXECUTIVE COMPENSATION	87
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
	AND RELATED STOCKHOLDER MATTERS	87
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
	DIRECTOR INDEPENDENCE	88
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	88

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE	89
	SIGNATURES	90

        As used herein, the “Company” refers to Oshkosh Corporation, including JLG Industries, Inc. and its wholly-owned subsidiaries (“JLG”), Pierce Manufacturing Inc. (“Pierce”), McNeilus Companies, Inc. (“McNeilus”) and its wholly-owned subsidiaries, Kewaunee Fabrications, LLC (“Kewaunee”), Medtec Ambulance Corporation (“Medtec”), JerrDan Corporation (“JerrDan”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”), Geesink Group B.V., Norba A.B. and Geesink Norba Limited and their wholly-owned subsidiaries (together, “Geesink”), BAI Brescia Antincendi International S.r.l. and its wholly-owned subsidiary (“BAI”), Oshkosh Specialty Vehicles, Inc., AK Specialty Vehicles B.V. and Frontline Holdings, Inc. (together, “OSV”) and Iowa Mold Tooling Co., Inc. and its wholly-owned subsidiary (“IMT”). “Oshkosh” refers to Oshkosh Corporation, not including JLG, Pierce, McNeilus, Kewaunee, Medtec, JerrDan, CON-E-CO, London, Geesink, BAI, OSV, IMT or any other subsidiaries.

        The “Oshkosh®,” “JLG®,” “Pierce®,” “MEDTEC®,” “Jerr-Dan®,” “BAI™,” “Frontline™,” “SMIT™,” “McNeilus®,” “CON-E-CO®,” “London®,” “Geesink™,” “Norba™,” “Kiggen™,” “IMT®,” “SkyTrak®,” “Lull®,” “Toucan®,” “Liftlux®,” “Revolution®,” “Command Zone™,” “All-Steer®,” “TAK-4®,” “Hercules™,” “Husky,™” “Velocity™,” “Impel™,” “Smart-Pak®,” “PUC™,” “Liftpod™,” “ClearSky™,” “Auto Reach®,” “Sky-Arm®,” “TerraMax™” and “ProPulse®” trademarks and related logos are trademarks or registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.

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

Cautionary Statement About Forward-Looking Statements

        The Company believes that certain statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements located elsewhere in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions “Executive Overview” and “Fiscal 2009 Outlook” are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. In addition, the Company’s expectations for fiscal 2009 are based in part on certain assumptions made by the Company, which are generally set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Assumptions.” Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A of Part I of this report.

        All forward-looking statements, including those under the captions “Executive Overview” and “Fiscal 2009 Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” speak only as of November 14, 2008. The Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all. Without limitation, it is no longer the intention of the Company to make any public dissemination of any determination that it expects the Company’s earnings per share for future periods for which projections are contained in this Annual Report on Form 10-K to be lower than those projections other than in the Company’s next regularly scheduled quarterly earnings press release and conference call.

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

        In September 1996, the Company entered the firefighting apparatus market through the acquisition of Pierce, a domestic market leader in manufacturing and marketing of firefighting vehicles. The Company subsequently expanded into additional emergency response and geographic markets to form its fire & emergency segment. This segment manufactures commercial and custom firefighting vehicles and equipment, aircraft rescue and firefighting (“ARFF”) vehicles, snow removal vehicles, ambulances, wreckers, carriers and other emergency vehicles primarily sold to fire departments, airports, other governmental units and towing companies in the U.S. and abroad; mobile medical trailers sold to hospitals and third-party medical service providers in the U.S. and Europe; and broadcast vehicles sold to broadcasters and TV stations in North America and abroad.

        In February 1998, the Company significantly increased its presence in the commercial segment through the acquisition of McNeilus, a concrete mixer and refuse collection vehicle manufacturer. Since that time, the Company has acquired additional businesses serving these markets and other adjacent markets. This segment manufactures rear- and front-discharge concrete mixers, refuse collection vehicles, mobile and stationary compactors and waste transfer units, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in North America, Europe and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the U.S. and abroad.

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

        The result of this diversification and acquisition initiative to date has been an increase in sales from $413 million in fiscal 1996 to $7.1 billion in fiscal 2008.

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

        Flexible and Efficient Manufacturing. Over the past 12 years, the Company has significantly increased manufacturing efficiencies. The Company believes it has competitive advantages over larger vehicle manufacturers in its specialty vehicle markets due to its manufacturing flexibility and custom fabrication capabilities. In addition, the Company believes it has competitive advantages over smaller vehicle and vehicle body manufacturers due to the Company’s relatively higher volumes of similar products that permit the use of moving assembly lines and allow the Company to leverage purchasing power opportunities across product lines.

        Diversified Product Offering and Customer Base. The Company’s broad product offerings and target markets serve to diversify its sources of revenues, mitigate the impact of economic cycles and provide multiple platforms for potential internal growth and acquisitions. For each of the Company’s target markets, the Company has developed or acquired a broad product line in an effort to become a single-source provider of specialty vehicles, vehicle bodies, parts and service and related products to the Company’s customers.

        Strong Management Team. The present management team has successfully executed a strategic repositioning of the Company’s business while significantly improving its financial and operating performance since 1996. With each acquisition, the Company assimilated the management and culture of the acquired company and has introduced, and continues to introduce, new strategies intended to increase sales and use the Company’s expertise in purchasing, engineering and manufacturing to reduce costs.

        Quality Products and Customer Service. The Company’s products have developed strong brand recognition based on the Company’s commitment to meet the stringent product quality and reliability requirements of its customers and the specialty vehicle and vehicle body markets it serves. The Company’s commitment to product quality is exemplified by the ISO 9001 certification of most of the Company’s facilities. The Company also achieves high quality customer service through its extensive parts and service support program, which is available to domestic customers 365 days a year in all product lines throughout the Company’s distribution systems.

        Proprietary Components. The Company’s advanced design and engineering capabilities have contributed to the development of proprietary, severe-duty components that enhance vehicle performance, reduce manufacturing costs and strengthen customer relationships. These proprietary components include front drive and steer axles, transfer cases, cabs, TAK-4 independent suspension, the Pierce Ultimate Configuration (“PUC”) vehicle configuration, the Hercules and Husky foam systems, the Command Zone embedded diagnostics multiplexing technology, the McNeilus Auto Reach Arm for automated side-loading refuse collection vehicles, Geesink’s SmartPak compaction system, JerrDan’s vehicle recovery system, JLG’s electronic control system, the Pro-Pulse hybrid electric drive technology and the TerraMax autonomous vehicle navigation system. The Company also has an exclusive license to manufacture and market the Revolution composite concrete mixer drum in North, Central and South America and the Caribbean (the “Americas”) and Europe and a 20-year license to use certain Caterpillar Inc. (“Caterpillar”) intellectual property in connection with the design and manufacture of Caterpillar-branded telehandler products. The Company believes these proprietary components provide the Company a competitive advantage by increasing its products’ durability, operating efficiency and performance. The integration of many of these components across various product lines also reduces the Company’s costs to manufacture its products compared to manufacturers who simply assemble purchased components.

Business Strategy

        The Company is focused on increasing its net sales, profitability and cash flow and strengthening its balance sheet by capitalizing on its competitive strengths and pursuing a comprehensive, integrated business strategy. Key elements of the Company’s business strategy include:

        Focusing on Cost Management and Debt Reduction. In light of significantly lower demand in certain of the Company’s businesses as a result of the global economic downturn, escalating steel and other costs and the Company’s significant leverage, the Company’s primary near term focus is on cost management and reduction as well as generating cash for debt reduction. Over the last several months, the Company has reduced its global workforce by approximately 10% and cut discretionary spending in a manner the Company believes will yield over $100 million of annual spending reductions. The Company has also focused significant attention on reducing working capital to free up cash for debt reduction, primarily through tighter controls over production and inventory reduction programs. The Company expects to continue these and additional activities throughout fiscal 2009 to reduce its cost structure and accelerate debt reduction.

        Providing Superior Quality and Service to Each Market. The Company generally markets a premium product line in each of its markets and seeks to provide superior quality and service in each market to sustain its premium product positioning. In times of weak economic conditions, the Company believes that providing superior quality and service is even more important as customers look to partner with suppliers they know will be there to help them through tough conditions. Each of the Company’s businesses maintains active programs involving customer outreach, design and manufacturing quality and supplier certification to assure superior product quality. Quality metrics are maintained at each business to drive continuous improvement.

        The Company sustains its quality reputation with a strong aftermarket focus. The Company actively tailors distribution and service to each of its domestic and international markets. The Company utilizes dealers and distributors in markets characterized by a large, fragmented customer base. The Company uses its owned or leased facilities and in-house sales representatives in markets characterized by a concentrated customer base, supplemented by a network of nationwide service representatives. In addition, the Company’s access equipment segment sells to independent rental companies to reach its various markets. The Company believes that this distribution and service model provides frequent contact with customers and timely service at a reasonable cost. Because the Company’s vehicles must be ready to go to war, fight a fire, rescue, clean up, tow, broadcast, build and perform other critical missions, the Company globally has actively been expanding Company-owned service locations, opening remanufacturing facilities, encouraging dealers to expand service locations and adding roving service vans to maintain high readiness levels of its installed fleets.

        Pursuing Global Growth. The Company believes that opportunities exist to develop or increase distribution of its products, particularly in the access equipment segment, in global markets including developing countries in Asia, Eastern Europe, the Middle East and Latin America. The Company expects it will continue to establish additional sales and service operations in these markets over the next several years as well as invest in low-cost country manufacturing facilities and sourcing operations in these regions to support these growth opportunities.

        Introducing New Products. The Company has maintained an emphasis on new product development as it seeks to expand sales by leading its core markets in the introduction of new or improved products and new technologies, through internal development, strategic acquisitions or licensing of technology. In fiscal 2008, the Company invested $92.0 million in development activities for new products and product enhancements. The Company believes it is at the forefront of commercializing emerging technologies that are capable of important changes in customer uses of its products, such as the TerraMax autonomously operated vehicle, the ProPulse hybrid-electric drive, the Revolution composite concrete mixer drum, the PUC vehicle configuration and the ClearSky telematics solution.

        Focusing on Lean Operations. The Company seeks to deliver high performance products to customers at both low total product life cycle costs and low acquisition prices. Historically, the Company has actively benchmarked competitor costs and best industry practices and utilized teams of industrial engineers and procurement specialists to re-engineer manufacturing processes and leverage purchasing volumes to meet these objectives. Since 1996, the Company’s corporate strategic purchasing group has procured approximately two-thirds of all materials and components Company-wide to leverage the Company’s full purchasing power. In fiscal 2008, the Company combined its strategic purchasing teams globally into a single organization led by an externally recruited chief procurement officer to capture the Company’s full purchasing power across its businesses and to promote low cost country sourcing. Beginning in fiscal 2004, the Company adopted a more comprehensive, lean enterprise focus to continue its drive to be a low cost producer in all of its product lines and to deliver low product life cycle costs for its customers. Lean is a methodology to eliminate non-value added work from a process stream. In fiscal 2006, the Company expanded its lean initiative with the creation of chartered cost reduction teams at all businesses and the introduction of broad-based training programs. By utilizing teams comprised of individuals with significant lean experience to train the Company’s business units in lean skills, the Company has been able to introduce lean concepts to a number of its businesses. These teams have since been assimilated into the businesses and continue to implement lean cost saving programs. In fiscal 2008, the Company created the new position of executive vice president of global manufacturing services to continue to improve its operations. This individual will lead the Company’s global manufacturing efforts as the Company continually works to improve productivity and other key performance measures at the Company’s current facilities as well as expand its global footprint. As a result of this lean focus, the Company expects to reduce product costs, manufacturing lead times and new product development cycle times over the next several years.

        Focusing on Specialty Vehicle and Vehicle Body Markets. The Company plans to continue its focus on those specialty vehicle and vehicle body markets where it has or can acquire strong market positions over time and where the Company believes it can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability. The Company believes the higher sales volumes associated with strong market positions will allow the Company to continue to enhance productivity in manufacturing operations, capitalize on extensive distribution capabilities, fund innovative product development and invest in further expansion. In addition to the Company’s plans to increase its market share and profitability, the Company believes each of the Company’s specialty vehicle and vehicle body markets, both domestically and internationally, exhibit opportunities for further market growth.

        Pursuing Strategic Acquisitions. The Company’s present management team has successfully negotiated and integrated fifteen acquisitions since 1996 that, taken as a whole, have significantly increased the Company’s sales and earnings. Following the completion of additional integration tasks for the JLG acquisition and significant planned de-leveraging, in fiscal 2011, the Company intends to resume its pursuit of strategic acquisitions, both domestically and internationally, to enhance its product offerings and expand its international presence in specialty vehicle and vehicle body markets. The Company’s acquisition strategy is focused on opportunities that provide or enhance the Company’s ability to provide a full range of products to customers in growing specialty vehicle and vehicle body markets where the Company can improve its strong market positions and achieve significant acquisition synergies.

Products

        The Company is focused on the following core segments of the specialty vehicle and vehicle body markets:

        Access Equipment Segment. In December 2006, through its JLG acquisition, the Company became a leading worldwide manufacturer of a wide range of aerial work platforms, telehandlers, scissor lifts and vertical masts used in a variety of construction, agricultural, industrial, institutional and general maintenance applications to safely and efficiently position workers and materials at elevated heights that might otherwise have to be reached by scaffolding, ladders, cranes or other means.

        In October 2005, JLG entered into a 20-year strategic alliance with Caterpillar related to the design, manufacture and global sale of Caterpillar-branded telehandlers. JLG’s manufacture and sale of Caterpillar-branded telehandlers commenced in July 2006.

        JLG, through its wholly-owned subsidiary Access Financial Solutions, Inc., also arranges equipment financing and leasing solutions for its customers, primarily through private-label arrangements with independent third-party financial companies, and provides credit support in connection with these financing and leasing arrangements. Financing arrangements that JLG offers or arranges through this segment include installment sale contracts, capital leases, operating leases and rental purchase guarantees. Terms of these arrangements vary depending on the type of transaction, but typically range between 36 and 72 months and generally require the customer to be responsible for insurance, taxes and maintenance of the equipment, and to bear the risk of damage to or loss of the equipment.

        Defense Segment. The Company has sold products to the DoD for over 80 years. The Company’s proprietary military all-wheel drive product line of heavy-payload tactical trucks includes the HEMTT, the Heavy Equipment Transporter (“HET”), the Palletized Load System (“PLS”), the Common Bridge Transporter (“CBT”) and the Logistic Vehicle System Replacement (“LVSR”). The Company’s proprietary military medium-payload tactical trucks include the Medium Tactical Vehicle Replacement (“MTVR”) and the Medium Tactical Truck (“MTT”), a line of lower-cost, severe-duty, medium-payload tactical trucks suitable for less demanding requirements than the MTVR. The Company also exports severe-duty heavy- and medium-payload tactical trucks to approved foreign customers.

        The Company has developed and maintained a strong relationship with the DoD over the years and has established itself as a proven supplier. The DoD recently awarded the Company a multi-year, firm, fixed-priced requirements contract for production of the Family of Heavy Tactical Vehicles (“FHTV”). This contract follows an existing FHTV contract awarded in February 2007. The contract includes the production of the HEMTT, HEMTT-ESP (“Extended Service Program”), PLS and PLS Trailer as well as associated logistics and configuration management support. As a result of significant usage of the Company’s heavy-payload tactical trucks in Operation Iraqi Freedom and the Company’s performance under the initial contract, the Company was awarded a five-year follow-on, fixed-price indefinite delivery, indefinite quantity (“ID/IQ”) contract in September 2004 to rebuild Oshkosh heavy-payload defense trucks and trailers deployed in Iraq. As funds become available to the DoD, the ID/IQ allows the DoD to contract with Oshkosh to rebuild Oshkosh defense trucks and trailers at fixed prices over a five-year period ending in September 2009.

        In May 2006, the DoD awarded Oshkosh a production contract for the LVSR vehicle and associated manuals, vehicle kits, test support and training for the U.S. Marine Corps. The Company estimates that this fixed-price ID/IQ contract has a value of $740.2 million based on a production quantity of 1,592 units over a six-year period. The contract allows for the purchase of up to 1,900 cargo, wrecker and fifth-wheel LVSR variants. The Company delivered the first units under the contract in fiscal 2007 and expects that full scale production will begin in the second half of fiscal 2009.

        In April 2008, the Company entered into an exclusive teaming arrangement for the rights to market and produce the SandCat, a highly mobile, armored light tactical vehicle. This vehicle is designed for high speed operation on or off road, while at the same time providing significant armor protection to its occupants. The Company believes the SandCat fills a unique niche that will be of interest to militaries around the world. The Company is currently marketing the SandCat to the DoD and foreign militaries.

        The Company’s objective is to continue to diversify into other areas of the U.S. and international defense truck markets by expanding applications, uses, and vehicle body styles of its current tactical truck lines. As the Company enters tactical truck competitions in the defense market segment, the Company believes it has multiple competitive advantages, including:

•	Truck engineering and testing. DoD and international truck contract competitions require significant defense truck engineering expertise to ensure that a company’s truck excels under demanding test conditions. The Company has a team of engineers and draftsmen and engages contract engineers to support current business and truck contract competitions. These personnel have significant expertise designing new trucks, using sophisticated computer-aided tools, supporting grueling testing programs at test sites and submitting detailed, comprehensive, successful contract proposals.
•	Proprietary components. The Company’s patented TAK-4 independent suspension and proprietary transfer case enhance its trucks’ off-road performance. In addition, because these are two of the highest cost components in a truck, the Company has a competitive cost-advantage based on the in-house manufacturing of these two truck components. The Company’s Command Zone tool also simplifies maintenance troubleshooting.
•	Past performance. The Company has been building trucks for the DoD for over 80 years. The Company believes that its past success in delivering reliable, high quality trucks on time, within budget and meeting specifications is a competitive advantage in future defense truck procurement programs. The Company understands the special contract procedures used by the DoD and other foreign armies and has developed substantial expertise in contract management and accounting.
•	Flexible manufacturing. The Company’s ability to produce a variety of truck models on the same moving assembly line permits it to avoid facilitation costs on most new contracts and maintain competitive manufacturing efficiencies.
•	Logistics. The Company has gained significant experience in the development of operators’ manuals and training and in the delivery of parts and services worldwide in accordance with the DoD’s expectations, which differ materially from commercial practices. The Company has logistics capabilities to permit the DoD to order parts, receive invoices and remit payments electronically.

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

        Through JerrDan, the Company is a leading manufacturer and marketer of towing and recovery equipment in the U.S. The Company believes JerrDan is recognized as an industry leader in quality and innovation. JerrDan offers a complete line of both roll-back carriers (“carriers”) and traditional tow trucks (“wreckers”). In addition to manufacturing equipment, JerrDan provides its customers with one-stop service for carriers and wreckers and generates revenue from the installation of equipment, as well as the sale of chassis and service parts.

        The Company, through its Oshkosh and BAI brands, is among the leaders in sales of ARFF vehicles to domestic and international airports. These highly specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the world’s largest airports, including LaGuardia International Airport, O’Hare International Airport, Hartsfield-Jackson International Airport and Dallas/Fort Worth International Airport in the U.S. and airports located in Montreal and Toronto, Canada; Rome and Milan, Italy and Shanghai, Hangzhou, and Beijing, China, are served by the Company’s ARFF vehicles. The Company believes that the performance and reliability of its ARFF vehicles contribute to the Company’s strong position in this market.

        The Company is a global leader in airport snow removal vehicles. The Company’s specially designed airport snow removal vehicles can cast up to 5,000 tons of snow per hour and are used by some of the largest airports in the world, including Denver International Airport, LaGuardia International Airport, Minneapolis-St. Paul International Airport and O’Hare International Airport in the U.S. and Beijing, China, Montreal, Canada and St. Petersburg, Russia internationally. The Company believes that the reliability of its high performance snow removal vehicles and the speed with which they clear airport runways contribute to its strong position in this market.

        Through Medtec, the Company is one of the leading U.S. manufacturers of custom ambulances for private and public transporters and fire departments. Medtec markets a full line of ambulances including smaller Type II van style ambulances, larger Type I and Type III ambulances, as well as large “Additional Duty” ambulances. Type I ambulances feature a conventional style, light- or medium-duty chassis with a modular patient transport body mounted separately behind the vehicle cab. Type II ambulances are smaller van style ambulance units typically targeted to value conscious and transport ambulance services. Type III ambulances are built on light-duty van chassis with a walk-through opening into the patient transport body which is mounted behind the vehicle cab.

        Through OSV, the Company is one of the leaders in the manufacturing of mobile medical vehicles for North American and European medical centers and service providers. OSV is the only mobile medical vehicle manufacturer certified by all major original equipment manufacturers of medical diagnostic imaging equipment — General Electric Company, Royal Philips Electronics and Siemens AG. OSV is also a leading manufacturer, system designer and integrator of custom vehicles for the broadcast industry, where the Company, under its Frontline brand, markets a full line of television broadcast, satellite news gathering and microwave transmission electronic news gathering vehicles to broadcasters, TV stations, broadcast production, radio stations and NASA. OSV also manufactures mobile command and control centers and simulation units for sale to police, fire and other government agencies in the U.S.

        Through BAI, the Company is one of the leaders in manufacturing and marketing fire apparatus and equipment to municipalities and airports throughout Europe, the Middle East and Africa. BAI produces a wide range of firefighting vehicles, ARFF units, industrial firefighting vehicles and forest firefighting vehicles.

        The Company offers three- to fifteen-year municipal lease financing programs to its fire & emergency segment customers in the U.S. through Oshkosh Capital. Programs include competitive lease financing rates, creative and flexible finance arrangements and the ease of one-stop shopping for customers’ equipment and financing. The lease financing transactions are executed through a private label arrangement with an independent third-party finance company.

        Commercial Segment. Through McNeilus and Geesink, the Company is a leading North American and European manufacturer of refuse collection vehicles for the waste services industry. Through Oshkosh, McNeilus, London and CON-E-CO, the Company is a leading manufacturer of front- and rear-discharge concrete mixers and portable and stationary concrete batch plants for the concrete ready-mix industry throughout the Americas. Through IMT, the Company is a leading North American manufacturer of field service vehicles and truck-mounted cranes for the construction, equipment dealer, building supply, utility, tire service and mining industries. The Company believes its commercial segment vehicles and equipment have a reputation for efficient, cost-effective, dependable and low maintenance operation.

        In March 2002, the Company introduced the rear-discharge Revolution concrete mixer drum, which is constructed of lightweight composite materials. In fiscal 2006, the Company launched the sale of front-discharge Revolution drums. Since the introduction of the first concrete mixer drum about 90 years ago, the Company believes all commercially successful drums worldwide had been produced utilizing steel until the launch of the Revolution. The Company believes the Revolution was the first composite concrete mixer drum ever produced. The Revolution drum offers improved concrete payload on a vehicle and longer drum life, which lowers the cost per yard of concrete delivered. The Company’s strategy has been to sell the Revolution drum as a premium-priced product as the Company believes the Revolution drum yields a quick payback to customers through increased productivity and lower operating costs. The Company is required to pay to its Australian partner royalty fees for each drum sold.

        The Company, through OMFSP, an affiliated financial services partnership, offers three- to seven-year tax advantaged lease financing to concrete mixer customers, concrete batch plant customers and commercial waste haulers in the U.S. Offerings include competitive lease financing rates and the ease of one-stop shopping for customers’ equipment and financing.

Marketing, Sales, Distribution and Service

        The Company believes it differentiates itself from many of its competitors by tailoring its distribution to the needs of its specialty vehicle and vehicle body markets and with its national and global sales and service capabilities. Distribution personnel show customers how to use the Company’s vehicles and vehicle bodies properly. In addition, the Company’s flexible distribution is focused on meeting customers on their terms, whether on a jobsite, in an evening public meeting or at a municipality’s offices, compared to the showroom sales approach of the typical dealers of large vehicle manufacturers. The Company backs all products with same-day parts shipment, and its service technicians are available in person or by telephone to domestic customers 365 days a year. The Company believes its dedication to keeping its products in-service in demanding conditions worldwide has contributed to customer loyalty.

        The Company provides its salespeople, representatives and distributors with product and sales training on the operation and specifications of its products. The Company’s engineers, along with its product managers, develop operating manuals and provide field support at vehicle delivery.

        U.S. dealers and representatives enter into agreements with the Company that allow for termination by either party generally upon 90 days notice. Dealers and representatives, except for those utilized by JLG, JerrDan, Medtec and IMT, are generally not permitted to market and sell competitive products.

        Access Equipment Segment. JLG’s products are marketed in over 3,500 locations worldwide through independent rental companies and distributors that purchase JLG products and then rent or sell them and provide service support, as well as through other sales and service branches or organizations in which the Company holds equity positions. North American customers are located in all 50 states in the U.S., as well as in Canada and Mexico. International customers are located in Europe, the Asia/Pacific region, Australia, Africa, the Middle East and Latin America. JLG’s factory sales force is comprised of approximately 190 employees worldwide. In North America, teams of sales employees are dedicated to specific major customers, channels or geographic regions. JLG’s sales employees in Europe and the rest of the world are spread among JLG’s approximately 20 international sales and service offices.

        Defense Segment. The Company sells substantially all of its domestic defense products directly to principal branches of the DoD. The Company maintains a liaison office in Washington, D.C. to represent its interests with the Pentagon, Congress and the offices of the Executive Branch of the U.S. government and other national government agencies. The Company also sells and services defense products to approved foreign governments directly through a limited number of international sales offices, through dealers, consultants and representatives and through the U.S. Foreign Military Sales (“FMS”) program.

        The Company maintains a marketing staff and engages consultants to regularly meet with all branches of the Armed Services, Reserves and National Guard, with representatives of key military bases and with other defense contractors to determine their vehicle requirements and identify specialty truck variants and apparatus required to fulfill their missions.

        In addition to marketing its current truck offerings and competing for new contracts in the heavy- and medium-payload segment, the Company actively works with the Armed Services to develop new applications for its vehicles and expand its services.

        Logistics services are increasingly important to the DoD, especially following the commencement of Operation Iraqi Freedom. The Company believes that its proven worldwide logistics capabilities and internet-based ordering, invoicing and electronic payment systems have significantly contributed to the expansion of its defense parts and service business since fiscal 2002, following the commencement of Operation Iraqi Freedom. The Company maintains a large parts distribution warehouse in Milwaukee, Wisconsin to fulfill stringent parts delivery schedule requirements, as well as satellite facilities near DoD bases in the U.S., Europe, Asia, and the Middle East. The Company has been particularly active in recent years performing maintenance and armoring services at areas near, or in, military conflicts including in the Middle East to support Operation Iraqi Freedom.

        Fire & Emergency Segment. The Company believes the geographic breadth, size and quality of its Pierce fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors. Pierce’s fire apparatus are sold through over 30 independent sales and service organizations with more than 250 sales representatives nationwide, which combine broad geographical reach with frequency of contact with fire departments and municipal government officials. These sales and service organizations are supported by approximately 70 product and marketing support professionals and contract administrators at Pierce. The Company believes frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council, fire department, purchasing, finance and mayoral offices, among others, that may participate in a fire apparatus bid and selection. After the sale, Pierce’s nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service.

        The Company markets its Oshkosh-branded ARFF vehicles through a combination of three direct sales representatives domestically and 41 representatives and distributors in international markets. Certain of these international representatives and distributors also handle Pierce products. In addition, the Company has 30 full-time sales and service representatives and distributor locations with over 58 sales people focused on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities in the U.S. and Canada. In addition, the Company maintains offices in Dubai, United Arab Emirates and Beijing and Shanghai, China to support ARFF and snow removal vehicle sales in the Middle East, China and Southeast Asia.

        Medtec sells ambulances through more than 20 independent distributor organizations with over 70 representatives focused on sales to the ambulance market. JerrDan markets its carriers and wreckers through its worldwide network of 93 independent distributors, supported by JerrDan’s direct sales force. OSV markets its mobile medical trailers and broadcast vehicles through 28 in-house sales and service representatives in the U.S. and three in-house sales and service representatives in Europe. BAI sells firefighting vehicles and equipment direct in the Italian market. Internationally, BAI has agreements with a limited number of distributors and uses sales agents for “one-off” sales in countries that do not buy in large quantities on a regular basis. Most of BAI’s international distribution is focused in the Middle East, Europe and Africa.

        Commercial Segment. The Company operates 21 distribution centers with over 170 in-house sales and service representatives in the U.S. to sell and service refuse collection vehicles, rear- and front-discharge concrete mixers and concrete batch plants. These centers are in addition to sales and service activities at the Company’s manufacturing facilities, and they provide sales, service and parts distribution to customers in their geographic regions. Three of the distribution centers also have paint facilities and provide significant additional paint and mounting services during peak demand periods. One of the centers also manufactures concrete mixer replacement drums. The Company also uses 15 independent sales and service organizations to market its CON-E-CO branded concrete batch plants. The Company believes this network represents one of the largest concrete mixer, concrete batch plant and refuse collection vehicle distribution networks in the U.S.

        In Canada, the Company operates two distribution centers with 10 outside and in-house sales and service representatives to sell and service its rear-discharge concrete mixers, refuse collection vehicles and concrete batch plants.

        In Europe, through Geesink, the Company operates 22 distribution centers with more than 80 in-house sales and service representatives in nine countries to sell and service its refuse collection vehicles and stationary compactors. Three of the centers have paint facilities, and five of the centers provide mounting services. The Company also operates 70 roving service vans throughout Europe. The Company believes this network represents one of the largest refuse collection vehicle distribution networks in Europe. Geesink also has sales and service agents in Europe and the Middle East.

        The Company believes its direct distribution to customers is a competitive advantage in concrete mixer and refuse collection vehicle markets, particularly in the U.S. waste services industry where principal competitors distribute through dealers, and to a lesser extent in the ready mix concrete industry, where several competitors and the Company in part use dealers. The Company believes direct distribution permits a more focused sales force in the U.S. concrete mixer and refuse collection vehicle market, whereas dealers frequently offer a very broad and mixed product line, and accordingly, the time dealers tend to devote to concrete mixer and refuse collection vehicle sales activities is limited.

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

        IMT distributes its products through approximately 100 dealers with a total of 110 locations worldwide, including approximately 30 international dealers. International dealers are primarily located in Central and South America, Australia and Asia and are primarily focused on mining and construction markets. The Company believes this network represents one of the most extensive networks in its market.

Manufacturing

        As of November 14, 2008, the Company manufactures vehicles and vehicle bodies at 60 manufacturing facilities. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets. The Company encourages employee involvement to improve production processes and product quality. The Company is in the process of adopting lean manufacturing management practices across all facilities.

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

Engineering, Research and Development

        The Company believes its extensive engineering, research and development capabilities have been key drivers of the Company’s marketplace success. The Company maintains five facilities for new product development and testing with a staff of approximately 265 engineers and technicians who are dedicated to improving existing products and development and testing of new vehicles, vehicle bodies and components. The Company prepares annual new product development plans for each of its markets and measures progress against those plans each month.

        Virtually all of the Company’s sales of fire apparatus, broadcast vehicles and mobile medical trailers require some custom engineering to meet the customer’s specifications and changing industry standards. Engineering is also a critical factor in defense vehicle markets due to the severe operating conditions under which the Company’s vehicles are utilized, new customer requirements and stringent government documentation requirements. In the access equipment and commercial segments, product innovation is highly important to meet customers’ changing requirements. Accordingly, in addition to new product development engineers and technicians, the Company maintains a permanent staff of over 450 engineers and engineering technicians, and it regularly outsources some engineering activities in connection with new product development projects.

        For fiscal 2008, 2007 and 2006, the Company incurred engineering, research and development expenditures of $92.0 million, $75.8 million and $42.1 million, respectively, portions of which were recoverable from customers, principally the U.S. government.

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

        Certain of the Company’s competitors have greater financial, marketing, manufacturing and distribution resources than the Company. There can be no assurance that the Company’s products will continue to compete successfully with the products of competitors or that the Company will be able to retain its customer base or to improve or maintain its profit margins on sales to its customers, all of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

        Defense Segment. The Company produces heavy-payload and medium-payload tactical wheeled vehicles for the U.S. and other militaries. Competition for sales of these tactical wheeled vehicles includes BAE Systems plc, Man Group plc, Mercedes-Benz (a subsidiary of Daimler AG), The Volvo Group, International Military and Government LLC (a subsidiary of Navistar International Corporation), Force Protection Inc. and General Dynamics Corp. The principal method of competition in the defense segment involves a competitive bid that takes into account factors as determined by the applicable military, such as price, product performance, product quality, adherence to bid specifications, production capability, past performance and product support. Usually, the Company’s truck systems must also pass extensive testing. The Company believes that its competitive strengths include: strategic global purchasing capabilities leveraged across multiple business segments; extensive pricing/costing and defense contracting expertise; a significant installed base of vehicles currently in use throughout the world; large-scale and high-efficiency manufacturing capabilities; patented and/or proprietary vehicle components such as TAK-4 independent suspension, Oshkosh transfer cases and Command Zone vehicle diagnostics; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality and after-market parts sales and service capabilities.

        Fire & Emergency Segment. The Company produces and sells custom and commercial firefighting vehicles in the U.S. under the Pierce brand. Competitors include Rosenbauer International AG, Emergency One, Inc. (owned by American Industrial Partners), Kovatch Mobile Equipment Corp., and numerous smaller, regional manufacturers. Principal methods of competition include brand awareness, the extent to which a company offers single-source customer solutions, product quality, product innovation, dealer distribution, service and support and price. The Company believes that its competitive strengths include: recognized, premium brand name; nationwide network of independent Pierce dealers; extensive, high-quality and innovative product offerings, which include single-source customer solutions for aerials, pumpers and rescue units; large-scale and high-efficiency custom manufacturing capabilities; and proprietary technologies such as the PUC vehicle configuration, TAK-4 independent suspension, Hercules and Husky foam systems and Command Zone electronics.

        Oshkosh manufactures ARFF vehicles for sale in the U.S. and abroad. Oshkosh’s principal competitors for ARFF sales are Rosenbauer International AG and Emergency One, Inc. Oshkosh also manufactures snow removal vehicles, principally for U.S. airports. The Company’s principal competitors for snow removal vehicle sales are Øveraasen AS and Schmidt Equipment & Engineering (a subsidiary of FWD/Seagrave Holdings LP). Principal methods of competition for airport products are product quality and innovation, product performance, price and service. The Company believes its competitive strengths in these airport markets include its high-quality, innovative products and low-cost manufacturing capabilities.

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

        BAI manufactures firefighting vehicles, ARFF vehicles and related equipment, primarily for the Italian market, with significant export sales into the Middle East, Europe and Africa. BAI’s principal competitors include Iveco Magirus (a subsidiary of Fiat SpA), Rosenbauer International AG and Sides SaS (a subsidiary of United Technologies Corporation). Principal methods of competition for BAI products include product innovation and price. The Company believes its competitive strengths in these markets include its low-cost manufacturing capability, distribution network and innovative products.

        Medtec is a manufacturer of ambulances, primarily for sale in the U.S. Medtec’s principal competition for ambulance sales is from Halcore Group, Inc. (owned by TransOcean Capital, Inc.), Wheeled Coach Industries (owned by American Industrial Partners), and Marque Inc. /McCoy-Miller, LLC. Principal methods of competition are price, service and product quality. The Company believes its competitive strengths in the ambulance market include its high-quality, fully customizable value-priced products.

        OSV is a manufacturer of mobile medical trailers, broadcast and command vehicles. OSV’s principal competition for mobile medical trailers is from Med Coach, LLC and Ellis and Watts International, Inc. OSV’s principal competition for broadcast vehicles is from Wolf Coach (a subsidiary of L-3 Communication Holdings, Inc.) and Television Engineering Corporation. Principal methods of competition are product quality and availability, price and service. The Company believes its competitive strengths in OSV’s markets include its high-quality products, excellent relationships with manufacturers of equipment installed in its vehicles and low-cost manufacturing capabilities.

        Commercial Segment. The Company produces front- and rear-discharge concrete mixers and batch plants for the Americas under the Oshkosh, McNeilus, CON-E-CO and London brands. Competition for concrete mixer and batch plant sales includes Terex Corporation, Continental Manufacturing Co. and Kimble Manufacturing Company (a subsidiary of The Hines Corporation). Principal methods of competition are service, product features, product quality, product availability and price. The Company believes its competitive strengths include strong brand recognition, large-scale and high-efficiency manufacturing, extensive product offerings, high product quality, a significant installed base of concrete mixers in use in the marketplace and its nationwide, Company-owned network of sales and service centers.

        McNeilus also produces refuse collection vehicles for the Americas. Competitors include The Heil Company (a subsidiary of Dover Corporation), LaBrie Equipment Ltd. and New Way (a subsidiary of Scranton Manufacturing Company, Inc.). In Europe, Geesink produces refuse collection vehicles and compactors under the Geesink, Norba and Kiggen brand names. There are a limited number of European competitors, including Ros Roca S.A./Dennis Eagle Ltd., Faun Umwelttechnik GmbH & Co. and SEMAT (a subsidiary of Officine Mecchaniche Bresciane). The principal methods of competition in the U.S. and Europe are service, product quality, product performance and price. Increasingly, the Company is competing for municipal business and large commercial business in the Americas and Europe, which is based on lowest qualified bid. The Company believes that its competitive strengths in the Americas and European refuse collection vehicle markets include strong brand recognition, comprehensive product offerings, a reputation for high-quality products, large-scale and high-efficiency manufacturing and extensive networks of Company-owned sales and service centers located throughout the U.S. and Europe.

        IMT is a manufacturer of field service vehicles and truck-mounted cranes for the construction, equipment dealer, building supply, utility, tire service and mining industries. IMT’s principal field service competition is from Auto Crane Company (owned by Gridiron Capital), Stellar Industries, Inc., Maintainer Corporation of Iowa, Inc. and other regional companies. Competition in truck-mounted cranes comes primarily from European companies including Palfinger AG, Cargotec Corporation and Fassi Group SpA. Principal methods of competition are product quality, price and service. The Company believes its competitive strengths include its high-quality products, global distribution network and low-cost manufacturing capabilities.

Customers and Backlog

        Sales to the U.S. government comprised approximately 29% of the Company’s net sales in fiscal 2008. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog as of September 30, 2008 decreased 25.9% to $2,353.8 million compared to $3,177.8 million at September 30, 2007. The access equipment segment backlog decreased 61.4% to $330.0 million at September 30, 2008 compared to $854.1 million at September 30, 2007 as a result of weakening markets in Europe and a weaker U.S. economy in addition to the timing of orders that were placed in the prior year when there were capacity constraints in the industry. The defense segment backlog decreased 22.9% to $1,199.2 million at September 30, 2008 compared to $1,554.8 million at September 30, 2007. The Company did not complete negotiations of its current FHTV contract with the DoD until October 31, 2008, which negatively impacted the timing of orders from the DoD. Fire & emergency segment backlog increased 9.6% to $633.2 million at September 30, 2008 compared to $577.5 million at September 30, 2007 due to strong order volume for domestic fire apparatus. Commercial segment backlog at September 30, 2008 was $191.4 million, which was flat with September 30, 2007 backlog. Unit backlog for refuse collection vehicles was up 105.7% domestically compared to September 30, 2007 as customers continued to update their fleets. Unit backlogs for front-discharge and rear-discharge concrete mixers were down 38.2% and 18.4%, respectively, compared to September 30, 2007 on continued weak construction markets in the U.S. Unit backlog for refuse collection vehicles was down 6.6% in Europe. Approximately 2.6% of the Company’s September 30, 2008 backlog is not expected to be filled in fiscal 2009.

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

Government Contracts

        Approximately 29% of the Company’s net sales for fiscal 2008 were made to the U.S. government, a substantial majority of which were under long-term contracts and programs in the defense vehicle market. Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds. Long-term contracts may be conditioned upon continued availability of congressional appropriations, which could be impacted by a change in presidential administrations in January 2009 and federal budget pressures arising from the federal bailout of financial institutions, insurance companies and others. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts.

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

        Under firm, fixed-price contracts with the U.S. government, the price paid to the Company is generally not subject to adjustment to reflect the Company’s actual costs, except costs incurred as a result of contract changes ordered by the government. The Company generally attempts to negotiate with the government the amount of increased compensation to which the Company is entitled for government-ordered changes that result in higher costs. If the Company is unable to negotiate a satisfactory agreement to provide such increased compensation, then the Company may file an appeal with the Armed Services Board of Contract Appeals or the U.S. Claims Court. The Company has no such appeals pending. The Company seeks to mitigate risks with respect to fixed-price contracts by executing firm, fixed-price contracts with a substantial majority of its suppliers for the duration of the Company’s contracts.

        The Company, as a U.S. government contractor, is subject to financial audits and other reviews by the U.S. government of performance of, and the accounting and general practices relating to, U.S. government contracts. Like most large government contractors, the Company is audited and reviewed by the government on a continual basis. Costs and prices under such contracts may be subject to adjustment based upon the results of such audits and reviews. Additionally, such audits and reviews can lead and have led to civil, criminal or administrative proceedings. Such proceedings could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company or one or more of its subsidiaries can also be suspended or debarred from government contracts, or lose its export privileges based on the results of such proceedings. The Company believes that the outcome of all such audits, reviews and proceedings that are now pending will not have a material adverse effect on its financial condition, results of operations or cash flows.

Suppliers

        The Company is dependent on its suppliers and subcontractors to meet commitments to its customers, and many components are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. Components for the Company’s products are generally available from a number of suppliers, although the transition to a new supplier may require several months to conclude. The Company purchases chassis components, such as vehicle frames, engines, transmissions, radiators, axles, tires, drive motors, bearings and hydraulic components and vehicle body options, such as cranes, cargo bodies and trailers, from third-party suppliers. These body options may be manufactured specific to the Company’s requirements; however, most of the body options could be manufactured by other suppliers or the Company itself. Through reliance on this supply network for the purchase of certain components, the Company is able to reduce many of the preproduction and fixed costs associated with the manufacture of these components and vehicle body options. The Company purchases a large amount of fabrications and outsources certain manufacturing services, each generally from small companies located near its facilities. While providing low-cost services and product surge capability, such companies often require additional management attention during difficult economic conditions or contract start-up. The Company also purchases complete vehicle chassis from truck chassis suppliers in its commercial segment and, to a lesser extent, in its fire & emergency segment. Increasingly, the Company is sourcing components globally, which may involve additional inventory requirements and introduces additional foreign currency exposures. The Company maintains an extensive qualification, on-site inspection, assistance and performance measurement system to attempt to control risks associated with reliance on suppliers. The Company occasionally experiences problems with supplier and subcontractor performance and component, chassis and body availability and must identify alternate sources of supply and/or address related warranty claims from customers.

        While the Company purchases many costly components such as chassis, engines, transmissions and axles, it manufactures certain proprietary components. These components include the Revolution composite concrete mixer drum, front drive and steer axles, transfer cases, cabs, TAK-4 independent suspension system, the McNeilus Auto Reach arm, the Hercules compressed air foam system, the Command Zone vehicle control and diagnostic system technology, body structures and many smaller parts that add uniqueness and value to the Company’s products. The Company believes internal production of these components provides a significant competitive advantage and also serves to reduce the manufacturing costs of the Company’s products.

        The credit crisis and rapidly escalating steel, fuel and other raw material costs in fiscal 2008 created additional risks for the Company’s supplier base. A limited number of small suppliers have discontinued business due to tight credit conditions or the inability to either absorb cost increases or pass them on to their customers. In fiscal 2009, additional suppliers could face financial difficulties as a result of the global economic downturn. The Company is actively monitoring its suppliers’ financial conditions, but to date has no knowledge of significant concerns with the financial stability of any major suppliers.

Intellectual Property

        Patents and licenses are important in the operation of the Company’s business, as one of management’s key objectives is developing proprietary components to provide the Company’s customers with advanced technological solutions at attractive prices. The Company holds in excess of 400 active domestic and foreign patents. The Company believes patents for the TAK-4 independent suspension system, which have remaining lives of 12 years, provide the Company with a competitive advantage in the fire & emergency segment. In the defense segment, the TAK-4 independent suspension system was added to the U.S. Marine Corps’ MTVR and LVSR programs, which the Company believes provided a performance and cost advantage in the successful competition for the production contracts. The Company believes that patents for certain components of its ProPulse hybrid electric drive system, Command Zone electronics and TerraMax autonomous vehicle systems offer potential competitive advantages to product lines across all its segments. To a lesser extent, other proprietary components provide the Company a competitive advantage in the Company’s segments.

        In fiscal 2002, the Company introduced the Revolution composite concrete mixer drum in the U.S. The Company has purchased exclusive, renewable licenses for the rights to manufacture and market this technology in the Americas and Europe. These licenses require the Company to make royalty fee payments to its Australian partner for each Revolution drum sold. The Company believes that these licenses create an important competitive advantage over competitors that manufacture steel concrete mixer drums. The Revolution composite drum is substantially lighter than a comparable steel drum permitting greater payload capacity and is easier to clean, which together lower the cost of delivered concrete. The Company sells the Revolution composite drum at prices substantially higher than prices for steel drums.

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

Employees

        As of September 30, 2008, the Company had approximately 14,000 employees. The United Auto Workers union (“UAW”) represented approximately 2,100 production employees at the Company’s Oshkosh, Wisconsin facilities; the Boilermakers, Iron Shipbuilders, Blacksmiths, and Forgers Union (“Boilermakers”) represented approximately 240 employees at the Company’s Kewaunee, Wisconsin facilities; and the International Brotherhood of Teamsters Union (“Teamsters”) represented approximately 70 employees at the Company’s Garner, Iowa facilities. The Company’s five-year agreement with the UAW extends through September 2011, and the Company’s agreement with the Boilermakers extends through May 2012. The Company’s three-year agreement with the Teamsters extends through October 2011. In addition, the majority of the Company’s employees located outside the U.S. are represented by separate works councils or unions. The Company believes its relationship with employees is satisfactory.

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

Foreign and Domestic Operations and Export Sales

        The Company manufactures products in the U.S., Belgium, Canada, The Netherlands, Italy, Sweden, France, Australia, Germany, Romania and the United Kingdom for sale throughout the world. Sales to customers outside of the U.S. were 30.0%, 24.8% and 17.7% of the Company’s consolidated sales for fiscal 2008, 2007 and 2006, respectively.

        Financial information concerning the Company’s foreign and domestic operations and export sales is included in Note 20 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Available Information

        The Company maintains a website with the address www.oshkoshcorporation.com. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge (other than an investor’s own Internet access charges) through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such materials with, or furnishes such materials to, the Securities and Exchange Commission (“SEC”).

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

We have a substantial amount of debt. Cyclical downturns in the markets in which we participate could negatively impact our cost of funding. Our current debt levels, including the associated financing costs and restrictive covenants, could limit our flexibility in managing our business. In particular, if we conclude that we are likely to fail to comply with the financial covenants contained in our credit agreement, we would incur higher costs if we obtain an amendment or waiver of such covenants. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could materially adversely affect our results of operations.

        As a result of financing the JLG acquisition, we are highly leveraged. We had approximately $2.8 billion of debt outstanding as of September 30, 2008. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot provide any assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit agreement in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs should the U.S. or global economies enter a steep or prolonged recession.

        In addition, our credit agreement contains financial and restrictive covenants. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations and debt service capability. These covenants may limit our ability to, among other things, borrow under our existing credit agreement to fund operations or take advantage of business opportunities. Over the last 18 months, we have experienced declines in several of our markets. Based on our current outlook, there are scenarios under which we could fall out of compliance with the financial covenants contained in our credit agreement. Our failure to comply with such covenants, or our concluding that we are likely to fail to comply with such covenants, could also lead us to seek an amendment to or waiver of the financial covenants contained in our current credit agreement. Despite our present belief that we could obtain an amendment if necessary, under current credit market conditions, we cannot provide assurance that we would be able to obtain any amendments to or waivers of the covenants contained in our credit agreement that we may request, and any amendments to or waivers of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those currently in our credit agreement.

        We also previously entered into an interest rate swap agreement to hedge a portion of the variable rate interest payments under our current credit agreement. As of September 30, 2008, the fair value of the interest rate swap agreement was recorded as a liability with the offsetting charge recorded in other comprehensive income within shareholders’ equity. In the event that an amendment to our current credit agreement would be required, certain key terms of the credit agreement could change. Such a change could impair the effectiveness of the interest rate swap and cause any loss recorded in other comprehensive income to be reclassified, net of tax, to current earnings. At September 30, 2008, the value of the interest rate swap recorded in other comprehensive earnings was $27.3 million, net of tax.

        Our high level of debt, current conditions in the credit markets and the covenants contained in our credit agreement could have important consequences for our operations, including:

—	Increase our vulnerability to general adverse economic and industry conditions and detract from our ability to withstand successfully a downturn in our highly cyclical markets or economies generally;
—	Require us to dedicate a substantial portion of our cash flow from operations to higher interest costs or higher required payments on debt, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development, dividends and other general corporate activities;
—	Limit our ability to obtain additional financing in the future to fund working capital, capital expenditures and other general corporate requirements;
—	Limit our ability to pursue strategic acquisitions that may become available in our markets or otherwise capitalize on business opportunities if we had additional borrowing capacity;
—	Limit our flexibility in planning for, or reacting to, changes in our business and the markets we serve;
—	Place us at a competitive disadvantage compared to less leveraged competitors; and
—	Make us vulnerable to increases in interest rates because a portion of our debt under our credit agreement is at variable rates.

We may be adversely affected by the current economic environment.

        As a result of the credit market crisis (including uncertainties with respect to financial institutions and the global capital markets), depressed equity markets across the globe and other macro-economic challenges currently affecting the economy of the U.S. and other parts of the world, customers or vendors may experience serious cash flow problems, and as a result, customers may seek to modify, delay or cancel plans to purchase our products and vendors may seek to significantly and quickly increase their prices or reduce their output. If customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current and/or potential customers to pay us for our products will adversely affect our earnings and cash flow. If economic conditions in the U.S. and other key markets deteriorate further or do not show improvement, we may experience material adverse impacts to our financial condition, profitability and/or cash flows. Additionally, if these economic conditions persist, our intangible assets at various businesses may become impaired.

Our markets are highly cyclical and a decline in these markets could have a material adverse effect on our operating performance.

        A decline in overall customer demand in our cyclical access equipment, commercial and fire & emergency markets could have a material adverse effect on our operating performance. The access equipment market that JLG operates in is highly cyclical and impacted by the strength of economies in general, by prevailing mortgage and other interest rates, by residential and non-residential construction spending and by other factors. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Domestic and European refuse collection vehicle markets are also cyclical and impacted by the strength of economies in general and municipal tax receipts. Fire & emergency markets are modestly cyclical and are impacted by the economy generally and municipal tax receipts. Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season.

        The global economy is currently experiencing a downturn. Many believe the U.S. and European economies have entered recessions, which have negatively impacted our sales volumes in these regions for our access equipment, commercial and, to a lesser extent, our fire & emergency products. U.S. housing starts were again weak in fiscal 2008 and U.S. and European non-residential construction spending has also weakened in certain geographical areas, each further contributing to the lower sales volumes. A further reduction in non-residential construction spending may cause future weakness in demand for our products. In addition, customers of ours, such as municipalities, have been reducing their expenditures for fire & emergency equipment in anticipation of lower tax revenues. The towing and recovery equipment market is also being negatively impacted by higher fuel costs, the U.S. economy and the tightening credit markets. We cannot provide any assurance that the global economic downturn will not continue or become more severe. If the global economic downturn continues or becomes more severe, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

        Additionally, the high levels of sales in our defense business in recent years have been due in significant part to demand for defense trucks, replacement parts and services and truck remanufacturing arising from the conflict in Iraq. Events such as this are unplanned, and we cannot predict how long this conflict will last or the demand for our products that will arise out of such an event. Accordingly, we cannot provide any assurance that the increased defense business as a result of this conflict will continue. Furthermore, a new administration will be entering the White House in January 2009 and the recent bailout of U.S. financial institutions, insurance companies and others is expected to put significant pressure on the federal budget, including the defense budget. It is too early to tell what the impact of a change in administration and federal budget pressures will mean to funding for Oshkosh defense programs. As such, we cannot provide any assurance that funding for our defense programs will not be impacted by the change in administrations and federal budget pressures.

Raw material price fluctuations may adversely affect our results.

        We purchase, directly and indirectly through component purchases, significant amounts of steel, petroleum based products and other raw materials annually. During fiscal 2008, steel and fuel prices increased significantly resulting in us paying higher prices for these items. Although steel and fuel prices have recently begun to decline, steel prices in particular but also fuel prices are not back to levels experienced prior to the run-up in price and there are indications that the costs of these items may continue to fluctuate significantly in the future. Although we have firm, fixed-price contracts for some steel requirements and have some firm pricing contracts for components, we may not be able to hold all of our steel and component suppliers to pre-negotiated prices or negotiate timely component cost decreases commensurate with any steel and fuel cost decreases. The ultimate duration and severity of the pricing issues for these items is not presently estimable. Without limitation, these conditions could impact us in the following ways:

—	In the access equipment, fire & emergency and commercial businesses, we have announced selling price increases to recover increased steel, component and fuel costs experienced in fiscal 2008. However, any such new product prices apply only to new orders, and we do not anticipate being able to recover all cost increases from customers due to the amount of orders in our backlog prior to the effective dates of new selling prices. In addition, some customers could react adversely to these price increases, and competitive conditions could limit price increases in some market sectors like access equipment. Alternatively, adherence to the price increases could affect sales volumes in some market sectors. Furthermore, steel, component and fuel costs may rise faster than expected, and our product selling price increases may not be sufficient to recover such increases.
—	In the defense business, we are generally limited in our ability to raise prices in response to rising steel, component and fuel costs as we largely do business under annual firm, fixed-price contracts with the DoD. We attempt to limit this risk by obtaining firm pricing from suppliers at the time a contract is awarded. However, if these suppliers, including steel suppliers, do not honor their contracts, then we could face margin pressure in our defense business.

If we are unable to successfully turn around the profitability of Geesink, then there could be material adverse effects on our financial condition, profitability and/or cash flows.

        Geesink operated at a loss in fiscal 2007 due to soft market demand for its products in the United Kingdom, the lack of available chassis for mounting refuse collection vehicles in France and some market share losses. We have taken steps over the last two years to turn around the Geesink business, including selling an unprofitable facility in The Netherlands during the first quarter of fiscal 2008, rationalizing a facility in Sweden in order to consolidate Norba-branded production in The Netherlands, reducing its work force, installing new executive leadership, integrating operations with JLG, implementing lean manufacturing practices, introducing new products and outsourcing components to lower cost manufacturing sites. The turnaround of Geesink has taken longer than we anticipated. We incurred an operating loss at this business again in fiscal 2008 as we executed on a number of the turnaround initiatives described above and recorded pre-tax charges of $175.2 million related to the non-cash impairment of intangible assets of Geesink in the third quarter of fiscal 2008. While we expect improved results at Geesink in fiscal 2009, we expect to incur additional operating losses in fiscal 2009 as we continue to implement these turnaround activities. We may incur costs to continue to implement the turnaround beyond our current expectations for such costs. In addition, we cannot provide any assurance that Geesink will be able to operate profitably after such activities have been completed. If we are unable to continue to turn around the business of Geesink, then there could be material adverse effects on our financial condition, profitability and/or cash flows.

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

        We are dependent on U.S. and foreign government contracts for a substantial portion of our business. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

—	Our business is susceptible to changes in the U.S. defense budget, which may reduce revenues that we expect from our defense business.
—	The U.S. government may not appropriate funding that we expect for our U.S. government contracts, which may prevent us from realizing revenues under current contracts or receiving additional orders that we anticipate we will receive.
—	Most of our government contracts are fixed-price contracts, and our actual costs may exceed our projected costs, which could result in lower profits or net losses under these contracts.
—	We are required to spend significant sums on product development and testing, bid and proposal activities and pre-contract engineering, tooling and design activities in competitions to have the opportunity to be awarded these contracts.
—	Competitions for the award of defense truck contracts are intense, and we cannot provide any assurance that we will be successful in the defense truck procurement competitions in which we participate.
—	Certain of our government contracts could be suspended or terminated and all such contracts expire in the future and may not be replaced, which could reduce expected revenues from these contracts.
—	Our defense products undergo rigorous testing by the customer and are subject to highly technical requirements. Any failure to pass these tests or to comply with these requirements could result in unanticipated retrofit costs, delayed acceptance of trucks or late or no payments under such contracts.
—	Our government contracts are subject to audit, which could result in adjustments of our costs and prices under these contracts.

—	Our defense truck contracts are large in size and require significant personnel and production resources, and when such contracts end, we must make adjustments to personnel and production resources.
—	We periodically experience difficulties with sourcing sufficient vehicle carcasses to maintain our defense truck remanufacturing schedule, which can create uncertainty for this area of our business.

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

        For the fiscal year ended September 30, 2008, approximately 30% of our net sales were attributable to products sold outside of the U.S., including approximately 17% that involved export sales from the U.S. The majority of export sales are denominated in U.S. dollars. Sales outside the U.S. are typically made in the local currencies of those countries. Fluctuations in foreign currency can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. In addition, we have sales of inventory denominated in U.S. dollars to certain of our subsidiaries that have functional currencies other than the U.S. dollar. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations, in particular those with respect to the Euro, the U.K. pound sterling and the Australian dollar, may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods. Any increase in the value of the U.S. dollar in relation to the value of the local currency will adversely affect our revenues from our foreign operations when translated into U.S. dollars. Similarly, any decrease in the value of the U.S. dollar in relation to the value of the local currency of those countries where our products are sold will increase our development costs in our foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. dollars.

We may experience losses in our access equipment segment in excess of our recorded reserves for doubtful accounts, finance and pledged finance receivables, notes receivable and guarantees of indebtedness of others.

        We have a portfolio of finance receivables with customers in our access equipment segment and we are a party to agreements whereby we guarantee the indebtedness of customers in that segment. We evaluate the collectability of open accounts, finance and pledged finance receivables, notes receivable and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer’s financial obligations to us. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. The historical loss experience of our finance receivables portfolio is limited, however, and therefore may not be indicative of future losses, particularly in periods of economic downturn. During such periods of economic downturn, the collateral underlying our guarantees of indebtedness of customers can decline sharply, thereby increasing our exposure to losses. We also face a concentration of credit risk with JLG’s top ten customers representing approximately 31% of JLG’s sales. Furthermore, some of these customers are highly leveraged. We may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized. In addition, our cash flows and overall liquidity may be materially adversely affected if any of the financial institutions that purchase our finance receivables become unable or unwilling, due to current economic conditions, a weakening of our or their financial position or otherwise, to continue purchasing such receivables.

A disruption or termination of the supply of parts, materials, components and final assemblies from third-party suppliers could delay sales of our vehicles and vehicle bodies.

        We have experienced, and may in the future experience, significant disruption or termination of the supply of some of our parts, materials, components and final assemblies that we obtain from sole source suppliers or subcontractors or incur a significant increase in the cost of these parts, materials, components or final assemblies. This risk is increased in the current difficult economic environment and tight credit conditions. Such disruptions, terminations or cost increases could delay sales of our vehicles and vehicle bodies and could result in a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

        We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of trademarks and trade names as of the acquisition date. Goodwill and indefinite-lived intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment at least annually. If carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include changes in the industries in which we operate, particularly the impact of the current downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. If the value of goodwill or indefinite-lived intangible assets is impaired, our earnings could be adversely affected.

        Goodwill impairment analysis and measurement is a process that requires significant judgment. A decline in our stock price and resulting market capitalization, such as the decline which occurred during fiscal 2008, could result in impairment of a material amount of our $2.3 billion goodwill balance if we determine that the decline is prolonged and has reduced the fair value of any of our reporting units below its carrying value. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

        In February 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law. The DRA imposes caps on Medicare payment rates for certain imaging services, including MRI, PET and CT, furnished in physician’s offices and other non-hospital based settings. Under the caps, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. The implementation of this law has had a significant effect on the financial condition and results of operations of OSV’s mobile medical customers in the U.S. During fiscal 2008, OSV incurred an operating loss as a result of the slowdown in mobile medical sales and a writers strike during the first half of the year, which affected broadcast vehicles sales. In light of the slowdown in business, we are expanding other markets in which OSV participates and are consolidating production in existing facilities. If we are unable to turn around the business, we may be required to record an impairment charge for OSV’s goodwill, and there could be other material adverse effects on our net sales, financial condition, profitability and/or cash flows.

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

We are the defendant in several class action lawsuits.

        On and after September 19, 2008, several shareholder class action lawsuits were filed against us and our Chairman and Chief Executive Officer and a Director, Robert G. Bohn. The complaints allege securities law violations and seek unspecified damages relating to the substantial reduction in our stock price on and after June 26, 2008. Each of the complaints alleges that we made material false statements and omissions relating to our operations and performance prior to our June 26, 2008 announcement that we were lowering our earnings expectations for the third quarter of fiscal 2008 from income of $1.40 to $1.50 per share to a loss of $1.22 to $1.32 per share and that we were recording intangible asset impairment charges related to Geesink. The uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation. The defense of the lawsuits could result in the diversion of management’s time and attention away from business operations and negative developments with respect to the lawsuits could cause a decline in the price of our stock. In addition, although we believe the lawsuits are without merit and we intend to vigorously defend against them, the uncertainties of litigation may cause us to settle or otherwise make payments that could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

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

        The Company believes its equipment and buildings are well maintained and adequate for its present and anticipated needs. As of November 14, 2008, the Company operated in 60 manufacturing facilities. The location, size and focus of the Company’s facilities are provided in the table below:

	Approximate Square Footage
Location (# of facilities)	Owned	Leased	Principal Products Manufactured
Access Equipment
McConnellsburg, Pennsylvania (3)	560,000	27,000	Boom Lifts; Telehandlers
Shippensburg, Pennsylvania (1)	330,000		Boom Lifts; Scissor Lifts
Bedford, Pennsylvania (1)	133,000		Vertical Mast Lifts; Scissor Lifts; Trailer Boom
			Lifts; After-Sales Service and Support
LaVerne, California (1)		11,000	Trailers
Maasmechelen, Belgium (1)		80,000	Boom Lifts; Scissor Lifts; Telehandlers
Orrville, Ohio (1)	333,000		Telehandler and Boom Lift Subassemblies
Oakes, North Dakota (1)		78,000	Telehandler Subassemblies
Tonneins, France (1)	38,000		Vertical Mast Lifts
Fauillett, France (2)		91,000	Vertical Mast Lifts; After-Sales Service and Support
Port Macquarie, Australia (1)	102,000		Boom Lifts; Scissor Lifts; Telehandlers
Defense
Oshkosh, Wisconsin (8)	967,000	14,000	Defense Trucks; Front-Discharge Mixers; Snow Removal
			Vehicles; ARFF Vehicles
Killen, Texas (1)	238,000		Defense Aftermarket Components
Fire & Emergency
Appleton, Wisconsin (4)	713,000	16,000	Fire Apparatus
Bradenton, Florida (1)	300,000		Fire Apparatus; Ambulances
Kewaunee, Wisconsin (1)	292,000		Aerial Devices and Heavy Steel Fabrication
Greencastle, Pennsylvania (3)	136,000	128,000	Carriers and Wreckers
Brescia, Italy (2)	77,000	37,000	Fire Apparatus; ARFF Vehicles
Limburg, Germany (1)		18,000	Fire Apparatus; ARFF Vehicles
Goshen, Indiana (5)	87,000		Ambulances
White Pigeon, Michigan (1)	64,000		Ambulances
Calumet City, Illinois (1)	87,000		Mobile Medical Trailers

	Approximate Square Footage
Location (# of facilities)	Owned	Leased	Principal Products Manufactured
Fire & Emergency (continued)
Harvey, Illinois (1)	78,000		Mobile Medical Trailers
Oud-Beijerland, Holland (1)		98,000	Mobile Medical Trailers
Clearwater, Florida (1)		108,000	Broadcast Equipment
Commercial
Dodge Center, Minnesota (1)	711,000		Rear-Discharge Mixers; Refuse Collection Vehicles;
			Portable Batch Plants
Dexter, Minnesota (1)		53,000	Revolution Composite Concrete Mixer Drums
Emmeloord, Holland (1)	242,000		Refuse Collection Vehicles
Riceville, Iowa (1)	108,000		Components for Rear-Discharge Mixers, Concrete Batch
			Plants and Refuse Collection Vehicles
Kensett, Iowa (1)	65,000		Refuse Collection Vehicle and Mixer Body Components
McIntire, Iowa (1)	28,000		Components for Rear-Discharge Mixers and Refuse
			Collection Vehicles
Blair, Nebraska (2)	91,000	20,000	Concrete Batch Plants
Audubon, Iowa (1)	15,000		Components for Concrete Batch Plants
London, Canada (1)		110,000	Rear-Discharge Mixers
Colton, California (1)	43,000		Replacement Drums for Rear-Discharge Mixers
Maarheeze, Holland (1)		5,000	Mobile and Stationary Compactors
Kalmar, Sweden (1)		40,000	Paint Facility for Refuse Collection Vehicles
Llantrisant, United Kingdom (1)	58,000		Refuse Collection Vehicles
Medias, Romania (1)		126,000	Refuse Collection Vehicles and Heavy Steel
			Fabrications
Garner, Iowa (1)	262,000		Field Service Vehicles and Articulating Cranes

        The Company’s manufacturing facilities generally operate five days per week on one or two shifts, except for seasonal shutdowns for one to three week periods. The Company expects additional periodic shutdowns in certain businesses, particularly access equipment, in fiscal 2009 in response to lower demand resulting from the global economic downturn. The Company believes its manufacturing capacity could be significantly increased with limited capital spending by working an additional shift at each facility.

        In addition, the Company performs contract maintenance services out of multiple warehousing and service facilities owned and/or operated by the U.S. government and third parties, including locations in the U.S., Japan, Kuwait, Iraq and multiple other countries in Europe and the Middle East.

        In addition to sales and service activities at the Company’s manufacturing facilities, the Company maintains 19 sales and service centers in the U.S. These facilities are used primarily for sales and service of concrete mixers and refuse collection vehicles. The Company leases approximately 20,000 square feet in Las Vegas, Nevada for mounting carriers and wreckers.

        In addition to sales and service activities at Geesink’s manufacturing facilities, Geesink maintains 20 sales and service centers in Europe.

        In addition, JLG leases executive offices in Hagerstown, Maryland and an idle 270,000 square-foot manufacturing location in Port Washington, Wisconsin, which was an office location for telehandler engineering and other support functions. JLG also leases a number of small distribution, administration or service facilities throughout the world.

ITEM 3.	LEGAL PROCEEDINGS

        The Company is subject to environmental matters and legal proceedings and claims, including patent, antitrust, shareholder, product liability, warranty and state dealership regulation compliance proceedings that arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

        Securities Class Action — On September 19, 2008, a purported shareholder of the Company filed a complaint seeking certification of a class action lawsuit in the United States District Court for the Eastern District of Wisconsin docketed as Iron Workers Local No. 25 Pension Fund on behalf of itself and all others similarly situated v. Oshkosh Corporation and Robert G. Bohn. The lawsuit alleges, among other things, that the Company violated the Securities Exchange Act of 1934 by making materially inadequate disclosures and material omissions leading to the Company’s issuance of revised earnings guidance and announcement of an impairment charge on June 26, 2008. Since the initial lawsuit, other suits containing substantially similar allegations were filed (all suits hereafter referred to as the “Actions”). The Company believes the Actions to be entirely without merit and plans to vigorously defend against the Actions.

        Environmental Matters — As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals, and solvents at third-party disposal and recycling facilities, which are licensed by appropriate governmental agencies. In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency (“EPA”) or a state environmental agency for remediation. Under the Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, each potentially responsible party (“PRP”) that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up these sites. Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup cost. The Company has been named a PRP with regard to three multiple-party sites. Based on current estimates, the Company believes its liability at these sites will not be material and any responsibility of the Company is adequately covered through established reserves.

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

        The Company had reserves of $3.9 million for environmental matters at September 30, 2008 for losses that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

        Personal Injury Actions and Other – At September 20, 2008, the Company had product and general liability reserves of $47.3 million. Although the final results of all such matters and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to all such matters and claims, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

        Since all of these matters are in the preliminary stages, the Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may limit its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail, for claims covered by the insurance coverage.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the three months ended September 30, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information as of November 14, 2008 concerning the Company’s executive officers. All of the Company’s officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
Robert G. Bohn	55	Chairman and Chief Executive Officer
Charles L. Szews	51	President and Chief Operating Officer
Bryan J. Blankfield	47	Executive Vice President, General Counsel and Secretary
Thomas D. Fenner	52	Executive Vice President, Global Manufacturing Services
Wilson R. Jones	47	Executive Vice President and President, Fire & Emergency Segment
Joseph H. Kimmitt	58	Executive Vice President, Government Operations and Industry Relations
Craig E. Paylor	52	Executive Vice President and President, JLG Industries, Inc.
David M. Sagehorn	45	Executive Vice President and Chief Financial Officer
William J. Stoddart	63	Executive Vice President and President, Defense Business
Donald H. Verhoff	62	Executive Vice President, Technology
Michael J. Wuest	49	Executive Vice President and President, Commercial Segment
Matthew J. Zolnowski	55	Executive Vice President, Chief Administration Officer

        Robert G. Bohn. Mr. Bohn joined the Company in 1992 as Vice President-Operations. He was appointed President and Chief Operating Officer in 1994. He was appointed Chief Executive Officer in 1997 and Chairman of the Board in 2000. In October 2007, Mr. Bohn’s title was changed to Chairman and Chief Executive Officer. Mr. Bohn was elected a Director of the Company in 1995. He is a director of Carlisle Companies Inc. and Menasha Corporation.

        Charles L. Szews. Mr. Szews joined the Company in 1996 as Vice President and Chief Financial Officer. He served as Executive Vice President and Chief Financial Officer from 1997 until October 2007, at which time he was appointed President and Chief Operating Officer. Mr. Szews was elected a Director of the Company in May 2007. He is a director of Gardner Denver, Inc.

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

        Thomas D. Fenner. Mr. Fenner joined the Company in 1982 as a scheduler and has served in various assignments, including Plant Manager, Vice President – Manufacturing of McNeilus, Vice President – Manufacturing Operations, Vice President and General Manager of Operations of Pierce and Vice President, Chief Procurement Officer and General Manager, Airport Business. He was appointed Executive Vice President and President, Fire & Emergency Group in July 2007 and was appointed to his current position in September 2008.

        Wilson R. Jones. Mr. Jones joined the Company in 2005 as Vice President and General Manager of the Airport Products business. He was appointed President, Pierce in July 2007 and was appointed to his current position in September 2008. Prior to joining the Company, Mr. Jones was the Vice President of Sales and Marketing for Akron Brass Company from 2002 to 2005.

        Joseph H. Kimmitt. Mr. Kimmitt joined the Company in 2001 as Vice President, Government Operations and was appointed to his current position in 2006. He previously served as a Professional Staff Member of the U.S. House and Senate Appropriations Committees from 1984 to 2001. He was appointed Deputy Staff Director of the Senate Appropriations Committee in 1997.

        Craig E. Paylor. Mr. Paylor joined the Company in December 2006 with the acquisition of JLG and was appointed to his current position in October 2007. Mr. Paylor joined JLG in 1983 as a sales representative. Mr. Paylor became an officer of JLG in 1996 and was appointed Senior Vice President of Sales and Market Development in 1999. In 2002, he was appointed JLG’s Senior Vice President, Sales, Marketing and Customer Support. In 2006, he was appointed JLG’s Senior Vice President, Marketing. In May 2007, he was appointed as a Senior Vice President of the Company and President of JLG.

        David M. Sagehorn. Mr. Sagehorn joined the Company in 2000 as Senior Manager – Mergers & Acquisitions and has served in various assignments, including Director-Business Development, Vice President-Defense Finance, Vice President-McNeilus Finance and Vice President-Business Development. In 2005, he was appointed Vice President and Treasurer, and he was appointed to his present position in October 2007.

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

         Michael J. Wuest. Mr. Wuest joined the Company in 1981 as an analyst and has served in various assignments, including Senior Buyer, Director of Purchasing, Vice President — Manufacturing Operations, Vice President and General Manager of Operations of Pierce and Executive Vice President, Chief Procurement Officer and General Manager, Airport Business. Mr. Wuest was appointed to his present position in 2004.

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

        In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of Common Stock. The Company did not repurchase any shares under this authorization during fiscal 2008. As of September 30, 2008, the Company had repurchased 2,769,210 shares under this program at a cost of $6.6 million, leaving the Company with authority to repurchase 3,230,790 shares of Common Stock under this program. There is no expiration date associated with the Board authorization.

Dividends and Common Stock Price

        On January 17, 2006, the Board of Directors of the Company increased the quarterly dividend rate from $0.06750 per share of Common Stock to $0.10 per share. No changes to the quarterly dividend rate were made during fiscal 2007 or fiscal 2008.

        The payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions or other factors. Accordingly, the Company’s Board may at any time reduce or eliminate the Company’s quarterly dividend based on one or more of these factors. Without limitation, the Board may take such action if it is desirable to help the Company meet its debt reduction target for fiscal 2009 or if the Company agrees to do so as part of an amendment to its credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” The Company’s credit agreement currently limits the amount of its dividends and other types of distributions to $40 million during any fiscal year plus the positive result of (x) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after December 6, 2006, minus (y) the cumulative amount of all dividends and other types of distributions made in any fiscal year ending after December 6, 2006 that exceed $40 million.

        The Company’s credit agreement contains various restrictions and covenants which would prevent the payment of dividends in the event of non-compliance, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The credit agreement also requires maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined in the credit agreement) of 4.75x for the fiscal quarter ending on September 30, 2008, reducing to 4.25x for the fiscal quarters ending on December 31, 2008 through September 30, 2009, and 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined in the credit agreement) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance with these covenants at September 30, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further discussion about the Company’s financial covenants under its credit agreement.

        The Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol OSK. As of November 10, 2008, there were 1,364 holders of record of the Common Stock. The following table sets forth prices reflecting actual sales of the Common Stock as reported on the NYSE.

	Fiscal 2008		Fiscal 2007
Quarter Ended	High	Low	High	Low
September 30	$ 20.95	$ 9.05	$ 65.83	$ 50.66
June 30	42.59	19.75	64.59	52.16
March 31	48.21	35.00	57.60	46.92
December 31	63.55	44.85	55.54	43.60

        Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.

        The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (“Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year Common Stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company.  The Company has chosen to use the Standard & Poor’s MidCap 400 market index as the broad-based index and the companies currently in the Standard Industry Classification Code 371 Index (motor vehicles and equipment) (the “SIC Code 371 Index”) as a more specific comparison.

        The comparisons assume that $100 was invested on September 30, 2003 in each of: our Common Stock, the SIC Code 371 Index and the Standard & Poor’s MidCap 400 market index. The total return assumes reinvestment of dividends and is adjusted for stock splits. The fiscal 2008 return listed in the charts below is based on closing prices per share on September 30, 2008. On that date, the closing price for the Company’s Common Stock was $13.16.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Oshkosh Corporation, The S&P Midcap 400 Index
and SIC Code 371 Index

$350
$300
$250
$200
$150
$100
$50
$0
2003
2004
2005
2006
2007
2008
Oshkosh Corporation
S&P Midcap 400 market index
SIC Code 371 Index

*$100 invested on September 30, 2003 in stock or index-including reinvestment of dividends.

Fiscal year ended September 30,	2003	2004	2005	2006	2007	2008
Oshkosh Corporation	$ 100.00	$ 144.78	$ 220.33	$ 259.55	$ 321.07	$ 69.06
S&P Midcap 400 market index	$ 100.00	$ 117.55	$ 143.60	$ 153.02	$ 181.73	$ 151.42
SIC Code 371 Index	$ 100.00	$ 121.61	$ 106.29	$ 109.97	$ 142.26	$ 80.85

ITEM 6.	SELECTED FINANCIAL DATA

Fiscal Year
(In millions, except per share amounts)	2008 (1)	2007 (3)	2006	2005 (4)(5)	2004 (4)(5)
Net sales	$7,138.3	$6,307.3	$3,427.4	$2,959.9	$2,262.3
Intangible asset impairment charges (1)	175.2	--	--	--	--
Operating income	406.3	590.3	325.9	267.2	180.4
Net income	79.3	268.1	205.5	160.2	112.8
Per share assuming dilution	1.06	3.58	2.76	2.18	1.57
Dividends per share:
Class A Common Stock (2)	--	--	--	0.0750	0.1250
Common Stock	0.4000	0.4000	0.3675	0.2213	0.1450
Total assets	6,081.5	6,399.8	2,110.9	1,718.3	1,452.4
Expenditures for property, plant and equipment	75.8	83.0	56.0	43.2	30.0
Depreciation	76.4	56.7	28.8	23.8	19.6
Amortization of purchased intangible assets,
deferred financing costs and stock-based
compensation	91.5	84.0	19.8	10.9	8.3
Net working capital	689.2	646.9	121.4	178.8	31.0
Long-term debt (including current maturities)	2,757.7	3,022.0	2.9	3.1	3.9
Shareholders’ equity	1,388.6	1,393.6	1,061.9	818.7	636.1
Book value per share	18.66	18.78	14.40	11.16	9.00
Backlog	2,353.8	3,177.8	1,914.3	1,944.1	1,551.0

(1)	In fiscal 2008, the Company recorded non-cash charges totaling $175.2 million pre-tax ($173.1 million after tax, or $2.31 per share) to record impairment of goodwill and non-amortizable intangible assets primarily related to Geesink.

(2)	In May 2005, a sufficient number of shareholders of unlisted Class A Common Stock converted their shares to New York Stock Exchange – listed Common Stock, on a share-for-share basis, which resulted in the remaining Class A shares automatically converting into shares of Common Stock on the same basis. As a result of this conversion to a single class of stock, shares of Common Stock that previously had limited voting rights now carry full voting rights.

(3)	On December 6, 2006, the Company acquired all of the issued and outstanding capital stock of JLG for $3.1 billion in cash. Amounts include acquisition costs and are net of cash acquired. Fiscal 2007 results included sales of $2.5 billion and operating income of $268.4 million related to JLG following its acquisition.

(4)	In fiscal 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of the Company’s stock-based compensation awards. Had SFAS No. 123(R) been in effect for the earliest period presented, results would have been as follows for fiscal 2005 and 2004, respectively: operating income — $263.7 million and $177.2 million; net income — $156.7 million and $109.6 million; net income per share assuming dilution — $2.13 and $1.52.

(5)	In fiscal 2005 and 2004, the Company recorded cumulative life-to-date adjustments to increase the overall margin percentage on the MTVR base contract by 2.5 and 2.1 percentage points, respectively, as a result of contract modifications and favorable cost performance compared to previous estimates. These changes in estimates, recorded as cumulative life-to-date adjustments, increased operating income, net income and net income per share by $24.7 million, $15.1 million and $0.21 in fiscal 2005 and $19.5 million, $12.3 million and $0.17 in fiscal 2004, respectively, including $23.1 million, $14.2 million and $0.20 in fiscal 2005 and $16.2 million, $10.2 million and $0.14 in fiscal 2004, respectively, relating to prior year revenues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company is a leading designer, manufacturer and marketer of a wide range of specialty vehicles and vehicle bodies, including access equipment, defense trucks, fire & emergency vehicles and concrete mixers and refuse collection vehicles. The Company is a leading global manufacturer of aerial work platforms under the “JLG” brand name. The Company is among the worldwide leaders in the manufacturing of telehandlers under the “JLG,” “SkyTrak” and “Lull” brand names. The Company manufactures defense trucks under the “Oshkosh” brand name and is the leading manufacturer of severe-duty heavy-payload tactical trucks for the DoD. Under the “Pierce” brand name, the Company is among the leading domestic manufacturers of fire apparatus assembled on both custom and commercial chassis. Under the “Jerr-Dan” brand name, the Company is a leading domestic manufacturer and marketer of towing and recovery equipment. Under the “BAI” brand name, the Company is a manufacturer and marketer of fire apparatus, aircraft rescue and firefighting vehicles and equipment to municipalities and airports in Italy and exports into Europe, the Middle East and Africa. The Company manufactures aircraft rescue and firefighting and airport snow removal vehicles under the “Oshkosh” brand name and ambulances under the “Medtec” brand name. The Company manufactures mobile medical trailers under the “Oshkosh Specialty Vehicles” and “SMIT” brand names. Under the “Frontline” brand name, the Company is a leading domestic manufacturer and marketer of broadcast vehicles. Under the “McNeilus,” “Oshkosh,” “London” and “CON-E-CO” brand names, the Company manufactures rear- and front-discharge concrete mixers and portable and stationary concrete batch plants. Under the “McNeilus,” “Geesink,” “Norba” and “Kiggen” brand names, the Company manufactures a wide range of automated, rear, front, side and top loading refuse collection vehicles and mobile and stationary refuse compactors and transfer systems. Under the “IMT” brand name, the Company is a leading domestic manufacturer of field service vehicles and truck-mounted cranes.

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

        Fire & emergency – custom and commercial firefighting vehicles and equipment, aircraft rescue and firefighting vehicles, snow removal vehicles, ambulances, wreckers, carriers and other emergency vehicles primarily sold to fire departments, airports, other governmental units and towing companies in the U.S. and abroad, mobile medical trailers sold to hospitals and third-party medical service providers in the U.S. and Europe and broadcast vehicles sold to broadcasters and TV stations in North America and abroad.

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

        All estimates referred to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company’s estimates as of November 3, 2008 when the Company conducted a conference call in connection with its announcement of its earnings for the fourth quarter and fiscal year ended September 30, 2008 and its outlook for fiscal 2009.

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

        During fiscal 2007, the Company acquired JLG for $3.1 billion, including transaction costs and the assumption of debt and net of cash acquired. JLG is a leading global manufacturer of access equipment based on gross revenues. The results of JLG’s operations are included in the consolidated results of the Company from the date of acquisition.

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

Executive Overview

        During fiscal 2008, the Company experienced sharp year-over-year swings in demand, commodity costs and foreign currency exchange rates that led to sharply higher sales, operating income and earnings per share in the first half of the fiscal year followed by sharp declines in operating income and earnings per share in the second half of the fiscal year. Early in the fiscal year, the Company enjoyed robust demand in Europe and other global markets at its higher-margin access equipment segment. For example, access equipment sales doubled in Europe, Africa and the Middle East in the second fiscal quarter. A weak U.S. dollar further enhanced segment margins in the first half of fiscal 2008. The strength in international access equipment more than offset weakness in other parts of the Company’s business that were facing weak demand in the U.S. At that time, most economists believed that Europe and the rest of the world could escape the U.S. economic downturn. Defense segment sales were also strong in the first half of the fiscal year and remained strong throughout the year.

        Beginning in the third fiscal quarter, conditions began to progressively deteriorate. First, steel and fuel costs began to escalate globally, which led to component cost escalation. Then in June 2008, access equipment orders fell sharply in Western Europe and the Company experienced unexpected order cancelations in that region as the weak U.S. economy spread to parts of Western Europe. A competitor reported experiencing a similar sudden slowdown in June 2008. These items, along with slower realization of the benefits of a facility rationalization plan, led the Company to change its view about its ability to turn around the profitability of Geesink, its European refuse collection vehicle business, to the extent and in the timeframe orginally anticipated because near term demand was likely to decline from previous expectations due to weakening economies and its contract manufacturing income from fabrications for JLG was likely to fall as access equipment demand in Europe was declining. These events led the Company to pre-announce a third fiscal quarter earnings shortfall on June 26, 2008 due primarily to weaker than expected access equipment sales and pre-tax charges totaling $175.2 million related to the impairment of intangible assets at Geesink. In the fourth fiscal quarter, the Company began to experience the brunt of the commodity cost escalation. Also, in the fourth quarter, access equipment demand softened further in Europe and domestically as the economic downturn intensified and the U.S. dollar began to strengthen, which together with the cost escalation, adversely impacted JLG operating results compared to both earlier in the fiscal year and to the prior year. Significant market share gains in the Company’s domestic fire apparatus and domestic refuse collection vehicle businesses mitigated the earnings shortfall in the second half of fiscal 2008.

        In October 2008, the financial crisis intensified, and the economic downturn experienced in the U.S. and Western Europe had spread to the rest of Europe and Asia. As the Company enters fiscal 2009, it expects to continue to face difficult conditions. In light of these conditions, the Company has been preparing to withstand weaker markets while continuing to drive initiatives to capitalize on the next economic upturn. In June 2008, as costs escalated and demand fell in access equipment, particularly in Western Europe, the Company began to review and reduce its cost structure and reduce production to match lower demand. In the fourth quarter of fiscal 2008, the Company reduced its workforce by approximately 10% and reduced discretionary spending in a manner the Company believes will yield more than $100 million in annual cost savings beginning in fiscal 2009. The Company also moved to increase its low cost country sourcing of materials. Production rate declines permitted the Company to reduce inventories by $241 million and debt by $202 million in the fourth quarter. In October and early November 2008, the Company developed plans to further reduce its workforce by approximately 4% and began to work with suppliers to roll back some of the fiscal 2008 cost increases now that steel and fuel costs have declined somewhat. The Company has continued its strong focus on working capital reduction. The Company expects to reduce its debt by $200 — $250 million in its first quarter of fiscal 2009 and has targeted $500 million or more of aggregate debt reduction in fiscal 2009. The Company expects to continue these actions as necessary in fiscal 2009 to respond to global changes in demand.

        In fiscal 2009, the Company expects higher defense sales, due to recent high defense budgets and supplemental bills, and higher fire apparatus and domestic refuse collection vehicle sales, due to market share gains, to provide a foundation for the Company’s financial performance in fiscal 2009. The Company further believes that, with its leading market positions, recent FHTV contract award, strong innovation and aftermarket support and projected cash generation, the Company will be favorably positioned to capitalize on the next economic upturn in the U.S. and globally.

        As discussed in Part I, Item 1A, “Risk Factors” section of this Annual Report on Form 10-K, the Company’s markets are highly cyclical and the Company has experienced declines in several of its markets over the last 18 months. Based on the Company’s current outlook, there are scenarios under which the Company could fall out of compliance with the financial covenants contained in its credit agreement. However, the Company is proceeding with a plan with the objective of avoiding the need to amend the credit agreement by maintaining compliance with its financial covenants or at least delay seeking an amendment to mitigate any financial impact. The plan involves targeting $500 million or more of debt reduction in fiscal 2009 and maintaining strong fiscal management. If the Company is not successful in delivering the higher end of its earnings per share estimate range for fiscal 2009 and timely debt reduction of $500 million or more, then the Company will need to request an amendment to its credit agreement. In the event that the Company would need to amend its credit agreement, the Company would likely incur substantial up front fees and significantly higher interest costs than reflected in the Company’s earnings per share estimate range for fiscal 2009 and other terms in the amendment would likely be significantly less favorable than those in the Company’s current credit agreement. The Company believes, based on discussions with its lead banks, that an amendment could be obtained if ultimately necessary, but no assurance can be given that this will remain the case at such time that the Company may request such an amendment. The Company believes that it has adequate liquidity to operate its business.

        Details of the Company’s financial performance in fiscal 2008 compared to fiscal 2007 and its expectations for its financial performance in fiscal 2009 compared to fiscal 2008 follow:

	Percentage Increase (Decrease) vs. Prior Year
	Fiscal 2008	Fiscal 2009 Estimate(1)
Sales	13.2%	(6.1)% - (11.7)%
Operating income	(31.2)%	(1.5)% - (13.9)%
Net income	(70.4)%	56.5% - 94.3%
Earnings per share assuming dilution	(70.4)%	55.7% - 93.4%
(1) Company estimates as of November 3, 2008.

        Consolidated net sales were $7.1 billion in fiscal 2008, an increase of 13.2% over fiscal 2007. The inclusion of JLG in the results for the entire fiscal year in 2008 as compared to only ten months in fiscal 2007, strong access equipment sales in Europe, significantly higher defense sales and favorable foreign currency exchange rates drove the increase in consolidated net sales.

        While revenue grew during fiscal 2008, operating income declined $184.0 million, or 31.2%, from the prior year to $406.3 million and earnings per share fell to $1.06, or 70.4%, from fiscal 2007. The lower operating results in fiscal 2008 were largely driven by the $175.2 million pre-tax, non-cash impairment charges the Company recorded during the third quarter for the impairment of goodwill and other indefinite-lived intangible assets at Geesink. Lower operating performance for certain operating units, including Geesink, within the commercial and fire & emergency segments as a result of lower sales combined with higher corporate costs also contributed to the significantly lower earnings during fiscal 2008.

        Access equipment experienced solid sales growth outside of North America through the third fiscal quarter, until economies in Western Europe began to slow, causing a sharp and sudden slowdown in order activity in certain Western European markets in June 2008. Access equipment sales increased 21.5% in fiscal 2008 primarily driven by the inclusion of JLG’s results for the entire twelve month period in fiscal 2008 versus only ten months of ownership in the prior year period and higher international demand, partially offset by lower demand in the U.S. Access equipment segment operating income was $360.1 million, or 11.7% of sales, in fiscal 2008 compared to $268.4 million, or 10.6% of sales, in fiscal 2007. Operating income margins in fiscal 2008 benefited from favorable foreign currency exchange rates and a favorable product and customer mix.

        Since the onset of Operation Iraqi Freedom in 2003, the Company’s defense segment has benefited substantially from increasing DoD requirements for new trucks, parts, service, armoring and remanufacturing of the Company’s defense vehicles operated in Iraq. During fiscal 2008, the Company’s defense segment increased production of new and remanufactured trucks to meet the requirements of its largest customer, the DoD, in its mission to successfully complete Operation Iraqi Freedom. As a result, defense segment sales rose 33.6% in fiscal 2008, while sales of new and remanufactured trucks increased over 30% and parts and service sales increased nearly 40% in fiscal 2008 as compared to the prior year. Due to a higher mix of lower-margin truck sales, lower negotiated margins on the FHTV contract and inefficiencies on the start-up of a contract, operating margin declined from 17.3% of sales in the prior year to 14.0% of sales in fiscal 2008. As a result, operating income for the defense segment only increased 8.2% for fiscal 2008 compared to the prior year.

        The Company’s fire & emergency segment experienced sales growth of 4.4% in fiscal 2008 compared to fiscal 2007, but operating income declined 12.6%. The increase in sales reflected higher domestic fire apparatus sales as a result of continued market share gains and higher airport products sales due to international sales growth, offset in part by weaker demand for towing equipment as well as mobile medical trailers and broadcast vehicles. The decrease in operating income for fiscal 2008 was the result of softness in the towing equipment markets as well an operating loss at OSV, the Company’s domestic mobile medical trailer and broadcast vehicle business.

        Sales in the Company’s commercial segment decreased 16.9% in fiscal 2008. The decrease in sales was largely attributable to recessionary declines in concrete placement product sales as a result of lower U.S. residential construction and lower demand subsequent to the pre-buy ahead of the January 2007 diesel engine emissions standards changes in the U.S. Sales at the Company’s European refuse collection vehicle business were up 27.7% in fiscal 2008 as compared to the prior year due largely to stronger demand in The Netherlands and favorable foreign currency exchange rates.

        The Company’s commercial segment incurred an operating loss of $204.0 million in fiscal 2008 compared to operating income of $57.7 million in the prior year. The operating loss was related to losses at Geesink and a decrease in domestic concrete placement product sales. Geesink sustained an operating loss of $212.3 million in fiscal 2008 compared with an operating loss of $19.3 million in fiscal 2007. The increase in the operating loss was primarily due to non-cash charges for the impairment of intangible assets of $175.2 million, costs associated with the rationalization of manufacturing facilities, inefficiencies associated with the relocation and start-up of production of Norba-branded products in The Netherlands and increased material and warranty costs. In June 2008, it became evident that synergies related to Geesink’s facility rationalization program would be lower than expected and costs to execute the rationalization would be higher than anticipated. The resulting slower than expected and more difficult return to profitability of Geesink’s business, further escalation of raw material costs and a reduction in fabrication volume for the Company’s access equipment segment at Geesink’s Romania facility due to a slowdown in the European access equipment market led to the Company’s conclusion that the charges for impairment were required. With the assistance of a third-party valuation firm, the Company determined that Geesink goodwill and non-amortizable intangible assets were impaired and the Company recorded the non-cash impairment charges of $175.2 million in the third quarter of fiscal 2008. The Company expects to record improved results, albeit still a loss, at this business in fiscal 2009 as it continues to work to improve the operational efficiency of this business.

        The Company’s focus in fiscal 2009 will be on managing costs, generating cash flow and reducing debt. The financial credit crisis has created much uncertainty about near term future economic conditions and has made it more difficult to project results for fiscal 2009. The Company expects that current economic conditions will negatively impact a number of its businesses into or through all of fiscal 2009. The Company estimates that its sales will decrease to $6.3 — $6.7 billion and that its earnings per share will range between $1.65 and $2.05. The Company expects continued weakness in economies worldwide to significantly affect sales in the access equipment segment and concrete placement portion of its commercial segment in fiscal 2009, driving consolidated sales down from $7.1 billion in fiscal 2008. The Company expects that the decreases in sales in these two businesses will be partially offset by a strong increase in defense segment sales due to U.S. government requirements for new heavy-payload tactical vehicles. The Company expects consolidated operating income margins to be between 5% and 6% as a result of lower sales expectations, under absorption of fixed costs and increases in the costs of raw materials in the access equipment segment, offset in part by the expected return to profitability of the Company’s commercial segment. See “Fiscal 2009 Outlook” for further details regarding the Company’s fiscal 2009 estimates.

Results of Operations

Consolidated Net Sales – Three Years Ended September 30, 2008

        The following table presents net sales (see definition of net sales contained in Note 2 of the Notes to Consolidated Financial Statements) by business segment (in millions):

	Fiscal Year Ended September 30,
Net sales	2008	2007	2006
Access equipment	$3,085.9	$2,539.5	$--
Defense	1,891.9	1,416.5	1,317.2
Fire & emergency	1,192.8	1,142.2	961.5
Commercial	1,037.0	1,248.3	1,190.3
Intersegment eliminations	(69.3)	(39.2)	(41.6)

Consolidated	$7,138.3	$6,307.3	$3,427.4

        The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
Net sales	2008	2007	2006
United States	$4,997.2	$4,745.5	$2,820.6
Other North America	180.6	212.8	76.3
Europe, Africa and the Middle East	1,544.1	1,083.7	431.8
Rest of the World	416.4	265.3	98.7

Consolidated	$7,138.3	$6,307.3	$3,427.4

Fiscal 2008 Compared to Fiscal 2007

        Consolidated net sales increased 13.2% to $7.14 billion in fiscal 2008 compared to fiscal 2007. The inclusion of JLG in the results for the entire fiscal year in 2008 as compared to only ten months in fiscal 2007, strong access equipment sales in Europe, significantly higher defense sales and favorable foreign currency exchange rates drove the increase in consolidated net sales.

        Access equipment net sales increased 21.5% to $3.09 billion in fiscal 2008 compared to fiscal 2007. The increase was driven by the inclusion of JLG sales for the entire year compared to the Company’s ownership for ten months in the prior year period and significantly stronger demand for aerial work platforms outside North America. Favorable foreign currency exchange rates also increased sales by $130.0 million. These increases were offset in part by lower demand in North America in fiscal 2008 compared to the prior year as a result of slowing non-residential construction markets. Access equipment sales in the prior year represented sales of JLG from December 6, 2006, the date of acquisition, through the end of the fiscal year.

        Defense segment net sales increased 33.6% to $1.89 billion in fiscal 2008 compared to fiscal 2007. The increase was attributable to an increase in sales of new and remanufactured trucks, as well as higher parts and service sales. Sales of new and remanufactured trucks were up 32.3% versus the prior year as an increase in sales of new and remanufactured heavy-payload trucks was partially offset by a decrease in medium-payload truck sales and international truck sales. Parts and service sales increased nearly 40% in fiscal 2008 on significantly higher armor kit shipments and service work.

        Fire & emergency segment net sales increased 4.4% to $1.19 billion in fiscal 2008 compared to fiscal 2007. The increase in sales reflected higher domestic fire apparatus sales as a result of continued market share gains and higher airport product sales, due partially to higher international sales, offset in part by weaker demand for towing equipment as well as mobile medical trailers and broadcast vehicles. The towing equipment vehicle market was negatively impacted by lower demand as a result of rising fuel prices and uncertainty in the U.S. economy. A reduction in medical reimbursement rates by the U.S. government to providers of mobile medical imaging services had a negative effect on sales of mobile medical trailers, and during the first half of fiscal 2008, a writers’ strike reducing television networks’ advertising revenues negatively impacted the broadcast vehicle market.

        Commercial segment net sales decreased 16.9% to $1.04 billion in fiscal 2008 compared to fiscal 2007. The decrease was largely the result of lower domestic concrete placement product sales in fiscal 2008 compared to fiscal 2007 due to a slowdown in U.S. residential construction and low volume subsequent to the pre-buy ahead of the January 2007 diesel engine emissions standards changes, offset in part by an increase in European refuse collection vehicle sales. European refuse collection vehicle sales were up 27.7% in fiscal 2008 compared to fiscal 2007 due to higher demand in The Netherlands. Favorable foreign currency exchange rates also increased reported sales by $25.5 million.

Fiscal 2007 Compared to Fiscal 2006

        Consolidated net sales increased $2.88 billion, or 84.0%, to $6.31 billion in fiscal 2007 compared to fiscal 2006. Net sales increased in all segments. The acquisitions of OSV, IMT and JLG contributed $2.73 billion of the sales increase in fiscal 2007.

        Access equipment net sales were $2.54 billion in fiscal 2007. Access equipment sales represent sales of JLG from December 6, 2006, the date of its acquisition, through the end of the fiscal year. After the date of acquisition in fiscal 2007, JLG experienced strong demand in Europe and Asia for all products and in North America for aerial work platforms. The segment also benefited from the start-up of production of Caterpillar-branded telehandlers. The segment experienced softer demand for its traditional telehandlers in North America as a result of a slowdown in residential construction.

        Defense segment net sales increased 7.5% to $1.42 billion in fiscal 2007 compared to fiscal 2006. The increase compared to the prior year was attributable to an increase in sales of new and remanufactured trucks, offset by sharply lower parts and service sales. Sales of medium-payload tactical vehicles to the DoD in fiscal 2007 more than offset a decrease in international truck sales due to the completion of the U.K. Wheeled Tanker contract in the first quarter of fiscal 2007. The sharp decrease in parts and service sales resulted from the completion of several nonrecurring, large armor and armor installation projects in fiscal 2006.

        Fire & emergency segment net sales increased 18.8% to $1.14 billion in fiscal 2007 compared to fiscal 2006. The acquisition of OSV added sales of $101.7 million in fiscal 2007. Sales rose 8.4% for other businesses in the segment, reflecting higher sales for all domestic business units, most notably fire apparatus and towing products. The increase in domestic fire apparatus sales reflected higher demand for chassis with engines purchased in advance of diesel engine emissions standards changes effective January 1, 2007, increased pricing and some market share gains. The increase in towing product sales reflected a higher mix of package sales, which include both a wrecker unit and a purchased chassis.

        Commercial segment net sales increased 4.9% to $1.25 billion in fiscal 2007 compared to fiscal 2006 due to the addition of IMT for the full year and higher domestic refuse collection vehicle sales. The acquisition of IMT added net sales of $85.8 million in fiscal 2007. Domestic refuse collection vehicle sales were 23.9% higher in fiscal 2007 due to an increase in shipments to large U.S. commercial waste haulers and municipalities. A 10.2% decrease of concrete placement product sales in fiscal 2007 as compared to fiscal 2006, largely due to lower domestic concrete mixer volume subsequent to the January 1, 2007 changes to diesel engine emissions standards and a slowdown in residential construction, partially offset the increase in sales of refuse collection vehicles. European refuse collection vehicle sales were also down 9.2% in fiscal 2007 as compared to fiscal 2006 due to soft demand for the Company’s products in the United Kingdom, the lack of available chassis for mounting refuse collection vehicles in France during the first half of the fiscal year and some market share losses.

Consolidated Operating Income – Three Years Ended September 30, 2008

        The following table presents operating income by business segment (in millions):

	Fiscal Year Ended September 30,
Operating income (expense):	2008	2007	2006
Access equipment	$360.1	$268.4	$--
Defense	265.2	245.0	242.2
Fire & emergency	93.9	107.5	90.0
Commercial	(204.0)	57.7	66.2
Corporate and other	(108.9)	(88.3)	(72.5)

Consolidated	$406.3	$590.3	$325.9

Fiscal 2008 Compared to Fiscal 2007

        Consolidated operating income declined 31.2% to $406.3 million, or 5.7% of sales, in fiscal 2008 compared to $590.3 million, or 9.4% of sales, in fiscal 2007. Operating income declined in fiscal 2008 principally due to non-cash intangible asset impairment charges recorded in the third quarter of $175.2 million related to Geesink.

        Access equipment segment operating income increased 34.1% to $360.1 million, or 11.7% of sales, in fiscal 2008 compared to $268.4 million, or 10.6% of sales, in fiscal 2007. Operating income margins in the prior year were negatively affected by the timing of the JLG acquisition just prior to JLG’s seasonal holiday shut-down and charges of $14.0 million related to the revaluation of inventory at the acquisition date of JLG. In addition, operating income for fiscal 2008 benefited from favorable foreign currency exchange rates and a favorable product and customer mix.

        Defense segment operating income increased 8.2% to $265.2 million, or 14.0% of sales, in fiscal 2008 compared to $245.0 million, or 17.3% of sales, in fiscal 2007. The decrease in operating income as a percentage of sales during fiscal 2008 reflected a higher mix of lower-margin truck sales, lower negotiated margins on the FHTV contract and inefficiencies on the start-up of a contract, offset in part by the reduction of a warranty reserve upon the expiration of a systemic warranty.

        Fire & emergency segment operating income decreased 12.6% to $93.9 million, or 7.9% of sales, in fiscal 2008 compared to $107.5 million, or 9.4% of sales, in fiscal 2007. The decrease in both operating income and operating income margin was the result of softness in the towing equipment market and adverse product mix as well as operating losses at OSV, the Company’s domestic mobile medical trailer and broadcast vehicle business.

        The commercial segment incurred an operating loss of $204.0 million, or 19.7% of sales, in fiscal 2008 compared to operating income of $57.7 million, or 4.6% of sales, in fiscal 2007. The operating loss for fiscal 2008 included $175.2 million in non-cash charges related to the impairment of intangible assets at Geesink. Operating income performance was also negatively impacted by other operating losses at Geesink and significantly lower domestic concrete mixer sales as a result of a slowdown in the U.S. residential construction market combined with lower unit volumes subsequent to the pre-buy ahead of the January 2007 diesel engine emissions standards changes. Geesink sustained an operating loss of $212.3 million in fiscal 2008 compared to an operating loss of $19.3 million in fiscal 2007. In addition to the $175.2 million of non-cash charges for the impairment of intangible assets, the increase in the operating loss related to costs associated with the rationalization of manufacturing facilities, inefficiencies associated with the relocation and start-up of production of Norba-branded products in The Netherlands and increased material and warranty costs.

        Corporate operating expenses and inter-segment profit eliminations increased $20.6 million to $108.9 million, or 1.5% of consolidated sales, in fiscal 2008 compared to $88.3 million, or 1.4% of consolidated sales, in fiscal 2007. The increase was largely due to higher personnel costs and additional information technology spending to support the Company’s growth objectives and the reduction of litigation expense reserves in the prior year period.

        Consolidated selling, general and administrative expenses increased 19.2% to $532.5 million, or 7.5% of sales, in fiscal 2008 compared to $446.6 million, or 7.1% of sales, in the prior year due largely to inclusion of JLG for a full twelve months in fiscal 2008. Consolidated selling, general and administrative expenses as a percentage of sales increased largely due to increased corporate expenses.

Fiscal 2007 Compared to Fiscal 2006

        Consolidated operating income increased 81.1% to $590.3 million, or 9.4% of sales, in fiscal 2007 compared to $325.9 million, or 9.5% of sales, in fiscal 2006. The acquisitions of OSV, IMT and JLG contributed $287.7 million of the operating income increase in fiscal 2007. The slight decrease in operating income as a percentage of sales was generally due to lower margins in the Company’s defense and commercial segments.

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

        Commercial segment operating income decreased 12.9% to $57.7 million, or 4.6% of sales, in fiscal 2007 compared to operating income of $66.2 million, or 5.6% of sales, in fiscal 2006. The acquisition of IMT added $11.2 million of operating income in fiscal 2006. Operating income for the other businesses in the segment fell 30.6% in fiscal 2007 compared to fiscal 2006 due to a $19.3 million operating loss sustained at the Company’s European refuse collection vehicle operations versus operating income of $2.9 million in fiscal 2006. The operating loss at the Company’s European refuse collection vehicle operations in fiscal 2007 resulted primarily from lower unit volumes, increased warranty provisions and charges totaling $9.7 million in connection with a reduction in its European refuse collection vehicle business salaried and hourly workforce, the closure of an underutilized facility and other adjustments related to a plan to turn around this business.

        Corporate operating expenses and inter-segment profit eliminations increased $15.8 million to $88.3 million, or 1.4% of sales, in fiscal 2007 compared to fiscal 2006 due to higher personnel costs, higher professional services fees and increased travel expenses, offset in part by lower acquisition investigation and related costs.

        Consolidated selling, general and administrative expenses increased 63.0% to $446.6 million, or 7.1% of sales, in fiscal 2007 compared to $274.0 million, or 8.0% of sales, in the prior year. Consolidated selling, general and administrative expenses as a percentage of sales decreased as a result of the leveraging of fixed costs over higher acquisition-related sales.

Non-Operating Income – Three Years Ended September 30, 2008

Fiscal 2008 Compared to Fiscal 2007

        Interest expense net of interest income increased $10.5 million to $205.0 million in fiscal 2008 compared to fiscal 2007, largely as a result of interest on borrowings incurred in connection with the JLG acquisition for a full year in fiscal 2008 compared to approximately ten months in the prior fiscal year.

        Other miscellaneous loss of $10.9 million in fiscal 2008 related primarily to net foreign currency transaction losses.

Fiscal 2007 Compared to Fiscal 2006

        Interest expense net of interest income increased $193.7 million to $194.5 million in fiscal 2007 compared to fiscal 2006, largely as a result of borrowings incurred in connection with the JLG acquisition.

        Other miscellaneous loss of $0.1 million in fiscal 2007 related primarily to net foreign currency transaction losses.

Provision for Income Taxes – Three Years Ended September 30, 2008

Fiscal 2008 Compared to Fiscal 2007

        The effective income tax rate for fiscal 2008 was 62.0% compared to 34.2% in fiscal 2007. The increase in the effective tax rate resulted primarily from the impairment of non-deductible Geesink goodwill, which caused the effective tax rate to increase by 30.8 percentage points. The fiscal 2008 effective tax rate was positively impacted by a European tax incentive which benefited the effective rate by 11.0 percentage points offset in part by a valuation allowance on tax net operating losses, primarily in The Netherlands, of 5.1 percentage points.

Fiscal 2007 Compared to Fiscal 2006

        The effective income tax rate for fiscal 2007 was 34.2% compared to 37.3% in fiscal 2006. The rate decrease related to the impacts of the JLG acquisition, a favorable tax audit settlement, a favorable European tax ruling and the re-instatement of the federal research and development tax credit.

Equity in Earnings of Unconsolidated Affiliates – Three Years Ended September 30, 2008

Fiscal 2008 Compared to Fiscal 2007

        Equity in earnings of unconsolidated affiliates, net of income taxes, of $6.3 million in fiscal 2008 and $7.3 million in fiscal 2007 primarily represent the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

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

Liquidity and Capital Resources

The Company’s capitalization was as follows:

	September 30,
	2008	2007
Cash and cash equivalents	$88.2	$75.2
Total debt	2,774.0	3,057.1
Shareholders' equity	1,388.6	1,393.6
Total capitalization (debt plus equity)	4,162.6	4,450.7
Debt to total capitalization	66.6%	68.7%

        In addition to cash and cash equivalents of $88.2 million, the Company had $478.9 million of unused availability under the terms of its Revolving Credit Facility (as defined below) as of September 30, 2008. The Company’s primary cash requirements include working capital, capital expenditures, dividends, and interest and principal payments on indebtedness. The Company finances its activities primarily through operating cash flows and borrowings under its Revolving Credit Facility.

        The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate significantly, from quarter to quarter, due to changes in working capital requirements arising principally from seasonal fluctuations in sales, the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD.

        The Company’s ability to obtain debt financing at competitive risk-based interest rates is partly a function of its existing credit ratios as well as its current credit ratings. The Company’s credit ratings are reviewed regularly by major debt rating agencies such as Standard and Poor’s and Moody’s Investors Service. In September 2008, Standard & Poor’s Ratings Services lowered the Company long-term debt rating from BB to BB-, citing expectations for weaker future demand from its key markets. In May 2008, Moody’s Investors Service affirmed the Company’s corporate rating on the Company’s long-term debt as Ba3. A further downgrade in our credit rating could limit the Company’s access to public debt markets, could limit the institutions willing to provide credit facilities and could make any future credit facility amendment more costly and/or difficult to obtain.

        As discussed in Part I, Item 1A, “Risk Factors” section of this Annual Report on Form 10-K, the Company’s markets are highly cyclical and the Company has experienced declines in several of its markets over the last 18 months. Based on the Company’s current outlook, there are scenarios under which the Company could fall out of compliance with the financial covenants contained in its credit agreement. However, the Company is proceeding with a plan with the objective of avoiding the need to amend the credit agreement by maintaining compliance with its financial covenants or at least delay seeking an amendment to mitigate any financial impact. The plan involves targeting $500 million or more of debt reduction in fiscal 2009 and maintaining strong fiscal management. If the Company is not successful in delivering the higher end of its earnings per share estimate range for fiscal 2009 and timely debt reduction of $500 million or more, then the Company will need to request an amendment to its credit agreement. In the event that the Company would need to amend its credit agreement, the Company would likely incur substantial up front fees and significantly higher interest costs than reflected in the Company’s earnings per share estimate range for fiscal 2009 and other terms in the amendment would likely be significantly less favorable than those in the Company’s current credit agreement. The Company believes, based on discussions with its lead banks, that an amendment could be obtained if ultimately necessary, but no assurance can be given that this will remain the case at such time that the Company may request such an amendment. The Company believes that it has adequate liquidity to operate its business.

Operating Cash Flows

        The Company’s operating activities provided cash of $390.4 million in fiscal 2008 compared to $406.0 million in fiscal 2007. The reduction in cash flows from operations as compared to fiscal 2007 was largely the result of higher income tax payments of $55.9 million and value added tax (“VAT”) payments, offset in part by a decrease in operating working capital (which the Company defines as trade accounts receivable plus inventory less accounts payable and customer advances), which consumed $85.8 million less cash in fiscal 2008 versus the prior year. The Company incurred higher income tax payments in fiscal 2008 compared to fiscal 2007, primarily because the prior year period benefited from acquisition-related deductions.

        Cash generated (used) from changes in operating working capital were as follows:

	Fiscal Year Ended September 30,
	2008	2007
Receivables, net	$65.6	$(408.9)
Inventories, net	(38.7)	116.0
Accounts payable	15.6	137.8
Customer advances	(41.3)	70.5

Cash generated (used) from changes in operating working capital	$1.2	$(84.6)

        The increase in cash provided from changes in operating working capital in fiscal 2008 was primarily due to higher cash collections on receivables and longer payment terms for accounts payable, offset in part by additional inventory within the access equipment segment and the timing of performance-based payments in the Company’s defense segment. In fiscal 2007, the acquisition of JLG resulted in an increase in trade accounts receivable and inventory due to the timing of the JLG acquisition during a seasonally slow period. The access equipment segment had been producing inventory through June 2008 based on a combination of orders in backlog and a robust forecast of orders to be received. In June 2008, the access equipment segment experienced weaker than previously expected orders, a number of order cancellations and notices from several large customers that they would be significantly decreasing their purchases for the remainder of the calendar year, resulting in higher inventory levels at June 30, 2008 than previously planned. The Company has adjusted production within the access equipment segment to reflect the Company’s revised sales outlook. During fiscal 2007, the Company renewed a large defense contract and realized a performance-based payment of $122.4 million at the time of contract renewal. The Company did not conclude negotiations regarding the renewal of this contract until the first quarter of fiscal 2009, which delayed the initial performance-based payment under this contract.

Investing Cash Flows

        Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities in fiscal 2008 was $100.2 million compared to $3.23 billion in fiscal 2007, which included $3.14 billion of cash used for the acquisition of JLG in December 2006. Capital spending, excluding equipment held for rental, of $75.8 million in fiscal 2008 was relatively consistent with capital spending in fiscal 2007. Capital expenditures were made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information technology systems. In fiscal 2009, the Company expects capital spending to be approximately $60 million.

Financing Cash Flows

        Cash provided by financing activities consists primarily of proceeds from the issuance of long-term debt and cash used by financing activities consists primarily of repayments of indebtedness and payments of dividends to shareholders. Financing activities resulted in a net use of cash of $273.6 million during fiscal 2008 compared to cash provided from financing operations of $2.87 billion during fiscal 2007, which included $3.07 billion of cash provided by financing activities during fiscal 2007 related to borrowings used to finance the acquisition of JLG.

        The Company has a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions, which consists of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). The $500.0 million Term Loan A requires principal payments of $12.5 million, plus interest, due quarterly through September 2011, with a final principal payment of $262.5 million due December 6, 2011. The $2.6 billion Term Loan B requires principal payments of $6.5 million, plus interest, due quarterly through September 2013, with a final principal payment of $2,424.5 million due December 6, 2013. As a result of excess available cash, the Company prepaid its quarterly principal payments which were originally due in December 2008 and March 2009. In addition, the Company has paid all of the remaining quarterly principal payments on the Term Loan B, as well as $110.5 million of the final principal payment under the Term Loan B.

        The estimated future maturities under the Credit Agreement for the six fiscal years succeeding September 30, 2008 are as follows: 2009 — $25.0 million; 2010 — $50.0 million; 2011 — $50.0 million; 2012 — $262.5 million; 2013 — $0.0 million and 2014 — $2,314.0 million.

        Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5% or a bank’s “Prime Rate”) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted average interest rate on borrowings outstanding at September 30, 2008 was 4.58% and 4.32% for the Term Loans A and B, respectively.

        The Credit Agreement contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement also requires maintenance on a rolling four-quarter basis of a maximum leverage ratio (as defined in the credit agreement) of 4.75x for the fiscal quarter ending on September 30, 2008, reducing to 4.25x for the fiscal quarters ending on December 31, 2008 through September 30, 2009, and 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined in the credit agreement) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance with these covenants at September 30, 2008.

        To manage a portion of the Company’s interest rate risk, the Company entered into an amortizing interest rate swap agreement on January 11, 2007, which effectively fixed the interest payment of a portion of certain floating-rate debt instruments. The swap, which has a termination date of December 6, 2011, effectively fixed the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The notional amount of the swap at September 30, 2008 was $2.0 billion and reduces in varying amounts annually each December until the termination date. Under the terms of the swap agreement, the notional amount of the swap will decline to $1.25 billion in December 2008. Neither the Company nor the counterparty, which is a prominent financial institution, is required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults, but the Company has no knowledge of any risk of counterparty default as of the date of this filing.

        Refer to Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of September 30, 2008.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

        Following is a summary of the Company’s contractual obligations and payments due by period following September 30, 2008 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (including interest)	$3,724.3	$286.4	$486.3	$606.4	$2,345.2
Limited recourse debt(1)	3.9	3.9	--	--	--
Leases:
Capital	3.9	0.8	1.6	1.2	0.3
Operating	102.8	29.5	37.7	16.0	19.6
Purchase obligations(2)	800.2	797.9	2.3	--	--
Other long-term liabilities:
Uncertain tax positions(3)	2.0	2.0	--	--	--
Fair value of derivatives	44.3	26.6	17.3	0.4	--
Other	3.1	0.8	0.9	0.4	1.0

Total contractual obligations	$4,684.5	$1,147.9	$546.1	$624.4	$2,366.1

(1)	Limited recourse debt is the result of the sale of finance receivables through limited recourse monetization transactions.

(2)	The Company utilizes blanket purchase orders to communicate expected annual requirements to many of its suppliers or contractors. Requirements under blanket purchase orders generally do not become “firm” until four weeks prior to the Company’s scheduled unit production. The purchase obligations amount included above represents the value of commitments considered firm, plus the value of all outstanding subcontracts.

(3)	Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for the remaining uncertain tax liabilities. Therefore, $46.8 million of unrecognized tax benefits as of September 30, 2008 have been excluded from the Contractual Obligations table above. See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s unrecognized tax benefits as of September 30, 2008.

        The Company incurs contingent limited recourse liabilities with respect to customer financing activities in the access equipment segment. For additional information relative to guarantees, see Note 12 of the Notes to Consolidated Financial Statements.

        The following is a summary of the Company’s commercial commitments (in millions):

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Customer financing guarantees to third parties	$193.5	$82.1	$70.1	$20.0	$21.3
Standby letters of credit	23.9	12.5	11.0	0.4	--
Corporate guarantees	10.1	9.3	0.4	0.4	--

Total commercial commitments	$227.5	$103.9	$81.5	$20.8	$21.3

Certain Assumptions

        The expectations reflected in the forward-looking statements in this Annual Report on Form 10-K, in particular those with respect to projected sales, costs, earnings, capital expenditures, debt levels and cash flows, are based in part on certain assumptions made by the Company, some of which are referred to in, or as part of, the forward-looking statements. These assumptions include, without limitation, those relating to the Company’s estimates for the level of concrete placement activity, housing starts, non-residential construction spending and mortgage rates globally; the performance of the U.S. and European economies; the level of the Company’s borrowing costs and that the Company will not need to amend its credit agreement to maintain compliance with financial covenants; the Company’s spending on product development and bid and proposal activities with respect to defense truck procurement competitions and the outcome of such competitions; the Company’s ability to offset higher steel and raw material costs through decreases in other costs or product selling price increases; the Company’s expectations as to timing of receipt of sales orders and payments and execution and funding of defense contracts; the Company’s ability to achieve cost reductions and operating efficiencies across the Company; the Company’s ability to turn around its Geesink business; the Company’s ability to turn around the Oshkosh Specialty Vehicles business sufficiently to support its current valuation resulting in no impairment charges; that there will be no further impairments of the Company’s other long-lived assets; the Company’s estimates of the impact of changing fuel prices and credit availability on capital spending of towing operators; the Company’s estimates of the impact of changing Medicare reimbursement rates on capital spending of mobile medical providers; the anticipated level of production and margins associated with the FHTV contract, the Indefinite Demand/Indefinite Quantity truck remanufacturing contract, the LVSR contract and international defense truck contracts; the impact of rising costs under firm, fixed-priced contracts, including the FHTV and LVSR contracts; the Company’s estimates for capital expenditures of rental and construction companies for JLG’s products, of municipalities for fire & emergency and refuse collection vehicles, of airports for aircraft rescue and snow removal products and of large commercial waste haulers generally and with the Company; federal funding levels for U.S. Department of Homeland Security and spending by governmental entities on homeland security apparatus; the expected level of commercial “package” body and purchased chassis sales compared to “body only” sales; anticipated levels of capital expenditures by the Company; the Company’s estimates for costs relating to litigation, product warranty, product liability, insurance, stock options, performance share awards, bad debts and personnel; and the Company’s estimates for foreign currency exchange rates, working capital needs and effective income tax rates. The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to have been correct. Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results that the forward-looking statements contemplate.

Fiscal 2009 Outlook

        The Company estimates that fiscal 2009 consolidated net sales will range between $6.3 billion and $6.7 billion, a decrease from fiscal 2008 net sales of 6.1% to 11.7%. These estimates assume that worldwide equity and credit markets will stabilize in the next few months. If these markets do not stabilize, the Company would expect access equipment, commercial and, to a lesser extent, fire & emergency segment sales to be impacted by lower demand for their products and services. All comparisons are to the Company’s fiscal 2008 results.

        The Company expects access equipment segment sales in fiscal 2009 will decrease about 30%, plus or minus a couple percentage points. The decrease in sales reflects weak sales in North America and Europe as both residential and non-residential construction markets are expected to be weak, offset in part by an increase in demand for some smaller emerging markets and a modest increase in aftermarket sales.

        Based on additional funding provided for the Company’s truck programs in recently enacted federal spending bills intended to fund Operation Iraqi Freedom, the Company is projecting defense segment sales to grow 20% to 25% in fiscal 2009.

        The Company expects fire & emergency segment sales to be down 5% to 10% in fiscal 2009, as strength in domestic fire apparatus and airport product businesses is not expected to be sufficient to offset lower demand in the other businesses in the segment. The anticipated growth at the Company’s domestic fire apparatus business reflects market share gains as well as announced price increases.

        The Company estimates commercial segment sales to be flat to down 10% in fiscal 2009, due to continued weakness in residential and non-residential construction markets, offset in part by growth in refuse collection vehicle product sales. The Company does not expect to see any increase in demand for concrete placement vehicles in fiscal 2009 in advance of the diesel engine emissions standards changes effective January 2010.

        The Company is projecting consolidated operating income of between $350 million and $400 million in fiscal 2009, reflecting consolidated operating income margins of between 5% and 6%. The anticipated reduction in consolidated margin is primarily the result of lower margins in the Company’s access equipment and defense segments.

        The Company is projecting access equipment operating income margins to be down to 3.5% to 4.5% in fiscal 2009, reflecting under absorption of fixed costs as a result of the expected lower volumes, higher steel and component costs prior to the effective date of the sales price increase and unfavorable foreign currency exchange rates, offset in part by the benefit of the cost reduction activities taken in fiscal 2008. Defense segment operating income margins are projected to decrease 200 to 250 basis points in fiscal 2009, reflecting a higher percentage of sales under the lower margin FHTV and LVSR contracts. Fire & emergency segment margins are projected to be up approximately 100 to 150 basis points in fiscal 2009, reflecting the impact of recent cost reduction initiatives and improved sales mix among businesses within the segment. Commercial segment operating income margins are projected to be slightly better than break even in fiscal 2009 as a result of improved results at Geesink, as the majority of the facility rationalization costs were incurred in fiscal 2008, and the benefits of cost reduction initiatives in the segment’s domestic businesses.

        The Company estimates that corporate operating expenses and inter-segment profit eliminations will be flat to slightly down compared to fiscal 2008. This estimate reflects the benefits of the cost reduction initiatives, offset by additional estimated expense associated with a potential sale of receivables and general inflationary increases. The Company estimates that net interest and other expenses will be approximately $180 million in fiscal 2009 largely due to the expected repayment of additional debt incurred in connection with the JLG acquisition. If the Company is unsuccessful with its plan to avoid seeking an amendment of its credit agreement in fiscal 2009, the resulting amendment would likely involve substantial upfront fees and significantly higher interest costs than reflected in this $180 million estimate.

        The Company estimates that in fiscal 2009 its effective income tax rate will be approximately 33% as a result of a reduction in the European tax incentive offset by a reduction in unbenefited losses and the re-instatement in October 2008 of the research & development tax credit. The Company estimates that equity in earnings of unconsolidated affiliates will approximate $4.0 million.

        During fiscal 2009, the Company is targeting to reduce its outstanding debt by $500 million or more, resulting in debt of about $2.27 billion at September 30, 2009. The Company anticipates capital spending to approximate $60 million in fiscal 2009.

        These estimates result in the Company’s estimates of fiscal 2009 net income between $124 million and $154 million and earnings per share between $1.65 and $2.05, assuming that no amendment of its credit agreement is necessary in fiscal 2009.

Critical Accounting Policies

        The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements. The Company considers the following policies to be the most critical in understanding the judgments that are involved in the preparation of the Company’s consolidated financial statements and the uncertainties that could impact the Company’s financial condition, results of operations and cash flows.

        Revenue Recognition: The Company recognizes revenue on equipment and parts sales when contract terms are met, collectability is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. Revenue from service agreements is recognized as earned, when services have been rendered.

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

        Impairment of Long-Lived and Amortized Intangible Assets: The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives, whenever business conditions or events indicate that those assets may be impaired. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations.

        Impairment of Goodwill and Indefinite-Lived Intangible Assets: Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company performs its annual review at the beginning of the fourth quarter of each fiscal year.

        The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment or under certain circumstances, a component of an operating segment that constitutes a business. When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions.

        The Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the economic environment, a material negative change in relationships with significant customers, or strategic decisions made in response to economic and competitive conditions. See “Critical Accounting Estimates.”

        Guarantees of the Indebtedness of Others: The Company enters into agreements with finance companies whereby the Company will guarantee the indebtedness of third-party end-users to whom the finance company lends to purchase the Company’s equipment. In some instances, the Company retains an obligation to the finance companies in the event the customer defaults on the financing. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company recognizes the greater of the fair value of the guarantee or the contingent liability required by Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Reserves are established related to these guarantees based upon the Company’s understanding of the current financial position of the underlying customers and based on estimates and judgments made from information available at that time. If the Company becomes aware of deterioration in the financial condition of the customer/borrower or of any impairment of the customer/borrower’s ability to make payments, additional allowances are considered. Although the Company may be liable for the entire amount of a customer/borrower’s financial obligation under guarantees, its losses would generally be mitigated by the value of any underlying collateral including financed equipment, the finance company’s inability to provide clear title of foreclosed equipment to the Company, loss pools established in accordance with the agreements and other conditions. During periods of economic downturn, the value of the underlying collateral supporting these guarantees can decline sharply to further increase losses in the event of a customer/borrower’s default.

Critical Accounting Estimates

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

        Allowance for Doubtful Accounts: The allowance for doubtful accounts requires management to estimate a customer’s ability to satisfy its obligations. The estimate of the allowance for doubtful accounts is particularly critical in the Company’s access equipment segment where the majority of the Company’s trade receivables are recorded. The Company evaluates the collectability of receivables based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additional reserves are established based upon the Company’s perception of the quality of the current receivables, including the length of time the receivables are past due, past experience of collectability and underlying economic conditions. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

        Goodwill: In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions. The rate used to discount estimated cash flows is a rate corresponding to the Company’s cost of capital, adjusted for risk where appropriate, and is dependent upon interest rates at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner to cause an impairment of goodwill, which could have a material impact.

        During the fourth quarter of fiscal 2008, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally trade names) and concluded that no impairment had occurred. The Company’s common stock price declined significantly during fiscal 2008, and as a result the market capitalization of the Company was below the carrying value of the Company as of the goodwill impairment testing date. The Company does not believe that its market capitalization is indicative of the value of the Company’s reporting units because the current turmoil in the credit and financial markets is temporarily causing equity valuations to fall well below historical valuation parameters and because a control premium would be associated with the Company’s common stock. Subsequent to the Company’s annual impairment test, the price of the Company’s common stock has declined further. The Company believes that the long-term economic outlook of the Company’s business units is not materially different than assumed at the annual impairment analysis date.

        In February 2006, the DRA was signed into law. The DRA imposes caps on Medicare payment rates for certain imaging services, including MRI, PET and CT, furnished in physicians’ offices and other non-hospital based settings. Under the caps, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. The implementation of this law has had a significant effect on the financial condition and results of operations of OSV’s mobile medical customers in the U.S. During fiscal 2008, OSV incurred an operating loss as a result of the slowdown in mobile medical sales and a writers’ strike during the first half of the year which affected broadcast vehicles sales. In light of the slowdown in business, the Company is expanding in other markets in which OSV participates and is consolidating production in existing facilities. If the Company is unable to turn around the business, the Company may be required to record an impairment charge for OSV’s goodwill, and there could be other material adverse effects on the Company’s net sales, financial condition, profitability and/or cash flows.

        Guarantees of the Indebtedness of Others: The reserve for guarantees of the indebtedness of others requires management to estimate a customer’s ability to satisfy its obligations. The estimate is particularly critical in the Company’s access equipment segment where the majority of the Company’s guarantees are granted. The Company evaluates the reserve based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded in accordance with SFAS No. 5. In most cases, the financing company is required to provide clear title to the equipment under the financing program. The Company considers the residual value of the equipment to reduce the amount of exposure. Residual values are estimated based upon recent auctions, used equipment sales and an annual study performed by a third-party. Additional reserves, based upon historical loss percentages, are established at the time of sale of the equipment based upon the requirement of FIN 45. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

        Product Liability: Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business. A substantial portion of these claims and lawsuits involve the Company’s access equipment, concrete placement and domestic refuse collection vehicle businesses, while such lawsuits in the Company’s defense and fire & emergency businesses have historically been limited. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. Most insurance coverage includes self-insured retentions that vary by business segment and by year. As of September 30, 2008, the Company was generally self-insured for future claims up to $3.0 million per claim.

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

        The Company’s policy is to record a liability for the expected cost of warranty-related claims at the time of the sale. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring the Company’s obligations under the warranty plans. The Company believes that the warranty accounting estimate is a “critical accounting estimate” because changes in the warranty provision can materially affect net income; the estimate requires management to forecast estimated product usage levels by customers; in the case of new models, components or technology may be different, resulting in higher levels of warranty claims experience than with existing, mature products; and certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. The estimate for warranty obligations is a critical accounting estimate for each of the Company’s operating segments.

        Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. Over the past three fiscal years, the Company’s warranty cost as a percentage of sales has ranged from 0.91% of sales to 1.23% of sales. Warranty costs tend to be higher shortly after new product introductions, especially those introductions involving new technologies, when field warranty campaigns may be necessary to correct or retrofit certain items. Accordingly, the Company must make assumptions about the number and cost of anticipated field warranty campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of new features/components included in new product models.

        Each quarter, the Company reviews actual warranty claims experience to determine if there are any systemic defects that would require a field campaign. Also, based upon historical experience, warranty provision rates on new product introductions are established at higher than standard rates to reflect increased expected warranty costs associated with any new product introduction.

        At times, warranty issues can arise which are beyond the scope of the Company’s historical experience. If the estimate of warranty costs in fiscal 2008 increased or decreased by 50 basis points, the Company’s accrued warranty costs, costs of sales and operating income would each change by $35.7 million or 40.4%, 0.6% and 8.8%, respectively.

        Benefit Plans: The pension benefit obligation and related pension income are calculated in accordance with SFAS No. 87, “Employer’s Accounting for Pensions”, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations at September 30, 2008 used a weighted average discount rate of 6.00% and an expected rate of return on plan assets of 7.75%. A 0.5% decrease in the discount rate would increase annual pension expense by $2.2 million. A 0.5% decrease in the expected return on plan assets would increase the Company’s annual pension expense by $0.8 million.

        The Company’s other postretirement benefits obligation and related expense are calculated in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and are impacted by certain actuarial assumptions, including health care trend rates. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $3.7 million and would increase the annual service and interest cost by $0.6 million. A corresponding decrease of one percentage point would decrease the accumulated postretirement benefit by $3.3 million and decrease the annual service and interest cost by $0.5 million.

        The Company’s benefit plan assumptions are determined by using a benchmark approach as well as currently available actuarial data.

        Income Taxes: The Company records deferred income tax assets and liabilities for differences between the book basis and tax basis of the related net assets. The Company records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount management expects to realize. Management considers, as applicable, the amount of taxable income available in carryback years, future taxable income and potential tax planning strategies in assessing the need for a valuation allowance. The Company will require future taxable income in The Netherlands in order to fully realize the net deferred tax asset in that jurisdiction. At September 30, 2008, the Company had established a valuation allowance to reserve for the net deferred tax asset related to all tax loss carryforwards in The Netherlands.

        The Company records liabilities for uncertain income tax positions in accordance with FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” On October 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition, where the Company evaluates whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts, circumstances, and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of September 30, 2008, the Company had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $48.8 million.

New Accounting Standards

        Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

Customers and Backlog

        Sales to the U.S. government comprised approximately 29% of the Company’s net sales in fiscal 2008. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog as of September 30, 2008 decreased 25.9% to $2,353.8 million compared to $3,177.8 million at September 30, 2007. The access equipment segment backlog decreased 61.4% to $330.0 million at September 30, 2008 compared to $854.1 million at September 30, 2007 as a result of weakening markets in Europe and a weaker U.S. economy in addition to the timing of orders that were placed in the prior year when there were capacity constraints in the industry. The defense segment backlog decreased 22.9% to $1,199.2 million at September 30, 2008 compared to $1,554.8 million at September 30, 2007. The Company did not complete negotiations of its current FHTV contract with the DoD until October 31, 2008, which negatively impacted the timing of orders from the DoD. Fire & emergency segment backlog increased 9.6% to $633.2 million at September 30, 2008 compared to $577.5 million at September 30, 2007 due to strong order volume for domestic fire apparatus. Commercial segment backlog at September 30, 2008 was $191.4 million, which was flat with September 30, 2007 backlog. Unit backlog for refuse collection vehicles was up 105.7% domestically compared to September 30, 2007 as customers continued to update their fleets. Unit backlogs for front-discharge and rear-discharge concrete mixers were down 38.2% and 18.4%, respectively, compared to September 30, 2007 on continued weak construction markets in the U.S. Unit backlog for refuse collection vehicles was down 6.6% in Europe. Approximately 2.6% of the Company’s September 30, 2008 backlog is not expected to be filled in fiscal 2009.

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

Financial Market Risk

        The Company is exposed to market risk from changes in interest rates, certain commodity prices and foreign currency exchange rates. To reduce the risk from changes in foreign currency exchange and interest rates, the Company selectively uses financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for speculative purposes.

Interest Rate Risk

        The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market interest rates. The Company, as needed, uses interest rate swaps to modify its exposure to interest rate movements. In January 2007, the Company entered into an interest rate swap to reduce the risk of interest rate changes associated with the Company’s variable rate debt issued to finance the acquisition of JLG. The swap effectively fixes the variable portion of the interest rate on debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The notional amount of the swap at September 30, 2008 was $2.0 billion and reduces in varying amounts annually each December until its termination on December 6, 2011. Under the terms of the swap agreement, the notional amount of the swap will decline to $1.25 billion in December 2008.

        The portion of the Company’s interest expense not effectively fixed in the interest rate swap remains sensitive to changes in the interest rates in the U.S. and off-shore markets. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its Credit Agreement. A 100 basis point increase or decrease in the average cost of the Company’s variable rate debt, including outstanding swaps, would result in a change in forecasted fiscal 2009 pre-tax interest expense of approximately $13.7 million. These amounts are determined on an annual basis by considering the impact of the hypothetical interest rates on average forecasted borrowings during fiscal 2009, after consideration of the interest rate swap, but do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.

	Expected maturity date
	September 30,
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Variable rate ($US)	$25.0	$50.0	$50.0	$262.5	$--	$2,314.0	$2,701.5	$2,337.1
Average interest rate	4.5800%	4.9291%	5.6738%	5.9391%	--	6.3500%	6.2549%
Interest Rate Derivatives
Interest rate swaps:
Variable to fixed ($US)	$26.7	$14.1	$3.2	$0.4	$--	$--	$44.4	$44.4
Average pay rate	5.1050%	5.1050%	5.1050%	5.1050%	--	--	5.1050%
Average receive rate	3.0423%	3.4291%	4.1738%	4.4391%	--	--	3.3514%

Commodity Price Risk

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

        The Company generally obtains firm quotations from its suppliers for a significant portion of its orders under firm, fixed-price contracts in its defense segment. In the Company’s access equipment, fire & emergency and commercial segments, the Company generally attempts to obtain firm pricing from most of its suppliers, consistent with backlog requirements and/or forecasted annual sales. To the extent that commodity prices increase and the Company does not have firm pricing from its suppliers, or its suppliers are not able to honor such prices, then the Company may experience margin declines to the extent it is not able to increase selling prices of its products.

Foreign Currency Risk

        The Company’s operations consist of manufacturing in the U.S., Belgium, Canada, The Netherlands, Italy, Sweden, France, Australia, Germany, Romania and the United Kingdom and sales and limited vehicle body mounting activities on six continents. International sales were approximately 30% of overall net sales in fiscal 2008, including approximately 17% that involved export sales from the U.S. The majority of export sales in fiscal 2008 were denominated in U.S. dollars. As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies in which certain of the Company’s transactions in foreign markets are denominated. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the euro and the U.K. pound sterling, changes between the U.S. dollar and the Australian dollar and changes between the U.S. dollar and the Brazilian real. Through the Company’s foreign currency hedging activities, the Company seeks to minimize the risk that cash flows resulting from the sales of the Company’s products will be affected by changes in exchange rates.

        The Company enters into certain forward foreign currency exchange contracts to mitigate the Company’s foreign currency exchange risk. These contracts qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; however, the Company has not designated all of these instruments as hedge transactions under SFAS No. 133. Accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings along with the offsetting foreign currency transaction gain/loss recognized on the related balance sheet exposure. At September 30, 2008, the Company was managing $385.7 million (notional) of foreign currency contracts, all of which were not designated as accounting hedges and all of which settle within 60 days.

        The following table quantifies outstanding forward foreign exchange contracts intended to hedge non-U.S. dollar denominated cash, receivables and payables and the corresponding impact on the value of these instruments assuming a 10% appreciation/depreciation of the U.S. dollar relative to all other currencies on September 30, 2008 (in millions):

				Foreign Exchange Gain/(Loss) From:
	Notional Amount	Average Contractual Exchange Rate	Fair Value	10% Appreciation of U.S. Dollar	10% Depreciation of U.S. Dollar
Sell Euro / Buy USD	$214.1	1.4655	$2.0	$15.4	$(15.5)
Sell AUD / Buy USD	9.9	0.8283	0.3	0.9	(0.9)
Sell USD / Buy GBP	8.4	1.8372	(0.1)	(0.8)	0.8
Sell RON / Buy USD	11.6	0.3920	(0.4)	1.2	(1.2)
Sell GBP / Buy Euro	56.6	1.2568	0.2	--	--
Sell PLN / Buy Euro	13.2	0.2970	0.1	--	--
Sell RON / Buy Euro	59.9	0.2731	(2.1)	--	--
Sell Euro / Buy SEK	9.2	0.1031	0.1	--	--
Sell DKK / Buy SEK	2.8	0.7647	--	--	--

        As previously noted, the Company’s policy prohibits the trading of financial instruments for speculative purposes or the use of leveraged instruments. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying receivables and payables.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Oshkosh Corporation
Oshkosh, Wisconsin

We have audited the accompanying consolidated balance sheets of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of the Company at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 2 to the Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of Financial Accounting Standards Statement No. 109, on October 1, 2007, and Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Plans, on September 30, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 11, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
November 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Oshkosh Corporation
Oshkosh, Wisconsin

We have audited the internal control over financial reporting of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report (Management’s Report on Internal Control over Financial Reporting). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2008, of the Company and our report dated November 11, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/S/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
November 11, 2008

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Fiscal Year Ended September 30,
	2008	2007	2006
Net sales	$7,138.3	$6,307.3	$3,427.4
Cost of sales	5,955.0	5,204.5	2,819.1

Gross income	1,183.3	1,102.8	608.3
Operating expenses:
Selling, general and administrative	532.5	446.6	274.0
Amortization of purchased intangibles	69.3	65.9	8.4
Intangible assets impairment charges	175.2	--	--

Total operating expenses	777.0	512.5	282.4

Operating income	406.3	590.3	325.9
Other income (expense):
Interest expense	(212.4)	(200.8)	(7.4)
Interest income	7.4	6.3	6.6
Miscellaneous, net	(10.9)	(0.1)	(0.2)

	(215.9)	(194.6)	(1.0)

Income before provision for income taxes,
equity in earnings of unconsolidated affiliates
and minority interest	190.4	395.7	324.9
Provision for income taxes	118.1	135.2	121.2

Income before equity in earnings of unconsolidated
affiliates and minority interest	72.3	260.5	203.7
Equity in earnings of unconsolidated affiliates, net
of income taxes of $2.7, $3.1 and $1.4	6.3	7.3	2.3
Minority interest, net of income taxes of $0.1, $0.1 and $(0.2)	0.7	0.3	(0.5)

Net Income	$79.3	$268.1	$205.5

Earnings per share:
Basic	$1.07	$3.64	$2.81
Diluted	1.06	3.58	2.76

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	September 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$88.2	$75.2
Receivables, net	997.8	1,076.2
Inventories, net	941.6	909.5
Deferred income taxes	66.6	77.5
Other current assets	58.2	56.5

Total current assets	2,152.4	2,194.9
Investment in unconsolidated affiliates	38.1	35.1
Property, plant and equipment, net	453.3	429.6
Goodwill	2,274.1	2,435.4
Purchased intangible assets, net	1,059.9	1,162.1
Other long-term assets	103.7	142.7

Total assets	$6,081.5	$6,399.8

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$93.5	$81.5
Accounts payable	639.9	628.1
Customer advances	296.8	338.0
Payroll-related obligations	104.8	105.0
Income taxes payable	11.1	64.0
Accrued warranty	88.3	88.2
Other current liabilities	228.8	243.2

Total current liabilities	1,463.2	1,548.0
Long-term debt, less current maturities	2,680.5	2,975.6
Deferred income taxes	308.9	340.1
Other long-term liabilities	237.0	138.7
Commitments and contingencies
Minority interest	3.3	3.8
Shareholders’ equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized;
none issued and outstanding)	--	--
Common Stock ($.01 par value; 300,000,000 shares authorized;
74,545,337 and 74,235,751 issued, respectively)	0.7	0.7
Additional paid-in capital	250.7	229.2
Retained earnings	1,082.9	1,036.3
Accumulated other comprehensive income	55.7	129.0
Common Stock in treasury, at cost (116,499 and 28,073 shares, respectively)	(1.4)	(1.6)

Total shareholders’ equity	1,388.6	1,393.6

Total liabilities and shareholders’ equity	$6,081.5	$6,399.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock	Common Stock in Treasury at Cost	Comprehensive Income
Balance at September 30, 2005	$0.7	$192.2	$619.3	$12.6	$(6.1)	$--
Comprehensive income:
Net income	--	--	205.5	--	--	--	$205.5
Change in fair value of derivative instruments,
net of tax $1.2	--	--	--	(2.1)	--	--	(2.1)
Losses reclassified into earnings from other
comprehensive income, net of tax of $5.2	--	--	--	8.8	--	--	8.8
Minimum pension liability adjustment,
net of tax $18.1	--	--	--	28.7	--	--	28.7
Currency translation adjustments	--	--	--	11.2	--	--	11.2

Total comprehensive income							$252.1

Cash dividends ($0.3675 per share)	--	--	(27.0)	--	--	--
Exercise of stock options	--	3.4	--	--	--	--
Tax benefit related to stock-based compensation	--	4.6	--	--	--	--
Repurchase of Common Stock	--	--	--	--	--	(1.0)
Stock-based compensation and award of
nonvested shares	--	11.1	--	--	--	--
Reclassification of unearned compensation to
additional paid-in capital upon the adoption of
Financial Accounting Standards
No. 123(R) - See Note 2	--	(6.1)	--	--	6.1	--

Balance at September 30, 2006	0.7	205.2	797.8	59.2	--	(1.0)
Comprehensive income:
Net income	--	--	268.1	--	--	--	$268.1
Change in fair value of derivative instruments,
net of tax $7.0	--	--	--	(12.0)	--	--	(12.0)
Losses reclassified into earnings from other
comprehensive income, net of tax of $3.3	--	--	--	5.7	--	--	5.7
Minimum pension liability adjustment,
net of tax $4.9	--	--	--	(7.9)	--	--	(7.9)
Currency translation adjustments	--	--	--	110.2	--	--	110.2

Total comprehensive income							$364.1

Cash dividends ($0.4000 per share)	--	--	(29.6)	--	--	--
Exercise of stock options	--	5.5	--	--	--	1.0
Tax benefit related to stock-based compensation	--	6.8	--	--	--	--
Repurchase of Common Stock	--	--	--	--	--	(1.6)
Stock-based compensation and award of
nonvested shares	--	11.7	--	--	--	--
Adjustment to initially adopt Financial Accounting
Standards No. 158 - See Note 2	--	--	--	(26.2)	--	--

Balance at September 30, 2007	0.7	229.2	1,036.3	129.0	--	(1.6)
Comprehensive income:
Net income	--	--	79.3	--	--	--	$79.3
Change in fair value of derivative instruments,
net of tax $19.2	--	--	--	(29.9)	--	--	(29.9)
Losses reclassified into earnings from other
comprehensive income, net of tax of $9.1	--	--	--	14.6	--	--	14.6
Minimum pension liability adjustment,
net of tax $11.1	--	--	--	(17.4)	--	--	(17.4)
Currency translation adjustments	--	--	--	(40.6)	--	--	(40.6)

Total comprehensive income							$6.0

Cash dividends ($0.4000 per share)	--	--	(29.8)	--	--	--
Exercise of stock options	--	2.9	--	--	--	1.6
Tax benefit related to stock-based compensation	--	3.6	--	--	--	--
Repurchase of Common Stock	--	--	--	--	--	(1.4)
Stock-based compensation and award of
nonvested shares	--	15.0	--	--	--	--
Adjustment to initially adopt Financial Accounting
Standards Interpretation No. 48 - See Note 18	--	--	(2.9)	--	--	--

Balance at September 30, 2008	$0.7	$250.7	$1,082.9	$55.7	$--	$(1.4)

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30,
	2008	2007	2006
Operating activities:
Net income	$79.3	$268.1	$205.5
Intangible assets impairment charges	175.2	--	--
Depreciation and amortization	152.9	129.0	37.5
Stock-based compensation expense	15.0	11.7	11.1
Deferred income taxes	(10.4)	13.6	(19.6)
Equity in earnings of unconsolidated affiliates	(4.0)	(6.7)	(0.6)
Minority interest	(0.7)	(0.4)	0.7
(Gain) loss on sales of assets	(1.3)	(1.4)	0.1
Foreign currency transaction losses (gains)	5.7	(9.4)	(0.8)
Changes in operating assets and liabilities:
Receivables, net	65.6	(408.9)	(8.8)
Inventories, net	(38.7)	116.0	(48.9)
Other current assets	(8.8)	42.9	--
Accounts payable	15.6	137.8	(8.3)
Customer advances	(41.3)	70.5	(44.4)
Income taxes	(22.1)	34.7	1.6
Other current liabilities	(29.2)	31.6	32.3
Other long-term assets and liabilities	37.6	(23.1)	20.0

Net cash provided by operating activities	390.4	406.0	177.4
Investing activities:
Acquisitions of businesses, net of cash acquired	--	(3,140.5)	(272.8)
Additions to property, plant and equipment	(75.8)	(83.0)	(56.0)
Additions to equipment held for rental	(42.5)	(19.0)	--
Proceeds from sale of property, plant and equipment	4.0	3.4	0.8
Proceeds from sale of equipment held for rental	13.0	11.2	--
Distribution of capital from unconsolidated affiliates	0.9	0.7	1.6
Decrease (increase) in other long-term assets	0.2	0.6	(0.9)

Net cash used by investing activities	(100.2)	(3,226.6)	(327.3)
Financing activities:
Proceeds from issuance of long-term debt	--	3,100.0	--
Debt issuance costs	--	(34.9)	--
Repayment of long-term debt	(304.7)	(96.8)	(0.6)
Net borrowings (repayments) under revolving credit facility	54.7	(79.9)	64.4
Proceeds from exercise of stock options	4.5	6.5	3.4
Purchase of Common Stock	(1.4)	(1.6)	(1.0)
Excess tax benefits from stock-based compensation	3.1	6.0	4.1
Dividends paid	(29.8)	(29.6)	(27.1)

Net cash (used) provided by financing activities	(273.6)	2,869.7	43.2
Effect of exchange rate changes on cash	(3.6)	4.1	1.2

Increase (decrease) in cash and cash equivalents	13.0	53.2	(105.5)
Cash and cash equivalents at beginning of year	75.2	22.0	127.5

Cash and cash equivalents at end of year	$88.2	$75.2	$22.0

Supplemental disclosures:
Cash paid for interest	$211.2	$179.4	$6.9
Cash paid for income taxes	138.2	82.3	136.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

        Oshkosh Corporation and its subsidiaries (the “Company”), are leading manufacturers of a wide variety of specialty vehicles and vehicle bodies predominately for the North American and European markets. “Oshkosh” refers to Oshkosh Corporation, not including its subsidiaries. The Company sells its products into four principal vehicle markets – access equipment, defense, fire & emergency and commercial. The access equipment business is conducted through its wholly-owned subsidiary, JLG Industries, Inc. and its wholly-owned subsidiaries (“JLG”). JLG holds, along with an unaffiliated third-party, a 50% interest in a joint venture in The Netherlands, RiRent Europe, B.V. (“RiRent”). The defense business is conducted through the operations of Oshkosh. The Company’s fire & emergency business is principally conducted through its wholly-owned subsidiaries Pierce Manufacturing Inc. (“Pierce”), the airport products division of Oshkosh, JerrDan Corporation (“JerrDan”), Kewaunee Fabrications, LLC (“Kewaunee”), Medtec Ambulance Corporation (“Medtec”), Oshkosh Specialty Vehicles, Inc., AK Specialty Vehicles B.V. and Frontline Holdings, Inc. (together “OSV”) and the Company’s 75%-owned subsidiary BAI Brescia Antincendi International S.r.l. and its wholly-owned subsidiary (“BAI”). The Company’s commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. (“McNeilus”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”), Geesink Group B.V., Norba A.B. and Geesink Norba Limited and their wholly-owned subsidiaries (together, “Geesink”), Iowa Mold Tooling Co, Inc. and its wholly-owned subsidiary (“IMT”) and the commercial division of Oshkosh. McNeilus is one of two general partners in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), which provides lease financing to the Company’s commercial customers. McNeilus owns a 49% interest in Mezcladores Trailers de Mexico, S.A. de C.V. (“Mezcladores”), which manufactures and markets concrete mixers, concrete batch plants and refuse collection vehicles in Mexico.

2. Summary of Significant Accounting Policies

        Principles of Consolidation and Presentation – The consolidated financial statements include the accounts of Oshkosh and all of its majority-owned or controlled subsidiaries and are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. The 25% historical book value of BAI at the date of acquisition and 25% of subsequent operating results related to that portion of BAI not owned by the Company have been reflected as minority interest on the Company’s consolidated balance sheets and consolidated statements of income, respectively. The Company accounts for its 50% voting interest in OMFSP and RiRent and its 49% interest in Mezcladores under the equity method.

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

        Revenue Recognition – The Company recognizes revenue on equipment and parts sales when contract terms are met, collectability is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. Revenue from service agreements is recognized as earned when services have been rendered. Appropriate provisions are made for discounts, returns and sales allowances. Sales are recorded net of amounts invoiced for taxes imposed on the customer such as excise or value-added taxes.

        Sales to the U.S. government of non-commercial products manufactured to the government’s specifications are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are delivered and accepted by the government. The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable. Changes in estimates for revenues, costs to complete and profit margins are recognized as cumulative life-to-date adjustments in the periods in which they are reasonably determinable. The Company charges anticipated losses on contracts or programs in progress to earnings when identified. Bid and proposal costs are expensed as incurred.

        Shipping and Handling Fees and Costs — Revenue received from shipping and handling fees is reflected in net sales. Shipping and handling fee revenue was not significant for all periods presented. Shipping and handling costs are included in cost of sales.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        Research and Development and Similar Costs – Except for customer sponsored research and development costs incurred pursuant to contracts, research and development costs are expensed as incurred and included as part of cost of sales. Research and development costs charged to expense amounted to $92.0 million, $75.8 million and $42.1 million during fiscal 2008, 2007 and 2006, respectively. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

        Advertising – Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $22.1 million, $16.6 million and $5.0 million in fiscal 2008, 2007 and 2006, respectively.

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

        Stock-Based Compensation – The Company recognizes stock-based compensation using the fair value provisions prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” Accordingly, compensation costs for stock options, long-term incentive awards and restricted stock is calculated based on the fair value of the instrument at the time of grant and is recognized as expense over the vesting period of the stock-based instrument. See Note 15 of the Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plan, options outstanding and options exercisable.

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

        The Company records liabilities for uncertain income tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Effective October 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition, where the Company evaluates whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts and circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. Upon adoption of FIN 48, the Company recognized a $2.9 million charge to retained earnings and the reclassification of $30.0 million in liabilities related to uncertain tax positions in the Company’s Consolidated Balance Sheet from income taxes payable to other long-term assets ($6.2 million) and long-term liabilities ($36.2 million). See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the effect of adoption of FIN 48.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        Fair Value of Financial Instruments – Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable and accrued liabilities approximated fair value as of September 30, 2008 and 2007.

        Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at September 30, 2008 consisted principally of money market instruments.

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

        Concentration of credit risk with respect to trade accounts and leases receivable is limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade and lease receivables are with the U.S. government, with rental companies globally, with companies in the ready-mix concrete industry, with municipalities and with several large waste haulers in the United States. The Company continues to monitor credit risk associated with its trade receivables, especially during the global economic downturn which is expected to continue in fiscal 2009.

        Inventories – Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for 68.9% of the Company’s inventories at September 30, 2008 and 72.5% at September 30, 2007. For the remaining inventories, cost has been determined using the first-in, first-out (“FIFO”) method.

        Performance-Based Payments – The Company’s contracts with the U.S. Department of Defense (“DoD”) to deliver heavy-payload tactical vehicles (Family of Heavy Tactical Vehicles and Logistic Vehicle System Replacement) and medium-payload tactical vehicles (Medium Tactical Vehicle Replacement), as well as certain other defense-related contracts, include requirements for “performance-based payments”. The performance-based payment provisions in the contracts require the DoD to pay the Company based on the completion of certain pre-determined events in connection with the production under these contracts. Performance-based payments received are first applied to reduce outstanding receivables for units accepted in accordance with contractual terms, with any remaining amount recorded as an offset to inventory to the extent of related inventory on hand. Amounts received in excess of receivables and inventories are included in liabilities as customer advances.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        Goodwill – Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events or “indicators of potential impairment” occur. The Company performs its annual impairment test in the fourth quarter of its fiscal year. The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment or under certain circumstances, a component of an operating segment that constitutes a business. When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In fiscal 2008, the Company recorded non-cash impairment charges of $175.2 million. See Note 8 of the Notes to Consolidated Financial Statements for a discussion of the charges.

        In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions. Rates used to discount estimated cash flows correspond to the Company’s cost of capital, adjusted for risk where appropriate, and are dependent upon interest rates at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

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

        Customer Advances – Customer advances include amounts received in advance of the completion of fire & emergency and commercial vehicles. Most of these advances bear interest at variable rates approximating the prime rate. Advances also include any performance-based payments received from the DoD in excess of the value of related inventory. Advances from the DoD are non-interest bearing. See preceding discussion on performance-based payments.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Cumulative Translation Adjustments	Minimum Pension Liability Adjustments	Gains (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2005	$54.7	$(29.7)	$(12.4)	$12.6
Fiscal year change	11.2	28.7	6.7	46.6

Balance at September 30, 2006	65.9	(1.0)	(5.7)	59.2
Fiscal year change	110.2	(34.1)	(6.3)	69.8

Balance at September 30, 2007	176.1	(35.1)	(12.0)	129.0
Fiscal year change	(40.6)	(17.4)	(15.3)	(73.3)

Balance at September 30, 2008	$135.5	$(52.5)	$(27.3)	$55.7

        Foreign Currency Translation – All balance sheet accounts have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in “Accumulated Other Comprehensive Income (Loss).” Foreign currency transactions gains or losses are included in “Miscellaneous, net” in the Consolidated Statements of Income. The Company recorded net foreign currency transaction gains (losses) of $(10.9) million, $1.3 million and $(0.1) million in fiscal 2008, 2007 and 2006, respectively.

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

        Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The Company will be required to adopt SFAS No. 157 as of October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s financial condition, results of operations and cash flows.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. Acquisition-related transaction and restructuring costs will be expensed rather than treated as acquisition costs and included in the amount recorded for assets acquired. SFAS No 141R will be effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after October 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141R amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of SFAS No. 141R would also apply the provision of SFAS No 141R. The Company is currently evaluating the impact of SFAS No. 141R on the Company’s financial condition, results of operations and cash flows.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        In connection with the acquisition of JLG, the Company recorded severance payments of $12.9 million associated with payments made to certain employees of the acquired business. The estimated costs of these restructuring activities were recorded as costs of the acquisition and were provided for in accordance with Emerging Issues Task Force (“EITF’) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Pro Forma Information

        The following unaudited pro forma financial information for fiscal 2007 assumes that the acquisition of JLG had been completed as of October 1, 2006 (in millions, except per share amounts; unaudited):

Net sales	$6,703.0
Net income	256.6
Earnings per share:
Basic	$3.49
Diluted	3.43

        The pro forma information does not purport to be indicative of results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

4. Receivables

        Receivables consisted of the following (in millions):

	September 30,
	2008	2007
U.S. government
Amounts billed	$199.4	$133.0
Cost and profits not billed	6.1	13.3

	205.5	146.3
Other trade receivables	738.7	856.3
Finance receivables	26.4	36.1
Pledged finance receivables	3.9	10.4
Notes receivables	61.8	53.0
Other receivables	43.6	68.4

	1,079.9	1,170.5
Less allowance for doubtful accounts	(24.8)	(31.0)

	$1,055.1	$1,139.5

Current receivables	$997.8	$1,076.2
Long-term receivables	57.3	63.3

	$1,055.1	$1,139.5

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        During fiscal 2008, the Company finalized its purchase price allocation of the JLG acquired assets and assumed liabilities. As a result of additional information obtained regarding the fair value of the acquired receivables, the Company reduced the reserve for allowance for doubtful accounts by $4.0 million. The change in the reserve was recorded as a reduction of goodwill and had no effect on the Consolidated Statements of Income.

        Costs and profits not billed generally will become billable upon the Company achieving certain contract milestones.

        Notes receivable include refinancing of trade accounts and finance receivables. As of September 30, 2008, approximately 89% of the notes receivable were due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves if required under the circumstances. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded reserves if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

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

        Finance and pledged finance receivables consisted of the following (in millions):

	September 30,
	2008	2007
Finance receivables	$28.8	$34.7
Pledged finance receivables	3.9	10.4

	32.7	45.1
Estimated residual value	2.0	6.5
Less unearned income	(4.4)	(5.1)

Net finance and pledged finance receivables	30.3	46.5
Less allowance for doubtful accounts	(1.2)	(1.5)

	$29.1	$45.0

        Pledged finance receivables result from the transfer of finance receivables to third parties in exchange for cash. In compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” these transfers are accounted for as debt on the Consolidated Balance Sheets. As of September 30, 2008, the Company’s maximum loss exposure associated with these transactions was $3.8 million.

        The contractual maturities of the Company’s finance and pledged finance receivables at September 30, 2008 were as follows: 2009 — $11.8 million; 2010 — $5.7 million; 2011 — $6.5 million; 2012 — $4.4 million; 2013 — $1.7 million; and thereafter — $2.6 million.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories

        Inventories consisted of the following (in millions):

	September 30,
	2008	2007
Raw materials	$474.0	$406.7
Partially finished products	275.5	302.4
Finished products	419.5	390.5

Inventories at FIFO cost	1,169.0	1,099.6
Less: Progress/performance-based payments on
U.S. government contracts	(154.3)	(143.7)
Excess of FIFO cost over LIFO cost	(73.1)	(46.4)

	$941.6	$909.5

        Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

        Inventory includes costs which are amortized to expense as sales are recognized under certain contracts. At September 30, 2008 and 2007, unamortized costs related to long-term contracts of $3.3 million and $6.1 million, respectively, were included in inventory.

6. Investments in Unconsolidated Affiliates

        Investments in unconsolidated affiliates are accounted for under the equity method, and consisted of the following (in millions):

	Percent-	September 30,
	owned	2008	2007
OMFSP (U.S.)	50%	$16.0	$17.4
RiRent (The Netherlands)	50%	15.4	12.0
Mezcladoras (Mexico)	49%	6.7	5.7

		$38.1	$35.1

        The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings, net of related income taxes, are reflected in Equity in Earnings of Unconsolidated Affiliates.

        In February 1998, concurrent with the Company’s acquisition of McNeilus, the Company and an unaffiliated third-party, BA Leasing & Capital Corporation, formed OMFSP, a general partnership, for the purpose of offering lease financing to certain customers of the Company. Each partner contributed existing lease assets (and, in the case of the Company, related notes payable to third-party lenders, which were secured by such leases) to capitalize the partnership. Leases and related notes payable contributed by the Company were originally acquired in connection with the McNeilus acquisition.

        OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to certain customers of the Company. The Company sells vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers. Company sales to OMFSP were $39.7 million, $72.6 million and $72.9 million in fiscal 2008, 2007 and 2006, respectively. Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 4.0% to 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% to 6.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. All such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of FIN 46R, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” Accordingly, the Company accounts for its equity interest in OMFSP under the equity method. The Company received cash distributions from OMFSP of $5.5 million, $4.7 million and $7.0 million in fiscal 2008, 2007 and 2006, respectively.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company and an unaffiliated third-party are joint venture partners in RiRent. RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company’s sales to RiRent were $49.3 million and $31.5 million in fiscal 2008 and 2007, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner.

7. Property, Plant and Equipment

        Property, plant and equipment consisted of the following (in millions):

	September 30,
	2008	2007
Land and land improvements	$47.3	$46.8
Buildings	219.0	209.8
Machinery and equipment	433.1	382.6
Equipment on operating lease to others	57.0	26.4
Construction in progress	--	1.7

	756.4	667.3
Less accumulated depreciation	(303.1)	(237.7)

	$453.3	$429.6

        Depreciation expense was $76.4 million, $56.7 million and $28.8 million in fiscal 2008, 2007 and 2006, respectively. Capitalized interest was insignificant in fiscal 2008, 2007 and 2006. Equipment on operating lease to others represents the cost of equipment sold to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at September 30, 2008 and 2007 was $41.1 million and $22.6 million, respectively.

8. Goodwill and Purchased Intangible Assets

        Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually and when a triggering event occurs in an interim period indicating a reporting unit’s carrying amount is greater than its fair value. The Company performs its annual impairment test in the fourth quarter of its fiscal year. In the fourth quarters of fiscal 2008, 2007 and 2006, the Company performed its annual impairment test pursuant to SFAS 142 and did not identify any impairment losses.

        Due to rationalization of manufacturing facilities, inefficiencies associated with the relocation and start-up of production of Norba-branded products from Sweden to The Netherlands and increased material costs and product warranties, the Company’s European refuse collection vehicle business, Geesink, sustained a loss related to its operations of $26.5 million in the first nine months of fiscal 2008. The loss was significantly more than estimated in the Company’s financial projections supporting its fiscal 2007 fourth quarter impairment test.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company has taken steps over the last 18 months to turn around the Geesink business, including selling an unprofitable facility in The Netherlands during the first quarter of fiscal 2008, reaching an agreement with the Works Council in Sweden regarding rationalizing a facility in that country in order to consolidate Norba-branded production in The Netherlands, reducing its work force, installing new executive leadership, integrating operations with JLG, implementing lean manufacturing practices, introducing new products and outsourcing components to lower cost manufacturing sites. In June 2008, it became evident that synergies related to Geesink’s facility rationalization program would be lower than expected and costs to execute the rationalization would be higher than anticipated. The resulting slower than expected and more difficult return to profitability of Geesink’s business, further escalation of raw material costs, a softening of economies in Western Europe and a reduction in fabrication volume for the Company’s access equipment segment at Geesink’s Romania facility due to a slowdown in the European access equipment market led to the Company’s conclusion that a charge for impairment was required. During the third quarter of fiscal 2008, the Company took these factors into account in developing its fiscal 2009 and long-term forecast for this business. With the assistance of a third-party valuation firm, the Company determined that Geesink goodwill and non-amortizable intangible assets were impaired and the Company recorded non-cash impairment charges of $167.4 million and $7.8 million, respectively, in the third quarter of fiscal 2008, representing the entire amount recorded for these assets. The evaluation was based upon a discounted cash flow analysis of the historical and forecasted operating results of this business.

        The following two tables present the changes in goodwill during fiscal 2008 and 2007 allocated to the reportable segments (in millions):

	September 30, 2007	Translation	Impairment	Acquisition	September 30, 2008
Access equipment	$1,853.7	$(21.8)	$--	$14.0	$1,845.9
Fire & emergency	230.8	0.2	--	--	231.0
Commercial	350.9	13.7	(167.4)	--	197.2

Total	$2,435.4	$(7.9)	$(167.4)	$14.0	$2,274.1

        Amounts included in the acquisition column included adjustments made in the first quarter of fiscal 2008 to intangible assets and certain pre-acquisition contingencies related to JLG upon finalization of certain appraisals.

	September 30, 2006	Translation	Impairment	Acquisition	September 30, 2007
Access equipment	$--	$44.4	$--	$1,809.3	$1,853.7
Fire & emergency	226.7	4.0	--	0.1	230.8
Commercial	332.0	17.3	--	1.6	350.9

Total	$558.7	$65.7	$--	$1,811.0	$2,435.4

        Amounts included in the acquisition column related to the acquisition of JLG, as well as adjustments made in fiscal 2007 to intangible assets and certain pre-acquisition contingencies related to IMT and OSV upon finalization of certain appraisals.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        During the first quarter of fiscal 2008, the Company finalized its purchase accounting for the JLG acquisition resulting in adjustments to the purchased intangible assets. Details of the Company’s total purchased intangible assets are as follows (in millions):

	September 30, 2008
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(16.5)	$38.9
Non-compete	10.4	57.2	(45.9)	11.3
Technology-related	11.9	113.1	(29.6)	83.5
Customer relationships	12.6	595.3	(90.4)	504.9
Other	12.0	16.7	(8.8)	7.9

	14.1	837.7	(191.2)	646.5
Non-amortizable tradenames		413.4	--	413.4

Total		$1,251.1	$(191.2)	$1,059.9

	September 30, 2007
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(15.0)	$40.4
Non-compete	10.4	57.2	(38.4)	18.8
Technology-related	11.8	128.2	(20.5)	107.7
Customer relationships	12.7	587.4	(41.1)	546.3
Other	12.0	16.7	(7.4)	9.3

	14.1	844.9	(122.4)	722.5
Non-amortizable tradenames		439.6	--	439.6

Total		$1,284.5	$(122.4)	$1,162.1

        When determining the value of customer relationships for purposes of allocating the purchase price of an acquisition, the Company looks at existing customer contracts of the acquired business to determine if they represent a reliable future source of income and hence, a valuable intangible asset for the Company. The Company determines the fair value of the customer relationships based on the estimated future benefits the Company expects from the acquired customer contracts. In performing its evaluation and estimation of the useful lives of customer relationships, the Company looks to the historical growth rate of revenue of the acquired company’s existing customers as well as the historical attrition rates.

        In connection with the valuation of intangible assets, a 40-year life was assigned to the value of the Pierce distribution network ($53.0 million). The Company believes Pierce maintains the largest North American fire apparatus distribution network. Pierce has exclusive contracts with each distributor related to the fire apparatus product offerings manufactured by Pierce. The useful life of the Pierce distribution network was based on a historical turnover analysis. Non-compete intangible asset lives are based on terms of the applicable agreements.

        Total amortization expense was $69.3 million, $65.9 million and $8.4 million in fiscal 2008, 2007 and 2006, respectively. The estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2008 are as follows: 2009 — $64.7 million; 2010 — $63.7 million; 2011 — $63.1 million; 2012 — $63.0 million and 2013 — $61.0 million.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Other Long-Term Assets

        Other long-term assets consisted of the following (in millions):

	September 30,
	2008	2007
Customer notes receivable and other investments	$38.6	$41.9
Deferred finance costs	22.4	29.9
Long-term finance receivables, less current portion	20.3	23.5
Equipment deposits	--	23.8
Other	24.0	25.7

	105.3	144.8
Less allowance for doubtful notes receivable	(1.6)	(2.1)

	$103.7	$142.7

        Deferred financing costs are amortized using the interest method over the term of the debt. Amortization expense was $7.2 million, $5.5 million and $0.3 million in fiscal 2008, 2007 and 2006, respectively.

10. Leases

        Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, which consist primarily of buildings and improvements, were $3.8 million and $3.9 million at September 30, 2008 and 2007, respectively.

        Other facilities and equipment are leased under arrangements that are accounted for as noncancelable operating leases. Total rental expense for property, plant and equipment charged to operations under noncancelable operating leases was $38.6 million, $29.8 million and $13.7 million in fiscal 2008, 2007 and 2006, respectively.

        Future minimum operating and capital lease payments due under operating leases and the related present value of minimum capital lease payments at September 30, 2008 were as follows (in millions):

	Capital Leases	Operating Leases	Total
2009	$0.8	$29.5	$30.3
2010	0.8	21.8	22.6
2011	0.8	15.9	16.7
2012	0.5	9.3	9.8
2013	0.7	6.7	7.4
Thereafter	0.3	19.6	19.9

Total minimum lease payments	3.9	$102.8	$106.7

Interest	(0.6)

Present value of net minimum lease payments	$3.3

        Minimum rental payments include $1.2 million due annually under variable rate leases.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Credit Agreements

        The Company was obligated under the following debt instruments (in millions):

	September 30,
	2008	2007
Senior Secured Facility:
Revolving line of credit	$47.3	$--
Term loan A	387.5	437.5
Term loan B	2,314.0	2,567.5
Limited recourse debt from finance receivables monetizations	3.9	11.1
Other long-term facilities	5.0	5.9

	2,757.7	3,022.0
Less current portion	(77.2)	(46.4)

	$2,680.5	$2,975.6

Current portion of long-term debt	$77.2	$46.4
Other short-term facilities	16.3	35.1

	$93.5	$81.5

        The Company has a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions, which consists of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). Term Loan A requires principal payments of $12.5 million, plus interest, due quarterly through September 2011, with a final principal payment of $262.5 million due December 6, 2011. Term Loan B requires principal payments of $6.5 million, plus interest, due quarterly through September 2013, with a final principal payment of $2,424.5 million due December 6, 2013. At September 30, 2008, borrowings of $47.3 million and outstanding letters of credit of $23.8 million reduced available capacity under the Revolving Credit Facility to $478.9 million. As a result of excess available cash, the Company has prepaid its quarterly principal payments which were originally due in December 2008 and March 2009. In addition, the Company has paid all of the remaining quarterly principal payments on the Term Loan B, as well as $110.5 million of the final principal payment under the Term Loan B.

        The estimated future maturities under the Credit Agreement for the six fiscal years succeeding September 30, 2008 are as follows: 2009 — $25.0 million; 2010 — $50.0 million; 2011 — $50.0 million; 2012 — $262.5 million; 2013 — $0.0 million and 2014 — $2,314.0 million.

        Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5% or a bank’s “Prime Rate”) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. During the second quarter of fiscal 2007, the Company amended its Credit Agreement resulting in a reduction in the interest rate spread on the Term Loan B by 25 basis points over the term of the loan. The Company capitalized an additional $1.4 million related to this amendment as debt issuance costs. The weighted-average interest rate on borrowings outstanding at September 30, 2008 was 4.58% and 4.32% for the Term Loans A and B, respectively.

        The fair value of the long-term debt is estimated by discounting the future cash flows offered to the Company for similar debt instruments of comparable maturities. At September 30, 2008, the fair value of the Term Loan A and B was estimated to be $328.3 million and $2,008.8 million, respectively.

        To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes the variable portion of the interest rate on debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The notional amount of the swap at September 30, 2008 was $2.0 billion and reduces in varying amounts annually each December until the termination date. Under the terms of the swap agreement, the notional amount of the swap will decline to $1.25 billion in December 2008.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the effective portion of the change in fair value of the derivative will be recorded in “Accumulated Other Comprehensive Income,” while any ineffective portion is recorded as an adjustment to interest expense. At September 30, 2008 and 2007, a loss of $44.4 million ($27.3 million net of tax), and $18.9 million ($11.9 million, net of tax), respectively, representing the fair value of the interest rate swap, was recorded in “Accumulated Other Comprehensive Income.” The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense when the hedged, forecasted interest is recorded.

        Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 5.105% and the counterparty will pay the Company interest on the notional amount at a variable rate equal to 3-month LIBOR. The 3-month LIBOR rate applicable to this agreement was 4.05% at September 30, 2008. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 3-month LIBOR fluctuates. Neither the Company nor the counterparty, which is a prominent financial institution, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults, but the Company has no knowledge of any risk of counterparty default as of the date of this filing.

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

        The Credit Agreement contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement also requires maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined in the Credit Agreement) of 4.75x for the fiscal quarter ending on September 30, 2008, reducing to 4.25x for the fiscal quarters ending on December 31, 2008 through September 30, 2009, and 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance with these covenants at September 30, 2008.

        There are scenarios under which the Company could fall out of compliance with the financial covenants contained in its credit agreement. However, the Company is proceeding with a plan with the objective of avoiding the need to amend the credit agreement by maintaining compliance with its financial covenants or at least delay seeking an amendment to mitigate the financial impact. The plan involves targeting $500 million or more of debt reduction in fiscal 2009 and maintaining strong fiscal management. If the Company is not successful in delivering the higher end of its earnings per share estimate range for fiscal 2009 and timely debt reduction of $500 million or more, then the Company will need to request an amendment to its credit agreement. In the event that the Company would need to amend its credit agreement, the Company would likely incur substantial up front fees and significantly higher interest costs than reflected in the Company’s earnings per share estimate range for fiscal 2009 and other terms in the amendment would likely be significantly less favorable than those in the Company’s current Credit Agreement. The Company believes, based on discussions with its lead banks, that an amendment could be obtained if ultimately necessary and believes that it has adequate liquidity to operate its business.

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

        The Company is charged a 0.15% to 0.35% annual commitment fee with respect to any unused balance under its Revolving Credit Facility, and a 1.00% to 2.00% annual fee with respect to commercial letters of credit issued under the Revolving Credit Facility, based on the Company’s leverage ratio (as defined in the Credit Agreement).

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        As a result of the sale of finance receivables through limited recourse monetization transactions, the Company had $3.9 million of limited recourse debt outstanding as of September 30, 2008. The aggregate amount of limited recourse debt outstanding at September 30, 2008 becomes due in fiscal 2009.

12. Warranty and Guarantee Arrangements

        The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer. Amounts expensed were $67.9 million, $57.2 million and $42.3 million in fiscal 2008, 2007 and 2006, respectively.

        Changes in the Company’s warranty liability during fiscal 2008 and fiscal 2007 were as follows (in millions):

	September 30,
	2008	2007
Balance at beginning of year	$88.2	$56.9
Warranty provisions	71.1	59.8
Settlements made	(67.7)	(47.5)
Changes in liability for pre-existing warranties, net	(3.2)	(2.6)
Acquisitions	--	20.8
Foreign currency translation adjustment	(0.1)	0.8

Balance at end of year	$88.3	$88.2

        Liabilities for pre-existing warranty claims decreased by $3.2 million in fiscal 2008 generally as a result of the expiration of a systemic warranty during the period on a billion dollar, multi-year contract in the defense segment. The decrease in the liability for pre-existing warranties in fiscal 2007 was principally due to favorable performance in the defense segment and lower field warranty campaigns in the fire & emergency and commercial segments. Actual warranty claims experience in the defense segment has generally declined since the start of the conflicts in Afghanistan and Iraq.

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

        In the access equipment segment, the Company is party to multiple agreements whereby it guarantees $161.5 million in indebtedness of others, including $155.9 million maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party debt. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability, among other things, to take possession of the underlying collateral. At September 30, 2008, the Company had recorded $4.7 million of liabilities related to these agreements. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional accruals may be required. While the Company believes it is unlikely that it would experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations, and in the event that occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of those reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions. During an economic downturn, collateral values generally decline and can contribute to higher exposure to losses.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Derivative Financial Instruments and Hedging Activities

        The Company has used forward foreign currency exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under SFAS No. 133 as follows:

        Fair Value Hedging Strategy – The Company enters into forward foreign exchange contracts to hedge certain firm commitments denominated in foreign currencies, primarily the Euro. The purpose of the Company’s foreign currency hedging activities is to protect the Company from risk that the eventual U.S. dollar-equivalent cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates.

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

        The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive income (loss) and are amortized to interest expense over the respective lives of the borrowings. During the years ended September 30, 2008 and 2007, $23.3 million of expense and $4.7 million of income, respectively, was recorded in the consolidated statements of income as amortization of interest rate derivative gains and losses. At September 30, 2008, $44.4 million of net unrealized losses remain deferred in accumulated other comprehensive income (loss). See Note 11 of the Notes to Consolidated Financial Statements for information regarding the interest rate swap.

        At September 30, 2008, forward foreign exchange contracts designated as hedges in accordance with SFAS No. 133 was insignificant.

        The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign currency exchange risk exposure generally associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under SFAS No. 133, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Consolidated Balance Sheet in “Other current assets” and “Other current liabilities”. At September 30, 2008, the U.S. dollar equivalent of these outstanding forward foreign currency exchange contracts totaled $385.7 million in notional amounts, including $214.1 million in contracts to sell Euro, $59.0 million to sell Romanian Lei to purchase Euros, and $56.4 million in contracts to sell U.K. pounds sterling to purchase Euros, with the remaining contracts covering a variety of foreign currencies. The mark-to-market impact related to the above forward contracts at September 30, 2008 was a net gain of $0.1 million, which is included in “Miscellaneous, net” in the Consolidated Statements of Income along with mark-to-market adjustments on outstanding non-functional currency denominated receivables and payables.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Fair Market Value of Financial Instruments – The fair market value of all open derivative contracts at September 30, 2008 and 2007 were $(44.3) million and $(21.4) million, respectively, and recorded in the Consolidated Balance Sheets as follows (in millions):

	September 30,
	2008	2007
Other current assets	$3.5	$5.3
Other current liabilities	(30.1)	(7.8)
Other long-term liabilities	(17.7)	(18.9)

	$(44.3)	$(21.4)

14. Shareholders’ Equity

        On February 1, 1999, the Board of Directors of the Company adopted a shareholder rights plan and declared a rights dividend of one-sixth of one Preferred Share Purchase Right (“Right”) for each share of Common Stock outstanding on February 8, 1999, and provided that one-sixth of one Right would be issued with each share of Common Stock, thereafter issued. The Rights are exercisable only if a person or group acquires 15% or more of the Common Stock or announces a tender offer for 15% or more of the Common Stock. Each Right entitles the holder thereof to purchase from the Company one one-hundredth share of the Company’s Series A Junior Participating Preferred Stock at an initial exercise price of $145 per one one-hundredth of a share (subject to adjustment), or upon the occurrence of certain events, Common Stock or common stock of an acquiring company having a market value equivalent to two times the exercise price. Subject to certain conditions, the Rights are redeemable by the Board of Directors for $.01 per Right and are exchangeable for shares of Common Stock. The Board of Directors is also authorized to reduce the 15% thresholds referred to above to not less than 10%. The Rights have no voting power and expire on February 1, 2009.

        In July 1995, the Company authorized the buyback of up to 6,000,000 shares of the Company’s Common Stock. As of September 30, 2008 and 2007, the Company had purchased 2,769,210 shares of its Common Stock at an aggregate cost of $6.6 million. The Company does not expect to buy back any shares under this authorization in fiscal 2009.

15. Stock Options, Nonvested Stock, Performance Shares and Common Stock Reserved

        At September 30, 2008, the Company had reserved 5,033,467 shares of Common Stock to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards. Under the 2004 Incentive Stock and Awards Plan, as amended (the “2004 Plan”), which replaced the 1990 Incentive Stock Plan, as amended (the “1990 Plan”) (collectively, “equity-based compensation plans”), officers, other key employees and directors may be granted options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Participants may also be awarded grants of nonvested stock and performance shares under the 2004 Plan. The 2004 Plan expires on February 3, 2014. Options and nonvested stock awards generally become exercisable ratably on the first, second and third anniversary of the date of grant. In fiscal 2002, the Company granted certain officers 280,000 shares of nonvested Common Stock under the 1990 Plan which vested in fiscal 2008 after a six-year retention period. There are no vesting provisions tied to performance conditions for any outstanding options and nonvested stock awards. Vesting for all outstanding options or nonvested stock awards is based solely on continued service as an employee of the Company and generally vest upon retirement. Options to purchase shares expire not later than ten years and one month after the grant of the option. Performance share awards vest at the end of the third fiscal year following the grant date and are earned only if the Company’s total shareholder return over the three years compares favorably to that of a comparator group of companies.

        The Company recognizes compensation expense for stock option, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Consolidated Statements of Income for fiscal 2008, 2007 and 2006 was $15.0 million ($9.7 million net of tax), $11.7 million ($8.4 million net of tax) and $11.1 million ($7.4 million net of tax), respectively.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Information related to the Company’s equity-based compensation plans in effect as of September 30, 2008 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Performance Share Awards	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans
approved by security holders	4,525,572	$26.90	507,895
Equity compensation plans not
approved by security holders	--	--	--

Total	4,525,572	$26.90	507,895

        Stock Options – For fiscal 2008, 2007 and 2006, the Company recorded $11.8 million, $7.1 million and $6.5 million, respectively, of stock-based compensation expense in selling, general and administrative expense in the accompanying Consolidated Statements of Income associated with outstanding stock options.

        A summary of the Company’s stock option activity for the three years ended September 30, 2008 is as follows:

	Fiscal Year Ended September 30,
	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of
the year	3,141,994	$32.71	2,937,594	$25.30	2,868,506	$20.16
Options granted	1,565,450	12.75	640,750	54.60	398,788	50.02
Options forfeited	(37,734)	52.06	(3,000)	19.75	--	--
Options exercised	(345,338)	12.88	(433,350)	14.92	(329,700)	10.50

Options outstanding, end of the year	4,324,372	$26.90	3,141,994	$32.71	2,937,594	$25.30

Options exercisable, end of the year	2,234,658	$30.56	2,094,472	$23.27	2,128,686	$18.43

        The Company uses the Black-Scholes valuation model to value stock options utilizing the following weighted average assumptions:

	Fiscal Year Ended September 30,
Options Granted During	2008	2007	2006
Assumptions:
Risk-free interest rate	2.64%	4.23%	4.73%
Expected volatility	43.85%	32.02%	33.70%
Expected dividend yield	1.77%	0.75%	0.75%
Expected term (in years)	5.46	5.44	5.40

        The Company used the Company’s historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant. The expected option term represents the period of time that the options granted are expected to be outstanding and was based on historical experience. The weighted average fair values for stock option grants during fiscal 2008, 2007 and 2006 were $4.64, $18.78 and $18.23, respectively.

        As of September 30, 2008, the Company had $7.1 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted average period of 2.5 years.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Stock options outstanding as of September 30, 2008 were as follows (in millions, except share and per share amounts):

Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.29 - $7.63	64,000	1.1	$7.16	$0.4
$11.00 - $19.75	2,454,500	7.9	14.08	1.9
$28.27 - $36.95	389,717	5.8	29.10	--
$39.91 - $59.58	1,416,155	8.1	49.40	--

	4,324,372	7.7	26.90	$2.3

        Stock options exercisable as of September 30, 2008 were as follows (in millions, except share and per share amounts):

Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.29 - $7.63	64,000	1.1	$7.16	$0.4
$11.00 - $19.75	927,000	4.4	17.45	0.1
$28.27 - $36.95	389,717	5.8	29.10	--
$39.91 - $59.58	853,941	7.8	47.23	--

	2,234,658	5.8	30.56	$0.5

        The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on the fair market value of the Company’s Common Stock. Total intrinsic value of options exercised for fiscal 2008, 2007 and 2006 was $9.0 million, $17.3 million and $11.6 million, respectively.

        Net cash proceeds from the exercise of stock options were $3.5 million, $6.5 million and $3.4 million for fiscal 2008, 2007 and 2006, respectively. The actual income tax benefit realized totaled $3.5 million, $6.7 million and $4.6 million, for those same periods.

        Nonvested Stock Awards – Compensation expense related to nonvested stock awards of $2.6 million, $4.6 million and $4.6 million in fiscal 2008, 2007 and 2006, respectively, was recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Income.

        A summary of the Company’s nonvested stock activity for the three years ended September 30, 2008 is as follows:

	Fiscal Year Ended September 30,
	2008		2007		2006
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of the year	407,210	$25.78	438,796	$24.43	435,012	$21.57
Granted	11,825	41.47	55,825	54.14	69,038	50.40
Forfeited	(16,035)	54.30	--	--	--	--
Vested	(339,184)	20.06	(87,411)	37.13	(65,254)	32.79

Nonvested, end of the year	63,816	$51.91	407,210	$25.78	438,796	$24.43

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        As of September 30, 2008, there was $0.3 million of unrecognized compensation expense related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 1.2 years. The total fair value of shares vested during fiscal 2008, 2007 and 2006 was $4.7 million, $4.9 million and $3.3 million, respectively.

        Performance Share Awards – In fiscal 2008 and 2007, the Company granted certain executives awards for an aggregate of 50,100 and 50,500 performance shares, respectively, that vest at the end of the third fiscal year following the grant date. Executives earn performance shares only if the Company’s total shareholder return over the three years compares favorably to that of a comparator group of companies. Potential payouts range from zero to 200 percent of the target awards. The grant date fair values of the 2008 performance share awards were estimated using a Monte Carlo simulation model utilizing the following weighted average assumptions:

	Fiscal Year Ended September 30,
Performance Shares Granted During	2008	2007
Assumptions:
Risk-free interest rate	2.08%	4.95%
Expected volatility	35.53%	27.97%
Expected term (in years)	3.00	3.00

        The Company used the Company’s historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant. The expected life is based on the vesting period (term). The weighted average fair value for performance share awards granted during fiscal 2008 and 2007 was $7.04 and $35.12, respectively. Compensation expense of $0.6 million and $0.1 million related to performance share awards was recorded in fiscal 2008 and 2007, respectively, in selling, general and administrative expense in the accompanying Consolidated Statements of Income.

16. Earnings Per Share

        The following table sets forth the computation of basic and diluted weighted average shares used in the denominator of the per share calculations:

	Fiscal Year Ended September 30,
	2008	2007	2006
Basic weighted average shares outstanding	74,007,989	73,562,307	73,159,887
Effect of dilutive stock options and
incentive compensation awards	828,207	1,268,524	1,239,991

Diluted weighted average shares outstanding	74,836,196	74,830,831	74,399,878

        Options to purchase 1,446,598, 749,750 and 26,000 shares of Common Stock were outstanding in fiscal 2008, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.

17. Employee Benefit Plans

        Pension Plans — The Company and certain of its subsidiaries sponsor multiple defined benefit pension plans covering certain Oshkosh, Geesink, JLG and Pierce employees. The benefits provided are based primarily on average compensation, years of service and date of birth. Hourly plans are generally based upon years of service and a benefit dollar multiplier. The Company periodically amends the hourly plans, changing the benefit dollar multipliers.

        Postretirement Plans — The Company and certain of its subsidiaries sponsor multiple postretirement benefit plans covering Oshkosh, JLG and Kewaunee retirees and their spouses. The plans generally provide health benefits based on years of service and date of birth. These plans are unfunded.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The change in benefit obligations and plan assets as well as the funded status of the Company’s defined benefit pension plans and postretirement benefit plans were as follows (in millions):

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Health and Other
	2008	2007	2008	2007	2008	2007
Change in benefit obligations
Benefit obligations at October 1	$169.5	$149.7	$25.1	$14.9	$31.6	$29.7
Acquisition	--	3.4	--	12.3	--	3.6
Service cost	11.1	9.9	1.5	1.4	1.9	1.7
Interest cost	10.1	9.1	1.4	1.3	1.8	1.8
Actuarial loss (gain)	0.2	(6.3)	(4.4)	(6.1)	3.5	(3.6)
Participant contributions	--	--	0.4	0.4	--	--
Plan amendments	0.9	6.7	--	--	--	--
Curtailments	4.0	--	--	--	--	--
Benefits paid	(6.4)	(3.0)	(0.9)	(0.8)	(2.1)	(1.6)
Currency translation adjustments	--	--	(2.8)	1.7	--	--

Benefit obligation at September 30	$189.4	$169.5	$20.3	$25.1	$36.7	$31.6

Change in plan assets
Fair value of plan assets at October 1	$153.7	$140.7	$23.0	$11.2	$--	$--
Acquisition	--	--	--	6.9	--	--
Actual return on plan assets	(20.9)	15.9	(2.5)	1.9	--	--
Company contributions	3.1	0.1	3.1	2.1	2.1	1.6
Participant contributions	--	--	0.4	0.3	--	--
Benefits paid	(6.4)	(3.0)	(0.9)	(0.8)	(2.1)	(1.6)
Currency translation adjustments	--	--	(2.7)	1.4	--	--

Fair value of plan assets at September 30	$129.5	$153.7	$20.4	$23.0	$--	$--

Funded status of plan - (under) over funded	$(59.9)	$(15.8)	$0.1	$(2.1)	$(36.7)	$(31.6)

Recognized in consolidated balance sheet at September 30
Prepaid benefit cost (long-term asset)	$--	$7.5	$0.7	$0.4	$--	$--
Accrued benefit liability (current liability)	(6.0)	(0.3)	--	--	(2.5)	(2.8)
Accrued benefit liability (long-term liability)	(53.9)	(23.0)	(0.6)	(2.5)	(34.2)	(28.8)

	$(59.9)	$(15.8)	$0.1	$(2.1)	$(36.7)	$(31.6)

Recognized in accumulated other comprehensive income at September 30 (net of taxes)
Net actuarial loss (gain)	$44.9	$26.8	$(3.4)	$(3.3)	$3.0	$3.3
Prior service cost	8.0	8.3	--	--	--	--

	$52.9	$35.1	$(3.4)	$(3.3)	$3.0	$3.3

Weighted-average assumptions as of September 30
Discount rate	6.00%	6.00%	7.00%	5.90%	6.00%	6.00%
Expected return on plan assets	7.75%	8.00%	6.00%	6.20%	n/a	n/a
Rate of compensation increase	4.20%	4.39%	4.40%	4.20%	n/a	n/a

        The accumulated benefit obligation for all defined benefit pension plans was $228.1 million and $203.9 million at September 30, 2008 and 2007, respectively.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        As a result of a dramatic decrease in the equity markets in the fourth quarter of fiscal 2008, the number of the Company’s pension benefit plans with accumulated benefit obligations greater than plan assets increased. Pension benefit plans with accumulated benefit obligations in excess of plan assets consisted of the following (in millions):

	September 30,
	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Projected benefit obligation	$189.4	$64.9	$8.8	$11.2
Accumulated benefit obligation	171.3	62.3	8.7	10.6
Fair value of plan assets	129.5	44.1	8.3	8.6

        The components of net periodic benefit cost for fiscal years ended September 30 were as follows (in millions):

	Pension Benefits						Postretirement
	U.S. Plans			Non-U.S. Plans			Health and Other
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost
Service cost	$11.1	$9.9	$9.2	$1.5	$1.4	$0.8	$1.9	$1.7	$1.7
Interest cost	10.1	9.1	7.5	1.4	1.3	0.6	1.8	1.8	1.5
Expected return on plan assets	(12.0)	(11.5)	(9.6)	(1.4)	(1.1)	(0.6)	--	--	--
Adjustment for curtailment	4.0	--	--	--	--	--	--	--	--
Amortization of prior service cost	1.3	1.2	0.8	--	--	--	--	--	--
Amortization of transition asset	--	--	(0.1)	--	--	--	--	--	--
Amortization of net actuarial loss (gain)	2.0	2.7	3.5	(0.2)	0.1	--	3.8	0.4	0.5

Net periodic benefit cost	$16.5	$11.4	$11.3	$1.3	$1.7	$0.8	$7.5	$3.9	$3.7

Other changes in plan assets and benefit obligation
recognized in other comprehensive income
Net actuarial loss (gain)	$20.0	$26.8		$(0.3)	$(3.3)		$--	$3.3
Prior service costs	1.1	8.3		--	--		--	--
Amortization of prior service cost	(1.3)	--		--	--		--	--
Amortization of net actuarial loss (gain)	(2.0)	--		0.2	--		(0.3)	--

	$17.8	$35.1		$(0.1)	$(3.3)		$(0.3)	$3.3

Weighted-average assumptions as of September 30
Discount rate	6.00%	5.76%	5.25%	5.90%	5.00%	5.00%	6.00%	5.75%	5.25%
Expected return on plan assets	8.00%	8.25%	8.25%	6.20%	6.00%	6.00%	n/a	n/a	n/a
Rate of compensation increase	4.39%	4.57%	4.50%	4.20%	4.20%	3.80%	n/a	n/a	n/a

        Included in accumulated other comprehensive income at September 30, 2008 are prior service costs of $1.3 million ($0.8 million net of tax) and unrecognized net actuarial losses of $2.4 million ($1.4 million net of tax) expected to be recognized in pension and SERP net periodic benefit costs during the year ended September 30, 2009.

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 8.5% in fiscal 2008, declining to 5.5% in fiscal 2014. If the health care cost trend rate was increased by 1%, the accumulated postretirement benefit obligation at September 30, 2008 would increase by $3.7 million and net periodic postretirement benefit cost for fiscal 2008 would increase by $0.6 million. A corresponding decrease of 1% would decrease the accumulated postretirement benefit obligation at September 30, 2008 by $3.3 million and net periodic postretirement benefit cost for fiscal 2008 would decrease by $0.5 million.

        The Company’s Board of Directors has appointed an Investment Committee (“Committee”) to manage the investment of the Company’s pension plan assets. The Committee has established and operates under an Investment Policy. The Committee determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets and an advisor to monitor the performance of the investment managers. The Investment Policy prohibits certain investment transactions, such as commodity contracts, margin transactions, short selling and investments in Company securities, unless the Committee gives prior approval.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The weighted average of the Company’s and its subsidiaries’ pension plan asset allocations and target allocations at September 30, 2008 and 2007, by asset category, were as follows:

U.S. Plans				Non-U.S. Plans
	Target %	2008	2007		Target %	2008	2007
Asset Category				Asset Category
Fixed income	30% - 40%	45%	36%	UK equities	25%	29%	33%
Large-cap growth	25% - 35%	24%	30%	Non-UK equities	25%	29%	33%
Large-cap value	5% - 15%	9%	11%	Government bonds	35%	27%	24%
Mid-cap value	5% - 15%	11%	12%	Corporate bonds	15%	15%	10%
Small-cap value	5% - 15%	11%	11%
Venture capital	0% - 5%	0%	0%

		100%	100%			100%	100%

        The plans’ investment strategy is based on an expectation that, over time, equity securities will provide higher total returns than debt securities. The plans primarily minimize the risk of large losses through diversification of investments by asset class, by investing in different styles of investment management within the classes and by using a number of different investment managers. The Committee monitors the asset allocation and investment performance monthly, with a more comprehensive quarterly review with its advisor and annual reviews with each investment manager.

        The plans’ expected return on assets is based on management’s and the Committee’s expectations of long-term average rates of return to be achieved by the plans’ investments. These expectations are based on the plans’ historical returns and expected returns for the asset classes in which the plans are invested.

        The Company’s policy is to fund the pension plans in amounts that comply with contribution limits imposed by law. The Company expects to contribute approximately $5.0 million to $10.0 million to its pension plans and an additional $2.5 million to its postretirement benefit plans in fiscal 2009. However, due to significant declines in global financial market conditions, the Company may be required to make additional contributions in fiscal 2009. The Company’s estimated future benefit payments under Company sponsored plans were as follows (in millions):

Fiscal Year Ending	Pension Benefits			Other Postretirement
September 30,	U.S. Plans	Non-U.S. Plans	Non-Qualified	Benefits

2009	$3.1	$0.3	$6.0	$2.5
2010	3.8	0.3	0.4	2.3
2011	4.5	0.9	0.4	2.4
2012	5.1	0.7	0.9	2.4
2013	5.8	0.7	1.8	2.5
2014-2018	42.0	6.5	12.5	14.6

        401(k) Plans — The Company has defined contribution 401(k) plans covering substantially all domestic employees. The plans allow employees to defer 2% to 19% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions which are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for Company matching and discretionary contributions were $18.8 million, $13.7 million and $3.8 million in fiscal 2008, 2007 and 2006, respectively. The Company’s contributions increased in fiscal 2007 as a result of the increase in employees related to the acquisition of JLG.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes

        Pre-tax income (loss) from operations was taxed in the following jurisdictions (in millions):

	Fiscal Year Ended September 30,
	2008	2007	2006
Domestic	$274.0	$354.2	$315.3
Foreign	(83.6)	41.5	9.6

	$190.4	$395.7	$324.9

        Significant components of the provision (credit) for income taxes were as follows (in millions):

	Fiscal Year Ended September 30,
	2008	2007	2006
Allocated to Income Before Equity in Earnings
of Unconsolidated Affiliates and Minority Interest
Current:
Federal	$104.3	$99.1	$123.0
Foreign	18.1	11.6	5.4
State	6.1	11.0	12.4

Total current	128.5	121.7	140.8

Deferred:
Federal	(1.7)	16.0	(16.8)
Foreign	(8.6)	(4.3)	(0.9)
State	(0.1)	1.8	(1.9)

Total deferred	(10.4)	13.5	(19.6)

	$118.1	$135.2	$121.2

Allocated to Other Comprehensive Income
Deferred federal, state and foreign	$(21.2)	$(25.3)	$22.1

        The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense was:

	Fiscal Year Ended September 30,
	2008	2007	2006
Effective Rate Reconciliation
U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net	3.1	1.5	3.3
Foreign taxes	(0.8)	(0.9)	(0.2)
Non-deductible intangible asset impairment charge	30.8	--	--
European tax incentive	(11.0)	(1.9)	--
Valuation allowance	5.1	1.6	0.5
Tax credits	(0.1)	(1.7)	(1.0)
Manufacturing deduction	(2.7)	(0.8)	(0.7)
Other, net	2.6	1.4	0.4

	62.0%	34.2%	37.3%

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company is party to a tax incentive agreement (“incentive”) covering certain of its European operations. The incentive provides for a reduction in the Company’s effective income tax rate through allowable deductions that are subject to recapture to the extent that certain conditions are not met, including a requirement to have minimum cumulative operating income over a multiple-year period ending in fiscal 2013. In fiscal 2008 and 2007, as a result of this incentive, the Company recognized €40.2 million and €16.5 million of deductions, respectively, which resulted in a $20.9 million and $7.5 million reduction, respectively, in the Company’s provision for income taxes. Should the Company reach the maximum level of cumulative operating income under this incentive, aggregate additional deductions of €56.8 million would be available to offset the Company’s future taxable income, although the amount of deductions allowed in any particular tax year are limited by the incentive.

        Deferred income tax assets and liabilities were comprised of the following (in millions):

	September 30,
	2008	2007
Deferred Tax Assets and Liabilities
Deferred tax assets:
Other long-term liabilities	$77.2	$15.2
Net operating losses	40.7	22.0
Accrued warranty	26.6	28.8
Other current liabilities	25.3	33.9
Other long-term assets	--	24.8
Payroll-related obligations	10.5	11.6
Receivables	6.1	9.0
Other	0.6	2.8

Gross deferred tax assets	187.0	148.1
Less valuation allowance	(27.6)	(14.3)

Deferred tax assets	159.4	133.8
Deferred tax liabilities:
Intangible assets	332.2	343.7
Investment in unconsolidated partnership	18.7	20.1
Property, plant and equipment	45.8	29.5
Other	5.0	3.1

Deferred tax liabilities	401.7	396.4

Net deferred tax liability	$(242.3)	$(262.6)

        The net deferred tax liability is classified in the Consolidated Balance Sheets as follows (in millions):

	September 30,
	2008	2007
Current net deferred tax asset	$66.6	$77.5
Non-current net deferred tax liability	(308.9)	(340.1)

	$(242.3)	$(262.6)

        As of September 30, 2008, the Company had $141.2 million of net operating loss carryforwards available to reduce future taxable income of certain foreign subsidiaries that are primarily from countries with carryforward periods ranging from eight years to an unlimited period. In addition, the Company had $91.3 million of state net operating loss carryforwards, which are subject to expiration from 2009 to 2028. The deferred tax assets for foreign and state net operating loss carryforwards were $35.7 million and $5.0 million, respectively, and are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies and projections of future taxable income. As a result of this analysis, the Company recorded a valuation allowance against the foreign and state deferred tax assets of $23.8 million and $3.8 million, respectively.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested. At September 30, 2008, these earnings amounted to $172.6 million. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. Federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

        The Company adopted the provisions of FIN 48 on October 1, 2007. The adoption of FIN 48 resulted in a $2.9 million charge to retained earnings as of October 1, 2007 and the reclassification of $30.0 million in liabilities related to uncertain tax positions in the Company’s Consolidated Balance Sheet from income taxes payable to other long-term assets and long-term liabilities of $6.2 million and $36.2 million, respectively. As of September 30, 2008, the Company’s liability for gross uncertain tax positions, excluding interest and penalties, was $59.7 million. Excluding interest and penalties, net unrecognized tax benefits of $19.7 million would affect the Company’s effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2008 is as follows (in millions):

Balance at October 1, 2007	$48.0
Additions for tax positions related to current year	7.3
Additions for tax positions related to prior years	8.9
Reductions for tax positions of prior years	(7.3)
Settlements	(7.1)
Lapse of statute of limitations	(1.0)

Balance at September 30, 2008	$48.8

        The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes in the Company’s Consolidated Statements of Income. During the fiscal years ended September 30, 2008, 2007 and 2006, the Company recognized $2.7 million, $0.8 million and $(0.1) million in interest and penalties, respectively. At September 30, 2008 and 2007, the Company had accruals for the payment of interest and penalties of $12.2 million and $4.2 million, respectively. The amount of unrecognized tax benefits is expected to change by approximately $2.0 million in the next twelve months.

        The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. The Company’s taxable years ended September 30, 2006 and 2007 are currently under audit by the Internal Revenue Service.

        Prior to its acquisition by the Company, JLG had received notices of audit adjustments totaling $7.1 million from the Pennsylvania Department of Revenue (“PA”) in connection with audits of income tax returns filed by JLG for fiscal years 1999 through 2003. The adjustments proposed by PA consist primarily of the disallowance of a royalty deduction taken on JLG’s income tax returns. The Company made a $2.3 million payment on May 27, 2008 to the PA in complete satisfaction of the audit, inclusive of interest.

19. Contingencies, Significant Estimates and Concentrations

        Securities Class Action — On September 19, 2008, a purported shareholder of the Company filed a complaint seeking certification of a class action lawsuit in the United States District Court for the Eastern District of Wisconsin docketed as Iron Workers Local No. 25 Pension Fund on behalf of itself and all others similarly situated v. Oshkosh Corporation and Robert G. Bohn. The lawsuit alleges, among other things, that the Company violated the Securities Exchange Act of 1934 by making materially inadequate disclosures and material omissions leading to the Company’s issuance of revised earnings guidance and announcement of an impairment charge on June 26, 2008. Since the initial lawsuit, other suits containing substantially similar allegations were filed (all suits hereafter referred to as the “Actions”). The Company believes the Actions to be entirely without merit and plans to vigorously defend against the Actions.

        Environmental — As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third-party disposal and recycling facilities, which are licensed by appropriate governmental agencies. In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency (“EPA”) or a state environmental agency for remediation. Under the Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, each potentially responsible party (“PRP”) that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up these sites. Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup costs. The Company has been named a PRP with regard to three multiple-party sites. Based on current estimates, the Company believes its liability at these sites will not be material and any responsibility of the Company is adequately covered through established reserves.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        At September 30, 2008 and 2007, the Company had reserves of $3.9 million and $4.1 million, respectively, for losses related to environmental matters that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

        Personal Injury Actions and Other — Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $3.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2008 and 2007, the reserve for product and general liability claims was $47.3 million and $51.6 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

        Market Risks — The Company is contingently liable under bid, performance and specialty bonds totaling $283.4 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $23.8 million at September 30, 2008.

        Other Matters — The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings that arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

        At September 30, 2008, approximately 26% of the Company’s workforce was covered under collective bargaining agreements.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company derives a significant portion of its revenue from the DoD, as follows (in millions):

	Fiscal Year Ended September 30,
	2008	2007	2006
DoD	$2,051.3	$1,435.4	$1,189.6
Foreign military sales	17.5	22.1	21.2

Total DoD sales	$2,068.8	$1,457.5	$1,210.8

        No other customer represented more than 10% of sales for fiscal 2008, 2007 and 2006.

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

20. Business Segment Information

        The Company is organized into four reportable segments based on the internal organization used by management for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained. The Company’s segments are as follows:

        Access Equipment: This segment consists of JLG. JLG manufactures aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights for sale worldwide. Access equipment customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and the U.S. military. Sales to one customer accounted for 14.8% of the segment’s sales for the year ended September 30, 2007.

        Defense: This segment consists of a division of Oshkosh that manufactures heavy- and medium-payload tactical trucks and supply parts and services for the U.S. military and for other militaries around the world. Sales to the DoD accounted for 96.0%, 92.0% and 85.7% of the segment’s sales for the years ended September 30, 2008, 2007 and 2006, respectively.

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

        Commercial: This segment includes McNeilus, Geesink, CON-E-CO, London, IMT and the commercial division of Oshkosh. McNeilus, CON-E-CO, London and Oshkosh manufacture, market and distribute concrete mixers, portable concrete batch plants and vehicle and vehicle body components. McNeilus and Geesink manufacture, market and distribute refuse collection vehicles and components and Geesink manufactures and markets waste collection systems and components. IMT is a manufacturer of field service vehicles and truck-mounted cranes for niche markets. Sales are made primarily to commercial and municipal customers in the Americas and Europe.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate and other” includes corporate office expenses, including share-based compensation, results of insignificant operations, intersegment eliminations and income and expense not allocated to reportable segments. Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment and certain other assets pertaining to corporate activities. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements.

        Selected financial information concerning the Company’s product lines and reportable segments is as follows (in millions):

	Fiscal Year Ended September 30,
	2008			2007			2006
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment(a)
Aerial work platforms	$1,997.9	$--	$1,997.9	$1,493.7	$--	$1,493.7	$--	$--	$--
Telehandlers	747.0	--	747.0	796.8	--	796.8	--	--	--
Other	341.0	--	341.0	249.0	--	249.0	--	--	--

Total access equipment	3,085.9	--	3,085.9	2,539.5	--	2,539.5	--	--	--
Defense	1,882.2	9.7	1,891.9	1,412.1	4.4	1,416.5	1,311.9	5.3	1,317.2
Fire & emergency	1,146.5	46.3	1,192.8	1,107.4	34.8	1,142.2	925.8	35.7	961.5
Commercial
Concrete placement	367.2	1.4	368.6	619.3	--	619.3	697.9	0.6	698.5
Refuse collection	576.2	10.1	586.3	527.4	--	527.4	476.0	--	476.0
Other	80.3	1.8	82.1	101.6	--	101.6	15.8	--	15.8

Total commercial	1,023.7	13.3	1,037.0	1,248.3	--	1,248.3	1,189.7	0.6	1,190.3
Intersegment eliminations	--	(69.3)	(69.3)	--	(39.2)	(39.2)	--	(41.6)	(41.6)

Consolidated	$7,138.3	$--	$7,138.3	$6,307.3	$--	$6,307.3	$3,427.4	$--	$3,427.4

(a)	Fiscal 2007 access equipment disclosures include the results of JLG subsequent to December 6, 2006, the date of acquisition.

	Fiscal Year Ended September 30,
	2008	2007	2006
Operating income (expense):
Access equipment	$360.1	$268.4	$--
Defense	265.2	245.0	242.2
Fire & emergency	93.9	107.5	90.0
Commercial (a)	(204.0)	57.7	66.2
Corporate and other	(108.9)	(88.3)	(72.5)

Consolidated	406.3	590.3	325.9
Interest expense net of interest income	(205.0)	(194.5)	(0.8)
Miscellaneous other income (expense)	(10.9)	(0.1)	(0.2)

Income before provision for income taxes,
equity in earnings of unconsolidated affiliates
and minority interest	$190.4	$395.7	$324.9

(a)	Fiscal 2008 results include a goodwill impairment charge of $167.4 million and a long-lived asset charge of $7.8 million. See Note 8 of the Notes to Consolidated Financial Statements for a discussion of the charges.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30,
	2008	2007	2006
Depreciation and amortization:
Access equipment	$91.4	$76.1	$--
Defense	10.2	7.1	6.5
Fire & emergency	18.6	17.2	12.7
Commercial	25.3	22.1	18.0
Corporate and other	7.4	6.5	0.3

Consolidated	$152.9	$129.0	$37.5

Capital expenditures:
Access equipment	$63.9	$46.1	$--
Defense	18.9	17.6	12.6
Fire & emergency	9.3	16.1	26.9
Commercial	26.2	22.2	16.5

Consolidated	$118.3	$102.0	$56.0

	September 30,
	2008	2007	2006
Identifiable assets:
Access equipment
U.S.	$2,757.4	$2,845.0	$--
Europe (a)	1,108.4	1,032.1	--
Rest of world	123.0	282.5	--

Total access equipment	3,988.8	4,159.6	--
Defense - U.S.	299.0	251.5	244.1
Fire & emergency
U.S.	756.2	761.3	732.1
Europe	123.8	119.0	120.1

Total fire & emergency	880.0	880.3	852.2
Commercial:
U.S.	631.2	670.3	731.4
Other North America (a)	32.5	34.5	25.3
Europe (b)	170.0	306.8	257.7

Total Commercial	833.7	1,011.6	1,014.4
Corporate and other - U.S.	80.0	96.8	0.2

Consolidated	$6,081.5	$6,399.8	$2,110.9

(a)	Includes investment in unconsolidated affiliates.

(b)	September 30, 2008 results reflect the June 2008 goodwill impairment charge of $167.4 million and a long-lived asset impairment charge of $7.8 million. See Note 8 of the Notes to Consolidated Financial Statements for a discussion of the charges.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2008	2007	2006
Net sales:
United States	$4,997.2	$4,745.5	$2,820.6
Other North America	180.6	212.8	76.3
Europe, Africa and Middle East	1,544.1	1,083.7	431.8
Rest of world	416.4	265.3	98.7

Consolidated	$7,138.3	$6,307.3	$3,427.4

21. Unaudited Quarterly Results (in millions, except per share amounts)

	Fiscal Year Ended September 30, 2008				Fiscal Year Ended September 30, 2007
	4th Quarter	3rd Quarter(a)	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Net sales	$1,896.5	$1,969.3	$1,772.6	$1,499.9	$1,792.4	$1,847.3	$1,660.7	$1,006.8
Gross income	279.9	328.2	323.1	252.0	327.3	328.4	274.3	172.7
Net income (loss)	53.6	(84.3)	72.6	37.3	85.4	90.6	50.9	41.2
Earnings (loss) per share:
Basic	$0.72	$(1.14)	$0.98	$0.51	$1.16	$1.23	$0.69	$0.56
Diluted	0.72	(1.14)	0.97	0.50	1.14	1.21	0.68	0.55
Common Stock per share dividends	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10

(a)	Results for the third quarter of fiscal 2008 include a goodwill impairment charge of $167.4 million and a long-lived asset charge of $7.8 million. See Note 8 of the Notes to Consolidated Financial Statements for a discussion of the charges.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.	CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

        The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of September 30, 2008, the Company’s internal controls over financial reporting were effective based on that framework.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, which is included herein.

        Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

        Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

        The Company has no information to report pursuant to Item 9B.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information to be included under the captions “Governance of the Company – The Board of Directors,” “Governance of the Company – Committees of the Board of Directors – Audit Committee” and “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 3, 2009, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this report.

        The Company has adopted the Oshkosh Corporation Code of Ethics Applicable to Directors and Senior Executives that applies to the Company’s Directors, the Company’s Chairman of the Board and Chief Executive Officer, the Company’s President and Chief Operating Officer, the Company’s Executive Vice President and Chief Financial Officer, the Company’s Senior Vice President Finance and Controller and other persons performing similar functions. The Company has posted a copy of the Oshkosh Corporation Code of Ethics Applicable to Directors and Senior Executives on the Company’s website at www.oshkoshcorporation.com, and any such Code of Ethics is available in print to any shareholder who requests it from the Company’s Secretary. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Oshkosh Corporation Code of Ethics Applicable to Directors and Senior Executives by posting such information on its website at www.oshkoshcorporation.com.

        The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report.

ITEM 11.	EXECUTIVE COMPENSATION

        The information to be included under the captions “Report of the Human Resources Committee,” “Executive Compensation” and “Director Compensation” contained in the Company’s definitive proxy statement for the annual meeting of shareholders on February 3, 2009, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information to be included under the caption “Stock Ownership – Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 3, 2009, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Equity Compensation Plan Information

        The following table provides information about the Company’s equity compensation plans as of September 30, 2008.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants rights and performance share awards (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans
approved by security holders
	4,525,572	$26.90	507,895
Equity compensation plans not
approved by security holders
	--	n/a	--

Total	4,525,572	$26.90	507,895

(1)	Represents options to purchase the Company’s Common Stock granted under the Company’s 1990 Incentive Stock Plan, as amended, and the Company’s 2004 Incentive Stock and Awards Plan, both of which were approved by the Company’s shareholders.

(2)	Excludes 63,816 shares of nonvested Common Stock subject to a three-year vesting period, previously issued under the Company’s 2004 Incentive Stock and Awards Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information to be included under the caption “Governance of the Company – The Board of Directors,” “Executive Compensation – Pension Benefits,” “Executive Compensation – Potential Payments Upon Termination or Change in Control” and “Governance of the Company – Policies and Procedures Regarding Related Person Transactions” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 3, 2009, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information to be included under the caption “Report of the Audit Committee” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 3, 2009, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1.	Financial Statements: The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm included in the Annual Report to Shareholders for the fiscal year ended September 30, 2008, are contained in Item 8:

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended September 30, 2008, 2007 and 2006
Consolidated Balance Sheets at September 30, 2008 and 2007
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006
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

OSHKOSH CORPORATION
November 14, 2008	By /S/ Robert G. Bohn
Robert G. Bohn, Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

November 14, 2008	By /S/ Robert G. Bohn
Robert G. Bohn, Chairman and Chief Executive Officer
(Principal Executive Officer)
November 14, 2008	By /S/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
November 14, 2008	By /S/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller
(Principal Accounting Officer)
November 14, 2008	By /S/ J. William Andersen
J. William Andersen, Director
November 14, 2008	By /S/ Robert A. Cornog
Robert A. Cornog, Director
November 14, 2008	By /S/ Richard M. Donnelly
Richard M. Donnelly, Director
November 14, 2008	By /S/ Frederick M. Franks, Jr.
Frederick M. Franks, Jr., Director
November 14, 2008	By /S/ Michael W. Grebe
Michael W. Grebe, Director
November 14, 2008	By /S/ Kathleen J. Hempel
Kathleen J. Hempel, Director
November 14, 2008	By /S/ Harvey N. Medvin
Harvey N. Medvin, Director
November 14, 2008	By /S/ J. Peter Mosling, Jr.
J. Peter Mosling, Jr., Director
November 14, 2008	By /S/ Craig P. Omtvedt
Craig P. Omtvedt, Director
November 14, 2008	By /S/ Timothy J. Roemer
Timothy J. Roemer, Director
November 14, 2008	By /S/ Richard G. Sim
Richard G. Sim, Director
November 14, 2008	By /S/ Charles L. Szews
Charles L. Szews, Director, President and Chief Operating Officer

SCHEDULE II

OSHKOSH CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended September 30, 2008, 2007 and 2006
(In millions)

Fiscal Year	Balance at Beginning of Year	Acquisitions of Businesses	Additions Charged to Expense	Reductions*	Balance at End of Year
2006	$ 6.4	$ 0.8	$0.3	$(0.5)	$ 7.0

2007**	$7.0	$14.8	$9.9	$(0.7)	$31.0

2008	$31.0	$(4.0)	$2.3	$(4.5)	$24.8

* Represents amounts written off to the reserve, net of recoveries and foreign currency translation adjustments.

** Fiscal 2007 amounts have been adjusted to include reserves on long-term receivables acquired in the JLG acquisition.

OSHKOSH CORPORATION

EXHIBIT INDEX
2008 ANNUAL REPORT ON FORM 10-K

3.1	Amended and Restated Articles of Incorporation of Oshkosh Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).

3.2	By-Laws of Oshkosh Corporation, as amended October 19, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-31371)).

4.1	Credit Agreement, dated December 6, 2006, among Oshkosh Corporation, the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated December 6, 2006 (File No. 1-31371)).

4.2	Rights Agreement, dated as of February 1, 1999, between Oshkosh Corporation and Computershare Investor Services, LLC (as successor to Firstar Bank, N.A.) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, dated as of February 1, 1999 (File No. 0-13886)).

4.3	First Amendment to Rights Agreement, dated as of November 1, 2002, between Oshkosh Corporation, U.S. Bank National Association and Computershare Investor Services, LLC (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 1-31371)).

10.1	Oshkosh Corporation 1990 Incentive Stock Plan, as amended through September 15, 2008.*

10.2	Form of Oshkosh Corporation 1990 Incentive Stock Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-62687)).*

10.3	Form of Oshkosh Corporation 1990 Incentive Stock Plan Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-62687)).*

10.4	Employment Agreement, dated as of October 15, 1998, between Oshkosh Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-13886)).*

10.5	Amendment effective July 1, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-13886)).*

10.6	Second Amendment effective December 31, 2000 to Employment Agreement, dated as of October 15, 1998, between Oshkosh Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 0-13886)).*

10.7	Oshkosh Corporation Executive Retirement Plan, amended and restated effective December 31, 2008.*

10.8	Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Robert G. Bohn and Charles L. Szews (each of the persons identified have signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-13886)).*

10.9	Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Bryan J. Blankfield, Joseph H. Kimmitt, Craig E. Paylor (to be effective December 6, 2008), David M. Sagehorn, W. John Stoddart, Donald H. Verhoff, Michael J. Wuest and Matthew J. Zolnowski (each of the persons identified has signed this form or a form substantially similar).*

10.10	Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Thomas D. Fenner and Wilson R. Jones (each of the persons identified has signed this form or a form substantially similar).*

10.11	Oshkosh Corporation 2004 Incentive Stock and Awards Plan, as amended through September 15, 2008.*

10.12	Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards prior to September 19, 2005 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-114939)).*

10.13	Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards on and after September 19, 2005 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.14	Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards prior to September 19, 2005 (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-114939)).*

10.15	Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards on and after September 19, 2005 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.16	Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 14, 2004 (File No. 1-31371)).*

10.17	Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 1, 2005 (File No. 1-31371)).*

10.18	Summary of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.19	Employment Agreement, dated as of March 20, 2007, between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 20, 2007 (File No. 1-31371)).*

10.20	Confidentiality and Loyalty Agreement, dated as of March 20, 2007, between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 20, 2007 (File No. 1-31371)).*

10.21	Resolutions of the Human Resources Committee of the Board of Directors of Oshkosh Corporation, adopted September 17, 2007, approving terms of performance share awards under the Oshkosh Corporation 2004 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-31371)).*

10.22	Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.23	Oshkosh Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.24	JLG Industries, Inc. Supplemental Executive Retirement Plan, as amended effective December 31, 2008.*

10.25	JLG Industries, Inc. Executive Deferred Compensation Plan, as amended effective December 31, 2008.*

10.26	JLG Industries, Inc. Executive Severance Plan, as amended and restated effective October 15, 2006.*

10.27	JLG Industries, Inc. Executive Severance Plan Participation Agreement, dated as of October 14, 2006, between JLG Industries, Inc. and Craig E. Paylor.*

11	Computation of per share earnings (contained in Note 16 of “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008).

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 14, 2008.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 14, 2008.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 14, 2008.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 14, 2008.

*Denotes a management contract or compensatory plan or arrangement.