Form 10-Q
period 2008-12-31
OSHKOSH CORP
filed 2009-01-30
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

Yes [   ] No [X]

As of January 26, 2009, 74,431,820 shares of the Registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED DECEMBER 31, 2008

		Page
	PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Consolidated Statements of Income for the
	Three Months Ended December 31, 2008 and 2007	3
	Condensed Consolidated Balance Sheets at
	December 31, 2008 and September 30, 2008	4
	Condensed Consolidated Statement of Shareholders’ Equity for the
	Three Months Ended December 31, 2008	5
	Condensed Consolidated Statements of Cash Flows for the
	Three Months Ended December 31, 2008 and 2007	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	24
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4.	CONTROLS AND PROCEDURES	32
	PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	33
ITEM 1A.	RISK FACTORS	33
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36
ITEM 6.	EXHIBITS	37
SIGNATURES		38
EXHIBIT INDEX		39

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION
Condensed Consolidated Statements of Income
(In millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2008	2007
Net sales	$1,386.1	$1,499.9
Cost of sales	1,234.7	1,247.9

Gross income	151.4	252.0
Operating expenses:
Selling, general and administrative	118.0	123.4
Amortization of purchased intangibles	16.3	18.7

Total operating expenses	134.3	142.1

Operating income	17.1	109.9
Other income (expense):
Interest expense	(44.8)	(56.3)
Interest income	1.7	1.8
Miscellaneous, net	2.9	(2.1)

	(40.2)	(56.6)

(Loss) income before (benefit) provision for income taxes,
equity in earnings of unconsolidated
affiliates and minority interest	(23.1)	53.3
(Benefit) provision for income taxes	(1.8)	18.1

(Loss) income before equity in earnings
of unconsolidated affiliates
and minority interest	(21.3)	35.2
Equity in earnings of unconsolidated
affiliates, net of income taxes	0.5	1.8
Minority interest, net of income taxes	0.2	0.3

Net (loss) income	$(20.6)	$37.3

(Loss) earnings per share:
Basic	$(0.28)	$0.51
Diluted	$(0.28)	$0.50

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts; unaudited)

	December 31, 2008	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$260.8	$88.2
Receivables, net	711.0	997.8
Inventories, net	991.2	941.6
Deferred income taxes	73.7	66.6
Other current assets	63.4	58.2

Total current assets	2,100.1	2,152.4
Investment in unconsolidated affiliates	38.9	38.1
Property, plant and equipment, net	441.9	453.3
Goodwill	2,265.7	2,274.1
Purchased intangible assets, net	1,039.5	1,059.9
Other long-term assets	100.9	103.7

Total assets	$5,987.0	$6,081.5

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$49.7	$93.5
Accounts payable	570.6	639.9
Customer advances	415.1	296.8
Payroll-related obligations	77.4	104.8
Income taxes payable	7.7	11.1
Accrued warranty	86.0	88.3
Other current liabilities	244.1	228.8

Total current liabilities	1,450.6	1,463.2
Long-term debt, less current maturities	2,642.8	2,680.5
Deferred income taxes	301.8	308.9
Other long-term liabilities	273.3	237.0
Commitments and contingencies
Minority interest	2.9	3.3
Shareholders’ equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized;
none issued and outstanding)	--	--
Common Stock ($.01 par value; 300,000,000 shares authorized;
74,545,337 issued)	0.7	0.7
Additional paid-in capital	252.0	250.7
Retained earnings	1,054.9	1,082.9
Accumulated other comprehensive income	9.4	55.7
Common Stock in treasury, at cost (116,499 shares)	(1.4)	(1.4)

Total shareholders’ equity	1,315.6	1,388.6

Total liabilities and shareholders’ equity	$5,987.0	$6,081.5

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock in Treasury at Cost	Total
Balance at September 30, 2008	$0.7	$250.7	$1,082.9	$55.7	$(1.4)	$1,388.6
Net loss	--	--	(20.6)	--	--	(20.6)
Change in fair value of derivative
instruments, net of tax of $15.2	--	--	--	(24.5)	--	(24.5)
Minimum pension liability adjustment,
net of tax of $0.4	--	--	--	0.6	--	0.6
Currency translation adjustments	--	--	--	(22.4)	--	(22.4)
Cash dividends ($0.10 per share)	--	--	(7.4)	--	--	(7.4)
Stock-based compensation and
award of nonvested shares	--	1.5	--	--	--	1.5
Other	--	(0.2)	--	--	--	(0.2)

Balance at December 31, 2008	$0.7	$252.0	$1,054.9	$9.4	$(1.4)	$1,315.6

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Condensed Consolidated Statements of Cash Flows
(In millions; unaudited)

	Three Months Ended December 31,
	2008	2007
Operating activities:
Net (loss) income	$(20.6)	$37.3
Other non-cash adjustments	48.7	41.9
Changes in operating assets and liabilities	252.1	9.5

Net cash provided by operating activities	280.2	88.7
Investing activities:
Additions to property, plant and equipment	(9.7)	(19.6)
Additions to equipment held for rental	(5.9)	(4.3)
Proceeds from sale of property, plant and equipment	0.3	2.6
Proceeds from sale of equipment held for rental	0.7	3.3
(Contribution) distribution of capital (to) from
unconsolidated affiliates	(0.7)	0.3
Decrease in other long-term assets	--	0.1

Net cash used by investing activities	(15.3)	(17.6)
Financing activities:
Repayment of long-term debt	(25.2)	(0.4)
Net repayments under revolving credit facility	(55.1)	(6.7)
Proceeds from exercise of stock options	--	0.1
Excess tax benefits from stock-based compensation	--	0.6
Dividends paid	(7.4)	(7.4)

Net cash used by financing activities	(87.7)	(13.8)
Effect of exchange rate changes on cash	(4.6)	0.5

Increase in cash and cash equivalents	172.6	57.8
Cash and cash equivalents at beginning of period	88.2	75.2

Cash and cash equivalents at end of period	$260.8	$133.0

Supplemental disclosures:
Depreciation and amortization	$38.0	$37.3
Cash paid for interest	45.1	56.0
Cash paid for income taxes	9.7	34.1

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Oshkosh Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2008. The interim results are not necessarily indicative of results for the full year.

        New Accounting Standards – Effective October 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact business for the asset or liability, that is, the principal or most advantageous market for the asset or liability. See Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information regarding fair value measurement disclosures.

        Effective October 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS No. 159 did not have an impact on the Company’s results of operations or financial condition as the Company has not elected to measure any financial assets or financial liabilities at fair value which were not previously required to be measured at fair value.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. Acquisition-related transaction and restructuring costs will be expensed rather than treated as acquisition costs and included in the amount recorded for assets acquired. SFAS No. 141R will be effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after October 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141R amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of SFAS No. 141R would also apply the provision of SFAS No. 141R. The Company is currently evaluating the impact of SFAS No. 141R on the Company’s financial condition, results of operations and cash flows.

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	Receivables

        Receivables consisted of the following (in millions):

	December 31, 2008	September 30, 2008
U.S. government
Amounts billed	$171.4	$199.4
Cost and profits not billed	6.3	6.1

	177.7	205.5
Other trade receivables	487.2	738.7
Finance receivables	26.8	26.4
Pledged finance receivables	3.6	3.9
Notes receivables	55.5	61.8
Other receivables	47.5	43.6

	798.3	1,079.9
Less allowance for doubtful accounts	(34.9)	(24.8)

	$763.4	$1,055.1

Current receivables	$711.0	$997.8
Long-term receivables	52.4	57.3

	$763.4	$1,055.1

        Costs and profits not billed generally will become billable upon the Company achieving certain contract milestones.

        Notes receivable include refinancing of trade accounts and finance receivables. As of December 31, 2008, approximately 94% of the notes receivable were due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves if required under the circumstances. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded reserves if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Finance and pledged finance receivables consisted of the following (in millions):

	December 31, 2008	September 30, 2008
Finance receivables	$28.6	$28.8
Pledged finance receivables	3.6	3.9

	32.2	32.7
Estimated residual value	2.1	2.0
Less unearned income	(3.9)	(4.4)

Net finance and pledged finance receivables	30.4	30.3
Less allowance for doubtful accounts	(3.9)	(1.2)

	$26.5	$29.1

        Pledged finance receivables result from the transfer of finance receivables to third parties in exchange for cash. In compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, these transfers are accounted for as debt on the Company’s consolidated balance sheets. As of December 31, 2008, the Company’s maximum loss exposure associated with these transactions was $3.6 million.

        The contractual maturities of the Company’s finance and pledged finance receivables at December 31, 2008 are as follows: 2009 (remaining nine months) — $11.7 million; 2010 — $5.5 million; 2011 — $6.5 million; 2012 — $4.3 million; 2013 — $1.7 million; 2014 — $0.4 million and thereafter — $2.1 million.

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

3.	Inventories

        Inventories consisted of the following (in millions):

	December 31, 2008	September 30, 2008
Raw materials	$463.4	$474.0
Partially finished products	282.9	275.5
Finished products	441.2	419.5

Inventories at FIFO cost	1,187.5	1,169.0
Less: Progress/performance-based payments on
U.S. government contracts	(120.0)	(154.3)
Excess of FIFO cost over LIFO cost	(76.3)	(73.1)

	$991.2	$941.6

        Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

        Inventory includes costs which are amortized to expense as sales are recognized under certain contracts. At December 31, 2008 and September 30, 2008, unamortized costs related to long-term contracts of $4.1 million and $3.3 million, respectively, were included in inventory.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Investments in Unconsolidated Affiliates

        Investments in unconsolidated affiliates are accounted for under the equity method, and consisted of the following (in millions):

	Percent- owned	December 31, 2008	September 30, 2008
OMFSP (U.S.)	50%	$16.7	$16.0
RiRent (The Netherlands)	50%	15.3	15.4
Mezcladoras (Mexico)	49%	6.9	6.7

		$38.9	$38.1

        The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings, net of related income taxes, are reflected in Equity in Earnings of Unconsolidated Affiliates.

        In February 1998, concurrent with the Company’s acquisition of McNeilus, the Company and an unaffiliated third party, BA Leasing & Capital Corporation, formed Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), a general partnership, for the purpose of offering lease financing to certain customers of the Company. Each partner contributed existing lease assets (and, in the case of the Company, related notes payable to third-party lenders, which were secured by such leases) to capitalize the partnership. Leases and related notes payable contributed by the Company were originally acquired in connection with the McNeilus acquisition.

        OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to certain customers of the Company. The Company sells vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers. The Company’s sales to OMFSP were $9.1 million and $11.6 million for the three months ended December 31, 2008 and 2007, respectively. Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 4.0% to 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% to 6.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. All such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of Financial Accounting Standards Board Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

        The Company and an unaffiliated third party are joint venture partners in RiRent Europe, B.V. (“RiRent”). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company’s sales to RiRent were $0.9 million and $15.2 million for the three months ended December 31, 2008 and 2007, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Property, Plant and Equipment

        The following table presents details of the Company’s property, plant and equipment (in millions):

	December 31, 2008	September 30, 2008
Land and land improvements	$46.6	$47.3
Buildings	217.4	219.0
Machinery and equipment	436.0	433.1
Equipment on operating lease to others	60.0	57.0

	760.0	756.4
Less accumulated depreciation	(318.1)	(303.1)

	$441.9	$453.3

        Depreciation expense was $20.2 million and $16.9 million for the three months ended December 31, 2008 and 2007, respectively. Equipment on operating lease to others represents the cost of equipment sold to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease to others at December 31, 2008 and September 30, 2008 was $43.4 million and $41.1 million, respectively.

6.	Goodwill and Purchased Intangible Assets

        The following table presents the changes in goodwill during the three months ended December 31, 2008 (in millions):

	September 30, 2008	Translation	Other	December 31, 2008
Access equipment	$1,845.9	$(6.6)	$--	$1,839.3
Fire & emergency	231.0	(1.5)	--	229.5
Commercial	197.2	(0.3)	--	196.9

Total	$2,274.1	$(8.4)	$--	$2,265.7

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Details of the Company’s total purchased intangible assets are as follows (in millions):

	December 31, 2008
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(16.8)	$38.6
Non-compete	10.4	57.1	(47.1)	10.0
Technology-related	11.9	112.8	(31.9)	80.9
Customer relationships	12.6	591.1	(101.7)	489.4
Other	12.0	16.7	(9.2)	7.5

	14.1	833.1	(206.7)	626.4
Non-amortizable tradenames		413.1	--	413.1

Total		$1,246.2	$(206.7)	$1,039.5

	September 30, 2008
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(16.5)	$38.9
Non-compete	10.4	57.2	(45.9)	11.3
Technology-related	11.9	113.1	(29.6)	83.5
Customer relationships	12.6	595.3	(90.4)	504.9
Other	12.0	16.7	(8.8)	7.9

	14.1	837.7	(191.2)	646.5
Non-amortizable tradenames		413.4	--	413.4

Total		$1,251.1	$(191.2)	$1,059.9

        Excluding the impact of any future acquisitions, the estimated future amortization expense of purchased intangible assets for the six years succeeding September 30, 2008 are as follows: 2009 (remaining nine months) — $47.7 million; 2010 — $63.2 million; 2011 — $62.6 million; 2012 — $62.4 million; 2013 — $60.5 million and 2014 — $57.4 million.

        During the fourth quarter of fiscal 2008, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally trade names) and concluded that no impairment had occurred subsequent to the Company’s impairment charges in the third quarter of fiscal 2008. The Company’s Common Stock price declined significantly during fiscal 2008 and into the first quarter of fiscal 2009. While up from its lows during the middle of the first quarter of fiscal 2009, the market capitalization of the Company remains below the book value of the Company. The Company has considered the near-term effects of the global recession and credit crisis including, but not limited to, significantly lower near-term order rates in many of its businesses and its depressed stock price. The Company operates in some highly cyclical markets. Sharp rises and declines in demand occur regularly in these markets and aren’t necessarily indicative of a decline in the long-term value of a business. It is the Company’s belief that order rates within these businesses, along with the Company’s stock price, will rebound along with the eventual improvement in the U.S. and world economies. For this and other reasons, the Company believes that the long-term economic outlook of the Company’s reporting units is not materially different than assumed at the annual impairment analysis date and therefore the Company did not perform interim impairment testing during the first quarter of fiscal 2009.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        The Company’s stock price and any estimated control premium are factors impacting the assessment of the fair value of the Company’s underlying reporting units for purposes of performing any goodwill impairment assessment. The Company’s stock price can be affected by, among other things, changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations relating to future results. Significant turmoil in the financial markets and continued weakening of macroeconomic conditions globally contributed to volatility in the Company’s stock price over the last 9 to 12 months. The Company’s Common Stock price fluctuated from a high of $13.16 to a low of $3.92 during the first quarter of fiscal 2009. If the Company’s stock price remains depressed and the Company’s market capitalization remains below the Company’s carrying value for a sustained period, then it is possible that this may be an indicator of goodwill impairment, at which time, the Company would need to perform a goodwill impairment test. Furthermore, higher than expected operating losses at the Company’s reporting units during the second or third quarters of fiscal 2009 or changes in expectations related to the depth and duration of the global recession and credit crisis could cause the Company to perform an interim impairment test prior to the next annual testing date in the fourth quarter of fiscal 2009. A non-cash goodwill impairment charge would have the effect of decreasing the Company’s earnings or increasing the Company’s losses in such period. If the Company is required to take a substantial impairment charge, then its operating results would be materially adversely affected in such period.

7.	Credit Agreements

        The Company was obligated under the following debt instruments (in millions):

	December 31, 2008	September 30, 2008
Senior Secured Facility:
Revolving line of credit	$--	$47.3
Term loan A	387.5	387.5
Term loan B	2,289.0	2,314.0
Limited recourse debt from finance receivables monetizations	3.6	3.9
Other long-term facilities	4.8	5.0

	2,684.9	2,757.7
Less current portion	(42.1)	(77.2)

	$2,642.8	$2,680.5

Current portion of long-term debt	$42.1	$77.2
Other short-term facilities	7.6	16.3

	$49.7	$93.5

        The Company has a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions, which consists of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). Term Loan A requires principal payments of $12.5 million, plus interest, due quarterly through September 2011, with a final principal payment of $262.5 million due December 6, 2011. Term Loan B requires principal payments of $6.5 million, plus interest, due quarterly through September 2013, with a final principal payment of $2,424.5 million due December 6, 2013. At December 31, 2008, outstanding letters of credit of $27.2 million reduced available capacity under the Revolving Credit Facility to $522.8 million. As a result of excess available cash, the Company has prepaid its quarterly principal payments which were originally due in March 2009. In addition, the Company has prepaid all of the remaining quarterly principal payments on Term Loan B, as well as $135.5 million of the final principal payment under Term Loan B.

        The estimated future maturities under the Credit Agreement for the six fiscal years succeeding September 30, 2008 are as follows: 2009 (remaining nine months) — $25.0 million; 2010 — $50.0 million; 2011 — $50.0 million; 2012 — $262.5 million; 2013 — $0.0 million and 2014 — $2,289.0 million.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5% or a bank’s “Prime Rate”) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted-average interest rate on borrowings outstanding at December 31, 2008 was 2.23% and 3.42% for Term Loans A and B, respectively.

        The fair value of the long-term debt is estimated by discounting the future cash flows offered to the Company for similar debt instruments of comparable maturities. At December 31, 2008, the fair values of Term Loans A and B were estimated to be $253.8 million and $1,355.4 million, respectively.

        To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes the variable portion of the interest rate on debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The notional amount of the swap at December 31, 2008 was $1.25 billion and reduces to $0.75 billion on December 6, 2009 and $0.25 billion on December 6, 2010.

        The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the effective portion of the change in fair value of the derivative will be recorded in “Accumulated Other Comprehensive Income”, while any ineffective portion is recorded as an adjustment to interest expense. At December 31, 2008, a loss of $76.9 million ($47.3 million net of tax), representing the fair value of the interest rate swap, was recorded in “Accumulated Other Comprehensive Income”. The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense when the hedged, forecasted interest is recorded. Net gains or losses related to hedge ineffectiveness on the interest rate swap were insignificant for all periods presented.

        Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 5.105% and the counterparty will pay the Company interest on the notional amount at a variable rate equal to 3-month LIBOR. The 3-month LIBOR rate applicable to this agreement was 1.43% at December 31, 2008. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 3-month LIBOR fluctuates. Neither the Company nor the counterparty is required to collateralize its obligations under these swaps. The Company is exposed to loss if the counterparty defaults, however the counterparty is a large Aaa rated global financial institution, as of the date of this filing, and the Company believes that the risk of default is remote.

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

        The Credit Agreement contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement also requires maintenance on a rolling four quarter basis of a maximum leverage ratio (as defined in the Credit Agreement) of 4.25x for fiscal quarters through September 30, 2009, reducing to 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance with these covenants at December 31, 2008.

OSHKOSH CORPORATION
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

        Despite the generation of cash during the first quarter of fiscal 2009, the near term effects of the current global recession and credit crisis on certain of the Company’s segments caused the Company to believe it would likely be in violation of one or more of the financial covenants under its Credit Agreement at the end of the second quarter of fiscal 2009 without an amendment. As a result, the Company is proceeding with a plan to seek an amendment of its Credit Agreement. Based on discussions with its lead banks, the Company expects that an amendment will be concluded in late February or March 2009. The Company expects to incur upfront fees and higher interest costs as a result of any amendment. An amendment could also involve other changes to the Credit Agreement not directly related to changing the relevant financial covenant measures that could restrict the Company’s operations. Such changes could also impair the hedge effectiveness of the interest rate swap and cause any loss recorded in other comprehensive income to be reclassified, net of tax, to current earnings.

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

        Changes in the Company’s warranty liability were as follows (in millions):

	Three Months Ended December 31,
	2008	2007
Balance at beginning of period	$88.3	$88.2
Warranty provisions	13.5	13.5
Settlements made	(15.4)	(15.2)
Changes in liability for pre-existing warranties, net	1.0	(4.7)
Foreign currency translation adjustment	(1.4)	0.3

Balance at end of period	$86.0	$82.1

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

        The Company provides guarantees of certain customers’ obligations under deferred payment contracts and lease payment agreements to third parties. Guarantees provided prior to February 1, 2008 are limited to $1.0 million per year in total. In January 2008, the Company entered into a new guarantee arrangement. Under this arrangement, guarantees are limited to $3.0 million per year for contracts signed after February 1, 2008. These guarantees are mutually exclusive and until the portfolio under the $1.0 million guarantee is repaid, the Company has exposure of up to $4.0 million per year. Both guarantees are supported by the residual value of the underlying equipment. The Company’s actual losses under these guarantees over the last ten years have been negligible. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company has recorded the fair value of all such guarantees issued after January 1, 2003 as a liability and a reduction of the initial revenue recognized on the sale of equipment. Liabilities accrued since January 1, 2003 for such guarantees were not significant.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        In the access equipment segment, the Company is party to multiple agreements whereby it guarantees $155.3 million in indebtedness of others, including $151.3 million maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party debt. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability, among other things, to take possession of the underlying collateral. At December 31, 2008, the Company had recorded $5.6 million of liabilities related to these agreements. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company believes it is unlikely that it would experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations. In the event that occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of those reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions. During an economic downturn, collateral values generally decline and can contribute to higher exposure to losses.

9.	Derivative Financial Instruments and Hedging Activities

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

        At December 31, 2008, the U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with SFAS No. 133 totaled $61.8 million in notional amounts in contracts to sell Euro. These contracts have been designated as cash flow hedges. At December 31, 2008, net unrealized losses (net of related tax effect of $2.9 million) related to forward foreign exchange contracts totaling $4.6 million have been included in accumulated other comprehensive income (loss). All balances are expected to be reclassified from accumulated other comprehensive income (loss) to earnings during the next twelve months due to sales of products whose underlying costs contain purchases denominated in foreign currencies.

        The Company has entered into forward foreign exchange currency contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under SFAS No. 133, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives are included in the Condensed Consolidated Balance Sheet in “Other current assets” and “Other current liabilities.” At December 31, 2008, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $219.7 million in notional amounts, including $136.9 million in contracts to sell Euro and $47.4 million in contracts to sell U.K. pounds sterling, with the remaining contracts covering a variety of foreign currencies.

        To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. See Note 7 of the Notes to Condensed Consolidated Financial Statements for information regarding the interest rate swap.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Fair Value Measurement

        Effective October 1, 2008, the Company implemented SFAS No. 157, which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have an impact on the measurement of the Company’s financial assets and liabilities, but did result in additional disclosures.

        SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than quoted prices other than those included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

        As of December 31, 2008, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

Assets:	Level 1	Level 2	Level 3	Total
Foreign currency exchange derivatives (a)	$--	$1.0	$--	$1.0

Total assets at fair value	$--	$1.0	$--	$1.0

Liabilities:
Foreign currency exchange derivatives (a)	$--	$7.9	$--	$7.9
Interest rate swaps (b)	--	76.9	--	76.9

Total liabilities at fair value	$--	$84.8	$--	$84.8

(a)	Based on observable market transactions of forward currency prices.

(b)	Based on observable market transactions of forward LIBOR rates.

11.	Stock-Based Compensation

        Under the 2004 Incentive Stock and Awards Plan (“the 2004 Plan”), which replaced the 1990 Incentive Stock Plan, as amended (collectively, “equity-based compensation plans”), officers, other key employees and directors may be granted options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Participants may also be awarded grants of nonvested stock and performance shares under the 2004 Plan. Options and nonvested stock awards generally become exercisable ratably on the first, second and third anniversary of the date of grant. There are no vesting provisions tied to performance conditions for any outstanding options and nonvested stock awards. Vesting for all outstanding options or nonvested stock awards is based solely on continued service as an employee of the Company, and awards generally vest upon retirement. Options to purchase shares expire not later than ten years and one month after the grant of the option. Performance share awards vest at the end of the third fiscal year following the grant date and are earned only if the Company’s total shareholder return over the three years compares favorably to that of a comparator group of companies.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        The Company recognizes compensation expense for stock options, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three months ended December 31, 2008 and 2007 was $1.5 million ($1.0 million net of tax) and $4.2 million ($2.9 million net of tax), respectively.

        The Company did not grant any stock-based compensation during the three months ended December 31, 2008 and 2007.

12.	Comprehensive (Loss) Income

        Total comprehensive (loss) income was as follows (in millions):

	Three Months Ended December 31,
	2008	2007
Net (loss) income	$(20.6)	$37.3
Derivative instruments, net of
income taxes	(24.5)	(17.8)
Minimum pension liability adjustment,
net of income taxes	0.6	--
Currency translation adjustments	(22.4)	22.8

Other comprehensive (loss) income	(46.3)	5.0

Comprehensive (loss) income	$(66.9)	$42.3

13.	Earnings Per Share

        The following table sets forth the computation of basic and diluted weighted-average shares used in the denominator of the per share calculations:

	Three Months Ended December 31,
	2008	2007
Basic weighted-average shares outstanding	74,376,460	73,813,805
Effect of dilutive stock options and other
equity-based compensation awards	--	1,168,568

Diluted weighted-average shares outstanding	74,376,460	74,982,373

        Options to purchase 4,324,372 shares of Common Stock and 60,903 non-vested shares were outstanding during the three months ended December 31, 2008, but were excluded from the computation of diluted earnings per share because the net loss for the period caused all potentially dilutive shares to be anti-dilutive. Options to purchase 666,750 shares of Common Stock were outstanding during the three month period ended December 31, 2007, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.	Employee Benefit Plans

        Components of net periodic pension benefit cost were as follows (in millions):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2008	2007	2008	2007
Service cost	$2.6	$2.5	$0.2	$0.3
Interest cost	2.6	2.6	0.3	0.4
Expected return on plan assets	(2.8)	(3.0)	(0.3)	(0.4)
Amortization of prior service cost	0.3	0.3	--	--
Curtailment	1.0	2.0	--	--
Amortization of net actuarial loss	0.6	0.5	--	--

Net periodic benefit cost	$4.3	$4.9	$0.2	$0.3

        The Company expects to contribute approximately $5.0 million to $10.0 million to its pension plans in fiscal 2009 compared to $6.2 million in fiscal 2008.

        Components of net periodic other post-employment benefit costs were as follows (in millions):

	Three Months Ended December 31,
	2008	2007
Service cost	$0.4	$0.5
Interest cost	0.6	0.5
Amortization of net actuarial gains	(0.1)	--

	$0.9	$1.0

        The Company made contributions to fund benefit payments of $0.2 million and $0.2 million for the three-month periods ended December 31, 2008 and 2007, respectively, under its other post-employment benefit plans. The Company estimates additional contributions of approximately $0.8 million will be made under these other post-employment plans prior to the end of fiscal 2009.

15.	Income Taxes

        As of December 31, 2008, the Company’s liability for gross uncertain tax positions, excluding interest and penalties, was $64.4 million. Excluding interest and penalties, net unrecognized tax benefits of $23.7 million would affect the Company’s effective tax rate if recognized.

        The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the (benefit) provision for income taxes in the Company’s Condensed Consolidated Statements of Income. At December 31, 2008, the Company had accrued $13.9 million for the potential payment of interest and penalties on gross unrecognized tax benefits. The Company recognized $0.7 million in the (benefit) provision for income taxes in the Company’s Condensed Consolidated Statements of Income for interest and penalties for the three months ended December 31, 2008.

        The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. The Company’s taxable years ended September 30, 2006 and 2007 are currently under audit by the Internal Revenue Service.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Unrecognized tax benefits related to items that are affected by expiring statutes of limitations within the next twelve months are expected to approximate $4.6 million.

16.	Contingencies, Significant Estimates and Concentrations

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

        At December 31, 2008 and September 30, 2008, the Company had reserves of $3.8 million and $3.9 million, respectively, for losses related to environmental matters that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

        Personal Injury Actions and Other — Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $3.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At December 31, 2008 and September 30, 2008, the reserve for product and general liability claims was $47.4 million and $47.3 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Market Risks — The Company was contingently liable under bid, performance and specialty bonds totaling $336.4 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $27.2 million at December 31, 2008.

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

        In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate and other” includes corporate office expenses, including share-based compensation, results of insignificant operations and intersegment eliminations. Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment and certain other assets pertaining to corporate activities.

        Summarized financial information concerning the Company’s product lines and reportable segments is as follows (in millions):

	Three Months Ended December 31, 2008			Three Months Ended December 31, 2007
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$183.1	$--	$183.1	$379.2	$--	$379.2
Telehandlers	110.7	--	110.7	157.7	--	157.7
Other	74.6	--	74.6	73.6	--	73.6

Total access equipment	368.4	--	368.4	610.5	--	610.5
Defense	541.1	2.7	543.8	397.0	1.3	398.3
Fire & emergency	258.6	12.5	271.1	262.0	10.6	272.6
Commercial
Concrete placement	51.7	1.1	52.8	70.4	--	70.4
Refuse collection	148.3	3.7	152.0	139.9	--	139.9
Other	18.0	9.4	27.4	20.1	--	20.1

Total commercial	218.0	14.2	232.2	230.4	--	230.4
Intersegment eliminations	--	(29.4)	(29.4)	--	(11.9)	(11.9)

Consolidated	$1,386.1	$--	$1,386.1	$1,499.9	$--	$1,499.9

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended December 31,
	2008	2007
Operating income (loss):
Access equipment	$(47.0)	$61.1
Defense	73.7	63.9
Fire & emergency	18.1	22.2
Commercial	(6.8)	(10.2)
Corporate and other	(20.9)	(27.1)

Consolidated operating income	17.1	109.9
Interest expense, net of interest income	(43.1)	(54.5)
Miscellaneous other income (expense)	2.9	(2.1)

(Loss) income before (benefit) provision for income
taxes, equity in earnings of unconsolidated
affiliates and minority interest	$(23.1)	$53.3

	December 31, 2008	September 30, 2008
Identifiable assets:
Access equipment:
U.S.	$2,630.9	$2,757.4
Europe (a)	1,023.3	1,108.4
Rest of world	112.7	123.0

Total access equipment	3,766.9	3,988.8
Defense - U.S.	331.6	299.0
Fire & emergency:
U.S.	723.9	756.2
Europe	108.9	123.8

Total fire & emergency	832.8	880.0
Commercial:
U.S. (a)	596.3	631.2
Other North America (a)	24.9	32.5
Europe	179.9	170.0

Total commercial	801.1	833.7
Corporate and other - U.S. (b)	254.6	80.0

Consolidated	$5,987.0	$6,081.5

(a)	Includes investment in unconsolidated affiliates.

(b)	Includes cash and cash equivalents of $190.4 million and $28.0 million at December 31, 2008 and September 30, 2008, respectively.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Net sales by geographic region based on product shipment destination were as follows (in millions):

	Three Months Ended December 31,
	2008	2007
Net sales:
United States	$1,076.5	$1,068.6
Other North America	25.0	32.0
Europe, Africa and Middle East	207.9	321.8
Rest of world	76.7	77.5

Consolidated	$1,386.1	$1,499.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

        This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview,” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the consequences of financial leverage associated with the JLG acquisition, especially given turmoil in the credit markets, the level of the Company’s borrowing costs and the Company’s ability to successfully amend its credit agreement to provide financial covenant relief; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, especially during a global recession and credit crisis; the Company’s ability to obtain cost reductions on steel and other raw materials following sharp cost increases in 2008, obtain other cost decreases or achieve product selling price increases; the duration of the global recession and its adverse impact on the Company’s share price, which could lead to impairment charges related to many of the Company’s intangible assets; the expected level and timing of U.S. Department of Defense procurement of products and services and funding thereof; risks related to reductions in government expenditures and the uncertainty of government contracts; risks associated with international operations and sales, including foreign currency fluctuations; the Company’s ability to turn around its Geesink Norba Group (“Geesink”) business; risks related to the collectability of receivables during a recession, especially access equipment receivables; and the potential for increased costs relating to compliance with changes in laws and regulations. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2009 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

        All forward-looking statements, including those under the caption “Executive Overview,” speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. The Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

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

Executive Overview

        As previously estimated, the Company incurred a net loss in the first quarter of fiscal 2009. During the quarter, the U.S. and European recessions and credit crisis intensified and spread globally causing sharp downturns in manufacturing orders, nonresidential construction spending and economies generally around the world, which led to significantly lower demand for the Company’s access equipment and concrete placement products compared to both the first quarter of fiscal 2008 and previous Company expectations. As order intake for these businesses deteriorated during the first quarter of fiscal 2009, the Company initiated additional cost reductions beyond actions taken in fiscal 2008 to partially offset the earnings impact of the lower demand.

        While it is difficult to predict with any certainty, the Company now believes that the global recession and credit crisis will continue to negatively impact demand for the Company’s products, in many of its businesses, through at least the remainder of fiscal 2009. Limited credit availability, high unemployment levels, low residential and nonresidential construction spending and other factors are likely to lower capital equipment spending on a wide range of items, including products made by a number of Oshkosh businesses, for the foreseeable future. The Company is encouraged by discussions of a U.S. government economic stimulus plan and believes that certain of its businesses could benefit from any eventual stimulus spending. However, at this time, the Company believes that any significant stimulus impact on its customers and their capital equipment purchase plans would not be evident until at least the second half of calendar 2009.

        The effect of the Company’s revised fiscal 2009 outlook varies greatly among the Company’s individual segments. The Company estimates that weakness in the access equipment market will result in this segment’s fiscal 2009 results to be incrementally worse than the Company’s previous estimates of a 30% decrease in sales and 3.5% to 4.5% operating income margins. The Company estimates that the defense segment performance in fiscal 2009 will be in line with previous estimates of a 20% to 25% increase in sales and operating income margins of 11.5% to 12.0% as the segment continues to receive notification of contract awards. The Company anticipates that the fire & emergency segment in fiscal 2009 will be led by strong growth for Pierce fire trucks and airport vehicles, but that the segment sales and earnings will be limited by additional economic weakness that has impacted the Company’s towing & recovery, mobile medical and broadcast vehicle businesses in the first quarter of fiscal 2009. In the commercial segment, nearly every business has experienced weaker market conditions in the first quarter of fiscal 2009 than previously estimated. Sales of concrete placement products in fiscal 2009 are now expected to be down sharply from the already very low levels of fiscal 2008. While backlog remains strong for the Company’s domestic refuse collection vehicle business, the Company is more cautious that continued economic weakness could begin to affect this business. The Company now believes that a weaker Eurozone will negatively impact European refuse collection vehicle sales. For all of these reasons, the Company believes that the fiscal 2009 results for the commercial segment will be lower than the previous estimates of sales being flat to down 10% and operating income margins of break even.

        As a result of this further weakening in the global economy and demand for the Company’s products, the Company has revised its outlook, causing the Company to believe that it will likely violate a financial covenant at the end of the second quarter of fiscal 2009 without an amendment to the Credit Agreement, as defined below. As a result , the Company is proceeding with a plan to seek an amendment to the Credit Agreement. The Company believes that an amendment will be concluded in late February or March 2009. However, the Company believes that any such amendment to its Credit Agreement will likely involve the payment of upfront fees and higher interest rates on outstanding indebtedness. An amendment could also involve other changes to the Credit Agreement not directly related to changing the relevant financial covenant measures that could restrict the Company’s operations.

        Over the last nine to twelve months, global demand for many of the Company’s products has become increasingly volatile as the recession spread rapidly around the world. Highly volatile commodity prices and foreign currency exchange rates have further complicated the Company’s ability to estimate operating income in certain of its businesses. Accordingly, the Company has withdrawn its previous earnings estimates and will not be issuing new quantitative earnings estimates.

        For the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, sales declined 7.6% and operating income declined 84.5%, which led to decreases in net income and earnings per share of 155.3% and 156.0%, respectively. The significantly lower results in the first quarter of fiscal 2009 were primarily attributable to the Company’s access equipment segment, which experienced sharply lower demand globally, as customers responded to the credit crisis and weaker economic forecasts, and unrecovered raw material cost increases, among other factors. Strong demand for defense vehicles and armor kits helped mitigate the weak access equipment performance.

Results of Operations

Analysis of Consolidated Net Sales

        The following table presents net sales by business segment (in millions):

	First Quarter Fiscal
	2009	2008
Net sales
Access equipment	$368.4	$610.5
Defense	543.8	398.3
Fire & emergency	271.1	272.6
Commercial	232.2	230.4
Intersegment eliminations	(29.4)	(11.9)

Consolidated	$1,386.1	$1,499.9

First Quarter Fiscal 2009 Compared to 2008

        Consolidated net sales decreased 7.6% to $1.39 billion for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

        Access equipment segment net sales decreased 39.7% to $368.4 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Sales reflected substantially lower demand in North America and Europe as customers reduced purchases as a result of the continued slowdown in residential and nonresidential construction activity. Tightening credit markets and increased uncertainty about the direction of global economies also contributed to the lower demand. European equipment sales declined 51% while North American equipment sales were down 45% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

        Defense segment net sales increased 36.5% to $543.8 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The increase was due to the continuing requirements of the Company’s largest customer, the U.S. Department of Defense. During the first quarter of fiscal 2009, the Company experienced a substantial increase in sales of heavy-payload tactical vehicles for the U.S. Army and reducible-height armor kits for Medium Tactical Vehicle Replacement trucks for the U.S. Marine Corps.

        Fire & emergency segment net sales decreased 0.6% to $271.1 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The decrease in sales reflected weak demand for towing and recovery equipment, offset in part by higher sales at the Company’s domestic fire apparatus business. The towing and recovery equipment market has been adversely affected by tough credit markets, and general concern over U.S. economic conditions.

        Commercial segment net sales increased 0.8% to $232.2 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The increase in sales was the result of a 25% increase in domestic refuse collection vehicle sales, offset in part by a 29% decline in sales of concrete placement products as a result of lower construction activity in North America. European refuse collection vehicle sales were down 3.7% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 as a result of unfavorable foreign currency exchange rates. European refuse collection vehicle sales in Euro increased 5.3% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

Analysis of Consolidated Operating Income

        The following table presents operating income (loss) by business segment (in millions):

	First Quarter Fiscal
	2009	2008
Operating income (loss)
Access equipment	$(47.0)	$61.1
Defense	73.7	63.9
Fire & emergency	18.1	22.2
Commercial	(6.8)	(10.2)
Corporate and other	(20.9)	(27.1)

Consolidated operating income	$17.1	$109.9

First Quarter Fiscal 2009 Compared to 2008

        Consolidated operating income decreased 84.5% to $17.1 million, or 1.2% of sales, in the first quarter of fiscal 2009 compared to $109.9 million, or 7.3% of sales, in the first quarter of fiscal 2008. An operating loss in the access equipment segment more than offset higher operating income in the defense segment and lower corporate expenses. Operating income in the first quarter of fiscal 2009 also included $14.3 million of provisions for bad debts and $8.3 million of charges related to cost reduction initiatives.

        The access equipment segment incurred an operating loss of $47.0 million, or 12.8% of sales, for the first quarter of fiscal 2009 compared to operating income of $61.1 million, or 10.0% of sales, in the prior year quarter. The decrease in operating results was primarily the result of significantly lower sales volume, in particular lower aerial work platform sales, coupled with unrecovered raw material cost increases, sharply lower production, a $13.6 million charge for doubtful accounts as a result of the deteriorating worldwide business climate and adverse changes in foreign currency exchange rates.

        Defense segment operating income increased 15.4% to $73.7 million, or 13.6% of sales, in the first quarter of fiscal 2009 compared to $63.9 million, or 16.0% of sales, in the prior year quarter. The decrease in operating income as a percent of sales compared to the prior year quarter reflects a larger percentage of sales under lower margin contracts during the first quarter of fiscal 2009, a reduction in the prior year quarter of a warranty reserve upon the expiration of a systemic warranty as well as costs to support several new defense programs. These items were offset in part by better absorption of fixed costs and improved performance on in-theater service work.

        Fire & emergency segment operating income decreased 18.5% to $18.1 million, or 6.7% of sales, in the first quarter of fiscal 2009 compared to $22.2 million, or 8.2% of sales, in the prior year quarter. The decrease in operating income during the first quarter was primarily the result of significantly weaker operating performance at the Company’s towing and recovery equipment business due to lower sales volume, higher material costs on fire apparatus units in backlog prior to the most recently announced price increases at Pierce, as well as a weaker product mix across the segment.

        The commercial segment incurred an operating loss of $6.8 million, or 2.9% of sales, in the first quarter of fiscal 2009 compared to an operating loss of $10.2 million, or 4.4% of sales, in the prior year quarter. The operating loss in the first quarter was the result of a $7.2 million loss at the Geesink, the Company’s European refuse collection vehicle business. Geesink’s first quarter loss included severance charges of $3.4 million associated with staffing reduction actions as Geesink continued to reduce its fixed costs as part of the ongoing restructuring of this business. The improvement in operating results in the first quarter of fiscal 2009 for businesses other than Geesink was the result of a favorable domestic product mix and lower operating expenses.

        Corporate operating expenses and inter-segment profit elimination decreased $6.2 million to $20.9 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, largely due to lower incentive compensation and cost reduction initiatives, including lower outside professional services, travel and recruiting costs.

        Consolidated selling, general and administrative expenses decreased 4.4% to $118.0 million, or 8.5% of sales, in the first quarter of fiscal 2009 compared to $123.4 million, or 8.2% of sales, in the first quarter of fiscal 2008. Consolidated selling, general and administrative expenses as a percentage of sales increased largely due to a $14.3 million provision for bad debts during the quarter, primarily in the access equipment segment.

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2009 Compared to 2008

        Interest expense net of interest income decreased $11.4 million to $43.1 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, largely as a result of the repayment of a portion of the borrowings incurred in connection with past acquisitions and lower interest rates.

        The Company recorded a benefit for income taxes of 7.7% of pre-tax losses in the first quarter of fiscal 2009 compared to a provision of 34.0% of pre-tax income in the prior year quarter. The current year rate reflects the impact of valuation allowances on tax benefits resulting from first quarter operating losses at Geesink, discrete items primarily related to a state income tax audit and the recapture of a portion of a European tax incentive, offset in part by the benefit of the retroactive reinstatement of the U.S. research and development tax credit.

        Equity in earnings of unconsolidated affiliates, net of income taxes, of $0.5 million in the first quarter of fiscal 2009 and $1.8 million in the first quarter of fiscal 2008 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

        The Company’s capitalization was as follows:

	December 31, 2008	September 30, 2008
Cash and cash equivalents	$260.8	$88.2
Total debt	2,692.5	2,774.0
Shareholders’ equity	1,315.6	1,388.6
Total capitalization (debt plus equity)	4,008.1	4,162.6
Debt to total capitalization	67.2%	66.6%

        In addition to cash and cash equivalents of $260.8 million, the Company had $522.8 million of unused availability under the terms of its Revolving Credit Facility (as defined below) as of December 31, 2008. The Company’s primary cash requirements include working capital, capital expenditures, dividends, and interest and principal payments on indebtedness. The Company finances its activities primarily through operating cash flows and borrowings under its Revolving Credit Facility.

        The Company generated $280.2 million of cash from operating activities during the first quarter of fiscal 2009 compared to $88.7 million for the first quarter of fiscal 2008. While operating results decreased year-over-year, the Company was able to substantially reduce its operating working capital (which the Company defines as trade accounts receivable plus inventory less accounts payable and customer advances), including an increase in customer advances due to the timing of payments from the U.S. Government on the recently signed Family of Heavy Tactical Vehicles (“FHTV’) contract, which contributed to this year-over-year increase in operating cash flows.

        Cash generated (used) from changes in operating working capital were as follows (in millions):

	Three Months Ended December 31,
	2008	2007
Receivables, net	$265.7	$336.8
Inventories, net	(54.4)	(132.9)
Accounts payable	(66.3)	(117.1)
Customer advances	118.5	(10.4)

	$263.5	$76.4

        The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate significantly, from quarter to quarter, due to changes in working capital requirements arising principally from seasonal fluctuations in sales, the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the U.S. Department of Defense. Days sales outstanding decreased from 44 days at September 30, 2008 to 43 days at December 31, 2008 as a result of a favorable shift in sales to segments with shorter payment terms, offset in part by a twelve-day deterioration in days sales outstanding in the access equipment segment. Inventory turns decreased from 5.0 times at September 30, 2008 to 4.4 times at December 31, 2008 as access equipment segment sales declined at a faster pace than inventory.

        Despite the generation of $280.2 million of cash from operating activities during the first quarter of fiscal 2009, the Company is proceeding with a plan to seek an amendment to its Credit Agreement in the second quarter of fiscal 2009 to avoid a financial covenant violation at the end of the second quarter of fiscal 2009 as a result of further weakening in the global economy and demand for the Company’s products. Based on discussions with its lead banks, the Company expects that an amendment will be concluded in late February or March 2009. The Company believes the amendment will provide adequate financial covenant relief. The Company expects to incur upfront fees and higher interest costs as a result of the amendment. An amendment could also involve other changes to the Credit Agreement not directly related to changing the relevant financial covenant measures that could restrict the Company’s operations. Such changes could also impair the hedge effectiveness of the interest rate swap and cause any loss recorded in other comprehensive income to be reclassified, net of tax, to current earnings.

        The Company’s ability to obtain debt financing at competitive risk-based interest rates is partly a function of its current credit ratings. The Company’s credit ratings are reviewed regularly by major debt rating agencies such as Standard and Poor’s and Moody’s Investors Service. In January 2009, Standard & Poor’s Rating Services lowered the Company’s long-term debt rating from BB- to B and credit watch “negative” citing weaker-than-expected operating results and the Company’s need to seek an amendment of the financial covenants contained in its Credit Agreement. Likewise in January 2009, Moody’s Investors Service lowered the Company’s long-term debt rating from Ba3 to B2 citing expectations of further erosion in the Company’s credit metrics due to deterioration in several of the Company’s businesses, particularly the access equipment segment. These downgrades or any further downgrade in the Company’s credit ratings could limit the Company’s access to public debt markets, could limit the institutions willing to provide credit facilities, and could make the current anticipated and any future credit facility amendments more costly and/or difficult to obtain.

Investing Cash Flows

        Cash flows relating to investing activities consist primarily of cash used for capital expenditures. Net cash used in investing activities in the first quarter of fiscal 2009 was $15.3 million compared to $17.6 million in the first quarter of fiscal 2008. Capital spending, excluding equipment held for rental, of $9.7 million in the first quarter of fiscal 2009 was down $9.9 million compared to capital spending in the first quarter of fiscal 2008. The Company made capital expenditures primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems. In fiscal 2009, the Company expects capital spending to be approximately $60 million.

Financing Cash Flows

        Cash provided by financing activities consists primarily of proceeds from the issuance of long-term debt and cash used by financing activities consists primarily of repayments of indebtedness and payments of dividends to shareholders. Financing activities resulted in a net use of cash of $87.7 million during the first quarter of fiscal 2009 compared to $13.8 million during the first quarter of fiscal 2008.

        The Company has a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions, which consists of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). The $500.0 million Term Loan A requires principal payments of $12.5 million, plus interest, due quarterly through September 2011, with a final principal payment of $262.5 million due December 6, 2011. The $2.6 billion Term Loan B requires principal payments of $6.5 million, plus interest, due quarterly through September 2013, with a final principal payment of $2,424.5 million due December 6, 2013. As a result of excess available cash, the Company prepaid its quarterly principal payments, which were originally due in March 2009. In addition, the Company has paid all of the remaining quarterly principal payments on Term Loan B, as well as $135.5 million of the final principal payment under Term Loan B.

        The estimated future maturities under the Credit Agreement for the six fiscal years succeeding September 30, 2008 are as follows: 2009 (remaining nine months) — $25.0 million; 2010 — $50.0 million; 2011 — $50.0 million; 2012 — $262.5 million; 2013 — $0.0 million and 2014 — $2,289.0 million.

        Interest rates on borrowings under the Revolving Credit and Term Loan Facilities are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5% or a bank’s “Prime Rate”) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins are subject to adjustment, up or down, based on whether certain financial criteria are met. The weighted-average interest rate on borrowings outstanding at December 31, 2008 was 2.23% and 3.42% for Term Loans A and B, respectively.

        The Credit Agreement contains various restrictions and covenants, including (1) requirements that the Company maintain certain financial ratios at prescribed levels; and (2) restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement also requires maintenance on a rolling four-quarter basis of a maximum leverage ratio (as defined in the Credit Agreement) of 4.25x for the fiscal quarters ending on December 31, 2008 through September 30, 2009, reducing to 3.75x for fiscal quarters ending thereafter, and a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.50x, in each case tested as of the last day of each fiscal quarter. The Company was in compliance with these covenants at December 31, 2008.

        To the extent the Company fails to maintain either of these ratios within the limits set forth in the Credit Agreement, the Company’s ability to access amounts available under the Credit Agreement would be limited, the Company’s liquidity would be adversely affected and the obligations under the Credit Agreement could be accelerated. The Company is seeking to change these covenants in the second quarter of fiscal 2009 as part of the amendment to the Credit Agreement that the Company is seeking.

        To manage a portion of the Company’s interest rate risk, the Company entered into an amortizing interest rate swap agreement on January 11, 2007, which effectively fixed the interest payment of a portion of certain floating-rate debt instruments. The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The notional amount of the swap at December 31, 2008 was $1.25 billion and reduces to $0.75 billion on December 6, 2009 and $0.25 billion on December 6, 2010. Neither the Company nor the counterparty is required to collateralize its obligations under these swaps. The Company is exposed to loss if the counterparty defaults, however the counterparty is a large Aaa rated global financial institution, as of the date of this filing, and the Company believes that the risk of default is remote.

        Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of December 31, 2008.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

        The Company’s contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended September 30, 2008 have not materially changed since that report was filed.

Application of Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The significant accounting policies and methods used in the preparation of the consolidated financial statements are described in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The Company’s application of critical accounting policies has not materially changed since that report was filed.

Critical Accounting Estimates

        Except for the following item, the Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2008 have not materially changed since that report was filed.

        Goodwill: In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions. The rate used to discount estimated cash flows is a rate corresponding to the Company’s cost of capital, adjusted for risk where appropriate, and is dependent upon interest rates at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner to cause an impairment of goodwill, which could have a material impact on the Company’s results of operations.

        During the fourth quarter of fiscal 2008, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally trade names) and concluded that no impairment had occurred subsequent to the Company’s impairment charges in the third quarter of fiscal 2008. The Company’s Common Stock price declined significantly during fiscal 2008 and into the first quarter of fiscal 2009. While up from its lows during the middle of the first quarter of fiscal 2009, the market capitalization of the Company remains below the book value of the Company. The Company has considered the near-term effects of the global recession and credit crisis including, but not limited to, significantly lower near-term order rates in many of its businesses and its depressed stock price. The Company operates in some highly cyclical markets. Sharp rises and declines in demand occur regularly in these markets and aren’t necessarily indicative of a decline in the long-term value of a business. It is the Company’s belief that order rates within these businesses, along with the Company’s stock price, will rebound along with the eventual improvement in the U.S. and world economies. For this and other reasons, the Company believes that the long-term economic outlook of the Company’s reporting units is not materially different than assumed at the annual impairment analysis date and therefore the Company did not perform interim impairment testing during the first quarter of fiscal 2009.

        The Company’s stock price and any estimated control premium are factors impacting the assessment of the fair value of the Company’s underlying reporting units for purposes of performing any goodwill impairment assessment. The Company’s stock price can be affected by, among other things, changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations relating to future results. Significant turmoil in the financial markets and continued weakening of macroeconomic conditions globally contributed to volatility in the Company’s stock price over the last 9 to 12 months. The Company’s Common Stock price fluctuated from a high of $13.16 to a low of $3.92 during the first quarter of fiscal 2009. If the Company’s stock price remains depressed and the Company’s market capitalization remains below the Company’s carrying value for a sustained period, then it is possible that this may be an indicator of goodwill impairment, at which time, the Company would need to perform a goodwill impairment test. Furthermore, higher than expected operating losses at the Company’s reporting units during the second or third quarters of fiscal 2009 or changes in expectations related to the depth and duration of the global recession and credit crisis could cause the Company to perform an interim impairment test prior to the next annual testing date in the fourth quarter of fiscal 2009. A non-cash goodwill impairment charge would have the effect of decreasing the Company’s earnings or increasing the Company’s losses in such period. If the Company is required to take a substantial impairment charge, then its operating results would be materially adversely affected in such period.

New Accounting Standards

        Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s consolidated financial statements of new accounting standards.

Customers and Backlog

        Sales to the U.S. government comprised approximately 40% of the Company’s net sales in the first three months of fiscal 2009. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at December 31, 2008 increased 4.8% to $3,347.9 million compared to $3,193.8 million at December 31, 2007. Access equipment segment backlog decreased 84.9% to $139.5 million at December 31, 2008 compared to $922.9 million at December 31, 2007 due to softer demand driven by deteriorating market conditions as well as the timing of receipt of orders that were placed in the prior year when there were capacity constraints in the industry. Defense segment backlog increased 62.0% to $2,346.9 million at December 31, 2008 compared to $1,448.4 million at December 31, 2007 due largely to the renewal of the FHTV contract in December 2008. Fire & emergency segment backlog increased 21.8% to $698.3 million at December 31, 2008 compared to $573.2 million at December 31, 2007 due to strong order volume for domestic fire apparatus in advance of price increases and new National Fire Protection Association standards that became effective January 1, 2009. Commercial segment backlog decreased 34.5% to $163.2 million at December 31, 2008 compared to $249.3 million at December 31, 2007. Unit backlog for refuse collection vehicles was up 3.4% domestically compared to December 31, 2007. Unit backlogs for front-discharge and rear-discharge concrete mixers were down 88.4% and 82.7%, respectively, as compared to December 31, 2007 as a result of continued weak construction markets in the U.S. Unit backlog for refuse collection vehicles was down 5.6% in Europe. Approximately 26.8% of the Company’s December 31, 2008 backlog is not expected to be filled in fiscal 2009.

        Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV, Indefinite Delivery/Indefinite Quantity, and Logistics Vehicle System Replacement contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the U.S. Department of Defense versus its sales to other customers.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates, commodity and foreign exchange risk are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 have not materially changed since that report was filed.

ITEM 4.	CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended December 31, 2008. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2008 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        Changes in internal control. There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

        Our financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control that may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which have not materially changed other than as reflected below.

We have a substantial amount of debt. The current cyclical downturn in the markets in which we participate is likely to negatively impact our cost of funding. Our current debt levels, including the associated financing costs and restrictive covenants, could limit our flexibility in managing our business. In particular, we have concluded that at the end of the second quarter of fiscal 2009, we are likely to fail to comply with a financial covenant contained in our Credit Agreement, and as a result, we are seeking an amendment to our Credit Agreement that we believe will involve upfront fees and higher interest costs. Our failure to complete an amendment to our Credit Agreement or to comply with these covenants could result in an event of default that, if not cured or waived, could materially adversely affect our results of operations.

        As a result of financing the JLG acquisition, we are highly leveraged. We had approximately $2.7 billion of debt outstanding as of December 31, 2008. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot provide any assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit agreement in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs should the global recession and credit crisis become more severe or prolonged.

        In addition, our Credit Agreement contains financial and restrictive covenants which, among other things, requires us to satisfy quarter-end financial ratios, including a leverage ratio and an interest expense coverage ratio. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on our financial condition, result of operations and debt service capability. These covenants may limit our ability to, among other things, borrow under our existing Credit Agreement to fund operations or take advantage of business opportunities. Steep declines in North American and European residential and nonresidential construction spending, a recession which started in the U.S. but which has now spread across the globe and a credit crisis that threatens to extend the depth and duration of the global recession have resulted in declining sales and earnings at a number of our businesses, especially within the access equipment and commercial segments, and have put additional pressure on our ability to remain in compliance with the financial covenant ratios contained in our Credit Agreement. These downward trends are expected to continue to adversely affect our financial results causing us to lower our expectations for at least the remainder of fiscal 2009. We now believe that we will likely violate a financial covenant at the end of our second quarter for fiscal 2009 without an amendment to the Credit Agreement. As a result, we are proceeding with a plan to seek an amendment to the financial covenants contained in our Credit Agreement. Despite our present belief that we will be able to obtain an amendment to the financial covenants contained in our Credit Agreement, under current credit market conditions, we cannot provide assurance that we will be able to obtain any amendment. In addition, we expect the Credit Agreement amendment will involve upfront fees and higher annual interest costs. The amendment will also involve other changes to our Credit Agreement not directly related to changing the relevant financial covenant measures that could restrict our operations.

        Further, our ability to obtain debt financing at competitive risk-based interest rates is partly a function of our current credit ratings. In January 2009, Standard & Poor’s Rating Services lowered our long-term debt rating from BB- to B and credit watch “negative” citing weaker-than-expected operating results and our need to seek an amendment of the financial covenants contained in our Credit Agreement. Likewise in January 2009, Moody’s Investors Service lowered our long-term debt rating from Ba3 to B2 citing expectations of further erosion in our credit metrics due to the deterioration in several of our businesses, particularly the access equipment segment. These downgrades or any further downgrades to our credit ratings could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make the current anticipated and any future credit facility amendments more costly and/or difficult to obtain.

        We also previously entered into an interest rate swap agreement to hedge a portion of the variable rate interest payments under our current Credit Agreement. As of December 31, 2008, the fair value of the interest rate swap agreement was recorded as a liability with the offsetting charge recorded in other comprehensive income within shareholders’ equity. As a result of the amendment to our Credit Agreement that we are seeking, certain key terms of the Credit Agreement could change. Such a change could impair the hedge effectiveness of the interest rate swap and cause any loss recorded in other comprehensive income to be reclassified, net of tax, to current earnings. At December 31, 2008, the value of the interest rate swap recorded in other comprehensive earnings was $47.3 million, net of tax.

        Our high level of debt, current credit market conditions, our credit rating and the covenants that currently are or, as a result of the amendment that we are seeking, will be contained in our Credit Agreement could have important consequences for our operations, including:

•	Increase our vulnerability to general adverse economic and industry conditions and detract from our ability to withstand successfully a downturn in our highly cyclical markets or economies generally;
•	Require us to dedicate a substantial portion of our cash flow from operations to higher interest costs or higher required payments on debt, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development, dividends and other general corporate activities;
•	Limit our ability to obtain additional financing in the future to fund working capital, capital expenditures and other general corporate requirements;
•	Limit our ability to pursue strategic acquisitions that may become available in our markets or otherwise capitalize on business opportunities if we had additional borrowing capacity;
•	Limit our flexibility in planning for, or reacting to, changes in our business and the markets we serve;
•	Cause our customers to seek products from less leveraged suppliers or change the terms on which they conduct business with us;
•	Cause our suppliers to change the terms upon which they do business with us;
•	Place us at a competitive disadvantage compared to less leveraged competitors; and
•	Make us vulnerable to increases in interest rates because a portion of our debt under our Credit Agreement is at variable rates.

An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

        We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of trademarks and trade names as of the acquisition date. Goodwill and indefinite-lived intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment at least annually. If the carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include changes in the industries in which we operate, particularly the impact of the current global recession and credit crisis, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. If the value of goodwill or indefinite-lived intangible assets is impaired, our earnings could be adversely affected.

        Goodwill impairment analysis and measurement is a process that requires significant judgment. Our stock price and any estimated control premium are factors impacting the assessment of the fair value of our underlying reporting units for purposes of performing any goodwill impairment assessment. Significant turmoil in the financial markets and continued weakening of macroeconomic conditions globally contributed to volatility in our stock price over the last 9 to 12 months. Our Common Stock price fluctuated from a high of $13.16 to a low of $3.92 during the first quarter of fiscal 2009. If our stock price remains depressed and our market capitalization remains below our book value for a sustained period, then it is possible that this may be an indicator of goodwill impairment, at which time, we would need to perform a goodwill impairment test. Furthermore, higher than expected operating losses at our reporting units during the second or third quarters of fiscal 2009 or changes in expectations related to the depth and duration of the global recession and credit crisis could cause us to perform an interim impairment test prior to the next annual testing date in the fourth quarter of fiscal 2009. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, then our operating results would be materially adversely affected in such period.

Our markets are highly cyclical and declines in these markets could have a material adverse effect on our operating performance.

        The current and any further decline in overall customer demand in our cyclical access equipment and commercial markets, and a decline in overall customer demand in our modestly cyclical fire & emergency markets, could have a material adverse effect on our operating performance. The access equipment market that JLG operates in is highly cyclical and impacted by the strength of economies in general, by prevailing mortgage and other interest rates, by residential and non-residential construction spending, by the ability of rental companies to obtain third party financing to purchase revenue generating assets, by capital expenditures of rental companies in general and by other factors. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Domestic and European refuse collection vehicle markets are also cyclical and impacted by the strength of economies in general, by municipal tax receipts and by capital expenditures of large waste haulers. Fire & emergency markets are modestly cyclical and are impacted by the economy generally and municipal tax receipts and capital expenditures. Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season.

        The global economy is currently experiencing a severe recession, which has negatively impacted our sales volumes for our access equipment, commercial and, to a lesser extent, our fire & emergency products. U.S. housing starts were again weak in fiscal 2008 and the first quarter of fiscal 2009, with this weakness spreading to Europe late in fiscal 2008, and U.S. and European non-residential construction spending has also weakened in certain geographical areas, each further contributing to the lower sales volumes. A further reduction in non-residential construction spending may cause future weakness in demand for our products. In addition, some customers of ours have been reducing their expenditures and cancelling their orders for access equipment. While orders for domestic fire apparatus remained strong in the first quarter of fiscal 2009, municipal spending has weakened, which may impact demand for fire apparatus in upcoming quarters. The towing and recovery equipment market is also being negatively impacted by the global economy and the tightening credit markets, and the European refuse collection vehicle market is experiencing a decrease in demand as a result of weakening economic conditions. We cannot provide any assurance that the global recession and credit crisis will not continue or become more severe. If the global recession and credit crisis continues or becomes more severe, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

        Additionally, the high levels of sales in our defense business in recent years have been due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, and we cannot predict how long these conflicts will last or the demand for our products that will arise out of such events. Accordingly, we cannot provide any assurance that the increased defense business as a result of these conflicts will continue. Furthermore, a new administration has just entered the White House, and the recent bailout of U.S. financial institutions, insurance companies and others as well as the proposed economic stimulus package are expected to put significant pressure on the federal budget, including the defense budget. It is too early to tell what the impact of a change in administration and federal budget pressures will mean to funding for Oshkosh defense programs. As such, we cannot provide any assurance that funding for our defense programs will not be impacted by the change in administration and federal budget pressures.

If we are unable to successfully turn around the profitability of our Geesink Norba Group, then there could be material adverse effects on our financial condition, profitability and/or cash flows.

The Geesink Norba Group, our European refuse collection vehicle business, operated at a loss in both fiscal 2007 and fiscal 2008. We have taken steps over the last two years to turn around the Geesink Norba Group business, including selling an unprofitable facility in The Netherlands during the first quarter of fiscal 2008, rationalizing a facility in Blomstermala, Sweden to consolidate Norba-branded production in The Netherlands, reducing its work force, installing new executive leadership, integrating operations with JLG, implementing lean manufacturing practices, introducing new products and outsourcing components to lower cost manufacturing sites. The turnaround of the Geesink Norba Group has taken longer than we anticipated. We incurred an operating loss at this business again in the first quarter of fiscal 2009 largely due to production inefficiencies that have continued since we consolidated refuse collection vehicle production in our main facility in The Netherlands. We expect to incur additional operating losses in fiscal 2009 as we seek to improve operational efficiencies at this business. We may incur costs to improve the operational efficiencies beyond our current expectations for such costs. In addition, we cannot provide any assurance that the Geesink Norba Group will be able to operate profitably after such activities have been completed. For example, we believe that the European refuse collection vehicle market is weakening due to the recession in Europe. If we are unable to continue to turn around the business of the Geesink Norba Group, then there could be material adverse effects on our financial condition, profitability and/or cash flows.

A disruption or termination of the supply of parts, materials, components and final assemblies from third-party suppliers could delay sales of our vehicles and vehicle bodies.

We have experienced, and may in the future experience, significant disruption or termination of the supply of some of our parts, materials, components and final assemblies that we obtain from sole source suppliers or subcontractors or incur a significant increase in the cost of these parts, materials, components or final assemblies. This risk is increased in the current difficult economic environment and tight credit conditions. Such disruptions, terminations or cost increases could delay sales of our vehicles and vehicle bodies and could result in a material adverse effect on our net sales, financial condition, profitability and/or cash flows. This risk is particularly serious with respect to our suppliers who participate in the automotive industry, from whom we obtain a significant portion of our parts, materials, components and final assemblies. Suppliers to the automotive industry have been severely impacted by the economic environment and credit conditions and face potential failure if the economic environment and credit conditions do not improve.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of the Company’s Common Stock. The Company did not repurchase any shares under the authorization during the quarter ended December 31, 2008. As of December 31, 2008, the Company had authority to repurchase 3,230,790 shares of Common Stock under that program. The repurchase authorization does not expire. The Credit Agreement restricts the Company’s ability to repurchase shares of its Common Stock through financial covenants. The Credit Agreement also limits the amount of dividends and other types of distributions to $40.0 million during any fiscal year plus the positive result of (x) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after December 6, 2006, minus (y) the cumulative amount of all dividends and other types of distributions made in any fiscal year ending after December 6, 2006, that exceeded $40.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of these covenants and the Company’s plan to seek an amendment to its Credit Agreement in the second quarter of fiscal 2009 to avoid violation of its financial covenants. Any such amendment may further limit the amount of dividends the Company may pay.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	First Amended and Restated Employment Agreement, effective as of January 1, 2008, between Oshkosh Corporation and Robert G. Bohn.*

10.2	First Amended and Restated Employment Agreement, effective as of January 1, 2008, between Oshkosh Corporation and Charles L. Szews.*

10.3	Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Robert G. Bohn and Charles L. Szews (each of the persons identified have signed this form or a form substantially similar).*

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 30, 2009.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 30, 2009.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated January 30, 2009.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated January 30, 2009.

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH CORPORATION
January 30, 2009	/S/ Robert G. Bohn
Robert G. Bohn
Chairman and Chief Executive Officer
(Principal Executive Officer)
January 30, 2009	/S/ David M. Sagehorn
David M. Sagehorn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
January 30, 2009	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek
Senior Vice President Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amended and Restated Employment Agreement, effective as of January 1, 2008, between Oshkosh Corporation and Robert G. Bohn.*

10.2	First Amended and Restated Employment Agreement, effective as of January 1, 2008, between Oshkosh Corporation and Charles L. Szews.*

10.3	Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Robert G. Bohn and Charles L. Szews (each of the persons identified have signed this form or a form substantially similar).*

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 30, 2009.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 30, 2009.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated January 30, 2009.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated January 30, 2009.

* Denotes a management contract or compensatory plan or arrangement.