Form 10-Q
period 2009-03-31
OSHKOSH CORP
filed 2009-05-04
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_] No [_]

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

Yes [   ] No [X]

As of April 27, 2009, 74,444,562 shares of the Registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX

FOR THE QUARTER ENDED MARCH 31, 2009

		Page

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Consolidated Statements of Operations for the
	Three Months and Six Months Ended March 31, 2009 and 2008	3
	Condensed Consolidated Balance Sheets at
	March 31, 2009 and September 30, 2008	4
	Condensed Consolidated Statement of Shareholders' Equity for the
	Six Months Ended March 31, 2009	5
	Condensed Consolidated Statements of Cash Flows for the
	Six Months Ended March 31, 2009 and 2008	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	26
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37
ITEM 4.	CONTROLS AND PROCEDURES	37
PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	38
ITEM 1A.	RISK FACTORS	38
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	41
ITEM 6.	EXHIBITS	42
SIGNATURES		43
EXHIBIT INDEX		44

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION
Condensed Consolidated Statements of Operations
(In millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net sales	$1,295.9	$1,772.6	$2,682.0	$3,272.5
Cost of sales	1,154.3	1,449.5	2,389.0	2,697.4

Gross income	141.6	323.1	293.0	575.1
Operating expenses:
Selling, general and administrative	103.2	138.2	221.2	261.6
Amortization of purchased intangibles	15.8	16.7	32.1	35.4
Goodwill and long-lived asset impairment charges	1,197.8	--	1,197.8	--

Total operating expenses	1,316.8	154.9	1,451.1	297.0

Operating (loss) income	(1,175.2)	168.2	(1,158.1)	278.1
Other income (expense):
Interest expense	(41.9)	(55.0)	(86.7)	(111.3)
Interest income	1.0	1.5	2.7	3.3
Miscellaneous, net	(2.9)	(3.5)	--	(5.6)

	(43.8)	(57.0)	(84.0)	(113.6)

(Loss) income before (benefit) provision for income taxes,
equity in earnings of unconsolidated
affiliates and minority interest	(1,219.0)	111.2	(1,242.1)	164.5
(Benefit) provision for income taxes	(26.8)	40.8	(28.6)	58.9

(Loss) income before equity in earnings
of unconsolidated affiliates
and minority interest	(1,192.2)	70.4	(1,213.5)	105.6
Equity in earnings of unconsolidated
affiliates, net of income taxes	--	1.9	0.5	3.7
Minority interest, net of income taxes	0.2	0.3	0.4	0.6

Net (loss) income	$(1,192.0)	$72.6	$(1,212.6)	$109.9

(Loss) earnings per share:
Basic	$(16.02)	$0.98	$(16.30)	$1.49
Diluted	$(16.02)	$0.97	$(16.30)	$1.47

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts; unaudited)

	March 31, 2009	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$107.7	$88.2
Receivables, net	639.4	997.8
Inventories, net	915.5	941.6
Deferred income taxes	74.8	66.6
Other current assets	71.6	58.2

Total current assets	1,809.0	2,152.4
Investment in unconsolidated affiliates	38.3	38.1
Property, plant and equipment, net	413.9	453.3
Goodwill	1,063.3	2,274.1
Purchased intangible assets, net	992.6	1,059.9
Other long-term assets	128.2	103.7

Total assets	$4,445.3	$6,081.5

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$26.2	$93.5
Accounts payable	478.9	639.9
Customer advances	436.9	296.8
Payroll-related obligations	67.4	104.8
Income taxes payable	6.7	11.1
Accrued warranty	80.4	88.3
Other current liabilities	214.3	228.8

Total current liabilities	1,310.8	1,463.2
Long-term debt, less current maturities	2,491.9	2,680.5
Deferred income taxes	279.2	308.9
Other long-term liabilities	288.2	237.0
Commitments and contingencies
Minority interest	2.6	3.3
Shareholders’ equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized;
none issued and outstanding)	--	--
Common Stock ($.01 par value; 300,000,000 shares authorized;
74,545,337 shares issued)	0.7	0.7
Additional paid-in capital	253.5	250.7
(Accumulated deficit) retained earnings	(144.6)	1,082.9
Accumulated other comprehensive income	(35.8)	55.7
Common Stock in treasury, at cost (100,775 and
116,499 shares, respectively)	(1.2)	(1.4)

Total shareholders’ equity	72.6	1,388.6

Total liabilities and shareholders’ equity	$4,445.3	$6,081.5

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Common Stock in Treasury at Cost	Total
Balance at September 30, 2008	$0.7	$250.7	$1,082.9	$55.7	$(1.4)	$1,388.6
Net loss	--	--	(1,212.6)	--	--	(1,212.6)
Change in fair value of derivative
instruments, net of tax of $9.9	--	--	--	(15.8)	--	(15.8)
Currency translation adjustments	--	--	--	(75.7)	--	(75.7)
Cash dividends ($0.20 per share)	--	--	(14.9)	--	--	(14.9)
Stock-based compensation and
award of nonvested shares	--	3.1	--	--	--	3.1
Other	--	(0.3)	--	--	0.2	(0.1)

Balance at March 31, 2009	$0.7	$253.5	$(144.6)	$(35.8)	$(1.2)	$72.6

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Condensed Consolidated Statements of Cash Flows
(In millions; unaudited)

	Six Months Ended March 31,
	2009	2008
Operating activities:
Net (loss) income	$(1,212.6)	$109.9
Goodwill and long-lived asset impairment charges	1,197.8	--
Other non-cash adjustments	60.1	66.2
Changes in operating assets and liabilities	279.1	(149.2)

Net cash provided by operating activities	324.4	26.9
Investing activities:
Additions to property, plant and equipment	(14.6)	(44.7)
Additions to equipment held for rental	(2.2)	(8.5)
Proceeds from sale of property, plant and equipment	3.8	2.7
Proceeds from sale of equipment held for rental	3.5	6.4
Contribution of capital to unconsolidated affiliates	(1.1)	--
(Increase) decrease in other long-term assets	(0.1)	0.1

Net cash used by investing activities	(10.7)	(44.0)
Financing activities:
Repayment of long-term debt	(213.5)	(0.6)
Net repayments under revolving credit facility	(40.3)	(1.3)
Debt amendment costs	(20.0)	--
Purchase of common stock	(0.1)	--
Proceeds from exercise of stock options	0.1	4.3
Excess tax benefits from stock-based compensation	--	2.8
Dividends paid	(14.9)	(14.8)

Net cash used by financing activities	(288.7)	(9.6)
Effect of exchange rate changes on cash	(5.5)	3.5

Increase in cash and cash equivalents	19.5	(23.2)
Cash and cash equivalents at beginning of period	88.2	75.2

Cash and cash equivalents at end of period	$107.7	$52.0

Supplemental disclosures:
Depreciation and amortization	$73.8	$76.2
Cash paid for interest	77.5	110.9
Cash paid for income taxes	13.3	58.3

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

        Impairment of Goodwill and Other Long-lived Assets – During the second quarter of fiscal 2009, the Company determined that goodwill and other long-lived assets were impaired at a number of the Company’s reporting units. Following the completion of the impairment assessment, the Company recorded pre-tax non-cash impairment charges of $1.20 billion in the second fiscal quarter. These charges were driven by current projections and valuation assumptions that reflect the Company’s belief that the current recession will be deeper and longer than previously expected, that credit markets will remain tight and that costs of capital have risen significantly since the Company last performed its annual impairment testing. See Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the non-cash impairment charges.

        New Accounting Standards – Effective October 1, 2008, the Company partially adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact business for the asset or liability, that is, the principal or most advantageous market for the asset or liability. As permitted by Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company did not adopt SFAS No. 157 for non-financial assets and liabilities which are not recognized or disclosed at fair value on a recurring basis. See Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information regarding fair value measurement disclosures. The Company will be required to adopt SFAS No. 157 for non-financial assets and liabilities which are not recognized or disclosed at fair value on a recurring basis on October 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 157 for non-financial assets and liabilities on the Company’s financial condition, results of operations and cash flows.

        Effective October 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS No. 159 did not have an impact on the Company’s results of operations or financial condition as the Company has not elected to measure any financial assets or financial liabilities at fair value which were not previously required to be measured at fair value.

        Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, which enhances disclosures of derivative instruments, including those used in hedging activities. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. Acquisition-related transaction and restructuring costs will be expensed rather than treated as acquisition costs and included in the amount recorded for assets acquired. SFAS No. 141R will be effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after October 1, 2009. SFAS No. 141R also amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of SFAS No. 141R would also apply the provision of SFAS No. 141R. The Company is currently evaluating the impact of SFAS No. 141R on the Company’s financial condition, results of operations and cash flows.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company will be required to adopt SFAS No. 160 as of October 1, 2009. The Company is currently evaluating the impact of SFAS No. 160 on the Company’s financial condition, results of operations and cash flows.

2.	Receivables

        Receivables consisted of the following (in millions):

	March 31, 2009	September 30, 2008
U.S. government
Amounts billed	$166.0	$199.4
Cost and profits not billed	5.9	6.1

	171.9	205.5
Other trade receivables	423.6	738.7
Finance receivables	38.1	26.4
Pledged finance receivables	3.4	3.9
Notes receivables	55.9	61.8
Other receivables	36.4	43.6

	729.3	1,079.9
Less allowance for doubtful accounts	(30.9)	(24.8)

	$698.4	$1,055.1

Current receivables	$639.4	$997.8
Long-term receivables	59.0	57.3

	$698.4	$1,055.1

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Finance and pledged finance receivables consisted of the following (in millions):

	March 31, 2009	September 30, 2008
Finance receivables	$42.3	$28.8
Pledged finance receivables	3.4	3.9

	45.7	32.7
Estimated residual value	2.1	2.0
Less unearned income	(6.3)	(4.4)

Net finance and pledged finance receivables	41.5	30.3
Less allowance for doubtful accounts	(3.3)	(1.2)

	$38.2	$29.1

        Pledged finance receivables result from the transfer of finance receivables to third parties in exchange for cash. In compliance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, these transfers are accounted for as debt on the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2009, the Company’s maximum loss exposure associated with these transactions was $3.4 million.

        The contractual maturities of the Company’s finance and pledged finance receivables at March 31, 2009 are as follows: 2009 (remaining six months) — $13.2 million; 2010 — $8.1 million; 2011 — $8.6 million; 2012 — $6.4 million; 2013 — $3.7 million; 2014 — $4.9 million and thereafter — $0.8 million.

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

        Notes receivable include refinancing of trade accounts and finance receivables. As of March 31, 2009, approximately 95% of the notes receivable were due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves if required under the circumstances. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded reserves if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

3.	Inventories

        Inventories consisted of the following (in millions):

	March 31, 2009	September 30, 2008
Raw materials	$447.0	$474.0
Partially finished products	251.7	275.5
Finished products	445.0	419.5

Inventories at FIFO cost	1,143.7	1,169.0
Less: Progress/performance-based payments on
U.S. government contracts	(148.4)	(154.3)
Excess of FIFO cost over LIFO cost	(79.8)	(73.1)

	$915.5	$941.6

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

        Inventory includes costs which are amortized to expense as sales are recognized under certain contracts. At March 31, 2009 and September 30, 2008, unamortized costs related to long-term contracts of $4.1 million and $3.3 million, respectively, were included in inventory.

4.	Investments in Unconsolidated Affiliates

        Investments in unconsolidated affiliates are accounted for under the equity method, and consisted of the following (in millions):

	Percent- owned	March 31, 2009	September 30, 2008
OMFSP (U.S.)	50%	$16.7	$16.0
RiRent (The Netherlands)	50%	14.9	15.4
Mezcladoras (Mexico)	49%	6.7	6.7

		$38.3	$38.1

        The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings, net of related income taxes, are reflected in “Equity in earnings of unconsolidated affiliates.”

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

        OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to certain customers of the Company. The Company sells vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers. The Company’s sales to OMFSP were $12.3 million and $18.1 million for the six months ended March 31, 2009 and 2008, respectively. Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 4.0% to 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% to 6.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. All such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of Financial Accounting Standards Board Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51. Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

        The Company and an unaffiliated third party are joint venture partners in RiRent Europe, B.V. (“RiRent”). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company’s sales to RiRent were $1.8 million and $29.8 million for the six months ended March 31, 2009 and 2008, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Property, Plant and Equipment

        The following table presents details of the Company’s property, plant and equipment (in millions):

	March 31, 2009	September 30, 2008
Land and land improvements	$46.1	$47.3
Buildings	215.8	219.0
Machinery and equipment	431.4	433.1
Equipment on operating lease to others	54.1	57.0

	747.4	756.4
Less accumulated depreciation	(333.5)	(303.1)

	$413.9	$453.3

        Depreciation expense was $37.3 million and $37.6 million for the six months ended March 31, 2009 and 2008, respectively. Equipment on operating lease to others represents the cost of equipment sold to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease to others at March 31, 2009 and September 30, 2008 was $35.7 million and $41.1 million, respectively.

6.	Goodwill and Purchased Intangible Assets

        In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment. During the fourth quarter of fiscal 2008, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally tradenames) and concluded that no additional impairment had occurred subsequent to the Company’s impairment charges in the third quarter of fiscal 2008.

        At February 28, 2009, given the sustained decline in the price of the Company’s Common Stock subsequent to the Company’s fiscal 2008 year end when its share price approximated book value, depressed order rates during the second quarter which historically has been a strong period for orders in advance of the North American construction season, as well as further deterioration in credit markets and the macro-economic environment, the Company determined that the appropriate triggers had been reached to perform additional impairment testing on goodwill and its long-lived intangible assets.

        To derive the fair value of its reporting units, the Company performed extensive valuation analyses with the assistance of a third-party valuation advisor, utilizing both income and market approaches. Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization (based upon the price of the Company’s Common Stock on February 28, 2009) plus an estimated control premium. Under the market approach, the Company derived the fair value of its reporting units based on revenue multiples of comparable publicly-traded companies. Changes in estimates or the application of alternative assumptions could produce significantly different results.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        As a result of this analysis, $1,167.4 million of goodwill and $30.4 million of other long-lived assets, including tradenames, technology and customer relationships, were written off during the second quarter of fiscal 2009. These charges were driven by current projections and valuation assumptions that reflect the Company’s belief that the current recession will be deeper and longer than previously expected, that credit markets will remain tight and that costs of capital have risen significantly since the Company last performed its annual impairment testing.

        The following table presents the changes in goodwill during the six months ended March 31, 2009 (in millions):

	September 30, 2008	Translation	Impairment	March 31, 2009
Access equipment	$1,845.9	$(38.8)	$(892.5)	$914.6
Fire & emergency	231.0	(4.1)	(99.0)	127.9
Commercial	197.2	(0.5)	(175.9)	20.8

Total	$2,274.1	$(43.4)	$(1,167.4)	$1,063.3

        Details of the Company’s total purchased intangible assets are as follows (in millions):

	March 31, 2009
	Weighted- Average Life	Gross (1)	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(17.1)	$38.3
Non-compete	10.5	57.0	(47.7)	9.3
Technology-related	12.0	110.0	(34.2)	75.8
Customer relationships	12.7	576.5	(112.5)	464.0
Other	12.4	14.0	(9.6)	4.4

	14.2	812.9	(221.1)	591.8
Non-amortizable tradenames		400.8	--	400.8

Total		$1,213.7	$(221.1)	$992.6

(1) Includes impact of the second quarter 2009 impairment charge.

	September 30, 2008
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(16.5)	$38.9
Non-compete	10.4	57.2	(45.9)	11.3
Technology-related	11.9	113.1	(29.6)	83.5
Customer relationships	12.6	595.3	(90.4)	504.9
Other	12.0	16.7	(8.8)	7.9

	14.1	837.7	(191.2)	646.5
Non-amortizable tradenames		413.4	--	413.4

Total		$1,251.1	$(191.2)	$1,059.9

        The estimated future amortization expense of purchased intangible assets for the six years succeeding September 30, 2008, adjusted for the impact of the second quarter fiscal 2009 impairment charges, are as follows: 2009 (remaining six months) — $30.4 million; 2010 — $60.2 million; 2011 — $59.6 million; 2012 — $59.4 million; 2013 — $57.5 million and 2014 — $55.6 million.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Credit Agreements

        The Company was obligated under the following debt instruments (in millions):

	March 31, 2009	September 30, 2008
Senior Secured Facility:
Revolving line of credit	$12.2	$47.3
Term loan A	285.5	387.5
Term loan B	2,203.0	2,314.0
Limited recourse debt from finance receivables monetizations	3.4	3.9
Other long-term facilities	4.4	5.0

	2,508.5	2,757.7
Less current portion	(16.6)	(77.2)

	$2,491.9	$2,680.5

Current portion of long-term debt	$16.6	$77.2
Other short-term facilities	9.6	16.3

	$26.2	$93.5

        In December 2006, the Company entered into a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions, which consisted of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). In March 2009, the Company entered into the Second Amendment (the “Amendment”) to the Credit Agreement to provide relief under its Leverage Ratio financial covenant. The Company believed that this Amendment was required to avoid a potential financial covenant violation at the end of its second quarter of fiscal 2009 as a result of lower demand for certain of the Company’s products due to continued weakening in the global economy and tight credit. Terms of the Amendment also included an increase in the margin on LIBOR loans to 600 basis points, compared with 150 basis points immediately prior to the Amendment, and required the Company to prepay $14.5 million and $86.0 million of debt related to Term Loan A and Term Loan B, respectively. The Amendment also involved other changes to the Credit Agreement, including placing limitations on capital expenditures, dividends, investments and acquisitions, an increase in the frequency of mandatory prepayments, adding a Senior Secured Leverage Ratio, and requiring the grant of mortgage liens on certain real estate owned by the Company and certain of its subsidiaries.

        The Amendment also added a usage fee equal to an annualized rate of 50 basis points on the aggregate principal amount of all outstanding loans under the Credit Agreement for any day on which the Company has a corporate family rating from Moody’s Investors Service of B3 with “negative” watch or lower or a corporate credit rating from Standard and Poor’s Rating Services of B- with “negative” watch or lower. The Company’s credit ratings are reviewed regularly by these major debt rating agencies. In January 2009, Standard & Poor’s Rating Services lowered the Company’s long-term debt rating from BB- to B and credit watch “negative” citing weaker-than-expected operating results and the Company’s need to seek an amendment of the financial covenants contained in the Credit Agreement. Likewise, in January 2009, Moody’s Investors Service lowered the Company’s long-term debt rating from Ba3 to B2 with “negative” outlook citing expectations of further erosion in the Company’s credit metrics due to the deterioration in several of the Company’s businesses, particularly the access equipment segment. In March 2009, following the Amendment, both Standard & Poor’s Rating Services and Moody’s Investors Service affirmed the Company’s long-term debt ratings. Standard & Poor’s also removed the Company from credit watch “negative”.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        The Company accounted for the Amendment under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”). As the terms of the Credit Agreement both prior to and after the Amendment allowed for the prepayment of the amounts due without a penalty, the Company determined that the debt was callable on the date of the Amendment. As such, the present value of the cash flows both prior to and after the Amendment was not determined to be substantially different. Accordingly, fees of $20.0 million paid by the Company to the parties to the Credit Agreement were capitalized in connection with the Amendment, along with the existing unamortized debt fees, and will be amortized as an adjustment of interest expense over the remaining term of the Credit Agreement using the interest method. Furthermore, in accordance with EITF 96-19, costs incurred with third parties of $0.5 million were expensed as incurred.

        The Term Loan A requires principal payments of $12.5 million, plus interest, due quarterly from June 2009 through September 2011, with a final principal payment of $248.0 million due December 6, 2011. The outstanding balance under the Term Loan B of $2,203.0 is due December 6, 2013. As a result of excess available cash in the second quarter, the Company prepaid its quarterly principal payments related to Term Loan A, which were originally due in June 2009 through December 2010. The estimated future maturities under the Credit Agreement, as amended, for the six fiscal years succeeding September 30, 2008 are as follows: 2009 (remaining six months) — $0.0 million; 2010 — $0.0 million; 2011 — $37.5 million; 2012 — $248.0 million; 2013 — $0.0 million and 2014 — $2,203.0 million. At March 31, 2009, borrowings of $12.2 million and outstanding letters of credit of $27.2 million reduced available capacity under the Revolving Credit Facility to $510.6 million.

        Interest rates on borrowings under the Revolving Credit Facility and Term Loan Facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5%, a bank’s “Prime Rate” or the sum of 1.0% plus the “Off-Shore” rate that would be applicable for an interest period of one month beginning on such day) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins on the Revolving Credit Facility and Term Loan A are subject to adjustment, up or down, based on whether certain financial criteria are met. At March 31, 2009, the interest rate spread on the Revolving Credit Facility and Term Loan Facility was 600 basis points. The weighted-average interest rate on borrowings outstanding at March 31, 2009 was 7.28% and 7.06% for Term Loans A and B, respectively.

        The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt. At March 31, 2009, the fair values of Term Loans A and B were estimated to be $214.1 million and $1,652.3 million, respectively.

        To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement, as amended (11.105% at March 31, 2009). The notional amount of the swap at March 31, 2009 was $1.25 billion and reduces to $750 million on December 7, 2009 and $250 million on December 6, 2010.

        The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the effective portion of the change in fair value of the derivative will be recorded in “Accumulated other comprehensive income”, while any ineffective portion is recorded as an adjustment to interest expense. At March 31, 2009, a loss of $69.6 million ($42.8 million net of tax), representing the fair value of the interest rate swap, was recorded in “Accumulated other comprehensive income”. The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense when the hedged, forecasted interest is recorded. Net gains or losses related to hedge ineffectiveness on the interest rate swap were insignificant for all periods presented.

        Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 5.105% and the counterparty will pay the Company interest on the notional amount at a variable rate equal to 3-month LIBOR. The 3-month LIBOR rate applicable to this agreement was 1.19% at March 31, 2009. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 3-month LIBOR fluctuates. Neither the Company nor the counterparty is required to collateralize its obligations under these swaps. The Company is exposed to loss if the counterparty defaults; however, the counterparty is a large Aa1 rated global financial institution, as of the date of this filing, and the Company believes that the risk of default is remote.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        The Company’s obligations under the Credit Agreement, as amended, are guaranteed by certain of its domestic subsidiaries, and the Company guarantees the obligations of certain of its subsidiaries under the Credit Agreement to the extent such subsidiaries borrow directly under the Credit Agreement, as amended. The Credit Agreement, as amended, is also secured by a first-priority, perfected lien and security interests in all of the equity interests of the Company’s active domestic subsidiaries, 65% of the equity interests of certain foreign subsidiaries of the Company and certain real property; subject to customary permitted lien exceptions, substantially all other personal property of the Company and certain subsidiaries; and all proceeds thereof.

        The Credit Agreement, as amended, contains various restrictions and covenants, including restrictions on the ability of the Company and certain of its subsidiaries to, among other things, consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement, as amended, also requires the Company to maintain the following financial ratios:

–	Leverage Ratio: The ratio of Consolidated Indebtedness outstanding at quarter-end to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the most recently ended four fiscal quarters, as such terms are defined in the Credit Agreement, as amended. The Leverage Ratio is not permitted to be greater than the following:

Fiscal Quarters Ending
March 31, 2009	5.75 to 1.0
June 30, 2009 and September 30, 2009	7.25 to 1.0
December 31, 2009	7.00 to 1.0
March 31, 2010	6.75 to 1.0
June 30, 2010 through June 30, 2011	6.50 to 1.0
September 30, 2011 through June 30, 2012	5.50 to 1.0
September 30, 2012 through June 30, 2013	4.25 to 1.0
Thereafter	3.75 to 1.0

        As of March 31, 2009, the Company was in compliance with the Leverage Ratio with a ratio of 4.46 to 1.0.

–	Interest Coverage Ratio: The ratio of Consolidated EBITDA for the most recently ended four fiscal quarters to Cash Interest Expense for the most recently ended four fiscal quarters, as such terms are defined in the Credit Agreement. The Interest Coverage Ratio is not permitted to be less than the following:

Fiscal Quarters Ending
March 31, 2009	1.95 to 1.0
June 30, 2009	1.64 to 1.0
September 30, 2009	1.58 to 1.0
December 31, 2009	1.49 to 1.0
March 31, 2010	1.52 to 1.0
June 30, 2010 through December 31, 2010	1.56 to 1.0
March 31, 2011 and June 30, 2011	1.70 to 1.0
September 30, 2011 through June 30, 2012	1.88 to 1.0
September 30, 2012 through June 30, 2013	2.48 to 1.0
Thereafter	2.47 to 1.0

        As of March 31, 2009, the Company was in compliance with the Interest Coverage Ratio with a ratio of 3.26 to 1.0.

–	Senior Secured Leverage Ratio: The ratio of outstanding Loans under the Credit Agreement, as amended, at quarter-end to Consolidated EBITDA for the most recently ended four fiscal quarters, as such terms are defined in the Credit Agreement. The Senior Secured Leverage Ratio is not permitted to be greater than the following:

Fiscal Quarters Ending
June 30, 2011	5.00 to 1.0
September 30, 2011 through June 30, 2012	4.50 to 1.0
September 30, 2012 through June 30, 2013	3.25 to 1.0
September 30, 2013	3.00 to 1.0

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        The Senior Secured Leverage Ratio limitation is not applicable until June 30, 2011.

        The Credit Agreement, as amended, limits the amount of dividends, stock repurchases and other types of distributions during any fiscal year in excess of certain limits based upon the Leverage Ratio as of the end of the fiscal quarter preceding the proposed distribution. When the Leverage Ratio as of the end of a fiscal quarter is greater than 4.0 to 1.0, then no such distribution may be made if, after giving effect to such distribution, the aggregate amount of all such payments made in such fiscal quarter would exceed the sum of $0.01 per outstanding share of the Company’s Common Stock plus $250,000. The Company suspended payment of dividends effective April 2009.

        The Company is charged a 0.50% annual commitment fee with respect to any unused commitment under its Revolving Credit Facility and a 5.00% to 6.00% annual fee with respect to commercial letters of credit issued under the Revolving Credit Facility based on the Company’s Leverage Ratio. For performance letters of credit, the annual fee is 0.50% of the annual fee applicable to commercial letters of credit.

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

        Changes in the Company’s warranty liability were as follows (in millions):

	Six Months Ended March 31,
	2009	2008
Balance at beginning of period	$88.3	$88.2
Warranty provisions	26.3	32.9
Settlements made	(32.9)	(30.6)
Changes in liability for pre-existing warranties, net	1.9	(7.3)
Foreign currency translation adjustment	(3.2)	0.8

Balance at end of period	$80.4	$84.0

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

        The Company provides guarantees of certain customers’ obligations under deferred payment contracts and lease payment agreements to third parties. Guarantees provided prior to February 1, 2008 are limited to $1.0 million per year in total. In January 2008, the Company entered into a new guarantee arrangement. Under this arrangement, guarantees are limited to $3.0 million per year for contracts signed after February 1, 2008. These guarantees are mutually exclusive, and until the portfolio under the $1.0 million guarantee is repaid, the Company has exposure of up to $4.0 million per year. Both guarantees are supported by the residual value of the underlying equipment. The Company’s actual losses under these guarantees over the last ten years have been negligible. In accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other, the Company has recorded the fair value of all such guarantees issued after January 1, 2003 as a liability and a reduction of the initial revenue recognized on the sale of equipment. Liabilities accrued since January 1, 2003 for such guarantees were not significant.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        In the access equipment segment, the Company is party to multiple agreements whereby it guarantees $158.2 million in indebtedness of others, including $154.6 million maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party debt. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability, among other things, to take possession of the underlying collateral. At March 31, 2009, the Company had recorded $10.9 million of liabilities related to these agreements. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company believes it is unlikely that it would experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations. In the event that occurs, the Company cannot guarantee that the collateral underlying these agreements will be sufficient to avoid losses materially in excess of those reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions. During an economic downturn, collateral values generally decline and can contribute to higher exposure to losses.

9.	Derivative Financial Instruments and Hedging Activities

        The Company has used forward foreign exchange currency contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

        At March 31, 2009, net unrealized losses (net of related tax effect of $0.2 million) related to forward foreign exchange contracts totaling $0.4 million have been included in “Accumulated other comprehensive income”. All balances are expected to be reclassified from “Accumulated other comprehensive income” to earnings during the next twelve months due to sales of products whose underlying costs contain purchases denominated in foreign currencies.

        The Company has entered into forward foreign exchange currency contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under SFAS No. 133, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives are included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At March 31, 2009, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $158.2 million in notional amounts, including $122.4 million in contracts to sell Euro with the remaining contracts covering a variety of foreign currencies.

        Fair values of derivative instruments in the Condensed Consolidated Balance Sheet were as follows (in millions):

	March 31, 2009
	Other Current Assets	Other Current Liabilities	Other Long-term Liabilities
Designated as hedging instruments:
Interest rate contracts	$--	$41.6	$28.0
Foreign exchange contracts	--	--	--
Not designated as hedging instruments:
Foreign exchange contracts	1.0	0.5	--

Total derivatives	$1.0	$42.1	$28.0

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Operations consisted of the following (in millions):

	Classification of Gains (Losses)	Three Months Ended March 31, 2009	Six Months Ended March 31, 2009
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$(9.9)	$(21.0)
Reclassified from other comprehensive income (effective portion):
Foreign exchange contracts	Cost of sales	(0.2)	(0.2)
Recognized directly in income (ineffective portion):
Foreign exchange contracts	Miscellaneous, net	(0.7)	(0.7)
Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	6.5	25.2

Total		$(4.3)	$3.3

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

        Effective October 1, 2008, the Company implemented SFAS No. 157, which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have an impact on the measurement of the Company’s financial assets and liabilities, but did result in additional disclosures.

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        As of March 31, 2009, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency exchange derivatives (a)	$--	$1.0	$--	$1.0

Total assets at fair value	$--	$1.0	$--	$1.0

Liabilities:
Foreign currency exchange derivatives (a)	$--	$0.5	$--	$0.5
Interest rate swaps (b)	--	69.6	--	69.6

Total liabilities at fair value	$--	$70.1	$--	$70.1

(a) Based on observable market transactions of forward currency prices.

(b) Based on observable market transactions of forward LIBOR rates.

11.	Stock-Based Compensation

        In February 2009, the Company’s shareholders approved the 2009 Incentive Stock and Awards Plan (the “2009 Stock Plan”). The 2009 Stock Plan replaced the 2004 Incentive Stock and Awards Plan, as amended (the “2004 Stock Plan”) and 1990 Incentive Stock Plan, as amended (the “1990 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan and 1990 Stock Plan, awards previously made under these two plans that remain outstanding as of the approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of those plans.

        Under the 2009 Stock Plan, officers, directors, including non-employee directors and employees of the Company may be granted stock options, stock appreciation rights (SARs), performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units or other stock-based awards. The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2009 Stock Plan become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company and generally vest upon retirement. Stock options terminate not more than seven years from the date of grant. The maximum number of shares of stock reserved for all awards under the 2009 Stock Plan is 4,000,000. At March 31, 2009, the Company had reserved 9,010,467 shares of Common Stock to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards.

        The Company recognizes compensation expense for stock options, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2009 was $1.6 million ($0.9 million net of tax) and $3.1 million ($1.9 million net of tax), respectively.

        The Company granted 46,000 and 36,000 options to purchase shares of the Company’s Common Stock during the six months ended March 31, 2009 and 2008, respectively. In addition, the Company issued 11,000 shares of nonvested stock during each of the six month periods ended March 31, 2009 and 2008.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.	Comprehensive (Loss) Income

        Total comprehensive (loss) income was as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net (loss) income	$(1,192.0)	$72.6	$(1,212.6)	$109.9
Derivative instruments, net of
income taxes	8.7	(25.6)	(15.8)	(43.4)
Minimum pension liability adjustment,
net of income taxes	(0.6)	1.1	--	1.1
Currency translation adjustments	(53.3)	85.8	(75.7)	108.6

Other comprehensive (loss) income	(45.2)	61.3	(91.5)	66.3

Comprehensive (loss) income	$(1,237.2)	$133.9	$(1,304.1)	$176.2

13.	(Loss) Earnings Per Share

        The following table sets forth the computation of basic and diluted weighted-average shares used in the denominator of the per share calculations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Basic weighted-average shares outstanding	74,406,118	73,899,328	74,392,555	73,856,333
Effect of dilutive stock options and other
equity-based compensation awards	--	981,697	--	1,062,837

Diluted weighted-average shares outstanding	74,406,118	74,881,025	74,392,555	74,919,170

        Options to purchase 4,324,872 shares of Common Stock and 116,929 nonvested shares were outstanding during the three months ended March 31, 2009, but were excluded from the computation of diluted (loss) earnings per share because the net loss for the period caused all potentially dilutive shares to be anti-dilutive. Options to purchase 4,324,621 shares of Common Stock and 124,089 nonvested shares were outstanding during the six months ended March 31, 2009, but were excluded from the computation of diluted (loss) earnings per share because the net loss for the period caused all potentially dilutive shares to be anti-dilutive. Options to purchase 1,056,838 shares and 1,054,550 shares of Common Stock were outstanding during the three and six-month periods ended March 31, 2008, but were not included in the computation of diluted (loss) earnings per share because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.	Employee Benefit Plans

        Components of net periodic pension benefit cost were as follows (in millions):

	U.S. Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Service cost	$2.9	$2.6	$5.5	$5.1
Interest cost	3.0	2.5	5.6	5.1
Expected return on plan assets	(2.8)	(3.0)	(5.6)	(6.0)
Amortization of prior service cost	0.3	0.4	0.6	0.7
Curtailment	--	--	1.0	2.0
Amortization of net actuarial loss	0.7	0.5	1.3	1.0

Net periodic benefit cost	$4.1	$3.0	$8.4	$7.9

	Non-U.S. Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Service cost	$0.3	$0.4	$0.5	$0.7
Interest cost	0.3	0.4	0.6	0.8
Expected return on plan assets	(0.2)	(0.4)	(0.5)	(0.8)
Amortization of net actuarial gain	(0.1)	(0.1)	(0.1)	(0.1)

Net periodic benefit cost	$0.3	$0.3	$0.5	$0.6

        The Company expects to contribute approximately $5.0 million to $10.0 million to its pension plans in the second half of fiscal 2009 compared to $6.2 million in fiscal 2008.

        Components of net periodic other post-employment benefit costs were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Service cost	$0.5	$0.4	$0.9	$0.9
Interest cost	0.5	0.4	1.1	0.9
Amortization of net actuarial loss (gain)	--	0.1	(0.1)	0.1

	$1.0	$0.9	$1.9	$1.9

        The Company made contributions to fund benefit payments of $0.3 million and $0.2 million for the three-month periods and $0.5 and $0.4 million for the six-month periods ended March 31, 2009 and 2008, respectively, under its other post-employment benefit plans. The Company estimates additional contributions of approximately $0.5 million will be made under these other post-employment plans prior to the end of fiscal 2009.

15.	Income Taxes

        As of March 31, 2009, the Company’s liability for gross uncertain tax positions, excluding interest and penalties, was $67.2 million. Excluding interest and penalties, net unrecognized tax benefits of $25.8 million would affect the Company’s effective tax rate if recognized.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “(Benefit) provision for income taxes” in the Company’s Condensed Consolidated Statements of Operations. At March 31, 2009, the Company had accrued $15.3 million for the potential payment of interest and penalties on gross unrecognized tax benefits. The Company recognized $1.5 million in the “(Benefit) provision for income taxes” in the Company’s Condensed Consolidated Statements of Operations for interest and penalties for the six months ended March 31, 2009.

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

16.	Contingencies, Significant Estimates and Concentrations

        Securities Class Action — On September 19, 2008, a purported shareholder of the Company filed a complaint seeking certification of a class action lawsuit in the United States District Court for the Eastern District of Wisconsin docketed as Iron Workers Local No. 25 Pension Fund on behalf of itself and all others similarly situated v. Oshkosh Corporation and Robert G. Bohn. The lawsuit alleges, among other things, that the Company violated the Securities Exchange Act of 1934 by making materially inadequate disclosures and material omissions leading to the Company’s issuance of revised earnings guidance and announcement of an impairment charge on June 26, 2008. Since the initial lawsuit, other suits containing substantially similar allegations were filed (all suits have been consolidated and are hereafter referred to as the “Action”). The Company believes the Action to be entirely without merit and plans to vigorously defend against the Action.

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

        At March 31, 2009 and September 30, 2008, the Company had reserves of $3.8 million and $3.9 million, respectively, for losses related to environmental matters that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Personal Injury Actions and Other — Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $3.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At March 31, 2009 and September 30, 2008, the reserve for product and general liability claims was $46.1 million and $47.3 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

        Market Risks — The Company was contingently liable under bid, performance and specialty bonds totaling $314.7 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $27.2 million at March 31, 2009.

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

        In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate and other” includes corporate office expenses, including share-based compensation, results of insignificant operations and intersegment eliminations. Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment and certain other assets pertaining to corporate activities. Summarized financial information concerning the Company’s product lines and reportable segments is as follows (in millions):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access equipment
Aerial work platforms	$106.3	$--	$106.3	$554.5	$--	$554.5
Telehandlers	73.1	--	73.1	167.1	--	167.1
Other	69.8	--	69.8	91.5	--	91.5

Total access equipment	249.2	--	249.2	813.1	--	813.1
Defense	588.6	1.6	590.2	448.7	2.1	450.8
Fire & emergency	287.0	6.1	293.1	259.9	12.4	272.3
Commercial
Concrete placement	34.6	--	34.6	90.0	--	90.0
Refuse collection	122.7	2.7	125.4	139.6	--	139.6
Other	13.8	15.1	28.9	21.3	--	21.3

Total commercial	171.1	17.8	188.9	250.9	--	250.9
Intersegment eliminations	--	(25.5)	(25.5)	--	(14.5)	(14.5)

Consolidated	$1,295.9	$--	$1,295.9	$1,772.6	$--	$1,772.6

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended March 31, 2009			Six Months Ended March 31, 2008
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access equipment
Aerial work platforms	$289.4	$--	$289.4	$933.7	$--	$933.7
Telehandlers	183.8	--	183.8	324.8	--	324.8
Other	144.4	--	144.4	165.1	--	165.1

Total access equipment	617.6	--	617.6	1,423.6	--	1,423.6
Defense	1,129.7	4.3	1,134.0	845.7	3.4	849.1
Fire & emergency	545.6	18.6	564.2	521.9	23.0	544.9
Commercial
Concrete placement	86.3	1.1	87.4	160.4	--	160.4
Refuse collection	271.0	6.4	277.4	279.5	--	279.5
Other	31.8	24.5	56.3	41.4	--	41.4

Total commercial	389.1	32.0	421.1	481.3	--	481.3
Intersegment eliminations	--	(54.9)	(54.9)	--	(26.4)	(26.4)

Consolidated	$2,682.0	$--	$2,682.0	$3,272.5	$--	$3,272.5

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Operating (loss) income:
Access equipment (a)	$(941.6)	$123.6	$(988.7)	$184.7
Defense	75.0	59.7	148.7	123.6
Fire & emergency (b)	(96.3)	20.6	(78.1)	42.8
Commercial (c)	(192.5)	(5.5)	(199.3)	(15.7)
Corporate and other	(19.8)	(30.2)	(40.7)	(57.3)

Consolidated operating (loss) income	(1,175.2)	168.2	(1,158.1)	278.1
Interest expense, net of interest income	(40.9)	(53.5)	(84.0)	(108.0)
Miscellaneous other expense	(2.9)	(3.5)	--	(5.6)

(Loss) income before (benefit) provision for income
taxes, equity in earnings of unconsolidated
affiliates and minority interest	$(1,219.0)	$111.2	$(1,242.1)	$164.5

(a)	Includes $892.5 million in non-cash goodwill and long-lived asset impairment charges in the three and six month periods ended March 31, 2009.

(b)	Includes $121.0 million in non-cash goodwill and long-lived asset impairment charges in the three and six month periods ended March 31, 2009.

(c)	Includes $184.3 million in non-cash goodwill and long-lived asset impairment charges in the three and six month periods ended March 31, 2009.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2009	September 30, 2008
Identifiable assets:
Access equipment:
U.S.	$1,963.3	$2,757.4
Europe (a)	735.8	1,108.4
Rest of world	89.9	123.0

Total access equipment	2,789.0	3,988.8
Defense - U.S.	310.1	299.0
Fire & emergency:
U.S.	627.1	756.2
Europe	75.4	123.8

Total fire & emergency	702.5	880.0
Commercial:
U.S. (a)	375.6	631.2
Other North America (a)	23.9	32.5
Europe	155.2	170.0

Total commercial	554.7	833.7
Corporate and other - U.S.	89.0	80.0

Consolidated	$4,445.3	$6,081.5

(a)	Includes investment in unconsolidated affiliates.

        Net sales by geographic region based on product shipment destination were as follows (in millions):

	Six Months Ended March 31,
	2009	2008
Net sales:
United States	$2,141.8	$2,246.0
Other North America	48.5	90.2
Europe, Africa and Middle East	373.0	759.8
Rest of world	118.7	176.5

Consolidated	$2,682.0	$3,272.5

18.	Subsequent Event

        On April 30, 2009, the Company entered into an agreement to sell its ownership in Geesink Group B.V., Geesink Norba Limited and Norba A. B. (collectively, the “Geesink Norba Group”). The Geesink Norba Group, the Company’s European refuse collection vehicle manufacturer, had sales of $201.9 million in fiscal 2008 and is included in the Company’s commercial operating segment. Completion of the transaction is subject to normal closing conditions, including regulatory approvals in certain European countries. The Company expects the transaction to close in the second half of fiscal 2009. The transaction is not expected to have a material impact on the Company’s cash flow.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

        This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview,” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the consequences of financial leverage associated with the JLG acquisition, including the level of the Company’s borrowing costs, the increased interest rates the Company would face if it experienced a deterioration or downgrade in credit agency ratings and the Company’s ability to maintain compliance with its financial covenants under its credit agreement; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, especially during a global recession and credit crisis; the duration of the global recession and its adverse impact on the Company’s share price, which could lead to additional impairment charges related to many of the Company’s intangible assets; the expected level and timing of U.S. Department of Defense procurement of products and services and funding thereof; risks related to reductions in government expenditures and the uncertainty of government contracts; the potential for commodity costs to rise sharply in a future economic recovery; risks associated with international operations and sales, including foreign currency fluctuations; the Company’s ability to close the sale of its Geesink Norba Group (“Geesink”) business on its expected timetable; risks related to the collectability of receivables during a recession, particularly for those businesses with exposure to construction markets; and the potential for increased costs relating to compliance with changes in laws and regulations. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2009 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

        During the second quarter of fiscal 2009, demand deteriorated further for many of the Company’s businesses due to the global recession and credit crisis resulting in sharply lower sales and a net loss for the quarter. The Company’s access equipment and domestic concrete placement products businesses experienced the sharpest demand downturns with sales declining approximately 70% and 60%, respectively, in the second quarter compared to the prior year quarter. In these businesses, the Company’s ability to sell its products has been partially dependent on the Company’s ability to assist its customers in arranging financing with third parties as many lenders have reduced lending to the Company’s markets. Demand shortfalls across the Company’s businesses have been partially mitigated by strong backlogs for the Company’s defense, domestic fire apparatus, airport products and domestic refuse collection vehicle businesses. Specifically, the outlook for the Company’s defense business has improved for the second half of fiscal 2009 due to a $122 million contract to supply TAK-4™ independent suspensions on Mine Resistant Ambush Protected vehicles and the benefits of lean initiatives. In response to slowing demand across much of the Company, management has repeatedly instituted more severe cost reduction actions over the last several quarters. These actions have involved significant reductions in staffing, wage cuts for all domestic salaried employees, elimination of bonuses and 401(k) contribution matches for most employees, periodic furloughs for a large percentage of employees and major reductions to other operating expenses.

        While it is difficult to predict with certainty, the Company believes that the global recession and credit crisis will continue to negatively impact demand for the Company’s products in a number of its businesses. Limited credit availability, high unemployment levels, low residential and nonresidential construction spending and other factors are likely to limit capital equipment spending on a wide range of items, including products made by a number of Oshkosh businesses, for the foreseeable future. In particular, the Company now believes that its access equipment segment could experience percentage sales declines for the remainder of fiscal 2009 comparable to the 70% decline experienced in the second fiscal quarter and that all of its businesses, other than its defense, domestic fire apparatus, airport products and domestic refuse collection vehicle businesses could experience further sales declines in the second half of fiscal 2009.

        Due to the downturn in the Company’s business, the Company amended its Credit Agreement in the second quarter to avoid violating a financial covenant under the agreement. The amendment provided additional room under the financial covenants for the remainder of the term of the Credit Agreement. In exchange for the changes to the financial covenants, the Company incurred up-front fees of $20.5 million and will incur increased interest spreads for the remaining term of the Credit Agreement. The Company also agreed, among other things, to limitations on capital expenditures, dividends, investments and acquisitions. The Company’s board of directors subsequently elected to suspend the payment of dividends. As part of the amendment, the Company was required to prepay $100.5 million of debt under the Credit Agreement, and the Company voluntarily prepaid an additional $87.5 million of Term Loan A from excess cash during the second quarter.

        For the remainder of the global recession and credit crisis, the Company intends to aggressively manage its costs, inventories and cash flows in an effort to maintain compliance under the financial covenants of its Credit Agreement. The Company intends to do what it believes is necessary to effectively manage the business during these difficult times while maintaining prudent investments in new product launches and other limited investments to permit the Company to emerge stronger in the eventual economic recovery. The Company intends to proactively manage its costs and cash flows and believes that such actions will provide the Company with adequate flexibility under its revised financial covenants to operate over the next twelve months. However, see “Liquidity and Capital Resources – Liquidity” for a discussion of certain uncertainties relating to the Company’s ability to continue to comply with the financial covenants in its Credit Agreement.

        During the second quarter of fiscal 2009, the Company determined that goodwill and other long-lived assets were impaired at a number of the Company’s reporting units. This determination was based upon a sustained decline in the price of the Company’s Common Stock subsequent to the Company’s fiscal 2008 year end when its share price approximated book value, depressed order rates during the second quarter which historically has been a strong period for orders in advance of the North American construction season, as well as further deterioration in credit markets and the macro-economic environment. The Company announced on March 31, 2009, that it expected to record impairment charges of between $1.20 billion and $1.50 billion in its second fiscal quarter. Following the completion of the impairment assessment, which was performed with the assistance of a third party valuation firm, the Company recorded pre-tax non-cash impairment charges of $1.20 billion in the second fiscal quarter. These charges were driven by current projections and valuation assumptions that reflect the Company’s belief that the current recession will be deeper and longer than previously expected, that credit markets will remain tight and that costs of capital have risen significantly since the Company last performed its annual impairment testing. Despite the requirement to record this impairment charge, the Company believes the long-term prospects for its businesses remain strong.

        Subsequent to the end of the second fiscal quarter, the Company entered into an agreement to sell Geesink, its European refuse collection vehicle business. In spite of aggressive actions during the past three fiscal years to restructure this business and return it to profitability, the business continued to incur operating losses in fiscal 2009. The Company believes that its performance can be enhanced by redeploying its resources from Geesink to support other Company-owned businesses. Completion of the transaction is subject to normal closing conditions, including regulatory approvals in certain European countries. The Company expects the transaction to close in the second half of fiscal 2009. The transaction is not expected to have a material impact on the Company’s cash flow.

Results of Operations

Analysis of Consolidated Net Sales

        The following table presents net sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2009	2008	2009	2008
Net sales
Access equipment	$249.2	$813.1	$617.6	$1,423.6
Defense	590.2	450.8	1,134.0	849.1
Fire & emergency	293.1	272.3	564.2	544.9
Commercial	188.9	250.9	421.1	481.3
Intersegment eliminations	(25.5)	(14.5)	(54.9)	(26.4)

Consolidated	$1,295.9	$1,772.6	$2,682.0	$3,272.5

Second Quarter Fiscal 2009 Compared to 2008

        Consolidated net sales decreased 26.9% to $1.30 billion for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.

        Access equipment segment net sales decreased 69.4% to $249.2 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. Sales reflected substantially lower demand globally arising from tight credit markets and recessionary economies. European, African and Middle Eastern equipment sales declined about 80% while North American and rest of world equipment sales were each down about 70% in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.

        Defense segment net sales increased 30.9% to $590.2 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. The increase was due to the continuing requirements of the Company’s largest customer, the U.S. Department of Defense (the “DoD”). During the second quarter of fiscal 2009, the Company experienced a substantial increase in sales of heavy-payload tactical vehicles to the DoD.

        Fire & emergency segment net sales increased 7.7% to $293.1 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. The increase in sales reflected higher sales at the Company’s domestic fire apparatus and airport products businesses, offset in part by continued weak demand for towing and recovery equipment. The towing and recovery equipment market has been adversely affected by tight credit markets and general concerns over the U.S. economy.

        Commercial segment net sales decreased 24.7% to $188.9 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. The decrease in sales was the result of a 61.5% decline in sales of concrete placement products as a result of lower construction activity in North America and a 10.3% decrease in refuse collection vehicle sales. A modest decline in North American refuse collection vehicle sales was primarily the result of a decrease in exports, which tend to fluctuate from period to period. While European refuse collection vehicles sales were down in U.S. dollars, the decline was entirely the result of unfavorable foreign currency exchange rates.

First Six Months of Fiscal 2009 Compared to 2008

        Consolidated net sales decreased 18.0% to $2.68 billion for the first six months of fiscal 2009 compared to the first six months of fiscal 2008.

        Access equipment net sales decreased 56.6% to $617.6 million for the first six months of fiscal 2009 compared to the first six months of fiscal 2008. Sales reflected substantially lower demand globally arising from tight credit markets and recessionary economies. European, African and Middle Eastern equipment sales declined about 70% while North American equipment sales were down nearly 60% and rest of world equipment sales declined about 40%.

        Defense segment net sales increased 33.6% to $1,134.0 million for the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The increase was attributable to the continuing requirements of the DoD. During the first six months of fiscal 2009, the Company experienced a substantial increase in sales of heavy-payload tactical vehicles and reducible-height armor kits for the DoD.

        Fire & emergency segment net sales increased 3.5% to $564.2 million for the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The increase in sales was largely due to increased shipments of fire apparatus both domestically and internationally as well as increased demand for airport products equipment. This increase was offset in part by continued weak demand for towing and recovery equipment generally due to the global recession and inability of end customers to obtain adequate financing.

        Commercial segment net sales declined 12.5% to $421.1 million for the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The decline in sales was largely due to continued lower domestic concrete placement product sales due to a slowdown in U.S. residential and nonresidential construction activity attributable to the global recession.

Analysis of Consolidated Operating (Loss) Income

        The following table presents operating (loss) income by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2009	2008	2009	2008
Operating (loss) income
Access equipment	$(941.6)	$123.6	$(988.7)	$184.7
Defense	75.0	59.7	148.7	123.6
Fire & emergency	(96.3)	20.6	(78.1)	42.8
Commercial	(192.5)	(5.5)	(199.3)	(15.7)
Corporate and other	(19.8)	(30.2)	(40.7)	(57.3)

Consolidated operating (loss) income	$(1,175.2)	$168.2	$(1,158.1)	$278.1

Second Quarter Fiscal 2009 Compared to 2008

        The Company incurred a consolidated operating loss of $1.18 billion for the second quarter of fiscal 2009 as compared to operating income of $168.2 million for the second quarter of fiscal 2008. The operating loss in the second quarter of fiscal 2009 was driven by $1.20 billion of pre-tax non-cash charges for the impairment of goodwill and other long-lived assets.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company reviews goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment. At February 28, 2009, given the sustained decline in the price of the Company’s Common Stock subsequent to the Company’s fiscal 2008 year end when its share price approximated book value, depressed order rates during the second quarter which historically has been a strong period for orders in advance of the North American construction season, as well as further deterioration in credit markets and the macro-economic environment, the Company determined that the appropriate triggers had been reached to perform additional impairment testing on goodwill and its long-lived intangible assets. Accordingly, the Company conducted an assessment of the fair values of the Company’s reporting units. The results of that assessment indicated that impairment charges to the values of goodwill and other long-lived assets were required in the Company’s access equipment, fire & emergency and commercial segments.

        The access equipment segment incurred an operating loss of $941.6 million, including $892.5 million in non-cash impairment charges for goodwill and other long-lived assets, for the second quarter of fiscal 2009 compared to operating income of $123.6 million in the second quarter of fiscal 2008. In addition to the non-cash impairment charges, the decline in operating income reflected sharply lower sales volume, higher raw material costs and adverse product mix, offset in part by lower operating expenses as a result of cost reduction initiatives.

        Defense segment operating income increased 25.7% to $75.0 million, or 12.7% of sales, for the second quarter of fiscal 2009 compared to $59.7 million, or 13.2% of sales, in the second quarter of fiscal 2008. The increase in operating income was due to increased unit volume related to the continuing requirements of the DoD.

        The fire & emergency segment incurred an operating loss of $96.3 million, including $121.0 million in non-cash impairment charges for goodwill and other long-lived assets, for the second quarter of fiscal 2009 compared to operating income of $20.6 million in the second quarter of fiscal 2008. The decrease in operating results was primarily due to the non-cash impairment charges and weaker towing and recovery equipment sales, offset in part by higher fire apparatus sales volume and favorable product mix in the Company’s airport products business.

        The commercial segment incurred an operating loss of $192.5 million, including $184.3 million in non-cash impairment charges for goodwill and other long-lived assets, for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. In addition to the non-cash impairment charges, the increased operating loss was the result of significantly lower concrete placement product sales, offset in part by lower operating losses at the Company’s European refuse collection vehicle operations and lower operating expenses as a result of cost reduction initiatives. The Company’s European refuse collection vehicle operations incurred an operating loss of $3.0 million for the second quarter of fiscal 2009 compared to a loss of $8.6 million in the prior year period.

        Corporate operating expenses and inter-segment profit elimination decreased $10.4 million to $19.8 million in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 largely due to lower incentive compensation and other cost reduction initiatives, including lower outside professional services, travel and recruiting costs.

        Consolidated selling, general and administrative expenses decreased $35.0 million to $103.2 million, or 8.0% of sales, in the second quarter of fiscal 2009 compared to $138.2 million, or 7.8% of sales, in the second quarter of fiscal 2008 as a result of focused cost reduction efforts, including reductions in staffing, salary reductions and furloughs, the elimination of bonuses and profit-sharing, the elimination of
401(k) matches and other cost reductions.

First Six Months Fiscal 2009 Compared to 2008

        The Company incurred a consolidated operating loss of $1.16 billion for the first six months of fiscal 2009 as compared to operating income of $278.1 million for the first six months of fiscal 2008. The operating loss for the first six months of fiscal 2009 was driven by $1.20 billion of pre-tax non-cash charges for the impairment of goodwill and other long-lived assets.

        The access equipment segment incurred an operating loss of $988.7 million, including $892.5 million in non-cash impairment charges for goodwill and other long-lived assets, for the first six months of fiscal 2009 compared to operating income of $184.7 million in the first six months of fiscal 2008. In addition to the non-cash impairment charges, the decline in operating income was due to the impact of sharply lower sales volume, higher material costs, an increase in the provision for doubtful accounts and the negative impact of a stronger U.S. dollar versus the Euro. The impact of these factors was reduced by lower operating expenses as a result of aggressive cost reduction efforts.

        Defense segment operating income increased 20.4% to $148.7 million, or 13.1% of sales, for the first six months of fiscal 2009 compared to $123.6 million, or 14.6% of sales, in the first six months of fiscal 2008. The decrease in operating income as a percent of sales compared to the first six months of fiscal 2008 reflects an adverse product mix, a reduction in the prior year of a warranty reserve upon the expiration of a systemic warranty as well as increased bid and proposal costs to support several current or recent U.S. military truck programs. These items were offset in part by better absorption of fixed costs and improved performance on in-theater service work.

        The fire & emergency segment incurred an operating loss of $78.1 million, including $121.0 million in non-cash impairment charges for goodwill and other long-lived assets, for the first six months of fiscal 2009 compared to operating income of $42.8 million in the first six months of fiscal 2008. The decrease in operating results was primarily due to the non-cash impairment charges and weaker towing and recovery equipment sales, offset in part by higher volume and favorable product mix in the Company’s airport products business.

        The commercial segment incurred an operating loss for the first six months of fiscal 2009 of $199.3 million, including $184.3 million in non-cash impairment charges for goodwill and other long-lived assets. The decrease in operating results was the result of the non-cash impairment charges and the impact of sharply lower concrete placement sales volumes, offset in part by reductions in operating expenses as a result of cost reduction efforts.

        Corporate operating expenses and inter-segment profit elimination decreased $16.6 million to $40.7 million in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 largely due to focused cost reduction efforts, including lower personnel, travel, recruiting and outside professional services costs.

        Consolidated selling, general and administrative expenses decreased $40.4 million to $221.2 million, or 8.2% of sales, in the first six months of fiscal 2009 compared to $261.6 million, or 8.0% of sales, in the first six months of fiscal 2008 as a result of focused cost reduction efforts, including reductions in staffing, salary reductions and furloughs, the elimination of bonuses and profit-sharing, the elimination of
401(k) matches and other cost reductions. Selling, general and administrative expenses in the first six months of fiscal 2009 included provisions for doubtful accounts and credit losses of $17.1 million, or 0.6% of sales, compared to income of $4.0 million, or 0.1% of sales, in the first six months of fiscal 2008, with the increase generally the result of increased provisions in the access equipment segment due to weakened business conditions globally.

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2009 Compared to 2008

        Interest expense net of interest income decreased $12.6 million to $40.9 million in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, largely as a result of the repayment of a portion of the borrowings incurred in connection with past acquisitions and lower interest rates prior to the effective date of the amendment of the Credit Agreement. In March 2009, the Company amended its Credit Agreement to provide additional room under its financial covenants to address lower earnings as a result of the impact of the global recession and credit crisis. In connection with this amendment, interest rate spreads were increased significantly. See Note 7 to the Notes to Condensed Consolidated Financial Statements for further information regarding the amendment to the Credit Agreement.

        The Company recorded a $26.8 million tax benefit in the second quarter of fiscal 2009, or 2.2% of pre-tax losses, compared to tax expense of $40.8 million, or 36.7% of pre-tax earnings, for the second quarter of fiscal 2008. The 2009 tax benefit of $426.7 million at the U.S. federal rate on the pre-tax loss of $1,219.0 million was reduced by the tax effect of non-deductible impairment charges of $395.7 million recorded in the quarter, increased by $2.5 million due to discrete benefits related to the Company’s foreign operations, decreased by $5.8 million in the quarter related to the reduction in accrued benefits previously recorded under a European tax incentive due to cumulative losses incurred during the quarter and increased by miscellaneous other net items of $0.9 million.

        The Company had no equity in earnings of unconsolidated affiliates, net of income taxes, in the second quarter of fiscal 2009 compared to $1.9 million in the second quarter of fiscal 2008. The Company has equity interests in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe. Earnings for these companies have decreased due to the impact of the global recession.

First Six Months Fiscal 2009 Compared to 2008

        Interest expense net of interest income decreased $24.0 million to $84.0 million in the first six months of fiscal 2009 compared to the first six months of fiscal 2008, largely as a result of the repayment of a portion of the borrowings incurred in connection with past acquisitions and lower interest rates prior to the effective date of the amendment of the Credit Agreement. In March 2009, the Company amended its Credit Agreement to provide additional room under its financial covenants to address lower earnings as a result of the impact of the global recession and credit crisis. In connection with this amendment, interest rate spreads were increased significantly. See Note 7 to the Notes to Condensed Consolidated Financial Statements for further information regarding the amendment to the Credit Agreement.

        The Company recorded a $28.6 million tax benefit in the first six months of fiscal 2009, or 2.3% of pre-tax losses, compared to tax expense of $58.9 million, or 35.8% of pre-tax earnings, for the first six months of fiscal 2008. The 2009 tax benefit of $434.7 million at the U.S. federal rate on the pre-tax loss of $1,242.1 million was reduced by the tax effect of non-deductible impairment charges recorded of $395.7 million, increased by $2.5 million due to discrete benefits related to the Company’s foreign operations, decreased by $7.3 million related to the reduction in accrued benefits previously recorded under a European tax incentive due to cumulative losses incurred during the period, decreased by $5.1 million of unbenefitted foreign losses and decreased by state and miscellaneous other net items of $0.5 million.

        Equity in earnings of unconsolidated affiliates, net of income taxes, of $0.5 million in the first six months of fiscal 2009 and $3.7 million in the first six months of fiscal 2008 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe. Earnings for these companies have decreased due to the impact of the global recession.

Liquidity and Capital Resources

Financial Condition at March 31, 2009

        At March 31, 2009, the Company had $2.52 billion of debt, $107.7 million of cash and cash equivalents (net debt of $2.41 billion, defined as total debt less cash and cash equivalents) and $72.6 million of shareholders’ equity. This compares to $2.77 billion of debt, $88.2 million of cash and cash equivalents (net debt of $2.69 billion) and $1.39 billion of shareholders’ equity at September 30, 2008. Net debt decreased $275.4 million for the first six months of fiscal 2009 as the Company utilized cash flows from operations to pay down outstanding debt. The decrease in shareholders’ equity was primarily the result of $1.20 billion of non-cash charges for the impairment of goodwill and other long-lived assets recorded in the second quarter of fiscal 2009.

        In addition to cash and cash equivalents, the Company had $510.6 million of unused available capacity under the Revolving Credit Facility as of March 31, 2009. The borrowings under the Revolving Credit Facility could be limited by the financial covenants contained within the Credit Agreement.

Cash Flows

        The Company generated $324.4 million of cash from operating activities during the first six months of fiscal 2009 compared to $26.9 million for the first six months of fiscal 2008. While operating results decreased year-over-year, a substantial majority of the losses related to non-cash impairment charges. The higher generation of cash from operating activities in the first six months of fiscal 2009 was the result of a substantial reduction in operating working capital (which the Company defines as trade accounts receivable plus inventory less accounts payable and customer advances). The changes in receivables, inventories and accounts payable were primarily driven by the decrease in sales during the first half of fiscal 2009 versus the first half of fiscal 2008. The increase in customer advances was due to the timing of payments from the U.S. government on the recently signed Family of Heavy Tactical Vehicles (“FHTV’) contract.

        Cash generated (used) from changes in operating working capital was as follows (in millions):

	Six Months Ended March 31,
	2009	2008
Receivables, net	$324.5	$89.2
Inventories, net	8.0	(227.7)
Accounts payable	(152.3)	49.0
Customer advances	140.4	(22.2)

	$320.6	$(111.7)

        The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate significantly, from quarter to quarter, due to changes in working capital requirements arising principally from seasonal fluctuations in sales, the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD. Consolidated days sales outstanding decreased from 44 days at September 30, 2008 to 42 days at March 31, 2009 as a result of a higher proportion of consolidated sales concentrated in segments with shorter payment terms, offset in part by a 28-day deterioration in days sales outstanding in the access equipment segment. Due to this deterioration in aged receivables, the access equipment segment increased its provisions for doubtful accounts. Consolidated inventory turns decreased from 5.0 times at September 30, 2008 to 4.3 times at March 31, 2009 as access equipment segment sales declined at a faster pace than inventory.

Investing Cash Flows

        Cash flows relating to investing activities consist primarily of cash used for capital expenditures. Net cash used in investing activities in the first six months of fiscal 2009 was $10.7 million compared to $44.0 million in the first six months of fiscal 2008. Capital spending, excluding equipment held for rental, of $14.6 million in the first six months of fiscal 2009 was down $30.1 million compared to capital spending in the first six months of fiscal 2008. In fiscal 2009, the Company has sharply curtailed capital spending in response to the global recession, and the Company now expects capital spending for fiscal 2009 to approximate $30 million to $40 million.

Financing Cash Flows

        Cash provided by financing activities consists primarily of proceeds from the issuance of long-term debt and cash used by financing activities consists primarily of repayments of indebtedness and payments of dividends to shareholders. Financing activities resulted in a net use of cash of $288.7 million during the first six months of fiscal 2009 compared to a net use of cash of $9.6 million during the first six months of fiscal 2008. The increase in cash used by financing activities was largely due to debt repayment of $253.8 million in the first six months of fiscal 2009 compared to $1.9 million in the first six months of fiscal 2008.

Liquidity

        The Company’s primary sources of liquidity are the cash flow generated from operations, availability under the $550.0 million Revolving Credit Facility (as defined below) and available cash and cash equivalents. In addition to cash and cash equivalents of $107.7 million, the Company had $510.6 million of unused availability under the terms of its Revolving Credit Facility as of March 31, 2009. These sources of liquidity are needed to fund the Company’s working capital requirements, debt service requirements and capital expenditures.

Senior Secured Credit Agreement

        In December 2006, the Company entered into a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions, which consisted of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). In March 2009, the Company entered into the Second Amendment (the “Amendment”) to the Credit Agreement to provide relief under its Leverage Ratio financial covenant. The Company believed that this Amendment was required to avoid a potential financial covenant violation at the end of its second quarter of fiscal 2009 as a result of lower demand for certain of the Company’s products due to continued weakening in the global economy and tight credit. Terms of the Amendment also included an increase in the margin on LIBOR loans to 600 basis points, compared with 150 basis points immediately prior to the Amendment, and required the Company to prepay $14.5 million and $86.0 million of debt related to Term Loan A and Term Loan B, respectively. The Amendment also involved other changes to the Credit Agreement, including placing limitations on capital expenditures, dividends, investments and acquisitions, an increase in the frequency of mandatory prepayments, adding a Senior Secured Leverage Ratio, and requiring the grant of mortgage liens on certain real estate owned by the Company and certain of its subsidiaries.

        The Amendment also added a usage fee equal to an annualized rate of 50 basis points on the aggregate principal amount of all outstanding loans under the Credit Agreement for any day on which the Company has a corporate family rating from Moody’s Investors Service of B3 with “negative” watch or lower or a corporate credit rating from Standard and Poor’s Rating Services of B- with “negative” watch or lower. The Company’s credit ratings are reviewed regularly by these major debt rating agencies. In January 2009, Standard & Poor’s Rating Services lowered the Company’s long-term debt rating from BB- to B and credit watch “negative” citing weaker-than-expected operating results and the Company’s need to seek an amendment of the financial covenants contained in the Credit Agreement. Likewise, in January 2009, Moody’s Investors Service lowered the Company’s long-term debt rating from Ba3 to B2 with “negative” outlook citing expectations of further erosion in the Company’s credit metrics due to the deterioration in several of the Company’s businesses, particularly the access equipment segment. In March 2009 following the Amendment, both Standard & Poor’s Rating Services and Moody’s Investors Service affirmed the Company’s long-term debt ratings. Standard & Poor’s also removed the Company from credit watch “negative”.

        The Company accounted for the Amendment under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”). As the terms of the Credit Agreement both prior to and after the Amendment allowed for the prepayment of the amounts due without a penalty, the Company determined that the debt was callable on the date of the Amendment. As such, the present value of the cash flows both prior to and after the Amendment was not determined to be substantially different. Accordingly, fees of $20.0 million paid by the Company to the parties to the Credit Agreement were capitalized in connection with the Amendment, along with the existing unamortized debt fees, and will be amortized as an adjustment of interest expense over the remaining term of the Credit Agreement using the interest method. Furthermore, in accordance with EITF 96-19, costs incurred with third parties of $0.5 million were expensed as incurred.

        The Term Loan A requires principal payments of $12.5 million, plus interest, due quarterly from June 2009 through September 2011, with a final principal payment of $248.0 million due December 6, 2011. The outstanding balance under the Term Loan B of $2,203.0 is due December 6, 2013. As a result of excess available cash in the second quarter, the Company prepaid its quarterly principal payments related to Term Loan A, which were originally due in June 2009 through December 2010. The estimated future maturities under the Credit Agreement, as amended, for the six fiscal years succeeding September 30, 2008 are as follows: 2009 (remaining six months) — $0.0 million; 2010 — $0.0 million; 2011 — $37.5 million; 2012 — $248.0 million; 2013 — $0.0 million and 2014 — $2,203.0 million.

        Interest rates on borrowings under the Revolving Credit Facility and Term Loan Facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5%, a bank’s “Prime Rate” or the sum of 1.0% plus the “Off-Shore” rate that would be applicable for an interest period of one month beginning on such day) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins on the Revolving Credit Facility and Term Loan A are subject to adjustment, up or down, based on whether certain financial criteria are met. At March 31, 2009, the interest rate spread on the Revolving Credit Facility and Term Loan Facility was 600 basis points. The weighted-average interest rate on borrowings outstanding at March 31, 2009 was 7.28% and 7.06% for Term Loans A and B, respectively.

        To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement, as amended (11.105% at March 31, 2009). The notional amount of the swap at March 31, 2009 was $1.25 billion and reduces to $750 million on December 7, 2009 and $250 million on December 6, 2010. Neither the Company nor the counterparty is required to collateralize its obligations under these swaps. The Company is exposed to loss if the counterparty defaults; however, the counterparty is a large Aa1 rated global financial institution, as of the date of this filing, and the Company believes that the risk of default is remote.

Covenant Compliance

        The Credit Agreement, as amended, contains various restrictions and covenants, including restrictions on the ability of the Company and certain of its subsidiaries to, among other things, consolidate or merge, create liens, incur additional indebtedness and dispose of assets. The Credit Agreement, as amended, also requires the Company to maintain the following financial ratios:

–	Leverage Ratio: The ratio of Consolidated Indebtedness outstanding at quarter-end to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the most recently ended four fiscal quarters, as such terms are defined in the Credit Agreement, as amended. The Leverage Ratio is not permitted to be greater than the following:

Fiscal Quarters Ending
March 31, 2009	5.75 to 1.0
June 30, 2009 and September 30, 2009	7.25 to 1.0
December 31, 2009	7.00 to 1.0
March 31, 2010	6.75 to 1.0
June 30, 2010 through June 30, 2011	6.50 to 1.0
September 30, 2011 through June 30, 2012	5.50 to 1.0
September 30, 2012 through June 30, 2013	4.25 to 1.0
Thereafter	3.75 to 1.0

        As of March 31, 2009, the Company was in compliance with the Leverage Ratio with a ratio of 4.46 to 1.0.

–	Interest Coverage Ratio: The ratio of Consolidated EBITDA for the most recently ended four fiscal quarters to Cash Interest Expense for the most recently ended four fiscal quarters, as such terms are defined in the Credit Agreement. The Interest Coverage Ratio is not permitted to be less than the following:

Fiscal Quarters Ending
March 31, 2009	1.95 to 1.0
June 30, 2009	1.64 to 1.0
September 30, 2009	1.58 to 1.0
December 31, 2009	1.49 to 1.0
March 31, 2010	1.52 to 1.0
June 30, 2010 through December 31, 2010	1.56 to 1.0
March 31, 2011 and June 30, 2011	1.70 to 1.0
September 30, 2011 through June 30, 2012	1.88 to 1.0
September 30, 2012 through June 30, 2013	2.48 to 1.0
Thereafter	2.47 to 1.0

        As of March 31, 2009, the Company was in compliance with the Interest Coverage Ratio with a ratio of 3.26 to 1.0.

–	Senior Secured Leverage Ratio: The ratio of outstanding Loans under the Credit Agreement, as amended, at quarter-end to Consolidated EBITDA for the most recently ended four fiscal quarters, as such terms are defined in the Credit Agreement. The Senior Secured Leverage Ratio is not permitted to be greater than the following:

Fiscal Quarters Ending
June 30, 2011	5.00 to 1.0
September 30, 2011 through June 30, 2012	4.50 to 1.0
September 30, 2012 through June 30, 2013	3.25 to 1.0
September 30, 2013	3.00 to 1.0

        The Senior Secured Leverage Ratio limitation is not applicable until June 30, 2011.

        The Credit Agreement, as amended, limits the amount of dividends, stock repurchases and other types of distributions during any fiscal year in excess of certain limits based upon the Leverage Ratio as of the end of the fiscal quarter preceding the proposed distribution. When the Leverage Ratio as of the end of a fiscal quarter is greater than 4.0 to 1.0, then no such distribution may be made if, after giving effect to such distribution, the aggregate amount of all such payments made in such fiscal quarter would exceed the sum of $0.01 per outstanding share of the Company’s Common Stock plus $250,000. The Company suspended payment of dividends effective April 2009.

        To address the ongoing global recession and credit crisis, the Company has taken significant actions for several quarters to reduce its cost base and improve profitability, including workforce, capital spending and other cost reductions. Based on the Company’s current outlook for fiscal 2009, the Company expects to be able to meet the financial covenants contained in the Credit Agreement and have sufficient liquidity to finance its operations over the next twelve months. While the Company believes that the assumptions underlying its current outlook are reasonable, the Company also recognizes that it may face less favorable scenarios.

        If revenue assumptions are not met or if the Company’s success in achieving its cost reductions is less than anticipated, the Company believes it could still satisfy its financial covenants and meet the liquidity needs of the business over the next twelve months through incremental cost reductions and management of cash flow. Notwithstanding this assessment, there is a high degree of uncertainty in the current environment, and it is possible that under certain scenarios the Company would not comply with the financial covenants in its debt agreements.

        Non-compliance with the covenants would provide the lenders under the Credit Agreement with the ability to demand immediate repayment of all outstanding borrowings. The Company would not have sufficient liquidity to satisfy this demand. In the event the Company believes it was likely that it would violate a financial covenant in the future, it would likely seek an additional amendment to the Credit Agreement to obtain covenant relief. The Company may also consider raising additional funds through public or private debt or equity financings or the sale of assets in order to avoid violating a covenant. These financing options may not be available to the Company on a timely basis, if at all, and if the options are available, they may be available only on onerous terms that may or may not be acceptable to the Company or its shareholders. The inability to comply with covenants, obtain waivers for non-compliance, obtain an amendment granting covenant relief or obtain alternative financing would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

        The Company’s contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended September 30, 2008 have not materially changed since that report was filed.

Application of Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The significant accounting policies and methods used in the preparation of the Condensed Consolidated Financial Statements are described in Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The Company’s application of critical accounting policies has not materially changed since that report was filed.

Critical Accounting Estimates

        Except for the following item, the Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2008 have not materially changed since that report was filed.

        Goodwill: In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions. The rate used to discount estimated cash flows is a rate corresponding to the Company’s cost of capital, adjusted for risk where appropriate, and is dependent upon interest rates at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner to cause further impairment of goodwill, which could have a material impact on the Company’s results of operations.

        At February 28, 2009, given the sustained decline in the price of the Company’s Common Stock subsequent to the Company’s fiscal 2008 year end when its share price approximated book value, depressed order rates during the second quarter which historically has been a strong period for orders in advance of the North American construction season, as well as further deterioration in credit markets and the macro-economic environment, the Company determined that the appropriate triggers had been reached to perform additional impairment testing on goodwill and its indefinite-lived intangible assets.

        To derive the fair value of its reporting units, the Company performed extensive valuation analyses with the assistance of a third-party valuation advisor, utilizing both income and market approaches. Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization (based upon the price of the Company’s Common Stock on February 28, 2009) plus an estimated control premium. Under the market approach, the Company derived the fair value of its reporting units based on revenue multiples of comparable publicly-traded companies. Changes in estimates or the application of alternative assumptions could produce significantly different results.

        As a result of this analysis, $1,167.4 million of goodwill and $30.4 million of other long-lived assets, including tradenames, technology and customer relationships, were written off during the second quarter of fiscal 2009. These charges were driven by current projections and valuation assumptions that reflect the Company’s belief that the current recession will be deeper and longer than previously expected, that credit markets will remain tight and that costs of capital have risen significantly since the Company last performed its annual impairment testing.

New Accounting Standards

        Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s consolidated financial statements of new accounting standards.

Customers and Backlog

        Sales to the U.S. government comprised approximately 43% of the Company’s net sales in the first six months of fiscal 2009. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at March 31, 2009 increased 1.4% to $3,333.5 million compared to $3,286.4 million at March 31, 2008. Access equipment segment backlog decreased 89.1% to $98.5 million at March 31, 2009 compared to $905.6 million at March 31, 2008 due to softer demand driven by deteriorating market conditions as well as the timing of receipt of orders that were placed in the prior year when there were capacity constraints in the industry. Defense segment backlog increased 60.6% to $2,422.5 million at March 31, 2009 compared to $1,508.0 million at March 31, 2008 due largely to the renewal of the FHTV contract in October 2008. Fire & emergency segment backlog increased 8.9% to $680.4 million at March 31, 2009 compared to $624.7 million at March 31, 2008 due in part to strong order volume for domestic fire apparatus in advance of price increases and new National Fire Protection Association standards that became effective January 1, 2009. Commercial segment backlog decreased 46.7% to $132.1 million at March 31, 2009 compared to $248.1 million at March 31, 2008. Unit backlog for refuse collection vehicles was down 0.6% domestically compared to March 31, 2008. Unit backlogs for front-discharge and rear-discharge concrete mixers were down 87.4% and 91.1%, respectively, as compared to March 31, 2008 as a result of continued weak construction markets in the U.S. Unit backlog for refuse collection vehicles was down 37.8% in Europe.

        Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV, Indefinite Delivery/Indefinite Quantity, and Logistics Vehicle System Replacement contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 39.7% of the Company’s March 31, 2009 backlog is not expected to be filled in fiscal 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates, commodity and foreign exchange risk, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, have not materially changed since that report was filed.

ITEM 4.	CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2009. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2009 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        Changes in internal control. There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        Securities Class Action — On September 19, 2008, a purported shareholder of the Company filed a complaint seeking certification of a class action lawsuit in the United States District Court for the Eastern District of Wisconsin docketed as Iron Workers Local No. 25 Pension Fund on behalf of itself and all others similarly situated v. Oshkosh Corporation and Robert G. Bohn. The lawsuit alleges, among other things, that the Company violated the Securities Exchange Act of 1934 by making materially inadequate disclosures and material omissions leading to the Company’s issuance of revised earnings guidance and announcement of an impairment charge on June 26, 2008. Since the initial lawsuit, other suits containing substantially similar allegations were filed (all suits have been consolidated and are hereafter referred to as the “Action”). The Company believes the Action to be entirely without merit and plans to vigorously defend against the Action.

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

We have a substantial amount of debt. Our current debt levels, including the associated financing costs and restrictive covenants, could limit our flexibility in managing our business. In particular, if we conclude that we are likely to fail to comply with the financial covenants contained in our amended Credit Agreement, we would incur higher costs if we obtain an amendment or waiver of such covenants. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could materially adversely affect our results of operations.

        As a result of financing the JLG acquisition, we are highly leveraged. The subsequent global recession and related decline in earnings have increased the leverage ratios under which we operate. We had approximately $2.5 billion of debt outstanding as of March 31, 2009. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot provide any assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our amended Credit Agreement in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs should the global recession and credit crisis become more severe or prolonged.

        In addition, our Credit Agreement, as amended, contains financial and restrictive covenants which, among other things, require us to satisfy quarter-end financial ratios, including a leverage ratio, a senior secured leverage ratio and an interest coverage ratio. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations and debt service capability. These covenants may limit our ability to, among other things, borrow under our amended Credit Agreement to fund operations or take advantage of business opportunities. We cannot make any guarantees related to our ability to comply in the future with the covenants in our amended Credit Agreement. Our ability to meet the financial ratios in such covenants may be affected by a number of events, including events beyond our control, and we may not be able to continue to meet those ratios at any time in the future. In addition, if we were to fall out of compliance with the financial covenants contained in our amended Credit Agreement, or conclude that we are likely to fail to comply with such covenants, then we could be required to seek an amendment to or waiver of the financial covenants contained in our amended Credit Agreement. Under current credit market conditions, we cannot provide assurance that we would be able to obtain any amendments to or waivers of the covenants contained in our amended Credit Agreement that we may request, and any amendments to or waivers of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those currently in our amended Credit Agreement. We may also consider raising additional funds through public or private debt or equity financings or the sale of assets in order to avoid violating a covenant. These financing options may not be available to us on a timely basis, if at all, and if the options are available, they may be available only on onerous terms that may or may not be acceptable to us or our shareholders.

        Further, our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings. In January 2009, Standard & Poor’s Rating Services lowered our long-term debt rating from BB- to B and placed us on credit watch “negative” citing weaker-than-expected operating results and our need to seek an amendment of the financial covenants contained in our amended Credit Agreement. Likewise in January 2009, Moody’s Investors Service lowered our long-term debt rating from Ba3 to B2 citing expectations of further erosion in our credit metrics due to the deterioration in several of our businesses, particularly the access equipment segment. In March 2009, both Standard & Poor’s Rating Services and Moody’s Investors Service affirmed the Company’s long-term debt ratings. Standard & Poor’s also removed the Company from credit watch “negative”. Any further downgrades to our credit ratings could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facility amendments more costly and/or difficult to obtain. In particular, under the terms of our amended Credit Agreement, we would incur a usage fee equal to 0.50% per annum on the aggregate principal amount of all outstanding loans under the amended Credit Agreement for any day on which we have a corporate family rating from Moody’s Investors Service of B3 with “negative” watch or lower or a corporate credit rating from Standard & Poor’s Rating Services of B- with “negative” watch or lower.

        Our high level of debt, current credit market conditions, our credit rating and the covenants that are contained in our amended Credit Agreement could have important consequences for our operations, including:

•	Increase our vulnerability to general adverse economic and industry conditions and detract from our ability to withstand successfully a downturn in our highly cyclical markets or economies generally;
•	Require us to dedicate a substantial portion of our cash flow from operations to higher interest costs or higher required payments on debt, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development, dividends and other general corporate activities;
•	Limit our ability to obtain additional financing in the future to fund working capital, capital expenditures and other general corporate requirements;
•	Limit our ability to enter into additional foreign currency and interest rate derivative contracts;
•	Limit our ability to pursue strategic acquisitions that may become available in our markets or otherwise capitalize on business opportunities if we had additional borrowing capacity;
•	Limit our flexibility in planning for, or reacting to, changes in our business and the markets we serve;
•	Cause our customers to seek products from less leveraged suppliers or change the terms on which they conduct business with us;
•	Cause our suppliers to change the terms upon which they do business with us;
•	Place us at a competitive disadvantage compared to less leveraged competitors; and
•	Make us vulnerable to increases in interest rates because a portion of our debt under our amended Credit Agreement is at variable rates.

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

        The global economy is currently experiencing a severe recession, which has negatively impacted our sales volumes for our access equipment, commercial and, to a lesser extent, our fire & emergency products. U.S. housing starts were again weak in fiscal 2008 and the first six months of fiscal 2009, with this weakness spreading to Europe late in fiscal 2008, and non-residential construction spending has also weakened in most geographical areas of the world, each further contributing to the lower sales volumes. A further reduction in non-residential construction spending may cause future weakness in demand for our products. In addition, many customers of ours have been reducing their expenditures and cancelling their orders for access equipment. Furthermore, municipal tax revenues have weakened, which may impact demand for fire apparatus in upcoming quarters. The towing and recovery equipment market is also being negatively impacted by the global economy and the tightening credit markets, and the European refuse collection vehicle market continues to experience weaker demand as a result of weakening economic conditions. We cannot provide any assurance that the global recession and credit crisis will not continue or become more severe. If the global recession and credit crisis continue or become more severe, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

        Additionally, the high levels of sales in our defense business in recent years have been due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, and we cannot predict how long these conflicts will last or the demand for our products that will arise out of such events. Accordingly, we cannot provide any assurance that the increased defense business as a result of these conflicts will continue. Furthermore, a new administration has recently entered the White House, and the recent bailout of U.S. financial institutions, insurance companies and others as well as the U.S. economic stimulus package are expected to put significant pressure on the federal budget, including the defense budget. It is too early to tell what the impact of a change in administration and federal budget pressures will mean to funding for Oshkosh defense programs. As such, we cannot provide any assurance that funding for our defense programs will not be impacted by the change in administration and federal budget pressures.

If we are unable to successfully complete the sale of Geesink on our expected timetable, or at all, then there could be material adverse effects on our financial condition, profitability and/or cash flows.

        Geesink, our European refuse collection vehicle business, operated at a loss in both fiscal 2007 and fiscal 2008. We incurred an operating loss at this business again in the first six months of fiscal 2009 largely due to production inefficiencies that have continued since we consolidated refuse collection vehicle production in our main facility in The Netherlands. On April 30, 2009, we entered into an agreement to sell our ownership in Geesink. The completion of the sale of Geesink is subject to a number of risks and uncertainties including the satisfaction of the conditions to the completion of the sale and the non-occurrence of any event, change or other circumstance that could give rise to the termination of the agreement. These and other factors could cause our ability to complete the sale of Geesink on the terms and within the timetable that we anticipate to be different than we expect. There is no guarantee that we will complete the sale of Geesink. We are subject to risks of operating the Geesink business until we complete the sale, or if we are unable to complete the sale. We expect to incur additional operating losses in fiscal 2009 as we seek to improve operational efficiencies at this business pending its sale. In addition, should we be unable to complete the sale of Geesink, we cannot provide any guarantees that Geesink will be able to operate profitably after such activities have been completed. For example, we believe that the European refuse collection vehicle market has weakened due to the recession in Europe. If we are unable to complete the sale of Geesink on our expected timetable, or at all, then there could be material adverse effects on our financial condition, profitability and/or cash flows.

A disruption or termination of the supply of parts, materials, components and final assemblies from third-party suppliers could delay sales of our vehicles and vehicle bodies.

        We have experienced, and may in the future experience, significant disruption or termination of the supply of some of our parts, materials, components and final assemblies that we obtain from sole source suppliers or subcontractors or incur a significant increase in the cost of these parts, materials, components or final assemblies. This risk is increased in the current difficult economic environment and tight credit conditions. Such disruptions, terminations or cost increases could delay sales of our vehicles and vehicle bodies and could result in a material adverse effect on our net sales, financial condition, profitability and/or cash flows. This risk is particularly serious with respect to our suppliers who participate in the automotive industry, from whom we obtain a significant portion of our parts, materials, components and final assemblies. Suppliers to the automotive industry have been severely impacted by the financial difficulties of auto manufacturers, the economic environment and credit conditions and face potential failure if the auto manufacturers’ business, the economic environment and credit conditions do not improve.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of the Company’s Common Stock. The Company did not repurchase any shares under the authorization during the quarter ended March 31, 2009. As of March 31, 2009, the Company had authority to repurchase 3,230,790 shares of Common Stock under that program. The repurchase authorization does not expire. The Credit Agreement, as amended, restricts the Company’s ability to repurchase shares of its Common Stock through financial covenants. The amended Credit Agreement also limits the amount of dividends, stock repurchases and other types of distributions to shareholders during any fiscal year in excess of certain limits based upon the leverage ratio as of the end of the fiscal quarter preceding the proposed distribution. When the leverage ratio as of the end of a fiscal quarter is greater than 4.0 to 1.0, then no such distribution may be made if, after giving effect to such distribution, the aggregate amount of all such payments made in such fiscal quarter would exceed the sum of $0.01 per outstanding share of the Company’s Common Stock plus $250,000.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of shareholders held on February 3, 2009, all of the persons nominated as directors were elected. The following table sets forth certain information with respect to such election.

Name of Nominee	Shares Voted for	Shares Withholding Authority	Other Shares Not Voted
J. William Andersen	65,967,571	2,198,973	6,262,294
Robert G. Bohn	66,066,348	2,100,196	6,262,294
Richard M. Donnelly	66,228,405	1,938,139	6,262,294
Frederick M. Franks, Jr.	65,876,817	2,289,727	6,262,294
Michael W. Grebe	66,037,716	2,128,828	6,262,294
Kathleen J. Hempel	65,894,232	2,272,312	6,262,294
Harvey N. Medvin	66,381,444	1,785,100	6,262,294
J. Peter Mosling, Jr.	66,101,334	2,065,210	6,262,294
Craig P. Omtvedt	66,483,946	1,682,598	6,262,294
Timothy J. Roemer	66,458,111	1,708,433	6,262,294
Richard G. Sim	66,215,696	1,950,848	6,262,294
Charles L. Szews	66,201,901	1,964,643	6,262,294

        Also at the annual meeting of shareholders held on February 3, 2009, the proposal to ratify the appointment of Deloitte & Touche LLP, an independent registered public accounting firm, as the Company’s independent auditors for the fiscal year ending September 30, 2009 was approved by a vote of the shareholders as follows:

Shares Voted for	Shares Voted Against	Abstentions
67,270,366	389,142	507,036

        Also at the annual meeting of shareholders held on February 3, 2009, the proposal to approve the 2009 Incentive Stock and Awards Plan was approved by a vote of the shareholders as follows:

Shares Voted for	Shares Voted Against	Abstentions	Broker Non-votes
46,176,481	6,525,054	737,642	14,727,367

        Also at the annual meeting of shareholders held on February 3, 2009, a shareholder proposal requesting that the board of directors initiate the appropriate process to change the Company’s jurisdiction of incorporation from Wisconsin to North Dakota was rejected by a vote of the shareholders as follows:

	Shares Voted for	Shares Voted Against	Abstentions	Broker Non-votes
~	2,973,075	49,484,096	982,006	14,727,367

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	By-Laws of Oshkosh Corporation, as amended effective February 3, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 6, 2009 (File No. 1-31371)).

4.1	Second Amendment, dated as of March 6, 2009, entered into by Oshkosh Corporation, Bank of America, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 9, 2009 (File No. 1-31371)).

10.1	Oshkosh Corporation 2009 Incentive Stock and Awards Plan (incorporated by reference to Attachment A to Oshkosh Corporation’s definitive proxy statement on Schedule 14A for the Oshkosh Corporation Annual Meeting of Shareholders held on February 3, 2009).*

10.2	Amendment effective February 1, 2009 to Amended and Restated Employment Agreement between Oshkosh Corporation and Robert G. Bohn.*

10.3	Amendment effective February 1, 2009 to Amended and Restated Employment Agreement between Oshkosh Corporation and Charles L. Szews.*

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 4, 2009.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 4, 2009.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated May 4, 2009.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated May 4, 2009.

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH CORPORATION
May 4, 2009	/S/ Robert G. Bohn
Robert G. Bohn
Chairman and Chief Executive Officer
(Principal Executive Officer)
May 4, 2009	/S/ David M. Sagehorn
David M. Sagehorn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
May 4, 2009	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek
Senior Vice President Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	By-Laws of Oshkosh Corporation, as amended effective February 3, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 6, 2009 (File No. 1-31371)).

4.1	Second Amendment, dated as of March 6, 2009, entered into by Oshkosh Corporation, Bank of America, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 9, 2009 (File No. 1-31371)).

10.1	Oshkosh Corporation 2009 Incentive Stock and Awards Plan (incorporated by reference to Attachment A to Oshkosh Corporation’s definitive proxy statement on Schedule 14A for the Oshkosh Corporation Annual Meeting of Shareholders held on February 3, 2009).*

10.2	Amendment effective February 1, 2009 to Amended and Restated Employment Agreement between Oshkosh Corporation and Robert G. Bohn.*

10.3	Amendment effective February 1, 2009 to Amended and Restated Employment Agreement between Oshkosh Corporation and Charles L. Szews.*

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 4, 2009.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 4, 2009.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated May 4, 2009.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated May 4, 2009.

* Denotes a management contract or compensatory plan or arrangement.