Form 10-Q
period 2009-06-30
OSHKOSH CORP
filed 2009-07-30
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      |X| Yes |_| No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      |_| Yes |_| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      |_| Yes |X| No

As of July 28, 2009, 74,444,295 shares of the Registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED JUNE 30, 2009

		Page
PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Consolidated Statements of Operations for the
	Three Months and Nine Months Ended June 30, 2009 and 2008	3
	Condensed Consolidated Balance Sheets at
	June 30, 2009 and September 30, 2008	4
	Condensed Consolidated Statement of Shareholders’ Equity for the
	Nine Months Ended June 30, 2009	5
	Condensed Consolidated Statements of Cash Flows for the
	Nine Months Ended June 30, 2009 and 2008	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	29
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41
ITEM 4.	CONTROLS AND PROCEDURES	41

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION
Condensed Consolidated Statements of Operations
(In millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net sales	$1,226.2	$1,920.1	$3,808.3	$5,082.3
Cost of sales	1,050.0	1,592.1	3,344.6	4,183.0

Gross income	176.2	328.0	463.7	899.3
Operating expenses:
Selling, general and administrative	122.8	116.9	329.1	363.4
Amortization of purchased intangibles	15.1	17.1	46.9	52.3
Intangible asset impairment charges	--	1.0	1,197.8	1.0

Total operating expenses	137.9	135.0	1,573.8	416.7

Operating income (loss)	38.3	193.0	(1,110.1)	482.6
Other income (expense):
Interest expense	(63.1)	(51.0)	(149.4)	(162.2)
Interest income	0.1	1.7	2.5	4.8
Miscellaneous, net	4.3	(3.2)	4.3	(7.0)

	(58.7)	(52.5)	(142.6)	(164.4)

(Loss) income from continuing operations
before income taxes, equity in earnings of
unconsolidated affiliates and minority interest	(20.4)	140.5	(1,252.7)	318.2
Provision for (benefit from) income taxes	0.9	40.8	(27.7)	100.3

(Loss) income from continuing operations before
equity in earnings of unconsolidated affiliates
and minority interest	(21.3)	99.7	(1,225.0)	217.9
Equity in earnings of unconsolidated
affiliates, net of tax	(0.9)	1.9	(0.4)	5.6
Minority interest, net of tax	0.2	0.4	0.7	1.0

(Loss) income from continuing operations	(22.0)	102.0	(1,224.7)	224.5
Loss from discontinued operations, net of tax	(4.6)	(186.3)	(14.4)	(198.9)

Net (loss) income	$(26.6)	$(84.3)	$(1,239.1)	$25.6

(Loss) earnings per share-basic:
From continuing operations	$(0.30)	$1.38	$(16.46)	$3.04
From discontinued operations	(0.06)	(2.52)	(0.19)	(2.69)

	$(0.36)	$(1.14)	$(16.65)	$0.35

(Loss) earnings per share-diluted:
From continuing operations	$(0.30)	$1.36	$(16.46)	$3.00
From discontinued operations	(0.06)	(2.48)	(0.19)	(2.66)

	$(0.36)	$(1.12)	$(16.65)	$0.34

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts; unaudited)

	June 30, 2009	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$159.3	$88.2
Receivables, net	500.4	997.8
Inventories, net	864.1	941.6
Deferred income taxes	80.7	66.6
Current assets held for sale	94.0	--
Other current assets	53.9	58.2

Total current assets	1,752.4	2,152.4
Investment in unconsolidated affiliates	38.3	38.1
Property, plant and equipment, net	394.0	453.3
Goodwill	1,078.0	2,274.1
Purchased intangible assets, net	980.0	1,059.9
Long-term assets held for sale	22.1	--
Other long-term assets	141.7	103.7

Total assets	$4,406.5	$6,081.5

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$9.4	$93.5
Accounts payable	464.1	639.9
Customer advances	410.3	296.8
Payroll-related obligations	64.8	104.8
Income taxes payable	3.3	11.1
Accrued warranty	70.5	88.3
Current liabilities held for sale	61.4	--
Other current liabilities	182.8	228.8

Total current liabilities	1,266.6	1,463.2
Long-term debt, less current maturities	2,441.6	2,680.5
Deferred income taxes	293.4	308.9
Long-term liabilities held for sale	2.3	--
Other long-term liabilities	303.0	237.0
Commitments and contingencies
Minority interest	2.3	3.3
Shareholders’ equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized;
none issued and outstanding)	--	--
Common Stock ($.01 par value; 300,000,000 shares authorized;
74,545,337 shares issued)	0.7	0.7
Additional paid-in capital	254.7	250.7
(Accumulated deficit) retained earnings	(171.1)	1,082.9
Accumulated other comprehensive income	14.2	55.7
Common Stock in treasury, at cost (101,042 and
116,499 shares, respectively)	(1.2)	(1.4)

Total shareholders’ equity	97.3	1,388.6

Total liabilities and shareholders’ equity	$4,406.5	$6,081.5

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Common Stock in Treasury at Cost	Total
Balance at September 30, 2008	$0.7	$250.7	$1,082.9	$55.7	$(1.4)	$1,388.6
Net loss	--	--	(1,239.1)	--	--	(1,239.1)
Change in fair value of derivative
instruments, net of tax of $5.5	--	--	--	(9.0)	--	(9.0)
Minimum pension liability adjustment,
net of tax of $0.2	--	--	--	(0.3)	--	(0.3)
Currency translation adjustments	--	--	--	(32.2)	--	(32.2)
Cash dividends ($0.20 per share)	--	--	(14.9)	--	--	(14.9)
Stock-based compensation and
award of nonvested shares	--	4.3	--	--	--	4.3
Other	--	(0.3)	--	--	0.2	(0.1)

Balance at June 30, 2009	$0.7	$254.7	$(171.1)	$14.2	$(1.2)	$97.3

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Condensed Consolidated Statements of Cash Flows
(In millions; unaudited)

	Nine Months Ended June 30,
	2009	2008
Operating activities:
Net (loss) income	$(1,239.1)	$25.6
Non-cash goodwill and long-lived asset impairment charges	1,197.8	175.2
Depreciation and amortization	110.6	110.6
Other non-cash adjustments	(19.4)	8.0
Changes in operating assets and liabilities	394.1	(200.5)

Net cash provided by operating activities	444.0	118.9
Investing activities:
Additions to property, plant and equipment	(18.3)	(56.1)
Additions to equipment held for rental	(11.2)	(13.8)
Proceeds from sale of property, plant and equipment	3.9	3.7
Proceeds from sale of equipment held for rental	5.1	9.5
(Contribution) distribution of capital (to) from
unconsolidated affiliates	(1.2)	1.2
(Increase) decrease in other long-term assets	(0.1)	0.2

Net cash used by investing activities	(21.8)	(55.3)
Financing activities:
Repayment of long-term debt	(263.9)	(77.0)
Net repayments under revolving credit facility	(54.2)	(0.5)
Debt amendment costs	(20.0)	--
Purchase of common stock	(0.1)	--
Proceeds from exercise of stock options	0.1	4.4
Excess tax benefits from stock-based compensation	--	3.0
Dividends paid	(14.9)	(22.3)

Net cash used by financing activities	(353.0)	(92.4)
Effect of exchange rate changes on cash	1.9	3.5

Increase (decrease) in cash and cash equivalents	71.1	(25.3)
Cash and cash equivalents at beginning of period	88.2	75.2

Cash and cash equivalents at end of period	$159.3	$49.9

Supplemental disclosures:
Cash paid for interest	$140.9	$161.1
Cash paid for income taxes	1.9	100.2

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

        In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in Oshkosh Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2008. The interim results are not necessarily indicative of results for the full year. In connection with preparation of the Condensed Consolidated Financial Statements, the Company evaluated subsequent events through July 30, 2009, which is the date the Company filed its Form 10-Q.

        In April 2009, the Company entered into an agreement to sell its ownership in Geesink Group B.V., Geesink Norba Limited and Norba A. B. (collectively, the “Geesink Norba Group”). On July 1, 2009, the Company completed the sale of the Geesink Norba Group. The Geesink Norba Group, a European refuse collection vehicle manufacturer, had sales of $201.9 million in fiscal 2008 and was included in the Company’s commercial operating segment. The assets and liabilities of these businesses are reflected as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets as of June 30, 2009. The historical results of operations of these businesses are included in “loss from discontinued operations, net of tax,” in the Condensed Consolidated Statements of Operations.

        New Accounting Standards – Effective October 1, 2008, the Company partially adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact business for the asset or liability, that is, the principal or most advantageous market for the asset or liability. As permitted by Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company did not adopt SFAS No. 157 for non-financial assets and liabilities which are not recognized or disclosed at fair value on a recurring basis. See Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information regarding fair value measurement disclosures. The Company will be required to adopt SFAS No. 157 for non-financial assets and liabilities which are not recognized or disclosed at fair value on a recurring basis on October 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 157 for non-financial assets and liabilities on the Company’s financial condition, results of operations and cash flows.

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

        In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. Acquisition-related transaction and restructuring costs will be expensed rather than treated as acquisition costs and included in the amount recorded for assets acquired. SFAS No. 141R will be effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after October 1, 2009. SFAS No. 141R also amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of SFAS No. 141R would also apply the provision of SFAS No. 141R. The Company is currently evaluating the impact of SFAS No. 141R on the Company’s financial condition, results of operations and cash flows.

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

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company was required to adopt SFAS No. 165 as of June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation No. (“FIN”) 46R to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The Company will be required to adopt SFAS No. 167 as of October 1, 2010. The Company is currently evaluating the impact of SFAS No. 167 on the Company’s financial condition, results of operations and cash flows.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative generally accepted accounting principles for SEC registrants. The Company will be required to adopt SFAS No. 168 as of September 30, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

2.	Discontinued Operations

        In April 2009, the Company entered into an agreement to sell its ownership in the Geesink Norba Group. On July 1, 2009, the Company completed the sale of the Geesink Norba Group. The Geesink Norba Group had sales of $201.9 million in fiscal 2008 and was included in the Company’s commercial operating segment. The assets and liabilities of these businesses are reflected as assets and liabilities held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2009. The historical results of operations of these businesses are included in “loss from discontinued operations, net of tax,” in the Condensed Consolidated Statements of Operations. The Company expects to record a non-cash, pre-tax gain of approximately $35 million, which will be included in discontinued operations as a gain on sale of discontinued operations in the Company’s fourth fiscal quarter results. The gain arises from the reclassification upon sale of cumulative translation adjustments of approximately $92 million from shareholders’ equity to earnings which related to the appreciation in the Company’s Euro-denominated investment in the Geesink Norba Group versus the U.S. dollar over the Company’s period of ownership of the business.

        In addition, the Company is in the process of restructuring the former holding company parent of the Geesink Norba Group. This restructuring is expected to result in a tax benefit of $60-$75 million to be recorded in the fourth quarter of fiscal 2009. The majority of this tax credit will be recorded in discontinued operations.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        The following amounts related to the Geesink Norba Group businesses have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net sales	$38.3	$49.3	$138.1	$159.5
Cost of sales	35.7	49.0	130.0	155.4

Gross income	2.6	0.3	8.1	4.1
Operating expenses:
Selling, general and administrative	7.0	12.9	22.0	28.0
Amortization of purchased intangibles	0.1	0.1	0.3	0.3
Intangible asset impairment charges	--	174.2	--	174.2

Total operating expenses	7.1	187.2	22.3	202.5

Operating loss	(4.5)	(186.9)	(14.2)	(198.4)
Other expense	(0.6)	0.2	(0.6)	(1.5)

Loss before income taxes	(5.1)	(186.7)	(14.8)	(199.9)
Benefit from income taxes	(0.5)	(0.4)	(0.4)	(1.0)

Loss from discontinued operations, net of tax	$(4.6)	$(186.3)	$(14.4)	$(198.9)

        At June 30, 2009, amounts related to the Geesink Norba Group have been reclassified as assets and liabilities held for sale in the Condensed Consolidated Balance Sheet. The Company has elected not to reclassify the balances as of September 30, 2008. Assets and liabilities held for sale include the following (in millions):

	June 30, 2009	September 30, 2008
Receivables, net	$45.9	$49.2
Inventories, net	41.8	54.0
Deferred income taxes	3.0	3.2
Other current assets	3.3	3.3

Total current assets	$94.0	$109.7

Property, plant and equipment, net	$17.4	$18.0
Purchased intangible assets, net	2.8	3.2
Other long-term assets	1.9	0.7

Total non-current assets	$22.1	$21.9

Accounts payable	$29.8	$36.0
Accrued and other current liabilities	31.6	27.7

Total current liabilities	$61.4	$63.7

Deferred income taxes	$1.4	$1.9
Other long-term liabilities	0.9	0.2

Total non-current liabilities	$2.3	$2.1

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Receivables

        Receivables consisted of the following (in millions):

	June 30, 2009	September 30, 2008
U.S. government
Amounts billed	$142.5	$199.4
Cost and profits not billed	7.9	6.1

	150.4	205.5
Other trade receivables	327.6	738.7
Finance receivables	44.0	26.4
Pledged finance receivables	--	3.9
Notes receivables	66.3	61.8
Other receivables	26.7	43.6

	615.0	1,079.9
Less allowance for doubtful accounts	(42.3)	(24.8)

	$572.7	$1,055.1

Current receivables	$500.4	$997.8
Long-term receivables	72.3	57.3

	$572.7	$1,055.1

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

        Finance and pledged finance receivables consisted of the following (in millions):

	June 30, 2009	September 30, 2008
Finance receivables	$49.4	$28.8
Pledged finance receivables	--	3.9

	49.4	32.7
Estimated residual value	2.1	2.0
Less unearned income	(7.5)	(4.4)

Net finance and pledged finance receivables	44.0	30.3
Less allowance for doubtful accounts	(6.8)	(1.2)

	$37.2	$29.1

        The contractual maturities of the Company’s finance receivables at June 30, 2009 were as follows: 2009 (remaining three months) — $11.4 million; 2010 — $9.2 million; 2011 — $9.2 million; 2012 — $9.4 million; 2013 — $6.1 million; 2014 — $3.6 million and thereafter — $0.5 million.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Historically, finance receivables have been paid off prior to their contractual due dates, although that may change in the current recession. As a result, the above amounts are not to be regarded as a forecast of future cash flows. Provisions for losses on finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio.

        Notes receivable include refinancing of trade accounts and finance receivables. As of June 30, 2009, approximately 95% of the notes receivable were due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves if required under the circumstances. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded reserves if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

4.	Inventories

        Inventories consisted of the following (in millions):

	June 30, 2009	September 30, 2008
Raw materials	$422.9	$474.0
Partially finished products	261.8	275.5
Finished products	430.8	419.5

Inventories at FIFO cost	1,115.5	1,169.0
Less: Progress/performance-based payments on
U.S. government contracts	(169.6)	(154.3)
Excess of FIFO cost over LIFO cost	(81.8)	(73.1)

	$864.1	$941.6

        Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

        Inventory includes costs which are amortized to expense as sales are recognized under certain contracts. At June 30, 2009 and September 30, 2008, unamortized costs related to long-term contracts of $4.6 million and $3.3 million, respectively, were included in inventory.

5.	Investments in Unconsolidated Affiliates

        Investments in unconsolidated affiliates are accounted for under the equity method, and consisted of the following (in millions):

	Percent- owned	June 30, 2009	September 30, 2008
OMFSP (U.S.)	50%	$16.6	$16.0
RiRent (The Netherlands)	50%	14.7	15.4
Mezcladoras (Mexico)	49%	7.0	6.7

		$38.3	$38.1

        The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings, net of related income taxes, are reflected in “Equity in earnings of unconsolidated affiliates.”

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        In February 1998, concurrent with the Company’s acquisition of McNeilus Companies, Inc. (“McNeilus”), the Company and an unaffiliated third-party, BA Leasing & Capital Corporation, formed Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), a general partnership, for the purpose of offering lease financing to certain customers of the Company. Each partner contributed existing lease assets (and, in the case of the Company, related notes payable to third-party lenders, which were secured by such leases) to capitalize the partnership. Leases and related notes payable contributed by the Company were originally acquired in connection with the McNeilus acquisition.

        OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to certain customers of the Company. The Company sells vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers. The Company’s sales to OMFSP were $14.0 million and $29.3 million for the nine months ended June 30, 2009 and 2008, respectively. Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 4.0% to 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% to 6.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP. All such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity for purposes of FIN 46R. Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

        The Company and an unaffiliated third-party are joint venture partners in RiRent Europe, B.V. (“RiRent”). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company’s sales to RiRent were $2.9 million and $43.1 million for the nine months ended June 30, 2009 and 2008, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner. Under RiRent’s €55.0 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio of 30.0% (36.6% as of December 31, 2008).

6.	Property, Plant and Equipment

        The following table presents details of the Company’s property, plant and equipment (in millions):

	June 30, 2009	September 30, 2008
Land and land improvements	$43.5	$47.3
Buildings	208.6	219.0
Machinery and equipment	423.1	433.1
Equipment on operating lease to others	52.5	57.0
Construction in progress	1.3	--

	729.0	756.4
Less accumulated depreciation	(335.0)	(303.1)

	$394.0	$453.3

        Depreciation expense was $55.9 million and $50.8 million for the nine months ended June 30, 2009 and 2008, respectively. Equipment on operating lease to others represents the cost of equipment sold to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease to others at June 30, 2009 and September 30, 2008 was $37.1 million and $41.1 million, respectively.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Goodwill and Purchased Intangible Assets

        In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment. During the fourth quarter of fiscal 2008, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally tradenames) and concluded that no impairment was required.

        At February 28, 2009, given a sustained decline in the price of the Company’s Common Stock subsequent to the Company’s fiscal 2008 year end when its share price approximated book value, depressed order rates during the second fiscal quarter which historically has been a strong period for orders in advance of the North American construction season, as well as further deterioration in credit markets and the macro-economic environment, the Company determined that the appropriate triggers had been reached to perform additional impairment testing on goodwill and its long-lived intangible assets.

        To derive the fair value of its reporting units, the Company performed extensive valuation analyses with the assistance of a third-party valuation advisor, utilizing both income and market approaches. Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management. The sum of the fair values of the reporting units was reconciled to the Company’s market capitalization as of February 28, 2009 plus an estimated control premium. For the second quarter of fiscal 2009 impairment analysis, the Company used a weighted-average cost of capital of 14.5% and a terminal growth rate of 3%. This resulted in a control premium of 67%, based upon the price of the Company’s Common Stock on February 28, 2009. Under the market approach, the Company derived the fair value of its reporting units based on revenue multiples of comparable publicly-traded companies. Changes in estimates or the application of alternative assumptions could produce significantly different results.

        As a result of this analysis, $1,167.4 million of goodwill and $30.4 million of other long-lived intangible assets, including tradenames, technology and customer relationships, were considered impaired and were written off during the second quarter of fiscal 2009. These impairment charges were driven by projections and valuation assumptions that reflect the Company’s belief that the current recession would be deeper and longer than previously expected, that credit markets would remain tight and that costs of capital had risen significantly since the Company last performed its annual impairment testing.

        Throughout the third quarter of fiscal 2009, access equipment order rates remained very weak and did not reflect a normal seasonal uptick. Further, during the quarter it became apparent to the Company that federal stimulus actions would not contribute to access equipment orders in the near term, that credit availability to the Company’s access equipment customers would continue to be constrained, that U.S. residential and nonresidential spending could remain at very low levels for an extended period beyond the Company’s previous estimates and that the global economic recovery would occur at a slower pace than previously expected. These factors all contributed to the Company’s belief that this business would experience lower orders in fiscal 2010 and beyond than previously estimated. As a result, the Company initiated actions to further reduce its costs in its access equipment segment, including reductions in workforce and plant closings. The Company considered these factors together to be an indicator of potential impairment of goodwill in the access equipment reporting unit which comprises the entire access equipment segment. The Company therefore performed a detailed Step 1 analysis of the access equipment segment utilizing a discounted cash flow model that employed a 14.5% discount rate and a terminal growth rate of 3%. As a result of the Company’s award of a large delivery order for MRAP All Terrain Vehicles (“M-ATV”) from the U.S. Department of Defense on June 30, 2009 and its decision to assemble many M-ATVs in access equipment segment facilities, this model includes expected cash flows related to this contract. The resulting estimated fair value calculated in the impairment analysis was in excess of net book value of the access equipment segment. Based on this analysis, the Company concluded that no additional impairment charge was required in the third fiscal quarter. Assumptions utilized in the impairment analysis are highly judgmental, especially given the severity and global scale of the current recession. Changes in estimates or the application of alternative assumptions could produce significantly different results.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        The following table presents the changes in goodwill during the nine months ended June 30, 2009 (in millions):

	September 30, 2008	Impairment	Translation	June 30, 2009
Access equipment	$1,845.9	$(892.5)	$(24.5)	$928.9
Fire & emergency	231.0	(99.0)	(3.9)	128.1
Commercial	197.2	(175.9)	(0.3)	21.0

Total	$2,274.1	$(1,167.4)	$(28.7)	$1,078.0

        Details of the Company’s total purchased intangible assets are as follows (in millions):

	June 30, 2009
	Weighted- Average Life	Gross (1)	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(17.5)	$37.9
Non-compete	10.5	56.9	(48.3)	8.6
Technology-related	11.8	104.4	(33.5)	70.9
Customer relationships	12.6	583.2	(125.7)	457.5
Other	12.4	14.0	(9.9)	4.1

	14.2	813.9	(234.9)	579.0
Non-amortizable tradenames		401.0	--	401.0

Total		$1,214.9	$(234.9)	$980.0

        (1)     Includes impact of the second quarter 2009 impairment charge.

	September 30, 2008
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(16.5)	$38.9
Non-compete	10.4	57.2	(45.9)	11.3
Technology-related	11.9	113.1	(29.6)	83.5
Customer relationships	12.6	595.3	(90.4)	504.9
Other	12.0	16.7	(8.8)	7.9

	14.1	837.7	(191.2)	646.5
Non-amortizable tradenames		413.4	--	413.4

Total		$1,251.1	$(191.2)	$1,059.9

        The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2009 and the five years succeeding September 30, 2009, adjusted for the impact of the second quarter of fiscal 2009 impairment charges, are as follows: 2009 (remaining three months) — $15.1 million; 2010 — $60.5 million; 2011 — $60.0 million; 2012 — $59.7 million; 2013 — $57.8 million and 2014 — $56.2 million.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Credit Agreements

        The Company was obligated under the following debt instruments (in millions):

	June 30, 2009	September 30, 2008
Senior secured facility:
Revolving line of credit	$--	$47.3
Term loan A	235.5	387.5
Term loan B	2,203.0	2,314.0
Limited recourse debt from finance receivables monetizations	--	3.9
Other long-term facilities	4.2	5.0

	2,442.7	2,757.7
Less current portion	(1.1)	(77.2)

	$2,441.6	$2,680.5

Current portion of long-term debt	$1.1	$77.2
Other short-term facilities	8.3	16.3

	$9.4	$93.5

        In December 2006, the Company entered into a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions, which consisted of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). In March 2009, the Company entered into the Second Amendment (the “Amendment”) to the Credit Agreement to provide relief under its Leverage Ratio financial covenant. The Company believed that the Amendment was required to avoid a potential financial covenant violation at the end of its second quarter of fiscal 2009 as a result of lower demand for certain of the Company’s products due to continued weakening in the global economy and tight credit. Terms of the Amendment also included an increase in the margin on LIBOR loans to 600 basis points, compared with 150 basis points immediately prior to the Amendment, and a requirement that the Company prepay $14.5 million and $86.0 million of debt related to Term Loan A and Term Loan B, respectively. The Amendment also involved other changes to the Credit Agreement, including placing limitations on capital expenditures, dividends, investments and acquisitions, an increase in the frequency of mandatory prepayments, adding a Senior Secured Leverage Ratio, and requiring the grant of mortgage liens on certain real estate owned by the Company and certain of its subsidiaries.

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        The Term Loan A requires principal payments of $12.5 million, plus interest, due quarterly from June 2009 through September 2011, with a final principal payment of $248.0 million due December 6, 2011. As a result of excess available cash, the Company prepaid all of the quarterly principal payments related to Term Loan A as well as $12.5 million of the final principal payment under Term Loan A. The outstanding balance under the Term Loan A of $235.5 million is due December 6, 2011. The outstanding balance under the Term Loan B of $2,203.0 million is due December 6, 2013. The estimated future maturities under the Credit Agreement, as amended, require payment of $235.5 million in fiscal 2012 and $2,203.0 million in fiscal 2014. At June 30, 2009, outstanding letters of credit of $30.3 million reduced available capacity under the Revolving Credit Facility to $519.7 million.

        Interest rates on borrowings under the Revolving Credit Facility and Term Loan Facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5%, a bank’s “Prime Rate” or the sum of 1.0% plus the “Off-Shore” rate that would be applicable for an interest period of one month beginning on such day) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins on the Revolving Credit Facility and Term Loan A are subject to adjustment, up or down, based on whether certain financial criteria are met. At June 30, 2009, the interest rate spread on the Revolving Credit Facility and Term Loan Facility was 600 basis points. The weighted-average interest rate on borrowings outstanding during June of fiscal 2009 was 7.12% and 6.91% for Term Loans A and B, respectively.

        The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt. At June 30, 2009, the fair values of Term Loans A and B were estimated to be $213.7 million and $2,026.8 million, respectively.

        To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement, as amended (11.105% at June 30, 2009). The notional amount of the swap at June 30, 2009 was $1.25 billion and reduces to $750 million on December 7, 2009 and $250 million on December 6, 2010.

        The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the effective portion of the change in fair value of the derivative will be recorded in “Accumulated other comprehensive income”, while any ineffective portion is recorded as an adjustment to interest expense. At June 30, 2009, a loss of $58.6 million ($36.0 million net of tax), representing the fair value of the interest rate swap, was recorded in “Accumulated other comprehensive income”. The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense when the hedged, forecasted interest is recorded. Net gains or losses related to hedge ineffectiveness on the interest rate swap were insignificant for all periods presented.

        Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 5.105% and the counterparty will pay the Company interest on the notional amount at a variable rate equal to 3-month LIBOR. The 3-month LIBOR rate applicable to this agreement was 0.60% at June 30, 2009. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 3-month LIBOR fluctuates. Neither the Company nor the counterparty is required to collateralize its obligations under these swaps. The Company is exposed to loss if the counterparty defaults; however, the counterparty is a large Aa1 rated global financial institution, as of the date of this filing, and the Company believes that the risk of default is remote.

        The Company’s obligations under the Credit Agreement, as amended, are guaranteed by certain of its domestic subsidiaries, and the Company guarantees the obligations of certain of its subsidiaries under the Credit Agreement, as amended, to the extent such subsidiaries borrow directly under the Credit Agreement, as amended. The Credit Agreement, as amended, is also secured by a first-priority, perfected lien and security interests in all of the equity interests of the Company’s active domestic subsidiaries, 65% of the equity interests of certain foreign subsidiaries of the Company and certain real property; subject to customary permitted lien exceptions, substantially all other personal property of the Company and certain subsidiaries; and all proceeds thereof.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

        As of June 30, 2009, the Company was in compliance with the Leverage Ratio with a ratio of 5.76 to 1.0.

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

        As of June 30, 2009, the Company was in compliance with the Interest Coverage Ratio with a ratio of 2.28 to 1.0.

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

        The Senior Secured Leverage Ratio limitation is not applicable until June 30, 2011.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        The Credit Agreement, as amended, limits the amount of dividends, stock repurchases and other types of distributions during any fiscal year in excess of certain limits based upon the Leverage Ratio as of the end of the fiscal quarter preceding the proposed distribution. When the Leverage Ratio as of the end of a fiscal quarter is greater than 4.0 to 1.0, then no such distribution may be made if, after giving effect to such distribution, the aggregate amount of all such payments made in such fiscal quarter would exceed the sum of $0.01 per outstanding share of the Company’s Common Stock plus $250,000 or the aggregate amount of all such payments made in the applicable fiscal year would exceed $3.85 million. The Company suspended payment of dividends effective April 2009.

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

        Changes in the Company’s warranty liability were as follows (in millions):

	Nine Months Ended June 30,
	2009	2008
Balance at beginning of period	$88.3	$88.2
Warranty provisions	35.6	56.9
Settlements made	(44.9)	(50.0)
Changes in liability for pre-existing warranties, net	(0.6)	(5.4)
Foreign currency translation adjustment	(0.8)	0.9
Reclassified to held for sale	(7.1)	--

Balance at end of period	$70.5	$90.6

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

        In the fire & emergency segment, the Company provides guarantees of certain customers’ obligations under deferred payment contracts and lease payment agreements to third parties. Guarantees provided prior to February 1, 2008 are limited to $1.0 million per year in total. In January 2008, the Company entered into a new guarantee arrangement. Under this arrangement, guarantees are limited to $3.0 million per year for contracts signed after February 1, 2008. These guarantees are mutually exclusive, and until the portfolio under the $1.0 million guarantee is repaid, the Company has exposure of up to $4.0 million per year. Both guarantees are supported by the residual value of the underlying equipment. The Company’s actual losses under these guarantees over the last ten years have been negligible. In accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded the fair value of all such guarantees issued after January 1, 2003 as a liability and a reduction of the initial revenue recognized on the sale of equipment. Liabilities accrued since January 1, 2003 for such guarantees were not significant.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        In the access equipment segment, the Company is party to multiple agreements whereby it guarantees an aggregate of $148.2 million in indebtedness of others, including $144.9 million maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party debt. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability, among other things, to take possession of the underlying collateral. At June 30, 2009, the Company had recorded $26.7 million of liabilities related to these agreements. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations. In the event that occurs, the Company cannot guarantee that the collateral underlying these agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions. During an economic downturn, collateral values generally decline and can contribute to higher exposure to losses.

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

        At June 30, 2009, net unrealized losses (net of related tax effect of $0.2 million) related to forward foreign exchange contracts totaling $0.3 million were included in “Accumulated other comprehensive income.” All balances are expected to be reclassified from “Accumulated other comprehensive income” to earnings during the next twelve months due to sales of products whose underlying costs contain purchases denominated in foreign currencies.

        The Company has entered into forward foreign exchange currency contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under SFAS No. 133, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives are included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At June 30, 2009, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $74.5 million in notional amounts, including $67.6 million in contracts to sell Euro with the remaining contracts covering a variety of foreign currencies.

        Fair values of derivative instruments in the Condensed Consolidated Balance Sheet were as follows (in millions):

	June 30, 2009
	Other Current Assets	Other Current Liabilities	Other Long-term Liabilities
Designated as hedging instruments:
Interest rate contracts	$--	$40.0	$18.6
Foreign exchange contracts	--	--	--
Not designated as hedging instruments:
Foreign exchange contracts	0.1	0.2	--

Total derivatives	$0.1	$40.2	$18.6

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Operations consisted of the following (in millions):

	Classification of Gains (Losses)	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2009
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$(12.7)	$(33.7)
Reclassified from other comprehensive income (effective portion):
Foreign exchange contracts	Cost of sales	(0.2)	(0.4)
Recognized directly in income (ineffective portion):
Foreign exchange contracts	Miscellaneous, net	--	(0.7)
Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	(2.8)	19.5

Total		$(15.7)	$(15.3)

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

11.	Fair Value Measurement

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        As of June 30, 2009, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency exchange derivatives (a)	$--	$0.1	$--	$0.1

Total assets at fair value	$--	$0.1	$--	$0.1

Liabilities:
Foreign currency exchange derivatives (a)	$--	$0.2	$--	$0.2
Interest rate swaps (b)	--	58.6	--	58.6

Total liabilities at fair value	$--	$58.8	$--	$58.8

(a) Based on observable market transactions of forward currency prices.
(b) Based on observable market transactions of forward LIBOR rates.

12.	Stock-Based Compensation

        In February 2009, the Company’s shareholders approved the 2009 Incentive Stock and Awards Plan (the “2009 Stock Plan”). The 2009 Stock Plan replaced the 2004 Incentive Stock and Awards Plan, as amended (the “2004 Stock Plan”) and 1990 Incentive Stock Plan, as amended (the “1990 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan and 1990 Stock Plan, awards previously made under these two plans that remained outstanding as of the approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of those plans.

        Under the 2009 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights (SARs), performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units or other stock-based awards. The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2009 Stock Plan become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company and generally vest upon retirement. Stock options terminate not more than seven years from the date of grant. The maximum number of shares of stock reserved for all awards under the 2009 Stock Plan is 4,000,000. At June 30, 2009, the Company had reserved 9,010,734 shares of Common Stock to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards.

        The Company recognizes compensation expense for stock options, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2009 was $1.2 million ($0.8 million net of tax) and $4.3 million ($2.7 million net of tax), respectively.

        The Company granted 61,000 and 37,950 options to purchase shares of the Company’s Common Stock during the nine months ended June 30, 2009 and 2008, respectively. In addition, the Company issued 11,000 and 11,825 shares of nonvested stock during each of the nine month periods ended June 30, 2009 and 2008, respectively.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.	Comprehensive Income (Loss)

        Total comprehensive income (loss) was as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(26.6)	$(84.3)	$(1,239.1)	$25.6
Derivative instruments, net of
income taxes	6.8	25.9	(9.0)	(17.5)
Minimum pension liability adjustment,
net of income taxes	(0.3)	0.2	(0.3)	1.3
Currency translation adjustments	43.5	(3.3)	(32.2)	105.3

Other comprehensive income (loss)	50.0	22.8	(41.5)	89.1

Comprehensive income (loss)	$23.4	$(61.5)	$(1,280.6)	$114.7

14.	(Loss) Earnings Per Share

        The following table sets forth the computation of basic and diluted weighted-average shares used in the denominator of the per share calculations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Basic weighted-average shares outstanding	74,424,605	74,135,753	74,403,238	73,948,242
Effect of dilutive stock options and other
equity-based compensation awards	--	822,633	--	994,931

Diluted weighted-average shares outstanding	74,424,605	74,958,386	74,403,238	74,943,173

        Options to purchase 4,262,642 shares of Common Stock and 185,127 nonvested shares were outstanding during the three months ended June 30, 2009, but were excluded from the computation of diluted (loss) earnings per share because the net loss for the period caused all potentially dilutive shares to be anti-dilutive. Options to purchase 4,292,096 shares of Common Stock and 192,102 nonvested shares were outstanding during the nine months ended June 30, 2009, but were excluded from the computation of diluted (loss) earnings per share because the net loss for the period caused all potentially dilutive shares to be anti-dilutive. Options to purchase 1,428,336 shares and 1,025,522 shares of Common Stock were outstanding during the three and nine-month periods ended June 30, 2008, but were not included in the computation of diluted (loss) earnings per share because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.	Employee Benefit Plans

        Components of net periodic pension benefit cost were as follows (in millions):

	U.S. Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Service cost	$2.6	$2.5	$8.1	$7.6
Interest cost	2.6	2.5	8.2	7.6
Expected return on plan assets	(2.8)	(3.0)	(8.4)	(9.0)
Amortization of prior service cost	0.4	0.3	1.0	1.0
Curtailment	--	2.1	1.0	4.1
Amortization of net actuarial loss	0.4	0.6	1.7	1.6

Net periodic benefit cost	$3.2	$5.0	$11.6	$12.9

	Non-U.S. Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Service cost	$0.1	$0.2	$0.4	$0.6
Interest cost	0.1	0.1	0.4	0.5
Expected return on plan assets	(0.1)	(0.1)	(0.3)	(0.4)
Amortization of net actuarial gain	--	--	(0.1)	(0.1)

Net periodic benefit cost	$0.1	$0.2	$0.4	$0.6

        The Company expects to contribute up to $10.0 million to its pension plans in the fourth quarter of fiscal 2009 compared to $6.2 million in fiscal 2008.

        Components of net periodic other post-employment benefit costs were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Service cost	$0.4	$0.5	$1.3	$1.4
Interest cost	0.5	0.5	1.6	1.4
Amortization of net actuarial (gain) loss	--	--	(0.1)	0.1

Net periodic benefit cost	$0.9	$1.0	$2.8	$2.9

        The Company made contributions to fund benefit payments of $0.2 million and $0.2 million for the three-month periods and $0.7 million and $0.6 million for the nine-month periods ended June 30, 2009 and 2008, respectively, under its other post-employment benefit plans. The Company estimates additional contributions of approximately $0.2 million will be made under these other post-employment plans prior to the end of fiscal 2009.

16.	Income Taxes

        As of June 30, 2009, the Company’s liability for gross uncertain tax positions, excluding interest and penalties, was $65.4 million. Excluding interest and penalties, net unrecognized tax benefits of $23.8 million would affect the Company’s effective tax rate if recognized.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for (benefit from) income taxes” in the Company’s Condensed Consolidated Statements of Operations. At June 30, 2009, the Company had accrued $16.4 million for the potential payment of interest and penalties on gross unrecognized tax benefits. The Company recognized $2.0 million in the “Provision for (benefit from) income taxes” in the Company’s Condensed Consolidated Statements of Operations for interest and penalties for the nine months ended June 30, 2009.

        The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. The Company’s taxable years ended September 30, 2006 and 2007 are currently under audit by the Internal Revenue Service.

        Unrecognized tax benefits related to items that are affected by expiring statutes of limitations within the next twelve months are expected to approximate $4.7 million.

17.	Contingencies, Significant Estimates and Concentrations

        Securities Class Action — On September 19, 2008, a purported shareholder of the Company filed a complaint seeking certification of a class action lawsuit in the United States District Court for the Eastern District of Wisconsin docketed as Iron Workers Local No. 25 Pension Fund on behalf of itself and all others similarly situated v. Oshkosh Corporation and Robert G. Bohn. The lawsuit alleges, among other things, that the Company violated the Securities Exchange Act of 1934 by making materially inadequate disclosures and material omissions leading to the Company’s issuance of revised earnings guidance and announcement of an impairment charge on June 26, 2008. Since the initial lawsuit, other suits containing substantially similar allegations were filed. These lawsuits have been consolidated and an amended complaint has been filed. The amended complaint substantially expands the class period in which securities law violations are alleged to have occurred and names Charles L. Szews, David M. Sagehorn and the Company’s independent auditor as additional defendants. On July 24, 2009, the defendants filed their motions to dismiss the lawsuit. The Company believes the lawsuit to be entirely without merit and plans to continue to vigorously defend against the lawsuit.

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

        At June 30, 2009 and September 30, 2008, the Company had reserves of $3.7 million and $3.9 million, respectively, for losses related to environmental matters that are probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Personal Injury Actions and Other — Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $3.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At June 30, 2009 and September 30, 2008, the reserve for product and general liability claims was $45.3 million and $47.3 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

        Market Risks — The Company was contingently liable under bid, performance and specialty bonds totaling $259.8 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $30.3 million at June 30, 2009.

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

18.	Business Segment Information

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Summarized financial information concerning the Company’s product lines and reportable segments is as follows (in millions):

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access equipment
Aerial work platforms	$84.6	$--	$84.6	$607.6	$--	$607.6
Telehandlers	53.0	--	53.0	227.9	--	227.9
Other	73.6	--	73.6	84.7	--	84.7

Total access equipment	211.2	--	211.2	920.2	--	920.2
Defense	603.1	2.3	605.4	486.9	2.6	489.5
Fire & emergency	293.0	6.6	299.6	273.5	7.8	281.3
Commercial
Concrete placement	32.5	--	32.5	123.2	--	123.2
Refuse collection	73.6	2.6	76.2	96.0	5.5	101.5
Other	12.8	16.9	29.7	20.3	0.2	20.5

Total commercial	118.9	19.5	138.4	239.5	5.7	245.2
Intersegment eliminations	--	(28.4)	(28.4)	--	(16.1)	(16.1)

Consolidated	$1,226.2	$--	$1,226.2	$1,920.1	$--	$1,920.1

	Nine Months Ended June 30, 2009			Nine Months Ended June 30, 2008
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access equipment
Aerial work platforms	$374.0	$--	$374.0	$1,541.3	$--	$1,541.3
Telehandlers	236.8	--	236.8	552.7	--	552.7
Other	218.0	--	218.0	249.8	--	249.8

Total access equipment	828.8	--	828.8	2,343.8	--	2,343.8
Defense	1,732.8	6.6	1,739.4	1,332.5	6.0	1,338.5
Fire & emergency	838.6	25.2	863.8	795.4	30.9	826.3
Commercial
Concrete placement	118.8	1.1	119.9	283.6	--	283.6
Refuse collection	244.7	9.0	253.7	265.3	5.5	270.8
Other	44.6	41.4	86.0	61.7	0.2	61.9

Total commercial	408.1	51.5	459.6	610.6	5.7	616.3
Intersegment eliminations	--	(83.3)	(83.3)	--	(42.6)	(42.6)

Consolidated	$3,808.3	$--	$3,808.3	$5,082.3	$--	$5,082.3

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Operating (loss) income from continuing operations:
Access equipment (a)	$(71.2)	$125.2	$(1,059.8)	$309.9
Defense	92.9	66.5	241.6	190.1
Fire & emergency (b)	31.7	17.9	(46.4)	60.7
Commercial (c)	2.1	5.6	(187.5)	1.3
Corporate and other	(17.2)	(22.2)	(58.0)	(79.4)

Consolidated operating (loss) income from
continuing operations	38.3	193.0	(1,110.1)	482.6
Interest expense, net of interest income	(63.0)	(49.3)	(146.9)	(157.4)
Miscellaneous other expense	4.3	(3.2)	4.3	(7.0)

(Loss) income from continuing operations
before income taxes, equity in earnings of
unconsolidated affiliates and minority interest	$(20.4)	$140.5	$(1,252.7)	$318.2

(a)	Includes $892.5 million in non-cash goodwill and long-lived asset impairment charges in the nine month period ended June 30, 2009.
(b)	Includes $121.0 million in non-cash goodwill and long-lived asset impairment charges in the nine month period ended June 30, 2009.
(c)	Includes $184.3 million and $1.0 million in non-cash goodwill and long-lived asset impairment charges in the nine month period ended June 30, 2009 and the three and nine month periods ended June 30, 2008, respectively.

	June 30, 2009	September 30, 2008
Identifiable assets:
Access equipment:
U.S.	$1,883.6	$2,757.4
Europe (a)	711.5	1,108.4
Rest of world	116.0	123.0

Total access equipment	2,711.1	3,988.8
Defense - U.S.	316.4	299.0
Fire & emergency:
U.S.	635.4	756.2
Europe	77.4	123.8

Total fire & emergency	712.8	880.0
Commercial:
U.S. (a)	357.2	631.2
Other North America (a)	32.2	32.5
Europe	42.8	170.0

Total commercial	432.2	833.7
Assets held for sale	116.1	--
Corporate and other - U.S.	117.9	80.0

Consolidated	$4,406.5	$6,081.5

(a)	Includes investment in unconsolidated affiliates.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        Net sales by geographic region based on product shipment destination were as follows (in millions):

	Nine Months Ended June 30,
	2009	2008
Net sales:
United States	$3,199.9	$3,648.9
Other North America	65.4	136.4
Europe, Africa and Middle East	387.2	1,022.2
Rest of world	155.8	274.8

Consolidated	$3,808.3	$5,082.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

        This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview,” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the consequences of financial leverage associated with the JLG acquisition, including the level of the Company’s borrowing costs, the increased interest rates the Company would face if it experienced a deterioration or downgrade in credit agency ratings and the Company’s ability to maintain compliance with its financial covenants under its Credit Agreement; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, especially during a global recession and credit crisis; the duration of the global recession, which could lead to additional impairment charges related to many of the Company’s intangible assets; risks related to the required rapid increase in the rate of production for the MRAP All Terrain Vehicle (“M-ATV”) contract and the amount, if any, of additional orders for M-ATVs that the Company may receive; the expected level and timing of U.S. Department of Defense (“DoD”) procurement of products and services and funding thereof; risks related to reductions in government expenditures and the uncertainty of government contracts; risks related to production delays as a result of the economy’s impact on the Company’s suppliers; the potential for commodity costs to rise sharply in a future economic recovery; risks associated with international operations and sales, including foreign currency fluctuations; risks related to the collectability of receivables during a recession, particularly for those businesses with exposure to construction markets; and the potential for increased costs relating to compliance with changes in laws and regulations. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2009 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

        Fire & emergency – custom and commercial firefighting vehicles and equipment, aircraft rescue and firefighting vehicles, snow removal vehicles, ambulances, wreckers, carriers and other emergency vehicles primarily sold to fire departments, airports, other governmental units and towing companies in the U.S. and abroad, mobile medical trailers sold to hospitals and third-party medical service providers in the U.S. and Europe and broadcast vehicles sold to broadcasters and television stations in North America and abroad.

        Commercial – concrete mixers, refuse collection vehicles, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in North America and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the U.S. and abroad.

Executive Overview

        In the third quarter of fiscal 2009, significant weakness in demand at a number of the Company’s businesses continued, and in some cases intensified, as a result of the global recession and tight credit markets. This led to a continuation in the third quarter of a fiscal 2009 trend of sharply lower sales in the quarter compared to the prior year quarter and a net loss for the quarter. The global recession and tight credit markets have caused the Company to implement severe cost reductions across its businesses to cope with the lower sales and to comply with the financial covenants under its Credit Agreement (as defined in “Liquidity and Capital Resources – Liquidity”). These conditions also resulted in the Company recognizing $1.2 billion of pre-tax, non-cash impairment charges in the second quarter of fiscal 2009. The Company expects virtually all its non-defense businesses to continue to experience significant weakness in demand into and probably through fiscal 2010. However, the Company expects a number of recent positive developments will improve Company performance, largely beginning in fiscal 2010, including an award of a sole source contract for M-ATVs, emerging demand for the retrofit of some of the U.S. Mine Resistant Ambush Protected (“MRAP”) fleet with the Company’s TAK-4® independent suspension and the sale of the Geesink Norba Group (“Geesink”).

        The global recession and tight credit markets contributed to a 36% reduction in consolidated sales in the quarter as compared to the third quarter of fiscal 2008. The Company’s access equipment and concrete placement products businesses experienced the sharpest declines, with sales for each declining approximately 75%. These businesses did not experience the typical seasonal increases in sales in the third fiscal quarter compared with sequentially previous quarters. With persistently low residential and non-residential construction spending, limited credit availability and high unemployment levels, the Company does not expect to see significant improvement in sales at these businesses until fiscal 2011.

        Lower operating income in the third quarter of fiscal 2009 resulted largely from lower sales volume in the access equipment and commercial segments, which was partially mitigated by strong defense, domestic fire apparatus and airport products results and proactive management of operating costs through cost reductions implemented throughout the fiscal year. An increase in the provisions for credit losses of $31.1 million offset in large part by cost reduction measures, resulted in an increase in overall consolidated selling, general and administrative expenses of $5.9 million during the quarter as compared to the third quarter of fiscal 2008. The Company’s defense segment had a strong third fiscal quarter, with operating income up 39.5% to $92.9 million. The segment benefited from increased demand for heavy-payload tactical vehicles and armor kits and the start of TAK-4 independent suspension sales for insertion in the U.S. fleet of MRAP vehicles.

        Looking forward, the Company expects that weak municipal, state and federal tax receipts will lead to lower demand in the Company’s domestic fire apparatus, airport products and refuse collection vehicle (“RCV”) businesses which have each reported positive or relatively flat results in fiscal 2009. The Company further expects that very low demand will likely continue for virtually all its other non-defense businesses. However, the Company expects sharply improved results in its defense business will contribute to improved overall Company performance in fiscal 2010 based on strong federal funding for its current programs and anticipated new business. On June 30, 2009, the Company was awarded a sole source contract for 2,244 M-ATVs, valued at $1.05 billion, which are scheduled to be delivered by December 31, 2009. The Company anticipates receipt of additional delivery orders for M-ATVs to extend deliveries into calendar 2010. The Company has also received contracts totaling $176 million (including $44 million related to an order received subsequent to June 30, 2009) to upgrade U.S. MRAP vehicles with TAK-4 independent suspensions with deliveries beginning in June 2009 and extending through December 2009. The Company is actively supporting the engineering and testing for installation of TAK-4 onto other MRAP models that could lead to additional TAK-4 independent suspension sales in fiscal 2010.

        During the second quarter of fiscal 2009, the Company implemented a number of cost reduction actions including staffing reductions, wage cuts for all domestic salaried employees, the elimination of bonuses and 401(k) contribution matches for most employees and periodic furloughs for a large percentage of employees. With the award of the M-ATV contract, the Company is reviewing its options regarding the reversal of some of the compensation adjustments that have been implemented. The Company is waiting to learn of any additional M-ATV delivery orders and their magnitude to assess whether any of the previously implemented compensation reductions will be restored.

        On July 1, 2009, the Company concluded the sale of its European RCV business, Geesink. In spite of aggressive actions during the past three fiscal years to restructure this business and return it to profitability, the business continued to incur operating losses in the first nine months of fiscal 2009. The Company believes that its performance can be enhanced by redeploying its resources from Geesink to support its other businesses. The Company has reflected the financial results of Geesink as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The Company expects to record a non-cash pre-tax gain on sale of approximately $35 million, which will be recorded in discontinued operations in the Company’s fourth fiscal quarter results. In addition, the Company is in the process of restructuring the former holding company parent of Geesink. This restructuring is expected to result in a tax benefit of $60-$75 million to be recorded in the fourth quarter of fiscal 2009. The majority of this tax credit will be recorded in discontinued operations.

        For the remainder of the global recession, the Company intends to aggressively manage its costs, inventories and cash flows in an effort to reduce debt and maintain compliance under the financial covenants of its Credit Agreement. The Company will need to invest capital to ramp up production of M-ATVs and TAK-4 retrofits but intends to do what it believes is necessary to effectively manage the business during these difficult times while maintaining prudent investments in new product launches and other limited investments to permit the Company to emerge stronger in the eventual economic recovery. The Company believes that such actions will provide the Company with adequate flexibility under the revised financial covenants under its Credit Agreement to operate over the next twelve months.

Results of Operations

Analysis of Consolidated Net Sales

        The following table presents net sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2009	2008	2009	2008
Net sales
Access equipment	$211.2	$920.2	$828.8	$2,343.8
Defense	605.4	489.5	1,739.4	1,338.5
Fire & emergency	299.6	281.3	863.8	826.3
Commercial	138.4	245.2	459.6	616.3
Intersegment eliminations	(28.4)	(16.1)	(83.3)	(42.6)

Consolidated	$1,226.2	$1,920.1	$3,808.3	$5,082.3

Third Quarter Fiscal 2009 Compared to 2008

        Consolidated net sales decreased 36.1% to $1.23 billion for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.

        Access equipment segment net sales decreased 77.0% to $211.2 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. Sales reflected substantially lower global demand arising from recessionary economies and tight credit markets. Equipment sales for the North American and the European, African and Middle Eastern regions each declined nearly 85% in the third quarter of fiscal 2009 compared to record high sales in the third quarter of fiscal 2008.

        Defense segment net sales increased 23.7% to $605.4 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. The increase was due to an increase in sales of heavy-payload tactical vehicles and higher parts & service sales to fulfill the continuing requirements of the Company’s largest customer, the DoD. Sales of new and remanufactured heavy-payload tactical vehicles to the U.S. Army were up significantly in the third quarter of fiscal 2009 compared to the prior year quarter. Defense segment sales during the third quarter of fiscal 2009 also benefited from the sale of reducible-height armor kits for Medium Tactical Vehicle Replacement trucks for the U.S. Marine Corps and the sale of TAK-4 independent suspension systems for MRAP vehicles.

        Fire & emergency segment net sales increased 6.5% to $299.6 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. The increase in sales reflected higher sales at the Company’s domestic fire apparatus and airport products businesses, offset in part by weaker sales of towing and recovery equipment. The towing and recovery equipment business continued to be impacted by weak demand and tight credit markets.

        Commercial segment net sales decreased 43.6% to $138.4 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. The decrease in sales was the result of a 75% decline in sales of concrete placement products as a result of very low construction activity in North America, and a 20% decrease in refuse collection vehicle sales. The decline in North American refuse collection vehicle sales was primarily the result of a moderation in sales from independent waste haulers as well as a shift in timing of shipments to fleet customers.

First Nine Months of Fiscal 2009 Compared to 2008

        Consolidated net sales decreased 25.1% to $3.81 billion for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008.

        Access equipment net sales decreased 64.6% to $828.8 million for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. Sales reflected substantially lower demand globally arising from recessionary economies and tight credit markets. European, African and Middle Eastern and North American equipment sales each declined approximately 70% while the rest of world equipment sales were down about 45%.

        Defense segment net sales increased 29.9% to $1,739.4 million for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The increase was attributable to the continuing requirements of the DoD. During the first nine months of fiscal 2009, the Company experienced a substantial increase in sales of heavy-payload tactical vehicles and armor kits for the DoD.

        Fire & emergency segment net sales increased 4.5% to $863.8 million for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The increase in sales was largely due to increased shipments of fire apparatus both domestically and internationally as well as increased demand for airport products equipment. This increase was offset in part by continued weak demand for towing and recovery equipment generally due to the global recession and inability of end customers to obtain adequate financing.

        Commercial segment net sales declined 25.4% to $459.6 million for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The decline in sales was largely due to continued lower concrete placement product sales due to a slowdown in U.S. residential and nonresidential construction activity attributable to the global recession.

Analysis of Consolidated Operating Income (Loss)

        The following table presents operating income (loss) by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2009	2008	2009	2008
Operating income (loss)
Access equipment	$(71.2)	$125.2	$(1,059.8)	$309.9
Defense	92.9	66.5	241.6	190.1
Fire & emergency	31.7	17.9	(46.4)	60.7
Commercial	2.1	5.6	(187.5)	1.3
Corporate and other	(17.2)	(22.2)	(58.0)	(79.4)

Consolidated operating income (loss)	$38.3	$193.0	$(1,110.1)	$482.6

Third Quarter Fiscal 2009 Compared to 2008

        Consolidated operating income decreased 80.1% to $38.3 million, or 3.1% of sales, in the third quarter of fiscal 2009 as compared to $193.0 million, or 10.1% of sales, in the third quarter of fiscal 2008.

        The access equipment segment incurred an operating loss of $71.2 million for the third quarter of fiscal 2009 compared to operating income of $125.2 million in the third quarter of fiscal 2008. The decline in operating results reflected sharply lower sales volume and the related under absorption of fixed costs, higher provisions for credit losses and the sale of units containing higher cost raw materials purchased prior to the sharp drop in commodity costs late in calendar 2008, offset in part by lower operating expenses as a result of cost reduction initiatives. The Company recorded credit loss provisions of $30.4 million during the third quarter of fiscal 2009. Approximately half of the provisions related to one customer. The remaining increase resulted from increased credit risk as many of the segment’s customers are experiencing lower utilization and rental rates on their equipment in the current global recession.

        Defense segment operating income increased 39.5% to $92.9 million, or 15.3% of sales, for the third quarter of fiscal 2009 compared to $66.5 million, or 13.6% of sales, in the third quarter of fiscal 2008. The increase in operating income reflected higher sales volume, substantially improved manufacturing efficiencies and lower product development costs.

        Fire & emergency segment operating income increased 77.3% to $31.7 million, or 10.6% of sales, for the third quarter of fiscal 2009 compared to $17.9 million, or 6.4% of sales, in the third quarter of fiscal 2008. The increase in operating income during the third quarter was primarily the result of higher sales volume, an improved product mix and manufacturing efficiencies in the Company’s airport products and domestic fire apparatus businesses as well as lower operating expenses as a result of cost reduction initiatives.

        Commercial segment operating income decreased 62.6% to $2.1 million, or 1.5% of sales, for the third quarter of fiscal 2009 compared to $5.6 million, or 2.3% or sales, in the third quarter of fiscal 2008. The decrease in operating income was primarily the result of the further, sharp decline in concrete placement product sales in the third quarter, offset in large part by lower operating expenses as a result of cost reduction initiatives.

        Corporate operating expenses and inter-segment profit elimination decreased $5.0 million to $17.2 million in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 largely due to cost reduction initiatives, including lower outside professional services, recruiting and travel costs.

        Consolidated selling, general and administrative expenses increased $5.9 million to $122.8 million, or 10.0% of sales, in the third quarter of fiscal 2009 compared to $116.9 million, or 6.1% of sales, in the third quarter of fiscal 2008. Selling, general and administrative expenses in the third quarter of fiscal 2009 included provisions for credit losses of $31.1 million, or 2.5% of sales, compared to $7.0 million, or 0.4% of sales, in the third quarter of fiscal 2008, with the increase generally the result of increased provisions in the access equipment segment due to the effects of the global recession. Focused cost reduction efforts, including reductions in staffing, salary reductions and furloughs, the elimination of bonuses and profit-sharing, the elimination of 401(k) contribution matches and other cost reductions mitigated the overall increase in selling, general and administrative expenses.

First Nine Months Fiscal 2009 Compared to 2008

        The Company incurred a consolidated operating loss of $1.11 billion for the first nine months of fiscal 2009 as compared to operating income of $482.6 million for the first nine months of fiscal 2008. The operating loss for the first nine months of fiscal 2009 was driven by $1.20 billion of pre-tax, non-cash charges for the impairment of goodwill and other long-lived assets. Sharply lower sales volume in the access equipment and commercial segments also contributed to the decrease in operating results for the first nine months of fiscal 2009 as compared with the first nine months of fiscal 2008.

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

        The access equipment segment incurred an operating loss of $1,059.8 million, including $892.5 million in pre-tax, non-cash impairment charges for goodwill and other long-lived assets, for the first nine months of fiscal 2009 compared to operating income of $309.9 million in the first nine months of fiscal 2008. In addition to the non-cash impairment charges, the decline in operating income was due to the impact of sharply lower sales volume, higher material costs, an increase in the provision for credit losses and the negative impact of a stronger U.S. dollar versus the Euro. The impact of these factors was reduced by lower operating expenses as a result of aggressive cost reduction efforts.

        Defense segment operating income increased 27.1% to $241.6 million, or 13.9% of sales, for the first nine months of fiscal 2009 compared to $190.1 million, or 14.2% of sales, in the first nine months of fiscal 2008. The decrease in operating income as a percent of sales compared to the first nine months of fiscal 2008 reflected an adverse product mix, a reduction in the prior year of a warranty reserve upon the expiration of a systemic warranty as well as increased bid and proposal costs to support several current or recent U.S. military truck programs. These items were offset in part by better absorption of fixed costs and improved performance on in-theater service work.

        The fire & emergency segment incurred an operating loss of $46.4 million, including $121.0 million in pre-tax, non-cash impairment charges for goodwill and other long-lived assets, for the first nine months of fiscal 2009 compared to operating income of $60.7 million in the first nine months of fiscal 2008. Operating results for the segment were down $107.1 million, less than the $121.0 million of impairment charges, due to higher volume, a favorable product mix and lower operating expenses as a result of cost reduction initiatives.

        The commercial segment incurred an operating loss for the first nine months of fiscal 2009 of $187.5 million, including $184.3 million in pre-tax, non-cash impairment charges for goodwill and other long-lived assets, compared to operating income of $1.3 million in the first nine months of fiscal 2008. The decrease in operating results was the result of the non-cash impairment charges and the impact of sharply lower concrete placement sales volume, offset in part by reductions in operating expenses as a result of cost reduction efforts.

        Corporate operating expenses and inter-segment profit elimination decreased $21.4 million to $58.0 million in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 largely due to focused cost reduction efforts, including lower personnel, travel, recruiting and outside professional services costs.

        Consolidated selling, general and administrative expenses decreased $34.3 million to $329.1 million, or 8.6% of sales, in the first nine months of fiscal 2009 compared to $363.4 million, or 7.2% of sales, in the first nine months of fiscal 2008 as a result of focused cost reduction efforts, including reductions in staffing, salary reductions and furloughs, the elimination of bonuses and profit-sharing, the elimination of 401(k) contribution matches and other cost reductions. Selling, general and administrative expenses in the first nine months of fiscal 2009 included provisions for credit losses of $48.2 million, or 1.3% of sales, compared to income of $3.0 million, or 0.1% of sales, in the first nine months of fiscal 2008, with the increase in provisions for credit losses principally in the access equipment segment due to the effects of the global recession on the financial health of its customers.

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2009 Compared to 2008

        Interest expense net of interest income increased $13.7 million to $63.0 million in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 largely as a result of higher interest rates associated with the March 2009 amendment of the Company’s Credit Agreement. The amendment increased the spread on LIBOR loans to 600 basis points compared with 175 basis points in the third quarter of fiscal 2008.

        The Company recorded tax expense of $0.9 million on a pre-tax loss from continuing operations of $20.4 million in the third quarter of fiscal 2009 compared to tax expense of $40.8 million for the third quarter of fiscal 2008. The provision for income taxes arose despite the loss from continuing operations before income taxes, equity in earnings of unconsolidated affiliates and minority interest, due to tax expenses related to the reversal of a portion of a European tax incentive of $5.1 million and foreign net operating losses which were not benefitted.

        The Company recorded a loss of $0.9 million related to equity in earnings of unconsolidated affiliates, net of income taxes, in the third quarter of fiscal 2009 compared to $1.9 million of income in the third quarter of fiscal 2008. The Company has equity interests in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe. Earnings for these entities have decreased due to the impact of the global recession.

First Nine Months Fiscal 2009 Compared to 2008

        Interest expense net of interest income decreased $10.5 million to $146.9 million in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008, largely as a result of the repayment of a portion of the borrowings incurred in connection with past acquisitions and lower interest rates prior to the effective date of an amendment of the Company’s Credit Agreement. In March 2009, the Company amended its Credit Agreement to provide additional room under its financial covenants to address lower earnings as a result of the impact of the global recession and tight credit markets. In connection with this amendment, interest rate spreads were increased significantly. See Note 8 to the Notes to Condensed Consolidated Financial Statements for further information regarding the amendment to the Credit Agreement.

        The Company recorded a $27.7 million tax benefit in the first nine months of fiscal 2009, or 2.2% of pre-tax losses, compared to tax expense of $100.3 million, or 31.5% of pre-tax earnings, for the first nine months of fiscal 2008. The 2009 tax benefit of $438.5 million at the U.S. federal rate on the pre-tax loss of $1,252.7 million was reduced by the tax effect of $395.7 million on non-deductible impairment charges, by $12.4 million related to the reduction in accrued benefits previously recorded under a European tax incentive due to cumulative losses incurred during the period and by $4.7 million of unbenefitted foreign losses.

        The Company recorded a loss of $0.4 million related to equity in earnings of unconsolidated affiliates, net of income taxes, in the first nine months of fiscal 2009 compared to $5.6 million of income in the first nine months of fiscal 2008. The Company has equity interests in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe. Earnings for these entities have decreased due to the impact of the global recession.

Analysis of Discontinued Operations

        In April 2009, the Company entered into an agreement to sell its ownership in Geesink. Geesink had sales of $201.9 million in fiscal 2008 and was included in the Company’s commercial operating segment. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets as of June 30, 2009. The historical results of operations of this business have been segregated from the Company’s Condensed Consolidated Financial Statements and are included in “loss from discontinued operations, net of tax,” in the Condensed Consolidated Statements of Operations.

Third Quarter Fiscal 2009 Compared to 2008

        Geesink incurred a loss of $4.6 million for the third quarter of fiscal 2009 compared to a loss of $186.3 million for the third quarter of fiscal 2008. Also, in the third quarter of fiscal 2008, the Company recorded pre-tax, non-cash charges for the impairment of intangible assets of $174.2 million. In the third quarter of fiscal 2008, Geesink was still incurring high costs related to the rationalization of manufacturing facilities and inefficiencies associated with the relocation and start-up of production of Norba-based products in The Netherlands.

First Nine Months Fiscal 2009 Compared to 2008

        Geesink incurred a loss of $14.4 million for the first nine months of fiscal 2009 compared to a loss of $198.9 million for the first nine months of fiscal 2008. In the third quarter of fiscal 2008, the Company recorded pre-tax, non-cash charges for the impairment of intangible assets of $174.2 million. During the first nine months of fiscal 2008, Geesink was still incurring high costs related to the rationalization of manufacturing facilities and inefficiencies associated with the relocation and start-up of production of Norba-based products in The Netherlands.

Liquidity and Capital Resources

Financial Condition at June 30, 2009

        At June 30, 2009, the Company had $2.45 billion of debt, $159.3 million of cash and cash equivalents (net debt of $2.29 billion, defined as total interest bearing debt less cash and cash equivalents) and $97.3 million of shareholders’ equity. This compares to $2.77 billion of debt, $88.2 million of cash and cash equivalents (net debt of $2.69 billion) and $1.39 billion of shareholders’ equity at September 30, 2008. Net debt decreased $394.1 million for the first nine months of fiscal 2009 as the Company utilized cash flows from operations to pay down outstanding debt. The decrease in shareholders’ equity was primarily the result of $1.20 billion of pre-tax, non-cash charges for the impairment of goodwill and other long-lived assets recorded in the second quarter of fiscal 2009.

        In addition to cash and cash equivalents, the Company had $519.7 million of unused available capacity under the Revolving Credit Facility (as defined in “-Liquidity”) as of June 30, 2009. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement.

Cash Flows

        The Company generated $444.0 million of cash from operating activities during the first nine months of fiscal 2009 compared to $118.9 million for the first nine months of fiscal 2008. While operating results decreased year-over-year, a substantial majority of the losses related to non-cash impairment charges. The higher generation of cash from operating activities in the first nine months of fiscal 2009 was the result of a substantial reduction in operating working capital (which the Company defines as trade accounts receivable plus inventory less accounts payable and customer advances). The changes in receivables, inventories and accounts payable were primarily driven by the decrease in sales during the first nine months of fiscal 2009 versus the first nine months of fiscal 2008. The increase in customer advances was due to the timing of payments from the U.S. government on the Family of Heavy Tactical Vehicles (“FHTV’) contract awarded in October 2008.

        Cash generated (used) from changes in operating working capital was as follows (in millions):

	Nine Months Ended June 30,
	2009	2008
Receivables, net	$427.4	$4.2
Inventories, net	34.3	(242.9)
Accounts payable	(141.6)	48.6
Customer advances	114.0	38.9

	$434.1	$(151.2)

        The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate significantly, from quarter to quarter, due to changes in working capital requirements arising principally from seasonal fluctuations in sales, the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD. The Company believes that the M-ATV orders received to-date could require additional operating working capital of $250-350 million by December 31, 2009. While the Company is currently in discussions with the DoD to support these operating working capital requirements, the Company may need to utilize existing revolving credit facilities under its Credit Agreement to fund the ramp up of production under the M-ATV contract.

        Consolidated days sales outstanding decreased from 43 days at September 30, 2008 to 35 days at June 30, 2009 as a result of a higher proportion of consolidated sales concentrated in segments with shorter payment terms, offset in part by a 14-day deterioration in days sales outstanding in the access equipment segment. The access equipment segment increased its provisions for doubtful accounts as a result of the deterioration in aged receivables. Consolidated inventory turns decreased from 5.0 times at September 30, 2008 to 4.3 times at June 30, 2009 as access equipment segment sales declined at a faster pace than inventory.

Investing Cash Flows

        Cash flows relating to investing activities consist primarily of cash used for capital expenditures. Net cash used in investing activities in the first nine months of fiscal 2009 was $21.8 million compared to $55.3 million in the first nine months of fiscal 2008. Capital spending, excluding equipment held for rental, of $18.3 million in the first nine months of fiscal 2009 was down $37.8 million compared to capital spending in the first nine months of fiscal 2008. In fiscal 2009, the Company has sharply curtailed capital spending in response to the global recession. As a result of additional spending required for the M-ATV contract, the Company expects capital spending for fiscal 2009 to approximate $50 to $55 million.

Financing Cash Flows

        Cash provided by financing activities consists primarily of proceeds from the issuance of long-term debt and cash used by financing activities consists primarily of repayments of indebtedness and payments of dividends to shareholders. Financing activities resulted in a net use of cash of $353.0 million during the first nine months of fiscal 2009 compared to $92.4 million during the first nine months of fiscal 2008. The increase in cash used by financing activities was largely due to debt repayment of $318.1 million in the first nine months of fiscal 2009 compared to $77.5 million in the first nine months of fiscal 2008. In addition, the Company incurred $20.0 million of debt amendment costs and paid dividends totaling $14.9 million in the first nine months of fiscal 2009. The Company suspended dividend payments in the second quarter of fiscal 2009 resulting in a reduction of $7.4 million in the amount of funds used for dividends in the third quarter of fiscal 2009 compared to the prior year period.

Liquidity

        The Company’s primary sources of liquidity are the cash flow generated from operations, availability under the $550.0 million Revolving Credit Facility (as defined below) and available cash and cash equivalents. In addition to cash and cash equivalents of $159.3 million, the Company had $519.7 million of unused availability under the terms of its Revolving Credit Facility as of June 30, 2009. These sources of liquidity are needed to fund the Company’s working capital requirements, debt service requirements and capital expenditures. Based on the Company’s current outlook for fiscal 2009 and 2010, including the working capital requirements of the M-ATV contract, the Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

        In December 2006, the Company entered into a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions, which consisted of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”). In March 2009, the Company entered into the Second Amendment (the “Amendment”) to the Credit Agreement to provide relief under its Leverage Ratio financial covenant. The Company believed that the Amendment was required to avoid a potential financial covenant violation at the end of its second quarter of fiscal 2009 as a result of lower demand for certain of the Company’s products due to continued weakening in the global economy and tight credit. Terms of the Amendment also included an increase in the margin on LIBOR loans to 600 basis points, compared with 150 basis points immediately prior to the Amendment, and a requirement that the Company prepay $14.5 million and $86.0 million of debt related to Term Loan A and Term Loan B, respectively. The Amendment also involved other changes to the Credit Agreement, including placing limitations on capital expenditures, dividends, investments and acquisitions, an increase in the frequency of mandatory prepayments, adding a Senior Secured Leverage Ratio, and requiring the grant of mortgage liens on certain real estate owned by the Company and certain of its subsidiaries.

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

        The Term Loan A requires principal payments of $12.5 million, plus interest, due quarterly from June 2009 through September 2011, with a final principal payment of $248.0 million due December 6, 2011. As a result of excess available cash, the Company prepaid all of the quarterly principal payments related to Term Loan A as well as $12.5 million of the final principal payment under Term Loan A. The outstanding balance under the Term Loan A of $235.5 million is due December 6, 2011. The outstanding balance under the Term Loan B of $2,203.0 million is due December 6, 2013. The estimated future maturities under the Credit Agreement, as amended, require payment of $235.5 million in fiscal 2012 and $2,203.0 million in fiscal 2014.

        Interest rates on borrowings under the Revolving Credit Facility and Term Loan Facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5%, a bank’s “Prime Rate” or the sum of 1.0% plus the “Off-Shore” rate that would be applicable for an interest period of one month beginning on such day) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin. The margins on the Revolving Credit Facility and Term Loan A are subject to adjustment, up or down, based on whether certain financial criteria are met. At June 30, 2009, the interest rate spread on the Revolving Credit Facility and Term Loan Facility was 600 basis points. The weighted-average interest rate on borrowings outstanding during June of fiscal 2009 was 7.12% and 6.91% for Term Loans A and B, respectively.

        To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement, as amended (11.105% at June 30, 2009). The notional amount of the swap at June 30, 2009 was $1.25 billion and reduces to $750 million on December 7, 2009 and $250 million on December 6, 2010. Neither the Company nor the counterparty is required to collateralize its obligations under these swaps. The Company is exposed to loss if the counterparty defaults; however, the counterparty is a large Aa1 rated global financial institution, as of the date of this filing, and the Company believes that the risk of default is remote.

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

        As of June 30, 2009, the Company was in compliance with the Leverage Ratio with a ratio of 5.76 to 1.0.

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

        As of June 30, 2009, the Company was in compliance with the Interest Coverage Ratio with a ratio of 2.28 to 1.0.

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

        The Senior Secured Leverage Ratio limitation is not applicable until June 30, 2011.

        The Credit Agreement, as amended, limits the amount of dividends, stock repurchases and other types of distributions during any fiscal year in excess of certain limits based upon the Leverage Ratio as of the end of the fiscal quarter preceding the proposed distribution. When the Leverage Ratio as of the end of a fiscal quarter is greater than 4.0 to 1.0, then no such distribution may be made if, after giving effect to such distribution, the aggregate amount of all such payments made in such fiscal quarter would exceed the sum of $0.01 per outstanding share of the Company’s Common Stock plus $250,000 or the aggregate amount of all such payments made in the applicable fiscal year would exceed $3.85 million. The Company suspended payment of dividends effective April 2009.

        To address the ongoing global recession and tight credit markets, the Company has taken significant actions for several quarters to reduce its cost base and improve profitability, including workforce, capital spending and other cost reductions. Based on the Company’s current outlook for fiscal 2009 and 2010, the Company expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months. While the Company believes that the assumptions underlying its current outlook are reasonable, the Company also recognizes that it may face less favorable scenarios. The award of the M-ATV contract, recent and potential orders of TAK-4 suspensions for MRAPs and the sale of Geesink together have reduced the likelihood of non-compliance with the financial covenants in the Credit Agreement. Notwithstanding this assessment, there is uncertainty as a result of the current global recession and tight credit markets, and it is possible that under certain scenarios the Company would not comply with the financial covenants in its Credit Agreement.

        Non-compliance with the covenants would provide the lenders under the Credit Agreement with the ability to demand immediate repayment of all outstanding borrowings. The Company would not have sufficient liquidity to satisfy this demand. In the future, if the Company believes it is likely to violate a financial covenant, then it would likely seek an additional amendment to the Credit Agreement to obtain covenant relief. The Company may also consider raising additional funds through public or private debt or equity financings or the sale of assets in order to avoid violating a covenant. These financing options may not be available to the Company on a timely basis, if at all, and if the options are available, they may be available only on onerous terms that may or may not be acceptable to the Company or that may be dilutive to its shareholders. The inability to comply with covenants, obtain waivers for non-compliance, obtain an amendment granting covenant relief or obtain alternative financing would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

        Goodwill: In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. The estimate of fair value of intangible assets is generally determined on the basis of discounted future cash flows. The estimate of fair value of the reporting units is generally determined on the basis of discounted future cash flows supplemented by the market approach. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The rate used to discount estimated cash flows is a rate corresponding to the Company’s cost of capital, adjusted for risk where appropriate, and is dependent upon interest rates at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner to cause further impairment of goodwill, which could have a material impact on the Company’s results of operations.

        At February 28, 2009, given the sustained decline in the price of the Company’s Common Stock subsequent to the Company’s fiscal 2008 year end when its share price approximated book value, depressed order rates during the second fiscal quarter which historically has been a strong period for orders in advance of the North American construction season, as well as further deterioration in credit markets and the macro-economic environment, the Company determined that the appropriate triggers had been reached to perform additional impairment testing on goodwill and its indefinite-lived intangible assets.

        To derive the fair value of its reporting units, the Company performed extensive valuation analyses with the assistance of a third-party valuation advisor, utilizing both income and market approaches. Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management. The sum of the fair values of the reporting units was reconciled to the Company’s market capitalization as of February 28, 2009 plus an estimated control premium. For the second quarter of fiscal 2009 impairment analysis, the Company used a weighted-average cost of capital of 14.5% and a terminal growth rate of 3%. This resulted in a control premium of 67%, based upon the price of the Company’s Common Stock on February 28, 2009. Under the market approach, the Company derived the fair value of its reporting units based on revenue multiples of comparable publicly-traded companies. Changes in estimates or the application of alternative assumptions could produce significantly different results.

        As a result of this analysis, $1,167.4 million of goodwill and $30.4 million of other long-lived intangible assets, including tradenames, technology and customer relationships, were written off during the second quarter of fiscal 2009. An increase in the discount rate of 50 basis points would have resulted in an additional impairment charge of approximately $100 million. These charges were driven by current projections and valuation assumptions that reflect the Company’s belief that the current recession will be deeper and longer than previously expected, that credit markets will remain tight and that costs of capital have risen significantly since the Company last performed its annual impairment testing.

        Throughout the third quarter of fiscal 2009, access equipment order rates remained very weak and did not reflect a normal seasonal uptick. Further, during the quarter it became apparent to the Company that federal stimulus actions would not contribute to access equipment orders in the near term, that credit availability to the Company’s access equipment customers would continue to be constrained, that U.S. residential and nonresidential spending could remain at very low levels for an extended period beyond the Company’s previous estimates and that the global economic recovery would occur at a slower pace than previously expected. These factors all contributed to the Company’s belief that this business would experience lower orders in fiscal 2010 and beyond than previouly estimated. As a result, the Company initiated actions to further reduce its costs in its access equipment segment, including reductions in workforce and plant closings. The Company considered these factors together to be an indicator of potential impairment of goodwill in the access equipment reporting unit which comprises the entire access equipment segment. The Company therefore performed a detailed Step 1 analysis of the access equipment segment utilizing a discounted cash flow model that employed a 14.5% discount rate and a terminal growth rate of 3%. As a result of the Company’s award of a large delivery order for M-ATVs from the DoD on June 30, 2009 and its decision to assemble many M-ATVs in access equipment segment facilities, this model includes expected cash flows related to this contract. The resulting estimated fair value calculated in the impairment analysis was in excess of net book value of the access equipment segment. Based on this analysis, the Company concluded that no additional impairment charge was required in the third fiscal quarter. Assumptions utilized in the impairment analysis are highly judgmental, especially given the severity and global scale of the current recession. Changes in estimates or the application of alternative assumptions could produce significantly different results. A discount rate of approximately 15% would have resulted in the fair value of the access equipment segment being equal to its net book value. For each 50 basis point increase in the discount rate above 15% the fair value of the access equipment segment decreases by approximately $95 million. Furthermore, if the Company had used cash flows which were 5% lower than used in its impairment testing of goodwill, the fair value of the access equipment segment would have been approximately $25 million lower its net book value.

New Accounting Standards

        Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s Condensed Consolidated Financial Statements of new accounting standards.

Customers and Backlog

        Sales to the U.S. government comprised approximately 47% of the Company’s net sales in the first nine months of fiscal 2009. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

        The Company’s backlog at June 30, 2009 increased 46.1% to $4,037.1 million compared to $2,763.2 million at June 30, 2008. Access equipment segment backlog decreased 79.9% to $115.4 million at June 30, 2009 compared to $574.5 million at June 30, 2008 due to softer demand driven by deteriorating market conditions. Access equipment backlog as of June 30, 2009 included $74.9 million relating to orders from the DoD. Backlog figures reported for prior periods did not include amounts relating to these types of orders. The amount of these types of orders as of June 30, 2008 was $11.3 million. Defense segment backlog increased 139.9% to $3,268.9 million at June 30, 2009 compared to $1,362.5 million at June 30, 2008 due largely to the award of the M-ATV contract in June 2009 and renewal of the FHTV contract in October 2008. Fire & emergency segment backlog decreased 13.7% to $577.6 million at June 30, 2009 compared to $669.1 million at June 30, 2008 due in part to the fulfillment of domestic fire apparatus orders received in advance of price increases and new National Fire Protection Association standards that became effective January 1, 2009. Commercial segment backlog decreased 52.2% to $75.2 million at June 30, 2009 compared to $157.1 million at June 30, 2008. Unit backlog for refuse collection vehicles was down 30.7% compared to June 30, 2008. Unit backlogs for front-discharge and rear-discharge concrete mixers were down 78.9% and 96.5%, respectively, compared to June 30, 2008 as a result of continued weak construction markets in the U.S.

        Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV, Indefinite Delivery/Indefinite Quantity, and Logistics Vehicle System Replacement contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 67.3% of the Company’s June 30, 2009 backlog is not expected to be filled in fiscal 2009.

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

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2009. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2009 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        Changes in internal control. There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        Securities Class Action — On September 19, 2008, a purported shareholder of the Company filed a complaint seeking certification of a class action lawsuit in the United States District Court for the Eastern District of Wisconsin docketed as Iron Workers Local No. 25 Pension Fund on behalf of itself and all others similarly situated v. Oshkosh Corporation and Robert G. Bohn. The lawsuit alleges, among other things, that the Company violated the Securities Exchange Act of 1934 by making materially inadequate disclosures and material omissions leading to the Company’s issuance of revised earnings guidance and announcement of an impairment charge on June 26, 2008. Since the initial lawsuit, other suits containing substantially similar allegations were filed. These lawsuits have been consolidated and an amended complaint has been filed. The amended complaint substantially expands the class period in which securities law violations are alleged to have occurred and names Charles L. Szews, David M. Sagehorn and the Company’s independent auditor as additional defendants. On July 24, 2009, the defendants filed their motions to dismiss the lawsuit. The Company believes the lawsuit to be entirely without merit and plans to continue to vigorously defend against the lawsuit.

ITEM 1A.	RISK FACTORS

        Our financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control that may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors described below.

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

        As a result of the JLG acquisition, we are highly leveraged. The subsequent global recession and related decline in our earnings have increased the leverage ratios under which we operate. We had approximately $2.4 billion of debt outstanding as of June 30, 2009. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot provide any assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit agreement in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs should the global recession and tight credit markets become more severe or prolonged. In addition, we cannot provide any assurance that we will be able to generate cash flows or obtain alternative financing sufficient to repay our indebtedness at maturity.

        Our credit agreement contains financial and restrictive covenants which, among other things, require us to satisfy quarter-end financial ratios, including a leverage ratio, a senior secured leverage ratio and an interest coverage ratio. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations and debt service capability. These covenants may limit our ability to, among other things, borrow under our credit agreement to fund operations or take advantage of business opportunities. We cannot make any guarantees related to our ability to comply in the future with the covenants in our credit agreement. Our ability to meet the financial ratios in such covenants may be affected by a number of risks or events, including the risks described in this Current Report on Form 8-K and events beyond our control, and we may not be able to continue to meet those ratios at any time in the future. If we were to fall out of compliance with the financial covenants contained in our credit agreement, or conclude that we are likely to fail to comply with such covenants, then we could be required to seek an amendment to or waiver of the financial covenants contained in our credit agreement. Under current credit market conditions, we cannot provide assurance that we would be able to obtain any amendments to or waivers of the covenants contained in our credit agreement that we may request, and any amendments to or waivers of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those currently in our credit agreement. We may also consider raising additional funds through public or private debt or equity financings or the sale of assets to avoid violating a covenant. These financing options may not be available to us on a timely basis, if at all, and if the options are available, they may be available only on onerous terms that may or may not be acceptable to us or that may be dilutive to our shareholders.

        Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings. In January 2009, Standard & Poor’s Rating Services lowered our long-term debt rating from BB- to B and placed us on credit watch “negative” citing weaker-than-expected operating results and our need to seek an amendment of the financial covenants contained in our credit agreement. Likewise in January 2009, Moody’s Investors Service lowered our long-term debt rating from Ba3 to B2 citing expectations of further erosion in our credit metrics due to the deterioration in several of our businesses, particularly the access equipment segment. In March 2009, both Standard & Poor’s Rating Services and Moody’s Investors Service affirmed our long-term debt ratings. Standard & Poor’s also removed us from credit watch “negative”. Any further downgrades to our credit ratings could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facility amendments more costly and/or difficult to obtain. In particular, under the terms of our credit agreement, we would incur a usage fee equal to 0.50% per annum on the aggregate principal amount of all outstanding loans under the credit agreement for any day on which we have a corporate family rating from Moody’s Investors Service of B3 with “negative” watch or lower or a corporate credit rating from Standard & Poor’s Rating Services of B- with “negative” watch or lower.

        Our high level of debt, current credit market conditions, our credit rating and the covenants that are contained in our credit agreement could have important consequences for our operations, including:

–	Render us vulnerable to general adverse economic and industry conditions and detract from our ability to withstand successfully a downturn in our highly cyclical markets or economies generally;
–	Require us to dedicate a substantial portion of our cash flow from operations to higher interest costs or higher required payments on debt, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development, dividends and other general corporate activities;
–	Limit our ability to obtain additional financing in the future to fund working capital, capital expenditures and other general corporate requirements;
–	Limit our ability to enter into additional foreign currency and interest rate derivative contracts;
–	Make us vulnerable to increases in interest rates because a portion of our debt under our credit agreement is at variable rates;
–	Limit our flexibility in planning for, or reacting to, changes in our business and the markets we serve;
–	Cause our customers to seek products from less leveraged suppliers or change the terms on which they conduct business with us;
–	Cause our suppliers to change the terms upon which they do business with us;
–	Place us at a competitive disadvantage compared to less leveraged competitors; and
–	Limit our ability to pursue strategic acquisitions that may become available in our markets or otherwise capitalize on business opportunities if we had additional borrowing capacity.

We may be further adversely affected by the current economic environment.

        As a result of the global recession, tight credit markets (including uncertainties with respect to financial institutions and the global capital markets), depressed equity markets across the globe and other macroeconomic challenges currently affecting the economy of the U.S. and other parts of the world where we operate, many of our customers and vendors have experienced serious cash flow problems, and as a result, some customers have sought to modify, delay or cancel plans to purchase our products and some vendors have increased their prices or reduced their output. If customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. In fiscal 2009, we have recorded provisions for credit losses totaling $48.2 million to address known risks. Any inability of current and/or potential customers to pay us for our products will adversely affect our earnings and cash flows. If economic conditions in the U.S. and other key markets where we operate deteriorate further or do not show improvement, we may experience further material adverse impacts to our financial condition, profitability and/or cash flows. Additionally, if these economic conditions persist, our intangible assets at various businesses may become further impaired.

The M-ATV contract recently awarded to us is a high profile and urgent priority for the DoD, which requires a significant and rapid increase in the rate of production of these vehicles. If we are not able to meet the required delivery schedule for this contract, our ability to secure future military business may be materially adversely impacted.

        The recent MRAP All Terrain Vehicle (“M-ATV”) contract award requires that we quickly ramp up M-ATV production levels to 1,000 vehicles per month by December 2009. Our ability to meet the required production levels is dependent on a number of factors including hiring or recalling and training a significant number of employees at both our Oshkosh, Wisconsin and McConnellsburg, Pennsylvania facilities; procuring the required tooling, fixtures and other capital assets; reconfiguring the McConnellsburg facility to allow assembly of M-ATV crew capsules and final assembly of complete vehicles; and procuring the necessary material and components in sufficient quantities and on a timely basis. We may incur costs beyond our estimates to ramp up production. In addition, the DoD plans to perform significant levels of testing of the initial vehicles delivered by us. This testing could lead to material retrofits to vehicles that have already been produced or the need to change the configuration of vehicles yet to be built. Material retrofits would involve higher costs than we have estimated for the program. If we are unable to timely complete any of the foregoing items or if we are required to perform significant retrofits to existing vehicles or change the configuration of the vehicles, we may not be able to timely deliver the quantity of vehicles required by the contract. This could negatively impact our ability to win future business with the DoD or other foreign military customers, which, along with other risks to our costs in this program, would adversely affect our future earnings and cash flows. See “Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits” for additional risks associated with the M-ATV contract.

Our markets are highly cyclical and the current or any further decline in these markets could have a material adverse effect on our operating performance.

        The current or any further decline in overall customer demand in our cyclical access equipment and commercial markets, and a decline in overall customer demand in our modestly cyclical fire & emergency markets, could have a material adverse effect on our operating performance. The access equipment market that JLG operates in is highly cyclical and impacted by the strength of economies in general, by prevailing mortgage and other interest rates, by residential and non-residential construction spending, by the ability of rental companies to obtain third party financing to purchase revenue generating assets, by capital expenditures of rental companies in general and by other factors. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Refuse collection vehicle markets are also cyclical and impacted by the strength of economies in general, by municipal tax receipts and by capital expenditures of large waste haulers. Fire & emergency markets are modestly cyclical and are impacted by the economy generally and municipal tax receipts and capital expenditures. Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season.

        The global economy is currently experiencing a severe recession, which has negatively impacted our sales volumes for our access equipment, commercial and, to a lesser extent, fire & emergency products. Continued weakness in U.S. housing starts, which spread to Europe late in fiscal 2008, and weakening of non-residential construction spending in most geographical areas of the world are further contributing to the lower sales volumes. A lack of significant improvement in non-residential construction spending or continued low levels of construction activity generally may cause future weakness in demand for our products. In addition, many customers of ours have been reducing their expenditures for access equipment. Furthermore, municipal tax revenues have weakened, which has begun to impact demand for fire apparatus. The towing and recovery equipment market is also being negatively impacted by the global economy and tight credit markets. We cannot provide any assurance that the global recession and tight credit markets will not continue or become more severe. If the global recession and tight credit markets continue or become more severe, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

        The high levels of sales in our defense business in recent years have been due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, and we cannot predict how long these conflicts will last or the demand for our products that will arise out of such events. Accordingly, we cannot provide any assurance that the increased defense business as a result of these conflicts will continue. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of new contract awards that we may receive, such as the M-ATV initial delivery order we recently received. We are scheduled to deliver the M-ATVs subject to the initial order by December 31, 2009 and we cannot provide any assurance as to the profitability of the contract or how long the higher levels of production related to this increase in business will continue. Finally, a new administration has recently entered the White House, and the recent bailout of U.S. financial institutions, insurance companies and others as well as the U.S. economic stimulus package are expected to put significant pressure on the federal budget, including the defense budget. It is too early to tell what the impact of a change in administration and federal budget pressures will mean to funding for Oshkosh defense programs. As such, we cannot provide any assurance that funding for our defense programs will not be impacted by the change in administration and federal budget pressures.

Raw material price fluctuations may adversely affect our results.

        We purchase, directly and indirectly through component purchases, significant amounts of steel, petroleum based products and other raw materials annually. During fiscal 2008, steel and fuel prices increased significantly resulting in us paying higher prices for these items. Although fuel and steel prices declined during the first quarter of fiscal 2009, the cost of fuel has fluctuated and there are indications that the costs of fuel and steel may continue to fluctuate significantly in the future. Although we have firm, fixed-price contracts for some steel requirements and have some firm pricing contracts for components, we may not be able to hold all of our steel and component suppliers to pre-negotiated prices or negotiate timely component cost decreases commensurate with any steel and fuel cost decreases. Without limitation, these conditions could impact us in the following ways:

–	In the access equipment, fire & emergency and commercial segments, we implemented selling price increases to recover increased steel, component and fuel costs experienced in fiscal 2008. However, any such new product prices applied only to new orders, and we were not able to recover all cost increases from customers due to the amount of orders in our backlog prior to the effective dates of new selling prices. In the access equipment segment, some customers reacted adversely to these price increases in light of the subsequent declines in fuel and steel prices, and competitive conditions limited price increases in a time of global recession. In certain of our businesses, we have needed to reduce pricing as steel, component and fuel prices have generally declined over the last nine months. Alternatively, adherence to the price increases could affect sales volumes. Steel, component and fuel costs may again rise, and any product selling price increases may not be sufficient to recover such increases. A significant portion of our inventory at June 30, 2009 at our access equipment segment was comprised of items manufactured at a time when steel, fuel and other commodity costs were at historically high levels. Our gross margins in the access equipment segment will likely continue to be negatively impacted by this higher cost inventory throughout the remainder of fiscal 2009 and into fiscal 2010.
–	In the defense business, we are generally limited in our ability to raise prices in response to rising steel, component and fuel costs as we largely do business under annual firm, fixed-price contracts with the DoD. We attempt to limit this risk by obtaining firm pricing from suppliers at the time a contract is awarded. However, if these suppliers, including steel suppliers, do not honor their contracts, then we could face margin pressure in our defense business.

We may experience losses in our access equipment segment in excess of our recorded reserves for doubtful accounts, finance and pledged finance receivables, notes receivable and guarantees of indebtedness of others.

        We are a party to agreements in the access equipment segment whereby we have maximum exposure of $148.2 million under guarantees of customer indebtedness to third parties aggregating approximately $302.4 million as of June 30, 2009. We evaluate the collectability of open accounts, finance and pledged finance receivables, notes receivable and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer’s financial obligations to us. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. The level of specific reserves recorded in fiscal 2009 has been higher than historically experienced as a result of the impact of the recession and tight credit markets on JLG’s customers. Continued economic weakness and tight credit markets may result in additional requirements for specific reserves. During a recession, the collateral underlying our guarantees of indebtedness of customers can decline sharply, thereby increasing our exposure to losses. We also face a concentration of credit risk as JLG’s top ten customers in the first nine months of fiscal 2009 represented approximately 8% of our consolidated net sales. Furthermore, some of these customers are highly leveraged. In the first nine months of fiscal 2009, we recorded $48.2 million in charges for credit losses reflecting the economic weakness throughout the world. In the future, we may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate further or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized. Our cash flows and overall liquidity may be materially adversely affected if any of the financial institutions that purchase our finance receivables become unable or unwilling, due to current economic conditions, a weakening of our or their financial position or otherwise, to continue purchasing such receivables.

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

        We are dependent on U.S. and foreign government contracts for a substantial portion of our business. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

–	Our business is susceptible to changes in the U.S. defense budget, which may reduce revenues that we expect from our defense business, especially in light of the new administration that recently entered the White House.

–	The U.S. government may not appropriate funding that we expect for our U.S. government contracts, which may prevent us from realizing revenues under current contracts or receiving additional orders that we anticipate we will receive.
–	Most of our government contracts, including the M-ATV contract, are fixed-price contracts, and our actual costs may exceed our projected costs, which could result in profits lower than historically realized or than we anticipate or net losses under these contracts. In particular, the rapid ramp up of production levels for the M-ATV program could cause us to incur significant cost overruns to ensure that vehicles are delivered on time. These cost overruns could cause the profit margins on the M-ATV program to be significantly lower than expected.
–	We are required to spend significant sums on product development and testing, bid and proposal activities and pre-contract engineering, tooling and design activities in competitions to have the opportunity to be awarded these contracts.
–	Competitions for the award of defense truck contracts are intense, and we cannot provide any assurance that we will be successful in the defense truck procurement competitions in which we participate.
–	Our defense contracts involve significant working capital requirements. We estimate that the M-ATV contract will involve working capital requirements of $250-$350 million by December 31, 2009. If we are unable to obtain performance-based payments or if performance-based payments are discontinued, then we could face material working capital requirements.
–	Certain of our government contracts could be suspended, opened for competition or terminated and all such contracts expire in the future and may not be replaced, which could reduce expected revenues from these contracts.
–	The amount of orders for defense trucks or components that we may receive under certain of our government contracts is uncertain, and we may not receive additional or follow-on orders relating to contract awards we have received, including for M-ATVs or TAK-4 independent suspension retrofits. In addition, the urgent requirement for a significant ramp up in production of M-ATVs could impact our ability to produce the required quantities of our other military vehicles and components.
–	Our defense products undergo rigorous testing by the customer and are subject to highly technical requirements. Any failure to pass these tests or to comply with these requirements could result in unanticipated retrofit costs, delayed acceptance of trucks, late or no payments under such contracts or cancellation of the contract to provide vehicles to the government.
–	Our government contracts are subject to audit, which could result in adjustments of our costs and prices under these contracts.
–	Our defense truck contracts are large in size and require significant personnel and production resources, and when such contracts end, we must make adjustments to personnel and production resources. In particular, orders for M-ATVs will require substantial personnel and production resources at several of our facilities to enable us to quickly ramp up production to meet the delivery requirements for such orders.
–	We periodically experience difficulties with sourcing sufficient vehicle carcasses to maintain our defense truck remanufacturing schedule, which can create uncertainty for this area of our business.

Our objective is to expand international operations, the conduct of which subjects us to risks that may have a material adverse effect on our business.

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

        For the nine months ended June 30, 2009, approximately 16% of our net sales were attributable to products sold outside of the United States, including approximately 10% that involved export sales from the United States. The majority of export sales are denominated in U.S. dollars. Sales outside the United States are typically made in the local currencies of those countries. Fluctuations in foreign currency can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. We have sales of inventory denominated in U.S. dollars to certain of our subsidiaries that have functional currencies other than the U.S. dollar. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations, in particular those with respect to the Euro, the U.K. pound sterling and the Australian dollar, may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods. Any appreciation in the value of the U.S. dollar in relation to the value of the local currency will adversely affect our revenues from our foreign operations when translated into U.S. dollars. Similarly, any appreciation in the value of the U.S. dollar in relation to the value of the local currency of those countries where our products are sold will increase our costs in our foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. dollars.

A disruption or termination of the supply of parts, materials, components and final assemblies from third-party suppliers could delay sales of our vehicles and vehicle bodies.

        We have experienced, and may in the future experience, significant disruption or termination of the supply of some of our parts, materials, components and final assemblies that we obtain from sole source suppliers or subcontractors. We may also incur a significant increase in the cost of these parts, materials, components or final assemblies. These risks are increased in the current difficult economic environment and tight credit conditions and for contracts like the M-ATV contract where we are expected to quickly ramp up to a very high rate of production. Such disruptions, terminations or cost increases could delay sales of our vehicles and vehicle bodies and could result in a material adverse effect on our net sales, financial condition, profitability and/or cash flows. These risks are particularly serious with respect to our suppliers who participate in the automotive industry, from whom we obtain a significant portion of our parts, materials, components and final assemblies. Suppliers to the automotive industry have been severely impacted by the financial difficulties of auto manufacturers, the economic environment and credit conditions and face potential failure if the auto manufacturers’ business, the economic environment and credit conditions do not improve. These risks are also serious for suppliers for our M-ATV contract who must quickly ramp up to very high rates of production. Should they or their suppliers not plan or execute appropriately, we may not achieve our planned rate of production.

An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

        We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of trademarks and trade names as of the acquisition date. Goodwill and indefinite-lived intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In our second and third quarters of fiscal 2009, management determined that indicators of potential impairment were present, which resulted in impairment charges being recorded in the second fiscal quarter, but not the third fiscal quarter. In testing for impairment, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include changes in the industries in which we operate, particularly the impact of the current global recession and tight credit markets, as well as competition and advances in technology, sustained declines in the price of our common stock, adverse changes in the regulatory environment, or other factors leading to reductions in expected long-term sales or profitability. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

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

We are the defendant in a purported class action lawsuit.

        On September 19, 2008, a purported shareholder of ours filed a complaint seeking certification of a class action lawsuit in the United States District Court for the Eastern District of Wisconsin docketed as Iron Workers Local No. 25 Pension Fund on behalf of itself and all others similarly situated v. Oshkosh Corporation and Robert G. Bohn. The lawsuit alleges, among other things, that we violated the Securities Exchange Act of 1934 by making materially inadequate disclosures and material omissions leading to our issuance of revised earnings guidance and announcement of an impairment charge on June 26, 2008. Since the initial lawsuit, other suits containing substantially similar allegations were filed. These lawsuits have been consolidated and an amended complaint has been filed. The amended complaint substantially expands the class period in which securities law violations are alleged to have occurred and names Charles L. Szews, David M. Sagehorn and our independent auditor as additional defendants. On July 24, 2009, the defendants filed their motions to dismiss the lawsuit. The uncertainty associated with this substantial unresolved lawsuit could harm our business, financial condition and reputation. The defense of the lawsuit diverts management’s time and attention away from business operations, and negative developments with respect to the lawsuit could cause a decline in the price of our stock. In addition, although we believe the lawsuit is entirely without merit and we intend to continue to vigorously defend against it, the outcome of the lawsuit cannot be predicted and ultimately may have a material adverse effect on our financial condition, profitability and/or cash flows.

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

        In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of the Company’s Common Stock. The Company did not repurchase any shares under this authorization during the quarter ended June 30, 2009. As of June 30, 2009, the Company had authority to repurchase 3,230,790 shares of Common Stock under this program. The repurchase authorization does not expire. The Company’s amended Credit Agreement restricts the Company’s ability to repurchase shares of its Common Stock through financial covenants. The amended Credit Agreement also limits the amount of dividends, stock repurchases and other types of distributions to shareholders during any fiscal year in excess of certain limits based upon the leverage ratio as of the end of the fiscal quarter preceding the proposed distribution. When the leverage ratio as of the end of a fiscal quarter is greater than 4.0 to 1.0, then no such distribution may be made if, after giving effect to such distribution, the aggregate amount of all such payments made in such fiscal quarter would exceed the sum of $0.01 per outstanding share of the Company’s Common Stock plus $250,000 or the aggregate amount of all such payments made in the applicable fiscal year would exceed $3.85 million.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 30, 2009.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 30, 2009.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated July 30, 2009.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated July 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH CORPORATION
July 30, 2009	/S/ Robert G. Bohn
Robert G. Bohn
Chairman and Chief Executive Officer
(Principal Executive Officer)
July 30, 2009	/S/ David M. Sagehorn
David M. Sagehorn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
July 30, 2009	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek
Senior Vice President Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 30, 2009.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 30, 2009.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated July 30, 2009.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated July 30, 2009.