Form 10-K
period 2009-09-30
OSHKOSH CORP
filed 2009-11-18
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  1-31371

Oshkosh Corporation

(Exact name of registrant as specified in its charter)

Wisconsin	39-0520270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 2566 Oshkosh, Wisconsin	54903-2566
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (920) 235-9151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File require to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

At March 31, 2009, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $501,614,424 (based on the closing price of $6.74 per share on the New York Stock Exchange as of such date).

As of November 16, 2009, 89,462,651 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 4, 2010 (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

OSHKOSH CORPORATION

FISCAL 2009 ANNUAL REPORT ON FORM 10-K

As used herein, the “Company” refers to Oshkosh Corporation, including JLG Industries, Inc. and its wholly-owned subsidiaries (“JLG”), Pierce Manufacturing Inc. (“Pierce”), McNeilus Companies, Inc. (“McNeilus”) and its wholly-owned subsidiaries, Kewaunee Fabrications, LLC (“Kewaunee”), Medtec Ambulance Corporation (“Medtec”), JerrDan Corporation (“JerrDan”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”), BAI Brescia Antincendi International S.r.l. and its wholly-owned subsidiary (“BAI”), Oshkosh Specialty Vehicles, Inc., AK Specialty Vehicles B.V. and their wholly-owned subsidiaries (together, “OSV”) and Iowa Mold Tooling Co., Inc. (“IMT”).  “Oshkosh” refers to Oshkosh Corporation, not including JLG, Pierce, McNeilus, Kewaunee, Medtec, JerrDan, CON-E-CO, London, BAI, OSV, IMT or any other subsidiaries.

The “Oshkosh®,” “JLG®,” “Pierce®,” “MEDTEC®,” “Jerr-Dan®,” “Frontline™,” “SMIT™,” “McNeilus®,” “CON-E-CO®,” “London®,” “IMT®,” “SkyTrak®,” “Lull®,” “Toucan®,” “Liftlux®,” “Revolution®,” “Command Zone™,” “All-Steer®,” “TAK-4®,” “Hercules™,” “Husky,™“ “Velocity™,” “Impel™,” “Smart-Pak®,” “PUC™,” “Liftpod™,” “ClearSky™,” “Auto Reach®,” “Sky-Arm®,” “TerraMax™“ and “ProPulse®” trademarks and related logos are trademarks or registered trademarks of the Company.  All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.

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

Cautionary Statement About Forward-Looking Statements

The Company believes that certain statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements located elsewhere in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.  When used in this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A of Part I of this report.

All forward-looking statements, including those under the caption “Executive Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” speak only as of November 18, 2009.  The Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K.  Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

PART I

ITEM 1.  BUSINESS

The Company

The Company is a leading designer, manufacturer and marketer of a broad range of specialty vehicles and vehicle bodies.  The Company began business in 1917 and was among the early pioneers of four-wheel drive technology.  The Company currently operates in four business segments: defense, access equipment, fire & emergency and commercial, which comprised 49%, 20%, 21% and 10%, respectively, of the Company’s consolidated net sales during fiscal 2009.

The Company’s defense segment has sold products to the U.S. Department of Defense (“DoD”) for over 80 years.  In 1981, Oshkosh was awarded the first Heavy Expanded Mobility Tactical Truck (“HEMTT”) contract for the DoD, and quickly its defense segment developed into the DoD’s leading supplier of severe-duty, heavy-payload tactical trucks.  In recent years, the Company has broadened its defense product offerings to become the leading manufacturer of severe-duty, heavy- and medium-payload tactical trucks for the DoD, manufacturing vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel and cargo for combat units.

In June 2009, the DoD awarded the Company a sole source contract for 2,244 MRAP All Terrain Vehicles (“M-ATVs”) and associated aftermarket parts packages, valued at $1.06 billion.  Through November 18, 2009, the DoD awarded the Company an additional 3,975 M-ATVs and associated aftermarket parts packages, valued at $2.23 billion.  Unit deliveries under the contract are scheduled through April 2010, with aftermarket parts packages to be delivered through May 2010.  Key attributes of the M-ATV include superior survivability and mobility required for the current conflict in Afghanistan.  The M-ATV represents the Company’s first major entry into the market for vehicles used in small unit combat operations.

In August 2009, the DoD awarded the Company a contract valued at $280.9 million for the production and delivery of 2,571 trucks and trailers under the U.S. Army’s Family of Medium Tactical Vehicles (“FMTV”) Rebuy program.  The FMTV Rebuy program is a five-year requirements contract award for the production of up to 23,000 medium-payload tactical vehicles and trailers as well as support services and engineering.  Competitors have filed protests with the Government Accountability Office (“GAO”) regarding the award of the FMTV contract, and the DoD has issued a stop work order on the FMTV program pending resolution of the protests.  The Company expects the GAO to issue its decision on the protests in December 2009.

In fiscal 2009, the Company received orders totaling $195 million to retrofit approximately 2,400 Mine Resistant Ambush Protected (“MRAP”) vehicles originally manufactured by other companies for the DoD with the Company’s patented TAK-4 independent suspension system.  The Company is actively supporting the engineering and testing for retrofit installation of TAK-4 under other MRAP models that could lead to additional TAK-4 sales in the future.  The existing MRAP fleet maintained by the U.S. military consists of over 16,000 vehicles.

The Company’s access equipment segment manufactures aerial work platforms and telehandlers used in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights.  Access equipment customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and the U.S. military.

The Company’s fire & emergency segment manufactures commercial and custom firefighting vehicles and equipment, aircraft rescue and firefighting (“ARFF”) vehicles, snow removal vehicles, ambulances, wreckers, carriers and other emergency vehicles primarily sold to fire departments, airports, other governmental units and towing companies in the U.S. and abroad; mobile medical trailers sold to hospitals and third-party medical service providers in the U.S., Europe and a growing number of other regions; and broadcast vehicles sold to broadcasters and television stations in North America and abroad.  In October 2009, the Company sold its 75% interest in its European fire apparatus business, BAI.

The Company’s commercial segment manufactures rear- and front-discharge concrete mixers, refuse collection vehicles, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in North America and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the U.S. and abroad.  On July 1, 2009, the Company completed the sale of its European refuse collection vehicle business, Geesink Group B.V., Norba A.B. and Geesink Norba Limited and their wholly-owned subsidiaries (together, “Geesink”).  Geesink has been reflected as a discontinued operation in this Form 10-K.

See Note 21 to the Consolidated Financial Statements for financial information related to the Company’s business segments.

Competitive Strengths

The following competitive strengths support the Company’s business strategy:

Strong Market Positions.  The Company has developed strong market positions and brand recognition in its core businesses, which it attributes to its reputation for quality products, advanced engineering, innovation, vehicle performance, reliability, customer service and low total product life cycle costs.  The Company maintains leading market shares in most of its businesses and is the sole-source supplier of a number of vehicles to the DoD, including M-ATVs.

Diversified Product Offering.  The Company believes its broad product offerings and target markets serve to diversify its sources of revenues, mitigate the impact of economic cycles and provide multiple platforms for potential internal growth and acquisitions.  For each of its target markets, the Company has developed or acquired a broad product line in an effort to become a single-source provider of specialty vehicles, vehicle bodies, parts and service and related products to its customers.  In addition, the Company has established an extensive domestic and international distribution system for specialty vehicles and vehicle bodies tailored to each market.

Quality Products and Customer Service.  The Company has developed strong brand recognition among its products as a result of its commitment to meet the stringent product quality and reliability requirements of its customers and the specialty vehicle and vehicle body markets it serves.  The Company also achieves high quality customer service through its extensive parts and service support programs, which are available to domestic customers 365 days a year in all product lines throughout the Company’s distribution systems.

Innovative and Proprietary Components.  The Company’s advanced design and engineering capabilities have contributed to the development of innovative and/or proprietary, severe-duty components that enhance vehicle performance, reduce manufacturing costs and strengthen customer relationships.  The Company’s advanced design and engineering capabilities have also allowed it to integrate many of these components across various product lines, which enhances its ability to compete for new business and reduces its costs to manufacture its products compared to manufacturers who simply assemble purchased components.  Examples of the Company’s innovative components include:

•                  The TAK-4 independent suspension system, which the Company is able to install on other manufacturers’ MRAP vehicles and which the Company believes was critical to the Company winning the M-ATV contract;

•                  The Pierce Ultimate Configuration (“PUC”) vehicle configuration, which eliminates the bulky pumphouse from firefighting vehicles, making such vehicles easier to use and service;

•                  McNeilus compressed natural gas-powered refuse collection vehicles, which reduce fuel costs and emissions; and

•                  ClearSky telematics solution for JLG aerial work platforms, which remotely connects a rental fleet, providing information on location, operating status and equipment health.

Flexible and Efficient Manufacturing.  Over the past 13 years, the Company has significantly increased manufacturing efficiencies.  The Company believes it has competitive advantages over larger vehicle manufacturers in its specialty vehicle markets due to its manufacturing flexibility, vertical integration, purchasing power in specialty vehicle components and custom fabrication capabilities.  In addition, the Company believes it has competitive advantages over smaller vehicle and vehicle body manufacturers due to its relatively higher volumes of similar products that permit the use of moving assembly lines and which allow it to leverage purchasing power opportunities across product lines.  The Company believes its plan to meet the aggressive delivery requirements for M-ATVs under the recently awarded DoD contract is an example of its robust manufacturing capability.  In addition to the Company’s existing defense truck manufacturing facilities in Oshkosh, Wisconsin, the Company is assembling M-ATV crew capsules and complete M-ATVs at its JLG manufacturing facility in McConnellsburg, Pennsylvania.

Strong Management Team.  The Company is led by Chairman and Chief Executive Officer, Robert G. Bohn, and President and Chief Operating Officer, Charles L. Szews, who have been employed by the Company since 1992 and 1996, respectively. Messrs. Bohn and Szews are complemented by an experienced senior management team that has been assembled through internal promotions, new hires and acquisitions.  The management team has successfully executed a strategic reshaping and expansion of its business since 1996, which has positioned the Company to significantly improve its financial and operating performance.

Business Strategy

The Company is focused on increasing its net sales, profitability and cash flow and strengthening its balance sheet by capitalizing on its competitive strengths and pursuing a comprehensive, integrated business strategy.  Key elements of the Company’s business strategy include:

Pursuing Global Growth and Profitability.  The Company plans to continue its focus on those specialty vehicle and vehicle body markets where it has or can acquire strong market positions over time and where it believes it can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability.  As it focuses in the near-term on ramping up production to meet the delivery requirements of the recently awarded M-ATV and TAK-4 independent suspension contracts, the Company will continue to pursue follow-on orders and additional contracts from its largest customer, the DoD.  Business development teams actively pursue new customers, including those in adjacent markets.  In addition, the Company believes that opportunities exist to develop or increase distribution of its products, particularly in the access equipment segment, in global markets including developing countries in Asia, Eastern Europe, the Middle East and Latin America.  After it accomplishes its plan to significantly reduce debt, the Company intends to selectively pursue strategic acquisitions, both domestically and internationally, to enhance the Company’s product offerings and expand its international presence in specialty vehicle and vehicle body markets.

Introducing New Products.  The Company intends to maintain its emphasis on new product development as it seeks to expand sales by leading its core markets in the introduction of new or improved products and new technologies, through internal development, strategic acquisitions or licensing of technology.  The Company actively seeks to commercialize emerging technologies that are capable of expanding customer uses of its products.

Providing Superior Quality and Service to Each Market.  The Company generally sells premium product lines in each of its markets and seeks to provide superior quality and service in each market to sustain its premium product positioning.  In times of weak economic conditions, the Company believes that providing superior quality and service is even more important as customers look to partner with suppliers they know will be there to help them through tough conditions.  Each of the Company’s businesses maintains active programs involving customer outreach, design and manufacturing quality and supplier certification to assure superior product quality.

Focusing on Lean Operations.  The Company seeks to deliver high performance products to customers at both low total product life cycle costs and low acquisition prices.  Historically, the Company has utilized teams of industrial engineers and procurement specialists to re-engineer manufacturing processes and leverage purchasing volumes to meet these objectives.  The Company also utilizes a comprehensive, lean enterprise focus to continue its drive to be a low cost producer in all of its product lines and to deliver low product life cycle costs for its customers.  Lean is a methodology to eliminate non-value added work from a process stream.  During the last few years, the Company has implemented this strategy by:

•                  Combining the Company’s strategic purchasing teams globally into a single organization led by an externally recruited chief procurement officer to capture its full purchasing power across its businesses and to promote low cost country sourcing;

•                  Creating chartered cost reduction teams at all businesses and introducing broad-based training programs;

•                  Creating a new global manufacturing team to further promote quality and lean initiatives; and

•                  Launching the Oshkosh Operating System to create common practices across the Company to enhance its performance.

As a result of this focus, the Company expects to reduce product costs, manufacturing lead times and new product development cycle times over the next several years.

Focusing on Cost Management and Debt Reduction.  In light of significantly lower demand in certain of the Company’s businesses as a result of the global recession, fluctuating steel and other costs, and its significant leverage, the Company plans to continue to focus on cost management and reduction as well as generating cash for debt reduction.  In late fiscal 2008 and fiscal 2009, the Company quickly and proactively took actions, including reducing its global workforce by approximately 20% and cutting discretionary spending, which resulted in significant overhead and operating cost reductions.  The Company expects to continue to focus on cost reduction initiatives in fiscal 2010 to reduce its cost structure and accelerate debt reduction, even as the Company is currently adding to its workforce to appropriately staff for the M-ATV contract.  The Company has also focused significant attention on reducing working capital to free up cash for debt reduction, primarily through tighter controls over production and inventory reduction programs.

Products

The Company is focused on the following core segments of the specialty vehicle and vehicle body markets:

Defense Segment.  The Company has sold products to the DoD for over 80 years.  By successfully responding to the DoD’s changing vehicle requirements, the Company has become the leading manufacturer of severe-duty, heavy- and medium-payload tactical trucks for the DoD. The Company manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel and cargo for combat units.  The Company’s proprietary military all-wheel drive product line of heavy-payload tactical trucks includes the HEMTT, the Heavy Equipment Transporter (“HET”), the Palletized Load System (“PLS”), the Common Bridge Transporter and the Logistic Vehicle System Replacement (“LVSR”).  The Company’s proprietary military medium-payload tactical trucks include the Medium Tactical Vehicle Replacement (“MTVR”), and the Medium Tactical Truck (“MTT”), a line of lower-cost, severe-duty, medium-payload tactical trucks suitable for less demanding requirements than the MTVR.  The Company also exports severe-duty, heavy- and medium-payload tactical trucks to approved foreign customers.

In May 2006, the DoD awarded the Company a production contract for the LVSR vehicle and associated manuals, vehicle kits, test support and training for the U.S. Marine Corps.  The Company estimates that this fixed-price indefinite delivery, indefinite quantity (“ID/IQ”) contract will approximate $740.2 million based on a production quantity of 1,592 units over a six-year period.  The contract allows for the purchase of up to 1,900 cargo, wrecker and fifth-wheel LVSR variants.  The Company delivered the first units under the contract in fiscal 2007.

In October 2008, the DoD awarded the Company a three-year, firm, fixed-priced requirements contract for the continued production of the Family of Heavy Tactical Vehicles (“FHTV”).  To date, the Company has received orders totaling $3.1 billion under this contract.  The contract includes the production of the HEMTT, HEMTT-ESP, PLS and PLS Trailer as well as associated logistics and configuration management support.

In June 2009, the DoD awarded the Company a sole source contract for 2,244 M-ATVs and associated aftermarket parts packages, valued at $1.06 billion.  Through November 18, 2009, the DoD awarded the Company an additional 3,975 M-ATVs and associated aftermarket parts packages, valued at $2.23 billion.  Unit deliveries under the contract are scheduled through April 2010, with aftermarket parts packages to be delivered through May 2010.  Key attributes of the M-ATV include superior survivability and mobility required for the current conflict in Afghanistan.  The M-ATV represents the Company’s first major entry into the market for vehicles used in small unit combat operations, which presents an opportunity to broaden and strengthen the Company’s defense business.

In August 2009, the DoD awarded the Company a contract valued at $280.9 million for the production and delivery of 2,571 trucks and trailers under the U.S. Army’s FMTV Rebuy program.  The FMTV Rebuy program is a five-year requirements contract award for the production of up to 23,000 vehicles and trailers as well as support services and engineering.  Competitors have filed protests with the GAO regarding the award of the FMTV contract, and the DoD has issued a stop work order on the FMTV program pending resolution of the protests.  The Company expects the GAO to issue its decision on the protests in December 2009.  The Company believes the U.S. Army conducted a fair and objective source selection process and believes that the contract award to the Company should be upheld.  This contract would represent a significant expansion of the Company’s medium-payload tactical truck business.

In fiscal 2009, the Company received orders totaling $195 million to retrofit approximately 2,400 MRAP vehicles originally manufactured by other companies for the DoD with the Company’s  patented TAK-4 independent suspension system.  The Company is actively supporting the engineering and testing for retrofit installation of TAK-4 under other

MRAP models that could lead to additional TAK-4 sales in the future.  The existing MRAP fleet maintained by the U.S. military consists of over 16,000 vehicles.

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

•                  Proprietary components.  The Company’s patented TAK-4 independent suspension and proprietary transfer case enhance its trucks’ off-road performance.  In addition, because these are two of the higher cost components in a truck, the Company has a competitive cost-advantage based on the in-house manufacturing of these two truck components.  The Company’s Command Zone tool also simplifies maintenance troubleshooting.

•                  Past performance.  The Company has been building trucks for the DoD for over 80 years.  The Company believes that its past success in delivering reliable, high quality trucks on time, within budget and meeting specifications is a competitive advantage in future defense truck procurement programs.  The Company understands the special contract procedures used by the DoD and other foreign militaries and has developed substantial expertise in contract management and accounting.

•                  Flexible manufacturing.  The Company’s ability to produce a variety of truck models on the same moving assembly line permits it to avoid facilitation costs on most new contracts and maintain competitive manufacturing efficiencies. In addition, the Company is able to leverage its global manufacturing scale to supplement its existing defense truck manufacturing facilities in Oshkosh, Wisconsin.  The Company’s decision to co-locate M-ATV production at its JLG manufacturing facility in McConnellsburg, Pennsylvania provided the Company a competitive advantage.

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

Access Equipment Segment.  The access equipment segment manufactures aerial work platforms and telehandlers used in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights.  JLG has recently introduced new products such as the LiftPod personal aerial work platform and the ClearSky telematics solution for use by rental companies in managing access equipment fleets.  In addition, JLG entered into a 20-year license to produce Caterpillar-branded telehandlers through 2025 for distribution through the worldwide Caterpillar Inc. dealer network.

Access equipment customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and the U.S. military. JLG’s products are marketed in over 3,500 locations worldwide through independent rental companies and distributors that purchase these products and then rent or sell them and provide service support, as well as through other sales and service branches or organizations in which the Company holds equity positions.

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

Fire & Emergency Segment.  Through Pierce, the Company is a leading domestic manufacturer of fire apparatus assembled on custom chassis, designed and manufactured by Pierce to meet the special needs of firefighters.  Pierce also manufactures fire apparatus assembled on commercially available chassis, which are produced for multiple end-customer applications.  Pierce’s engineering expertise allows it to design its vehicles to meet stringent industry guidelines and government regulations for safety and effectiveness.  Pierce primarily serves domestic municipal customers, but also sells fire apparatus to the DoD, airports, universities and large industrial companies, and in international markets.  Pierce’s history of innovation and research and development in consultation with firefighters has resulted in a broad product line that features a wide range of innovative, high-quality custom and commercial firefighting equipment with advanced fire suppression capabilities.  In an effort to be a single-source supplier for its customers, Pierce offers a full line of custom and commercial fire apparatus and emergency vehicles, including pumpers, aerial and ladder trucks, tankers, light-, medium- and heavy-duty rescue vehicles, wildland rough terrain response vehicles, mobile command and control centers, bomb squad vehicles, hazardous materials control vehicles and other emergency response vehicles.

The Company, through its Oshkosh brand, is among the leaders in sales of ARFF vehicles to domestic and international airports.  These highly specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency.  Many of the world’s largest airports, including LaGuardia International Airport, O’Hare International Airport, Hartsfield-Jackson International Airport and Dallas/Fort Worth International Airport in the U.S. and airports located in Montreal and Toronto, Canada; and Shanghai, Hangzhou, and Beijing, China, are served by the Company’s ARFF vehicles.  The Company believes that the performance and reliability of its ARFF vehicles contribute to the Company’s strong position in this market.

The Company, through its Oshkosh brand, is a global leader in airport snow removal vehicles.  The Company’s specially designed airport snow removal vehicles can cast up to 5,000 tons of snow per hour and are used by some of the largest airports in the world, including Denver International Airport, LaGuardia International Airport, Minneapolis-St. Paul International Airport and O’Hare International Airport in the U.S. and Beijing, China, Montreal, Canada and St. Petersburg, Russia internationally.  The Company believes that the reliability of its high performance snow removal vehicles and the speed with which they clear airport runways contribute to its strong position in this market.

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

Through OSV, the Company is one of the leaders in the manufacturing of mobile medical vehicles for North American and European medical centers and service providers.  OSV is the only mobile medical vehicle manufacturer certified by all major original equipment manufacturers of medical diagnostic imaging equipment - General Electric Company, Royal Philips Electronics and Siemens AG.  OSV is also a leading manufacturer, system designer and integrator of custom vehicles for the broadcast industry, where the Company, under its Frontline brand, markets a full line of television broadcast, satellite news gathering and microwave transmission electronic news gathering vehicles to broadcasters, TV stations, broadcast production, radio stations and NASA. OSV also manufactures mobile command and control centers and simulation units for sale to police, fire and other government agencies in the U.S.

The Company offers three- to fifteen-year municipal lease financing programs to its fire & emergency segment customers in the U.S. through Oshkosh Equipment Finance, L.L.C., doing business as Oshkosh Capital (“Oshkosh Capital”). Programs include competitive lease financing rates, creative and flexible finance arrangements and the ease of one-stop shopping for customers’ equipment and financing.  The lease financing transactions are executed through a private label arrangement with an independent third-party finance company.

Commercial Segment.  Through McNeilus, the Company is a leading North American manufacturer of refuse collection vehicles for the waste services industry.  Through Oshkosh, McNeilus, London and CON-E-CO, the Company is a leading manufacturer of front- and rear-discharge concrete mixers and portable and stationary concrete batch plants for the concrete ready-mix industry throughout the Americas.  Through IMT, the Company is a leading North American manufacturer of field service vehicles and truck-mounted cranes for the construction, equipment dealer, building supply, utility, tire service and mining industries.  The Company believes its commercial segment vehicles and equipment have a reputation for efficient, cost-effective, dependable and low maintenance operation.

In March 2002, the Company introduced the rear-discharge Revolution concrete mixer drum, which is constructed of lightweight composite materials.  In fiscal 2006, the Company launched the sale of front-discharge Revolution drums.  Since the introduction of the first concrete mixer drum about 90 years ago, the Company believes all commercially successful drums worldwide had been produced utilizing steel until the launch of the Revolution.  The Revolution drum offers improved concrete payload on a vehicle and longer drum life, which lowers the cost per yard of concrete delivered.  The Company’s strategy has been to sell the Revolution drum as a premium-priced product as the Company believes the Revolution drum yields a quick payback to customers through increased productivity and lower operating costs.  The Company is required to pay to its Australian partner royalty fees for each drum sold.  The Company believes that the Revolution mixer drum will create an important competitive advantage over competitors that manufacture steel concrete mixer drums during the next economic upturn.

The Company, through Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), an affiliated financial services partnership, offers three- to seven-year tax advantaged lease financing to concrete mixer customers, concrete batch plant customers and commercial waste haulers in the U.S.  Offerings include competitive lease financing rates and the ease of one-stop shopping for customers’ equipment and financing.

Marketing, Sales, Distribution and Service

The Company believes it differentiates itself from many of its competitors by tailoring its distribution to the needs of its specialty vehicle and vehicle body markets and with its national and global sales and service capabilities.  Distribution personnel show customers how to use the Company’s vehicles and vehicle bodies properly.  In addition, the Company’s flexible distribution is focused on meeting customers on their terms, whether on a job site, in an evening public meeting or at a municipality’s offices, compared to the showroom sales approach of the typical dealers of large vehicle manufacturers.  The Company backs all products with same-day parts shipment, and its service technicians are available in person or by telephone to domestic customers 365 days a year.  The Company believes its dedication to keeping its products in-service in demanding conditions worldwide has contributed to customer loyalty.

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

The Company maintains a business development staff and engages consultants to regularly meet with all branches of the Armed Services, Reserves and National Guard, with representatives of key military bases and with other defense contractors to determine their vehicle requirements and identify specialty truck variants and apparatus required to fulfill their missions.

In addition to marketing its current truck offerings and competing for new contracts in the heavy- and medium-payload segment, the Company actively works with the Armed Services to develop new applications for its vehicles and expand its services.

Logistics services are increasingly important to the DoD, especially following the commencement of Operation Iraqi Freedom and Operation Enduring Freedom. The Company believes that its proven worldwide logistics capabilities and internet-based ordering, invoicing and electronic payment systems have significantly contributed to the expansion of its defense parts and service business since fiscal 2002, following the commencement of Operation Iraqi Freedom and Operation Enduring Freedom.  The Company maintains a large parts distribution warehouse network in Milwaukee, Wisconsin to fulfill stringent parts delivery schedule requirements, as well as satellite facilities near DoD bases in the U.S., Europe, Asia, and the Middle East.  The Company has been particularly active in recent years performing maintenance and armoring services for the DoD at areas near, or in the theater of military conflicts.

Access Equipment Segment.  JLG’s products are marketed in over 3,500 locations worldwide through independent rental companies and distributors that purchase JLG products and then rent or sell them and provide service support, as well as through other sales and service branches or organizations in which the Company holds equity positions.  North American customers are located in all 50 states in the U.S., as well as in Canada and Mexico.  International customers are located in Europe, the Asia/Pacific region, Australia, Africa, the Middle East and Latin America.  JLG’s sales force is comprised of approximately 100 employees worldwide.  In North America, teams of sales employees are dedicated to specific major customers, channels or geographic regions.  JLG’s sales employees in Europe and the rest of the world are spread among JLG’s approximately 20 international sales and service offices.

Fire & Emergency Segment.  The Company believes the geographic breadth, size and quality of its Pierce fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors.  Pierce’s fire apparatus are sold through over 30 independent sales and service organizations with more than 275 sales representatives in the U.S., which combine broad geographical reach with frequency of contact with fire departments and municipal government officials.  These sales and service organizations are supported by approximately 75 product and marketing support professionals and contract administrators at Pierce.  The Company believes frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council, fire department, purchasing, finance and mayoral offices, among others, that may participate in a fire apparatus bid and selection.  After the sale, Pierce’s nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service.

The Company markets its Oshkosh-branded ARFF vehicles through a combination of five direct sales representatives domestically and 30 representatives and distributors in international markets.  Certain of these international representatives and distributors also handle Pierce products.  The Company has 30 full-time sales and service representatives and 20 distributor locations focused on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities in the U.S. and Canada.  In addition, the Company maintains offices in Dubai, United Arab Emirates and Beijing, China to support airport product vehicle sales in the Middle East, China and Southeast Asia.

Medtec sells ambulances through more than 20 independent distributor organizations with over 70 representatives focused on sales to the ambulance market.  JerrDan markets its carriers and wreckers through its worldwide network of approximately 75 independent distributors, supported by JerrDan’s direct sales force.  OSV markets its mobile medical trailers and broadcast vehicles through 20 in-house sales and service representatives in the U.S. and three in-house sales and service representatives in Europe.

Commercial Segment.  The Company operates 20 distribution centers with over 150 in-house sales and service representatives in the U.S. to sell and service refuse collection vehicles, rear- and front-discharge concrete mixers and concrete batch plants.  These centers are in addition to sales and service activities at the Company’s manufacturing facilities, and they provide sales, service and parts distribution to customers in their geographic regions.  Three of the distribution centers also have paint facilities and can provide significant additional paint and mounting services during peak demand periods.  The Company also uses over 30 independent sales and service organizations to market its CON-E-CO branded concrete batch plants.  The Company believes this network represents one of the largest concrete mixer, concrete batch plant and refuse collection vehicle distribution networks in the U.S.

In Canada, the Company operates two distribution centers with eight outside and in-house sales and service representatives to sell and service its rear-discharge concrete mixers, refuse collection vehicles and concrete batch plants.

The Company believes its direct distribution to customers is a competitive advantage in concrete mixer and refuse collection vehicle markets, particularly in the U.S. waste services industry where principal competitors distribute through dealers, and to a lesser extent in the ready mix concrete industry, where several competitors and the Company in part use dealers.  The Company believes direct distribution permits a more focused sales force in the U.S. concrete mixer and refuse collection vehicle markets, whereas dealers frequently offer a very broad and mixed product line, and accordingly, the time dealers tend to devote to concrete mixer and refuse collection vehicle sales activities is limited.

With respect to distribution, the Company has been applying Oshkosh’s and Pierce’s sales and marketing expertise in municipal markets to increase sales of McNeilus refuse collection vehicles to municipal customers.  While the Company believes commercial customers represent a majority of the refuse collection vehicle market, many municipalities purchase their own refuse collection vehicles.  The Company believes it is positioned to create an effective municipal distribution system in the refuse collection vehicle market by leveraging its existing commercial distribution capabilities and by opening service centers in major metropolitan markets. During fiscal 2009, the Company received its first order for refuse collection vehicles from the city of New York, which the Company believes has the largest municipal refuse collection vehicle fleet in the U.S.

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

Manufacturing

As of November 18, 2009, the Company manufactures vehicles and vehicle bodies at 51 manufacturing facilities.  To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets.  The Company encourages employee involvement to improve production processes and product quality.  The Company is in the process of adopting lean manufacturing management practices across all facilities.

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

Engineering, Research and Development

The Company believes its extensive engineering, research and development capabilities have been key drivers of the Company’s marketplace success.  The Company maintains five facilities for new product development and testing with a staff of approximately 260 engineers and technicians who are dedicated to improving existing products and development and testing of new vehicles, vehicle bodies and components.  The Company prepares annual new product development plans for each of its markets and measures progress against those plans each month.

Virtually all of the Company’s sales of fire apparatus, broadcast vehicles and mobile medical trailers require some custom engineering to meet the customer’s specifications and changing industry standards.  Engineering is also a critical factor in defense vehicle markets due to the severe operating conditions under which the Company’s vehicles are utilized, new customer requirements and stringent government documentation requirements.  In the access equipment and commercial segments, product innovation is highly important to meet customers’ changing requirements.  Accordingly, in addition to new product development engineers and technicians, the Company maintains a permanent staff of over 400 engineers and engineering technicians, and it regularly outsources some engineering activities in connection with new product development projects.

For fiscal 2009, 2008 and 2007, the Company incurred engineering, research and development expenditures of $73.3 million, $90.1 million and $73.5 million, respectively, portions of which were recoverable from customers, principally the U.S. government.

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

Certain of the Company’s competitors have greater financial, marketing, manufacturing, distribution and governmental affairs resources than the Company.  There can be no assurance that the Company’s products will continue to compete successfully with the products of competitors or that the Company will be able to retain its customer base or improve or maintain its profit margins on sales to its customers, all of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Defense Segment.  The Company produces heavy-payload and medium-payload tactical wheeled vehicles for the U.S. and other militaries.  Competition for sales of these tactical wheeled vehicles includes BAE Systems plc, Man Group plc, Mercedes-Benz (a subsidiary of Daimler AG), Navistar Defense LLC (a subsidiary of Navistar International Corporation), The Volvo Group, Force Protection Inc. and General Dynamics Corp.  The principal method of competition in the defense segment involves a competitive bid that takes into account factors as determined by the applicable military customer, such as price, product performance, product quality, adherence to bid specifications, production capability, past performance and product support.  Usually, the Company’s truck systems must also pass extensive testing.  The Company believes that its competitive strengths include:  strategic global purchasing capabilities leveraged across multiple business segments; extensive pricing/costing and defense contracting expertise; a significant installed base of vehicles currently in use throughout the world; large-scale, flexible and high-efficiency vertically-integrated manufacturing capabilities; patented and/or proprietary vehicle components such as TAK-4 independent suspension, Oshkosh power transfer cases and Command Zone vehicle diagnostics; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality and after-market parts sales and service capabilities.

Access Equipment Segment.  JLG operates in the global construction, maintenance, industrial and agricultural equipment markets. JLG’s competitors range from some of the world’s largest multi-national construction equipment manufacturers to small single-product niche manufacturers.  Within this global market, competition for sales of aerial work platform vehicles includes Genie Industries, Inc. (a subsidiary of Terex Corporation), Haulotte Group, Skyjack Inc. (a subsidiary of Linamar Corporation) and over 20 smaller manufacturers.  Global competition for sales of telehandler vehicles includes Genie Industries, Inc. (a subsidiary of Terex Corporation), J C Bamford Excavators Ltd., the Manitou Group, Merlo SpA and over 20 smaller manufacturers.  In addition, JLG faces competition from numerous manufacturers of other niche products such as boom vehicles, cherry pickers, skid steer loaders, mast climbers, straight mast and vehicle-mounted fork-lifts, rough-terrain and all-terrain cranes, vehicle-mounted cranes, portable material lifts, various types of material handling equipment, scaffolding and the common ladder that offer functionality that is similar to or overlaps that of JLG’s products.  Principal methods of competition include brand awareness, product innovation and performance, quality, service and support, product availability and the extent to which a company offers single-source customer solutions.  The Company believes its competitive strengths include: premium brand names; broad and single-source product offerings; product quality; worldwide distribution; safety record; service and support network; global procurement scale and extensive manufacturing capabilities.

Fire & Emergency Segment.  The Company produces and sells custom and commercial firefighting vehicles in the U.S. under the Pierce brand.  Competitors include Rosenbauer International AG, Emergency One, Inc. (owned by American Industrial Partners), Kovatch Mobile Equipment Corp., and numerous smaller, regional manufacturers.  Principal methods of competition include brand awareness, the extent to which a company offers single-source customer solutions, product quality, product innovation, dealer distribution, service and support and price.  The Company believes that its competitive strengths include: recognized, premium brand name; nationwide network of independent Pierce dealers; extensive, high-quality and innovative product offerings, which include single-source customer solutions for aerials, pumpers and rescue units; large-

scale and high-efficiency custom manufacturing capabilities; and proprietary technologies such as the PUC vehicle configuration, TAK-4 independent suspension, Hercules and Husky foam systems and Command Zone electronics.

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

Medtec is a manufacturer of ambulances, primarily for sale in the U.S.  Medtec’s principal competition for ambulance sales is from Halcore Group, Inc. (owned by TransOcean Capital, Inc.), Wheeled Coach Industries (owned by American Industrial Partners), and Marque Inc./McCoy-Miller, LLC.  Principal methods of competition are price, service and product quality.  The Company believes its competitive strengths in the ambulance market include its high-quality, fully customizable value-priced products.

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

Commercial Segment.  The Company produces front- and rear-discharge concrete mixers and batch plants for the Americas under the Oshkosh, McNeilus, CON-E-CO and London brands.  Competition for concrete mixer and batch plant sales includes Continental Manufacturing Co., Terex Corporation and Kimble Manufacturing Company (a subsidiary of The Hines Corporation).  Principal methods of competition are service, product features, product quality, product availability and price.  The Company believes its competitive strengths include strong brand recognition, large-scale and high-efficiency manufacturing, extensive product offerings, high product quality, a significant installed base of concrete mixers in use in the marketplace and its nationwide, Company-owned network of sales and service centers.

McNeilus also produces refuse collection vehicles for the Americas.  Competitors include The Heil Company (a subsidiary of Dover Corporation), LaBrie Equipment Ltd. and New Way (a subsidiary of Scranton Manufacturing Company, Inc.).  The principal methods of competition are service, product quality, product performance and price.  Increasingly, the Company is competing for municipal business and large commercial business in the Americas, which is based on lowest qualified bid.  The Company believes its competitive strengths in the Americas refuse collection vehicle markets include strong brand recognition, comprehensive product offerings, a reputation for high-quality products, large-scale and high-efficiency manufacturing and extensive networks of Company-owned sales and service centers located throughout the U.S.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 52% of the Company’s net sales in fiscal 2009.  No other single customer accounted for more than 10% of the Company’s net sales for this period.  A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog as of September 30, 2009 increased 138.6% to $5,615.4 million compared to $2,353.8 million at September 30, 2008.  Defense segment backlog increased 307.2% to $4,883.8 million at September 30, 2009 compared to $1,199.2 million at September 30, 2008 due largely to the award of the M-ATV contract in June 2009, the renewal of the FHTV contract in October 2008, including a supplemental FHTV award in August 2009, and the award of the FMTV contract in August 2009.  The $266.8 million delivery order under the recently-awarded FMTV contract is under a government issued stop work order until resolution of protests filed with the GAO by the Company’s competitors under that competition.  Access equipment segment backlog decreased 70.2% to $98.3 million at September 30, 2009 compared to $330.0 million at September 30, 2008 due to the global recession and related impact on credit markets.  Access equipment backlog as of September 30, 2009 included $46.5 million relating to telehandler orders from the DoD.  Backlog figures reported for prior periods did not include amounts relating to telehandler orders from the DoD.  The amount of these DoD orders on hand, but not included in backlog, as of September 30, 2008 was $42.7 million.  Fire & emergency segment backlog decreased 11.8% to $558.7 million at September 30, 2009 compared to $633.2 million at September 30, 2008 due in part to weakening domestic municipal markets, the fulfillment of domestic fire apparatus orders in fiscal 2009 received in advance of price increases and new National Fire Protection Association standards that became effective January 1, 2009.  Fire & emergency segment backlog at September 30, 2009 included $49.7 million related to BAI.  BAI was sold in October 2009.  Commercial segment backlog decreased 61.0% to $74.6 million at September 30, 2009 compared to $191.4 million at September 30, 2008.  Backlog at September 30, 2008 included $70.7 million of backlog for Geesink.  Geesink was sold in July 2009.  Unit backlog for domestic refuse collection vehicles was down 32.4% compared to September 30, 2008 partly due to the timing of orders from several large waste haulers.  Unit backlogs for front-discharge and rear-discharge concrete mixers were down 54.5% and 77.2%, respectively, compared to September 30, 2008 as a result of continued weak construction markets in the U.S as a result of the global recession and related impact on credit markets.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed.  Additionally, backlog excludes unfunded portions of the FHTV, MTVR, ID/IQ, LVSR and FMTV contracts.  Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.  Approximately 10.8% of the Company’s September 30, 2009 backlog is not expected to be filled in fiscal 2010.

Government Contracts

Approximately 52% of the Company’s net sales for fiscal 2009 were made to the U.S. government, a substantial majority of which were under long-term contracts and programs in the defense vehicle market.  Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds.  Long-term contracts may be conditioned upon continued availability of congressional appropriations, which could be impacted by the uncertainty regarding the future level of U.S. military involvement in Iraq and Afghanistan and federal budget pressures arising from the federal bailout of financial institutions, insurance companies and others.  Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts.

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

Defense truck contract awards that the Company receives may be subject to protests by competing bidders, which protests, if successful, could result in the DoD revoking part or all of any defense truck contract it awards to the Company and an inability of the Company to recover amounts the Company has expended during the protest period in anticipation of initiating production under any such contract.  In particular, the FMTV contract recently awarded to the Company is currently being protested by two unsuccessful bidders for that contract.  The Company continues to invest in the start-up of the FMTV program.  Should the FMTV protests be upheld, the Company is unlikely to be able to recover these program start-up costs.

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

While the Company purchases many costly components such as chassis, engines, transmissions and axles, it manufactures certain proprietary components.  These components include front drive and steer axles, transfer cases, cabs, TAK-4 independent suspension system, the McNeilus Auto Reach arm, the Hercules compressed air foam system, the Command Zone vehicle control and diagnostic system technology, the Revolution composite concrete mixer drum, body structures and many smaller parts that add uniqueness and value to the Company’s products.  The Company believes internal production of these components provides a significant competitive advantage and also serves to reduce the manufacturing costs of the Company’s products.

The credit crisis and rapidly escalating steel, fuel and other raw material costs in fiscal 2008 created additional risks for the Company’s supplier base.  The ongoing global recession and continuing challenges in accessing financing in fiscal 2009 further challenged the Company’s supplier base.  A limited number of small suppliers have discontinued business due to the global recession, tight credit conditions or the inability to either absorb cost increases or pass them on to their customers.  In fiscal 2010, additional suppliers could face financial difficulties as a result of the global recession and tight credit conditions.  The Company is actively monitoring its suppliers’ financial conditions, but to date has no significant concerns with the financial stability of any major suppliers.

The M-ATV contract requires that the Company ramp up M-ATV production levels to 1,000 vehicles per month by December 2009.  The Company’s ability to meet the required production levels is largely dependent on procuring the necessary material and components in sufficient quantities and on a timely basis.  The Company has previously experienced, and may in the future experience, significant disruption or termination of the supply of some of its parts, materials, components and final assemblies that it obtains from sole source suppliers or subcontractors.  Should the Company’s suppliers not plan or execute appropriately, the Company may not achieve its planned rate of production.  The Company may also incur a significant increase in the cost of these parts, materials, components or final assemblies.

Intellectual Property

Patents and licenses are important in the operation of the Company’s business, as one of management’s objectives is developing proprietary components to provide the Company’s customers with advanced technological solutions at attractive prices.  The Company holds in excess of 550 active domestic and foreign patents.  The Company believes patents for the TAK-4 independent suspension system, which expire between 2016 and 2029, provide the Company with a competitive advantage in the defense and fire & emergency segments.  In the defense segment, the TAK-4 independent suspension system was added to the U.S. Marine Corps’ MTVR and LVSR programs and is a key feature on the Company’s M-ATVs.  The Company believes the TAK-4 independent suspension system provided a performance and cost advantage in the successful competition for the production contracts for these programs.  The Company believes that patents for certain components of its ProPulse hybrid electric drive system, Command Zone electronics and TerraMax autonomous vehicle systems offer potential competitive advantages to product lines across all its segments.  To a lesser extent, other proprietary components provide the Company a competitive advantage in the Company’s segments.

In fiscal 2002, the Company introduced the Revolution composite concrete mixer drum in the U.S.  The Company has purchased exclusive, renewable licenses for the rights to manufacture and market this technology in the Americas and Europe.  These licenses require the Company to make royalty fee payments to its Australian partner for each Revolution drum sold.  The Company believes that the Revolution mixer drum has the potential to create an important competitive advantage over competitors that manufacture steel concrete mixer drums during the next economic upturn.  The Revolution composite drum is substantially lighter than a comparable steel drum permitting greater payload capacity and is easier to clean, which together lower the cost of delivered concrete.  The Company offers the Revolution composite drum at prices substantially higher than prices for steel drums.

As part of the Company’s 20-year alliance with Caterpillar Inc., the Company acquired a non-exclusive, non-transferable worldwide license to use certain Caterpillar intellectual property through 2025 in connection with the design and manufacture of Caterpillar’s current telehandler products.  Additionally, Caterpillar assigned to JLG certain patents and patent applications relating to the Caterpillar-branded telehandler products.

The Company holds trademarks for “Oshkosh,” “JLG,” “SkyTrak,” “Lull,” “Toucan,” “Pierce,” “McNeilus,” “Revolution,” “Medtec,” “Jerr-Dan,” “CON-E-CO,” “London,” “Frontline,” “SMIT” and “IMT” among others.  These trademarks are considered to be important to the future success of the Company’s business.

Employees

As of September 30, 2009, the Company had approximately 12,300 employees.  The United Auto Workers union (“UAW”) represented approximately 2,700 production employees at the Company’s Oshkosh, Wisconsin facilities; the Boilermakers, Iron Shipbuilders, Blacksmiths, and Forgers Union (“Boilermakers”) represented approximately 230 employees at the Company’s Kewaunee, Wisconsin facilities; and the International Brotherhood of Teamsters Union (“Teamsters”) represented approximately 75 employees at the Company’s Garner, Iowa facilities.  The Company’s five-year agreement with the UAW extends through September 2011, and the Company’s agreement with the Boilermakers extends through May 2012.  The Company’s three-year agreement with the Teamsters extends through October 2011.  In addition, the majority of the Company’s approximately 1,400 employees located outside the U.S. are represented by separate works councils or unions.  The Company believes its relationship with employees is satisfactory.

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

Industry Segments

Financial information concerning the Company’s industry segments is included in Note 21 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Foreign and Domestic Operations and Export Sales

The Company manufactures products in the U.S., Belgium, Canada, The Netherlands, France, Australia, and Romania for sale throughout the world.  Sales to customers outside of the U.S. were 15.3%, 28.0% and 22.7% of the Company’s consolidated sales for fiscal 2009, 2008 and 2007, respectively.

Financial information concerning the Company’s foreign and domestic operations and export sales is included in Note 21 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

ITEM 1A.       RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control that may cause actual performance to differ materially from historical or projected future performance. Information in this Form 10-K should be considered carefully by investors in light of the risk factors described below and the information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Assumptions.”

The M-ATV contract is a high profile and urgent priority for the DoD, which requires a significant and rapid increase in the rate of production of these vehicles.  If we are not able to meet the required delivery schedule for this contract, our ability to secure future military business may be materially adversely impacted.

The M-ATV contract requires that we quickly ramp up M-ATV production levels to 1,000 vehicles per month by December 2009.  Our ability to meet the required production levels is largely dependent on procuring the necessary material and components in sufficient quantities and on a timely basis. We may incur costs beyond our estimates to ramp up production. In addition, the DoD continues to perform significant levels of testing of the initial vehicles delivered by us. This testing could lead to material retrofits to vehicles that have already been produced or the need to change the configuration of vehicles yet to be built. Material retrofits could involve higher costs than we have estimated for the program. If we are unable to timely complete any of the foregoing items or if we are required to perform significant retrofits to existing vehicles or change the configuration of the vehicles, we may not be able to timely deliver the quantity of vehicles required by the contract.  This could negatively impact our ability to win future business with the DoD or other foreign military customers, which, along with the other risks to our costs in this program, would adversely affect our future earnings and cash flows. See “Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits” and “A disruption or termination of the supply of parts, materials, components and final assemblies from third-party suppliers could delay sales of our vehicles and vehicle bodies” for additional risks associated with the M-ATV contract.

Certain of our markets are highly cyclical and the current or any further decline in these markets could have a material adverse effect on our operating performance.

The current or any further decline in overall customer demand in our cyclical access equipment and commercial markets and in our modestly cyclical fire & emergency markets, could have a material adverse effect on our operating performance. The access equipment market that JLG operates in is highly cyclical and impacted by the strength of economies in general, by prevailing mortgage and other interest rates, by residential and non-residential construction spending, by the ability of rental companies to obtain third party financing to purchase revenue generating assets, by capital expenditures of rental companies in general and by other factors. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Refuse collection vehicle markets are also cyclical and impacted by the strength of economies in general, by municipal tax receipts and by capital expenditures of large waste haulers. Fire & emergency markets are modestly cyclical and are impacted by the economy generally and municipal tax receipts and capital expenditures. Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season.

The global economy is currently experiencing a severe recession, which has negatively impacted our sales volumes for our access equipment, commercial and, to a lesser extent, fire & emergency products. Continued weakness in U.S. and European housing starts and non-residential construction spending in most geographical areas of the world are further contributing to the lower sales volumes. A lack of significant improvement in non-residential construction spending or continued low levels of construction activity generally may cause future weakness in demand for our products. In addition, many customers of ours have been reducing their expenditures for access equipment. Furthermore, municipal tax revenues have weakened, which has impacted demand for fire apparatus. The towing and recovery equipment market is also being negatively impacted by the global economy and tight credit markets. We cannot provide any assurance that the global recession and tight credit markets will not continue or become more severe. If the global recession and tight credit markets continue or become more severe, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

The high levels of sales in our defense business in recent years have been due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, and we cannot predict how long these conflicts will last or the demand for our products that will arise out of such events. Accordingly, we cannot provide any assurance that the increased defense business as a result of these conflicts will continue. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of new contract awards that we may receive, such as the M-ATV and FMTV contracts. New vehicle production under the M-ATV contract is currently scheduled to continue only through April 2010. In addition, the bailout of U.S. financial institutions, insurance companies and others as well as the U.S. economic stimulus package are expected to put significant pressure on the U.S. federal budget, including the defense budget. Moreover, uncertainty exists regarding the future level of U.S. military involvement in Iraq and Afghanistan and the related level of defense funding that will be allocated to support this involvement. It is too early to tell what the impact of federal budget pressures and future defense funding for U.S. military involvement in Iraq and Afghanistan will mean to funding for Oshkosh defense programs. As such, we cannot provide any assurance that funding for our defense programs will not be impacted by defense policies and federal budget pressures.

An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. Approximately 85% of these intangibles are concentrated in the access equipment segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of trademarks and trade names as of the acquisition date. Goodwill and indefinite-lived intangible assets that are expected to contribute indefinitely to our cash flows are not amortized, but instead are evaluated for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In testing for impairment, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include a prolonged period for the current global recession and tight credit markets, further decline in economic conditions or a slow, weak economic recovery, as well as sustained declines in the price of our common stock, adverse changes in the regulatory environment, or other factors leading to reductions in expected long-term sales or profitability. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Goodwill” for more information regarding the potential impact of changes in assumptions.

Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits.

We are dependent on U.S. and foreign government contracts for a substantial portion of our business. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

•                  Our business is susceptible to changes in the U.S. defense budget, which may reduce revenues that we expect from our defense business, especially in light of the uncertainty that exists regarding the future level of U.S. military involvement in Iraq and Afghanistan and the related level of defense funding that will be allocated to support this involvement.

•                  The U.S. government may not appropriate funding that we expect for our U.S. government contracts, which may prevent us from realizing revenues under current contracts or receiving additional orders that we anticipate we will receive.

•                  Most of our government contracts are fixed-price contracts, and our actual costs on any of these contracts may exceed our projected costs, which could result in profits lower than historically realized or than we anticipate or net losses under these contracts.

•                  We are required to spend significant sums on product development and testing, bid and proposal activities and pre-contract engineering, tooling and design activities in competitions to have the opportunity to be awarded these contracts.

•                  Competitions for the award of defense truck contracts are intense, and we cannot provide any assurance that we will be successful in the defense truck procurement competitions in which we participate.

•                  Defense truck contract awards that we receive may be subject to protests by competing bidders, which protests, if successful, could result in the DoD revoking part or all of any defense truck contract it awards to us and our inability to recover amounts we have expended in anticipation of initiating production under any such contract.  In particular, the FMTV contract recently awarded to us is currently being protested by certain unsuccessful bidders for the contract and we continue to invest in the start-up of this program.  We may not be able to recover these amounts if the protests are upheld.

•                  Certain of our government contracts could be suspended, opened for competition or terminated and all such contracts expire in the future and may not be replaced, which could reduce expected revenues from these contracts.

•                  The amount of orders for defense trucks or components that we may receive under certain of our government contracts is uncertain, and we may not receive additional or follow-on orders relating to contract awards we have received, including for M-ATVs, FMTVs or TAK-4 independent suspension retrofits.

•                  Our defense products undergo rigorous testing by the customer and are subject to highly technical requirements. Any failure to pass these tests or to comply with these requirements could result in unanticipated retrofit costs, delayed acceptance of trucks, late or no payments under such contracts or cancellation of the contract to provide vehicles to the government.

•                  Our government contracts are subject to audit, which could result in adjustments of our costs and prices under these contracts.

•                  Our defense truck contracts are large in size and require significant personnel and production resources, and when such contracts end, we must make adjustments to personnel and production resources. In particular, orders for M-ATVs are requiring substantial personnel and production resources at several of our facilities to enable us to quickly ramp up production to meet the delivery requirements for such orders.

•                  We periodically experience difficulties with sourcing sufficient vehicle carcasses to maintain our defense truck remanufacturing schedule, which can create uncertainty and inefficiencies for this area of our business.

We have a substantial amount of debt. Our current debt levels, including the associated financing costs and restrictive covenants, could limit our flexibility in managing our business and increase our vulnerability to general adverse economic and industry conditions.

As a result of the JLG acquisition, we have a substantial amount of debt. Our credit agreement contains financial and restrictive covenants which, among other things, require us to satisfy quarter-end financial ratios, including a leverage ratio, a senior secured leverage ratio and an interest coverage ratio. The global recession and credit crisis and related decline in our earnings have increased the leverage ratios under which we operate. As a result, the financial and restrictive covenants may limit our ability to, among other things, borrow under our credit agreement to take advantage of business opportunities. Our ability to meet the financial ratios in such covenants may be affected by a number of risks or events, including the risks described in this Report on Form 10-K and events beyond our control. A failure to comply with such covenants could have a material adverse effect on our financial condition, results of operations and debt service capability.

Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings. Our current long-term debt ratings are B+ with “stable” outlook from Standard & Poor’s Rating Services and B2 with negative outlook from Moody’s Investors Service. Any downgrade to our credit ratings, such as the downgrades that occurred in the first half of fiscal 2009, could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facility amendments more costly and/or difficult to obtain. In particular, under the terms of our credit agreement, we would incur a usage fee equal to 0.50% per annum on the aggregate principal amount of all outstanding loans under the credit agreement for any day on which we have a corporate family rating from Moody’s Investors Service of B3 with “negative” watch or lower or a corporate credit rating from Standard & Poor’s Rating Services of B- with “negative” watch or lower.

We had approximately $2.0 billion of debt outstanding as of September 30, 2009, of which $1.9 billion matures in fiscal 2014. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. While we have a favorable near term outlook for earnings and cash flow, the global recession and tight credit markets could become more severe or prolonged, government funding levels for our military programs could decline significantly or changes could occur that alter our ability to effectively compete in our markets. Should one or more of these events occur, conditions could arise which could limit our ability to generate sufficient cash flows or access borrowings to enable us to fund our liquidity needs, further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

The covenants that are contained in our credit agreement, our credit rating, our substantial amount of debt and the current credit market conditions could have important consequences for our operations, including:

•                  Render us more vulnerable to general adverse economic and industry conditions in our highly cyclical markets or economies generally;

•                  Require us to dedicate a substantial portion of our cash flow from operations to higher interest costs or higher required payments on debt, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development, dividends and other general corporate activities;

•                  Limit our ability to obtain additional financing in the future to fund growth working capital, capital expenditures and other general corporate requirements;

•                  Limit our ability to enter into additional foreign currency and interest rate derivative contracts;

•                  Make us vulnerable to increases in interest rates as a portion of our debt under our credit agreement is at variable rates;

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

We may experience losses in excess of our recorded reserves for doubtful accounts, finance receivables, notes receivable and guarantees of indebtedness of others.

As of September 30, 2009, we had consolidated gross receivables of $679.0 million.  In addition, we were a party to agreements in the access equipment segment whereby we have maximum exposure of $137.9 million under guarantees of customer indebtedness to third parties aggregating approximately $290.8 million. We evaluate the collectability of open accounts, finance and pledged finance receivables, notes receivable and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer’s financial obligations to us. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. The level of specific reserves recorded in fiscal 2009, primarily related to JLG’s customers, was significantly higher than historically recorded as a result of the impact of the global recession and tight credit markets. Continued economic weakness and tight credit markets may result in additional requirements for specific reserves. During a recession, the collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses. We also face a concentration of credit risk as JLG’s ten largest debtors at September 30, 2009 represented approximately 23% of our consolidated gross receivables. Some of these customers are highly leveraged. In fiscal 2009, we recorded $50.1 million in charges for credit losses, the vast majority of which was in the access equipment segment, reflecting the economic weakness throughout the world. In the future, we may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate further or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized. Our cash flows and overall liquidity may be materially adversely affected if any of the financial institutions that finance our customer receivables become unable or unwilling, due to current economic conditions, a weakening of our or their financial position or otherwise, to continue providing such credit.

A disruption or termination of the supply of parts, materials, components and final assemblies from third-party suppliers could delay sales of our vehicles and vehicle bodies.

We have experienced, and may in the future experience, significant disruption or termination of the supply of some of our parts, materials, components and final assemblies that we obtain from sole source suppliers or subcontractors. We may also incur a significant increase in the cost of these parts, materials, components or final assemblies. These risks are increased in the current difficult economic environment and tight credit conditions and for contracts like the M-ATV contract where we are expected to quickly ramp up to a very high rate of production. Such disruptions, terminations or cost increases could delay sales of our vehicles and vehicle bodies and could result in a material adverse effect on our net sales, financial condition, profitability and/or cash flows. These risks are particularly serious with respect to our suppliers who participate in the automotive industry, from whom we obtain a significant portion of our parts, materials, components and final assemblies. Suppliers to the automotive industry have been severely impacted by the financial difficulties of auto manufacturers, the economic environment and credit conditions and face potential failure if the auto manufacturers’ businesses, the economic environment and credit conditions do not improve. These risks are also serious for suppliers for our M-ATV contract who must quickly ramp up to very high rates of production. Should they or their suppliers not plan or execute appropriately, we may not achieve our planned rate of production.

Raw material price fluctuations may adversely affect our results.

We purchase, directly and indirectly through component purchases, significant amounts of steel, petroleum based products and other raw materials annually. During fiscal 2008, steel and fuel prices increased significantly resulting in us paying higher prices for these items. Although fuel and steel prices declined during the first quarter of fiscal 2009, the cost of fuel has fluctuated and there are indications that the costs of fuel and steel may continue to fluctuate significantly in the future. Although we have firm, fixed-price contracts for some steel requirements and have some firm pricing contracts for components, we may not be able to hold all of our steel and component suppliers to pre-negotiated prices or negotiate timely component cost decreases commensurate with any steel and fuel cost decreases. Without limitation, these conditions could impact us in the following ways:

•                  In the access equipment, fire & emergency and commercial segments, we implemented selling price increases to recover increased steel, component and fuel costs experienced in fiscal 2008. However, any such new product prices applied only to new orders, and we were not able to recover all cost increases from customers due to the amount of orders in our backlog prior to the effective dates of new selling prices. In the access equipment segment, some customers reacted adversely to these price increases in light of the subsequent declines in fuel and steel prices, and competitive conditions limited price increases in a time of global recession. Given the current global recession, it is possible that any price increases in any of our markets in response to rising costs could face unfavorable reaction from our customers. Price increases implemented in response to significantly higher fuel and steel prices were largely removed during the second half of fiscal 2009. If fuel and steel costs increase significantly again in the future, there are no assurances that we will be able to raise prices sufficiently to fully offset the impact of the higher fuel and steel costs.

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

For the fiscal year ended September 30, 2009, approximately 15% of our net sales were attributable to products sold outside of the United States, including approximately 10% that involved export sales from the United States. The majority of export sales are denominated in U.S. dollars. Sales outside the United States are typically made in the local currencies of those countries. Fluctuations in foreign currency can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. We have sales of inventory denominated in U.S. dollars to certain of our subsidiaries that have functional currencies other than the U.S. dollar. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations, in particular those with respect to the Euro, the U.K. pound sterling, the Canadian dollar and the Australian dollar, may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods. Any appreciation in the value of the U.S. dollar in relation to the value of the local currency will adversely affect our revenues from our foreign operations when translated into U.S. dollars. Similarly, any appreciation in the value of the U.S. dollar in relation to the value of the local currency of those countries where our products are sold will increase our costs in our foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. dollars.

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

The mobile medical equipment market continues to be negatively impacted by previously implemented reductions to Medicare reimbursement rates.  There currently are proposals in Congress to change Medicare reimbursement rates, which if enacted, could further reduce demand for mobile medical equipment.

We are the defendant in a purported class action lawsuit.

On September 19, 2008, a purported shareholder of ours filed a complaint seeking certification of a class action lawsuit in the United States District Court for the Eastern District of Wisconsin docketed as Iron Workers Local No. 25 Pension Fund on behalf of itself and all others similarly situated v. Oshkosh Corporation and Robert G. Bohn. The lawsuit alleges, among other things, that we violated the Securities Exchange Act of 1934 by making materially inadequate disclosures and material omissions leading to our issuance of revised earnings guidance and announcement of an impairment charge on June 26, 2008. Since the initial lawsuit, other suits containing substantially similar allegations were filed. These lawsuits have been consolidated and an amended complaint has been filed. The amended complaint substantially expands the class period in which securities law violations are alleged to have occurred and names Charles L. Szews, David M. Sagehorn and our independent auditor as additional defendants. On July 24, 2009, the defendants filed their motions to dismiss the lawsuit, and the motions have been fully briefed. The motions are currently pending before the court. The uncertainty associated with this substantial unresolved lawsuit could harm our business, financial condition and reputation. The defense of the lawsuit diverts management’s time and attention away from business operations, and negative developments with respect to the lawsuit could cause a decline in the price of our stock. In addition, although we believe the lawsuit is entirely without merit and we intend to continue to vigorously defend against it, the outcome of the lawsuit cannot be predicted and ultimately may have a material adverse effect on our financial condition, profitability and/or cash flows.

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

The Company believes its equipment and buildings are well maintained and adequate for its present and anticipated needs.  As of November 18, 2009, the Company operated in 51 manufacturing facilities.  The location, size and focus of the Company’s facilities are provided in the table below:

	Approximate
	Square Footage		Principal
Location (# of facilities)	Owned	Leased	Products Manufactured

Defense
Oshkosh, Wisconsin (8)	967,000	14,000	Defense Trucks; Front-Discharge Mixers; Snow Removal Vehicles
Killeen, Texas (1)	238,000		Defense Aftermarket Components
Oakes, North Dakota (1)		78,000	Defense Vehicle Components
Appleton, Wisconsin (1)		80,000	Defense Trucks

	Approximate
	Square Footage		Principal
Location (# of facilities)	Owned	Leased	Products Manufactured

Access Equipment
McConnellsburg, Pennsylvania (3)	560,000	27,000	Boom Lifts; Telehandlers; M-ATVs
Shippensburg, Pennsylvania (1)	330,000		Boom Lifts; Scissor Lifts; Trailer Boom Lifts; Telehandlers
Bedford, Pennsylvania (1)	133,000		Boom Lifts; After-Sales Service and Support
Riverside, California (1)		55,000	Trailers; After-Sales Service and Support
Maasmechelen, Belgium (1)		80,000	Boom Lifts; Scissor Lifts; Telehandlers; After-Sales Service and Support
Orrville, Ohio (1)	333,000		Telehandler and Boom Lift Subassemblies; Telehandlers; Vertical Mast Lifts
Tonneins, France (1)	38,000		Vertical Mast Lifts
Fauillett, France (2)		91,000	Vertical Mast Lifts; After-Sales Service and Support
Port Macquarie, Australia (1)	102,000		Light Towers; After-Sales Service and Support
Medias, Romania (1)		126,000	Heavy Steel Fabrications

Fire & Emergency
Appleton, Wisconsin (3)	557,000	16,000	Fire Apparatus; ARFF Vehicles
Bradenton, Florida (1)	300,000		Fire Apparatus
Kewaunee, Wisconsin (1)	292,000		Aerial Devices and Heavy Steel Fabrication
Greencastle, Pennsylvania (3)	136,000	142,000	Carriers and Wreckers
Goshen, Indiana (5)	87,000		Ambulances
White Pigeon, Michigan (1)	64,000		Ambulances
Calumet City, Illinois (1)	87,000		Mobile Medical Trailers
Harvey, Illinois (1)	78,000		Mobile Medical Trailers
Oud-Beijerland, Holland (1)		98,000	Mobile Medical Trailers
Clearwater, Florida (1)		96,000	Broadcast Equipment

Commercial
Dodge Center, Minnesota (1)	711,000		Rear-Discharge Mixers; Refuse Collection Vehicles
Dexter, Minnesota (1)		53,000	Revolution Composite Concrete Mixer Drums
Riceville, Iowa (1)	108,000		Components for Rear-Discharge Mixers, Concrete Batch Plants and Refuse Collection Vehicles
McIntire, Iowa (1)	28,000		Components for Load Handling Systems
Blair, Nebraska (2)	91,000	20,000	Concrete Batch Plants
Audubon, Iowa (1)	15,000		Components for Concrete Batch Plants
London, Canada (1)		110,000	Rear-Discharge Mixers
Garner, Iowa (1)	262,000		Field Service Vehicles and Articulating Cranes

The Company’s manufacturing facilities generally operate five days per week on one or two shifts, except for seasonal shutdowns for one to three week periods.  The Company implemented additional periodic shutdowns in multiple businesses in fiscal 2009 in response to lower demand resulting from the global recession.  The Company expects periodic shutdowns to continue in fiscal 2010.  The Company believes its manufacturing capacity could be significantly increased with limited capital spending by working an additional shift at each facility.

The Company also performs contract maintenance services out of multiple warehousing and service facilities owned and/or operated by the U.S. government and third parties, including locations in the U.S., Japan, Kuwait, Iraq, Afghanistan and multiple other countries in Europe and the Middle East.

In addition to sales and service activities at the Company’s manufacturing facilities, the Company maintains 20 sales and service centers in the U.S.  These facilities are used primarily for sales and service of concrete mixers and refuse collection vehicles.

JLG also leases executive offices in Hagerstown, Maryland and a number of small distribution, engineering, administration or service facilities throughout the world.

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

Securities Class Action - On September 19, 2008, a purported shareholder of the Company filed a complaint seeking certification of a class action lawsuit in the United States District Court for the Eastern District of Wisconsin docketed as Iron Workers Local No. 25 Pension Fund on behalf of itself and all others similarly situated v. Oshkosh Corporation and Robert G. Bohn.  The lawsuit alleges, among other things, that the Company violated the Securities Exchange Act of 1934 by making materially inadequate disclosures and material omissions leading to the Company’s issuance of revised earnings guidance and announcement of an impairment charge on June 26, 2008.  Since the initial lawsuit, other suits containing substantially similar allegations were filed.  These lawsuits have been consolidated and an amended complaint has been filed.  The amended complaint substantially expands the class period in which securities law violations are alleged to have occurred and names Charles L. Szews, David M. Sagehorn and the Company’s independent auditor as additional defendants.  On July 24, 2009, the defendants filed their motions to dismiss the lawsuit, and the motions have been fully briefed.  The motions are currently pending before the court.  The Company believes the lawsuit to be entirely without merit and plans to continue to vigorously defend against the lawsuit.

Environmental Matters - As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals, and solvents at third-party disposal and recycling facilities, which are licensed by appropriate governmental agencies.  In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency (“EPA”) or a state environmental agency for remediation.  Under the Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, each potentially responsible party (“PRP”) that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up these sites.  Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies.  PRPs also negotiate with each other regarding allocation of the cleanup cost.  The Company has been named a PRP with regard to three multiple-party sites.  Based on current estimates, the Company believes its liability at these sites will not be material and any responsibility of the Company is adequately covered through established reserves.

The Company has been addressing a regional trichloroethylene (“TCE”) groundwater plume on the south side of Oshkosh, Wisconsin.  The Company believes there may be multiple sources of TCE in the area.  TCE was detected at the Company’s North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line.  In July 2009, upon completion of additional testing with favorable results at the Company’s North Plant facility, the State of Wisconsin Department of Natural Resources (“WDNR”) agreed to close its investigation of the North Plant facility and not to require any remediation at the North Plant facility at this time provided that the Company and any subsequent owner of the North Plant facility comply with certain conditions.  The WDNR may reopen its investigation of the matter if additional evidence of contamination at the North Plant facility is discovered.  Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property.  The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste.  Based on the investigation, the Company believes, and the WDNR has concurred, that the landfill is not one of the sources of the TCE contamination.  As such, in March 2009, the WDNR agreed to close its investigation of the landfill as a possible source of the TCE and not to require any remediation at the landfill at this time, provided that the Company and any subsequent owner of the landfill comply with certain conditions.  The landfill will remain on the State of Wisconsin’s registry of former landfills.  The WDNR may reopen its investigation of the matter if additional evidence of contamination at the landfill is discovered.  Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the Company.  However, this may change as investigations by unrelated property owners and the government proceed.

The Company had reserves of $2.1 million for environmental matters at September 30, 2009 for losses that were probable and estimable. The amount recorded for identified contingent liabilities is based on estimates.  Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

Personal Injury Actions and Other — At September 30, 2009, the Company had product and general liability reserves of $46.8 million.  Although the final results of all such matters and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to all such matters and claims, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Actual results could vary, among other things, due to the uncertainties involved in litigation.

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

No matters were submitted to a vote of security holders during the three months ended September 30, 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of November 18, 2009 concerning the Company’s executive officers.  All of the Company’s officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
Robert G. Bohn	56	Chairman and Chief Executive Officer
Charles L. Szews	52	President and Chief Operating Officer
Bryan J. Blankfield	48	Executive Vice President, General Counsel and Secretary
Thomas D. Fenner	53	Executive Vice President, Global Manufacturing Services
R. Andrew Hove	47	Executive Vice President and President, Defense Business
Wilson R. Jones	48	Executive Vice President and President, Fire & Emergency Segment
Joseph H. Kimmitt	59	Executive Vice President, Government Operations and Industry Relations
Craig E. Paylor	53	Executive Vice President and President, JLG Industries, Inc.
Michael K. Rohrkaste	51	Executive Vice President, Chief Administration Officer-Elect
David M. Sagehorn	46	Executive Vice President and Chief Financial Officer
Donald H. Verhoff	63	Executive Vice President, Technology
Michael J. Wuest	50	Executive Vice President and President, Commercial Segment
Matthew J. Zolnowski	56	Executive Vice President, Chief Administration Officer

Robert G. Bohn.  Mr. Bohn joined the Company in 1992 as Vice President-Operations.  He was appointed President and Chief Operating Officer in 1994.  He was appointed Chief Executive Officer in 1997 and Chairman of the Board in 2000.  Mr. Bohn’s title was changed to Chairman and Chief Executive Officer in 2007.  Mr. Bohn was elected a Director of the Company in 1995.  He is a director of Carlisle Companies Inc. and Menasha Corporation.

Charles L. Szews.  Mr. Szews joined the Company in 1996 as Vice President and Chief Financial Officer.  He served as Executive Vice President and Chief Financial Officer from 1997 until 2007, at which time he was appointed President and Chief Operating Officer.  Mr. Szews was elected a Director of the Company in 2007.  He is a director of Gardner Denver, Inc.

Bryan J. Blankfield.  Mr. Blankfield joined the Company in 2002 as Vice President, General Counsel and Secretary and was appointed to his present position of Executive Vice President, General Counsel and Secretary in 2003.

Thomas D. Fenner.  Mr. Fenner joined the Company in 1982 as a scheduler and has served in various assignments, including Plant Manager, Vice President — Manufacturing of McNeilus, Vice President — Manufacturing Operations, Vice President and General Manager of Operations of Pierce and Vice President, Chief Procurement Officer and General Manager, Airport Business.  He was appointed Executive Vice President and President, Fire & Emergency Group in 2007 and was appointed to his current position in 2008.

R. Andrew Hove.  Mr. Hove joined the Company’s defense business in 2009 as Executive Vice President and President, Defense.  He previously served as Vice President — Corporate Internal Audit at BAE Systems from 2008 to 2009.  He served as Vice President of Combat Systems Programs at BAE Systems from 2006 to 2008, where he was responsible for a portfolio of domestic and international ground combat vehicle programs.  Prior to that, he served as Director of Bradley Programs at BAE Systems from 2002 to 2006.  He also serves on the National Defense Industrial Association national board of directors and is a member of its Ethics Committee.

Wilson R. Jones.  Mr. Jones joined the Company in 2005 as Vice President and General Manager of the Airport Products business.  He was appointed President, Pierce in 2007 and was appointed to his current position in 2008.  Prior to joining the Company, Mr. Jones was the Vice President of Sales and Marketing for Akron Brass Company from 2002 to 2005.

Joseph H. Kimmitt.  Mr. Kimmitt joined the Company in 2001 as Vice President, Government Operations and was appointed to his current position in 2006.  He previously served as a Professional Staff Member of the U.S. House and Senate Appropriations Committees from 1984 to 2001.  He was appointed Deputy Staff Director of the Senate Appropriations Committee in 1997.

Craig E. Paylor.  Mr. Paylor joined the Company in 2006 with the acquisition of JLG and was appointed to his current position in 2007.  Mr. Paylor joined JLG in 1983 as a sales representative.  Mr. Paylor became an officer of JLG in 1996 and was appointed Senior Vice President of Sales and Market Development in 1999.  In 2002, he was appointed JLG’s Senior Vice President, Sales, Marketing and Customer Support.  In 2006, he was appointed JLG’s Senior Vice President, Marketing.  In 2007, he was appointed as a Senior Vice President of the Company and President of JLG.

Michael K. Rohrkaste.  Mr. Rohrkaste joined the Company as Vice President—Human Resources in 2003.  Effective December 31, 2009, Mr. Rohrkaste will be promoted to the position of Executive Vice President, Chief Administration Officer.

David M. Sagehorn.  Mr. Sagehorn joined the Company in 2000 as Senior Manager — Mergers & Acquisitions and has served in various assignments, including Director—Business Development, Vice President—Defense Finance, Vice President-McNeilus Finance and Vice President-Business Development.  In 2005, he was appointed Vice President and Treasurer, and he was appointed to his present position in 2007.

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

Matthew J. Zolnowski.  Mr. Zolnowski joined the Company as Vice President—Human Resources in 1992, was appointed Vice President, Administration in 1994 and was appointed to his present position in 1999.  Mr. Zolnowski intends to retire from the Company and, in connection with his retirement, to resign from his present position effective December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information relating to dividends included in Notes 15 and 22 of the Notes to Consolidated Financial Statements contained herein under Item 8 and the information relating to dividends per share contained herein under Item 6 are hereby incorporated by reference in answer to this item.

In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of Common Stock.  The Company did not repurchase any shares under this authorization during fiscal 2009.  As of September 30, 2009, the Company had repurchased 2,769,210 shares under this program at a cost of $6.6 million, leaving the Company with authority to repurchase 3,230,790 shares of Common Stock under this program.  There is no expiration date associated with the Board authorization.

Dividends and Common Stock Price

The Company suspended the payment of dividends on its Common Stock effective April 2009.  The payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions or other factors.  In addition, the Company’s credit agreement limits the amount of dividends it may pay. Under the most restrictive limitation, when the Company’s Leverage Ratio (as defined in the credit agreement) as of the end of a fiscal quarter is greater than 4.0 to 1.0, the Company may not make a dividend payment if, after giving effect to such dividend payment, the aggregate amount of all such dividend payments and other distributions made in such fiscal quarter would exceed the sum of $0.01 per outstanding share of the Company’s Common Stock plus $250,000 or the aggregate amount of all such dividend payments and other distributions made in the applicable fiscal year would exceed $3.85 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further discussion about the Company’s financial covenants under its credit agreement.

The Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol OSK.  As of November 16, 2009, there were 1,464 holders of record of the Common Stock.  The following table sets forth prices reflecting actual sales of the Common Stock as reported on the NYSE and dividends paid for the periods indicated.

	Fiscal 2009			Fiscal 2008
Quarter Ended	High	Low	Dividends	High	Low	Dividends

September 30	$34.99	$17.80	$—	$20.95	$9.05	$0.10
June 30	15.76	6.35	—	42.59	19.75	0.10
March 31	12.23	4.74	0.10	48.21	35.00	0.10
December 31	13.09	3.85	0.10	63.55	44.85	0.10

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

The comparisons assume that $100 was invested on September 30, 2004 in each of: our Common Stock, the SIC Code 371 Index and the Standard & Poor’s MidCap 400 market index.  The total return assumes reinvestment of dividends and is adjusted for stock splits. The fiscal 2009 return listed in the charts below is based on closing prices per share on September 30, 2009.  On that date, the closing price for the Company’s Common Stock was $30.93.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Oshkosh Corporation, The S&P Midcap 400 Index

And SIC Code 371 Index

*$100 invested on September 30, 2004 in stock or index, including reinvestment of dividends.

Fiscal year ended September 30,	2004	2005	2006	2007	2008	2009

Oshkosh Corporation	$100.00	$152.19	$179.27	$221.77	$47.70	$115.20
S&P Midcap 400 market index	$100.00	$122.16	$130.17	$154.59	$128.81	$124.80
SIC Code 371 Index	$100.00	$88.35	$91.13	$119.27	$67.25	$63.71

ITEM 6.	SELECTED FINANCIAL DATA

Fiscal Year

(In millions, except per share amounts)	2009 (3)	2008	2007 (4)	2006	2005 (5) (6)
Income Statement Data:
Net sales	$5,295.2	$6,936.4	$6,139.3	$3,233.4	$2,779.4
Gross income	706.0	1,178.3	1,086.5	577.9	474.6
Intangible asset impairment charges (1)	1,199.8	1.0	—	—	—
Depreciation	75.7	73.4	54.7	25.1	19.8
Amortization of purchased intangible assets, deferred financing costs and stock-based compensation	86.7	91.0	83.5	19.4	10.5
Operating (loss) income	(992.0)	615.0	609.1	322.5	275.8
(Loss) income from continuing operations	(1,172.3)	286.9	285.3	204.4	168.6
Per share assuming dilution	(15.33)	3.83	3.81	2.75	2.29
(Loss) income from discontinued operations	73.5	(207.6)	(17.2)	1.1	(8.4)
Per share assuming dilution	0.96	(2.77)	(0.23)	0.01	(0.11)
Net (loss) income	(1,098.8)	79.3	268.1	205.5	160.2
Per share assuming dilution	(14.37)	1.06	3.58	2.76	2.18
Dividends per share:
Class A Common Stock (2)	—	—	—	—	0.0750
Common Stock	0.2000	0.4000	0.4000	0.3675	0.2213
Balance Sheet Data:
Total assets (1)	4,768.0	6,081.5	6,399.8	2,110.9	1,718.3
Net working capital	484.6	689.2	646.9	121.4	178.8
Long-term debt (including current maturities)	2,024.3	2,757.7	3,022.0	2.9	3.1
Shareholders’ equity	514.1	1,388.6	1,393.6	1,061.9	818.7
Other Financial Data:
Expenditures for property, plant and equipment	46.2	75.8	83.0	56.0	43.2
Backlog	5,615.4	2,353.8	3,177.8	1,914.3	1,944.1
Book value per share	5.75	18.66	18.78	14.40	11.16

(1)

In the second quarter of fiscal 2009, the Company recorded non-cash charges totaling $1.20 billion pre-tax ($15.38 per share, net of taxes) to record impairment of goodwill and other long-lived assets.

(2)

In May 2005, a sufficient number of shareholders of unlisted Class A Common Stock converted their shares to New York Stock Exchange — listed Common Stock, on a share-for-share basis, which resulted in the remaining Class A shares automatically converting into shares of Common Stock on the same basis. As a result of this conversion to a single class of stock, shares of Common Stock that previously had limited voting rights now carry full voting rights.

(3)

On August 12, 2009, the Company completed a public equity offering of 14,950,000 shares of Common Stock, which included the exercise of the underwriters’ over-allotment option for 1,950,000 shares of Common Stock, at a price of $25.00 per share. The Company paid $15.1 million in underwriting discounts and commissions and approximately $0.6 million of offering expenses. The net proceeds of the equity offering of approximately $358.1 million, along with cash flow from operations, allowed the Company to repay $731.6 million of debt in fiscal 2009, which substantially strengthened the Company’s capital structure.

(4)

On December 6, 2006, the Company acquired all of the issued and outstanding capital stock of JLG for $3.1 billion in cash. Amounts include acquisition costs and are net of cash acquired. Fiscal 2007 results included sales of $2.5 billion and operating income of $268.4 million related to JLG following its acquisition.

(5)

In fiscal 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of the Company’s stock-based compensation awards. Had SFAS No. 123(R) been in effect for the earliest period presented, results would have been as follows for fiscal 2005: operating income - $272.3 million; income from continuing operations - $165.1 million; earnings from continuing operations per share - $2.24; net income - $156.7 million; earnings per share - $2.13.

(6)

In fiscal 2005, the Company recorded cumulative life-to-date adjustments to increase the overall margin percentage on the MTVR base contract by 2.5 percentage points as a result of contract modifications and favorable cost performance compared to previous estimates. This change in estimate, recorded as a cumulative life-to-date adjustment, increased operating income, income from continuing operations, net income, earnings per share from continuing operations and earnings per share by $24.7 million, $15.1 million, $15.1 million, $0.21 and $0.21 in fiscal 2005, including $23.1 million, $14.2 million, $14.2 million, $0.20 and $0.20 in fiscal 2005 relating to prior year revenues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a leading designer, manufacturer and marketer of a wide range of specialty vehicles and vehicle bodies, including defense trucks, access equipment, fire & emergency vehicles and concrete mixers and refuse collection vehicles.  The Company manufactures defense trucks under the “Oshkosh” brand name and is a leading manufacturer of severe-duty heavy- and medium-payload tactical trucks for the DoD.  The Company is a leading global manufacturer of aerial work platforms under the “JLG” brand name.  The Company is among the worldwide leaders in the manufacturing of telehandlers under the “JLG,” “SkyTrak” and “Lull” brand names.  Under the “Pierce” brand name, the Company is among the leading domestic manufacturers of fire apparatus assembled on both custom and commercial chassis.  Under the “Jerr-Dan” brand name, the Company is a leading domestic manufacturer and marketer of towing and recovery equipment.  The Company manufactures ARFF and airport snow removal vehicles under the “Oshkosh” brand name and ambulances under the “Medtec” brand name.  The Company manufactures mobile medical trailers under the “Oshkosh Specialty Vehicles” and “SMIT” brand names.  Under the “Frontline” brand name, the Company is a leading domestic manufacturer and marketer of broadcast vehicles.  Under the “McNeilus,” “Oshkosh,” “London” and “CON-E-CO” brand names, the Company manufactures rear- and front-discharge concrete mixers and portable and stationary concrete batch plants.  Under the “McNeilus” brand name, the Company manufactures a wide range of automated, rear, front, side and top loading refuse collection vehicles.  Under the “IMT” brand name, the Company is a leading domestic manufacturer of field service vehicles and truck-mounted cranes.

Major products manufactured and marketed by each of the Company’s business segments are as follows:

Defense — heavy- and medium-payload tactical trucks and supply parts and services sold to the U.S. military and to other militaries around the world.

Access equipment — aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights.  Access equipment customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and the U.S. military.

Fire & emergency — custom and commercial firefighting vehicles and equipment, ARFF vehicles, snow removal vehicles, ambulances, wreckers, carriers and other emergency vehicles primarily sold to fire departments, airports, other governmental units and towing companies in the U.S. and abroad, mobile medical trailers sold to hospitals and third-party medical service providers in the U.S. and Europe and broadcast vehicles sold to broadcasters and TV stations in North America and abroad.

Commercial — concrete mixers, refuse collection vehicles, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in North America and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the U.S. and abroad.

All estimates referred to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company’s estimates as of November 18, 2009.

Recent Acquisitions and Dispositions

Since 1996, the Company has selectively pursued strategic acquisitions to enhance its product offerings and diversify its business.  The Company has focused its acquisition strategy on providing a full range of products to customers in specialty vehicle and vehicle body markets that are growing and where it can develop strong market positions and achieve acquisition synergies.  Acquisitions and dispositions completed during the past three fiscal years were as follows:

In fiscal 2007, the Company acquired JLG for $3.1 billion, including transaction costs and the assumption of debt and net of cash acquired.  JLG is the leading global manufacturer of access equipment based on gross revenues.  The results of JLG’s operations are included in the consolidated results of the Company from December 6, 2006 (the date of acquisition).

In fiscal 2009, the Company sold its European refuse collection vehicle business, Geesink, to a third party for nominal cash consideration.  In spite of aggressive actions during the previous three fiscal years to restructure this business and return it to profitability, the business continued to incur operating losses for the first nine months of fiscal 2009.  The Company believes that its performance can be enhanced by redeploying its resources from Geesink to support the Company’s other businesses.  The Company has reflected the financial results of Geesink as discontinued operations in the Consolidated Statements of Operations for all periods presented.  The Company recorded a $33.8 million non-cash, pre-tax gain on the sale.  In addition, in the fourth quarter of fiscal 2009, the Company reorganized Geesink’s European parent holding company and claimed a worthless stock and bad debt deduction, which resulted in a $71.5 million tax benefit, of which $54.0 million was included in discontinued operations.

In October 2009, the Company completed the sale of its 75% interest in BAI, the Company’s European fire apparatus and equipment business, to BAI’s management team for nominal cash consideration.  BAI, which was included in the Company’s fire & emergency segment, had sales of $42.2 million, $58.7 million and $49.9 million in fiscal 2009, 2008 and 2007, respectively.  This business did not meet the criteria to be recorded as assets held for sale as of September 30, 2009 as the Company did not receive Board of Directors approval for the sale until October 2009.  The Company expects to record a small loss on the sale of BAI in the first quarter of fiscal 2010.

Executive Overview

During fiscal 2009, economies worldwide were impacted by what has come to be known as the “Great Recession” and credit crisis, as evidenced by lower residential and non-residential construction, lower municipal and consumer spending, increased unemployment levels and lower manufacturing utilization. The impact of the Great Recession and credit crisis on a number of the Company’s businesses was severe, ultimately leading to large non-cash impairment charges described below.  For instance, the Company’s access equipment and domestic concrete placement products businesses each experienced sales declines of more than 60% compared to the prior year. In the midst of the greatest financial crisis since the Great Depression, the Company’s defense, domestic fire apparatus and airports products businesses delivered strong results, partially offsetting the downturns experienced in its other businesses.  During fiscal 2009, the Company took numerous actions to address the impact of the Great Recession and credit crisis on its businesses and aggressively pursued new business.  These actions, coupled with major defense contract wins, have significantly improved the Company’s outlook for fiscal 2010.

As order intake for a number of its businesses deteriorated in fiscal 2009, the Company initiated additional cost reductions beyond actions taken in fiscal 2008 to partially offset the earnings impact of lower demand.  These actions included significant reductions in staffing, salary cuts for all domestic salaried employees, elimination of 401(k) contribution matches for most employees, periodic furloughs for a large percentage of employees and additional reductions in other discretionary spending.  The Company also dramatically reduced capital spending.  Late in fiscal 2009, as a result of an improved financial outlook for fiscal 2010, the Company restored a portion of the compensation adjustments for those employees subject to reductions.

Due largely to the downturn in the Company’s businesses with exposure to construction markets, the Company amended its credit agreement in the second quarter of fiscal 2009 to avoid a potential financial covenant violation.  The amendment provided additional room under the financial covenants for the remainder of the term of the credit agreement.  In exchange for the changes to the financial covenants, the Company incurred significant up-front fees and increased interest spreads for the remaining term of the agreement.  The Company also agreed, among other things, to limitations on capital expenditures, dividends, investments and acquisitions.  The Company’s Board of Directors subsequently elected to suspend the payment of dividends.

During the second quarter of fiscal 2009, the Company also determined that goodwill and other long-lived assets were impaired at certain of the Company’s reporting units, with the vast majority of the impairments concentrated in the access equipment segment.  This determination was based upon a sustained decline in the price of the Company’s Common Stock subsequent to the Company’s fiscal 2008 year end when its share price approximated book value, depressed order rates during the second quarter, which historically has been a strong period for orders in advance of the North American construction season, as well as further deterioration in credit markets and the macro-economic environment.  Following the completion of the impairment assessment, which was performed with the assistance of a third-party valuation firm, the Company recorded pre-tax, non-cash impairment charges of $1.20 billion in the second quarter of fiscal 2009.  These charges were driven by current projections and valuation assumptions that reflected the Company’s belief that the current recession would be deeper and longer than previously expected, that credit markets would remain tight and that costs of capital had risen significantly since the Company last performed its annual impairment testing.  Despite the requirement to record this impairment charge, the Company continues to believe the long-term prospects for its businesses remain strong.

In June 2009, the DoD awarded the Company a sole source contract for 2,244 M-ATVs and associated aftermarket parts packages, valued at $1.06 billion.  Through November 18, 2009, the DoD awarded the Company an additional 3,975 M-ATVs and associated aftermarket parts packages, valued at $2.23 billion.  Unit deliveries under the contract are scheduled through April 2010, with aftermarket parts packages to be delivered through May 2010.  Key attributes of the M-ATV include superior survivability and mobility required for the current conflict in Afghanistan.  The M-ATV represents the Company’s first major entry into the market for vehicles used in small unit combat operations.

In fiscal 2009, the Company received orders totaling $195 million to retrofit approximately 2,400 MRAP vehicles originally manufactured by other companies for the DoD with the Company’s patented TAK-4 independent suspension system.  The Company is actively supporting the engineering and testing for retrofit installation of TAK-4 under other MRAP models that could lead to additional TAK-4 sales in the future.

In August 2009, the Company completed a public equity offering of 14,950,000 shares of Common Stock, which included the exercise of the underwriters’ over-allotment option of 1,950,000 shares of Common Stock, at a price of $25.00 per share.  The Company paid $15.1 million in underwriting discounts and commissions and approximately $0.6 million of offering expenses.  The net proceeds of the equity offering of approximately $358.1 million, along with cash flow from operations, allowed the Company to repay $731.6 million of debt in fiscal 2009, which substantially strengthened the Company’s capital structure.

In August 2009, the DoD awarded the Company a contract valued at $280.9 million for the production and delivery of 2,571 trucks and trailers under the U.S. Army’s FMTV Rebuy program.  The FMTV Rebuy program is a five-year requirements contract award for the production of up to 23,000 medium-payload tactical trucks and trailers as well as support services and engineering.  Competitors have filed protests with the GAO regarding the award of the FMTV contract, and the DoD has issued a stop work order on the program pending resolution of the protests, which is expected to occur in mid-December 2009.  The Company believes the U.S. Army conducted a fair and objective source selection process and further believes that the contract award to the Company should be upheld.  This contract would represent a significant expansion of the Company’s medium-payload tactical truck business.

While not providing specific quantitative guidance for fiscal 2010, the Company expects fiscal 2010 financial results to be solidly profitable and significantly improved as compared to fiscal 2009.  The Company expects significant sales growth in fiscal 2010 in the defense segment due largely to the significant quantity of M-ATVs ordered by the DoD for delivery in fiscal 2010.  The Company expects minimal FMTV sales volume in fiscal 2010 as deliveries of significant quantities of vehicles under this contract are not scheduled until early in fiscal 2011, assuming a successful resolution of the protests.  The Company is incurring costs on the FMTV program during the protest phase so that it is ready to move forward quickly if, as the Company expects, the GAO denies the protests.  The Company does not expect to sustain the margins it experienced in its defense segment in the fourth quarter of fiscal 2009 in fiscal 2010 as the Company does not expect the reoccurrence of a LIFO inventory benefit. In addition, the Company expects an adverse sales mix and increased investment in future business opportunities to more than offset the absorption benefits of increased volume.  Sales in the Company’s access equipment segment remain soft, and the Company does not expect a significant change in this market until fiscal 2011.  The Company expects that margins on JLG’s traditional access equipment business will improve in fiscal 2010 due to the expectation that charges for increased bad debt reserves and restructuring costs, along with the impact from higher material costs in inventory, will not be as significant in the segment as they were in fiscal 2009.  The access equipment segment will also benefit in fiscal 2010 from M-ATV production volume.  The Company expects lower sales in its fire & emergency segment in fiscal 2010 as a result of ongoing municipal spending weakness due to the impact of the recession on tax receipts.  However, this segment is traditionally the Company’s least cyclical, and the Company believes that the percentage decrease in its sales for fiscal 2010 compared to fiscal 2009 will be significantly less than the Company experienced in the access equipment and commercial segments in fiscal 2009.  The Company believes that its concrete placement products businesses will remain soft in fiscal 2010 until a modest pickup that the Company expects to begin in the middle of calendar 2010.  The Company estimates that refuse collection vehicle sales will be flat to up modestly in fiscal

2010 due to the timing of deliveries for certain large national waste haulers in fiscal 2010.

Results of Operations

Consolidated Net Sales – Three Years Ended September 30, 2009

The following table presents net sales (see definition of net sales contained in Note 2 of the Notes to Consolidated Financial Statements) by business segment (in millions):

	Fiscal Year Ended September 30,
	2009	2008	2007
Net sales
Defense	$2,594.8	$1,891.9	$1,416.5
Access equipment	1,139.4	3,085.9	2,539.5
Fire & emergency	1,169.0	1,192.8	1,142.2
Commercial	590.0	835.1	1,080.3
Intersegment eliminations	(198.0)	(69.3)	(39.2)
Consolidated	$5,295.2	$6,936.4	$6,139.3

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2009	2008	2007
Net sales
United States	$4,487.1	$4,997.2	$4,745.5
Other North America	89.7	180.6	212.8
Europe, Africa and the Middle East	510.7	1,342.2	915.7
Rest of the world	207.7	416.4	265.3
Consolidated	$5,295.2	$6,936.4	$6,139.3

Fiscal 2009 Compared to Fiscal 2008

Consolidated net sales decreased 23.7% to $5.30 billion in fiscal 2009 compared to fiscal 2008. The decrease in sales was a result of unprecedented reductions in the Company’s access equipment segment sales and continued reductions in the Company’s commercial segment sales as a result of the global recession and credit crisis.  These decreases were partially offset by increased sales in the Company’s defense and domestic fire apparatus businesses.

Defense segment net sales increased 37.2% to $2.59 billion in fiscal 2009 compared to fiscal 2008.  The increase was attributable to higher sales of heavy-payload tactical vehicles and parts & service sales to fulfill the continuing requirements of the Company’s largest customer, the DoD.  Sales of new and remanufactured heavy-payload tactical vehicles to the U.S. Army were up significantly in fiscal 2009 compared to the prior year.  Defense segment sales in fiscal 2009 also benefited from the sale and installation of reducible-height armor kits for MTVR trucks for the U.S. Marine Corps and the sale of TAK-4 independent suspension systems to third-party MRAP original equipment manufacturers.

Access equipment net sales decreased 63.1% to $1.14 billion in fiscal 2009 compared to fiscal 2008.  Sales reflected substantially lower demand globally arising from recessionary economies and tight credit markets.  European, African and Middle East and North American new machine sales each declined approximately 75% in fiscal 2009, while the rest of world equipment sales were down about 45%.  Access equipment sales in fiscal 2009 included $86.7 million of intercompany sales to the defense segment related to the M-ATV program.

Fire & emergency segment net sales decreased 2.0% to $1.17 billion in fiscal 2009 compared to fiscal 2008.  Increased shipments of domestic fire apparatus as well as a favorable sales mix in the segment’s airport products business offset in part lower sales in other businesses in this segment.  Lower sales in fiscal 2009 were driven by weak demand for towing & recovery equipment as a result of the global recession and the inability of end customers to obtain adequate financing, a shift in component production from the fire & emergency segment to the commercial segment, and a decrease in international fire apparatus shipments as a result of production delays.

Commercial segment net sales declined 29.3% to $0.59 billion in fiscal 2009 compared to fiscal 2008.  The decrease in sales was largely the result of a 60.4% decline in sales of concrete placement products due to continued weakness in U.S. residential and nonresidential construction activity, and a 15.0% decrease in refuse collection vehicle sales.  The decline in refuse collection vehicle sales was primarily the result of lower international sales as well as the timing of deliveries to large fleet customers.  This was offset in part by a shift in component production from the fire & emergency segment to the commercial segment.

Fiscal 2008 Compared to Fiscal 2007

Consolidated net sales increased 13.0% to $6.94 billion in fiscal 2008 compared to fiscal 2007.  The inclusion of JLG in the results for the entire fiscal year in 2008 as compared to only ten months in fiscal 2007, strong access equipment sales in Europe, significantly higher defense sales and favorable foreign currency exchange rates drove the increase in consolidated net sales.

Defense segment net sales increased 33.6% to $1.89 billion in fiscal 2008 compared to fiscal 2007.  The increase was attributable to an increase in sales of new and remanufactured trucks, as well as higher parts & service sales.  Sales of new and remanufactured trucks were up 32.3% versus the prior year as an increase in sales of new and remanufactured heavy-payload trucks was partially offset by a decrease in medium-payload truck sales and international truck sales.  Parts & service sales increased nearly 40% in fiscal 2008 on significantly higher armor kit shipments and service work.

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

Commercial segment net sales decreased 22.7% to $0.84 billion in fiscal 2008 compared to fiscal 2007.  The decrease was largely the result of lower domestic concrete placement product sales in fiscal 2008 compared to fiscal 2007 due to a slowdown in U.S. residential construction and low volume subsequent to the pre-buy ahead of the January 2007 diesel engine emissions standards changes.

Consolidated Operating (Loss) Income – Three Years Ended September 30, 2009

The following table presents operating (loss) income by business segment (in millions):

	Fiscal Year Ended September 30,
	2009	2008	2007
Operating income (expense):
Defense	$403.3	$265.2	$245.0
Access equipment	(1,105.6)	360.1	268.4
Fire & emergency	(14.7)	93.9	107.5
Commercial	(183.7)	4.7	76.5
Corporate and other	(91.3)	(108.9)	(88.3)
Consolidated	$(992.0)	$615.0	$609.1

Fiscal 2009 Compared to Fiscal 2008

The Company incurred a consolidated operating loss of $992.0 million in fiscal 2009 as compared to operating income of $615.0 million in fiscal 2008.  The operating loss in fiscal 2009 was driven by $1.20 billion of pre-tax, non-cash charges for the impairment of goodwill and other long-lived assets.  Sharply lower sales volume in the access equipment and commercial segments also contributed to the decrease in operating results in fiscal 2009.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-20, Goodwill, the Company reviews goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment.  At February 28, 2009, given the sustained decline in the price of the Company’s Common Stock subsequent to the Company’s fiscal 2008 year end when its share price approximated book value, depressed order rates during the second quarter which historically has been a strong period for orders in advance of the North American construction season, as well as further deterioration in credit markets and the macro-economic environment, the Company determined that the appropriate triggers had been reached to perform additional impairment testing on goodwill and its long-lived intangible assets.  Accordingly, the Company conducted an assessment of the fair values of the Company’s reporting units.  The results of that assessment indicated that impairment charges to the values of goodwill and other long-lived assets were required in the Company’s access equipment, fire & emergency and commercial segments.

Defense segment operating income increased 52.1% to $403.3 million, or 15.5% of sales, in fiscal 2009 compared to $265.2 million, or 14.0% of sales, in fiscal 2008.  The increase in operating income as a percent of sales compared to fiscal 2008 reflected better absorption of fixed costs, lower material costs, improved performance on service work and favorable LIFO inventory adjustments of $8.7 million as compared with a charge of $5.7 million in fiscal 2008.

The access equipment segment incurred an operating loss of $1,105.6 million, including $892.5 million in pre-tax, non-cash impairment charges for goodwill and other long-lived assets, in fiscal 2009 compared to operating income of $360.1 million in fiscal 2008.  In addition to the non-cash impairment charges, the decline in operating income was due to the impact of sharply lower sales volume, sale of units comprised of higher cost materials purchased in fiscal 2008 when steel costs were high, and an increase in the provision for credit losses.  The impact of these factors was reduced by lower operating expenses as a result of aggressive cost reduction efforts.

The fire & emergency segment incurred an operating loss of $14.7 million, including $123.0 million in pre-tax, non-cash impairment charges for goodwill and other long-lived assets, in fiscal 2009 compared to operating income of $93.9 million in fiscal 2008.  The impairment charges more than offset otherwise favorable operating results for the segment due to a favorable product mix and improved performance at the Company’s domestic fire apparatus and airport product businesses as well as lower operating expenses throughout the segment as a result of cost reduction initiatives.

The commercial segment incurred an operating loss in fiscal 2009 of $183.7 million, including $184.3 million in pre-tax, non-cash impairment charges for goodwill and other long-lived assets, compared to operating income of $4.7 million in fiscal 2008.  The decrease in operating results was the result of the non-cash impairment charges and the impact of sharply lower concrete placement products sales volume, offset in part by reductions in operating expenses due to cost reduction efforts and a LIFO inventory benefit of $5.9 million due to significant reductions in inventory levels.

Corporate operating expenses and inter-segment profit elimination decreased $17.6 million to $91.3 million in fiscal 2009 compared to fiscal 2008 largely due to focused cost reduction efforts, including lower outside professional services, travel and recruiting costs.

Consolidated selling, general and administrative expenses decreased $57.7 million to $435.8 million, or 8.2% of sales, in fiscal 2009 compared to $493.5 million, or 7.1% of sales, in fiscal 2008 as a result of focused cost reduction efforts, including reductions in staffing, salary reductions and furloughs, the elimination of 401(k) contribution matches and other cost reductions.  Selling, general and administrative expenses in fiscal 2009 included provisions for credit losses of $50.1 million, or 0.9% of sales, compared to $1.0 million in fiscal 2008, with the increase in provisions principally concentrated in the access equipment segment due to the effects of the global recession on the financial health of its customers and due to reductions in the underlying collateral value of the equipment.

Fiscal 2008 Compared to Fiscal 2007

Consolidated operating income increased 1.0% to $615.0 million, or 8.9% of sales, in fiscal 2008 compared to $609.1 million, or 9.9% of sales, in fiscal 2007.  The increase in operating income in fiscal 2008 was principally due to the inclusion of JLG for the entire fiscal year and favorable results in the defense segment as a result of higher sales, offset in part by a decrease in operating income in the commercial segment due to a drop in concrete placement product sales, lower operating performance for certain operating units within the fire & emergency segment as a result of lower sales and higher corporate costs.

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

Commercial segment operating income decreased 93.8% to $4.7 million, or 0.6% of sales, in fiscal 2008 compared to $76.5 million, or 7.1% of sales, in fiscal 2007.  Operating income performance was negatively impacted by significantly lower domestic concrete mixer sales as a result of a slowdown in the U.S. residential construction market combined with lower unit volumes subsequent to the pre-buy ahead of the January 2007 diesel engine emissions standards changes.

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

Consolidated selling, general and administrative expenses increased 19.8% to $493.5 million, or 7.1% of sales, in fiscal 2008 compared to $411.9 million, or 6.7% of sales, in the prior year due largely to inclusion of JLG for a full twelve months in fiscal 2008.  Consolidated selling, general and administrative expenses as a percentage of sales increased largely due to increased corporate expenses.

Non-Operating Income – Three Years Ended September 30, 2009

Fiscal 2009 Compared to Fiscal 2008

Interest expense net of interest income increased $3.0 million to $208.0 million in fiscal 2009 compared to fiscal 2008 on lower average outstanding debt, as a result of higher interest rates after the effective date of an amendment of the Company’s Credit Agreement.  In March 2009, the Company amended its Credit Agreement to provide additional room under its financial covenants to address lower earnings as a result of the impact of the global recession and tight credit markets.  In connection with this amendment, interest rate spreads were increased significantly.  See “Liquidity” and Note 11 to the Notes to Consolidated Financial Statements for further information regarding the amendment to the Credit Agreement.

Other miscellaneous income of $8.5 million in fiscal 2009 related primarily to net foreign currency transaction gains.

Fiscal 2008 Compared to Fiscal 2007

Interest expense net of interest income increased $10.4 million to $205.0 million in fiscal 2008 compared to fiscal 2007, largely as a result of interest on borrowings incurred in connection with the JLG acquisition for a full year in fiscal 2008 compared to approximately ten months in the prior fiscal year.

Other miscellaneous loss of $9.3 million in fiscal 2008 related primarily to net foreign currency transaction losses.

(Benefit from) Provision for Income Taxes – Three Years Ended September 30, 2009

Fiscal 2009 Compared to Fiscal 2008

The Company recorded a $19.7 million tax benefit in fiscal 2009, or 1.7% of pre-tax losses, compared to tax expense of $120.8 million, or 30.1% of pre-tax earnings, for fiscal 2008.  The expected tax benefit for fiscal 2009, at the U.S. federal rate of 35%, of $417.0 million was reduced by the tax effect of non-deductible impairment charges of $396.2 million and by $17.3 million related to the reduction in accrued benefits previously recorded under a European tax incentive due to losses incurred during the period, offset in part by a worthless stock deduction and other tax benefits.

Fiscal 2008 Compared to Fiscal 2007

The effective income tax rate for fiscal 2008 was 30.1% compared to 33.1% in fiscal 2007.  The fiscal 2008 effective tax rate was positively impacted by a European tax incentive which benefited the effective rate by 5.2 percentage points.  Increased benefits of the domestic manufacturing deduction was more than offset by lower research and development tax credits due to the expiration of the credit in December 2007.

Equity in (Losses) Earnings of Unconsolidated Affiliates – Three Years Ended September 30, 2009

Fiscal 2009 Compared to Fiscal 2008

The Company recorded a loss of $1.4 million related to equity in (losses) earnings of unconsolidated affiliates, net of income taxes, in fiscal 2009 compared to $6.3 million of income in fiscal 2008.  The Company has equity interests in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.  Earnings for these entities decreased due to lower financing activity and increased credit losses due to the impact of the global recession.

Fiscal 2008 Compared to Fiscal 2007

Equity in earnings of unconsolidated affiliates, net of income taxes, of $6.3 million in fiscal 2008 and $7.3 million in fiscal 2007 primarily represent the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

Analysis of Discontinued Operations – Three Years Ended September 30, 2009

On July 1, 2009, the Company completed the sale of its ownership in Geesink to a third party for nominal cash consideration.  Geesink, a European refuse collection vehicle manufacturer, was previously included in the Company’s commercial segment.  Due to the reclassification of $92.0 million of cumulative translation adjustments out of shareholders’ equity, the Company recorded a pre-tax gain on the sale of Geesink of $33.8 million.  The historical results of operations of Geesink have been reclassified in the Company’s Consolidated Statements of Operations and are included in “Income (loss) from discontinued operations,” for all periods presented.

Fiscal 2009 Compared to Fiscal 2008

Geesink sustained a pre-tax loss of $14.8 million in fiscal 2009 compared to a loss of $210.3 million in fiscal 2008.  Fiscal 2009 includes the nine month period ended July 1, 2009 (the date of the sale).  During fiscal 2009, Geesink continued to incur high costs related to the rationalization of manufacturing facilities and inefficiencies associated with the relocation and start-up of production of Norba-branded products in The Netherlands.  In fiscal 2008, the Company recorded pre-tax, non-cash charges for the impairment of intangible assets of $174.2 million which were largely non-deductible for local tax purposes.  Geesink recorded a tax benefit for operating losses of $0.5 million in fiscal 2009 compared to $2.7 million in fiscal 2008.  A valuation allowance was recorded against a majority of the non-impairment losses incurred by Geesink as the Company determined that it was unlikely that the foreign tax benefits would be realized.  In the fourth quarter of fiscal 2009, the Company made a “check-the-box” election to treat its foreign subsidiary, the European holding company parent of Geesink, as a disregarded entity for U.S. federal income tax purposes.  As a result of the election, the Company recorded a $71.5 million worthless stock and bad debt income tax benefit, of which $54.0 million related to Geesink and has been recorded in discontinued operations.

Fiscal 2008 Compared to Fiscal 2007

Sales at the Company’s European refuse collection vehicle business were $201.9 million in fiscal 2008, up 20.2% as compared to the prior year, due largely to stronger demand in The Netherlands and favorable foreign currency exchange rates.  Geesink sustained a pre-tax loss of $210.3 million in fiscal 2008 compared with a pre-tax loss of $19.7 million in fiscal 2007.  The increase in the operating loss was primarily due to non-cash charges for the impairment of intangible assets of $174.2 million, costs associated with the rationalization of manufacturing facilities, inefficiencies associated with the relocation and start-up of production of Norba-branded products from Sweden to The Netherlands and increased material and warranty costs.  In June 2008, it became evident that synergies related to Geesink’s facility rationalization program would be lower than expected and costs to execute the rationalization would be higher than anticipated.  The resulting slower than expected and more difficult return to profitability of Geesink’s business, further escalation of raw material costs and a reduction in fabrication volume for the Company’s access equipment segment at Geesink’s Romania facility due to a slowdown in the European access equipment market led to the Company’s conclusion that the charges for impairment were required.  With the assistance of a third-party valuation firm, the Company determined that Geesink goodwill and non-amortizable intangible assets were impaired and the Company recorded non-cash impairment charges of $174.2 million in the third quarter of fiscal 2008.

Liquidity and Capital Resources

Financial Condition at September 30, 2009

The Company’s capitalization was as follows (in millions):

	September 30,
	2009	2008
Cash and cash equivalents	$530.4	$88.2
Total debt	2,038.2	2,774.0
Shareholders’ equity	514.1	1,388.6
Total capitalization (debt plus equity)	2,552.3	4,162.6
Debt to total capitalization	79.9%	66.6%

Debt decreased $735.8 million during fiscal 2009 as the Company utilized cash flows from operations and the proceeds from a public equity offering in August 2009 to pay down outstanding debt.  The decrease in shareholders’ equity was primarily the result of $1.20 billion of pre-tax, non-cash charges for the impairment of goodwill and other long-lived assets recorded in the second quarter of fiscal 2009, offset in part by the proceeds from the Company’s public equity offering in August 2009.

The Company entered into a performance-based payments agreement on the M-ATV program during the fourth quarter of fiscal 2009.  This resulted in a significant cash payment to the Company near the end of the fiscal year which contributed to cash on hand of $530.4 million at September 30, 2009.  In October 2009, the Company prepaid $117.7 million of debt (all remaining outstanding Term Loan A debt) and utilized much of its cash as of September 30, 2009 to pay M-ATV suppliers.

In addition to cash and cash equivalents, the Company had $515.9 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of September 30, 2009.  Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement.

Cash Flows

Operating  Cash Flows

The Company generated $898.9 million of cash from operating activities during fiscal 2009 compared to $390.4 million for fiscal 2008.  While the Company incurred a loss from continuing operations in fiscal 2009 compared to income in fiscal 2008, the loss resulted from non-cash impairment charges.  The higher generation of cash from operating activities in fiscal 2009 was the result of a substantial reduction in working capital, particularly related to trade accounts receivable, inventory, accounts payable and customer advances.  The changes in receivables, inventories and accounts payable were primarily driven by the decrease in sales during fiscal 2009 versus fiscal 2008.  A significant increase in customer advances in fiscal 2009 was due to the timing of performance-based payments from the U.S. government on the FHTV contract awarded in October 2008 and, more significantly, the M-ATV contract awarded in June 2009.  In September 2009, after receipt of a M-ATV performance-based payment, the Company prepaid a supplier $100.0 million for inventory deliveries scheduled to occur beginning in early fiscal 2010.  The pre payment is recorded with in “Other current assets” in the Consolidated Balance Sheets.

Cash generated (used) from changes in significant working capital accounts were as follows (in millions):

	Fiscal Year Ended
	September 30,
	2009	2008

Receivables, net	$377.2	$65.6
Inventories, net	112.6	(38.7)
Accounts payable	(55.8)	15.6
Customer advances	435.6	(41.3)
	$869.6	$1.2

The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate significantly, from quarter to quarter, due to the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Consolidated days sales outstanding decreased to 33 days at September 30, 2009 from 43 days at September 30, 2008 as a result of a higher proportion of consolidated sales concentrated in segments with shorter payment terms, offset in part by a 18-day deterioration in days sales outstanding in the access equipment segment, which was driven in part by the granting of longer payment terms on new sales for competitive reasons.  Consolidated inventory turns decreased from 5.0 times at September 30, 2008 to 4.3 times at September 30, 2009 largely as a result of access equipment segment sales declining at a faster pace than inventory.

Investing Cash Flows

Cash flows relating to investing activities consist primarily of cash used for capital expenditures.  Net cash used in investing activities in fiscal 2009 was $56.1 million compared to $100.2 million in fiscal 2008.  Capital spending, excluding equipment held for rental, of $46.2 million in fiscal 2009 was down $29.6 million compared to capital spending in fiscal 2008.  In fiscal 2009, the Company sharply curtailed capital spending in response to the global recession.  In fiscal 2010, the Company expects capital spending to increase to approximately $90 to $100 million as it continues to invest in the M-ATV production ramp-up, the JLG manufacturing facility in China, and as it prepares for FMTV full rate production in fiscal 2011.

Financing Cash Flows

Financing activities consists primarily of proceeds from the issuance of long-term debt and equity and cash used by financing activities consists primarily of repayments of indebtedness and payments of dividends to shareholders.  Financing activities resulted in a net use of cash of $408.1 million during fiscal 2009 compared to $273.6 million during fiscal 2008.

On August 12, 2009, the Company completed a public equity offering of 14,950,000 shares of Common Stock, which included the exercise of the over-allotment option of 1,950,000 shares of Common Stock, at a price of $25.00 per share.  The Company paid $15.1 million in underwriting discounts and commissions and approximately $0.6 million of offering expenses.  The Company used the $358.1 million in net proceeds from the offering to repay debt under the Company’s credit agreement.

The Company repaid $731.6 million of debt in fiscal 2009 compared to $250.0 million in fiscal 2008.  In addition, the Company incurred $20.1 million of debt amendment costs and paid dividends totaling $14.9 million in fiscal 2009.  The Company suspended dividend payments in April 2009 resulting in a $14.9 million reduction in cash used for dividend payments in fiscal 2009 compared to fiscal 2008.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from operations, availability under the $550.0 million Revolving Credit Facility (as defined below) and available cash and cash equivalents.  In addition to cash and cash equivalents of $530.4 million, the Company had $515.9 million of unused availability under the terms of its Revolving Credit Facility as of September 30, 2009.  These sources of liquidity are needed to fund the Company’s working capital requirements, debt service requirements and capital expenditures.  Based on the Company’s current outlook for fiscal 2010, the Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

In December 2006, the Company entered into a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions, which consisted of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”).  In March 2009, the Company entered into a second amendment (the “Amendment”) to the Credit Agreement to provide relief under its Leverage Ratio (as defined in the Credit Agreement) financial covenant.  The Company believed that the Amendment was required to avoid a potential financial covenant violation at the end of its second quarter of fiscal 2009 as a result of lower demand for certain of the Company’s products due to continued weakening in the global economy and tight credit.  The Amendment also included an increase in the margin on LIBOR loans to 600 basis points, compared with 150 basis points immediately prior to the Amendment, and a requirement that the Company prepay $14.5 million and $86.0 million of debt related to Term Loan A and Term Loan B, respectively.  The Amendment also involved other changes to the Credit Agreement, including placing limitations on capital expenditures, dividends, investments and acquisitions, an increase in the frequency of mandatory prepayments, adding a Senior Secured Leverage Ratio (as defined in the Credit Agreement), and requiring the grant of mortgage liens on certain real estate owned by the Company and certain of its subsidiaries.

The Amendment also added a usage fee equal to an annualized rate of 50 basis points on the aggregate principal amount of all outstanding loans under the Credit Agreement for any day on which the Company has a corporate family rating from Moody’s Investors Service of B3 with “negative” watch or lower or a corporate credit rating from Standard & Poor’s Rating Services of B- with “negative” watch or lower.  The Company’s credit ratings are reviewed regularly by these major debt rating agencies.  In January 2009, Standard & Poor’s Rating Services lowered the Company’s long-term debt rating from BB- to B and credit watch “negative” citing weaker-than-expected operating results and the Company’s need to seek an amendment of the financial covenants contained in the Credit Agreement.  Likewise, in January 2009, Moody’s Investors Service lowered the Company’s long-term debt rating from Ba3 to B2 with ratings under review for possible downgrade pending resolution of the negotiations with its bank, citing expectations of further erosion in the Company’s credit metrics due to the deterioration in several of the Company’s businesses, particularly the access equipment segment.  In March 2009, following the Amendment, both Standard & Poor’s Rating Services and Moody’s Investors Service lowered the Company’s long-term debt ratings to “negative” outlook.  In August 2009, following the Company’s Common Stock offering and award of the M-ATV contract, Standard & Poor’s Rating Services upgraded the Company’s long-term debt rating to B+ with a “stable” outlook citing improved covenant headroom and good near-term prospects for the Company’s defense segment.

The Company accounted for the Amendment in accordance with ASC Topic 470-50, Debt Modifications and Extinguishments.  As the terms of the Credit Agreement both prior to and after the Amendment allowed for the prepayment of the amounts due without a penalty, the Company determined that the debt was callable on the date of the Amendment.  As such, the present value of the cash flows both prior to and after the Amendment was not determined to be substantially different.  Accordingly, fees of $20.1 million paid by the Company to the parties to the Credit Agreement were capitalized in connection with the Amendment, along with the existing unamortized debt fees, and will be amortized as an adjustment of interest expense over the remaining term of the Credit Agreement using the interest method.  Furthermore, in accordance with ASC Topic 470-50, costs incurred with third parties of $0.5 million were expensed as incurred.

Term Loan A required principal payments of $12.5 million, plus interest, due quarterly from December 2009 through September 2011, with a final principal payment of $248.0 million due December 6, 2011.  As a result of excess available cash, through September 30, 2009, the Company prepaid all of the quarterly principal payments related to Term Loan A as well as $130.3 million of the final principal payment under Term Loan A.  The remaining outstanding balance under Term Loan A of $117.7 million at September 30, 2009 was prepaid in full in October 2009.  The outstanding balance under Term Loan B at September 30, 2009 of $1,902.6 million is due December 6, 2013.

Interest rates on borrowings under the Revolving Credit Facility and Term Loan Facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5%, a bank’s “Prime Rate” or the sum of 1.0% plus the “Off-Shore” rate that would be applicable for an interest period of one month beginning on such day) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin.  The margins on the Revolving Credit Facility and Term Loan A are subject to adjustment, up or down, based on whether certain financial criteria are met.  At September 30, 2009, the interest rate spread on the Revolving Credit Facility and Term Loan Facility was 600 basis points.  The weighted-average interest rate on borrowings outstanding at September 30, 2009 was 6.60% and 6.42% for Term Loans A and B, respectively.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt.  The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement, as amended (11.105% at September 30, 2009).  The notional amount of the swap at September 30, 2009 was $1.25 billion and reduces to $750 million on December 7, 2009 and $250 million on December 6, 2010.  Neither the Company nor the counterparty is required to collateralize its obligations under these swaps.  The Company is exposed to loss if the counterparty defaults.  However, as of the date of this filing, the counterparty is a large Aa1 rated global financial institution and the Company believes that the risk of default is remote.

Covenant Compliance

The Credit Agreement, as amended, contains various restrictions and covenants, including restrictions on the ability of the Company and certain of its subsidiaries to, among other things, consolidate or merge, create liens, incur additional indebtedness and dispose of assets.  The Credit Agreement, as amended, also requires the Company to maintain the following financial ratios:

•                  Leverage Ratio: The ratio of Consolidated Indebtedness outstanding at quarter-end to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the most recently ended four fiscal quarters, as such terms are defined in the Credit Agreement, as amended.

The Leverage Ratio is not permitted to be greater than the following:

Fiscal Quarters Ending
September 30, 2009	7.25 to 1.0
December 31, 2009	7.00 to 1.0
March 31, 2010	6.75 to 1.0
June 30, 2010 through June 30, 2011	6.50 to 1.0
September 30, 2011 through June 30, 2012	5.50 to 1.0
September 30, 2012 through June 30, 2013	4.25 to 1.0
Thereafter	3.75 to 1.0

As of September 30, 2009, the Company was in compliance with the Leverage Ratio with a ratio of 4.68 to 1.0.

•                  Interest Coverage Ratio: The ratio of Consolidated EBITDA for the most recently ended four fiscal quarters to Cash Interest Expense for the most recently ended four fiscal quarters, as such terms are defined in the Credit Agreement, as amended.  The Interest Coverage Ratio is not permitted to be less than the following:

Fiscal Quarters Ending
September 30, 2009	1.58 to 1.0
December 31, 2009	1.49 to 1.0
March 31, 2010	1.52 to 1.0
June 30, 2010 through December 31, 2010	1.56 to 1.0
March 31, 2011 and June 30, 2011	1.70 to 1.0
September 30, 2011 through June 30, 2012	1.88 to 1.0
September 30, 2012 through June 30, 2013	2.48 to 1.0
Thereafter	2.47 to 1.0

As of September 30, 2009, the Company was in compliance with the Interest Coverage Ratio with a ratio of 2.43 to 1.0.

•                  Senior Secured Leverage Ratio: The ratio of outstanding Loans under the Credit Agreement, as amended, at quarter-end to Consolidated EBITDA for the most recently ended four fiscal quarters, as such terms are defined in the Credit Agreement, as amended.  The Senior Secured Leverage Ratio is not permitted to be greater than the following:

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

Based on the Company’s current outlook for fiscal 2010, the Company expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Refer to Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of September 30, 2009.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Following is a summary of the Company’s contractual obligations and payments due by period following September 30, 2009 (in millions):

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt (including interest)	$2,638.8	$162.4	$408.0	$2,068.4	$—
Leases:
Capital	2.4	0.6	0.8	1.0	—
Operating	92.6	24.4	35.6	14.5	18.1
Purchase obligations(1)	1,351.9	1,350.5	1.4	—	—
Other long-term liabilities:
Uncertain tax positions(2)	—	—	—	—	—
Fair value of derivatives	51.1	36.8	14.3	—	—
Other	2.3	0.4	0.7	0.4	0.8
Total contractual obligations	$4,139.1	$1,575.1	$460.8	$2,084.3	$18.9

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

(2)

Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for the remaining uncertain tax liabilities. Therefore, $63.8 million of unrecognized tax benefits as of September 30, 2009 have been excluded from the Contractual Obligations table above. See Note 19 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s unrecognized tax benefits as of September 30, 2009.

The Company incurs contingent limited recourse liabilities with respect to customer financing activities in the access equipment segment. For additional information relative to guarantees, see Note 12 of the Notes to Consolidated Financial Statements.

The following is a summary of the Company’s commercial commitments (in millions):

	Amount of Commitment Expiration Per Period
		Less Than			More Than
Commercial Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years

Customer financing guarantees to third parties	$76.0	$7.8	$20.0	$20.2	$28.0
Standby letters of credit	34.1	25.2	8.9	—	—
Corporate guarantees	3.2	3.0	0.2	—	—
Total commercial commitments	$113.3	$36.0	$29.1	$20.2	$28.0

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

Sales to the U.S. government of non-commercial products manufactured to the government’s specifications are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are accepted by the government.  The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable.  The Company charges anticipated losses on contracts or programs in progress to earnings when identified.

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

Sales Incentives:  The terms for sales transactions with some of the Company’s distributors and customers may include specific volume-based incentives, which are calculated and paid or credited on account as a percentage of actual sales.  The Company accounts for these incentives as sales discounts at the time of revenue recognition, which are recorded as a direct reduction of sales. The Company reviews its accrual for sales incentives on a quarterly basis and any adjustments are reflected in current earnings.

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

The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates.  Estimated cash flows and related goodwill are grouped at the reporting unit level.  A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment that constitutes a business.  When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill.  In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions.

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

Guarantees of the Indebtedness of Others: The Company enters into agreements with finance companies whereby the Company will guarantee the indebtedness of third-party end-users to whom the finance company lends to purchase the Company’s equipment.  In some instances, the Company retains an obligation to the finance companies in the event the customer defaults on the financing.  In accordance with ASC Topic 460, Guarantees, the Company recognizes the greater of the fair value of the guarantee or the contingent liability required by ASC Topic 450, Contingencies.  Reserves are initially established related to these guarantees at the fair value of the guarantee based upon the Company’s understanding of the current financial position of the underlying customers and based on estimates and judgments made from information available at that time.  If the Company becomes aware of deterioration in the financial condition of the customer/borrower or of any impairment of the customer/borrower’s ability to make payments, additional allowances are considered.  Although the Company may be liable for the entire amount of a customer/borrower’s financial obligation under guarantees, its losses would generally be mitigated by the value of any underlying collateral including financed equipment, the finance company’s inability to provide clear title of foreclosed equipment to the Company, loss pools established in accordance with the agreements and other conditions.  During periods of economic downturn, the value of the underlying collateral supporting these guarantees can decline sharply to further increase losses in the event of a customer/borrower’s default.

Critical Accounting Estimates

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  Preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts and related disclosures.  Actual results could differ from those estimates.  Management of the Company has discussed the development and selection of the following critical accounting estimates with the Audit Committee of the Company’s Board of Directors, and the Audit Committee has reviewed the Company’s disclosures relating to such estimates in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

To derive the fair value of its reporting units, the Company performed extensive valuation analyses with the assistance of a third-party valuation advisor, utilizing both income and market approaches.  Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.  Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management.  The sum of the fair values of the reporting units was reconciled to the Company’s market capitalization as of February 28, 2009 plus an estimated control premium.  For the second quarter of fiscal 2009 impairment analysis, the Company used a weighted-average cost of capital of 14.5% and a terminal growth rate of 3%.  This resulted in a control premium of 67%, based upon the relatively low price of the Company’s Common Stock on February 28, 2009 of $6.26 per share.  Under the market approach, the Company derived the fair value of its reporting units based on revenue multiples of comparable publicly-traded companies.  Changes in estimates or the application of alternative assumptions could produce significantly different results.

As a result of this analysis, $1,167.8 million of goodwill and $25.8 million of other long-lived intangible assets, including tradenames, technology and customer relationships, were written off during the second quarter of fiscal 2009.  An increase in the discount rate of 50 basis points would have resulted in an additional impairment charge of approximately $100 million.  These charges were driven by current projections and valuation assumptions that reflected the Company’s belief that the current recession would be deeper and longer than previously expected, that credit markets would remain tight and that costs of capital had risen significantly since the Company last performed its annual impairment testing.

Throughout the third quarter of fiscal 2009, access equipment order rates remained very weak and did not reflect a normal seasonal uptick.  Further, during the quarter it became apparent to the Company that federal stimulus actions would not contribute to access equipment orders in the near term, that credit availability to the Company’s access equipment customers would continue to be constrained, that U.S. residential and nonresidential spending could remain at very low levels for an extended period beyond the Company’s previous estimates and that the global economic recovery would occur at a slower pace than previously expected.  These factors all contributed to the Company’s belief that this business would experience lower orders in fiscal 2010 and beyond than previously estimated.  As a result, the Company initiated actions to further reduce its costs in its access equipment segment, including reductions in workforce and plant closings.  The Company considered these factors together to be an indicator of potential impairment of goodwill in the access equipment reporting unit which comprises the entire access equipment segment.  The Company therefore performed a detailed Step 1 analysis of the access equipment segment utilizing a discounted cash flow model that employed a 14.5% discount rate and a terminal growth rate of 3%.  As a result of the Company’s receipt of a contract award and related large delivery order for M-ATVs from the DoD on June 30, 2009 and the Company’s decision to subcontract component manufacture and assembly of many M-ATVs to JLG, this model included expected cash flows related to this subcontract.  The resulting estimated fair value of JLG calculated in the impairment analysis was in excess of net book value of JLG. Based on this analysis, the Company concluded that no additional impairment charge was required in the third quarter of fiscal 2009.

During the fourth quarter of fiscal 2009, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally tradenames) utilizing a discounted cash flow model that employed a 14.5% discount rate and a terminal growth rate of 3%.  This resulted in a control premium of 59%, based on the price of the Company’s Common Stock on July 1, 2009 of $18.43 per share.  As a result of this testing, the Company recorded impairment charges of $1.4 million and $0.6 million for goodwill and tradenames, respectively, within the fire & emergency segment.  In addition, based on this analysis, the Company concluded that impairment charges were not required for any other reporting units.  Assumptions utilized in the impairment analysis are highly judgmental, especially given the severity and global scale of the current recession.  Changes in estimates or the application of alternative assumptions could have produced significantly different results.  For example, a discount rate of approximately 15% would have likely resulted in further impairment charges at JLG, OSV and IMT.

Approximately 85% of the Company’s recorded goodwill and purchased intangibles are concentrated in the access equipment segment.  The access equipment segment consists of only one reporting unit, JLG.  The estimated fair value of JLG calculated in the fourth quarter of fiscal 2009 impairment analysis exceeded JLG’s net book value by approximately 4.0%.  The impairment model assumes that the U.S. economy and construction spending (and hence access equipment demand) will show marked improvement beginning in fiscal 2011.  Assumptions utilized in the impairment analysis are highly judgmental, especially given the severity and global scale of the current recession.  Changes in estimates or the application of alternative assumptions could have produced significantly different results.  A discount rate of approximately 15% would have resulted in the fair value of the access equipment segment being $20 million lower than its net book value.  For each 50 basis point increase in the discount rate above 15%, the fair value of the access equipment segment would decrease by approximately $95 million.  Furthermore, if the Company had used cash flows which were 5% lower than used in its impairment testing of goodwill, the fair value of the access equipment segment would be approximately $25 million lower than its net book value at September 30, 2009.  Events and conditions that could result in the impairment of intangibles at JLG include a further decline in economic conditions, a slower or weaker economic recovery than currently estimated by the Company or other factors leading to reductions in expected long-term sales or profitability at JLG.

Guarantees of the Indebtedness of Others: The reserve for guarantees of the indebtedness of others requires management to estimate a customer’s ability to satisfy its obligations.  The estimate is particularly critical in the Company’s access equipment segment where the majority of the Company’s guarantees are granted.  The Company evaluates the reserve based on a combination of factors.  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded in accordance with ASC Topic 450, Contingencies.  In most cases, the financing company is required to provide clear title to the equipment under the financing program.  The Company considers the residual value of the equipment to reduce the amount of exposure.  Residual values are estimated based upon recent auctions, used equipment sales and periodic studies performed by a third-party.  Additional reserves, based upon historical loss percentages, are established at the time of sale of the equipment based upon the requirement of ASC Topic 460, Guarantees.  If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

Product Liability:  Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business.  A substantial portion of these claims and lawsuits involve the Company’s access equipment, concrete placement and refuse collection vehicle businesses, while such lawsuits in the Company’s defense and fire & emergency businesses have historically been limited.  To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company.  Most insurance coverage includes self-insured retentions that vary by business segment and by year. As of September 30, 2009, the Company was generally self-insured for future claims up to $3.0 million per claim.

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

Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns.  Over the past three fiscal years, the Company’s warranty cost as a percentage of sales has ranged from 0.85% of sales to 0.92% of sales.  Warranty costs tend to be higher shortly after new product introductions, especially those introductions involving new technologies, when field warranty campaigns may be necessary to correct or retrofit certain items.  Accordingly, the Company must make assumptions about the number and cost of anticipated field warranty campaigns.  The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of new features/components included in new product models.

Each quarter, the Company reviews actual warranty claims experience to determine if there are any systemic defects that would require a field campaign.  Also, based upon historical experience, warranty provision rates on new product introductions are established at higher than standard rates to reflect increased expected warranty costs associated with any new product introduction.

At times, warranty issues can arise which are beyond the scope of the Company’s historical experience.  If the estimate of warranty costs in fiscal 2009 increased or decreased by 50 basis points, the Company’s accrued warranty costs, costs of sales and operating income would each change by $26.5 million or 36.4%, 0.6% and 2.7%, respectively.

Benefit Plans:  The pension benefit obligation and related pension income are calculated in accordance with ASC Topic 715, Compensation — Retirement Benefits, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets.  These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations at September 30, 2009 used a weighted-average discount rate of 5.25% and an expected return on plan assets of 7.75%.  A 0.5% decrease in the discount rate would increase annual pension expense by $2.3 million.  A 0.5% decrease in the expected return on plan assets would increase the Company’s annual pension expense by $0.8 million.

The Company’s other postretirement benefits obligation and related expenses are calculated in accordance ASC Topic 715, Compensation — Retirement Benefits, and are impacted by certain actuarial assumptions, including health care trend rates. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $6.6 million and would increase the annual service and interest cost by $1.2 million.  A corresponding decrease of one percentage point would decrease the accumulated postretirement benefit obligation by $5.5 million and decrease the annual service and interest cost by $1.0 million.

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

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (ASC Topic 740, Income Taxes).  ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition.  The evaluation of a tax position in accordance with ASC Topic 740 is a two-step process.  The first step is recognition, where the Company evaluates whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes.  For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded.  For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded.  The actual benefits ultimately realized may differ from the Company’s estimates.  In future periods, changes in facts and circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions.  Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur.  As of September 30, 2009, the Company had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $63.8 million.

New Accounting Standards

Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

Customers and Backlog

Sales to the U.S. government comprised approximately 52% of the Company’s net sales in fiscal 2009.  No other single customer accounted for more than 10% of the Company’s net sales for this period.  A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog as of September 30, 2009 increased 138.6% to $5,615.4 million compared to $2,353.8 million at September 30, 2008.  Defense segment backlog increased 307.2% to $4,883.8 million at September 30, 2009 compared to $1,199.2 million at September 30, 2008 due largely to the award of the M-ATV contract in June 2009, the renewal of the FHTV contract in October 2008, including a supplemental FHTV award in August 2009, and the award of the FMTV contract in August 2009.  The $266.8 million delivery order under the recently-awarded FMTV contract is under a government issued stop work order until resolution of protests filed with the GAO by the Company’s competitors under that competition.  Access equipment segment backlog decreased 70.2% to $98.3 million at September 30, 2009 compared to $330.0 million at September 30, 2008 due to the global recession and related impact on credit markets.  Access equipment backlog as of September 30, 2009 included $46.5 million relating to telehandler orders from the DoD.  Backlog figures reported for prior periods did not include amounts relating to telehandler orders from the DoD.  The amount of these DoD orders on hand, but not included in backlog, as of September 30, 2008 was $42.7 million.  Fire & emergency segment backlog decreased 11.8% to $558.7 million at September 30, 2009 compared to $633.2 million at September 30, 2008 due in part to weakening domestic municipal markets, the fulfillment of domestic fire apparatus orders in fiscal 2009 received in advance of price increases and new National Fire Protection Association standards that became effective January 1, 2009.  Fire & emergency segment backlog at September 30, 2009 included $49.7 million related to BAI.  BAI was sold in October 2009.  Commercial segment backlog decreased 61.0% to $74.6 million at September 30, 2009 compared to $191.4 million at September 30, 2008.  Backlog at September 30, 2008 included $70.7 million of backlog for Geesink.  Geesink was sold in July 2009.  Unit backlog for domestic refuse collection vehicles was down 32.4% compared to September 30, 2008 partly due to the timing of orders from several large waste haulers.  Unit backlogs for front-discharge and rear-discharge concrete mixers were down 54.5% and 77.2%, respectively, compared to September 30, 2008 as a result of continued weak construction markets in the U.S as a result of the global recession and related impact on credit markets.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed.  Additionally, backlog excludes unfunded portions of the FHTV, MTVR, ID/IQ, LVSR and FMTV contracts.  Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.  Approximately 10.8% of the Company’s September 30, 2009 backlog is not expected to be filled in fiscal 2010.

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

Interest Rate Risk

The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market interest rates.  The Company, as needed, uses interest rate swaps to modify its exposure to interest rate movements.  In January 2007, the Company entered into an interest rate swap to reduce the risk of interest rate changes associated with the Company’s variable rate debt issued to finance the acquisition of JLG.  The swap effectively fixes the variable portion of the interest rate on debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement.  The notional amount of the swap at September 30, 2009 was $1.25 billion and reduces to $750 million on December 7, 2009 and $250 million on December 6, 2010.  The swap terminates on December 6, 2011.

The portion of the Company’s interest expense not effectively fixed in the interest rate swap remains sensitive to changes in the interest rates in the U.S. and off-shore markets.  In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its Credit Agreement.  A 100 basis point increase or decrease in the average cost of the Company’s variable rate debt, including outstanding swaps, would have resulted in a change in fiscal 2009 pre-tax interest expense of approximately $11.9 million.  These amounts are determined on an annual basis by considering the impact of the hypothetical interest rates on average borrowings during fiscal 2009, after consideration of the interest rate swap.

The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations (dollars in millions):

	Expected Maturity Date							Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value
Liabilities
Long-term debt:
Variable rate ($US)	$—	$—	$117.7	$—	$1,902.6	$—	$2,020.3	$2,016.7
Average interest rate	—	—	7.4283%	—	8.5319%	—	8.4676%

Interest Rate Derivatives
Interest rate swaps:
Variable to fixed ($US)	$36.6	$12.8	$1.5	$—	$—	$—	$50.9	$50.9
Average pay rate	5.1050%	5.1050%	5.1050%	—	—	—	5.1050%
Average receive rate	0.5149%	1.6778%	2.6190%	—	—	—	0.9473%

For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  For interest rate swaps, the table presents the notional amounts and weighted-average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.  Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date.

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

Foreign Currency Risk

The Company’s operations consist of manufacturing in the U.S., Belgium, Canada, France, Australia and Romania and sales and limited vehicle body mounting activities on six continents.  International sales were approximately 15% of overall net sales in fiscal 2009, including approximately 10% that involved export sales from the U.S.  The majority of export sales in fiscal 2009 were denominated in U.S. dollars.  As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies in which certain of the Company’s transactions in foreign markets are denominated.  The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the Euro and the U.K. pound sterling, changes between the U.S. dollar and the Australian dollar and changes between the U.S. dollar and the Brazilian real.  Through the Company’s foreign currency hedging activities, the Company seeks to minimize the risk that cash flows resulting from the sales of the Company’s products will be affected by changes in exchange rates.

The Company enters into certain forward foreign currency exchange contracts to mitigate the Company’s foreign currency exchange risk.  These contracts qualify as derivative instruments under ASC Topic 815, Derivatives and Hedging; however, the Company has not designated all of these instruments as hedge transactions under ASC Topic 815.  Accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings along with the offsetting foreign currency transaction gain/loss recognized on the related balance sheet exposure.  At September 30, 2009, the Company was managing $81.5 million (notional) of foreign currency contracts, all of which were not designated as accounting hedges and all of which settle within 60 days.

The following table quantifies outstanding forward foreign exchange contracts intended to hedge non-U.S. dollar denominated cash, receivables and payables and the corresponding impact on the value of these instruments assuming a 10% appreciation/depreciation of the U.S. dollar relative to all other currencies on September 30, 2009 (dollars in millions):

				Foreign Exchange
				Gain/(Loss) From:
	Notional Amount	Average Contractual Exchange Rate	Fair Value	10% Appreciation of U.S. Dollar	10% Depreciation of U.S. Dollar
Sell Euro / Buy USD	$69.6	1.4614	$(0.1)	$6.9	$(6.9)
Sell AUD / Buy USD	3.5	0.8633	(0.1)	0.4	(0.4)
Sell GBP / Buy Euro	5.4	0.9200	—	—	—
Sell PLN / Buy Euro	3.0	4.2086	—	—	—

As previously noted, the Company’s policy prohibits the trading of financial instruments for speculative purposes or the use of leveraged instruments.  It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying receivables and payables.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Market Risk” contained in Item 7 of this Form 10-K is hereby incorporated by reference in answer to this item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Oshkosh Corporation

Oshkosh, Wisconsin

We have audited the accompanying consolidated balance sheets of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of the Company at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 2 to the Consolidated Financial Statements, the Company adopted new accounting guidance on the accounting for uncertainty in income taxes, on October 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

November 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Oshkosh Corporation

Oshkosh, Wisconsin

We have audited the internal control over financial reporting of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report (Management’s Report on Internal Control over Financial Reporting). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended September 30, 2009, of the Company and our report dated November 18, 2009, expresses an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/S/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

November 18, 2009

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Fiscal Year Ended September 30,
	2009	2008	2007

Net sales	$5,295.2	$6,936.4	$6,139.3
Cost of sales	4,589.2	5,758.1	5,052.8
Gross income	706.0	1,178.3	1,086.5

Operating expenses:
Selling, general and administrative	435.8	493.5	411.9
Amortization of purchased intangibles	62.4	68.8	65.5
Intangible assets impairment charges	1,199.8	1.0	—
Total operating expenses	1,698.0	563.3	477.4

Operating (loss) income	(992.0)	615.0	609.1

Other income (expense):
Interest expense	(212.8)	(212.1)	(200.8)
Interest income	4.8	7.1	6.2
Miscellaneous, net	8.5	(9.3)	0.9
	(199.5)	(214.3)	(193.7)

(Loss) income from continuing operations before income taxes, equity in earnings of unconsolidated affiliates and minority interest, net	(1,191.5)	400.7	415.4
(Benefit from) provision for income taxes	(19.7)	120.8	137.7

(Loss) income from continuing operations before equity in earnings of unconsolidated affiliates and minority interest, net	(1,171.8)	279.9	277.7

Equity in (losses) earnings of unconsolidated affiliates, net of income taxes of $(0.8), $2.7 and $3.1	(1.4)	6.3	7.3
Minority interest, net of income taxes of $0.0, $0.1 and $0.1	0.9	0.7	0.3
(Loss) income from continuing operations	(1,172.3)	286.9	285.3

Discontinued operations (Note 3):
Income (loss) from discontinued operations	19.0	(210.3)	(19.7)
Income tax benefit	(54.5)	(2.7)	(2.5)
Income (loss) from discontinued operations, net of tax	73.5	(207.6)	(17.2)

Net (loss) income	$(1,098.8)	$79.3	$268.1

(Loss) earnings per share-basic:
From continuing operations	$(15.33)	$3.88	$3.88
From discontinued operations	0.96	(2.81)	(0.24)
	$(14.37)	$1.07	$3.64
(Loss) earnings per share-diluted:
From continuing operations	$(15.33)	$3.83	$3.81
From discontinued operations	0.96	(2.77)	(0.23)
	$(14.37)	$1.06	$3.58

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	September 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$530.4	$88.2
Receivables, net	563.8	997.8
Inventories, net	789.7	941.6
Deferred income taxes	75.5	66.6
Other current assets	183.8	58.2
Total current assets	2,143.2	2,152.4
Investment in unconsolidated affiliates	37.3	38.1
Property, plant and equipment, net	410.2	453.3
Goodwill	1,077.3	2,274.1
Purchased intangible assets, net	967.8	1,059.9
Other long-term assets	132.2	103.7
Total assets	$4,768.0	$6,081.5

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$15.0	$93.5
Accounts payable	555.8	639.9
Customer advances	731.9	296.8
Payroll-related obligations	74.5	104.8
Income taxes payable	3.1	11.1
Accrued warranty	72.8	88.3
Other current liabilities	205.5	228.8
Total current liabilities	1,658.6	1,463.2
Long-term debt, less current maturities	2,023.2	2,680.5
Deferred income taxes	239.6	308.9
Other long-term liabilities	330.3	237.0
Commitments and contingencies
Minority interest	2.2	3.3
Shareholders’ equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 89,495,337 and 74,545,337 shares issued, respectively)	0.9	0.7
Additional paid-in capital	619.5	250.7
(Accumulated deficit) retained earnings	(30.8)	1,082.9
Accumulated other comprehensive (loss) income	(74.7)	55.7
Common Stock in treasury, at cost (64,215 and 116,499 shares, respectively)	(0.8)	(1.4)
Total shareholders’ equity	514.1	1,388.6
Total liabilities and shareholders’ equity	$4,768.0	$6,081.5

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except per share amounts)

			(Accumulated	Accumulated	Common	Compre-
		Additional	Deficit)	Other	Stock in	hensive
	Common	Paid-In	Retained	Comprehensive	Treasury	(Loss)
	Stock	Capital	Earnings	(Loss) Income	at Cost	Income
Balance at September 30, 2006	$0.7	$205.2	$797.8	$59.2	$(1.0)
Comprehensive income (loss):
Net income	—	—	268.1	—	—	$268.1
Change in fair value of derivative instruments, net of tax of $7.0	—	—	—	(12.0)	—	(12.0)
Losses reclassified into earnings from other comprehensive income, net of tax of $3.3	—	—	—	5.7	—	5.7
Minimum pension liability adjustment, net of tax of $4.9	—	—	—	(7.9)	—	(7.9)
Currency translation adjustments, net	—	—	—	110.2	—	110.2
Total comprehensive income						$364.1
Cash dividends ($0.40 per share)	—	—	(29.6)	—	—
Exercise of stock options	—	5.5	—	—	1.0
Tax benefit related to stock-based compensation	—	6.8	—	—	—
Repurchase of Common Stock	—	—	—	—	(1.6)
Stock-based compensation and award of nonvested shares	—	11.7	—	—	—
Adjustment to initially adopt Financial Accounting Standard No. 158	—	—	—	(26.2)	—
Balance at September 30, 2007	0.7	229.2	1,036.3	129.0	(1.6)
Comprehensive income (loss):
Net income	—	—	79.3	—	—	$79.3
Change in fair value of derivative instruments, net of tax of $19.2	—	—	—	(29.9)	—	(29.9)
Losses reclassified into earnings from other comprehensive income, net of tax of $9.1	—	—	—	14.6	—	14.6
Minimum pension liability adjustment, net of tax of $11.1	—	—	—	(17.4)	—	(17.4)
Currency translation adjustments, net	—	—	—	(40.6)	—	(40.6)
Total comprehensive income						$6.0
Cash dividends ($0.40 per share)	—	—	(29.8)	—	—
Exercise of stock options	—	2.9	—	—	1.6
Tax benefit related to stock-based compensation	—	3.6	—	—	—
Repurchase of Common Stock	—	—	—	—	(1.4)
Stock-based compensation and award of nonvested shares	—	15.0	—	—	—
Adjustment to initially adopt Financial Accounting Standards Interpretation No. 48 - See Note 19	—	—	(2.9)	—	—
Balance at September 30, 2008	0.7	250.7	1,082.9	55.7	(1.4)
Comprehensive income (loss):
Net loss	—	—	(1,098.8)	—	—	$(1,098.8)
Change in fair value of derivative instruments, net of tax of $21.3	—	—	—	(34.0)	—	(34.0)
Losses reclassified into earnings from other comprehensive income, net of tax of $18.6	—	—	—	29.7	—	29.7
Minimum pension liability adjustment, net of tax of $19.2	—	—	—	(31.8)	—	(31.8)
Currency translation adjustments reclassified into earnings from other comprehensive income, net	—	—	—	(92.0)	—	(92.0)
Currency translation adjustments, net	—	—	—	(2.3)	—	(2.3)
Total comprehensive loss						$(1,229.2)
Issuance of shares for public equity offering - See Note 15	0.2	357.9	—	—	—
Cash dividends ($0.20 per share)	—	—	(14.9)	—	—
Exercise of stock options	—	(0.1)	—	—	0.7
Stock-based compensation and award of nonvested shares	—	10.9	—	—	—
Other	—	0.1	—	—	(0.1)
Balance at September 30, 2009	$0.9	$619.5	$(30.8)	$(74.7)	$(0.8)

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year Ended September 30,
	2009	2008	2007
Operating activities:
Net (loss) income	$(1,098.8)	$79.3	$268.1
Intangible assets impairment charges	1,199.8	175.2	—
Gain on sale of Geesink	(33.8)	—	—
Depreciation and amortization	152.0	152.9	129.0
Stock-based compensation expense	10.9	15.0	11.7
Deferred income taxes	(51.2)	(10.4)	13.6
Equity in losses (earnings) of unconsolidated affiliates	2.2	(4.0)	(6.7)
Minority interest	(0.9)	(0.7)	(0.4)
Gain on sale of assets	(2.5)	(1.3)	(1.4)
Foreign currency transaction losses (gains)	1.1	5.7	(9.4)
Changes in operating assets and liabilities:
Receivables, net	377.2	65.6	(408.9)
Inventories, net	112.6	(38.7)	116.0
Other current assets	(89.0)	(8.8)	42.9
Accounts payable	(55.8)	15.6	137.8
Customer advances	435.6	(41.3)	70.5
Income taxes	(26.4)	(22.1)	34.7
Other current liabilities	(50.3)	(29.2)	31.6
Other long-term assets and liabilities	16.2	37.6	(23.1)
Net cash provided by operating activities	898.9	390.4	406.0

Investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(3,140.5)
Additions to property, plant and equipment	(46.2)	(75.8)	(83.0)
Additions to equipment held for rental	(15.4)	(42.5)	(19.0)
Proceeds from sale of property, plant and equipment	3.9	4.0	3.4
Proceeds from sale of equipment held for rental	6.1	13.0	11.2
Other	(4.5)	1.1	1.3
Net cash used by investing activities	(56.1)	(100.2)	(3,226.6)

Financing activities:
Proceeds from issuance of long-term debt	—	—	3,100.0
Debt issuance costs	(20.1)	—	(34.9)
Repayment of long-term debt	(682.2)	(304.7)	(96.8)
Net (repayments) borrowings under revolving credit facility	(49.4)	54.7	(79.9)
Proceeds from issuance of Common Stock, net	358.1	—	—
Proceeds from exercise of stock options	0.6	4.5	6.5
Purchase of Common Stock	(0.2)	(1.4)	(1.6)
Excess tax benefits from stock-based compensation	—	3.1	6.0
Dividends paid	(14.9)	(29.8)	(29.6)
Net cash (used) provided by financing activities	(408.1)	(273.6)	2,869.7

Effect of exchange rate changes on cash	7.5	(3.6)	4.1
Increase in cash and cash equivalents	442.2	13.0	53.2
Cash and cash equivalents at beginning of year	88.2	75.2	22.0
Cash and cash equivalents at end of year	$530.4	$88.2	$75.2

Supplemental disclosures:
Cash paid for interest	$183.8	$211.2	$179.4
Cash paid for income taxes	5.5	138.2	82.3

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Operations

Oshkosh Corporation and its subsidiaries (the “Company”), are leading manufacturers of a wide variety of specialty vehicles and vehicle bodies predominately for the North American and European markets.  “Oshkosh” refers to Oshkosh Corporation, not including its subsidiaries.  The Company sells its products into four principal vehicle markets — defense, access equipment, fire & emergency and commercial.  The defense business is conducted through the operations of Oshkosh.  The access equipment business is conducted through its wholly-owned subsidiary, JLG Industries, Inc. and its wholly-owned subsidiaries (“JLG”).  JLG holds, along with an unaffiliated third-party, a 50% interest in a joint venture in The Netherlands, RiRent Europe, B.V. (“RiRent”).  The Company’s fire & emergency business is principally conducted through its wholly-owned subsidiaries Pierce Manufacturing Inc. (“Pierce”), the airport products division of Oshkosh, JerrDan Corporation (“JerrDan”), Kewaunee Fabrications, LLC (“Kewaunee”), Medtec Ambulance Corporation (“Medtec”), Oshkosh Specialty Vehicles, Inc., AK Specialty Vehicles B.V. and their wholly-owned subsidiaries (together “OSV”) and the Company’s 75%-owned subsidiary BAI Brescia Antincendi International S.r.l. and its wholly-owned subsidiary (“BAI”).  In October 2009, the Company sold its 75% interest in BAI to the BAI management team.  The Company’s commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. (“McNeilus”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”), Iowa Mold Tooling Co, Inc. (“IMT”) and the commercial division of Oshkosh.  McNeilus is one of two general partners in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), which provides lease financing to the Company’s commercial customers.  McNeilus owns a 49% interest in Mezcladores Trailers de Mexico, S.A. de C.V. (“Mezcladores”), which manufactures and markets concrete mixers, concrete batch plants and refuse collection vehicles in Mexico.

On July 1, 2009, the Company completed the sale of its ownership in Geesink Group B.V., Geesink Norba Limited and Norba A. B. (collectively, “Geesink”).  Geesink, a European refuse collection vehicle manufacturer, was previously included in the Company’s commercial segment.  The historical operating results of these businesses have been reclassified and are now presented in “Income (loss) from discontinued operations,” in the Consolidated Statements of Operations for all periods.

2.     Summary of Significant Accounting Policies

Principles of Consolidation and Presentation — The consolidated financial statements include the accounts of Oshkosh and all of its majority-owned or controlled subsidiaries and are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The 25% historical book value of BAI at the date of acquisition and 25% of subsequent operating results related to that portion of BAI not owned by the Company have been reflected as minority interest on the Company’s consolidated balance sheets and consolidated statements of operations, respectively.  The Company accounts for its 50% voting interest in OMFSP and RiRent and its 49% interest in Mezcladores under the equity method.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition — The Company recognizes revenue on equipment and parts sales when contract terms are met, collectability is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer.  Revenue from service agreements is recognized as earned when services have been rendered.  Appropriate provisions are made for discounts, returns and sales allowances.  Sales are recorded net of amounts invoiced for taxes imposed on the customer such as excise or value-added taxes.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales to the U.S. government of non-commercial products manufactured to the government’s specifications are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are accepted by the government.  The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable.  The Company charges anticipated losses on contracts or programs in progress to earnings when identified.  Bid and proposal costs are expensed as incurred.

Shipping and Handling Fees and Costs — Revenue received from shipping and handling fees is reflected in net sales.  Shipping and handling fee revenue was not significant for all periods presented.  Shipping and handling costs are included in cost of sales.

Warranty — Provisions for estimated warranty and other related costs are recorded in cost of sales at the time of sale and are periodically adjusted to reflect actual experience.  The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under the warranty plans.  Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns.  The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of features/components included in product models. Also, each quarter, the Company reviews actual warranty claims experience to determine if there are systemic defects that would require a field campaign.

Research and Development and Similar Costs — Except for customer sponsored research and development costs incurred pursuant to contracts, research and development costs are expensed as incurred and included as part of cost of sales.  Research and development costs charged to expense amounted to $73.3 million, $90.1 million and $73.5 million during fiscal 2009, 2008 and 2007, respectively.  Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

Advertising — Advertising costs are included in selling, general and administrative expense and are expensed as incurred.  These expenses totaled $11.8 million, $21.9 million and $16.5 million in fiscal 2009, 2008 and 2007, respectively.

Environmental Remediation Costs — The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable.  The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties’ financial condition and probable contribution.  The accruals are recorded at undiscounted amounts and are reflected as liabilities on the accompanying consolidated balance sheets.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  The accruals are adjusted as further information develops or circumstances change.

Stock-Based Compensation — The Company recognizes stock-based compensation using the fair value provisions prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation.  Accordingly, compensation costs for stock options, restricted stock and performance shares are calculated based on the fair value of the instrument at the time of grant and are recognized as expense over the vesting period of the stock-based instrument.  See Note 16 of the Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plan.

Income Taxes — Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities using currently enacted tax rates and laws.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective October 1, 2007, the Company adopted a new accounting standard on accounting for uncertainty in income taxes.  The new standard prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new standard also provided guidance on derecognition, classification, interest and penalties, disclosure and transition.  The evaluation of a tax position in accordance with the new standard is a two-step process.  The first step is recognition, where the Company evaluates whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes.  For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded.  For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded.  The actual benefits ultimately realized may differ from the Company’s estimates.  In future periods, changes in facts and circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions.  Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur.  Upon adoption of the new standard, the Company recognized a $2.9 million charge to retained earnings and the reclassification of $30.0 million in liabilities related to uncertain tax positions in the Company’s Consolidated Balance Sheet from income taxes payable to other long-term assets ($6.2 million) and long-term liabilities ($36.2 million).

Income taxes are provided on financial statement earnings of non-U.S. subsidiaries expected to be repatriated.  The Company determines annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations.  As a result of anticipated cash requirements in the foreign subsidiaries, the Company currently believes that all earnings of non-U.S. subsidiaries will be reinvested indefinitely to finance foreign activities.  Accordingly, no deferred income taxes have been provided for the repatriation of those earnings.

Fair Value of Financial Instruments — Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable and accrued liabilities approximated fair value as of September 30, 2009 and 2008.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents at September 30, 2009 consisted principally of money market instruments and bank deposits.

Receivables — Receivables consist of amounts billed and currently due from customers and unbilled costs and accrued profits related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers.  The Company extends credit to customers in the normal course of business and maintains an allowance for estimated losses resulting from the inability or unwillingness of customers to make required payments.  The accrual for estimated losses is based on its historical experience, existing economic conditions and any specific customer collection issues the Company has identified.

Concentration of Credit Risk — Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, trade accounts receivable, OMFSP lease receivables and guarantees of certain customers’ obligations under deferred payment contracts and lease purchase agreements.

The Company maintains cash and cash equivalents, and other financial instruments, with various major financial institutions.  The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

Concentration of credit risk with respect to trade accounts and leases receivable is limited due to the large number of customers and their dispersion across many geographic areas.  However, a significant amount of trade and lease receivables are with the U.S. government, with rental companies globally, with companies in the ready-mix concrete industry, with municipalities and with several large waste haulers in the United States.  The Company continues to monitor credit risk associated with its trade receivables, especially during the global recession.

Inventories — Inventories are stated at the lower of cost or market.  Cost has been determined using the last-in, first-out (“LIFO”) method for 80.6% of the Company’s inventories at September 30, 2009 and 68.9% at September 30, 2008.  For the remaining inventories, cost has been determined using the first-in, first-out (“FIFO”) method.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-Based Payments — The Company’s contracts with the U.S. Department of Defense (“DoD”) to deliver heavy-payload tactical vehicles (Family of Heavy Tactical Vehicles and Logistic Vehicle System Replacement), medium-payload tactical vehicles (Medium Tactical Vehicle Replacement) and MRAP-All Terrain Vehicles (“M-ATVs”), as well as certain other defense-related contracts, include requirements for “performance-based payments.”  The performance-based payment provisions in the contracts require the DoD to pay the Company based on the completion of certain pre-determined events in connection with the production under these contracts.  Performance-based payments received are first applied to reduce outstanding receivables for units accepted in accordance with contractual terms, with any remaining amount recorded as an offset to inventory to the extent of related inventory on hand.  Amounts received in excess of receivables and inventories are included in liabilities as customer advances.

Property, Plant and Equipment — Property, plant and equipment are recorded at cost.  Depreciation is provided over the estimated useful lives of the respective assets using accelerated and straight-line methods.  The estimated useful lives range from 10 to 50 years for buildings and improvements, from 4 to 25 years for machinery and equipment and from 3 to 10 years for capitalized software and related costs.  The Company capitalizes interest on borrowings during the active construction period of major capital projects.  Capitalized interest is immaterial for all periods presented.  All capitalized interest has been added to the cost of the underlying assets and is amortized over the useful lives of the assets.

Goodwill — Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired.  Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events or “indicators of potential impairment” occur.  The Company performs its annual impairment test in the fourth quarter of its fiscal year.  The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates.  Estimated cash flows and related goodwill are grouped at the reporting unit level.  A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment that constitutes a business.  When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In fiscal 2009 and 2008, the Company recorded non-cash impairment charges of $1,169.2 million and $167.4 million, respectively.  See Note 8 of the Notes to Consolidated Financial Statements for a discussion of the fiscal 2009 charges.  The majority of the fiscal 2008 charges related to discontinued operations (see Note 3 of the Notes to Consolidated Financial Statements for further information).

In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units.  The Company evaluates the recoverability of goodwill primarily utilizing the income approach.  The Company believes that the use of this approach is appropriate as it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance.  This approach also mitigates the impact of cyclical trends that occur in the reporting unit’s industry.  Under the income approach, the Company determines fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.  Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management.  Rates used to discount estimated cash flows correspond to the Company’s cost of capital, adjusted for risk where appropriate, and are dependent upon interest rates at a point in time.  There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.  It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

Impairment of Long-Lived Assets — Property, plant and equipment and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Non-amortizable tradenames are assessed for impairment at least annually and as triggering events or “indicators of potential impairment” occur.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Such analyses necessarily involve significant judgment.  In fiscal 2009 and 2008, the Company recorded non-cash impairment charges of $30.6 million and $7.8 million, respectively, related to long-lived assets.

Floor Plan Notes Payable — Floor plan notes payable represent liabilities related to the purchase of commercial vehicle chassis upon which the Company mounts its manufactured vehicle bodies.  Floor plan notes payable are non-interest bearing for terms ranging up to 120 days and must be repaid upon the sale of the vehicle to a customer.  The Company’s practice is to repay all floor plan notes for which the non-interest bearing period has expired without sale of the vehicle to a customer.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer Advances — Customer advances include amounts received in advance of the completion of fire & emergency and commercial vehicles.  Most of these advances bear interest at variable rates approximating the prime rate.  Advances also include any performance-based payments received from the DoD in excess of the value of related inventory.  Advances from the DoD are non-interest bearing.  See preceding discussion on performance-based payments.

Accumulated Other Comprehensive (Loss) Income — Comprehensive (loss) income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income.  The Company has chosen to report Comprehensive (Loss) Income and Accumulated Other Comprehensive (Loss) Income, which encompasses net income (loss), cumulative translation adjustments, unrealized gains (losses) on derivatives and minimum pension liability adjustments in the Consolidated Statements of Shareholders’ Equity.

The components of Accumulated Other Comprehensive (Loss) Income are as follows (in millions):

		Minimum		Accumulated
	Cumulative	Pension		Other
	Translation	Liability	Gains (Losses)	Comprehensive
	Adjustments	Adjustments	on Derivatives	Income (Loss)

Balance at September 30, 2006	$65.9	$(1.0)	$(5.7)	$59.2
Fiscal year change	110.2	(34.1)	(6.3)	69.8
Balance at September 30, 2007	176.1	(35.1)	(12.0)	129.0
Fiscal year change	(40.6)	(17.4)	(15.3)	(73.3)
Balance at September 30, 2008	135.5	(52.5)	(27.3)	55.7
Fiscal year change	(94.3)	(31.8)	(4.3)	(130.4)
Balance at September 30, 2009	$41.2	$(84.3)	$(31.6)	$(74.7)

Foreign Currency Translation — All balance sheet accounts have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred.  Resulting translation adjustments are included in “Accumulated other comprehensive (loss) income.”  Foreign currency transactions gains or losses are included in “Miscellaneous, net” in the Consolidated Statements of Operations.  The Company recorded net foreign currency transaction gains (losses) of $5.7 million, $(9.3) million and $2.1 million in fiscal 2009, 2008 and 2007, respectively.

Derivative Financial Instruments — The Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge.  Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks.  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred income taxes.  Changes in fair value of derivatives not qualifying as hedges are reported in income.  Cash flows from derivatives that are accounted for as cash flow or fair value hedges are included in the Consolidated Statements of Cash Flows in the same category as the item being hedged.

Subsequent Events — The Company evaluated subsequent events after the balance sheet date through November 18, 2009, which is the date the Company filed its Form 10-K, for appropriate accounting and disclosure.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements — In September 2007, the FASB issued a new standard on fair value measurements, which defined fair value, established a framework for measuring fair value and expanded disclosures about fair value measurements.  The fair value standard clarified the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact business for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  Effective October 1, 2008, the Company partially adopted the fair value standard but did not adopt it for non-financial assets and liabilities which are not recognized or disclosed at fair value on a recurring basis.  See Note 14 of the Notes to Consolidated Financial Statements for additional information regarding fair value measurement disclosures.  The Company will be required to adopt the fair value standard for non-financial assets and liabilities which are not recognized or disclosed at fair value on a recurring basis on October 1, 2009.  The adoption of the remaining provisions of the fair value standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued a new standard on business combinations, which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date.  Acquisition-related transaction and restructuring costs will be expensed rather than treated as acquisition costs and included in the amount recorded for assets acquired.  The new business combination standard will be effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after October 1, 2009.  The new business combination standard also amends ASC Topic 740, Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to October 1, 2009 would also apply the provision of the new business combination standard.  At September 30, 2009, the Company had $20.1 million of tax contingencies associated with acquisitions that closed prior to October 1, 2009.  Any adjustments required upon resolution of these contingencies will be reflected in “(Benefit from) provision for income taxes” in the Consolidated Statements of Operations.

In December 2007, the FASB issued a new standard on noncontrolling interests in consolidated financial statements, which clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The Company will be required to adopt the new noncontrolling interests standard as of October 1, 2009.  The adoption of the new noncontrolling interests standard is not expected to have a material impact on the Company’s financial condition, results of operations and cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R), to address the elimination of the concept of a qualifying special purpose entity.  SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity.  Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity.  The Company will be required to adopt SFAS No. 167 as of October 1, 2010.  The Company is currently evaluating the impact of SFAS No. 167 on the Company’s financial condition, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP.  SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative U.S. GAAP for SEC registrants.  The Company was required to adopt SFAS No. 168 as of September 30, 2009.  The adoption of SFAS No. 168 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

3.              Discontinued Operations

On July 1, 2009, the Company sold Geesink to a third party for nominal cash consideration.  Following reclassification of $92.0 million of cumulative translation adjustments out of shareholders’ equity, the Company recorded a pretax gain on the sale of $33.8 million, which was recognized in the fourth quarter of fiscal 2009.  As a result of the sale, the historical results of Geesink, which were previously included in the Company’s commercial segment, have been reclassified and are now included in discontinued operations in the Company’s Consolidated Statements of Operations.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to rationalization of manufacturing facilities, inefficiencies associated with the relocation and start-up of production of Norba-branded products from Sweden to The Netherlands and increased material costs and product warranties, the Company’s European refuse collection vehicle business, Geesink, sustained a loss related to its operations of $27.5 million in the first nine months of fiscal 2008.  The loss was significantly more than estimated in the Company’s financial projections supporting its fiscal 2007 fourth quarter impairment test.

The Company had taken steps during fiscal 2007 and the first six months of fiscal 2008 to turn around the Geesink business, including selling an unprofitable facility in The Netherlands during the first quarter of fiscal 2008, reaching an agreement with the Works Council in Sweden regarding rationalizing a facility in that country in order to consolidate Norba-branded production in The Netherlands, reducing its work force, installing new executive leadership, integrating operations with JLG, implementing lean manufacturing practices, introducing new products and outsourcing components to lower cost manufacturing sites.  In June 2008, it became evident that synergies related to Geesink’s facility rationalization program would be lower than expected and costs to execute the rationalization would be higher than anticipated.  The resulting slower than expected and more difficult return to profitability of Geesink’s business, further escalation of raw material costs, a softening of economies in Western Europe and a reduction in fabrication volume for the Company’s access equipment segment at Geesink’s Romania facility due to a slowdown in the European access equipment market led the Company to the conclusion that a charge for impairment was required.  During the third quarter of fiscal 2008, the Company took these factors into account in developing its fiscal 2009 and long-term forecast for this business.  With the assistance of a third-party valuation firm, the Company determined that Geesink goodwill and non-amortizable intangible assets were impaired and the Company recorded non-cash, pre-tax impairment charges of $174.2 million in the third quarter of fiscal 2008.  The evaluation was based upon a discounted cash flow analysis of the historical and forecasted operating results of this business.

The following amounts related to Geesink’s operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Operations (in millions):

	Fiscal Year Ended September 30,
	2009	2008	2007

Net sales	$138.1	$201.9	$168.0
Cost of sales	130.0	196.9	151.7
Gross income	8.1	5.0	16.3
Operating expenses:
Selling, general and administrative	22.0	39.0	34.7
Amortization of purchased intangibles	0.3	0.5	0.4
Intangible assets impairment charges	—	174.2	—
Total operating expenses	22.3	213.7	35.1
Operating loss	(14.2)	(208.7)	(18.8)
Other expense	(0.6)	(1.6)	(0.9)
Loss before income taxes	(14.8)	(210.3)	(19.7)
Benefit from income taxes	(54.5)	(2.7)	(2.5)
Income (loss) from operations, net of tax	39.7	(207.6)	(17.2)
Gain on sale of Geesink	33.8	—	—
Income (loss) from discontinued operations, net of tax	$73.5	$(207.6)	$(17.2)

The Fiscal 2009 benefit from income taxes includes $54.0 million related to a worthless stock/bad debt deduction claimed by the Company related to the Geesink discontinued operations.  See Note 19 of Notes to Consolidated Financial Statements.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has elected not to reclassify Geesink balances in the Consolidated Balance Sheets.  The following is a summary of the assets and liabilities of Geesink’s operations.  The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables and payables between Geesink and the Company (in millions):

	July 1,	September 30,
	2009	2008

Receivables, net	$45.9	$49.2
Inventories, net	41.8	54.0
Deferred income taxes	3.0	3.2
Other current assets	3.3	3.3
Total current assets	94.0	109.7

Property, plant and equipment, net	17.4	18.0
Purchased intangible assets, net	2.8	3.2
Other long-term assets	1.9	0.7
Total non-current assets	22.1	21.9

Accounts payable	(29.8)	(36.0)
Accrued and other current liabilities	(31.6)	(27.7)
Total current liabilities	(61.4)	(63.7)

Deferred income taxes	(1.4)	(1.9)
Other long-term liabilities	(0.9)	(0.2)
Total non-current liabilities	(2.3)	(2.1)
Net assets	$52.4	$65.8

Accumulated other comprehensive income included $92.0 million and $93.2 million of cumulative currency translation adjustments at July 1, 2009 and September 30, 2008, respectively.  Cumulative currency translation adjustments were reclassified out of shareholders’ equity against the Company’s recorded interest in the book value of the net assets of Geesink upon its sale, giving rise to a $33.8 million gain on sale in the fourth quarter of fiscal 2009.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.              Receivables

Receivables consisted of the following (in millions):

	September 30,
	2009	2008
U.S. government:
Amounts billed	$243.1	$199.4
Cost and profits not billed	5.9	6.1
	249.0	205.5
Other trade receivables	289.9	738.7
Finance receivables	46.7	26.4
Pledged finance receivables	—	3.9
Notes receivables	66.5	61.8
Other receivables	26.9	43.6
	679.0	1,079.9
Less allowance for doubtful accounts	(42.0)	(24.8)
	$637.0	$1,055.1

Current receivables	$563.8	$997.8
Long-term receivables	73.2	57.3
	$637.0	$1,055.1

The Company recorded provisions for credit losses of $50.1 million in fiscal 2009, including a $24.4 million accrual for losses on customer guarantees, which is recorded as a liability in the Consolidated Balance Sheets.  The provisions were concentrated in the access equipment segment due to the effects of the global recession on the financial health of its customers and due to reductions in the underlying collateral value of the equipment.

Costs and profits not billed generally will become billable upon the Company achieving certain contract milestones.

Finance receivables represent sales-type leases resulting from the sale of the Company’s products.  Finance receivables generally include a residual value component.  Residual values are determined based on the expectation that the underlying equipment will have a minimum fair market value at the end of the lease term.  This residual value accrues to the Company at the end of the lease.  The Company uses its experience and knowledge as an original equipment manufacturer and participant in end markets for the related products along with third-party studies to estimate residual values.  The Company monitors these values for impairment on a periodic basis and reflects any resulting reductions in value in current earnings.  As of September 30, 2009, approximately 72% of the finance receivables were due from four parties.  Finance and pledged finance receivables consisted of the following (in millions):

	September 30,
	2009	2008

Finance receivables	$52.0	$28.8
Pledged finance receivables	—	3.9
	52.0	32.7
Estimated residual value	2.1	2.0
Less unearned income	(7.4)	(4.4)
Net finance and pledged finance receivables	46.7	30.3
Less allowance for doubtful accounts	(11.8)	(1.2)
	$34.9	$29.1

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contractual maturities of the Company’s finance receivables at September 30, 2009 were as follows: 2010 - $11.1 million; 2011 - $9.8 million; 2012 - $9.9 million; 2013 - $10.6 million; 2014 - $6.3 million; and thereafter - $4.3 million.  Historically, finance receivables have been paid off prior to their contractual due dates, although that may change in the current economic environment.  As a result, contractual maturities are not to be regarded as a forecast of future cash flows.  Provisions for losses on finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio.

Notes receivable include refinancing of trade accounts and finance receivables.  As of September 30, 2009, approximately 85% of the notes receivable were due from two parties.  The Company routinely evaluates the creditworthiness of its customers and establishes reserves if required under the circumstances.  Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor.  The Company may incur losses in excess of recorded reserves if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

5.              Inventories

Inventories consisted of the following (in millions):

	September 30,
	2009	2008

Raw materials	$513.4	$474.0
Partially finished products	326.3	275.5
Finished products	325.2	419.5
Inventories at FIFO cost	1,164.9	1,169.0
Less: Progress/performance-based payments on U.S. government contracts	(317.3)	(154.3)
Excess of FIFO cost over LIFO cost	(57.9)	(73.1)
	$789.7	$941.6

Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

Inventory includes costs which are amortized to expense as sales are recognized under certain contracts.  At September 30, 2009 and 2008, unamortized costs related to long-term contracts of $3.5 million and $3.3 million, respectively, were included in inventory.

During fiscal 2009, reductions in FIFO inventory levels resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared with the cost of current-year purchases.  The effect of the LIFO inventory liquidations on fiscal 2009 results was to decrease costs of goods sold by $6.0 million and increase earnings from continuing operations by $3.7 million ($0.05 per share).  The Company recognized pre-tax income from continuing operations of $15.2 million and expense of $26.7 million and $10.6 million as a result of LIFO inventory adjustments in fiscal 2009, 2008 and 2007, respectively.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.              Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method, and consisted of the following (in millions):

	Percent-	September 30,
	owned	2009	2008

OMFSP (U.S.)	50%	$14.7	$16.0
RiRent (The Netherlands)	50%	15.7	15.4
Mezcladoras (Mexico)	49%	6.9	6.7
		$37.3	$38.1

The investment generally represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest.  Earnings and losses, net of related income taxes, are reflected in “Equity in (losses) earnings of unconsolidated affiliates.”

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

OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to certain customers of the Company.  The Company sells vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers.  The Company’s sales to OMFSP were $14.7 million, $39.7 million and $72.6 million in fiscal 2009, 2008 and 2007, respectively.  Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees.  Each partner funds one-half of the approximate 4.0% to 8.0% equity portion of the cost of new equipment purchases.  Customers typically provide a 2.0% to 6.0% down payment.  Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement.  Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP.  All such OMFSP indebtedness is non-recourse to the Company and its partner.  Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP.  For these and other reasons, the Company has determined that OMFSP is a voting interest entity.  Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.  The Company received cash distributions from OMFSP of $5.5 million and $4.7 million in fiscal 2008 and 2007, respectively.  No cash distributions were received in fiscal 2009.

The Company and an unaffiliated third-party are joint venture partners in RiRent.  RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe.  The re-rental fleet provides rental companies with equipment to support requirements on short notice.  RiRent does not provide services directly to end users.  The Company’s sales to RiRent were $4.4 million, $49.3 million and $31.5 million in fiscal 2009, 2008 and 2007, respectively.  The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years.  Indebtedness of RiRent is secured by the underlying leases and assets of RiRent.  All such RiRent indebtedness is non-recourse to the Company and its partner.  Under RiRent’s €55.0 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio of at least 30.0% (40.6% as of June 30, 2009).

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.              Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2009	2008

Land and land improvements	$44.2	$47.3
Buildings	210.4	219.0
Machinery and equipment	442.3	433.1
Equipment on operating lease to others	56.8	57.0
Construction in progress	9.7	—
	763.4	756.4
Less accumulated depreciation	(353.2)	(303.1)
	$410.2	$453.3

Depreciation expense recorded in continuing operations was $75.7 million, $73.4 million and $54.7 million in fiscal 2009, 2008 and 2007, respectively.  Capitalized interest was insignificant in fiscal 2009, 2008 and 2007.  Equipment on operating lease to others represents the cost of equipment sold to customers for whom the Company has guaranteed the residual value and equipment on short-term leases.  These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years.  Cost less accumulated depreciation for equipment on operating lease at September 30, 2009 and 2008 was $38.7 million and $41.1 million, respectively.

8.              Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually, or more frequently if potential interim indicators exist that could result in impairment.  The Company performs its annual impairment test in the fourth quarter of its fiscal year.  During the fourth quarter of fiscal 2008, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally tradenames) and concluded that no impairment was required.

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

To derive the fair value of its reporting units, the Company performed extensive valuation analyses with the assistance of a third-party valuation advisor, utilizing both income and market approaches.  Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.  Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management.  The sum of the fair values of the reporting units was reconciled to the Company’s market capitalization as of February 28, 2009 plus an estimated control premium.  For the second quarter of fiscal 2009 impairment analysis, the Company used a weighted-average cost of capital of 14.5% and a terminal growth rate of 3%.  This resulted in a control premium of 67%, based upon the relatively low price of the Company’s Common Stock on February 28, 2009 of $6.26 per share.  Under the market approach, the Company derived the fair value of its reporting units based on revenue multiples of comparable publicly-traded companies.  The final valuation was more heavily weighted towards the income approach as the Company believed the data available to apply the market approach at the time of the testing was not reliable as a result of the extreme volatility in stock prices due to the global recession and credit crisis.  Changes in estimates or the application of alternative assumptions could have produced significantly different results.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of this analysis, $1,167.8 million of goodwill and $25.8 million of other long-lived intangible assets were considered impaired and were written off during the second quarter of fiscal 2009.  These impairment charges were driven by projections and valuation assumptions that reflected the Company’s belief that the current recession would be deeper and longer than previously expected, that credit markets would remain tight and that costs of capital had risen significantly since the Company last performed its annual impairment testing.

Throughout the third quarter of fiscal 2009, access equipment order rates remained very weak and did not reflect a normal seasonal uptick.  Further, during the quarter it became apparent to the Company that federal stimulus actions would not contribute to access equipment orders in the near term, that credit availability to the Company’s access equipment customers would continue to be constrained, that U.S. residential and nonresidential spending could remain at very low levels for an extended period beyond the Company’s previous estimates and that the global economic recovery would occur at a slower pace than previously expected.  These factors all contributed to the Company’s belief that this business would experience lower orders in fiscal 2010 and beyond than previously estimated.  As a result, the Company initiated actions to further reduce its costs in its access equipment segment, including reductions in workforce and plant closings.  The Company considered these factors together to be an indicator of potential impairment of goodwill in the access equipment reporting unit which comprises the entire access equipment segment.  The Company therefore performed a detailed Step 1 analysis of the access equipment segment utilizing a discounted cash flow model that employed a 14.5% discount rate and a terminal growth rate of 3%.  As a result of the Company’s award of a large delivery order for M-ATVs from the DoD in June 2009 and its decision to assemble many M-ATVs in access equipment segment facilities, this model included expected cash flows related to this contract.  The resulting estimated fair value calculated in the impairment analysis was in excess of the net book value of the access equipment segment. Based on this analysis, the Company concluded that no additional impairment charge was required in the third fiscal quarter.  Assumptions utilized in the impairment analysis are highly judgmental, especially given the severity and global scale of the current recession.  Changes in estimates or the application of alternative assumptions could have produced significantly different results.

During the fourth quarter of fiscal 2009, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally tradenames) utilizing a discounted cash flow model that employed a 14.5% discount rate and a terminal growth rate of 3%.  This resulted in a control premium of 59%, based on the price of the Company’s Common Stock on July 1, 2009 of $18.43 per share.  As a result of this testing, the Company recorded impairment charges of $1.4 million and $0.6 million for goodwill and tradenames, respectively, within the fire & emergency segment.  In addition, based on this analysis, the Company concluded that impairment charges were not required for any other reporting units.  Assumptions utilized in the impairment analysis are highly judgmental, especially given the severity and global scale of the current recession.  Changes in estimates or the application of alternative assumptions could have produced significantly different results.  For example, a discount rate of approximately 15% would have likely resulted in further impairment charges at JLG, OSV and IMT.

The following two tables present the changes in goodwill during fiscal 2009 and 2008 allocated to the reportable segments (in millions):

	September 30,				September 30,
	2008	Acquisition	Impairment	Translation	2009

Access equipment	$1,845.9	$(11.3)	$(892.5)	$(13.1)	$929.0
Fire & emergency	231.0	—	(100.8)	(3.2)	127.0
Commercial	197.2	—	(175.9)	—	21.3
Total	$2,274.1	$(11.3)	$(1,169.2)	$(16.3)	$1,077.3

In fiscal 2009, the settlement of pre-acquisition tax contingencies and other items resulted in a decrease in the goodwill of the access equipment segment.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,				September 30,
	2007	Acquisition	Impairment	Translation	2008

Access equipment	$1,853.7	$14.0	$—	$(21.8)	$1,845.9
Fire & emergency	230.8	—	—	0.2	231.0
Commercial	350.9	—	(167.4)	13.7	197.2
Total	$2,435.4	$14.0	$(167.4)	$(7.9)	$2,274.1

Adjustments made in the first quarter of fiscal 2008 upon finalization of certain appraisals for JLG resulted in an increase in the goodwill of the access equipment segment in fiscal 2008.

The following table presents the changes in gross purchased intangible assets during fiscal 2009 (in millions):

	September 30,				September 30,
	2008	Disposition	Impairment	Translation	2009
Amortizable intangible assets:
Distribution network	$55.4	$—	$—	$—	$55.4
Non-compete	57.2	(0.2)	—	—	57.0
Technology-related	113.1	(6.2)	(2.4)	(0.1)	104.4
Customer relationships	595.3	—	(8.8)	1.7	588.2
Other	16.7	—	(2.7)	—	14.0
	837.7	(6.4)	(13.9)	1.6	819.0
Non-amortizable tradenames	413.4	—	(12.5)	(0.3)	400.6
Total	$1,251.1	$(6.4)	$(26.4)	$1.3	$1,219.6

Details of the Company’s total purchased intangible assets were as follows (in millions):

	September 30, 2009
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(17.9)	$37.5
Non-compete	10.5	57.0	(49.0)	8.0
Technology-related	11.8	104.4	(35.9)	68.5
Customer relationships	12.6	588.2	(138.9)	449.3
Other	12.4	14.0	(10.1)	3.9
	14.2	819.0	(251.8)	567.2
Non-amortizable tradenames		400.6	—	400.6
Total		$1,219.6	$(251.8)	$967.8

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2008
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(16.5)	$38.9
Non-compete	10.4	57.2	(45.9)	11.3
Technology-related	11.9	113.1	(29.6)	83.5
Customer relationships	12.6	595.3	(90.4)	504.9
Other	12.0	16.7	(8.8)	7.9
	14.1	837.7	(191.2)	646.5
Non-amortizable tradenames		413.4	—	413.4
Total		$1,251.1	$(191.2)	$1,059.9

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

Total amortization expense recorded in continuing operations was $62.4 million, $68.8 million and $65.5 million in fiscal 2009, 2008 and 2007, respectively.  The estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2009 are as follows: 2010 - $61.0 million; 2011 - $60.4 million; 2012 - $60.1 million; 2013 - $58.3 million and 2014 - $56.6 million.

9.              Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	September 30,
	2009	2008

Customer notes receivable and other investments	$48.9	$38.6
Deferred finance costs	29.5	22.4
Long-term finance receivables, less current portion	31.2	20.3
Other	29.5	24.0
	139.1	105.3
Less allowance for doubtful notes receivable	(6.9)	(1.6)
	$132.2	$103.7

Deferred financing costs are amortized using the interest method over the term of the debt.  Amortization expense was $13.4 million (including $5.0 million of amortization related to early debt retirement), $7.2 million (including $0.9 million of amortization related to early debt retirement) and $5.5 million in fiscal 2009, 2008 and 2007, respectively.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.       Leases

Certain administrative and production facilities and equipment are leased under long-term agreements.  Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term.  Leases generally require the Company to pay for insurance, taxes and maintenance of the property.  Leased capital assets included in net property, plant and equipment, which consist primarily of buildings and improvements, were $2.8 million and $3.8 million at September 30, 2009 and 2008, respectively.

Other facilities and equipment are leased under arrangements that are accounted for as noncancelable operating leases.  Total rental expense for property, plant and equipment charged to operations under noncancelable operating leases was $34.8 million, $34.2 million and $25.2 million in fiscal 2009, 2008 and 2007, respectively.

Future minimum operating and capital lease payments due under operating leases and the related present value of minimum capital lease payments at September 30, 2009 were as follows (in millions):

	Capital	Operating
	Leases	Leases	Total

2010	$0.6	$24.4	$25.0
2011	0.4	21.7	22.1
2012	0.4	13.9	14.3
2013	0.7	8.2	8.9
2014	0.3	6.3	6.6
Thereafter	—	18.1	18.1
Total minimum lease payments	2.4	$92.6	$95.0
Interest	(0.3)
Present value of net minimum lease payments	$2.1

Minimum rental payments include $1.2 million due annually under variable rate leases.

11.       Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	September 30,
	2009	2008

Senior secured facility:
Revolving line of credit	$—	$47.3
Term loan A	117.7	387.5
Term loan B	1,902.6	2,314.0
Limited recourse debt from finance receivables monetizations	—	3.9
Other long-term facilities	4.0	5.0
	2,024.3	2,757.7
Less current portion	(1.1)	(77.2)
	$2,023.2	$2,680.5

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2009	2008

Current portion of long-term debt	$1.1	$77.2
Other short-term facilities	13.9	16.3
	$15.0	$93.5

In December 2006, the Company entered into a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions, which consisted of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”).  In March 2009, the Company entered into a second amendment (the “Amendment”) to the Credit Agreement to provide relief under its Leverage Ratio (as defined in the Credit Agreement) financial covenant.  The Company believed that the Amendment was required to avoid a potential financial covenant violation at the end of its second quarter of fiscal 2009 as a result of lower demand for certain of the Company’s products due to continued weakening in the global economy and tight credit.  The Amendment also included an increase in the margin on LIBOR loans to 600 basis points, compared with 150 basis points immediately prior to the Amendment, and a requirement that the Company prepay $14.5 million and $86.0 million of debt related to Term Loan A and Term Loan B, respectively.  The Amendment also involved other changes to the Credit Agreement, including placing limitations on capital expenditures, dividends, investments and acquisitions, an increase in the frequency of mandatory prepayments, adding a Senior Secured Leverage Ratio (as defined in the Credit Agreement), and requiring the grant of mortgage liens on certain real estate owned by the Company and certain of its subsidiaries.

The Amendment also added a usage fee equal to an annualized rate of 50 basis points on the aggregate principal amount of all outstanding loans under the Credit Agreement for any day on which the Company has a corporate family rating from Moody’s Investors Service of B3 with “negative” watch or lower or a corporate credit rating from Standard & Poor’s Rating Services of B- with “negative” watch or lower.  The Company’s credit ratings are reviewed regularly by these major debt rating agencies.  In January 2009, Standard & Poor’s Rating Services lowered the Company’s long-term debt rating from BB- to B and credit watch “negative” citing weaker-than-expected operating results and the Company’s need to seek an amendment of the financial covenants contained in the Credit Agreement.  Likewise, in January 2009, Moody’s Investors Service lowered the Company’s long-term debt rating from Ba3 to B2 with ratings under review for possible downgrade pending resolution of the negotiations with its banks, citing expectations of further erosion in the Company’s credit metrics due to the deterioration in several of the Company’s businesses, particularly the access equipment segment.  In March 2009, following the Amendment, both Standard & Poor’s Rating Services and Moody’s Investors Service lowered the Company’s long-term debt ratings to “negative” outlook.  In August 2009, following the Company’s Common Stock offering and award of the M-ATV contract, Standard & Poor’s Rating Services upgraded the Company’s long-term debt rating to B+ with a “stable” outlook citing improved covenant headroom and good near-term prospects for the Company’s defense segment.

The Company accounted for the Amendment in accordance with ASC Topic 470-50, Debt Modifications and Extinguishments.  As the terms of the Credit Agreement both prior to and after the Amendment allowed for the prepayment of the amounts due without a penalty, the Company determined that the debt was callable on the date of the Amendment.  As such, the present value of the cash flows both prior to and after the Amendment was not determined to be substantially different.  Accordingly, fees of $20.1 million paid by the Company to the parties to the Credit Agreement were capitalized in connection with the Amendment, along with the existing unamortized debt fees, and will be amortized as an adjustment of interest expense over the remaining term of the Credit Agreement using the interest method.  Furthermore, in accordance with ASC Topic 470-50, costs incurred with third parties of $0.5 million were expensed as incurred.

Term Loan A required principal payments of $12.5 million, plus interest, due quarterly from December 2009 through September 2011, with a final principal payment of $248.0 million due December 6, 2011.  As a result of excess available cash, through September 30, 2009, the Company prepaid all of the quarterly principal payments related to Term Loan A as well as $130.3 million of the final principal payment under Term Loan A.  The remaining outstanding balance under Term Loan A of $117.7 million at September 30, 2009 was prepaid in full in October 2009.  The outstanding balance under Term Loan B at September 30, 2009 of $1,902.6 million is due December 6, 2013.  At September 30, 2009, the Company had no borrowings outstanding under the Revolving Credit Facility, and outstanding letters of credit of $34.1 million reduced available capacity under the Revolving Credit Facility to $515.9 million.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest rates on borrowings under the Revolving Credit Facility and Term Loan Facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5%, a bank’s “Prime Rate” or the sum of 1.0% plus the “Off-Shore” rate that would be applicable for an interest period of one month beginning on such day) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin.  The margins on the Revolving Credit Facility and Term Loan A are subject to adjustment, up or down, based on whether certain financial criteria are met.  At September 30, 2009, the interest rate spread on the Revolving Credit Facility and Term Loan Facility was 600 basis points.  The weighted-average interest rate on borrowings outstanding at September 30, 2009 was 6.60% and 6.42% for Term Loans A and B, respectively.

The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt.  At September 30, 2009, the fair values of Term Loans A and B were estimated to be $117.1 million and $1,899.6 million, respectively.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt.  The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement, as amended (11.105% at September 30, 2009).  The notional amount of the swap at September 30, 2009 was $1.25 billion and reduces to $750 million on December 7, 2009 and $250 million on December 6, 2010.

The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments.  The effective portion of the change in fair value of the derivative will be recorded in “Accumulated other comprehensive (loss) income,” while any ineffective portion is recorded as an adjustment to interest expense.  At September 30, 2009, a loss of $50.9 million ($31.3 million net of tax), representing the fair value of the interest rate swap, was recorded in “Accumulated other comprehensive (loss) income.”  The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense when the hedged, forecasted interest is recorded.  Net gains or losses related to hedge ineffectiveness on the interest rate swap were insignificant for all periods presented.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 5.105% and the counterparty will pay the Company interest on the notional amount at a variable rate equal to 3-month LIBOR.  The 3-month LIBOR rate applicable to this agreement was 0.29% at September 30, 2009.  The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company.  The amounts exchanged are normally based on the notional amounts and other terms of the swaps.  The variable rates are subject to change over time as 3-month LIBOR fluctuates.  Neither the Company nor the counterparty is required to collateralize its obligations under these swaps.  The Company is exposed to loss if the counterparty defaults.  However, as of the date of this filing, the counterparty is a large Aa1 rated global financial institution, and the Company believes that the risk of default is remote.

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•                  Leverage Ratio: The ratio of Consolidated Indebtedness outstanding at quarter-end to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the most recently ended four fiscal quarters, as such terms are defined in the Credit Agreement, as amended.  The Leverage Ratio is not permitted to be greater than the following:

Fiscal Quarters Ending
September 30, 2009	7.25 to 1.0
December 31, 2009	7.00 to 1.0
March 31, 2010	6.75 to 1.0
June 30, 2010 through June 30, 2011	6.50 to 1.0
September 30, 2011 through June 30, 2012	5.50 to 1.0
September 30, 2012 through June 30, 2013	4.25 to 1.0
Thereafter	3.75 to 1.0

As of September 30, 2009, the Company was in compliance with the Leverage Ratio with a ratio of 4.68 to 1.0.

•                  Interest Coverage Ratio: The ratio of Consolidated EBITDA for the most recently ended four fiscal quarters to Cash Interest Expense for the most recently ended four fiscal quarters, as such terms are defined in the Credit Agreement, as amended.  The Interest Coverage Ratio is not permitted to be less than the following:

Fiscal Quarters Ending
September 30, 2009	1.58 to 1.0
December 31, 2009	1.49 to 1.0
March 31, 2010	1.52 to 1.0
June 30, 2010 through December 31, 2010	1.56 to 1.0
March 31, 2011 and June 30, 2011	1.70 to 1.0
September 30, 2011 through June 30, 2012	1.88 to 1.0
September 30, 2012 through June 30, 2013	2.48 to 1.0
Thereafter	2.47 to 1.0

As of September 30, 2009, the Company was in compliance with the Interest Coverage Ratio with a ratio of 2.43 to 1.0.

•                  Senior Secured Leverage Ratio: The ratio of outstanding Loans under the Credit Agreement, as amended, at quarter-end to Consolidated EBITDA for the most recently ended four fiscal quarters, as such terms are defined in the Credit Agreement, as amended.  The Senior Secured Leverage Ratio is not permitted to be greater than the following:

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

The Company is charged a 0.50% annual commitment fee with respect to any unused commitment under its Revolving Credit Facility and a 5.00% to 6.00% annual fee with respect to commercial letters of credit issued under the Revolving

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility based on the Company’s Leverage Ratio.  For performance letters of credit, the annual fee is 50% of the annual fee applicable to commercial letters of credit.

12.       Warranty and Guarantee Arrangements

The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace.  Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties.  These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer.  Warranty costs recorded in continuing operations were $48.5 million, $59.9 million and $52.3 million in fiscal 2009, 2008 and 2007, respectively.

Changes in the Company’s warranty liability during fiscal 2009 and fiscal 2008 were as follows (in millions):

	Fiscal Year Ended September 30,
	2009	2008

Balance at beginning of year	$88.3	$88.2
Warranty provisions	48.3	71.1
Settlements made	(55.4)	(67.7)
Changes in liability for pre-existing warranties, net	0.1	(3.2)
Disposition of Geesink	(8.5)	—
Foreign currency translation adjustment	—	(0.1)
Balance at end of year	$72.8	$88.3

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

In the fire & emergency segment, the Company provides guarantees of certain customers’ obligations under deferred payment contracts and lease payment agreements to third parties.  Guarantees provided prior to February 1, 2008 are limited to $1.0 million per year in total.  In January 2008, the Company entered into a new guarantee arrangement.  Under this arrangement, guarantees are limited to $3.0 million per year for contracts signed after February 1, 2008.  These guarantees are mutually exclusive and, until the portfolio under the $1.0 million guarantee is repaid, the Company has exposure of up to $4.0 million per year.  Both guarantees are supported by the residual value of the underlying equipment.  The Company’s actual losses under these guarantees over the last ten years have been negligible.  In accordance with ASC Topic 460, Guarantees, the Company has recorded the fair value of all such guarantees issued after January 1, 2003 as a liability and a reduction of the initial revenue recognized on the sale of equipment.  Liabilities accrued since January 1, 2003 for such guarantees were not significant.

In the access equipment segment, the Company is party to multiple agreements whereby it guarantees an aggregate of $290.8 million in indebtedness of others, including $135.3 million maximum loss exposure under loss pool agreements.  Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability, among other things, to take possession of the underlying collateral.  At September 30, 2009 and 2008, the Company had recorded liabilities related to these agreements of $26.7 million and $4.7 million, respectively.  If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required.  While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations.  In the event that occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved.  Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions.  During an economic downturn, collateral values generally decline and can contribute to higher exposure to losses.

13.       Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions.  These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date.  At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under ASC Topic 815, Derivatives and Hedging, as follows:

Fair Value Hedging Strategy — The Company enters into forward foreign exchange contracts to hedge certain firm commitments denominated in foreign currencies, primarily the Euro.  The purpose of the Company’s foreign currency hedging activities is to protect the Company from risk that the eventual U.S. dollar-equivalent cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates.

Cash Flow Hedging Strategy — To protect against an increase in the cost of forecasted purchases of foreign-sourced component parts payable in Euro, the Company has a foreign currency cash flow hedging program.  The Company hedges portions of its forecasted purchases denominated in Euro with forward contracts. When the U.S. dollar weakens against the Euro, increased foreign currency payments are offset by gains in the value of the forward contracts.  Conversely, when the U.S. dollar strengthens against the Euro, reduced foreign currency payments are offset by losses in the value of the forward contracts.

At September 30, 2009, forward foreign exchange contracts designated as hedges were insignificant.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt.  The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive (loss) income and are amortized to interest expense over the respective lives of the borrowings.  During the years ended September 30, 2009 and 2008, $48.3 million of expense and $23.3 million of expense, respectively, was recorded in the Consolidated Statements of Operations as amortization of interest rate derivative gains and losses.  At September 30, 2009, $50.9 million of net unrealized losses remained deferred in “Accumulated other comprehensive (loss) income.”  See Note 11 of the Notes to Consolidated Financial Statements for information regarding the interest rate swap.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities.  The Company has not designated these derivative contracts as hedge transactions under ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings.  The fair value of foreign currency related derivatives is included in the Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.”  At September 30, 2009, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $81.5 million in notional amounts, including $69.6 million in contracts to sell Euro, with the remaining contracts covering a variety of foreign currencies.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Consolidated Balance Sheets were as follows (in millions):

	September 30, 2009			September 30, 2008
	Other	Other	Other	Other	Other	Other
	Current	Current	Long-term	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Designated as hedging instruments:
Interest rate contracts	$—	$36.6	$14.3	$—	$26.7	$17.7
Foreign exchange contracts	—	—	—	—	—	—

Not designated as hedging instruments:
Foreign exchange contracts	0.1	0.3	—	3.5	3.4	—
Total derivatives	$0.1	$36.9	$14.3	$3.5	$30.1	$17.7

The pre-tax effects of derivative instruments on the Consolidated Statements of Operations consisted of the following (in millions):

		Fiscal Year
		Ended
	Classification of	September 30,
	Gains (Losses)	2009
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$(48.3)

Reclassified from other comprehensive income (effective portion):
Foreign exchange contracts	Cost of sales	(0.5)

Recognized directly in income (ineffective portion):
Foreign exchange contracts	Miscellaneous, net	(0.7)

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	16.9
Total		$(32.6)

14.       Fair Value Measurement

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. ASC Topic 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:            Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:            Observable inputs other than quoted prices other than those included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3:            Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2009, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency exchange derivatives (a)	$—	$0.1	$—	$0.1
Total assets at fair value	$—	$0.1	$—	$0.1

Liabilities:
Foreign currency exchange derivatives (a)	$—	$0.3	$—	$0.3
Interest rate swaps (b)	—	50.9	—	50.9
Total liabilities at fair value	$—	$51.2	$—	$51.2

(a)  Based on observable market transactions of forward currency prices.

(b)  Based on observable market transactions of forward LIBOR rates.

15.       Shareholders’ Equity

On August 12, 2009, the Company completed a public equity offering of 14,950,000 shares of Common Stock, which included the exercise of the underwriters’ over-allotment option for 1,950,000 shares of Common Stock, at a price of $25.00 per share.  The Company paid $15.1 million in underwriting discounts and commissions and approximately $0.6 million of offering expenses.  The Company used the net proceeds from the offering of approximately $358.1 million to repay debt under the Credit Agreement.

On February 1, 1999, the Board of Directors of the Company adopted a shareholder rights plan and declared a rights dividend of one-sixth of one Preferred Share Purchase Right (“Right”) for each share of Common Stock outstanding on February 8, 1999, and provided that one-sixth of one Right would be issued with each share of Common Stock, thereafter issued.  The Rights are exercisable only if a person or group acquires 15% or more of the Common Stock or announces a tender offer for 15% or more of the Common Stock.  Each Right entitles the holder thereof to purchase from the Company one one-hundredth share of the Company’s Series A Junior Participating Preferred Stock at an initial exercise price of $145 per one one-hundredth of a share (subject to adjustment), or upon the occurrence of certain events, Common Stock or common stock of an acquiring company having a market value equivalent to two times the exercise price.  Subject to certain conditions, the Rights are redeemable by the Board of Directors for $.01 per Right and are exchangeable for shares of Common Stock.  The Board of Directors is also authorized to reduce the 15% thresholds referred to above to not less than 10%.  The Rights have no voting power and expired on February 1, 2009.

In July 1995, the Company authorized the buyback of up to 6,000,000 shares of the Company’s Common Stock.  As of September 30, 2009 and 2008, the Company had purchased 2,769,210 shares of its Common Stock at an aggregate cost of $6.6 million.  The Company is restricted by its Credit Agreement from buying back shares in certain situations.  See Note 11 of the Notes to Consolidated Financial Statements for information regarding these restrictions.  The Company does not expect to buy back any shares under this authorization in fiscal 2010.

16.       Stock Options, Nonvested Stock, Performance Shares and Common Stock Reserved

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the 2009 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights, performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units or other stock-based awards.  The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant.  Stock options granted under the 2009 Stock Plan become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant.  Stock options terminate not more than seven years from the date of grant.  Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company and generally vest upon retirement.  The maximum number of shares of stock reserved for all awards under the 2009 Stock Plan is 4,000,000.  At September 30, 2009, the Company had reserved 8,483,576 shares of Common Stock to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes compensation expense for stock option, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable.  Total stock-based compensation expense included in the Company’s Consolidated Statements of Operations for fiscal 2009, 2008 and 2007 was $10.9 million ($6.9 million net of tax), $15.0 million ($9.7 million net of tax) and $11.7 million ($8.4 million net of tax), respectively.

Information related to the Company’s equity-based compensation plans in effect as of September 30, 2009 is as follows:

	Number of Securities		Number of
	to be Issued Upon	Weighted-Average	Securities Remaining
	Exercise of Outstanding	Exercise Price of	Available for Future
	Options or Vesting of	Outstanding	Issuance Under Equity
Plan Category	Performance Share Awards	Options	Compensation Plans

Equity compensation plans approved by security holders	5,795,109	$28.03	2,688,467
Equity compensation plans not approved by security holders	—	n/a	—
Total	5,795,109	$28.03	2,688,467

Stock Options — For fiscal 2009, 2008 and 2007, the Company recorded $10.0 million, $11.8 million and $7.1 million, respectively, of stock-based compensation expense in selling, general and administrative expense in the accompanying Consolidated Statements of Operations associated with outstanding stock options.

A summary of the Company’s stock option activity for the fiscal years ended September 30, 2009, 2008 and 2007 is as follows:

	Fiscal Year Ended September 30,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding, beginning of the year	4,324,372	$26.90	3,141,994	$32.71	2,937,594	$25.30
Options granted	1,200,000	30.82	1,565,450	12.75	640,750	54.60
Options forfeited	(138,934)	23.59	(37,734)	52.06	(3,000)	19.75
Options exercised	(55,329)	11.25	(345,338)	12.88	(433,350)	14.92
Options outstanding, end of the year	5,330,109	$28.03	4,324,372	$26.90	3,141,994	$32.71
Options exercisable, end of the year	2,930,946	$30.46	2,234,658	$30.56	2,094,472	$23.27

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the Black-Scholes valuation model to value stock options utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Options Granted During	2009	2008	2007

Assumptions:
Risk-free interest rate	2.34%	2.64%	4.23%
Expected volatility	61.19%	43.85%	32.02%
Expected dividend yield	0.02%	1.77%	0.75%
Expected term (in years)	5.23%	5.46%	5.44%

The Company used the Company’s historical stock prices as the basis for the Company’s volatility assumption.  The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant.  The expected option term represents the period of time that the options granted are expected to be outstanding and was based on historical experience.  The weighted-average fair values for stock option grants during fiscal 2009, 2008 and 2007 were $16.67, $4.64 and $18.78, respectively.

As of September 30, 2009, the Company had $16.7 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 2.8 years.

Stock options outstanding as of September 30, 2009 were as follows (in millions, except share and per share amounts):

				Weighted-Average
				Remaining		Aggregate
			Number	Contractual	Weighted-Average	Intrinsic
Price Range			Outstanding	Life (in years)	Exercise Price	Value

$5.19	-	$7.95	94,400	5.9	$7.06	$2.3
$11.00	-	$19.75	2,349,171	6.9	14.11	39.5
$28.27	-	$36.95	1,496,267	6.5	31.37	0.8
$39.91	-	$59.58	1,390,271	7.1	49.38	—
			5,330,109	6.8	28.03	$42.6

Stock options exercisable as of September 30, 2009 were as follows (in millions, except share and per share amounts):

				Weighted-Average
				Remaining		Aggregate
			Number	Contractual	Weighted-Average	Intrinsic
Price Range			Exercisable	Life (in years)	Exercise Price	Value

$5.19	-	$7.95	36,000	0.3	$7.25	$0.9
$11.00	-	$19.75	1,358,798	5.4	15.62	20.8
$28.27	-	$36.95	357,267	4.8	29.07	0.8
$39.91	-	$59.58	1,178,881	7.0	48.69	—
			2,930,946	5.9	30.46	$22.5

The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This amount changes based on the fair market value of the Company’s Common Stock.  Total intrinsic value of options exercised for fiscal 2009, 2008 and 2007 was $0.7 million, $9.0 million and $17.3 million, respectively.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net cash proceeds from the exercise of stock options were $0.3 million, $3.5 million and $6.5 million for fiscal 2009, 2008 and 2007, respectively. The actual income tax benefit realized totaled $0.3 million, $3.5 million and $6.7 million, for those same periods.

Nonvested Stock Awards — Compensation expense related to nonvested stock awards of $0.3 million, $2.6 million and $4.6 million in fiscal 2009, 2008 and 2007, respectively, was recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

A summary of the Company’s nonvested stock activity for the three years ended September 30, 2009 is as follows:

	Fiscal Year Ended September 30,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested, beginning of the year	63,816	$51.91	407,210	$25.78	438,796	$24.43
Granted	11,000	7.95	11,825	41.47	55,825	54.14
Forfeited	(542)	54.85	(16,035)	54.30	—	—
Vested	(71,339)	45.04	(339,184)	20.06	(87,411)	37.13
Nonvested, end of the year	2,935	$53.40	63,816	$51.91	407,210	$25.78

The total fair value of shares vested during fiscal 2009, 2008 and 2007 was $1.0 million, $4.7 million and $4.9 million, respectively.

Performance Share Awards — In fiscal 2009, 2008 and 2007, the Company granted certain executives awards for an aggregate of 134,500, 50,100 and 50,500 performance shares, respectively, that vest at the end of the third fiscal year following the grant date.  Executives earn performance shares only if the Company’s total shareholder return over the three years compares favorably to that of a comparator group of companies.  Potential payouts range from zero to 200 percent of the target awards.  The grant date fair values of the 2009 performance share awards were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Performance Shares Granted During	2009	2008	2007

Assumptions:
Risk-free interest rate	1.48%	2.08%	4.95%
Expected volatility	77.70%	35.53%	27.97%
Expected term (in years)	3.00	3.00	3.00

The Company used the Company’s historical stock prices as the basis for the Company’s volatility assumption.  The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant.  The expected term is based on the vesting period.  The weighted-average fair value for performance share awards granted during fiscal 2009, 2008 and 2007 was $17.26, $7.04 and $35.12 per award, respectively.  Compensation expense of $0.6 million, $0.6 million and $0.1 million related to performance share awards was recorded in fiscal 2009, 2008 and 2007, respectively, in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.       (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted weighted-average shares used in the denominator of the per share calculations:

	Fiscal Year Ended September 30,
	2009	2008	2007

Basic weighted average shares outstanding	76,473,930	74,007,989	73,562,307
Effect of dilutive stock options and incentive compensation awards	—	828,207	1,268,524
Diluted weighted average shares outstanding	76,473,930	74,836,196	74,830,831

Options to purchase 4,327,116 shares of Common Stock and 190,175 nonvested shares were outstanding during fiscal 2009, but were excluded from the computation of diluted (loss) earnings per share because the net loss for the period caused all potentially dilutive shares to be anti-dilutive.  Options to purchase 1,446,598 and 749,750 shares of Common Stock were outstanding in fiscal 2008 and 2007, respectively, but were not included in the computation of diluted (loss) earnings per share because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.

18.       Employee Benefit Plans

Pension Plans - The Company and certain of its subsidiaries sponsor multiple defined benefit pension plans covering certain Oshkosh, JLG and Pierce employees.  The benefits provided are based primarily on average compensation, years of service and date of birth.  Hourly plans are generally based upon years of service and a benefit dollar multiplier.  The Company periodically amends the hourly plans, changing the benefit dollar multipliers.

Postretirement Plans - The Company and certain of its subsidiaries sponsor multiple postretirement benefit plans covering Oshkosh, JLG and Kewaunee retirees and their spouses.  The plans generally provide health benefits based on years of service and date of birth.  These plans are unfunded.

The change in benefit obligations and plan assets as well as the funded status of the Company’s defined benefit pension plans and postretirement benefit plans were as follows (in millions):

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Health and Other
	2009	2008	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at October 1	$189.4	$169.5	$20.3	$25.1	$36.7	$31.6
Disposition	—	—	(9.6)	—	(0.4)	—
Service cost	10.3	11.1	0.7	1.5	2.0	1.9
Interest cost	11.1	10.1	1.0	1.4	2.2	1.8
Actuarial loss (gain)	21.8	0.2	2.9	(4.4)	15.9	3.5
Participant contributions	—	—	0.1	0.4	—	—
Plan amendments	3.3	0.9	—	—	—	—
Curtailments	0.9	4.0	—	—	—	—
Benefits paid	(9.5)	(6.4)	(0.2)	(0.9)	(1.4)	(2.1)
Currency translation adjustments	—	—	(3.5)	(2.8)	—	—
Benefit obligation at September 30	$227.3	$189.4	$11.7	$20.3	$55.0	$36.7

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Health and Other
	2009	2008	2009	2008	2009	2008
Change in plan assets
Fair value of plan assets at October 1	$129.5	$153.7	$20.4	$23.0	$—	$—
Disposition	—	—	(9.0)	—	—	—
Actual return on plan assets	1.7	(20.9)	0.9	(2.5)	—	—
Company contributions	15.8	3.1	1.6	3.1	1.4	2.1
Participant contributions	—	—	0.1	0.4	—	—
Benefits paid	(9.5)	(6.4)	(0.2)	(0.9)	(1.4)	(2.1)
Currency translation adjustments	—	—	(3.5)	(2.7)	—	—
Fair value of plan assets at September 30	$137.5	$129.5	$10.3	$20.4	$—	$—
Funded status of plan - (under) over funded	$(89.8)	$(59.9)	$(1.4)	$0.1	$(55.0)	$(36.7)

Recognized in consolidated balance sheet at September 30
Prepaid benefit cost (long-term asset)	$—	$—	$—	$0.7	$—	$—
Accrued benefit liability (current liability)	(0.5)	(6.0)	—	—	(2.0)	(2.5)
Accrued benefit liability (long-term liability)	(89.3)	(53.9)	(1.4)	(0.6)	(53.0)	(34.2)
	$(89.8)	$(59.9)	$(1.4)	$0.1	$(55.0)	$(36.7)

Recognized in accumulated other comprehensive (loss) income as of September 30 (net of taxes)
Net actuarial loss (gain)	$62.7	$44.9	$(0.4)	$(3.4)	$12.8	$3.0
Prior service cost	9.2	8.0	—	—	—	—
	$71.9	$52.9	$(0.4)	$(3.4)	$12.8	$3.0

Weighted-average assumptions as of September 30
Discount rate	5.25%	6.00%	5.50%	7.00%	5.25%	6.00%
Expected return on plan assets	7.75%	7.75%	6.50%	6.00%	n/a	n/a
Rate of compensation increase	4.12%	4.20%	4.30%	4.40%	n/a	n/a

The accumulated benefit obligation for all defined benefit pension plans was $271.2 million and $228.1 million at September 30, 2009 and 2008, respectively.

As a result of a dramatic decrease in the equity markets in the fourth quarter of fiscal 2008, the number of the Company’s pension benefit plans with accumulated benefit obligations greater than plan assets increased.  Pension benefit plans with accumulated benefit obligations in excess of plan assets consisted of the following (in millions):

	September 30,
	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008

Projected benefit obligation	$227.3	$189.4	$11.7	$8.8
Accumulated benefit obligation	204.5	171.3	11.7	8.7
Fair value of plan assets	137.5	129.5	10.3	8.3

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for fiscal years ended September 30 were as follows (in millions):

	Pension Benefits						Postretirement
	U.S. Plans			Non-U.S. Plans			Health and Other
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost
Service cost	$10.3	$11.1	$9.9	$0.4	$0.9	$0.6	$2.0	$1.9	$1.7
Interest cost	11.1	10.1	9.1	0.5	0.7	0.5	2.2	1.8	1.8
Expected return on plan assets	(11.2)	(12.0)	(11.5)	(0.5)	(0.6)	(0.4)	—	—	—
Amortization of prior service cost	1.3	1.3	1.2	—	—	—	—	—	—
Curtailment	0.9	4.0	—	—	—	—	—	—	—
Amortization of net actuarial loss (gain)	2.5	2.0	2.7	(0.1)	(0.1)	—	—	3.8	0.4
Net periodic benefit cost	$14.9	$16.5	$11.4	$0.3	$0.9	$0.7	$4.2	$7.5	$3.9

Other changes in plan assets and benefit obligation recognized in other comprehensive income
Net actuarial loss (gain)	$32.3	$20.0	$26.8	$2.1	$(0.3)	$(3.3)	$15.9	$—	$3.3
Prior service costs	3.3	1.1	8.3	—	—	—	—	—	—
Amortization of prior service cost	(1.3)	(1.3)	—	—	—	—	—	—	—
Amortization of net actuarial (gain) loss	(2.5)	(2.0)	—	0.1	0.2	—	(0.1)	(0.3)	—
	$31.8	$17.8	$35.1	$2.2	$(0.1)	$(3.3)	$15.8	$(0.3)	$3.3

Weighted-average assumptions as of September 30
Discount rate	6.00%	6.00%	5.76%	7.00%	5.90%	5.00%	6.00%	6.00%	5.75%
Expected return on plan assets	7.75%	8.00%	8.25%	6.00%	6.20%	6.00%	n/a	n/a	n/a
Rate of compensation increase	4.20%	4.39%	4.57%	4.40%	4.20%	4.20%	n/a	n/a	n/a

Included in accumulated other comprehensive (loss) income at September 30, 2009 are prior service costs of $1.5 million ($0.9 million net of tax) and unrecognized net actuarial losses of $4.2 million ($2.6 million net of tax) expected to be recognized in pension and Supplemental Employee Retirement Plan (“SERP”) net periodic benefit costs during the fiscal year ended September 30, 2010.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 9.0% in fiscal 2009, declining to 5.5% in fiscal 2016.  If the health care cost trend rate was increased by 1%, the accumulated postretirement benefit obligation at September 30, 2009 would increase by $6.6 million and net periodic postretirement benefit cost for fiscal 2009 would increase by $1.2 million.  A corresponding decrease of 1% would decrease the accumulated postretirement benefit obligation at September 30, 2009 by $5.5 million and net periodic postretirement benefit cost for fiscal 2009 would decrease by $1.0 million.

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average of the Company’s and its subsidiaries’ pension plan asset allocations and target allocations at September 30, 2009 and 2008, by asset category, were as follows:

U.S. Plans

	Target %	2009	2008
Asset Category
Fixed income	30% - 40%	47%	45%
Large-cap growth	25% - 35%	25%	24%
Large-cap value	5% - 15%	8%	9%
Mid-cap value	5% - 15%	10%	11%
Small-cap value	5% - 15%	10%	11%
Venture capital	0% - 5%	0%	0%
		100%	100%

Non-U.S. Plans

	Target %	2009	2008
Asset Category
UK equities	25%	39%	29%
Non-UK equities	25%	42%	29%
Government bonds	35%	10%	27%
Corporate bonds	15%	9%	15%
		100%	100%

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

The Company’s policy is to fund the pension plans in amounts that comply with contribution limits imposed by law.  The Company expects to contribute approximately $10.0 million to $20.0 million to its pension plans and an additional $2.5 million to its postretirement benefit plans in fiscal 2010.  However, based on returns on the plans’ investments and the Company’s cash flows, the Company may contribute more than these ranges in fiscal 2010 to reduce the underfunded status of certain plans.

The Company’s estimated future benefit payments under Company sponsored plans were as follows (in millions):

				Other
Fiscal Year Ending	Pension Benefits			Postretirement
September 30,	U.S. Plans	Non-U.S. Plans	Non-Qualified	Benefits

2010	$5.0	$0.1	$0.5	$2.0
2011	5.7	0.1	0.4	2.4
2012	6.4	0.2	0.4	2.7
2013	7.1	0.2	1.2	2.7
2014	7.9	0.2	1.5	2.9
2015-2019	55.4	2.0	9.8	20.5

401(k) Plans - The Company has defined contribution 401(k) plans covering substantially all domestic employees.  The plans allow employees to defer 2% to 19% of their income on a pre-tax basis.  Each employee who elects to participate is eligible to receive Company matching contributions which are based on employee contributions to the plans, subject to certain limitations.  Amounts expensed for Company matching and discretionary contributions were $18.8 million and $13.7 million in 2008 and 2007, respectively.  The Company recognized income of $1.0 million in fiscal 2009 as actual payments under the discretionary portion of the plan were less than amounts accrued in the previous year and as a result of the Company’s discontinuation of matching contributions in March 2009 for most employees.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.       Income Taxes

Pre-tax (loss) income from continuing operations was taxed in the following jurisdictions (in millions):

	Fiscal Year Ended September 30,
	2009	2008	2007

Domestic	$(925.3)	$274.0	$354.2
Foreign	(266.2)	126.7	61.2
	$(1,191.5)	$400.7	$415.4

Significant components of the (benefit from) provision for income taxes were as follows (in millions):

	Fiscal Year Ended September 30,
	2009	2008	2007
Allocated to (Loss) Income From Continuing Operations Before Equity in Earnings of Unconsolidated Affiliates and Minority Interest
Current:
Federal	$31.1	$104.3	$99.1
Foreign	1.9	18.1	12.3
State	1.4	6.1	11.0
Total current	34.4	128.5	122.4
Deferred:
Federal	(40.0)	(1.7)	16.0
Foreign	(12.3)	(5.9)	(2.5)
State	(1.8)	(0.1)	1.8
Total deferred	(54.1)	(7.7)	15.3
	$(19.7)	$120.8	$137.7

Allocated to Other Comprehensive (Loss) Income
Deferred federal, state and foreign	$(21.9)	$(21.2)	$(25.3)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense was:

	Fiscal Year Ended September 30,
	2009	2008	2007
Effective Rate Reconciliation
U.S. federal tax / benefit rate	35.0%	35.0%	35.0%
Non-deductible intangible assets impairment charges	(33.3)	—	—
State income taxes, net	(0.3)	1.5	1.4
Foreign taxes	(0.1)	(1.1)	(1.2)
European tax incentive	(1.5)	(5.2)	(1.8)
Worthless stock deduction	1.5	—	—
Valuation allowance	(0.3)	0.5	0.7
Tax credits	0.3	(0.1)	(1.7)
Manufacturing deduction	0.2	(1.3)	(0.8)
Other, net	0.2	0.8	1.5
	1.7%	30.1%	33.1%

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is party to a tax incentive agreement (“incentive”) covering certain of its European operations.  The incentive provides for a reduction in the Company’s effective income tax rate through allowable deductions that are subject to recapture to the extent that certain conditions are not met, including a requirement to have minimum cumulative operating income over a multiple-year period ending in fiscal 2013.  The Company recorded tax deductions (income) under this incentive agreement of €(38.7) million, €40.2 million and €16.5 million in fiscal 2009, 2008 and 2007, respectively, which resulted in additional (tax) benefit of $(17.3) million, $20.9 million and $7.5 million in fiscal 2009, 2008 and 2007, respectively.  Life-to-date the Company has recorded €18.0 million of cumulative net deductions which are subject to recapture provisions should certain minimum income and other requirements not be met.  Should the Company reach the maximum level of cumulative operating income under this incentive, aggregate additional unbenefitted deductions of €95.5 million would be available to offset the Company’s future taxable income, although the amount of deductions allowed in any particular tax year are limited by the incentive.

In fiscal 2009, the Company made an election with the U.S. Internal Revenue Service to treat Windmill Ventures, the Company’s European holding Company parent of Geesink, as a disregarded entity for U.S. federal income tax purposes. As a result of this election, the Company recorded a $71.5 million worthless stock/bad debt income tax benefit, of which $17.5 million related to Windmill Ventures continuing operations and $54.0 million related to Geesink and has been included in discontinued operations.

Deferred income tax assets and liabilities were comprised of the following (in millions):

	September 30,
	2009	2008
Deferred Tax Assets and Liabilities
Deferred tax assets:
Other long-term liabilities	$78.6	$77.2
Net operating losses	57.3	40.7
Accrued warranty	21.8	26.6
Other current liabilities	34.7	25.3
Other long-term assets	10.6	—
Payroll-related obligations	12.1	10.5
Receivables	12.0	6.1
Other	0.5	0.6
Gross deferred tax assets	227.6	187.0
Less valuation allowance	(37.7)	(27.6)
Deferred tax assets	189.9	159.4
Deferred tax liabilities:
Intangible assets	294.8	332.2
Investment in unconsolidated partnership	14.3	18.7
Property, plant and equipment	40.4	45.8
Other	4.5	5.0
Deferred tax liabilities	354.0	401.7
Net deferred tax liability	$(164.1)	$(242.3)

The net deferred tax liability is classified in the Consolidated Balance Sheets as follows (in millions):

	September 30,
	2009	2008

Current net deferred tax asset	$75.5	$66.6
Non-current net deferred tax liability	(239.6)	(308.9)
	$(164.1)	$(242.3)

As of September 30, 2009, the Company had $172.5 million of net operating loss carryforwards available to reduce future taxable income of certain foreign subsidiaries that are primarily from countries with carryforward periods ranging from eight years to an unlimited period.  In addition, the Company had $222.0 million of state net operating loss carryforwards, which are subject to expiration from 2010 to 2029.  The deferred tax assets for foreign and state net operating loss carryforwards were $44.8 million and $12.5 million, respectively, and are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies and projections of future

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxable income.  As a result of this analysis, the Company carries a valuation allowance as of September 30, 2009 against the foreign and state deferred tax assets of $33.6 million and $4.1 million, respectively.

The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested.  At September 30, 2009, these earnings amounted to $157.9 million.  If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. Federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits.  Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

The Company adopted the provisions of ASC Topic 740 on October 1, 2007.  The adoption of ASC Topic 740 resulted in a $2.9 million charge to retained earnings as of October 1, 2007 and the reclassification of $30.0 million in liabilities related to uncertain tax positions in the Company’s Consolidated Balance Sheet from income taxes payable to other long-term assets and long-term liabilities of $6.2 million and $36.2 million, respectively.  As of September 30, 2009, the Company’s liability for gross uncertain tax positions, excluding interest and penalties, was $72.8 million.  Excluding interest and penalties, net unrecognized tax benefits of $36.8 million would affect the Company’s net income if recognized, $21.6 million of which would impact the effective tax rate on income from continuing operations.  A reconciliation of the beginning and ending amount of unrecognized tax benefits during fiscal 2009 and fiscal 2008 were as follows (in millions):

	Fiscal Year Ended September 30,
	2009	2008

Balance at beginning of year	$48.8	$48.0
Additions for tax positions related to current year	20.3	7.3
Additions for tax positions related to prior years	2.7	8.9
Reductions for tax positions of prior years	(3.2)	(7.3)
Settlements	(2.4)	(7.1)
Lapse of statute of limitations	(2.4)	(1.0)
Balance at end of year	$63.8	$48.8

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes in the Company’s Consolidated Statements of Operations.  During the fiscal years ended September 30, 2009, 2008 and 2007, the Company recognized $2.4 million, $2.7 million and $0.8 million in interest and penalties, respectively.  At September 30, 2009 and 2008, the Company had accruals for the payment of interest and penalties of $12.9 million and $12.2 million, respectively.  The amount of unrecognized tax benefits is expected to change by approximately $3.6 million in the next twelve months.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns.  The Company is regularly audited by federal, state and foreign tax authorities.  The Company’s taxable years ended September 30, 2006 and 2007 are currently under audit by the Internal Revenue Service.

Prior to its acquisition by the Company, JLG had received notices of audit adjustments totaling $7.1 million from the Pennsylvania Department of Revenue (“PA”) in connection with audits of income tax returns filed by JLG for fiscal years 1999 through 2003. The adjustments proposed by PA consist primarily of the disallowance of a royalty deduction taken on JLG’s income tax returns. The Company made a $2.3 million payment on May 27, 2008 to PA in complete satisfaction of the audit, inclusive of interest.

20.       Contingencies, Significant Estimates and Concentrations

Securities Class Action - On September 19, 2008, a purported shareholder of the Company filed a complaint seeking certification of a class action lawsuit in the United States District Court for the Eastern District of Wisconsin docketed as Iron Workers Local No. 25 Pension Fund on behalf of itself and all others similarly situated v. Oshkosh Corporation and Robert G. Bohn.  The lawsuit alleges, among other things, that the Company violated the Securities Exchange Act of 1934 by making materially inadequate disclosures and material omissions leading to the Company’s issuance of revised earnings guidance and announcement of an impairment charge on June 26, 2008.  Since the initial lawsuit, other suits containing

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

substantially similar allegations were filed.  These lawsuits have been consolidated and an amended complaint has been filed.  The amended complaint substantially expands the class period in which securities law violations are alleged to have occurred and names Charles L. Szews, David M. Sagehorn and the Company’s independent auditor as additional defendants.  On July 24, 2009, the defendants filed their motions to dismiss the lawsuit, and the motions have been fully briefed.  The motions are currently pending before the court.  The Company believes the lawsuit to be entirely without merit and plans to continue to vigorously defend against the lawsuit.

Environmental - As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third-party disposal and recycling facilities, which are licensed by appropriate governmental agencies.  In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency (“EPA”) or a state environmental agency for remediation.  Under the Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, each potentially responsible party (“PRP”) that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up these sites.  Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies.  PRPs also negotiate with each other regarding allocation of the cleanup costs.  The Company has been named a PRP with regard to three multiple-party sites.  Based on current estimates, the Company believes its liability at these sites will not be material and any responsibility of the Company is adequately covered through established reserves.

The Company has been addressing a regional trichloroethylene (“TCE”) groundwater plume on the south side of Oshkosh, Wisconsin.  The Company believes there may be multiple sources of TCE in the area.  TCE was detected at the Company’s North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line.  In July 2009, upon completion of additional testing with favorable results at the Company’s North Plant facility, the State of Wisconsin Department of Natural Resources (“WDNR”) agreed to close its investigation of the North Plant facility and not to require any remediation at the North Plant facility at this time provided that the Company and any subsequent owner of the North Plant facility comply with certain conditions.  The WDNR may reopen its investigation of the matter if additional evidence of contamination at the North Plant facility is discovered.  Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property.  The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste.  Based on the investigation, the Company believes, and the WDNR has concurred, that the landfill is not one of the sources of the TCE contamination.  As such, in March 2009, the WDNR agreed to close its investigation of the landfill as a possible source of the TCE and not to require any remediation at the landfill at this time, provided that the Company and any subsequent owner of the landfill comply with certain conditions.  The landfill will remain on the State of Wisconsin’s registry of former landfills.  The WDNR may reopen its investigation of the matter if additional evidence of contamination at the landfill is discovered.  Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the Company.  However, this may change as investigations by unrelated property owners and the government proceed.

At September 30, 2009 and 2008, the Company had reserves of $2.1 million and $3.9 million, respectively, for losses related to environmental matters that were probable and estimable.  The amount recorded for identified contingent liabilities is based on estimates.  Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

Personal Injury Actions and Other - Product and general liability claims arise against the Company from time to time in the ordinary course of business.  The Company is generally self-insured for future claims up to $3.0 million per claim.  Accordingly, a reserve is maintained for the estimated costs of such claims.  At September 30, 2009 and 2008, the reserve for product and general liability claims was $46.8 million and $47.3 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims.  Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Market Risks - The Company is contingently liable under bid, performance and specialty bonds totaling $217.8 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $34.1 million at September 30, 2009.

Other Matters - The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings that arise in the ordinary course of business.  Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Actual results could vary, among other things, due to the uncertainties involved in litigation.

At September 30, 2009, approximately 28% of the Company’s workforce was covered under collective bargaining agreements.

The Company derived a significant portion of its revenue from the DoD, as follows (in millions):

	Fiscal Year Ended September 30,
	2009	2008	2007

DoD	$2,738.9	$2,051.3	$1,435.4
Foreign military sales	26.8	17.5	22.1
Total DoD sales	$2,765.7	$2,068.8	$1,457.5

No other customer represented more than 10% of sales for fiscal 2009, 2008 and 2007.

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

Because the Company is a relatively large defense contractor, the Company’s government contract operations are subject to extensive annual audit processes and to U.S. government investigations of business practices and cost classifications from which legal or administrative proceedings can result. Based on government procurement regulations, under certain circumstances the Company could be fined, as well as suspended or debarred from government contracting. In that event, the Company would also be prohibited from selling equipment or services to customers that depend on loans or financial commitments from the Export Import Bank, Overseas Private Investment Corporation and similar government agencies during a suspension or debarment.

21.  Business Segment Information

The Company is organized into four reportable segments based on the internal organization used by management for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained.  The Company’s segments are as follows:

Defense:  This segment consists of a division of Oshkosh that manufactures heavy- and medium-payload tactical trucks and supply parts and services for the U.S. military and for other militaries around the world.  Sales to the DoD accounted for 96.9%, 96.0% and 92.0% of the segment’s sales for the years ended September 30, 2009, 2008 and 2007, respectively.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fire & Emergency:  This segment includes Pierce, the aircraft rescue and firefighting and snow removal divisions of Oshkosh, JerrDan, Medtec, Kewaunee, BAI and  OSV.  These units manufacture and market commercial and custom fire vehicles, broadcast vehicles and emergency vehicles primarily for fire departments, airports, other governmental units, hospitals and other care providers, broadcast stations and towing companies in the U.S. and abroad.

Commercial:  This segment includes McNeilus, CON-E-CO, London, IMT and the commercial division of Oshkosh.  McNeilus, CON-E-CO, London and Oshkosh manufacture, market and distribute concrete mixers, portable concrete batch plants and vehicle and vehicle body components.  McNeilus manufactures, markets and distributes refuse collection vehicles and components.  IMT is a manufacturer of field service vehicles and truck-mounted cranes for niche markets.  Sales are made primarily to commercial and municipal customers in the Americas and Europe.

In accordance with ASC Topic 280, Segment Reporting, for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature.  The caption “Corporate and other” includes corporate office expenses, including share-based compensation, results of insignificant operations, intersegment eliminations and income and expense not allocated to reportable segments.  Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment and certain other assets pertaining to corporate activities.  Intersegment sales generally include amounts invoiced by a segment for work performed for another segment.  Amounts are based on actual work performed and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment.  The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements.

Selected financial information concerning the Company’s product lines and reportable segments is as follows (in millions):

	Fiscal Year Ended September 30,
	2009			2008			2007
	External	Inter-	Net	External	Inter-	Net	External	Inter-	Net
	Customers	segment	Sales	Customers	segment	Sales	Customers	segment	Sales

Defense	$2,585.9	$8.9	$2,594.8	$1,882.2	$9.7	$1,891.9	$1,412.1	$4.4	$1,416.5

Access equipment(a)
Aerial work platforms	470.2	—	470.2	1,997.9	—	1,997.9	1,493.7	—	1,493.7
Telehandlers	289.8	—	289.8	747.0	—	747.0	796.8	—	796.8
Other(b)	292.7	86.7	379.4	341.0	—	341.0	249.0	—	249.0
Total access equipment	1,052.7	86.7	1,139.4	3,085.9	—	3,085.9	2,539.5	—	2,539.5

Fire & emergency	1,138.0	31.0	1,169.0	1,146.5	46.3	1,192.8	1,107.4	34.8	1,142.2

Commercial
Concrete placement	144.9	1.1	146.0	367.2	1.4	368.6	619.3	—	619.3
Refuse collection	317.6	9.0	326.6	374.3	10.1	384.4	359.4	—	359.4
Other	56.1	61.3	117.4	80.3	1.8	82.1	101.6	—	101.6
Total commercial	518.6	71.4	590.0	821.8	13.3	835.1	1,080.3	—	1,080.3
Intersegment eliminations	—	(198.0)	(198.0)	—	(69.3)	(69.3)	—	(39.2)	(39.2)
Consolidated	$5,295.2	$—	$5,295.2	$6,936.4	$—	$6,936.4	$6,139.3	$—	$6,139.3

(a)          Fiscal 2007 access equipment disclosures include the results of JLG subsequent to December 6, 2006, the date of acquisition.

(b)         Fiscal 2009 JLG intersegment sales are comprised of assembly of MRAP All Terrain Vehicle crew capsules and complete vehicles for the defense segment.  JLG invoices defense for work under this contract which was initiated in the fourth quarter of fiscal 2009.  These sales are eliminated in consolidation.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30,
	2009	2008	2007
Operating income (expense) from continuing operations:
Defense	$403.3	$265.2	$245.0
Access equipment (a)	(1,105.6)	360.1	268.4
Fire & emergency (b)	(14.7)	93.9	107.5
Commercial (c)	(183.7)	4.7	76.5
Corporate and other	(91.3)	(108.9)	(88.3)
Consolidated	(992.0)	615.0	609.1
Interest expense net of interest income	(208.0)	(205.0)	(194.6)
Miscellaneous other income (expense)	8.5	(9.3)	0.9

(Loss) income before income taxes, equity in earnings of unconsolidated affiliates and minority interest	$(1,191.5)	$400.7	$415.4

(a)          Fiscal 2009 results include non-cash goodwill and long-lived asset impairment charges of $892.5 million.

(b)         Fiscal 2009 results include non-cash goodwill and long-lived asset impairment charges of $123.0 million.

(c)          Fiscal 2009 and fiscal 2008 results include non-cash goodwill and long-lived asset impairment charges of $184.3 million and $1.0 million, respectively.

	Fiscal Year Ended September 30,
	2009	2008	2007
Depreciation and amortization:
Defense	$12.5	$10.2	$7.1
Access equipment	89.3	91.4	76.1
Fire & emergency	16.8	18.6	17.2
Commercial (a)	19.9	25.3	22.1
Corporate and other	13.5	7.4	6.5
Consolidated	$152.0	$152.9	$129.0

Capital expenditures:
Defense	$13.0	$18.9	$17.6
Access equipment (b)	36.6	63.9	46.1
Fire & emergency	6.6	9.3	16.1
Commercial	5.4	26.2	22.2

Consolidated	$61.6	$118.3	$102.0

(a)          Includes $0.5 million, $3.5 million and $2.5 million in fiscal 2009, 2008 and 2007, respectively, related to Geesink which is included in discontinued operations.

(b)   Capital expenditures include both the purchase of property, plant and equipment and equipment held for rental.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2009 (d)	2008	2007
Identifiable assets:
Defense - U.S.	$527.5	$299.0	$251.5
Access equipment:
U.S.	1,972.2	2,757.4	2,845.0
Europe (a)	764.9	1,108.4	1,032.1
Rest of the world	131.9	123.0	282.5
Total access equipment	2,869.0	3,988.8	4,159.6
Fire & emergency:
U.S.	604.4	756.2	761.3
Europe	82.4	123.8	119.0
Total fire & emergency	686.8	880.0	880.3
Commercial:
U.S.	334.5	631.2	670.3
Other North America (a)	34.0	32.5	34.5
Europe (b)	—	170.0	306.8
Total Commercial	368.5	833.7	1,011.6
Corporate and other - U.S. (c)	316.2	80.0	96.8
Consolidated	$4,768.0	$6,081.5	$6,399.8

(a)          Includes investment in unconsolidated affiliates.

(b)         September 30, 2009 balances reflect the sale of Geesink.  September 30, 2008 assets reflect the June 2008 goodwill impairment charge of $167.4 million and long-lived asset impairment charges of $7.8 million.  See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the charges.

(c)          Primarily includes cash and short-term investments.

(d)         September 30, 2009 assets reflect the 2009 goodwill impairment charges of $1,169.2 million and long-lived asset impairment charges of $30.6 million.  See Note 8 of the Notes to Consolidated Financial Statements for a discussion of the charges.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2009	2008	2007
Net sales:
United States	$4,487.1	$4,997.2	$4,745.5
Other North America	89.7	180.6	212.8
Europe, Africa and Middle East	510.7	1,342.2	915.7
Rest of the world	207.7	416.4	265.3
Consolidated	$5,295.2	$6,936.4	$6,139.3

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  Unaudited Quarterly Results (in millions, except per share amounts)

	Fiscal Year Ended September 30, 2009				Fiscal Year Ended September 30, 2008
	4th Quarter(a)	3rd Quarter	2nd Quarter (b)	1st Quarter	4th Quarter	3rd Quarter(c)	2nd Quarter	1st Quarter

Net sales	$1,486.9	$1,226.2	$1,247.8	$1,334.3	$1,854.1	$1,920.1	$1,719.9	$1,442.3
Gross income	242.3	176.2	137.2	150.3	279.0	328.0	322.8	248.5
Operating income (loss)	118.1	38.3	(1,172.9)	24.5	132.4	193.0	175.9	113.7

Income (loss) from continuing operations	$52.4	$(22.0)	$(1,190.3)	$(12.4)	$62.4	$102.0	$81.0	$41.5
Income (loss) from discontinued operations	87.9	(4.6)	(1.6)	(8.2)	(8.7)	(186.3)	(8.4)	(4.2)
Net income (loss)	$140.3	$(26.6)	$(1,191.9)	$(20.6)	$53.7	$(84.3)	$72.6	$37.3

Earnings (loss) per share-basic
From continuing operations	$0.64	$(0.30)	$(16.00)	$(0.17)	$0.84	$1.38	$1.10	$0.56
From discontinued operations	1.06	(0.06)	(0.02)	(0.11)	(0.12)	(2.52)	(0.12)	(0.05)
	$1.70	$(0.36)	$(16.02)	$(0.28)	$0.72	$(1.14)	$0.98	$0.51

Earnings (loss) per share-diluted
From continuing operations	$0.63	$(0.30)	$(16.00)	$(0.17)	$0.84	$1.36	$1.08	$0.55
From discontinued operations	1.05	(0.06)	(0.02)	(0.11)	(0.12)	(2.48)	(0.11)	(0.05)
	$1.68	$(0.36)	$(16.02)	$(0.28)	$0.72	$(1.12)	$0.97	$0.50

Common Stock per share dividends	$—	$—	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10

(a)          Included within discontinued operations for the fourth quarter of fiscal 2009 was a non cash pre-tax gain of $33.8 million on the sale of Geesink.  See Note 3 of the Notes to the Consolidated Financial Statements for additional details.

(b)         Results for the second quarter of fiscal 2009 include goodwill impairment charges of $1,167.8 million and long-lived asset impairment charges of $30.0 million.  See Note 8 of the Notes to Consolidated Financial Statements for a discussion of the charges.

(c)          Results for the third quarter of fiscal 2008 include a goodwill impairment charge of $167.4 million and a long-lived asset impairment charge of $6.8 million within discontinued operations.  See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the charges.

23.  Subsequent Events

In October 2009, the Company completed the sale of its 75% interest in BAI, the Company’s European fire apparatus and equipment business, to BAI’s management team for nominal cash consideration.  BAI, which was included in the Company’s fire & emergency segment, had sales of $42.2 million, $58.7 million and $49.9 million in fiscal 2009, 2008 and 2007, respectively.  This business did not meet criteria to be recorded as assets held for sale as of September 30, 2009 as the Company did not receive Board of Directors approval for the sale until October 2009.  The Company expects to record a small loss on the sale of BAI in the first quarter of fiscal 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009.  Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of September 30, 2009, the Company’s internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm.  The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Company has no information to report pursuant to Item 9B.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be included under the captions “Governance of the Company — The Board of Directors,” “Governance of the Company — Committees of the Board of Directors — Audit Committee” and “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 4, 2010, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.   Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this report.

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

The information to be included under the captions “Report of the Human Resources Committee,” “Executive Compensation” and “Director Compensation” contained in the Company’s definitive proxy statement for the annual meeting of shareholders on February 4, 2010, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be included under the caption “Stock Ownership — Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 4, 2010, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of September 30, 2009.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants, rights and performance share awards (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders	5,795,109	$28.03	2,688,467

Equity compensation plans not approved by security holders	—	n/a	—

Total	5,795,109	$28.03	2,688,467

(1)          Represents options to purchase the Company’s Common Stock granted under the Company’s 1990 Incentive Stock Plan, as amended, 2004 Incentive Stock and Awards Plan, and 2009 Incentive Stock and Awards Plan, all of which were approved by the Company’s shareholders.

(2)          Excludes 2,935 shares of nonvested Common Stock subject to a three-year vesting period, previously issued under the Company’s 2004 Incentive Stock and Awards Plan.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information to be included under the caption “Governance of the Company — The Board of Directors,” “Executive Compensation — Pension Benefits,” “Executive Compensation — Potential Payments Upon Termination or Change in Control” and “Governance of the Company — Policies and Procedures Regarding Related Person Transactions” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 4, 2010, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be included under the caption “Report of the Audit Committee” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 4, 2010, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)   1.     Financial Statements:  The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm included in the Annual Report to Shareholders for the fiscal year ended September 30, 2009, are contained in Item 8:

2.     Financial Statement Schedule:

Schedule II — Valuation & Qualifying Accounts

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

OSHKOSH CORPORATION

November 18, 2009	By	/S/ Robert G. Bohn
Robert G. Bohn, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

November 18, 2009	By	/S/ Robert G. Bohn
Robert G. Bohn, Chairman and Chief Executive Officer (Principal Executive Officer)

November 18, 2009	By	/S/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 18, 2009	By	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

November 18, 2009	By	/S/ J. William Andersen
J. William Andersen, Director

November 18, 2009	By	/S/ Richard M. Donnelly
Richard M. Donnelly, Director

November 18, 2009	By	/S/ Frederick M. Franks, Jr.
Frederick M. Franks, Jr., Director

November 18, 2009	By	/S/ Michael W. Grebe
Michael W. Grebe, Director

November 18, 2009	By:	/S/ John J. Hamre
John J. Hamre, Director

November 18, 2009	By	/S/ Kathleen J. Hempel
Kathleen J. Hempel, Director

November 18, 2009	By	/S/ Harvey N. Medvin
Harvey N. Medvin, Director

November 18, 2009	By	/S/ J. Peter Mosling, Jr.
J. Peter Mosling, Jr., Director

November 18, 2009	By	/S/ Craig P. Omtvedt
Craig P. Omtvedt, Director

November 18, 2009	By	/S/ Richard G. Sim
Richard G. Sim, Director

November 18, 2009	By	/S/ Charles L. Szews
Charles L. Szews, Director, President and Chief Operating Officer

SCHEDULE II

OSHKOSH CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

Years Ended September 30, 2009, 2008 and 2007

(In millions)

Fiscal Year	Balance at Beginning of Year	Acquisitions of Businesses	Additions Charged to Expense	Reductions*	Balance at End of Year

2007	$7.0	$14.8	$9.9	$(0.7)	$31.0

2008	$31.0	$(4.0)	$2.3	$(4.5)	$24.8

2009	$24.8	$—	$25.7	$(8.5)	$42.0

*      Represents amounts written off to the reserve, net of recoveries and foreign currency translation adjustments.  Fiscal 2009 also includes a $3.2 million reduction related to the disposition of Geesink.

OSHKOSH CORPORATION

EXHIBIT INDEX

2009 ANNUAL REPORT ON FORM 10-K

3.1           Amended and Restated Articles of Incorporation of Oshkosh Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).

3.2           By-Laws of Oshkosh Corporation, as amended effective February 3, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 6, 2009 (File No. 1-31371)).

4.1           Credit Agreement, dated December 6, 2006, among Oshkosh Corporation, the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated December 6, 2006 (File No. 1-31371)).

4.2           Second Amendment, dated as of March 6, 2009, entered into by Oshkosh Corporation, Bank of America, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 9, 2009 (File No. 1-31371)).

10.1         Oshkosh Corporation 1990 Incentive Stock Plan, as amended through September 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.2         Form of Oshkosh Corporation 1990 Incentive Stock Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-62687)).*

10.3         Form of Oshkosh Corporation 1990 Incentive Stock Plan Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-62687)).*

10.4         First Amended and Restated Employment Agreement, effective as of January 1, 2008, between Oshkosh Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 1-31371)).*

10.5         Amendment, effective February 1, 2009, to Amended and Restated Employment Agreement between Oshkosh Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-31371)).*

10.6         Oshkosh Corporation Executive Retirement Plan, amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.7         Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Robert G. Bohn and Charles L. Szews (each of the persons identified have signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 1-31371)).*

10.8         Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Bryan J. Blankfield, R. Andy Hove, Joseph H. Kimmitt, Craig E. Paylor, David M. Sagehorn, Donald H. Verhoff, Michael J. Wuest and Matthew J. Zolnowski (each of the persons identified have signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.9         Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Thomas D. Fenner and Wilson R. Jones (each of the persons indentified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.10       Oshkosh Corporation 2004 Incentive Stock and Awards Plan, as amended through September 15, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.11       Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards prior to September 19, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-114939)).*

10.12       Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards on and after September 19, 2005 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.13       Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards prior to September 19, 2005 (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-114939)).*

10.14       Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards on and after September 19, 2005 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.15       Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 14, 2004 (File No. 1-31371)).*

10.16       Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 1, 2005 (File No. 1-31371)).*

10.17       Summary of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.18       Confidentiality and Loyalty Agreement, dated as of March 20, 2007, between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 20, 2007 (File No. 1-31371)).*

10.19       First Amended and Restated Employment Agreement, effective as of January 1, 2008, between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 1-31371)).*

10.20       Amendment, effective February 1, 2009, to Amended and Restated Employment Agreement between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-31371)).*

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

10.24       Oshkosh Corporation 2009 Incentive Stock and Awards Plan (incorporated by reference to Attachment A to the Company’s definitive proxy statement on Schedule 14A for the Oshkosh Corporation Annual Meeting of Shareholders held on February 3, 2009).*

10.25       Framework for Awards of Performance Shares under the Oshkosh Corporation 2009 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.26       Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.27       Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.28       JLG Industries, Inc. Supplemental Executive Retirement Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.29       JLG Industries, Inc. Executive Deferred Compensation Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.30       JLG Industries, Inc. Executive Severance Plan, as amended and restated effective October 15, 2006 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.31       JLG Industries, Inc. Executive Severance Plan Participation Agreement, dated as of October 14, 2006, between JLG Industries, Inc. and Craig E. Paylor (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

11            Computation of per share earnings (contained in Note 17 of “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009).

21            Subsidiaries of Registrant.

23            Consent of Deloitte & Touche LLP.

31.1         Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 18, 2009.

31.2         Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 18, 2009.

32.1         Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 18, 2009.

32.2         Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 18, 2009.

*Denotes a management contract or compensatory plan or arrangement.