Form 10-Q
period 2009-12-31
OSHKOSH CORP
filed 2010-01-28
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

As of January 25, 2010, 89,527,280 shares of the Registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

FOR THE QUARTER ENDED DECEMBER 31, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

OSHKOSH CORPORATION

Condensed Consolidated Statements of Operations

(In millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2009	2008

Net sales	$2,434.1	$1,328.7
Cost of sales	1,954.9	1,179.1
Gross income	479.2	149.6

Operating expenses:
Selling, general and administrative	114.8	107.8
Amortization of purchased intangibles	15.4	16.2
Intangible asset impairment charges	23.3	—
Total operating expenses	153.5	124.0
Operating income	325.7	25.6

Other income (expense):
Interest expense	(50.8)	(44.1)
Interest income	0.9	1.2
Miscellaneous, net	0.2	3.3
	(49.7)	(39.6)
Income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	276.0	(14.0)
Provision for (benefit from) income taxes	103.2	(1.8)
Income (loss) from continuing operations before equity in earnings of unconsolidated affiliates	172.8	(12.2)
Equity in (losses) earnings of unconsolidated affiliates, net of tax	(0.3)	0.5
Income (loss) from continuing operations, net of tax	172.5	(11.7)
Discontinued operations, net of tax	(2.9)	(9.1)
Net income (loss)	169.6	(20.8)
Net loss attributable to the noncontrolling interest	—	0.2
Net income (loss) attributable to Oshkosh Corporation	$169.6	$(20.6)

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-basic:
Income (loss) from continuing operations	$1.93	$(0.16)
Discontinued operations	(0.03)	(0.12)
	$1.90	$(0.28)

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-diluted:
Income (loss) from continuing operations	$1.90	$(0.16)
Discontinued operations	(0.03)	(0.12)
	$1.87	$(0.28)

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts; unaudited)

	December 31, 2009	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$858.1	$530.4
Receivables, net	607.9	563.8
Inventories, net	806.3	789.7
Deferred income taxes	79.2	75.5
Other current assets	194.0	183.8
Total current assets	2,545.5	2,143.2
Investment in unconsolidated affiliates	35.6	37.3
Property, plant and equipment, net	394.6	410.2
Goodwill	1,054.3	1,077.3
Purchased intangible assets, net	946.1	967.8
Other long-term assets	133.1	132.2
Total assets	$5,109.2	$4,768.0

Liabilities and Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$1.1	$15.0
Accounts payable	823.6	555.8
Customer advances	839.3	731.9
Payroll-related obligations	65.7	74.5
Income taxes payable	4.9	3.1
Accrued warranty	75.0	72.8
Other current liabilities	205.4	205.5
Total current liabilities	2,015.0	1,658.6
Long-term debt, less current maturities	1,854.6	2,023.2
Deferred income taxes	231.0	239.6
Other long-term liabilities	322.2	330.3
Commitments and contingencies
Equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 89,511,389 and 89,495,337 shares issued, respectively)	0.9	0.9
Additional paid-in capital	623.0	619.5
Retained earnings (accumulated deficit)	138.8	(30.8)
Accumulated other comprehensive loss
Cumulative translation adjustments	32.2	41.2
Minimum pension liability adjustments	(83.4)	(84.3)
Gains (losses) on derivatives	(25.1)	(31.6)
Total accumulated other comprehensive loss	(76.3)	(74.7)
Common Stock in treasury, at cost (64,215 shares at September 30, 2009)	—	(0.8)
Total Oshkosh Corporation shareholders’ equity	686.4	514.1
Noncontrolling interest	—	2.2
Total equity	686.4	516.3
Total liabilities and equity	$5,109.2	$4,768.0

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Statements of Equity

(In millions, except per share amounts; unaudited)

	Oshkosh Corporation’s Shareholders
	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Non- Controlling Interest	Comprehensive Income (Loss)

Balance at September 30, 2009	$0.9	$619.5	$(30.8)	$(74.7)	$(0.8)	$2.2
Sale of discontinued operations	—	—	—	—	—	(2.2)
Comprehensive income:
Net income	—	—	169.6	—	—	—	$169.6
Change in fair value of derivative instruments, net of tax of $5.2	—	—	—	6.5	—	—	6.5
Minimum pension liability adjustment, net of tax of $0.5	—	—	—	0.9	—	—	0.9
Currency translation adjustments	—	—	—	(9.0)	—	—	(9.0)
Comprehensive income							$168.0
Exercise of stock options	—	0.1	—	—	0.8	—
Stock-based compensation and award of nonvested shares	—	3.2	—	—	—	—
Other	—	0.2	—	—	—	—
Balance at December 31, 2009	$0.9	$623.0	$138.8	$(76.3)	$—	$—

Balance at September 30, 2008	$0.7	$250.7	$1,082.9	$55.7	$(1.4)	$3.3
Comprehensive loss:
Net loss	—	—	(20.6)	—	—	(0.2)	$(20.8)
Change in fair value of derivative instruments, net of tax of $15.2	—	—	—	(24.5)	—	—	(24.5)
Minimum pension liability adjustment, net of tax of $0.4	—	—	—	0.6	—	—	0.6
Currency translation adjustments	—	—	—	(22.4)	—	(0.2)	(22.6)
Comprehensive loss							$(67.3)
Cash dividends ($0.10 per share)	—	—	(7.4)	—	—	—
Stock-based compensation and award of nonvested shares	—	1.5	—	—	—	—
Other	—	(0.2)	—	—	—	—
Balance at December 31, 2008	$0.7	$252.0	$1,054.9	$9.4	$(1.4)	$2.9

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions; unaudited)

	Three Months Ended December 31,
	2009	2008
Operating activities:
Net income (loss)	$169.6	$(20.8)
Non-cash asset impairment charges	23.3	—
Loss on sale of discontinued operations, net of tax	2.9	—
Depreciation and amortization	37.4	38.0
Other non-cash adjustments	(13.6)	10.9
Changes in operating assets and liabilities	286.4	252.1
Net cash provided by operating activities	506.0	280.2

Investing activities:
Additions to property, plant and equipment	(11.9)	(9.7)
Additions to equipment held for rental	(1.0)	(5.9)
Proceeds from sale of property, plant and equipment	0.4	0.3
Proceeds from sale of equipment held for rental	3.4	0.7
Other investing activities	(0.1)	(0.7)
Net cash used by investing activities	(9.2)	(15.3)

Financing activities:
Repayment of long-term debt	(167.9)	(25.2)
Net repayments under revolving credit facility	—	(55.1)
Proceeds from exercise of stock options	0.9	—
Dividends paid	—	(7.4)
Net cash used by financing activities	(167.0)	(87.7)

Effect of exchange rate changes on cash	(2.1)	(4.6)
Increase in cash and cash equivalents	327.7	172.6
Cash and cash equivalents at beginning of period	530.4	88.2
Cash and cash equivalents at end of period	$858.1	$260.8

Supplemental disclosures:
Cash paid for interest	$64.8	$45.1
Cash paid for income taxes	129.7	9.7

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in Oshkosh Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2009.  The interim results are not necessarily indicative of results for the full year.  In connection with preparation of the Condensed Consolidated Financial Statements, the Company evaluated subsequent events through January 28, 2010, which is the date the Company filed its Form 10-Q with the Securities and Exchange Commission.

In October 2009, the Company sold its 75% ownership interest in BAI Brescia Antincendi International S.r.l. (“BAI”).  BAI, a European fire apparatus manufacturer, had sales of $42.2 million in fiscal 2009 and was previously included in the Company’s fire & emergency operating segment.  The historical operating results of this business have been reclassified and are now presented in “Discontinued operations, net of tax,” in the Condensed Consolidated Statements of Operations.

New Accounting Standards — In September 2007, the Financial Accounting Standards Board (“FASB”) issued a new standard on fair value measurements, which defined fair value, established a framework for measuring fair value and expanded disclosures about fair value measurements.  The fair value standard clarified the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact business for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  Effective October 1, 2008, the Company partially adopted the fair value standard but did not adopt it for non-financial assets and liabilities which are not recognized or disclosed at fair value on a recurring basis.  Effective October 1, 2009, the Company adopted the fair value standard for non-financial assets and liabilities which are not recognized or disclosed at fair value on a recurring basis.  The adoption of the remaining provisions of the fair value standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  See Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information regarding fair value measurement disclosures.

In December 2007, the FASB issued a new standard on business combinations, which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date.  Acquisition-related transaction and restructuring costs are expensed rather than treated as acquisition costs and included in the amount recorded for assets acquired.  The new business combination standard became effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after October 1, 2009.  The new business combination standard also amends FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to October 1, 2009 would also apply the provision of the new business combination standard.  At September 30, 2009, the Company had $20.1 million of tax contingencies associated with acquisitions that closed prior to October 1, 2009.  Any adjustments required upon resolution of these contingencies will now be reflected in “Provision for (benefit from) income taxes” in the Condensed Consolidated Statements of Operations, whereas, under the previous standard, they would have been recorded as adjustments to goodwill.

In December 2007, the FASB issued a new standard on noncontrolling interests in consolidated financial statements, which clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The Company adopted the new noncontrolling interests standard as of October 1, 2009.  The adoption of the new noncontrolling interests standard did not have a material impact on the Company’s financial condition, results of operations and cash flows.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In June 2009, the FASB issued a new standard to address the elimination of the concept of a qualifying special purpose entity.  The new variable interest standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity.  Additionally, the new variable interest standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity.  The Company will be required to adopt the new variable interest standard as of October 1, 2010.  The Company is currently evaluating the impact of the new variable interest standard on the Company’s financial condition, results of operations and cash flows.

2.     Discontinued Operations

In July 2009, the Company completed the sale of its ownership in Geesink Group B.V., Geesink Norba Limited and Norba A. B. (collectively, “Geesink”) for nominal cash consideration.  Geesink, a European refuse collection vehicle manufacturer, was previously included in the Company’s commercial operating segment.

In October 2009, the Company sold its 75% ownership interest in BAI for nominal cash consideration.  Following reclassification of $0.8 million of cumulative translation adjustments out of equity, the Company recorded a small after tax loss on the sale, which was recognized in the first quarter of fiscal 2010 and has been included in discontinued operations.  BAI, a European fire apparatus manufacturer, was previously included in the Company’s fire & emergency operating segment.

The historical results of operations of these businesses for the three months ended December 31, 2008 have been reclassified and are now included in discontinued operations in the Condensed Consolidated Statements of Operations (in millions):

Net sales	$57.4
Cost of sales	55.6
Gross income	1.8
Operating expenses:
Selling, general and administrative	10.2
Amortization of purchased intangibles	0.1
Intangible asset impairment charges	—
Total operating expenses	10.3
Operating loss	(8.5)
Other expense	(0.6)
Loss before income taxes	(9.1)
Benefit from income taxes	—
Discontinued operations, net of tax	$(9.1)

The Company has elected not to reclassify BAI balances in the Condensed Consolidated Balance Sheet as of September 30, 2009.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.     Receivables

Receivables consisted of the following (in millions):

	December 31, 2009	September 30, 2009
U.S. government
Amounts billed	$331.1	$243.1
Cost and profits not billed	18.8	5.9
	349.9	249.0
Other trade receivables	229.6	289.9
Finance receivables	55.3	46.7
Notes receivables	64.1	66.5
Other receivables	29.1	26.9
	728.0	679.0
Less allowance for doubtful accounts	(43.0)	(42.0)
	$685.0	$637.0

Current receivables	$607.9	$563.8
Long-term receivables	77.1	73.2
	$685.0	$637.0

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

Finance receivables consisted of the following (in millions):

	December 31, 2009	September 30, 2009

Finance receivables	$62.7	$52.0
Estimated residual value	2.1	2.1
Less unearned income	(9.5)	(7.4)
Net finance receivables	55.3	46.7
Less allowance for doubtful accounts	(18.6)	(11.8)
	$36.7	$34.9

The contractual maturities of the Company’s finance receivables at December 31, 2009 were as follows: 2010 (remaining nine months) - $22.0 million; 2011 - $12.7 million; 2012 - $13.8 million; 2013 - $8.4 million; 2014 - $5.6 million and 2015 - $0.2 million.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Notes receivable include refinancing of trade accounts and finance receivables.  As of December 31, 2009 and September 30, 2009, approximately 87% and 85%, respectively, of the notes receivable were due from two parties.  The Company routinely evaluates the creditworthiness of its customers and establishes reserves if required under the circumstances.  Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor.  The Company may incur losses in excess of recorded reserves if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

4.     Inventories

Inventories consisted of the following (in millions):

	Decenber 31, 2009	September 30, 2009

Raw materials	$653.8	$513.4
Partially finished products	328.3	326.3
Finished products	248.5	325.2
Inventories at FIFO cost	1,230.6	1,164.9
Less: Progress/performance-based payments on U.S. government contracts	(364.2)	(317.3)
Excess of FIFO cost over LIFO cost	(60.1)	(57.9)
	$806.3	$789.7

Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

Inventory includes costs which are amortized to expense as sales are recognized under certain contracts.  At December 31, 2009 and September 30, 2009, unamortized costs related to long-term contracts of $3.2 million and $3.5 million, respectively, were included in inventory.

5.     Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method, and consisted of the following (in millions):

	Percent- owned	December 31, 2009	September 30, 2009

OMFSP (U.S.)	50%	$14.6	$14.7
RiRent (The Netherlands)	50%	15.3	15.7
Mezcladoras (Mexico)	49%	5.7	6.9
		$35.6	$37.3

The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest.  Earnings or losses, net of related income taxes, are reflected in “Equity in (losses) earnings of unconsolidated affiliates, net of tax.”

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

were secured by such leases) to capitalize the partnership.  Leases and related notes payable contributed by the Company were originally acquired in connection with the McNeilus acquisition.

OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to certain customers of the Company.  The Company sells vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers.  The Company’s sales to OMFSP were $0.6 million and $9.1 million for the three months ended December 31, 2009 and 2008, respectively.  Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees.  Each partner funds one-half of the approximate 4.0% to 8.0% equity portion of the cost of new equipment purchases.  Customers typically provide a 2.0% to 6.0% down payment.  Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement.  Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP.  All such OMFSP indebtedness is non-recourse to the Company and its partner.  Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP.  For these and other reasons, the Company has determined that OMFSP is a voting interest entity.  Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

The Company and an unaffiliated third-party are joint venture partners in RiRent Europe, B.V. (“RiRent”).  RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe.  The re-rental fleet provides rental companies with equipment to support requirements on short notice.  RiRent does not provide services directly to end users.  The Company’s sales to RiRent were $1.3 million and $0.9 million for the three months ended December 31, 2009 and 2008, respectively.  The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years.  Indebtedness of RiRent is secured by the underlying leases and assets of RiRent.  All such RiRent indebtedness is non-recourse to the Company and its partner.  Under RiRent’s €55.0 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio of at least 30.0% (43.4% as of September 30, 2009).

6.     Property, Plant and Equipment

The following table presents details of the Company’s property, plant and equipment (in millions):

	December 31, 2009	September 30, 2009

Land and land improvements	$44.2	$44.2
Buildings	206.2	210.4
Machinery and equipment	444.2	442.3
Equipment on operating lease to others	54.7	56.8
Construction in progress	11.8	9.7
	761.1	763.4
Less accumulated depreciation	(366.5)	(353.2)
	$394.6	$410.2

Depreciation expense recorded in continuing operations was $18.4 million and $19.2 million for the three months ended December 31, 2009 and 2008, respectively.  Equipment on operating lease to others represents the cost of equipment sold to customers for whom the Company has guaranteed the residual value and equipment on short-term leases.  These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years.  Cost less accumulated depreciation for equipment on operating lease to others at December 31, 2009 and September 30, 2009 was $34.3 million and $38.7 million, respectively.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.     Goodwill and Purchased Intangible Assets

In accordance with the provisions of ASC Topic 350-20, Goodwill, the Company reviews goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment.  In the first quarter of fiscal 2010, the Oshkosh Specialty Vehicles (“OSV”) reporting unit experienced a significant decline in sales, operating income and orders for future sales.  The decline was primarily attributable to concerns of OSV’s mobile medical trailer customers regarding current and future levels of Medicare reimbursement for services performed by these customers.  As a result of these significant declines, the reporting unit revised its forecast to incorporate these reductions which resulted in a significant decline in projected fiscal 2010 sales and operating income.  The severity of the decline in the updated forecast, the current Medicare reimbursement environment and the uncertainty regarding the potential for passage of a health care reform bill which could further reduce Medicare reimbursement rates resulted in an interim indicator of impairment of the reporting unit that required the Company to perform additional impairment testing of goodwill and long-lived intangible assets at this reporting unit in the first quarter of fiscal 2010.

To derive the fair value of OSV, the Company utilized both the income and market approaches.  This fair value determination was categorized as level 3 in the fair value hierarchy.  Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn.  Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management.  For the OSV impairment analysis, the Company used a weighted-average cost of capital of 14.5% and a terminal growth rate of 3%.  Under the market approach, the Company derived the fair value of the reporting unit based on revenue multiples of comparable publicly-traded companies.  The final valuation was more heavily weighted towards the income approach as the Company believed the data available to apply the market approach at the time of the testing was not reliable as a result of the extreme volatility in stock prices due to the global recession and tight credit markets.

As a result of this analysis, $19.0 million of goodwill and $4.3 million of other long-lived intangible assets were considered impaired and were written off during the first quarter of fiscal 2010.  Assumptions utilized in the impairment analysis are highly judgmental.  Changes in estimates or the application of alternative assumptions could have produced significantly different results.  No interim impairment indicators were present in any of the Company’s other reporting units during the quarter, and the Company did not perform any testing on those reporting units.

The following table presents the changes in goodwill during the three months ended December 31, 2009 (in millions):

	Access equipment	Fire & emergency	Commercial	Total
Balance at September 30, 2009:
Goodwill	$1,821.5	$227.8	$197.2	$2,246.5
Accumulated impairment losses	(892.5)	(100.8)	(175.9)	(1,169.2)
	$929.0	$127.0	$21.3	$1,077.3

Balance at September 30, 2009	$929.0	$127.0	$21.3	$1,077.3
Impairment losses	—	(19.0)	—	(19.0)
Translation	(4.4)	0.3	0.1	(4.0)
Balance at December 31, 2009	$924.6	$108.3	$21.4	$1,054.3

Balance at December 31, 2009:
Goodwill	$1,817.1	$220.0	$197.3	$2,234.4
Accumulated impairment losses	(892.5)	(111.7)	(175.9)	(1,180.1)
	$924.6	$108.3	$21.4	$1,054.3

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Details of the Company’s total purchased intangible assets are as follows (in millions):

	December 31, 2009
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(18.2)	$37.2
Non-compete	10.5	56.3	(48.9)	7.4
Technology-related	11.8	104.1	(38.0)	66.1
Customer relationships	12.6	581.8	(150.0)	431.8
Other	12.4	14.0	(10.5)	3.5
	14.2	811.6	(265.6)	546.0
Non-amortizable tradenames		400.1	—	400.1
Total		$1,211.7	$(265.6)	$946.1

	September 30, 2009
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(17.9)	$37.5
Non-compete	10.5	57.0	(49.0)	8.0
Technology-related	11.8	104.4	(35.9)	68.5
Customer relationships	12.6	588.2	(138.9)	449.3
Other	12.4	14.0	(10.1)	3.9
	14.2	819.0	(251.8)	567.2
Non-amortizable tradenames		400.6	—	400.6
Total		$1,219.6	$(251.8)	$967.8

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2010 and the five years succeeding September 30, 2010 are as follows: 2010 (remaining nine months) - $45.5 million; 2011 - $60.2 million; 2012 - $60.0 million; 2013 - $57.2 million; 2014 - $55.4 million and 2015 - $55.4 million.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.     Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	December 31, 2009	September 30, 2009
Senior secured facility:
Revolving line of credit	$—	$—
Term loan A	—	117.7
Term loan B	1,852.6	1,902.6
Other long-term facilities	2.6	4.0
	1,855.2	2,024.3
Less current portion	(0.6)	(1.1)
	$1,854.6	$2,023.2

Current portion of long-term debt	$0.6	$1.1
Other short-term facilities	0.5	13.9
	$1.1	$15.0

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

The Amendment also added a usage fee equal to an annualized rate of 50 basis points on the aggregate principal amount of all outstanding loans under the Credit Agreement for any day on which the Company has a corporate family rating from Moody’s Investors Service of B3 with “negative” watch or lower or a corporate credit rating from Standard and Poor’s Rating Services of B- with “negative” watch or lower.  The Company’s credit ratings are reviewed regularly by these major debt rating agencies.  Moody’s Investors Service maintains a rating of B2 with “negative” outlook on the Company’s long-term debt.  Standard & Poor’s Rating Services maintains a rating of B+ with a “stable” outlook on the Company’s long-term debt.

During the first quarter of fiscal 2010, the Company prepaid the remaining balance under Term Loan A.  The remaining outstanding balance under Term Loan B at December 31, 2009 of $1,852.6 million is due December 6, 2013. At December 31, 2009, the Company had no borrowings outstanding under the Revolving Credit Facility, and outstanding letters of credit of $39.0 million reduced available capacity under the Revolving Credit Facility to $511.0 million.

Interest rates on borrowings under the Revolving Credit Facility and Term Loan Facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5%, a bank’s “Prime Rate” or the sum of 1.0% plus the “Off-Shore” rate that would be applicable for an interest period of one month beginning on such day) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin.  The margin on the Revolving Credit Facility is subject to adjustment, up or down, based on whether certain financial criteria are met.  At December 31, 2009, the interest rate spread on the Revolving Credit Facility and Term Loan Facility was 600 basis points.  The weighted-average interest rate on Term Loan B borrowings outstanding at December 31, 2009 was 6.27%.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt.  At December 31, 2009, the fair value of Term Loan B was estimated to be $1,849.1 million.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt.  The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement, as amended (11.105% at December 31, 2009).  The notional amount of the swap at December 31, 2009 was $750 million and reduces to $250 million on December 6, 2010.

The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments. The effective portion of the change in fair value of the derivative will be recorded in “Accumulated other comprehensive loss,” while any ineffective portion is recorded as an adjustment to interest expense. At December 31, 2009, a loss of $39.4 million ($24.9 million net of tax), representing the fair value of the interest rate swap, was recorded in “Accumulated other comprehensive loss.” The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense when the hedged, forecasted interest is recorded. Net gains or losses related to hedge ineffectiveness on the interest rate swap were insignificant for all periods presented.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 5.105% and the counterparty will pay the Company interest on the notional amount at a variable rate equal to 3-month LIBOR.  The 3-month LIBOR rate applicable to this agreement was 0.25% at December 31, 2009.  The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company.  The amounts exchanged are normally based on the notional amounts and other terms of the swaps.  The variable rates are subject to change over time as 3-month LIBOR fluctuates.  Neither the Company nor the counterparty is required to collateralize its obligations under these swaps.  The Company is exposed to loss if the counterparty defaults.  However, the counterparty is a large Aa1 rated global financial institution as of the date of this filing, and the Company believes that the risk of default is remote.

The Company’s obligations under the Credit Agreement are guaranteed by certain of its domestic subsidiaries, and the Company guarantees the obligations of certain of its subsidiaries under the Credit Agreement, as amended, to the extent such subsidiaries borrow directly under the Credit Agreement.  The Credit Agreement is also secured by a first-priority, perfected lien and security interests in all of the equity interests of the Company’s active domestic subsidiaries, 65% of the equity interests of certain foreign subsidiaries of the Company and certain real property; subject to customary permitted lien exceptions, substantially all other personal property of the Company and certain subsidiaries; and all proceeds thereof.

The Credit Agreement contains various restrictions and covenants, including restrictions on the ability of the Company and certain of its subsidiaries to, among other things, consolidate or merge, create liens, incur additional indebtedness and dispose of assets.  The Credit Agreement also requires the Company to maintain the following financial ratios:

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

As of December 31, 2009, the Company was in compliance with the Leverage Ratio with a ratio of 2.52 to 1.0.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of December 31, 2009, the Company was in compliance with the Interest Coverage Ratio with a ratio of 3.71 to 1.0.

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

The Senior Secured Leverage Ratio limitation is not applicable until June 30, 2011.

The Credit Agreement limits the amount of dividends, stock repurchases and other types of distributions during any fiscal year in excess of certain limits based upon the Leverage Ratio as of the end of the fiscal quarter preceding the proposed distribution.  When the Leverage Ratio as of the end of a fiscal quarter is greater than 4.0 to 1.0, then no such distribution may be made if, after giving effect to such distribution, the aggregate amount of all such payments made in such fiscal quarter would exceed the sum of $0.01 per outstanding share of the Company’s Common Stock plus $250,000 or the aggregate amount of all such payments made in the applicable fiscal year would exceed $3.85 million.  The Company suspended payment of dividends effective April 2009.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Changes in the Company’s warranty liability were as follows (in millions):

	Three Months Ended December 31,
	2009	2008

Balance at beginning of period	$72.8	$88.3
Warranty provisions	19.5	13.5
Settlements made	(12.8)	(15.4)
Changes in liability for pre-existing warranties, net	(2.6)	1.0
Foreign currency translation adjustment	(0.3)	(1.4)
Disposition of business	(1.6)	—
Balance at end of period	$75.0	$86.0

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

In the access equipment segment, the Company is party to multiple agreements whereby it guarantees an aggregate of $300.1 million in indebtedness of others, including $115.3 million maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party debt.  Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability, among other things, to take possession of the underlying collateral.  At December 31, 2009 and September 30, 2009, the Company had recorded liabilities related to these agreements of $26.6 million and $26.7 million, respectively.  If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required.  While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations.  In the event that occurs, the Company cannot guarantee that the collateral underlying these agreements will be sufficient to avoid losses materially in excess of the amounts reserved.  Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions.  During an economic downturn, collateral values generally decline and can contribute to higher exposure to losses.

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

Fair Value Hedging Strategy — The Company enters into forward foreign exchange contracts to hedge certain firm commitments denominated in foreign currencies, primarily the Euro.  The purpose of the Company’s foreign currency hedging activities is to protect the Company from risk that the eventual U.S. dollar-equivalent cash flows from the sale of products to international customers will be adversely affected by changes in exchange rates.

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

At December 31, 2009, forward foreign exchange contracts designated as hedges were insignificant.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt.  The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments and, accordingly, derivative gains or losses are reflected as a component of “Accumulated other comprehensive loss” and are amortized to interest expense over the respective lives of the borrowings.  During the three months ended December 31, 2009 and 2008, $13.7 million and $11.1 million of expense, respectively, were recorded in the Condensed Consolidated Statements of Operations as amortization of interest rate derivative gains and losses.  At December 31, 2009 and September 30, 2009, net unrealized losses remaining of $39.4 million and $50.9 million, respectively, were deferred in “Accumulated other comprehensive loss.”  See Note 8 of the Notes to Condensed Consolidated Financial Statements for information regarding the interest rate swap.

The Company has entered into forward foreign exchange currency contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities.  The Company has not designated these derivative contracts as hedge transactions under ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings.  The fair value of foreign currency related derivatives are included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.”  At December 31, 2009, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $86.0 million in notional amounts, including $68.4 million in contracts to sell Euro, with the remaining contracts covering a variety of foreign currencies.  At September 30, 2009, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $81.5 million in notional amounts, including $69.6 million in contracts to sell Euro, with the remaining contracts covering a variety of foreign currencies.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair values of derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	December 31, 2009			September 30, 2009
	Other Current Assets	Other Current Liabilities	Other Long-term Liabilities	Other Current Assets	Other Current Liabilities	Other Long-term Liabilities
Designated as hedging instruments:
Interest rate contracts	$—	$31.8	$7.6	$—	$36.6	$14.3
Foreign exchange contracts	—	—	—	—	—	—

Not designated as hedging instruments:
Foreign exchange contracts	0.5	0.1	—	0.1	0.3	—
Total derivatives	$0.5	$31.9	$7.6	$0.1	$36.9	$14.3

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Operations consisted of the following (in millions):

		Three Months Ended
	Classification of	December 31,
	Gains (Losses)	2009	2008
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$(13.7)	$(11.1)

Reclassified from other comprehensive income (effective portion):
Foreign exchange contracts	Cost of sales	(0.1)	—

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	1.3	18.7
Total		$(12.5)	$7.6

11.  Fair Value Measurement

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

Level 2:     Observable inputs other than quoted prices, other than those included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:     Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of December 31, 2009, the fair values of the Company’s assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency exchange derivatives (a)	$—	$0.5	$—	$0.5
Goodwill (c)	—	—	16.2	16.2
Purchased intangible assets (c)	—	—	11.9	11.9
Total assets at fair value	$—	$0.5	$28.1	$28.6

Liabilities:
Foreign currency exchange derivatives (a)	$—	$0.1	$—	$0.1
Interest rate swaps (b)	—	39.4	—	39.4
Total liabilities at fair value	$—	$39.5	$—	$39.5

(a)          Based on observable market transactions of forward currency prices.

(b)         Based on observable market transactions of forward LIBOR rates.

(c)          During the first quarter of fiscal 2010, the Company recorded a goodwill impairment charge of $19.0 million and long-lived asset impairment charges of $4.3 million.  See Note 7 of the Notes to the Condensed Consolidated Financial Statements for a discussion of the fair value measurements related to the impairment charges which was categorized as a Level 3 fair value measurement.

12.  Stock-Based Compensation

Under the Company’s 2009 Incentive Stock and Awards Plan (the “2009 Stock Plan”), officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights, performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units or other stock-based awards.  The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant.  Stock options granted under the 2009 Stock Plan become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant.  Stock options terminate not more than seven years from the date of grant.  Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company and generally vest upon retirement.  The maximum number of shares of stock reserved for all awards under the 2009 Stock Plan is 4,000,000.  At December 31, 2009, the Company had reserved 8,403,034 shares of Common Stock to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes compensation expense for stock options, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable.  Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations for the three months ended December 31, 2009 and 2008 was $3.2 million ($2.0 million net of tax) and $1.5 million ($1.0 million net of tax), respectively.

The Company granted 650 options to purchase shares of the Company’s Common Stock and issued 6,682 shares of nonvested stock during the three month period ended December 31, 2009.  The Company did not grant any share-based compensation during the three months ended December 31, 2008.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted weighted-average shares used in the denominator of the per share calculations:

	Three Months Ended
	December 31,
	2009	2008

Basic weighted-average shares outstanding	89,477,892	74,376,460
Effect of dilutive stock options and other equity-based compensation awards	1,335,306	—
Diluted weighted-average shares outstanding	90,813,198	74,376,460

Options to purchase 1,414,989 shares of Common Stock were outstanding during the three months ended December 31, 2009, but were not included in the computation of diluted earnings per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.  Options to purchase 4,324,372 shares of Common Stock and 60,903 non-vested shares were outstanding during the three months ended December 31, 2008, but were excluded from the computation of diluted loss per share attributable to Oshkosh Corporation common shareholders because the net loss for the period caused all potentially dilutive shares to be anti-dilutive.

Income (loss) attributable to Oshkosh Corporation common shareholders was as follows (in millions):

	Three Months Ended
	December 31,
	2009	2008
Amounts attributable to Oshkosh Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$172.5	$(11.7)
Discontinued operations, net of tax	(2.9)	(8.9)
Net income (loss)	$169.6	$(20.6)

14.  Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Service cost	$3.6	$2.6	$0.1	$0.1
Interest cost	2.8	2.6	0.2	0.1
Expected return on plan assets	(3.0)	(2.8)	(0.2)	(0.1)
Amortization of prior service cost	0.3	0.3	—	—
Curtailment	—	1.0	—	—
Amortization of net actuarial loss	1.0	0.6	—	—
Net periodic benefit cost	$4.7	$4.3	$0.1	$0.1

The Company expects to contribute up to $20.0 million to its pension plans in fiscal 2010 compared to $17.4 million in fiscal 2009.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Components of net periodic other post-employment benefit costs were as follows (in millions):

	Three Months Ended
	December 31,
	2009	2008

Service cost	$1.0	$0.4
Interest cost	0.7	0.6
Amortization of net actuarial loss (gain)	0.2	(0.1)
Net periodic benefit cost	$1.9	$0.9

The Company made contributions to fund benefit payments of $0.3 million and $0.2 million for the three months ended December 31, 2009 and 2008, respectively, under its other post-employment benefit plans.  The Company estimates additional contributions of approximately $0.9 million will be made under these other post-employment plans prior to the end of fiscal 2010.

15.  Income Taxes

As of December 31, 2009, total gross unrecognized tax benefits, excluding related interest and penalties, were $71.6 million, $53.9 million of which would affect the Company’s effective tax rate if recognized in future periods.  Total gross unrecognized tax benefits, excluding interest and penalties, as of September 30, 2009 were $72.8 million, $36.8 million of which would affect the Company’s effective tax rate if recognized in future periods.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in “Provision for (benefit from) income taxes” in the Company’s Condensed Consolidated Statements of Operations.  At December 31, 2009, the Company had accrued $14.0 million for the potential payment of interest and penalties on gross unrecognized tax benefits.  The Company recognized $0.7 million in “Provision for (benefit from) income taxes” in the Company’s Condensed Consolidated Statements of Operations for interest and penalties for the three months ended December 31, 2009.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns.  The Company is regularly audited by federal, state and foreign tax authorities.  The Company’s taxable years ended September 30, 2006 and 2007 are currently under audit by the Internal Revenue Service.  It is reasonably possible that the Internal Revenue Service audits for the fiscal 2006 and 2007 tax years will be completed during the next twelve months, which could result in a decrease in the Company’s unrecognized tax benefits.  During the next twelve months, it is reasonably possible that tax audit resolutions could reduce unrecognized tax benefits by approximately $20 million, either because the Company’s tax positions are sustained on audit or because the Company agrees to their disallowance.

16.  Contingencies, Significant Estimates and Concentrations

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Environmental - As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third-party disposal and recycling facilities, which are licensed by appropriate governmental agencies.  In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency (“EPA”) or a state environmental agency for remediation.  Under the Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, each potentially responsible party (“PRP”) that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up these sites.  Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies.  PRPs also negotiate with each other regarding allocation of the cleanup costs.  The Company has been named a PRP with regard to one multiple-party site.  Based on current estimates, the Company believes its liability at this site will not be material and any responsibility of the Company is adequately covered through established reserves.

The Company has been addressing a regional trichloroethylene (“TCE”) groundwater plume on the south side of Oshkosh, Wisconsin.  The Company believes there may be multiple sources of TCE in the area.  TCE was detected at the Company’s North Plant facility with testing showing the highest concentrations in a monitoring well located on the upgradient property line.  In July 2009, upon completion of additional testing with favorable results at the Company’s North Plant facility, the State of Wisconsin Department of Natural Resources (“WDNR”) agreed to close its investigation of the North Plant facility and not to require any remediation at the North Plant facility at this time, provided that the Company and any subsequent owner of the North Plant facility comply with certain conditions.  The WDNR may reopen its investigation of the matter if additional evidence of contamination at the North Plant facility is discovered.  Also, as part of the regional TCE groundwater investigation, the Company conducted a groundwater investigation of a former landfill located on Company property.  The landfill, acquired by the Company in 1972, is approximately 2.0 acres in size and is believed to have been used for the disposal of household waste.  Based on the investigation, the Company believes, and the WDNR has concurred, that the landfill is not one of the sources of the TCE contamination.  As such, in March 2009, the WDNR agreed to close its investigation of the landfill as a possible source of the TCE and not to require any remediation at the landfill at this time, provided that the Company and any subsequent owner of the landfill comply with certain conditions.  The landfill will remain on the State of Wisconsin’s registry of former landfills.  The WDNR may reopen its investigation of the matter if additional evidence of contamination at the landfill is discovered.  Based upon current knowledge, the Company believes its liability associated with the TCE issue will not be material and is adequately covered through reserves established by the Company.  However, this may change as investigations by unrelated property owners and the government proceed.

At December 31, 2009 and September 30, 2009, the Company had reserves of $2.1 million and $2.1 million, respectively, for losses related to environmental matters that were probable and estimable.  The amount recorded for identified contingent liabilities is based on estimates.  Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available.  Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures.  Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

Personal Injury Actions and Other - Product and general liability claims arise against the Company from time to time in the ordinary course of business.  The Company is generally self-insured for future claims up to $3.0 million per claim.  Accordingly, a reserve is maintained for the estimated costs of such claims.  At December 31, 2009 and September 30, 2009, the reserve for product and general liability claims was $41.6 million and $46.8 million, respectively, based on available information.  There is inherent uncertainty as to the eventual resolution of unsettled claims.  Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $243.5 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $39.0 million at December 31, 2009.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

17.  Business Segment Information

In accordance with ASC Topic 280, Segment Reporting, for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature.  The caption “Corporate” includes corporate office expenses, including share-based compensation and results of insignificant operations.  Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment and certain other assets pertaining to corporate activities.

Summarized financial information concerning the Company’s product lines and reportable segments was as follows (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2009			December 31, 2008
	External		Net	External		Net
	Customers	Intersegment	Sales	Customers	Intersegment	Sales
Net sales:
Defense	$1,857.5	$2.2	$1,859.7	$541.1	$2.7	$543.8
Access equipment
Aerial work platforms	87.9	—	87.9	183.1	—	183.1
Telehandlers	38.8	—	38.8	110.7	—	110.7
Other (a)	73.7	527.6	601.3	74.6	—	74.6
Total access equipment	200.4	527.6	728.0	368.4	—	368.4

Fire & emergency	242.9	8.0	250.9	253.0	12.4	265.4

Commercial
Concrete placement	41.6	—	41.6	51.7	1.1	52.8
Refuse collection	80.7	—	80.7	96.5	3.7	100.2
Other	11.0	21.8	32.8	18.0	9.4	27.4
Total commercial	133.3	21.8	155.1	166.2	14.2	180.4
Intersegment eliminations	—	(559.6)	(559.6)	—	(29.3)	(29.3)
Consolidated	$2,434.1	$—	$2,434.1	$1,328.7	$—	$1,328.7

(a)         JLG intersegment sales for the three months ended December 31, 2009 are comprised of assembly of M-ATV crew capsules and complete vehicles for the defense segment.  JLG invoices defense for work under this contract, which was initiated in the fourth quarter of fiscal 2009.  These sales are eliminated in consolidation.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended
	December 31,
	2009	2008
Income (loss) from continuing operations:
Defense	$339.7	$73.7
Access equipment	13.5	(47.0)
Fire & emergency (a)	(2.2)	19.3
Commercial	3.1	0.6
Corporate	(24.4)	(21.3)
Intersegment eliminations	(4.0)	0.3
Operating income	325.7	25.6
Interest expense, net of interest income	(49.9)	(42.9)
Miscellaneous, net	0.2	3.3
Income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$276.0	$(14.0)

(a)         Results for the first quarter of fiscal 2010 include non-cash goodwill and long-lived asset impairment charges of $23.3 million.

	December 31,	September 30,
	2009	2009
Identifiable assets:
Defense - U.S.	$749.3	$527.5
Access equipment:
U.S.	2,184.5	1,972.2
Europe (a)	729.2	764.9
Rest of world	131.6	131.9
Total access equipment	3,045.3	2,869.0
Fire & emergency: (b)
U.S.	557.8	604.4
Europe (c)	19.8	82.4
Total fire & emergency	577.6	686.8
Commercial:
U.S. (a)	318.0	334.5
Other North America (a)	33.7	34.0
Total commercial	351.7	368.5
Corporate and other - U.S.	385.3	316.2
Consolidated	$5,109.2	$4,768.0

(a)         Includes investments in unconsolidated affiliates.

(b)         December 31, 2009 balances reflect the first quarter fiscal 2010 goodwill impairment charge of $19.0 million and long-lived asset impairment charges of $4.3 million.  See Note 7 of the Notes to the Condensed Consolidated Financial Statements for a discussion of the charges.

(c)          December 31, 2009 balance reflects the sale of BAI.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Net sales by geographic region based on product shipment destination were as follows (in millions):

	Three Months Ended
	December 31,
	2009	2008
Net sales:
United States	$2,210.5	$1,076.5
Other North America	15.0	25.0
Europe, Africa and Middle East	154.6	150.5
Rest of world	54.0	76.7
Consolidated	$2,434.1	$1,328.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview,” are forward-looking statements.  When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  These factors include risks related to sustaining the required rate of production for the MRAP All Terrain Vehicle (“M-ATV”) contract and the amount, if any, of additional orders for M-ATVs that the Company may receive; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, especially during a global recession and tight credit markets; the duration of the global recession, which could lead to additional impairment charges related to many of the Company’s intangible assets; the expected level and timing of U.S. Department of Defense (“DoD”) procurement of products and services and funding thereof, including the outcome of the formal protests of the Family of Medium Tactical Vehicles (“FMTV”) award to the Company; risks related to reductions in government expenditures, the potential for the government to competitively bid the Company’s Army and Marine contracts and the uncertainty of government contracts generally; the consequences of financial leverage associated with the JLG acquisition, which could limit the Company’s ability to pursue various opportunities; risks related to the collectability of receivables during a recession, particularly for those businesses with exposure to construction markets; risks related to production delays as a result of the economy’s impact on the Company’s suppliers; the potential for commodity costs to rise sharply, including in a future economic recovery; risks associated with international operations and sales, including foreign currency fluctuations; and the potential for increased costs relating to compliance with changes in laws and regulations.  Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2010 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Fire & emergency — custom and commercial firefighting vehicles and equipment, aircraft rescue and firefighting vehicles, snow removal vehicles, ambulances, wreckers, carriers and other emergency vehicles primarily sold to fire departments, airports, other governmental units and towing companies in the U.S. and abroad, mobile medical trailers sold to hospitals and third-party medical service providers in the U.S. and Europe and broadcast vehicles sold to broadcasters and television stations in North America and abroad.

Commercial — concrete mixers, refuse collection vehicles, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in North America and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the U.S. and abroad.

Executive Overview

The first quarter of fiscal 2010 validated Oshkosh Corporation’s strategy to expand its defense business into vehicles used in small combat operations and proved its strong operational capabilities.  While many of the Company’s businesses are still being negatively impacted by weak market conditions and limited customer access to credit, the Company’s defense segment delivered outstanding performance, allowing the Company to deliver record quarterly sales, operating income and earnings per share.  The defense segment achieved its goal of ramping up production to 1,000 M-ATVs in the month of December 2009 on its way to delivering more than 2,300 life saving M-ATVs to the DoD during the quarter.  Strong defense segment performance, including higher sales compared to prior year quarter of FHTV products and aftermarket parts & services, propelled consolidated first fiscal quarter sales to $2.43 billion or 83.2% higher than the first fiscal quarter of 2009.  The strong defense segment performance along with improved results in the access equipment segment compared to the prior year quarter, due in large part to high M-ATV production for the defense segment, resulted in operating income of $325.7 million, or 13.4% of sales, and income from continuing operations of $172.5 million, or $1.90 per share, for the first quarter of fiscal 2010.  The Company also continued to strengthen its balance sheet as it was able to reduce debt by an additional $182.5 million in the quarter.

During the quarter, the Company continued to receive additional orders for the M-ATV program.  Through January 28, 2010, the DoD had awarded the Company orders for 6,619 M-ATVs and associated aftermarket parts packages, valued at $3.9 billion.  Unit deliveries under the contract are scheduled through May 2010, with aftermarket parts packages to be delivered through January 2011.

In August 2009, the DoD awarded the Company a contract with initial delivery orders totaling $280.9 million for the production and delivery of 2,571 trucks and trailers under the U.S. Army’s FMTV Rebuy program.  The FMTV Rebuy program is a five-year requirements contract award for the production of up to 23,000 medium-payload tactical trucks and trailers as well as support services and engineering.  Competitors filed protests with the Government Accountability Office (“GAO”) regarding the award of the FMTV contract, and the DoD issued a stop work order on the program.  The GAO has upheld the protests on what the Company considers to be two minor issues.  The Company is currently awaiting the result of the U.S. Army’s re-evaluation of the issues noted by the GAO.  The stop work order remains in place pending resolution of the protests, which is expected to occur no later than February 15, 2010.  The Company continues to believe the U.S. Army conducted a fair and objective source selection process and further believes that the contract award to the Company should be upheld.  This contract would represent a significant expansion of the Company’s medium-payload tactical truck business.

In the first quarter of fiscal 2010, the Oshkosh Specialty Vehicles (“OSV”) reporting unit experienced a significant decline in sales, operating income and orders for future sales.  The decline was primarily attributable to concerns of OSV’s mobile medical trailer customers regarding current and future levels of Medicare reimbursement for services performed by these customers.  As a result of these significant declines, the reporting unit revised its forecast to incorporate these reductions which resulted in a significant decline in projected fiscal 2010 sales and operating income.  The severity of the decline in the updated forecast, the current Medicare reimbursement environment and the uncertainty regarding the potential for passage of a health care reform bill which could further reduce Medicare reimbursement rates resulted in an interim indicator of impairment of the reporting unit that required the Company to perform additional impairment testing of goodwill and long-lived intangible assets at this reporting unit in the first quarter of fiscal 2010.  Following this impairment testing, the Company recorded impairment charges for goodwill and other purchased intangible assets of $23.3 million ($0.20 per diluted share, net of tax) during the first quarter of fiscal 2010.

While not providing specific quantitative guidance for the remainder of fiscal 2010, the Company expects that fiscal 2010 will be a strong year in terms of sales, operating income and earnings per share.  The Company expects significant sales growth in fiscal 2010 in the defense segment due largely to the significant quantity of M-ATVs and spare parts ordered by the DoD for delivery in fiscal 2010.  The Company expects minimal FMTV sales volume in fiscal 2010 as deliveries of significant quantities of vehicles under this contract are not scheduled until early in fiscal 2011, assuming a successful resolution of the protests.  The Company is incurring costs on the FMTV program during the protest phase so that it is ready to move forward quickly if, as the Company expects, the U.S. Army reaffirms the contract award.  The M-ATV program has progressed at a rapid pace with significantly improved margins in the first quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009.  The Company currently believes that operating income margins in the defense segment in fiscal 2010 will be similar to first quarter margins as long as M-ATV production continues at current levels.  The Company expects margins to then decline later in the fiscal year as production levels for M-ATVs decrease.  Sales in the Company’s access equipment segment remain soft, and the Company does not expect a significant change in this market until fiscal 2011.  However, the Company expects that margins on JLG’s traditional access equipment business will improve in fiscal 2010 due to lower charges for bad debt reserves and restructuring costs, along with lower material costs than in fiscal 2009.  The access equipment segment will also benefit in fiscal 2010 from M-ATV production volume.  Further, the Company expects to benefit from cost reduction initiatives implemented in fiscal 2009.  The Company expects lower sales in its fire & emergency segment in fiscal 2010 as a result of ongoing municipal spending weakness due to the impact of the recession on tax receipts.  However, this segment is traditionally the Company’s least cyclical, and the Company believes that the percentage decrease in its sales for fiscal 2010 compared to fiscal 2009 will be significantly less than the Company experienced in the access equipment and commercial segments in fiscal 2009.  The Company believes that there will be downward pressure on operating income margins in this segment compared to fiscal 2009 as a result of the expected lower sales volumes.  The Company believes that demand for its concrete placement products will remain soft in fiscal 2010 until a modest pickup that the Company expects to begin later in 2010.  The Company estimates that refuse collection vehicle sales will be flat to up modestly in fiscal 2010 due to the timing of deliveries for certain large national waste haulers in fiscal 2010.  The Company intends to sustain its focus on debt reduction throughout fiscal 2010 to target a significantly lower debt level by the end of fiscal 2010.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	First Quarter Fiscal
	2010	2009
Net sales
Defense	$1,859.7	$543.8
Access equipment	728.0	368.4
Fire & emergency	250.9	265.4
Commercial	155.1	180.4
Intersegment eliminations	(559.6)	(29.3)
Consolidated	$2,434.1	$1,328.7

First Quarter Fiscal 2010 Compared to 2009

Consolidated net sales increased 83.2% to $2.43 billion for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 as strong military sales more than offset continued weakness in the Company’s other end markets.

Defense segment net sales increased 242.0% to $1,859.7 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  The increase was due to the continued ramp-up of M-ATV production, increased sales of new Family of Heavy Tactical Vehicles (“FHTVs”) and a more than doubling of parts & service sales compared to the prior year quarter.  Defense parts & service sales during the first quarter of fiscal 2010 benefited from the sale of TAK-4® independent suspension systems for other original equipment manufacturers’ Mine Resistant Ambush Protected vehicles and the sale of parts kits for the M-ATV.  Combined vehicle and parts & service sales related to the M-ATV program totaled approximately $1.1 billion in the first quarter of fiscal 2010.  Initial production of the M-ATV units began in the fourth quarter of fiscal 2009, following the contract award in June 2009 from the Company’s largest customer, the DoD.

Access equipment segment net sales increased 97.6% to $728.0 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  First quarter fiscal 2010 sales included $527.6 million in intercompany sales of M-ATVs to the defense segment as the Company was able to leverage significantly underutilized facilities in the access equipment segment and call back idled employees to meet Defense production requirements.  Sales to external customers totaled $200.4 million in the quarter, a 45.6% decrease compared to the first quarter of fiscal 2009.  Sales of new access equipment declined 59.7% compared with the prior year quarter.  Sales reflected substantially lower demand for access equipment arising from recessionary economies and the impact of lower backlog entering fiscal 2010 compared to 2009.  Tight credit markets also contributed to the lower access equipment sales.

Fire & emergency segment net sales decreased 5.5% to $250.9 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  The decrease in sales reflected lower shipments of fire apparatus, due to softening demand attributable to declining municipal budgets in the U.S., and continued weak demand for mobile medical equipment, offset in part by strong airport product sales.  The mobile medical equipment market has been adversely impacted by a reduction in Medicare reimbursement rates and the uncertain health care environment due to pending health care reform legislation under consideration by the U.S. Congress.

Commercial segment net sales decreased 14.1% to $155.1 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  The decrease in sales was the result of a 21.3% decline in sales of concrete placement products as a result of lower construction activity in North America and a 14.7% decrease in domestic refuse collection vehicle sales as the first quarter of fiscal 2009 refuse collection vehicles sales benefited from the timing of deliveries to large waste haulers.  These declines were offset in part by higher intercompany sales of heavy-payload tactical vehicle components to the defense segment.

First Quarter Fiscal 2009 Compared to 2008

Consolidated net sales decreased 7.6% to $1.33 billion for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

Defense segment net sales increased 36.5% to $543.8 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.  The increase was due to the continuing requirements of the Company’s largest customer, the DoD.  During the first quarter of fiscal 2009, the Company experienced a substantial increase in sales of heavy-payload tactical vehicles for the U.S. Army and reducible-height armor kits for Medium Tactical Vehicle Replacement trucks for the U.S. Marine Corps.

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

Fire & emergency segment net sales decreased 1.4% to $265.4 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.  The decrease in sales reflected weak demand for towing and recovery equipment, offset in part by higher sales at the Company’s domestic fire apparatus business.  The towing and recovery equipment market was adversely affected by tough credit markets and general concern over U.S. economic conditions.

Commercial segment net sales increased 4.5% to $180.4 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.  The increase in sales was the result of a 25% increase in domestic refuse collection vehicle sales, offset in part by a 29% decline in sales of concrete placement products as a result of lower construction activity in North America.

Analysis of Consolidated Operating Income

The following table presents operating income by business segment (in millions):

	First Quarter Fiscal
	2010	2009
Operating income (loss)
Defense	$339.7	$73.7
Access equipment	13.5	(47.0)
Fire & emergency	(2.2)	19.3
Commercial	3.1	0.6
Corporate	(24.4)	(21.3)
Intersegment eliminations	(4.0)	0.3
Consolidated	$325.7	$25.6

First Quarter Fiscal 2010 Compared to 2009

Consolidated operating income increased 1,169.5% to $325.7 million, or 13.4% of sales, in the first quarter of fiscal 2010 compared to $25.6 million, or 1.9% of sales, in the first quarter of fiscal 2009.  Operating income in the first quarter of fiscal 2010 included pre-tax, non-cash charges for the impairment of goodwill and other long-lived assets in the Company’s fire & emergency segment of $23.3 million.  The increase in operating income was primarily the result of significantly higher volume and improved margins in the defense segment as well as improved performance in the access equipment segment primarily due to intercompany M-ATV production.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-20, Goodwill, the Company reviews goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment.  In the first quarter of fiscal 2010, the OSV reporting unit experienced a significant decline in sales, operating income and orders for future sales.  The decline was primarily attributable to concerns of OSV’s mobile medical trailer customers regarding current and future levels of Medicare reimbursement for services performed by these customers.  As a result of these significant declines, the reporting unit revised its forecast to incorporate these reductions which resulted in a significant decline in projected fiscal 2010 sales and operating income.  The severity of the decline in the updated forecast, the current Medicare reimbursement environment and the uncertainty regarding the potential for passage of a health care reform bill which could further reduce Medicare reimbursement rates resulted in an interim indicator of impairment of the reporting unit that required the Company to perform additional impairment testing of goodwill and long-lived intangible assets at this reporting unit in the first quarter of fiscal 2010.  Following the impairment testing, the Company recorded impairment charges for goodwill and other purchased intangible assets of $23.3 million during the first quarter of fiscal 2010.  No interim impairment indicators were present in any of the Company’s other reporting units during the quarter, and the Company did not perform any testing on those reporting units.

Defense segment operating income increased 360.7% to $339.7 million, or 18.3% of sales, in the first quarter of fiscal 2010 compared to $73.7 million, or 13.6% of sales, in the prior year quarter.  The increase in operating income as a percent of sales compared to the prior year quarter reflected the impact of the significant increase in production and sales volume related to the M-ATV contract on a relatively fixed cost base, lower material costs, improved manufacturing efficiencies and an improved parts & services mix.

The access equipment segment generated operating income of $13.5 million, or 1.9% of sales, for the first quarter of fiscal 2010 compared to an operating loss of $47.0 million, or 12.8% of sales, in the prior year quarter.  The improvement in operating results was primarily the result of significant intercompany M-ATV sales at mid single-digit margins in the current year quarter, offset in part by lower sales of traditional access equipment.  Operating results in the access equipment segment also benefited from a decrease in material costs, lower provisions for credit losses and restructuring charges and the benefit of cost reductions from prior year initiatives.

The fire & emergency segment incurred an operating loss of $2.2 million, including $23.3 million in pre-tax, non-cash impairment charges for goodwill and other long-lived assets, in the first quarter of fiscal 2010 compared to operating income of $19.3 million, or 7.3% of sales, in the prior year quarter.  Impairment charges more than offset otherwise favorable operating results for the segment due to improved product mix within the segment and lower material costs at the Company’s fire apparatus business.

The commercial segment generated operating income of $3.1 million, or 2.0% of sales, in the first quarter of fiscal 2010 compared to operating income of $0.6 million, or 0.4% of sales, in the prior year quarter.  The increase in operating income was largely related to the recognition of profit on intercompany manufacturing activities and the benefit of cost reduction activities implemented in fiscal 2009, offset in part by lower sales volumes of both concrete placement products and refuse collection vehicles.

Corporate operating expenses increased $3.1 million to $24.4 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, largely due to higher incentive compensation, including higher share-based compensation expense.

Consolidated selling, general and administrative expenses increased 6.5% to $114.8 million, or 4.7% of sales, in the first quarter of fiscal 2010 compared to $107.8 million, or 8.1% of sales, in the first quarter of fiscal 2009.  Consolidated selling, general and administrative expenses as a percentage of sales decreased largely due to substantially higher defense segment sales on a relatively fixed cost base.

Intersegment eliminations of $4.0 million in the first quarter of fiscal 2010 resulted from profit on intercompany sales between segments (largely M-ATV related sales between access equipment and defense).  To the extent that the purchasing segment has not sold the inventory to an outside party, the profits earned by the selling segment are eliminated from consolidated earnings through intersegment profit eliminations.

First Quarter Fiscal 2009 Compared to 2008

Consolidated operating income decreased 77.8% to $25.6 million, or 1.9% of sales, in the first quarter of fiscal 2009 compared to $115.4 million, or 8.0% of sales, in the first quarter of fiscal 2008.  An operating loss in the access equipment segment more than offset higher operating income in the defense segment and lower corporate expenses.  Operating income in the first quarter of fiscal 2009 also included $14.4 million of provisions for bad debts and $4.9 million of charges related to cost reduction initiatives.

Defense segment operating income increased 15.4% to $73.7 million, or 13.6% of sales, in the first quarter of fiscal 2009 compared to $63.9 million, or 16.0% of sales, in the prior year quarter.  The decrease in operating income as a percent of sales compared to the prior year quarter reflected a larger percentage of sales under lower margin contracts during the first quarter of fiscal 2009, a reduction in the prior year quarter of a warranty reserve upon the expiration of a systemic warranty as well as costs to support several new defense programs.  These items were offset in part by better absorption of fixed costs and improved performance on in-theater service work.

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

Fire & emergency segment operating income decreased 19.7% to $19.3 million, or 7.3% of sales, in the first quarter of fiscal 2009 compared to $24.0 million, or 8.9% of sales, in the prior year quarter.  The decrease in operating income during the first quarter was primarily the result of significantly weaker operating performance at the Company’s towing and recovery equipment business due to lower sales volume, higher material costs on fire apparatus units in backlog prior to the effective date of price increases, as well as a weaker product mix across the segment.

The commercial segment generated operating income of $0.6 million, or 0.4% of sales, in the first quarter of fiscal 2009 compared to an operating loss of $6.5 million, or 3.8% of sales, in the prior year quarter.  The improvement in operating results in the first quarter of fiscal 2009 was the result of a favorable product mix and lower operating expenses.

Corporate operating expenses decreased $5.9 million to $21.3 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, largely due to lower incentive compensation and cost reduction initiatives, including lower outside professional services, travel and recruiting costs.

Consolidated selling, general and administrative expenses decreased 6.0% to $107.8 million, or 8.1% of sales, in the first quarter of fiscal 2009 compared to $114.6 million, or 8.0% of sales, in the first quarter of fiscal 2008.  Consolidated selling, general and administrative expenses as a percentage of sales increased slightly due to a $14.4 million provision for bad debts during the quarter, primarily in the access equipment segment.

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2010 Compared to 2009

Interest expense net of interest income increased $7.0 million to $49.9 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, largely as a result of increased interest costs associated with the 2009 amendment of the Company’s credit facility and accelerated write-off of debt issuance costs associated with early debt retirement, offset in part by lower outstanding borrowings.

The Company recorded a provision for income taxes of 37.4% of pre-tax income in the first quarter of fiscal 2010 compared to a tax provision benefit of 12.9% of pre-tax loss in the prior year quarter.  The current year quarter effective tax rate is higher than the full year expected tax rate of 35-36% in fiscal 2010 as a result of discrete items in the quarter, including the impact of the intangible asset impairment charges, a portion of which are not deductible for tax purposes.  The prior year rate reflected the impact of discrete items primarily related to a state income tax audit and the recapture of a portion of a European tax incentive, offset in part by the benefit of the retroactive reinstatement of the U.S. research and development tax credit.

Equity in (losses) earnings of unconsolidated affiliates, net of tax, of ($0.3) million in the first quarter of fiscal 2010 and $0.5 million in the first quarter of fiscal 2009 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

First Quarter Fiscal 2009 Compared to 2008

Interest expense net of interest income decreased $11.7 million to $42.9 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, largely as a result of the repayment of a portion of the borrowings incurred in connection with past acquisitions and lower interest rates.

The Company recorded a benefit for income taxes of 12.9% of pre-tax losses in the first quarter of fiscal 2009 compared to a provision of 31.7% of pre-tax income in the first quarter of fiscal 2008.  The effective rate in the first quarter of fiscal 2009 reflected the impact of discrete items primarily related to a state income tax audit and the recapture of a portion of a European tax incentive, offset in part by the benefit of the retroactive reinstatement of the U.S. research and development tax credit.

Equity in earnings of unconsolidated affiliates, net of income taxes, of $0.5 million in the first quarter of fiscal 2009 and $1.8 million in the first quarter of fiscal 2008 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

Analysis of Discontinued Operations

In July 2009, the Company sold its ownership in Geesink Group B.V., Norba A.B. and Geesink Norba Limited and their wholly-owned subsidiaries (together, “Geesink”).  Geesink, a European refuse collection vehicle manufacturer, was previously included in the Company’s commercial operating segment.  In October 2009, the Company sold its 75% ownership interest in BAI Brescia Antincendi International S.r.l. and its wholly-owned subsidiary (together, “BAI”).  BAI, a European fire apparatus manufacturer, was previously included in the Company’s fire & emergency operating segment.  The historical results of operations of these businesses have been segregated from the Company’s Condensed Consolidated Financial Statements and are included in “Discontinued operations, net of tax,” in the Condensed Consolidated Statements of Operations for all periods presented.

First Quarter Fiscal 2010 Compared to 2009

Discontinued operations incurred a loss of $2.9 million in the first quarter of fiscal 2010 compared to a loss of $9.1 million in the first quarter of fiscal 2009.  The loss in the first quarter of fiscal 2010 was primarily the result of the loss on the sale of BAI.

First Quarter Fiscal 2009 Compared to 2008

Discontinued operations incurred a loss of $9.1 million in the first quarter of fiscal 2009 compared to a loss of $5.7 million in the first quarter of fiscal 2008. The loss in the first quarter of fiscal 2009 included severance charges of $3.4 million associated with staffing reduction actions as Geesink continued to reduce its fixed costs as part of an ongoing restructuring of that business.

Liquidity and Capital Resources

Financial Condition at December 31, 2009

The Company’s capitalization was as follows (in millions):

	December 31,	September 30,
	2009	2009
Cash and cash equivalents	$858.1	$530.4
Total debt	1,855.7	2,038.2
Oshkosh Corporation’s shareholders’ equity	686.4	514.1
Total capitalization (debt plus equity)	2,542.1	2,552.3
Debt to total capitalization	73.0%	79.9%

Debt decreased $182.5 million during the first three months of fiscal 2010 as the Company utilized cash flows from operations to pay down outstanding debt.  The Company entered into a performance-based payments agreement on the M-ATV program during the fourth quarter of fiscal 2009.  This agreement provides milestone-based payments to fund the procurement of parts and assembly of M-ATVs.  The Company continued to receive significant performance-based payments under this agreement during the first quarter of fiscal 2010, which contributed to cash on hand of $858.1 million at December 31, 2009.  A significant portion of the cash on hand will be used to pay suppliers under the M-ATV program.  In January 2010, the Company prepaid an additional $200.0 million of long-term debt.

In addition to cash and cash equivalents, the Company had $511.0 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of December 31, 2009.  Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

Cash Flows

Operating Cash Flows

The Company generated $506.0 million of cash from operating activities during the first quarter of fiscal 2010 compared to $280.2 million for the first quarter of fiscal 2009.  Significantly improved operating results contributed to higher generation of cash from operating activities in the first three months of fiscal 2010.  Both the first three months of fiscal 2010 and fiscal 2009 benefitted from a substantial reduction in working capital, particularly related to trade accounts receivable, accounts payable and customer advances.

Cash generated (used) from changes in significant working capital accounts were as follows (in millions):

	Three Months Ended
	December 31,
	2009	2008

Receivables, net	$(63.5)	$265.7
Inventories, net	(38.0)	(54.4)
Accounts payable	287.7	(66.3)
Customer advances	109.8	118.5
	$296.0	$263.5

Changes in receivables, inventories and accounts payable in the first quarter of fiscal 2010 were primarily driven by M-ATV production in the defense segment.  The increase in accounts payable in the first quarter of fiscal 2010 is primarily the result of the fast ramp up of M-ATV production which caused the Company to turn inventory quickly relative to standard payment terms to suppliers.  A significant increase in customer advances in the first three months of fiscal 2010 was due to the timing of performance-based payments from the U.S. government on the M-ATV contract awarded in June 2009.  In September 2009, after receipt of a large M-ATV performance-based payment, the Company prepaid a supplier $100.0 million for inventory deliveries scheduled to occur beginning in fiscal 2010.  The prepayment is recorded within “Other current assets” in the Condensed Consolidated Balance Sheets at both December 31, 2009 and September 30, 2009.

Changes in receivables and accounts payable in the first quarter of fiscal 2009 were primarily driven by the decrease in sales during the first three months of fiscal 2009 versus fiscal 2008.  The increase in customer advances in the first three months of fiscal 2009 was due to the timing of payments from the U.S. government on the FHTV contract awarded in October 2008.

The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate significantly, from quarter to quarter, due to the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Consolidated days sales outstanding decreased from 33 days at September 30, 2009 to 22 days at December 31, 2009. Defense sales made up 75% of consolidated sales in the first three months of fiscal 2010 compared to 58% for the fourth quarter of fiscal 2009.  Due to customer advance payments on larger Defense program sales, average defense days sales outstanding is generally less than 30 days.  Days sales outstanding on non-Defense sales decreased from 48 days at September 30, 2009 to 40 days at December 31, 2009.  Consolidated inventory turns increased from 4.3 times at September 30, 2009 to 6.8 times at December 31, 2009 generally as a result of the impact of the high M-ATV production volume during the quarter.

Investing Cash Flows

Cash flows relating to investing activities consist primarily of cash used for capital expenditures.  Net cash used in investing activities in the first three months of fiscal 2010 was $9.2 million compared to $15.3 million in the first three months of fiscal 2009.  Capital spending, excluding equipment held for rental, of $11.9 million in the first three months of fiscal 2010 was up $2.2 million compared to capital spending in the first three months of fiscal 2009.  In fiscal 2009, the Company sharply curtailed capital spending in response to the global recession.  As a result of additional spending required for the FMTV contract, the Company expects capital spending for fiscal 2010 to approximate $100 million if the contract award is upheld.

Financing Cash Flows

Financing activities consists primarily of proceeds from the issuance of long-term debt and cash used by financing activities consists primarily of repayments of indebtedness.  Financing activities resulted in a net use of cash of $167.0 million during the first three months of fiscal 2010 compared to $87.7 million during the first three months of fiscal 2009.  The increase in cash used by financing activities was largely due to the prepayment of debt of $167.9 million in the first three months of fiscal 2010 compared to $80.3 million in the first three months of fiscal 2009.  In addition, the Company suspended dividend payments in the second quarter of fiscal 2009 resulting in a reduction of $7.4 million in the amount of funds used for dividends in fiscal 2010 compared to the prior year period.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from operations, availability under the $550.0 million Revolving Credit Facility (as defined below) and available cash and cash equivalents.  In addition to cash and cash equivalents of $858.1 million, the Company had $511.0 million of unused availability under the terms of its Revolving Credit Facility as of December 31, 2009.  These sources of liquidity are needed to fund the Company’s working capital requirements and capital expenditures.  Based on the Company’s current outlook for fiscal 2010 and 2011, including the working capital requirements of the M-ATV contract, and if such contract award is upheld, the FMTV contract, the Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

In December 2006, the Company entered into a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions, which consisted of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”).  In March 2009, the Company entered into the Second Amendment (the “Amendment”) to the Credit Agreement to provide relief under its Leverage Ratio financial covenant.  During the first quarter of fiscal 2010, the Company prepaid the remaining balance under Term Loan A.  The remaining outstanding balance under Term Loan B at December 31, 2009 of $1,852.6 million is due December 6, 2013.

The Amendment also added a usage fee equal to an annualized rate of 50 basis points on the aggregate principal amount of all outstanding loans under the Credit Agreement for any day on which the Company has a corporate family rating from Moody’s Investors Service of B3 with “negative” watch or lower or a corporate credit rating from Standard and Poor’s Rating Services of B- with “negative” watch or lower.  The Company’s credit ratings are reviewed regularly by these major debt rating agencies.  Moody’s Investors Service maintains a rating of B2 with “negative” outlook on the Company’s long-term debt.  Standard & Poor’s Rating Services maintains a rating of B+ with a “stable” outlook on the Company’s long-term debt.

Interest rates on borrowings under the Revolving Credit Facility and Term Loan Facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5%, a bank’s “Prime Rate” or the sum of 1.0% plus the “Off-Shore” rate that would be applicable for an interest period of one month beginning on such day) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin.  The margin on the Revolving Credit Facility is subject to adjustment, up or down, based on whether certain financial criteria are met.  At December 31, 2009, the interest rate spread on the Revolving Credit Facility and Term Loan Facility was 600 basis points.  The weighted-average interest rate on Term Loan B borrowings outstanding at December 31, 2009 was 6.27%.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt.  The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement, as amended (11.105% at December 31, 2009).  The notional amount of the swap at December 31, 2009 was $750 million and reduces to $250 million on December 6, 2010.  Neither the Company nor the counterparty is required to collateralize its obligations under these swaps.  The Company is exposed to loss if the counterparty defaults.  However, the counterparty is a large Aa1 rated global financial institution as of the date of this filing, and the Company believes that the risk of default is remote.

Covenant Compliance

The Credit Agreement contains various restrictions and covenants, including restrictions on the ability of the Company and certain of its subsidiaries to, among other things, consolidate or merge, create liens, incur additional indebtedness and dispose of assets.  The Credit Agreement also requires the Company to maintain the following financial ratios:

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

As of December 31, 2009, the Company was in compliance with the Leverage Ratio with a ratio of 2.52 to 1.0.

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

As of December 31, 2009, the Company was in compliance with the Interest Coverage Ratio with a ratio of 3.71 to 1.0.

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

The Senior Secured Leverage Ratio limitation is not applicable until June 30, 2011.

The Credit Agreement limits the amount of dividends, stock repurchases and other types of distributions during any fiscal year in excess of certain limits based upon the Leverage Ratio as of the end of the fiscal quarter preceding the proposed distribution.  When the Leverage Ratio as of the end of a fiscal quarter is greater than 4.0 to 1.0, then no such distribution may be made if, after giving effect to such distribution, the aggregate amount of all such payments made in such fiscal quarter would exceed the sum of $0.01 per outstanding share of the Company’s Common Stock plus $250,000 or the aggregate amount of all such payments made in the applicable fiscal year would exceed $3.85 million.  The Company suspended payment of dividends effective April 2009.

Based on the Company’s current outlook, the Company expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of December 31, 2009.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company’s contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended September 30, 2009 have not materially changed since that report was filed.

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  The significant accounting policies and methods used in the preparation of the Condensed Consolidated Financial Statements are described in Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  The Company’s application of critical accounting policies has not materially changed since that report was filed.

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2009 have not materially changed since that report was filed.

New Accounting Standards

Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s Condensed Consolidated Financial Statements of new accounting standards.

Customers and Backlog

Sales to the U.S. government comprised approximately 75% of the Company’s net sales in the first three months of fiscal 2010.  No other single customer accounted for more than 10% of the Company’s net sales for this period.  A substantial majority of the Company’s net sales are derived from customer orders received prior to commencing production.

The Company’s backlog as of December 31, 2009 increased 70.1% to $5,693.2 million compared to $3,347.9 million at December 31, 2008.  Defense segment backlog increased 112.4% to $4,984.9 million at December 31, 2009 compared to $2,346.9 million at December 31, 2008 due largely to the award of the M-ATV contract in June 2009, the renewal of the FHTV contract in October 2008, including a supplemental FHTV award in August 2009, and the award of the FMTV contract in August 2009.  The $266.8 million, excluding federal excise tax, delivery order under the recently-awarded FMTV contract is under a government issued stop work order until resolution of protests filed with the GAO by the Company’s competitors under that competition.  Access equipment segment backlog decreased 26.3% to $102.8 million at December 31, 2009 compared to $139.5 million at December 31, 2008 due to the global recession and related impact on credit markets.  Backlog figures reported for prior periods did not include amounts relating to telehandler orders from the DoD.  The amount of these DoD orders on hand, but not included in backlog, as of December 31, 2008 was $32.4 million.  Fire & emergency segment backlog decreased 24.9% to $524.3 million at December 31, 2009 compared to $698.3 million at December 31, 2008 due largely to weakening domestic municipal markets, the fulfillment of domestic fire apparatus orders received in fiscal 2009 in advance of price increases and new National Fire Protection Association standards that became effective January 1, 2009, the sale of BAI in the first quarter of fiscal 2010 and reduced orders for mobile medical equipment largely due to uncertainties surrounding the pending U.S. health care legislation and its impact on Medicare reimbursement rates for medical procedures performed with the Company’s mobile medical trailers.  Backlog at December 31, 2008 included $44.8 million of orders for BAI.  Commercial segment backlog decreased 50.2% to $81.2 million at December 31, 2009 compared to $163.2 million at December 31, 2008.  Backlog at December 31, 2008 included $62.6 million of orders related to Geesink, which was sold in July 2009.  Unit backlog for domestic refuse collection vehicles was down 48.1% compared to December 31, 2008 partly due to the timing of orders from several large waste haulers expected to be received in upcoming quarters.  Unit backlog for concrete mixers was up 68.2% from historically and seasonally low levels at December 31, 2008.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed.  Additionally, backlog excludes unfunded portions of the FHTV, MTVR, ID/IQ, LVSR and FMTV contracts.  Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.  Approximately 17.0% of the Company’s December 31, 2009 backlog is not expected to be filled in fiscal 2010.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates, commodity and foreign exchange risk, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, have not materially changed since that report was filed.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended December 31, 2009.  Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2009 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

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

ITEM 1A.       RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control that may cause actual performance to differ materially from historical or projected future performance.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2009, which have not materially changed other than as reflected below.

The M-ATV contract is a high profile and urgent priority for the DoD, which requires us to sustain a high rate of production of these vehicles for a number of months.  If we are not able to meet the required delivery schedule for this contract, our ability to secure future military business may be materially adversely impacted.

The M-ATV contract requires that we sustain a high level of production for a number of months in fiscal 2010 following our production ramp up to 1,000 vehicles per month in December 2009.  Our ability to continue to meet the required production levels is largely dependent on procuring the necessary material and components in sufficient quantities and on a timely basis.  We may incur costs beyond our estimates to sustain these production levels.  The DoD continues to perform testing of the vehicles delivered by us.  We also could be responsible for certain systemic failures identified over the life of the contract.  Accordingly, we may incur material retrofits to vehicles that have already been produced or need to change the configuration of vehicles yet to be built.  Material retrofits could involve higher costs than we have estimated for the program.  If we are unable to timely complete any of the foregoing items or if we are required to perform significant retrofits to existing vehicles or change the configuration of the vehicles, we may not be able to timely deliver the quantity of vehicles required by the contract.  This could negatively impact our ability to win future business with the DoD or other foreign military customers, which, along with the other risks to our costs in this program, would adversely affect our future earnings and cash flows.  See “Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits” and “A disruption or termination of the supply of parts, materials, components and final assemblies from third-party suppliers could delay sales of our vehicles and vehicle bodies” for additional risks associated with the M-ATV contract.

Certain of our markets are highly cyclical and the current or any further decline in these markets could have a material adverse effect on our operating performance.

The current or any further decline in overall customer demand in our cyclical access equipment and commercial markets and in our less cyclical fire & emergency markets, could have a material adverse effect on our operating performance.  The access equipment market that JLG operates in is highly cyclical and impacted by the strength of economies in general, by prevailing mortgage and other interest rates, by residential and non-residential construction spending, by the ability of rental companies to obtain third party financing to purchase revenue generating assets, by capital expenditures of rental companies in general and by other factors.  The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally.  Refuse collection vehicle markets are also cyclical and impacted by the strength of economies in general, by municipal tax receipts and by capital expenditures of large waste haulers.  Fire & emergency markets are less cyclical and are impacted by the economy generally and municipal tax receipts and capital expenditures.  Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season.

The global economy continues to experience a severe recession, which has negatively impacted our sales volumes for our access equipment, commercial and, to a lesser extent, fire & emergency products.  Continued weakness in U.S. and European housing starts and non-residential construction spending in most geographical areas of the world are further contributing to the lower sales volumes.  A lack of significant improvement in non-residential construction spending or continued low levels of construction activity generally may cause future weakness in demand for our products.  In addition, many customers of ours have reduced their expenditures for access equipment. Furthermore, municipal tax revenues have weakened, which has impacted demand for fire apparatus.  The mobile medical market is being negatively impacted by uncertainty related to pending U.S. legislation related to health care and its potential impacts on Medicare reimbursement rates for our customers.  The towing and recovery equipment market is also being negatively impacted by the global economy and tight credit markets.  We cannot provide any assurance that the global recession and tight credit markets will not continue or become more severe. If the global recession and tight credit markets continue or become more severe, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

The high levels of sales in our defense business in recent years have been due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan.  Events such as these are unplanned, and we cannot predict how long these conflicts will last or the demand for our products that will arise out of such events.  Accordingly, we cannot provide any assurance that the increased defense business as a result of these conflicts will continue.  Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of new contract awards that we may receive, such as the M-ATV and FMTV contracts.  New vehicle production under the M-ATV contract is currently scheduled to continue only through May 2010.  In addition, the bailout of U.S. financial institutions, insurance companies and others as well as the U.S. economic stimulus package have put significant pressure on the U.S. federal budget, including the defense budget.  Moreover, uncertainty exists regarding the future level of U.S. military involvement in Iraq and Afghanistan and the related level of defense funding that will be allocated to support this involvement.  It is too early to tell what the impact of federal budget pressures and future defense funding for U.S. military involvement in Iraq and Afghanistan will mean to funding for Oshkosh defense programs.  As such, we cannot provide any assurance that funding for our defense programs will not be impacted by defense policies and federal budget pressures.

An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed.  Approximately 88% of these intangibles are concentrated in the access equipment segment.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date.  The carrying value of indefinite-lived intangible assets represents the fair value of trademarks and trade names as of the acquisition date.  Goodwill and indefinite-lived intangible assets that are expected to contribute indefinitely to our cash flows are not amortized, but instead are evaluated for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment.  In testing for impairment, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings.  Events and conditions that could result in impairment include a prolonged period for the current global recession and tight credit markets, further decline in economic conditions or a slow, weak economic recovery, as well as sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in interest rates, or other factors leading to reductions in expected long-term sales or profitability.  Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available.  Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

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

•                  Certain of our government contracts for the U.S. Army and U.S. Marines could be suspended, opened for competition or terminated and all such contracts expire in the future and may not be replaced, which could reduce expected revenues from these contracts.  Specifically, our two largest contracts expire relatively soon.  Currently, vehicle deliveries under the M-ATV contract expire in May 2010.  Our FHTV contract extends through October 2011, with vehicle deliveries expected to continue through September 2012.  The current U.S. Administration has indicated that it supports increased competition for existing defense programs, and it is possible that future M-ATV orders could be competed and that the U.S. Army will choose to open the FHTV program for competition in conjunction with the expiration of the current contract.  Competition for these programs could result in future contracts being awarded to another manufacturer or the contracts being awarded to us at a lower price and earnings margins than the current contracts.

•                  Defense truck contract awards that we receive may be subject to protests by competing bidders, which protests, if successful, could result in the DoD revoking part or all of any defense truck contract it awards to us and our inability to recover amounts we have expended in anticipation of initiating production under any such contract.  In particular, the FMTV contract recently awarded to us was protested by certain unsuccessful bidders for the contract.  The GAO upheld portions of the protests and the U.S. Army is currently formulating its response to the GAO.  We expect the U.S. Army to announce its response to the GAO by no later than February 15, 2010.  In the meantime, we continue to invest in the start-up of this program.  Costs incurred by us on the FMTV program, prior to resolution of protests, are being expensed as incurred if they do not have an alternative use.  We may not be able to recover these amounts if the U.S. Army chooses to re-open the program for competition and awards the contract to one of the losing bidders.

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

•                  Our defense truck contracts are large in size and require significant personnel and production resources, and when such contracts end, we must make adjustments to personnel and production resources.  In particular, orders for M-ATVs are requiring substantial personnel and production resources at several of our facilities to enable us to maintain the production levels required to meet the delivery requirements for such orders.

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

The mobile medical equipment market continues to be negatively impacted by previously implemented reductions to Medicare reimbursement rates.  Pending U.S. legislation related to health care could further reduce Medicare reimbursement rates from already reduced levels.  If enacted, this legislation could further reduce demand for mobile medical equipment.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of Common Stock.  The Company did not repurchase any shares under this authorization during the quarter ended December 31, 2009.  As of December 31, 2009, the Company had repurchased 2,769,210 shares under this program at a cost of $6.6 million, leaving the Company with authority to repurchase 3,230,790 shares of Common Stock under this program.  There is no expiration date associated with the Board authorization.  The Company’s amended Credit Agreement restricts the Company’s ability to repurchase shares of its Common Stock through financial covenants.  The amended Credit Agreement also limits the amount of dividends, stock repurchases and other types of distributions to shareholders during any fiscal year in excess of certain limits based upon the leverage ratio as of the end of the fiscal quarter preceding the proposed distribution.  When the leverage ratio as of the end of a fiscal quarter is greater than 4.0 to 1.0, then no such distribution may be made if, after giving effect to such distribution, the aggregate amount of all such payments made in such fiscal quarter would exceed the sum of $0.01 per outstanding share of the Company’s Common Stock plus $250,000 or the aggregate amount of all such payments made in the applicable fiscal year would exceed $3.85 million.

ITEM 6.          EXHIBITS

Exhibit No.	Description

3.1

Oshkosh Corporation By-Laws, as amended and restated effective November 17, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 20, 2009 (File No. 1-31371)).

10.1	Form of 2009 Incentive Stock and Awards Plan Restricted Stock Award.

10.2	Form of 2009 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award.

10.3	Summary of Cash Compensation for Non-Employee Directors.

10.4

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Thomas D. Fenner, R. Andy Hove, Wilson R. Jones and Michael K. Rohrkaste (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).

10.5

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Bryan J. Blankfield, Joseph H. Kimmitt, Craig E. Paylor, David M. Sagehorn, Donald H. Verhoff, Michael J. Wuest and Matthew J. Zolnowski (each of the persons identified have signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 28, 2010.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 28, 2010.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 28, 2010.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 28, 2010.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH CORPORATION

January 28, 2010	/S/ Robert G. Bohn
Robert G. Bohn
Chairman and Chief Executive Officer
(Principal Executive Officer)

January 28, 2010	/S/ David M. Sagehorn
David M. Sagehorn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

January 28, 2010	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek
Senior Vice President Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Oshkosh Corporation By-Laws, as amended and restated effective November 17, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 20, 2009 (File No. 1-31371)).

10.1	Form of 2009 Incentive Stock and Awards Plan Restricted Stock Award.

10.2	Form of 2009 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award.

10.3	Summary of Cash Compensation for Non-Employee Directors.

10.4

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Thomas D. Fenner, R. Andy Hove, Wilson R. Jones and Michael K. Rohrkaste (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).

10.5

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Bryan J. Blankfield, Joseph H. Kimmitt, Craig E. Paylor, David M. Sagehorn, Donald H. Verhoff, Michael J. Wuest and Matthew J. Zolnowski (each of the persons identified have signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 28, 2010.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 28, 2010.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 28, 2010.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 28, 2010.