Form 10-Q
period 2010-03-31
OSHKOSH CORP
filed 2010-04-29
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 26, 2010, 89,768,011 shares of the Registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

FOR THE QUARTER ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

OSHKOSH CORPORATION

Condensed Consolidated Statements of Operations

(In millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net sales	$2,864.2	$1,237.3	$5,298.3	$2,566.0
Cost of sales	2,236.4	1,100.3	4,191.3	2,279.4
Gross income	627.8	137.0	1,107.0	286.6

Operating expenses:
Selling, general and administrative	118.3	95.8	233.1	203.6
Amortization of purchased intangibles	15.2	15.6	30.6	31.8
Intangible asset impairment charges	—	1,188.2	23.3	1,188.2
Total operating expenses	133.5	1,299.6	287.0	1,423.6
Operating income (loss)	494.3	(1,162.6)	820.0	(1,137.0)

Other income (expense):
Interest expense	(45.7)	(41.2)	(96.5)	(85.4)
Interest income	0.5	0.5	1.4	1.7
Miscellaneous, net	1.0	(3.2)	1.2	0.1
	(44.2)	(43.9)	(93.9)	(83.6)
Income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	450.1	(1,206.5)	726.1	(1,220.6)
Provision for (benefit from) income taxes	157.4	(26.8)	260.6	(28.6)
Income (loss) from continuing operations before equity in earnings of unconsolidated affiliates	292.7	(1,179.7)	465.5	(1,192.0)

Equity in earnings (losses) of unconsolidated affiliates, net of tax	(0.1)	—	(0.4)	0.5
Income (loss) from continuing operations, net of tax	292.6	(1,179.7)	465.1	(1,191.5)
Discontinued operations, net of tax	—	(12.4)	(2.9)	(21.5)
Net income (loss)	292.6	(1,192.1)	462.2	(1,213.0)
Net loss attributable to the noncontrolling interest	—	0.2	—	0.4
Net income (loss) attributable to Oshkosh Corporation	$292.6	$(1,191.9)	$462.2	$(1,212.6)

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-basic:
Income (loss) from continuing operations	$3.27	$(15.86)	$5.19	$(16.02)
Discontinued operations	—	(0.16)	(0.03)	(0.28)
	$3.27	$(16.02)	$5.16	$(16.30)

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-diluted:
Income (loss) from continuing operations	$3.22	$(15.86)	$5.12	$(16.02)
Discontinued operations	—	(0.16)	(0.03)	(0.28)
	$3.22	$(16.02)	$5.09	$(16.30)

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts; unaudited)

	March 31,	September 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$844.9	$530.4
Receivables, net	788.4	563.8
Inventories, net	851.7	789.7
Deferred income taxes	86.3	75.5
Other current assets	52.6	183.8
Total current assets	2,623.9	2,143.2
Investment in unconsolidated affiliates	34.4	37.3
Property, plant and equipment, net	394.4	410.2
Goodwill	1,044.5	1,077.3
Purchased intangible assets, net	924.8	967.8
Other long-term assets	144.3	132.2
Total assets	$5,166.3	$4,768.0

Liabilities and Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$0.9	$15.0
Accounts payable	979.9	555.8
Customer advances	636.0	731.9
Payroll-related obligations	90.2	74.5
Income taxes payable	15.0	3.1
Accrued warranty	81.7	72.8
Other current liabilities	232.0	205.5
Total current liabilities	2,035.7	1,658.6
Long-term debt, less current maturities	1,615.4	2,023.2
Deferred income taxes	229.2	239.6
Other long-term liabilities	321.3	330.3
Commitments and contingencies
Equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 89,674,911 and 89,495,337 shares issued, respectively)	0.9	0.9
Additional paid-in capital	630.6	619.5
Retained earnings (accumulated deficit)	431.4	(30.8)
Accumulated other comprehensive loss
Cumulative translation adjustments	5.9	41.2
Employee pension and postretirement benefits	(82.5)	(84.3)
Losses on derivatives	(21.6)	(31.6)
Total accumulated other comprehensive loss	(98.2)	(74.7)
Common Stock in treasury, at cost (64,215 shares at September 30, 2009)	—	(0.8)
Total Oshkosh Corporation shareholders’ equity	964.7	514.1
Noncontrolling interest	—	2.2
Total equity	964.7	516.3
Total liabilities and equity	$5,166.3	$4,768.0

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Statements of Equity

(In millions, except per share amounts; unaudited)

	Oshkosh Corporation’s Shareholders
			Retained	Accumulated	Common
		Additional	Earnings	Other	Stock in	Non-
	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Controlling	Comprehensive
	Stock	Capital	Deficit)	Income (Loss)	at Cost	Interest	Income (Loss)

Balance at September 30, 2009	$0.9	$619.5	$(30.8)	$(74.7)	$(0.8)	$2.2
Sale of discontinued operations	—	—	—	—	—	(2.2)
Comprehensive income:
Net income	—	—	462.2	—	—	—	$462.2
Change in fair value of derivative instruments, net of tax of $7.3	—	—	—	10.0	—	—	10.0
Employee pension and postretirement benefits, net of tax of $1.1	—	—	—	1.7	—	—	1.7
Currency translation adjustments	—	—	—	(35.2)	—	—	(35.2)
Comprehensive income							$438.7
Exercise of stock options	—	2.3	—	—	0.8	—
Stock-based compensation and award of nonvested shares	—	7.1	—	—	—	—
Other	—	1.7	—	—	—	—
Balance at March 31, 2010	$0.9	$630.6	$431.4	$(98.2)	$—	$—

Balance at September 30, 2008	$0.7	$250.7	$1,082.9	$55.7	$(1.4)	$3.3
Comprehensive loss:
Net loss	—	—	(1,212.6)	—	—	(0.4)	$(1,213.0)
Change in fair value of derivative instruments, net of tax of $9.9	—	—	—	(15.8)	—	—	(15.8)
Currency translation adjustments	—	—	—	(75.7)	—	(0.3)	(76.0)
Comprehensive loss							$(1,304.8)
Cash dividends ($0.20 per share)	—	—	(14.9)	—	—	—
Stock-based compensation and award of nonvested shares	—	3.1	—	—	—	—
Other	—	(0.3)	—	—	0.2	—
Balance at March 31, 2009	$0.7	$253.5	$(144.6)	$(35.8)	$(1.2)	$2.6

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions; unaudited)

	Six Months Ended
	March 31,
	2010	2009
Operating activities:
Net income (loss)	$462.2	$(1,213.0)
Non-cash asset impairment charges	23.3	1,197.8
Loss on sale of discontinued operations, net of tax	2.9	—
Depreciation and amortization	80.8	76.1
Other non-cash adjustments	(15.4)	(15.6)
Changes in operating assets and liabilities	211.5	279.1
Net cash provided by operating activities	765.3	324.4

Investing activities:
Additions to property, plant and equipment	(34.4)	(14.6)
Additions to equipment held for rental	(3.5)	(2.2)
Proceeds from sale of property, plant and equipment	0.5	3.8
Proceeds from sale of equipment held for rental	6.0	3.5
Other investing activities	0.8	(1.2)
Net cash used by investing activities	(30.6)	(10.7)

Financing activities:
Repayment of long-term debt	(907.0)	(213.5)
Proceeds from issuance of long-term debt	500.0	—
Net repayments under revolving credit facilities	—	(40.3)
Debt issuance costs	(10.8)	(20.0)
Dividends paid	—	(14.9)
Other financing activities	4.2	—
Net cash used by financing activities	(413.6)	(288.7)

Effect of exchange rate changes on cash	(6.6)	(5.5)
Increase in cash and cash equivalents	314.5	19.5
Cash and cash equivalents at beginning of period	530.4	88.2
Cash and cash equivalents at end of period	$844.9	$107.7

Supplemental disclosures:
Cash paid for interest	$99.8	$77.5
Cash paid for income taxes	239.6	13.3

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in Oshkosh Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2009.  The interim results are not necessarily indicative of results for the full year.

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

2.              New Accounting Standards

In September 2007, the Financial Accounting Standards Board (“FASB”) issued a new standard on fair value measurements, which defined fair value, established a framework for measuring fair value and expanded disclosures about fair value measurements.  The fair value standard clarified the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact business for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  Effective October 1, 2008, the Company partially adopted the fair value standard but did not adopt it for non-financial assets and liabilities which are not recognized or disclosed at fair value on a recurring basis.  Effective October 1, 2009, the Company adopted the fair value standard for non-financial assets and liabilities which are not recognized or disclosed at fair value on a recurring basis.  The adoption of the remaining provisions of the fair value standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information regarding fair value measurement disclosures.

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

3.              Discontinued Operations

In July 2009, the Company completed the sale of its ownership in Geesink Group B.V., Geesink Norba Limited and Norba A.B. (collectively, “Geesink”) for nominal cash consideration.  Geesink, a European refuse collection vehicle manufacturer, was previously included in the Company’s commercial operating segment.

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

The historical results of operations of these businesses for the three and six months ended March 31, 2009 have been reclassified and are now included in discontinued operations in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended	Six Months Ended
	March 31, 2009	March 31, 2009

Net sales	$58.6	$116.0
Cost of sales	54.0	109.6
Gross income	4.6	6.4
Operating expenses:
Selling, general and administrative	7.4	17.6
Amortization of purchased intangibles	0.2	0.3
Intangible asset impairment charges	9.6	9.6
Total operating expenses	17.2	27.5
Operating loss	(12.6)	(21.1)
Other income (expense)	0.1	(0.4)
Loss before income taxes	(12.5)	(21.5)
Benefit from income taxes	(0.1)	—
Discontinued operations, net of tax	$(12.4)	$(21.5)

The Company has elected not to reclassify BAI balances in the Condensed Consolidated Balance Sheet to assets held for sale as of September 30, 2009.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.              Receivables

Receivables consisted of the following (in millions):

	March 31,	September 30,
	2010	2009
U.S. government
Amounts billed	$421.6	$243.1
Cost and profits not billed	54.7	5.9
	476.3	249.0
Other trade receivables	270.7	289.9
Finance receivables	66.9	46.7
Notes receivable	58.8	66.5
Other receivables	34.2	26.9
	906.9	679.0
Less allowance for doubtful accounts	(40.6)	(42.0)
	$866.3	$637.0

Current receivables	$788.4	$563.8
Long-term receivables	77.9	73.2
	$866.3	$637.0

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

Finance receivables consisted of the following (in millions):

	March 31,	September 30,
	2010	2009

Finance receivables	$76.5	$52.0
Estimated residual value	2.1	2.1
Less unearned income	(11.7)	(7.4)
Net finance receivables	66.9	46.7
Less allowance for doubtful accounts	(18.1)	(11.8)
	$48.8	$34.9

The contractual maturities of the Company’s finance receivables at March 31, 2010 were as follows: 2010 (remaining six months) - $24.8 million; 2011 - $15.8 million; 2012 - $16.1 million; 2013 - $11.4 million; 2014 - $7.9 million and 2015 - $0.5 million.

Historically, finance receivables have been paid off prior to their contractual due dates, although that may change in the current economic conditions.  As a result, the above amounts are not to be regarded as a forecast of future cash flows.  Provisions for losses on finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Notes receivable include refinancing of trade accounts and finance receivables.  As of March 31, 2010 and September 30, 2009, approximately 87% and 85%, respectively, of the notes receivable were due from two parties.  The Company routinely evaluates the creditworthiness of its customers and establishes reserves if required under the circumstances.  Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor.  The Company may incur losses in excess of recorded reserves if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

5.              Inventories

Inventories consisted of the following (in millions):

	March 31,	September 30,
	2010	2009

Raw materials	$677.5	$513.4
Partially finished products	387.5	326.3
Finished products	259.1	325.2
Inventories at FIFO cost	1,324.1	1,164.9
Less: Progress/performance-based payments on U.S. government contracts	(409.3)	(317.3)
Excess of FIFO cost over LIFO cost	(63.1)	(57.9)
	$851.7	$789.7

Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

Inventory includes costs which are amortized to expense as sales are recognized under certain contracts.  At March 31, 2010 and September 30, 2009, unamortized costs related to long-term contracts of $4.4 million and $3.5 million, respectively, were included in inventory.

6.              Investment in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method, and consisted of the following (in millions):

	Percent-	March 31,	September 30,
	owned	2010	2009

OMFSP (U.S.)	50%	$13.8	$14.7
RiRent (The Netherlands)	50%	14.5	15.7
Mezcladoras (Mexico)	49%	6.1	6.9
		$34.4	$37.3

The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest.  Earnings or losses, net of related income taxes, are reflected in “Equity in earnings (losses) of unconsolidated affiliates, net of tax.”

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

OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to certain customers of the Company.  The Company sells vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers.  The Company’s sales to OMFSP were $1.9 million and $12.3 million for the six months ended March 31, 2010 and 2009, respectively.  Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees.  Each partner funds one-half of the approximate 4.0% to 8.0% equity portion of the cost of new equipment purchases.  Customers typically provide a 2.0% to 6.0% down payment.  Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement.  Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP.  All such OMFSP indebtedness is non-recourse to the Company and its partner.  Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP.  For these and other reasons, the Company has determined that OMFSP is a voting interest entity.  Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

The Company and an unaffiliated third-party are joint venture partners in RiRent Europe, B.V. (“RiRent”).  RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe.  The re-rental fleet provides rental companies with equipment to support requirements on short notice.  RiRent does not provide services directly to end users.  The Company’s sales to RiRent were $2.3 million and $1.8 million for the six months ended March 31, 2010 and 2009, respectively.  The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years.  Indebtedness of RiRent is secured by the underlying leases and assets of RiRent.  All such RiRent indebtedness is non-recourse to the Company and its partner.  Under RiRent’s €55.0 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio of at least 30.0% (46.7% as of December 31, 2009).

7.              Property, Plant and Equipment

The following table presents details of the Company’s property, plant and equipment (in millions):

	March 31,	September 30,
	2010	2009

Land and land improvements	$44.3	$44.2
Buildings	207.3	210.4
Machinery and equipment	453.5	442.3
Equipment on operating lease to others	53.0	56.8
Construction in progress	20.7	9.7
	778.8	763.4
Less accumulated depreciation	(384.4)	(353.2)
	$394.4	$410.2

Depreciation expense recorded in continuing operations was $39.1 million and $37.3 million for the six months ended March 31, 2010 and 2009, respectively.  Equipment on operating lease to others represents the cost of equipment sold to customers for whom the Company has guaranteed the residual value and equipment on short-term leases.  These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years.  Cost less accumulated depreciation for equipment on operating lease to others at March 31, 2010 and September 30, 2009 was $31.6 million and $38.7 million, respectively.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.              Goodwill and Purchased Intangible Assets

In accordance with the provisions of ASC Topic 350-20, Goodwill, the Company reviews goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment.  In the first quarter of fiscal 2010, the Oshkosh Specialty Vehicles (“OSV”) reporting unit experienced a significant decline in sales, operating income and orders for future sales.  The decline was primarily attributable to concerns of OSV’s mobile medical trailer customers regarding current and future levels of Medicare reimbursement for services performed by these customers.  As a result of these significant declines, the reporting unit revised its forecast to incorporate these reductions which resulted in a significant decline in projected fiscal 2010 sales and operating income.  The severity of the decline in the updated forecast, the current Medicare reimbursement environment and the uncertainty at that time regarding the potential for passage of a health care reform bill which could further reduce Medicare reimbursement rates resulted in an interim indicator of impairment of the reporting unit that required the Company to perform additional impairment testing of goodwill and long-lived intangible assets at this reporting unit in the first quarter of fiscal 2010.

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

As a result of this analysis, $16.8 million of goodwill and $6.5 million of other long-lived intangible assets were considered impaired and were written off during the first quarter of fiscal 2010.  Assumptions utilized in the impairment analysis are highly judgmental.  Changes in estimates or the application of alternative assumptions could have produced significantly different results.

The following table presents the changes in goodwill during the six months ended March 31, 2010 (in millions):

	Access	Fire &
	equipment	emergency	Commercial	Total
Balance at September 30, 2009:
Goodwill	$1,821.5	$227.8	$197.2	$2,246.5
Accumulated impairment losses	(892.5)	(100.8)	(175.9)	(1,169.2)
	$929.0	$127.0	$21.3	$1,077.3

Balance at September 30, 2009	$929.0	$127.0	$21.3	$1,077.3
Impairment losses	—	(16.8)	—	(16.8)
Translation	(16.3)	0.1	0.2	(16.0)
Balance at March 31, 2010	$912.7	$110.3	$21.5	$1,044.5

Balance at March 31, 2010:
Goodwill	$1,805.2	$219.8	$197.4	$2,222.4
Accumulated impairment losses	(892.5)	(109.5)	(175.9)	(1,177.9)
	$912.7	$110.3	$21.5	$1,044.5

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Details of the Company’s total purchased intangible assets were as follows (in millions):

	March 31, 2010
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(18.6)	$36.8
Non-compete	10.5	56.3	(49.5)	6.8
Technology-related	11.8	104.0	(40.2)	63.8
Customer relationships	12.7	574.4	(159.9)	414.5
Other	12.4	14.0	(10.8)	3.2
	14.2	804.1	(279.0)	525.1
Non-amortizable tradenames		399.7	—	399.7
Total		$1,203.8	$(279.0)	$924.8

	September 30, 2009
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(17.9)	$37.5
Non-compete	10.5	57.0	(49.0)	8.0
Technology-related	11.8	104.4	(35.9)	68.5
Customer relationships	12.6	588.2	(138.9)	449.3
Other	12.4	14.0	(10.1)	3.9
	14.2	819.0	(251.8)	567.2
Non-amortizable tradenames		400.6	—	400.6
Total		$1,219.6	$(251.8)	$967.8

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2010 and the five years succeeding September 30, 2010 are as follows: 2010 (remaining six months) - $30.5 million; 2011 - $60.1 million; 2012 - $58.6 million; 2013 - $56.6 million; 2014 - $55.2 million and 2015 - $54.5 million.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.              Debt

The Company was obligated under the following debt instruments (in millions):

	March 31,	September 30,
	2010	2009
Senior secured facility:
Revolving line of credit	$—	$—
Term loan A	—	117.7
Term loan B	1,113.6	1,902.6
8 1/4% Senior notes due March 2017	250.0	—
8 1/2% Senior notes due March 2020	250.0	—
Other long-term facilities	2.4	4.0
	1,616.0	2,024.3
Less current portion	(0.6)	(1.1)
	$1,615.4	$2,023.2

Current portion of long-term debt	$0.6	$1.1
Other short-term facilities	0.3	13.9
	$0.9	$15.0

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (collectively, the “Senior Notes”).  The Senior Notes were issued pursuant to an indenture dated March 3, 2010 (the “Indenture”), between the Company, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee.  The Indenture contains customary affirmative and negative covenants.  The Company may redeem the Senior Notes due 2017 and Senior Notes due 2020 for a premium after March 1, 2014 and March 1, 2015, respectively.  Certain of the Company’s subsidiaries fully, unconditionally, jointly and severally guarantee the Company’s obligations under the Senior Notes.  See Note 19 of the Notes to Condensed Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

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

The Amendment also added a usage fee equal to an annualized rate of 50 basis points on the aggregate principal amount of all outstanding loans under the Credit Agreement for any day on which the Company has a corporate family rating from Moody’s Investors Service of B3 with “negative” watch or lower or a corporate credit rating from Standard and Poor’s Rating Services of B- with “negative” watch or lower.  The Company’s credit ratings are reviewed regularly by these major debt rating agencies.  In February 2010, Moody’s Investors Service upgraded the rating on the Company’s long-term debt to B1 with a “stable” outlook.  Standard & Poor’s Rating Services maintains a rating of B+ with a “positive” outlook on the Company’s long-term debt.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In fiscal 2010, the Company prepaid the remaining balance under Term Loan A and prepaid $789.0 million of Term Loan B debt from available cash and cash flow from operations and from the net proceeds from the issuance of the Senior Notes of $489.2 million.  The remaining outstanding balance under Term Loan B at March 31, 2010 of $1,113.6 million is due December 6, 2013.  At March 31, 2010, the Company had no borrowings outstanding under the Revolving Credit Facility, and outstanding letters of credit of $38.8 million reduced available capacity under the Revolving Credit Facility to $511.2 million.

Interest rates on borrowings under the Revolving Credit Facility and Term Loan Facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5%, a bank’s “Prime Rate” or the sum of 1.0% plus the “Off-Shore” rate that would be applicable for an interest period of one month beginning on such day) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin.  The margin on the Revolving Credit Facility is subject to adjustment, up or down, based on whether certain financial criteria are met.  At March 31, 2010, the interest rate spread on the Revolving Credit Facility and Term Loan B was 600 basis points.  The weighted-average interest rate on Term Loan B borrowings outstanding at March 31, 2010 was 6.26%.

The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt.  At March 31, 2010, the fair value of the Senior Notes and Term Loan B was estimated to be $520.0 million and $1,116.7 million, respectively.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt.  The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement, as amended (11.105% at March 31, 2010).  The notional amount of the swap at March 31, 2010 was $750 million and reduces to $250 million on December 6, 2010.

The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments. The effective portion of the change in fair value of the derivative will be recorded in “Accumulated other comprehensive loss,” while any ineffective portion is recorded as an adjustment to interest expense. At March 31, 2010, a loss of $33.9 million ($21.5 million net of tax), representing the fair value of the interest rate swap, was recorded in “Accumulated other comprehensive loss.” The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense when the hedged, forecasted interest is recorded. Net gains or losses related to hedge ineffectiveness on the interest rate swap were insignificant for all periods presented.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 5.105% and the counterparty will pay the Company interest on the notional amount at a variable rate equal to 3-month LIBOR.  The 3-month LIBOR rate applicable to this agreement was 0.29% at March 31, 2010.  The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company.  The amounts exchanged are normally based on the notional amounts and other terms of the swaps.  The variable rates are subject to change over time as 3-month LIBOR fluctuates.  Neither the Company nor the counterparty is required to collateralize its obligations under these swaps.  The Company is exposed to loss if the counterparty defaults.  However, the counterparty is a large Aa1 rated global financial institution as of the date of this filing, and the Company believes that the risk of default is remote.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Credit Agreement and the Indenture contain various restrictions and covenants, including restrictions on the ability of the Company and certain of its subsidiaries to, among other things, consolidate or merge, create liens, incur additional indebtedness and dispose of assets.  The Credit Agreement also requires the Company to maintain the following financial ratios:

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

As of March 31, 2010, the Company was in compliance with the Leverage Ratio with a ratio of 1.33 to 1.0.

•                  Senior Secured Leverage Ratio: The ratio of outstanding Loans under the Credit Agreement, at quarter-end to Consolidated EBITDA for the most recently ended four fiscal quarters, as such terms are defined in the Credit Agreement.  The Senior Secured Leverage Ratio is not permitted to be greater than the following:

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

As of March 31, 2010, the Company was in compliance with the Interest Coverage Ratio with a ratio of 6.05 to 1.0.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.  Warranty and Guarantee Arrangements

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

Changes in the Company’s warranty liability were as follows (in millions):

	Six Months Ended
	March 31,
	2010	2009

Balance at beginning of period	$72.8	$88.3
Warranty provisions	43.1	26.3
Settlements made	(32.5)	(32.9)
Changes in liability for pre-existing warranties, net	1.1	1.9
Foreign currency translation adjustment	(1.2)	(3.2)
Disposition of business	(1.6)	—
Balance at end of period	$81.7	$80.4

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

In the access equipment segment, the Company is party to multiple agreements whereby it guarantees an aggregate of $255.9 million in indebtedness of others, including $93.3 million maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party debt.  Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability, among other things, to take possession of the underlying collateral.  At March 31, 2010 and September 30, 2009, the Company had recorded liabilities related to these agreements of $24.6 million and $26.7 million, respectively.  If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required.  While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations.  In the event that occurs, the Company cannot guarantee that the collateral underlying these agreements will be sufficient to avoid losses materially in excess of the amounts reserved.  Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions.  During an economic downturn, collateral values generally decline and can contribute to higher exposure to losses.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.  Derivative Financial Instruments and Hedging Activities

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

At March 31, 2010, forward foreign exchange contracts designated as hedges were insignificant.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt.  The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments and, accordingly, derivative gains or losses are reflected as a component of “Accumulated other comprehensive loss” and are amortized to interest expense over the respective lives of the borrowings.  During the six months ended March 31, 2010 and 2009, $22.8 million and $21.0 million of expense, respectively, were recorded in the Condensed Consolidated Statements of Operations as amortization of interest rate derivative gains and losses.  At March 31, 2010 and September 30, 2009, unrealized losses remaining of $33.9 million and $50.9 million, respectively, were deferred in “Accumulated other comprehensive loss.”  See Note 9 of the Notes to Condensed Consolidated Financial Statements for information regarding the interest rate swap.

The Company has entered into forward foreign exchange currency contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities.  The Company has not designated these derivative contracts as hedge transactions under ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings.  The fair value of foreign currency related derivatives are included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.”  At March 31, 2010, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $86.1 million in notional amounts, including $62.6 million in contracts to sell Euro, with the remaining contracts covering a variety of foreign currencies.  At September 30, 2009, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $81.5 million in notional amounts, including $69.6 million in contracts to sell Euro, with the remaining contracts covering a variety of foreign currencies.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair values of derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2010			September 30, 2009
	Other	Other	Other	Other	Other	Other
	Current	Current	Long-term	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Designated as hedging instruments:
Interest rate contracts	$—	$27.1	$6.8	$—	$36.6	$14.3

Not designated as hedging instruments:
Foreign exchange contracts	0.1	0.6	—	0.1	0.3	—
Total derivatives	$0.1	$27.7	$6.8	$0.1	$36.9	$14.3

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Operations consisted of the following (in millions):

		Three Months Ended
	Classification of	March 31,
	Gains (Losses)	2010	2009
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$(9.1)	$(9.9)

Reclassified from other comprehensive income (effective portion):
Foreign exchange contracts	Cost of sales	—	(0.2)

Recognized directly in income (ineffective portion):
Foreign exchange contracts	Miscellaneous, net	—	(0.7)

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	3.0	6.5
Total		$(6.1)	$(4.3)

		Six Months Ended
	Classification of	March 31,
	Gains (Losses)	2010	2009
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$(22.8)	$(21.0)

Reclassified from other comprehensive income (effective portion):
Foreign exchange contracts	Cost of sales	(0.1)	(0.2)

Recognized direclty in income (ineffective portion):
Foreign exchange contracts	Miscellaneous, net	—	(0.7)

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	4.3	25.2
Total		$(18.6)	$3.3

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.  Fair Value Measurement

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

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2010, the fair values of the Company’s assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency exchange derivatives (a)	$—	$0.1	$—	$0.1

Liabilities:
Foreign currency exchange derivatives (a)	$—	$0.6	$—	$0.6
Interest rate swaps (b)	—	33.9	—	33.9
Total liabilities at fair value	$—	$34.5	$—	$34.5

(a)         Based on observable market transactions of forward currency prices.

(b)         Based on observable market transactions of forward LIBOR rates.

13.  Stock-Based Compensation

Under the Company’s 2009 Incentive Stock and Awards Plan (the “2009 Stock Plan”), officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights, performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units or other stock-based awards.  The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant.  Stock options granted under the 2009 Stock Plan become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant.  Stock options terminate not more than seven years from the date of grant.  Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company and generally vest upon retirement.  The maximum number of shares of stock reserved for all awards under the 2009 Stock Plan is 4,000,000.  At March 31, 2010, the Company had reserved 8,252,903 shares of Common Stock to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes compensation expense for stock options, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable.  Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2010 was $3.9 million ($2.5 million net of tax) and $7.1 million ($4.5 million net

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of tax), respectively.  Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2009 was $1.6 million ($0.9 million net of tax) and $3.1 million ($1.9 million net of tax), respectively.

The Company granted 23,650 and 46,000 options to purchase shares of the Company’s Common Stock and issued 19,182 and 11,000 shares of nonvested stock during the six month periods ended March 31, 2010 and 2009, respectively.

14.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted weighted-average shares used in the denominator of the per share calculations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Basic weighted-average shares outstanding	89,596,583	74,406,118	89,536,608	74,392,555
Effect of dilutive stock options and other equity-based compensation awards	1,322,631	—	1,301,505	—
Diluted weighted-average shares outstanding	90,919,214	74,406,118	90,838,113	74,392,555

Options to purchase 1,390,849 and 1,397,794 shares of Common Stock were outstanding during the three and six months ended March 31, 2010, respectively, but were not included in the computation of diluted earnings (loss) per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.  Options to purchase 4,324,872 shares of Common Stock and 116,929 nonvested shares were outstanding during the three months ended March 31, 2009, but were excluded from the computation of diluted earnings (loss) per share attributable to Oshkosh Corporation common shareholders because the net loss for the period caused all potentially dilutive shares to be anti-dilutive.  Options to purchase 4,324,621 shares of Common Stock and 124,089 nonvested shares were outstanding during the six months ended March 31, 2009, but were excluded from the computation of diluted earnings (loss) per share attributable to Oshkosh Corporation common shareholders because the net loss for the period caused all potentially dilutive shares to be anti-dilutive.

Income (loss) attributable to Oshkosh Corporation common shareholders was as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Amounts attributable to Oshkosh Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$292.6	$(1,179.7)	$465.1	$(1,191.5)
Discontinued operations, net of tax	—	(12.2)	(2.9)	(21.1)
Net income (loss)	$292.6	$(1,191.9)	$462.2	$(1,212.6)

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15.  Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	U.S. Plans
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Service cost	$4.0	$2.9	$7.6	$5.5
Interest cost	3.1	3.0	5.9	5.6
Expected return on plan assets	(3.0)	(2.8)	(6.0)	(5.6)
Amortization of prior service cost	0.5	0.3	0.8	0.6
Curtailment	—	—	—	1.0
Amortization of net actuarial loss	1.1	0.7	2.1	1.3
Net periodic benefit cost	$5.7	$4.1	$10.4	$8.4

	Non-U.S. Plans
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Service cost	$0.3	$0.2	$0.4	$0.3
Interest cost	0.3	0.2	0.5	0.3
Expected return on plan assets	(0.3)	(0.1)	(0.5)	(0.2)
Amortization of prior service cost	—	(0.1)	—	(0.1)
Net periodic benefit cost	$0.3	$0.2	$0.4	$0.3

In March 2010, the Company made a contribution of $13.0 million to its pension plans.  The Company expects to contribute an additional $7.0 million to $12.0 million to its pension plans during the remainder of fiscal 2010.  In fiscal 2009, the Company contributed $17.4 million to its pension plans.

Components of net periodic other post-employment benefit costs were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Service cost	$1.1	$0.5	$2.1	$0.9
Interest cost	0.7	0.5	1.4	1.1
Amortization of net actuarial loss (gain)	0.2	—	0.4	(0.1)
Net periodic benefit cost	$2.0	$1.0	$3.9	$1.9

The Company made contributions to fund benefit payments of $0.3 million and $0.3 million for the three months ended and $0.6 and $0.5 million for the six months ended March 31, 2010 and 2009, respectively, under its other post-employment benefit plans.  The Company estimates additional contributions of approximately $0.6 million will be made under these other post-employment plans prior to the end of fiscal 2010.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

16.  Income Taxes

As of March 31, 2010, total gross unrecognized tax benefits, excluding related interest and penalties, were $76.2 million, $57.3 million of which would affect the Company’s effective tax rate if recognized in future periods.  Total gross unrecognized tax benefits, excluding interest and penalties, as of September 30, 2009 were $72.8 million, $36.8 million of which would affect the Company’s effective tax rate if recognized in future periods.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in “Provision for (benefit from) income taxes” in the Company’s Condensed Consolidated Statements of Operations.  At March 31, 2010, the Company had accrued $15.6 million for the potential payment of interest and penalties on gross unrecognized tax benefits.  The Company recognized $1.8 million in “Provision for (benefit from) income taxes” in the Company’s Condensed Consolidated Statements of Operations for interest and penalties for the six months ended March 31, 2010.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns.  The Company is regularly audited by federal, state and foreign tax authorities.  The Company’s taxable years ended September 30, 2006 and 2007 are currently under audit by the Internal Revenue Service.  It is reasonably possible that the Internal Revenue Service audits for the fiscal 2006 and 2007 tax years will be completed during the next twelve months, which could result in a decrease in the Company’s unrecognized tax benefits.  During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions in conjunction with the expiration of various statutes of limitations could reduce unrecognized tax benefits by approximately $20 million, either because the Company’s tax positions are sustained on audit or because the Company agrees to their disallowance.

17.  Contingencies, Significant Estimates and Concentrations

Securities Class Action - On September 19, 2008, a purported shareholder of the Company filed a complaint seeking certification of a class action lawsuit in the United States District Court for the Eastern District of Wisconsin docketed as Iron Workers Local No. 25 Pension Fund on behalf of itself and all others similarly situated v. Oshkosh Corporation and Robert G. Bohn.  The lawsuit alleged, among other things, that the Company violated the Securities Exchange Act of 1934 by making materially inadequate disclosures and material omissions leading to the Company’s issuance of revised earnings guidance and announcement of an impairment charge on June 26, 2008.  Since the initial lawsuit, other suits containing substantially similar allegations were filed.  These lawsuits were consolidated and an amended complaint was filed.  The amended complaint substantially expanded the class period in which securities law violations were alleged to have occurred and named Charles L. Szews, David M. Sagehorn and the Company’s independent auditor as additional defendants.  On July 24, 2009, the defendants filed their motions to dismiss the lawsuit.  On March 30, 2010, the judge presiding over the case dismissed the lawsuit with prejudice.

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

The Company had reserves of $2.1 million for losses related to environmental matters that were probable and estimable at both March 31, 2010 and September 30, 2009.  The amount recorded for identified contingent liabilities is based on estimates.  Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available.  Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures.  Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Personal Injury Actions and Other - Product and general liability claims arise against the Company from time to time in the ordinary course of business.  The Company is generally self-insured for future claims up to $3.0 million per claim.  Accordingly, a reserve is maintained for the estimated costs of such claims.  At March 31, 2010 and September 30, 2009, the reserve for product and general liability claims was $40.7 million and $46.8 million, respectively, based on available information.  There is inherent uncertainty as to the eventual resolution of unsettled claims.  Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $247.8 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $38.8 million at March 31, 2010.

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

Summarized financial information concerning the Company’s product lines and reportable segments was as follows (in millions):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	External	Inter-	Net	External	Inter-	Net
	Customers	segment	Sales	Customers	segment	Sales
Net sales:

Defense	$2,267.8	$2.4	$2,270.2	$588.6	$1.6	$590.2

Access equipment
Aerial work platforms	105.0	—	105.0	106.3	—	106.3
Telehandlers	71.6	—	71.6	73.1	—	73.1
Other (a)	76.3	737.2	813.5	69.8	—	69.8
Total access equipment	252.9	737.2	990.1	249.2	—	249.2

Fire & emergency	223.6	10.6	234.2	276.6	6.2	282.8

Commercial
Concrete placement	39.5	—	39.5	34.6	—	34.6
Refuse collection	65.3	—	65.3	74.5	2.7	77.2
Other	15.1	26.0	41.1	13.8	15.1	28.9
Total commercial	119.9	26.0	145.9	122.9	17.8	140.7
Intersegment eliminations	—	(776.2)	(776.2)	—	(25.6)	(25.6)
Consolidated	$2,864.2	$—	$2,864.2	$1,237.3	$—	$1,237.3

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended March 31, 2010			Six Months Ended March 31, 2009
	External	Inter-	Net	External	Inter-	Net
	Customers	segment	Sales	Customers	segment	Sales
Net sales:

Defense	$4,125.3	$4.6	$4,129.9	$1,129.7	$4.3	$1,134.0

Access equipment
Aerial work platforms	192.9	—	192.9	289.4	—	289.4
Telehandlers	110.4	—	110.4	183.8	—	183.8
Other (a)	150.0	1,264.8	1,414.8	144.4	—	144.4
Total access equipment	453.3	1,264.8	1,718.1	617.6	—	617.6

Fire & emergency	466.5	18.6	485.1	529.6	18.6	548.2

Commercial
Concrete placement	81.1	—	81.1	86.3	1.1	87.4
Refuse collection	146.0	—	146.0	171.0	6.4	177.4
Other	26.1	47.8	73.9	31.8	24.5	56.3
Total commercial	253.2	47.8	301.0	289.1	32.0	321.1
Intersegment eliminations	—	(1,335.8)	(1,335.8)	—	(54.9)	(54.9)
Consolidated	$5,298.3	$—	$5,298.3	$2,566.0	$—	$2,566.0

(a)          Access equipment intersegment sales for the three and six months ended March 31, 2010 involve assembly of M-ATV crew capsules and complete vehicles for the defense segment.  Access equipment invoices the defense segment for work under this contract, which was initiated in the fourth quarter of fiscal 2009.  These sales are eliminated in consolidation.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Income (loss) from continuing operations:
Defense	$452.8	$75.0	$792.5	$148.7
Access equipment (a)	46.1	(941.6)	59.6	(988.7)
Fire & emergency (b)	19.0	(86.1)	16.8	(66.8)
Commercial (c)	1.4	(190.2)	4.5	(189.6)
Corporate	(23.8)	(19.9)	(48.2)	(41.2)
Intersegment eliminations	(1.2)	0.2	(5.2)	0.6
Operating income (loss)	494.3	(1,162.6)	820.0	(1,137.0)
Interest expense, net of interest income	(45.2)	(40.7)	(95.1)	(83.7)
Miscellaneous, net	1.0	(3.2)	1.2	0.1
Income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$450.1	$(1,206.5)	$726.1	$(1,220.6)

(a)          Results for the three and six months ended March 31, 2009 include non-cash goodwill and long-lived asset impairment charges of $892.5 million.

(b)         Results for the six months ended March 31, 2010 include non-cash goodwill and long-lived asset impairment charges of $23.3 million.  Results for the three and six months ended March 31, 2009 include non-cash goodwill and long-lived asset impairment charges of $111.4 million.

(c)          Results for the three and six months ended March 31, 2009 include non-cash goodwill and long-lived asset impairment charges of $184.3 million.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	March 31,	September 30,
	2010	2009
Identifiable assets:
Defense - U.S.	$848.0	$527.5
Access equipment:
U.S.	2,174.6	1,972.2
Europe (a)	680.0	764.9
Rest of world	147.8	131.9
Total access equipment	3,002.4	2,869.0
Fire & emergency: (b)
U.S.	566.0	604.4
Europe (c)	20.5	82.4
Total fire & emergency	586.5	686.8
Commercial:
U.S. (a)	323.9	334.5
Other North America (a)	36.8	34.0
Total commercial	360.7	368.5
Corporate and other - U.S.	368.7	316.2
Consolidated	$5,166.3	$4,768.0

(a)          Includes investments in unconsolidated affiliates.

(b)         March 31, 2010 balances reflect the first quarter fiscal 2010 goodwill impairment charge of $16.8 million and long-lived asset impairment charges of $6.5 million.  See Note 8 of the Notes to the Condensed Consolidated Financial Statements for a discussion of the charges.

(c)          March 31, 2010 balance reflects the sale of BAI.

Net sales by geographic region based on product shipment destination were as follows (in millions):

	Six Months Ended
	March 31,
	2010	2009
Net sales:
United States	$4,865.9	$2,141.8
Other North America	38.3	48.5
Europe, Africa and Middle East	267.8	257.0
Rest of world	126.3	118.7
Consolidated	$5,298.3	$2,566.0

19.  Separate Financial Information of Subsidiary Guarantors of Indebtedness

The Senior Notes are jointly, severally and unconditionally guaranteed on a senior unsecured basis by all of Oshkosh Corporation’s existing and future subsidiaries that from time to time guarantee obligations under Oshkosh Corporation’s senior credit facility, with certain exceptions (the “Guarantors”).

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following condensed supplemental consolidating financial information reflects the summarized financial information of Oshkosh Corporation, the Guarantors on a combined basis and Oshkosh Corporation’s non-guarantor subsidiaries on a combined basis (in millions):

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$2,320.0	$1,247.1	$77.5	$(780.4)	$2,864.2
Cost of sales	1,831.8	1,110.2	73.6	(779.2)	2,236.4
Gross income	488.2	136.9	3.9	(1.2)	627.8
Selling, general and administrative expenses	49.2	55.0	14.1	—	118.3
Amortization of purchased intangibles	—	12.1	3.1	—	15.2
Intangible asset impairment charges	—	1.6	(1.6)	—	—
Operating income (loss)	439.0	68.2	(11.7)	(1.2)	494.3
Interest expense	(67.7)	(2.6)	0.4	24.2	(45.7)
Interest income	0.7	24.0	—	(24.2)	0.5
Miscellaneous, net	3.5	(5.9)	3.4	—	1.0
Income (loss) from continuing operations before income taxes	375.5	83.7	(7.9)	(1.2)	450.1
Provision for (benefit from) income taxes	130.1	30.1	(2.4)	(0.4)	157.4
Income (loss) from continuing operations before equity in earnings of affiliates	245.4	53.6	(5.5)	(0.8)	292.7
Equity in earnings (losses) of consolidated subsidiaries	47.2	(8.0)	—	(39.2)	—
Equity in earnings (losses) of unconsolidated affiliates	—	0.4	(0.5)	—	(0.1)
Income (loss) from continuing operations	292.6	46.0	(6.0)	(40.0)	292.6
Discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	292.6	46.0	(6.0)	(40.0)	292.6
Net loss attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Oshkosh Corporation	$292.6	$46.0	$(6.0)	$(40.0)	$292.6

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2009

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$642.2	$534.7	$81.7	$(21.3)	$1,237.3
Cost of sales	544.4	490.9	86.5	(21.5)	1,100.3
Gross income (loss)	97.8	43.8	(4.8)	0.2	137.0
Selling, general and administrative expenses	33.2	45.4	17.2	—	95.8
Amortization of purchased intangibles	—	12.6	3.0	—	15.6
Intangible asset impairment charges	—	979.2	209.0	—	1,188.2
Operating income (loss)	64.6	(993.4)	(234.0)	0.2	(1,162.6)
Interest expense	(62.1)	(2.5)	(0.6)	24.0	(41.2)
Interest income	0.7	23.8	—	(24.0)	0.5
Miscellaneous, net	3.8	(6.6)	(0.4)	—	(3.2)
Income (loss) from continuing operations before income taxes	7.0	(978.7)	(235.0)	0.2	(1,206.5)
Provision for (benefit from) income taxes	1.7	(21.5)	(7.1)	0.1	(26.8)
Income (loss) from continuing operations before equity in earnings of affiliates	5.3	(957.2)	(227.9)	0.1	(1,179.7)
Equity in earnings (losses) of consolidated subsidiaries	(1,197.2)	(207.5)	—	1,404.7	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	—	—
Income (loss) from continuing operations	(1,191.9)	(1,164.7)	(227.9)	1,404.8	(1,179.7)
Discontinued operations, net of tax	—	—	(12.4)	—	(12.4)
Net income (loss)	(1,191.9)	(1,164.7)	(240.3)	1,404.8	(1,192.1)
Net loss attributable to the noncontrolling interest	—	—	0.2	—	0.2
Net income (loss) attributable to Oshkosh Corporation	$(1,191.9)	$(1,164.7)	$(240.1)	$1,404.8	$(1,191.9)

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Operations

For the Six Months Ended March 31, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$4,222.9	$2,273.3	$145.4	$(1,343.3)	$5,298.3
Cost of sales	3,367.7	2,024.9	137.1	(1,338.4)	4,191.3
Gross income	855.2	248.4	8.3	(4.9)	1,107.0
Selling, general and administrative expenses	94.2	111.3	27.6	—	233.1
Amortization of purchased intangibles	—	24.3	6.3	—	30.6
Intangible asset impairment charges	—	13.5	9.8	—	23.3
Operating income (loss)	761.0	99.3	(35.4)	(4.9)	820.0
Interest expense	(140.0)	(5.0)	(0.2)	48.7	(96.5)
Interest income	1.7	47.9	0.5	(48.7)	1.4
Miscellaneous, net	4.6	(8.5)	5.1	—	1.2
Income (loss) from continuing operations before income taxes	627.3	133.7	(30.0)	(4.9)	726.1
Provision for (benefit from) income taxes	219.7	48.2	(5.6)	(1.7)	260.6
Income (loss) from continuing operations before equity in earnings of affiliates	407.6	85.5	(24.4)	(3.2)	465.5
Equity in earnings (losses) of consolidated subsidiaries	53.2	(16.9)	—	(36.3)	—
Equity in earnings (losses) of unconsolidated affiliates	—	0.2	(0.6)	—	(0.4)
Income (loss) from continuing operations	460.8	68.8	(25.0)	(39.5)	465.1
Discontinued operations, net of tax	1.4	—	(4.3)	—	(2.9)
Net income (loss)	462.2	68.8	(29.3)	(39.5)	462.2
Net loss attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Oshkosh Corporation	$462.2	$68.8	$(29.3)	$(39.5)	$462.2

Condensed Consolidating Statements of Operations

For the Six Months Ended March 31, 2009

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$1,227.3	$1,158.6	$226.5	$(46.4)	$2,566.0
Cost of sales	1,037.9	1,076.6	211.8	(46.9)	2,279.4
Gross income	189.4	82.0	14.7	0.5	286.6
Selling, general and administrative expenses	67.3	100.9	35.4	—	203.6
Amortization of purchased intangibles	—	25.7	6.1	—	31.8
Intangible asset impairment charges	—	979.2	209.0	—	1,188.2
Operating income (loss)	122.1	(1,023.8)	(235.8)	0.5	(1,137.0)
Interest expense	(127.6)	(4.7)	(1.6)	48.5	(85.4)
Interest income	1.9	48.0	0.3	(48.5)	1.7
Miscellaneous, net	4.0	(6.1)	2.2	—	0.1
Income (loss) from continuing operations before income taxes	0.4	(986.6)	(234.9)	0.5	(1,220.6)
Provision for (benefit from) income taxes	0.1	(23.2)	(5.7)	0.2	(28.6)
Income (loss) from continuing operations before equity in earnings of affiliates	0.3	(963.4)	(229.2)	0.3	(1,192.0)
Equity in earnings (losses) of consolidated subsidiaries	(1,212.9)	(209.7)	—	1,422.6	—
Equity in earnings (losses) of unconsolidated affiliates	—	0.2	0.3	—	0.5
Income (loss) from continuing operations	(1,212.6)	(1,172.9)	(228.9)	1,422.9	(1,191.5)
Discontinued operations, net of tax	—	—	(21.5)	—	(21.5)
Net income (loss)	(1,212.6)	(1,172.9)	(250.4)	1,422.9	(1,213.0)
Net loss attributable to the noncontrolling interest	—	—	0.4	—	0.4
Net income (loss) attributable to Oshkosh Corporation	$(1,212.6)	$(1,172.9)	$(250.0)	$1,422.9	$(1,212.6)

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of March 31, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$685.1	$3.6	$156.2	$—	$844.9
Receivables, net	502.0	608.2	80.5	(402.3)	788.4
Inventories, net	300.3	458.7	94.6	(1.9)	851.7
Other current assets	74.5	50.8	13.6	—	138.9
Total current assets	1,561.9	1,121.3	344.9	(404.2)	2,623.9
Investment in consolidated subsidiaries	4,000.8	726.4	—	(4,727.2)	—
Intercompany	(1,304.0)	1,266.8	37.2	—	—
Intangible assets, net	—	1,592.4	376.9	—	1,969.3
Other long-term assets	150.0	335.9	87.2	—	573.1
Total assets	$4,408.7	$5,042.8	$846.2	$(5,131.4)	$5,166.3

Liabilities and Equity
Current liabilities:
Accounts payable	$961.7	$389.6	$28.8	$(400.2)	$979.9
Customer advances	466.6	168.8	0.6	—	636.0
Other current liabilities	216.3	162.5	45.0	(4.0)	419.8
Total current liabilities	1,644.6	720.9	74.4	(404.2)	2,035.7
Long-term debt, less current maturities	1,613.6	1.8	—	—	1,615.4
Other long-term liabilities	185.8	323.8	40.9	—	550.5
Equity:
Oshkosh Corporation shareholders’ equity	964.7	3,996.3	730.9	(4,727.2)	964.7
Noncontrolling interest	—	—	—	—	—
Total equity	964.7	3,996.3	730.9	(4,727.2)	964.7
Total liabilities and equity	$4,408.7	$5,042.8	$846.2	$(5,131.4)	$5,166.3

Condensed Consolidating Balance Sheet

As of September 30, 2009

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$340.6	$6.4	$183.4	$—	$530.4
Receivables, net	246.8	389.9	87.3	(160.2)	563.8
Inventories, net	182.3	466.9	143.2	(2.7)	789.7
Other current assets	204.0	47.1	8.2	—	259.3
Total current assets	973.7	910.3	422.1	(162.9)	2,143.2
Investment in consolidated subsidiaries	3,909.1	757.1	—	(4,666.2)	—
Intercompany	(1,134.0)	1,146.5	(12.5)	—	—
Intangible assets, net	—	1,629.0	416.1	—	2,045.1
Other long-term assets	128.3	348.5	102.9	—	579.7
Total assets	$3,877.1	$4,791.4	$928.6	$(4,829.1)	$4,768.0

Liabilities and Equity
Current liabilities:
Accounts payable	$403.1	$273.8	$37.5	$(158.6)	$555.8
Customer advances	600.7	128.8	2.4	—	731.9
Other current liabilities	150.7	153.5	71.0	(4.3)	370.9
Total current liabilities	1,154.5	556.1	110.9	(162.9)	1,658.6
Long-term debt, less current maturities	2,020.3	2.1	0.8	—	2,023.2
Other long-term liabilities	186.0	338.9	45.0	—	569.9
Equity:
Oshkosh Corporation shareholders’ equity	516.3	3,894.3	769.7	(4,666.2)	514.1
Noncontrolling interest	—	—	2.2	—	2.2
Total equity	516.3	3,894.3	771.9	(4,666.2)	516.3
Total liabilities and equity	$3,877.1	$4,791.4	$928.6	$(4,829.1)	$4,768.0

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by operating activities	$682.7	$78.0	$4.6	$—	$765.3

Investing activities:
Additions to property, plant and equipment	(23.8)	(6.5)	(4.1)	—	(34.4)
Additions to equipment held for rental	—	(2.6)	(0.9)	—	(3.5)
Intercompany investing	98.9	(78.8)	(20.1)	—	—
Other investing activities	—	7.2	0.1	—	7.3
Net cash provided (used) by investing activities	75.1	(80.7)	(25.0)	—	(30.6)

Financing activities:
Repayment of long-term debt	(906.7)	(0.3)	—	—	(907.0)
Proceeds from issuance of long-term debt	500.0	—	—	—	500.0
Other financing activities	(6.6)	—	—	—	(6.6)
Net cash used by financing activities	(413.3)	(0.3)	—	—	(413.6)

Effect of exchange rate changes on cash	—	0.2	(6.8)	—	(6.6)
Increase (decrease) in cash and cash equivalents	344.5	(2.8)	(27.2)	—	314.5
Cash and cash equivalents at beginning of period	340.6	6.4	183.4	—	530.4
Cash and cash equivalents at end of period	$685.1	$3.6	$156.2	$—	$844.9

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2009

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by operating activities	$150.1	$72.5	$101.8	$—	$324.4

Investing activities:
Additions to property, plant and equipment	(5.6)	(5.0)	(4.0)	—	(14.6)
Additions to equipment held for rental	—	(2.0)	(0.2)	—	(2.2)
Intercompany investing	120.7	(73.7)	(47.0)	—	—
Other investing activities	—	7.2	(1.1)	—	6.1
Net cash provided (used) by investing activities	115.1	(73.5)	(52.3)	—	(10.7)

Financing activities:
Repayment of long-term debt	(213.0)	(0.3)	(0.2)	—	(213.5)
Net repayments under revolving credit facilities	(35.1)	—	(5.2)	—	(40.3)
Debt issuance costs	(20.0)	—	—	—	(20.0)
Other financing activities	(14.9)	—	—	—	(14.9)
Net cash used by financing activities	(283.0)	(0.3)	(5.4)	—	(288.7)

Effect of exchange rate changes on cash	—	(0.5)	(5.0)	—	(5.5)
Increase (decrease) in cash and cash equivalents	(17.8)	(1.8)	39.1	—	19.5
Cash and cash equivalents at beginning of period	26.7	3.5	58.0	—	88.2
Cash and cash equivalents at end of period	$8.9	$1.7	$97.1	$—	$107.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview,” are forward-looking statements.  When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  These factors include the impact on revenues and margins of the planned decrease in MRAP All Terrain Vehicle (“M-ATV’) production rates; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, especially during a global recession and tight credit markets; the duration of the global recession, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than equity market expectations; the expected level and timing of U.S. Department of Defense (“DoD”) procurement of products and services and funding thereof; risks related to reductions in government expenditures, the potential for the government to competitively bid the Company’s Army and Marine Corps contracts, the startup of the Family of Medium Tactical Vehicles (“FMTV”) contract and the uncertainty of government contracts generally; the consequences of financial leverage associated with the JLG acquisition, which could limit the Company’s ability to pursue various opportunities; risks related to the collectability of receivables during a recession, particularly for those businesses with exposure to construction markets; risks related to production delays as a result of the economy’s impact on the Company’s suppliers; the potential for commodity costs to rise sharply, including in a future economic recovery; risks associated with international operations and sales, including foreign currency fluctuations; and the potential for increased costs relating to compliance with changes in laws and regulations.  Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2010 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

During the second quarter of fiscal 2010, Oshkosh Corporation continued to exhibit its ability to meet or exceed its customers’ requirements by assembling and delivering high quality, mission critical vehicles under tight timelines for the DoD.  The Company’s defense segment maintained its high rate of production of M-ATVs during the quarter, delivering more than 2,900 of these urgently needed, life saving vehicles to the DoD.  Sales resulting from this outstanding performance more than offset the impact of continued weak market conditions in most of the Company’s other businesses. Driven by strong defense segment performance, consolidated second fiscal quarter net sales increased to a record $2.86 billion, an increase of 131.5% compared to the second quarter of fiscal 2009.  The strong defense segment performance, along with significantly improved performance in the access equipment segment due to M-ATV production for the defense segment as well as improved performance in this segment’s non-defense business, resulted in quarterly records for operating income of $494.3 million, or 17.3% of sales, and income from continuing operations of $292.6 million, or $3.22 per share, for the second quarter of fiscal 2010.  The Company also continued to exhibit strong cash flow, allowing it to reduce debt by an additional $239 million in the quarter.

During the second fiscal quarter, the Company received orders for an additional 1,460 M-ATVs.  Through March 31, 2010, the DoD had awarded the Company orders for 8,079 M-ATVs and associated aftermarket parts and service, together valued at $4.8 billion.  Unit deliveries are scheduled to begin to ramp down beginning in the third quarter of fiscal 2010.  The Company expects to deliver between 1,600 and 1,700 M-ATVs in the third quarter and between 700 and 800 in the fourth quarter of fiscal 2010, with final deliveries of units under contract scheduled to be completed in the first quarter of fiscal 2011.  Aftermarket parts and service under contract at March 31, 2010 are scheduled to be delivered or performed through the second quarter of fiscal 2011.

On February 12, 2010, the U.S. Army affirmed its decision to award the Company a contract for its FMTV Rebuy program.  The FMTV Rebuy contract was originally awarded to the Company in August 2009.  Subsequent to the contract award, competitors filed protests with the Government Accountability Office (“GAO”) regarding the award of the FMTV contract, and the DoD issued a stop work order on the contract.  The GAO upheld the protests on what the Company believed to be two minor issues, directing the U.S. Army to re-evaluate the contract award.  The U.S. Army re-evaluation resulted in the reaffirmation of the contract award to the Company.  The FMTV Rebuy program is a five-year requirements contract for the production of up to 23,000 medium-payload tactical trucks and trailers as well as support services and engineering.  The initial delivery order received by the Company totaled $280.9 million for the production and delivery of 2,571 trucks and trailers.  Deliveries commence under the contract in the first quarter of fiscal 2011, with the production rate increasing in the succeeding quarter.

While not providing specific quantitative guidance for the full year fiscal 2010, the Company expects to deliver record sales, operating income and earnings per share in fiscal 2010.  The M-ATV program has progressed at a rapid pace with shipments reaching 5,465 vehicles by March 31, 2010 (including 5,243 in the first six months of fiscal 2010) and margins under the program improving significantly in the first and second quarters of fiscal 2010 compared to the fourth quarter of fiscal 2009.  The Company expects to deliver between 1,600 and 1,700 M-ATVs in the third fiscal quarter and between 700 and 800 M-ATVs in the fourth quarter of fiscal 2010.  The Company further expects that M-ATV parts and service sales in the third and fourth quarters of fiscal 2010 will be modestly higher than sales experienced in the second quarter as the Company continues to meet the initial provisioning requirements for this program.  This could fluctuate as the Company’s DoD customer has asked the Company to pull forward deliveries for various parts orders from fiscal 2011 into fiscal 2010, and the Company believes the DoD could make similar requests in the future.  The Company expects its non-M-ATV defense business for the remainder of fiscal 2010 to be modestly lower than the prior year due to lower Medium Tactical Vehicle Replacement (“MTVR”) armor kit sales and lower Family of Heavy Tactical Vehicle (“FHTV”) sales.  The Company expects FMTV sales volume in fiscal 2010 to be limited to initial test vehicles.  The Company believes that defense segment operating income margins for the full year will be near the midpoint of first and second quarter segment margins, with margins in the third quarter higher than in the fourth quarter as a result of sales volume and mix.  Sales in the Company’s access equipment segment for its traditional products are expected to remain relatively flat in the U.S. and Europe through 2010, with improvement expected in rest of world markets during fiscal 2010.  However, the Company expects that operating margins on JLG’s traditional access equipment business will continue to show significant improvement in fiscal 2010 over prior year levels due to lower material costs and reduced provisions for bad debt reserves and restructuring costs.  Further, the Company expects to benefit from cost reduction initiatives implemented in fiscal 2009.  However the Company does not believe that the access equipment segment, excluding its M-ATV business, will have positive operating results in fiscal 2010.  The Company expects its access equipment segment to recognize about 35%-40% of total M-ATV revenues in fiscal 2010 at mid-single digit margins.  The Company expects lower sales in its fire & emergency segment in fiscal 2010 as a result of ongoing municipal spending weakness due to the impact of the recession on tax receipts.  However, this segment is traditionally the Company’s least cyclical, and the Company believes that the percentage decrease in its sales for fiscal 2010 compared to fiscal 2009 will be significantly less than the Company experienced in the access equipment and commercial segments in fiscal 2009.  The Company believes that there will be downward pressure on operating income margins in this segment compared to fiscal 2009 as a result of the expected lower sales volumes.  The Company believes that demand for its concrete placement products will remain low in fiscal 2010; however, international activity may help deliver higher full year concrete placement product sales compared to fiscal 2009.  The Company estimates that refuse collection vehicle sales will be flat to up modestly in fiscal 2010 compared to fiscal 2009 and that this, along with intersegment sales to the defense segment, should result in positive operating results for the commercial segment for fiscal 2010.  The Company expects its annual income tax rate to be approximately 35%-36% and expects that capital spending will approximate $100 million in fiscal 2010. The Company intends to sustain its focus on debt reduction throughout fiscal 2010.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2010	2009	2010	2009
Net sales
Defense	$2,270.2	$590.2	$4,129.9	$1,134.0
Access equipment	990.1	249.2	1,718.1	617.6
Fire & emergency	234.2	282.8	485.1	548.2
Commercial	145.9	140.7	301.0	321.1
Intersegment eliminations	(776.2)	(25.6)	(1,335.8)	(54.9)
Consolidated	$2,864.2	$1,237.3	$5,298.3	$2,566.0

Second Quarter Fiscal 2010 Compared to 2009

Consolidated net sales increased 131.5% to $2.86 billion for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 as strong defense segment sales more than offset a decline in the Company’s fire & emergency segment sales.

Defense segment net sales increased 284.6% to $2.27 billion for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  The increase was due to a high rate of production and sales of M-ATV units and related aftermarket parts & service under a contract that began in the fourth quarter of fiscal 2009, following the contract award in June 2009 from the Company’s largest customer, the DoD.  Defense parts & service sales increased more than $300 million in the second quarter of fiscal 2010 compared to the second quarter of the prior year due to the sale of parts kits for the M-ATV and the sale and installation of TAK-4® independent suspension systems for other original equipment manufacturers’ Mine Resistant Ambush Protected vehicles.  Combined vehicle and parts & service sales related to the M-ATV program totaled approximately $1.63 billion in the second quarter of fiscal 2010.

Access equipment segment net sales increased 297.3% to $990.1 million for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  Second quarter fiscal 2010 sales included $737.2 million in intersegment M-ATV related sales to the defense segment as the Company continued to leverage underutilized facilities in the access equipment segment and call back idled employees to meet defense production requirements.  Sales to external customers (including new and used equipment sales, parts and service) totaled $252.9 million in the quarter, a 1.5% increase compared to the second quarter of fiscal 2009.  The slight increase was primarily related to fluctuations in foreign currency exchange rates.  Sales of new access equipment declined 1.0% compared with the prior year quarter as relatively strong demand in South America and the Pacific Rim, including Australia, (up $25.9 million) was not sufficient to offset continued weakness in North America (down $14.2 million) and Europe, Africa and Middle East (down $13.4 million) as a result of weak construction markets and tight credit.

Fire & emergency segment net sales decreased 17.2% to $234.2 million for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  The decrease in sales reflected lower shipments of fire apparatus ($37.8 million), due to softer demand attributable to declining municipal budgets in the U.S., and continued weak demand for mobile medical equipment (down $14.2 million).  The mobile medical equipment market continues to be adversely impacted by a reduction in Medicare reimbursement rates and the effects of the uncertain health care environment surrounding the recently enacted health care reform legislation in the U.S.

Commercial segment net sales increased 3.7% to $145.9 million for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  The increase in sales was the result of a 14.0% increase in sales of concrete placement products as a result of strong international demand and a $10.9 million increase in intersegment production of heavy tactical vehicle components for the defense segment.  These increases were offset in part by a 9.5% decrease in domestic refuse collection vehicle sales as the second quarter of fiscal 2009 refuse collection vehicles sales benefited from the timing of deliveries to large waste haulers in the U.S.

First Six Months of Fiscal 2010 Compared to 2009

Consolidated net sales increased 106.5% to $5.30 billion for the first six months of fiscal 2010 compared to the first six months of fiscal 2009.

Defense segment net sales increased 264.2% to $4.13 billion for the first six months of fiscal 2010 compared to the first six months of fiscal 2009.  The increase was primarily due to the high rate production and sales of M-ATV units and related aftermarket parts & service under a contract that began in the fourth quarter of fiscal 2009.  Defense parts & service sales increased more than $450 million in the first six months of fiscal 2010 compared to the first six months of the prior year.  In addition to the sale of parts kits for the M-ATV, parts & service sales benefited from the sale of TAK-4® independent suspension systems for other original equipment manufacturers’ Mine Resistant Ambush Protected vehicles.  Combined vehicle and parts & service sales related to the M-ATV program totaled approximately $2.74 billion in the first six months of fiscal 2010.

Access equipment net sales increased 178.2% to $1.72 billion for the first six months of fiscal 2010 compared to the first six months of fiscal 2009.  Sales for the first six months of fiscal 2010 included $1.26 billion in intersegment M-ATV related sales to the defense segment.  Sales to external customers (including new and used equipment sales, parts and service) totaled $453.3 million for the first six months of fiscal 2010, a 26.6% decrease compared to the first six months of fiscal 2009.  Sales of new access equipment declined 37.9% compared with the first six months of the prior year.  Sales to external customers reflected substantially lower demand for access equipment arising from weak construction markets in the U.S. and Europe and the impact of a much lower backlog entering fiscal 2010 compared to fiscal 2009.

Fire & emergency segment net sales decreased 11.5% to $485.1 million for the first six months of fiscal 2010 compared to the first six months of fiscal 2009.  The decrease in sales reflected lower shipments of fire apparatus (down $51.2 million), due to softer demand attributable to declining municipal budgets in the U.S., and continued weak demand for mobile medical equipment (down $19.9 million).  The mobile medical equipment market has been adversely impacted by a reduction in Medicare reimbursement rates and the uncertain health care environment due to the recently enacted health care reform legislation in the U.S.

Commercial segment net sales declined 6.3% to $301.0 million for the first six months of fiscal 2010 compared to the first six months of fiscal 2009.  The decrease in sales was the result of a 12.5% decrease in domestic refuse collection vehicle sales, as the first six months of fiscal 2009 refuse collection vehicles sales benefited from the timing of deliveries to large waste haulers, and a 7.2% decline in sales of concrete placement products as a result of lower construction activity in North America.  These declines were offset in part by higher intersegment sales ($23.9 million) related to components for the defense segment.

Analysis of Consolidated Cost of Sales

Second Quarter Fiscal 2010 Compared to 2009

Consolidated costs of sales increased to $2.24 billion, or 78.1% of sales, in the second quarter of fiscal 2010 as compared to $1.1 billion, or 88.9% of sales, in the second quarter of fiscal 2009.  The decrease in cost of sales as a percentage of sales in the second quarter of fiscal 2010 compared to the same quarter in the prior year was due to the impact of M-ATV related sales (530 basis points), a higher percentage of sales in segments with lower percentage cost of sales (310 basis points) and lower material costs (130 basis points).

First Six Months of Fiscal 2010 Compared to 2009

Consolidated costs of sales increased to $4.19 billion, or 79.1% of sales, in the first six months of fiscal 2010 as compared to $2.28 billion, or 88.8% of sales, in the first six months of fiscal 2009.  The decrease in cost of sales as a percentage of sales in the first six months of fiscal 2010 compared to the first six months of the prior year was due to the impact of M-ATV related sales (390 basis points), a higher percentage of sales in segments with lower percentage cost of sales (350 basis points) and lower material costs (260 basis points).

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2010	2009	2010	2009
Operating income (loss)
Defense	$452.8	$75.0	$792.5	$148.7
Access equipment	46.1	(941.6)	59.6	(988.7)
Fire & emergency	19.0	(86.1)	16.8	(66.8)
Commercial	1.4	(190.2)	4.5	(189.6)
Corporate	(23.8)	(19.9)	(48.2)	(41.2)
Intersegment eliminations	(1.2)	0.2	(5.2)	0.6
Consolidated	$494.3	$(1,162.6)	$820.0	$(1,137.0)

Second Quarter Fiscal 2010 Compared to 2009

The Company reported consolidated operating income of $494.3 million, or 17.3% of sales, in the second quarter of fiscal 2010 compared to an operating loss of $1.16 billion, or 94.0% of sales, in the second quarter of fiscal 2009.  Operating results in the second quarter of fiscal 2009 included non-cash charges for the impairment of goodwill and other long-lived assets of $1.19 billion.  The absence of impairment charges in the second quarter of fiscal 2010 combined with significantly improved defense segment performance and improved access equipment segment performance led to the increase in operating income.  Both the defense and access equipment segments benefited from the high volume of M-ATV production and sales during the second quarter of fiscal 2010.  In addition, the access equipment segment benefited from improved results exclusive of intersegment sales in the second quarter of fiscal 2010 as compared to the prior year quarter.

Defense segment operating income increased 503.9% to $452.8 million, or 19.9% of sales, in the second quarter of fiscal 2010 compared to $75.0 million, or 12.7% of sales, in the prior year quarter.  The increase in operating income as a percent of sales compared to the prior year quarter reflected the impact of the significant increase in production and sales volume related to the M-ATV contract (300 basis points), lower material costs (100 basis points) and an improved parts & service mix (240 basis points).

The access equipment segment reported operating income of $46.1 million, or 4.7% of sales, for the second quarter of fiscal 2010 compared to an operating loss of $941.6 million in the prior year quarter, including $892.5 million in non-cash impairment charges for goodwill and other long-lived assets.  The improvement in operating results was primarily the result of the impairment charges in the prior year quarter and significant intersegment M-ATV sales at high single-digit margins in the second quarter of fiscal 2010.  Operating results related to non-defense sales in the access equipment segment also benefited from lower material costs ($12.0 million), fewer customer trade-ins ($8.6 million) and favorable foreign currency exchange rates ($4.8 million), primarily related to the Australian Dollar.

The fire & emergency segment reported operating income of $19.0 million, or 8.1% of sales, in the second quarter of fiscal 2010 compared to an operating loss of $86.1 million, or 30.4% of sales, in the prior year quarter, including $111.4 million in non-cash impairment charges for goodwill and other long-lived assets.  The improvement in operating results was primarily the result of the impairment charges in the prior year quarter offset in part by lower volume across the segment ($8.7 million) in the second quarter of fiscal 2010.

The commercial segment generated operating income of $1.4 million, or 1.0% of sales, in the second quarter of fiscal 2010 compared to an operating loss of $190.2 million in the prior year quarter, including $184.3 million in non-cash impairment charges for goodwill and other long-lived assets.  The increase in operating results in the second quarter of fiscal 2010 was largely due to the impairment charges in the prior year quarter, profit on intersegment manufacturing activities ($4.0 million) in the second quarter of fiscal 2010 and the benefits of cost reduction activities implemented in fiscal 2009.

Corporate operating expenses increased $3.9 million to $23.8 million in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, largely due to higher incentive compensation, including higher share-based compensation expense.

Consolidated selling, general and administrative expenses increased 23.5% to $118.3 million, or 4.1% of sales, in the second quarter of fiscal 2010 compared to $95.8 million, or 7.7% of sales, in the second quarter of fiscal 2009.  The increase in selling, general and administrative expenses as compared to the prior year quarter was primarily related to higher incentive compensation ($16.3 million), including share-based compensation expense.  Consolidated selling, general and administrative expenses as a percentage of sales decreased largely due to substantially higher defense segment sales on a relatively fixed cost base.

Intersegment profit eliminations of $1.2 million in the second quarter of fiscal 2010 resulted from profit on intersegment sales between segments (largely M-ATV related sales between access equipment and defense segments).  To the extent that the purchasing segment has not sold the inventory to an outside party, the profits earned by the selling segment are eliminated from consolidated earnings through intersegment profit eliminations.

First Six Months Fiscal 2010 Compared to 2009

The Company reported consolidated operating income of $820.0 million, or 15.5% of sales, in the first six months of fiscal 2010 compared to a loss of $1.14 billion, or 44.3% of sales, in the first six months of fiscal 2009.  Operating income in the first six months of fiscal 2010 and 2009 included non-cash charges for the impairment of goodwill and other long-lived assets of $23.3 million and $1.19 billion, respectively.  The lower impairment charges in the first six months of fiscal 2010 combined with significantly improved defense segment performance and improved access equipment segment performance led to the increase in operating income.  Both the defense and access equipment segments benefited from the high volume of M-ATV production and sales during the first half of fiscal 2010.  In addition, the access equipment segment benefited from improved results exclusive of intersegment sales in the first six months of fiscal 2010 as compared to the first six months of the prior year.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-20, Goodwill, the Company reviews goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment.  In the first quarter of fiscal 2010, the Oshkosh Specialty Vehicle (“OSV”) reporting unit experienced a significant decline in sales, operating income and orders for future sales.  The decline was primarily attributable to concerns of OSV’s mobile medical trailer customers regarding current and future levels of Medicare reimbursement for services performed by these customers.  As a result of these significant declines, the reporting unit revised its forecast to incorporate these reductions which resulted in a significant decline in projected fiscal 2010 sales and operating income.  The severity of the decline in the updated forecast, the current Medicare reimbursement environment and the uncertainty at the time regarding the potential for passage of a health care reform bill which could further reduce Medicare reimbursement rates resulted in an interim indicator of impairment of the reporting unit that required the Company to perform additional impairment testing of goodwill and long-lived intangible assets at this reporting unit in the first quarter of fiscal 2010.  Following the impairment testing, the Company recorded impairment charges for goodwill and other purchased intangible assets of $23.3 million during the first quarter of fiscal 2010.

Defense segment operating income increased 432.9% to $792.5 million, or 19.2% of sales, for the first six months of fiscal 2010 compared to $148.7 million, or 13.1% of sales, in the first six months of fiscal 2009.  The increase in operating income as a percent of sales compared to the prior year quarter reflected the impact of the significant increase in production and sales volume related to the M-ATV contract (240 basis points), lower material costs (110 basis points) and an improved parts & service mix (160 basis points).

The access equipment segment reported operating income of $59.6 million, or 3.5% of sales, for the first six months of fiscal 2010 compared to an operating loss of $988.7 million in the first six months of fiscal 2009, including $892.5 million in non-cash impairment charges for goodwill and other long-lived assets.  The improvement in operating results was primarily the result of the impairment charges in the prior year period and recognition of significant intersegment M-ATV sales at high single-digit margins in the current year period.  Operating results related to non-defense sales in the access equipment segment for the first six months of fiscal 2010 also benefited from lower material costs ($20.6 million), favorable foreign currency exchange rates ($6.5 million) and lower provisions for credit losses ($8.4 million).

The fire & emergency segment reported operating income of $16.8 million, or 3.5% of sales, for the first six months of fiscal 2010, including $23.3 million in non-cash impairment charges for goodwill and other long-lived assets, compared to an operating loss of $66.8 million in the first six months of fiscal 2009, including $111.4 million in non-cash impairment charges for goodwill and other long-lived assets.  The improvement in operating results was due to a decrease in impairment charges in the first six months of fiscal 2010, offset in part by the impact of lower sales volume across the segment ($9.2 million).

The commercial segment generated operating income of $4.5 million, or 1.5% of sales, for the first six months of fiscal 2010 compared to an operating loss of $189.6 million in the first six months of fiscal 2009, including $184.3 million in non-cash impairment charges for goodwill and other long-lived assets.  The increase in operating results for the first six months of fiscal 2010 was largely due to the recognition of impairment charges in the prior year period, the recognition of profit on intersegment manufacturing activities ($6.9 million) for the first six months of fiscal 2010 and the benefit of cost reduction activities implemented in fiscal 2009.

Corporate operating expenses increased $7.0 million to $48.2 million in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 largely due to higher incentive compensation, including higher share-based compensation expense.

Intersegment profit eliminations of $5.2 million for the first six months of fiscal 2010 resulted from profit on intersegment sales between segments (largely M-ATV related sales between access equipment and defense).  To the extent that the purchasing segment has not sold the inventory to an outside party, the profits earned by the selling segment are eliminated from consolidated earnings through intersegment profit eliminations.

Consolidated selling, general and administrative expenses increased $29.5 million to $233.1 million, or 4.4% of sales, in the first six months of fiscal 2010 compared to $203.6 million, or 7.9% of sales, in the first six months of fiscal 2009.  The increase in selling, general and administrative expenses as compared to the first six months of the prior year was primarily related to higher incentive compensation ($26.9 million), including higher share-based compensation expense, offset in part by lower provisions for doubtful accounts and credits losses ($8.8 million).  Selling, general and administrative expenses in the first six months of fiscal 2010 included provisions for doubtful accounts and credit losses of $8.4 million, or 0.2% of sales, compared to $17.2 million, or 0.7% of sales, in the first six months of fiscal 2009.  Consolidated selling, general and administrative expenses as a percentage of sales decreased largely due to substantially higher defense segment sales on a relatively fixed cost base.

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2010 Compared to 2009

Interest expense net of interest income increased $4.5 million to $45.2 million in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 largely as a result of the write-off of deferred financing expenses of $5.3 million associated with the prepayment of debt.  Higher interest rates associated with the March 2009 amendment of the Company’s credit agreement were more than offset by the effect of lower borrowings as average debt outstanding decreased from $2.61 billion during the second quarter of fiscal 2009 to $1.74 billion during the second quarter of fiscal 2010.  In addition to debt reduction as a result of strong cash flow generation during the past twelve months, the Company completed a common stock offering early in the fourth quarter of fiscal 2009, which provided $358.1 million of net proceeds that the Company applied to reduce outstanding debt.

The Company recorded a provision for income taxes of 35.0% of pre-tax income in the second quarter of fiscal 2010 compared to a tax provision benefit of 2.2% of pre-tax loss in the prior year quarter.  The current year quarter effective tax rate is at the low end of the full year expected tax rate of 35%-36% in fiscal 2010 as a result of the impact of the intangible asset impairment charges recorded in the first quarter of fiscal 2010, a portion of which are not deductible for tax purposes.  The prior year effective tax rate reflected the impact of significant intangible asset impairment charges which were largely non-deductible, discrete items primarily related to a state income tax audit and the recapture of a portion of a European tax incentive, offset in part by the benefit of the retroactive reinstatement of the U.S. research and development tax credit.

Equity in earnings (losses) of unconsolidated affiliates, net of tax, of ($0.1) million in the second quarter of fiscal 2010 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

First Six Months Fiscal 2010 Compared to 2009

Interest expense net of interest income increased $11.4 million to $95.1 million in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 on lower average outstanding debt, as a result of higher interest rates after the effective date of an amendment of the Company’s credit agreement.  In March 2009, the Company amended its credit agreement to provide additional room under the financial covenants contained in the credit agreement to address lower earnings as a result of the impact of the global recession and credit crisis.  In connection with this amendment, interest rate spreads were increased significantly.

The Company recorded a $260.6 million tax expense in the first six months of fiscal 2010, or 35.9% of pre-tax income, compared to a tax benefit of $28.6 million, or 2.3% of pre-tax losses, for the first six months of fiscal 2009.  The 2010 tax expense was impacted by a pre-tax intangible asset impairment charge of $23.3 million, of which only $4.6 million was deductible. The 2009 tax benefit of $427.2 million at the U.S. federal rate on the pre-tax loss of $1,220.6 million was reduced by the tax effect of non-deductible impairment charges recorded of $392.8 million, increased by $2.5 million due to discrete benefits related to the Company’s foreign operations, decreased by $7.3 million related to the reduction in accrued benefits previously recorded under a European tax incentive due to cumulative losses incurred during the period, decreased by $5.1 million of unbenefitted foreign losses and decreased by state and miscellaneous other net items of $0.5 million.

Equity in earnings (losses) of unconsolidated affiliates, net of tax, of ($0.4) million in the first six months of fiscal 2010 and $0.5 million in the first six months of fiscal 2009 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.  Earnings for these companies have decreased due to the impact of the global recession.

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

Second Quarter Fiscal 2010 Compared to 2009

Discontinued operations incurred a loss of $12.4 million in the second quarter of fiscal 2009 primarily as a result of $9.6 million in non-cash impairment charges for goodwill and other long-lived assets.

First Six Months Fiscal 2010 Compared to 2009

Discontinued operations sustained an operating loss of $2.9 million in the first six months of fiscal 2010 compared to an operating loss of $21.5 million in the first six months of fiscal 2009.  In the second quarter of fiscal 2009, the Company recorded pre-tax, non-cash charges for the impairment of intangible assets of $9.6 million related to discontinued operations.  These charges were largely non-deductible for local tax purposes.  In addition, the operating loss in the prior year period was attributable in part to the incurrence of severance charges associated with staffing reduction actions as part of an ongoing restructuring of Geesink.

Liquidity and Capital Resources

Financial Condition at March 31, 2010

The Company’s capitalization was as follows (in millions):

	March 31,	September 30,
	2010	2009
Cash and cash equivalents	$844.9	$530.4
Total debt	1,616.3	2,038.2
Oshkosh Corporation’s shareholders’ equity	964.7	514.1
Total capitalization (debt plus equity)	2,581.0	2,552.3
Debt to total capitalization	62.6%	79.9%

Debt decreased $421.9 million during the first six months of fiscal 2010 as the Company utilized cash flows from operations to pay down outstanding debt.  The Company entered into a performance-based payments agreement for the M-ATV program during the fourth quarter of fiscal 2009.  This agreement provides milestone-based payments to fund the procurement of parts and assembly of M-ATVs.  The Company continued to receive significant performance-based payments under this agreement during the first and second quarters of fiscal 2010, which contributed to cash on hand of $844.9 million at March 31, 2010.  The Company will use a significant portion of the cash on hand to pay suppliers under the M-ATV program.

In addition to cash and cash equivalents, the Company had $511.2 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of March 31, 2010.  Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

Cash Flows

Operating Cash Flows

The Company generated $765.3 million of cash from operating activities during the first six months of fiscal 2010 compared to $324.4 million for the first six months of fiscal 2009.  Significantly improved operating results contributed to higher generation of cash from operating activities in the first six months of fiscal 2010.  In the first six months of fiscal 2010, the Company also funded its working capital requirements associated with its sales growth through increases in accounts payable.  In the first six months of fiscal 2009, the Company was liquidating working capital and paying down debt in a declining sales environment.  Cash generated (used) from changes in significant working capital and prepaid expense accounts were as follows (in millions):

	Six Months Ended
	March 31,
	2010	2009

Receivables, net	$(245.3)	$324.5
Inventories, net	(88.5)	8.0
Prepaids	98.7	3.5
Accounts payable	442.4	(152.3)
Customer advances	(93.5)	140.4
	$113.8	$324.1

Changes in receivables, inventories and accounts payable in the first six months of fiscal 2010 were primarily driven by M-ATV production in the defense segment.  The increase in accounts payable in the first six months of fiscal 2010 is primarily the result of the fast ramp up of M-ATV production with the Company turning inventory quickly relative to standard payment terms to suppliers.  In September 2009, after receipt of a large M-ATV performance-based payment, the Company prepaid a supplier $100.0 million for inventory deliveries scheduled to occur beginning in fiscal 2010.  The prepayment is recorded within “Other current assets” in the Condensed Consolidated Balance Sheet at September 30, 2009.  The prepayment was fully utilized during the first six months of fiscal 2010.

Changes in receivables and accounts payable in the first six months of fiscal 2009 were primarily driven by the decrease in sales during the first six months of fiscal 2009 versus fiscal 2008.  The increase in customer advances in the first six months of fiscal 2009 was due to the timing of payments from the U.S. government on the FHTV contract awarded in October 2008.

The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate significantly, from quarter to quarter, due to the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Consolidated days sales outstanding decreased from 33 days at September 30, 2009 to 24 days at March 31, 2010. Defense sales made up 79% of consolidated sales in the second quarter of fiscal 2010 compared to 58% for the fourth quarter of fiscal 2009.  Due to customer advance payments on larger defense program sales, average defense days sales outstanding is generally less than 30 days.  Days sales outstanding on non-defense sales decreased from 48 days at September 30, 2009 to 44 days at March 31, 2010.  Consolidated inventory turns increased from 4.3 times at September 30, 2009 to 7.0 times at March 31, 2010 generally as a result of the impact of the high M-ATV production volume during the first six months of fiscal 2010.

Investing Cash Flows

Cash flows relating to investing activities consist primarily of cash used for capital expenditures.  Net cash used in investing activities in the first six months of fiscal 2010 was $30.6 million compared to $10.7 million in the first six months of fiscal 2009.  Capital spending, excluding equipment held for rental, of $34.4 million in the first six months of fiscal 2010 was up $19.8 million compared to capital spending in the first six months of fiscal 2009.  In fiscal 2009, the Company sharply curtailed capital spending in response to the global recession.  As a result of additional capital spending required for the FMTV contract, the Company expects consolidated capital spending for fiscal 2010 to approximate $100 million.

Financing Cash Flows

Financing activities consist primarily of proceeds from the issuance of long-term debt and cash used by financing activities consists primarily of repayments of indebtedness.  Financing activities resulted in a net use of cash of $413.6 million during the first six months of fiscal 2010 compared to $288.7 million during the first six months of fiscal 2009.  The increase in cash used by financing activities was largely due to $407.0 million of net debt repayment in the first six months of fiscal 2010 compared to $253.8 million in the first six months of fiscal 2009.  In addition, the Company suspended dividend payments in the second quarter of fiscal 2009 resulting in a reduction of $14.9 million in the amount of funds used for dividends in the first six months of fiscal 2010 compared to the prior year period.

Liquidity

The Company’s primary sources of liquidity are the cash flows generated from operations, availability under the $550.0 million Revolving Credit Facility (as defined below) and available cash and cash equivalents.  In addition to cash and cash equivalents of $844.9 million, the Company had $511.2 million of unused availability under the terms of its Revolving Credit Facility as of March 31, 2010.  These sources of liquidity are needed to fund the Company’s working capital requirements and capital expenditures.  Based on the Company’s current outlook for fiscal 2010 and 2011, including the working capital requirements of the M-ATV and FMTV contracts, the Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

In December 2006, the Company entered into a syndicated senior secured credit agreement (“Credit Agreement”) with various financial institutions, which consisted of a five-year $550.0 million revolving credit facility (“Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”).  In March 2009, the Company entered into the Second Amendment (the “Amendment”) to the Credit Agreement to provide relief under its Leverage Ratio financial covenant.  During the first quarter of fiscal 2010, the Company prepaid the remaining balance under Term Loan A.  The remaining outstanding balance under Term Loan B at March 31, 2010 of $1,113.6 million is due December 6, 2013.

The Amendment also added a usage fee equal to an annualized rate of 50 basis points on the aggregate principal amount of all outstanding loans under the Credit Agreement for any day on which the Company has a corporate family rating from Moody’s Investors Service of B3 with “negative” watch or lower or a corporate credit rating from Standard and Poor’s Rating Services of B- with “negative” watch or lower.  The Company’s credit ratings are reviewed regularly by these major debt rating agencies.  In February 2010, Moody’s Investors Service upgraded the rating on the Company’s long-term debt to B1 with a “stable” outlook.  Standard & Poor’s Rating Services maintains a rating of B+ with a “positive” outlook on the Company’s long-term debt.

Interest rates on borrowings under the Revolving Credit Facility and Term Loan Facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5%, a bank’s “Prime Rate” or the sum of 1.0% plus the “Off-Shore” rate that would be applicable for an interest period of one month beginning on such day) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin.  The margin on the Revolving Credit Facility is subject to adjustment, up or down, based on whether certain financial criteria are met.  At March 31, 2010, the interest rate spread on the Revolving Credit Facility and Term Loan Facility was 600 basis points.  The weighted-average interest rate on Term Loan B borrowings outstanding at March 31, 2010 was 6.26%.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt.  The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement, as amended (11.105% at March 31, 2010).  The notional amount of the swap at March 31, 2010 was $750 million and reduces to $250 million on December 6, 2010.  Neither the Company nor the counterparty is required to collateralize its obligations under these swaps.  The Company is exposed to loss if the counterparty defaults.  However, the counterparty is a large Aa1 rated global financial institution as of the date of this filing, and the Company believes that the risk of default is remote.

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

As of March 31, 2010, the Company was in compliance with the Leverage Ratio with a ratio of 1.33 to 1.0.

•                  Senior Secured Leverage Ratio: The ratio of outstanding Loans under the Credit Agreement at quarter-end to Consolidated EBITDA for the most recently ended four fiscal quarters, as such terms are defined in the Credit Agreement.  The Senior Secured Leverage Ratio is not permitted to be greater than the following:

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

As of March 31, 2010, the Company was in compliance with the Interest Coverage Ratio with a ratio of 6.05 to 1.0.

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

Senior Secured Notes

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (collectively, the “Senior Notes”).  The Senior Notes were issued pursuant to an indenture dated March 3, 2010 (the “Indenture”), between the Company, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee.  The Indenture contains customary affirmative and negative covenants.  The Company may redeem the Senior Notes due 2017 and Senior Notes due 2020 for a premium after March 1, 2014 and March 1, 2015, respectively.  Certain of the Company’s subsidiaries fully, unconditionally, jointly and severally guarantee the Company’s obligations under the Senior Notes.  See Note 19 of the Notes to Condensed Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of March 31, 2010.

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

New Accounting Standards

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s Condensed Consolidated Financial Statements of new accounting standards.

Customers and Backlog

Sales to the U.S. government comprised approximately 77% of the Company’s net sales in the first six months of fiscal 2010.  No other single customer accounted for more than 10% of the Company’s net sales for this period.  A substantial majority of the Company’s net sales are derived from customer orders received prior to commencing production.

The Company’s backlog as of March 31, 2010 increased 52.5% to $5,084.6 million compared to $3,333.5 million at March 31, 2009.  Defense segment backlog increased 76.7% to $4,281.3 million at March 31, 2010 compared to $2,422.5 million at March 31, 2009 due largely to the award of the M-ATV contract in June 2009 and subsequent additional delivery orders for M-ATVs and related parts and service, and the initial delivery order of $266.8 million, excluding federal excise tax, under the FMTV contract which was awarded to the Company in August 2009.  Access equipment segment backlog increased 94.9% to $191.8 million at March 31, 2010 compared to $98.5 million at March 31, 2009 due to increased orders in Latin America, Asia and Australia.  Backlog figures reported for prior periods did not include amounts relating to telehandler orders from the DoD.  The amount of these DoD orders on hand, but not included in backlog, as of March 31, 2009 was $54.0 million.  Fire & emergency segment backlog decreased 24.7% to $512.0 million at March 31, 2010 compared to $680.4 million at March 31, 2009 due largely to weakening domestic municipal markets, the sale of BAI in the first quarter of fiscal 2010 and reduced orders for mobile medical equipment largely due to uncertainties surrounding the U.S. health care debate and subsequent legislation and its impact on Medicare reimbursement rates for medical procedures performed with the Company’s mobile medical equipment.  Backlog at March 31, 2009 included $44.5 million of orders for BAI.  Commercial segment backlog decreased 24.7% to $99.5 million at March 31, 2010 compared to $132.1 million at March 31, 2009.  Backlog at March 31, 2009 included $36.1 million of orders related to Geesink, which was sold in July 2009.  Unit backlog for refuse collection vehicles was down 15.3% compared to March 31, 2009 as fiscal 2009 benefitted from the timing of large fleet customer orders in late fiscal 2008.  Unit backlog for concrete mixers was up 312.6% from historically low levels at March  31, 2009, primarily as a result of increased international orders in the second quarter of fiscal 2010.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed.  Additionally, backlog excludes unfunded portions of the FHTV, MTVR, ID/IQ, LVSR and FMTV contracts.  Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.  Approximately 32.5% of the Company’s March 31, 2010 backlog is not expected to be filled in fiscal 2010.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2010.  Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2010 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Securities Class Action - On September 19, 2008, a purported shareholder of the Company filed a complaint seeking certification of a class action lawsuit in the United States District Court for the Eastern District of Wisconsin docketed as Iron Workers Local No. 25 Pension Fund on behalf of itself and all others similarly situated v. Oshkosh Corporation and Robert G. Bohn.  The lawsuit alleged, among other things, that the Company violated the Securities Exchange Act of 1934 by making materially inadequate disclosures and material omissions leading to the Company’s issuance of revised earnings guidance and announcement of an impairment charge on June 26, 2008.  Since the initial lawsuit, other suits containing substantially similar allegations were filed.  These lawsuits were consolidated and an amended complaint was filed.  The amended complaint substantially expanded the class period in which securities law violations were alleged to have occurred and named Charles L. Szews, David M. Sagehorn and the Company’s independent auditor as additional defendants.  On July 24, 2009, the defendants filed their motions to dismiss the lawsuit.  On March 30, 2010, the judge presiding over the case dismissed the lawsuit with prejudice.

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

The current or any further decline in overall customer demand in our cyclical access equipment and commercial markets and in our less cyclical fire & emergency markets could have a material adverse effect on our operating performance. The access equipment market that JLG operates in is highly cyclical and impacted by the strength of economies in general, by prevailing mortgage and other interest rates, by residential and non-residential construction spending, by the ability of rental companies to obtain third party financing to purchase revenue generating assets, by capital expenditures of rental companies in general and by other factors. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Refuse collection vehicle markets are less cyclical and impacted by the strength of economies in general, by municipal tax receipts and by capital expenditures of large waste haulers. Fire & emergency markets are also less cyclical and are impacted by the economy generally and municipal tax receipts and capital expenditures. Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season.

The global economy continues to experience a severe recession, which has negatively impacted our sales volumes for our access equipment, commercial and, to a lesser extent, fire & emergency products. Continued weakness in U.S. and European housing starts and non-residential construction spending in most geographical areas of the world are further contributing to the lower sales volumes. A lack of significant improvement in non-residential construction spending or continued low levels of construction activity generally may cause future weakness in demand for our products. In addition, many customers of ours have reduced their expenditures for access equipment. Furthermore, municipal tax revenues have weakened, which has impacted demand for fire apparatus. The mobile medical equipment market has been adversely impacted by a reduction in Medicare reimbursement rates and the uncertain health care environment due to the recently enacted health care reform legislation in the U.S.  The towing and recovery equipment market is also being negatively impacted by the global economy and tight credit markets. We cannot provide any assurance that the global recession and tight credit markets will not continue or become more severe. If the global recession and tight credit markets continue or become more severe, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

The high levels of sales in our defense business in recent years have been due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, and we cannot predict how long these conflicts will last or the demand for our products that will arise out of such events. Accordingly, we cannot provide any assurance that the increased defense business as a result of these conflicts will continue. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of new contract awards that we may receive, such as the M-ATV and FMTV contracts. New vehicle production under the M-ATV contract is currently scheduled to continue only through November 2010. In addition, the bailout of U.S. financial institutions, insurance companies and others as well as the U.S. economic stimulus package have put significant pressure on the U.S. federal budget, including the defense budget. Specifically, the President’s defense budget request for fiscal 2011 includes significantly lower funding for purchases of new military vehicles that we manufacture under our FHTV contract. Moreover, uncertainty exists regarding the future level of U.S. military involvement in Iraq, where troop levels are currently being reduced, and Afghanistan and the related level of defense funding that will be allocated to support this involvement.  It is too early to tell what the impact of federal budget pressures and future defense funding for U.S. military involvement in Iraq and Afghanistan will mean to funding for Oshkosh defense programs. As such, we cannot provide any assurance that funding for our defense programs will not be impacted by defense policies and federal budget pressures.

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

•                  Certain of our government contracts for the U.S. Army and U.S. Marines could be suspended, opened for competition or terminated and all such contracts expire in the future and may not be replaced, which could reduce expected revenues and negatively affect margins in our defense segment. Specifically, we expect that we will complete deliveries of M-ATVs to our customer by November 2010 under orders that we have received to date. In addition, our FHTV contract extends through October 2011, with vehicle deliveries expected to continue through September 2012.

•                  The current U.S. Administration has indicated that it supports increased competition for existing defense programs. The recently enacted Weapon System Acquisition Reform Act also requires competition for defense programs in certain circumstances. Accordingly, it is possible that any M-ATV orders for units above the 10,000 unit ceiling provided for in the initial contract award would be competed. Also, it is possible that the U.S. Army and U.S. Marines will compete programs for which we have existing contracts upon their expiration. The U.S. Army is currently investigating processes to compete the FHTV program upon the expiration of our contract. Competition for these and other DoD programs we currently have could result in future contracts being awarded to another manufacturer or the contracts being awarded to us at a lower price and earnings margins than the current contracts.

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

•                  Our defense products undergo rigorous testing by the customer and are subject to highly technical requirements. Any failure to pass these tests or to comply with these requirements could result in unanticipated retrofit costs, delayed acceptance of trucks, late or no payments under such contracts or cancellation of the contract to provide vehicles to the government. We are currently building test vehicles for the FMTV contract. Any failure to pass FMTV contract testing could subject us to these risks.

•                  Our government contracts are subject to audit, which could result in adjustments of our costs and prices under these contracts.

•                  Our defense truck contracts are large in size and require significant personnel and production resources, and when such contracts end, we must make adjustments to personnel and production resources. In particular, orders for M-ATVs and FMTVs are requiring substantial personnel and production resources at several of our facilities to enable us to maintain the production levels required to meet the delivery requirements for such orders.

•                  We periodically experience difficulties with sourcing sufficient vehicle carcasses to maintain our defense truck remanufacturing schedule, which can create uncertainty and inefficiencies for this area of our business.

An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. Approximately 87% of these intangibles are concentrated in the access equipment segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of trademarks and trade names as of the acquisition date. Goodwill and indefinite-lived intangible assets that are expected to contribute indefinitely to our cash flows are not amortized, but instead are evaluated for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In testing for impairment, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include a prolonged period for the current global recession and tight credit markets, further decline in economic conditions or a slow, weak economic recovery, as well as sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in interest rates, or other factors leading to reductions in expected long-term sales or profitability. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

We have a substantial amount of debt.  Our current debt levels, including the associated financing costs and restrictive covenants, could limit our flexibility in managing our business and increase our vulnerability to general adverse economic and industry conditions.

As a result of the JLG acquisition, we have a substantial amount of debt.  Our credit agreement contains financial and restrictive covenants which, among other things, require us to satisfy quarter-end financial ratios, including a leverage ratio, a senior secured leverage ratio and an interest coverage ratio.  Our ability to meet the financial ratios in such covenants may be affected by a number of risks or events, including the risks described in this Current Report on Form 8-K and events beyond our control.  The indenture governing our senior notes also contains restrictive covenants.  Any failure by us to comply with these restrictive covenants or the financial and restrictive covenants contained in our credit agreement could have a material adverse effect on our financial condition, results of operations and debt service capability.

Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings.  Our current long-term debt ratings are B+ with “positive” outlook from Standard & Poor’s Rating Services and B1 with stable outlook from Moody’s Investors Service.  Any downgrade to our credit ratings, such as the downgrades that occurred in the first half of fiscal 2009, could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facility amendments more costly and/or difficult to obtain.  In particular, under the terms of our credit agreement, we would incur a usage fee equal to 0.50% per annum on the aggregate principal amount of all outstanding loans under the credit agreement for any day on which we have a corporate family rating from Moody’s Investors Service of B3 with “negative” watch or lower or a corporate credit rating from Standard & Poor’s Rating Services of B- with “negative” watch or lower.

We had approximately $1.62 billion of debt outstanding as of March 31, 2010, which consisted primarily of a $1.11 billion term loan under our credit agreement that matures in December 2013 and $500 million of senior notes, $250 million of which mature in March 2017 and $250 million of which mature in March 2020.  Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control.  While we have a favorable near term outlook for earnings and cash flow, the current weak economic conditions and tight credit markets could become more severe or prolonged, government funding levels for military programs that we currently have under contract could decline significantly, military programs that we currently have under contract could be competed or changes could occur that alter our ability to effectively compete in our markets.  Should one or more of these events occur, conditions could arise which could limit our ability to generate sufficient cash flows or access borrowings to enable us to fund our liquidity needs, further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

The covenants that are contained in our credit agreement and the indenture governing our senior notes, our credit rating, our substantial amount of debt and the current credit market conditions could have important consequences for our operations, including:

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

We purchase, directly and indirectly through component purchases, significant amounts of steel, petroleum based products and other raw materials annually. During fiscal 2008, steel and fuel prices increased significantly resulting in us paying higher prices for these items. Although fuel and steel prices declined in fiscal 2009, the cost of both of these items has increased during the first half of fiscal 2010 and there are indications that the costs of fuel and steel may continue to fluctuate significantly in the future. Although we have firm, fixed-price contracts for some steel requirements and have some firm pricing contracts for components, we may not be able to hold all of our steel and component suppliers to pre-negotiated prices or negotiate timely component cost decreases commensurate with any steel and fuel cost decreases. Without limitation, these conditions could impact us in the following ways:

•                  In the access equipment, fire & emergency and commercial segments, we implemented selling price increases to recover increased steel, component and fuel costs experienced in fiscal 2008. However, any such new product prices applied only to new orders, and we were not able to recover all cost increases from customers due to the amount of orders in our backlog prior to the effective dates of new selling prices. In the access equipment segment, some customers reacted adversely to these price increases in light of the subsequent declines in fuel and steel prices, and competitive conditions limited price increases in a time of global recession. Given the current weak economic conditions, it is possible that any price increases in any of our markets in response to rising costs could adversely impact sales levels. Price increases implemented in response to significantly higher fuel and steel prices were largely removed during the second half of fiscal 2009. If fuel and steel costs increase further in the future, there are no assurances that we will be able to raise prices sufficiently to fully offset the impact of the higher fuel and steel costs.

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

Systemic failures that the customer may identify could exceed recorded reserves or negatively affect our ability to win future business with the DoD or other foreign military customers.

As a result of the accelerated timetable from product design to full-scale production, the accelerated production schedule and limited field testing under the M-ATV contract, these vehicles could encounter systemic failures during fielding and use of the vehicles for which we may have responsibility if they occur.  We have established reserves for the estimated cost of such systemic-type repairs based upon historical warranty rates of other defense programs in which we participate.  If systemic issues arise, rectification costs could be in excess of the established reserves.  If the DoD identifies systemic issues, that could also impact our ability to win future business with the DoD or other foreign military customers, which, along with the other risks related to our costs under this program, would adversely affect our future earnings and cash flows.

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

In particular, climate change is receiving increasing attention worldwide.  Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.  There are bills pending in Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset emissions of greenhouse gas.  In addition, several states, including states where we have manufacturing plants, are considering various greenhouse gas registration and reduction programs.  Our manufacturing plants use energy, including electricity and natural gas, and certain of our plants emit amounts of greenhouse gas that may be affected by these legislative and regulatory efforts.  Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in our costs of raw materials, any one of which could increase our costs, reduce our competitiveness in a global economy or otherwise negatively affect our business, operations or financial results.  While additional regulation of emissions in the future appears likely, it is too early to predict how this regulation will ultimately affect our business, operations or financial results.

The mobile medical equipment market continues to be adversely impacted by a reduction in Medicare reimbursement rates and the uncertain health care environment due to the recently enacted health care reform legislation in the U.S. This legislation could further reduce demand for mobile medical equipment.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of Common Stock.  The Company did not repurchase any shares under this authorization during the quarter ended March 31, 2010.  As of March 31, 2010, the Company had repurchased 2,769,210 shares under this program at a cost of $6.6 million, leaving the Company with authority to repurchase 3,230,790 shares of Common Stock under this program.  There is no expiration date associated with the Board authorization.  The Company’s Credit Agreement restrict the Company’s ability to repurchase shares of its Common Stock through financial covenants.  The Credit Agreement also limits the amount of dividends, stock repurchases and other types of distributions to shareholders during any fiscal year in excess of certain limits based upon the leverage ratio as of the end of the fiscal quarter preceding the proposed distribution.  When the leverage ratio as of the end of a fiscal quarter is greater than 4.0 to 1.0, then no such distribution may be made if, after giving effect to such distribution, the aggregate amount of all such payments made in such fiscal quarter would exceed the sum of $0.01 per outstanding share of the Company’s Common Stock plus $250,000 or the aggregate amount of all such payments made in the applicable fiscal year would exceed $3.85 million.  The Company’s Indenture also contains restrictive covenants that may limit the Company’s ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on February 4, 2010, all of the persons nominated as directors were elected.  The following table sets forth certain information with respect to such election.

Name of Nominee	Shares Voted for	Shares Withholding Authority	Other Shares Not Voted

J. William Andersen	66,031,014	1,289,172	14,516,909
Robert G. Bohn	64,711,920	2,608,266	14,516,909
Richard M. Donnelly	65,641,503	1,678,683	14,516,909
Frederick M. Franks, Jr.	65,426,945	1,893,239	14,516,911
Michael W. Grebe	65,528,942	1,791,244	14,516,909
John J. Hamre	66,624,946	695,239	14,516,910
Kathleen J. Hempel	65,537,831	1,782,355	14,516,909
Harvey N. Medvin	66,488,046	832,139	14,516,910
J. Peter Mosling, Jr.	66,039,230	1,280,956	14,516,909
Craig P. Omtvedt	66,615,706	704,479	14,516,910
Richard G. Sim	66,155,713	1,164,472	14,516,910
Charles L. Szews	66,258,161	1,062,024	14,516,910

Also at the annual meeting of shareholders held on February 4, 2010, the proposal to ratify the appointment of Deloitte & Touche LLP, an independent registered public accounting firm, as the Company’s independent auditors for the fiscal year ending September 30, 2010 was approved by a vote of the shareholders as follows:

Shares Voted for	Shares Voted Against	Abstentions

81,123,567	519,886	193,642

Also at the annual meeting of shareholders held on February 4, 2010, a shareholder proposal requesting that the board of directors adopt changes to the Company’s By-Laws regarding the method of election of the Company’s board of directors was approved by a vote of the shareholders as follows:

Shares Voted for	Shares Voted Against	Abstentions	Broker Non-votes

34,714,013	32,318,415	287,758	14,516,909

ITEM 6.          EXHIBITS

Exhibit No.	Description

4.1

Indenture, dated March 3, 2010, by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Exhibit 4.1 the Company’s Current Report on Form 8-K dated March 3, 2010 (File No. 1-31371)).

4.2

Registration Rights Agreement, dated March 3, 2010, by and among the Company, the Guarantors party thereto and Banc of America Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to the Exhibit 4.2 the Company’s Current Report on Form 8-K dated March 3, 2010 (File No. 1-31371)).

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 29, 2010.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 29, 2010.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 29, 2010.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 29, 2010.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH CORPORATION

April 29, 2010	/S/ Robert G. Bohn
Robert G. Bohn
Chairman and Chief Executive Officer
(Principal Executive Officer)

April 29, 2010	/S/ David M. Sagehorn
David M. Sagehorn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 29, 2010	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek
Senior Vice President Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1

Indenture, dated March 3, 2010, by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Exhibit 4.1 the Company’s Current Report on Form 8-K dated March 3, 2010 (File No. 1-31371)).

4.2

Registration Rights Agreement, dated March 3, 2010, by and among the Company, the Guarantors party thereto and Banc of America Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to the Exhibit 4.2 the Company’s Current Report on Form 8-K dated March 3, 2010 (File No. 1-31371)).

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 29, 2010.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 29, 2010.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 29, 2010.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 29, 2010.