Form 10-Q
period 2010-06-30
OSHKOSH CORP
filed 2010-08-02
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes ☒ No

As of July 29, 2010, 90,530,211 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

FOR THE QUARTER ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

OSHKOSH CORPORATION

Condensed Consolidated Statements of Operations

(In millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$2,439.0	$1,215.0	$7,737.3	$3,781.0
Cost of sales	1,957.4	1,039.1	6,148.7	3,318.5
Gross income	481.6	175.9	1,588.6	462.5

Operating expenses:
Selling, general and administrative	126.2	121.6	359.3	325.2
Amortization of purchased intangibles	14.9	15.0	45.5	46.8
Intangible asset impairment charges	—	—	23.3	1,188.2
Total operating expenses	141.1	136.6	428.1	1,560.2
Operating income (loss)	340.5	39.3	1,160.5	(1,097.7)

Other income (expense):
Interest expense	(41.8)	(63.6)	(138.3)	(149.0)
Interest income	0.8	0.7	2.2	2.4
Miscellaneous, net	(1.3)	4.2	(0.1)	4.3
	(42.3)	(58.7)	(136.2)	(142.3)
Income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	298.2	(19.4)	1,024.3	(1,240.0)
Provision for (benefit from) income taxes	87.4	0.9	348.0	(27.8)
Income (loss) from continuing operations before equity in earnings of unconsolidated affiliates	210.8	(20.3)	676.3	(1,212.2)

Equity in earnings (losses) of unconsolidated affiliates, net of tax	0.4	(0.9)	—	(0.4)
Income (loss) from continuing operations, net of tax	211.2	(21.2)	676.3	(1,212.6)
Discontinued operations, net of tax	—	(5.6)	(2.9)	(27.2)
Net income (loss)	211.2	(26.8)	673.4	(1,239.8)
Net loss attributable to the noncontrolling interest	—	0.2	—	0.7
Net income (loss) attributable to Oshkosh Corporation	$211.2	$(26.6)	$673.4	$(1,239.1)

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-basic:
Income (loss) from continuing operations	$2.34	$(0.28)	$7.53	$(16.30)
Discontinued operations	—	(0.08)	(0.03)	(0.35)
	$2.34	$(0.36)	$7.50	$(16.65)

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-diluted:
Income (loss) from continuing operations	$2.31	$(0.28)	$7.44	$(16.30)
Discontinued operations	—	(0.08)	(0.03)	(0.35)
	$2.31	$(0.36)	$7.41	$(16.65)

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts; unaudited)

	June 30,	September 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$424.5	$530.4
Receivables, net	830.4	563.8
Inventories, net	862.6	789.7
Deferred income taxes	88.2	75.5
Other current assets	56.1	183.8
Total current assets	2,261.8	2,143.2
Investment in unconsolidated affiliates	33.9	37.3
Property, plant and equipment, net	391.3	410.2
Goodwill	1,022.5	1,077.3
Purchased intangible assets, net	904.9	967.8
Other long-term assets	125.7	132.2
Total assets	$4,740.1	$4,768.0

Liabilities and Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$0.8	$15.0
Accounts payable	728.2	555.8
Customer advances	426.8	731.9
Payroll-related obligations	111.2	74.5
Income taxes payable	4.8	3.1
Accrued warranty	92.7	72.8
Other current liabilities	264.2	205.5
Total current liabilities	1,628.7	1,658.6
Long-term debt, less current maturities	1,440.3	2,023.2
Deferred income taxes	225.0	239.6
Other long-term liabilities	287.0	330.3
Commitments and contingencies
Equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 90,529,644 and 89,495,337 shares issued, respectively)	0.9	0.9
Additional paid-in capital	654.3	619.5
Retained earnings (accumulated deficit)	642.6	(30.8)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(41.0)	41.2
Employee pension and postretirement benefits	(81.6)	(84.3)
Losses on derivatives	(16.1)	(31.6)
Total accumulated other comprehensive loss	(138.7)	(74.7)
Common Stock in treasury, at cost (64,215 shares at September 30, 2009)	—	(0.8)
Total Oshkosh Corporation shareholders’ equity	1,159.1	514.1
Noncontrolling interest	—	2.2
Total equity	1,159.1	516.3
Total liabilities and equity	$4,740.1	$4,768.0

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Statements of Equity

(In millions, except per share amounts; unaudited)

	Oshkosh Corporation’s Shareholders
			Retained	Accumulated	Common
		Additional	Earnings	Other	Stock in	Non-
	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Controlling	Comprehensive
	Stock	Capital	Deficit)	Income (Loss)	at Cost	Interest	Income (Loss)

Balance at September 30, 2008	$0.7	$250.7	$1,082.9	$55.7	$(1.4)	$3.3
Comprehensive loss:
Net loss	—	—	(1,239.1)	—	—	(0.7)	$(1,239.8)
Change in fair value of derivative instruments, net of tax of $5.5	—	—	—	(9.0)	—	—	(9.0)
Employee pension and postretirement benefits, net of tax of $0.2	—	—	—	(0.3)	—	—	(0.3)
Currency translation adjustments	—	—	—	(32.2)	—	(0.3)	(32.5)
Comprehensive loss							$(1,281.6)
Cash dividends ($0.20 per share)	—	—	(14.9)	—	—	—
Stock-based compensation and award of nonvested shares	—	4.3	—	—	—	—
Other	—	(0.3)	—	—	0.2	—
Balance at June 30, 2009	$0.7	$254.7	$(171.1)	$14.2	$(1.2)	$2.3

Balance at September 30, 2009	$0.9	$619.5	$(30.8)	$(74.7)	$(0.8)	$2.2
Sale of discontinued operations	—	—	—	—	—	(2.2)
Comprehensive income:
Net income	—	—	673.4	—	—	—	$673.4
Change in fair value of derivative instruments, net of tax of $10.4	—	—	—	15.5	—	—	15.5
Employee pension and postretirement benefits, net of tax of $1.7	—	—	—	2.7	—	—	2.7
Currency translation adjustments	—	—	—	(82.2)	—	—	(82.2)
Comprehensive income							$609.4
Exercise of stock options	—	17.7	—	—	0.8	—
Stock-based compensation and award of nonvested shares	—	9.9	—	—	—	—
Tax benefit related to stock-based compensation	—	6.9	—	—	—	—
Other	—	0.3	—	—	—	—
Balance at June 30, 2010	$0.9	$654.3	$642.6	$(138.7)	$—	$—

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions; unaudited)

	Nine Months Ended
	June 30,
	2010	2009
Operating activities:
Net income (loss)	$673.4	$(1,239.8)
Non-cash asset impairment charges	23.3	1,197.8
Loss on sale of discontinued operations, net of tax	2.9	—
Depreciation and amortization	118.7	112.9
Other non-cash adjustments	(11.3)	(21.0)
Changes in operating assets and liabilities	(276.3)	394.1
Net cash provided by operating activities	530.7	444.0

Investing activities:
Additions to property, plant and equipment	(59.3)	(18.3)
Additions to equipment held for rental	(4.8)	(11.2)
Proceeds from sale of property, plant and equipment	0.6	3.9
Proceeds from sale of equipment held for rental	8.4	5.1
Other investing activities	2.1	(1.3)
Net cash used by investing activities	(53.0)	(21.8)

Financing activities:
Repayment of long-term debt	(1,082.2)	(263.9)
Proceeds from issuance of long-term debt	500.0	—
Net repayments under revolving credit facilities	—	(54.2)
Debt issuance/amendment costs	(11.2)	(20.0)
Dividends paid	—	(14.9)
Proceeds from exercise of stock options	18.5	0.1
Excess tax benefits from stock-based compensation	5.7	—
Other financing activities	—	(0.1)
Net cash used by financing activities	(569.2)	(353.0)

Effect of exchange rate changes on cash	(14.4)	1.9
Increase (decrease) in cash and cash equivalents	(105.9)	71.1
Cash and cash equivalents at beginning of period	530.4	88.2
Cash and cash equivalents at end of period	$424.5	$159.3

Supplemental disclosures:
Cash paid for interest	$129.8	$140.9
Cash paid for income taxes	365.2	1.9

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

In December 2007, the FASB issued a new standard on business combinations, which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date.  Acquisition-related transaction and restructuring costs are expensed rather than treated as acquisition costs and included in the amount recorded for assets acquired.  The new business combination standard became effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after October 1, 2009.  The new business combination standard also amends FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to October 1, 2009 would also apply the provision of the new business combination standard.  At September 30, 2009, the Company had $20.1 million of tax contingencies associated with acquisitions that closed prior to October 1, 2009.  During fiscal 2010, the Company settled a number of income tax audits which resulted in $11.5 million of acquisition tax contingencies being reversed to the “Provision for (benefit from) income taxes” in the Condensed Consolidated Statements of Operations.  Under the previous standard, these adjustments would have been recorded as adjustments to goodwill.  See Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information regarding adjustments to the tax contingencies reserves.

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

3.     Discontinued Operations

In July 2009, the Company sold its ownership in Geesink Group B.V., Geesink Norba Limited and Norba A.B. (collectively, “Geesink”) for nominal cash consideration.  Geesink, a European refuse collection vehicle manufacturer, was previously included in the Company’s commercial segment.

In October 2009, the Company sold its 75% ownership interest in BAI for nominal cash consideration.  Following reclassification of $0.8 million of cumulative translation adjustments out of equity, the Company recorded a small after tax loss on the sale, which was recognized in the first quarter of fiscal 2010 and has been included in discontinued operations.  BAI, a European fire apparatus manufacturer, was previously included in the Company’s fire & emergency segment.

The historical results of operations of these businesses for the three and nine months ended June 30, 2009 have been reclassified and are now included in discontinued operations in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2009

Net sales	$49.5	$165.4
Cost of sales	46.6	156.1
Gross income	2.9	9.3
Operating expenses:
Selling, general and administrative	8.2	25.9
Amortization of purchased intangibles	0.2	0.4
Intangible asset impairment charges	—	9.6
Total operating expenses	8.4	35.9
Operating loss	(5.5)	(26.6)
Other income (expense)	(0.6)	(0.9)
Loss before income taxes	(6.1)	(27.5)
Benefit from income taxes	0.5	0.3
Discontinued operations, net of tax	$(5.6)	$(27.2)

The Company has elected not to reclassify BAI balances in the Condensed Consolidated Balance Sheet to assets held for sale as of September 30, 2009.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.     Receivables

Receivables consisted of the following (in millions):

	June 30,	September 30,
	2010	2009
U.S. government
Amounts billed	$364.2	$243.1
Cost and profits not billed	80.2	5.9
	444.4	249.0
Other trade receivables	370.5	289.9
Finance receivables	59.3	46.7
Notes receivable	53.3	66.5
Other receivables	18.8	26.9
	946.3	679.0
Less allowance for doubtful accounts	(44.6)	(42.0)
	$901.7	$637.0

Current receivables	$830.4	$563.8
Long-term receivables	71.3	73.2
	$901.7	$637.0

Costs and profits not billed at June 30, 2010 primarily result from undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot fully bill until the change order or contracts are definitized although the products have been delivered.  The definitization process commences upon receipt of a change order or the award of a sole source contract, whereby the U.S. government undertakes a detailed review of the Company’s costs involved in the manufacturing and delivery process and the change order or contract price is subject to renegotiations.  Contract prices are subject to final review and approval by the contracting officer, who may require that the Company use different prices.  The Company recognizes revenue on undefinitized contracts only when it can reliably estimate the final contract price and collectability is reasonably assured.  The Company’s experience has been that historically negotiated price differentials have been immaterial and accordingly, it does not anticipate any significant adjustments to revenue.

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

Finance receivables consisted of the following (in millions):

	June 30,	September 30,
	2010	2009

Finance receivables	$69.3	$52.0
Estimated residual value	2.1	2.1
Less unearned income	(12.1)	(7.4)
Net finance receivables	59.3	46.7
Less allowance for doubtful accounts	(23.4)	(11.8)
	$35.9	$34.9

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The contractual maturities of the Company’s finance receivables at June 30, 2010 were as follows: 2010 (remaining three months) - $14.7 million; 2011 - $16.3 million; 2012 - $16.8 million; 2013 - $12.3 million; 2014 - $8.6 million and 2015 - $0.6 million.  Historically, finance receivables have been paid off prior to their contractual due dates, although that may change in the current economic conditions.  As a result, the above amounts are not to be regarded as a forecast of future cash flows.  Provisions for losses on finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio.

Notes receivable include refinancing of trade accounts and finance receivables.  As of both June 30, 2010 and September 30, 2009, approximately 85% of the notes receivable were due from two parties.  The Company routinely evaluates the creditworthiness of its customers and establishes reserves if required under the circumstances.  Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor.  The Company may incur losses in excess of recorded reserves if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

5.     Inventories

Inventories consisted of the following (in millions):

	June 30,	September 30,
	2010	2009

Raw materials	$604.1	$513.4
Partially finished products	359.2	326.3
Finished products	245.8	325.2
Inventories at FIFO cost	1,209.1	1,164.9
Less: Progress/performance-based payments on U.S. government contracts	(280.2)	(317.3)
Excess of FIFO cost over LIFO cost	(66.3)	(57.9)
	$862.6	$789.7

Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

Inventory includes costs which are amortized to expense as sales are recognized under certain contracts.  At June 30, 2010 and September 30, 2009, unamortized costs related to long-term contracts of $4.9 million and $3.5 million, respectively, were included in inventory.

6.     Investment in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	Percent-	June 30,	September 30,
	owned	2010	2009

OMFSP (U.S.)	50%	$14.6	$14.7
RiRent (The Netherlands)	50%	13.1	15.7
Mezcladoras (Mexico)	49%	6.2	6.9
		$33.9	$37.3

The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest.  Earnings or losses, net of related income taxes, are reflected in “Equity in earnings (losses) of unconsolidated affiliates, net of tax” in the Condensed Consolidated Statements of Operations.

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

OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to certain customers of the Company.  The Company sells vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers.  The Company’s sales to OMFSP were $8.5 million and $14.0 million for the nine months ended June 30, 2010 and 2009, respectively.  Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees.  Each partner funds one-half of the approximate 4.0% to 8.0% equity portion of the cost of new equipment purchases.  Customers typically provide a 2.0% to 6.0% down payment.  Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement.  Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse to, OMFSP.  All such OMFSP indebtedness is non-recourse to the Company and its partner.  Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP.  For these and other reasons, the Company has determined that OMFSP is a voting interest entity.  Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

The Company and an unaffiliated third-party are joint venture partners in RiRent Europe, B.V. (“RiRent”).  RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe.  The re-rental fleet provides rental companies with equipment to support requirements on short notice.  RiRent does not provide services directly to end users.  The Company’s sales to RiRent were $3.2 million and $2.9 million for the nine months ended June 30, 2010 and 2009, respectively.  The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years.  Indebtedness of RiRent is secured by the underlying leases and assets of RiRent.  All such RiRent indebtedness is non-recourse to the Company and its partner.  Under RiRent’s €55.0 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio of at least 30.0% (48.4% as of April 30, 2010).

7.     Property, Plant and Equipment

The following table presents details of the Company’s property, plant and equipment (in millions):

	June 30,	September 30,
	2010	2009

Land and land improvements	$44.4	$44.2
Buildings	212.7	210.4
Machinery and equipment	453.4	442.3
Equipment on operating lease to others	48.7	56.8
Construction in progress	29.5	9.7
	788.7	763.4
Less accumulated depreciation	(397.4)	(353.2)
	$391.3	$410.2

Depreciation expense recorded in continuing operations was $58.4 million and $57.6 million for the nine months ended June 30, 2010 and 2009, respectively.  Equipment on operating lease to others represents the cost of equipment sold to customers for whom the Company has guaranteed the residual value and equipment on short-term leases.  These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years.  Cost less accumulated depreciation for equipment on operating lease to others at June 30, 2010 and September 30, 2009 was $27.5 million and $38.7 million, respectively.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.     Goodwill and Purchased Intangible Assets

In accordance with the provisions of ASC Topic 350-20, Goodwill, the Company reviews goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment.  In the first quarter of fiscal 2010, the Oshkosh Specialty Vehicles (“OSV”) reporting unit experienced a significant decline in sales, operating income and orders for future sales.  The decline was primarily attributable to concerns of OSV’s mobile medical trailer customers regarding current and future levels of Medicare reimbursement for services performed by these customers.  As a result of these significant declines, the reporting unit revised its forecast to incorporate these reductions which resulted in a significant decline in projected fiscal 2010 sales and operating income.  The severity of the decline in the updated forecast, the current Medicare reimbursement environment and the uncertainty at that time regarding the potential for passage of a health care reform bill resulted in an interim indicator of impairment of the reporting unit that required the Company to perform additional impairment testing of goodwill and long-lived intangible assets at this reporting unit in the first quarter of fiscal 2010.

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

The following table presents the changes in goodwill during the nine months ended June 30, 2010 (in millions):

	Access	Fire &
	equipment	emergency	Commercial	Total
Balance at September 30, 2009:
Goodwill	$1,821.5	$227.8	$197.2	$2,246.5
Accumulated impairment losses	(892.5)	(100.8)	(175.9)	(1,169.2)
	$929.0	$127.0	$21.3	$1,077.3

Balance at September 30, 2009	$929.0	$127.0	$21.3	$1,077.3
Impairment losses	—	(16.8)	—	(16.8)
Translation	(37.9)	(0.1)	—	(38.0)
Balance at June 30, 2010	$891.1	$110.1	$21.3	$1,022.5

Balance at June 30, 2010:
Goodwill	$1,783.6	$219.6	$197.2	$2,200.4
Accumulated impairment losses	(892.5)	(109.5)	(175.9)	(1,177.9)
	$891.1	$110.1	$21.3	$1,022.5

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Details of the Company’s total purchased intangible assets were as follows (in millions):

	June 30, 2010
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(19.0)	$36.4
Non-compete	10.5	56.3	(50.1)	6.2
Technology-related	11.8	103.9	(42.3)	61.6
Customer relationships	12.7	564.5	(167.9)	396.6
Other	16.5	15.7	(11.0)	4.7
	14.4	795.8	(290.3)	505.5
Non-amortizable tradenames		399.4	—	399.4
Total		$1,195.2	$(290.3)	$904.9

	September 30, 2009
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(17.9)	$37.5
Non-compete	10.5	57.0	(49.0)	8.0
Technology-related	11.8	104.4	(35.9)	68.5
Customer relationships	12.6	588.2	(138.9)	449.3
Other	12.4	14.0	(10.1)	3.9
	14.2	819.0	(251.8)	567.2
Non-amortizable tradenames		400.6	—	400.6
Total		$1,219.6	$(251.8)	$967.8

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2010 and the five fiscal years succeeding September 30, 2010 are as follows: 2010 (remaining three months) - $14.9 million; 2011 - $58.5 million; 2012 - $57.1 million; 2013 - $55.1 million; 2014 - $53.7 million and 2015 - $53.1 million.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.     Debt

The Company was obligated under the following debt instruments (in millions):

	June 30,	September 30,
	2010	2009
Senior secured facility:
Revolving line of credit	$—	$—
Term loan A	—	117.7
Term loan B	938.6	1,902.6
8 1/4% Senior notes due March 2017	250.0	—
8 1/2% Senior notes due March 2020	250.0	—
Other long-term facilities	2.3	4.0
	1,440.9	2,024.3
Less current portion	(0.6)	(1.1)
	$1,440.3	$2,023.2

Current portion of long-term debt	$0.6	$1.1
Other short-term facilities	0.2	13.9
	$0.8	$15.0

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (collectively, the “Senior Notes”).  The Senior Notes were issued pursuant to an indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein and a trustee.  The Indenture contains customary affirmative and negative covenants.  The Company may redeem the Senior Notes due 2017 and Senior Notes due 2020 for a premium after March 1, 2014 and March 1, 2015, respectively.  Certain of the Company’s subsidiaries fully, unconditionally, jointly and severally guarantee the Company’s obligations under the Senior Notes.  See Note 19 of the Notes to Condensed Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

In December 2006, the Company entered into a syndicated senior secured credit agreement (the “Credit Agreement”) with various financial institutions, which consisted of a five-year $550.0 million revolving credit facility (the “Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”).  In March 2009, the Company entered into the Second Amendment (the “Amendment”) to the Credit Agreement to provide relief under its Leverage Ratio financial covenant.  Terms of the Amendment also included an increase in the margin on LIBOR loans to 600 basis points, compared with 150 basis points immediately prior to the Amendment, and a requirement that the Company prepay $14.5 million and $86.0 million of debt related to Term Loan A and Term Loan B, respectively.  The Amendment also involved other changes to the Credit Agreement, including placing limitations on capital expenditures, dividends, investments and acquisitions, an increase in the frequency of mandatory prepayments, adding a Senior Secured Leverage Ratio, and requiring the grant of mortgage liens on certain real estate owned by the Company and certain of its subsidiaries.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In fiscal 2010, the Company prepaid the remaining balance under Term Loan A and prepaid $964.0 million of Term Loan B from available cash and cash flow from operations and from the net proceeds from the issuance of the Senior Notes of $489.2 million.  The remaining outstanding balance under Term Loan B at June 30, 2010 of $938.6 million is due December 6, 2013.  The Revolving Credit Facility expires on December 6, 2011.  At June 30, 2010, outstanding letters of credit of $27.7 million reduced available capacity under the Revolving Credit Facility to $522.3 million.

Interest rates on borrowings under the Revolving Credit Facility and Term Loan Facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5%, a bank’s “Prime Rate” or the sum of 1.0% plus the “Off-Shore” rate that would be applicable for an interest period of one month beginning on such day) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin.  The margin on the Revolving Credit Facility is subject to adjustment, up or down, based on whether certain financial criteria are met.  At June 30, 2010, the interest rate spread on the Revolving Credit Facility and Term Loan B was 600 basis points.  The weighted-average interest rate on Term Loan B borrowings outstanding at June 30, 2010 was 6.54%.

The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt.  At June 30, 2010, the fair value of the Senior Notes was estimated to be $515 million and the fair value of Term Loan B approximated book value.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt.  The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement (11.105% at June 30, 2010).  The notional amount of the swap at June 30, 2010 was $750 million and reduces to $250 million on December 6, 2010.

The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments. The effective portion of the change in fair value of the derivative will be recorded in “Accumulated other comprehensive loss,” while any ineffective portion is recorded as an adjustment to interest expense. At June 30, 2010, a loss of $25.4 million ($16.1 million net of tax), representing the fair value of the interest rate swap, was recorded in “Accumulated other comprehensive loss.” The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense when the hedged, forecasted interest is recorded. Net gains or losses related to hedge ineffectiveness on the interest rate swap were insignificant for all periods presented.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 5.105% and the counterparty will pay the Company interest on the notional amount at a variable rate equal to 3-month LIBOR.  The 3-month LIBOR rate applicable to this agreement was 0.53% at June 30, 2010.  The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company.  The amounts exchanged are normally based on the notional amounts and other terms of the swaps.  The variable rates are subject to change over time as 3-month LIBOR fluctuates.  Neither the Company nor the counterparty is required to collateralize its obligations under these swaps.  The Company is exposed to loss if the counterparty defaults.  However, the counterparty is a large Aa1 rated global financial institution as of the date of this filing, and the Company believes that the risk of default is remote.

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

As of June 30, 2010, the Company was in compliance with the Leverage Ratio with a ratio of 0.96 to 1.0.

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

As of June 30, 2010, the Company was in compliance with the Interest Coverage Ratio with a ratio of 9.00 to 1.0.

The Credit Agreement limits the amount of dividends, stock repurchases and other types of distributions during any fiscal year in excess of certain limits based upon the Leverage Ratio as of the end of the fiscal quarter preceding the proposed distribution.  When the Leverage Ratio as of the end of a fiscal quarter is greater than 4.0 to 1.0, no such distribution may be made if, after giving effect to such distribution, the aggregate amount of all such payments made in such fiscal quarter would exceed the sum of $0.01 per outstanding share of the Company’s Common Stock plus $250,000 or the aggregate amount of all such payments made in the applicable fiscal year would exceed $3.85 million.  The Company suspended payment of dividends effective April 2009.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.  Warranty and Guarantee Arrangements

The Company’s products generally carry explicit warranties that extend from nine months to five years, based on terms that are generally accepted in the marketplace.  Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties.  These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer.

Changes in the Company’s warranty liability were as follows (in millions):

	Nine Months Ended
	June 30,
	2010	2009

Balance at beginning of period	$72.8	$88.3
Warranty provisions	72.0	35.6
Settlements made	(50.0)	(44.9)
Changes in liability for pre-existing warranties, net	1.3	(0.6)
Foreign currency translation adjustment	(1.8)	(0.8)
Disposition of business	(1.6)	(7.1)
Balance at end of period	$92.7	$70.5

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

In the access equipment segment, the Company is party to multiple agreements whereby it guarantees an aggregate of $258.2 million in indebtedness of others, including $93.9 million maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party debt.  Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability, among other things, to take possession of the underlying collateral.  At June 30, 2010 and September 30, 2009, the Company had recorded liabilities related to these agreements of $22.1 million and $26.7 million, respectively.  If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required.  While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations.  In the event that occurs, the Company cannot guarantee that the collateral underlying these agreements will be sufficient to avoid losses materially in excess of the amounts reserved.  Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions.  During an economic downturn, collateral values generally decline and can contribute to higher exposure to losses.

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

At June 30, 2010, there were no forward foreign exchange contracts designated as hedges.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt.  The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments and, accordingly, derivative gains or losses are reflected as a component of “Accumulated other comprehensive loss” and are amortized to interest expense over the respective lives of the borrowings.  At June 30, 2010 and September 30, 2009, unrealized losses remaining of $25.4 million and $50.9 million, respectively, were deferred in “Accumulated other comprehensive loss.”  See Note 9 of the Notes to Condensed Consolidated Financial Statements for information regarding the interest rate swap.

The Company has entered into forward foreign exchange currency contracts to create an economic hedge to manage foreign currency exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities.  The Company has not designated these derivative contracts as hedge transactions under ASC Topic 815 and, accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings.  The fair value of foreign currency related derivatives are included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.”  At June 30, 2010, the U.S. dollar equivalent of these outstanding forward foreign currency exchange contracts totaled $90.6 million in notional amounts, including $56.2 million in contracts to sell Euro and $26.0 million in contracts to sell Australian dollars, with the remaining contracts covering a variety of foreign currencies.  At September 30, 2009, the U.S. dollar equivalent of these outstanding forward foreign currency exchange contracts totaled $81.5 million in notional amounts, including $69.6 million in contracts to sell Euro, with the remaining contracts covering a variety of foreign currencies.

Fair values of derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2010			September 30, 2009
	Other	Other	Other	Other	Other	Other
	Current	Current	Long-term	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Designated as hedging instruments:
Interest rate contracts	$—	$20.2	$5.2	$—	$36.6	$14.3

Not designated as hedging instruments:
Foreign exchange contracts	1.3	0.1	—	0.1	0.3	—
Total derivatives	$1.3	$20.3	$5.2	$0.1	$36.9	$14.3

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Operations consisted of the following (in millions):

		Three Months Ended
	Classification of	June 30,
	Gains (Losses)	2010	2009
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$(9.0)	$(12.7)

Reclassified from other comprehensive income (effective portion):
Foreign exchange contracts	Cost of sales	(0.1)	(0.2)

Recognized directly in income (ineffective portion):
Foreign exchange contracts	Miscellaneous, net	—	—

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	7.2	(2.8)
Total		$(1.9)	$(15.7)

		Nine Months Ended
	Classification of	June 30,
	Gains (Losses)	2010	2009
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$(31.8)	$(33.7)

Reclassified from other comprehensive income (effective portion):
Foreign exchange contracts	Cost of sales	(0.2)	(0.4)

Recognized directly in income (ineffective portion):
Foreign exchange contracts	Miscellaneous, net	—	(0.7)

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	11.5	19.5
Total		$(20.5)	$(15.3)

12.  Fair Value Measurements

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3:               Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2010, the fair values of the Company’s assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency exchange derivatives (a)	$—	$1.3	$—	$1.3

Liabilities:
Foreign currency exchange derivatives (a)	$—	$0.1	$—	$0.1
Interest rate swaps (b)	—	25.4	—	25.4
Total liabilities at fair value	$—	$25.5	$—	$25.5

(a)          Based on observable market transactions of forward currency prices.

(b)         Based on observable market transactions of forward LIBOR rates.

13.  Stock-Based Compensation

Under the Company’s 2009 Incentive Stock and Awards Plan (the “2009 Stock Plan”), officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights, performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units or other stock-based awards.  The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant.  Stock options granted under the 2009 Stock Plan become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant.  Stock options terminate not more than seven years from the date of grant.  Except for performance shares and performance units, vesting of awards is based solely on continued service as an employee of the Company and awards generally vest upon retirement.  The maximum number of shares of stock reserved for all awards under the 2009 Stock Plan is 4,000,000.  At June 30, 2010, the Company had reserved 7,397,306 shares of Common Stock to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes compensation expense for stock options, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable.  Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2010 was $2.8 million ($1.8 million net of tax) and $9.9 million ($6.3 million net of tax), respectively.  Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2009 was $1.2 million ($0.8 million net of tax) and $4.3 million ($2.7 million net of tax), respectively.

The Company granted 23,650 and 61,000 options to purchase shares of the Company’s Common Stock and issued 44,182 and 11,000 shares of nonvested stock during the nine month periods ended June 30, 2010 and 2009, respectively.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted weighted-average shares used in the denominator of the per share calculations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic weighted-average shares outstanding	90,174,086	74,424,605	89,750,291	74,403,238
Effect of dilutive stock options and other equity-based compensation awards	1,098,520	—	1,169,022	—
Diluted weighted-average shares outstanding	91,272,606	74,424,605	90,919,313	74,403,238

Options to purchase 1,411,917 and 1,402,503 shares of Common Stock were outstanding during the three and nine months ended June 30, 2010, respectively, but were not included in the computation of diluted earnings (loss) per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.  Options to purchase 4,262,642 shares of Common Stock and 185,127 nonvested shares were outstanding during the three months ended June 30, 2009, but were excluded from the computation of diluted earnings (loss) per share attributable to Oshkosh Corporation common shareholders because the net loss for the period caused all potentially dilutive shares to be anti-dilutive.  Options to purchase 4,292,096 shares of Common Stock and 192,102 nonvested shares were outstanding during the nine months ended June 30, 2009, but were excluded from the computation of diluted earnings (loss) per share attributable to Oshkosh Corporation common shareholders because the net loss for the period caused all potentially dilutive shares to be anti-dilutive.

Income (loss) attributable to Oshkosh Corporation common shareholders was as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Amounts attributable to Oshkosh Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$211.2	$(21.2)	$676.3	$(1,212.6)
Discontinued operations, net of tax	—	(5.4)	(2.9)	(26.5)
Net income (loss)	$211.2	$(26.6)	$673.4	$(1,239.1)

15.  Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	U.S. Plans
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$4.0	$2.6	$11.6	$8.1
Interest cost	3.1	2.6	9.0	8.2
Expected return on plan assets	(3.0)	(2.8)	(9.0)	(8.4)
Amortization of prior service cost	0.3	0.4	1.1	1.0
Curtailment	—	—	—	1.0
Amortization of net actuarial loss	1.5	0.4	3.6	1.7
Net periodic benefit cost	$5.9	$3.2	$16.3	$11.6

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Non-U.S. Plans
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$0.4	$0.1	$0.8	$0.4
Interest cost	0.5	0.1	1.0	0.4
Expected return on plan assets	(0.5)	(0.1)	(1.0)	(0.3)
Amortization of prior service cost	—	—	—	(0.1)
Net periodic benefit cost	$0.4	$0.1	$0.8	$0.4

In March 2010, the Company made a contribution of $13.0 million to its pension plans.  The Company expects to contribute an additional $7.0 million to $12.0 million to its pension plans during the remainder of fiscal 2010.  In fiscal 2009, the Company contributed $17.4 million to its pension plans.

Components of net periodic other post-employment benefit costs were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$1.0	$0.4	$3.1	$1.3
Interest cost	0.7	0.5	2.1	1.6
Amortization of net actuarial loss (gain)	0.3	—	0.7	(0.1)
Net periodic benefit cost	$2.0	$0.9	$5.9	$2.8

The Company made contributions to fund benefit payments of $0.4 million and $0.2 million for the three months ended and $1.0 and $0.7 million for the nine months ended June 30, 2010 and 2009, respectively, under its other post-employment benefit plans.  The Company estimates additional contributions of approximately $0.3 million will be made under these other post-employment benefit plans prior to the end of fiscal 2010.

16.  Income Taxes

As of June 30, 2010, total gross unrecognized tax benefits, excluding related interest and penalties, were $54.6 million.  Excluding interest and penalties, net unrecognized tax benefits of $37.5 million would affect the Company’s net income if recognized in future periods and $22.2 million of which would impact net income from continuing operations.  Total gross unrecognized tax benefits, excluding interest and penalties, as of September 30, 2009 were $72.8 million, $36.8 million of which would affect the Company’s net income if recognized in future periods and $21.6 million of which would impact net income from continuing operations.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for (benefit from) income taxes” in the Company’s Condensed Consolidated Statements of Operations.  At June 30, 2010, the Company had accrued $11.9 million for the potential payment of interest and penalties on gross unrecognized tax benefits.  The Company recognized $(1.1) million in “Provision for (benefit from) income taxes” in the Company’s Condensed Consolidated Statements of Operations for interest and penalties for the nine months ended June 30, 2010.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns.  The Company is regularly audited by federal, state and foreign tax authorities.  The Company has been under audit by the Internal Revenue Service for the taxable years ended September 30, 2006 and 2007 and pre-acquisition periods of JLG Industries, Inc. (“JLG”), including taxable periods ending July 31, 2005 and 2006 and the period from August 1, 2006 to December 6, 2006 (date of acquisition of JLG by the Company).  During the third quarter of fiscal 2010, the Company reached a

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

settlement regarding these tax audits, which resulted in the release of $19.6 million of unrecognized tax benefit reserves, of which $15.3 million was recorded as a current period benefit.  During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions in conjunction with the expiration of various statutes of limitations could reduce unrecognized tax benefits by approximately $2.2 million, either because the Company’s tax positions are sustained on audit, because the Company agrees to their disallowance or the statue of limitations closes.

17.  Contingencies, Significant Estimates and Concentrations

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

The Company had reserves of $2.1 million for losses related to environmental matters that were probable and estimable at both June 30, 2010 and September 30, 2009.  The amount recorded for identified contingent liabilities is based on estimates.  Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available.  Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures.  Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

Personal Injury Actions and Other - Product and general liability claims arise against the Company from time to time in the ordinary course of business.  The Company is generally self-insured for future claims up to $3.0 million per claim.  Accordingly, a reserve is maintained for the estimated costs of such claims.  At June 30, 2010 and September 30, 2009, the reserve for product and general liability claims was $43.4 million and $46.8 million, respectively, based on available information.  There is inherent uncertainty as to the eventual resolution of unsettled claims.  Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $221.0 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $27.7 million at June 30, 2010.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Summarized financial information concerning the Company’s product lines and reportable segments was as follows (in millions):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	External	Inter-	Net	External	Inter-	Net
	Customers	segment	Sales	Customers	segment	Sales
Net sales:

Defense	$1,698.4	$2.3	$1,700.7	$603.1	$2.3	$605.4

Access equipment
Aerial work platforms	191.5	—	191.5	84.6	—	84.6
Telehandlers	108.6	—	108.6	53.0	—	53.0
Other (a)	73.8	316.0	389.8	73.6	—	73.6
Total access equipment	373.9	316.0	689.9	211.2	—	211.2

Fire & emergency	231.6	11.7	243.3	281.8	6.6	288.4

Commercial
Concrete placement	47.4	—	47.4	32.5	—	32.5
Refuse collection	76.6	—	76.6	73.6	2.6	76.2
Other	11.1	23.2	34.3	12.8	16.9	29.7
Total commercial	135.1	23.2	158.3	118.9	19.5	138.4
Intersegment eliminations	—	(353.2)	(353.2)	—	(28.4)	(28.4)
Consolidated	$2,439.0	$—	$2,439.0	$1,215.0	$—	$1,215.0

	Nine Months Ended June 30, 2010			Nine Months Ended June 30, 2009
	External	Inter-	Net	External	Inter-	Net
	Customers	segment	Sales	Customers	segment	Sales
Net sales:

Defense	$5,823.7	$6.9	$5,830.6	$1,732.8	$6.6	$1,739.4

Access equipment
Aerial work platforms	384.4	—	384.4	374.0	—	374.0
Telehandlers	219.0	—	219.0	236.8	—	236.8
Other (a)	223.8	1,580.8	1,804.6	218.0	—	218.0
Total access equipment	827.2	1,580.8	2,408.0	828.8	—	828.8

Fire & emergency	698.1	30.3	728.4	811.3	25.2	836.5

Commercial
Concrete placement	128.5	—	128.5	118.8	1.1	119.9
Refuse collection	222.6	—	222.6	244.7	9.0	253.7
Other	37.2	71.0	108.2	44.6	41.4	86.0
Total commercial	388.3	71.0	459.3	408.1	51.5	459.6
Intersegment eliminations	—	(1,689.0)	(1,689.0)	—	(83.3)	(83.3)
Consolidated	$7,737.3	$—	$7,737.3	$3,781.0	$—	$3,781.0

(a)          Access equipment intersegment sales for the three and nine months ended June 30, 2010 involve assembly of MRAP All Terrain Vehicle (“M-ATV”) crew capsules and complete vehicles for the defense segment.  Access equipment invoices the defense segment for work under this contract, which was initiated in the fourth quarter of fiscal 2009.  These sales are eliminated in consolidation.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income (loss) from continuing operations:
Defense	$304.1	$92.9	$1,096.6	$241.6
Access equipment (a)	31.6	(71.2)	91.2	(1,059.8)
Fire & emergency (b)	17.5	32.7	34.3	(34.0)
Commercial (c)	7.0	2.1	11.5	(187.5)
Corporate	(23.3)	(17.0)	(71.5)	(58.3)
Intersegment eliminations	3.6	(0.2)	(1.6)	0.3
Operating income (loss)	340.5	39.3	1,160.5	(1,097.7)
Interest expense, net of interest income	(41.0)	(62.9)	(136.1)	(146.6)
Miscellaneous, net	(1.3)	4.2	(0.1)	4.3
Income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$298.2	$(19.4)	$1,024.3	$(1,240.0)

(a)          Results for the nine months ended June 30, 2009 include non-cash goodwill and long-lived asset impairment charges of $892.5 million.

(b)         Results for the nine months ended June 30, 2010 include non-cash goodwill and long-lived asset impairment charges of $23.3 million.  Results for the nine months ended June 30, 2009 include non-cash goodwill and long-lived asset impairment charges of $111.4 million.

(c)          Results for the nine months ended June 30, 2009 include non-cash goodwill and long-lived asset impairment charges of $184.3 million.

	June 30,	September 30,
	2010	2009
Identifiable assets:
Defense - U.S.	$816.9	$527.5
Access equipment:
U.S.	1,926.5	1,972.2
Europe (a)	633.1	764.9
Rest of world	184.7	131.9
Total access equipment	2,744.3	2,869.0
Fire & emergency: (b)
U.S.	583.7	604.4
Europe (c)	19.1	82.4
Total fire & emergency	602.8	686.8
Commercial:
U.S. (a)	311.8	334.5
Other North America (a)	36.3	34.0
Total commercial	348.1	368.5
Corporate and other - U.S.	228.0	316.2
Consolidated	$4,740.1	$4,768.0

(a)          Includes investments in unconsolidated affiliates.

(b)         June 30, 2010 balances reflect the first quarter fiscal 2010 goodwill impairment charge of $16.8 million and long-lived asset impairment charges of $6.5 million.  See Note 8 of the Notes to Condensed Consolidated Financial Statements for a discussion of the charges.

(c)          June 30, 2010 balance reflects the sale of BAI.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Net sales by geographic region based on product shipment destination were as follows (in millions):

	Nine Months Ended
	June 30,
	2010	2009
Net sales:
United States	$7,033.5	$3,199.9
Other North America	72.6	65.4
Europe, Africa and Middle East	402.2	359.9
Rest of world	229.0	155.8
Consolidated	$7,737.3	$3,781.0

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

The following condensed supplemental consolidating financial information reflects the summarized financial information of Oshkosh Corporation, the Guarantors on a combined basis and Oshkosh Corporation’s non-guarantor subsidiaries on a combined basis (in millions):

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$1,738.4	$941.9	$119.6	$(360.9)	$2,439.0
Cost of sales	1,403.2	816.7	101.8	(364.3)	1,957.4
Gross income	335.2	125.2	17.8	3.4	481.6
Selling, general and administrative expenses	50.4	60.1	15.7	—	126.2
Amortization of purchased intangibles	—	12.1	2.8	—	14.9
Intangible asset impairment charges	—	—	—	—	—
Operating income (loss)	284.8	53.0	(0.7)	3.4	340.5
Interest expense	(63.4)	(2.0)	—	23.6	(41.8)
Interest income	0.4	23.6	0.4	(23.6)	0.8
Miscellaneous, net	3.6	(6.9)	2.0	—	(1.3)
Income (loss) from continuing operations before income taxes	225.4	67.7	1.7	3.4	298.2
Provision for (benefit from) income taxes	60.0	25.0	1.2	1.2	87.4
Income (loss) from continuing operations before equity in earnings of affiliates	165.4	42.7	0.5	2.2	210.8
Equity in earnings (losses) of consolidated subsidiaries	45.8	1.3	—	(47.1)	—
Equity in earnings (losses) of unconsolidated affiliates	—	0.1	0.3	—	0.4
Income (loss) from continuing operations	211.2	44.1	0.8	(44.9)	211.2
Discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	211.2	44.1	0.8	(44.9)	211.2
Net loss attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Oshkosh Corporation	$211.2	$44.1	$0.8	$(44.9)	$211.2

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2009

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$657.6	$512.7	$72.2	$(27.5)	$1,215.0
Cost of sales	541.3	452.6	72.7	(27.5)	1,039.1
Gross income (loss)	116.3	60.1	(0.5)	—	175.9
Selling, general and administrative expenses	32.2	65.4	24.0	—	121.6
Amortization of purchased intangibles	—	12.1	2.9	—	15.0
Intangible asset impairment charges	—	—	—	—	—
Operating income (loss)	84.1	(17.4)	(27.4)	—	39.3
Interest expense	(85.0)	(2.4)	(0.5)	24.3	(63.6)
Interest income	1.0	23.8	0.2	(24.3)	0.7
Miscellaneous, net	2.0	(5.8)	8.0	—	4.2
Income (loss) from continuing operations before income taxes	2.1	(1.8)	(19.7)	—	(19.4)
Provision for (benefit from) income taxes	0.4	(2.0)	2.5	—	0.9
Income (loss) from continuing operations before equity in earnings of affiliates	1.7	0.2	(22.2)	—	(20.3)
Equity in earnings (losses) of consolidated subsidiaries	(28.3)	(27.6)	—	55.9	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	(0.9)	—	(0.9)
Income (loss) from continuing operations	(26.6)	(27.4)	(23.1)	55.9	(21.2)
Discontinued operations, net of tax	—	—	(5.6)	—	(5.6)
Net income (loss)	(26.6)	(27.4)	(28.7)	55.9	(26.8)
Net loss attributable to the noncontrolling interest	—	—	0.2	—	0.2
Net income (loss) attributable to Oshkosh Corporation	$(26.6)	$(27.4)	$(28.5)	$55.9	$(26.6)

Condensed Consolidating Statements of Operations

For the Nine Months Ended June 30, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$5,961.3	$3,215.2	$265.0	$(1,704.2)	$7,737.3
Cost of sales	4,770.9	2,841.6	238.9	(1,702.7)	6,148.7
Gross income	1,190.4	373.6	26.1	(1.5)	1,588.6
Selling, general and administrative expenses	144.6	171.4	43.3	—	359.3
Amortization of purchased intangibles	—	36.4	9.1	—	45.5
Intangible asset impairment charges	—	13.5	9.8	—	23.3
Operating income (loss)	1,045.8	152.3	(36.1)	(1.5)	1,160.5
Interest expense	(203.4)	(7.0)	(0.2)	72.3	(138.3)
Interest income	2.1	71.5	0.9	(72.3)	2.2
Miscellaneous, net	8.2	(15.4)	7.1	—	(0.1)
Income (loss) from continuing operations before income taxes	852.7	201.4	(28.3)	(1.5)	1,024.3
Provision for (benefit from) income taxes	279.7	73.2	(4.4)	(0.5)	348.0
Income (loss) from continuing operations before equity in earnings of affiliates	573.0	128.2	(23.9)	(1.0)	676.3
Equity in earnings (losses) of consolidated subsidiaries	99.0	(15.6)	—	(83.4)	—
Equity in earnings (losses) of unconsolidated affiliates	—	0.3	(0.3)	—	—
Income (loss) from continuing operations	672.0	112.9	(24.2)	(84.4)	676.3
Discontinued operations, net of tax	1.4	—	(4.3)	—	(2.9)
Net income (loss)	673.4	112.9	(28.5)	(84.4)	673.4
Net loss attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Oshkosh Corporation	$673.4	$112.9	$(28.5)	$(84.4)	$673.4

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Operations

For the Nine Months Ended June 30, 2009

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$1,884.9	$1,671.3	$298.7	$(73.9)	$3,781.0
Cost of sales	1,579.1	1,529.2	284.5	(74.3)	3,318.5
Gross income	305.8	142.1	14.2	0.4	462.5
Selling, general and administrative expenses	99.5	166.3	59.4	—	325.2
Amortization of purchased intangibles	—	37.8	9.0	—	46.8
Intangible asset impairment charges	—	979.2	209.0	—	1,188.2
Operating income (loss)	206.3	(1,041.2)	(263.2)	0.4	(1,097.7)
Interest expense	(212.6)	(7.1)	(2.1)	72.8	(149.0)
Interest income	2.9	71.8	0.5	(72.8)	2.4
Miscellaneous, net	6.0	(11.9)	10.2	—	4.3
Income (loss) from continuing operations before income taxes	2.6	(988.4)	(254.6)	0.4	(1,240.0)
Provision for (benefit from) income taxes	0.5	(25.2)	(3.2)	0.1	(27.8)
Income (loss) from continuing operations before equity in earnings of affiliates	2.1	(963.2)	(251.4)	0.3	(1,212.2)
Equity in earnings (losses) of consolidated subsidiaries	(1,241.2)	(237.3)	—	1,478.5	—
Equity in earnings (losses) of unconsolidated affiliates	—	0.2	(0.6)	—	(0.4)
Income (loss) from continuing operations	(1,239.1)	(1,200.3)	(252.0)	1,478.8	(1,212.6)
Discontinued operations, net of tax	—	—	(27.2)	—	(27.2)
Net income (loss)	(1,239.1)	(1,200.3)	(279.2)	1,478.8	(1,239.8)
Net loss attributable to the noncontrolling interest	—	—	0.7	—	0.7
Net income (loss) attributable to Oshkosh Corporation	$(1,239.1)	$(1,200.3)	$(278.5)	$1,478.8	$(1,239.1)

Condensed Consolidating Balance Sheet

As of June 30, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$283.6	$5.0	$135.9	$—	$424.5
Receivables, net	456.9	406.9	108.2	(141.6)	830.4
Inventories, net	316.2	450.8	97.6	(2.0)	862.6
Other current assets	77.1	53.5	13.7	—	144.3
Total current assets	1,133.8	916.2	355.4	(143.6)	2,261.8
Investment in consolidated subsidiaries	3,988.7	684.5	—	(4,673.2)	—
Intercompany	(1,422.3)	1,401.8	20.5	—	—
Intangible assets, net	—	1,577.8	349.6	—	1,927.4
Other long-term assets	158.4	310.7	81.8	—	550.9
Total assets	$3,858.6	$4,891.0	$807.3	$(4,816.8)	$4,740.1

Liabilities and Equity
Current liabilities:
Accounts payable	$579.4	$253.9	$34.1	$(139.2)	$728.2
Customer advances	274.8	151.2	0.8	—	426.8
Other current liabilities	247.1	184.8	46.2	(4.4)	473.7
Total current liabilities	1,101.3	589.9	81.1	(143.6)	1,628.7
Long-term debt, less current maturities	1,440.0	0.3	—	—	1,440.3
Other long-term liabilities	158.2	316.0	37.8	—	512.0
Equity:
Oshkosh Corporation shareholders’ equity	1,159.1	3,984.8	688.4	(4,673.2)	1,159.1
Noncontrolling interest	—	—	—	—	—
Total equity	1,159.1	3,984.8	688.4	(4,673.2)	1,159.1
Total liabilities and equity	$3,858.6	$4,891.0	$807.3	$(4,816.8)	$4,740.1

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of September 30, 2009

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$340.6	$6.4	$183.4	$—	$530.4
Receivables, net	246.8	389.9	87.3	(160.2)	563.8
Inventories, net	182.3	466.9	143.2	(2.7)	789.7
Other current assets	204.0	47.1	8.2	—	259.3
Total current assets	973.7	910.3	422.1	(162.9)	2,143.2
Investment in consolidated subsidiaries	3,909.1	757.1	—	(4,666.2)	—
Intercompany	(1,134.0)	1,146.5	(12.5)	—	—
Intangible assets, net	—	1,629.0	416.1	—	2,045.1
Other long-term assets	128.3	348.5	102.9	—	579.7
Total assets	$3,877.1	$4,791.4	$928.6	$(4,829.1)	$4,768.0

Liabilities and Equity
Current liabilities:
Accounts payable	$403.1	$273.8	$37.5	$(158.6)	$555.8
Customer advances	600.7	128.8	2.4	—	731.9
Other current liabilities	150.7	153.5	71.0	(4.3)	370.9
Total current liabilities	1,154.5	556.1	110.9	(162.9)	1,658.6
Long-term debt, less current maturities	2,020.3	2.1	0.8	—	2,023.2
Other long-term liabilities	186.0	338.9	45.0	—	569.9
Equity:
Oshkosh Corporation shareholders’ equity	516.3	3,894.3	769.7	(4,666.2)	514.1
Noncontrolling interest	—	—	2.2	—	2.2
Total equity	516.3	3,894.3	771.9	(4,666.2)	516.3
Total liabilities and equity	$3,877.1	$4,791.4	$928.6	$(4,829.1)	$4,768.0

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$338.5	$218.0	$(25.8)	$—	$530.7

Investing activities:
Additions to property, plant and equipment	(39.9)	(10.0)	(9.4)	—	(59.3)
Additions to equipment held for rental	—	(3.7)	(1.1)	—	(4.8)
Intercompany investing	214.2	(214.7)	4.3	(3.8)	—
Other investing activities	—	9.8	1.3	—	11.1
Net cash provided (used) by investing activities	174.3	(218.6)	(4.9)	(3.8)	(53.0)

Financing activities:
Repayment of long-term debt	(1,081.8)	(0.4)	—	—	(1,082.2)
Proceeds from issuance of long-term debt	500.0	—	—	—	500.0
Intercompany financing	(1.0)	—	(2.8)	3.8	—
Other financing activities	13.0	—	—	—	13.0
Net cash used by financing activities	(569.8)	(0.4)	(2.8)	3.8	(569.2)

Effect of exchange rate changes on cash	—	(0.4)	(14.0)	—	(14.4)
Increase (decrease) in cash and cash equivalents	(57.0)	(1.4)	(47.5)	—	(105.9)
Cash and cash equivalents at beginning of period	340.6	6.4	183.4	—	530.4
Cash and cash equivalents at end of period	$283.6	$5.0	$135.9	$—	$424.5

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2009

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$209.7	$127.8	$106.5	$—	$444.0

Investing activities:
Additions to property, plant and equipment	(7.0)	(6.3)	(5.0)	—	(18.3)
Additions to equipment held for rental	—	(10.1)	(1.1)	—	(11.2)
Intercompany investing	154.9	(118.6)	(36.3)	—	—
Other investing activities	—	8.9	(1.2)	—	7.7
Net cash provided (used) by investing activities	147.9	(126.1)	(43.6)	—	(21.8)

Financing activities:
Repayment of long-term debt	(263.0)	(0.5)	(0.4)	—	(263.9)
Net repayments under revolving credit facilities	(47.3)	—	(6.9)	—	(54.2)
Debt issuance/amendment costs	(20.0)	—	—	—	(20.0)
Other financing activities	(14.9)	—	—	—	(14.9)
Net cash used by financing activities	(345.2)	(0.5)	(7.3)	—	(353.0)

Effect of exchange rate changes on cash	—	0.9	1.0	—	1.9
Increase (decrease) in cash and cash equivalents	12.4	2.1	56.6	—	71.1
Cash and cash equivalents at beginning of period	26.7	3.5	58.0	—	88.2
Cash and cash equivalents at end of period	$39.1	$5.6	$114.6	$—	$159.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview,” are forward-looking statements.  When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  These factors include the impact on revenues and margins of the projected decrease in MRAP All Terrain Vehicle (“M-ATV”) production rates; the cost of any warranty campaigns related to the Company’s products; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, especially during periods of global economic weakness and tight credit markets; the duration of the ongoing global economic weakness, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than equity market expectations; the expected level and timing of U.S. Department of Defense (“DoD”) procurement of products and services and funding thereof; risks related to reductions in government expenditures in light of U.S. defense budget pressures and an uncertain DoD tactical wheeled vehicle strategy; the potential for the U.S. government to competitively bid the Company’s Army and Marine Corps contracts; the Company’s ability to start production under the Family of Medium Tactical Vehicles (“FMTV”) contract at targeted margins; the consequences of financial leverage associated with the JLG acquisition, which could limit the Company’s ability to pursue various opportunities; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; risks related to production delays as a result of the economy’s impact on the Company’s suppliers; the potential for commodity costs to rise sharply, particularly in a future economic recovery; risks related to costs and charges as a result of facilities consolidation and alignment; risks associated with international operations and sales, including foreign currency fluctuations and compliance with the Foreign Corrupt Practices Act; risks related to disruptions in the Company’s distribution networks; and the potential for increased costs relating to compliance with changes in laws and regulations.  Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2010 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

During the third quarter of fiscal 2010, the Company’s defense segment began to ramp down the rate of production of M-ATVs in accordance with its previously disclosed production schedule, delivering 1,574 of these urgently needed, life saving vehicles to the DoD as compared to more than 2,900 in the second quarter of fiscal 2010.  Even with the decrease in production rates, M-ATV sales, including related parts & service sales, accounted for $1.08 billion of sales in the third quarter of fiscal 2010.  While the Company continued to experience weak market conditions in most of the Company’s other businesses, the access equipment and commercial segments experienced positive sales increases compared to unusually low fiscal 2009 third quarter sales.  As a result, consolidated third fiscal quarter net sales increased $1.22 billion, or 100.8%, to $2.44 billion compared to the third quarter of fiscal 2009.  Favorable performance on M-ATV production, along with significantly improved performance on sales to external customers in the access equipment segment, resulted in record third quarter operating income of $340.5 million, or 14.0% of sales, and net income of $211.2 million, or $2.31 per share.  The settlement of income tax audits during the third quarter of fiscal 2010 positively impacted net income and earnings per share in the quarter by $15.3 million and $0.17, respectively.  Based upon the strength of the third quarter results, the Company reduced debt by an additional $175 million in the quarter.

Although the Company expects fourth quarter of fiscal 2010 M-ATV related sales to be down from the third quarter, the Company expects to continue to deliver strong earnings in the fourth quarter due to continued strength of sales of its defense products.  The M-ATV program progressed at a rapid pace with total shipments reaching 7,039 vehicles by June 30, 2010 (including 6,817 in the first nine months of fiscal 2010).  The Company expects to deliver between 700 and 800 M-ATVs in the fourth quarter of fiscal 2010 and M-ATV parts & service sales at levels higher than experienced in the third quarter of fiscal 2010.  The Company expects its non-M-ATV defense business for the fourth quarter of fiscal 2010 to be marginally higher than the third quarter of fiscal 2010 due to higher parts & service sales.  The Company believes that defense segment operating income margins for the fourth quarter will be modestly lower than in the third quarter of fiscal 2010.  The Company expects fourth quarter fiscal 2010 sales to external customers in the Company’s access equipment segment to be lower than in the third quarter of fiscal 2010, as that quarter is traditionally the seasonally strongest quarter of the year, but higher than in the prior year fourth quarter.  The Company expects that operating income margins on JLG’s traditional access equipment business in the fourth quarter will show improvement over the prior year fourth quarter due to lower material costs and the benefit from cost reduction initiatives implemented in fiscal 2009.  The Company expects sales in its fire & emergency segment in the fourth quarter of fiscal 2010 will approximate prior year fourth quarter sales.  The Company expects that fiscal 2010 fourth quarter fire & emergency operating income margins will improve from the third quarter of fiscal 2010 due to higher expected sales volumes.  The Company expects sales in the commercial segment in the fourth quarter of fiscal 2010 will be near levels experienced in the third quarter at similar to lower operating income margins.  The Company expects its annual income tax rate for fiscal 2010 to be approximately 34% reflecting the favorable IRS audit settlement recorded in the third quarter, and expects that capital spending will approximate $100 million in fiscal 2010.

While not providing specific quantitative guidance, the Company believes fiscal 2011 sales, operating income and net income will be lower than fiscal 2010 as fiscal 2010 benefited from significant M-ATV related sales.  The Company expects that its defense segment will deliver solid performance in fiscal 2011.  However, defense sales and operating income will not achieve fiscal 2010 levels, which the Company expects to include approximately $4.5 billion of M-ATV related sales to fulfill an urgent requirement of the DoD to provide life-saving vehicles to American troops in Afghanistan.  The Company expects that strong M-ATV parts & service sales in fiscal 2011 to fulfill initial orders received in fiscal 2010, and the planned ramp up of production of the FMTV program, will help mitigate some of the decline in M-ATV related sales volume, although the Company expects that margins on the FMTV program will be very low initially.

The Company believes that the access equipment segment will experience higher sales to external customers in fiscal 2011 based on higher expected replacement demand in North America supported by improved utilization and rental rates at rental companies and higher average fleet ages that continue to increase over traditional levels, along with continued growth in emerging markets.  The Company’s revenue expectations for this segment include modest improvement in North America off current low levels, relatively flat sales in Europe, Africa and the Middle East (“EAME”) and continued strong growth in emerging markets off of relatively low historical sales levels.  The Company expects that the higher sales levels will result in the access equipment segment having a positive operating income in fiscal 2011.

The Company believes that sales in the fire & emergency segment will be modestly lower compared to fiscal 2010 due to continued weak municipal spending in the U.S. and a mix shift to lower priced units to meet fire and rescue protection needs in a challenging fiscal environment.  The Company expects that margins in this segment will continue to be pressured downward due to expected lower sales volume, a shift to units with lower content, increased new product development spending and a more challenging pricing environment, especially internationally.

The Company believes that the commercial segment will have modestly higher sales in fiscal 2011.  While the Company expects concrete mixer sales will remain relatively flat domestically, it believes international concrete mixer sales will continue to grow. The Company believes that refuse collection vehicle (“RCV’) sales will be flat to modestly higher in fiscal 2011 as the Company anticipates customers will look to replace older units in their fleets.  The Company has a large concentration of private haulers as customers and, as a result, the Company’s exposure to the impact of declining municipal spending is not believed to be significant.  The Company expects that intersegment sales of components to the defense segment will decrease in fiscal 2011.  The Company also expects that operating income margins in the commercial segment will not differ significantly from fiscal 2010 operating income margins.

The Company expects that corporate expenses will be higher than in fiscal 2010 as a result of increased investments to support international growth initiatives undertaken in fiscal 2010 and planned to be undertaken in fiscal 2011.  The Company plans to continue to focus on debt reduction in fiscal 2011, although the Company anticipates that debt reduction will be more modest than in fiscal 2010.  The Company expects that fiscal 2011 capital expenditures will approach $100 million, but may reach $125 million if the economic recovery strengthens, and that the Company’s effective income tax rate will be approximately 37% - 38%.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2010	2009	2010	2009
Net sales
Defense	$1,700.7	$605.4	$5,830.6	$1,739.4
Access equipment	689.9	211.2	2,408.0	828.8
Fire & emergency	243.3	288.4	728.4	836.5
Commercial	158.3	138.4	459.3	459.6
Intersegment eliminations	(353.2)	(28.4)	(1,689.0)	(83.3)
Consolidated	$2,439.0	$1,215.0	$7,737.3	$3,781.0

Third Quarter Fiscal 2010 Compared to 2009

Consolidated net sales increased 100.8% to $2.44 billion for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 as strong defense segment sales and improved access equipment segment sales to external customers more than offset a decline in the Company’s fire & emergency segment sales.

Defense segment net sales increased 180.9% to $1.70 billion for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  The increase was due to the sale of 1,574 M-ATV units and related aftermarket parts & service under a contract that began in the fourth quarter of fiscal 2009.  Combined vehicle and parts & service sales related to the M-ATV program totaled $1.08 billion in the third quarter of fiscal 2010.

Access equipment segment net sales increased 226.6% to $689.9 million for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  Third quarter fiscal 2010 sales included $316.0 million in intersegment M-ATV related sales to the defense segment.  As unit production volumes of M-ATVs declined in the third quarter of fiscal 2010, M-ATV unit assembly by the access equipment segment was discontinued; however, the Company continued to leverage underutilized facilities in the access equipment segment to produce M-ATV crew capsules.  Sales to external customers (including new and used equipment sales, parts and service) totaled $373.9 million in the quarter, a 77.0% increase compared to the third quarter of fiscal 2009.  The increase was primarily related to improved demand following historically low demand in the prior year quarter.  Sales of new access equipment increased 116.9% compared with the prior year quarter as a result of improvements in demand in North America (up 127.0%) and strong demand in Latin America, the Pacific Rim and Australia (up 326.9%, collectively), albeit off a lower base.  EAME also experienced a modest increase in demand as compared to the prior year third quarter.

Fire & emergency segment net sales decreased 15.6% to $243.3 million for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  The decrease in sales reflected lower volume across the segment ($51.4 million), due to softer demand attributable to declining municipal budgets in the U.S., overall economic weakness, and the timing of Airport Product shipments within fiscal 2010.

Commercial segment net sales increased 14.4% to $158.3 million for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  The increase in sales was the result of a 45.8% increase in sales of concrete placement products, off a very low base, due to international sales growth and a slight increase in domestic demand along with a $6.3 million increase in intersegment production of heavy tactical vehicle components for the defense segment.

First Nine Months of Fiscal 2010 Compared to 2009

Consolidated net sales increased 104.6% to $7.74 billion for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.

Defense segment net sales increased 235.2% to $5.83 billion for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.  The increase was primarily due to the sale of 6,817 M-ATV units and related aftermarket parts & service under a contract that began in the fourth quarter of fiscal 2009.  Defense parts & service sales increased more than $725 million in the first nine months of fiscal 2010 compared to the first nine months of the prior year.  In addition to the sale of parts kits for the M-ATV, parts & service sales benefited from the sale and installation of TAK-4® independent suspension systems for other original equipment manufacturers’ Mine Resistant Ambush Protected vehicles.  Combined vehicle and parts & service sales related to the M-ATV program totaled $3.81 billion in the first nine months of fiscal 2010.

Access equipment segment net sales increased 190.5% to $2.41 billion for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.  Sales for the first nine months of fiscal 2010 included $1.58 billion in intersegment M-ATV related sales to the defense segment.  Sales to external customers (including new and used equipment sales, parts and service) totaled $827.2 million for the first nine months of fiscal 2010, a slight decrease compared to the first nine months of fiscal 2009.  Sales to external customers reflected substantially lower demand for access equipment in Europe during the first half of the fiscal year (down 37.6%), offset in part by relatively strong demand in Latin America, the Pacific Rim and Australia (up 84.1%).

Fire & emergency segment net sales decreased 12.9% to $728.4 million for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.  The decrease in sales reflected lower shipments of fire apparatus ($94.7 million), due to softer demand attributable to declining municipal budgets in the U.S., continued weak demand for mobile medical equipment ($21.3 million) and slowing demand for broadcast equipment ($10.1 million).  The mobile medical equipment market has been adversely impacted by a reduction in Medicare reimbursement rates and the uncertain health care environment due to the recently enacted health care reform legislation in the U.S.

Commercial segment net sales of $459.3 million for the first nine months of fiscal 2010 were essentially flat as compared to the first nine months of fiscal 2009.  A 7.2% increase in sales of concrete placement products from historical lows and a $29.6 million increase in intersegment production of heavy tactical vehicle components for the defense segment, were offset by a 7.1% decrease in domestic refuse collection vehicle sales, as refuse collection vehicles sales during the first nine months of fiscal 2009 benefited from the timing of deliveries to large waste haulers.

Analysis of Consolidated Cost of Sales

Third Quarter Fiscal 2010 Compared to 2009

Consolidated costs of sales increased to $1.96 billion, or 80.3% of sales, in the third quarter of fiscal 2010 as compared to $1.04 billion, or 85.5% of sales, in the third quarter of fiscal 2009.  The decrease in cost of sales as a percentage of sales in the third quarter of fiscal 2010 compared to the same quarter in the prior year was due to the impact of M-ATV related sales (240 basis points), a higher percentage of sales in segments with lower percentage cost of sales (130 basis points), lower material costs (60 basis points) and relatively fixed engineering expenses compared to higher sales (60 basis points).

First Nine Months of Fiscal 2010 Compared to 2009

Consolidated costs of sales increased to $6.15 billion, or 79.5% of sales, in the first nine months of fiscal 2010 as compared to $3.32 billion, or 87.8% of sales, in the first nine months of fiscal 2009.  The decrease in cost of sales as a percentage of sales in the first nine months of fiscal 2010 compared to the first nine months of the prior year was due to the impact of M-ATV related sales (380 basis points), a higher percentage of sales in segments with lower percentage cost of sales (300 basis points) and lower material costs (90 basis points).

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2010	2009	2010	2009
Operating income (loss)
Defense	$304.1	$92.9	$1,096.6	$241.6
Access equipment	31.6	(71.2)	91.2	(1,059.8)
Fire & emergency	17.5	32.7	34.3	(34.0)
Commercial	7.0	2.1	11.5	(187.5)
Corporate	(23.3)	(17.0)	(71.5)	(58.3)
Intersegment eliminations	3.6	(0.2)	(1.6)	0.3
Consolidated	$340.5	$39.3	$1,160.5	$(1,097.7)

Third Quarter Fiscal 2010 Compared to 2009

The Company reported consolidated operating income of $340.5 million, or 14.0% of sales, in the third quarter of fiscal 2010 compared to operating income of $39.3 million, or 3.2% of sales, in the third quarter of fiscal 2009.  Significantly improved defense segment performance and improved access equipment segment performance led to the increase in operating income.  Both the defense and access equipment segments benefited from M-ATV production and sales during the third quarter of fiscal 2010.  In addition, the access equipment segment benefited from improved sales to external customers in the third quarter of fiscal 2010 as compared to the prior year quarter.

Defense segment operating income increased 227.4% to $304.1 million, or 17.9% of sales, in the third quarter of fiscal 2010 compared to $92.9 million, or 15.3% of sales, in the prior year quarter.  The increase in operating income as a percent of sales compared to the prior year quarter reflected the impact of the significant increase in production and sales volume related to the M-ATV contract (140 basis points) and relatively fixed engineering and administrative expenses compared to higher sales (120 basis points).

The access equipment segment reported operating income of $31.6 million, or 4.6% of sales, for the third quarter of fiscal 2010 compared to an operating loss of $71.2 million in the prior year quarter.  The improvement in operating results was due to $316.0 million of intersegment M-ATV sales at high single-digit margins in the third quarter of fiscal 2010 and the achievement of a small operating profit on sales to external customers.  Operating results related to sales to external customers benefited from lower provisions for credit losses ($27.9 million), higher sales volume ($23.4 million) and lower material costs ($13.3 million).  The Company recorded credit loss provisions of $30.4 million during the third quarter of fiscal 2009 as many of the segment’s customers were experiencing adverse business conditions as a result of weak construction markets.

The fire & emergency segment reported operating income of $17.5 million, or 7.2% of sales, in the third quarter of fiscal 2010 compared to operating income of $32.7 million, or 11.4% of sales, in the prior year quarter.  The decrease in operating results in the third quarter of fiscal 2010 was primarily the result of lower volume across the segment ($10.5 million) and adverse product mix ($4.8 million).

The commercial segment generated operating income of $7.0 million, or 4.4% of sales, in the third quarter of fiscal 2010 compared to operating income of $2.1 million, or 1.5% of sales, in the prior year quarter.  The increase in operating results in the third quarter of fiscal 2010 was largely due to profit on intersegment manufacturing activities.

Corporate operating expenses increased $6.3 million to $23.3 million in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, largely due to higher incentive compensation, including higher share-based compensation expense.

Consolidated selling, general and administrative expenses increased 3.8% to $126.2 million, or 5.2% of sales, in the third quarter of fiscal 2010 compared to $121.6 million, or 10.0% of sales, in the third quarter of fiscal 2009.  The increase in selling, general and administrative expenses as compared to the prior year quarter was primarily related to higher incentive compensation ($20.0 million), including share-based compensation expense, higher promotional expenses ($5.5 million) and consulting services ($3.3 million), offset in part by lower provisions for doubtful accounts and credits losses ($28.1 million).  Consolidated selling, general and administrative expenses as a percentage of sales decreased largely due to substantially higher defense segment sales on a relatively fixed cost base.

Income from the reversal of intersegment profit eliminations on sales between segments (largely M-ATV related sales between access equipment and defense) was $3.6 million in the third quarter of fiscal 2010.  Intersegment profit is recognized in income once the related inventory is sold to a third party customer.

First Nine Months Fiscal 2010 Compared to 2009

The Company reported consolidated operating income of $1.16 billion, or 15.0% of sales, in the first nine months of fiscal 2010 compared to an operating loss of $1.10 billion, or 29.0% of sales, in the first nine months of fiscal 2009.  Operating income in the first nine months of fiscal 2010 and 2009 included non-cash charges for the impairment of goodwill and other long-lived assets of $23.3 million and $1.19 billion, respectively.  The lower impairment charges in the first nine months of fiscal 2010 combined with significantly improved defense segment and access equipment segment performance led to the increase in operating income.  Both the defense and access equipment segments benefited from the high volume of M-ATV production and sales during the first nine months of fiscal 2010.  In addition, the access equipment segment benefited from improved sales to external customers in the first nine months of fiscal 2010 as compared to the first nine months of the prior year.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-20, Goodwill, the Company reviews goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment.  In the first quarter of fiscal 2010, the Oshkosh Specialty Vehicle (“OSV’) reporting unit experienced a significant decline in sales, operating income and orders for future sales.  The decline was primarily attributable to concerns of OSV’s mobile medical trailer customers regarding current and future levels of Medicare reimbursement for services performed by these customers.  As a result of these significant declines, the reporting unit revised its forecast to incorporate these reductions which resulted in a significant decline in projected fiscal 2010 sales and operating income.  The severity of the decline in the updated forecast, the current Medicare reimbursement environment and the uncertainty at the time regarding the potential for passage of a health care reform bill, further impacting Medicare reimbursement rates, resulted in an interim indicator of impairment of the reporting unit that required the Company to perform additional impairment testing of goodwill and long-lived intangible assets at this reporting unit in the first quarter of fiscal 2010.  Following the impairment testing, the Company recorded impairment charges for goodwill and other long-lived intangible assets of $23.3 million during the first quarter of fiscal 2010.

Defense segment operating income increased 353.9% to $1.10 billion, or 18.8% of sales, for the first nine months of fiscal 2010 compared to $241.6 million, or 13.9% of sales, in the first nine months of fiscal 2009.  The increase in operating income as a percent of sales compared to the prior year quarter reflected the impact of the significant increase in production and sales volume related to the M-ATV contract (200 basis points), relatively fixed engineering and administrative expenses relative to higher sales (200 basis points), contractual price increases (50 basis points) and lower material costs (50 basis points).

The access equipment segment reported operating income of $91.2 million, or 3.8% of sales, for the first nine months of fiscal 2010 compared to an operating loss of $1.06 billion in the first nine months of fiscal 2009, which included $892.5 million in non-cash impairment charges for goodwill and other long-lived assets.  The improvement in operating results was primarily the result of the impact of the impairment charges recorded in prior year period results and recognition of $1.58 billion of intersegment M-ATV sales at high single-digit margins in the current year period.  Operating results related to sales to external customers in the access equipment segment for the first nine months of fiscal 2010 also benefited from lower material costs ($38.5 million), lower provisions for credit losses ($36.3 million) and favorable foreign currency exchange rates ($12.1 million).

The fire & emergency segment reported operating income of $34.3 million, or 4.7% of sales, for the first nine months of fiscal 2010, which included $23.3 million in non-cash impairment charges for goodwill and other long-lived assets, compared to an operating loss of $34.0 million in the first nine months of fiscal 2009, which included $111.4 million in non-cash impairment charges for goodwill and other long-lived assets.  The improvement in operating results was due to a decrease in impairment charges in the first nine months of fiscal 2010, offset in part by the impact of lower sales volume across the segment ($24.1 million) and adverse product mix ($8.0 million).

The commercial segment generated operating income of $11.5 million, or 2.5% of sales, for the first nine months of fiscal 2010 compared to an operating loss of $187.5 million in the first nine months of fiscal 2009, which included $184.3 million in non-cash impairment charges for goodwill and other long-lived assets.  The increase in operating results for the first nine months of fiscal 2010 was largely due to the recognition of impairment charges in the prior year period and the recognition of profit on intersegment manufacturing activities for the first nine months of fiscal 2010.

Corporate operating expenses increased $13.2 million to $71.5 million in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 largely due to higher incentive compensation, including higher share-based compensation expense.

Intersegment profit eliminations of $1.6 million for the first nine months of fiscal 2010 resulted from profit on intersegment sales between segments (largely M-ATV related sales between access equipment and defense).  To the extent that the purchasing segment has not sold the inventory to an outside party, the profits earned by the selling segment are eliminated from consolidated earnings through intersegment profit eliminations.

Consolidated selling, general and administrative expenses increased $34.1 million to $359.3 million, or 4.6% of sales, in the first nine months of fiscal 2010 compared to $325.2 million, or 8.6% of sales, in the first nine months of fiscal 2009.  The increase in selling, general and administrative expenses as compared to the first nine months of the prior year was primarily related to higher incentive compensation ($46.9 million), including higher share-based compensation expense, higher promotional expenses ($8.8 million) and consulting services ($5.1 million), offset in part by lower provisions for doubtful accounts and credits losses ($36.9 million).  Consolidated selling, general and administrative expenses as a percentage of sales decreased largely due to substantially higher defense segment sales on a relatively fixed cost base.

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2010 Compared to 2009

Interest expense net of interest income decreased $21.9 million to $41.0 million in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 largely as a result of the effect of lower borrowings.  Average debt outstanding decreased from $2.48 billion during the third quarter of fiscal 2009 to $1.53 billion during the third quarter of fiscal 2010.  In addition to debt reduction as a result of strong cash flow generation during the past twelve months, the Company completed a common stock offering early in the fourth quarter of fiscal 2009, which provided $358.1 million of net proceeds that the Company applied to reduce outstanding debt.

The Company recorded an income tax provision of $87.4 million in the third quarter of fiscal 2010, or 29.3% of pre-tax income, compared to a tax provision of $0.9 million on a pre-tax loss from continuing operations in the prior year quarter.  The current year quarter effective tax rate benefited from a favorable income tax audit settlement (513 basis point rate reduction).  The prior year effective tax rate reflected the impact of discrete items primarily related to a state income tax audit and the recapture of a portion of a European tax incentive, offset in part by the benefit of the retroactive reinstatement of the U.S. research and development tax credit.

Equity in earnings of unconsolidated affiliates, net of tax, of $0.4 million in the third quarter of fiscal 2010 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

First Nine Months Fiscal 2010 Compared to 2009

Interest expense net of interest income decreased $10.5 million to $136.1 million in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 on lower average outstanding debt.  Current year interest expense was affected by higher interest rates after the effective date of an amendment of the Company’s credit agreement.  In March 2009, the Company amended its credit agreement to provide additional room under the financial covenants contained in the credit agreement to address lower earnings as a result of the impact of the global recession and credit crisis.  In connection with this amendment, interest rate spreads were increased significantly.

The Company recorded a $348.0 million tax provision in the first nine months of fiscal 2010, or 34.0% of pre-tax income from continuing operations, compared to a tax benefit of $27.8 million, or 2.2% of pre-tax losses from continuing operations, for the first nine months of fiscal 2009.  The 2010 tax provision benefited from a favorable income tax audit settlement (150 basis point reduction in effective tax rate).  The fiscal 2010 effective tax rate was also unfavorably impacted by a pre-tax intangible asset impairment charge of $23.3 million, of which only $4.6 million was deductible.  The 2009 tax benefit of $434.0 million at the U.S. federal rate on the pre-tax loss of $1,240.0 million was reduced by the tax effect of non-deductible impairment charges of $392.8 million, $12.4 million related to the reduction in accrued benefits previously recorded under a European tax incentive due to cumulative losses incurred during the period and miscellaneous other net items of $1.0 million.

Equity in earnings (losses) of unconsolidated affiliates, net of tax, of $0.0 million in the first nine months of fiscal 2010 and ($0.4) million in the first nine months of fiscal 2009 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

Analysis of Discontinued Operations

In July 2009, the Company sold its ownership in Geesink Group B.V., Norba A.B. and Geesink Norba Limited and their wholly-owned subsidiaries (together, “Geesink”).  Geesink, a European refuse collection vehicle manufacturer, was previously included in the Company’s commercial segment.  In October 2009, the Company sold its 75% ownership interest in BAI Brescia Antincendi International S.r.l. and its wholly-owned subsidiary (together, “BAI”).  BAI, a European fire apparatus manufacturer, was previously included in the Company’s fire & emergency segment.  The historical results of operations of these businesses have been segregated from the Company’s Condensed Consolidated Financial Statements and are included in “Discontinued operations, net of tax,” in the Condensed Consolidated Statements of Operations for all periods presented.

Third Quarter Fiscal 2010 Compared to 2009

Discontinued operations incurred an operating loss of $5.6 million in the third quarter of fiscal 2009 primarily as a result of losses at Geesink.

First Nine Months Fiscal 2010 Compared to 2009

Discontinued operations sustained an operating loss of $2.9 million in the first nine months of fiscal 2010 compared to an operating loss of $27.2 million in the first nine months of fiscal 2009.  In the second quarter of fiscal 2009, the Company recorded pre-tax, non-cash charges for the impairment of intangible assets of $9.6 million related to discontinued operations.  These charges were largely non-deductible for local tax purposes.  In addition, the operating loss in the prior year period was attributable in part to the incurrence of severance charges associated with staffing reduction actions as part of an ongoing restructuring of Geesink.

Liquidity and Capital Resources

Financial Condition at June 30, 2010

The Company’s capitalization was as follows (in millions):

	June 30,	September 30,
	2010	2009
Cash and cash equivalents	$424.5	$530.4
Total debt	1,441.1	2,038.2
Oshkosh Corporation’s shareholders’ equity	1,159.1	514.1
Total capitalization (debt plus equity)	2,600.2	2,552.3
Debt to total capitalization	55.4%	79.9%

Debt decreased $597.1 million during the first nine months of fiscal 2010 largely as a result of the Company’s use of cash flows from operations to retire outstanding debt.  The Company’s primary use of cash flow from operations continues to be debt reduction.  The Company entered into a performance-based payments agreement for the M-ATV program during the fourth quarter of fiscal 2009.  This agreement provides milestone-based payments to fund the procurement of parts and assembly of M-ATVs.  The Company continued to receive significant performance-based payments under this agreement during the first half of fiscal 2010, which contributed to cash on hand of $424.5 million at June 30, 2010.  As the Company nears the conclusion of the M-ATV contract, performance-based payments previously received under that contract are being utilized to pay suppliers.

In addition to cash and cash equivalents, the Company had $522.3 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of June 30, 2010.  Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

Cash Flows

Operating Cash Flows

The Company generated $530.7 million of cash from operating activities during the first nine months of fiscal 2010 compared to $444.0 million during the first nine months of fiscal 2009.  Although operating results improved significantly in the first nine months of fiscal 2010 compared with 2009, fiscal 2010 operating cash flows were negatively affected by the Company’s use of a large amount of customer advances that were received during the fourth quarter of fiscal 2009 to pay suppliers during the first nine months of fiscal 2010.  Also, the Company was able to generate cash from working capital during the first nine months of fiscal 2009 due to the declining sales environment.  Cash generated (used) from changes in significant working capital accounts were as follows (in millions):

	Nine Months Ended
	June 30,
	2010	2009

Receivables, net	$(297.4)	$427.4
Inventories, net	(111.2)	34.3
Prepaids	99.2	13.2
Accounts payable	193.5	(141.6)
Customer advances	(302.6)	114.0
	$(418.5)	$447.3

Changes in receivables, inventories and accounts payable in the first nine months of fiscal 2010 were primarily driven by M-ATV production and sales in the defense segment.  The increase in accounts payable in the first nine months of fiscal 2010 was primarily the result of the fast ramp up of M-ATV production with the Company turning inventory quickly relative to standard payment terms to suppliers.  In September 2009, after receipt of a large M-ATV performance-based payment, the Company prepaid a supplier $100.0 million for inventory deliveries scheduled to occur beginning in fiscal 2010.  The prepayment is recorded within “Other current assets” in the Condensed Consolidated Balance Sheet at September 30, 2009.  The prepayment was fully utilized during the first nine months of fiscal 2010.  As the Company nears the conclusion of the M-ATV contract, performance-based payments previously received under that contract are being utilized to pay suppliers, resulting in the decrease in customer advances in the nine months ended June 30, 2010.  Changes in receivables, inventories and accounts payable in the first nine months of fiscal 2009 were primarily driven by the decrease in non-defense segment sales during the first nine months of fiscal 2009.  The increase in customer advances in the first nine months of fiscal 2009 was due to the timing of payments from the U.S. government on the Family of Heavy Tactical Vehicles (“FHTV”) contract awarded in October 2008.

The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate significantly, from quarter to quarter, due to the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Consolidated days sales outstanding decreased from 33 days at September 30, 2009 to 30 days at June 30, 2010. Defense sales made up 70% of consolidated sales in the third quarter of fiscal 2010 compared to 58% in the fourth quarter of fiscal 2009.  Due to customer advance payments on larger defense program sales, average defense days sales outstanding is generally less than 30 days.  Days sales outstanding on non-defense sales was 48 days at June 30, 2010, consistent with days sales outstanding at September 30, 2009.  Consolidated inventory turns increased from 4.3 times at September 30, 2009 to 7.0 times at June 30, 2010 generally as a result of the high M-ATV production volume during the first nine months of fiscal 2010.

Investing Cash Flows

Cash flows relating to investing activities consist primarily of cash used for capital expenditures.  Net cash used in investing activities in the first nine months of fiscal 2010 was $53.0 million compared to $21.8 million in the first nine months of fiscal 2009.  Capital spending, excluding equipment held for rental, of $59.3 million in the first nine months of fiscal 2010 was up $41.0 million compared to capital spending in the first nine months of fiscal 2009.  In fiscal 2009, the Company sharply curtailed capital spending in response to the global recession.  As a result of additional capital spending required for the FMTV contract and expansion in China, the Company expects consolidated capital spending for fiscal 2010 to approximate $100 million.

Financing Cash Flows

Financing activities consist primarily of proceeds from the issuance of long-term debt and cash used by financing activities consists primarily of repayments of indebtedness.  Financing activities resulted in a net use of cash of $569.2 million during the first nine months of fiscal 2010 compared to $353.0 million during the first nine months of fiscal 2009.  The increase in cash used by financing activities was largely due to $582.2 million of net debt repayment in the first nine months of fiscal 2010 compared to $318.1 million in the first nine months of fiscal 2009.  In addition, a larger number of stock option holders elected to exercise stock options during the third quarter of fiscal 2010 resulting in cash generation of $18.5 million, and the Company suspended dividend payments effective April 2009 resulting in a reduction of $14.9 million in the amount of funds used for dividends in the first nine months of fiscal 2010 compared to the prior year period.

Liquidity

The Company’s primary sources of liquidity are the cash flows generated from operations, availability under the $550.0 million Revolving Credit Facility and available cash and cash equivalents.  In addition to cash and cash equivalents of $424.5 million, the Company had $522.3 million of unused availability under its Revolving Credit Facility as of June 30, 2010.  These sources of liquidity are needed to fund the Company’s working capital requirements and capital expenditures.  Based on the Company’s current outlook for fiscal 2010 and 2011, including the working capital requirements of the M-ATV and FMTV contracts, the Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

In December 2006, the Company entered into a syndicated senior secured credit agreement (the “Credit Agreement”) with various financial institutions, which consisted of a five-year $550.0 million revolving credit facility (the “Revolving Credit Facility”) and two term loan facilities (“Term Loan A” and “Term Loan B,” and collectively, the “Term Loan Facility”).  During the first quarter of fiscal 2010, the Company prepaid the remaining balance under Term Loan A.  The remaining outstanding balance under Term Loan B at June 30, 2010 of $938.6 million is due December 6, 2013.

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

Interest rates on borrowings under the Revolving Credit Facility and Term Loan Facility are variable and are equal to the “Base Rate” (which is equal to the higher of a bank’s reference rate and the federal funds rate plus 0.5%, a bank’s “Prime Rate” or the sum of 1.0% plus the “Off-Shore” rate that would be applicable for an interest period of one month beginning on such day) or the “Off-Shore” or “LIBOR Rate” (which is a bank’s inter-bank offered rate for U.S. dollars in off-shore markets) plus a specified margin.  The margin on the Revolving Credit Facility is subject to adjustment, up or down, based on whether certain financial criteria are met.  At June 30, 2010, the interest rate spread on the Revolving Credit Facility and Term Loan Facility was 600 basis points.  The weighted-average interest rate on Term Loan B borrowings outstanding at June 30, 2010 was 6.54%.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement on January 11, 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt.  The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement (11.105% at June 30, 2010).  The notional amount of the swap at June 30, 2010 was $750 million and reduces to $250 million on December 6, 2010.  Neither the Company nor the counterparty is required to collateralize its obligations under these swaps.  The Company is exposed to loss if the counterparty defaults.  However, the counterparty is a large Aa1 rated global financial institution as of the date of this filing, and the Company believes that the risk of default is remote.

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

As of June 30, 2010, the Company was in compliance with the Leverage Ratio with a ratio of 0.96 to 1.0.

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

As of June 30, 2010, the Company was in compliance with the Interest Coverage Ratio with a ratio of 9.00 to 1.0.

The Credit Agreement limits the amount of dividends, stock repurchases and other types of distributions during any fiscal year in excess of certain limits based upon the Leverage Ratio as of the end of the fiscal quarter preceding the proposed distribution.  When the Leverage Ratio as of the end of a fiscal quarter is greater than 4.0 to 1.0, no such distribution may be made if, after giving effect to such distribution, the aggregate amount of all such payments made in such fiscal quarter would exceed the sum of $0.01 per outstanding share of the Company’s Common Stock plus $250,000 or the aggregate amount of all such payments made in the applicable fiscal year would exceed $3.85 million.  The Company suspended payment of dividends effective April 2009.

Based on the Company’s current outlook, the Company expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Senior Secured Notes

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (collectively, the “Senior Notes”).  The Senior Notes were issued pursuant to an indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein and a trustee.  The Indenture contains customary affirmative and negative covenants.  The Company may redeem the Senior Notes due 2017 and Senior Notes due 2020 for a premium after March 1, 2014 and March 1, 2015, respectively.  Certain of the Company’s subsidiaries fully, unconditionally, jointly and severally guarantee the Company’s obligations under the Senior Notes.  See Note 19 of the Notes to Condensed Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of June 30, 2010.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 74% of the Company’s net sales in the first nine months of fiscal 2010.  No other single customer accounted for more than 10% of the Company’s net sales for this period.  A substantial majority of the Company’s net sales are derived from customer orders received prior to commencing production.

The Company’s backlog as of June 30, 2010 increased 28.9% to $5,204.2 million compared to $4,037.1 million at June 30, 2009.  Defense segment backlog increased 36.5% to $4,462.0 million at June 30, 2010 compared to $3,268.9 million at June 30, 2009 due largely to the award of the FMTV contract in August 2009 and additional delivery orders received under that contract.  Access equipment segment backlog increased 61.5% to $186.5 million at June 30, 2010 compared to $115.4 million at June 30, 2009 due to increased orders for telehandlers, approximately half of which were military telehandlers, in North America and aerial work platforms in Europe, Latin America and Australia.  Fire & emergency segment backlog decreased 17.9% to $474.4 million at June 30, 2010 compared to $577.6 million at June 30, 2009 due largely to weakening domestic municipal markets and the sale of BAI in the first quarter of fiscal 2010.  Backlog at June 30, 2009 included $52.0 million of orders for BAI.  Commercial segment backlog increased 8.2% to $81.3 million at June 30, 2010 compared to $75.2 million at June 30, 2009.  Unit backlog for concrete mixers was up 1,227.3% from an all-time low at June 30, 2009, primarily as a result of increased international orders in the third quarter of fiscal 2010.  Unit backlog for refuse collection vehicles was down 28.0% compared to June 30, 2009 as fiscal 2009 benefited from the timing of large fleet customer orders in fiscal 2009.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed.  Additionally, backlog excludes unfunded portions of the FHTV, MTVR, ID/IQ, LVSR and FMTV contracts.  Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.  Approximately 66% of the Company’s June 30, 2010 backlog is not expected to be filled in fiscal 2010.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates, commodity and foreign currency exchange risk, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, have not materially changed since that report was filed.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2010.  Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2010 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None.

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

The high levels of sales in our defense business in recent years have been due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, and we cannot predict how long these conflicts will last or the demand for our products that will arise out of such events. Accordingly, we cannot provide any assurance that the increased defense business as a result of these conflicts will continue. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of new contract awards that we may receive, such as the M-ATV and FMTV contracts. New vehicle production under the M-ATV contract, which we expect will contribute $4.5 billion to our fiscal 2010 sales, is currently scheduled to continue only through November 2010.  In addition, the bailout of U.S. financial institutions, insurance companies and others as well as the U.S. economic stimulus package and weak tax receipts have put significant pressure on the U.S. federal budget, including the defense budget. Specifically, the President’s defense budget request for fiscal 2011 includes significantly lower funding for purchases of new military vehicles that we manufacture.  Moreover, uncertainty exists regarding the future level of U.S. military involvement in Iraq, where troop levels are currently being reduced, and Afghanistan and the related level of defense funding that will be allocated to support this involvement.  It is too early to assess the magnitude of the adverse impact that federal budget pressures and future defense funding for U.S. military involvement in Iraq and Afghanistan will have on funding for Oshkosh defense programs, but directionally, we expect such funding to decline requiring us to compete successfully on multiple new vehicle and sustainment contracts to be able to generate defense sales at levels achieved during the first three quarters of fiscal 2009 prior to the increase in sales in the fourth quarter of fiscal 2009 attributable to the M-ATV contract.

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

The global economy continues to experience weakness, which has negatively impacted our sales volumes for our access equipment, commercial and fire & emergency products. Continued weakness in U.S. and European housing starts and non-residential construction spending in most geographical areas of the world are further contributing to the lower sales volumes. A lack of significant improvement in non-residential construction spending or continued low levels of construction activity generally may cause future weakness in demand for our products.  Furthermore, municipal tax revenues have weakened, which has impacted demand for fire apparatus. The mobile medical equipment market has been adversely impacted by a reduction in Medicare reimbursement rates and the uncertain health care environment due to the recently enacted health care reform legislation in the U.S.  The towing and recovery equipment market is also being negatively impacted by the global economy and tight credit markets. We cannot provide any assurance that the global economic weakness and tight credit markets will not continue or become more severe. In addition, we cannot provide any assurance that any economic recovery will not progress more slowly than our or market expectations. If the global economic weakness and tight credit markets continue or become more severe, or if any economic recovery progresses more slowly than our market expectations, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits.

We are dependent on U.S. and foreign government contracts for a substantial portion of our business. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

•                  Our business is susceptible to changes in the U.S. defense budget, which may reduce revenues that we expect from our defense business, especially in light of federal budget pressures in part caused by U.S. economic weakness and the uncertainty that exists regarding the future level of U.S. military involvement in Iraq and Afghanistan and the related level of defense funding that will be allocated to support this involvement.

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

•                  The current U.S. Administration has indicated that it supports increased competition for existing defense programs. The Weapon Systems Acquisition Reform Act also requires competition for defense programs in certain circumstances. Accordingly, it is possible that any M-ATV orders for units above the 10,000 unit ceiling provided for in the initial contract award would be competed. Also, it is possible that the U.S. Army and U.S. Marine Corps will compete programs for which we have existing contracts upon their expiration. The U.S. Army is currently investigating processes to compete the FHTV program upon the expiration of our contract and has requested to purchase the design rights to our vehicles under this contract.  Likewise, the U.S. Marine Corps has requested to purchase the design rights to the Medium Tactical Vehicle Replacement (“MTVR”).  Competition for these and other DoD programs we currently have could result in future contracts being awarded to another manufacturer or the contracts being awarded to us at a lower price and earnings margins than the current contracts.

•                  Defense truck contract awards that we receive may be subject to protests by competing bidders, which protests, if successful, could result in the DoD revoking part or all of any defense truck contract it awards to us and our inability to recover amounts we have expended in anticipation of initiating production under any such contract.

•                  Most of our government contracts, including the FMTV contract, are fixed-price contracts, and our actual costs on any of these contracts may exceed our projected costs, which could result in profits lower than historically realized or than we anticipate or net losses under these contracts.  In particular, the start up of production for the FMTV program could involve cost overruns to ensure that vehicles are delivered on time and according to specifications. These cost overruns could cause the profit margins on the FMTV program to be significantly lower than expected.

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

•                  Our defense products undergo rigorous testing by the customer and are subject to highly technical requirements. Any failure to pass these tests or to comply with these requirements could result in unanticipated retrofit costs, delayed acceptance of trucks, late or no payments under such contracts or cancellation of the contract to provide vehicles to the government. We have recently delivered test vehicles to the U.S. government for the FMTV contract. Any failure to pass FMTV contract testing could subject us to these risks.

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

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. Approximately 86% of these intangibles are concentrated in the access equipment segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of trademarks and trade names as of the acquisition date. Goodwill and indefinite-lived intangible assets that are expected to contribute indefinitely to our cash flows are not amortized, but instead are evaluated for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In testing for impairment, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include a prolonged period for the current global economic weakness and tight credit markets, further decline in economic conditions or a slow, weak economic recovery, as well as sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in interest rates, or other factors leading to reductions in expected long-term sales or profitability. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

We have a substantial amount of debt.  Our current debt levels, including the associated financing costs and restrictive covenants, could limit our flexibility in managing our business and increase our vulnerability to general adverse economic and industry conditions.

As a result of the JLG acquisition, we have a substantial amount of debt.  Our credit agreement contains financial and restrictive covenants which, among other things, require us to satisfy quarter-end financial ratios, including a leverage ratio, a senior secured leverage ratio and an interest coverage ratio.  Our ability to meet the financial ratios in such covenants may be affected by a number of risks or events, including the risks described in this Form 10-Q and events beyond our control.  The indenture governing our senior notes also contains restrictive covenants.  Any failure by us to comply with these restrictive covenants or the financial and restrictive covenants contained in our credit agreement could have a material adverse effect on our financial condition, results of operations and debt service capability.

Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings.  Our current long-term debt ratings are B+ with “positive” outlook from Standard & Poor’s Rating Services and B1 with “stable” outlook from Moody’s Investors Service.  Any downgrade to our credit ratings, such as the downgrades that occurred in the first half of fiscal 2009, could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facility amendments more costly and/or difficult to obtain.  In particular, under the terms of our credit agreement, we would incur a usage fee equal to 0.50% per annum on the aggregate principal amount of all outstanding loans under the credit agreement for any day on which we have a corporate family rating from Moody’s Investors Service of B3 with “negative” watch or lower or a corporate credit rating from Standard & Poor’s Rating Services of B- with “negative” watch or lower.

We had approximately $1.44 billion of debt outstanding as of June 30, 2010, which consisted primarily of a $939 million term loan under our credit agreement that matures in December 2013 and $500 million of senior notes, $250 million of which mature in March 2017 and $250 million of which mature in March 2020. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control.  While we have recently experienced strong earnings and significant debt reduction due largely to M-ATV contract sales in the defense segment, the current weak economic conditions and tight credit markets could become more severe or prolonged, government funding levels for military programs that we currently have under contract could decline significantly, military programs that we currently have under contract could be competed or changes could occur that alter our ability to effectively compete in our markets.  Should one or more of these events occur, conditions could arise which could limit our ability to generate sufficient cash flows or access borrowings to enable us to fund our liquidity needs, further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

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

•                  Limit our ability to obtain additional financing in the future to fund growth working capital, capital expenditures, new product development expenses and other general corporate requirements;

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

We purchase, directly and indirectly through component purchases, significant amounts of steel, petroleum based products and other raw materials annually. During fiscal 2008, steel and fuel prices increased significantly resulting in us paying higher prices for these items. Although fuel and steel prices declined sharply in fiscal 2009, the cost of both of these items has increased during the first nine months of fiscal 2010 and there are indications that the costs of fuel and steel may continue to fluctuate significantly in the future. Although we have firm, fixed-price contracts for some steel requirements and have some firm pricing contracts for components, we may not be able to hold all of our steel and component suppliers to pre-negotiated prices or negotiate timely component cost decreases commensurate with any steel and fuel cost decreases. Without limitation, these conditions could impact us in the following ways:

•                  In the access equipment, fire & emergency and commercial segments, we implemented selling price increases to recover increased steel, component and fuel costs experienced in fiscal 2008. However, any such new product prices applied only to new orders, and we were not able to recover all cost increases from customers due to the amount of orders in our backlog prior to the effective dates of new selling prices. In the access equipment segment, some customers reacted adversely to these price increases in light of the subsequent declines in fuel and steel prices, and competitive conditions limited price increases in a time of a global recession. Given the current weak economic conditions, it is possible that any price increases in any of our markets in response to rising costs could adversely impact sales levels. Price increases implemented in response to significantly higher fuel and steel prices were largely removed during the second half of fiscal 2009. If fuel and steel costs increase further in the future, there are no assurances that we will be able to raise prices sufficiently to fully offset the impact of the higher fuel and steel costs.

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

As a result of the accelerated timetable from product design to full-scale production, the accelerated production schedule and limited field testing under the M-ATV contract, these vehicles could encounter systemic failures during fielding and use of the vehicles for which we may have responsibility if they occur.  We have established reserves for the estimated cost of such systemic-type repairs based upon historical warranty rates of other defense programs in which we participate.  If systemic issues arise, warranty costs could be in excess of the established reserves.  If the DoD identifies systemic issues, that could also impact our ability to win future business with the DoD or other foreign military customers, which, along with the other risks related to our costs under this program, would adversely affect our future earnings and cash flows.

Our objective is to expand international operations, the conduct of which subjects us to risks that may have a material adverse effect on our business.

Expanding international sales is a part of our growth strategy. Our outlook depends in part upon increases in international orders and sales that may not materialize. International operations and sales are subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government regulations and the effects of income and withholding taxes, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenues and earnings. As a result of our international operations and sales, we are subject to the Foreign Corrupt Practice Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Our international activities create the risk of unauthorized payments or offers of payments in violation of the FCPA by one of our employees, consultants, sales agents or distributors, because these parties are not always subject to our control. Any violations of the FCPA could result in significant fines, criminal sanctions against us or our employees, and prohibitions on the conduct of our business, including our business with the U.S. government.  We are also increasingly subject to export control regulations, including, without limitation, the United States Export Administration Regulations and the International Traffic in Arms Regulations. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

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

Disruptions within our dealer network could adversely affect our business.

Although we sell the majority of our products directly to the end user, we market, sell and service products through a network of independent dealers in the fire & emergency segment and in a limited number of markets for the access and commercial segments. As a result, our business with respect to these products is influenced by our ability to establish and manage new and existing relationships with dealers.  While we have relatively low turnover of dealers, from time to time, we or a dealer may choose to terminate the relationship as a result of difficulties that our independent dealers experience in operating their businesses due to economic conditions or other factors, or as a result of an alleged failure by us or an independent dealer to be in compliance with the terms of our dealer agreement.  We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business. However, disruption of dealer coverage within a specific state or other geographic market could cause difficulties in marketing, selling or servicing our products and have an adverse effect on our business, operating results or financial condition.

In addition, our ability to terminate our relationship with a dealer is limited due to state dealer laws, which generally provide that a manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with required notices.  Under many state laws, dealers may protest termination notices or petition for relief from termination actions.  Responding to these protests and petitions may cause us to incur costs and, in some instances, could lead to litigation resulting in lost opportunities with other dealers or lost sales opportunities, which may have an adverse effect on our business, operating results or financial condition.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of Common Stock.  The Company did not repurchase any shares under this authorization during the quarter ended June 30, 2010.  As of June 30, 2010, the Company had repurchased 2,769,210 shares under this program at a cost of $6.6 million, leaving the Company with authority to repurchase 3,230,790 shares of Common Stock under this program.  There is no expiration date associated with the Board authorization.  The Company’s Credit Agreement restricts the Company’s ability to repurchase shares of its Common Stock through financial covenants.  The Credit Agreement also limits the amount of dividends, stock repurchases and other types of distributions to shareholders during any fiscal year in excess of certain limits based upon the leverage ratio as of the end of the fiscal quarter preceding the proposed distribution.  When the leverage ratio as of the end of a fiscal quarter is greater than 4.0 to 1.0, then no such distribution may be made if, after giving effect to such distribution, the aggregate amount of all such payments made in such fiscal quarter would exceed the sum of $0.01 per outstanding share of the Company’s Common Stock plus $250,000 or the aggregate amount of all such payments made in the applicable fiscal year would exceed $3.85 million.  The Company’s Indenture also contains restrictive covenants that may limit the Company’s ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders.

ITEM 6.          EXHIBITS

Exhibit No.	Description

10.1

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Thomas D. Fenner, Gregory L. Fredericksen, R. Andy Hove, Wilson R. Jones and Michael K. Rohrkaste (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).

10.2	Consulting Employee Agreement, dated as of June 30, 2010, by and between Oshkosh Corporation and Craig E. Paylor.

10.3	Confidentiality and Loyalty Agreement, dated as of June 30, 2010, by and between Oshkosh Corporation and Craig E. Paylor.

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 2, 2010.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 2, 2010.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated August 2, 2010.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated August 2, 2010.

101

The following materials from Oshkosh Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH CORPORATION

August 2, 2010	/S/ Robert G. Bohn
Robert G. Bohn
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 2, 2010	/S/ David M. Sagehorn
David M. Sagehorn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 2, 2010	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek
Senior Vice President Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Thomas D. Fenner, Gregory L. Fredericksen, R. Andy Hove, Wilson R. Jones and Michael K. Rohrkaste (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).

10.2	Consulting Employee Agreement, dated as of June 30, 2010, by and between Oshkosh Corporation and Craig E. Paylor.

10.3	Confidentiality and Loyalty Agreement, dated as of June 30, 2010, by and between Oshkosh Corporation and Craig E. Paylor.

31.1	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 2, 2010.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 2, 2010.

32.1	Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated August 2, 2010.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated August 2, 2010.

101

The following materials from Oshkosh Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.