Form 10-K
period 2010-09-30
OSHKOSH CORP
filed 2010-11-18
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

At March 31, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $3,617,485,910 (based on the closing price of $40.34 per share on the New York Stock Exchange as of such date).

As of November 15, 2010, 90,717,689 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 1, 2011 (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

OSHKOSH CORPORATION

FISCAL 2010 ANNUAL REPORT ON FORM 10-K

As used herein, the “Company,” “we,” “us” and “our” refers to Oshkosh Corporation and its consolidated subsidiaries.  “Oshkosh” refers to Oshkosh Corporation, not including JLG Industries, Inc. and its wholly-owned subsidiaries (“JLG”), Pierce Manufacturing Inc. (“Pierce”), McNeilus Companies, Inc. (“McNeilus”) and its wholly-owned subsidiaries, Kewaunee Fabrications, LLC (“Kewaunee”), Medtec Ambulance Corporation (“Medtec”), JerrDan Corporation (“JerrDan”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”), Oshkosh Specialty Vehicles, Inc., AK Specialty Vehicles B.V. and their wholly-owned subsidiaries (together, “OSV”) and Iowa Mold Tooling Co., Inc. (“IMT”) or any other subsidiaries.

The “Oshkosh®,” “JLG®,” “Jerr-Dan®,” “Pierce®,” “Frontline™,” “MEDTEC®,” “SMIT™,” “McNeilus®,” “CON-E-CO®,” “London®,” “IMT®,” “SkyTrak®,” “Lull®,” “Toucan®,” “Revolution®,” “Command Zone™,” “All-Steer®,” “TAK-4®,” “Hercules™,” “Husky™,” “Velocity™,” “Impel™,” “Smart-Pak®,” “PUC™,” “Liftpod™,” “ClearSky™,” “Auto Reach®,” “Sky-Arm®,” “TerraMax™“ and “ProPulse®“ trademarks and related logos are trademarks or registered trademarks of the Company.  All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.

All references herein to earnings per share refer to earnings per share assuming dilution, unless noted otherwise.

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

Cautionary Statement About Forward-Looking Statements

The Company believes that certain statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements located elsewhere in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements.  When used in this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A of Part I of this report.

All forward-looking statements, including those under the caption “Executive Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” speak only as of November 18, 2010.  The Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K.  Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

PART I

ITEM 1.                BUSINESS

The Company

The Company is a leading designer, manufacturer and marketer of a broad range of specialty vehicles and vehicle bodies.  The Company partners with customers to deliver superior solutions that safely and efficiently move people and materials at work, around the globe, and around the clock.  The Company began business in 1917 and was among the early pioneers of four-wheel drive technology.  The Company operates in four reportable segments for financial reporting purposes: defense, access equipment, fire & emergency and commercial, which comprised 73%, 13%, 9% and 5%, respectively, of the Company’s consolidated net sales in fiscal 2010.  See Note 21 to the Consolidated Financial Statements for financial information related to the Company’s business segments.

The Company has sold products to the U.S. Department of Defense (“DoD”) for over 80 years.  In 1981, Oshkosh was awarded the first Heavy Expanded Mobility Tactical Truck (“HEMTT”) contract for the DoD, and thereafter its defense segment developed into the DoD’s leading supplier of severe-duty, heavy-payload tactical trucks.  In recent years, Oshkosh has broadened its defense product offerings to become the leading manufacturer of severe-duty, heavy- and medium-payload tactical trucks for the DoD, manufacturing vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for combat units.  In June 2009, the DoD awarded the Company a sole source contract for MRAP All Terrain Vehicles (“M-ATVs”), the Company’s first major entry into the market for light tactical vehicles.  In August 2009, the DoD awarded the Company a five-year requirements contract for the production of up to 23,000 medium-payload tactical vehicles and trailers as well as supporting services and engineering under the U.S. Army’s Family of Medium Tactical Vehicles (“FMTV”) Rebuy program.

In fiscal 2007, the Company acquired JLG, a global manufacturer of aerial work platforms and telehandlers used in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights.  JLG forms the base of the Company’s access equipment segment.  JLG’s customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and the U.S. military.  During fiscal 2010, in conjunction with the appointment of a new access equipment segment president, the Company transferred operational responsibility of JerrDan from the fire & emergency segment to the access equipment segment.  As a result, JerrDan has been included with the access equipment segment for financial reporting purposes.  Historical information has been reclassified to include JerrDan in the access equipment segment for all periods presented.  JerrDan, which the Company acquired in fiscal 2004, manufactures traditional tow trucks (“wreckers”) and roll-back vehicle carriers (“carriers”) sold to towing companies in the U.S. and abroad.

The Company’s fire & emergency segment manufactures commercial and custom firefighting vehicles and equipment, aircraft rescue and firefighting (“ARFF”) vehicles, snow removal vehicles, ambulances and other emergency vehicles primarily sold to fire departments, airports and other governmental units in the Americas and abroad; mobile medical trailers sold to hospitals and third-party medical service providers in the U.S. and Europe; and broadcast vehicles sold to broadcasters and television stations in the Americas and abroad.

The Company’s commercial segment manufactures rear- and front-discharge concrete mixers, refuse collection vehicles, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in North America and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the Americas and abroad.

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

Diversified Product Offering.  The Company believes its broad product offerings and target markets serve to diversify its sources of revenues, mitigate the impact of economic cycles and provide multiple platforms for potential organic growth and acquisitions.  For each of its target markets, the Company has developed or acquired a broad product line in an effort to become a single-source provider of specialty vehicles, vehicle bodies, parts and service and related products to its customers.  In addition, the Company has established an extensive domestic and international distribution system for specialty vehicles and vehicle bodies tailored to each market.

Quality Products and Customer Service.  The Company has developed strong brand recognition among its products as a result of its commitment to meet the stringent product quality and reliability requirements of its customers in the specialty vehicle and vehicle body markets it serves.  The Company also achieves high quality customer service through its extensive parts and service support programs, which are generally available to customers 365 days a year in all product lines throughout the Company’s distribution systems.

Innovative and Proprietary Components.  The Company’s advanced design and engineering capabilities have contributed to the development of innovative and/or proprietary, severe-duty components that enhance vehicle performance, reduce manufacturing costs and strengthen customer relationships.  The Company’s advanced design and engineering capabilities have also allowed it to integrate many of these components across various product lines, which enhances its ability to compete for new business and reduces its costs to manufacture its products compared to manufacturers who simply assemble purchased components.  Examples of the Company’s innovative components include:

•                  The TAK-4 independent suspension system, which the Company is able to install on other manufacturers’ Mine Resistant Ambush Protected (“MRAP”) vehicles and which the Company believes was critical to the Company winning the M-ATV contract;

•                  The Pierce Ultimate Configuration (“PUC”) vehicle configuration, which eliminates the bulky pumphouse from firefighting vehicles, making such vehicles easier to use and service;

•                  The pulse technology on the Company’s new Global Striker, which allows the customer to deliver dry chemical powder 90 feet;

•                  The integration of compressed natural gas to power McNeilus’ refuse collection vehicles and concrete mixers, which reduces fuel costs and emissions; and

•                  ClearSky telematics solution for JLG aerial work platforms, which remotely connects a rental fleet, providing information on location, operating status and equipment health.

Flexible and Efficient Manufacturing.  Over the past 14 years, the Company has significantly increased manufacturing efficiencies.  The Company believes it has competitive advantages over larger vehicle manufacturers in its specialty vehicle markets due to its manufacturing flexibility, vertical integration, purchasing power in specialty vehicle components and custom fabrication capabilities.  In addition, the Company believes it has competitive advantages over smaller vehicle and vehicle body manufacturers due to its relatively higher volumes of similar products that permit the use of moving assembly lines and which allow it to leverage purchasing power opportunities across product lines.  The Company believes its ability to meet the aggressive delivery requirements for more than 7,500 M-ATVs and the launch of FMTV production in fiscal 2010 are examples of its robust manufacturing and supply chain capabilities.  In addition to the Company’s existing defense truck manufacturing facilities in Oshkosh, Wisconsin, in fiscal 2010, the Company assembled M-ATV crew capsules and complete M-ATVs at its JLG manufacturing facility in McConnellsburg, Pennsylvania.

Strong Management Team.  The Company is led by Chairman and Chief Executive Officer (“CEO”) Robert G. Bohn and President and Chief Operating Officer Charles L. Szews who have been employed by the Company since 1992 and 1996, respectively.  Messrs. Bohn and Szews are complemented by an experienced senior management team that has been assembled through internal promotions, new hires and acquisitions.  The management team has successfully executed a strategic reshaping and expansion of its business since 1996, which has positioned the Company to significantly improve its financial and operating performance.

On September 21, 2010, the Company announced that Mr. Bohn had elected to retire as CEO effective December 31, 2010.  In conjunction with Mr. Bohn’s announcement, the Company announced that Mr. Szews had been elected to succeed Mr. Bohn as CEO in addition to Mr. Szews’ role as President, effective January 1, 2011.  Mr. Richard M. Donnelly, a current member of the Company’s Board of Directors, will succeed Mr. Bohn as Chairman of the Board of Directors, effective as of the date of the Company’s Annual Meeting of Shareholders to be held on February 1, 2011, assuming that shareholders reelect Mr. Donnelly as a director at that meeting.

Business Strategy

The Company is focused on increasing its net sales, profitability and cash flow and strengthening its balance sheet by capitalizing on its competitive strengths and pursuing a comprehensive, integrated business strategy.  Key elements of the Company’s business strategy include:

Pursuing Global Growth.  The Company plans to continue its focus on those specialty vehicle and vehicle body markets where it has or can acquire strong market positions over time and where it believes it can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability.  Business development teams actively pursue new customers, including those in adjacent markets.  In addition, the Company believes that opportunities exist to develop or increase distribution of its products, particularly in the access equipment segment, in global markets including developing countries in Asia, Eastern Europe, the Middle East and Latin America.  In pursuit of this strategy, the Company opened a 193,000 square foot facility in Tianjin, China in May 2010 to produce JLG access equipment for the Asian market.  After the Company accomplishes its plan to further reduce its debt, it intends to selectively pursue strategic acquisitions, both domestically and internationally, to enhance the Company’s product offerings and expand its international presence in specialty vehicle and vehicle body markets.

Focusing on Total Product Life Cycle Management.  The Company generally sells lines of premium products in each of its markets and seeks to provide superior quality and service in each market to sustain its premium product positioning.  In times of weak economic conditions, the Company believes that providing superior quality and service is even more important as customers look to partner with suppliers they know will be there to help them through such conditions.  Each of the Company’s businesses maintains active programs involving customer outreach, design and manufacturing quality and supplier certification to assure superior product quality.  The Company also achieves high quality customer service through its extensive parts and service support programs, which are generally available to customers 365 days a year in all product lines throughout the Company’s distribution systems.

Embracing Operational Excellence.  The Company seeks to deliver high performance products to customers at both low total product life cycle costs and low acquisition prices.  Historically, the Company has utilized teams of industrial engineers and procurement specialists to re-engineer manufacturing processes and leverage purchasing volumes to meet these objectives.  The Company also utilizes a comprehensive, lean enterprise focus to continue its drive to be a low cost producer in all of its product lines and to deliver low product life cycle costs for its customers.  Lean is a methodology to eliminate non-value added work from a process stream.  During the last few years, the Company has implemented this strategy by:

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

•                  Creating a new global manufacturing team to further promote quality and lean initiatives; and

•                  Launching the Oshkosh Operating System (“OOS”) to create common practices across the Company to enhance its performance.  The OOS is a system of doing business that is focused on serving and delighting customers by utilizing continuous improvement and lean practices.  The Company believes that the launch of the OOS will enable it to sustain superior performance for its customers, shareholders, employees and other stakeholders.

As a result of this focus, the Company expects to more efficiently utilize its manufacturing facilities and reduce product costs, manufacturing lead times and new product development cycle times over the next several years.

Introducing New Products.  The Company intends to maintain its emphasis on new product development as it seeks to expand sales by leading its core markets in the introduction of new or improved products and new technologies, through internal development, licensing of technology or strategic acquisitions.  The Company actively seeks to commercialize emerging technologies that are capable of expanding customer uses of its products.

Retaining and Recruiting Superior Talent.  To serve its customers, the Company requires talented and top-performing employees.  The Company uses a comprehensive framework to continuously seek to raise the talent levels across the Company.  Employee talent is regularly assessed to provide visibility to performance, future potential and development activities.  With a continuous focus on the Company’s human capital and projected talent requirements, the Company follows a “plan-do-check-act” model with periodic talent reviews completed at the department, segment and corporate levels, respectively.  Where opportunities are identified to strengthen the Company’s talent depth externally, the Company utilizes a structured candidate interview and selection process, which emphasizes both technical knowledge as well as other priority competencies for each position.  Expanding the diversity of the Company’s global talent is also an area of emphasis through outreach initiatives conducted throughout the organization.  Finally, as the Company’s global footprint expands, it expects to develop locally competitive compensation and benefit programs in the context of the Company’s global compensation and benefits strategy.

Products

The Company is focused on the following core segments of the specialty vehicle and vehicle body markets:

Defense segment.  The Company has sold products to the DoD for over 80 years.  By successfully responding to the DoD’s changing vehicle requirements, the Company has become the leading manufacturer of severe-duty, heavy- and medium-payload tactical trucks for the DoD.  The Company manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for combat units.  The Company’s proprietary military all-wheel drive product line of heavy-payload tactical trucks includes the HEMTT, the Heavy Equipment Transporter (“HET”), the Palletized Load System (“PLS”), the Common Bridge Transporter and the Logistic Vehicle System Replacement (“LVSR”).  The Company’s proprietary military medium-payload tactical trucks include the Medium Tactical Vehicle Replacement (“MTVR”), the FMTV and the Medium Tactical Truck (“MTT”), a line of lower-cost, severe-duty, medium-payload tactical trucks suitable for less demanding requirements than the MTVR.  The Company’s proprietary M-ATV, including the Company’s recently designed M-ATV ambulance, cargo and utility variants, is the Company’s first major entry into the light tactical vehicle market.  The M-ATV was specially designed with superior survivability as well as extreme off-road mobility for use in small unit combat operations for the current conflict in Afghanistan.  The Company also exports tactical trucks to approved foreign customers.

In October 2008, the DoD awarded the Company a three-year, firm, fixed-priced requirements contract for the continued production of the Family of Heavy Tactical Vehicles (“FHTV”).  Through September 30, 2010, the Company has received orders totaling $5.4 billion under this contract.  The contract includes the production of the HEMTT, HEMTT-ESP, PLS and PLS Trailer as well as associated logistics and configuration management support.

In June 2009, the DoD awarded the Company a sole source contract for M-ATVs and associated aftermarket parts packages.  During fiscal 2010, the Company delivered 7,539 M-ATVs and related aftermarket parts & service under the contract with a combined sales value of $4.48 billion.  As of September 30, 2010, the defense segment had approximately $750 million of backlog related to the M-ATV program, including 322 vehicles.  The Company expects that it will complete deliveries, under orders it has to date, of M-ATVs by November 2010 and associated aftermarket parts by September 2011.

In August 2009, the DoD awarded the Company a contract with an initial order of $280.9 million for the production and delivery of 2,571 trucks and trailers under the U.S. Army’s FMTV Rebuy program.  The FMTV Rebuy program is a five-year requirements contract for the production of up to 23,000 vehicles and trailers as well as support services and engineering.  Through September 30, 2010, the Company has received orders totaling $1.3 billion under this contract.

In addition to retaining its current defense truck contracts, the Company’s objective is to continue to diversify into other areas of the U.S. and international defense truck markets by expanding applications, uses, and vehicle body styles of its current tactical truck lines.  As the Company enters tactical truck competitions in the defense market segment, the Company believes it has multiple competitive advantages, including:

•                  Truck engineering and testing.  DoD and international truck contract competitions require significant defense truck engineering expertise to ensure that truck designs excel under demanding test conditions.  The Company has teams of engineers and draftsmen and engages contract engineers to support current business and truck contract competitions.  These personnel have significant expertise designing new trucks, using sophisticated computer-aided tools, supporting grueling testing programs at test sites and submitting detailed, comprehensive, successful contract proposals.

•                  Proprietary components.  The Company’s patented TAK-4 independent suspension and proprietary transfer case enhance truck off-road performance.  In addition, because these are two of the higher cost components in a truck, the Company has a competitive cost advantage based on the in-house manufacturing of these two truck components.  The Company’s Command Zone tool also simplifies maintenance troubleshooting.

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

•                  Flexible manufacturing.  The Company’s ability to produce a variety of truck models on the same moving assembly line permits it to avoid new facility costs on most new contracts and maintain competitive manufacturing efficiencies. In addition, the Company is able to leverage its global manufacturing scale to supplement its existing defense truck manufacturing facilities in Oshkosh, Wisconsin.  The Company’s decision to co-locate M-ATV production at its JLG manufacturing facility in McConnellsburg, Pennsylvania during fiscal 2010 provided the Company a competitive advantage.

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

Access equipment segment.  JLG manufactures aerial work platforms and telehandlers used in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights.  In addition, through a long-term license with Caterpillar, JLG produces Caterpillar-branded telehandlers for distribution through the worldwide Caterpillar Inc. dealer network through 2025.

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

JLG also arranges equipment financing and leasing solutions for its customers, primarily through private-label arrangements with independent third-party financial companies, and provides credit support in connection with these financing and leasing arrangements.  Financing arrangements that JLG offers or arranges through this segment include installment sale contracts, capital leases, operating leases and rental purchase guarantees.  Terms of these arrangements vary depending on the type of transaction, but typically range between 36 and 72 months and generally require the customer to be responsible for insurance, taxes and maintenance of the equipment, and to bear the risk of damage to or loss of the equipment.

Through JerrDan, the Company is a leading manufacturer and marketer of towing and recovery equipment in the U.S.  The Company believes JerrDan is recognized as an industry leader in quality and innovation.  JerrDan offers a complete line of both carriers and wreckers.  In addition to manufacturing equipment, JerrDan provides its customers with one-stop service for carriers and wreckers and generates revenue from the installation of equipment, as well as the sale of chassis and service parts.

Fire & emergency segment.  Through Pierce, the Company is the leading domestic manufacturer of fire apparatus assembled on custom chassis, designed and manufactured to meet the special needs of firefighters.  Pierce also manufactures fire apparatus assembled on commercially available chassis, which are produced for multiple end-customer applications.  Pierce’s engineering expertise allows it to design its vehicles to meet stringent industry guidelines and government regulations for safety and effectiveness.  Pierce primarily serves domestic municipal customers, but also sells fire apparatus to the DoD, airports, universities and large industrial companies, and in international markets.  Pierce’s history of innovation and research and development in consultation with firefighters has resulted in a broad product line that features a wide range of innovative, high-quality custom and commercial firefighting equipment with advanced fire suppression capabilities.  In an effort to be a single-source supplier for its customers, Pierce offers a full line of custom and commercial fire apparatus and emergency vehicles, including pumpers, aerial and ladder trucks, tankers, light-, medium- and heavy-duty rescue vehicles, wildland rough terrain response vehicles, mobile command and control centers, bomb squad vehicles, hazardous materials control vehicles and other emergency response vehicles.

The Company, through its Oshkosh brand, is among the leaders in sales of ARFF vehicles to domestic and international airports.  These highly-specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency.  Many of the world’s largest airports, including LaGuardia International Airport, O’Hare International Airport, Hartsfield-Jackson International Airport (Atlanta) and Dallas/Fort Worth International Airport in the U.S. and airports located in Shanghai, Hangzhou, and Beijing, China, and Dubai, United Arab Emirates, are served by the Company’s ARFF vehicles.  The Company believes that the performance and reliability of its ARFF vehicles contribute to the Company’s strong position in this market.

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

Through OSV, the Company is one of the leading manufactures of mobile medical trailers for North American and European medical centers and service providers.  OSV is the only mobile medical trailer manufacturer certified by all major original equipment manufacturers of medical diagnostic imaging equipment - General Electric Company, Royal Philips Electronics and Siemens AG.  OSV also manufactures mobile command and control centers and simulation units for sale to police forces, fire departments, the DoD and other government agencies in the U.S.

The Company, through its Frontline brand, is a leading manufacturer, system designer and integrator of television broadcast, satellite news gathering and microwave transmission electronic news gathering vehicles for broadcasters, TV stations, broadcast production and radio stations in the Americas and abroad.  The Company’s vehicles have been used to broadcast the NFL Superbowl, the FIFA World Cup and the Olympics.

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

Commercial segment.  Through McNeilus, the Company is a leading manufacturer of refuse collection vehicles for the waste services industry throughout the Americas.  Through Oshkosh, McNeilus, London and CON-E-CO, the Company is a leading manufacturer of front- and rear-discharge concrete mixers and portable and stationary concrete batch plants for the concrete ready-mix industry throughout the Americas.  Through IMT, the Company is a leading North American manufacturer of field service vehicles and truck-mounted cranes for the construction, equipment dealer, building supply, utility, tire service and mining industries.  The Company believes its commercial segment vehicles and equipment have a reputation for efficient, cost-effective, dependable and low maintenance operation.

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

Marketing, Sales, Distribution and Service

The Company believes it differentiates itself from many of its competitors by tailoring its distribution to the needs of its specialty vehicle and vehicle body markets and with its national and global sales and service capabilities.  Distribution personnel demonstrate to customers how to use the Company’s vehicles and vehicle bodies properly.  In addition, the Company’s flexible distribution is focused on meeting customers on their terms, whether on a job site, in an evening public meeting or at a municipality’s offices, compared to the showroom sales approach of the typical dealers of large vehicle manufacturers.  The Company backs all products with same-day parts shipment, and its service technicians are available in person or by telephone to domestic customers 365 days a year.  The Company believes its dedication to keeping its products in-service in demanding conditions worldwide has contributed to customer loyalty.

The Company provides its salespeople, representatives and distributors with product and sales training on the operation and specifications of its products.  The Company’s engineers, along with its product managers, develop operating manuals and provide field support at vehicle delivery.

U.S. dealers and representatives enter into agreements with the Company that allow for termination by either party generally upon 90 days notice, subject to applicable laws.  Dealers and representatives, except for those utilized by JLG, JerrDan, Medtec and IMT, are generally not permitted to market and sell competitive products.

Defense segment.  The Company sells substantially all of its domestic defense products directly to principal branches of the DoD.  The Company maintains a liaison office in Washington, D.C. to represent its interests with Congress, the offices of the Executive Branch of the U.S. government and other national government agencies and the Pentagon.  The Company locates business development and engineering professionals near the principal U.S. Army and Marine Corps Commands that it serves.  The Company also sells and services defense products to approved foreign governments directly through a limited number of international sales offices, through dealers, consultants and representatives and through the U.S. Foreign Military Sales (“FMS”) program.

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

Logistics services are increasingly important to the DoD, especially following the commencement of Operation Iraqi Freedom and Operation Enduring Freedom. The Company believes that its proven worldwide logistics capabilities and internet-based ordering, invoicing and electronic payment systems have significantly contributed to the expansion of its defense parts and service business since fiscal 2002, following the commencement of Operation Iraqi Freedom and Operation Enduring Freedom.  The Company maintains a large parts distribution warehouse network in Milwaukee, Wisconsin to fulfill stringent parts delivery schedule requirements, as well as satellite facilities near DoD bases in the U.S., Europe, Asia and the Middle East.  The Company has been particularly active in recent years performing maintenance and armoring services for the DoD at areas near or in the theater of military conflicts.

Access equipment segment.  JLG’s products are marketed in over 3,500 locations across six continents through independent rental companies and distributors that purchase JLG products and then rent or sell them and provide service support, as well as through other sales and service branches or organizations in which the Company holds equity positions.  JLG’s sales force is comprised of approximately 100 employees worldwide.  Sales employees are dedicated to specific major customers, channels or geographic regions.  JLG’s sales employees in Europe and the rest of the world are spread among JLG’s approximately 20 international sales and service offices.

JLG produces telehandlers under an exclusive license from Caterpillar Inc. and sells the Caterpillar-branded telehandlers to the worldwide Caterpillar distribution network through a dedicated JLG sales and service team.  JLG also produces a line of telehandlers for the agricultural market under a license from SAME Deutz-Fahr and sells SAME Deutz-Fahr-branded telehandlers directly to SAME Deutz-Fahr’s dealer network.

JLG and an unaffiliated third-party are joint venture partners in RiRent Europe, B.V. (“RiRent”).  RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe.  The re-rental fleet provides rental companies with equipment to support short notice rental requirements.  RiRent does not provide rental services directly to end users.

JerrDan markets its carriers and wreckers through its network of approximately 55 independent distributors, supported by JerrDan’s direct sales force.

Fire & emergency segment.  The Company believes the geographic breadth, size and quality of its Pierce fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors.  Pierce’s fire apparatus are sold through over 30 independent sales and service organizations with more than 275 sales representatives in the U.S. and Canada, which combine broad geographical reach with frequency of contact with fire departments and municipal government officials.  These sales and service organizations are supported by approximately 75 product and marketing support professionals and contract administrators at Pierce.  The Company believes frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council, fire department, purchasing, finance and mayoral offices, among others, that may participate in a fire apparatus bid and selection.  After the sale, Pierce’s nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service.  Pierce also sells directly to the DoD and other U.S. government agencies.  Many of the Pierce fire apparatus sold to the DoD are placed in service at U.S. military bases, camps and stations overseas.  Additionally, Pierce sells fire apparatus to numerous international municipal and industrial fire departments through a network of international dealers.  The Company markets its Frontline-branded broadcast vehicles through sales representatives and its Frontline-branded command vehicles through both sales representatives and dealer organizations that are directed at government and commercial customers.

The Company markets its Oshkosh-branded ARFF vehicles through a combination of five direct sales representatives domestically and over 60 representatives and distributors in international markets.  Certain of these international representatives and distributors also handle Pierce products.  The Company has 30 full-time sales and service representatives and 20 distributor locations focused on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities in the U.S. and Canada.  In addition, the Company maintains offices in Dubai, United Arab Emirates and Beijing, China to support airport product vehicle sales in the Middle East, China and Southeast Asia.

Medtec sells ambulances through more than 20 independent distributor organizations with over 70 representatives focused on sales to the U.S. ambulance market.  OSV markets its mobile medical trailers through five in-house sales and service representatives in the U.S. and one in-house sales and service representative in Europe.

Commercial segment.  The Company operates 20 distribution centers with over 140 in-house sales and service representatives in the U.S. to sell and service refuse collection vehicles, rear- and front-discharge concrete mixers and concrete batch plants.  These centers are in addition to sales and service activities at the Company’s manufacturing facilities, and they provide sales, service and parts distribution to customers in their geographic regions.  Two of the distribution centers also have paint facilities and can provide significant additional paint and mounting services during peak demand periods.  The Company also uses approximately 30 independent sales and service organizations to market its CON-E-CO branded concrete batch plants.  The Company believes this network represents one of the largest concrete mixer, concrete batch plant and refuse collection vehicle distribution networks in the U.S.

In Canada, the Company operates one distribution center with eight outside and in-house sales and service representatives to sell and service its rear-discharge concrete mixers, refuse collection vehicles and concrete batch plants.

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

The Company also has established an extensive network of representatives and dealers throughout the Americas for the sale of Oshkosh, McNeilus, CON-E-CO and London concrete mixers, concrete batch plants and refuse collection vehicles.  The Company coordinates among its various businesses to respond to large international sales tenders with its most appropriate product offering for the tender.

IMT distributes its products through approximately 90 dealers with a total of 110 locations worldwide, including approximately 30 international dealers.  International dealers are primarily located in Central and South America, Australia and Asia and are primarily focused on mining and construction markets.

McNeilus owns a 49% interest in Mezcladores Trailers de Mexico, S.A. de C.V. (“Mezcladoras”), a manufacturer of concrete mixers and small refuse collection vehicle bodies for distribution in Mexico and Latin America.  McNeilus also owns a 45% interest in McNeilus Equipamentos Do Brasil LTDA (“McNeilus Brazil”).  McNeilus Brazil manufactures and distributes McNeilus branded concrete mixers and batch plants in the Mercosur region (Argentina, Brazil, Paraguay and Uruguay).

Manufacturing

As of November 18, 2010, the Company manufactures vehicles and vehicle bodies at 48 manufacturing facilities.  To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets.  The Company encourages employee involvement to improve production processes and product quality.

The Company has commenced a comprehensive study of its manufacturing footprint.  During the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011, the Company announced the closure of several manufacturing facilities.  The Company believes that, as a result of streamlining its manufacturing footprint, it will continue to have ample production capacity in its facilities for the next economic expansion.

The Company educates and trains all employees at its facilities in quality principles. The Company encourages employees at all levels of the Company to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent nonconformance with requirements and produce continuous improvement in all work processes. ISO 9001 is a set of internationally-accepted quality requirements established by the International Organization for Standardization.  ISO 9001 certification indicates that a company has established and follows a rigorous set of requirements aimed at achieving customer satisfaction by preventing nonconformity in design, development, production, installation and servicing of products.  Most of the Company’s facilities are ISO 9001 certified.

Engineering, Research and Development

The Company believes its extensive engineering, research and development capabilities have been key drivers of the Company’s marketplace success.  The Company maintains five facilities for new product development and testing with a staff of approximately 285 engineers and technicians who are dedicated to improving existing products and development and testing of new vehicles, vehicle bodies and components.  The Company prepares multi-year new product development plans for each of its markets and measures progress against those plans each month.

Virtually all of the Company’s sales of fire apparatus, broadcast vehicles and mobile medical trailers require some custom engineering to meet the customer’s specifications and changing industry standards.  Engineering is also a critical factor in defense vehicle markets due to the severe operating conditions under which the Company’s vehicles are utilized, new customer requirements and stringent government documentation requirements.  In the access equipment and commercial segments, product innovation is highly important to meet customers’ changing requirements.  Accordingly, in addition to new product development engineers and technicians, the Company maintains an additional permanent staff of over 430 engineers and engineering technicians, and it regularly outsources some engineering activities in connection with new product development projects.

For fiscal 2010, 2009 and 2008, the Company incurred engineering, research and development expenditures of $109.3 million, $72.7 million and $88.3 million, respectively, portions of which were recoverable from customers, principally the U.S. government.

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

Defense segment.  The Company produces heavy-payload and medium-payload tactical wheeled vehicles for the U.S. and other militaries.  The Company also produces the M-ATV light tactical wheeled vehicle category of MRAP vehicles.  Competition for sales of these vehicles includes BAE Systems plc, Man Group plc, Mercedes-Benz (a subsidiary of Daimler AG), Navistar Defense LLC (a subsidiary of Navistar International Corporation), The Volvo Group, Force Protection Inc. and General Dynamics Corp.  The principal method of competition in the defense segment involves a competitive bid that takes into account factors as determined by the applicable military customer, such as price, product performance, small and disadvantaged business participation, product quality, adherence to bid specifications, production capability, past performance and product support.  Usually, the Company’s truck systems must also pass extensive testing.  The Company believes that its competitive strengths include:  strategic global purchasing capabilities leveraged across multiple business segments; extensive pricing/costing and defense contracting expertise; a significant installed base of vehicles currently in use throughout the world; large-scale, flexible and high-efficiency vertically-integrated manufacturing capabilities; patented and/or proprietary vehicle components such as TAK-4 independent suspension, Oshkosh power transfer cases and Command

Zone vehicle diagnostics; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality; and after-market parts sales and service capabilities.

The current U.S. Administration has indicated that it supports increased competition for existing defense programs.  The Weapon Systems Acquisition Reform Act also requires competition for defense programs in certain circumstances.  Accordingly, it is possible that the U.S. Army and U.S. Marines will compete programs for which the Company has existing contracts upon their expiration.  The U.S. Army has requested to purchase the design rights to the Company’s vehicles under the FHTV contract.  Likewise, the U.S. Marine Corps has inquired about purchasing the design rights to the MTVR.  Competition for these and other DoD programs could result in future contracts being awarded based upon different competitive factors than those described above and would primarily include price, production capability and past performance.

Access equipment segment.  JLG operates in the global construction, maintenance, industrial and agricultural equipment markets. JLG’s competitors range from some of the world’s largest multi-national construction equipment manufacturers to small single-product niche manufacturers.  Within this global market, competition for sales of aerial work platform vehicles includes Genie Industries, Inc. (a subsidiary of Terex Corporation), Haulotte Group, Skyjack Inc. (a subsidiary of Linamar Corporation), Aichi Corporation (a subsidiary of Toyota Industries Corporation) and over 40 smaller manufacturers.  Global competition for sales of telehandler vehicles includes the Manitou Group, J C Bamford Excavators Ltd., Merlo SpA and Genie Industries, Inc. and over 30 smaller manufacturers.  In addition, JLG faces competition from numerous manufacturers of other niche products such as boom vehicles, cherry pickers, skid steer loaders, mast climbers, straight mast and vehicle-mounted fork-lifts, rough-terrain and all-terrain cranes, vehicle-mounted cranes, portable material lifts, various types of material handling equipment, scaffolding and the common ladder that offer functionality that is similar to or overlaps that of JLG’s products.  Principal methods of competition include brand awareness, product innovation and performance, quality, service and support, product availability and the extent to which a company offers single-source customer solutions.  The Company believes its competitive strengths include: premium brand names; broad and single-source product offerings; product quality; worldwide distribution; safety record; service and support network; global procurement scale; and extensive manufacturing capabilities.

JerrDan’s principal competitor is Miller Industries, Inc.  Principal methods of competition for carriers and wreckers include product quality and innovation, product performance, price and service.  The Company believes its competitive strengths in this market include its high quality, innovative and high-performance product line and its low-cost manufacturing capabilities.

Fire & emergency segment.  The Company produces and sells custom and commercial firefighting vehicles in the U.S. and Canada under the Pierce brand and broadcast vehicles in the U.S. and abroad under the Frontline brand.  Competitors include Rosenbauer International AG, Emergency One, Inc. (owned by Allied Specialty Vehicles), Kovatch Mobile Equipment Corp., and numerous smaller, regional manufacturers.  Pierce’s principal competition for broadcast vehicles is from Accelerated Media Technologies and Television Engineering Corporation.  Principal methods of competition include brand awareness, the extent to which a company offers single-source customer solutions, product quality, product innovation, dealer distribution, service and support and price.  The Company believes that its competitive strengths include: recognized, premium brand name; nationwide network of independent Pierce dealers; extensive, high-quality and innovative product offerings, which include single-source customer solutions for aerials, pumpers and rescue units; large-scale and high-efficiency custom manufacturing capabilities; and proprietary technologies such as the PUC vehicle configuration, TAK-4 independent suspension, Hercules and Husky foam systems and Command Zone electronics.

Oshkosh manufactures ARFF vehicles for sale in the U.S. and abroad.  Oshkosh’s principal competitor for ARFF sales is Rosenbauer International AG.  Oshkosh also manufactures snow removal vehicles, principally for U.S. airports.  The Company’s principal competitors for snow removal vehicle sales are Øveraasen AS, Schmidt Equipment & Engineering (a subsidiary of FWD/Seagrave Holdings LP) and Wausau-Everest LP (a subsidiary of Specialized Industries LP).  Principal methods of competition for airport products are product quality and innovation, product performance, price and service.  The Company believes its competitive strengths in these airport markets include its high-quality, innovative products and low-cost manufacturing capabilities.

Medtec is a manufacturer of ambulances, primarily for sale in the U.S.  Medtec’s principal competition for ambulance sales is from Wheeled Coach Industries, American Emergency Vehicles, Horton Emergency Vehicles, Leader Emergency Vehicles (all owned by Allied Specialty Vehicles) and Marque Inc./McCoy-Miller, LLC (owned by Thor Industries).  Principal methods of competition are price, service and product quality.  The Company believes its competitive strengths in the ambulance market include its high-quality, fully customizable and value-priced products.

OSV is a manufacturer of mobile medical trailers and command vehicles.  OSV’s principal competition for mobile medical trailers is from Med Coach, LLC and Ellis and Watts International, Inc.  Principal methods of competition are product quality and availability, price and service.  The Company believes its competitive strengths in OSV’s markets include its high-quality products, excellent relationships with manufacturers of equipment installed in its vehicles and low-cost manufacturing capabilities.

Commercial segment.  The Company produces front- and rear-discharge concrete mixers and batch plants for the Americas under the Oshkosh, McNeilus, CON-E-CO and London brands.  Competition for concrete mixer and batch plant sales includes Continental Manufacturing Co. (a subsidiary of Navistar International Corporation), Terex Corporation and Kimble Manufacturing Company (a subsidiary of The Hines Corporation).  Principal methods of competition are price, service, product features, product quality and product availability.  The Company believes its competitive strengths include: strong brand recognition; large-scale and high-efficiency manufacturing; extensive product offerings; high product quality; a significant installed base of concrete mixers in use in the marketplace; and its nationwide, Company-owned network of sales and service centers.

McNeilus also produces refuse collection vehicles for North America and international markets.  Competitors include The Heil Company (a subsidiary of Dover Corporation), LaBrie Equipment Ltd. and New Way (a subsidiary of Scranton Manufacturing Company, Inc.).  The principal methods of competition are product quality, product performance, service and price.  Increasingly, the Company is competing for municipal business and large commercial business in the Americas, which is based on lowest qualified bid.  The Company believes its competitive strengths in the Americas refuse collection vehicle markets include: strong brand recognition; comprehensive product offerings; a reputation for high-quality products; large-scale and high-efficiency manufacturing; and extensive networks of Company-owned sales and service centers located throughout the U.S.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 72% of the Company’s net sales in fiscal 2010.  No other single customer accounted for more than 10% of the Company’s net sales for this period.  A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog as of September 30, 2010 decreased 3.8% to $5.40 billion compared to $5.62 billion at September 30, 2009.  Defense segment backlog decreased 3.2% to $4.73 billion at September 30, 2010 compared to $4.88 billion at September 30, 2009 due largely to the Company’s completion of a significant portion of the requirements under its contract to produce M-ATVs, offset in part by additional delivery orders under the FMTV contract, which was awarded to the Company in August 2009.  Access equipment segment backlog increased 82.0% to $197.1 million at September 30, 2010 compared to $108.3 million at September 30, 2009 due to higher demand for aerial work platforms in North America and increased military orders.  Access equipment backlog as of September 30, 2010 and 2009 included $95.7 million and $45.5 million, respectively, relating to telehandler orders from the DoD.  Fire & emergency segment backlog decreased 23.6% to $419.4 million at September 30, 2010 compared to $548.7 million at September 30, 2009 due in part to weakening domestic municipal markets in this business that is cyclical later in an economic downturn and the sale of BAI Brescia Antincendi International S.r.l. (“BAI”) in the first quarter of fiscal 2010.  Backlog at September 30, 2009 included $49.7 million related to BAI.  Commercial segment backlog decreased 21.3% to $58.7 million at September 30,

2010 compared to $74.6 million at September 30, 2009.  Unit backlog for concrete mixers was up 227.4% compared to very low backlog at September 30, 2009 as a result of increased international orders.  Unit backlog for refuse collection vehicles was down 42.6% compared to September 30, 2009 partly due to the timing of orders from several large waste haulers.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed.  Additionally, backlog excludes unfunded portions of the FHTV, MTVR, indefinite delivery/indefinite quantity (“ID/IQ”), LVSR and FMTV contracts.  Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.  Approximately 22.5% of the Company’s September 30, 2010 backlog is not expected to be filled in fiscal 2011.

Government Contracts

Approximately 72% of the Company’s net sales for fiscal 2010 were made to the U.S. government, a substantial majority of which were under long-term contracts and programs in the defense vehicle market.  Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds.  Long-term contracts may be conditioned upon continued availability of congressional appropriations, which could be impacted by the uncertainty regarding the future level of U.S. military involvement in Iraq, where troop levels have been significantly reduced, and Afghanistan and federal budget pressures.  Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts.

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

The Company, as a U.S. government contractor, is subject to financial audits and other reviews by the U.S. government of performance of, and the accounting and general practices relating to, U.S. government contracts.  Like most large government contractors, the Company is audited and reviewed by the government on a continual basis.  Costs and prices under such contracts may be subject to adjustment based upon the results of such audits and reviews.  Additionally, such audits and reviews can lead to civil, criminal or administrative proceedings.  Such proceedings could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures.  Under government regulations, a company or one or more of its subsidiaries can also be suspended or debarred from government contracts, or lose its export privileges based on the results of such proceedings.  The Company believes that the outcome of all such audits and reviews that are now pending will not have a material adverse effect on its financial condition, results of operations or cash flows.

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

While the Company purchases many costly components such as chassis, engines, transmissions and axles, it manufactures certain proprietary components.  These components include front drive and steer axles, transfer cases, cabs, the TAK-4 independent suspension system, the Hercules compressed air foam system, the Command Zone vehicle control and diagnostic system technology, the Revolution composite concrete mixer drum, body structures and many smaller parts that add uniqueness and value to the Company’s products.  The Company believes internal production of these components provides a significant competitive advantage and also serves to reduce the manufacturing costs of the Company’s products.

Continued global economic weakness has challenged the Company’s supplier base.  A limited number of small suppliers have discontinued business due to the global recession, tight credit conditions or the inability to either absorb cost increases or pass them on to their customers.  In fiscal 2011, additional suppliers could face financial difficulties as a result of the continued global economic weakness and tight credit conditions.  The Company is actively monitoring its suppliers’ financial conditions, but to date has no significant concerns with the financial stability of any major suppliers.

Intellectual Property

Patents and licenses are important in the operation of the Company’s business, as one of management’s objectives is developing proprietary components to provide the Company’s customers with advanced technological solutions at attractive prices.  The Company holds in excess of 500 active domestic and foreign patents.  The Company believes patents for the TAK-4 independent suspension system, which expire between 2016 and 2029, provide the Company with a competitive advantage in the defense and fire & emergency segments.  In the defense segment, the TAK-4 independent suspension system was added to the U.S. Marine Corps’ MTVR and LVSR programs and is a key feature on the Company’s M-ATVs.  The Company believes the TAK-4 independent suspension system provided a performance and cost advantage in the successful competition for the production contracts for these programs.  The Company believes that patents for certain components of its ProPulse hybrid electric drive system, Command Zone electronics and TerraMax autonomous vehicle systems offer potential competitive advantages to product lines across all its segments.  To a lesser extent, other proprietary components provide the Company a competitive advantage in each of the Company’s segments.

The Company has purchased exclusive, renewable licenses for the rights to manufacture and market the Revolution composite concrete mixer drum in the Americas and Europe.  These licenses require the Company to make royalty fee payments to its Australian partner for each Revolution drum sold.  The Revolution composite drum is substantially lighter than a comparable steel drum permitting greater payload capacity and is easier to clean, which together lower the cost of delivered concrete.

As part of the Company’s long-term alliance with Caterpillar Inc., the Company acquired a non-exclusive, non-transferable worldwide license to use certain Caterpillar intellectual property through 2025 in connection with the design and manufacture of Caterpillar’s current telehandler products.  Additionally, Caterpillar assigned to JLG certain patents and patent applications relating to the Caterpillar-branded telehandler products.

The Company holds trademarks for “Oshkosh,” “JLG,” “SkyTrak,” “Lull,” “Toucan,” “Pierce,” “McNeilus,” “Revolution,” “MEDTEC,” “Jerr-Dan,” “CON-E-CO,” “London,” “Frontline,” “SMIT” and “IMT” among others.  These trademarks are considered to be important to the future success of the Company’s business.

Employees

As of September 30, 2010, the Company had approximately 12,400 employees.  The United Auto Workers union (“UAW”) represented approximately 2,700 production employees at the Company’s Oshkosh, Wisconsin facilities; the Boilermakers, Iron Shipbuilders, Blacksmiths, and Forgers Union (“Boilermakers”) represented approximately 230 employees at the Company’s Kewaunee, Wisconsin facilities; and the International Brotherhood of Teamsters Union (“Teamsters”) represented approximately 80 employees at the Company’s Garner, Iowa facilities.  The Company’s five-year agreement with the UAW extends through September 2011, and the Company’s agreement with the Boilermakers extends through May 2012.  The Company’s three-year agreement with the Teamsters extends through October 2011.  In addition, the majority of the Company’s approximately 1,400 employees located outside the U.S. are represented by separate works councils or unions.  The Company believes its relationship with employees is satisfactory.

Seasonal Nature of Business

In the Company’s access equipment and commercial segments, business tends to be seasonal with an increase in sales occurring in the spring and summer months that constitute the traditional construction season in the northern hemisphere.  In addition, sales are generally lower in the first fiscal quarter in all segments due to the relatively high number of holidays which reduce available shipping days.

Industry Segments

Financial information concerning the Company’s industry segments is included in Note 21 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Foreign and Domestic Operations and Export Sales

The Company manufactures products in the U.S., Belgium, Canada, The Netherlands, France, Australia, Romania and China and through investments in joint ventures in Mexico and Brazil for sale throughout the world.  Sales to customers outside of the U.S. were 9.8%, 14.6% and 27.3% of the Company’s consolidated sales for fiscal 2010, 2009 and 2008, respectively.

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

ITEM 1A.               RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. Investors should consider carefully information in this Form 10-K in light of the risk factors described below and the information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Assumptions.”

Certain of our markets are highly cyclical and the current or any further decline in these markets could have a material adverse effect on our operating performance.

The high levels of sales in our defense business in recent years have been due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan.  Events such as these are unplanned, and we cannot predict how long these conflicts will last or the demand for our products that will arise out of such events.  Accordingly, we cannot provide any assurance that the increased defense business as a result of these conflicts will continue.  Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of new contract awards that we may receive, such as the M-ATV and FMTV contracts.  New vehicle production under the M-ATV contract, which contributed $4.5 billion to our fiscal 2010 sales, is currently scheduled to continue only through November 2010.  In addition, the bailout of U.S. financial institutions, insurance companies and others as well as the U.S. economic stimulus package have put significant pressure on the U.S. federal budget, including the defense budget.  Specifically, the President’s defense budget request for fiscal 2011 includes significantly lower funding for purchases of new military vehicles that we manufacture under our FHTV contract.  Moreover, uncertainty exists regarding the future level of U.S. military involvement in Iraq, where troop levels have been significantly reduced, and in Afghanistan and the related level of defense funding that will be allocated to support this involvement.  It is too early to assess the magnitude of the adverse impact that federal budget pressures, future defense funding for U.S. military involvement in Iraq and Afghanistan and an uncertain DoD tactical wheeled vehicle strategy will have on funding for Oshkosh defense programs, but directionally, we expect such funding to decline.

The decline that we have experienced to date and any further decline in overall customer demand in our access equipment, commercial and fire & emergency markets could have a material adverse effect on our operating performance.  The access equipment market that JLG operates in is highly cyclical and impacted by the strength of economies in general, by prevailing mortgage and other interest rates, by residential and non-residential construction spending, by the ability of rental companies to obtain third party financing to purchase revenue generating assets, by capital expenditures of rental companies in general and by other factors.  The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally.  Refuse collection vehicle markets are less cyclical and impacted by the strength of economies in general, by municipal tax receipts and by capital expenditures of large waste haulers.  Fire & emergency markets are also cyclical later in an economic downturn and are impacted by the economy generally and municipal tax receipts and capital expenditures.  Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season in the Northern hemisphere.

The global economy continues to experience weakness, which has negatively impacted our sales volumes for our access equipment, commercial and fire & emergency products as compared to historical levels.  Continued weakness in U.S. and European housing starts and non-residential construction spending in most geographical areas of the world are further contributing to the lower sales volumes.  A lack of significant improvement in non-residential construction spending or continued low levels of construction activity generally may cause future weakness in demand for our products.  Furthermore, municipal tax revenues have weakened, which has impacted demand for fire apparatus.  The mobile medical equipment market has been adversely impacted by a reduction in Medicare reimbursement rates and the uncertain health care environment due to the recently enacted health care reform legislation in the U.S.  The towing and recovery equipment market is also being negatively impacted by the global economy and tight credit markets.  We cannot provide any assurance that the global economic weakness and tight credit markets will not continue or become more severe.  In addition, we cannot provide any assurance that any economic recovery will not progress more slowly than our or market expectations.  If the global economic weakness and tight credit markets continue or become more severe, or if any economic recovery progresses more slowly than our or market expectations, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits.

We are dependent on U.S. and foreign government contracts for a substantial portion of our business. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

•                  Our business is susceptible to changes in the U.S. defense budget, which may reduce revenues that we expect from our defense business, especially in light of federal budget pressures in part caused by U.S. economic weakness and the uncertainty that exists regarding the future level of U.S. military involvement in Iraq and Afghanistan and the related level of defense funding that will be allocated to support this involvement and the DoD’s tactical wheeled vehicle strategy.

•                  The U.S. government may not appropriate funding that we expect for our U.S. government contracts, which may prevent us from realizing revenues under current contracts or receiving additional orders that we anticipate we will receive.

•                  Certain of our government contracts for the U.S. Army and U.S. Marines could be suspended, opened for competition or terminated and all such contracts expire in the future and may not be replaced, which could reduce expected revenues and negatively affect margins in our defense segment.  Specifically, we expect that we will complete deliveries of M-ATVs to our customer by November 2010 under orders that we have received to date.  In addition, our FHTV contract is scheduled to expire in October 2011, with vehicle deliveries expected to continue through September 2012.

•                  The current U.S. Administration has indicated that it supports increased competition for existing defense programs. The Weapon Systems Acquisition Reform Act also requires competition for defense programs in certain circumstances.  Accordingly, it is possible that any M-ATV orders for units above the 10,000 unit ceiling provided for in the initial contract award would be competed.  Also, it is possible that the U.S. Army and U.S. Marines will compete programs for which we have existing contracts upon their expiration.  The U.S. Army is currently investigating processes to compete the FHTV program upon the expiration of our contract and has requested to purchase the design rights to our vehicles under this contract.  Likewise, the U.S. Marine Corps inquired about purchasing the design rights to the MTVR.  Competition for these and other DoD programs we currently have could result in future contracts being awarded to another manufacturer or the contracts being awarded to us at a lower price and operating margins than the current contracts.

•                  Defense truck contract awards that we receive may be subject to protests by competing bidders, which protests, if successful, could result in the DoD revoking part or all of any defense truck contract it awards to us and our inability to recover amounts we have expended in anticipation of initiating production under any such contract.

•                  Most of our government contracts, including the FMTV contract, are fixed-price contracts with price escalation factors included for those contracts that extend beyond one year.  Our actual costs on any of these contracts may exceed our projected costs, which could result in profits lower than historically realized or than we anticipate or net losses under these contracts.  In addition, if the timing and size of orders received from the government differ significantly from the assumptions used to price the contract, we may not benefit as expected from contractual price increases, which could also result in lower than anticipated margins or net losses under these contracts.  In particular, we bid the FMTV program at very aggressive margins.  If we incur material cost overruns on this program, or if the government order rate is different than we expected when pricing this contract, then we may not achieve our targeted contract margins or we could incur net losses under this contract.

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

•                  Our defense products undergo rigorous testing by the customer and are subject to highly technical requirements. Any failure to pass these tests or to comply with these requirements could result in unanticipated retrofit costs, delayed acceptance of vehicles, late or no payments under such contracts or cancellation of the contract to provide vehicles to the government.  The U.S. government is currently testing our initial FMTV units.  Any failure to pass FMTV contract testing could subject us to these risks.

•                  Our government contracts are subject to audit, which could result in fines or penalties, or adjustments of our costs and prices under these contracts.

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

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. Approximately 87% of these intangibles are concentrated in the access equipment segment.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date.  The carrying value of indefinite-lived intangible assets represents the fair value of trademarks and trade names as of the acquisition date.  Goodwill and indefinite-lived intangible assets that are expected to contribute indefinitely to our cash flows are not amortized, but instead are evaluated for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment.  In testing for impairment, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit and market comparable sales and earnings multiples, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings.  Events and conditions that could result in impairment include a prolonged period of global economic weakness and tight credit markets, further decline in economic conditions or a slow, weak economic recovery, as well as sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in interest rates, or other factors leading to reductions in expected long-term sales or profitability.  Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions.  Management’s assumptions change as more information becomes available.  Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

We have a significant amount of debt.  Our current debt levels, including the associated financing costs and restrictive covenants, could limit our flexibility in managing our business and increase our vulnerability to general adverse economic and industry conditions.

As a result of the JLG acquisition, we have a significant amount of debt.  Our credit agreement contains financial and restrictive covenants which, among other things, require us to satisfy quarter-end financial ratios, including a leverage ratio, a senior secured leverage ratio and an interest coverage ratio.  Our ability to meet the financial ratios in such covenants may be affected by a number of risks or events, including the risks described in this Annual Report on Form 10-K and events beyond our control.  The indenture governing our senior notes also contains restrictive covenants.  Any failure by us to comply with these restrictive covenants or the financial and restrictive covenants contained in our credit agreement could have a material adverse effect on our financial condition, results of operations and debt service capability.

Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings.  Our current long-term debt ratings are BB- with “positive” outlook from Standard & Poor’s Rating Services and Ba3 with stable outlook from Moody’s Investors Service.  A downgrade to our credit ratings could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facilities or credit facility amendments more costly and/or difficult to obtain.

We had approximately $1.3 billion of debt outstanding as of September 30, 2010, which consisted primarily of $150 million drawn under our revolving credit facility maturing in October 2015, a $650 million term loan under our credit agreement maturing in October 2015 and $500 million of senior notes, $250 million of which mature in March 2017 and $250 million of which mature in March 2020.  Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control.  While we have recently experienced strong earnings and significant debt reduction due largely to M-ATV contract sales in the defense segment, we expect that we will complete vehicle deliveries under that program by November 2010.  In addition, current continued weak economic conditions and tight credit markets could become more severe or prolonged, government funding levels for military programs that we currently have under contract could decline significantly, military programs that we currently have under contract could be competed or changes could occur that alter our ability to effectively compete in our markets.  Should one or more of these events occur, conditions could arise which could limit our ability to generate sufficient cash flows or access borrowings to enable us to fund our liquidity needs, further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

The covenants that are contained in our credit agreement and the indenture governing our senior notes, our credit rating, our significant amount of debt and the current credit market conditions could have important consequences for our operations, including:

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

We purchase, directly and indirectly through component purchases, significant amounts of steel, petroleum-based products and other raw materials annually.  During the past three fiscal years, steel, fuel and other commodity prices have been highly volatile and there are indications that these costs may increase significantly in a future economic recovery or in an environment of a weakening U.S. dollar.  Increases in commodity costs negatively impact the profitability of orders in backlog as prices on those orders are usually fixed.  Furthermore, we largely do business in the defense segment under annual firm, fixed-price contracts with the DoD.  We attempt to limit this risk in the defense segment by obtaining firm pricing from suppliers at the time a contract is awarded.  However, if these suppliers do not honor their contracts, then we could face margin pressure in our defense business.  If we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our results of operations.  Additionally, if we are unable to negotiate timely component cost decreases commensurate with any commodity decreases, then such decreases will have an adverse effect on our results of operations.

We may experience losses in excess of our recorded reserves for doubtful accounts, finance receivables, notes receivable and guarantees of indebtedness of others.

As of September 30, 2010, we had consolidated gross receivables of $994.3 million.  In addition, we were a party to agreements in the access equipment segment whereby we have maximum exposure of $103.2 million under guarantees of customer indebtedness to third parties aggregating approximately $252.9 million.  We evaluate the collectability of open accounts, finance receivables, notes receivable and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential losses.  In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer’s financial obligations to us.  We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience.  The level of specific reserves recorded in fiscal 2009 of $50.0 million, primarily related to JLG’s customers, was significantly higher than historically recorded as a result of the impact of the global recession and tight credit markets.  Continued economic weakness and tight credit markets may result in additional requirements for specific reserves.  During periods of economic weakness, the collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses.  We also face a concentration of credit risk as JLG’s ten largest debtors at September 30, 2010 represented approximately 19% of our consolidated gross receivables.  Some of these customers are highly leveraged.  In the future, we may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate further or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized.  Our cash flows and overall liquidity may be materially adversely affected if any of the financial institutions that finance our customer receivables become unable or unwilling, due to current economic conditions, a weakening of our or their financial position or otherwise, to continue providing such credit.

Systemic failures that the customer may identify could exceed recorded reserves or negatively affect our ability to win future business with the DoD or other foreign military customers.

As a result of the accelerated timetable from product design to full-scale production, the accelerated production schedule and limited field testing under the M-ATV contract, these vehicles could encounter systemic failures during fielding and use of the vehicles for which we may have responsibility if they occur.  We have established reserves for the estimated cost of such systemic-type repairs based upon historical warranty rates of other defense programs in which we participate.  If systemic issues arise, rectification costs could be in excess of the established reserves.  If the DoD identifies systemic issues, that could also impact our ability to win future business with the DoD or other foreign military customers, which would adversely affect our future earnings and cash flows.

We may incur costs and charges as a result of facilities and operations consolidations, which may also be disruptive to our business.

We have been consolidating facilities and operations in an effort to make our business more efficient.  For example, we closed two JerrDan facilities and integrated JerrDan operations into existing JLG production facilities during the fourth quarter of fiscal 2010 and we announced a move to consolidate the operations of OSV into other fire & emergency segment facilities during the first quarter of fiscal 2011.  We may incur costs and restructuring charges in connection with such consolidations, which would adversely affect our future earnings and cash flows.  Furthermore, such consolidations may be disruptive to our business, which may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities, which would adversely impact our sales levels, operating results and operating margins.

A disruption or termination of the supply of parts, materials, components and final assemblies from third-party suppliers could delay sales of our vehicles and vehicle bodies.

We have experienced, and may in the future experience, significant disruption or termination of the supply of some of our parts, materials, components and final assemblies that we obtain from sole source suppliers or subcontractors.  We may also incur a significant increase in the cost of these parts, materials, components or final assemblies.  These risks are increased in the current weak economic environment and tight credit conditions.  Such disruptions, terminations or cost increases could delay sales of our vehicles and vehicle bodies and could result in a material adverse effect on our net sales, financial condition, profitability and/or cash flows.  These risks are particularly serious with respect to our suppliers who participate in the automotive industry, from whom we obtain a significant portion of our parts, materials, components and final assemblies.

Our objective is to expand international operations, the conduct of which subjects us to risks that may have a material adverse effect on our business.

Expanding international sales is a part of our growth strategy. Our outlook depends in part upon increases in international orders and sales that may not materialize.  International operations and sales are subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government regulations and the effects of income and withholding taxes, governmental expropriation and differences in business practices.  We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenues and earnings.  In addition, expansion into foreign markets requires the establishment of distribution networks and may require modification of products to meet local requirements or preferences.  Establishment of distribution networks or modification to the design of our products to meet local requirements and preferences may take longer or be more costly than we anticipate and could have a material adverse effect on our ability to achieve international sales growth.

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

We are subject to fluctuations in exchange rates associated with our non-U.S. operations that could adversely affect our results of operations and may significantly affect the comparability of our results between financial periods.

For the fiscal year ended September 30, 2010, approximately 10% of our net sales were attributable to products sold outside of the United States, including approximately 8% that involved export sales from the United States.  The majority of export sales are denominated in U.S. dollars.  Sales outside the United States are typically made in the local currencies of those countries.  Fluctuations in foreign currency can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars.  We have sales of inventory denominated in U.S. dollars to certain of our subsidiaries that have functional currencies other than the U.S. dollar.  The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future.  Such fluctuations, in particular those with respect to the Euro, the Chinese Renminbi, the Canadian dollar and the Australian dollar, may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods.  Any appreciation in the value of the U.S. dollar in relation to the value of the local currency will adversely affect our revenues from our foreign operations when translated into U.S. dollars.  Similarly, any appreciation in the value of the U.S. dollar in relation to the value of the local currency of those countries where our products are sold will increase our costs in our foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. dollars.

Work stoppages and other labor matters could adversely affect our business.

As of September 30, 2010, we employed approximately 12,400 people worldwide, including approximately 11,000 employees in the U.S.  Approximately 27% of our employees in the U.S. are represented by labor unions, the largest of which is the UAW in our defense segment.  Our five-year agreement with the UAW expires in September 2011.  We recently approached the UAW with an offer to extend the current contract for one year, until September 2012, under terms similar to the current agreement.  The UAW rejected our offer, and we have not engaged in any further discussions regarding the extension.  Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary.  The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.  While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot provide any assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes or other types of conflicts with labor unions or our employees.  Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

Disruptions or cost overruns in our global enterprise system implementation could affect our operations.

We recently launched a multi-year project to implement a global enterprise resource planning system to replace many of our existing operating and financial systems.  Such an implementation is a major undertaking, both financially and from a management and personnel perspective.  Should the system not be implemented successfully and within budget, or if the system does not perform in a satisfactory manner, it could disrupt and might adversely affect our operations and results of operations, including our ability, among other things, to timely manufacture products for sale to our customers and to report accurate and timely financial results.

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

The mobile medical equipment market continues to be adversely impacted by a reduction in Medicare reimbursement rates and the uncertain health care environment due to the recently enacted health care reform legislation in the U.S.  This legislation or additional legislation could further reduce demand for mobile medical equipment.

Disruptions within our dealer network could adversely affect our business.

Although we sell the majority of our products directly to the end user, we market, sell and service products through a network of independent dealers in the fire & emergency segment and in a limited number of markets for the access and commercial segments.  As a result, our business with respect to these products is influenced by our ability to establish and manage new and existing relationships with dealers.  While we have relatively low turnover of dealers, from time to time, we or a dealer may choose to terminate the relationship as a result of difficulties that our independent dealers experience in operating their businesses due to economic conditions or other factors, or as a result of an alleged failure by us or an independent dealer to comply with the terms of our dealer agreement.  We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business.  However, disruption of dealer coverage within a specific state or other geographic market could cause difficulties in marketing, selling or servicing our products and have an adverse effect on our business, operating results or financial condition.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding September 30, 2010.

ITEM 2.          PROPERTIES

The Company believes its equipment and buildings are well maintained and adequate for its present and anticipated needs.  As of November 18, 2010, the Company operated in 48 manufacturing facilities.  The location, size and focus of the Company’s manufacturing facilities are provided in the table below:

	Approximate
	Square Footage		Principal
Location (# of facilities)	Owned	Leased	Products Manufactured

Defense
Oshkosh, Wisconsin (8)	1,100,000	14,000	Defense Trucks; Front-Discharge Mixers; Snow Removal Vehicles
Oakes, North Dakota (1)		78,000	Defense Vehicle Components
Appleton, Wisconsin (2)		196,000	Defense Vehicle Components

Access Equipment
McConnellsburg, Pennsylvania (4)	560,000	35,000	Boom Lifts; Telehandlers; Carriers; Wreckers
Shippensburg, Pennsylvania (1)	330,000		Boom Lifts; Scissor Lifts; Trailer Boom Lifts; Telehandlers; Carriers; Wreckers
Bedford, Pennsylvania (1)	133,000		Boom Lifts; After-Sales Service and Support
Riverside, California (1)		55,000	Trailers; After-Sales Service and Support
Maasmechelen, Belgium (1)		80,000	Boom Lifts; Scissor Lifts; Telehandlers; After-Sales Service and Support
Orrville, Ohio (1)	333,000		Telehandler and Boom Lift Subassemblies; Telehandlers; Vertical Mast Lifts
Tonneins, France (1)	38,000		Vertical Mast Lifts
Port Macquarie, Australia (1)	102,000		Light Towers; After-Sales Service and Support
Medias, Romania (1)		126,000	Heavy Steel Fabrications
Tianjin, China (1)	193,000		Boom Lifts; Scissor Lifts

Fire & Emergency
Appleton, Wisconsin (3)	557,000	16,000	Fire Apparatus; ARFF Vehicles
Bradenton, Florida (1)	300,000		Fire Apparatus
Kewaunee, Wisconsin (1)	292,000		Aerial Devices; Heavy Steel Fabrications
Goshen, Indiana (5)	87,000		Ambulances
White Pigeon, Michigan (1)	64,000		Ambulances
Calumet City, Illinois (1)	87,000		Mobile Medical Trailers
Harvey, Illinois (1)	78,000		Mobile Medical Trailers
Oud-Beijerland, Holland (1)		98,000	Mobile Medical Trailers
Clearwater, Florida (1)		96,000	Broadcast Equipment

Commercial
Dodge Center, Minnesota (1)	711,000		Rear-Discharge Mixers; Refuse Collection Vehicles
Dexter, Minnesota (1)		53,000	Revolution Composite Concrete Mixer Drums
Riceville, Iowa (1)	108,000		Components for Rear-Discharge Mixers, Concrete Batch Plants and Refuse Collection Vehicles
McIntire, Iowa (1)	28,000		Components for Load Handling Systems
Blair, Nebraska (2)	91,000	20,000	Concrete Batch Plants
Audubon, Iowa (1)	15,000		Components for Concrete Batch Plants
London, Canada (1)		156,000	Rear-Discharge Mixers
Garner, Iowa (1)	262,000		Field Service Vehicles; Articulating Cranes

The Company’s manufacturing facilities generally operate five days per week on one or two shifts, except for seasonal shutdowns for one to three week periods.  The Company implemented additional periodic shutdowns in multiple businesses during the past two fiscal years in response to lower demand resulting from the global economic downturn.  The Company expects periodic shutdowns to continue in fiscal 2011.  The Company believes its manufacturing capacity could be significantly increased with limited capital spending by working an additional shift at each facility.

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

Environmental matters.  As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals, and solvents at third-party disposal and recycling facilities, which are licensed by appropriate governmental agencies.  In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency (“EPA”) or a state environmental agency for remediation.  Under the Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, each potentially responsible party (“PRP”) that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up these sites.  Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies.  PRPs also negotiate with each other regarding allocation of the cleanup cost.

The Company had reserves of $1.9 million for environmental matters at September 30, 2010 for losses that were probable and estimable. The amount recorded for identified contingent liabilities is based on estimates.  Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

Personal injury actions and other.  At September 30, 2010, the Company had product and general liability reserves of $44.4 million.  Although the final results of all such matters and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to all such matters and claims, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Actual results could vary, among other things, due to the uncertainties involved in litigation.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of November 18, 2010 concerning the Company’s executive officers.  All of the Company’s officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
Robert G. Bohn	57	Chairman and Chief Executive Officer
Charles L. Szews	53	President, Chief Operating Officer and Chief Executive Officer-Elect
Bryan J. Blankfield	49	Executive Vice President, General Counsel and Secretary
Gregory L. Fredericksen	49	Executive Vice President, Chief Procurement Officer
R. Andrew Hove	48	Executive Vice President and President, Oshkosh Defense
James W. Johnson	45	Executive Vice President and President, Fire & Emergency Segment
Wilson R. Jones	49	Executive Vice President and President, Access Equipment Segment
Joseph H. Kimmitt	60	Executive Vice President, Government Operations and Industry Relations
Josef Matosevic	39	Executive Vice President, Global Manufacturing Operations
Frank R. Nerenhausen	46	Executive Vice President and President, Commercial Segment
Michael K. Rohrkaste	52	Executive Vice President, Chief Administration Officer
David M. Sagehorn	47	Executive Vice President and Chief Financial Officer
Donald H. Verhoff	64	Executive Vice President, Technology

Robert G. Bohn.  Mr. Bohn joined the Company in 1992 as Vice President - Operations.  He was appointed President and Chief Operating Officer in 1994.  He was appointed Chief Executive Officer in 1997 and Chairman of the Board in 2000.  Mr. Bohn’s title was changed to Chairman and Chief Executive Officer in 2007.  Mr. Bohn was elected a Director of the Company in 1995.  On September 21, 2010, the Company announced that Mr. Bohn intends to retire from the Company and, in connection with his retirement, to resign as Chief Executive Officer effective December 31, 2010 and as Chairman of the Board effective February 1, 2011.  He is a director of Carlisle Companies Inc., Menasha Corporation and Parker Hannifin Corporation.

Charles L. Szews.  Mr. Szews joined the Company in 1996 as Vice President and Chief Financial Officer.  He served as Executive Vice President and Chief Financial Officer from 1997 until 2007, at which time he was appointed President and Chief Operating Officer.  Effective January 1, 2011, Mr. Szews will assume the position of President and Chief Executive Officer.  Mr. Szews was elected a Director of the Company in 2007.  He is a director of Gardner Denver, Inc.

Bryan J. Blankfield.  Mr. Blankfield joined the Company in 2002 as Vice President, General Counsel and Secretary and was appointed to his present position of Executive Vice President, General Counsel and Secretary in 2003.

Gregory L. Fredericksen.  Mr. Fredericksen joined the Company in 2008 as Senior Vice President, Chief Procurement Officer and was appointed to his present position of Executive Vice President, Chief Procurement Officer in 2010.  He previously served as Executive Director, Global Purchasing and Supply Chain - Current/Future Business, Business Process at General Motors Corporation from 2005 to 2006 and Executive Director, Global Purchasing and Supply Chain - Current/Future Business, Business Process, Structures & Closures at General Motors Corporation from 2006 to 2008.

R. Andrew Hove.  Mr. Hove joined the Company’s defense business in 2009 as Executive Vice President and President, Oshkosh Defense.  He previously served as Vice President - Corporate Internal Audit at BAE Systems from 2008 to 2009.  He served as Vice President of Combat Systems Programs at BAE Systems from 2006 to 2008, where he was responsible for a portfolio of domestic and international ground combat vehicle programs.  Prior to that, he served as Director of Bradley Programs at BAE Systems from 2002 to 2006.  He also serves on the National Defense Industrial Association national board of directors and is a member of its Ethics Committee.

James W. Johnson.  Mr. Johnson joined the Company in 2007 as the Director of Dealer Development for Pierce.  He was appointed to Senior Vice President of Sales and Marketing for Pierce in 2009 and was appointed to his current position in 2010.  He previously served as Dealer Development Manager at Forest River, Inc. (a manufacturer primarily of recreational vehicles) from 2006 to 2007 and was an attorney at a law firm from 2000 to 2006.

Wilson R. Jones.  Mr. Jones joined the Company in 2005 as Vice President and General Manager of the Airport Products business.  He was appointed President, Pierce in 2007, was appointed Executive Vice President and President, Fire & Emergency Segment in 2008 and was appointed to his current position in July 2010.

Joseph H. Kimmitt.  Mr. Kimmitt joined the Company in 2001 as Vice President, Government Operations and was appointed to his current position in 2006.  He previously served as a Professional Staff Member of the U.S. House and Senate Appropriations Committees from 1984 to 2001.  He was appointed Deputy Staff Director of the Senate Appropriations Committee in 1997.

Josef Matosevic.  Mr. Matosevic joined the Company in 2008 as Vice President of Global Lean Deployment.  He was appointed Vice President of Operations for the Defense Segment in January 2009, was appointed Senior Vice President, Global Operating Systems and Lean Deployment in May 2009, and was appointed to his current position in 2010.  He previously served as Vice President of Global Operations from 2005 to 2007 and Chief Operating Officer from 2007 to 2008 at Wynnchurch Capital/Android Industries (a sub-assembler and sequencer of complex modules for automotive OEM’s).

Frank R. Nerenhausen.  Mr. Nerenhausen joined the Company in 1986 and has served in various assignments, including Vice President Concrete Placement from 2005 to 2008 and Vice President of Concrete & Refuse Sales & Marketing from 2008 to 2010 for McNeilus.  He was appointed to his current position in 2010.

Michael K. Rohrkaste.  Mr. Rohrkaste joined the Company as Vice President - Human Resources in 2003 and was appointed to his current position in 2009.

David M. Sagehorn.  Mr. Sagehorn joined the Company in 2000 as Senior Manager - Mergers & Acquisitions and has served in various assignments, including Director - Business Development, Vice President - Defense Finance, Vice President - McNeilus Finance and Vice President - Business Development.  In 2005, he was appointed Vice President and Treasurer, and he was appointed to his current position in 2007.

Donald H. Verhoff.  Mr. Verhoff joined the Company in 1973 and has served in various assignments, including Director Test and Development/New Product Development, Director Corporate Engineering and Vice President of Technology.  Mr. Verhoff was appointed to his current position in 1998.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information relating to dividends included in Notes 15 and 23 of the Notes to Consolidated Financial Statements contained herein under Item 8 and the information relating to dividends per share contained herein under Item 6 are hereby incorporated by reference in answer to this item.

In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of Common Stock.  The Company did not repurchase any shares under this authorization during fiscal 2010.  As of September 30, 2010, the Company had repurchased 2,769,210 shares under this program at a cost of $6.6 million, leaving the Company with authority to repurchase 3,230,790 shares of Common Stock under this program.  There is no expiration date associated with the Board authorization.

Dividends and Common Stock Price

The Company suspended the payment of dividends on its Common Stock effective April 2009.  The payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions or other factors. In addition, the Company’s credit agreement limits the amount of dividends it may pay to $50 million during any fiscal year; plus the excess of (a) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after September 27, 2010, over (b) the cumulative amount of all such dividends and other distributions made in any fiscal year ending after such date that exceed $50 million, plus (c) for each of the first four fiscal quarters ending after September 27, 2010, $25 million per fiscal quarter, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0; plus (d) for the period of four fiscal quarters ending September 30, 2011 and for each period of four fiscal quarters ending thereafter, $100 million during such period, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further discussion about the Company’s financial covenants under its credit agreement.

The Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol OSK.  As of November 15, 2010, there were 1,388 holders of record of the Common Stock.  The following table sets forth prices reflecting actual sales of the Common Stock as reported on the NYSE and dividends paid for the periods indicated.

	Fiscal 2010			Fiscal 2009
Quarter Ended	High	Low	Dividends	High	Low	Dividends

September 30	$36.14	$24.63	$—	$34.99	$17.80	$—
June 30	44.57	31.07	—	15.76	6.35	—
March 31	41.78	34.24	—	12.23	4.74	0.10
December 31	41.99	28.13	—	13.09	3.85	0.10

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

The comparisons assume that $100 was invested on September 30, 2005 in each of: the Company’s Common Stock, the Standard & Poor’s MidCap 400 market index and the SIC Code 371 Index.  The total return assumes reinvestment of dividends and is adjusted for stock splits. The fiscal 2010 return listed in the charts below is based on closing prices per share on September 30, 2010.  On that date, the closing price for the Company’s Common Stock was $27.50.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Oshkosh Corporation, the S&P Midcap 400 Index
and SIC Code 371 Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
9/05
9/06
9/07
9/08
9/09
9/10
Oshkosh Corporation
S&P Midcap 400
SIC Code 371 Index

*$100 invested on September 30, 2005 in stock or index, including reinvestment of dividends.

Fiscal year ended September 30,	2005	2006	2007	2008	2009	2010

Oshkosh Corporation	$100.00	117.80	145.72	31.34	75.70	67.30
S&P Midcap 400 market index	$100.00	106.56	126.55	105.44	102.16	120.33
SIC Code 371 Index	$100.00	104.99	144.37	95.54	95.92	137.74

ITEM 6.          SELECTED FINANCIAL DATA

Fiscal Year

(In millions, except per share amounts)	2010 (1)	2009 (2) (3)	2008	2007 (4)	2006
Income Statement Data:
Net sales	$9,842.4	$5,253.1	$6,877.7	$6,089.9	$3,182.2
Gross income	1,970.0	703.3	1,170.0	1,081.7	570.9
Intangible assets impairment charges	25.6	1,190.2	1.0	—	—
Depreciation	83.8	75.1	72.8	54.3	24.7
Amortization of purchased intangibles, deferred financing costs and stock-based compensation	103.8	86.6	90.8	83.3	19.2
Operating income (loss)	1,394.1	(979.5)	617.4	610.5	320.3
Income (loss) attributable to Oshkosh Corporation common shareholders:
From continuing operations	792.9	(1,167.0)	288.9	286.4	203.3
From discontinued operations	(2.9)	68.2	(209.6)	(18.3)	2.2
Net income (loss)	790.0	(1,098.8)	79.3	268.1	205.5
Income (loss) attributable to Oshkosh Corporation common shareholders per share assuming dilution:
From continuing operations	$8.72	$(15.26)	$3.86	$3.83	$2.73
From discontinued operations	(0.03)	0.89	(2.80)	(0.25)	0.03
Net income (loss)	8.69	(14.37)	1.06	3.58	2.76
Dividends per share	$—	$0.2000	$0.4000	$0.4000	$0.3675

Balance Sheet Data:
Total assets	$4,708.6	$4,768.0	$6,081.5	$6,399.8	$2,110.9
Net working capital	403.9	484.6	689.2	646.9	121.4
Long-term debt (including current maturities)	1,152.1	2,024.3	2,757.7	3,022.0	2.9
Oshkosh Corporation shareholders’ equity	1,326.6	514.1	1,388.6	1,393.6	1,061.9

Other Financial Data:
Expenditures for property, plant and equipment	83.2	46.2	75.8	83.0	56.0
Backlog	5,401.4	5,615.4	2,353.8	3,177.8	1,914.3
Book value per share	$14.63	$5.75	$18.66	$18.78	$14.40

(1)

In the fourth quarter of fiscal 2009, the Company began production on a sole source contract awarded by the DoD for M-ATVs. During fiscal 2010, the Company delivered 7,539 M-ATV units and related aftermarket parts & service under this contract with a combined sales value of $4.48 billion. The Company expects that it will complete deliveries of M-ATVs, under orders that it has received to date, by November 2010.

(2)

In the second quarter of fiscal 2009, the Company recorded in continuing operations non-cash charges totaling $1.19 billion pre-tax ($15.26 per share, net of taxes) to record impairment of goodwill and other long-lived assets.

(3)

On August 12, 2009, the Company completed a public equity offering of 14,950,000 shares of Common Stock, which included the exercise of the underwriters’ over-allotment option for 1,950,000 shares of Common Stock, at a price of $25.00 per share. The Company paid $15.1 million in underwriting discounts and commissions and approximately $0.6 million of offering expenses. The net proceeds of the equity offering of approximately $358.1 million, along with cash flow from operations, allowed the Company to repay $731.6 million of debt in fiscal 2009.

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

General

The Company is a leading designer, manufacturer and marketer of a wide range of specialty vehicles and vehicle bodies, including defense trucks, access equipment, fire & emergency vehicles and concrete mixers and refuse collection vehicles.  The Company manufactures defense trucks under the “Oshkosh” brand name and is a leading manufacturer of severe-duty, tactical wheeled vehicles for the DoD.  The Company is a leading global manufacturer of aerial work platforms under the “JLG” brand name.  The Company is among the worldwide leaders in the manufacturing of telehandlers under the “JLG,” “SkyTrak” and “Lull” brand names.  Under the “Jerr-Dan” brand name, the Company is a leading domestic manufacturer and marketer of towing and recovery equipment.  Under the “Pierce” brand name, the Company is among the leading global manufacturers of fire apparatus assembled on both custom and commercial chassis.  Under the “Frontline” brand name, the Company is a leading domestic manufacturer and marketer of broadcast vehicles.  The Company manufactures ARFF and airport snow removal vehicles under the “Oshkosh” brand name and ambulances under the “MEDTEC” brand name.  The Company manufactures mobile medical trailers under the “Oshkosh Specialty Vehicles” and “SMIT” brand names.  Under the “McNeilus,” “Oshkosh,” “London” and “CON-E-CO” brand names, the Company manufactures rear- and front-discharge concrete mixers and portable and stationary concrete batch plants.  Under the “McNeilus” brand name, the Company manufactures a wide range of automated, rear, front, side and top loading refuse collection vehicles.  Under the “IMT” brand name, the Company is a leading domestic manufacturer of field service vehicles and truck-mounted cranes.

During fiscal 2010, in conjunction with the appointment of a new access equipment segment president, the Company transferred operational responsibility of JerrDan from the fire & emergency segment to the access equipment segment.  As a result, JerrDan has been included with the access equipment segment for financial reporting purposes.  Historical information has been reclassified to include JerrDan in the access equipment segment for all periods presented.

Major products manufactured and marketed by each of the Company’s business segments are as follows:

Defense — tactical trucks and supply parts and services sold to the U.S. military and to other militaries around the world.

Access equipment — aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights, as well as wreckers and carriers.  Access equipment customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers, the U.S. military and towing companies in the U.S. and abroad.

Fire & emergency — custom and commercial firefighting vehicles and equipment, ARFF vehicles, snow removal vehicles, ambulances and other emergency vehicles primarily sold to fire departments, airports and other governmental units, mobile medical trailers sold to hospitals and third-party medical service providers in the Americas and abroad and broadcast vehicles sold to broadcasters and TV stations in North America and abroad.

Commercial — concrete mixers, refuse collection vehicles, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in the Americas and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the U.S. and abroad.

All estimates referred to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company’s estimates as of November 18, 2010.

Recent Dispositions

In fiscal 2009, the Company sold its European refuse collection vehicle business, Geesink Group B.V., Norba A.B. and Geesink Norba Limited (together, “Geesink”), to a third party for nominal cash consideration.  In spite of aggressive actions during the previous three fiscal years to restructure this business and return it to profitability, the business continued to incur operating losses for the first nine months of fiscal 2009.  The Company believed that its performance could be enhanced by redeploying its resources from Geesink to support the Company’s other businesses.  The Company has reflected the financial results of Geesink as discontinued operations in the Consolidated Statements of Operations for all periods presented.  The Company recorded a $33.8 million non-cash, pre-tax gain on the sale.

In October 2009, the Company completed the sale of its 75% interest in BAI, the Company’s European fire apparatus and equipment business, to BAI’s management team for nominal cash consideration.  BAI, which was included in the Company’s fire & emergency segment, had sales of $42.2 million and $58.7 million in fiscal 2009 and 2008, respectively.  The Company recorded a small loss on the sale of BAI in the first quarter of fiscal 2010.  The Company has reflected the financial results of BAI as discontinued operations in the Consolidated Statements of Operations for all periods presented.

In addition, in the fourth quarter of fiscal 2009, the Company reorganized Geesink’s European parent holding company and claimed a worthless stock and bad debt deduction, which resulted in a $71.5 million tax benefit, of which $61.0 million related to Geesink and BAI and was therefore included in discontinued operations.

Executive Overview

Fiscal 2010 was a record year for the Company in terms of sales of $9.8 billion, operating income of $1.4 billion and earnings per share from continuing operations of $8.72.  The Company’s ability to design the urgently needed, life-saving  M-ATV for the DoD, win the program over a number of other competitive bidders and draw on the Company’s resources to ramp-up to production levels of over 1,000 vehicles per month in what has been called one of the fastest and most effective ramp-ups of a defense vehicle program since World War II, was critical to the Company’s fiscal 2010 success.  The M-ATV program accounted for nearly $4.5 billion of the Company’s sales in fiscal 2010.  Based on its strong financial results, the Company was able to reduce debt by more than $735 million during the year and improve its debt-to-total capitalization ratio to less than 50% (See “Liquidity and Capital Resources”).  In addition, the Company refinanced and extended the term of its remaining debt with the issuance of $500 million senior notes in March 2010 and completion of a new credit agreement in September 2010.  While most of the Company’s non-defense markets remained weak in fiscal 2010, particularly in the United States and Europe, the access equipment market experienced a modest recovery in the second half of the fiscal year.

In light of continued weak markets, the Company has remained focused on cash generation and cost reduction.  The Company announced plans over the last four months to consolidate a number of facilities to take advantage of opportunities to streamline production and reduce costs.  The Company believes these actions will better position the Company for profitable growth as the economy recovers.  At the same time, the Company is investing in the business to position itself for the future.  During fiscal 2010, the Company added lean, supply chain, materials management and quality control talent in support of its Oshkosh Operating System initiative.  The Company also completed pre-production readiness activities associated with the start-up of production under the Company’s five-year requirements contract with the DoD to supply FMTVs.  In addition, in fiscal 2010 the Company began manufacturing at its plant in Tianjin, China to produce JLG access equipment for the Asian/Pacific markets.

While not providing specific quantitative guidance, the Company believes fiscal 2011 sales, operating income and net income will be lower than fiscal 2010 as fiscal 2010 benefited from almost $4.5 billion of M-ATV-related sales.  M-ATV production and shipments are scheduled to conclude in the first quarter of fiscal 2011.  The Company expects that sales in its defense segment will be over $4 billion in fiscal 2011 compared to $7.2 billion in fiscal 2010 when the Company was producing 7,539 M-ATVs.  As of September 30, 2010, the defense segment had approximately $3.5 billion of fiscal 2011 sales in backlog, including approximately $750 million of vehicles and aftermarket parts and service revenue related to the M-ATV program.  Most of the M-ATV-related backlog is expected to be sold in the first half of fiscal 2011.  The Company estimates that FMTV sales will comprise approximately 15% of defense segment sales in fiscal 2011 as it ramps up production during the year.  The Company believes that FMTV margins will be near break even in fiscal 2011, before increasing in subsequent years from production efficiencies and the execution of cost reduction strategies.  The Company believes fiscal 2011 margins for the defense segment in total will be in the low double digit range.

The Company believes that the access equipment segment will record year-over-year gains in sales to external customers in fiscal 2011 based on expected higher equipment replacement demand in North America along with continued growth in emerging markets.  The Company expects sales in the access equipment segment to be strongest in the second and third quarters of fiscal 2011 due to product seasonality.  The Company expects that higher sales levels will generate operating income margins in the low single digits in the access equipment segment in fiscal 2011.  The Company does not expect that the access equipment segment will have significant intersegment sales to the defense segment in fiscal 2011.

The Company believes fire & emergency segment sales will be flat to down compared to fiscal 2010 due primarily to weak municipal spending on fire apparatus.  The Company expects that margins in this segment will be lower than fiscal 2010 due to anticipated shifts in customer buying patterns to units with lower content, increased new product development spending, overhead costs absorbed over fewer units and a more challenging pricing environment, especially internationally.

The Company believes that the commercial segment will generate modestly higher sales in fiscal 2011.  While the Company expects concrete mixer sales will remain relatively flat domestically, it believes international concrete mixer sales will continue to grow.  The Company believes that refuse collection vehicle sales will be modestly higher in fiscal 2011 as the Company anticipates customers, most of whom are private haulers and not municipalities, will look to replace older units in their fleets.  The Company expects that intersegment sales of components to the defense segment will decrease in fiscal 2011 and that operating income margins in the commercial segment will be flat to down compared to fiscal 2010 operating income margins due to lower intersegment defense sales and expected reduction of LIFO inventory benefits.

The Company expects that corporate expenses will be higher in fiscal 2011 than in fiscal 2010 as a result of increased investments to strengthen the Company’s market leadership and to take advantage of future growth opportunities by investing in information systems, infrastructure and people.  The Company plans to continue to deliver debt reduction in fiscal 2011, although the Company anticipates that debt reduction will be more modest than in fiscal 2010.  The Company also expects significantly lower interest expense due to lower debt levels and a lower interest rate spread as a result of its new credit agreement completed in September 2010.  The Company expects that fiscal 2011 capital expenditures will approach $100 million, but may reach $125 million if the economic recovery strengthens.  The Company believes that its fiscal 2011 effective income tax rate will approximate 38%.

Results of Operations

Consolidated Net Sales — Three Years Ended September 30, 2010

The following table presents net sales (see definition of net sales contained in Note 2 of the Notes to Consolidated Financial Statements) by business segment (in millions):

	Fiscal Year Ended September 30,
	2010	2009	2008
Net sales
Defense	$7,161.7	$2,594.8	$1,891.9
Access equipment	3,011.9	1,225.5	3,212.6
Fire & emergency	916.0	1,042.3	1,009.4
Commercial	622.1	590.0	835.1
Intersegment eliminations	(1,869.3)	(199.5)	(71.3)
Consolidated	$9,842.4	$5,253.1	$6,877.7

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2010	2009	2008
Net sales
United States	$8,882.6	$4,487.1	$4,997.2
Other North America	111.0	89.7	180.6
Europe, Africa and the Middle East	508.6	468.6	1,283.5
Rest of the world	340.2	207.7	416.4
Consolidated	$9,842.4	$5,253.1	$6,877.7

Fiscal 2010 Compared to Fiscal 2009

Consolidated net sales increased 87.4% to $9.84 billion in fiscal 2010 compared to fiscal 2009.  The increase in sales was primarily the result of the M-ATV contract in the defense segment.

Defense segment net sales increased 176.0% to $7.16 billion in fiscal 2010 compared to fiscal 2009.  The increase was primarily due to the sale of 7,539 M-ATV units and related aftermarket parts & service under a contract under which initial production began in the fourth quarter of fiscal 2009.  Combined vehicle and parts & service sales related to the M-ATV program totaled $4.48 billion in fiscal 2010, an increase of $4.38 billion over fiscal 2009 levels.

Access equipment segment net sales increased 145.8% to $3.01 billion in fiscal 2010 compared to fiscal 2009.  Sales in fiscal 2010 included $1.73 billion in intersegment M-ATV-related sales to the defense segment.  Sales to external customers increased 12.0% to $1.27 billion in fiscal 2010 compared to fiscal 2009.  Sales to external customers reflected relatively strong demand for new equipment in North America (up 20.8%) and Latin America (up 129.6%), offset in part by substantially lower demand in Europe, Africa and the Middle East (down 28.9%).  In addition to the higher volumes experienced during fiscal 2010, the increase in sales as compared to fiscal 2009 was the result of improved pricing, primarily related to long-term U.S. government contacts with annual price escalation clauses ($20.1 million), favorable foreign currency exchange rates ($17.4 million) and improved product mix ($15.1 million).

Fire & emergency segment net sales decreased 12.1% to $916.0 million in fiscal 2010 compared to fiscal 2009.  The decrease in sales reflected lower shipments of fire apparatus ($116.3 million reduction) due to softer demand attributable to declining municipal budgets in the U.S. and continued weak demand for mobile medical equipment ($25.9 million reduction).  In addition, the mobile medical equipment market has been adversely impacted by a reduction in Medicare reimbursement rates and the uncertain health care environment in the U.S.

Commercial segment net sales increased 5.4% to $622.1 million in fiscal 2010 compared to fiscal 2009.  A $29.9 million increase in intersegment production of heavy tactical vehicle components for the defense segment and a 38.6% increase in concrete placement vehicle shipments off of historical lows were offset by a 3.5% decrease in domestic refuse collection vehicle shipments.

Fiscal 2009 Compared to Fiscal 2008

Consolidated net sales decreased 23.6% to $5.25 billion in fiscal 2009 compared to fiscal 2008.  The decrease in sales was a result of unprecedented reductions in the Company’s access equipment segment sales and continued reductions in the Company’s commercial segment sales as a result of the global recession and credit crisis.  These decreases were partially offset by increased sales in the Company’s defense and domestic fire apparatus businesses.

Defense segment net sales increased 37.2% to $2.59 billion in fiscal 2009 compared to fiscal 2008.  The increase was attributable to higher unit volume of heavy-payload tactical vehicles and parts & service sales volume to fulfill the continuing requirements of the Company’s largest customer, the DoD.  Shipments of new and remanufactured heavy-payload tactical vehicles to the U.S. Army increased by nearly 1,000 units, or 24%, in fiscal 2009 compared to the prior year (a $454.7 million increase, including additional armoring).  Defense segment parts & service sales in fiscal 2009 benefited from the sale and installation of reducible-height armor kits for MTVR trucks for the U.S. Marine Corps (up $73.2 million) and sales of TAK-4 independent suspension systems to third-party MRAP vehicle original equipment manufacturers ($88.3 million).

Access equipment net sales decreased 61.9% to $1.23 billion in fiscal 2009 compared to fiscal 2008.  Sales reflected substantially lower demand globally arising from recessionary economies and tight credit markets.  European, African and Middle East and North American new machine unit volumes each declined approximately 75% in fiscal 2009, while the rest of world equipment unit volumes were down about 50%.  Access equipment sales in fiscal 2009 included $86.7 million of intercompany sales to the defense segment related to the M-ATV program.

Fire & emergency segment net sales increased 3.3% to $1.04 billion in fiscal 2009 compared to fiscal 2008.  Sales price increases to offset higher raw material costs and improved product mix (combined $44.4 million) as well as increased shipments of domestic fire apparatus ($30.3 million) were offset in part by a shift in component production and corresponding intersegment sales out of the fire & emergency segment to the commercial segment ($27.9 million).

Commercial segment net sales declined 29.3% to $0.59 billion in fiscal 2009 compared to fiscal 2008.  The decrease in sales was the result of a 60.4% decline in sales of concrete placement products related to lower unit volume due to continued weakness in U.S. residential and nonresidential construction activity, and a 15.0% decrease in refuse collection vehicle sales.  The decline in refuse collection vehicle sales was the result of lower international unit volume ($30.0 million) as well as the timing of deliveries to large fleet customers (down $8.0 million).  This decline was offset in part by higher intersegment sales as a result of a shift in component production and corresponding sales out of the fire & emergency segment to the commercial segment ($59.5 million).

Consolidated Cost of Sales — Three Years Ended September 30, 2010

Fiscal 2010 Compared to Fiscal 2009

Consolidated cost of sales increased to $7.87 billion, or 80.0% of sales, in fiscal 2010 compared to $4.55 billion, or 86.6% of sales, in fiscal 2009.  The 660 basis point decrease in cost of sales as a percentage of sales was due to the impact of M-ATV-related sales (260 basis points), relatively fixed overhead costs spread over a higher sales base (190 basis points), improved pricing (90 basis points) and lower material costs (60 basis points).

Fiscal 2009 Compared to Fiscal 2008

Consolidated cost of sales decreased to $4.55 billion, or 86.6% of sales, in fiscal 2009 compared to $5.71 billion, or 83.0% of sales, in fiscal 2008.  The 360 basis point increase in cost of sales as a percentage of sales was due to higher material costs (200 basis points), primarily within the access equipment segment, and relatively fixed overhead costs spread over a lower sales base (150 basis points).

Consolidated Operating Income (Loss) — Three Years Ended September 30, 2010

The following table presents operating income (loss) by business segment (in millions):

	Fiscal Year Ended September 30,
	2010	2009	2008
Operating income (loss):
Defense	$1,320.7	$403.3	$265.2
Access equipment	97.3	(1,159.1)	363.1
Fire & emergency	57.6	51.2	93.4
Commercial	19.4	(183.7)	4.7
Corporate	(99.0)	(89.6)	(108.5)
Intersegment eliminations	(1.9)	(1.6)	(0.5)
Consolidated	$1,394.1	$(979.5)	$617.4

Fiscal 2010 Compared to Fiscal 2009

The Company reported consolidated operating income of $1.39 billion, or 14.2% of sales, in fiscal 2010 compared to an operating loss of $979.5 million, or 18.6% of sales, in fiscal 2009.  Operating results in fiscal 2010 and 2009 included non-cash charges for the impairment of goodwill and other long-lived assets of $25.6 million and $1.19 billion, respectively.  The lower impairment charges in fiscal 2010 combined with significantly improved defense segment and access equipment segment performance led to the increase in operating income.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-20, Goodwill, the Company reviews goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment.  In the first quarter of fiscal 2010, OSV experienced a significant decline in sales, operating income and orders for future sales.  The decline was primarily attributable to concerns of OSV’s mobile medical trailer customers regarding current and future levels of Medicare reimbursement for services performed by these customers.  As a result of these significant declines, the reporting unit revised its forecast to incorporate these reductions which resulted in a significant decline in projected fiscal 2010 sales and operating income.  The severity of the decline in the updated forecast, the then current Medicare reimbursement environment and the uncertainty at the time regarding the potential for passage of a health care reform bill, further impacting Medicare reimbursement rates, resulted in an interim indicator of impairment of the reporting unit that required the Company to perform additional impairment testing of goodwill and long-lived intangible assets at this reporting unit in the first quarter of fiscal 2010.  Following the impairment testing, the Company recorded impairment charges for goodwill and other long-lived intangible assets of $23.3 million during the first quarter of fiscal 2010.  In addition, in conjunction with the Company’s fiscal 2010 annual fourth quarter impairment testing, as a result of reduced expectations relative to one of the commercial segment’s product lines, the Company identified and recorded an impairment of an intangible trade name asset in its commercial segment in the amount of $2.3 million.

Defense segment operating income increased 227.5% to $1.32 billion, or 18.4% of sales, in fiscal 2010 compared to $403.3 million, or 15.5% of sales, in fiscal 2009.  The increase in operating income as a percent of sales compared to the prior year reflected the impact of the significant increase in production and sales volume related to the M-ATV contract (280 basis points) and relatively fixed engineering and administrative expenses relative to higher sales (140 basis points), offset in part by a reduced LIFO benefit (40 basis points).

The access equipment segment reported operating income of $97.3 million, or 3.2% of sales, in fiscal 2010 compared to an operating loss of $1.16 billion in fiscal 2009, which included $941.7 million in non-cash impairment charges for goodwill and other long-lived assets.  The improvement in operating results was primarily the result of the impact of the impairment charges recorded in prior year results and recognition of $1.73 billion of intersegment M-ATV sales at mid-single digit margins in fiscal 2010 as the Company leveraged under-utilized facilities and its workforce from its access equipment segment to produce crew capsules for the M-ATV and to perform vehicle assembly.  Operating results related to sales to external customers in the access equipment segment in fiscal 2010 also benefited from lower material costs ($48.2 million), lower provisions for credit losses ($34.3 million), improved pricing ($22.9 million) and favorable foreign currency exchange rates ($13.1 million).

The fire & emergency segment reported operating income of $57.6 million, or 6.3% of sales, in fiscal 2010 compared to $51.2 million, or 4.9% of sales, in fiscal 2009.  Fiscal 2010 and 2009 included $23.3 million and $64.2 million in non-cash impairment charges for goodwill and other long-lived assets, respectively.  The improvement in operating results was due to a decrease in impairment charges in fiscal 2010, offset in part by the impact of lower sales volumes across the segment ($32.2 million).

The commercial segment generated operating income of $19.4 million, or 3.1% of sales, in fiscal 2010 compared to an operating loss of $183.7 million in fiscal 2009, which included $184.3 million in non-cash impairment charges for goodwill and other long-lived assets.  The increase in operating results in fiscal 2010 was largely due to the recognition of impairment charges in the prior year and profit on increased intersegment manufacturing activities for the defense segment, offset in part by lower LIFO inventory benefits ($3.6 million).

Corporate operating expenses increased $9.4 million to $99.0 million in fiscal 2010 compared to fiscal 2009 largely due to higher incentive compensation, including higher share-based compensation expense.

Intersegment profit eliminations of $1.9 million in fiscal 2010 resulted from profit on intersegment sales between segments (largely M-ATV-related sales between access equipment and defense).  To the extent that the purchasing segment has not sold the inventory to an outside party, the profits earned by the selling segment are eliminated from consolidated earnings through intersegment profit eliminations.

Consolidated selling, general and administrative expenses increased $59.5 million to $489.8 million, or 5.0% of sales, in fiscal 2010 compared to $430.3 million, or 8.2% of sales, in fiscal 2009.  The increase in selling, general and administrative expenses as compared to the prior year was primarily related to higher compensation ($56.8 million), including higher incentive and share-based compensation expense, higher consulting services ($10.9 million), and promotional expenses ($8.0 million) and other increases associated with the higher sales, offset in part by lower provisions for doubtful accounts and credits losses ($34.7 million).  Consolidated selling, general and administrative expenses as a percentage of sales decreased largely due to substantially higher defense segment sales on a relatively fixed cost base.

Fiscal 2009 Compared to Fiscal 2008

The Company incurred a consolidated operating loss of $979.5 million in fiscal 2009 as compared to operating income of $617.4 million in fiscal 2008.  The operating loss in fiscal 2009 was driven by $1.19 billion of pre-tax, non-cash charges for the impairment of goodwill and other long-lived assets.  Sharply lower sales volume in the access equipment and commercial segments also contributed to the decrease in operating results in fiscal 2009.

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

Defense segment operating income increased 52.1% to $403.3 million, or 15.5% of sales, in fiscal 2009 compared to $265.2 million, or 14.0% of sales, in fiscal 2008.  The increase in operating income as a percent of sales compared to fiscal 2008 reflected better absorption of fixed costs (200 basis points), improved performance on service work (50 basis points) and favorable LIFO inventory adjustments (60 basis points), offset in part by a larger percentage of sales under lower margin contracts during fiscal 2009 (140 basis points).

The access equipment segment incurred an operating loss of $1,159.1 million, including $941.7 million in pre-tax, non-cash impairment charges for goodwill and other long-lived assets, in fiscal 2009 compared to operating income of $363.1 million in fiscal 2008.  In addition to the non-cash impairment charges, the decline in operating income was due to the impact of sharply lower sales volume ($480.6 million), sale of units comprised of higher cost materials purchased in fiscal 2008 when steel costs were high ($59.7 million), and an increase in the provision for credit losses ($47.8 million).  The impact of these factors was reduced by lower operating expenses ($68.2 million) as a result of aggressive cost reduction efforts.

Fire & emergency segment operating income decreased 45.1% to $51.2 million, or 4.9% of sales, in fiscal 2009 compared to $93.4 million, or 9.3% of sales in fiscal 2008.  Impairment charges of $64.2 million for goodwill and other long-lived assets more than offset otherwise favorable operating results for the segment due to favorable product mix ($6.0 million) as well as lower operating expenses throughout the segment as a result of cost reduction initiatives ($8.0 million).

The commercial segment incurred an operating loss in fiscal 2009 of $183.7 million, including $184.3 million in pre-tax, non-cash impairment charges for goodwill and other long-lived assets, compared to operating income of $4.7 million in fiscal 2008.  The decrease in operating results was due to the non-cash impairment charges and the impact of sharply lower concrete placement products sales volume ($31.6 million), offset in part by reductions in operating expenses ($20.5 million) due to cost reduction efforts and a LIFO inventory benefit of $5.9 million due to significant reductions in inventory levels.

Corporate operating expenses decreased $18.9 million to $89.6 million in fiscal 2009 compared to fiscal 2008 largely due to focused cost reduction efforts, including lower outside professional services, ($10.3 million) and travel costs ($5.1 million).

Intersegment profit eliminations of $1.6 million in fiscal 2009 resulted from profit on intersegment sales between segments (largely M-ATV-related sales between access equipment and defense).  To the extent that the purchasing segment has not sold the inventory to an outside party, the profits earned by the selling segment are eliminated from consolidated earnings through intersegment profit eliminations.

Consolidated selling, general and administrative expenses decreased $52.6 million to $430.3 million, or 8.2% of sales, in fiscal 2009 compared to $482.9 million, or 7.0% of sales, in fiscal 2008 as a result of focused cost reduction efforts, including reductions in staffing, salary reductions and furloughs, the elimination of 401(k) contribution matches (combined decrease of $47.9 million) and other cost reductions.  Selling, general and administrative expenses in fiscal 2009 included provisions for credit losses of $50.0 million, or 0.9% of sales, compared to $0.6 million in fiscal 2008, with the increase in provisions principally concentrated in the access equipment segment due to the effects of the global recession on the financial health of its customers and due to reductions in the underlying collateral value of the equipment.

Non-Operating Income — Three Years Ended September 30, 2010

Fiscal 2010 Compared to Fiscal 2009

Interest expense net of interest income decreased $23.9 million to $183.6 million in fiscal 2010 compared to fiscal 2009 largely as a result of the effect of lower borrowings, offset in part by the write-off of debt issuance costs as a result of the repayment of debt.  Average debt outstanding decreased from $2.55 billion during fiscal 2009 to $1.61 billion in fiscal 2010.  In addition to debt reduction as a result of strong cash flow generation during the past two years, the Company completed a common stock offering early in the fourth quarter of fiscal 2009, which provided $358.1 million of net proceeds that the Company applied to reduce outstanding debt.  Included within fiscal 2010 and 2009 interest expense were $20.4 million and $5.0 million related to the write-off of deferred financing fees associated with the early repayment and refinancing of debt, respectively.

Other miscellaneous income of $1.0 million in fiscal 2010 related primarily to net foreign currency transaction gains.

Fiscal 2009 Compared to Fiscal 2008

Interest expense net of interest income increased $2.9 million to $207.5 million in fiscal 2009 compared to fiscal 2008 on lower average outstanding debt, as a result of higher interest rates after the effective date of an amendment of the Company’s credit agreement.  In March 2009, the Company amended its credit agreement to provide additional room under its financial covenants to address lower earnings as a result of the impact of the global recession and tight credit markets.  In connection with this amendment, interest rate spreads were increased significantly.

Other miscellaneous income of $8.8 million in fiscal 2009 related primarily to net foreign currency transaction gains.

Provision for (Benefit from) Income Taxes — Three Years Ended September 30, 2010

Fiscal 2010 Compared to Fiscal 2009

The Company recorded a $414.3 million tax provision in fiscal 2010, or 34.2% of pre-tax income from continuing operations, compared to a tax benefit of $12.6 million, or 1.1% of pre-tax losses from continuing operations, in fiscal 2009.  The fiscal 2010 income tax provision benefited from a favorable income tax audit settlement (130 basis point reduction in effective tax rate), which was partially offset by the reduction in accrued benefits previously recorded under a European tax incentive due to losses in the period (60 basis point increase in rate).  The fiscal 2010 effective income tax rate was unfavorably impacted by a pre-tax intangible asset impairment charge of $25.6 million, of which only $6.3 million was deductible.  The 2009 income tax benefit of $412.4 million at the U.S. federal rate on the pre-tax loss of $1,178.2 million was reduced by the tax effect of non-deductible intangible asset impairment charges of $394.0 million and $17.3 million related to the reduction in accrued benefits previously recorded under a European tax incentive due to cumulative losses incurred during the period, offset in part by a worthless stock deduction benefit of $10.5 million.

Fiscal 2009 Compared to Fiscal 2008

The Company recorded a $12.6 million tax benefit in fiscal 2009, or 1.1% of pre-tax losses, compared to tax expense of $121.2 million, or 30.0% of pre-tax earnings, for fiscal 2008.  The expected tax benefit for fiscal 2009, at the U.S. federal rate of 35%, of $412.4 million was reduced by the tax effect of non-deductible impairment charges of $394.0 million and by $17.3 million related to the reduction in accrued benefits previously recorded under a European tax incentive due to losses incurred during the period, offset in part by a worthless stock deduction and other tax benefits.

Equity in Earnings (Losses) of Unconsolidated Affiliates — Three Years Ended September 30, 2010

Fiscal 2010 Compared to Fiscal 2009

Equity in losses of unconsolidated affiliates of $4.3 million in fiscal 2010 and $1.4 million in fiscal 2009 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.  Earnings for these entities decreased due to lower financing activity and increased credit losses due to the impact of continued global economic weakness.

Fiscal 2009 Compared to Fiscal 2008

The Company recorded a loss of $1.4 million related to equity in unconsolidated affiliates in fiscal 2009 compared to $6.3 million of income in fiscal 2008.  The Company has equity interests in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.  Earnings for these entities decreased due to lower financing activity and increased credit losses due to the impact of the global recession.

Analysis of Discontinued Operations — Three Years Ended September 30, 2010

In July 2009, the Company completed the sale of its ownership in Geesink to a third party for nominal cash consideration.  Geesink, a European refuse collection vehicle manufacturer, was previously included in the Company’s commercial segment.  Due to the reclassification of $92.0 million of cumulative translation adjustments out of equity, the Company recorded a pre-tax gain on the sale of Geesink of $33.8 million in the fourth quarter of fiscal 2009.  In October 2009, the Company sold its 75% ownership interest in BAI to BAI’s management team for nominal cash consideration.  BAI, a European fire apparatus manufacturer, was previously included in the Company’s fire & emergency segment.  In the fourth quarter of fiscal 2009, the Company made a “check-the-box” election to treat its foreign subsidiary, the European holding company parent of Geesink and BAI, as a disregarded entity for U.S. federal income tax purposes.  As a result of the election, the Company recorded a $71.5 million worthless stock and bad debt income tax benefit, of which $61.0 million has been recorded in discontinued operations.  The historical results of operations of Geesink and BAI have been reclassified in the Company’s Consolidated Statements of Operation and are included in “Income (loss) from discontinued operations,” for all periods presented.

Fiscal 2009 Compared to Fiscal 2008

Sales related to discontinued operations were $180.2 million in fiscal 2009, a decrease of 30.9% as compared to the prior year.  The decrease in sales related to discontinued operations in fiscal 2009 as compared with fiscal 2008 was primarily related to the inclusion of Geesink sales for nine months in fiscal 2009 versus twelve months in fiscal 2008 as a result of the sale of that business in July 2009.  Discontinued operations sustained an operating loss of $26.7 million in fiscal 2009 compared to an operating loss of $211.1 million in fiscal 2008.  In fiscal 2009 and 2008, the Company recorded pre-tax, non-cash charges for the impairment of intangible assets of $9.6 million and $174.2 million, respectively, related to discontinued operations.  These charges were largely non-deductible for local tax purposes.  In the fourth quarter of fiscal 2009, the Company made a “check-the-box” election to treat its foreign subsidiary, the European holding company parent of Geesink and BAI, as a disregarded entity for U.S. federal income tax purposes.  As a result of the election, the Company recorded a $71.5 million worthless stock and bad debt income tax benefit, of which $61.0 million has been recorded in discontinued operations.

Liquidity and Capital Resources

Financial Condition at September 30, 2010

The Company’s capitalization was as follows (in millions):

	September 30,
	2010	2009
Cash and cash equivalents	$339.0	$530.4
Total debt	1,302.3	2,038.2
Oshkosh Corporation’s shareholders’ equity	1,326.6	514.1
Total capitalization (debt plus equity)	2,628.9	2,552.3
Debt to total capitalization	49.5%	79.9%

Debt decreased $735.9 million during fiscal 2010 largely as a result of the Company’s use of cash flows from operations and from reductions in available cash to retire outstanding debt.  The Company’s primary use of cash flow from operations continues to be debt reduction.  The Company entered into a performance-based payments agreement for the M-ATV program during the fourth quarter of fiscal 2009.  This agreement provided milestone-based payments to fund the procurement of parts and assembly of M-ATVs.  The Company continued to receive significant performance-based payments under this agreement during the first half of fiscal 2010, which contributed to cash on hand of $339.0 million at September 30, 2010.  As the Company nears the conclusion of the M-ATV contract, performance-based payments previously received under that contract are being utilized to pay suppliers.

In addition to cash and cash equivalents, the Company had $363.8 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of September 30, 2010.  Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

Cash Flows

Operating Cash Flows

The Company generated $619.7 million of cash from operating activities during fiscal 2010 compared to $898.9 million during fiscal 2009.  Fiscal 2009 cash generation from operating activities benefited from receipt of customer advances on the M-ATV contract in advance of full rate of production, which did not occur until fiscal 2010.  Also, the Company was able to generate cash from contractions of net working capital during fiscal 2009 due to the declining sales environment.  Cash generated (used) from changes in significant working capital accounts were as follows (in millions):

	Fiscal Year Ended
	September 30,
	2010	2009

Receivables, net	$(339.6)	$377.2
Inventories, net	(82.7)	112.6
Other current assets	101.0	(89.0)
Accounts payable	169.4	(55.8)
Customer advances	(356.4)	435.6
	$(508.3)	$780.6

Changes in receivables, inventories and accounts payable in fiscal 2010 were primarily driven by M-ATV production and sales in the defense segment.  The increase in accounts payable in fiscal 2010 was primarily the result of the fast ramp up of M-ATV production with the Company turning inventory quickly relative to standard payment terms to suppliers.  In September 2009, after receipt of a large M-ATV performance-based payment, the Company prepaid a supplier $100.0 million for inventory deliveries scheduled to occur beginning in fiscal 2010.  The prepayments were recorded within “Other current assets” in the Consolidated Balance Sheet at September 30, 2009.  The prepayment was fully utilized during fiscal 2010.  As the Company nears the conclusion of the M-ATV contract, performance-based payments previously received under that contract are being utilized to pay suppliers, resulting in the decrease in customer advances in fiscal 2010.  Changes in receivables, inventories and accounts payable in fiscal 2009 were primarily driven by the decrease in non-defense segment sales.  A significant increase in customer advances in fiscal 2009 was due to the timing of performance-based payments from the U.S. government on the FHTV contract awarded in October 2008 and, more significantly, the M-ATV contract awarded in June 2009.

The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate significantly, from quarter to quarter, due to the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Consolidated days sales outstanding (defined as “Trade Receivables” divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 33 days at September 30, 2009 to 37 days at September 30, 2010.  The increase in days sales outstanding was primarily due to a higher percentage of parts & services sales in the defense segment, which typically have longer collection periods.  Days sales outstanding on non-defense sales was 49 days at September 30, 2010, up from 48 days at September 30, 2009.  Consolidated inventory turns (defined as “Cost of Sales” divided by the average “Inventory”

at the past five quarter end periods) increased from 4.3 times at September 30, 2009 to 6.7 times at September 30, 2010 generally as a result of the high M-ATV production volume during fiscal 2010.

Investing Cash Flows

Cash flows relating to investing activities consist primarily of cash used for capital expenditures.  Net cash used in investing activities in fiscal 2010 was $83.9 million compared to $56.1 million in fiscal 2009.  Capital spending, excluding equipment held for rental, of $83.2 million in fiscal 2010 was up $37.0 million compared to capital spending in fiscal 2009.  In fiscal 2009, the Company sharply curtailed capital spending in response to the global recession.  The Company increased capital spending in fiscal 2010 as a result of additional capital spending required for the FMTV contract and expanding manufacturing operations into China.  In fiscal 2011, the Company expects capital spending to again approach $100 million, but it could reach $125 million if the economic recovery strengthens.

Financing Cash Flows

Financing activities consists primarily of proceeds from the issuance of long-term debt and equity, and cash used by financing activities consists primarily of repayments of indebtedness.  Financing activities resulted in a net use of cash of $722.5 million during fiscal 2010 compared to $408.1 million during fiscal 2009.  The increase in cash used by financing activities was largely due to the completion of a public equity offering of 14,950,000 shares of Common Stock at a price of $25.00 per share in fiscal 2009.  The Company used the $358.1 million in net proceeds from the offering to repay debt under the Company’s credit agreement.  The Company repaid $720.9 million of debt in fiscal 2010 compared to $731.6 million in fiscal 2009.  In addition, a larger number of stock option holders elected to exercise stock options during the third quarter of fiscal 2010 resulting in cash generation of $19.0 million.  The Company suspended dividend payments effective April 2009 resulting in a reduction of $14.9 million in the amount of funds used for dividends in fiscal 2010 compared to the prior year.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from operations, availability under the $550.0 million Revolving Credit Facility (as defined below) and available cash and cash equivalents.  In addition to cash and cash equivalents of $339.0 million, the Company had $363.8 million of unused availability under the Revolving Credit Facility as of September 30, 2010.  These sources of liquidity are needed to fund the Company’s working capital requirements, debt service requirements and capital expenditures.  Based on the Company’s current outlook for fiscal 2011, the Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

On September 27, 2010, the Company replaced its existing credit agreement with a new senior secured credit agreement with various lenders (the “Credit Agreement”).  The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $550 million and (ii) a $650 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million commencing December 31, 2010 with a balloon payment of $341.25 million due at maturity in October 2015.  At September 30, 2010, borrowings of $150.0 million and outstanding letters of credit of $36.2 million reduced available capacity under the Revolving Credit Facility to $363.8 million.

The Company’s obligations under the Credit Agreement are guaranteed by certain of its domestic subsidiaries, and the Company will guarantee the obligations of certain of its subsidiaries under the Credit Agreement to the extent such subsidiaries borrow directly under the Credit Agreement.  Subject to certain exceptions, the Credit Agreement is secured by (i) a first-priority perfected lien and security interests in substantially all of the personal property of the Company, each material subsidiary of the Company and each subsidiary guarantor, (ii) mortgages upon certain real property of the Company and certain of its domestic subsidiaries and (iii) a pledge of the equity of each material subsidiary and each subsidiary guarantor.

The Company must pay (1) an unused commitment fee ranging from 0.40% to 0.50% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (2) a fee ranging from 1.125% to 3.50% per annum of the maximum amount available to be drawn for each letter of credit issued and outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied.  At September 30, 2010, the interest spread on the Revolving Credit Facility and Term Loan was 300 basis points.  The weighted-average interest rate on borrowings outstanding at September 30, 2010, prior to consideration of the interest rate swap, was 3.26% for the Revolving Credit Facility and 3.29% for the Term Loan.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement in 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt.  The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement (8.105% at September 30, 2010).  The notional amount of the swap at September 30, 2010 was $750 million and reduces to $250 million on December 6, 2010.  Neither the Company nor the counterparty is required to collateralize its obligations under these swaps.  The Company is exposed to loss if the counterparty defaults.  However, as of the date of this filing, the counterparty is a large Aa1 rated global financial institution and the Company believes that the risk of default is remote.

Covenant Compliance

The Credit Agreement contains various restrictions and covenants, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions and make investments in joint ventures and foreign subsidiaries.  The Credit Agreement contains the following financial covenants:

•                  Leverage Ratio: A maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)) as of the last day of any fiscal quarter of 4.50 to 1.0.

•                  Interest Coverage Ratio: A minimum interest coverage ratio (defined as, with certain adjustments, the ratio of the Company’s EBITDA to the Company’s consolidated cash interest expense) as of the last day of any fiscal quarter of 2.50 to 1.0.

•                  Senior Secured Leverage Ratio: A maximum senior secured leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated secured indebtedness to the Company’s EBITDA) of the following:

Fiscal Quarter Ending

September 30, 2010 through September 30, 2011	3.25 to 1.0
December 31, 2011 through September 30, 2012	3.00 to 1.0
Thereafter	2.75 to 1.0

Based on the Company’s current outlook for fiscal 2011, the Company expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Additionally, with certain exceptions, the Credit Agreement limits the ability of the Company to pay dividends and other distributions.  However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions in an aggregate amount not exceeding the sum of:

(i)    $50 million during any fiscal year; plus

(ii)   the excess of (a) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after September 27, 2010, over (b) the cumulative amount of all such dividends and other distributions made in any fiscal year ending after such date that exceed $50 million; plus

(iii)  for each of the first four fiscal quarters ending after September 27, 2010, $25 million per fiscal quarter, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0; plus

(iv)      for the period of four fiscal quarters ending September 30, 2011 and for each period of four fiscal quarters ending thereafter, $100 million during such period, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0.

Senior Notes

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (collectively, the “Senior Notes”).  The Senior Notes were issued pursuant to an indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein and a trustee.  The Indenture contains customary affirmative and negative covenants.  The Company has the option to redeem the Senior Notes due 2017 and Senior Notes due 2020 for a premium after March 1, 2014 and March 1, 2015, respectively.  Certain of the Company’s subsidiaries fully, unconditionally, jointly and severally guarantee the Company’s obligations under the Senior Notes.  See Note 22 of the Notes to Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

Refer to Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of September 30, 2010.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Following is a summary of the Company’s contractual obligations and payments due by period following September 30, 2010 (in millions):

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt (including interest)(1)	$1,563.9	$127.5	$248.5	$564.8	$623.1
Leases:
Capital	2.3	0.7	0.9	0.7	—
Operating	106.3	28.2	36.3	20.6	21.2
Purchase obligations(2)	1,019.5	1,017.3	2.2	—	—
Other long-term liabilities:
Uncertain tax positions(3)	—	—	—	—	—
Derivatives (at fair value)	18.0	15.2	2.8	—	—
Other	1.5	1.0	0.2	0.2	0.1
Total contractual obligations	$2,711.5	$1,189.9	$290.9	$586.3	$644.4

(1)          Interest calculated based upon the interest rate in effect at September 30, 2010.

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

(3)          Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for the remaining uncertain tax liabilities.  Therefore, $52.1 million of unrecognized tax benefits as of September 30, 2010 have been excluded from the Contractual Obligations table above.  See Note 19 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s unrecognized tax benefits as of September 30, 2010.

The Company incurs contingent limited recourse liabilities with respect to customer financing activities in the access equipment segment. For additional information relative to guarantees, see Note 12 of the Notes to Consolidated Financial Statements.

The following is a summary of the Company’s commercial commitments (in millions):

	Amount of Commitment Expiration Per Period
		Less Than			More Than
Commercial Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years

Customer financing guarantees to third parties	$78.6	$9.7	$19.9	$17.5	$31.5
Standby letters of credit	36.2	23.4	12.7	—	0.1
Corporate guarantees	3.3	3.3	—	—	—
Total commercial commitments	$118.1	$36.4	$32.6	$17.5	$31.6

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

Revenue Recognition.  The Company recognizes revenue on equipment and parts sales when contract terms are met, collectability is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer.  Revenue from service agreements is recognized as earned, when services have been rendered.  Appropriate provisions are made for discounts, returns and sales allowances.  Sales are recorded net of amounts invoiced for taxes imposed on the customer such as excise or value-added taxes.

Sales to the U.S. government of non-commercial products manufactured to the government’s specifications, including the FMTV, are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are accepted by the government.  The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable.  The Company charges anticipated losses on contracts or programs in progress to earnings when identified.

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

Sales Incentives.  The terms for sales transactions with some of the Company’s distributors and customers may include specific volume-based incentives, which are calculated and paid or credited on account as a percentage of actual sales.  The Company accounts for these incentives as sales discounts at the time of revenue recognition, which are recorded as a direct reduction of sales. The Company reviews its accrual for sales incentives on a quarterly basis and any adjustments are reflected in current earnings.

Impairment of Long-Lived and Amortized Intangible Assets.  The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives, whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations.

Impairment of Goodwill and Indefinite-Lived Intangible Assets.  Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired.  The Company performs its annual review at the beginning of the fourth quarter of each fiscal year.

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

The Company evaluates the recoverability of indefinite-lived trade names, based upon a “relief from royalty” method.  This methodology determines the fair value of each trade name through use of a discounted cash flow model that incorporates an estimated “royalty rate” the Company would be able to charge a third party for the use of the particular trade name.  In determining the estimated future cash flows, the Company considers projected future sales, a fair market royalty rate for each applicable trade name and an appropriate discount rate to measure the present value of the anticipated cash flows.

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

Guarantees of the Indebtedness of Others.  The Company enters into agreements with finance companies whereby the Company will guarantee the indebtedness of third-party end-users to whom the finance company lends to purchase the Company’s equipment.  In some instances, the Company retains an obligation to the finance companies in the event the customer defaults on the financing.  In accordance with ASC Topic 460, Guarantees, the Company recognizes the greater of the fair value of the guarantee or the contingent liability required by ASC Topic 450, Contingencies.  Reserves are initially established related to these guarantees at the fair value of the guarantee based upon the Company’s understanding of the current financial position of the underlying customers and based on estimates and judgments made from information available at that time.  If the Company becomes aware of deterioration in the financial condition of the customer/borrower or of any impairment of the customer/borrower’s ability to make payments, additional allowances are considered.  Although the Company may be liable for the entire amount of a customer/borrower’s financial obligation under guarantees, its losses would generally be mitigated by the value of any underlying collateral including financed equipment, the finance company’s inability to provide clear title of foreclosed equipment to the Company, loss pools established in accordance with the agreements and other conditions.  During periods of economic downturn, the value of the underlying collateral supporting these guarantees can decline sharply to further increase losses in the event of a customer/borrower’s default.

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

Allowance for Doubtful Accounts.  The allowance for doubtful accounts requires management to estimate a customer’s ability to satisfy its obligations.  The estimate of the allowance for doubtful accounts is particularly critical in the Company’s access equipment segment where the majority of the Company’s trade receivables are recorded.  The Company evaluates the collectability of receivables based on a combination of factors.  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected.  Additional reserves are established based upon the

Company’s perception of the quality of the current receivables, including the length of time the receivables are past due, past experience of collectability and underlying economic conditions.  If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

Goodwill and Indefinite-Lived Intangible Assets.  In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units.  The estimate of fair value of the reporting units is generally determined on the basis of discounted future cash flows supplemented by the market approach.  In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors.  The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans.  Such assumptions are subject to change as a result of changing economic and competitive conditions.  The rate used to discount estimated cash flows is a rate corresponding to the Company’s cost of capital, adjusted for risk where appropriate, and is dependent upon interest rates at a point in time.  The Company weighted the income approach more heavily (75%) as the income approach uses long-term estimates that consider the expected operating profit of each reporting unit during periods where residential and non-residential construction and other macroeconomic indicators are nearer historical averages.  The Company believes the income approach more accurately considers the expected recovery in the U.S. and European construction markets than the market approach.  There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.  It is possible that assumptions underlying the impairment analysis will change in such a manner to cause further impairment of goodwill, which could have a material impact on the Company’s results of operations.

In the first quarter of fiscal 2010, the OSV reporting unit experienced a significant decline in sales, operating income and orders for future sales.  The decline was primarily attributable to concerns of OSV’s mobile medical trailer customers regarding current and future levels of Medicare reimbursement for services performed by these customers.  As a result of these significant declines, the reporting unit revised its forecast to incorporate these reductions which resulted in a significant decline in projected fiscal 2010 sales and operating income.  The severity of the decline in the updated forecast, the current Medicare reimbursement environment and the uncertainty at the time regarding the potential for passage of a health care reform bill, further impacting Medicare reimbursement rates, resulted in an interim indicator of impairment of the reporting unit that required the Company to perform additional impairment testing of goodwill and intangible assets at this reporting unit in the first quarter of fiscal 2010.  Following the impairment testing, the Company recorded impairment charges for goodwill and other intangible assets of $23.3 million during the first quarter of fiscal 2010.

During the fourth quarter of fiscal 2010, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally trade names).  The Company performed its valuation analyses with the assistance of a third-party valuation advisor.  In evaluating the recoverability of goodwill, the Company derived the fair value of its reporting units utilizing both the income and market approaches.  Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.  Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management.  For the annual impairment testing in the fourth quarter of fiscal 2010, the Company used a weighted-average cost of capital of 12.5% and a terminal growth rate of 3%.  The discount rate is based upon the currently prevailing market rate adjusted for Company specific risk.  Under the market approach, the Company derived the fair value of its reporting units based on revenue multiples of comparable publicly-traded companies.  The sum of the fair values of the reporting units was reconciled to the Company’s market capitalization as of July 1, 2010 plus an estimated control premium.  This resulted in a control premium of 10%, based on the price of the Company’s Common Stock on July 1, 2010 of $30.44 per share.  To derive the fair value of its trade names, the Company utilized the “relief from royalty” approach.  As a result of this testing, the Company recorded impairment charges of $2.3 million for trade names within the commercial segment.  Based on the Company’s annual impairment review, the Company concluded that no goodwill or other indefinite-lived intangible asset impairment charges were required.  Assumptions utilized in the impairment analysis are highly judgmental, especially given the severity and global scale of the current economic weakness.  Changes in estimates or the application of alternative assumptions could have produced significantly different results.

At July 1, 2010, approximately 86% of the Company’s recorded goodwill and purchased intangibles were concentrated within the JLG reporting unit in the access equipment segment.  The estimated fair value of JLG calculated in the fourth quarter of fiscal 2010 impairment analysis exceeded JLG’s net book value by approximately 19%, or $400 million.  The impairment model assumes that the U.S. economy and construction spending (and hence access equipment demand) will show marked improvement beginning in fiscal 2012.  Assumptions utilized in the impairment analysis are highly judgmental, especially given the severity and global scale of the current economic weakness.  Changes in estimates or the application of alternative assumptions could have produced significantly different results.  For each additional 50 basis point increase in the discount rate, the fair value of JLG would decrease by approximately $150 million.  Events and conditions that could result in the impairment of intangibles at JLG include a further decline in economic conditions, a slower or weaker economic recovery than currently estimated by the Company or other factors leading to reductions in expected long-term sales or profitability at JLG.

Guarantees of the Indebtedness of Others.  The reserve for guarantees of the indebtedness of others requires management to estimate a customer’s ability to satisfy its obligations.  The estimate is particularly critical in the Company’s access equipment segment where the majority of the Company’s guarantees are granted.  The Company evaluates the reserve based on a combination of factors.  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded in accordance with ASC Topic 450, Contingencies.  In most cases, the financing company is required to provide clear title to the equipment under the financing program.  The Company considers the residual value of the equipment to reduce the amount of exposure.  Residual values are estimated based upon recent auctions, used equipment sales and periodic studies performed by a third-party.  Additional reserves, based upon historical loss percentages, are established at the time of sale of the equipment based upon the requirement of ASC Topic 460, Guarantees.  If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

Product Liability.  Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business.  A substantial portion of these claims and lawsuits involve the Company’s access equipment, concrete placement and refuse collection vehicle businesses, while such lawsuits in the Company’s defense and fire & emergency businesses have historically been limited.  To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company.  Most insurance coverage includes self-insured retentions that vary by business segment and by year. As of September 30, 2010, the Company was generally self-insured for future claims up to $3.0 million per claim.

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

Warranty.  Sales of the Company’s products generally carry typical explicit manufacturers’ warranties based on terms that are generally accepted in the Company’s marketplaces.  The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience.  Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  At times, warranty issues arise that are beyond the scope of the Company’s historical experience.  The Company provides for any such warranty issues as they become known and estimable.  It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience.

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

Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns.  Over the past three fiscal years, the Company’s warranty cost as a percentage of sales has ranged from 0.85% of sales to 0.90% of sales.  Warranty costs tend to be higher shortly after new product introductions, especially those introductions involving new technologies, when field warranty campaigns may be necessary to correct or retrofit certain items.  Accordingly, the Company must make assumptions about the number and cost of anticipated field warranty campaigns.  The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of new features/components included in new product models.

Each quarter, the Company reviews actual warranty claims experience to determine if there are any systemic defects that would require a field campaign.  Also, based upon historical experience, warranty provision rates on new product introductions are established at higher than standard rates to reflect increased expected warranty costs associated with any new product introduction.

At times, warranty issues can arise which are beyond the scope of the Company’s historical experience.  If the estimate of warranty costs in fiscal 2010 increased or decreased by 50 basis points, the Company’s accrued warranty costs, costs of sales and operating income would each change by $49.2 million or 54.4%, 0.6% and 3.5%, respectively.

Benefit Plans.  The pension benefit obligation and related pension income are calculated in accordance with ASC Topic 715, Compensation — Retirement Benefits, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets.  These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations at September 30, 2010 used a weighted-average discount rate of 4.75% and an expected return on plan assets of 7.75%.  A 0.5% decrease in the discount rate would increase annual pension expense by $3.1 million.  A 0.5% decrease in the expected return on plan assets would increase the Company’s annual pension expense by $0.9 million.

The Company’s other postretirement benefits obligation and related expenses are calculated in accordance ASC Topic 715, Compensation — Retirement Benefits, and are impacted by certain actuarial assumptions, including health care trend rates. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $8.5 million and would increase the annual service and interest cost by $1.3 million.  A corresponding decrease of one percentage point would decrease the accumulated postretirement benefit obligation by $7.1 million and decrease the annual service and interest cost by $1.1 million.

The Company’s benefit plan assumptions are determined by using a benchmark approach as well as currently available actuarial data.

Income Taxes.  The Company records deferred income tax assets and liabilities for differences between the book basis and tax basis of the related net assets. The Company records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount management expects to realize. Management considers, as applicable, the amount of taxable income available in carryback years, future taxable income and potential tax planning strategies in assessing the need for a valuation allowance.

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (ASC Topic 740, Income Taxes).  ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition.  The evaluation of a tax position in accordance with ASC Topic 740 is a two-step process.  The first step is recognition, where the Company evaluates whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes.  For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded.  For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded.  The actual benefits ultimately realized may differ from the Company’s estimates.  In future periods, changes in facts and circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions.  Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur.  As of September 30, 2010, the Company had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $52.1 million.

New Accounting Standards

Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

Customers and Backlog

Sales to the U.S. government comprised approximately 72% of the Company’s net sales in fiscal 2010.  No other single customer accounted for more than 10% of the Company’s net sales for this period.  A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog as of September 30, 2010 decreased 3.8% to $5.40 billion compared to $5.62 billion at September 30, 2009.  Defense segment backlog decreased 3.2% to $4.73 billion at September 30, 2010 compared to $4.88 billion at September 30, 2009 due largely to the Company’s completion of a significant portion of the requirements under its contract to produce M-ATVs, offset in part by additional delivery orders under the FMTV contract, which was awarded to the Company in August 2009.  Access equipment segment backlog increased 82.0% to $197.1 million at September 30, 2010 compared to $108.3 million at September 30, 2009 due to higher demand for aerial work platforms in North America and increased military orders.  Access equipment backlog as of September 30, 2010 and 2009 included $95.7 million and $45.5 million, respectively, relating to telehandler orders from the DoD.  Fire & emergency segment backlog decreased 23.6% to $419.4 million at September 30, 2010 compared to $548.7 million at September 30, 2009 due in part to weakening domestic municipal markets in this business that is cyclical later in an economic downturn and the sale of BAI in the first quarter of fiscal 2010.  Backlog at September 30, 2009 included $49.7 million related to BAI.  Commercial segment backlog decreased 21.3% to $58.7 million at September 30, 2010 compared to $74.6 million at September 30, 2009.  Unit backlog for concrete mixers was up 227.4% compared to very low backlog at September 30, 2009 as a result of increased international orders.  Unit backlog for refuse collection vehicles was down 42.6% compared to September 30, 2009 partly due to the timing of orders from several large waste haulers.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed.  Additionally, backlog excludes unfunded portions of the FHTV, MTVR, ID/IQ, LVSR and FMTV contracts.  Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.  Approximately 22.5% of the Company’s September 30, 2010 backlog is not expected to be filled in fiscal 2011.

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

Interest Rate Risk.  The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market interest rates.  The Company, as needed, uses interest rate swaps to modify its exposure to interest rate movements.  In January 2007, the Company entered into an interest rate swap to reduce the risk of interest rate changes associated with the Company’s variable rate debt issued to finance the acquisition of JLG.  The swap effectively fixes the variable portion of the interest rate on debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement.  The notional amount of the swap at September 30, 2010 was $750 million and reduces to $250 million on December 6, 2010.  The swap terminates on December 6, 2011.

The portion of the Company’s interest expense not effectively fixed in the interest rate swap remains sensitive to changes in the interest rates in the U.S. and off-shore markets.  In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its Credit Agreement.  Based on debt outstanding at September 30, 2010, a 100 basis point increase or decrease in the average cost of the Company’s variable rate debt, including outstanding swaps, would increase or decrease annual pre-tax interest expense by approximately $4.6 million.

The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations (dollars in millions):

	Expected Maturity Date							Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value
Liabilities
Long-term debt:
Variable rate ($US)	$65.0	$65.0	$65.0	$65.0	$48.8	$841.2	$1,150.0	$1,187.6
Average interest rate	3.3574%	3.4910%	3.6952%	3.9898%	4.3363%	4.4215%	4.2397%

Interest Rate Derivatives
Interest rate swaps:
Variable to fixed ($US)	$15.6	$2.8	$—	$—	$—	$—	$18.4	$18.4
Average pay rate	5.1050%	5.1050%	—	—	—	—	5.1050%
Average receive rate	0.3546%	0.5730%	—	—	—	—	0.3858%

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

Commodity Price Risk.  The Company is a purchaser of certain commodities, including steel, aluminum and composites.  In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into the Company’s end products.  The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process.  The Company does not use commodity financial instruments to hedge commodity prices.

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

Foreign Currency Risk.  The Company’s operations consist of manufacturing in the U.S., Belgium, Canada, The Netherlands, France, Australia, Romania and China and sales and limited vehicle body mounting activities on six continents.  International sales were approximately 10% of overall net sales in fiscal 2010, including approximately 8% that involved export sales from the U.S.  The majority of export sales in fiscal 2010 were denominated in U.S. dollars.  As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies in which certain of the Company’s transactions in foreign markets are denominated.  The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the Euro and the U.K. pound sterling, changes between the U.S. dollar and the Australian dollar, changes between the U.S. dollar and the Brazilian real and changes between the U.S. dollar and the Chinese Renminbi.  Through the Company’s foreign currency hedging activities, the Company seeks to minimize the risk that cash flows resulting from the sales of the Company’s products will be affected by changes in exchange rates.

The Company enters into certain forward foreign currency exchange contracts to mitigate the Company’s foreign currency exchange risk.  These contracts qualify as derivative instruments under ASC Topic 815, Derivatives and Hedging; however, the Company has not designated all of these instruments as hedge transactions under ASC Topic 815.  Accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings along with the offsetting foreign currency transaction gain/loss recognized on the related balance sheet exposure.  At September 30, 2010, the Company was managing $98.6 million (notional) of foreign currency contracts, none of which were designated as accounting hedges and all of which settle within 60 days.

The following table quantifies outstanding forward foreign exchange contracts intended to hedge non-U.S. dollar denominated cash, receivables and payables and the corresponding impact on the value of these instruments assuming a 10% appreciation/depreciation of the U.S. dollar relative to all other currencies on September 30, 2010 (dollars in millions):

				Foreign Exchange Gain/(Loss) From:
	Notional Amount	Average Contractual Exchange Rate	Fair Value	10% Appreciation of U.S. Dollar	10% Depreciation of U.S. Dollar
Sell Euro / Buy USD	$53.7	1.3463	$(0.7)	$5.4	$(5.4)
Sell AUD / Buy USD	17.0	0.9580	(0.1)	1.7	(1.7)
Sell GBP / Buy Euro	13.5	0.8515	0.3	—	—
Sell PLN / Buy Euro	2.6	3.9604	—	—	—
Sell USD / Buy GBP	7.4	1.5839	(0.1)	(0.7)	0.7
Sell USD / Buy Euro	4.4	1.3475	0.1	(0.4)	0.4

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oshkosh Corporation

Oshkosh, Wisconsin

We have audited the accompanying consolidated balance sheets of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended September 30, 2010. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ Deloitte & Touche LLP

Milwaukee, Wisconsin

November 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oshkosh Corporation
Oshkosh, Wisconsin

We have audited the internal control over financial reporting of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended September 30, 2010 of the Company and our report dated November 18, 2010 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/S/ Deloitte & Touche LLP

Milwaukee, Wisconsin

November 18, 2010

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Fiscal Year Ended September 30,
	2010	2009	2008

Net sales	$9,842.4	$5,253.1	$6,877.7
Cost of sales	7,872.4	4,549.8	5,707.7
Gross income	1,970.0	703.3	1,170.0

Operating expenses:
Selling, general and administrative	489.8	430.3	482.9
Amortization of purchased intangibles	60.5	62.3	68.7
Intangible assets impairment charges	25.6	1,190.2	1.0
Total operating expenses	575.9	1,682.8	552.6

Operating income (loss)	1,394.1	(979.5)	617.4

Other income (expense):
Interest expense	(187.1)	(211.4)	(210.2)
Interest income	3.5	3.9	5.6
Miscellaneous, net	1.0	8.8	(9.0)
	(182.6)	(198.7)	(213.6)

Income (loss) from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	1,211.5	(1,178.2)	403.8
Provision for (benefit from) income taxes	414.3	(12.6)	121.2
Income (loss) from continuing operations before equity in earnings (losses) of unconsolidated affiliates	797.2	(1,165.6)	282.6
Equity in earnings (losses) of unconsolidated affiliates	(4.3)	(1.4)	6.3
Income (loss) from continuing operations	792.9	(1,167.0)	288.9
Discontinued operations (Note 3):
Income (loss) from discontinued operations	(2.9)	5.7	(213.4)
Income tax benefit	—	(61.6)	(3.1)
Income (loss) from discontinued operations, net of tax	(2.9)	67.3	(210.3)
Net income (loss)	790.0	(1,099.7)	78.6
Net loss attributable to noncontrolling interest, net of income taxes of $0.0, $0.0 and $0.1	—	0.9	0.7
Net income (loss) attributable to Oshkosh Corporation	$790.0	$(1,098.8)	$79.3

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-basic:
From continuing operations	$8.81	$(15.26)	$3.90
From discontinued operations	(0.03)	0.89	(2.83)
	$8.78	$(14.37)	$1.07

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-diluted:
From continuing operations	$8.72	$(15.26)	$3.86
From discontinued operations	(0.03)	0.89	(2.80)
	$8.69	$(14.37)	$1.06

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	September 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$339.0	$530.4
Receivables, net	889.5	563.8
Inventories, net	848.6	789.7
Deferred income taxes	86.7	75.5
Other current assets	52.1	183.8
Total current assets	2,215.9	2,143.2
Investment in unconsolidated affiliates	30.4	37.3
Property, plant and equipment, net	403.6	410.2
Goodwill	1,049.6	1,077.3
Purchased intangible assets, net	896.3	967.8
Other long-term assets	112.8	132.2
Total assets	$4,708.6	$4,768.0

Liabilities and Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$215.9	$15.0
Accounts payable	717.7	555.8
Customer advances	373.2	731.9
Payroll-related obligations	127.5	74.5
Income taxes payable	1.3	3.1
Accrued warranty	90.5	72.8
Other current liabilities	285.9	205.5
Total current liabilities	1,812.0	1,658.6
Long-term debt, less current maturities	1,086.4	2,023.2
Deferred income taxes	189.6	239.6
Other long-term liabilities	293.8	330.3
Commitments and contingencies
Equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 90,662,377 and 89,495,337 shares issued, respectively)	0.9	0.9
Additional paid-in capital	659.7	619.5
Retained earnings (accumulated deficit)	759.2	(30.8)
Accumulated other comprehensive income (loss)	(93.2)	(74.7)
Common Stock in treasury, at cost (64,215 shares at September 30, 2009)	—	(0.8)
Total Oshkosh Corporation shareholders’ equity	1,326.6	514.1
Noncontrolling interest	0.2	2.2
Total equity	1,326.8	516.3
Total liabilities and equity	$4,708.6	$4,768.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except per share amounts)

	Oshkosh Corporation’s Shareholders
			Retained	Accumulated	Common		Compre-
		Additional	Earnings	Other	Stock in	Non-	hensive
	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Controlling	Income
	Stock	Capital	Deficit)	Income (Loss)	at Cost	Interest	(Loss)
Balance at September 30, 2007	$0.7	$229.2	$1,036.3	$129.0	$(1.6)	$3.8
Comprehensive income (loss):
Net income (loss)	—	—	79.3	—	—	(0.7)	$78.6
Change in fair value of derivative instruments, net of tax of $19.2	—	—	—	(29.9)	—	—	(29.9)
Losses reclassified into earnings from other comprehensive income, net of tax of $9.1	—	—	—	14.6	—	—	14.6
Employee pension and postretirement benefits, net of tax of $11.1	—	—	—	(17.4)	—	—	(17.4)
Currency translation adjustments, net	—	—	—	(40.6)	—	0.2	(40.4)
Total comprehensive income							$5.5
Cash dividends ($0.40 per share)	—	—	(29.8)	—	—	—
Exercise of stock options	—	2.9	—	—	1.6	—
Tax benefit related to stock-based compensation	—	3.6	—	—	—	—
Repurchase of Common Stock	—	—	—	—	(1.4)	—
Stock-based compensation and award of nonvested shares	—	15.0	—	—	—	—
Adjustment to initially adopt standard on uncertain income tax positions - See Note 19	—	—	(2.9)	—	—	—
Balance at September 30, 2008	0.7	250.7	1,082.9	55.7	(1.4)	3.3
Comprehensive income (loss):
Net loss	—	—	(1,098.8)	—	—	(0.9)	$(1,099.7)
Change in fair value of derivative instruments, net of tax of $21.3	—	—	—	(34.0)	—	—	(34.0)
Losses reclassified into earnings from other comprehensive income, net of tax of $18.6	—	—	—	29.7	—	—	29.7
Employee pension and postretirement benefits, net of tax of $19.2	—	—	—	(31.8)	—	—	(31.8)
Currency translation adjustments reclassified into earnings from other comprehensive income, net	—	—	—	(92.0)	—	—	(92.0)
Currency translation adjustments, net	—	—	—	(2.3)	—	(0.2)	(2.5)
Total comprehensive loss							$(1,230.3)
Issuance of shares for public equity offering - See Note 15	0.2	357.9	—	—	—	—
Cash dividends ($0.20 per share)	—	—	(14.9)	—	—	—
Exercise of stock options	—	(0.1)	—	—	0.7	—
Stock-based compensation and award of nonvested shares	—	10.9	—	—	—	—
Other	—	0.1	—	—	(0.1)	—
Balance at September 30, 2009	0.9	619.5	(30.8)	(74.7)	(0.8)	2.2
Sale of discontinued operations	—	—	—	—	—	(2.2)
Comprehensive income (loss):
Net income	—	—	790.0	—	—	—	$790.0
Change in fair value of derivative instruments, net of tax of $1.2	—	—	—	(5.6)	—	—	(5.6)
Losses reclassified into earnings from other comprehensive income, net of tax of $14.9	—	—	—	26.6	—	—	26.6
Employee pension and postretirement benefits, net of tax of $3.2	—	—	—	(12.6)	—	—	(12.6)
Currency translation adjustments reclassified into earnings from other comprehensive income, net	—	—	—	(0.8)	—	—	(0.8)
Currency translation adjustments, net	—	—	—	(26.1)	—	—	(26.1)
Total comprehensive income							$771.5
Exercise of stock options	—	18.2	—	—	0.8	—
Stock-based compensation and award of nonvested shares	—	14.7	—	—	—	—
Tax benefit related to stock-based compensation	—	7.0	—	—	—	—
Other	—	0.3	—	—	—	0.2
Balance at September 30, 2010	$0.9	$659.7	$759.2	$(93.2)	$—	$0.2

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year Ended September 30,
	2010	2009	2008
Operating activities:
Net income (loss)	$790.0	$(1,099.7)	$78.6
Intangible assets impairment charges	25.6	1,199.8	175.2
Loss (gain) on sale of discontinued operations	2.9	(33.8)	—
Depreciation and amortization	172.9	152.0	152.9
Stock-based compensation expense	14.7	10.9	15.0
Deferred income taxes	(70.7)	(51.2)	(10.4)
Equity in losses (earnings) of unconsolidated affiliates	5.1	2.2	(4.0)
Gain on sale of assets	(1.1)	(2.5)	(1.3)
Foreign currency transaction losses	10.9	1.1	5.7
Changes in operating assets and liabilities:
Receivables, net	(339.6)	377.2	65.6
Inventories, net	(82.7)	112.6	(38.7)
Other current assets	101.0	(89.0)	(8.8)
Accounts payable	169.4	(55.8)	15.6
Customer advances	(356.4)	435.6	(41.3)
Income taxes	20.8	(26.4)	(22.1)
Other current liabilities	180.0	(50.3)	(29.2)
Other long-term assets and liabilities	(23.1)	16.2	37.6
Net cash provided by operating activities	619.7	898.9	390.4

Investing activities:
Additions to property, plant and equipment	(83.2)	(46.2)	(75.8)
Additions to equipment held for rental	(6.3)	(15.4)	(42.5)
Proceeds from sale of property, plant and equipment	0.8	3.9	4.0
Proceeds from sale of equipment held for rental	10.3	6.1	13.0
Other investing activities	(5.5)	(4.5)	1.1
Net cash used by investing activities	(83.9)	(56.1)	(100.2)

Financing activities:
Repayment of long-term debt	(2,020.9)	(682.2)	(304.7)
Proceeds from issuance of long-term debt	1,150.0	—	—
Proceeds from issuance of Common Stock, net	—	358.1	—
Net borrowings (repayments) under revolving credit facility	150.0	(49.4)	54.7
Debt issuance/amendment costs	(26.3)	(20.1)	—
Proceeds from exercise of stock options	19.0	0.6	4.5
Excess tax benefits from stock-based compensation	5.8	—	3.1
Dividends paid	—	(14.9)	(29.8)
Other financing activities	(0.1)	(0.2)	(1.4)
Net cash used by financing activities	(722.5)	(408.1)	(273.6)

Effect of exchange rate changes on cash	(4.7)	7.5	(3.6)
Increase (decrease) in cash and cash equivalents	(191.4)	442.2	13.0
Cash and cash equivalents at beginning of year	530.4	88.2	75.2
Cash and cash equivalents at end of year	$339.0	$530.4	$88.2

Supplemental disclosures:
Cash paid for interest	$180.7	$183.8	$211.2
Cash paid for income taxes	457.1	5.5	138.2

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Operations

Oshkosh Corporation and its subsidiaries (the “Company”), are leading manufacturers of a wide variety of specialty vehicles and vehicle bodies predominately for the Americas and European markets.  “Oshkosh” refers to Oshkosh Corporation, not including its subsidiaries.  The Company sells its products into four principal vehicle markets — defense, access equipment, fire & emergency and commercial.  The defense business is conducted through the operations of Oshkosh.  The access equipment business is conducted through its wholly-owned subsidiary, JLG Industries, Inc. and its wholly-owned subsidiaries (“JLG”) and JerrDan Corporation (“JerrDan”).  JLG holds, along with an unaffiliated third-party, a 50% interest in a joint venture in The Netherlands, RiRent Europe, B.V. (“RiRent”).  The Company’s fire & emergency business is principally conducted through its wholly-owned subsidiaries Pierce Manufacturing Inc. (“Pierce”), the airport products division of Oshkosh, Kewaunee Fabrications, LLC (“Kewaunee”), Medtec Ambulance Corporation (“Medtec”) and Oshkosh Specialty Vehicles, Inc., AK Specialty Vehicles B.V. and their wholly-owned subsidiaries (together “OSV”).  The Company’s commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. (“McNeilus”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”), Iowa Mold Tooling Co., Inc. (“IMT”) and the commercial division of Oshkosh.  McNeilus is one of two general partners in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), which provides lease financing to the Company’s commercial customers.  McNeilus owns a 49% interest in Mezcladores Trailers de Mexico, S.A. de C.V. (“Mezcladores”), which manufactures and markets concrete mixers, concrete batch plants and refuse collection vehicles in Mexico.

During fiscal 2010, in conjunction with the appointment of a new segment president, the Company transferred operational responsibility of JerrDan from the fire & emergency segment to the access equipment segment.  As a result, JerrDan has been included with the access equipment segment for financial reporting purposes.  Historical information has been reclassified to include JerrDan in the access equipment segment for all periods presented.

In July 2009, the Company completed the sale of its ownership in Geesink Group B.V., Geesink Norba Limited and Norba A. B. (collectively, “Geesink”).  Geesink, a European refuse collection vehicle manufacturer, was previously included in the Company’s commercial segment.  In October 2009, the Company sold its 75% ownership interest in BAI Brescia Antincendi International S.r.l. (“BAI”) to the BAI management team.  BAI, a European fire apparatus manufacturer, was previously included in the Company’s fire & emergency segment.  The historical operating results of these businesses have been reclassified and are presented in “Income (loss) from discontinued operations, net of tax” in the Consolidated Statements of Operations for all periods.  See Note 3 of the Notes to Consolidated Financial Statements for further information regarding the sales of Geesink and BAI.

2.     Summary of Significant Accounting Policies

Principles of Consolidation and Presentation — The consolidated financial statements include the accounts of Oshkosh and all of its majority-owned or controlled subsidiaries and are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The 25% historical book value of BAI at the date of acquisition and 25% of the subsequent operating results related to that portion of BAI not owned by the Company have been reflected as a noncontrolling interest on the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations, respectively.  The Company accounts for its 50% voting interest in OMFSP and RiRent and its 49% interest in Mezcladores under the equity method.

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales to the U.S. government of non-commercial whole goods manufactured to the government’s specifications are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are accepted by the government.  The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable.  The Company charges anticipated losses on contracts or programs in progress to earnings when identified.  Bid and proposal costs are expensed as incurred.

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

Research and Development and Similar Costs — Except for customer sponsored research and development costs incurred pursuant to contracts, research and development costs are expensed as incurred and included as part of cost of sales.  Research and development costs charged to expense amounted to $109.3 million, $72.7 million and $88.3 million during fiscal 2010, 2009 and 2008, respectively.  Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

Advertising — Advertising costs are included in selling, general and administrative expense and are expensed as incurred.  These expenses totaled $15.4 million, $11.7 million and $21.7 million in fiscal 2010, 2009 and 2008, respectively.

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

Stock-Based Compensation — The Company recognizes stock-based compensation using the fair value provisions prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation.  Accordingly, compensation costs for stock options, restricted stock and performance shares are calculated based on the fair value of the stock-based instrument at the time of grant and are recognized as expense over the vesting period of the stock-based instrument.  See Note 16 of the Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans.

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

The Company evaluates uncertain income tax positions in a two-step process.  The first step is recognition, where the Company evaluates whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes.  For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded.  For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded.  The actual benefits ultimately realized may differ from the Company’s estimates.  In future periods, changes in facts and circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions.  Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur.

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

Fair Value of Financial Instruments — Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable and accrued liabilities approximated fair value as of September 30, 2010 and 2009.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents at September 30, 2010 consisted principally of bank deposits and money market instruments.

Receivables — Receivables consist of amounts billed and currently due from customers and unbilled costs and accrued profits related to revenues on long-term contracts with the U.S. government that have been recognized for accounting purposes but not yet billed to customers.  The Company extends credit to customers in the normal course of business and maintains an allowance for estimated losses resulting from the inability or unwillingness of customers to make required payments.  The accrual for estimated losses is based on the Company’s historical experience, existing economic conditions and any specific customer collection issues the Company has identified.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, trade accounts receivable, OMFSP lease receivables and guarantees of certain customers’ obligations under deferred payment contracts and lease purchase agreements.

The Company maintains cash and cash equivalents, and other financial instruments, with various major financial institutions.  The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

Concentration of credit risk with respect to trade accounts and leases receivable is limited due to the large number of customers and their dispersion across many geographic areas.  However, a significant amount of trade and lease receivables are with the U.S. government, with rental companies globally, with companies in the ready-mix concrete industry, with municipalities and with several large waste haulers in the United States.  The Company continues to monitor credit risk associated with its trade receivables, especially during this period of global economic weakness.

Inventories — Inventories are stated at the lower of cost or market.  Cost has been determined using the last-in, first-out (“LIFO”) method for 86.2% of the Company’s inventories at September 30, 2010 and 80.6% at September 30, 2009.  For the remaining inventories, cost has been determined using the first-in, first-out (“FIFO”) method.

Performance-Based Payments — The Company’s contracts with the U.S. Department of Defense (“DoD”) to deliver heavy-payload tactical vehicles (Family of Heavy Tactical Vehicles and Logistic Vehicle System Replacement), medium-payload tactical vehicles (Family of Medium Tactical Vehicles and Medium Tactical Vehicle Replacement) and MRAP-All Terrain Vehicles (“M-ATVs”), as well as certain other defense-related contracts, include requirements for “performance-based payments.”  The performance-based payment provisions in the contracts require the DoD to pay the Company based on the completion of certain pre-determined events in connection with the production under these contracts.  Performance-based payments received are first applied to reduce outstanding receivables for units accepted in accordance with contractual terms, with any remaining amount recorded as an offset to inventory to the extent of related inventory on hand.  Amounts received in excess of receivables and inventories are included in liabilities as customer advances.

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

Goodwill — Goodwill reflects the cost of an acquisition in excess of the aggregate fair value assigned to identifiable net assets acquired.  Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events or “indicators of potential impairment” occur.  The Company performs its annual impairment test in the fourth quarter of its fiscal year.  The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates.  Estimated cash flows and related goodwill are grouped at the reporting unit level.  A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment that constitutes a business.  When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In fiscal 2010 and 2009, the Company recorded non-cash impairment charges of $16.8 million and $1,169.2 million, respectively, of which, $8.1 million related to discontinued operations in fiscal 2009.  See Note 8 of the Notes to Consolidated Financial Statements for a discussion of these charges.

In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units.  The Company evaluates the recoverability of goodwill primarily utilizing the income approach and, to a lesser extent, the market approach.  The Company weighted the income approach more heavily (75%) as the income approach uses long-term estimates that consider the expected operating profit of each reporting unit during periods where residential and non-residential construction and other macroeconomic indicators are nearer historical averages.  The Company believes the income approach more accurately considers the expected recovery in the U.S. and European construction markets than the market approach.  Under the income approach, the Company determines fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.  Estimated future cash flows are based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management.  Rates used to discount estimated cash flows correspond to the Company’s cost of capital, adjusted for risk where appropriate, and are dependent upon interest rates at a point in time.  There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.  Under the market approach, the Company derives the fair value of its reporting units based on revenue multiples of comparable publicly-traded companies.  It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

Impairment of Long-Lived Assets — Property, plant and equipment and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Non-amortizable trade names are assessed for impairment at least annually and as triggering events or “indicators of potential impairment” occur.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Such analyses necessarily involve significant judgment.  In fiscal 2010 and 2009, the Company recorded non-cash impairment charges of $8.8 million and $30.6 million, respectively, related to long-lived assets of which $1.5 million related to discontinued operations in fiscal 2009.

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer Advances — Customer advances include amounts received in advance of the completion of fire & emergency and commercial vehicles.  Most of these advances bear interest at variable rates approximating the prime rate.  Advances also include any performance-based payments received from the DoD in excess of the value of related inventory.  Advances from the DoD are non-interest bearing.  See the discussion above regarding performance-based payments.

Accumulated Other Comprehensive Income (Loss) — Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income.  The Company has chosen to report comprehensive income (loss) and accumulated other comprehensive income (loss), which encompasses net income (loss), cumulative translation adjustments, employee pension and postretirement benefits, and unrealized gains (losses) on derivatives in the Consolidated Statements of Equity.

The components of accumulated other comprehensive income (loss) are as follows (in millions):

		Employee
		Pension and		Accumulated
	Cumulative	Postretirement	Gains (Losses)	Other
	Translation	Benefits, Net	on Derivatives,	Comprehensive
	Adjustments	of Tax	Net of Tax	Income (Loss)

Balance at September 30, 2007	$176.1	$(35.1)	$(12.0)	$129.0
Fiscal year change	(40.6)	(17.4)	(15.3)	(73.3)
Balance at September 30, 2008	135.5	(52.5)	(27.3)	55.7
Fiscal year change	(94.3)	(31.8)	(4.3)	(130.4)
Balance at September 30, 2009	41.2	(84.3)	(31.6)	(74.7)
Fiscal year change	(26.9)	(12.6)	21.0	(18.5)
Balance at September 30, 2010	$14.3	$(96.9)	$(10.6)	$(93.2)

Foreign Currency Translation — All balance sheet accounts have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred.  Resulting translation adjustments are included in “Accumulated other comprehensive income (loss).”  Foreign currency transactions gains or losses are included in “Miscellaneous, net” in the Consolidated Statements of Operations.  The Company recorded net foreign currency transaction gains (losses) related to continuing operations of $1.4 million, $5.6 million and $(9.3) million in fiscal 2010, 2009 and 2008, respectively.

Derivative Financial Instruments — The Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge.  Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks.  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred income taxes.  Changes in fair value of derivatives not qualifying as hedges are reported in income.  Cash flows from derivatives that are accounted for as cash flow or fair value hedges are included in the Consolidated Statements of Cash Flows in the same category as the item being hedged.

Subsequent Events — The Company evaluated subsequent events after the balance sheet date for appropriate accounting and disclosure through the date the Company filed this Annual Report on Form 10-K.

Recent Accounting Pronouncements — In September 2007, the FASB issued a new standard on fair value measurements, which defined fair value, established a framework for measuring fair value and expanded disclosures about fair value measurements.  The fair value standard clarified the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact business for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  Effective October 1,

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2008, the Company partially adopted the fair value standard, but did not adopt it for non-financial assets and liabilities which are not recognized or disclosed at fair value on a recurring basis.  Effective October 1, 2009, the Company adopted the fair value standard for non-financial assets and liabilities which are not recognized or disclosed at fair value on a recurring basis.  The adoption of the remaining provisions of the fair value standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  See Note 14 of the Notes to Consolidated Financial Statements for additional information regarding fair value measurement disclosures.

In December 2007, the FASB issued a new standard on business combinations, which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date.  Acquisition-related transaction and restructuring costs are expensed rather than treated as acquisition costs and included in the amount recorded for assets acquired.  The new business combination standard became effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after October 1, 2009.  The new business combination standard also amends FASB ASC Topic 740, Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to October 1, 2009 would also apply the provision of the new business combination standard.  At September 30, 2009, the Company had $20.1 million of tax contingencies associated with acquisitions that closed prior to October 1, 2009.  During fiscal 2010, the Company settled a number of income tax audits which resulted in $11.5 million of acquisition tax contingencies being reversed to the “Provision for (benefit from) income taxes” in the Consolidated Statements of Operations.  Under the previous standard, these adjustments would have been recorded as adjustments to goodwill.  See Note 19 of the Notes to Consolidated Financial Statements for additional information regarding adjustments to the tax contingencies reserves.

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

In June 2009, the FASB issued a new standard to address the elimination of the concept of a qualifying special purpose entity.  The new variable interest standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity.  Additionally, the new variable interest standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity.  The Company will be required to adopt the new variable interest standard as of October 1, 2010.  The new variable interest standard is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In July 2010, the FASB issued amended ASC Topic 310, Receivables, which requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowances for credit losses.  The new disclosures will require additional information for nonaccrual and past due accounts, the allowance for credit losses, impaired loans, credit quality and account modifications.  The Company will be required to adopt the new disclosure requirements as of October 1, 2010 and the reporting period activity disclosures as of January 1, 2011.  The adoption of the revised standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.     Discontinued Operations

In July 2009, the Company sold Geesink to a third party for nominal cash consideration.  Following reclassification of $92.0 million of cumulative translation adjustments out of equity, the Company recorded a pretax gain on the sale of $33.8 million, which was recognized in the fourth quarter of fiscal 2009.  As a result of the sale, the historical results of Geesink, which were previously included in the Company’s commercial segment, have been reclassified and are now included in discontinued operations in the Company’s Consolidated Statements of Operations.

Due to rationalization of manufacturing facilities, inefficiencies associated with the relocation and start-up of production of Norba-branded products from Sweden to The Netherlands and increased material costs and product warranties, the Company’s European refuse collection vehicle business, Geesink, sustained a loss related to its operations of $27.5 million in

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2009, the Company sold its 75% ownership interest in BAI to BAI’s management team for nominal cash consideration.  Following reclassification of $0.8 million of cumulative translation adjustments out of equity, the Company recorded a small after tax loss on the sale, which was recognized in the first quarter of fiscal 2010.  BAI, a European fire apparatus manufacturer, was previously included in the Company’s fire & emergency segment.

The following amounts related to the operations of Geesink and BAI were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Operations (in millions):

	Fiscal Year Ended September 30,
	2010	2009	2008

Net sales	$—	$180.2	$260.6
Cost of sales	—	169.4	247.3
Gross income	—	10.8	13.3
Operating expenses:
Selling, general and administrative	—	27.5	49.6
Amortization of purchased intangibles	—	0.4	0.6
Intangible assets impairment charges	—	9.6	174.2
Total operating expenses	—	37.5	224.4
Operating loss	—	(26.7)	(211.1)
Other expense	—	(1.4)	(2.3)
Loss before income taxes	—	(28.1)	(213.4)
Benefit from income taxes	—	(61.6)	(3.1)
Income (loss) from operations, net of tax	—	33.5	(210.3)
Gain (loss) on sale of discontinued operations	(2.9)	33.8	—
Income (loss) from discontinued operations, net of tax	$(2.9)	$67.3	$(210.3)

The fiscal 2009 benefit from income taxes includes $61.0 million related to a worthless stock/bad debt deduction claimed by the Company related to discontinued operations.  See Note 19 of Notes to Consolidated Financial Statements.  Cumulative currency translation adjustments of $92.0 million were reclassified out of equity against the Company’s recorded interest in the book value of the net assets of Geesink upon its sale, giving rise to a $33.8 million gain on sale in the fourth quarter of fiscal 2009.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has elected not to reclassify BAI balances in the Consolidated Balance Sheets.  The following is a summary of the assets and liabilities of BAI’s operations as of September 30, 2009.  The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables and payables between BAI and the Company (in millions):

Receivables, net	$17.3
Inventories, net	20.0
Deferred income taxes	0.9
Other current assets	0.3
Total current assets	38.5

Property, plant and equipment, net	6.1
Purchased intangible assets, net	0.5
Other long-term assets	2.5
Total non-current assets	9.1

Revolving credit facility and current maturities of long-term debt	(14.1)
Accounts payable	(16.8)
Accrued and other current liabilities	(8.3)
Total current liabilities	(39.2)

Long-term debt, less current maturities	(0.8)
Deferred income taxes	(0.6)
Other long-term liabilities	(0.4)
Total non-current liabilities	(1.8)
Net assets	$6.6

Accumulated other comprehensive income (loss) included $0.8 million of cumulative currency translation adjustments at September 30, 2009 related to BAI.  Cumulative currency translation adjustments were reclassified out of equity against the Company’s recorded interest in the book value of the net assets of BAI upon its sale in the first quarter of fiscal 2010.

4.     Receivables

Receivables consisted of the following (in millions):

	September 30,
	2010	2009
U.S. government:
Amounts billed	$380.1	$243.1
Cost and profits not billed	75.2	5.9
	455.3	249.0
Other trade receivables	401.8	289.9
Finance receivables	65.6	46.7
Notes receivables	52.1	66.5
Other receivables	19.5	26.9
	994.3	679.0
Less allowance for doubtful accounts	(42.0)	(42.0)
	$952.3	$637.0

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2010	2009

Current receivables	$889.5	$563.8
Long-term receivables	62.8	73.2
	$952.3	$637.0

The Company recorded provisions for credit losses of $16.6 million, $25.7 million and $2.3 million in fiscal 2010, 2009 and 2008, respectively.

Costs and profits not billed at September 30, 2010 primarily result from undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot fully invoice the customer until the change order or contracts are definitized even though the products have been delivered.  The definitization process commences upon receipt of a change order or the award of a sole source contract, whereby the U.S. government customer undertakes a detailed review of the Company’s costs related to the contract, with the change order or contract price subject to negotiation.  The Company recognizes revenue on undefinitized contracts only when it can reliably estimate the final contract price and collectability is reasonably assured.  The Company’s experience has been that historically negotiated price differentials have been immaterial and accordingly, it does not anticipate any significant adjustments to revenue.

Finance receivables represent sales-type leases resulting from the sale of the Company’s products.  Finance receivables generally include a residual value component.  Residual values are determined based on the expectation that the underlying equipment will have a minimum fair market value at the end of the lease term.  This residual value accrues to the Company at the end of the lease.  The Company uses its experience and knowledge as an original equipment manufacturer and participant in end markets for the related products along with third-party studies to estimate residual values.  The Company monitors these values for impairment on a periodic basis and reflects any resulting reductions in value in current earnings.  As of September 30, 2010, approximately 35% of the finance receivables were due from one party.  Finance receivables consisted of the following (in millions):

	September 30,
	2010	2009

Finance receivables	$74.7	$52.0
Estimated residual value	2.1	2.1
Less unearned income	(11.2)	(7.4)
Net finance receivables	65.6	46.7
Less allowance for doubtful accounts	(20.9)	(11.8)
	$44.7	$34.9

The contractual maturities of the Company’s finance receivables at September 30, 2010 were as follows: 2011 - $23.2 million; 2012 - $15.6 million; 2013 - $16.2 million; 2014 - $12.0 million; 2015 - $7.5 million; and thereafter - $0.2 million.  Historically, finance receivables have been paid off prior to their contractual due dates, although that may change in the current economic environment.  As a result, contractual maturities are not to be regarded as a forecast of future cash flows.  Provisions for losses on finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio.

Notes receivable include refinancing of trade accounts and finance receivables.  As of September 30, 2010, approximately 83% of the notes receivable were due from two parties.  The Company routinely evaluates the creditworthiness of its customers and establishes reserves if required under the circumstances.  Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor.  The Company may incur losses in excess of recorded reserves if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Inventories

Inventories consisted of the following (in millions):

		September 30,
		2010	2009

Raw materials		$658.6	$513.4
Partially finished products		332.2	326.3
Finished products		227.3	325.2
Inventories at FIFO cost		1,218.1	1,164.9
Less:	Progress/performance-based payments on U.S. government contracts	(308.7)	(317.3)
	Excess of FIFO cost over LIFO cost	(60.8)	(57.9)
		$848.6	$789.7

Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

Inventory includes costs which are amortized to expense as sales are recognized under certain contracts.  At September 30, 2010 and 2009, unamortized costs related to long-term contracts of $4.1 million and $3.5 million, respectively, were included in inventory.

During fiscal 2010 and 2009, reductions in FIFO inventory levels resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared with the cost of current-year purchases.  The effect of the LIFO inventory liquidations on fiscal 2010 and 2009 results was to decrease costs of goods sold by $5.6 million and $6.0 million, respectively, and increase earnings from continuing operations by $3.4 million ($0.04 per share) and $3.7 million ($0.05 per share), respectively.  The Company recognized pre-tax expense (income) from continuing operations of $2.9 million, $(15.2) million and $26.7 million as a result of LIFO inventory adjustments in fiscal 2010, 2009 and 2008, respectively.

6.     Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method, and consisted of the following (in millions):

	Percent-	September 30,
	owned	2010	2009

OMFSP (U.S.)	50%	$12.9	$14.7
RiRent (The Netherlands)	50%	11.1	15.7
Mezcladoras (Mexico)	49%	6.4	6.9
		$30.4	$37.3

The investment generally represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest.  Earnings or losses are reflected in “Equity in earnings (losses) of unconsolidated affiliates” in the Consolidated Statements of Operations.

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OMFSP manages the contributed assets and liabilities and engages in new vendor lease business providing financing to certain customers of the Company.  The Company sells vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers.  The Company’s sales to OMFSP were $9.5 million, $14.7 million and $39.7 million in fiscal 2010, 2009 and 2008, respectively.  Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees.  Each partner funds one-half of the approximate 4.0% to 8.0% equity portion of the cost of new equipment purchases.  Customers typically provide a 2.0% to 6.0% down payment.  Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement.  Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse solely to, OMFSP.  All such OMFSP indebtedness is non-recourse to the Company and its partner.  Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP.  For these and other reasons, the Company has determined that OMFSP is a voting interest entity.  Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.  The Company received cash distributions from OMFSP of $5.5 million in fiscal 2008.  No cash distributions were received from OMFSP in fiscal 2010 or 2009.

The Company and an unaffiliated third-party are joint venture partners in RiRent.  RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe.  The re-rental fleet provides rental companies with equipment to support requirements on short notice.  RiRent does not provide services directly to end users.  The Company’s sales to RiRent were $4.2 million, $4.4 million and $49.3 million in fiscal 2010, 2009 and 2008, respectively.  The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years.  Indebtedness of RiRent is secured by the underlying leases and assets of RiRent.  All such RiRent indebtedness is non-recourse to the Company and its partner.  Under RiRent’s €30.0 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio of at least 30.0% (45.9% as of September 30, 2010).

7.     Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2010	2009

Land and land improvements	$46.7	$44.2
Buildings	237.2	210.4
Machinery and equipment	490.2	442.3
Equipment on operating lease to others	46.0	56.8
Construction in progress	0.9	9.7
	821.0	763.4
Less accumulated depreciation	(417.4)	(353.2)
	$403.6	$410.2

Depreciation expense recorded in continuing operations was $83.8 million, $75.1 million and $72.8 million in fiscal 2010, 2009 and 2008, respectively.  Included in depreciation expense from continuing operations in fiscal 2010 and 2009 were charges of $8.9 million and $2.7 million, respectively, related to the impairment of long-lived assets.  To better align the Company’s costs structure with global market conditions, the Company has announced several plant closures during the past two fiscal years.  Impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis or appraisals.

Capitalized interest was insignificant for all reported periods.  Equipment on operating lease to others represents the cost of equipment sold to customers for whom the Company has guaranteed the residual value and equipment on short-term leases.  These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years.  Cost less accumulated depreciation for equipment on operating lease at September 30, 2010 and 2009 was $25.2 million and $38.7 million, respectively.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually, or more frequently if potential interim indicators exist that could result in impairment.  The Company performs its annual impairment test in the fourth quarter of its fiscal year.

In February 2009, given a sustained decline in the price of the Company’s Common Stock subsequent to the Company’s fiscal 2008 year end when its share price approximated book value, depressed order rates during the second fiscal quarter which historically has been a strong period for orders in advance of the North American construction season, as well as further deterioration in credit markets and the macro-economic environment, the Company determined that the appropriate triggers had been reached to perform additional impairment testing on goodwill and its long-lived intangible assets.  To derive the fair value of its reporting units, the Company performed extensive valuation analyses with the assistance of a third-party valuation advisor, utilizing both income and market approaches.  Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.  Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management.  The sum of the fair values of the reporting units was reconciled to the Company’s market capitalization as of February 28, 2009 plus an estimated control premium.  For the second quarter of fiscal 2009 impairment analysis, the Company used a weighted-average cost of capital of 14.5% and a terminal growth rate of 3%.  This resulted in a control premium of 67%, based upon the relatively low price of the Company’s Common Stock on February 28, 2009 of $6.26 per share.  Under the market approach, the Company derived the fair value of its reporting units based on revenue multiples of comparable publicly-traded companies.  As a result of this analysis, $1,159.7 million of goodwill and $24.3 million of other long-lived intangible assets related to continuing operations were considered impaired and were written off during the second quarter of fiscal 2009.  These impairment charges were driven by projections and valuation assumptions that reflected the Company’s belief that the economic downturn would be deeper and longer than previously expected, that credit markets would remain tight and that costs of capital had risen significantly since the Company last performed its annual impairment testing.  Changes in estimates or the application of alternative assumptions could have produced significantly different results.

During the fourth quarter of fiscal 2009, the Company performed it annual impairment review relative to goodwill and indefinite-lived intangible assets (principally trade names) utilizing a discounted cash flow model that employed a 14.5% weighted-average cost of capital and a terminal growth rate of 3%.  As a result of this testing, the Company recorded impairment charges of $1.4 million and $0.6 million for goodwill and trade names, respectively, within the access equipment segment.  In addition, based on this analysis, the Company concluded that impairment charges were not required for any other reporting units.  Changes in estimates or the application of alternative assumptions could have produced significantly different results.

In the first quarter of fiscal 2010, the Company’s OSV reporting unit experienced a significant decline in sales, operating income and orders for future sales.  The decline was primarily attributable to concerns of OSV’s mobile medical trailer customers regarding current and future levels of Medicare reimbursement for services performed by these customers.  As a result of the significant declines in actual and expected order rates, the reporting unit revised its forecast to incorporate these reductions which resulted in a significant decline in projected fiscal 2010 sales and operating income.  The severity of the decline in the updated forecast, the then current Medicare reimbursement environment and the uncertainty at that time regarding the potential for passage of a health care reform bill resulted in an interim indicator of impairment of the reporting unit that required the Company to perform additional impairment testing of goodwill and long-lived intangible assets at this reporting unit in the first quarter of fiscal 2010.  To derive the fair value of OSV, the Company utilized both the income and market approaches.  Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn.  Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions as determined by management.  For the OSV impairment analysis, the Company used a weighted-average cost of capital of 14.5% and a terminal growth rate of 3%.  Under the market approach, the Company derived the fair value of the reporting unit based on revenue multiples of comparable publicly-traded companies.  As a result of this analysis, $16.8 million of goodwill and $6.5 million of other long-lived intangible assets were considered impaired and were written off during the first quarter of fiscal 2010.  Assumptions utilized in the impairment analysis are highly judgmental.  Changes in estimates or the application of alternative assumptions could have produced significantly different results.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of fiscal 2010, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally trade names).  The Company performed the valuation analyses with the assistance of a third-party valuation advisor.  To derive the fair value of its reporting units, the Company utilized both the income and market approaches.  For the annual impairment testing in the fourth quarter of fiscal 2010, the Company used a weighted-average cost of capital of 12.5% and a terminal growth rate of 3%.  Under the market approach, the Company derived the fair value of its reporting units based on revenue multiples of comparable publicly-traded companies.  The sum of the fair values of the reporting units was reconciled to the Company’s market capitalization as of July 1, 2010 plus an estimated control premium.  The Company’s analysis resulted in a control premium of 10%, based on the price of the Company’s Common Stock on July 1, 2010 of $30.44 per share.  To derive the fair value of its trade names, the Company utilized the “relief from royalty” approach.  As a result of this testing, the Company recorded an impairment charge of $2.3 million of trade names within the commercial segment.  Based on the Company’s annual impairment review, the Company concluded that no other goodwill or indefinite-lived intangible asset impairment charges were required.  Assumptions utilized in the impairment analysis are highly judgmental, especially given the severity and global scale of the current economic weakness.  Changes in estimates or the application of alternative assumptions could have produced significantly different results.

At July 1, 2010, approximately 86% of the Company’s recorded goodwill and purchased intangibles were concentrated within the JLG reporting unit in the access equipment segment.  The estimated fair value of JLG calculated in the fourth quarter of fiscal 2010 impairment analysis exceeded JLG’s net book value by approximately 19%, or $400 million.  The impairment model assumes that the U.S. economy and construction spending (and hence access equipment demand) will show marked improvement beginning in fiscal 2012 along with continued growth in JLG’s sales in emerging markets.  Assumptions utilized in the impairment analysis are highly judgmental, especially given the severity and global scale of the current economic weakness.  Changes in estimates or the application of alternative assumptions could have produced significantly different results.  For each additional 50 basis point increase in the discount rate, the fair value of JLG would decrease by approximately $150 million.  Events and conditions that could result in the impairment of intangibles at JLG include a further decline in economic conditions, a slower or weaker economic recovery than currently estimated by the Company or other factors leading to reductions in expected long-term sales or profitability at JLG.

The following two tables present the changes in goodwill during fiscal 2010 and 2009 allocated to the reportable segments (in millions):

	Access	Fire &
	equipment	emergency	Commercial	Total
Balance at September 30, 2008:
Goodwill	$1,885.5	$191.4	$364.6	$2,441.5
Accumulated impairment losses	—	—	(167.4)	(167.4)
	1,885.5	191.4	197.2	2,274.1
Fiscal 2009 Activity
Impairment losses	(932.1)	(61.2)	(175.9)	(1,169.2)
Translation	(13.1)	(3.2)	—	(16.3)
Acquisition	(11.3)	—	—	(11.3)
Balance at September 30, 2009	$929.0	$127.0	$21.3	$1,077.3

Balance at September 30, 2009:
Goodwill	$1,861.1	$188.2	$197.2	$2,246.5
Accumulated impairment losses	(932.1)	(61.2)	(175.9)	(1,169.2)
	$929.0	$127.0	$21.3	$1,077.3

In fiscal 2009, the settlement of pre-acquisition tax contingencies and other items resulted in a decrease in the goodwill of the access equipment segment.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Access	Fire &
	equipment	emergency	Commercial	Total
Balance at September 30, 2009:
Goodwill	$1,861.1	$188.2	$197.2	$2,246.5
Accumulated impairment losses	(932.1)	(61.2)	(175.9)	(1,169.2)
	929.0	127.0	21.3	1,077.3
Fiscal 2010 Activity
Impairment losses	—	(16.8)	—	(16.8)
Translation	(13.0)	0.1	0.1	(12.8)
Other	—	1.9	—	1.9
Balance at September 30, 2010	$916.0	$112.2	$21.4	$1,049.6

Balance at September 30, 2010:
Goodwill	$1,848.1	$182.1	$197.3	$2,227.5
Accumulated impairment losses	(932.1)	(69.9)	(175.9)	(1,177.9)
	$916.0	$112.2	$21.4	$1,049.6

The following two tables present the changes in gross purchased intangible assets during fiscal 2010 and 2009 (in millions):

	September 30,					September 30,
	2009	Disposition	Impairment	Translation	Other	2010
Amortizable intangible assets:
Distribution network	$55.4	$—	$—	$—	$—	$55.4
Non-compete	57.0	(0.7)	—	—	—	56.3
Technology-related	104.4	—	(0.3)	(0.1)	—	104.0
Customer relationships	588.2	(0.6)	(5.3)	(6.6)	1.5	577.2
Other	14.0	—	—	—	1.7	15.7
	819.0	(1.3)	(5.6)	(6.7)	3.2	808.6
Non-amortizable trade names	400.6	—	(3.2)	(0.1)	—	397.3
Total	$1,219.6	$(1.3)	$(8.8)	$(6.8)	$3.2	$1,205.9

	September 30,					September 30,
	2008	Disposition	Impairment	Translation	Other	2009
Amortizable intangible assets:
Distribution network	$55.4	$—	$—	$—	$—	$55.4
Non-compete	57.2	(0.2)	—	—	—	57.0
Technology-related	113.1	(6.2)	(2.4)	(0.1)	—	104.4
Customer relationships	595.3	—	(8.8)	1.7	—	588.2
Other	16.7	—	(2.7)	—	—	14.0
	837.7	(6.4)	(13.9)	1.6	—	819.0
Non-amortizable trade names	413.4	—	(12.5)	(0.3)	—	400.6
Total	$1,251.1	$(6.4)	$(26.4)	$1.3	$—	$1,219.6

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Details of the Company’s total purchased intangible assets were as follows (in millions):

	September 30, 2010
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(19.3)	$36.1
Non-compete	10.5	56.3	(50.6)	5.7
Technology-related	11.8	104.0	(44.6)	59.4
Customer relationships	12.7	577.2	(183.8)	393.4
Other	16.6	15.7	(11.3)	4.4
	14.3	808.6	(309.6)	499.0
Non-amortizable trade names		397.3	—	397.3
Total		$1,205.9	$(309.6)	$896.3

	September 30, 2009
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(17.9)	$37.5
Non-compete	10.5	57.0	(49.0)	8.0
Technology-related	11.8	104.4	(35.9)	68.5
Customer relationships	12.6	588.2	(138.9)	449.3
Other	12.4	14.0	(10.1)	3.9
	14.2	819.0	(251.8)	567.2
Non-amortizable trade names		400.6	—	400.6
Total		$1,219.6	$(251.8)	$967.8

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

Total amortization expense recorded in continuing operations was $60.5 million, $62.3 million and $68.7 million in fiscal 2010, 2009 and 2008, respectively.  The estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2010 are as follows: 2011 - $59.8 million; 2012 - $58.3 million; 2013 - $56.3 million; 2014 - $54.9 million and 2015 - $54.2 million.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	September 30,
	2010	2009

Customer notes receivable and other investments	$32.4	$48.9
Deferred finance costs	26.9	29.0
Long-term finance receivables, less current portion	34.4	31.2
Other	23.1	30.0
	116.8	139.1
Less allowance for doubtful notes receivable	(4.0)	(6.9)
	$112.8	$132.2

Deferred financing costs are amortized using the interest method over the term of the debt.  Amortization expense was $28.6 million (including $20.4 million of amortization related to early debt retirement), $13.4 million (including $5.0 million of amortization related to early debt retirement) and $7.2 million (including $0.9 million of amortization related to early debt retirement) in fiscal 2010, 2009 and 2008, respectively.

10.  Leases

Certain administrative and production facilities and equipment are leased under long-term agreements.  Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term.  Leases generally require the Company to pay for insurance, taxes and maintenance of the property.  Leased capital assets included in net property, plant and equipment, which consist primarily of buildings and improvements, were $2.5 million and $2.8 million at September 30, 2010 and 2009, respectively.

Other facilities and equipment are leased under arrangements that are accounted for as noncancelable operating leases.  Total rental expense for property, plant and equipment charged to continuing operations under noncancelable operating leases was $41.1 million, $34.8 million and $34.2 million in fiscal 2010, 2009 and 2008, respectively.  In addition, included in cost of sales in fiscal 2010 were charges of $2.9 million related to the idling of a leased facility at JerrDan.

Future minimum operating and capital lease payments due under operating leases and the related present value of minimum capital lease payments at September 30, 2010 were as follows (in millions):

	Capital	Operating
	Leases	Leases	Total

2011	$0.7	$28.2	$28.9
2012	0.5	20.9	21.4
2013	0.4	15.4	15.8
2014	0.7	11.2	11.9
2015	—	9.4	9.4
Thereafter	—	21.2	21.2
Total minimum lease payments	2.3	$106.3	$108.6
Interest	(0.2)
Present value of net minimum lease payments	$2.1

Minimum rental payments include $1.2 million due annually under variable-rate leases.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	September 30,
	2010	2009
Senior secured facility:
Term loan	$650.0	$—
Term loan A	—	117.7
Term loan B	—	1,902.6
8 1/4% Senior notes due March 2017	250.0	—
8 1/2% Senior notes due March 2020	250.0	—
Other long-term facilities	2.1	4.0
	1,152.1	2,024.3
Less current portion	(65.7)	(1.1)
	$1,086.4	$2,023.2

Revolving line of credit	$150.0	$—
Current portion of long-term debt	65.7	1.1
Other short-term facilities	0.2	13.9
	$215.9	$15.0

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (collectively, the “Senior Notes”).  The Senior Notes were issued pursuant to an indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein and a trustee.  The Indenture contains customary affirmative and negative covenants.  The Company may redeem the Senior Notes due 2017 and Senior Notes due 2020 for a premium after March 1, 2014 and March 1, 2015, respectively.  Certain of the Company’s subsidiaries fully, unconditionally, jointly and severally guarantee the Company’s obligations under the Senior Notes.  See Note 22 of the Notes to Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

On September 27, 2010, the Company replaced its existing credit agreement with a new senior secured credit agreement with various lenders (the “Credit Agreement”).  The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $550 million and (ii) a $650 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million commencing December 31, 2010 with a balloon payment of $341.25 million due at maturity in October 2015.

The Company’s obligations under the Credit Agreement are guaranteed by certain of its domestic subsidiaries, and the Company will guarantee the obligations of certain of its subsidiaries under the Credit Agreement to the extent such subsidiaries borrow directly under the Credit Agreement.  Subject to certain exceptions, the Credit Agreement is secured by (i) a first-priority perfected lien and security interests in substantially all of the personal property of the Company, each material subsidiary of the Company and each subsidiary guarantor, (ii) mortgages upon certain real property of the Company and certain of its domestic subsidiaries and (iii) a pledge of the equity of each material subsidiary and each subsidiary guarantor.

The Company must pay (1) an unused commitment fee ranging from 0.40% to 0.50% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (2) a fee ranging from 1.125% to 3.50% per annum of the maximum amount available to be drawn for each letter of credit issued and outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied.  At September 30, 2010, the interest spread on the Revolving Credit Facility and Term Loan was 300 basis points.  The weighted-average interest rate on borrowings outstanding at September 30, 2010, prior to consideration of the interest rate swap, was 3.26% for the Revolving Credit Facility and 3.29% for the Term Loan.  At September 30, 2010, borrowings of $150.0 million and outstanding letters of credit of $36.2 million reduced available capacity under the Revolving Credit Facility to $363.8 million.

The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt.  At September 30, 2010, the fair value of the Senior Notes was estimated to be $538 million and the fair value of the Term Loan approximated book value.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement in 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt.  The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement (8.105% at September 30, 2010).  The notional amount of the swap at September 30, 2010 was $750 million and reduces to $250 million on December 6, 2010.

The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments. The effective portion of the change in fair value of the derivative has been recorded in “Accumulated other comprehensive income (loss),” with any ineffective portion recorded as an adjustment to interest expense.  At September 30, 2010, a loss of $17.5 million ($11.4 million net of tax) was recorded in “Accumulated other comprehensive income (loss).”  The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense when the hedged, forecasted interest is recorded.  Net losses related to hedge ineffectiveness on the interest rate swap were $0.9 million in fiscal 2010.  No ineffectiveness was recorded in fiscal 2009 and 2008.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 5.105% and the counterparty will pay the Company interest on the notional amount at a variable rate equal to 3-month LIBOR.  The 3-month LIBOR rate applicable to this agreement was 0.29% at September 30, 2010.  The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company.  The amounts exchanged are normally based on the notional amounts and other terms of the swaps.  The variable rates are subject to change over time as 3-month LIBOR fluctuates.  Neither the Company nor the counterparty is required to collateralize its obligations under these swaps.  The Company is exposed to loss if the counterparty defaults.  However, the counterparty is a large Aa1 rated global financial institution as of the date of this filing, and the Company believes that the risk of default is remote.

The Credit Agreement contains various restrictions and covenants, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions and make investments in joint ventures and foreign subsidiaries.  The Credit Agreement contains the following financial covenants:

•                  Leverage Ratio: A maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)) as of the last day of any fiscal quarter of 4.50 to 1.0.

•                  Interest Coverage Ratio: A minimum interest coverage ratio (defined as, with certain adjustments, the ratio of the Company’s EBITDA to the Company’s consolidated cash interest expense) as of the last day of any fiscal quarter of 2.50 to 1.0.

•                  Senior Secured Leverage Ratio: A maximum senior secured leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated secured indebtedness to the Company’s EBITDA) of the following:

Fiscal Quarter Ending

September 30, 2010 through September 30, 2011	3.25 to 1.0
December 31, 2011 through September 30, 2012	3.00 to 1.0
Thereafter	2.75 to 1.0

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the Company’s current outlook for fiscal 2011, the Company expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Additionally, with certain exceptions, the Credit Agreement limits the ability of the Company to pay dividends and other distributions.  However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions in an aggregate amount not exceeding the sum of:

(i)	$50 million during any fiscal year; plus
(ii)

the excess of (a) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after September 27, 2010, over (b) the cumulative amount of all such dividends and other distributions made in any fiscal year ending after such date that exceed $50 million; plus

(iii)

for each of the first four fiscal quarters ending after September 27, 2010, $25 million per fiscal quarter, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0; plus

(iv)

for the period of four fiscal quarters ending September 30, 2011 and for each period of four fiscal quarters ending thereafter, $100 million during such period, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0.

12.  Warranty and Guarantee Arrangements

The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace.  Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties.  These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer.  Warranty costs recorded in continuing operations were $83.8 million, $47.5 million and $58.3 million in fiscal 2010, 2009 and 2008, respectively.

Changes in the Company’s warranty liability were as follows (in millions):

	Fiscal Year Ended
	September 30,
	2010	2009

Balance at beginning of year	$72.8	$88.3
Warranty provisions	83.8	48.3
Settlements made	(68.2)	(55.4)
Changes in liability for pre-existing warranties, net	3.6	0.1
Dispositions	(1.6)	(8.5)
Foreign currency translation adjustment	0.1	—
Balance at end of year	$90.5	$72.8

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience.  Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  At times, warranty issues arise that are beyond the scope of the Company’s historical experience.  For example, accelerated programs to design, test, manufacture and deploy products such as the M-ATV in war-time conditions carry with them an increased level of inherent risk of product or component failure.  It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters in excess of amounts accrued; however any such amounts, while not determinable, would not be expected to have a material adverse effect on the Company’s financial condition, result of operations or cash flows.

In the fire & emergency segment, the Company provides guarantees of certain customers’ obligations under deferred payment contracts and lease payment agreements to third parties.  Guarantees provided prior to February 1, 2008 are limited to $1.0 million per year in total.  In January 2008, the Company entered into a new guarantee arrangement.  Under this arrangement, guarantees are limited to $3.0 million per year for contracts signed after February 1, 2008.  These guarantees are mutually exclusive and, until the portfolio under the $1.0 million guarantee is repaid, the Company has exposure of up to $4.0 million per year.  Both guarantees are supported by the residual value of the underlying equipment.  The Company’s

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

actual losses under these guarantees over the last ten years have been negligible.  In accordance with FASB ASC Topic 460, Guarantees, the Company has recorded the fair value of all such guarantees issued after January 1, 2003 as a liability and a reduction of the initial revenue recognized on the sale of equipment.  Liabilities accrued for guarantees for all periods presented were insignificant.

In the access equipment segment, the Company is party to multiple agreements whereby it guarantees an aggregate of $252.9 million in indebtedness of others, including $237.7 million under loss pool agreements.  The Company estimates that its maximum loss exposure under these contracts was $103.2 million at September 30, 2010.  Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability, among other things, to take possession of the underlying collateral.  The Company recorded provisions for losses on customer guarantees of $3.3 million, $24.4 million and $0.9 million in fiscal 2010, 2009 and 2008, respectively.  At September 30, 2010 and 2009, the Company had recorded liabilities related to these agreements of $24.0 million and $26.7 million, respectively.  If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required.  While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations.  In the event that occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved.  Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions.  During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

13.  Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions.  These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date.  At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under FASB ASC Topic 815, Derivatives and Hedging, as follows:

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

At September 30, 2010, the Company had no forward foreign exchange contracts designated as hedges.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt.  The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive income (loss) and are amortized to interest expense over the respective lives of the borrowings.  During fiscal 2010, 2009 and 2008, $41.6 million, $48.3 million and $23.3 million of expense, respectively, was recorded in the Consolidated Statements of Operations as amortization of interest rate derivative gains and losses.  At September 30, 2010, $17.5 million of net unrealized losses remained deferred in “Accumulated other comprehensive income (loss).”  See Note 11 of the Notes to Consolidated Financial Statements for information regarding the interest rate swap.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities.  The Company has not designated these derivative contracts as hedge transactions under ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings.  The fair value of foreign currency related derivatives is included in the Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.”  At September 30, 2010, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $98.6 million in notional amounts, including $53.7 million in contracts to sell Euro, $17.0 million in contracts to sell Australian dollars, $13.5 million in contracts to sell U.K. pounds sterling and buy Euro with the remaining contracts covering a variety of foreign currencies.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Consolidated Balance Sheets were as follows (in millions):

	September 30, 2010			September 30, 2009
	Other	Other	Other	Other	Other	Other
	Current	Current	Long-term	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Designated as hedging instruments:
Interest rate contracts	$—	$15.6	$2.8	$—	$36.6	$14.3

Not designated as hedging instruments:
Foreign exchange contracts	0.3	0.8	—	0.1	0.3	—
Total derivatives	$0.3	$16.4	$2.8	$0.1	$36.9	$14.3

The pre-tax effects of derivative instruments on the Consolidated Statements of Operations consisted of the following (in millions):

	Classification of	Fiscal Year Ended September 30,
	Gains (Losses)	2010	2009
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$(40.7)	$(48.3)

Reclassified from other comprehensive income (effective portion):
Foreign exchange contracts	Cost of sales	(0.3)	(0.5)

Recognized directly in income (ineffective portion):
Foreign exchange contracts	Miscellaneous, net	—	(0.7)

Not designated as hedges:
Interest rate contracts	Interest expense	(0.9)	—
Foreign exchange contracts	Miscellaneous, net	2.8	16.9
Total		$(39.1)	$(32.6)

14.  Fair Value Measurement

FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB ASC Topic 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:                Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:                Observable inputs other than quoted prices other than those included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:                Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2010, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency exchange derivatives (a)	$—	$0.3	$—	$0.3

Liabilities:
Foreign currency exchange derivatives (a)	$—	$0.8	$—	$0.8
Interest rate swaps (b)	—	18.4	—	18.4
Total liabilities at fair value	$—	$19.2	$—	$19.2

(a)          Based on observable market transactions of forward currency prices.

(b)         Based on observable market transactions of forward LIBOR rates.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis.  As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above.  Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, including investments in affiliates, which are written down to fair value as a result of impairment (see Note 7 for impairments of long-lived assets and Note 8 for impairments of intangible assets).  The Company has determined that the fair value measurements included in each of these assets rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available.  As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

15.  Oshkosh Corporation Shareholders’ Equity

On August 12, 2009, the Company completed a public equity offering of 14,950,000 shares of Common Stock, which included the exercise of the underwriters’ over-allotment option for 1,950,000 shares of Common Stock, at a price of $25.00 per share.  The Company paid $15.1 million in underwriting discounts and commissions and approximately $0.6 million of offering expenses.  The Company used the net proceeds from the offering of approximately $358.1 million to repay debt.

In July 1995, the Company authorized the buyback of up to 6,000,000 shares of the Company’s Common Stock.  As of September 30, 2010 and 2009, the Company had purchased 2,769,210 shares of its Common Stock at an aggregate cost of $6.6 million.  The Company is restricted by its Credit Agreement from buying back shares in certain situations.  See Note 11 of the Notes to Consolidated Financial Statements for information regarding these restrictions.  The Company does not expect to buy back any shares under this authorization in fiscal 2011.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the 2009 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights, performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units or other stock-based awards.  The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant.  Stock options granted under the 2009 Stock Plan become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant.  Stock options terminate not more than seven years from the date of grant.  Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company and generally vest upon retirement.  The maximum number of shares of stock reserved for all awards under the 2009 Stock Plan is 4,000,000.  At September 30, 2010, the Company had reserved 7,261,640 shares of Common Stock to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes compensation expense for stock option, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable.  Total stock-based compensation expense included in the Company’s Consolidated Statements of Operations for fiscal 2010, 2009 and 2008 was $14.7 million ($9.3 million net of tax), $10.9 million ($6.9 million net of tax) and $15.0 million ($9.7 million net of tax), respectively.

Information related to the Company’s equity-based compensation plans in effect as of September 30, 2010 is as follows:

	Number of Securities		Number of
	to be Issued Upon	Weighted-Average	Securities Remaining
	Exercise of Outstanding	Exercise Price of	Available for Future
	Options or Vesting of	Outstanding	Issuance Under Equity
Plan Category	Performance Share Awards	Options	Compensation Plans

Equity compensation plans approved by security holders	5,659,570	$30.32	1,602,070
Equity compensation plans not approved by security holders	—	n/a	—
Total	5,659,570	$30.32	1,602,070

Stock Options — For fiscal 2010, 2009 and 2008, the Company recorded $12.4 million, $10.0 million and $11.8 million, respectively, of stock-based compensation expense in selling, general and administrative expense in the accompanying Consolidated Statements of Operations associated with outstanding stock options.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity for the fiscal years ended September 30, 2010, 2009 and 2008 is as follows:

	Fiscal Year Ended September 30,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding, beginning of the year	5,330,109	$28.03	4,324,372	$26.90	3,141,994	$32.71
Options granted	954,350	28.96	1,200,000	30.82	1,565,450	12.75
Options forfeited	(39,836)	27.46	(138,934)	23.59	(37,734)	52.06
Options expired	(9,499)	54.12	—	—	—	—
Options exercised	(1,076,754)	17.66	(55,329)	11.25	(345,338)	12.88
Options outstanding, end of the year	5,158,370	$30.32	5,330,109	$28.03	4,324,372	$26.90
Options exercisable, end of the year	2,955,909	$33.49	2,930,946	$30.46	2,234,658	$30.56

The Company uses the Black-Scholes valuation model to value stock options utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Options Granted During	2010	2009	2008

Assumptions:
Risk-free interest rate	1.45%	2.34%	2.64%
Expected volatility	61.98%	61.19%	43.85%
Expected dividend yield	0.00%	0.02%	1.77%
Expected term (in years)	5.28	5.23	5.46

The Company used its historical stock prices as the basis for the Company’s volatility assumption.  The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant.  The expected option term represents the period of time that the options granted are expected to be outstanding and was based on historical experience.  The weighted-average per share fair values for stock option grants during fiscal 2010, 2009 and 2008 were $15.69, $16.67 and $4.64, respectively.

As of September 30, 2010, the Company had $18.8 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 2.6 years.

Stock options outstanding as of September 30, 2010 were as follows (in millions, except share and per share amounts):

				Weighted-Average
				Remaining		Aggregate
			Number	Contractual	Weighted-Average	Intrinsic
Price Range			Outstanding	Life (in years)	Exercise Price	Value

$5.19	-	$7.95	58,400	8.4	$6.95	$1.2
$11.00	-	$19.75	1,459,049	6.7	12.99	21.2
$28.27	-	$38.93	2,263,816	6.2	30.54	—
$39.91	-	$54.63	1,377,105	6.1	49.33	—
			5,158,370	6.3	30.32	$22.4

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options exercisable as of September 30, 2010 were as follows (in millions, except share and per share amounts):

				Weighted-Average
				Remaining		Aggregate
			Number	Contractual	Weighted-Average	Intrinsic
Price Range			Exercisable	Life (in years)	Exercise Price	Value

$5.19	-	$7.95	19,460	8.4	$6.95	$0.4
$11.00	-	$19.75	989,505	6.1	13.44	13.9
$28.27	-	$38.93	580,759	5.1	31.17	—
$39.91	-	$54.63	1,366,185	6.1	49.39	—
			2,955,909	5.9	33.49	$14.3

The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. This amount changes based on the fair market value of the Company’s Common Stock.  Total intrinsic value of options exercised for fiscal 2010, 2009 and 2008 was $22.8 million, $0.7 million and $9.0 million, respectively.

Net cash proceeds from the exercise of stock options were $19.0 million, $0.6 million and $4.4 million for fiscal 2010, 2009 and 2008, respectively. The actual income tax benefit realized totaled $8.4 million, $0.3 million and $3.5 million, for those same periods.

Nonvested Stock Awards — Compensation expense related to nonvested stock awards of $0.9 million, $0.3 million and $2.6 million in fiscal 2010, 2009 and 2008, respectively, was recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

A summary of the Company’s nonvested stock activity for the three years ended September 30, 2010 is as follows:

	Fiscal Year Ended September 30,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested, beginning of the year	2,935	$53.40	63,816	$51.91	407,210	$25.78
Granted	141,682	30.93	11,000	7.95	11,825	41.47
Forfeited	—	—	(542)	54.85	(16,035)	54.30
Vested	(15,710)	40.91	(71,339)	45.04	(339,184)	20.06
Nonvested, end of the year	128,907	$30.22	2,935	$53.40	63,816	$51.91

The total fair value of shares vested during fiscal 2010, 2009 and 2008 was $0.6 million, 1.0 million and $4.7 million, respectively.

Performance Share Awards — In fiscal 2010, 2009 and 2008, the Company granted certain executives awards for an aggregate of 75,000, 134,500 and 50,100 performance shares, respectively, that vest at the end of the third fiscal year following the grant date.  Executives earn performance shares only if the Company’s total shareholder return over the three years compares favorably to that of a comparator group of companies.  Potential payouts range from zero to 200 percent of the target awards.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair values of performance share awards were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Performance Shares Granted During	2010	2009	2008

Assumptions:
Risk-free interest rate	0.73%	1.48%	2.08%
Expected volatility	79.86%	77.70%	35.53%
Expected term (in years)	3.00	3.00	3.00

The Company used its historical stock prices as the basis for the Company’s volatility assumption.  The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant.  The expected term is based on the vesting period.  The weighted-average fair value for performance share awards granted during fiscal 2010, 2009 and 2008 was $13.88, $17.26 and $7.04 per award, respectively.  Compensation expense of $1.4 million, $0.6 million and $0.6 million related to performance share awards was recorded in fiscal 2010, 2009 and 2008, respectively, in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

17.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted weighted-average shares used in the denominator of the per share calculations:

	Fiscal Year Ended September 30,
	2010	2009	2008

Basic weighted-average shares outstanding	89,947,873	76,473,930	74,007,989
Effect of dilutive stock options and equity-based compensation awards	1,006,868	—	828,207
Diluted weighted-average shares outstanding	90,954,741	76,473,930	74,836,196

Options to purchase 1,425,155 and 1,446,598 shares of Common Stock were outstanding in fiscal 2010 and 2008, respectively, but were not included in the computation of diluted earnings (loss) per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.  Options to purchase 4,327,116 shares of Common Stock and 190,175 nonvested shares were outstanding during fiscal 2009, but were excluded from the computation of diluted earnings (loss) per share attributable to Oshkosh Corporation common shareholders because the net loss for the period caused all potentially dilutive shares to be anti-dilutive.

Income (loss) attributable to Oshkosh Corporation common shareholders was as follows (in millions):

	Fiscal Year Ended September 30,
	2010	2009	2008
Amounts attributable to Oshkosh Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$792.9	$(1,167.0)	$288.9
Discontinued operations, net of tax	(2.9)	68.2	(209.6)
Net income (loss)	$790.0	$(1,098.8)	$79.3

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Employee Benefit Plans

Pension Plans — Oshkosh and certain of its subsidiaries sponsor multiple defined benefit pension plans covering certain Oshkosh, JLG and Pierce employees.  The benefits provided are based primarily on average compensation, years of service and date of birth.  Hourly plans are generally based upon years of service and a benefit dollar multiplier.  The Company periodically amends the hourly plans, changing the benefit dollar multipliers.

Postretirement Plans — Oshkosh and certain of its subsidiaries sponsor multiple postretirement benefit plans covering Oshkosh, JLG and Kewaunee retirees and their spouses.  The plans generally provide health benefits based on years of service and date of birth.  These plans are unfunded.

The change in benefit obligations and plan assets as well as the funded status of the Company’s defined benefit pension plans and postretirement benefit plans were as follows (in millions):

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Health and Other
	2010	2009	2010	2009	2010	2009

Accumulated Benefit Obligation	$246.2	$204.5	$13.8	$11.7	$64.8	$55.0

Change in benefit obligation
Benefit obligation at October 1	$227.3	$189.4	$11.7	$20.3	$55.0	$36.7
Disposition	—	—	—	(9.6)	—	(0.4)
Service cost	13.0	10.3	0.6	0.7	4.1	2.0
Interest cost	11.8	11.1	0.6	1.0	2.8	2.2
Actuarial loss	18.7	21.8	1.4	2.9	3.9	15.9
Participant contributions	—	—	0.1	0.1	—	—
Plan amendments	3.0	3.3	—	—	—	—
Curtailments	0.6	0.9	—	—	—	—
Benefits paid	(4.7)	(9.5)	(0.4)	(0.2)	(1.0)	(1.4)
Currency translation adjustments	—	—	(0.1)	(3.5)	—	—
Benefit obligation at September 30	$269.7	$227.3	$13.9	$11.7	$64.8	$55.0

Change in plan assets
Fair value of plan assets at October 1	$137.5	$129.5	$10.3	$20.4	$—	$—
Disposition	—	—	—	(9.0)	—	—
Actual return on plan assets	13.5	1.7	1.2	0.9	—	—
Company contributions	30.4	15.8	4.3	1.6	1.0	1.4
Participant contributions	—	—	0.1	0.1	—	—
Benefits paid	(4.7)	(9.5)	(0.4)	(0.2)	(1.0)	(1.4)
Currency translation adjustments	—	—	(0.1)	(3.5)	—	—
Fair value of plan assets at September 30	$176.7	$137.5	$15.4	$10.3	$—	$—
Funded status of plan - (under) over funded	$(93.0)	$(89.8)	$1.5	$(1.4)	$(64.8)	$(55.0)

Recognized in consolidated balance sheet at September 30
Prepaid benefit cost (long-term asset)	$—	$—	$1.5	$—	$—	$—
Accrued benefit liability (current liability)	(0.4)	(0.5)	—	—	(2.4)	(2.0)
Accrued benefit liability (long-term liability)	(92.6)	(89.3)	—	(1.4)	(62.4)	(53.0)
	$(93.0)	$(89.8)	$1.5	$(1.4)	$(64.8)	$(55.0)

Recognized in accumulated other comprehensive income (loss) as of September 30 (net of taxes)
Net actuarial loss (gain)	$71.0	$62.7	$0.3	$(0.4)	$15.1	$12.8
Prior service cost	10.5	9.2	—	—	—	—
	$81.5	$71.9	$0.3	$(0.4)	$15.1	$12.8

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Health and Other
	2010	2009	2010	2009	2010	2009

Weighted-average assumptions as of September 30
Discount rate	4.75%	5.25%	5.10%	5.50%	4.75%	5.25%
Expected return on plan assets	7.75%	7.75%	6.50%	6.50%	n/a	n/a
Rate of compensation increase	3.81%	4.12%	4.20%	4.30%	n/a	n/a

Pension benefit plans with accumulated benefit obligations in excess of plan assets consisted of the following (in millions):

	September 30,
	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009

Projected benefit obligation	$269.7	$227.3	$—	$11.7
Accumulated benefit obligation	246.2	204.5	—	11.7
Fair value of plan assets	176.7	137.5	—	10.3

The components of net periodic benefit cost for fiscal years ended September 30 were as follows (in millions):

	Pension Benefits						Postretirement
	U.S. Plans			Non-U.S. Plans			Health and Other
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost
Service cost	$15.4	$10.3	$11.1	$0.6	$0.4	$0.9	$4.1	$2.0	$1.9
Interest cost	11.8	11.1	10.1	0.6	0.5	0.7	2.8	2.2	1.8
Expected return on plan assets	(12.3)	(11.2)	(12.0)	(0.7)	(0.5)	(0.6)	—	—	—
Amortization of prior service cost	2.1	1.3	1.3	—	—	—	—	—	—
Curtailment	0.6	0.9	4.0	—	—	—	—	—	—
Amortization of net actuarial loss (gain)	4.1	2.5	2.0	—	(0.1)	(0.1)	0.9	—	3.8
Net periodic benefit cost	$21.7	$14.9	$16.5	$0.5	$0.3	$0.9	$7.8	$4.2	$7.5

Other changes in plan assets and benefit obligation recognized in other comprehensive income
Net actuarial loss (gain)	$15.6	$32.3	$20.0	$1.0	$2.1	$(0.3)	$3.9	$15.9	$—
Prior service cost	3.0	3.3	1.1	—	—	—	—	—	—
Amortization of prior service cost	(2.0)	(1.3)	(1.3)	—	—	—	—	—	—
Amortization of net actuarial (gain) loss	(4.7)	(2.5)	(2.0)	—	0.1	0.2	(0.9)	(0.1)	(0.3)
	$11.9	$31.8	$17.8	$1.0	$2.2	$(0.1)	$3.0	$15.8	$(0.3)

Weighted-average assumptions as of September 30
Discount rate	5.25%	6.00%	6.00%	5.50%	7.00%	5.90%	5.25%	6.00%	6.00%
Expected return on plan assets	7.75%	7.75%	8.00%	6.50%	6.00%	6.20%	n/a	n/a	n/a
Rate of compensation increase	4.29%	4.20%	4.39%	4.30%	4.40%	4.20%	n/a	n/a	n/a

Included in accumulated other comprehensive income (loss) at September 30, 2010 are prior service costs of $1.9 million ($1.2 million net of tax) and unrecognized net actuarial losses of $5.7 million ($3.6 million net of tax) expected to be recognized in pension and Supplemental Employee Retirement Plan (“SERP”) net periodic benefit costs during the fiscal year ended September 30, 2011.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 8.5% in fiscal 2010, declining to 5.5% in fiscal 2016.  If the health care cost trend rate was increased by 1%, the accumulated postretirement benefit obligation at September 30, 2010 would increase by $8.5 million and net periodic postretirement benefit cost for fiscal 2010 would increase by $1.3 million.  A corresponding decrease of 1% would decrease the accumulated postretirement benefit obligation at September 30, 2010 by $7.1 million and net periodic postretirement benefit cost for fiscal 2010 would decrease by $1.1 million.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The weighted-average of the Company’s pension plan asset allocations and target allocations at September 30, 2010 and 2009, by asset category, were as follows:

U.S. Plans				Non-U.S. Plans
	Target %	2010	2009		Target %	2010	2009
Asset Category				Asset Category
Fixed income	30% - 40%	46%	47%	UK equities	25%	40%	39%
Large-cap growth	25% - 35%	26%	25%	Non-UK equities	25%	42%	42%
Large-cap value	5% - 15%	8%	8%	Government bonds	35%	10%	10%
Mid-cap value	5% - 15%	10%	10%	Corporate bonds	15%	8%	9%
Small-cap value	5% - 15%	10%	10%			100%	100%
Venture capital	0% - 5%	0%	0%
		100%	100%

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

The fair value of plan assets by major category and level within the fair value hierarchy as of September 30, 2010 was as follows (in millions):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Common stocks
U.S. companies	$90.5	$—	$—	$90.5
International companies	—	15.1	—	15.1
Government and agency bonds	13.1	18.7	—	31.8
Municipal bonds	—	0.1	—	0.1
Corporate bonds and notes	—	25.8	—	25.8
Money market funds	28.7	—	—	28.7
Venture capital closely held limited partnership	—	—	0.1	0.1
Total assets — at fair value	$132.3	$59.7	$0.1	$192.1

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the fair value of the Master Pension Trust’s Level 3 investment assets during fiscal 2010 was not significant.

The Company’s policy is to fund the pension plans in amounts that comply with contribution limits imposed by law.  The Company expects to contribute approximately $25.0 million to its pension plans and an additional $3.0 million to its postretirement benefit plans in fiscal 2011.  However, based on returns on the plans’ investments and the Company’s cash flows, the Company may contribute more than these ranges in fiscal 2011 to reduce the underfunded status of certain plans.

The Company’s estimated future benefit payments under Company sponsored plans were as follows (in millions):

				Other
Fiscal Year Ending	Pension Benefits			Postretirement
September 30,	U.S. Plans	Non-U.S. Plans	Non-Qualified	Benefits

2011	$5.7	$0.1	$0.3	$2.4
2012	6.4	0.2	3.7	2.7
2013	7.2	0.2	0.4	2.7
2014	8.0	0.2	0.5	2.9
2015	8.9	0.2	0.5	3.0
2016-2020	63.1	2.8	2.9	23.7

401(k) Plans - The Company has defined contribution 401(k) plans covering substantially all domestic employees.  The plans allow employees to defer 2% to 19% of their income on a pre-tax basis.  Each employee who elects to participate is eligible to receive Company matching contributions which are based on employee contributions to the plans, subject to certain limitations.  Amounts expensed for Company matching and discretionary contributions were $5.1 million and $18.8 million in fiscal 2010 and 2008, respectively.  The Company recognized income of $1.0 million in fiscal 2009 as actual payments under the discretionary portion of the plan were less than amounts accrued in the previous year and as a result of the Company’s discontinuation of matching contributions in March 2009 for most employees.  In April 2010, the Company once again started making matching contributions for most employees.

19.  Income Taxes

Pre-tax income (loss) from continuing operations was taxed in the following jurisdictions (in millions):

	Fiscal Year Ended September 30,
	2010	2009	2008

Domestic	$1,252.7	$(925.3)	$274.0
Foreign	(41.2)	(252.9)	129.8
	$1,211.5	$(1,178.2)	$403.8

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the provision for (benefit from) income taxes were as follows (in millions):

	Fiscal Year Ended September 30,
	2010	2009	2008
Allocated to Income (Loss) From Continuing Operations Before Equity in Earnings (Losses) of Unconsolidated Affiliates
Current:
Federal	$463.4	$37.8	$104.3
Foreign	7.8	1.9	18.1
State	13.8	1.7	6.1
Total current	485.0	41.4	128.5
Deferred:
Federal	(59.5)	(40.0)	(1.7)
Foreign	(9.4)	(12.2)	(5.5)
State	(1.8)	(1.8)	(0.1)
Total deferred	(70.7)	(54.0)	(7.3)
	$414.3	$(12.6)	$121.2

Allocated to Other Comprehensive Income (Loss)
Deferred federal, state and foreign	$10.5	$(21.9)	$(21.2)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense was:

	Fiscal Year Ended September 30,
	2010	2009	2008
Effective Rate Reconciliation
U.S. federal tax / benefit rate	35.0%	35.0%	35.0%
Non-deductible intangible assets impairment charges	0.3	(33.1)	—
State income taxes, net	1.0	(0.3)	1.5
Foreign taxes	(0.1)	(0.4)	(1.0)
Tax audit settlements	(1.3)	—	—
European tax incentive	0.6	(1.5)	(5.2)
Worthless stock deduction	—	0.9	—
Valuation allowance	0.3	(0.2)	0.3
Tax credits	(0.1)	0.3	(0.1)
Manufacturing deduction	(2.0)	0.2	(1.3)
Other, net	0.5	0.2	0.8
	34.2%	1.1%	30.0%

The Company is party to a tax incentive agreement (“incentive”) covering certain of its European operations.  The incentive provides for a reduction in the Company’s effective income tax rate through allowable deductions that are subject to recapture to the extent that certain conditions are not met, including a requirement to have minimum cumulative operating income over a multiple-year period ending in fiscal 2013.  The Company recorded (income recapture) tax deductions under the incentive of €(15.9) million, €(38.7) million and €40.2 million in fiscal 2010, 2009 and 2008, respectively, which resulted in additional (tax) benefit of $(7.3) million, $(17.3) million and $20.9 million in fiscal 2010, 2009 and 2008, respectively.  Life-to-date, the Company has recorded €2.2 million of cumulative net deductions which are subject to recapture provisions should certain minimum income and other requirements not be met.  Should the Company reach the maximum level of cumulative operating income under the incentive, aggregate additional unbenefitted deductions of €111.3 million would be available to offset the Company’s future taxable income, although the amount of deductions allowed in any particular tax year are limited by the incentive.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2009, the Company made an election with the U.S. Internal Revenue Service to treat Windmill Ventures, the Company’s European holding company parent of Geesink, as a disregarded entity for U.S. federal income tax purposes.  As a result of this election, the Company recorded a $71.5 million worthless stock/bad debt income tax benefit, of which $10.5 million related to Windmill Ventures continuing operations and $61.0 million related to Geesink and BAI and has been included in discontinued operations.

Deferred income tax assets and liabilities were comprised of the following (in millions):

	September 30,
	2010	2009
Deferred Tax Assets and Liabilities
Deferred tax assets:
Other long-term liabilities	$86.6	$78.6
Net operating losses	63.6	57.3
Accrued warranty	28.2	21.8
Other current liabilities	28.9	34.7
Other long-term assets	8.2	10.6
Payroll-related obligations	19.5	12.1
Receivables	16.2	12.0
Other	0.4	0.5
Gross deferred tax assets	251.6	227.6
Less valuation allowance	(36.4)	(37.7)
Deferred tax assets	215.2	189.9
Deferred tax liabilities:
Intangible assets	259.1	301.5
Investment in unconsolidated partnership	9.1	14.3
Property, plant and equipment	44.2	33.7
Other	5.7	4.5
Deferred tax liabilities	318.1	354.0
Net deferred tax liability	$(102.9)	$(164.1)

The net deferred tax liability is classified in the Consolidated Balance Sheets as follows (in millions):

	September 30,
	2010	2009

Current net deferred tax asset	$86.7	$75.5
Non-current net deferred tax liability	(189.6)	(239.6)
	$(102.9)	$(164.1)

As of September 30, 2010, the Company had $188.6 million of net operating loss carryforwards available to reduce future taxable income of certain foreign subsidiaries that are primarily from countries with carryforward periods ranging from five years to an unlimited period.  In addition, the Company had $201.1 million of state net operating loss carryforwards, which are subject to expiration from 2011 to 2031.  The deferred tax assets for foreign and state net operating loss carryforwards were $51.9 million and $11.7 million, respectively, and are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies and projections of future taxable income.  As a result of this analysis, the Company carries a valuation allowance as of September 30, 2010 against the foreign and state deferred tax assets of $31.6 million and $4.8 million, respectively.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested.  At September 30, 2010, these earnings amounted to $129.4 million.  If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits.  Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

The Company adopted the provisions regarding unrecognized tax benefits of FASB ASC Topic 740, Income Taxes, on October 1, 2007.  The adoption of ASC Topic 740 resulted in a $2.9 million charge to retained earnings as of October 1, 2007 and the reclassification of $30.0 million in liabilities related to uncertain tax positions in the Company’s Consolidated Balance Sheet from income taxes payable to other long-term assets and long-term liabilities of $6.2 million and $36.2 million, respectively.  As of September 30, 2010, the Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $53.4 million.  Excluding interest and penalties, net unrecognized tax benefits of $44.0 million would affect the Company’s net income if recognized, $23.9 million of which would impact net income from continuing operations.  A reconciliation of the beginning and ending amount of unrecognized tax benefits during fiscal 2010 and fiscal 2009 were as follows (in millions):

	Fiscal Year Ended
	September 30,
	2010	2009

Balance at beginning of year	$63.8	$48.8
Additions for tax positions related to current year	5.1	20.3
Additions for tax positions related to prior years	11.5	2.7
Reductions for tax positions of prior years	(2.8)	(3.2)
Settlements	(19.7)	(2.4)
Lapse of statute of limitations	(5.8)	(2.4)
Balance at end of year	$52.1	$63.8

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the provision for (benefit from) income taxes in the Company’s Consolidated Statements of Operations.  During the fiscal years ended September 30, 2010, 2009 and 2008, the Company recognized $(0.9) million, $2.4 million and $2.7 million in interest and penalties, respectively.  At September 30, 2010 and 2009, the Company had accruals for the payment of interest and penalties of $12.0 million and $12.9 million, respectively.  During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $5.3 million, either because the Company’s tax positions are sustained on audit, because the Company agrees to their disallowance or the statute of limitations closes.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns.  The Company is regularly audited by federal, state and foreign tax authorities.  During fiscal 2010, the Company was under audit by the U.S. Internal Revenue Service for the taxable years ended September 30, 2006 and 2007 and pre-acquisition periods of JLG, including taxable periods ending July 31, 2005 and 2006 and the period from August 1, 2006 to December 6, 2006 (date of acquisition of JLG by the Company).  During the third quarter of fiscal 2010, the Company reached a settlement regarding these tax audits, which resulted in a $19.7 million reduction of unrecognized tax benefit reserves, of which $15.4 million was recorded as a current period benefit as a reduction of income tax expense.  As of September 30, 2010, tax years open for examination under applicable statutes were as follows:

Tax Jurisdiction	Open Tax Years
Australia	2006 – 2010
Belgium	2008 – 2010
Brazil	2004 – 2010
Canada	2006 – 2010
The Netherlands	2005 – 2010
United States (federal)	2008 – 2010
United States (state and local)	2002 – 2010

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Contingencies, Significant Estimates and Concentrations

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

The Company had reserves of $1.9 million and $2.1 million for losses related to environmental matters that were probable and estimable at September 30, 2010 and September 30, 2009, respectively.  The amount recorded for identified contingent liabilities is based on estimates.  Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available.  Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures.  Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

Personal Injury Actions and Other - Product and general liability claims arise against the Company from time to time in the ordinary course of business.  The Company is generally self-insured for future claims up to $3.0 million per claim.  Accordingly, a reserve is maintained for the estimated costs of such claims.  At September 30, 2010 and 2009, the reserve for product and general liability claims was $44.4 million and $46.8 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims.  Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $187.4 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $36.2 million at September 30, 2010.

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

At September 30, 2010, approximately 28% of the Company’s workforce was covered under collective bargaining agreements, the largest of which expires in September 2011.

The Company derived a significant portion of its revenue from the DoD, as follows (in millions):

	Fiscal Year Ended September 30,
	2010	2009	2008

DoD	$7,054.7	$2,738.9	$2,051.3
Foreign military sales	28.3	26.8	17.5
Total DoD sales	$7,083.0	$2,765.7	$2,068.8

No other customer represented more than 10% of sales for fiscal 2010, 2009 and 2008.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

21.  Business Segment Information

The Company is organized into four reportable segments based on the internal organization used by management for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained.  During fiscal 2010, in conjunction with the appointment of a new segment president, the Company transferred operational responsibility of JerrDan from the fire & emergency segment to the access equipment segment.  As a result, JerrDan has been included with the access equipment segment for financial reporting purposes.  Historical information has been reclassified to include JerrDan in the access equipment segment for all periods presented.  The Company’s segments are as follows:

Defense:  This segment consists of a division of Oshkosh that manufactures tactical trucks and supply parts and services for the U.S. military and for other militaries around the world.  Sales to the DoD accounted for 96.9%, 96.9% and 96.0% of the segment’s sales for the years ended September 30, 2010, 2009 and 2008, respectively.

Access Equipment:  This segment consists of JLG and JerrDan.  JLG manufactures aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights for sale worldwide.  Access equipment customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and the U.S. military.  JerrDan manufactures and markets towing and recovery equipment in the U.S. and abroad.

Fire & Emergency:  This segment includes Pierce, the aircraft rescue and firefighting and snow removal divisions of Oshkosh, Medtec, Kewaunee and OSV.  These units manufacture and market commercial and custom fire vehicles, broadcast vehicles and emergency vehicles primarily for fire departments, airports, other governmental units, hospitals and other care providers and broadcast stations in the U.S. and abroad.

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with FASB ASC Topic 280, Segment Reporting, for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature.  The caption “Corporate” includes corporate office expenses, including share-based compensation and results of insignificant operations.  Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment and certain other assets pertaining to corporate activities.  Intersegment sales generally include amounts invoiced by a segment for work performed for another segment.  Amounts are based on actual work performed and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment.  The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements.

Selected financial information concerning the Company’s product lines and reportable segments is as follows (in millions):

	Fiscal Year Ended September 30,
	2010			2009			2008
	External	Inter-	Net	External	Inter-	Net	External	Inter-	Net
	Customers	segment	Sales	Customers	segment	Sales	Customers	segment	Sales

Defense	$7,151.3	$10.4	$7,161.7	$2,585.9	$8.9	$2,594.8	$1,882.2	$9.7	$1,891.9

Access equipment
Aerial work platforms	561.1	—	561.1	470.2	—	470.2	1,997.9	—	1,997.9
Telehandlers	342.8	—	342.8	289.8	—	289.8	747.0	—	747.0
Other (a)	362.9	1,745.1	2,108.0	371.6	93.9	465.5	466.3	1.4	467.7
Total access equipment	1,266.8	1,745.1	3,011.9	1,131.6	93.9	1,225.5	3,211.2	1.4	3,212.6

Fire & emergency	892.9	23.1	916.0	1,017.0	25.3	1,042.3	962.5	46.9	1,009.4

Commercial
Concrete placement	174.1	—	174.1	144.9	1.1	146.0	367.2	1.4	368.6
Refuse collection	305.7	—	305.7	317.6	9.0	326.6	374.3	10.1	384.4
Other	51.6	90.7	142.3	56.1	61.3	117.4	80.3	1.8	82.1
Total commercial	531.4	90.7	622.1	518.6	71.4	590.0	821.8	13.3	835.1
Intersegment eliminations	—	(1,869.3)	(1,869.3)	—	(199.5)	(199.5)	—	(71.3)	(71.3)
Consolidated	$9,842.4	$—	$9,842.4	$5,253.1	$—	$5,253.1	$6,877.7	$—	$6,877.7

(a)          Access equipment intersegment sales are comprised of assembly of M-ATV crew capsules and complete vehicles for the defense segment.  The access equipment segment invoices the defense segment for work under this contract, which was initiated in the fourth quarter of fiscal 2009.  These sales are eliminated in consolidation.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30,
	2010	2009	2008
Operating income (loss) from continuing operations:
Defense	$1,320.7	$403.3	$265.2
Access equipment (a)	97.3	(1,159.1)	363.1
Fire & emergency (b)	57.6	51.2	93.4
Commercial (c)	19.4	(183.7)	4.7
Corporate	(99.0)	(89.6)	(108.5)
Intersegment eliminations	(1.9)	(1.6)	(0.5)
Consolidated	1,394.1	(979.5)	617.4
Interest expense net of interest income	(183.6)	(207.5)	(204.6)
Miscellaneous other income (expense)	1.0	8.8	(9.0)

Income (loss) from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	$1,211.5	$(1,178.2)	$403.8

(a)          Fiscal 2009 results include non-cash goodwill and long-lived asset impairment charges of $941.7 million.

(b)         Fiscal 2010 and 2009 results include non-cash goodwill and long-lived asset impairment charges of $23.3 million and $64.2 million, respectively.

(c)          Fiscal 2010, 2009 and 2008 results include non-cash goodwill and long-lived asset impairment charges of $2.3 million, $184.3 million and $1.0 million, respectively.

	Fiscal Year Ended September 30,
	2010	2009	2008
Depreciation and amortization: (a)
Defense	$17.6	$12.5	$10.2
Access equipment	95.4	91.7	93.7
Fire & emergency	16.2	14.4	16.3
Commercial	15.1	19.9	25.3
Corporate and other (b)	28.6	13.5	7.4
Consolidated	$172.9	$152.0	$152.9

Capital expenditures:
Defense	$48.0	$13.0	$18.9
Access equipment (c)	24.7	36.7	65.2
Fire & emergency	10.0	6.5	8.0
Commercial	6.8	5.4	26.2
Consolidated	$89.5	$61.6	$118.3

(a)          Includes $1.2 million and $4.3 million in fiscal 2009 and 2008, respectively, related to discontinued operations.

(b)         Includes $20.4 million, $5.0 million and $0.9 million in fiscal 2010, 2009 and 2008, respectively, related to the write-off of deferred financing fees due to the early extinguishment of the related debt.

(c)          Capital expenditures include both the purchase of property, plant and equipment and equipment held for rental.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2010	2009 (d)	2008
Identifiable assets:
Defense - U.S.	$876.4	$527.5	$299.0
Access equipment:
U.S.	1,766.5	2,035.4	2,883.7
Europe (a)	794.0	764.9	1,108.4
Rest of the world	186.7	131.9	123.0
Total access equipment	2,747.2	2,932.2	4,115.1
Fire & emergency:
U.S.	529.9	541.2	629.9
Europe	15.6	82.4	123.8
Total fire & emergency	545.5	623.6	753.7
Commercial:
U.S.	316.4	334.5	631.2
Other North America (a)	38.7	34.0	32.5
Europe (b)	—	—	170.0
Total Commercial	355.1	368.5	833.7
Corporate and other - U.S. (c)	184.4	316.2	80.0
Consolidated	$4,708.6	$4,768.0	$6,081.5

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

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2010	2009	2008
Net sales:
United States	$8,882.6	$4,487.1	$4,997.2
Other North America	111.0	89.7	180.6
Europe, Africa and Middle East	508.6	468.6	1,283.5
Rest of the world	340.2	207.7	416.4
Consolidated	$9,842.4	$5,253.1	$6,877.7

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  Separate Financial Information of Subsidiary Guarantors of Indebtedness

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

Condensed Consolidating Statement of Operations

For the Year Ended September 30, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$7,341.9	$3,559.1	$835.6	$(1,894.2)	$9,842.4
Cost of sales	5,892.1	3,119.5	753.0	(1,892.2)	7,872.4
Gross income	1,449.8	439.6	82.6	(2.0)	1,970.0
Selling, general and administrative expenses	196.9	164.4	128.5	—	489.8
Amortization of purchased intangibles	—	40.2	20.3	—	60.5
Intangible assets impairment charges	—	—	25.6	—	25.6
Operating income (loss)	1,252.9	235.0	(91.8)	(2.0)	1,394.1
Interest expense	(276.4)	(170.6)	(2.5)	262.4	(187.1)
Interest income	2.4	18.6	244.9	(262.4)	3.5
Miscellaneous, net	12.7	(94.9)	83.2	—	1.0
Income (loss) from continuing operations before income taxes	991.6	(11.9)	233.8	(2.0)	1,211.5
Provision for (benefit from) income taxes	328.4	(1.5)	88.1	(0.7)	414.3
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	663.2	(10.4)	145.7	(1.3)	797.2
Equity in earnings (losses) of consolidated subsidiaries	125.4	(1.9)	0.2	(123.7)	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	(4.3)	—	(4.3)
Income (loss) from continuing operations	788.6	(12.3)	141.6	(125.0)	792.9
Discontinued operations, net of tax	1.4	—	(4.3)	—	(2.9)
Net income (loss)	790.0	(12.3)	137.3	(125.0)	790.0
Net loss attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Oshkosh Corporation	$790.0	$(12.3)	$137.3	$(125.0)	$790.0

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations

For the Year Ended September 30, 2009

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$2,796.5	$1,811.1	$836.3	$(190.8)	$5,253.1
Cost of sales	2,304.2	1,629.3	805.3	(189.0)	4,549.8
Gross income	492.3	181.8	31.0	(1.8)	703.3
Selling, general and administrative expenses	141.5	136.3	152.5	—	430.3
Amortization of purchased intangibles	—	40.8	21.5	—	62.3
Intangible assets impairment charges	—	702.1	488.1	—	1,190.2
Operating income (loss)	350.8	(697.4)	(631.1)	(1.8)	(979.5)
Interest expense	(289.5)	(153.5)	(5.5)	237.1	(211.4)
Interest income	4.4	28.2	208.4	(237.1)	3.9
Miscellaneous, net	12.9	(78.8)	74.7	—	8.8
Income (loss) from continuing operations before income taxes	78.6	(901.5)	(353.5)	(1.8)	(1,178.2)
Provision for (benefit from) income taxes	17.4	(32.1)	2.8	(0.7)	(12.6)
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	61.2	(869.4)	(356.3)	(1.1)	(1,165.6)
Equity in earnings (losses) of consolidated subsidiaries	(1,257.3)	(239.7)	0.2	1,496.8	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	(1.4)	—	(1.4)
Income (loss) from continuing operations	(1,196.1)	(1,109.1)	(357.5)	1,495.7	(1,167.0)
Discontinued operations, net of tax	97.3	—	(30.0)	—	67.3
Net income (loss)	(1,098.8)	(1,109.1)	(387.5)	1,495.7	(1,099.7)
Net loss attributable to the noncontrolling interest	—	—	0.9	—	0.9
Net income (loss) attributable to Oshkosh Corporation	$(1,098.8)	$(1,109.1)	$(386.6)	$1,495.7	$(1,098.8)

Condensed Consolidating Statement of Operations

For the Year Ended September 30, 2008

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$2,145.1	$2,967.9	$1,853.9	$(89.2)	$6,877.7
Cost of sales	1,796.0	2,438.0	1,562.6	(88.9)	5,707.7
Gross income	349.1	529.9	291.3	(0.3)	1,170.0
Selling, general and administrative expenses	164.8	176.6	141.5	—	482.9
Amortization of purchased intangibles	—	43.6	25.1	—	68.7
Intangible assets impairment charges	—	1.0	—	—	1.0
Operating income (loss)	184.3	308.7	124.7	(0.3)	617.4
Interest expense	(260.6)	(153.7)	(13.0)	217.1	(210.2)
Interest income	7.5	17.0	198.2	(217.1)	5.6
Miscellaneous, net	23.5	(159.0)	126.5	—	(9.0)
Income (loss) from continuing operations before income taxes	(45.3)	13.0	436.4	(0.3)	403.8
Provision for (benefit from) income taxes	(16.8)	5.6	132.5	(0.1)	121.2
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	(28.5)	7.4	303.9	(0.2)	282.6
Equity in earnings (losses) of consolidated subsidiaries	107.8	205.8	0.4	(314.0)	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	6.3	—	6.3
Income (loss) from continuing operations	79.3	213.2	310.6	(314.2)	288.9
Discontinued operations, net of tax	—	—	(210.3)	—	(210.3)
Net income (loss)	79.3	213.2	100.3	(314.2)	78.6
Net loss attributable to the noncontrolling interest	—	—	0.7	—	0.7
Net income (loss) attributable to Oshkosh Corporation	$79.3	$213.2	$101.0	$(314.2)	$79.3

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

As of September 30, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$202.2	$2.5	$134.3	$—	$339.0
Receivables, net	481.8	364.1	147.4	(103.8)	889.5
Inventories, net	348.4	257.2	244.8	(1.8)	848.6
Other current assets	78.8	31.0	29.0	—	138.8
Total current assets	1,111.2	654.8	555.5	(105.6)	2,215.9
Investment in consolidated subsidiaries	4,070.3	683.3	16.7	(4,770.3)	—
Intercompany	(1,468.0)	(2,050.4)	3,518.4	—	—
Intangible assets, net	—	1,170.9	775.0	—	1,945.9
Other long-term assets	168.0	163.1	215.7	—	546.8
Total assets	$3,881.5	$621.7	$5,081.3	$(4,875.9)	$4,708.6

Liabilities and Equity
Current liabilities:
Accounts payable	$588.6	$144.7	$85.3	$(100.9)	$717.7
Customer advances	251.5	106.7	15.0	—	373.2
Other current liabilities	468.3	141.7	115.8	(4.7)	721.1
Total current liabilities	1,308.4	393.1	216.1	(105.6)	1,812.0
Long-term debt, less current maturities	1,086.4	—	—	—	1,086.4
Other long-term liabilities	159.9	179.2	144.3	—	483.4
Equity:
Oshkosh Corporation shareholders’ equity	1,326.8	49.4	4,720.7	(4,770.3)	1,326.6
Noncontrolling interest	—	—	0.2	—	0.2
Total equity	1,326.8	49.4	4,720.9	(4,770.3)	1,326.8
Total liabilities and equity	$3,881.5	$621.7	$5,081.3	$(4,875.9)	$4,708.6

Condensed Consolidating Balance Sheet

As of September 30, 2009

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$340.6	$5.6	$184.2	$—	$530.4
Receivables, net	246.8	350.6	128.1	(161.7)	563.8
Inventories, net	179.6	296.7	315.1	(1.7)	789.7
Other current assets	204.0	23.5	31.8	—	259.3
Total current assets	971.0	676.4	659.2	(163.4)	2,143.2
Investment in consolidated subsidiaries	3,913.9	713.1	16.6	(4,643.6)	—
Intercompany	(1,137.1)	(2,137.2)	3,274.3	—	—
Intangible assets, net	—	1,215.5	829.6	—	2,045.1
Other long-term assets	128.3	199.3	252.1	—	579.7
Total assets	$3,876.1	$667.1	$5,031.8	$(4,807.0)	$4,768.0

Liabilities and Equity
Current liabilities:
Accounts payable	$403.1	$225.6	$87.2	$(160.1)	$555.8
Customer advances	600.7	119.3	11.9	—	731.9
Other current liabilities	149.7	96.7	127.8	(3.3)	370.9
Total current liabilities	1,153.5	441.6	226.9	(163.4)	1,658.6
Long-term debt, less current maturities	2,020.3	0.4	2.5	—	2,023.2
Other long-term liabilities	186.0	204.7	179.2	—	569.9
Equity:
Oshkosh Corporation shareholders’ equity	516.3	20.4	4,621.0	(4,643.6)	514.1
Noncontrolling interest	—	—	2.2	—	2.2
Total equity	516.3	20.4	4,623.2	(4,643.6)	516.3
Total liabilities and equity	$3,876.1	$667.1	$5,031.8	$(4,807.0)	$4,768.0

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$379.2	$17.9	$222.6	$—	$619.7

Investing activities:
Additions to property, plant and equipment	(56.5)	(6.7)	(20.0)	—	(83.2)
Additions to equipment held for rental	—	—	(6.3)	—	(6.3)
Intercompany investing	262.2	39.8	(253.9)	(48.1)	—
Other investing activities	—	(7.8)	13.4	—	5.6
Net cash provided (used) by investing activities	205.7	25.3	(266.8)	(48.1)	(83.9)

Financing activities:
Repayment of long-term debt	(2,020.4)	(0.3)	(0.2)	—	(2,020.9)
Net borrowings (repayments) under revolving credit facilities	150.0	—	—	—	150.0
Proceeds from issuance of long term debt	1,150.0	—	—	—	1,150.0
Debt issuance/amendment costs	(26.3)	—	—	—	(26.3)
Intercompany financing	(1.3)	(46.0)	(0.8)	48.1	—
Other financing activities	24.7	—	—	—	24.7
Net cash provided (used) by financing activities	(723.3)	(46.3)	(1.0)	48.1	(722.5)

Effect of exchange rate changes on cash	—	—	(4.7)	—	(4.7)
Increase (decrease) in cash and cash equivalents	(138.4)	(3.1)	(49.9)	—	(191.4)
Cash and cash equivalents at beginning of year	340.6	5.6	184.2	—	530.4
Cash and cash equivalents at end of year	$202.2	$2.5	$134.3	$—	$339.0

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2009

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$591.7	$(91.7)	$398.9	$—	$898.9

Investing activities:
Additions to property, plant and equipment	(16.2)	(12.9)	(17.1)	—	(46.2)
Additions to equipment held for rental	—	(2.8)	(12.6)	—	(15.4)
Intercompany investing	144.7	154.6	(263.5)	(35.8)	—
Other investing activities	—	0.7	4.8	—	5.5
Net cash provided (used) by investing activities	128.5	139.6	(288.4)	(35.8)	(56.1)

Financing activities:
Repayment of long-term debt	(681.2)	(0.3)	(0.7)	—	(682.2)
Net borrowings (repayments) under revolving credit facilities	(47.3)	—	(2.1)	—	(49.4)
Proceeds from issuance of Common Stock, net	358.1	—	—	—	358.1
Intercompany financing	(1.3)	(46.0)	11.5	35.8	—
Other financing activities	(34.6)	—	—	—	(34.6)
Net cash provided (used) by financing activities	(406.3)	(46.3)	8.7	35.8	(408.1)

Effect of exchange rate changes on cash	—	1.1	6.4	—	7.5
Increase (decrease) in cash and cash equivalents	313.9	2.7	125.6	—	442.2
Cash and cash equivalents at beginning of year	26.7	2.9	58.6	—	88.2
Cash and cash equivalents at end of year	$340.6	$5.6	$184.2	$—	$530.4

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2008

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$(65.8)	$134.8	$321.4	$—	$390.4

Investing activities:
Additions to property, plant and equipment	(26.8)	(10.5)	(38.5)	—	(75.8)
Additions to equipment held for rental	—	(8.5)	(34.0)	—	(42.5)
Intercompany investing	373.3	(76.9)	(274.0)	(22.4)	—
Other investing activities	—	0.4	17.7	—	18.1
Net cash provided (used) by investing activities	346.5	(95.5)	(328.8)	(22.4)	(100.2)

Financing activities:
Repayment of long-term debt	(303.5)	—	(1.2)	—	(304.7)
Net borrowings (repayments) under revolving credit facilities	47.3	—	7.4	—	54.7
Intercompany financing	(1.3)	(46.0)	24.9	22.4	—
Dividends paid	(29.8)	—	—	—	(29.8)
Other financing activities	6.2	—	—	—	6.2
Net cash provided (used) by financing activities	(281.1)	(46.0)	31.1	22.4	(273.6)

Effect of exchange rate changes on cash	—	0.1	(3.7)	—	(3.6)
Increase (decrease) in cash and cash equivalents	(0.4)	(6.6)	20.0	—	13.0
Cash and cash equivalents at beginning of year	27.1	9.5	38.6	—	75.2
Cash and cash equivalents at end of year	$26.7	$2.9	$58.6	$—	$88.2

23.  Unaudited Quarterly Results (in millions, except per share amounts)

	Fiscal Year Ended September 30, 2010				Fiscal Year Ended September 30, 2009
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter(a)	3rd Quarter	2nd Quarter (b)	1st Quarter
Net sales	$2,105.1	$2,439.0	$2,864.2	$2,434.1	$1,472.1	$1,215.0	$1,237.3	$1,328.7
Gross income	381.4	481.6	627.8	479.2	240.8	175.9	137.0	149.6
Operating income (loss)	233.6	340.5	494.3	325.7	118.2	39.3	(1,162.6)	25.6

Amounts attributable to Oshkosh Corporation common shareholders
Income (loss) from continuing operations	$116.6	$211.2	$292.6	$172.5	$45.7	$(21.2)	$(1,179.7)	$(11.7)
Income (loss) from discontinued operations	—	—	—	(2.9)	94.6	(5.4)	(12.2)	(8.9)
Net income (loss)	$116.6	$211.2	$292.6	$169.6	$140.3	$(26.6)	$(1,191.9)	$(20.6)

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-basic
From continuing operations	$1.29	$2.34	$3.27	$1.93	$0.55	$(0.28)	$(15.86)	$(0.16)
From discontinued operations	—	—	—	(0.03)	1.15	(0.08)	(0.16)	(0.12)
	$1.29	$2.34	$3.27	$1.90	$1.70	$(0.36)	$(16.02)	$(0.28)

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-diluted
From continuing operations	$1.28	$2.31	$3.22	$1.90	$0.55	$(0.28)	$(15.86)	$(0.16)
From discontinued operations	—	—	—	(0.03)	1.13	(0.08)	(0.16)	(0.12)
	$1.28	$2.31	$3.22	$1.87	$1.68	$(0.36)	$(16.02)	$(0.28)

Common Stock per share dividends	$—	$—	$—	$—	$—	$—	$0.10	$0.10

(a)          Included within discontinued operations for the fourth quarter of fiscal 2009 was a pre-tax, noncash gain of $33.8 million on the sale of Geesink.  See Note 3 of the Notes to Consolidated Financial Statements for additional details.

(b)         Results for the second quarter of fiscal 2009 include goodwill impairment charges of $1,167.8 million and long-lived asset impairment charges of $30.0 million of which $8.1 million of goodwill and $1.5 million of long-lived asset impairment charges are included within discontinued operations.  See Note 8 of the Notes to Consolidated Financial Statements for a discussion of the charges.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2010.  Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of September 30, 2010, the Company’s internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm.  The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

The Company has no information to report pursuant to Item 9B.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be included under the captions “Governance of the Company — The Board of Directors,” “Governance of the Company — Committees of the Board of Directors — Audit Committee” and “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 1, 2011, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.   Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this report.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information to be included under the captions “Report of the Human Resources Committee,” “Executive Compensation” and “Director Compensation” contained in the Company’s definitive proxy statement for the annual meeting of shareholders on February 1, 2011, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be included under the caption “Stock Ownership — Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 1, 2011, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of September 30, 2010.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants, rights and performance share awards (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	5,659,570	$30.32	1,602,070
Equity compensation plans not approved by security holders	—	n/a	—

Total	5,659,570	$30.32	1,602,070

(1)   Represents options to purchase the Company’s Common Stock granted under the Company’s 1990 Incentive Stock Plan, as amended, 2004 Incentive Stock and Awards Plan, and 2009 Incentive Stock and Awards Plan, all of which were approved by the Company’s shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information to be included under the caption “Governance of the Company — The Board of Directors” and “Governance of the Company — Policies and Procedures Regarding Related Person Transactions” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 1, 2011, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be included under the caption “Report of the Audit Committee” in the Company’s definitive proxy statement for the annual meeting of shareholders on February 1, 2011, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)   1.     Financial Statements:  The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm included in the Annual Report to Shareholders for the fiscal year ended September 30, 2010, are contained in Item 8:

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended September 30, 2010, 2009 and 2008

Consolidated Balance Sheets at September 30, 2010 and 2009

Consolidated Statements of Equity for the years ended September 30, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

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

OSHKOSH CORPORATION

November 18, 2010	By	/S/ Robert G. Bohn
Robert G. Bohn, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

November 18, 2010	By	/S/ Robert G. Bohn
Robert G. Bohn, Chairman and Chief Executive Officer
(Principal Executive Officer)

November 18, 2010	By	/S/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 18, 2010	By	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller
(Principal Accounting Officer)

November 18, 2010	By	/S/ J. William Andersen
J. William Andersen, Director

November 18, 2010	By	/S/ Richard M. Donnelly
Richard M. Donnelly, Director

November 18, 2010	By	/S/ Frederick M. Franks, Jr.
Frederick M. Franks, Jr., Director

November 18, 2010	By	/S/ Michael W. Grebe
Michael W. Grebe, Director

November 18, 2010	By:
John J. Hamre, Director

November 18, 2010	By	/S/ Kathleen J. Hempel
Kathleen J. Hempel, Director

November 18, 2010	By	/S/ Leslie F. Kenne
Leslie F. Kenne, Director

November 18, 2010	By	/S/ Harvey N. Medvin
Harvey N. Medvin, Director

November 18, 2010	By	/S/ J. Peter Mosling, Jr.
J. Peter Mosling, Jr., Director

November 18, 2010	By	/S/ Craig P. Omtvedt
Craig P. Omtvedt, Director

November 18, 2010	By	/S/ Richard G. Sim
Richard G. Sim, Director

November 18, 2010	By	/S/ Charles L. Szews
Charles L. Szews, Director, President and Chief Operating Officer

SCHEDULE II

OSHKOSH CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

Years Ended September 30, 2010, 2009 and 2008

(In millions)

Fiscal Year	Balance at Beginning of Year	Acquisitions of Businesses	Additions Charged to Expense	Reductions*	Balance at End of Year

2008	$31.0	$(4.0)	$2.3	$(4.5)	$24.8

2009	$24.8	$—	$25.7	$(8.5)	$42.0

2010	$42.0	$—	$16.6	$(16.6)	$42.0

*      Represents amounts written off to the reserve, net of recoveries and foreign currency translation adjustments.  Fiscal 2009 also includes a $3.2 million reduction related to the disposition of Geesink.  Fiscal 2010 also includes a $1.9 million reduction related to the disposition of BAI.

OSHKOSH CORPORATION

EXHIBIT INDEX

2010 ANNUAL REPORT ON FORM 10-K

3.1           Amended and Restated Articles of Incorporation of Oshkosh Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).

3.2           By-Laws of Oshkosh Corporation, as amended and restated effective September 20, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 23, 2010 (File No. 1-31371)).

4.1           Credit Agreement, dated September 27, 2010, among Oshkosh Corporation, various subsidiaries of Oshkosh Corporation party thereto as borrowers and various lenders and agents party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated September 29, 2010 (File No. 1-31371)).

4.2           Indenture, dated March 3, 2010, among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 3, 2010 (File No. 1-31371)).

4.3           First Supplemental Indenture, dated September 27, 2010, among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

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

10.6         Retirement Agreement, dated September 21, 2010, between Oshkosh Corporation and Robert G. Bohn.*

10.7         Oshkosh Corporation Executive Retirement Plan, amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.8         Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Robert G. Bohn and Charles L. Szews (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 1-31371)).*

10.9         Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Bryan J. Blankfield, Joseph H. Kimmitt, David M. Sagehorn and Donald H. Verhoff (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.10      Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Thomas D. Fenner, Gregory L. Fredericksen, Wilson R. Jones and Michael K. Rohrkaste (each of the persons indentified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.11      Oshkosh Corporation 2004 Incentive Stock and Awards Plan, as amended through September 15, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.12       Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards prior to September 19, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-114939)).*

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

10.18       Summary of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 1-31371)).*

10.19       Confidentiality and Loyalty Agreement, dated March 20, 2007, between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 20, 2007 (File No. 1-31371)).*

10.20       First Amended and Restated Employment Agreement, effective as of January 1, 2008, between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 1-31371)).*

10.21       Amendment, effective February 1, 2009, to Amended and Restated Employment Agreement between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-31371)).*

10.22       Resolutions of the Human Resources Committee of the Board of Directors of Oshkosh Corporation, adopted September 17, 2007, approving terms of performance share awards under the Oshkosh Corporation 2004 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-31371)).*

10.23       Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.24      Oshkosh Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.25      Oshkosh Corporation 2009 Incentive Stock and Awards Plan (incorporated by reference to Attachment A to the Company’s definitive proxy statement on Schedule 14A for the Oshkosh Corporation Annual Meeting of Shareholders held on February 3, 2009).*

10.26       Framework for Awards of Performance Shares under the Oshkosh Corporation 2009 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.27       Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.28       Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.29       Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Award (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 1-31371)).*

10.30       Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 1-31371)).*

11            Computation of per share earnings (contained in Note 17 of “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

21            Subsidiaries of Registrant.

23            Consent of Deloitte & Touche LLP.

31.1         Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 18, 2010.

31.2         Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 18, 2010.

32.1         Written Statement of the Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 18, 2010.

32.2         Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 18, 2010.

101          The following materials from Oshkosh Corporation’s Annual Report on Form 10-K for the year ended September 30, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*Denotes a management contract or compensatory plan or arrangement.