Form 10-Q
period 2010-12-31
OSHKOSH CORP
filed 2011-01-28
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding
12 months.  ☒ Yes ☐ No

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

As of January 24, 2011, 90,743,941 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

FOR THE QUARTER ENDED DECEMBER 31, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

OSHKOSH CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts; unaudited)

	Three Months Ended
	December 31,
	2010	2009

Net sales	$1,700.8	$2,434.1
Cost of sales	1,391.8	1,954.9
Gross income	309.0	479.2

Operating expenses:
Selling, general and administrative	125.0	114.8
Amortization of purchased intangibles	15.3	15.4
Intangible assets impairment charges	—	23.3
Total operating expenses	140.3	153.5
Operating income	168.7	325.7

Other income (expense):
Interest expense	(26.5)	(50.8)
Interest income	0.7	0.9
Miscellaneous, net	(0.3)	0.2
	(26.1)	(49.7)
Income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	142.6	276.0
Provision for income taxes	44.0	103.2
Income from continuing operations before equity in earnings (losses) of unconsolidated affiliates	98.6	172.8

Equity in earnings (losses) of unconsolidated affiliates	0.4	(0.3)
Income from continuing operations, net of tax	99.0	172.5
Loss on discontinued operations, net of tax	—	(2.9)
Net income	99.0	169.6
Net loss attributable to the noncontrolling interest	0.6	—
Net income attributable to Oshkosh Corporation	$99.6	$169.6

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-basic:
Continuing operations	$1.10	$1.93
Discontinued operations	—	(0.03)
	$1.10	$1.90
Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-diluted:
Continuing operations	$1.09	$1.90
Discontinued operations	—	(0.03)
	$1.09	$1.87

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts; unaudited)

	December 31,	September 30,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$398.8	$339.0
Receivables, net	700.6	889.5
Inventories, net	787.6	848.6
Deferred income taxes	75.7	86.7
Other current assets	56.7	52.1
Total current assets	2,019.4	2,215.9
Investment in unconsolidated affiliates	31.7	30.4
Property, plant and equipment, net	391.4	403.6
Goodwill	1,047.1	1,049.6
Purchased intangible assets, net	881.2	896.3
Other long-term assets	89.4	112.8
Total assets	$4,460.2	$4,708.6

Liabilities and Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$116.9	$215.9
Accounts payable	507.7	717.7
Customer advances	329.9	373.2
Payroll-related obligations	73.9	127.5
Income taxes payable	14.6	1.3
Accrued warranty	79.8	90.5
Deferred revenue	80.9	76.9
Other current liabilities	266.3	209.0
Total current liabilities	1,470.0	1,812.0
Long-term debt, less current maturities	1,070.1	1,086.4
Deferred income taxes	188.2	189.6
Other long-term liabilities	299.5	293.8
Commitments and contingencies
Equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 90,742,290 and 90,662,377 shares issued, respectively)	0.9	0.9
Additional paid-in capital	665.4	659.7
Retained earnings	858.8	759.2
Accumulated other comprehensive loss	(92.3)	(93.2)
Total Oshkosh Corporation shareholders’ equity	1,432.8	1,326.6
Noncontrolling interest	(0.4)	0.2
Total equity	1,432.4	1,326.8
Total liabilities and equity	$4,460.2	$4,708.6

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Statements of Equity

(In millions; unaudited)

	Oshkosh Corporation’s Shareholders
			Retained	Accumulated	Common
		Additional	Earnings	Other	Stock in	Non-
	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Controlling	Comprehensive
	Stock	Capital	Deficit)	Income (Loss)	at Cost	Interest	Income (Loss)

Balance at September 30, 2009	$0.9	$619.5	$(30.8)	$(74.7)	$(0.8)	$2.2
Sale of discontinued operations	—	—	—	—	—	(2.2)
Comprehensive income (loss):
Net income	—	—	169.6	—	—	—	$169.6
Change in fair value of derivative instruments, net of tax of $5.2	—	—	—	6.5	—	—	6.5
Employee pension and postretirement benefits, net of tax of $0.5	—	—	—	0.9	—	—	0.9
Currency translation adjustments	—	—	—	(9.0)	—	—	(9.0)
Total comprehensive income							$168.0
Exercise of stock options	—	0.1	—	—	0.8	—
Stock-based compensation and award of nonvested shares	—	3.2	—	—	—	—
Other	—	0.2	—	—	—	—
Balance at December 31, 2009	$0.9	$623.0	$138.8	$(76.3)	$—	$—

Balance at September 30, 2010	$0.9	$659.7	$759.2	$(93.2)	$—	$0.2
Comprehensive income (loss):
Net income	—	—	99.6	—	—	(0.6)	$99.0
Change in fair value of derivative instruments, net of tax of $2.1	—	—	—	3.6	—	—	3.6
Employee pension and postretirement benefits, net of tax of $0.8	—	—	—	1.5	—	—	1.5
Currency translation adjustments	—	—	—	(4.2)	—	—	(4.2)
Total comprehensive income							$99.9
Exercise of stock options	—	0.9	—	—	—	—
Stock-based compensation and award of nonvested shares	—	4.2	—	—	—	—
Tax benefit related to stock-based compensation	—	0.5	—	—	—	—
Other	—	0.1	—	—	—	—
Balance at December 31, 2010	$0.9	$665.4	$858.8	$(92.3)	$—	$(0.4)

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions; unaudited)

	Three Months Ended
	December 31,
	2010	2009
Operating activities:
Net income	$99.0	$169.6
Non-cash asset impairment charges	—	23.3
Loss on sale of discontinued operations, net of tax	—	2.9
Depreciation and amortization	35.0	37.4
Deferred income taxes	6.7	(18.3)
Other non-cash adjustments	5.4	4.7
Changes in operating assets and liabilities	47.3	286.4
Net cash provided by operating activities	193.4	506.0

Investing activities:
Additions to property, plant and equipment	(16.8)	(11.9)
Additions to equipment held for rental	(2.8)	(1.0)
Proceeds from sale of property, plant and equipment	—	0.4
Proceeds from sale of equipment held for rental	2.6	3.4
Other investing activities	(2.1)	(0.1)
Net cash used by investing activities	(19.1)	(9.2)

Financing activities:
Repayment of long-term debt	(65.1)	(167.9)
Repayments under revolving credit facility, net	(50.0)	—
Proceeds from exercise of stock options	0.9	0.9
Other financing activities	0.2	—
Net cash used by financing activities	(114.0)	(167.0)

Effect of exchange rate changes on cash	(0.5)	(2.1)
Increase in cash and cash equivalents	59.8	327.7
Cash and cash equivalents at beginning of period	339.0	530.4
Cash and cash equivalents at end of period	$398.8	$858.1

Supplemental disclosures:
Cash paid for interest	$14.6	$64.8
Cash paid for income taxes	15.0	129.7

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in Oshkosh Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2010.  The interim results are not necessarily indicative of results for the full year.

During fiscal 2010, in conjunction with the appointment of a new segment president, the Company transferred operational responsibility of its subsidiary, JerrDan Corporation (“JerrDan”), from the fire & emergency segment to the access equipment segment.  As a result, JerrDan has been included within the access equipment segment for financial reporting purposes.  Historical information has been reclassified to include JerrDan in the access equipment segment for all periods presented.

2.     New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new standard to address the elimination of the concept of a qualifying special purpose entity.  The new variable interest standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity.  Additionally, the new variable interest standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity.  The Company adopted the new variable interest standard as of October 1, 2010.  The adoption of the new variable interest standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In July 2010, the FASB amended Accounting Standards Codification (“ASC”) Topic 310, Receivables, to require more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowances for credit losses.  The new disclosures require additional information for nonaccrual and past due accounts, the allowance for credit losses, impaired loans, credit quality and account modifications.  The Company adopted the new disclosure requirements as of October 1, 2010.  See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information.

3.     Receivables

Receivables consisted of the following (in millions):

	December 31,	September 30,
	2010	2010
U.S. government
Amounts billed	$285.1	$380.1
Cost and profits not billed	64.1	75.2
	349.2	455.3
Other trade receivables	311.8	401.8
Finance receivables	31.1	65.6
Notes receivable	53.7	52.1
Other receivables	33.9	19.5
	779.7	994.3
Less allowance for doubtful accounts	(38.2)	(42.0)
	$741.5	$952.3

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded provisions for credit losses of $1.7 million and $5.5 million for the three months ended December 31, 2010 and 2009, respectively.

Costs and profits not billed primarily result from undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot fully invoice the customer until the change order or contracts are definitized even though the products have been delivered.  The definitization process commences upon receipt of a change order or the award of a sole source contract, whereby the U.S. government customer undertakes a detailed review of the Company’s costs related to the contract, with the change order or contract price subject to negotiation.  The Company recognizes revenue on undefinitized contracts only when it can reliably estimate the final contract price and collectability is reasonably assured.  The Company’s experience has been that historically negotiated price differentials have been immaterial, and accordingly, it does not anticipate any significant adjustments to revenue.

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	December 31,	September 30,
	2010	2010

Current receivables	$700.6	$889.5
Long-term receivables	40.9	62.8
	$741.5	$952.3

Finance Receivables: Finance receivables represent sales-type leases resulting from the sale of the Company’s products and the purchase of finance receivables from funders pursuant to defaults under program agreements with finance companies.  Finance receivables originated by the Company generally include a residual value component.  Residual values are determined based on the expectation that the underlying equipment will have a minimum fair market value at the end of the lease term.  This residual value accrues to the Company at the end of the lease.  The Company uses its experience and knowledge as an original equipment manufacturer and participant in end markets for the related products along with third-party studies to estimate residual values.  The Company monitors these values for impairment on a periodic basis and reflects any resulting reductions in value in current earnings.  Finance receivables consisted of the following (in millions):

	December 31,	September 30,
	2010	2010

Finance receivables	$33.8	$74.7
Estimated residual value	2.1	2.1
Less unearned income	(4.8)	(11.2)
Net finance receivables	31.1	65.6
Less allowance for doubtful accounts	(14.8)	(20.9)
	$16.3	$44.7

The contractual maturities of the Company’s finance receivables at December 31, 2010 were as follows: 2011 (remaining nine months) - $18.4 million; 2012 - $6.8 million; 2013 - $4.3 million; 2014 - $3.2 million; 2015 - $0.6 million; 2016 - $0.2 million; and thereafter - $0.3 million.  Historically, finance receivables have been paid off prior to their contractual due dates, although that may change in the current economic environment.  As a result, contractual maturities are not to be regarded as a forecast of future cash flows.

Delinquency is the primary indicator of credit quality for finance receivables.  The Company maintains a general allowance for finance receivables considered doubtful of future collection based upon historical experience.  Additional allowances are established based upon the Company’s perception of the quality of the finance receivables, including the length of time the receivables are past due, past experience of collectability and underlying economic conditions.  In circumstances where the Company believes collectability is no longer reasonably assured, a specific allowance is recorded to reduce the net recognized receivable to the amount reasonably expected to be collected.  Under the terms of these

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

agreements, the Company generally has the ability to take possession of the underlying collateral.  The Company many incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.  As of December 31, 2010, approximately 54% of the finance receivables were due from two parties.

Notes Receivable:  Notes receivable include refinancing of trade accounts and finance receivables.  As of December 31, 2010, approximately 74% of the notes receivable balance outstanding were due from two parties.  The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured.  Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor.  The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

Quality of Finance and Notes Receivable:  The Company does not accrue interest income on finance receivables in circumstances where the Company believes collectability is no longer reasonably assured.  Any cash payments received on nonaccrual finance receivables are applied first to principal balances.  The Company does not resume accrual of interest income until the customer has shown that it is capable of meeting its financial obligations by making timely payments over a sustained period of time.  The Company determines past due or delinquency status based upon the due date of the receivable.  Finance and notes receivable aging and accrual status consisted of the following:

	Finance Receivables		Notes Receivable
	December 31,	September 30,	December 31,	September 30,
	2010	2010	2010	2010

Aging of receivables that are past due
Greater than 30 days and less than 60 days	$3.0	$3.3	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	22.0	20.7	2.5	2.6

Receivables on nonaccrual status	25.7	57.7	2.5	2.6
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	5.4	3.9	3.8	21.5
Allowance for doubtful accounts	—	(0.1)	(0.4)	(0.4)
Receivables subject to specific reserves	25.7	61.7	49.9	30.6
Allowance for doubtful accounts	(14.8)	(20.8)	(12.3)	(9.0)

4.     Inventories

Inventories consisted of the following (in millions):

		December 31,	September 30,
		2010	2010

Raw materials		$589.4	$658.6
Partially finished products		418.0	332.2
Finished products		191.0	227.3
Inventories at FIFO cost		1,198.4	1,218.1
Less:	Progress/performance-based payments on U.S. government contracts	(348.4)	(308.7)
	Excess of FIFO cost over LIFO cost	(62.4)	(60.8)
		$787.6	$848.6

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

Inventory includes costs which are amortized to expense as sales are recognized under certain contracts.  At December 31, 2010 and September 30, 2010, unamortized costs related to long-term contracts of $0.6 million and $4.1 million, respectively, were included in inventory.

5.     Investment in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	Percent-	December 31,	September 30,
	owned	2010	2010

OMFSP (U.S.)	50%	$13.2	$12.9
RiRent (The Netherlands)	50%	10.9	11.1
Other		7.6	6.4
		$31.7	$30.4

The investment generally represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest.  Earnings or losses are reflected in “Equity in earnings (losses) of unconsolidated affiliates” in the Condensed Consolidated Statements of Income.

The Company and an unaffiliated third-party are partners in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), a general partnership, formed for the purpose of offering lease financing to certain customers of the Company.  OMFSP engages in vendor lease business providing financing to certain customers of the Company.  The Company sells vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers.  The Company’s sales to OMFSP were $0.2 million and $0.6 million for the three months ended December 31, 2010 and 2009, respectively.  Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees.  Each partner funds one-half of the approximate 4.0% to 8.0% equity portion of the cost of new equipment purchases.  Customers typically provide a 2.0% to 6.0% down payment.  Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement.  Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse solely to, OMFSP.  All such OMFSP indebtedness is non-recourse to the Company and its partner.  Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP.  For these and other reasons, the Company has determined that OMFSP is a voting interest entity.  Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

The Company and an unaffiliated third-party are joint venture partners in RiRent Europe, B.V. (“RiRent”).  RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe.  The re-rental fleet provides rental companies with equipment to support requirements on short notice.  RiRent does not provide services directly to end users.  The Company’s sales to RiRent were $1.0 million and $1.3 million for the three months ended December 31, 2010 and 2009, respectively.  The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years.  Indebtedness of RiRent is secured by the underlying leases and assets of RiRent.  All such RiRent indebtedness is non-recourse to the Company and its partner.  Under RiRent’s €15.0 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio of at least 30.0% (47.5% as of December 31, 2010).

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.     Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31,	September 30,
	2010	2010

Land and land improvements	$46.4	$46.7
Buildings	234.4	237.2
Machinery and equipment	488.9	490.2
Equipment on operating lease to others	44.1	46.0
Construction in progress	—	0.9
	813.8	821.0
Less accumulated depreciation	(422.4)	(417.4)
	$391.4	$403.6

Depreciation expense was $18.3 million and $18.4 million for the three months ended December 31, 2010 and 2009, respectively.  Equipment on operating lease to others represents the cost of equipment sold to customers for whom the Company has guaranteed the residual value and equipment on short-term leases.  These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years.  Cost less accumulated depreciation for equipment on operating lease at December 31, 2010 and September 30, 2010 was $22.8 million and $25.2 million, respectively.

7.     Goodwill and Purchased Intangible Assets

In accordance with the provisions of FASB ASC Topic 350-20, Goodwill, the Company reviews goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment.

The following table presents the changes in goodwill during the three months ended December 31, 2010 (in millions):

	Access	Fire &
	Equipment	Emergency	Commercial	Total
Balance at September 30, 2010:
Goodwill	$1,848.1	$182.1	$197.3	$2,227.5
Accumulated impairment losses	(932.1)	(69.9)	(175.9)	(1,177.9)
	916.0	112.2	21.4	1,049.6
Fiscal 2011 Activity:
Translation	(2.5)	(0.1)	0.1	(2.5)
Balance at December 31, 2010	$913.5	$112.1	$21.5	$1,047.1

Balance at December 31, 2010:
Goodwill	$1,845.6	$182.0	$197.4	$2,225.0
Accumulated impairment losses	(932.1)	(69.9)	(175.9)	(1,177.9)
	$913.5	$112.1	$21.5	$1,047.1

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Details of the Company’s total purchased intangible assets were as follows (in millions):

	December 31, 2010
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(19.7)	$35.7
Non-compete	10.5	56.3	(51.2)	5.1
Technology-related	11.8	103.9	(46.7)	57.2
Customer relationships	12.7	576.8	(195.1)	381.7
Other	16.6	15.8	(11.6)	4.2
	14.3	808.2	(324.3)	483.9
Non-amortizable tradenames		397.3	—	397.3
Total		$1,205.5	$(324.3)	$881.2

	September 30, 2010
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(19.3)	$36.1
Non-compete	10.5	56.3	(50.6)	5.7
Technology-related	11.8	104.0	(44.6)	59.4
Customer relationships	12.7	577.2	(183.8)	393.4
Other	16.6	15.7	(11.3)	4.4
	14.3	808.6	(309.6)	499.0
Non-amortizable tradenames		397.3	—	397.3
Total		$1,205.9	$(309.6)	$896.3

Amortization expense was $15.3 million and $15.4 million for the three months ended December 31, 2010 and 2009, respectively.  The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2011 and the five fiscal years succeeding September 30, 2011 are as follows: 2011 (remaining nine months) - $45.0 million; 2012 - $58.7 million; 2013 - $56.2 million; 2014 - $54.8 million; 2015 - $54.0 million and 2016 - $53.5 million.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.     Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	December 31,	September 30,
	2010	2010

Senior Secured Term Loan	$585.0	$650.0
8 1/4% Senior notes due March 2017	250.0	250.0
8 1/2% Senior notes due March 2020	250.0	250.0
Other long-term facilities	2.0	2.1
	1,087.0	1,152.1
Less current portion	(16.9)	(65.7)
	$1,070.1	$1,086.4

Revolving line of credit	$100.0	$150.0
Current portion of long-term debt	16.9	65.7
Other short-term facilities	—	0.2
	$116.9	$215.9

On September 27, 2010, the Company replaced its existing credit agreement with a new senior secured credit agreement with various lenders (the “Credit Agreement”).  The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $550 million and (ii) a $650 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million commencing December 31, 2010 with a balloon payment of $341.25 million due at maturity in October 2015.  During the first quarter of fiscal 2011, the Company prepaid the principal installments which were originally due March 31, 2011 through September 30, 2011.  At December 31, 2010, borrowings of $100.0 million and outstanding letters of credit of $37.1 million reduced available capacity under the Revolving Credit Facility to $412.9 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied.  At December 31, 2010, the interest spread on the Revolving Credit Facility and Term Loan was 300 basis points.  The weighted-average interest rate on borrowings outstanding at December 31, 2010, prior to consideration of the interest rate swap, was 3.27% for the Revolving Credit Facility and 3.31% for the Term Loan.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement in 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt.  The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement (8.105% at December 31, 2010).  The notional amount of the swap at December 31, 2010 was $250.0 million.

A portion of the swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments. The effective portion of the change in fair value of the derivative has been recorded in “Accumulated other comprehensive income (loss),” with any ineffective portion recorded as an adjustment to miscellaneous expense.  At December 31, 2010, a loss of $11.0 million ($7.0 million net of tax) was recorded in “Accumulated other comprehensive income (loss).”  The differential paid or received on the designated portion of the interest rate swap will be recognized as an adjustment to interest expense when the hedged, forecasted interest is recorded.  Net gains or losses related to hedge ineffectiveness on the interest rate swap were insignificant for all periods presented.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 5.105% and the counterparty will pay the Company interest on the notional amount at a variable rate equal to 3-month LIBOR.  The 3-month LIBOR rate applicable to this agreement was 0.30% at December 31, 2010.  The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company.  The amounts exchanged are normally based on the notional amounts and other terms of the swaps.  The variable rates are subject to change over time as 3-month LIBOR fluctuates.  Neither the Company nor the counterparty is required to collateralize its obligations under these swaps.  The Company is exposed to loss if the counterparty defaults.  However, the counterparty is a large Aa1 rated global financial institution as of the date of this filing, and the Company believes that the risk of default is remote.

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

•                  Interest Coverage Ratio: A minimum interest coverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated EBITDA to the Company’s consolidated cash interest expense) as of the last day of any fiscal quarter of 2.50 to 1.0.

•                  Senior Secured Leverage Ratio: A maximum senior secured leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated secured indebtedness to the Company’s consolidated EBITDA) of the following:

Fiscal Quarter Ending
December 31, 2010 through September 30, 2011	3.25 to 1.0
December 31, 2011 through September 30, 2012	3.00 to 1.0
Thereafter	2.75 to 1.0

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2010 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt.  At December 31, 2010, the fair value of the Senior Notes was estimated to be $543.5 million and the fair value of the Term Loan approximated book value.

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

Changes in the Company’s warranty liability were as follows (in millions):

	Three Months Ended
	December 31,
	2010	2009

Balance at beginning of period	$90.5	$72.8
Warranty provisions	8.0	19.5
Settlements made	(13.2)	(12.8)
Changes in liability for pre-existing warranties, net	(5.4)	(2.6)
Disposition of business	—	(1.6)
Foreign currency translation adjustment	(0.1)	(0.3)
Balance at end of period	$79.8	$75.0

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience.  Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  At times, warranty issues arise that are beyond the scope of the Company’s historical experience.  For example, accelerated programs to design, test, manufacture and deploy products such as the MRAP All Terrain Vehicle (“M-ATV”) in war-time conditions carry with them an increased level of inherent risk of product or component failure.  It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters in excess of amounts accrued; however, any such amounts, while not determinable, would not be expected to have a material adverse effect on the Company’s financial condition, result of operations or cash flows.

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

In the access equipment segment, the Company is party to multiple agreements whereby it guarantees an aggregate of $224.9 million in indebtedness of others, including $209.7 million under loss pool agreements.  The Company estimated that its maximum loss exposure under these contracts was $74.4 million at December 31, 2010.  Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability, among other things, to take possession of the underlying collateral.  The Company recorded a credit of $6.4 million and a provision for losses on customer guarantees of $0.1 million for the three months ended December 31, 2010 and 2009, respectively.  In the first quarter of fiscal 2011, the Company reached a settlement with a customer that resulted in the repayment of $28.3 million of loans supported by Company guarantees for which the Company had established credit loss reserves.  Upon release of the guarantees, the Company reversed previously estimated reserves of $8.1 million.  At December 31, 2010 and September 30, 2010, the Company had recorded liabilities related to these agreements of $14.1 million and $22.8 million, respectively.  If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required.  While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations.  In the event that occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved.  Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions.  During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Euro, increased foreign currency payments are offset by gains in the value of the forward contracts.  Conversely, when the U.S. dollar strengthens against the Euro, reduced foreign currency payments are offset by losses in the value of the forward contracts.

At December 31, 2010, the Company had no forward foreign exchange contracts designated as hedges.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt.  A portion of the swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive income (loss) and are amortized to interest expense over the respective lives of the borrowings.  At December 31, 2010, $11.0 million of net unrealized losses remained deferred in “Accumulated other comprehensive income (loss).”  See Note 8 of the Notes to Condensed Consolidated Financial Statements for information regarding the interest rate swap.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities.  The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings.  The fair value of foreign currency related derivatives is included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.”  At December 31, 2010, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $91.9 million in notional amounts, including $53.0 million in contracts to sell Euro, $22.4 million in contracts to sell Australian dollars, $9.9 million in contracts to sell U.K. pounds sterling and buy Euro with the remaining contracts covering a variety of foreign currencies.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	December 31, 2010			September 30, 2010
	Other	Other	Other	Other	Other	Other
	Current	Current	Long-term	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Designated as hedging instruments:
Interest rate contracts	$—	$11.0	$—	$—	$15.6	$2.8

Not designated as hedging instruments:
Foreign exchange contracts	0.1	1.6	—	0.3	0.8	—
Total derivatives	$0.1	$12.6	$—	$0.3	$16.4	$2.8

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Income consisted of the following (in millions):

		Three Months Ended
	Classification of	December 31,
	Gains (Losses)	2010	2009
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$(7.5)	$(13.7)

Reclassified from other comprehensive income (effective portion):
Foreign exchange contracts	Cost of sales	(0.1)	(0.1)

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	(0.6)	1.3
Total		$(8.2)	$(12.5)

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.  Fair Value Measurements

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

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of December 31, 2010, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency exchange derivatives (a)	$—	$0.1	$—	$0.1

Liabilities:
Foreign currency exchange derivatives (a)	$—	$1.6	$—	$1.6
Interest rate swaps (b)	—	11.0	—	11.0
Total liabilities at fair value	$—	$12.6	$—	$12.6

(a)          Based on observable market transactions of forward currency prices.

(b)         Based on observable market transactions of forward LIBOR rates.

12.  Stock-Based Compensation

Under the Company’s 2009 Incentive Stock and Awards Plan (the “2009 Stock Plan”), officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights, performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units or other stock-based awards.  The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant.  Stock options granted under the 2009 Stock Plan become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant.  Stock options terminate not more than seven years from the date of grant.  Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company and generally vest upon retirement.  The maximum number of shares of stock reserved for all awards under the 2009 Stock Plan is 4,000,000.  At December 31, 2010, the Company had reserved 7,180,996 shares of Common Stock to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes compensation expense for stock option, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable.  Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three months ended December 31, 2010 and 2009, was $4.2 million ($2.7 million net of tax) and $3.2 million ($2.0 million net of tax), respectively.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.  Restructuring and Other Charges

As part of the Company’s actions to rationalize and optimize its global manufacturing footprint and in an effort to streamline operations, the Company announced in September 2010 that it was closing two JerrDan manufacturing facilities and relocating towing and recovery equipment production to other underutilized access equipment segment facilities.  The Company largely completed these actions in the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011.

In October 2010, the Company announced that its fire & emergency segment would be closing its Oshkosh Specialty Vehicles manufacturing facilities and integrating those operations into existing operations in Florida.  In the first quarter of fiscal 2011, the Company accrued severance payments of $0.7 million in connection with this consolidation.  The Company largely completed this action in the first quarter of fiscal 2011.

In January 2011, the Company initiated a plan to address continued weak market conditions in its access equipment segment in Europe.  Although the plan is subject to discussions with employees or their representatives in several countries, the Company intends to consolidate its facilities and implement other cost reduction initiatives that would result in reductions in its workforce in Europe.  In connection with this plan, the Company recorded statutorily or contractually required termination benefit costs of $11.3 million in the three month period ending December 31, 2010.  The Company expects to incur $2 million to $7 million of additional charges in connection with this plan in fiscal 2011.  Also in January 2011, the Company announced that its fire & emergency segment would be closing its Medtec Ambulance Corporation manufacturing facilities and integrating those operations into existing operations in Florida.  The Company expects to incur approximately $5 million of additional charges in connection with these facility consolidations and workforce reductions in fiscal 2011.

Pre-tax restructuring charges for the three months ended December 31, 2010 were as follows (in millions):

	Cost of	Selling, General
	Sales	and Administrative	Total
Access equipment	$8.8	$2.5	$11.3
Fire & emergency	—	0.7	0.7
	$8.8	$3.2	$12.0

Changes in the Company’s reserves, included within “Other current liabilities” in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	Employee
	Severance and
	Termination	Fixed Asset		Currency
	Benefits	Impairment	Other	Translation	Total

Original reserve	$0.4	$6.9	$3.2	$—	$10.5
Utilized - cash	(0.3)	—	—	—	(0.3)
Utilized - noncash	—	(6.9)	—	—	(6.9)
Balance at September 30, 2010	0.1	—	3.2	—	3.3
Fiscal 2011 provisions	12.0	—	—	—	12.0
Utilized - cash	(0.1)	—	(0.1)	—	(0.2)
Balance at December 31, 2010	$12.0	$—	$3.1	$—	$15.1

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.  Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Service cost	$3.9	$3.6	$0.2	$0.1
Interest cost	3.1	2.8	0.2	0.2
Expected return on plan assets	(3.6)	(3.0)	(0.3)	(0.2)
Amortization of prior service cost	0.4	0.3	—	—
Amortization of net actuarial loss	1.3	1.0	—	—
Net periodic benefit cost	$5.1	$4.7	$0.1	$0.1

The Company expects to contribute approximately $25.0 million to its pension plans in fiscal 2011 compared to $34.7 million in fiscal 2010.

Components of net periodic other post-employment benefit costs were as follows (in millions):

	Three Months Ended
	December 31,
	2010	2009

Service cost	$1.1	$1.0
Interest cost	0.8	0.7
Amortization of net actuarial loss	0.3	0.2
Net periodic benefit cost	$2.2	$1.9

The Company made contributions to fund benefit payments of $0.3 million and $0.3 million for the three months ended December 31, 2010 and 2009, respectively, under its other post-employment benefit plans.  The Company estimates additional contributions of approximately $1.0 million will be made under these other post-employment benefit plans prior to the end of fiscal 2011.

15.  Income Taxes

The Company’s effective income tax rate was 30.8% and 37.4% for the three months ended December 31, 2010 and 2009, respectively.  The effective income tax rate for the three months ended December 31, 2010 was favorably impacted by discrete tax benefits, including the impact of benefits associated with foreign tax credits related to a decision to repatriate earnings previously fully reinvested (390 basis points), reductions of tax reserves related to the expiration of the statute of limitations (90 basis points) and the December 2010 reinstatement of the U.S. research and development tax credit (150 basis points).  The effective income tax rate for the three months ended December 31, 2009 was unfavorably impacted by non-deductible intangible asset impairment charges (140 basis points).

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $53.9 million and $53.4 million as of December 31, 2010 and September 30, 2010, respectively.  Excluding interest and penalties, net unrecognized tax benefits of $43.9 million would affect the Company’s net income if recognized, $23.8 million of which would impact net income from continuing operations.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Company’s Condensed Consolidated Statements of Income.  During the three months ended December 31, 2010 and 2009, the Company recognized $0.2 million and $0.7 million in interest and penalties, respectively.  At December 31, 2010, the Company had accruals for the payment of interest and penalties of $12.4 million.  During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $6.2 million, either because the Company’s tax positions are sustained on audit, because the Company agrees to their disallowance or the statute of limitations expires.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns.  The Company is regularly audited by federal, state and foreign tax authorities.  The Company is currently under audit by the Internal Revenue Service for the taxable years ended September 30, 2008 and 2009.

16.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted weighted-average shares used in the denominator of the per share calculations:

	Three Months Ended
	December 31,
	2010	2009

Basic weighted-average shares outstanding	90,595,181	89,477,892
Effect of dilutive stock options and other equity-based compensation awards	844,170	1,335,306
Diluted weighted-average shares outstanding	91,439,351	90,813,198

Options to purchase 2,513,488 shares of Common Stock were outstanding during the three months ended December 31, 2010, but were not included in the computation of diluted earnings (loss) per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.  Options to purchase 1,414,989 shares of Common Stock were outstanding during the three months ended December 31, 2009, but were excluded from the computation of diluted earnings (loss) per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.

Income attributable to Oshkosh Corporation common shareholders was as follows (in millions):

	Three Months Ended
	December 31,
	2010	2009
Amounts attributable to Oshkosh Corporation common shareholders:
Continuing operations, net of tax	$99.6	$172.5
Discontinued operations, net of tax	—	(2.9)
Net income	$99.6	$169.6

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up these sites.  Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies.  PRPs also negotiate with each other regarding allocation of the cleanup costs.

The Company had reserves of $2.0 million and $1.9 million for losses related to environmental matters that were probable and estimable at December 31, 2010 and September 30, 2010, respectively.  The amount recorded for identified contingent liabilities is based on estimates.  Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available.  Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures.  Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

Personal Injury Actions and Other - Product and general liability claims arise against the Company from time to time in the ordinary course of business.  The Company is generally self-insured for future claims up to $3.0 million per claim.  Accordingly, a reserve is maintained for the estimated costs of such claims.  At December 31, 2010 and September 30, 2010, reserves for product and general liability claims were $42.8 million and $44.4 million, respectively, based on available information.  There is inherent uncertainty as to the eventual resolution of unsettled claims.  Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $200.3 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $37.1 million at December 31, 2010.

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

18.  Business Segment Information

The Company is organized into four reportable segments based on the internal organization used by management for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained.  During fiscal 2010, in conjunction with the appointment of a new segment president, the Company transferred operational responsibility of JerrDan from the fire & emergency segment to the access equipment segment.  As a result, JerrDan is currently included with the access equipment segment for financial reporting purposes.  Historical information has been reclassified to include JerrDan in the access equipment segment for all periods presented.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Summarized financial information concerning the Company’s product lines and reportable segments was as follows (in millions):

	Three Months Ended December 31, 2010			Three Months Ended December 31, 2009
	External	Inter-	Net	External	Inter-	Net
	Customers	segment	Sales	Customers	segment	Sales
Net sales:

Defense	$1,111.8	$1.9	$1,113.7	$1,857.5	$2.2	$1,859.7

Access equipment
Aerial work platforms	119.9	—	119.9	87.9	—	87.9
Telehandlers	85.3	—	85.3	38.8	—	38.8
Other (a)	85.4	36.7	122.1	96.2	530.8	627.0
Total access equipment	290.6	36.7	327.3	222.9	530.8	753.7

Fire & emergency	197.1	4.4	201.5	220.4	4.8	225.2

Commercial
Concrete placement	34.5	—	34.5	41.6	—	41.6
Refuse collection	50.2	—	50.2	80.7	—	80.7
Other	16.6	18.2	34.8	11.0	21.8	32.8
Total commercial	101.3	18.2	119.5	133.3	21.8	155.1
Intersegment eliminations	—	(61.2)	(61.2)	—	(559.6)	(559.6)
Consolidated	$1,700.8	$—	$1,700.8	$2,434.1	$—	$2,434.1

(a)          Access equipment intersegment sales involve assembly of M-ATV crew capsules and complete vehicles for the defense segment.  These sales are eliminated in consolidation.

	Three Months Ended
	December 31,
	2010	2009
Income (loss) from continuing operations:
Defense	$217.9	$339.7
Access equipment	(16.7)	13.3
Fire & emergency (a)	2.6	(2.0)
Commercial	(7.7)	3.1
Corporate	(31.2)	(24.4)
Intersegment eliminations	3.8	(4.0)
Operating income	168.7	325.7
Interest expense, net of interest income	(25.8)	(49.9)
Miscellaneous, net	(0.3)	0.2
Income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	$142.6	$276.0

(a)          Results for the first quarter of fiscal 2010 include non-cash goodwill and long-lived asset impairment charges of $23.3 million.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31,	September 30,
	2010	2010
Identifiable assets:
Defense - U.S. (a)	$700.8	$876.4
Access equipment:
U.S.	1,634.0	1,766.5
Europe (a)	765.1	794.0
Rest of world	193.7	186.7
Total access equipment	2,592.8	2,747.2
Fire & emergency:
U.S.	490.0	529.9
Europe	14.8	15.6
Total fire & emergency	504.8	545.5
Commercial:
U.S. (a)	309.6	316.4
Rest of world (a)	38.5	38.7
Total commercial	348.1	355.1
Corporate and other - U.S.
U.S.	311.4	183.1
Rest of world	2.3	1.3
Total corporate and other	313.7	184.4
Consolidated	$4,460.2	$4,708.6

(a)          Includes investments in unconsolidated affiliates.

Net sales by geographic region based on product shipment destination were as follows (in millions):

	Three Months Ended
	December 31,
	2010	2009
Net sales:
United States	$1,438.2	$2,210.5
Other North America	30.9	15.0
Europe, Africa and Middle East	146.3	154.6
Rest of world	85.4	54.0
Consolidated	$1,700.8	$2,434.1

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following condensed supplemental consolidating financial information reflects the summarized financial information of Oshkosh Corporation, the Guarantors on a combined basis and Oshkosh Corporation’s non-guarantor subsidiaries on a combined basis (in millions):

Condensed Consolidating Statements of Income

For the Three Months Ended December 31, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$1,159.7	$419.5	$195.2	$(73.6)	$1,700.8
Cost of sales	914.9	370.1	184.4	(77.6)	1,391.8
Gross income	244.8	49.4	10.8	4.0	309.0
Selling, general and administrative expenses	54.5	41.5	29.0	—	125.0
Amortization of purchased intangibles	—	10.1	5.2	—	15.3
Intangible assets impairment charges	—	—	—	—	—
Operating income (loss)	190.3	(2.2)	(23.4)	4.0	168.7
Interest expense	(54.8)	(22.6)	(1.2)	52.1	(26.5)
Interest income	0.8	6.6	45.4	(52.1)	0.7
Miscellaneous, net	2.3	(23.9)	21.3	—	(0.3)
Income (loss) from continuing operations before income taxes	138.6	(42.1)	42.1	4.0	142.6
Provision for (benefit from) income taxes	36.9	(10.5)	16.2	1.4	44.0
Income (loss) from continuing operations before equity in earnings of affiliates	101.7	(31.6)	25.9	2.6	98.6
Equity in earnings (losses) of consolidated subsidiaries	(2.1)	(0.5)	(31.4)	34.0	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	0.4	—	0.4
Income (loss) from continuing operations	99.6	(32.1)	(5.1)	36.6	99.0
Discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	99.6	(32.1)	(5.1)	36.6	99.0
Net loss attributable to the noncontrolling interest	—	—	0.6	—	0.6
Net income (loss) attributable to Oshkosh Corporation	$99.6	$(32.1)	$(4.5)	$36.6	$99.6

Condensed Consolidating Statements of Income

For the Three Months Ended December 31, 2009

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$1,902.9	$909.3	$188.3	$(566.4)	$2,434.1
Cost of sales	1,535.9	806.9	174.7	(562.6)	1,954.9
Gross income	367.0	102.4	13.6	(3.8)	479.2
Selling, general and administrative expenses	45.0	35.8	34.0	—	114.8
Amortization of purchased intangibles	—	10.1	5.3	—	15.4
Intangible assets impairment charges	—	—	23.3	—	23.3
Operating income (loss)	322.0	56.5	(49.0)	(3.8)	325.7
Interest expense	(72.3)	(42.8)	(1.3)	65.6	(50.8)
Interest income	1.0	5.3	60.2	(65.6)	0.9
Miscellaneous, net	1.1	(36.9)	36.0	—	0.2
Income (loss) from continuing operations before income taxes	251.8	(17.9)	45.9	(3.8)	276.0
Provision for (benefit from) income taxes	89.6	(1.8)	16.7	(1.3)	103.2
Income (loss) from continuing operations before equity in earnings of affiliates	162.2	(16.1)	29.2	(2.5)	172.8
Equity in earnings (losses) of consolidated subsidiaries	6.0	(3.4)	(25.9)	23.3	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	(0.3)	—	(0.3)
Income (loss) from continuing operations	168.2	(19.5)	3.0	20.8	172.5
Discontinued operations, net of tax	1.4	—	(4.3)	—	(2.9)
Net income (loss)	169.6	(19.5)	(1.3)	20.8	169.6
Net loss attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Oshkosh Corporation	$169.6	$(19.5)	$(1.3)	$20.8	$169.6

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of December 31, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$252.8	$3.6	$142.4	$—	$398.8
Receivables, net	382.6	236.1	117.3	(35.4)	700.6
Inventories, net	273.6	280.6	235.2	(1.8)	787.6
Other current assets	73.5	32.7	26.2	—	132.4
Total current assets	982.5	553.0	521.1	(37.2)	2,019.4
Investment in and advances to consolidated subsidiaries	2,464.7	(1,324.4)	2,718.6	(3,858.9)	—
Intangible assets, net	—	1,162.5	765.8	—	1,928.3
Other long-term assets	163.3	161.1	188.1	—	512.5
Total assets	$3,610.5	$552.2	$4,193.6	$(3,896.1)	$4,460.2

Liabilities and Equity
Current liabilities:
Accounts payable	$343.3	$113.9	$83.1	$(32.6)	$507.7
Customer advances	183.1	136.3	10.5	—	329.9
Other current liabilities	417.6	116.2	103.2	(4.6)	632.4
Total current liabilities	944.0	366.4	196.8	(37.2)	1,470.0
Long-term debt, less current maturities	1,070.0	0.1	—	—	1,070.1
Other long-term liabilities	164.1	176.9	146.7	—	487.7
Equity:
Shareholders’ equity	1,432.8	8.8	3,850.5	(3,859.3)	1,432.8
Noncontrolling interest	(0.4)	—	(0.4)	0.4	(0.4)
Total equity	1,432.4	8.8	3,850.1	(3,858.9)	1,432.4
Total liabilities and equity	$3,610.5	$552.2	$4,193.6	$(3,896.1)	$4,460.2

Condensed Consolidating Balance Sheet

As of September 30, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$202.2	$2.5	$134.3	$—	$339.0
Receivables, net	481.8	364.1	147.4	(103.8)	889.5
Inventories, net	348.4	257.2	244.8	(1.8)	848.6
Other current assets	78.8	31.0	29.0	—	138.8
Total current assets	1,111.2	654.8	555.5	(105.6)	2,215.9
Investment in and advances to consolidated subsidiaries	2,602.3	(1,367.1)	2,678.8	(3,914.0)	—
Intangible assets, net	—	1,170.9	775.0	—	1,945.9
Other long-term assets	168.0	163.1	215.7	—	546.8
Total assets	$3,881.5	$621.7	$4,225.0	$(4,019.6)	$4,708.6

Liabilities and Equity
Current liabilities:
Accounts payable	$588.6	$144.7	$85.3	$(100.9)	$717.7
Customer advances	251.5	106.7	15.0	—	373.2
Other current liabilities	468.3	141.7	115.8	(4.7)	721.1
Total current liabilities	1,308.4	393.1	216.1	(105.6)	1,812.0
Long-term debt, less current maturities	1,086.4	—	—	—	1,086.4
Other long-term liabilities	159.9	179.2	144.3	—	483.4
Equity:
Shareholders’ equity	1,326.8	49.4	3,864.4	(3,914.0)	1,326.6
Noncontrolling interest	—	—	0.2	—	0.2
Total equity	1,326.8	49.4	3,864.6	(3,914.0)	1,326.8
Total liabilities and equity	$3,881.5	$621.7	$4,225.0	$(4,019.6)	$4,708.6

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended December 31, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$41.9	$78.9	$72.6	$—	$193.4

Investing activities:
Additions to property, plant and equipment	(9.9)	(5.7)	(1.2)	—	(16.8)
Additions to equipment held for rental	—	—	(2.8)	—	(2.8)
Intercompany investing	133.3	(65.8)	(60.5)	(7.0)	—
Other investing activities	(0.4)	—	0.9	—	0.5
Net cash provided (used) by investing activities	123.0	(71.5)	(63.6)	(7.0)	(19.1)

Financing activities:
Repayment of long-term debt	(65.1)	—	—	—	(65.1)
Net repayments under revolving credit facility	(50.0)	—	—	—	(50.0)
Intercompany financing	(0.3)	(6.5)	(0.2)	7.0	—
Other financing activities	1.1	—	—	—	1.1
Net cash used by financing activities	(114.3)	(6.5)	(0.2)	7.0	(114.0)

Effect of exchange rate changes on cash	—	0.2	(0.7)	—	(0.5)
Increase (decrease) in cash and cash equivalents	50.6	1.1	8.1	—	59.8
Cash and cash equivalents at beginning of period	202.2	2.5	134.3	—	339.0
Cash and cash equivalents at end of period	$252.8	$3.6	$142.4	$—	$398.8

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended December 31, 2009

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$496.3	$(92.7)	$102.4	$—	$506.0

Investing activities:
Additions to property, plant and equipment	(6.0)	(2.4)	(3.5)	—	(11.9)
Additions to equipment held for rental	—	—	(1.0)	—	(1.0)
Intercompany investing	7.3	98.3	(98.8)	(6.8)	—
Other investing activities	—	—	3.7	—	3.7
Net cash provided (used) by investing activities	1.3	95.9	(99.6)	(6.8)	(9.2)

Financing activities:
Repayment of long-term debt	(167.7)	(0.1)	(0.1)	—	(167.9)
Net repayments under revolving credit facilities	—	—	—	—	—
Intercompany financing	(0.3)	(6.5)	—	6.8	—
Other financing activities	0.9	—	—	—	0.9
Net cash used by financing activities	(167.1)	(6.6)	(0.1)	6.8	(167.0)

Effect of exchange rate changes on cash	—	0.1	(2.2)	—	(2.1)
Increase (decrease) in cash and cash equivalents	330.5	(3.3)	0.5	—	327.7
Cash and cash equivalents at beginning of period	340.6	5.6	184.2	—	530.4
Cash and cash equivalents at end of period	$671.1	$2.3	$184.7	$—	$858.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview,” are forward-looking statements.  When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  These factors include the impact on revenues and margins of the decrease in MRAP All Terrain Vehicle (“M-ATV”) production rates; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, especially during periods of global economic weakness and tight credit markets; the Company’s ability to produce vehicles under the Family of Medium Tactical Vehicles (“FMTV”) contract at targeted margins; the duration of the ongoing global economic weakness, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than equity market expectations; the expected level and timing of U.S. Department of Defense (“DoD”) procurement of products and services and funding thereof, especially in an environment when the U.S. government is operating under a Continuing Resolution budget action; risks related to reductions in government expenditures in light of U.S. defense budget pressures and an uncertain DoD tactical wheeled vehicle strategy; the potential for the U.S. government to competitively bid the Company’s Army and Marine Corps contracts; the consequences of financial leverage, which could limit the Company’s ability to pursue various opportunities; the potential for commodity and other raw material costs to rise sharply, particularly in a future economic recovery; risks related to costs and charges as a result of facilities consolidation and alignment, including that anticipated cost savings may not be achieved; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production delays arising from supplier quality or production issues; risks associated with international operations and sales, including foreign currency fluctuations and compliance with the Foreign Corrupt Practices Act; risks related to work stoppages and other labor matters; the potential for disruptions or cost overruns in the Company’s global enterprise system implementation; the potential for increased costs relating to compliance with changes in laws and regulations; and risks related to disruptions in the Company’s distribution networks.  Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2011 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

Fiscal 2011 is a transition year for the Company as it expects to replace high volume production of M-ATVs in fiscal 2010 with the gradual launch of production of FMTVs over the course of the fiscal year.  As the Company expects margins on FMTVs will be significantly lower than M-ATVs, this transition will challenge the Company’s earnings comparisons during the fiscal year but the Company expects to be solidly profitable during each quarter of the fiscal year.  In fiscal 2011, the Company will focus on continuing to optimize its operations and investing in its people, its infrastructure and innovative product development to position itself to be able to return to growth in fiscal 2012.  The execution of this strategy required the Company to take actions over the last several months to consolidate a number of facilities to take advantage of opportunities to streamline production and reduce costs.  The Company also announced other staffing and cost reduction actions at its non-defense segments.  During the first quarter of fiscal 2011, these actions resulted in charges of $12.0 million, or $0.13 per share after taxes.  The Company expects that it will incur additional charges of $7 million to $12 million related to these actions during the remainder of the fiscal year.

During the first quarter of fiscal 2011, the Company completed the scheduled production and shipment of the final 322 units under the initial M-ATV contract delivery orders for 8,079 units.  Production under the M-ATV contract began in the fourth quarter of fiscal 2009 and by December 2009 the Company had ramped up production to 1,000 units per month, resulting in deliveries of more than 2,300 units in the first quarter of the prior year.  Although M-ATV parts & services revenues continued to be strong throughout the first quarter of fiscal 2011, the current year decrease in M-ATV vehicle production resulted in significantly lower revenues in the first quarter of fiscal 2011 compared to the prior year first quarter.  Combined vehicle and parts & service revenues under the M-ATV program totaled $519.4 million in the first quarter of fiscal 2011, which reflected a decrease of $589.3 million from the prior year quarter.  Lower M-ATV revenues were the primary driver for the $733.3 million, or 30.1%, decrease in consolidated revenues during the quarter.  Completion of the requirements on the M-ATV production contract also was a significant factor that contributed to a $157.0 million, or 48.2%, decrease in consolidated operating income in the quarter compared to the previous year first quarter.  Although not at the M-ATV driven record levels of fiscal 2010, the Company reported solid earnings per share of $1.09 in the first quarter of fiscal 2011, primarily driven by the defense segment.  The access equipment segment experienced stronger sales to external customers and order rates in the quarter with backlogs up due to North American customers replacing their aged fleets along with product adoption and economic growth driving demand from emerging markets.  Sales in the fire & emergency and commercial segments were each down from the prior year quarter due largely to continued lower municipal spending and weak construction activity, respectively.

While not providing specific quantitative guidance for the remainder of fiscal 2011, the Company continues to believe that fiscal 2011 sales, operating income and net income will be lower than fiscal 2010 as fiscal 2010 benefited from almost $4.5 billion of M-ATV related sales.  The Company expects that aggregate sales in its defense segment will be $4.4 billion to $4.5 billion in fiscal 2011.  The Company’s ability to achieve this sales range is partially dependent on it obtaining orders that are funded by the fiscal 2011 U.S. federal budget, which has yet to be approved by Congress.  The Company expects FMTV sales volume to increase progressively throughout the fiscal year.  The Company believes that FMTV margins will be near break even in fiscal 2011, before increasing in subsequent years from production efficiencies and the execution of cost reduction strategies.  As a result of a decrease in M-ATV related sales and an increase in FMTV sales in the upcoming quarters of fiscal 2011, the Company believes fiscal 2011 margins for the defense segment will be significantly lower than the first quarter of fiscal 2011 and that full year defense operating income margins will be in the low double digits as a percentage of sales.

The Company believes that the access equipment segment will record solid year-over-year gains in sales to external customers in fiscal 2011 based on expected higher equipment replacement demand in North America along with continued growth in emerging markets.  The Company continues to believe that operating income margins in the access equipment segment, including the impact of any restructuring charges, will be in the low single digits in fiscal 2011.  The Company expects to incur $2.0 million to $7.0 million of additional charges in connection with the announced plant consolidations in the access equipment segment in fiscal 2011.

The Company believes that fire & emergency segment sales in fiscal 2011 will be down slightly compared to fiscal 2010 due primarily to weak municipal spending on fire apparatus.  The Company anticipates that sales in the second half of fiscal 2011 will be stronger than the first half due to the delivery of fire apparatus under a contract recently awarded from Ghana for over 100 units.  The Company expects that operating income margins in this segment will improve from the first quarter of fiscal 2011, but believes that they will be lower than fiscal 2010 due to anticipated shifts in customer buying patterns to units with lower content, increased new product development spending, and a more challenging pricing environment, especially internationally.  The Company expects to incur approximately $5 million of additional charges in connection with the announced plant consolidations in the fire & emergency segment in fiscal 2011.

The Company believes that sales in the commercial segment will be approximately flat in fiscal 2011 compared to fiscal 2010.  While the Company expects concrete mixer sales will remain relatively flat domestically, it believes that international concrete mixer sales will continue to grow.  Based on unevenness in orders experienced in the first quarter of fiscal 2011 and that the Company expects throughout the remainder of the fiscal year, the Company now believes that refuse collection vehicle sales will also be flat in fiscal 2011.  The Company expects that intersegment sales of components to the defense segment will decrease in fiscal 2011 and that operating income margins in the commercial segment will be flat to down compared to fiscal 2010 operating income margins due to lower intersegment defense sales and an expected reduction of LIFO inventory benefits.

The Company expects that corporate expenses will be higher in fiscal 2011 than in fiscal 2010 as a result of increased investments to strengthen the Company’s market positions and to take advantage of future growth opportunities by investing in people, infrastructure and information systems.  The Company plans to continue to reduce debt in fiscal 2011, but at a reduced pace compared to the first quarter of fiscal 2011 in which it reduced its debt by $115.1 million.  The Company also expects significantly lower interest expense in fiscal 2011 due to lower debt levels and a lower interest rate spread as a result of its new credit agreement completed in September 2010.  The Company expects that fiscal 2011 capital expenditures will approximate $125 million to $135 million.  The Company believes that its fiscal 2011 effective income tax rate will approximate 36%, including the benefit of discrete items reflected in the first quarter of fiscal 2011.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	First Quarter Fiscal
	2011	2010
Net sales:
Defense	$1,113.7	$1,859.7
Access equipment	327.3	753.7
Fire & emergency	201.5	225.2
Commercial	119.5	155.1
Intersegment eliminations	(61.2)	(559.6)
Consolidated	$1,700.8	$2,434.1

First Quarter Fiscal 2011 Compared to 2010

Consolidated net sales decreased 30.1% to $1.70 billion for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 largely due to the scheduled decrease in sales under the M-ATV contract.

Defense segment net sales decreased 40.1% to $1.11 billion for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  The decrease in sales was primarily due to completion of M-ATV production under the initial delivery orders awarded during fiscal 2009 and 2010 and lower Family of Heavy Tactical Vehicles (“FHTV”) volume ($108.3 million), offset in part by an increase in M-ATV related aftermarket parts & service sales.  Combined vehicle and parts & services sales related to the M-ATV program totaled $519.4 million in the first quarter of fiscal 2011, a decrease of $589.3 million as compared to the first quarter of the prior year.

Access equipment segment net sales decreased 56.6% to $327.3 million for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  First quarter fiscal 2011 sales included $36.7 million in intersegment M-ATV related sales compared to $530.8 million in the first quarter of fiscal 2010.  Sales to external customers totaled $290.6 million in the quarter, a 30.4% increase compared to the first quarter of fiscal 2010.  The increase in sales to external customers was primarily related to improved demand following extremely low demand in the prior year quarter.  Sales of new access equipment increased 45.5% compared with the prior year quarter as a result of economic growth and increased product adoption in emerging markets, replacement of aged equipment in North America as well as improved military telehandler demand.

Fire & emergency segment net sales decreased 10.5% to $201.5 million for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  The decrease in sales reflected lower fire fighting apparatus volume ($48.8 million) due to soft demand attributable to weak municipal spending in the U.S.

Commercial segment net sales decreased 22.9% to $119.5 million for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  The decrease in sales was primarily the result of a $30.5 million decline in refuse collection vehicles volume due to lower volume with large waste haulers as a result of delayed orders as well as a $7.1 million decrease in concrete placement product sales due to lower package sales, which include both a body and a chassis.

First Quarter Fiscal 2010 Compared to 2009

Consolidated net sales increased 83.2% to $2.43 billion for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 as strong military sales more than offset continued weakness in the Company’s other end markets.

Defense segment net sales increased 242.0% to $1.86 billion for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  The increase was due to the continued ramp-up of M-ATV production, increased sales of new FHTVs ($88.5 million) and a more than doubling of parts & service sales compared to the prior year quarter.  Defense parts & service sales during the first quarter of fiscal 2010 benefited from the sale of TAK-4® independent suspension systems for other original equipment manufacturers’ Mine Resistant Ambush Protected vehicles and the sale of parts kits for the M-ATV.  Combined vehicle and parts & service sales related to the M-ATV program totaled approximately $1.11 billion in the first quarter of fiscal 2010.  Initial production of the M-ATV units began in the fourth quarter of fiscal 2009, following the contract award in June 2009.

Access equipment segment net sales increased 92.7% to $753.7 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  First quarter fiscal 2010 sales included $530.8 million in intercompany sales of M-ATVs to the defense segment as the Company was able to leverage significantly underutilized facilities in the access equipment segment and call back idled employees to meet Defense production requirements.  Sales to external customers totaled $222.9 million in the quarter, a 42.8% decrease compared to the first quarter of fiscal 2009.  Sales of new access equipment declined 59.7% compared with the prior year quarter.  Sales reflected substantially lower demand for access equipment arising from recessionary economies and the impact of lower backlog entering fiscal 2010 compared to 2009.  Tight credit markets also contributed to the lower access equipment sales.

Fire & emergency segment net sales decreased 7.7% to $225.2 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  The decrease in sales reflected lower shipments of fire apparatus ($12.8 million) due to softening demand attributable to declining municipal budgets in the U.S. and continued weak demand for mobile medical equipment ($10.7 million), offset in part by strong airport product sales ($11.2 million).  The mobile medical equipment market has been adversely impacted by a reduction in Medicare reimbursement rates and the uncertain health care environment due to pending health care reform legislation under consideration by the U.S. Congress.

Commercial segment net sales decreased 14.1% to $155.1 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  The decrease in sales was the result of a 21.3% decline in sales of concrete placement products as a result of lower construction activity in North America and a 14.7% decrease in domestic refuse collection vehicle sales as the first quarter of fiscal 2009 refuse collection vehicles sales benefited from the timing of deliveries to large waste haulers.  These declines were offset in part by higher intercompany sales of heavy-payload tactical vehicle components to the defense segment ($12.4 million).

Analysis of Consolidated Cost of Sales

First Quarter Fiscal 2011 Compared to 2010

Consolidated costs of sales decreased to $1.39 billion, or 81.8% of sales, in the first quarter of fiscal 2011 compared to $1.95 billion, or 80.3% of sales, in the first quarter of fiscal 2010.  The 150 basis point increase in cost of sales as a percentage of sales in the first quarter of fiscal 2011 compared to the same quarter in the prior year was generally due to inefficiencies and under absorption of fixed costs associated with lower sales (200 basis points) and relatively fixed new product development expenses compared to lower sales (110 basis points), offset in part by the impact of a higher mix of M-ATV related aftermarket kit sales (120 basis points).

First Quarter Fiscal 2010 Compared to 2009

Consolidated costs of sales increased to $1.95 billion, or 80.3% of sales, in the first three months of fiscal 2010 compared to $1.18 billion, or 88.7% of sales, in the first three months of fiscal 2009.  The 840 basis point decrease in cost of sales as a percentage of sales in the first three months of fiscal 2010 compared to the first three months of the prior year was due to the impact of M-ATV related sales (510 basis points) and lower material costs (120 basis points).

Analysis of Consolidated Operating Income

The following table presents operating income by business segment (in millions):

	First Quarter Fiscal
	2011	2010
Operating income (loss)
Defense	$217.9	$339.7
Access equipment	(16.7)	13.3
Fire & emergency	2.6	(2.0)
Commercial	(7.7)	3.1
Corporate	(31.2)	(24.4)
Intersegment eliminations	3.8	(4.0)
Consolidated	$168.7	$325.7

First Quarter Fiscal 2011 Compared to 2010

Consolidated operating income decreased 48.2% to $168.7 million, or 9.9% of sales, in the first quarter of fiscal 2011 compared to $325.7 million, or 13.4% of sales, in the first quarter of fiscal 2010.  Operating income in the first quarter of fiscal 2010 included pre-tax, non-cash charges for the impairment of goodwill and other long-lived assets in the Company’s fire & emergency segment of $23.3 million.  The decrease in operating income was primarily the result of lower sales volume.

Defense segment operating income decreased 35.8% to $217.9 million, or 19.6% of sales, in the first quarter of fiscal 2011 compared to $339.7 million, or 18.3% of sales, in the prior year quarter.  The increase in operating income as a percentage of sales compared to the prior year quarter reflected an improved product mix (480 basis points), offset in part by the impact of the lower production on a relatively fixed cost base (200 basis points) and higher new product development spending (120 basis points).

The access equipment segment reported an operating loss of $16.7 million, or 5.1% of sales, for the first quarter of fiscal 2011 compared to operating income of $13.3 million, or 1.8% of sales, in the prior year quarter.  The decline in operating results was due to the decrease in intercompany M-ATV sales and $11.3 million of charges associated with cost reduction actions in Europe, offset in part by higher sales to external customers and the reversal of provisions for credit losses of $6.7 million, primarily related to a customer settlement, compared to a charge of $5.5 million in the prior year first quarter.  In the prior year quarter, the access equipment segment recognized $530.8 million of intercompany sales at mid single-digit margins compared to intercompany sales of $36.7 million at similar mid single-digit margins in the first quarter of fiscal 2011.

The fire & emergency segment generated operating income of $2.6 million, or 1.3% of sales, for the first quarter of fiscal 2011 compared to an operating loss of $2.0 million, including $23.3 million in pre-tax, non-cash impairment charges for goodwill and other long-lived assets, in the prior year quarter.  The improvement in operating results reflected the absence of impairment charges, offset in part by the lower sales volumes and the related absorption impact ($14.1 million) and pricing of international sales.

The commercial segment generated an operating loss of $7.7 million, or 6.5% of sales, in the first quarter of fiscal 2011 compared to operating income of $3.1 million, or 2.0% of sales, in the prior year quarter.  The decrease in operating results was largely related to lower sales volumes and the related under absorption impact ($7.5 million).

Corporate operating expenses increased $6.8 million to $31.2 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, largely due to higher compensation related to the elimination of prior year salary and benefit reductions and higher share-based compensation related to increases in share price.

Consolidated selling, general and administrative expenses increased 8.9% to $125.0 million, or 7.4% of sales, in the first quarter of fiscal 2011 compared to $114.8 million, or 4.7% of sales, in the first quarter of fiscal 2010.  The increase in selling, general and administrative expenses was due primarily to higher salaries and fringe benefits ($12.3 million), restructuring costs ($3.5 million), outside services ($2.4 million) and travel ($2.3 million), offset in part by a lower provision for credit losses of $10.5 million.  Consolidated selling, general and administrative expenses as a percentage of sales increased largely due to lower sales in the current year quarter.

Intersegment profit of $3.8 million in the first quarter of fiscal 2011 resulted from profit on intercompany sales between segments (largely M-ATV related sales between access equipment and defense).  To the extent that the purchasing segment sells the inventory to an outside party, previously deferred intersegment profits are recognized in consolidated earnings through intersegment profit eliminations.

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

Defense segment operating income increased 360.7% to $339.7 million, or 18.3% of sales, in the first quarter of fiscal 2010 compared to $73.7 million, or 13.6% of sales, in the prior year quarter.  The increase in operating income as a percentage of sales compared to the prior year quarter reflected the impact of the significant increase in production and sales volume related to the M-ATV contract on a relatively fixed cost base (340 basis points), lower material costs (120 basis points), and an improved parts & services mix (40 basis points).

The access equipment segment generated operating income of $13.3 million, or 1.8% of sales, for the first quarter of fiscal 2010 compared to an operating loss of $48.3 million, or 12.3% of sales, in the prior year quarter.  The improvement in operating results was primarily the result of significant intercompany M-ATV sales at mid single-digit margins in the current year quarter, offset in part by lower sales of traditional access equipment.  Operating results in the access equipment segment also benefited from a decrease in material costs ($8.6 million), lower provisions for credit losses ($8.0 million) and restructuring charges ($1.8 million) and the benefit of cost reductions from prior year initiatives.

The fire & emergency segment incurred an operating loss of $2.0 million, including $23.3 million in pre-tax, non-cash impairment charges for goodwill and other long-lived assets, in the first quarter of fiscal 2010 compared to operating income of $20.5 million, or 8.4% of sales, in the prior year quarter.  Impairment charges more than offset otherwise favorable operating results for the segment due to lower material costs ($2.8 million) at the Company’s fire apparatus business.

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

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2011 Compared to 2010

Interest expense net of interest income decreased $24.1 million to $25.8 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, largely as a result of the effect of lower borrowings.  Average debt outstanding decreased from $1.91 billion during the first quarter of fiscal 2010 to $1.16 billion in the first quarter of fiscal 2011.

The Company recorded a provision for income taxes of 30.8% of pre-tax income in the first quarter of fiscal 2011 compared to 37.4% in the prior year quarter.  The first quarter fiscal 2011 effective tax rate included discrete tax benefits associated with the impact of benefits associated with foreign tax credits related to a decision to repatriate earnings previously fully reinvested (390 basis points), the December 2010 reinstatement of the U.S. research and development tax credit (150 basis points) and reductions of tax reserves associated with expiration of statute of limitations (90 basis points).

Equity in earnings (losses) of unconsolidated affiliates of $0.4 million in the first quarter of fiscal 2011 and $(0.3) million in the first quarter of fiscal 2010 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

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

The Company recorded a provision for income taxes of 37.4% of pre-tax income in the first quarter of fiscal 2010 compared to a tax provision benefit of 12.9% of pre-tax loss in the prior year quarter.  The first quarter of fiscal 2010 effective tax rate reflected discrete items in the quarter, including the impact of the intangible asset impairment charges, a portion of which are not deductible for tax purposes.  The prior year rate reflected the impact of discrete items primarily related to a state income tax audit and the recapture of a portion of a European tax incentive, offset in part by the benefit of the retroactive reinstatement of the U.S. research and development tax credit.

Equity in earnings (losses) of unconsolidated affiliates of ($0.3) million in the first quarter of fiscal 2010 and $0.5 million in the first quarter of fiscal 2009 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

Financial Condition at December 31, 2010

The Company’s capitalization was as follows (in millions):

	December 31,	September 30,
	2010	2010
Cash and cash equivalents	$398.8	$339.0
Total debt	1,187.0	1,302.3
Oshkosh Corporation’s shareholders’ equity	1,432.8	1,326.6
Total capitalization (debt plus equity)	2,619.8	2,628.9
Debt to total capitalization	45.3%	49.5%

The Company repaid $115.1 million of debt during the first three months of fiscal 2011.  The Company used cash generated from operations in the first quarter of fiscal 2011 to make all scheduled fiscal 2011 principal payments under the Term Loan (as defined in “Liquidity”) and repaid $50.0 million of borrowings under the Company’s Revolving Credit Facility (as defined in “Liquidity”) during the quarter.  The Company’s primary use of cash generated from operations continued to be debt reduction.

In addition to cash and cash equivalents, the Company had $412.9 million of unused available capacity under the Revolving Credit Facility as of December 31, 2010.  Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

Cash Flows

Operating Cash Flows

The Company generated $193.4 million of cash from operating activities during the first three months of fiscal 2011 compared to $506.0 million during the first three months of fiscal 2010.  Cash generation (use) from changes in significant working capital accounts were as follows (in millions):

	Three Months Ended
	December 31,
	2010	2009

Receivables, net	$190.5	$(63.5)
Inventories, net	61.1	(38.0)
Accounts payable	(205.0)	287.7
Customer advances	(43.3)	109.8
Payroll-related obligations	(53.6)	(6.0)
Other current liabilities	54.3	(12.6)
	$4.0	$277.4

Changes in receivables, inventories, accounts payable and customer advances in the first three months of fiscal 2011 were primarily driven by reductions in M-ATV production and sales in the defense segment.  The change in payroll-related obligations was primarily the result of the payment of fiscal 2010 year-end incentive compensation in the first quarter of fiscal 2011. The increase in other current liabilities reflects anticipated amounts due to the U.S. government upon definitization of certain contracts.

The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Consolidated days sales outstanding (defined as “Trade Receivables” divided by “Net Sales” for the most recent quarter multiplied by 90 days) decreased from 37 days at September 30, 2010 to 35 days at December 31, 2010.  The decrease in days sales outstanding was primarily due to a higher percentage improvement in days sales outstanding in the defense segment.  Days sales outstanding on non-defense sales was 52 days at December 31, 2010, up from 49 days at September 30,

2010.  Consolidated inventory turns (defined as “Cost of Sales” divided by the average “Inventory” at the past five quarter end periods) decreased from 6.7 times at September 30, 2010 to 4.9 times at December 31, 2010.  The decrease in inventory turns was primarily related to the scheduled completion of the M-ATV production.

Investing Cash Flows

Cash flows relating to investing activities consist primarily of cash used for capital expenditures.  Net cash used in investing activities in the first three months of fiscal 2011 was $19.1 million compared to $9.2 million in the first three months of fiscal 2010.  Capital spending, excluding equipment held for rental, of $16.8 million in the first three months of fiscal 2011 increased $4.9 million compared to capital spending in the first three months of fiscal 2010.  In fiscal 2011, the Company expects capital spending to approximate $125 million to $135 million.

Financing Cash Flows

Financing activities consist primarily of repayments of indebtedness.  Financing activities resulted in a net use of cash of $114.0 million during the first three months of fiscal 2011 compared to $167.0 million during the first three months of fiscal 2010.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from operations, availability under the $550.0 million Revolving Credit Facility (as defined below) and available cash and cash equivalents.  In addition to cash and cash equivalents of $398.8 million, the Company had $412.9 million of unused availability under the Revolving Credit Facility as of December 31, 2010.  These sources of liquidity are needed to fund the Company’s working capital requirements, debt service requirements and capital expenditures.  The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

On September 27, 2010, the Company replaced its existing credit agreement with a new senior secured credit agreement with various lenders (the “Credit Agreement”).  The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $550 million and (ii) a $650 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million commencing December 31, 2010 with a balloon payment of $341.25 million due at maturity in October 2015.  During the first quarter of fiscal 2011, the Company prepaid the principal installments which were originally due March 31, 2011 through September 30, 2011.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied.  At December 31, 2010, the interest spread on the Revolving Credit Facility and Term Loan was 300 basis points.  The weighted-average interest rate on borrowings outstanding at December 31, 2010, prior to consideration of the interest rate swap, was 3.27% for the Revolving Credit Facility and 3.31% for the Term Loan.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement in 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt.  The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement (8.105% at December 31, 2010).  The notional amount of the swap at December 31, 2010 was $250 million.  The Company is exposed to loss if the counterparty defaults.  However, the counterparty is a large Aa1 rated global financial institution as of the date of this filing, and the Company believes that the risk of default is remote.

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

•                  Interest Coverage Ratio: A minimum interest coverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated EBITDA to the Company’s consolidated cash interest expense) as of the last day of any fiscal quarter of 2.50 to 1.0.

•                  Senior Secured Leverage Ratio: A maximum senior secured leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated secured indebtedness to the Company’s consolidated EBITDA) of the following:

Fiscal Quarter Ending
December 31, 2010 through September 30, 2011	3.25 to 1.0
December 31, 2011 through September 30, 2012	3.00 to 1.0
Thereafter	2.75 to 1.0

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2010 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Senior Notes

In March 2010, the Company issued $250.0 million of 8 1/4% unsecured senior notes due March 1, 2017 and $250.0 million of 8 1/2% unsecured senior notes due March 1, 2020 (collectively, the “Senior Notes”).  The Senior Notes were issued pursuant to an indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein and a trustee.  The Indenture contains customary affirmative and negative covenants.  The Company has the option to redeem the Senior Notes due 2017 and Senior Notes due 2020 for a premium after March 1, 2014 and March 1, 2015, respectively.  Certain of the Company’s subsidiaries fully, unconditionally, jointly and severally guarantee the Company’s obligations under the

Senior Notes.  See Note 19 of the Notes to Condensed Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of December 31, 2010.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company’s contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended September 30, 2010 have not materially changed since that report was filed.

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  The significant accounting policies and methods used in the preparation of the Condensed Consolidated Financial Statements are described in Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  The Company’s application of critical accounting policies has not materially changed since that report was filed.

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2010 have not materially changed since that report was filed.

New Accounting Standards

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s Condensed Consolidated Financial Statements of new accounting standards.

Customers and Backlog

Sales to the U.S. government comprised approximately 64% of the Company’s net sales in the first three months of fiscal 2011.  No other single customer accounted for more than 10% of the Company’s net sales for this period.  A substantial majority of the Company’s net sales are derived from customer orders received prior to commencing production.

The Company’s backlog as of December 31, 2010 increased 11.2% to $6.33 billion compared to $5.69 billion at December 31, 2009.  Defense segment backlog increased 8.2% to $5.39 billion at December 31, 2010 compared to $4.98 billion at December 31, 2009 due largely to additional delivery orders received under the FMTV contract awarded in August 2009, offset in part by the completion of the initial delivery orders for 8,079 M-ATVs.  Access equipment segment backlog increased 231.9% to $379.9 million at December 31, 2010 compared to $114.5 million at December 31, 2009 due to increased orders from North America and emerging markets.  Access equipment segment backlog at December 31, 2010 and 2009 included $83.7 million and $37.0 million, respectively, relating to telehandler orders from the DoD.  Fire & emergency segment backlog decreased 9.5% to $464.0 million at December 31, 2010 compared to $512.6 million at December 31, 2009 due largely to weak domestic municipal spending.  Commercial segment backlog increased 14.1% to $92.7 million at December 31, 2010 compared to $81.2 million at December 31, 2009.  Unit backlog for concrete mixers was up 96.2% compared to December 31, 2009, primarily as a result of increased international orders.  Unit backlog for refuse collection vehicles was up 11.1% compared to December 31, 2009.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed.  Additionally, backlog excludes unfunded portions of the FHTV, ID/IQ, LVSR and FMTV contracts.  Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers.  Approximately 40% of the Company’s December 31, 2010 backlog is not expected to be filled in fiscal 2011.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates, commodity and foreign currency exchange risk, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, have not materially changed since that report was filed.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended December 31, 2010.  Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2010 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

None.

ITEM 1A.                    RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control that may cause actual performance to differ materially from historical or projected future performance.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2010, which have not materially changed other than as reflected below.

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

•                  The U.S. government may not appropriate funding that we expect for our U.S. government contracts, which may prevent us from realizing revenues under current contracts or receiving additional orders that we anticipate we will receive, including anticipated orders that we took into account when we determined our outlook for the remainder of fiscal 2011.  Specifically, Congress has not yet approved, and the President has not yet signed, the budget for the U.S. government for fiscal 2011, which began on October 1, 2010.  The U.S. government is currently operating under a Continuing Resolution budget action that generally allows U.S. government spending to continue at fiscal 2010 levels.  We have included expected sales in our fiscal 2011 outlook that require funding from the U.S. government fiscal 2011 budget or from an extension of the Continuing Resolution.  If the U.S. government fiscal 2011 budget or an extension of the current Continuing Resolution is not finalized in a timely manner, or if the current Continuing Resolution is allowed to expire without a budget compromise being reached, there may not be enough time for the DoD to award us contracts and for us to build vehicles to generate sales that are currently in our fiscal 2011 outlook.

•                  Certain of our government contracts for the U.S. Army and U.S. Marines could be suspended, opened for competition or terminated and all such contracts expire in the future and may not be replaced, which could reduce expected revenues and negatively affect margins in our defense segment.  Specifically, during the first quarter of fiscal 2011, we completed delivery of the final 322 M-ATVs from the original orders for 8,079 units that we received during fiscal 2009 and 2010.  In addition, our FHTV contract is scheduled to expire in October 2011, with vehicle deliveries expected to continue through September 2012.

•                  The current U.S. Administration has indicated that it supports increased competition for existing defense programs. The Weapon Systems Acquisition Reform Act also requires competition for defense programs in certain circumstances.  Accordingly, it is possible that any M-ATV orders for units above the 10,000 unit ceiling provided for in the initial contract award would be competed.  Also, it is possible that the U.S. Army and U.S. Marines will compete programs for which we have existing contracts upon their expiration.  The U.S. Army is currently investigating processes to compete the FHTV program upon the expiration of our contract and has requested to purchase the design rights to our vehicles under this contract.  Likewise, the U.S. Marine Corps inquired about purchasing the design rights to the Medium Tactical Vehicle Replacement.  Competition for these and other DoD programs we currently have could result in future contracts being awarded to another manufacturer or the contracts being awarded to us at a lower price and operating margins than the current contracts.

•                  Defense truck contract awards that we receive may be subject to protests by competing bidders, which protests, if successful, could result in the DoD revoking part or all of any defense truck contract it awards to us and our inability to recover amounts we have expended in anticipation of initiating production under any such contract.

•                  Most of our government contracts, including the FMTV contract, are fixed-price contracts with price escalation factors included for those contracts that extend beyond one year.  Our actual costs on any of these contracts may exceed our projected costs, which could result in profits lower than historically realized or than we anticipate or net losses under these contracts.  In addition, if the timing and size of orders received from the U.S. government differ significantly from the assumptions used to price the contract, we may incur unanticipated start-up costs or expend more capital to start-up the contract, and we may not benefit as expected from contractual price increases, which could also result in lower than anticipated margins or net losses under these contracts.  In particular, we bid the FMTV program at very aggressive margins.  We have received orders to date under this program significantly in excess of the quantities that bidders were asked to use to prepare their pricing for this program in the original request for proposal.  While the timing and extent of FMTV orders have created opportunities to leverage higher orders to reduce our material costs, they have adversely impacted our expected pricing and start-up manufacturing costs under the contract.  There can be no assurance that we will achieve our targeted margins or that we will be correct in our continued belief that the FMTV contract will be profitable.

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

•                  Our defense truck contracts are large in size and require significant personnel and production resources, and when such contracts end, we must make adjustments to personnel and production resources. In particular, orders for FMTVs are requiring substantial personnel and production resources to enable us to maintain the production levels required to meet the delivery requirements for such orders.

•                  We periodically experience difficulties with sourcing sufficient vehicle carcasses to maintain our defense truck remanufacturing schedule, which can create uncertainty and inefficiencies for this area of our business.

We expect to incur costs and charges as a result of measures such as facilities and operations consolidations and workforce reductions that are intended to reduce costs, and those measures also may be disruptive to our business and may not result in anticipated cost savings.

We have been consolidating facilities and operations in an effort to make our business more efficient.  For example, we closed two JerrDan facilities and integrated JerrDan operations into existing JLG production facilities during the fourth quarter of fiscal 2010, we closed a facility and integrated our mobile medical business into our Clearwater, Florida operations during the first quarter of fiscal 2011, and we announced that we will be moving manufacturing production of our Medtec Ambulance Corporation to our Bradenton, Florida operations later in fiscal 2011.  In addition, during the first quarter of fiscal 2011, we initiated a consultation and information procedure regarding possible facility consolidations for JLG manufacturing in Europe and announced workforce reductions and other cost reduction measures in our fire & emergency and commercial segments.  We have incurred, and expect in the future to incur, additional costs and restructuring charges in connection with such consolidations, workforce reductions and other cost reduction measures, which have adversely affected, and to the extent incurred in the future would adversely affect, our future earnings and cash flows.  Furthermore, such actions may be disruptive to our business, which may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities, which would adversely impact our sales levels, operating results and operating margins.  In addition, we may not realize the cost savings that we expect to realize as a result of such actions.

Systemic failures that the customer may identify could exceed recorded reserves or negatively affect our ability to win future business with the DoD or other foreign military customers.

As a result of the accelerated timetable from product design to full-scale production, the accelerated production schedule and limited field testing under the M-ATV contract and our ramp up to full-scale production of FMTVs, these vehicles could encounter systemic failures during fielding and use of the vehicles for which we may have responsibility if they occur.  Additionally, we did not design the FMTV portfolio of trucks and trailers and such portfolio includes requirements that have caused us to implement manufacturing processes that we have not used extensively under previous contracts.  If we do not implement these manufacturing processes correctly, then there could be systemic failures for which we would have responsibility.  We have established reserves for the estimated cost of such systemic-type repairs based upon historical warranty rates of other defense programs in which we participate.  If systemic issues arise, rectification costs could be in excess of the established reserves.

If the DoD identifies systemic issues, this situation could impact our ability to win future business with the DoD or other foreign military customers, which would adversely affect our future earnings and cash flows.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of Common Stock.  The Company did not repurchase any shares under this authorization during the quarter ended December 31, 2010.  As of December 31, 2010, the Company had repurchased 2,769,210 shares under this program at a cost of $6.6 million, leaving the Company with authority to repurchase 3,230,790 shares of Common Stock under this program.  There is no expiration date associated with the Board authorization.  The Company’s credit agreement restricts the Company’s ability to repurchase shares of its Common Stock through financial covenants.  The Company’s credit agreement also limits the amount of dividends it may pay to $50 million during any fiscal year; plus the excess of (a) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after September 27, 2010, over (b) the cumulative amount of all such dividends and other distributions made in any fiscal year ending after such date that exceed $50 million, plus (c) for each of the first four fiscal quarters ending after September 27, 2010, $25 million per fiscal quarter, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0; plus (d) for the period of four fiscal quarters ending September 30, 2011 and for each period of four fiscal quarters ending thereafter, $100 million during such period, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0.  The Company’s indenture also contains restrictive covenants that may limit the Company’s ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders.

ITEM 5.                             OTHER INFORMATION

On January 27, 2011, the Company initiated a plan to address continued weak market conditions in its access equipment segment in Europe.  Although the plan is subject to discussions with employees or their representatives in several countries, the Company intends to consolidate its facilities and implement other cost reduction initiatives that would result in contemplated reductions in its workforce in Europe.  At this time, the full cost of the consolidation plan is not known, however the Company estimates that it may incur between $13.3 million and $18.3 million of charges in connection with this contemplated restructuring, the majority of which are expected to result in future cash expenditures for contemplated employee severance and other costs associated with contemplated contract terminations.  In the first quarter of fiscal 2011, the Company recorded $11.3 million of charges related to statutorily and contractually required termination benefits in various countries in Europe that were probable of payment in connection with these contemplated actions.  The Company intends to complete the plan in 2011.

ITEM 6.                             EXHIBITS

Exhibit No.	Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 28, 2011.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 28, 2011.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 28, 2011.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 28, 2011.

101

The following materials from Oshkosh Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH CORPORATION

January 28, 2011	/S/ Charles L. Szews
Charles L. Szews
President and Chief Executive Officer
(Principal Executive Officer)

January 28, 2011	/S/ David M. Sagehorn
David M. Sagehorn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

January 28, 2011	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek
Senior Vice President Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 28, 2011.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 28, 2011.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 28, 2011.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 28, 2011.

101

The following materials from Oshkosh Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.