Form 10-Q
period 2011-03-31
OSHKOSH CORP
filed 2011-04-28
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 25, 2011, 91,091,605 shares of the registrant’s Common Stock were outstanding.

n

OSHKOSH CORPORATION

FORM 10-Q INDEX

FOR THE QUARTER ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

OSHKOSH CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net sales	$1,745.6	$2,864.2	$3,446.4	$5,298.3
Cost of sales	1,464.5	2,236.4	2,856.3	4,191.3
Gross income	281.1	627.8	590.1	1,107.0

Operating expenses:
Selling, general and administrative	133.7	118.3	258.7	233.1
Amortization of purchased intangibles	15.0	15.2	30.3	30.6
Intangible asset impairment charges	—	—	—	23.3
Total operating expenses	148.7	133.5	289.0	287.0
Operating income	132.4	494.3	301.1	820.0

Other income (expense):
Interest expense	(21.7)	(45.7)	(48.2)	(96.5)
Interest income	1.0	0.5	1.8	1.4
Miscellaneous, net	0.4	1.0	0.1	1.2
	(20.3)	(44.2)	(46.3)	(93.9)
Income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	112.1	450.1	254.8	726.1
Provision for income taxes	44.2	157.4	88.2	260.6
Income from continuing operations before equity in
earnings (losses) of unconsolidated affiliates	67.9	292.7	166.6	465.5

Equity in earnings (losses) of unconsolidated
affiliates	(0.2)	(0.1)	0.2	(0.4)
Income from continuing operations, net of tax	67.7	292.6	166.8	465.1
Loss on discontinued operations, net of tax	—	—	—	(2.9)
Net income	67.7	292.6	166.8	462.2
Net loss attributable to the noncontrolling interest	0.2	—	0.7	—
Net income attributable to Oshkosh Corporation	$67.9	$292.6	$167.5	$462.2

Earnings (loss) per share attributable to Oshkosh
Corporation common shareholders-basic:
Continuing operations	$0.75	$3.27	$1.85	$5.19
Discontinued operations	—	—	—	(0.03)
	$0.75	$3.27	$1.85	$5.16

Earnings (loss) per share attributable to Oshkosh
Corporation common shareholders-diluted:
Continuing operations	$0.74	$3.22	$1.83	$5.12
Discontinued operations	—	—	—	(0.03)
	$0.74	$3.22	$1.83	$5.09

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts; unaudited)

	March 31,	September 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$416.7	$339.0
Receivables, net	773.9	889.5
Inventories, net	773.6	848.6
Deferred income taxes	72.4	86.7
Other current assets	65.4	52.1
Total current assets	2,102.0	2,215.9
Investment in unconsolidated affiliates	32.1	30.4
Property, plant and equipment, net	388.4	403.6
Goodwill	1,059.9	1,049.6
Purchased intangible assets, net	870.4	896.3
Other long-term assets	94.4	112.8
Total assets	$4,547.2	$4,708.6

Liabilities and Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$83.1	$215.9
Accounts payable	669.4	717.7
Customer advances	250.0	373.2
Payroll-related obligations	95.2	127.5
Income taxes payable	1.7	1.3
Accrued warranty	73.5	90.5
Deferred revenue	37.2	76.9
Other current liabilities	253.7	209.0
Total current liabilities	1,463.8	1,812.0
Long-term debt, less current maturities	1,053.8	1,086.4
Deferred income taxes	182.9	189.6
Other long-term liabilities	304.5	293.8
Commitments and contingencies
Equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 91,091,605 and 90,662,377 shares issued, respectively)	0.9	0.9
Additional paid-in capital	677.3	659.7
Retained earnings	926.7	759.2
Accumulated other comprehensive loss	(62.2)	(93.2)
Total Oshkosh Corporation shareholders’ equity	1,542.7	1,326.6
Noncontrolling interest	(0.5)	0.2
Total equity	1,542.2	1,326.8
Total liabilities and equity	$4,547.2	$4,708.6

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Statements of Equity

(In millions; unaudited)

	Oshkosh Corporation’s Shareholders
			Retained	Accumulated	Common
		Additional	Earnings	Other	Stock in	Non-
	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Controlling	Comprehensive
	Stock	Capital	Deficit)	Income (Loss)	at Cost	Interest	Income (Loss)

Balance at September 30, 2009	$0.9	$619.5	$(30.8)	$(74.7)	$(0.8)	$2.2
Sale of discontinued operations	—	—	—	—	—	(2.2)
Comprehensive income (loss):
Net income	—	—	462.2	—	—	—	$462.2
Change in fair value of derivative instruments, net of tax of $7.3	—	—	—	10.0	—	—	10.0
Employee pension and postretirement benefits, net of tax of $1.1	—	—	—	1.7	—	—	1.7
Currency translation adjustments	—	—	—	(35.2)	—	—	(35.2)
Total comprehensive income							$438.7
Exercise of stock options	—	2.3	—	—	0.8	—
Stock-based compensation and award of nonvested shares	—	7.1	—	—	—	—
Other	—	1.7	—	—	—	—
Balance at March 31, 2010	$0.9	$630.6	$431.4	$(98.2)	$—	$—

	Oshkosh Corporation’s Shareholders
				Accumulated	Common
		Additional		Other	Stock in	Non-
	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	at Cost	Interest	Income

Balance at September 30, 2010	$0.9	$659.7	$759.2	$(93.2)	$—	$0.2
Comprehensive income:
Net income	—	—	167.5	—	—	(0.7)	$166.8
Change in fair value of derivative instruments, net of tax of $3.1	—	—	—	5.4	—	—	5.4
Employee pension and postretirement benefits, net of tax of $1.7	—	—	—	2.9	—	—	2.9
Currency translation adjustments	—	—	—	22.7	—	—	22.7
Total comprehensive income							$197.8
Exercise of stock options	—	7.0	—	—	—	—
Stock-based compensation and award of nonvested shares	—	8.4	—	—	—	—
Tax benefit related to stock-based compensation	—	2.1	—	—	—	—
Other	—	0.1	—	—	—	—
Balance at March 31, 2011	$0.9	$677.3	$926.7	$(62.2)	$—	$(0.5)

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions; unaudited)

	Six Months Ended
	March 31,
	2011	2010
Operating activities:
Net income	$166.8	$462.2
Non-cash asset impairment charges	—	23.3
Loss on sale of discontinued operations, net of tax	—	2.9
Depreciation and amortization	69.9	80.8
Deferred income taxes	2.7	(28.8)
Other non-cash adjustments	4.7	13.4
Changes in operating assets and liabilities	12.5	211.5
Net cash provided by operating activities	256.6	765.3

Investing activities:
Additions to property, plant and equipment	(31.0)	(34.4)
Additions to equipment held for rental	(3.1)	(3.5)
Proceeds from sale of property, plant and equipment	0.7	0.5
Proceeds from sale of equipment held for rental	7.8	6.0
Other investing activities	(1.1)	0.8
Net cash used by investing activities	(26.7)	(30.6)

Financing activities:
Repayment of long-term debt	(65.3)	(907.0)
Proceeds from issuance of long-term debt	—	500.0
Repayments under revolving credit facility, net	(100.0)	—
Debt issuance costs	—	(10.8)
Proceeds from exercise of stock options	7.0	3.1
Other financing activities	1.8	1.1
Net cash used by financing activities	(156.5)	(413.6)

Effect of exchange rate changes on cash	4.3	(6.6)
Increase in cash and cash equivalents	77.7	314.5
Cash and cash equivalents at beginning of period	339.0	530.4
Cash and cash equivalents at end of period	$416.7	$844.9

Supplemental disclosures:
Cash paid for interest	$45.5	$99.8
Cash paid for income taxes	79.8	239.6

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

3.     Receivables

Receivables consisted of the following (in millions):

	March 31,	September 30,
	2011	2010
U.S. government
Amounts billed	$266.7	$380.1
Costs and profits not billed	66.6	75.2
	333.3	455.3
Other trade receivables	420.5	401.8
Finance receivables	30.2	65.6
Notes receivable	48.9	52.1
Other receivables	21.0	19.5
	853.9	994.3
Less allowance for doubtful accounts	(35.9)	(42.0)
	$818.0	$952.3

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Costs and profits not billed generally result from undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot invoice the customer the full price under the contract or contract change order until such change order or contract is definitized and agreed to with the customer following a review of costs under such a contract award even though the contract deliverables may have been met. Definitization of a change order on an existing long-term contract or a sole source contract begins when the U.S. government customer undertakes a detailed review of the Company’s submitted costs related to the contract, with the final change order or contract price subject to review. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. To the extent that contract definitization results in changes to previously estimated incurred costs or revenues, the Company records those adjustments as a change in estimate. During the quarter ending March 31, 2011, the Company updated its estimated costs under an undefinitized change order related to MRAP-All Terrain Vehicles (“M-ATVs”) produced and sold to the customer in the fourth quarter of fiscal 2010 and first quarter of fiscal 2011. As a result of cost estimate changes, the Company recorded a $15.2 million reduction in deferred revenue and a corresponding increase to revenue during the second quarter of fiscal 2011. As all costs associated with the contract had been previously expensed, the change increased operating income by $15.2 million and net income by $9.6 million or $0.10 per share.

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31,	September 30,
	2011	2010

Current receivables	$773.9	$889.5
Long-term receivables	44.1	62.8
	$818.0	$952.3

Finance Receivables: Finance receivables represent sales-type leases resulting from the sale of the Company’s products and the purchase of finance receivables from lenders pursuant to defaults under program agreements with finance companies. Finance receivables originated by the Company generally include a residual value component. Residual values are determined based on the expectation that the underlying equipment will have a minimum fair market value at the end of the lease term. This residual value accrues to the Company at the end of the lease. The Company uses its experience and knowledge as an original equipment manufacturer and participant in end markets for the related products along with third-party studies to estimate residual values. The Company monitors these values for impairment on a periodic basis and reflects any resulting reductions in value in current earnings. Finance receivables consisted of the following (in millions):

	March 31,	September 30,
	2011	2010

Finance receivables	$36.4	$74.7
Estimated residual value	—	2.1
Less unearned income	(6.2)	(11.2)
Net finance receivables	30.2	65.6
Less allowance for doubtful accounts	(16.3)	(20.9)
	$13.9	$44.7

The contractual maturities of the Company’s finance receivables at March 31, 2011 were as follows: 2011 (remaining six months) - $12.5 million; 2012 - $7.2 million; 2013 - $6.0 million; 2014 - $5.5 million; 2015 - $2.1 million; 2016 - $1.5 million; and thereafter - $1.6 million. Historically, finance receivables have been paid off prior to their contractual due dates, although actual repayment timing is often times impacted by the economic environment at the time. As a result, contractual maturities are not to be regarded as a forecast of future cash flows.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Delinquency is the primary indicator of credit quality for finance receivables. The Company maintains a general allowance for finance receivables considered doubtful of future collection based upon historical experience. Additional allowances are established based upon the Company’s perception of the quality of the finance receivables, including the length of time the receivables are past due, past experience of collectability and underlying economic conditions. In circumstances where the Company believes collectability is no longer reasonably assured, a specific allowance is recorded to reduce the net recognized receivable to the amount reasonably expected to be collected. Under the terms of these agreements, the Company generally has the ability to take possession of the underlying collateral. The Company many incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized. As of March 31, 2011, approximately 49% of the finance receivables were due from two parties.

Notes Receivable: Notes receivable include refinancing of trade accounts and finance receivables. As of March 31, 2011, approximately 89% of the notes receivable balance outstanding was due from three parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

Quality of Finance and Notes Receivable: The Company does not accrue interest income on finance receivables in circumstances where the Company believes collectability is no longer reasonably assured. Any cash payments received on nonaccrual finance receivables are applied first to principal balances. The Company does not resume accrual of interest income until the customer has shown that it is capable of meeting its financial obligations by making timely payments over a sustained period of time. The Company determines past due or delinquency status based upon the due date of the receivable. Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	March 31,	September 30,	March 31,	September 30,
	2011	2010	2011	2010

Aging of receivables that are past due
Greater than 30 days and less than 60 days	$1.0	$3.3	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	15.7	20.7	0.8	2.6

Receivables on nonaccrual status	17.8	57.7	0.8	2.6
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	4.2	3.9	3.5	21.5
Allowance for doubtful accounts	(0.1)	(0.1)	(0.4)	(0.4)
Receivables subject to specific reserves	26.0	61.7	45.4	30.6
Allowance for doubtful accounts	(16.2)	(20.8)	(9.8)	(9.0)

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Three Months Ended March 31, 2011
			Trade and
	Finance	Notes	Other
	Receivables	Receivable	Receivables	Total
Allowance for doubtful accounts at beginning of period	$(14.8)	$(12.7)	$(10.7)	$(38.2)
Provision for doubtful accounts, net of recoveries	(2.3)	0.6	(0.5)	(2.2)
Charge-off of accounts	0.8	2.1	1.9	4.8
Foreign currency translation	—	(0.2)	(0.1)	(0.3)
Allowance for doubtful accounts at end of period	$(16.3)	$(10.2)	$(9.4)	$(35.9)

	Six Months Ended March 31, 2011
			Trade and
	Finance	Notes	Other
	Receivables	Receivable	Receivables	Total
Allowance for doubtful accounts at beginning of period	$(20.9)	$(9.4)	$(11.7)	$(42.0)
Provision for doubtful accounts, net of recoveries	(0.9)	(2.8)	(0.3)	(4.0)
Charge-off of accounts	5.5	2.1	2.7	10.3
Foreign currency translation	—	(0.1)	(0.1)	(0.2)
Allowance for doubtful accounts at end of period	$(16.3)	$(10.2)	$(9.4)	$(35.9)

4.     Inventories

Inventories consisted of the following (in millions):

	March 31,	September 30,
	2011	2010

Raw materials	$525.9	$658.6
Partially finished products	460.5	332.2
Finished products	292.2	227.3
Inventories at FIFO cost	1,278.6	1,218.1
Less: Progress/performance-based payments on U.S. government contracts	(439.0)	(308.7)
Excess of FIFO cost over LIFO cost	(66.0)	(60.8)
	$773.6	$848.6

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

Inventory includes costs which are amortized to expense as sales are recognized under certain contracts. At March 31, 2011 and September 30, 2010, unamortized costs related to long-term contracts of $0.9 million and $4.1 million, respectively, were included in inventory.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.     Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method, and consisted of the following (in millions):

	Percent-	March 31,	September 30,
	owned	2011	2010

OMFSP (U.S.)	50%	$13.1	$12.9
RiRent (The Netherlands)	50%	11.5	11.1
Other		7.5	6.4
		$32.1	$30.4

The investment generally represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings (losses) of unconsolidated affiliates” in the Condensed Consolidated Statements of Income.

The Company and an unaffiliated third-party are partners in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), a general partnership, formed for the purpose of offering lease financing to certain customers of the Company. OMFSP engages in vendor lease business providing financing to certain customers of the Company. The Company sells vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers. The Company’s sales to OMFSP were $0.2 million and $1.9 million for the six months ended March 31, 2011 and 2010, respectively. Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 4.0% to 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% to 6.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse solely to, OMFSP. All such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the two general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity. Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

The Company and an unaffiliated third-party are joint venture partners in RiRent Europe, B.V. (“RiRent”). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company’s sales to RiRent were $2.0 million and $2.3 million for the six months ended March 31, 2011 and 2010, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner. Under RiRent’s €15.0 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio of at least 30.0% (58.5% as of March 31, 2011).

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.     Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	March 31,	September 30,
	2011	2010

Land and land improvements	$46.3	$46.7
Buildings	237.4	237.2
Machinery and equipment	504.4	490.2
Equipment on operating lease to others	38.7	46.0
Construction in progress	—	0.9
	826.8	821.0
Less accumulated depreciation	(438.4)	(417.4)
	$388.4	$403.6

Depreciation expense was $36.9 million and $39.1 million for the six months ended March 31, 2011 and 2010, respectively. Equipment on operating lease to others represents the cost of equipment sold to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at March 31, 2011 and September 30, 2010 was $17.6 million and $25.2 million, respectively.

7.     Goodwill and Purchased Intangible Assets

The following table presents the changes in goodwill during the six months ended March 31, 2011 (in millions):

	Access	Fire &
	Equipment	Emergency	Commercial	Total
Balance at September 30, 2010:
Goodwill	$1,848.1	$182.1	$197.3	$2,227.5
Accumulated impairment losses	(932.1)	(69.9)	(175.9)	(1,177.9)
	916.0	112.2	21.4	1,049.6
Fiscal 2011 Activity:
Translation	10.1	—	0.2	10.3
Balance at March 31, 2011	$926.1	$112.2	$21.6	$1,059.9

Balance at March 31, 2011:
Goodwill	$1,858.2	$182.1	$197.5	$2,237.8
Accumulated impairment losses	(932.1)	(69.9)	(175.9)	(1,177.9)
	$926.1	$112.2	$21.6	$1,059.9

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Details of the Company’s total purchased intangible assets were as follows (in millions):

	March 31, 2011
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(20.0)	$35.4
Non-compete	10.5	56.9	(51.8)	5.1
Technology-related	11.8	104.0	(49.0)	55.0
Customer relationships	12.6	582.8	(209.4)	373.4
Other	16.7	15.8	(11.8)	4.0
	14.2	814.9	(342.0)	472.9
Non-amortizable tradenames		397.5	—	397.5
Total		$1,212.4	$(342.0)	$870.4

	September 30, 2010
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(19.3)	$36.1
Non-compete	10.5	56.3	(50.6)	5.7
Technology-related	11.8	104.0	(44.6)	59.4
Customer relationships	12.7	577.2	(183.8)	393.4
Other	16.6	15.7	(11.3)	4.4
	14.3	808.6	(309.6)	499.0
Non-amortizable tradenames		397.3	—	397.3
Total		$1,205.9	$(309.6)	$896.3

Amortization expense was $30.3 million and $30.6 million for the six months ended March 31, 2011 and 2010, respectively. The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2011 and the five fiscal years succeeding September 30, 2011 are as follows: 2011 (remaining six months) - $30.6 million; 2012 - $59.5 million; 2013 - $56.9 million; 2014 - $55.5 million; 2015 - $54.7 million and 2016 - $54.1 million.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.     Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	March 31,	September 30,
	2011	2010

Senior secured term loan	$585.0	$650.0
8 1/4% Senior notes due March 2017	250.0	250.0
8 1/2% Senior notes due March 2020	250.0	250.0
Other long-term facilities	1.9	2.1
	1,086.9	1,152.1
Less current portion	(33.1)	(65.7)
	$1,053.8	$1,086.4

Revolving line of credit	$50.0	$150.0
Current portion of long-term debt	33.1	65.7
Other short-term facilities	—	0.2
	$83.1	$215.9

On September 27, 2010, the Company replaced its existing credit agreement with a new senior secured credit agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $550 million and (ii) a $650 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million commencing December 31, 2010 with a balloon payment of $341.25 million due at maturity in October 2015. During the first quarter of fiscal 2011, the Company prepaid the principal installments which were originally due March 31, 2011 through September 30, 2011. At March 31, 2011, borrowings of $50.0 million and outstanding letters of credit of $33.0 million reduced available capacity under the Revolving Credit Facility to $467.0 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At March 31, 2011, the interest spread on the Revolving Credit Facility and Term Loan was 250 basis points. The weighted-average interest rate on borrowings outstanding at March 31, 2011, prior to consideration of the interest rate swap, was 2.75% for the Revolving Credit Facility and 2.78% for the Term Loan.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement in 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement (7.605% at March 31, 2011). The notional amount of the swap at March 31, 2011 was $250.0 million.

A portion of the swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments. The effective portion of the change in fair value of the derivative has been recorded in “Accumulated other comprehensive income (loss),” with any ineffective portion recorded as an adjustment to miscellaneous expense. At March 31, 2011, a loss of $8.2 million ($5.1 million net of tax) was recorded in “Accumulated other comprehensive income (loss).” The differential paid or received on the designated portion of the interest rate swap will be recognized as an adjustment to interest expense when the hedged, forecasted interest is recorded. Net gains or losses related to hedge ineffectiveness on the interest rate swap were insignificant for all periods presented.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 5.105% and the counterparty will pay the Company interest on the notional amount at a variable rate equal to 3-month LIBOR. The 3-month LIBOR rate applicable to this agreement was 0.30% at March 31, 2011. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 3-month LIBOR fluctuates. Neither the Company nor the counterparty is required to collateralize its obligations under these swaps.

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

•                  Senior Secured Leverage Ratio: A maximum senior secured leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated secured indebtedness to the Company’s consolidated EBITDA) of the following:

Fiscal Quarters Ending
March 31, 2011 through September 30, 2011	3.25 to 1.0
December 31, 2011 through September 30, 2012	3.00 to 1.0
Thereafter	2.75 to 1.0

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2011 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt. At March 31, 2011, the fair value of the Senior Notes was estimated to be $553.8 million and the fair value of the Term Loan approximated book value.

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

Changes in the Company’s warranty liability were as follows (in millions):

	Six Months Ended
	March 31,
	2011	2010

Balance at beginning of period	$90.5	$72.8
Warranty provisions	17.1	43.1
Settlements made	(25.2)	(32.5)
Changes in liability for pre-existing warranties, net	(9.2)	1.1
Disposition of business	—	(1.6)
Foreign currency translation adjustment	0.3	(1.2)
Balance at end of period	$73.5	$81.7

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. For the six months ended March 31, 2011, warranty claims under the Company’s M-ATV program were less than estimated at the time of sale. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise that are beyond the scope of the Company’s historical experience. For example, accelerated programs to design, test, manufacture and deploy products such as the M-ATV in war-time conditions carry with them an increased level of inherent risk of product or component failure. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters in excess of amounts accrued; however, any such amounts, while not determinable, would not be expected to have a material adverse effect on the Company’s financial condition, result of operations or cash flows.

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

In the access equipment segment, the Company is party to multiple agreements whereby it guarantees an aggregate of $194.3 million in indebtedness of others, including $179.2 million under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $64.2 million at March 31, 2011. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. At March 31, 2011 and September 30, 2010, the Company had recorded liabilities related to these agreements of $10.1 million and $22.8 million, respectively. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the customers will not deteriorate resulting in the customers’ inability to meet their obligations. In the event that occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Balance at beginning of period	$14.1	$26.6	$22.8	$26.7
Provision for new credit guarantees	—	—	0.1	0.1
Settlements made	(0.7)	—	(3.0)	(0.3)
Changes for pre-existing guarantees, net	(2.6)	(2.8)	(8.9)	(2.3)
Amortization of previous guarantees	(0.8)	(0.3)	(1.0)	(0.7)
Foreign currency translation adjustment	0.1	(0.1)	0.1	(0.1)
Balance at end of period	$10.1	$23.4	$10.1	$23.4

In the first quarter of fiscal 2011, the Company reached a settlement with a customer that resulted in the customer’s repayment of $28.3 million of loans supported by Company guarantees for which the Company had established specific credit loss reserves. Upon release of the guarantees, the Company reduced previously accrued reserves by $8.1 million.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

At March 31, 2011, the Company had no forward foreign exchange contracts designated as hedges.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. A portion of the swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive income (loss) and are amortized to interest expense over the respective lives of the borrowings. At March 31, 2011, $8.2 million of net unrealized losses remained deferred in “Accumulated other comprehensive income (loss)” in the Condensed Consolidated Balance Sheet. See Note 8 of the Notes to Condensed Consolidated Financial Statements for information regarding the interest rate swap.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At March 31, 2011, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $104.4 million in notional amounts, including $56.6 million in contracts to sell Euro, $37.5 million in contracts to sell Australian dollars and $8.0 million in contracts to sell U.K. pounds sterling and buy Euro, with the remaining contracts covering a variety of foreign currencies.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2011			September 30, 2010
	Other	Other	Other	Other	Other	Other
	Current	Current	Long-term	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Designated as hedging instruments:
Interest rate contracts	$—	$8.2	$—	$—	$15.6	$2.8

Not designated as hedging instruments:
Foreign exchange contracts	0.2	0.6	—	0.3	0.8	—
Total derivatives	$0.2	$8.8	$—	$0.3	$16.4	$2.8

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Income consisted of the following (in millions):

		Three Months Ended
	Classification of	March 31,
	Gains (Losses)	2011	2010
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$(3.0)	$(9.1)

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	(4.1)	3.0
Total		$(7.1)	$(6.1)

		Six Months Ended
	Classification of	March 31,
	Gains (Losses)	2011	2010
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$(10.5)	$(22.8)
Foreign exchange contracts	Cost of sales	(0.1)	(0.1)

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	(4.7)	4.3
Total		$(15.3)	$(18.6)

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2011, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency exchange derivatives (a)	$—	$0.2	$—	$0.2

Liabilities:
Foreign currency exchange derivatives (a)	$—	$0.6	$—	$0.6
Interest rate swaps (b)	—	8.2	—	8.2
Total liabilities at fair value	$—	$8.8	$—	$8.8

(a)          Based on observable market transactions of forward currency prices.

(b)         Based on observable market transactions of forward LIBOR rates.

12.  Stock-Based Compensation

Under the Company’s 2009 Incentive Stock and Awards Plan (the “2009 Stock Plan”), officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights, performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units and other stock-based awards. The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2009 Stock Plan become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Stock options terminate not more than seven years from the date of grant. Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company and generally vest upon retirement. The maximum number of shares of stock reserved for all awards under the 2009 Stock Plan is 4,000,000. At March 31, 2011, the Company had reserved 6,830,833 shares of Common Stock to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes compensation expense for stock option, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended March 31, 2011 was $4.2 million ($2.7 million net of tax) and $8.4 million ($5.3 million net of tax), respectively. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended March 31, 2010 was $3.9 million ($2.5 million net of tax) and $7.1 million ($4.5 million net of tax), respectively.

The Company granted 30,575 and 23,650 options to purchase shares of the Company’s common stock and issued 13,812 and 19,182 shares of nonvested stock during the six month periods ended March 31, 2011 and 2010, respectively.

13.  Restructuring and Other Charges

As part of the Company’s actions to rationalize and optimize its global manufacturing footprint and in an effort to streamline operations, the Company announced in September 2010 that it was closing two JerrDan manufacturing facilities and relocating towing and recovery equipment production to other underutilized access equipment segment facilities. The Company largely completed these actions in the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011. As a result of the Company’s plan to put a leased facility back into use, a liability for lease termination costs was reversed in the second quarter of fiscal 2011.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In January 2011, the Company initiated a plan to address continued weak market conditions in its access equipment segment in Europe. The plan includes the consolidation of certain facilities and other cost reduction initiatives that will result in reductions in its workforce in Europe. In connection with this plan, the Company recorded statutorily or contractually required termination benefit costs of $11.3 million in the first quarter of fiscal 2011. During the second quarter of fiscal 2011, the Company reached an agreement with the works councils on certain details of the plan, including the number of employees that will ultimately receive severance. As a result of employees voluntarily leaving the Company prior to the finalization of the plan, the accrual was reduced during the second quarter of fiscal 2011. Also in January 2011, the Company announced that its fire & emergency segment would be closing its Medtec Ambulance Corporation manufacturing facilities and integrating those operations into existing operations in Florida. The Company expects to incur approximately $2 million of additional restructuring charges in connection with these facility consolidations and workforce reductions in fiscal 2011.

Pre-tax restructuring charges (credits) for the three and six month periods ended March 31, 2011 were as follows (in millions):

	Three Months Ended March 31, 2011
		Selling,
	Cost of	General and
	Sales	Administrative	Total
Access equipment	$(4.5)	$(1.3)	$(5.8)
Fire & emergency	—	0.7	0.7
Commercial	0.1	0.3	0.4
	$(4.4)	$(0.3)	$(4.7)

	Six Months Ended March 31, 2011
		Selling,
	Cost of	General and
	Sales	Administrative	Total
Access equipment	$4.3	$1.4	$5.7
Fire & emergency	—	1.4	1.4
Commercial	0.1	0.3	0.4
	$4.4	$3.1	$7.5

Changes in the Company’s restructuring reserves, included within “Other current liabilities” in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	Employee	Property,
	Severance and	Plant and
	Termination	Equipment
	Benefits	Impairment	Other	Total

Original provision	$0.4	$6.9	$3.2	$10.5
Utilized - cash	(0.3)	—	—	(0.3)
Utilized - noncash	—	(6.9)	—	(6.9)
Balance at September 30, 2010	0.1	—	3.2	3.3
Restructuring provisions	9.9	—	(2.4)	7.5
Utilized - cash	(0.6)	—	(0.5)	(1.1)
Balance at March 31, 2011	$9.4	$—	$0.3	$9.7

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.  Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	U.S. Plans
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Service cost	$4.7	$4.0	$8.6	$7.6
Interest cost	3.4	3.1	6.5	5.9
Expected return on plan assets	(3.6)	(3.0)	(7.2)	(6.0)
Amortization of prior service cost	0.6	0.5	1.0	0.8
Amortization of net actuarial loss	2.2	1.1	3.5	2.1
Net periodic benefit cost	$7.3	$5.7	$12.4	$10.4

	Non-U.S. Plans
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Service cost	$0.1	$0.3	$0.3	$0.4
Interest cost	0.2	0.3	0.4	0.5
Expected return on plan assets	(0.2)	(0.3)	(0.5)	(0.5)
Net periodic benefit cost	$0.1	$0.3	$0.2	$0.4

The Company expects to contribute approximately $25.0 million to its pension plans in fiscal 2011 compared to $34.7 million in fiscal 2010.

Components of net periodic other post-employment benefit costs were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Service cost	$1.2	$1.1	$2.3	$2.1
Interest cost	0.7	0.7	1.5	1.4
Amortization of net actuarial loss	0.2	0.2	0.5	0.4
Net periodic benefit cost	$2.1	$2.0	$4.3	$3.9

The Company made contributions to fund benefit payments of $0.3 million and $0.3 million for the three months ended and $0.6 and $0.6 million for the six months ended March 31, 2011 and 2010, respectively, under its other post-employment benefit plans. The Company estimates additional contributions of approximately $0.6 million will be made under these other post-employment benefit plans prior to the end of fiscal 2011.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15.  Income Taxes

The Company’s effective income tax rate was 34.6% and 35.9% for the six months ended March 31, 2011 and 2010, respectively. The effective income tax rate for the six months ended March 31, 2011 was favorably impacted by discrete tax benefits, including the impact of benefits associated with foreign tax credits related to a decision to repatriate earnings previously fully reinvested (234 basis points), reductions of tax reserves related to the expiration of the statute of limitations (66 basis points) and the December 2010 reinstatement of the U.S. research and development tax credit (83 basis points). The effective income tax rate for the six months ended March 31, 2010 was unfavorably impacted by non-deductible intangible asset impairment charges (50 basis points).

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $55.7 million and $53.4 million as of March 31, 2011 and September 30, 2010, respectively. Excluding interest and penalties, net unrecognized tax benefits of $43.5 million would affect the Company’s net income if recognized, $23.4 million of which would impact net income from continuing operations.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Company’s Condensed Consolidated Statements of Income. During the six months ended March 31, 2011 and 2010, the Company recognized $0.9 million and $1.8 million in interest and penalties, respectively. At March 31, 2011, the Company had accruals for the payment of interest and penalties of $13.6 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $6.2 million, because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statute of limitations expires.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. The Company is currently under audit by the Internal Revenue Service for the taxable years ended September 30, 2008 and 2009; the Belgium taxing authorities for the taxable years ended September 30, 2008 and 2009; and the state of Wisconsin for the taxable years 2006 through 2009.

16.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted weighted-average shares used in the denominator of the per share calculations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Basic weighted-average shares outstanding	90,839,750	89,596,583	90,716,175	89,536,608
Effect of dilutive stock options and other equity-based compensation awards	964,606	1,322,631	921,762	1,301,505
Diluted weighted-average shares outstanding	91,804,356	90,919,214	91,637,937	90,838,113

Options to purchase 1,399,955 shares of Common Stock were outstanding during the three and six months ended March 31, 2011, but were not included in the computation of diluted earnings (loss) per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive. Options to purchase 1,390,849 and 1,397,794 shares of Common Stock were outstanding during the three and six months ended March 31, 2010, but were not included in the computation of diluted earnings (loss) per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income attributable to Oshkosh Corporation common shareholders was as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Amounts attributable to Oshkosh Corporation common shareholders:
Continuing operations, net of tax	$67.9	$292.6	$167.5	$465.1
Discontinued operations, net of tax	—	—	—	(2.9)
Net income	$67.9	$292.6	$167.5	$462.2

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

The Company had reserves of $2.2 million and $1.9 million for losses related to environmental matters that were probable and estimable at March 31, 2011 and September 30, 2010, respectively. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

Personal Injury Actions and Other - Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $3.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At March 31, 2011 and September 30, 2010, reserves for product and general liability claims were $43.8 million and $44.4 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $194.4 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $33.0 million at March 31, 2011.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The ramp-up of the FMTV program has been challenging for the Company as it worked through a number of issues associated with the start-up of production. The Company expensed start-up costs of $13.5 million during the second quarter of fiscal 2011, which resulted in a loss for the FMTV program for the quarter. The Company expects to incur additional start-up costs in the third and fourth quarters of fiscal 2011, but at amounts lower than in the second quarter, which it expects will lead to further losses for the program in those quarters. The Company expects that FMTV production and sales beyond fiscal 2011 will be profitable and, therefore, has not recorded a charge for a loss contract. In evaluating the profitability under the FMTV contract, it is necessary to estimate future production costs. Management cost assumptions include estimates for future increases in the costs of raw materials, targeted cost savings and production efficiencies. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of profitability. For example, a 1% escalation in material costs over the Company’s projection for FMTV orders currently in backlog would increase the cost of materials by approximately $21 million. Although this amount is less than the expected future profitability, it would significantly reduce the expected future gross margins on orders received to date. It is possible that assumptions underlying the analysis could change in such a manner that the Company would determine in the future that this is a loss contract, which could result in a material charge.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Summarized financial information concerning the Company’s product lines and reportable segments was as follows (in millions):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	External	Inter-	Net	External	Inter-	Net
	Customers	segment	Sales	Customers	segment	Sales
Net sales:

Defense	$971.3	$1.0	$972.3	$2,267.8	$2.4	$2,270.2

Access equipment
Aerial work platforms	237.1	—	237.1	105.0	—	105.0
Telehandlers	138.1	—	138.1	71.6	—	71.6
Other (a)	96.0	—	96.0	91.9	741.7	833.6
Total access equipment	471.2	—	471.2	268.5	741.7	1,010.2

Fire & emergency	172.4	4.8	177.2	208.0	6.1	214.1

Commercial
Concrete placement	40.1	—	40.1	39.5	—	39.5
Refuse collection	72.5	—	72.5	65.3	—	65.3
Other	18.1	21.0	39.1	15.1	26.0	41.1
Total commercial	130.7	21.0	151.7	119.9	26.0	145.9
Intersegment eliminations	—	(26.8)	(26.8)	—	(776.2)	(776.2)
Consolidated	$1,745.6	$—	$1,745.6	$2,864.2	$—	$2,864.2

	Six Months Ended March 31, 2011			Six Months Ended March 31, 2010
	External	Inter-	Net	External	Inter-	Net
	Customers	segment	Sales	Customers	segment	Sales
Net sales:

Defense	$2,083.1	$2.9	$2,086.0	$4,125.3	$4.6	$4,129.9

Access equipment
Aerial work platforms	357.0	—	357.0	192.9	—	192.9
Telehandlers	223.4	—	223.4	110.4	—	110.4
Other (a)	181.4	36.7	218.1	188.1	1,272.5	1,460.6
Total access equipment	761.8	36.7	798.5	491.4	1,272.5	1,763.9

Fire & emergency	369.5	9.2	378.7	428.4	10.9	439.3

Commercial
Concrete placement	74.6	—	74.6	81.1	—	81.1
Refuse collection	122.7	—	122.7	146.0	—	146.0
Other	34.7	39.2	73.9	26.1	47.8	73.9
Total commercial	232.0	39.2	271.2	253.2	47.8	301.0
Intersegment eliminations	—	(88.0)	(88.0)	—	(1,335.8)	(1,335.8)
Consolidated	$3,446.4	$—	$3,446.4	$5,298.3	$—	$5,298.3

(a)          Access equipment intersegment sales involve assembly of M-ATV crew capsules and complete vehicles for the defense segment. These sales are eliminated in consolidation.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Income (loss) from continuing operations:
Defense	$141.6	$452.8	$359.5	$792.5
Access equipment	17.7	45.8	1.0	59.1
Fire & emergency (a)	(6.6)	19.3	(4.0)	17.3
Commercial	5.3	1.4	(2.4)	4.5
Corporate	(25.5)	(23.8)	(56.7)	(48.2)
Intersegment eliminations	(0.1)	(1.2)	3.7	(5.2)
Operating income	132.4	494.3	301.1	820.0
Interest expense, net of interest income	(20.7)	(45.2)	(46.4)	(95.1)
Miscellaneous, net	0.4	1.0	0.1	1.2
Income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	$112.1	$450.1	$254.8	$726.1

(a)          Results for the six months ended March 31, 2010 include non-cash goodwill and long-lived asset impairment charges of $23.3 million.

	March 31,	September 30,
	2011	2010
Identifiable assets:
Defense - U.S. (a)	$599.9	$876.4
Access equipment:
U.S.	1,690.0	1,766.5
Europe (a)	808.9	794.0
Rest of world	215.0	186.7
Total access equipment	2,713.9	2,747.2
Fire & emergency:
U.S.	526.5	529.9
Europe	16.0	15.6
Total fire & emergency	542.5	545.5
Commercial:
U.S. (a)	329.5	316.4
Other North America (a)	37.9	38.7
Total commercial	367.4	355.1
Corporate and other:
U.S.	321.4	183.1
Rest of world	2.1	1.3
Total corporate and other	323.5	184.4
Consolidated	$4,547.2	$4,708.6

(a)          Includes investments in unconsolidated affiliates.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Net sales by geographic region based on product shipment destination were as follows (in millions):

	Six Months Ended
	March 31,
	2011	2010
Net sales:
United States	$2,876.0	$4,865.9
Other North America	71.8	38.3
Europe, Africa and Middle East	309.7	267.8
Rest of world	188.9	126.3
Consolidated	$3,446.4	$5,298.3

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

The following condensed supplemental consolidating financial information reflects the summarized financial information of Oshkosh Corporation, the Guarantors on a combined basis and Oshkosh Corporation’s non-guarantor subsidiaries on a combined basis (in millions):

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$1,004.9	$553.7	$227.9	$(40.9)	$1,745.6
Cost of sales	834.1	477.9	193.3	(40.8)	1,464.5
Gross income	170.8	75.8	34.6	(0.1)	281.1
Selling, general and administrative expenses	52.6	45.1	36.0	—	133.7
Amortization of purchased intangibles	—	9.8	5.2	—	15.0
Intangible asset impairment charges	—	—	—	—	—
Operating income (loss)	118.2	20.9	(6.6)	(0.1)	132.4
Interest expense	(50.0)	(22.1)	(0.9)	51.3	(21.7)
Interest income	0.9	6.2	45.2	(51.3)	1.0
Miscellaneous, net	3.4	(32.1)	29.1	—	0.4
Income (loss) from continuing operations before income taxes	72.5	(27.1)	66.8	(0.1)	112.1
Provision for (benefit from) income taxes	31.2	(11.2)	24.2	—	44.2
Income (loss) from continuing operations before equity in earnings of affiliates	41.3	(15.9)	42.6	(0.1)	67.9
Equity in earnings (losses) of consolidated subsidiaries	26.6	13.4	(11.1)	(28.9)	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	(0.2)	—	(0.2)
Income (loss) from continuing operations	67.9	(2.5)	31.3	(29.0)	67.7
Discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	67.9	(2.5)	31.3	(29.0)	67.7
Net loss attributable to the noncontrolling interest	—	—	0.2	—	0.2
Net income (loss) attributable to Oshkosh Corporation	$67.9	$(2.5)	$31.5	$(29.0)	$67.9

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$2,320.0	$1,129.6	$200.2	$(785.6)	$2,864.2
Cost of sales	1,831.8	1,002.4	186.4	(784.2)	2,236.4
Gross income	488.2	127.2	13.8	(1.4)	627.8
Selling, general and administrative expenses	49.2	38.0	31.1	—	118.3
Amortization of purchased intangibles	—	10.0	5.2	—	15.2
Intangible asset impairment charges	—	—	—	—	—
Operating income (loss)	439.0	79.2	(22.5)	(1.4)	494.3
Interest expense	(67.7)	(42.0)	(0.3)	64.3	(45.7)
Interest income	0.7	5.0	59.1	(64.3)	0.5
Miscellaneous, net	3.5	(16.2)	13.7	—	1.0
Income (loss) from continuing operations before income taxes	375.5	26.0	50.0	(1.4)	450.1
Provision for (benefit from) income taxes	130.1	14.2	13.6	(0.5)	157.4
Income (loss) from continuing operations before equity in earnings of affiliates	245.4	11.8	36.4	(0.9)	292.7
Equity in earnings (losses) of consolidated subsidiaries	47.2	(14.4)	7.1	(39.9)	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	(0.1)	—	(0.1)
Income (loss) from continuing operations	292.6	(2.6)	43.4	(40.8)	292.6
Discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	292.6	(2.6)	43.4	(40.8)	292.6
Net loss attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Oshkosh Corporation	$292.6	$(2.6)	$43.4	$(40.8)	$292.6

Condensed Consolidating Statement of Income

For the Six Months Ended March 31, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$2,164.6	$973.2	$423.1	$(114.5)	$3,446.4
Cost of sales	1,749.0	848.0	377.7	(118.4)	2,856.3
Gross income	415.6	125.2	45.4	3.9	590.1
Selling, general and administrative expenses	107.1	86.6	65.0	—	258.7
Amortization of purchased intangibles	—	19.9	10.4	—	30.3
Intangible asset impairment charges	—	—	—	—	—
Operating income (loss)	308.5	18.7	(30.0)	3.9	301.1
Interest expense	(104.8)	(44.7)	(2.1)	103.4	(48.2)
Interest income	1.7	12.8	90.7	(103.4)	1.8
Miscellaneous, net	5.7	(56.0)	50.4	—	0.1
Income (loss) from continuing operations before income taxes	211.1	(69.2)	109.0	3.9	254.8
Provision for (benefit from) income taxes	68.1	(21.7)	40.4	1.4	88.2
Income (loss) from continuing operations before equity in earnings of affiliates	143.0	(47.5)	68.6	2.5	166.6
Equity in earnings (losses) of consolidated subsidiaries	24.5	12.9	(42.5)	5.1	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	0.2	—	0.2
Income (loss) from continuing operations	167.5	(34.6)	26.3	7.6	166.8
Discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	167.5	(34.6)	26.3	7.6	166.8
Net loss attributable to the noncontrolling interest	—	—	0.7	—	0.7
Net income (loss) attributable to Oshkosh Corporation	$167.5	$(34.6)	$27.0	$7.6	$167.5

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Income

For the Six Months Ended March 31, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$4,222.9	$2,038.9	$388.5	$(1,352.0)	$5,298.3
Cost of sales	3,367.7	1,809.3	361.1	(1,346.8)	4,191.3
Gross income	855.2	229.6	27.4	(5.2)	1,107.0
Selling, general and administrative expenses	94.2	73.8	65.1	—	233.1
Amortization of purchased intangibles	—	20.1	10.5	—	30.6
Intangible asset impairment charges	—	—	23.3	—	23.3
Operating income (loss)	761.0	135.7	(71.5)	(5.2)	820.0
Interest expense	(140.0)	(84.8)	(1.6)	129.9	(96.5)
Interest income	1.7	10.3	119.3	(129.9)	1.4
Miscellaneous, net	4.6	(53.1)	49.7	—	1.2
Income (loss) from continuing operations before income taxes	627.3	8.1	95.9	(5.2)	726.1
Provision for (benefit from) income taxes	219.7	12.4	30.3	(1.8)	260.6
Income (loss) from continuing operations before equity in earnings of affiliates	407.6	(4.3)	65.6	(3.4)	465.5
Equity in earnings (losses) of consolidated subsidiaries	53.2	(17.8)	(18.8)	(16.6)	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	(0.4)	—	(0.4)
Income (loss) from continuing operations	460.8	(22.1)	46.4	(20.0)	465.1
Discontinued operations, net of tax	1.4	—	(4.3)	—	(2.9)
Net income (loss)	462.2	(22.1)	42.1	(20.0)	462.2
Net loss attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Oshkosh Corporation	$462.2	$(22.1)	$42.1	$(20.0)	$462.2

Condensed Consolidating Balance Sheet

As of March 31, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$271.7	$4.9	$140.1	$—	$416.7
Receivables, net	371.4	326.3	138.9	(62.7)	773.9
Inventories, net	202.0	320.2	253.3	(1.9)	773.6
Other current assets	80.1	32.9	24.8	—	137.8
Total current assets	925.2	684.3	557.1	(64.6)	2,102.0
Investment in and advances to consolidated subsidiaries	2,501.2	(1,308.7)	2,748.9	(3,941.4)	—
Intangible assets, net	—	1,153.7	776.6	—	1,930.3
Other long-term assets	166.0	159.5	189.4	—	514.9
Total assets	$3,592.4	$688.8	$4,272.0	$(4,006.0)	$4,547.2

Liabilities and Equity
Current liabilities:
Accounts payable	$396.7	$227.1	$104.9	$(59.3)	$669.4
Customer advances	115.8	122.8	11.4	—	250.0
Other current liabilities	317.2	133.2	99.3	(5.3)	544.4
Total current liabilities	829.7	483.1	215.6	(64.6)	1,463.8
Long-term debt, less current maturities	1,053.7	0.1	—	—	1,053.8
Other long-term liabilities	166.8	172.9	147.7	—	487.4
Equity:
Oshkosh Corporation shareholders' equity	1,542.7	32.7	3,909.2	(3,941.9)	1,542.7
Noncontrolling interest	(0.5)	—	(0.5)	0.5	(0.5)
Total equity	1,542.2	32.7	3,908.7	(3,941.4)	1,542.2
Total liabilities and equity	$3,592.4	$688.8	$4,272.0	$(4,006.0)	$4,547.2

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of September 30, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$202.2	$2.5	$134.3	$—	$339.0
Receivables, net	481.8	364.1	147.4	(103.8)	889.5
Inventories, net	348.4	257.2	244.8	(1.8)	848.6
Other current assets	78.8	31.0	29.0	—	138.8
Total current assets	1,111.2	654.8	555.5	(105.6)	2,215.9
Investment in and advances to consolidated subsidiaries	2,602.3	(1,367.1)	2,678.8	(3,914.0)	—
Intangible assets, net	—	1,170.9	775.0	—	1,945.9
Other long-term assets	168.0	163.1	215.7	—	546.8
Total assets	$3,881.5	$621.7	$4,225.0	$(4,019.6)	$4,708.6

Liabilities and Equity
Current liabilities:
Accounts payable	$588.6	$144.7	$85.3	$(100.9)	$717.7
Customer advances	251.5	106.7	15.0	—	373.2
Other current liabilities	468.3	141.7	115.8	(4.7)	721.1
Total current liabilities	1,308.4	393.1	216.1	(105.6)	1,812.0
Long-term debt, less current maturities	1,086.4	—	—	—	1,086.4
Other long-term liabilities	159.9	179.2	144.3	—	483.4
Equity:
Oshkosh Corporation shareholders' equity	1,326.8	49.4	3,864.4	(3,914.0)	1,326.6
Noncontrolling interest	—	—	0.2	—	0.2
Total equity	1,326.8	49.4	3,864.6	(3,914.0)	1,326.8
Total liabilities and equity	$3,881.5	$621.7	$4,225.0	$(4,019.6)	$4,708.6

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$90.1	$61.1	$105.4	$—	$256.6

Investing activities:
Additions to property, plant and equipment	(17.5)	(8.8)	(4.7)	—	(31.0)
Additions to equipment held for rental	—	—	(3.1)	—	(3.1)
Intercompany investing	154.1	(37.1)	(103.4)	(13.6)	—
Other investing activities	(0.2)	0.1	7.5	—	7.4
Net cash provided (used) by investing activities	136.4	(45.8)	(103.7)	(13.6)	(26.7)

Financing activities:
Repayment of long-term debt	(65.2)	(0.1)	—	—	(65.3)
Net repayments under revolving credit facility	(100.0)	—	—	—	(100.0)
Intercompany financing	(0.6)	(13.0)	—	13.6	—
Other financing activities	8.8	—	—	—	8.8
Net cash used by financing activities	(157.0)	(13.1)	—	13.6	(156.5)

Effect of exchange rate changes on cash	—	0.2	4.1	—	4.3
Increase (decrease) in cash and cash equivalents	69.5	2.4	5.8	—	77.7
Cash and cash equivalents at beginning of period	202.2	2.5	134.3	—	339.0
Cash and cash equivalents at end of period	$271.7	$4.9	$140.1	$—	$416.7

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$682.7	$(68.8)	$151.4	$—	$765.3

Investing activities:
Additions to property, plant and equipment	(23.8)	(5.3)	(5.3)	—	(34.4)
Additions to equipment held for rental	—	—	(3.5)	—	(3.5)
Intercompany investing	99.5	84.1	(170.0)	(13.6)	—
Other investing activities	—	0.1	7.2	—	7.3
Net cash provided (used) by investing activities	75.7	78.9	(171.6)	(13.6)	(30.6)

Financing activities:
Repayment of long-term debt	(906.7)	(0.1)	(0.2)	—	(907.0)
Proceeds from issuance of long-term debt	500.0	—	—	—	500.0
Intercompany financing	(0.6)	(13.0)	—	13.6	—
Other financing activities	(6.6)	—	—	—	(6.6)
Net cash used by financing activities	(413.9)	(13.1)	(0.2)	13.6	(413.6)

Effect of exchange rate changes on cash	—	0.1	(6.7)	—	(6.6)
Increase (decrease) in cash and cash equivalents	344.5	(2.9)	(27.1)	—	314.5
Cash and cash equivalents at beginning of period	340.6	5.6	184.2	—	530.4
Cash and cash equivalents at end of period	$685.1	$2.7	$157.1	$—	$844.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview,” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the impact on revenues and margins of the decrease in MRAP-All Terrain Vehicle (“M-ATV”) production rates; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, especially during periods of global economic weakness, tight credit markets and lower municipal spending; the Company’s ability to produce vehicles under the Family of Medium Tactical Vehicles (“FMTV”) contract at targeted margins and at required volumes to receive and sustain performance-based payments; the duration of the ongoing global economic weakness, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than equity market expectations; the expected level and timing of U.S. Department of Defense (“DoD”) procurement of products and services and funding thereof; risks related to reductions in government expenditures in light of U.S. defense budget pressures and an uncertain DoD tactical wheeled vehicle strategy; the potential for the U.S. government to competitively bid the Company’s Army and Marine Corps contracts; the consequences of financial leverage, which could limit the Company’s ability to pursue various opportunities; increasing commodity and other raw material costs, particularly in a sustained economic recovery; the ability to pass on to customers price increases to offset higher input costs; risks related to costs and charges as a result of facilities consolidation and alignment, including that anticipated cost savings may not be achieved; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production delays arising from supplier quality or production issues, especially in light of the significant recent earthquake and subsequent tsunami in Japan; risks associated with international operations and sales, including foreign currency fluctuations and compliance with the Foreign Corrupt Practices Act; risks related to work stoppages and other labor matters, especially in light of the pending contract expiration for union employees at the Company’s Oshkosh defense facilities; the potential for disruptions or cost overruns in the Company’s global enterprise system implementation; the potential for increased costs relating to compliance with changes in laws and regulations; and risks related to disruptions in the Company’s distribution networks. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2011 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company continued its transition in the second quarter of fiscal 2011 from high volume production of M-ATVs to the gradual launch of production of the U.S. Army’s FMTVs. As margins on the FMTV program have been and are expected to remain significantly lower than the margins the Company generated on the M-ATV program, this transition will challenge the Company’s earnings comparisons during fiscal 2011, but the Company continues to expect to be profitable during both the third and fourth quarters of fiscal 2011. The Company remains focused on optimizing its operations and investing in its people, its infrastructure and new product development to position itself to take advantage of future growth opportunities.

Combined vehicle and parts & service revenues under the M-ATV program totaled $248.8 million in the second quarter of fiscal 2011, which reflected a decrease of $1.38 billion from the prior year second quarter. Lower M-ATV revenues were the primary driver for the $1.12 billion, or 39.1%, decrease in consolidated revenues during the period. Completion of the requirements on the M-ATV production contract also was a significant factor that contributed to a $361.9 million, or 73.2%, decrease in consolidated operating income in the second quarter compared to the previous year second quarter. The Company reported earnings per share of $0.74 in the second quarter of fiscal 2011, primarily due to defense segment performance and a return to profitability from sales to external customers in the access equipment segment. Orders in the access equipment segment for the second quarter were up significantly, both sequentially from the first quarter and year over year, leading to a backlog of $596.3 million at March 31, 2011. The strong order rates resulted from replacement of aged equipment in North America and Europe along with economic growth and increased product adoption in emerging markets. Sales in the fire & emergency segment were down from the prior year quarter due largely to continued lower municipal spending in the U.S. Lower sales, an adverse product mix, and facility consolidation costs led to an operating loss in the fire & emergency segment in the second quarter. The commercial segment experienced a slight rebound in sales of aftermarket parts and reported modest operating income for the quarter.

The ramp-up of the FMTV program has been challenging for the Company as it worked through a number of issues associated with the start-up of production. The Company expensed start-up costs of $13.5 million during the second quarter of fiscal 2011, which resulted in a loss for the FMTV program for the quarter. The Company expects to incur additional start-up costs in the third and fourth quarters of fiscal 2011, but at amounts lower than in the second quarter, which it expects will lead to further losses for the program in those quarters. The Company expects that FMTV production and sales beyond fiscal 2011 will be profitable and, therefore, has not recorded a charge for a loss contract. In evaluating the profitability under the FMTV contract, it is necessary to estimate future production costs. Management cost assumptions include estimates for future increases in the costs of raw materials, targeted cost savings and production efficiencies. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of profitability. For example, a 1% escalation in material costs over the Company’s projection for FMTV orders currently in backlog would increase the cost of materials by approximately $21 million. Although this amount is less than the expected future profitability, it would significantly reduce the expected future gross margins on orders received to date. It is possible that assumptions underlying the analysis could change in such a manner that the Company would determine in the future that this is a loss contract, which could result in a material charge.

While not providing specific quantitative guidance for the remainder of fiscal 2011, the Company believes that operating income and net income in the last six months of fiscal 2011 will be lower than the first six months of fiscal 2011 as the first half of fiscal 2011 benefitted from $763.8 million of M-ATV related sales. The Company expects that aggregate sales in its defense segment will be $4.1 to $4.2 billion in fiscal 2011. The defense segment sales estimate is down $300 million from the Company’s first quarter expectations as certain sales previously expected to be realized in fiscal 2011 will not be realized until fiscal 2012 due to the late signing of the fiscal 2011 U.S. federal budget. The Company believes that sufficient time does not exist to obtain a delivery order, manufacture and deliver the vehicles in time for the sales to occur in fiscal 2011. In addition, the Company has removed sales under a contract to produce 250 M-ATV ambulances for the DoD from its defense sales estimate as a result of a stop work order it received during the second quarter of fiscal 2011. The Company expects that operating income margins in the defense segment in the second half of the fiscal year will be significantly lower than the first half of the fiscal year as FMTV sales volume is expected to progressively increase through the remainder of the year. As a result, the Company believes that defense segment operating income margins for the full year will be in the low double digits as a percentage of sales, with margins in the third quarter expected to be higher than in the fourth quarter as a result of a more favorable sales mix. The Company believes that start-up related issues associated with the FMTV program, which included diverting resources from cost reduction efforts, will cause the Company to realize a loss on units delivered under the FMTV contract in fiscal 2011.

The Company believes that the access equipment segment will record solid year-over-year gains in sales to external customers in fiscal 2011 based on higher equipment replacement demand in North America and Europe and continued growth in emerging markets. The Company continues to believe that operating income margins in the access equipment segment, including the impact of any restructuring charges, will be in the low single digits in fiscal 2011. The Company expects to incur $2 to $7 million of additional charges in connection with the announced plant consolidations in the access equipment segment in fiscal 2011.

Due primarily to continued weak municipal spending on fire apparatus, the Company believes that fire & emergency segment sales in fiscal 2011 will be down compared to fiscal 2010. The Company anticipates that sales in the second half of fiscal 2011 will be stronger than in the first half due to scheduled deliveries currently in our backlog, including a few multi-unit international orders. The Company expects that this segment will be profitable in the second half of fiscal 2011, but believes that full year operating income margins will be significantly lower than in fiscal 2010 due to the lower volume, increased new product development spending, and a more challenging pricing environment, especially internationally. In addition, the Company expects to incur approximately $5 million of additional charges in connection with the previously announced plant consolidations in the fire & emergency segment in fiscal 2011.

The Company believes that sales in the commercial segment will be down slightly in fiscal 2011 compared to fiscal 2010. While the Company expects concrete mixer sales will remain relatively flat domestically, it believes that international concrete mixer sales will continue to grow. The Company estimates that refuse collection vehicle sales will be slightly lower in fiscal 2011 compared to fiscal 2010. The Company expects that operating income margins in the commercial segment will be slightly lower in fiscal 2011 than in fiscal 2010 due to an expected reduction of LIFO inventory benefits.

The Company expects that corporate expenses will be higher in fiscal 2011 than in fiscal 2010 as a result of increased investments to support global growth initiatives. The Company expects significantly lower interest expense in fiscal 2011 due to lower debt levels and a lower interest rate spread as a result of the refinancing of its credit agreement completed in September 2010. The Company expects that fiscal 2011 capital expenditures will approximate $100 million to $110 million. The Company believes that its fiscal 2011 effective income tax rate will approximate 36%, including the benefit of discrete items reflected in the first six months of fiscal 2011.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2011	2010	2011	2010
Net sales
Defense	$972.3	$2,270.2	$2,086.0	$4,129.9
Access equipment	471.2	1,010.2	798.5	1,763.9
Fire & emergency	177.2	214.1	378.7	439.3
Commercial	151.7	145.9	271.2	301.0
Intersegment eliminations	(26.8)	(776.2)	(88.0)	(1,335.8)
Consolidated	$1,745.6	$2,864.2	$3,446.4	$5,298.3

Second Quarter Fiscal 2011 Compared to 2010

Consolidated net sales decreased 39.1% to $1.75 billion for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 largely due to the scheduled decrease in sales under the M-ATV contract.

Defense segment net sales decreased 57.2% to $972.3 million for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The decrease in sales was primarily due to completion of M-ATV production under the initial delivery orders awarded during fiscal 2009 and 2010, offset in part by higher shipments of reducible height armor kits of $73.6 million. Combined vehicle and parts & service sales related to the M-ATV program totaled $248.8 million in the second quarter of fiscal 2011, a decrease of $1.38 billion as compared to the second quarter of the prior year.

Access equipment segment net sales decreased 53.3% to $471.2 million for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 due to the cessation of intersegment M-ATV related production, offset in part by increased sales to external customers. Second quarter fiscal 2010 sales included $737.2 million in intersegment M-ATV related sales. Sales to external customers increased 72.7% compared to the second quarter of fiscal 2010 primarily as a result of improved replacement demand in North America following extremely low demand in the prior year quarter. Sales of new access equipment increased 101.0% compared with the prior year quarter as a result of the replacement of aged equipment in North America and Europe as well as economic growth and increased product adoption in emerging markets.

Fire & emergency segment net sales decreased 17.2% to $177.2 million for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The decrease in sales reflected lower fire fighting apparatus volume ($31.6 million) and a shift in the timing of airport products sales to later in the fiscal year ($15.8 million). Weak municipal spending in the U.S. was the primary driver of a decrease in the fire fighting apparatus sales, with the North American market down by approximately 30 percent from its long-term average.

Commercial segment net sales increased 3.9% to $151.7 million for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The slight increase in sales was primarily the result of improved aftermarket parts sales.

First Six Months of Fiscal 2011 Compared to 2010

Consolidated net sales decreased 35.0% to $3.45 billion for the first six months of fiscal 2011 compared to the first six months of fiscal 2010 largely due to the scheduled decrease in sales under the M-ATV contract.

Defense segment net sales decreased 49.5% to $2.09 billion for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The decrease in sales was primarily due to completion of M-ATV production under the initial delivery orders awarded during fiscal 2009 and 2010 and lower Family of Heavy Tactical Vehicles (“FHTV”) volume ($119.2 million), offset in part by an increase in M-ATV related aftermarket parts & service sales. Combined vehicle and parts & services sales related to the M-ATV program totaled $763.8 million in the first six months of fiscal 2011, a decrease of $1.97 billion as compared to the first six months of the prior year.

Access equipment segment net sales decreased 54.7% to $798.5 million for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. Sales for the first six months of fiscal 2011 included $36.7 million in intersegment
M-ATV related sales compared to $1.27 billion in the first six months of fiscal 2010. Sales to external customers totaled $761.8 million in the first six months of fiscal 2011, a 55.0% increase compared to the first six months of fiscal 2010. The increase in sales to external customers was primarily related to improved demand following extremely low demand in the prior year. Sales of new equipment increased 77.2% compared with the prior year period as a result of replacement of aged equipment in North America and Europe as well as economic growth and increased product adoption in emerging markets.

Fire & emergency segment net sales decreased 13.8% to $378.7 million for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The decrease in sales reflected lower fire fighting apparatus volume ($80.0 million) due to soft demand attributable to weak municipal spending in the U.S.

Commercial segment net sales decreased 9.9% to $271.2 million for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The decrease in sales was primarily the result of a $36.9 million decline in refuse collection vehicles volume due to lower volume with large waste haulers as a result of delayed orders.

Analysis of Consolidated Cost of Sales

Second Quarter Fiscal 2011 Compared to 2010

Consolidated cost of sales were $1.46 billion, or 83.9% of sales, in the second quarter of fiscal 2011 compared to $2.24 billion, or 78.1% of sales, in the second quarter of fiscal 2010. The 580 basis point increase in cost of sales as a percentage of sales in the second quarter of fiscal 2011 compared to the same quarter in the prior year was generally due to under absorption of fixed costs and inefficiencies associated with lower sales (250 basis points), adverse product mix (230 basis points) and higher new product development spending (130 basis points).

First Six Months of Fiscal 2011 Compared to 2010

Consolidated cost of sales were $2.86 billion, or 82.9% of sales, in the first six months of fiscal 2011 compared to $4.19 billion, or 79.1% of sales, in the first six months of fiscal 2010. The 380 basis point increase in cost of sales as a percentage of sales in the first six months of fiscal 2011 compared to the same period in the prior year was generally due to under absorption of fixed costs and inefficiencies associated with lower sales (240 basis points) and higher new product development spending (110 basis points).

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2011	2010	2011	2010
Operating income (loss)
Defense	$141.6	$452.8	$359.5	$792.5
Access equipment	17.7	45.8	1.0	59.1
Fire & emergency	(6.6)	19.3	(4.0)	17.3
Commercial	5.3	1.4	(2.4)	4.5
Corporate	(25.5)	(23.8)	(56.7)	(48.2)
Intersegment eliminations	(0.1)	(1.2)	3.7	(5.2)
Consolidated	$132.4	$494.3	$301.1	$820.0

Second Quarter Fiscal 2011 Compared to 2010

Consolidated operating income decreased 73.2% to $132.4 million, or 7.6% of sales, in the second quarter of fiscal 2011 compared to $494.3 million, or 17.3% of sales, in the second quarter of fiscal 2010. The decrease in operating income was primarily the result of lower sales volume.

Defense segment operating income decreased 68.7% to $141.6 million, or 14.6% of sales, in the second quarter of fiscal 2011 compared to $452.8 million, or 19.9% of sales, in the prior year quarter. The decrease in operating income as a percentage of sales compared to the prior year quarter reflected the impact of lower production volumes on a relatively fixed cost base (360 basis points), an adverse product mix (210 basis points), start-up losses on the FMTV contract (140 basis points) and higher new product development spending (70 basis points), offset in part by favorable warranty and undefinitized contract award adjustments (120 basis points) related to changes to cost estimates on the M-ATV SOCOM variant.

Access equipment segment operating income decreased 61.2% to $17.7 million, or 3.8% of sales, for the second quarter of fiscal 2011 compared to operating income of $45.8 million, or 4.5% of sales, in the prior year quarter. The decline in operating results was due to the cessation of intersegment M-ATV related sales offset in part by higher sales to external customers and improved product mix. In the prior year quarter, the access equipment segment recognized $737.2 million of intersegment M-ATV related sales at high single-digit margins.

The fire & emergency segment reported an operating loss of $6.6 million, or 3.7% of sales, for the second quarter of fiscal 2011 compared to operating income of $19.3 million, or 9.0% of sales, in the prior year quarter. The decline in operating results largely reflected lower sales volumes and the related absorption impact ($12.0 million) and adverse product mix ($3.3 million). Second quarter fiscal 2011 results also included restructuring charges and other costs related to the Company’s plans to rationalize and optimize its global manufacturing footprint of $3.2 million.

Commercial segment operating income increased 273.4% to $5.3 million, or 3.5% of sales, for the second quarter of fiscal 2011 compared to operating income of $1.4 million, or 1.0% of sales, in the prior year quarter. The increase in operating results was largely due to improved absorption related to increased production levels compared to the prior year period.

Corporate operating expenses increased $1.7 million to $25.5 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, largely due to the Company’s investment to support its growth initiatives for fiscal 2012 and beyond.

Consolidated selling, general and administrative expenses increased 13.0% to $133.7 million, or 7.7% of sales, in the second quarter of fiscal 2011 compared to $118.3 million, or 4.1% of sales, in the second quarter of fiscal 2010. The increase in selling, general and administrative expenses was due primarily to higher salaries and fringe benefits ($7.8 million), outside services ($2.5 million), advertising and trade shows ($2.4 million) and travel ($1.7 million). Consolidated selling, general and administrative expenses as a percentage of sales increased largely due to lower sales in the current year quarter.

First Six Months Fiscal 2011 Compared to 2010

Consolidated operating income decreased 63.3% to $301.1 million, or 8.7% of sales, in the first six months of fiscal 2011 compared to $820.0 million, or 15.5% of sales, in the first six months of fiscal 2010. Operating income in the first six months of fiscal 2010 included pre-tax, non-cash charges for the impairment of goodwill and other long-lived assets in the Company’s fire & emergency segment of $23.3 million. The decrease in operating income was primarily the result of lower sales volume.

Defense segment operating income decreased 54.6% to $359.5 million, or 17.2% of sales, in the first six months of fiscal 2011 compared to $792.5 million, or 19.2% of sales, in the first six months of fiscal 2010. The decrease in operating income as a percentage of sales compared to the first six months of the prior year reflected the impact of lower M-ATV production and sales on a relatively fixed cost base (280 basis points), start-up losses on the FMTV contract (70 basis points) and higher new product development spending (50 basis points), offset in part by favorable warranty and undefinitized contract award adjustments (80 basis points) related to the M-ATV contract.

Access equipment segment operating income decreased 98.2% to $1.0 million, or 0.1% of sales, in the first six months of fiscal 2011 compared to $59.1 million, or 3.3% of sales, in the first six months of fiscal 2010. The decline in operating results was due to the decrease in intersegment M-ATV related sales, offset in part by higher sales to external customers, improved product mix and the reversal of provisions for credit losses of $6.0 million, primarily related to a customer settlement, compared to a provision for credit losses of $8.8 million in the first six months of the prior year. In the first six months of the prior year, the access equipment segment recognized $1.27 billion of intersegment M-ATV related sales at high single-digit margins compared to intersegment M-ATV related sales of $36.7 million at mid single-digit margins in the first six months of fiscal 2011.

The fire & emergency segment reported an operating loss of $4.0 million, or 1.1% of sales, for the first six months of fiscal 2011 compared to operating income of $17.3 million, or 3.9% of sales, in the first six months of fiscal 2010. The operating results in the first six months of fiscal 2010 included pre-tax, non-cash charges for the impairment of goodwill and other long-lived assets of $23.3 million. The decrease in operating results largely reflected lower sales volumes and the related absorption impact ($27.2 million), restructuring charges and other costs related to the Company’s plans to rationalize and optimize its global manufacturing footprint ($4.2 million) and pricing of international sales.

The commercial segment generated an operating loss of $2.4 million, or 0.9% of sales, in the first six months of fiscal 2011 compared to operating income of $4.5 million, or 1.5% of sales, in the first six months of fiscal 2010. The decrease in operating results was largely a result of lower sales volumes.

Corporate operating expenses increased $8.5 million to $56.7 million in the first six months of fiscal 2011 compared to the first six months of fiscal 2010, largely due to higher compensation related to the elimination of prior year salary and benefit reductions and higher share-based compensation related to increases in share price, along with the Company’s investments to support its growth initiatives for fiscal 2012 and beyond.

Intersegment profit of $3.7 million in the first six months of fiscal 2011 resulted from profit on intersegment sales between segments (largely M-ATV related sales between access equipment and defense). To the extent that the purchasing segment sells the inventory to an outside party, previously deferred intersegment profits are recognized in consolidated earnings through intersegment profit eliminations.

Consolidated selling, general and administrative expenses increased 11.0% to $258.7 million, or 7.5% of sales, in the first six months of fiscal 2011 compared to $233.1 million, or 4.4% of sales, in the first six months of fiscal 2010. The increase in selling, general and administrative expenses was due primarily to higher salaries and fringe benefits ($17.7 million), outside services ($5.7 million), restructuring costs ($4.3 million) and travel ($4.0 million), offset in part by a lower provision for credit losses of $14.9 million. Consolidated selling, general and administrative expenses as a percentage of sales increased largely due to lower sales in the current year period.

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2011 Compared to 2010

Interest expense net of interest income decreased $24.5 million to $20.7 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, largely as a result of the effect of lower borrowings as well as lower interest rates following the refinancing of the Company’s credit agreement in September 2010. Average debt outstanding decreased from $1.67 billion during the second quarter of fiscal 2010 to $1.09 billion in the second quarter of fiscal 2011 as a result of strong cash flow generation during the last 12 months. In addition, the Company wrote-off deferred financing expenses of $5.3 million associated with the prepayment of debt in the second quarter of fiscal 2010.

The Company recorded a provision for income taxes of 39.5% of pre-tax income in the second quarter of fiscal 2011 compared to 35.0% in the prior year quarter. Second quarter fiscal 2011 results include unbenefitted foreign losses which increased the effective income tax rate by approximately 250 basis points.

Equity in earnings (losses) of unconsolidated affiliates of $(0.2) million in the second quarter of fiscal 2011 and $(0.1) million in the second quarter of fiscal 2010 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

First Six Months Fiscal 2011 Compared to 2010

Interest expense net of interest income decreased $48.7 million to $46.4 million in the first six months of fiscal 2011 compared to the first six months of fiscal 2010, largely as a result of the effect of lower borrowings. Average debt outstanding decreased from $1.79 billion during the first six months of fiscal 2010 to $1.12 billion in the first six months of fiscal 2011.

The Company recorded a provision for income taxes of 34.6% of pre-tax income in the first six months of fiscal 2011 compared to 35.9% for the first six months of fiscal 2010. The first six months of fiscal 2011 effective tax rate included discrete tax benefits associated with the impact of benefits associated with foreign tax credits related to a decision to repatriate earnings previously fully reinvested (234 basis points), the December 2010 reinstatement of the U.S. research and development tax credit (83 basis points) and reductions of tax reserves associated with expiration of statutes of limitations (66 basis points). These discrete benefits were partially offset by unbenefitted foreign losses (216 basis points) due to cumulative net operating losses.

Equity in earnings (losses) of unconsolidated affiliates of $0.2 million in the first six months of fiscal 2011 and $(0.4) million in the first six months of fiscal 2010 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

Financial Condition at March 31, 2011

The Company’s capitalization was as follows (in millions):

	March 31,	September 30,
	2011	2010
Cash and cash equivalents	$416.7	$339.0
Total debt	1,136.9	1,302.3
Oshkosh Corporation shareholders' equity	1,542.7	1,326.6
Total capitalization (debt plus equity)	2,679.6	2,628.9
Debt to total capitalization	42.4%	49.5%

The Company repaid $165.3 million of debt during the first six months of fiscal 2011. The Company used cash generated from operations in the first six months of fiscal 2011 to make all scheduled fiscal 2011 principal payments under the Term Loan (as defined in “Liquidity”) and repaid $100.0 million of borrowings under the Company’s Revolving Credit Facility (as defined in “Liquidity”) during the first six months of fiscal 2011. The Company’s primary use of cash generated from operations continued to be debt reduction.

In addition to cash and cash equivalents, the Company had $467.0 million of unused available capacity under the Revolving Credit Facility as of March 31, 2011. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

Cash Flows

Operating Cash Flows

The Company generated $256.6 million of cash from operating activities during the first six months of fiscal 2011 compared to $765.3 million during the first six months of fiscal 2010. The decrease in cash from operating activities in the first six months of fiscal 2011 was primarily due to the decrease in net income and higher working capital requirements. Cash generation (use) from changes in significant working capital accounts were as follows (in millions):

	Six Months Ended
	March 31,
	2011	2010

Receivables, net	$119.9	$(245.3)
Inventories, net	80.8	(88.5)
Prepaid expenses	(2.1)	98.7
Accounts payable	(46.6)	442.4
Customer advances	(123.2)	(93.5)
Payroll-related obligations	(32.8)	19.0
Deferred revenue	(39.8)	14.8
	$(43.8)	$147.6

Changes in receivables, inventories, accounts payable and customer advances in the first six months of fiscal 2011 were primarily driven by reductions in M-ATV production and sales in the defense segment. The change in payroll-related obligations was primarily the result of the payment of fiscal 2010 year-end incentive compensation in the first quarter of fiscal 2011 compared to a lower payout in fiscal 2010. The decrease in deferred revenue in fiscal 2011 resulted from the recognition of revenue on armor kits as a result of the shipment of the product.

The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Consolidated days sales outstanding (defined as “Trade Receivables” divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 37 days at September 30, 2010 to 39 days at March 31, 2011. The slight increase in days sales outstanding was primarily due to the increase in access equipment segment sales to external customers, which tend to have longer terms than defense sales. Days sales outstanding on non-defense sales was 52 days at March 31, 2011, up from 49 days at September 30, 2010. Consolidated inventory turns (defined as “Cost of Sales” divided by the average “Inventory” as of the previous five quarter end periods) decreased from 6.7 times at September 30, 2010 to 4.9 times at March 31, 2011. The decrease in inventory turns was primarily related to the scheduled completion of M-ATV production in fiscal 2011, which had a positive impact on inventory turns in the prior year period due to the velocity of the program.

Investing Cash Flows

Cash flows relating to investing activities consist primarily of cash used for capital expenditures. Net cash used in investing activities in the first six months of fiscal 2011 was $26.7 million compared to $30.6 million in the first six months of fiscal 2010. Capital spending, excluding equipment held for rental, in the first six months of fiscal 2011 remained relatively consistent with the first six months of fiscal 2010. In fiscal 2011, the Company expects capital spending to approximate $100 million to $110 million.

Financing Cash Flows

Financing activities consist primarily of repayments of indebtedness. Financing activities resulted in a net use of cash of $156.5 million during the first six months of fiscal 2011 compared to $413.6 million during the first six months of fiscal 2010. The repayment of debt has slowed in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 as a result of the decrease in cash provided by operating activities.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from income, availability under the $550.0 million Revolving Credit Facility (as defined below) and available cash and cash equivalents. In addition to cash and cash equivalents of $416.7 million, the Company had $467.0 million of unused availability under the Revolving Credit Facility as of March 31, 2011. These sources of liquidity are needed to fund the Company’s working capital requirements, debt service requirements and capital expenditures. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At March 31, 2011, the interest spread on the Revolving Credit Facility and Term Loan was 250 basis points. The weighted-average interest rate on borrowings outstanding at March 31, 2011, prior to consideration of the interest rate swap, was 2.75% for the Revolving Credit Facility and 2.78% for the Term Loan.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement in 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement (7.605% at March 31, 2011). The notional amount of the swap at March 31, 2011 was $250 million.

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

•                  Senior Secured Leverage Ratio: A maximum senior secured leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated secured indebtedness to the Company’s consolidated EBITDA) of the following:

Fiscal Quarters Ending
March 31, 2011 through September 30, 2011	3.25 to 1.0
December 31, 2011 through September 30, 2012	3.00 to 1.0
Thereafter	2.75 to 1.0

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2011 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of March 31, 2011.

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

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2010 have not materially changed since that report was filed, except for the following:

The ramp-up of the FMTV program has been challenging for the Company as it worked through a number of issues associated with the start-up of production. The Company expensed start-up costs of $13.5 million during the second quarter of fiscal 2011, which resulted in a loss for the FMTV program for the quarter. The Company expects to incur additional start-up costs in the third and fourth quarters of fiscal 2011, but at amounts lower than in the second quarter, which it expects will lead to further losses for the program in those quarters. The Company expects that FMTV production and sales beyond fiscal 2011 will be profitable and, therefore, has not recorded a charge for a loss contract. In evaluating the profitability under the FMTV contract, it is necessary to estimate future production costs. Management cost assumptions include estimates for future increases in the costs of raw materials, targeted cost savings and production efficiencies. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of profitability. For example, a 1% escalation in material costs over the Company’s projection for FMTV orders currently in backlog would increase the cost of materials by approximately $21 million. Although this amount is less than the expected future profitability, it would significantly reduce the expected future gross margins on orders received to date. It is possible that assumptions underlying the analysis could change in such a manner that the Company would determine in the future that this is a loss contract, which could result in a material charge.

New Accounting Standards

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s Condensed Consolidated Financial Statements of new accounting standards.

Customers and Backlog

Sales to the U.S. government comprised approximately 59% of the Company’s net sales in the first six months of fiscal 2011. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders received prior to commencing production.

The Company’s backlog as of March 31, 2011 increased 21.2% to $6.16 billion compared to $5.08 billion at March 31, 2010. Defense segment backlog increased 16.5% to $4.99 billion at March 31, 2011 compared to $4.28 billion at March 31, 2010 due largely to additional delivery orders received under the FMTV contract awarded in August 2009, offset in part by the completion of the initial delivery orders for 8,079 M-ATVs. Access equipment segment backlog increased 193.4% to $596.3 million at March 31, 2011 compared to $203.3 million at March 31, 2010 due largely to increased orders from North American customers. Fire & emergency segment backlog decreased 8.2% to $459.8 million at March 31, 2011 compared to $500.6 million at March 31, 2010 due largely to weak domestic municipal spending. Commercial segment backlog increased 19.7% to $119.1 million at March 31, 2011 compared to $99.5 million at March 31, 2010. Unit backlog for concrete mixers was up 41.6% compared to March 31, 2010, primarily as a result of increased international orders. Unit backlog for refuse collection vehicles was down 7.5% compared to March 31, 2010.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV, ID/IQ, LVSR and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. In December 2010, the Company was awarded a $161.6 million contract to produce 250 M-ATV ambulances for the DoD. During the second quarter of fiscal 2011, the DoD issued a stop work order relative to the M-ATV ambulance order. Orders remain in backlog during a stop work order and are removed only if and when a “termination for convenience” directive is received by the Company. Approximately 49% of the Company’s March 31, 2011 backlog is not expected to be filled in fiscal 2011.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2011. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2011 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The high levels of sales in our defense business in recent years have been due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, and we cannot predict how long these conflicts will last or the demand for our products that will arise out of such events. Accordingly, we cannot provide any assurance that the increased defense business as a result of these conflicts will continue. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of new contract awards that we may receive, such as the M-ATV and FMTV contracts. In addition, current economic conditions have put significant pressure on the U.S. federal budget, including the defense budget. Specifically, the President’s recently-approved defense budget for fiscal 2011 and the budget request for fiscal 2012 each include significantly lower funding for purchases of new military vehicles that we manufacture under our FHTV contract than in prior years. Moreover, the level of U.S. military involvement in Iraq has been significantly reduced and uncertainty exists regarding the future level of U.S. military involvement in Afghanistan and the level of defense funding that will be allocated to support U.S. military involvement in Iraq and Afghanistan. The magnitude of the adverse impact that federal budget pressures, future defense funding for U.S. military involvement in Iraq and Afghanistan and an uncertain DoD tactical wheeled vehicle strategy will have on funding for Oshkosh defense programs is uncertain, but directionally, we expect such funding to decline.

The decline compared to historical levels in overall customer demand in our access equipment, commercial and fire & emergency markets that we have experienced to date and any further decline could have a material adverse effect on our operating performance. The access equipment market that JLG operates in is highly cyclical and impacted by the strength of economies in general, by prevailing mortgage and other interest rates, by residential and non-residential construction spending, by the ability of rental companies to obtain third party financing to purchase revenue generating assets, by capital expenditures of rental companies in general and by other factors. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Refuse collection vehicle markets are less cyclical and impacted by the strength of economies in general, by municipal tax receipts and by capital expenditures of large waste haulers. Fire & emergency markets are also cyclical later in an economic downturn and are impacted by the economy generally and municipal tax receipts and capital expenditures. Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season in the Northern hemisphere.

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

•                  Certain of our government contracts for the U.S. Army and U.S. Marines could be suspended, opened for competition or terminated, and all such contracts expire in the future and may not be replaced, which could reduce revenues that we expect under the contracts and negatively affect margins in our defense segment. Specifically, during the second quarter of fiscal 2011, we received a stop work order from the U.S. government related to our previous award for 250 M-ATV ambulances. The U.S. government issued the stop work order in connection with its investigation of other options for delivery of ambulances to the theater. During the duration of the stop work order, we have worked, and we intend to continue to work, at our own expense to further refine this product to better meet the needs of our customer. If the U.S. government does not lift the stop work order or rescinds this award, we will not be able to recover amounts that we expend on this program during the duration of the stop work order.

•                  The current U.S. Administration has indicated that it supports increased competition for existing defense programs. The Weapon Systems Acquisition Reform Act also requires competition for defense programs in certain circumstances. Accordingly, it is possible that there will be competition for any M-ATV orders for units above the 10,000 unit ceiling in the initial contract award. Also, it is possible that the U.S. Army and U.S. Marines will conduct an open competition for programs for which we currently have contracts upon the expiration of the existing contracts. Our FHTV contract is scheduled to expire in September 2011, and we expect our vehicle deliveries under this contract to continue through October 2012. The U.S. Army has announced its intention to award a bridge contract for the FHTV program to us under which we would continue producing FHTVs while the U.S. Army develops a path to conduct an open competition for the next contract relating to this program in 2013. The bridge contract would likely include the purchase of the design rights to our vehicles under this contract so that the U.S. Army could compete the program. The U.S. Army may decide to forgo the issuance of this bridge contract, which may prevent us from realizing these revenues. Likewise, the U.S. Army and Marine Corps have inquired about purchasing the design rights to the M-ATV and Medium Tactical Vehicle Replacement (“MTVR”) that we produce, respectively. Competition for these and other DoD programs we currently have could result in the U.S. government awarding future contracts to another manufacturer or the U.S. government awarding the contracts to us at lower prices and operating margins than we experience under the current contracts.

•                  Defense truck contract awards that we receive may be subject to protests by competing bidders, which protests, if successful, could result in the DoD revoking part or all of any defense truck contract it awards to us and our inability to recover amounts we have expended in anticipation of initiating production under any such contract.

•                  Most of our government contracts, including the FMTV contract, are fixed-price contracts with price escalation factors included for those contracts that extend beyond one year. Our actual costs on any of these contracts may exceed our projected costs, which could result in profits lower than historically realized or than we anticipate or net losses under these contracts. In addition, if the timing and size of orders received from the U.S. government differ significantly from the assumptions that we used to price the contract, we may incur unanticipated start-up costs or expend more capital to start up production under the contract, and we may not benefit as we expected from contractual price increases, which could also result in lower than anticipated margins or net losses under these contracts. In particular, we bid the FMTV program at very aggressive margins. We have received orders to date under this program significantly in excess of the quantities that bidders were asked to use to prepare their pricing for this program in the original request for proposal. While the timing and extent of FMTV orders have created opportunities to leverage higher orders to reduce our material costs, they have adversely impacted start-up manufacturing costs under the contract and product pricing relative to what we had originally anticipated as we do not benefit from price escalation factors. In addition, the higher order rate for FMTVs has caused us to devote more attention to increasing our FMTV production capacity, which has delayed our focus on reducing manufacturing costs as compared to our original plans. Collectively, these items have caused us to incur losses under the FMTV program to date and we expect to also incur losses in the third and fourth quarters of fiscal 2011. Although we expect sales for the FMTV contract beyond fiscal 2011 to be profitable, this expectation is based on certain assumptions, including estimates for future increases in the costs of raw materials, targeted cost savings and production efficiencies. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of profitability. For example, a 1% escalation in material costs over the Company’s projection for FMTV orders currently in backlog would increase the cost of materials by approximately $21 million. Although this amount is less than the expected future profitability, it would significantly reduce the expected future gross margins on orders received to date. It is possible that assumptions underlying the analysis could change in such a manner that the Company would determine in the future that this is a loss contract, which could result in a material charge.

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

•                  Our defense truck contracts are large in size and require significant personnel and production resources, and when such contracts end, we must make adjustments to personnel and production resources. In particular, orders for FMTVs are requiring substantial personnel and production resources to enable us to maintain the production levels required to meet the delivery requirements for such orders, while we expect our FHTV production quantities and required personnel and production resources to decline.

•                  We have historically received payments in advance of product deliveries, or performance-based payments (“PBP”), on a number of our government contracts. In the event that we are not able to meet contractual delivery requirements on these contracts, the government may discontinue providing PBPs. Specifically, our government customer is not currently providing PBPs on the FMTV program as we have not met its contractual delivery requirements. If we are unable to improve our deliveries or reach agreement with our customer on a revised delivery schedule, we may not receive future PBPs under the FMTV program, which could have an adverse effect on our debt levels and cause us to incur higher interest rates on our outstanding debt.

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

Our credit agreement contains financial and restrictive covenants which, among other things, require us to satisfy quarter-end financial ratios, including a leverage ratio, a senior secured leverage ratio and an interest coverage ratio. Our ability to meet the financial ratios in such covenants may be affected by a number of risks or events, including the risks described in this Form 10-Q and events beyond our control. The indenture governing our senior notes also contains restrictive covenants. Any failure by us to comply with these restrictive covenants or the financial and restrictive covenants in our credit agreement could have a material adverse effect on our financial condition, results of operations and debt service capability.

Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings. Our current long-term debt ratings are BB with “stable” outlook from Standard & Poor’s Rating Services and Ba3 with “stable” outlook from Moody’s Investors Service. A downgrade to our credit ratings could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facilities or credit facility amendments more costly and/or difficult to obtain.

We had approximately $1.1 billion of debt outstanding as of March 31, 2011, which consisted primarily of $50 million drawn under our revolving credit facility maturing in October 2015, a $585 million term loan under our credit agreement maturing in October 2015 and $500 million of senior notes, $250 million of which mature in March 2017 and $250 million of which mature in March 2020. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. While we experienced strong earnings and significant debt reduction during fiscal 2010 due largely to M-ATV contract sales in the defense segment, fiscal 2011 is a transition year for us in which we expect to replace fiscal 2010 high volume production of M-ATVs with the gradual increase in production of FMTVs at what we expect to be low single digit negative margins through our fiscal 2011. As we discuss above, our dependency on contracts with U.S. and foreign government agencies, such as the FMTV contract, subjects us to a variety of risks that, if realized, could materially reduce our revenues, profits and cash flows. In addition, among other risks that we face that could affect our revenues, profits and cash flows, current continued weak economic conditions and tight credit markets could become more severe or prolonged. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or access borrowings to enable us to fund our liquidity needs, further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

The covenants in our credit agreement and the indenture governing our senior notes, our credit rating, our current debt levels and the current credit market conditions could have important consequences for our operations, including:

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

We expect to incur costs and charges as a result of measures such as facilities and operations consolidations and workforce reductions that we intend to reduce costs, and those measures also may be disruptive to our business and may not result in anticipated cost savings.

We have been consolidating facilities and operations in an effort to make our business more efficient. For example, we closed two JerrDan facilities and integrated JerrDan operations into existing JLG production facilities during the fourth quarter of fiscal 2010, we closed a facility and integrated our mobile medical business into our Clearwater, Florida operations during the first quarter of fiscal 2011, and we recently moved manufacturing production of our Medtec ambulances to our Bradenton, Florida operations. We recently concluded a consultation and information procedure regarding possible facility consolidations for JLG manufacturing in Europe in a manner that permits such consolidations. Also during the first quarter of fiscal 2011, we announced workforce reductions and other cost reduction measures in our fire & emergency and commercial segments. We have incurred, and expect in the future to incur, additional costs and restructuring charges in connection with such consolidations, workforce reductions and other cost reduction measures that have adversely affected and, to the extent incurred in the future would adversely affect, our future earnings and cash flows. Furthermore, such actions may be disruptive to our business, which may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities, which would adversely impact our sales levels, operating results and operating margins. In addition, we may not realize the cost savings that we expect to realize as a result of such actions.

Systemic failures that the customer may identify could exceed recorded reserves or negatively affect our ability to win future business with the DoD or other foreign military customers.

As a result of the accelerated timetable from product design to full-scale production, the accelerated production schedule and limited field testing under the M-ATV contract and our ramp up to full-scale production of FMTVs, these vehicles could encounter systemic failures during fielding and use of the vehicles for which we may have responsibility if they occur. Additionally, we did not design the FMTV portfolio of trucks and trailers, and the design for this portfolio includes requirements that have caused us to implement manufacturing processes that we have not used extensively under previous contracts. If we do not implement these manufacturing processes correctly, then there could be systemic failures for which we would have responsibility. We have established reserves for the estimated cost of such systemic-type repairs based upon historical warranty rates of other defense programs in which we participate. If systemic issues arise, rectification costs could be in excess of the established reserves. If the DoD identifies systemic issues, this situation could impact our ability to win future business with the DoD or other foreign military customers, which would adversely affect our future earnings and cash flows.

A disruption or termination of the supply of parts, materials, components and final assemblies from third-party suppliers could delay sales of our vehicles and vehicle bodies.

We have experienced, and may in the future experience, significant disruption or termination of the supply of some of our parts, materials, components and final assemblies that we obtain from sole source suppliers or subcontractors. We may also incur a significant increase in the cost of these parts, materials, components or final assemblies. These risks are increased in a weak economic environment with tight credit conditions and when demand increases coming out of an economic downturn. Such disruptions, terminations or cost increases could delay sales of our vehicles and vehicle bodies and could result in a material adverse effect on our net sales, financial condition, profitability and/or cash flows. These risks are particularly serious with respect to our suppliers who participate in the automotive industry, from whom we obtain a significant portion of our parts, materials, components and final assemblies.

During the second quarter of fiscal 2011, Japan suffered a catastrophic earthquake and ensuing tsunami which severely damaged the infrastructure in that country, including roads, ports and other transportation networks, power generation and distribution facilities and other industrial facilities in a large swath of Northeastern Japan. Many industrial plants in the area, including facilities of a limited number of our suppliers, have been forced to operate at reduced levels. Our suppliers in Japan are currently making damage assessments, and it is too early to accurately gauge the likely extent and duration of any possible disruption to their operations. It is possible that spreading radiation from damaged nuclear power generation facilities could cause further portions of Japan to close operations and impact other of our suppliers. There can be no assurance that we will not face disruptions to our supply chain as a result of the conditions in Japan. Any significant or extended disruptions to our supply chain could have a material adverse affect on our business and results of operations.

Work stoppages and other labor matters could adversely affect our business.

As of September 30, 2010, we employed approximately 12,400 people worldwide, including approximately 11,000 employees in the U.S. Approximately 27% of our employees in the U.S. are represented by labor unions, the largest of which is the United Auto Workers union (“UAW”) in our defense segment, and we expect to hire additional employees in our defense segment in connection with the ramp up of FMTV production in fiscal 2011. Our five-year agreement with the UAW expires in September 2011. In September 2010, we approached the UAW with an offer to extend the current contract for one year, until September 2012, under terms similar to the current agreement. The UAW rejected our offer, and we have not engaged in any further discussions regarding the extension. If we do not reach an agreement with the UAW prior to the expiration of the current contract, we could experience a work stoppage at certain of our defense manufacturing facilities. Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. While we do not believe that work stoppages or other labor matters will impact us, we cannot provide any assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes or other types of conflicts with labor unions or our employees, particularly as we take steps to optimize our manufacturing footprint. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of Common Stock. The Company did not repurchase any shares under this authorization during the quarter ended March 31, 2011. As of March 31, 2011, the Company had repurchased 2,769,210 shares under this program at a cost of $6.6 million, leaving the Company with authority to repurchase 3,230,790 shares of Common Stock under this program. There is no expiration date associated with the Board authorization. The Company’s credit agreement restricts the Company’s ability to repurchase shares of its Common Stock through financial covenants. The Company’s credit agreement also limits the amount of dividends it may pay to $50 million during any fiscal year; plus the excess of (a) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after September 27, 2010, over (b) the cumulative amount of all such dividends and other distributions made in any fiscal year ending after such date that exceed $50 million, plus (c) for each of the first four fiscal quarters ending after September 27, 2010, $25 million per fiscal quarter, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0; plus (d) for the period of four fiscal quarters ending September 30, 2011 and for each period of four fiscal quarters ending thereafter, $100 million during such period, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0. The Company’s Senior Notes indenture also contains restrictive covenants that may limit the Company’s ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders.

ITEM 5.          OTHER INFORMATION

On April 26, 2011, Oshkosh Corporation (the “Company”) entered into an Employment Agreement (the “Employment Agreement”) between the Company and Charles L. Szews, the Company’s President and Chief Executive Officer. Pursuant to the Employment Agreement, the Company will employ Mr. Szews as Chief Executive Officer effective as of January 1, 2011. The initial term of the Employment Agreement expires on December 31, 2012. Following the expiration of the initial term, the term of the Employment Agreement will be automatically renewed and extended annually for periods of one year unless either party gives notice of nonrenewal. However, the term of the Employment Agreement will not be automatically renewed and extended beyond the date on which Mr. Szews would attain age 62. Mr. Szews also remains bound by the Confidentiality and Loyalty Agreement in favor of the Company that Mr. Szews previously executed, which the Company has filed with the Securities and Exchange Commission.

Under the Employment Agreement, Mr. Szews is entitled to, among other things, (i) an annual base salary of not less than $1,000,000, subject to annual increase at the discretion of the Human Resources Committee of the Board of Directors of the Company and (ii) the right to participate in all employee benefit plans offered to other senior executives of the Company.

Under the Employment Agreement, the Company has the right to terminate Mr. Szews’ employment at any time. If the Company terminates Mr. Szews’ employment without cause or Mr. Szews terminates his employment for good reason (each as defined in the Employment Agreement), then, provided that Mr. Szews executes a release of claims against the Company, Mr. Szews will generally be entitled to receive as severance pay, in lieu of base salary and bonus for the remaining term of the Employment Agreement, an amount equal to the sum of (i) the product of two times the sum of (A) Mr. Szews’ then current base salary, plus (B) a representative annual bonus amount for Mr. Szews, plus (ii) if Mr. Szews will not receive a bonus with respect to the fiscal year in which such termination occurs under the bonus plan then in effect solely as a result of the termination of Mr. Szews’ employment, a pro rata bonus for the fiscal year in which the termination occurs in an amount based upon the bonus (if any) that Mr. Szews would have received had he remained employed through the entire fiscal year. If Mr. Szews is entitled to severance pay, then, for no additional consideration, Mr. Szews is obligated to make himself available to consult with and otherwise assist or provide general advice to the then Chief Executive Officer and to the Board of Directors of the Company as and at such times as they may reasonably request during the two-year period after the date of termination of Mr. Szews’ employment.

The foregoing description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed as Exhibit 10.1 and is incorporated by reference herein.

ITEM 6.          EXHIBITS

Exhibit No.	Description

10.1	Second Amended and Restated Employment Agreement, effective as of April 26, 2011, between Oshkosh Corporation and Charles L. Szews.*

10.2

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Bryan J. Blankfield, Joseph H. Kimmitt, David M. Sagehorn and Charles L. Szews (each of the persons identified has signed this form or a form substantially similar).*

10.3

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Gregory L. Fredericksen, R. Andrew Hove, James W. Johnson, Wilson R. Jones, Josef Matosevic, Frank R. Nerenhausen, Michael K. Rohrkaste and Gary W. Schmiedel (each of the persons indentified has signed this form or a form substantially similar).*

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 28, 2011.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 28, 2011.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 28, 2011.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 28, 2011.

101

The following materials from Oshkosh Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH CORPORATION

April 28, 2011	/S/ Charles L. Szews
Charles L. Szews
President and Chief Executive Officer
(Principal Executive Officer)

April 28, 2011	/S/ David M. Sagehorn
David M. Sagehorn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 28, 2011	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek
Senior Vice President Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Second Amended and Restated Employment Agreement, effective as of April 26, 2011, between Oshkosh Corporation and Charles L. Szews.*

10.2

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Bryan J. Blankfield, Joseph H. Kimmitt, David M. Sagehorn and Charles L. Szews (each of the persons identified has signed this form or a form substantially similar).*

10.3

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Gregory L. Fredericksen, R. Andrew Hove, James W. Johnson, Wilson R. Jones, Josef Matosevic, Frank R. Nerenhausen, Michael K. Rohrkaste and Gary W. Schmiedel (each of the persons indentified has signed this form or a form substantially similar).*

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 28, 2011.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 28, 2011.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 28, 2011.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 28, 2011.

101

The following materials from Oshkosh Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Denotes a management contract or compensatory plan or arrangement.