Form 10-Q
period 2011-06-30
OSHKOSH CORP
filed 2011-07-28
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 22, 2011, 91,181,486 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

FOR THE QUARTER ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

OSHKOSH CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$2,022.9	$2,439.0	$5,469.3	$7,737.3
Cost of sales	1,750.9	1,957.4	4,607.2	6,148.7
Gross income	272.0	481.6	862.1	1,588.6

Operating expenses:
Selling, general and administrative	130.8	126.2	389.5	359.3
Amortization of purchased intangibles	15.2	14.9	45.5	45.5
Intangible asset impairment charges	—	—	—	23.3
Total operating expenses	146.0	141.1	435.0	428.1
Operating income	126.0	340.5	427.1	1,160.5

Other income (expense):
Interest expense	(21.2)	(41.8)	(69.4)	(138.3)
Interest income	0.8	0.8	2.6	2.2
Miscellaneous, net	(0.5)	(1.3)	(0.4)	(0.1)
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	105.1	298.2	359.9	1,024.3
Provision for income taxes	36.6	87.4	124.8	348.0
Income from continuing operations before equity in earnings of unconsolidated affiliates	68.5	210.8	235.1	676.3
Equity in earnings of unconsolidated affiliates	0.1	0.4	0.3	—
Income from continuing operations, net of tax	68.6	211.2	235.4	676.3
Loss on discontinued operations, net of tax	—	—	—	(2.9)
Net income	68.6	211.2	235.4	673.4
Net (income) loss attributable to the noncontrolling interest	(0.2)	—	0.5	—
Net income attributable to Oshkosh Corporation	$68.4	$211.2	$235.9	$673.4

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-basic:
Continuing operations	$0.75	$2.34	$2.60	$7.53
Discontinued operations	—	—	—	(0.03)
	$0.75	$2.34	$2.60	$7.50

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-diluted:
Continuing operations	$0.75	$2.31	$2.57	$7.44
Discontinued operations	—	—	—	(0.03)
	$0.75	$2.31	$2.57	$7.41

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts; unaudited)

	June 30,	September 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$393.8	$339.0
Receivables, net	982.9	889.5
Inventories, net	810.1	848.6
Deferred income taxes	55.8	86.7
Other current assets	60.0	52.1
Total current assets	2,302.6	2,215.9
Investment in unconsolidated affiliates	32.5	30.4
Property, plant and equipment, net	386.3	403.6
Goodwill	1,066.1	1,049.6
Purchased intangible assets, net	859.0	896.3
Other long-term assets	86.1	112.8
Total assets	$4,732.6	$4,708.6

Liabilities and Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$74.3	$215.9
Accounts payable	736.0	717.7
Customer advances	290.2	373.2
Payroll-related obligations	115.5	127.5
Income taxes payable	6.8	1.3
Accrued warranty	74.1	90.5
Deferred revenue	46.6	76.9
Other current liabilities	232.6	209.0
Total current liabilities	1,576.1	1,812.0
Long-term debt, less current maturities	1,037.4	1,086.4
Deferred income taxes	176.9	189.6
Other long-term liabilities	311.0	293.8
Commitments and contingencies
Equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 91,161,553 and 90,662,377 shares issued, respectively)	0.9	0.9
Additional paid-in capital	681.4	659.7
Retained earnings	995.2	759.2
Accumulated other comprehensive loss	(46.0)	(93.2)
Total Oshkosh Corporation shareholders’ equity	1,631.5	1,326.6
Noncontrolling interest	(0.3)	0.2
Total equity	1,631.2	1,326.8
Total liabilities and equity	$4,732.6	$4,708.6

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Statements of Equity

(In millions; unaudited)

	Oshkosh Corporation’s Shareholders
			Retained	Accumulated	Common
		Additional	Earnings	Other	Stock in	Non-
	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Controlling	Comprehensive
	Stock	Capital	Deficit)	Income (Loss)	at Cost	Interest	Income (Loss)

Balance at September 30, 2009	$0.9	$619.5	$(30.8)	$(74.7)	$(0.8)	$2.2
Sale of discontinued operations	—	—	—	—	—	(2.2)
Comprehensive income:
Net income	—	—	673.4	—	—	—	$673.4
Change in fair value of derivative instruments, net of tax of $10.4	—	—	—	15.5	—	—	15.5
Employee pension and postretirement benefits, net of tax of $1.7	—	—	—	2.7	—	—	2.7
Currency translation adjustments	—	—	—	(82.2)	—	—	(82.2)
Total comprehensive income							$609.4
Exercise of stock options	—	17.7	—	—	0.8	—
Stock-based compensation and award of nonvested shares	—	9.9	—	—	—	—
Tax benefit related to stock-based compensation	—	6.9	—	—	—	—
Other	—	0.3	—	—	—	—
Balance at June 30, 2010	$0.9	$654.3	$642.6	$(138.7)	$—	$—

	Oshkosh Corporation’s Shareholders
				Accumulated	Common
		Additional		Other	Stock in	Non-
	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	at Cost	Interest	Income

Balance at September 30, 2010	$0.9	$659.7	$759.2	$(93.2)	$—	$0.2
Comprehensive income:
Net income	—	—	235.9	—	—	(0.5)	$235.4
Change in fair value of derivative instruments, net of tax of $4.2	—	—	—	7.3	—	—	7.3
Employee pension and postretirement benefits, net of tax of $2.4	—	—	—	4.1	—	—	4.1
Currency translation adjustments	—	—	—	35.8	—	—	35.8
Total comprehensive income							$282.6
Exercise of stock options	—	7.7	—	—	0.2	—
Stock-based compensation and award of nonvested shares	—	11.5	—	—	—	—
Tax benefit related to stock-based compensation	—	2.4	—	—	—	—
Other	—	0.1	0.1	—	(0.2)	—
Balance at June 30, 2011	$0.9	$681.4	$995.2	$(46.0)	$—	$(0.3)

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions; unaudited)

	Nine Months Ended
	June 30,
	2011	2010
Operating activities:
Net income	$235.4	$673.4
Non-cash asset impairment charges	—	23.3
Loss on sale of discontinued operations, net of tax	—	2.9
Depreciation and amortization	105.1	118.7
Deferred income taxes	11.5	(37.1)
Stock-based compensation expense	11.5	9.9
Foreign currency transaction (gains) losses	(0.8)	16.1
Other non-cash adjustments	(2.8)	(0.2)
Changes in operating assets and liabilities	(81.2)	(276.3)
Net cash provided by operating activities	278.7	530.7

Investing activities:
Additions to property, plant and equipment	(53.9)	(59.3)
Additions to equipment held for rental	(3.1)	(4.8)
Proceeds from sale of property, plant and equipment	1.0	0.6
Proceeds from sale of equipment held for rental	13.1	8.4
Other investing activities	(4.2)	2.1
Net cash used by investing activities	(47.1)	(53.0)

Financing activities:
Repayment of long-term debt	(65.4)	(1,082.2)
Proceeds from issuance of long-term debt	—	500.0
Repayments under revolving credit facility, net	(125.0)	—
Debt issuance costs	(0.2)	(11.2)
Proceeds from exercise of stock options	7.9	18.5
Other financing activities	2.1	5.7
Net cash used by financing activities	(180.6)	(569.2)

Effect of exchange rate changes on cash	3.8	(14.4)
Increase (decrease) in cash and cash equivalents	54.8	(105.9)
Cash and cash equivalents at beginning of period	339.0	530.4
Cash and cash equivalents at end of period	$393.8	$424.5

Supplemental disclosures:
Cash paid for interest	$55.0	$129.8
Cash paid for income taxes	93.2	365.2

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which consist of normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in Oshkosh Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2010. The interim results are not necessarily indicative of results for the full year.

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

In June 2011, the FASB amended ASC Topic 220, Comprehensive Income, to require all non-owner changes in shareholders’ equity to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under this amendment, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. An entity will no longer be permitted to present the components of other comprehensive income as part of the statement of equity. The Company will be required to adopt the new presentation requirements as of October 1, 2012. The adoption of the new presentation is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.     Receivables

Receivables consisted of the following (in millions):

	June 30,	September 30,
	2011	2010
U.S. government
Amounts billed	$279.4	$380.1
Cost and profits not billed	132.3	75.2
	411.7	455.3
Other trade receivables	551.7	401.8
Finance receivables	32.3	65.6
Notes receivable	45.4	52.1
Other receivables	17.7	19.5
	1,058.8	994.3
Less allowance for doubtful accounts	(39.6)	(42.0)
	$1,019.2	$952.3

Costs and profits not billed generally result from undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot invoice the customer the full price under the contract or contract change order until such change order or contract is definitized and agreed to with the customer following a review of costs under such a contract award even though the contract deliverables may have been met. Definitization of a change order on an existing long-term contract or a sole source contract begins when the U.S. government customer undertakes a detailed review of the Company’s submitted costs related to the contract, with the final change order or contract price subject to review. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. To the extent that contract definitization results in changes to previously estimated incurred costs or revenues, the Company records those adjustments as a change in estimate. The Company updated its estimated costs under several undefinitized change orders related to MRAP-All Terrain Vehicles (“M-ATVs”) and recorded $15.2 million and $3.7 million of revenue related to such updates during the second and third quarters of fiscal 2011, respectively. As all costs associated with these contracts had been previously expensed, the change increased operating income for the nine months ended June 30, 2011 by $18.9 million and net income by $12.0 million or $0.13 per share.

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30,	September 30,
	2011	2010

Current receivables	$982.9	$889.5
Long-term receivables	36.3	62.8
	$1,019.2	$952.3

Finance Receivables: Finance receivables represent sales-type leases resulting from the sale of the Company’s products and the purchase of finance receivables from lenders pursuant to customer defaults under program agreements with finance companies. Finance receivables originated by the Company generally include a residual value component. Residual values are determined based on the expectation that the underlying equipment will have a minimum fair market value at the end of the lease term. This residual value accrues to the Company at the end of the lease. The Company uses its experience and knowledge as an original equipment manufacturer and participant in end markets for the related products along with third-party studies to estimate residual values. The Company monitors these values for impairment on a periodic basis and reflects any resulting reductions in value in current earnings.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Finance receivables consisted of the following (in millions):

	June 30,	September 30,
	2011	2010

Finance receivables	$38.3	$74.7
Estimated residual value	—	2.1
Less unearned income	(6.0)	(11.2)
Net finance receivables	32.3	65.6
Less allowance for doubtful accounts	(20.7)	(20.9)
	$11.6	$44.7

Contractual maturities of the Company’s finance receivables at June 30, 2011 were as follows: 2011 (remaining three months) - $13.0 million; 2012 - $8.2 million; 2013 - $7.5 million; 2014 - $4.4 million; 2015 - $2.1 million; 2016 - $1.5 million; and thereafter - $1.6 million. Historically, finance receivables have been paid off prior to their contractual due dates, although actual repayment timing is impacted by a number of factors, including the economic environment at the time. As a result, contractual maturities are not to be regarded as a forecast of future cash flows.

Delinquency is the primary indicator of credit quality of finance receivables. The Company maintains a general allowance for finance receivables considered doubtful of future collection based upon historical experience. Additional allowances are established based upon the Company’s perception of the quality of the finance receivables, including the length of time the receivables are past due, past experience of collectability and underlying economic conditions. In circumstances where the Company believes collectability is no longer reasonably assured, a specific allowance is recorded to reduce the net recognized receivable to the amount reasonably expected to be collected. The terms of the finance agreements generally give the Company the ability to take possession of the underlying collateral. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized. As of June 30, 2011, approximately 54% of the finance receivables were due from two parties.

Notes Receivable: Notes receivable include refinancing of trade accounts and finance receivables. As of June 30, 2011, approximately 89% of the notes receivable balance outstanding was due from three parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivables
	June 30,	September 30,	June 30,	September 30,
	2011	2010	2011	2010

Aging of receivables that are past due
Greater than 30 days and less than 60 days	$0.5	$3.3	$—	$—
Greater than 60 days and less than 90 days	0.5	—	—	—
Greater than 90 days	4.5	20.7	0.7	2.6

Receivables on nonaccrual status	20.2	57.7	0.7	2.6
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	1.9	3.9	17.3	21.5
Allowance for doubtful accounts	(0.1)	(0.1)	(0.3)	(0.4)
Receivables subject to specific reserves	30.4	61.7	28.1	30.6
Allowance for doubtful accounts	(20.6)	(20.8)	(9.1)	(9.0)

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Three Months Ended June 30, 2011
			Trade and
	Finance	Notes	Other
	Receivables	Receivable	Receivables	Total
Allowance for doubtful accounts at beginning of period	$16.3	$10.2	$9.4	$35.9
Provision for doubtful accounts, net of recoveries	4.6	(0.9)	(0.1)	3.6
Charge-off of accounts	(0.2)	—	—	(0.2)
Foreign currency translation	—	0.1	0.2	0.3
Allowance for doubtful accounts at end of period	$20.7	$9.4	$9.5	$39.6

	Nine Months Ended June 30, 2011
			Trade and
	Finance	Notes	Other
	Receivables	Receivable	Receivables	Total
Allowance for doubtful accounts at beginning of period	$20.9	$9.4	$11.7	$42.0
Provision for doubtful accounts, net of recoveries	5.5	1.9	0.2	7.6
Charge-off of accounts	(5.7)	(2.1)	(2.7)	(10.5)
Foreign currency translation	—	0.2	0.3	0.5
Allowance for doubtful accounts at end of period	$20.7	$9.4	$9.5	$39.6

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.     Inventories

Inventories consisted of the following (in millions):

	June 30,	September 30,
	2011	2010

Raw materials	$612.5	$658.6
Partially finished products	449.9	332.2
Finished products	269.4	227.3
Inventories at FIFO cost	1,331.8	1,218.1
Less: Progress/performance-based payments on U.S. government contracts	(451.1)	(308.7)
Excess of FIFO cost over LIFO cost	(70.6)	(60.8)
	$810.1	$848.6

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

5.     Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method, and consisted of the following (in millions):

	Percent	June 30,	September 30,
	owned	2011	2010

OMFSP (U.S.)	50%	$13.3	$12.9
RiRent (The Netherlands)	50%	11.8	11.1
Other		7.4	6.4
		$32.5	$30.4

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings of unconsolidated affiliates” in the Condensed Consolidated Statements of Income.

The Company and an unaffiliated third-party are partners in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), a general partnership formed for the purpose of offering lease financing to certain customers of the Company. OMFSP engages in vendor lease business providing financing to certain customers of the Company. The Company sells vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers. The Company’s sales to OMFSP were $0.2 million and $8.5 million for the nine months ended June 30, 2011 and 2010, respectively. Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of the approximate 4.0% to 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% to 6.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse solely to, OMFSP. All such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity. Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

The Company and an unaffiliated third-party are joint venture partners in RiRent Europe, B.V. (“RiRent”). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

to end users. The Company’s sales to RiRent were $3.1 million and $3.2 million for the nine months ended June 30, 2011 and 2010, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner. Under RiRent’s €15.0 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio of at least 30.0% (64.4% as of June 30, 2011).

6.     Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	June 30,	September 30,
	2011	2010

Land and land improvements	$46.3	$46.7
Buildings	239.3	237.2
Machinery and equipment	503.7	490.2
Equipment on operating lease to others	31.8	46.0
Construction in progress	—	0.9
	821.1	821.0
Less accumulated depreciation	(434.8)	(417.4)
	$386.3	$403.6

Depreciation expense was $55.7 million and $58.4 million for the nine months ended June 30, 2011 and 2010, respectively. Equipment on operating lease to others represents the cost of equipment sold to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at June 30, 2011 and September 30, 2010 was $12.1 million and $25.2 million, respectively.

7.     Goodwill and Purchased Intangible Assets

Changes in goodwill during the nine months ended June 30, 2011 were as follows (in millions):

	Access	Fire &
	Equipment	Emergency	Commercial	Total
Balance at September 30, 2010:
Goodwill	$1,848.1	$182.1	$197.3	$2,227.5
Accumulated impairment losses	(932.1)	(69.9)	(175.9)	(1,177.9)
	916.0	112.2	21.4	1,049.6
Fiscal 2011 Activity:
Translation	16.2	0.1	0.2	16.5
Balance at June 30, 2011	$932.2	$112.3	$21.6	$1,066.1

Balance at June 30, 2011:
Goodwill	$1,864.3	$182.2	$197.5	$2,244.0
Accumulated impairment losses	(932.1)	(69.9)	(175.9)	(1,177.9)
	$932.2	$112.3	$21.6	$1,066.1

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Purchased intangible assets consisted of the following (in millions):

	June 30, 2011
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(20.4)	$35.0
Non-compete	10.5	56.9	(52.4)	4.5
Technology-related	11.7	105.6	(51.2)	54.4
Customer relationships	12.6	585.5	(222.5)	363.0
Other	16.7	15.8	(12.0)	3.8
	14.2	819.2	(358.5)	460.7
Non-amortizable tradenames		398.3	—	398.3
Total		$1,217.5	$(358.5)	$859.0

	September 30, 2010
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(19.3)	$36.1
Non-compete	10.5	56.3	(50.6)	5.7
Technology-related	11.8	104.0	(44.6)	59.4
Customer relationships	12.7	577.2	(183.8)	393.4
Other	16.6	15.7	(11.3)	4.4
	14.3	808.6	(309.6)	499.0
Non-amortizable tradenames		397.3	—	397.3
Total		$1,205.9	$(309.6)	$896.3

Amortization expense of purchased intangible assets was $45.5 million and $45.5 million for the nine months ended June 30, 2011 and 2010, respectively. The estimated future amortization expense for the remainder of fiscal 2011 and the five fiscal years succeeding September 30, 2011 is as follows: 2011 (remaining three months) - $15.8 million; 2012 - $60.0 million; 2013 - $57.4 million; 2014 - $56.0 million; 2015 - $55.2 million; and 2016 - $54.6 million.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.     Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	June 30,	September 30,
	2011	2010

Senior Secured Term Loan	$585.0	$650.0
8 1/4% Senior notes due March 2017	250.0	250.0
8 1/2% Senior notes due March 2020	250.0	250.0
Other long-term facilities	1.7	2.1
	1,086.7	1,152.1
Less current maturities	(49.3)	(65.7)
	$1,037.4	$1,086.4

Revolving line of credit	$25.0	$150.0
Current maturities of long-term debt	49.3	65.7
Other short-term facilities	—	0.2
	$74.3	$215.9

On September 27, 2010, the Company replaced its existing credit agreement with a new senior secured credit agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $550 million and (ii) a $650 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million commencing December 31, 2010 with a balloon payment of $341.25 million due at maturity in October 2015. During the first quarter of fiscal 2011, the Company prepaid the principal installments under the Term Loan which were originally due March 31, 2011 through September 30, 2011. At June 30, 2011, borrowings of $25.0 million and outstanding letters of credit of $31.4 million reduced available capacity under the Revolving Credit Facility to $493.6 million.

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

The Company must pay (i) an unused commitment fee ranging from 0.40% to 0.50% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (ii) a fee ranging from 1.125% to 3.50% per annum of the maximum amount available to be drawn for each letter of credit issued and outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At June 30, 2011, the interest spread on the Revolving Credit Facility and Term Loan was 250 basis points. The weighted-average interest rate on borrowings outstanding at June 30, 2011, prior to consideration of the interest rate swap, was 2.69% for the Revolving Credit Facility and 2.72% for the Term Loan.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement in 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the LIBOR-based interest rate on the debt for the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement (7.605% at June 30, 2011). The notional amount of the swap at June 30, 2011 was $250.0 million.

A portion of the swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments. The effective portion of the change in fair value of the derivative has been recorded in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets with any ineffective portion recorded as an adjustment to miscellaneous expense. At June 30, 2011, a loss of $5.3 million ($3.3 million net of tax) was recorded in “Accumulated other comprehensive loss.” The differential paid or received on the designated portion of the interest rate swap will be recognized as an adjustment to interest expense when the hedged, forecasted interest is recorded. Net gains or losses related to hedge ineffectiveness on the interest rate swap were insignificant for all periods presented.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 5.105%, and the counterparty will pay the Company interest on the notional amount at a variable rate equal to 3-month LIBOR. The 3-month LIBOR rate applicable to this agreement was 0.25% at June 30, 2011. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 3-month LIBOR fluctuates. Neither the Company nor the counterparty is required to collateralize its obligations under these swaps.

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

•                  Senior Secured Leverage Ratio: A maximum senior secured leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated secured indebtedness to the Company’s consolidated EBITDA) of the following:

Fiscal Quarters Ending
June 30, 2011 and September 30, 2011	3.25 to 1.0
December 31, 2011 through September 30, 2012	3.00 to 1.0
Thereafter	2.75 to 1.0

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2011 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt. At June 30, 2011, the fair value of the Senior Notes was estimated to be $536.3 million and the fair value of the Term Loan approximated book value.

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

Changes in the Company’s warranty liability were as follows (in millions):

	Nine Months Ended
	June 30,
	2011	2010

Balance at beginning of period	$90.5	$72.8
Warranty provisions	31.3	72.0
Settlements made	(35.8)	(50.0)
Changes in liability for pre-existing warranties, net	(12.7)	1.3
Disposition of business	—	(1.6)
Foreign currency translation adjustment	0.8	(1.8)
Balance at end of period	$74.1	$92.7

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. To date, actual M-ATV warranty claims have been less than expected and previously accrued, which has resulted in favorable changes in liabilities for pre-existing warranties for the nine months ended June 30, 2011. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise that are beyond the scope of the Company’s historical experience. For example, accelerated programs to design, test, manufacture and deploy products such as the M-ATV in war-time conditions carry with them an increased level of inherent risk of product or component failure. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters in excess of amounts accrued; however, any such amounts, while not determinable, would not be expected to have a material adverse effect on the Company’s consolidated financial condition, result of operations or cash flows.

In the fire & emergency segment, the Company provides guarantees of certain customers’ obligations under deferred payment contracts and lease payment agreements to third parties. Guarantees provided prior to February 1, 2008 are limited to $1.0 million per year in total. In January 2008, the Company entered into a new guarantee arrangement. Under this

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In the access equipment segment, the Company is party to multiple agreements whereby it guarantees an aggregate of $169.6 million in indebtedness of others, including $152.8 million under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $64.9 million at June 30, 2011. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Balance at beginning of period	$10.1	$23.4	$22.8	$26.7
Provision for new credit guarantees	0.2	0.1	0.3	0.2
Settlements made	—	—	(3.0)	(0.3)
Changes for pre-existing guarantees, net	(3.5)	(2.2)	(12.4)	(4.5)
Amortization of previous guarantees	(0.1)	(0.2)	(1.0)	(0.9)
Foreign currency translation adjustment	0.1	(0.1)	0.1	(0.2)
Balance at end of period	$6.8	$21.0	$6.8	$21.0

In the first quarter of fiscal 2011, the Company reached a settlement with a customer that resulted in the customer’s repayment of $28.3 million of loans supported by Company guarantees for which the Company had established specific credit loss reserves. Upon release of the guarantees, the Company reduced previously accrued reserves and increased pre-tax income by $8.1 million.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash Flow Hedging Strategy — To protect against an increase in the cost of forecasted purchases of foreign-sourced component parts payable in Euro, the Company has a foreign currency cash flow hedging program. The Company hedges portions of its forecasted purchases denominated in Euro with forward foreign exchange contracts. When the U.S. dollar weakens against the Euro, increased foreign currency payments are offset by gains in the value of the forward foreign exchange contracts. Conversely, when the U.S. dollar strengthens against the Euro, reduced foreign currency payments are offset by losses in the value of the forward foreign exchange contracts.

At June 30, 2011, the Company had no forward foreign exchange contracts designated as hedges.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. A portion of the swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive income (loss) and are amortized to interest expense over the respective lives of the borrowings. At June 30, 2011, $5.3 million of net unrealized losses remained deferred in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheet. See Note 8 of the Notes to Condensed Consolidated Financial Statements for information regarding the interest rate swap.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables generally resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At June 30, 2011, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $123.1 million in notional amounts, including $52.5 million in contracts to sell Euro, $58.4 million in contracts to sell Australian dollars and $10.6 million in contracts to sell U.K. pounds sterling and buy Euro, with the remaining contracts covering a variety of foreign currencies.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2011			September 30, 2010
	Other	Other	Other	Other	Other	Other
	Current	Current	Long-term	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Designated as hedging instruments:
Interest rate contracts	$—	$5.3	$—	$—	$15.6	$2.8

Not designated as hedging instruments:
Foreign exchange contracts	0.2	2.4	—	0.3	0.8	—
Total derivatives	$0.2	$7.7	$—	$0.3	$16.4	$2.8

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Income consisted of the following (in millions):

		Three Months Ended
	Classification of	June 30,
	Gains (Losses)	2011	2010
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$(3.0)	$(9.0)
Foreign exchange contracts	Cost of sales	—	(0.1)

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	(3.3)	7.2
Total		$(6.3)	$(1.9)

		Nine Months Ended
	Classification of	June 30,
	Gains (Losses)	2011	2010
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$(13.5)	$(31.8)
Foreign exchange contracts	Cost of sales	—	(0.2)

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	(8.0)	11.5
Total		$(21.5)	$(20.5)

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2011, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency exchange derivatives (a)	$—	$0.2	$—	$0.2

Liabilities:
Foreign currency exchange derivatives (a)	$—	$2.4	$—	$2.4
Interest rate swaps (b)	—	5.3	—	5.3
Total liabilities at fair value	$—	$7.7	$—	$7.7

(a)              Based on observable market transactions of forward currency prices.

(b)             Based on observable market transactions of forward LIBOR rates.

12.  Stock-Based Compensation

Under the Company’s 2009 Incentive Stock and Awards Plan (the “2009 Stock Plan”), officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights, performance shares, performance units, shares of the Company’s Common Stock, restricted stock, restricted stock units and other stock-based awards. The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2009 Stock Plan become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Stock options terminate not more than seven years from the date of grant. Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company and generally vest upon retirement. At June 30, 2011, the Company had reserved 6,756,485 shares of Common Stock to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes compensation expense for stock option, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2011 was $3.1 million ($1.9 million net of tax) and $11.5 million ($7.2 million net of tax), respectively. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2010 was $2.8 million ($1.8 million net of tax) and $9.9 million ($6.3 million net of tax), respectively.

The Company granted 30,575 and 23,650 options to purchase shares of the Company’s Common Stock and issued 13,812 and 44,182 shares of nonvested stock during the nine months ended June 30, 2011 and 2010, respectively.

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

In January 2011, the Company initiated a plan to address continued weak market conditions in its access equipment segment in Europe. The plan includes the consolidation of certain facilities and other cost reduction initiatives resulting in reductions in its workforce in Europe. In connection with this plan, the Company recorded statutorily or contractually required termination benefit costs in the first quarter of fiscal 2011. During the second quarter of fiscal 2011, the Company reached an agreement with the works councils on certain details of the plan, including the number of employees that will ultimately receive severance. As a result of employees voluntarily leaving the Company, the accrual was reduced during the second and third quarters of fiscal 2011. Also in January 2011, the Company announced that its fire & emergency segment would close its Medtec Ambulance Corporation manufacturing facilities and integrate those operations into existing operations in Florida. The Company expects to incur approximately $1 million of additional restructuring charges in connection with these facility consolidations and workforce reductions in fiscal 2011.

In June 2011, the Company announced that its defense segment was closing its Oakes, North Dakota fabrication facility and consolidating operations into other existing Oshkosh Corporation facilities.  Operations at Oakes are expected to conclude in the fourth quarter of fiscal 2011.  The Company expects that it will record severance and other restructuring charges of approximately $3 million in the fourth quarter of fiscal 2011 related to Oakes.

Pre-tax restructuring charges (credits) for the three and nine months ended June 30, 2011 were as follows (in millions):

	Three Months Ended June 30, 2011
	Cost of	Selling, General
	Sales	and Administrative	Total
Defense	$0.3	$—	$0.3
Access equipment	(2.5)	(0.5)	(3.0)
Fire & emergency	—	0.2	0.2
Commercial	—	0.1	0.1
	$(2.2)	$(0.2)	$(2.4)

	Nine Months Ended June 30, 2011
	Cost of	Selling, General
	Sales	and Administrative	Total
Defense	$0.3	$—	$0.3
Access equipment	1.8	0.9	2.7
Fire & emergency	—	1.6	1.6
Commercial	0.1	0.4	0.5
	$2.2	$2.9	$5.1

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Changes in the Company’s restructuring reserves, included within “Other current liabilities” in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	Employee	Property,
	Severance and	Plant and
	Termination	Equipment
	Benefits	Impairment	Other	Total

Original reserve	$0.4	$6.9	$3.2	$10.5
Utilized - cash	(0.3)	—	—	(0.3)
Utilized - noncash	—	(6.9)	—	(6.9)
Balance at September 30, 2010	0.1	—	3.2	3.3
Restructuring provisions	7.8	—	(2.7)	5.1
Utilized - cash	(1.9)	—	(0.5)	(2.4)
Balance at June 30, 2011	$6.0	$—	$—	$6.0

14.  Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	U.S. Plans
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Service cost	$4.0	$4.0	$12.6	$11.6
Interest cost	3.3	3.1	9.8	9.0
Expected return on plan assets	(3.7)	(3.0)	(10.9)	(9.0)
Amortization of prior service cost	1.1	0.3	2.1	1.1
Amortization of net actuarial loss	1.5	1.5	5.0	3.6
Net periodic benefit cost	$6.2	$5.9	$18.6	$16.3

	Non-U.S. Plans
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Service cost	$0.2	$0.4	$0.5	$0.8
Interest cost	0.1	0.5	0.5	1.0
Expected return on plan assets	(0.3)	(0.5)	(0.8)	(1.0)
Net periodic benefit cost	$—	$0.4	$0.2	$0.8

The Company made a $25.0 million contribution to its pension plans in July 2011. Contributions of $34.7 million were made in fiscal 2010.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Components of net periodic other post-employment benefit costs were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Service cost	$1.1	$1.0	$3.4	$3.1
Interest cost	0.8	0.7	2.3	2.1
Amortization of net actuarial loss	0.3	0.3	0.8	0.7
Net periodic benefit cost	$2.2	$2.0	$6.5	$5.9

The Company made contributions to fund benefit payments of $0.3 million and $0.4 million for the three months ended and $0.9 million and $1.0 million for the nine months ended June 30, 2011 and 2010, respectively, under its other post-employment benefit plans. The Company estimates additional contributions of approximately $0.3 million will be made under these other post-employment benefit plans prior to the end of fiscal 2011.

15.  Income Taxes

The Company’s effective income tax rate was 34.7% and 34.0% for the nine months ended June 30, 2011 and 2010, respectively. As compared to the expected statutory tax rate, the effective income tax rate for the nine months ended June 30, 2011 was favorably impacted by discrete tax benefits, including the impact of benefits associated with foreign tax credits related to a decision to repatriate earnings previously fully reinvested (166 basis points), reductions of tax reserves related to the expiration of the statute of limitations (47 basis points) and the December 2010 reinstatement of the U.S. research and development tax credit (59 basis points). Foreign net operating losses not benefited unfavorably impacted the Company’s effective income tax rate by 133 basis points and 30 basis points for the nine months ended June 30, 2011 and 2010, respectively. The effective income tax rate for the nine months ended June 30, 2010 was favorably impacted by settlement of an outstanding tax audit (150 basis points).

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $56.8 million and $53.4 million as of June 30, 2011 and September 30, 2010, respectively. Excluding interest and penalties, net unrecognized tax benefits of $44.4 million would affect the Company’s net income if recognized, $24.3 million of which would impact net income from continuing operations.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Company’s Condensed Consolidated Statements of Income. During the nine months ended June 30, 2011 and 2010, the Company recognized $1.8 million and $(1.1) million in interest and penalties, respectively. At June 30, 2011, the Company had accruals for the payment of interest and penalties of $14.9 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $6.2 million, either because the Company’s tax positions are sustained on audit, because the Company agrees to their disallowance or the statute of limitations expires.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. The Company is currently under audit by the U.S. Internal Revenue Service for the taxable years ended September 30, 2008 and 2009; the Belgium taxing authorities for the taxable years ended September 30, 2008 and 2009; and the State of Wisconsin for the taxable years 2006 through 2009.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

16.  Earnings (Loss) Per Share

The computation of basic and diluted weighted-average shares used in the denominator of the per share calculations was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic weighted-average shares outstanding	91,030,847	90,174,086	90,821,066	89,750,291
Effect of dilutive stock options and other equity-based compensation awards	658,761	1,098,520	829,968	1,169,022
Diluted weighted-average shares outstanding	91,689,608	91,272,606	91,651,034	90,919,313

Options to purchase 2,339,123 and 1,383,955 shares of the Company’s Common Stock were outstanding during the three and nine months ended June 30, 2011, respectively, but were not included in the computation of diluted earnings per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive. Options to purchase 1,411,917 and 1,402,503 shares of the Company’s Common Stock were outstanding during the three and nine months ended June 30, 2010, respectively, but were not included in the computation of diluted earnings per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.

Income attributable to Oshkosh Corporation common shareholders was as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Continuing operations, net of tax	$68.4	$211.2	$235.9	$676.3
Discontinued operations, net of tax	—	—	—	(2.9)
	$68.4	$211.2	$235.9	$673.4

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

The Company had reserves of $2.1 million and $1.9 million for losses related to environmental matters that were probable and estimable at June 30, 2011 and September 30, 2010, respectively. Amounts recorded for identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Personal Injury Actions and Other - Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $3.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At June 30, 2011 and September 30, 2010, reserves for product and general liability claims were $41.4 million and $44.4 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $192.8 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $31.4 million at June 30, 2011.

Other Matters - The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings that arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

The Company made substantial progress on the ramp-up of the FMTV program during the third quarter of fiscal 2011 by doubling daily production from the end of March to the end of June to over 20 trucks and about 10 trailers per day. However, the Company continued to incur excessive costs related to production under this program during the third quarter of fiscal 2011. For the nine months ended June 30, 2011, the Company has incurred ramp-up costs of $37.1 million on production of FMTVs which has resulted in costs in excess of revenues during each quarter of the fiscal year. The Company expects to continue to incur costs in excess of revenues on the FMTV contract through the first quarter of fiscal 2012, although at amounts lower than the third quarter of fiscal 2011. The Company expects that FMTV program revenues for production beyond June 30, 2011 on orders received to-date will exceed expected costs and, therefore, has not recorded a charge for a loss contract. In evaluating the profitability under the FMTV contract, it is necessary to estimate future material and production costs. Management cost assumptions include estimates for future increases in the costs of materials, reductions in ramp-up costs, targeted cost savings and production efficiencies. There are inherent uncertainties related to these estimates. For example, the Company is currently experiencing delays in insourcing significant work at lower costs. The Company’s estimates of costs to complete orders under contract assume that such insourcing will occur to reduce costs over time. However, small changes in estimates can have a significant impact on profitability under the contract. For example, an additional 1% escalation in material costs above the Company’s estimates would increase the cost of materials by approximately $26 million. If the Company is unable to insource work in a timely manner at lower costs as expected or material costs increase more than expected, the Company could experience a loss on future sales under the FMTV contract. It is possible that assumptions underlying the analysis could change in such a manner that the Company would determine in the future that the FMTV contract is a loss contract, which could result in a material charge to earnings.

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

For purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate” includes corporate office expenses, including share-based compensation, and results of insignificant operations. Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment and certain other assets pertaining to corporate activities.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intersegment sales generally include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment.

Summarized financial information concerning the Company’s product lines and reportable segments was as follows (in millions):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	External	Inter-	Net	External	Inter-	Net
	Customers	segment	Sales	Customers	segment	Sales
Net sales:

Defense	$1,105.8	$1.2	$1,107.0	$1,698.4	$2.3	$1,700.7

Access equipment
Aerial work platforms	296.2	—	296.2	191.5	—	191.5
Telehandlers	152.9	—	152.9	108.6	—	108.6
Other (a)	113.6	17.4	131.0	89.8	321.3	411.1
Total access equipment	562.7	17.4	580.1	389.9	321.3	711.2

Fire & emergency	211.3	4.7	216.0	215.6	6.4	222.0

Commercial
Concrete placement	48.7	—	48.7	47.4	—	47.4
Refuse collection	71.5	—	71.5	76.6	—	76.6
Other	22.9	15.4	38.3	11.1	23.2	34.3
Total commercial	143.1	15.4	158.5	135.1	23.2	158.3
Intersegment eliminations	—	(38.7)	(38.7)	—	(353.2)	(353.2)
Consolidated	$2,022.9	$—	$2,022.9	$2,439.0	$—	$2,439.0

	Nine Months Ended June 30, 2011			Nine Months Ended June 30, 2010
	External	Inter-	Net	External	Inter-	Net
	Customers	segment	Sales	Customers	segment	Sales
Net sales:

Defense	$3,188.9	$4.1	$3,193.0	$5,823.7	$6.9	$5,830.6

Access equipment
Aerial work platforms	653.2	—	653.2	384.4	—	384.4
Telehandlers	376.3	—	376.3	219.0	—	219.0
Other (a)	295.0	54.1	349.1	277.9	1,593.8	1,871.7
Total access equipment	1,324.5	54.1	1,378.6	881.3	1,593.8	2,475.1

Fire & emergency	580.8	13.9	594.7	644.0	17.3	661.3

Commercial
Concrete placement	123.3	—	123.3	128.5	—	128.5
Refuse collection	194.2	—	194.2	222.6	—	222.6
Other	57.6	54.6	112.2	37.2	71.0	108.2
Total commercial	375.1	54.6	429.7	388.3	71.0	459.3
Intersegment eliminations	—	(126.7)	(126.7)	—	(1,689.0)	(1,689.0)
Consolidated	$5,469.3	$—	$5,469.3	$7,737.3	$—	$7,737.3

(a)              Access equipment intersegment sales involve assembly of M-ATV crew capsules and complete vehicles for the defense segment. These sales are eliminated in consolidation.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income (loss) from continuing operations:
Defense	$112.5	$304.1	$472.0	$1,096.6
Access equipment	29.5	30.9	30.5	90.0
Fire & emergency (a)	4.4	18.3	0.4	35.6
Commercial	3.7	7.0	1.3	11.5
Corporate	(24.5)	(23.3)	(81.2)	(71.5)
Intersegment eliminations	0.4	3.5	4.1	(1.7)
Operating income	126.0	340.5	427.1	1,160.5
Interest expense, net of interest income	(20.4)	(41.0)	(66.8)	(136.1)
Miscellaneous, net	(0.5)	(1.3)	(0.4)	(0.1)
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$105.1	$298.2	$359.9	$1,024.3

(a)              Results for the nine months ended June 30, 2010 include non-cash goodwill and long-lived asset impairment charges of $23.3 million.

	2011	2010
Identifiable assets:
Defense - U.S. (a)	$651.1	$876.4
Access equipment:
U.S.	1,794.7	1,766.5
Europe (a)	800.9	794.0
Rest of world	249.4	186.7
Total access equipment	2,845.0	2,747.2
Fire & emergency:
U.S.	534.4	529.9
Europe	16.5	15.6
Total fire & emergency	550.9	545.5
Commercial:
U.S. (a)	327.1	316.4
Rest of world (a)	44.9	38.7
Total commercial	372.0	355.1
Corporate and other:
U.S.	311.4	183.1
Rest of world	2.2	1.3
Total corporate and other	313.6	184.4
Consolidated	$4,732.6	$4,708.6

(a)              Includes investments in unconsolidated affiliates.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Net sales by geographic region based on product shipment destination were as follows (in millions):

	Nine Months Ended
	June 30,
	2011	2010
Net sales:
United States	$4,534.8	$7,033.5
Other North America	164.4	72.6
Europe, Africa and Middle East	469.8	402.2
Rest of world	300.3	229.0
Consolidated	$5,469.3	$7,737.3

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

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$1,157.7	$693.4	$223.6	$(51.8)	$2,022.9
Cost of sales	1,011.2	595.1	197.0	(52.4)	1,750.9
Gross income	146.5	98.3	26.6	0.6	272.0
Selling, general and administrative expenses	50.2	48.4	32.2	—	130.8
Amortization of purchased intangibles	—	10.0	5.2	—	15.2
Intangible asset impairment charges	—	—	—	—	—
Operating income (loss)	96.3	39.9	(10.8)	0.6	126.0
Interest expense	(49.3)	(18.6)	(1.0)	47.7	(21.2)
Interest income	0.6	7.2	40.7	(47.7)	0.8
Miscellaneous, net	2.3	(37.0)	34.2	—	(0.5)
Income (loss) from continuing operations before income taxes	49.9	(8.5)	63.1	0.6	105.1
Provision for (benefit from) income taxes	26.9	(5.1)	14.6	0.2	36.6
Income (loss) from continuing operations before equity in earnings of affiliates	23.0	(3.4)	48.5	0.4	68.5
Equity in earnings (losses) of consolidated subsidiaries	45.4	28.4	(3.3)	(70.5)	—
Equity in earnings of unconsolidated affiliates	—	—	0.1	—	0.1
Income (loss) from continuing operations	68.4	25.0	45.3	(70.1)	68.6
Discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	68.4	25.0	45.3	(70.1)	68.6
Net income attributable to the noncontrolling interest	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to Oshkosh Corporation	$68.4	$25.0	$45.1	$(70.1)	$68.4

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$1,738.4	$828.7	$238.2	$(366.3)	$2,439.0
Cost of sales	1,403.2	716.2	208.0	(370.0)	1,957.4
Gross income	335.2	112.5	30.2	3.7	481.6
Selling, general and administrative expenses	50.4	45.7	30.1	—	126.2
Amortization of purchased intangibles	—	10.0	4.9	—	14.9
Intangible asset impairment charges	—	—	—	—	—
Operating income (loss)	284.8	56.8	(4.8)	3.7	340.5
Interest expense	(63.4)	(42.7)	(0.2)	64.5	(41.8)
Interest income	0.4	4.1	60.8	(64.5)	0.8
Miscellaneous, net	3.6	(37.1)	32.2	—	(1.3)
Income (loss) from continuing operations before income taxes	225.4	(18.9)	88.0	3.7	298.2
Provision for (benefit from) income taxes	60.0	—	26.1	1.3	87.4
Income (loss) from continuing operations before equity in earnings of affiliates	165.4	(18.9)	61.9	2.4	210.8
Equity in earnings (losses) of consolidated subsidiaries	45.8	5.5	(26.5)	(24.8)	—
Equity in earnings of unconsolidated affiliates	—	—	0.4	—	0.4
Income (loss) from continuing operations	211.2	(13.4)	35.8	(22.4)	211.2
Discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	211.2	(13.4)	35.8	(22.4)	211.2
Net loss attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Oshkosh Corporation	$211.2	$(13.4)	$35.8	$(22.4)	$211.2

Condensed Consolidating Statement of Income

For the Nine Months Ended June 30, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$3,322.3	$1,666.6	$646.7	$(166.3)	$5,469.3
Cost of sales	2,760.2	1,443.1	574.7	(170.8)	4,607.2
Gross income	562.1	223.5	72.0	4.5	862.1
Selling, general and administrative expenses	157.3	135.0	97.2	—	389.5
Amortization of purchased intangibles	—	29.9	15.6	—	45.5
Intangible asset impairment charges	—	—	—	—	—
Operating income (loss)	404.8	58.6	(40.8)	4.5	427.1
Interest expense	(154.1)	(63.3)	(3.1)	151.1	(69.4)
Interest income	2.3	20.0	131.4	(151.1)	2.6
Miscellaneous, net	8.0	(93.0)	84.6	—	(0.4)
Income (loss) from continuing operations before income taxes	261.0	(77.7)	172.1	4.5	359.9
Provision for (benefit from) income taxes	95.0	(26.8)	55.0	1.6	124.8
Income (loss) from continuing operations before equity in earnings of affiliates	166.0	(50.9)	117.1	2.9	235.1
Equity in earnings (losses) of consolidated subsidiaries	69.9	41.3	(45.8)	(65.4)	—
Equity in earnings of unconsolidated affiliates	—	—	0.3	—	0.3
Income (loss) from continuing operations	235.9	(9.6)	71.6	(62.5)	235.4
Discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	235.9	(9.6)	71.6	(62.5)	235.4
Net loss attributable to the noncontrolling interest	—	—	0.5	—	0.5
Net income (loss) attributable to Oshkosh Corporation	$235.9	$(9.6)	$72.1	$(62.5)	$235.9

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Income

For the Nine Months Ended June 30, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$5,961.3	$2,867.6	$626.7	$(1,718.3)	$7,737.3
Cost of sales	4,770.9	2,525.5	569.1	(1,716.8)	6,148.7
Gross income	1,190.4	342.1	57.6	(1.5)	1,588.6
Selling, general and administrative expenses	144.6	119.5	95.2	—	359.3
Amortization of purchased intangibles	—	30.1	15.4	—	45.5
Intangible asset impairment charges	—	—	23.3	—	23.3
Operating income (loss)	1,045.8	192.5	(76.3)	(1.5)	1,160.5
Interest expense	(203.4)	(127.5)	(1.8)	194.4	(138.3)
Interest income	2.1	14.4	180.1	(194.4)	2.2
Miscellaneous, net	8.2	(90.2)	81.9	—	(0.1)
Income (loss) from continuing operations before income taxes	852.7	(10.8)	183.9	(1.5)	1,024.3
Provision for (benefit from) income taxes	279.7	12.4	56.4	(0.5)	348.0
Income (loss) from continuing operations before equity in earnings of affiliates	573.0	(23.2)	127.5	(1.0)	676.3
Equity in earnings (losses) of consolidated subsidiaries	99.0	(12.3)	(45.3)	(41.4)	—
Equity in earnings of unconsolidated affiliates	—	—	—	—	—
Income (loss) from continuing operations	672.0	(35.5)	82.2	(42.4)	676.3
Discontinued operations, net of tax	1.4	—	(4.3)	—	(2.9)
Net income (loss)	673.4	(35.5)	77.9	(42.4)	673.4
Net loss attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Oshkosh Corporation	$673.4	$(35.5)	$77.9	$(42.4)	$673.4

Condensed Consolidating Balance Sheet

As of June 30, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$275.7	$3.7	$114.4	$—	$393.8
Receivables, net	435.4	458.7	160.6	(71.8)	982.9
Inventories, net	202.2	351.1	258.9	(2.1)	810.1
Other current assets	51.8	36.7	27.3	—	115.8
Total current assets	965.1	850.2	561.2	(73.9)	2,302.6
Investment in and advances to consolidated subsidiaries	2,602.3	(1,380.4)	2,816.0	(4,037.9)	—
Intangible assets, net	2.6	1,144.6	777.9	—	1,925.1
Other long-term assets	171.6	154.1	179.2	—	504.9
Total assets	$3,741.6	$768.5	$4,334.3	$(4,111.8)	$4,732.6

Liabilities and Equity
Current liabilities:
Accounts payable	$441.5	$255.1	$107.8	$(68.4)	$736.0
Customer advances	163.3	113.9	13.0	—	290.2
Other current liabilities	299.7	156.7	99.0	(5.5)	549.9
Total current liabilities	904.5	525.7	219.8	(73.9)	1,576.1
Long-term debt, less current maturities	1,037.3	0.1	—	—	1,037.4
Other long-term liabilities	168.6	170.2	149.1	—	487.9
Equity:
Oshkosh Corporation shareholders’ equity	1,631.5	72.5	3,965.7	(4,038.2)	1,631.5
Noncontrolling interest	(0.3)	—	(0.3)	0.3	(0.3)
Total equity	1,631.2	72.5	3,965.4	(4,037.9)	1,631.2
Total liabilities and equity	$3,741.6	$768.5	$4,334.3	$(4,111.8)	$4,732.6

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of September 30, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$202.2	$2.5	$134.3	$—	$339.0
Receivables, net	481.8	364.1	147.4	(103.8)	889.5
Inventories, net	348.4	257.2	244.8	(1.8)	848.6
Other current assets	78.8	31.0	29.0	—	138.8
Total current assets	1,111.2	654.8	555.5	(105.6)	2,215.9
Investment in and advances to consolidated subsidiaries	2,602.3	(1,367.1)	2,678.8	(3,914.0)	—
Intangible assets, net	—	1,170.9	775.0	—	1,945.9
Other long-term assets	168.0	163.1	215.7	—	546.8
Total assets	$3,881.5	$621.7	$4,225.0	$(4,019.6)	$4,708.6

Liabilities and Equity
Current liabilities:
Accounts payable	$588.6	$144.7	$85.3	$(100.9)	$717.7
Customer advances	251.5	106.7	15.0	—	373.2
Other current liabilities	468.3	141.7	115.8	(4.7)	721.1
Total current liabilities	1,308.4	393.1	216.1	(105.6)	1,812.0
Long-term debt, less current maturities	1,086.4	—	—	—	1,086.4
Other long-term liabilities	159.9	179.2	144.3	—	483.4
Equity:
Oshkosh Corporation shareholders’ equity	1,326.8	49.4	3,864.4	(3,914.0)	1,326.6
Noncontrolling interest	—	—	0.2	—	0.2
Total equity	1,326.8	49.4	3,864.6	(3,914.0)	1,326.8
Total liabilities and equity	$3,881.5	$621.7	$4,225.0	$(4,019.6)	$4,708.6

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$176.2	$(39.8)	$142.3	$—	$278.7

Investing activities:
Additions to property, plant and equipment	(31.2)	(16.3)	(6.4)	—	(53.9)
Additions to equipment held for rental	—	—	(3.1)	—	(3.1)
Intercompany investing	112.7	77.0	(168.6)	(21.1)	—
Other investing activities	(2.8)	(0.3)	13.0	—	9.9
Net cash provided (used) by investing activities	78.7	60.4	(165.1)	(21.1)	(47.1)

Financing activities:
Repayment of long-term debt	(65.2)	(0.2)	—	—	(65.4)
Net repayments under revolving credit facility	(125.0)	—	—	—	(125.0)
Intercompany financing	(1.0)	(19.5)	(0.6)	21.1	—
Other financing activities	9.8	—	—	—	9.8
Net cash used by financing activities	(181.4)	(19.7)	(0.6)	21.1	(180.6)

Effect of exchange rate changes on cash	—	0.3	3.5	—	3.8
Increase (decrease) in cash and cash equivalents	73.5	1.2	(19.9)	—	54.8
Cash and cash equivalents at beginning of period	202.2	2.5	134.3	—	339.0
Cash and cash equivalents at end of period	$275.7	$3.7	$114.4	$—	$393.8

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$338.5	$(8.8)	$201.0	$—	$530.7

Investing activities:
Additions to property, plant and equipment	(39.9)	(8.0)	(11.4)	—	(59.3)
Additions to equipment held for rental	—	—	(4.8)	—	(4.8)
Intercompany investing	214.2	34.9	(225.8)	(23.3)	—
Other investing activities	—	0.1	11.0	—	11.1
Net cash provided (used) by investing activities	174.3	27.0	(231.0)	(23.3)	(53.0)

Financing activities:
Repayment of long-term debt	(1,081.8)	(0.2)	(0.2)	—	(1,082.2)
Proceeds from issuance of long-term debt	500.0	—	—	—	500.0
Intercompany financing	(1.0)	(19.5)	(2.8)	23.3	—
Other financing activities	13.0	—	—	—	13.0
Net cash used by financing activities	(569.8)	(19.7)	(3.0)	23.3	(569.2)

Effect of exchange rate changes on cash	—	(0.4)	(14.0)	—	(14.4)
Increase (decrease) in cash and cash equivalents	(57.0)	(1.9)	(47.0)	—	(105.9)
Cash and cash equivalents at beginning of period	340.6	5.6	184.2	—	530.4
Cash and cash equivalents at end of period	$283.6	$3.7	$137.2	$—	$424.5

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview,” are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the expected level and timing of U.S. Department of Defense (“DoD”) procurement of products and services and funding thereof; risks related to reductions in government expenditures in light of U.S. defense budget pressures and an uncertain DoD tactical wheeled vehicle strategy; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, especially during periods of global economic weakness, tight credit markets and lower municipal spending; the Company’s ability to produce vehicles under the Family of Medium Tactical Vehicles (“FMTV”) contract at targeted margins; the duration of the ongoing global economic weakness, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than equity market expectations; the impact on revenues and margins of the decrease in MRAP-All Terrain Vehicle (“M-ATV”) production rates; the potential for the U.S. government to competitively bid the Company’s Army and Marine Corps contracts; risks related to work stoppages and other labor matters, especially in light of the pending contract expiration for union employees at the Company’s Oshkosh defense facilities; the consequences of financial leverage, which could limit the Company’s ability to pursue various opportunities; increasing commodity and other raw material costs, particularly in a sustained economic recovery; the ability to pass on to customers price increases to offset higher input costs; risks related to costs and charges as a result of facilities consolidation and alignment, including that anticipated cost savings may not be achieved; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production delays arising from supplier quality or production issues; risks associated with international operations and sales, including foreign currency fluctuations and compliance with the Foreign Corrupt Practices Act; the potential for disruptions or cost overruns in the Company’s global enterprise resource planning system implementation; the potential for increased costs relating to compliance with changes in laws and regulations; risks related to disruptions in the Company’s distribution networks; and the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2011 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

As expected, sales and operating income for the third quarter of fiscal 2011 each decreased from the third quarter of the prior year when the Company delivered 1,574 urgently needed, life-saving M-ATVs to the DoD. M-ATV sales, including related parts & services sales, accounted for $1.08 billion of sales in the third quarter of fiscal 2010 compared to $194.6 million in the third quarter of fiscal 2011. Access equipment sales to external customers continued to increase during the third quarter of fiscal 2011, particularly in North America. The increase in sales to external customers in the access equipment segment and the ramp-up of FMTV production in the defense segment offset some of the decrease in M-ATV sales, but at lower margins. As a result, consolidated third fiscal quarter net sales decreased $416.1 million, or 17.1%, to $2.02 billion compared to the third quarter of fiscal 2010.

The Company recorded costs in excess of revenues of $21.8 million on the FMTV program during the third quarter of fiscal 2011 as costs to ramp-up to full rate production were higher than the Company’s previous expectations. As a result of lower M-ATV sales and cost challenges on the FMTV program, operating income in the third quarter of fiscal 2011 decreased $214.5 million, or 63.0%, from the third quarter of fiscal 2010. The Company recorded net income attributable to Oshkosh Corporation of $68.4 million, or $0.75 per share, for the third quarter of fiscal 2011 as compared to $211.2 million, or $2.31 per share, in the prior year quarter. The settlement of income tax audits during the third quarter of fiscal 2010 positively impacted net income in that quarter by $15.3 million, or $0.17.

The Company made substantial progress on the ramp-up of the FMTV program during the third quarter of fiscal 2011 by doubling daily production from the end of March to the end of June to over 20 trucks and about 10 trailers per day. However, the Company continued to incur excessive costs related to production under this program during the third quarter of fiscal 2011. For the nine months ended June 30, 2011, the Company has incurred ramp-up costs of $37.1 million on production of FMTVs which has resulted in costs in excess of revenues during each quarter of the fiscal year. The Company expects to continue to incur costs in excess of revenues on the FMTV contract through the first quarter of fiscal 2012, although at amounts lower than the third quarter of fiscal 2011. The Company expects that FMTV program revenues for production beyond June 30, 2011 on orders received to-date will exceed expected costs and, therefore, has not recorded a charge for a loss contract. In evaluating the profitability under the FMTV contract, it is necessary to estimate future material and production costs. Management cost assumptions include estimates for future increases in the costs of materials, reductions in ramp-up costs, targeted cost savings and production efficiencies. There are inherent uncertainties related to these estimates. For example, the Company is currently experiencing delays in insourcing significant work at lower costs. The Company’s estimates of costs to complete orders under contract assume that such insourcing will occur to reduce costs over time. However, small changes in estimates can have a significant impact on profitability under the contract. For example, an additional 1% escalation in material costs above the Company’s estimates would increase the cost of materials by approximately $26 million. If the Company is unable to insource work in a timely manner at lower costs as expected or material costs increase more than expected, the Company could experience a loss on future sales under the FMTV contract. It is possible that assumptions underlying the analysis could change in such a manner that the Company would determine in the future that the FMTV contract is a loss contract, which could result in a material charge to earnings.

The Company’s expectations regarding fiscal 2011 fourth quarter and fiscal 2012 sales and operating results are made subject to the impact of an issue recently communicated to the Company by the DoD. In mid-July, the Company was alerted that recent orders for military vehicles, including orders received by the Company for M-ATV Underbody Improvement Kits, may cause a constraint in the supply of a certain size and specification of tire. The Company uses these same tires on many of the Company’s heavy tactical vehicles. The Company expects insufficient supplier capacity to accommodate this spike in demand will cause the government to use its sovereign authority to direct tires currently scheduled for delivery to the Company for Family of Heavy Tactical Vehicles (“FHTV”) production to be re-routed for use on contracts with the “DX” designation, which essentially is a process that enables the DoD to prioritize use of materials for national defense purposes. The Company believes this action has the potential to negatively impact the timing of the Company’s production and delivery schedules for the next six to nine months. The Company is currently assessing the matter and working to minimize any impact this situation may have on its operations and its results. If the Company is not able to develop an alternative solution, it believes the situation could adversely impact expected operating results for the fourth quarter of fiscal 2011 discussed below by as much as $125 million in sales and up to $25 million of operating income, with such sales and operating income moving into fiscal 2012. The Company expects it would to be reimbursed by its customer for any additional costs that it incurs due to the re-direction of these specialty tires.

Subject to the impact of the tire issues, the Company believes that operating income and net income in the fourth quarter of fiscal 2011 will be lower than the fourth quarter of fiscal 2010 as the prior year fourth quarter benefitted from $670.8 million of M-ATV related sales. The Company expects fourth quarter fiscal 2011 defense segment revenues to be relatively flat with the third quarter of fiscal 2011 as a result of higher FMTV shipments which will be offset by lower FHTV related shipments. The Company believes that continued losses on the FMTV program in the fourth quarter of fiscal 2011 along with a shift to FMTV sales and an unfavorable product mix will result in operating income margins in the defense segment of less than 5%. The Company expects fourth quarter fiscal 2011 sales in the Company’s access equipment segment to be modestly higher than the fourth quarter of fiscal 2010 as a result of a significantly more positive market environment for access equipment, offset in part by significantly lower intersegment M-ATV related sales. The Company expects that access equipment operating income margins in the fourth quarter of fiscal 2011 will be in the mid single digits, including approximately $4 million of production inefficiencies related to the Company’s previously announced manufacturing rationalization activities. The Company expects sales in its fire & emergency segment in the fourth quarter of fiscal 2011 will be modestly lower than prior year fourth quarter sales, driven almost entirely by lower fire apparatus sales. The Company expects that fiscal 2011 fourth quarter fire & emergency operating income margin, including approximately $4 million of costs related to the ongoing restructuring activities, will remain significantly lower than the fourth quarter of fiscal 2010. The Company expects sales in the commercial segment in the fourth quarter of fiscal 2011 will be modestly lower than the fourth quarter of fiscal 2010 on lower refuse collection vehicle sales and lower sales of components to the defense segment. The Company expects operating income margin in the commercial segment for the fourth quarter of fiscal 2011 to be in the low single digits. The Company expects that corporate expenses for the fourth quarter of fiscal 2011 will be higher than the fourth quarter of fiscal 2010 as a result of increased headcount to support the Company’s initiatives. The Company expects interest expense in the fourth quarter of fiscal 2011 to be similar to the third quarter of fiscal 2011. The Company expects that full year fiscal 2011 capital expenditures will approximate $90 million to $100 million and that its full year fiscal 2011 effective income tax rate will approximate 34% to 35%.

While not providing specific quantitative guidance, the Company believes fiscal 2012 will be a transitional period for the Company where it will experience a continued rebound in sales to external customers in the access equipment segment along with a significant sales mix shift in the defense segment toward a higher percentage of low margin FMTV sales. As a result, the Company expects that operating income and net income will be significantly lower in fiscal 2012 as compared to fiscal 2011. The Company expects that any impact of the tire issue described above on fourth quarter of fiscal 2011 results would be recovered in fiscal 2012 beginning in the second quarter of fiscal 2012, and would impact the Company’s estimates described here for fiscal 2012.

The Company expects that sales in its defense segment will be modestly lower in fiscal 2012 compared to fiscal 2011. However, the Company expects to experience a significant shift in sales mix with FMTV sales making up approximately 40% of segment sales in fiscal 2012 and FHTV sales declining as the DoD nears its authorized acquisition objectives for a number of variants under this program. In addition, the Company expects lower aftermarket sales in fiscal 2012 as a significant amount of M-ATV related parts sales occurred in fiscal 2011. The Company expects that operating income margins in the defense segment in fiscal 2012 will be in the mid single digit range as a percentage of sales due in large part to the significant change in sales mix between and within the Company’s different defense programs. The Company does not expect the FMTV program to be profitable until the second quarter of fiscal 2012, but it does expect that full year FMTV margins will be slightly above breakeven due to the reduction of ramp-up costs, the in-sourcing of work and the implementation of material cost reductions.

The Company believes that the access equipment segment will experience sales growth of 25%, or a little more in fiscal 2012 as compared to fiscal 2011 as a result of higher replacement demand in North America, improved replacement demand in parts of Europe and continued growth in emerging markets. The Company believes that operating income margins in the access equipment segment will be in the mid to upper single digit range as a percentage of sales in fiscal 2012 depending on the speed with which the Company executes its cost reduction initiatives. Higher new product development related costs and the benefit from restructuring actions undertaken in fiscal 2011 are reflected in this estimate.

The Company believes that fire & emergency segment sales in fiscal 2012 will be down slightly compared to fiscal 2011 driven by continued weak municipal spending. The Company expects that fire & emergency segment operating income margins will improve compared to fiscal 2011, but still remain in the low single digit range as a percentage of sales as it expects benefits from previously announced restructuring actions and reduced restructuring related costs to offset the negative impact of lower sales volume.

The Company believes that sales in the commercial segment will be flat to slightly higher in fiscal 2012 compared to fiscal 2011. The Company expects domestic concrete mixer sales will remain weak well into fiscal 2012 as a result of continued weakness in housing starts and other construction activity. The Company estimates that refuse collection vehicle sales in fiscal 2012 will be flat to slightly higher with fiscal 2011, but that sales in fiscal 2012 will be front end loaded to early in the fiscal year as customers purchase vehicles prior to the expiration of bonus depreciation. The Company expects that operating income margins in the commercial segment in fiscal 2012 will be similar to fiscal 2011.

The Company expects that corporate expenses will be slightly lower in fiscal 2012 than in fiscal 2011 as the Company balances cost reductions with the need to support business initiatives to sustain long-term growth. The Company expects modestly lower interest expense in fiscal 2012 due to lower debt levels and the expiration of an interest rate swap agreement in December 2011. The Company believes that its fiscal 2012 effective income tax rate will approximate 36% to 38%.

The Company believes that it will experience a modest use of cash in fiscal 2012. The Company expects that the cash usage will be largely driven by lower earnings, lower performance-based payments from the U.S. government as a result of an expected continued decline in defense segment sales and higher working capital requirements as sales to external customers continue to rebound in the access equipment segment. The Company is also currently anticipating capital expenditures in fiscal 2012 of $85 million to $95 million.

The Company recently completed a comprehensive strategic planning process initiated earlier this year that provides the Company’s road map to deliver superior long-term growth and earnings for its shareholders. The Company’s road map consists of four key strategies:

•      Market recovery and growth — The Company believes that many of its non-defense markets will begin to recover after fiscal 2012, and capturing its portion of a realistic market recovery is a large contributor to its improved earnings road map.

•      Optimize cost and capital structure with urgency — The Company plans to optimize its cost and capital structure to provide value for customers and shareholders by aggressively attacking its operating and product costs.

•      Value and innovation — The Company plans to further strengthen its multi-generational product plans, which incorporate its newest technologies and drive the Company’s ability to benefit its customers and the Company’s performance.

•      Emerging market expansion — The Company plans to drive international growth in targeted geographies where it believes that there is significant room for growth.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2011	2010	2011	2010
Net sales
Defense	$1,107.0	$1,700.7	$3,193.0	$5,830.6
Access equipment	580.1	711.2	1,378.6	2,475.1
Fire & emergency	216.0	222.0	594.7	661.3
Commercial	158.5	158.3	429.7	459.3
Intersegment eliminations	(38.7)	(353.2)	(126.7)	(1,689.0)
Consolidated	$2,022.9	$2,439.0	$5,469.3	$7,737.3

Third Quarter Fiscal 2011 Compared to 2010

Consolidated net sales decreased $416.1 million, or 17.1%, to $2.02 billion for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 largely due to the scheduled decrease in sales under the M-ATV contract, offset in part by increased sales of FMTVs in conjunction with the ramp-up of production on that contract and increased demand in the access equipment segment for aerial work platforms and telehandlers.

Defense segment net sales decreased $593.7 million, or 34.9%, to $1.11 billion for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The decrease was primarily due to the completion of initial production under the M-ATV contract in the first quarter of fiscal 2011, offset in part by the continued ramp-up of production under the FMTV contract. Combined vehicle and parts & service sales related to the M-ATV program totaled $194.6 million in the third quarter of fiscal 2011, a decrease of $884.1 million as compared to the third quarter of the prior year.

Access equipment segment net sales decreased $131.1 million, or 18.4%, to $580.1 million for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 due to lower intersegment M-ATV sales, offset in part by increased access equipment sales to external customers. Sales for the third quarter of fiscal 2011 included $17.4 million in intersegment M-ATV related sales compared to $316.0 million in the third quarter of fiscal 2010. Sales to external customers increased $172.8 million, or 44.3%, compared to the third quarter of fiscal 2010, primarily as a result of higher replacement demand in North America.

Fire & emergency segment net sales decreased $6.0 million, or 2.7%, to $216.0 million for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The decrease in sales primarily reflected lower fire apparatus volumes ($16.4 million), offset in part by an increase in shipments of Aircraft Rescue and Fire Fighting vehicles to the U.S. government. Weak municipal spending in the U.S. was the primary driver of the decrease in fire apparatus sales, with the U.S. market down by approximately 40% from its long-term average.

Commercial segment net sales increased $0.2 million, or 0.1%, to $158.5 million for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The slight increase in sales was primarily the result of replacement demand for mechanic trucks and telescoping cranes ($11.8 million) and improved aftermarket parts sales ($4.6 million), offset in part by lower demand for refuse collection vehicles ($12.7 million) and lower intersegment production of vehicle components for the defense segment ($7.8 million).

First Nine Months of Fiscal 2011 Compared to 2010

Consolidated net sales decreased $2.27 billion, or 29.3%, to $5.47 billion for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 largely due to the scheduled decrease in sales under the M-ATV contract, offset in part by increased demand for access equipment.

Defense segment net sales decreased $2.64 billion, or 45.2%, to $3.19 billion for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The decrease in sales was primarily due to the completion of M-ATV production under the initial delivery orders awarded during fiscal 2009 and 2010, offset in part by the start of production under the FMTV contract and higher M-ATV related aftermarket parts & service sales. Combined vehicle and parts & services sales related to the M-ATV program totaled $958.4 million in the first nine months of fiscal 2011, a decrease of $2.85 billion as compared to the first nine months of the prior year.

Access equipment segment net sales decreased $1.10 billion, or 44.3%, to $1.38 billion for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. Sales for the first nine months of fiscal 2011 included $53.9 million in intersegment M-ATV related sales compared to $1.58 billion in the first nine months of fiscal 2010. Sales to external customers totaled $1.32 billion in the first nine months of fiscal 2011, a 50.3% increase compared to the first nine months of fiscal 2010. The increase in sales to external customers compared with the prior year period was primarily a result of higher replacement of aged equipment in North America and Europe, as well as economic growth and increased product adoption in other markets.

Fire & emergency segment net sales decreased $66.6 million, or 10.1%, to $594.7 million for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The decrease in sales reflected lower fire apparatus volume ($99.0 million) due to soft demand attributable to weak municipal spending in the U.S.

Commercial segment net sales decreased $29.6 million, or 6.4%, to $429.7 million for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The decrease in sales was primarily the result of a $28.4 million decline in refuse collection vehicles volume due to lower volume with large waste haulers.

Analysis of Consolidated Cost of Sales

Third Quarter Fiscal 2011 Compared to 2010

Consolidated cost of sales were $1.75 billion, or 86.6% of sales, in the third quarter of fiscal 2011 compared to $1.96 billion, or 80.3% of sales, in the third quarter of fiscal 2010. The 630 basis point increase in cost of sales as a percentage of sales in the third quarter of fiscal 2011 compared to the same quarter in the prior year was generally due to adverse product mix (300 basis points), losses recorded on the FMTV contract (110 basis points), under absorption of fixed costs and inefficiencies associated with lower sales and restructuring actions (90 basis points) and higher new product development spending (80 basis points).

First Nine Months of Fiscal 2011 Compared to 2010

Consolidated cost of sales were $4.61 billion, or 84.2% of sales, in the first nine months of fiscal 2011 compared to $6.15 billion, or 79.5% of sales, in the first nine months of fiscal 2010. The 470 basis point increase in cost of sales as a percentage of sales in the first nine months of fiscal 2011 compared to the same period in the prior year was generally due to under absorption of fixed costs and inefficiencies associated with lower sales and restructuring actions (180 basis points), adverse product mix (120 basis points), higher new product development spending (110 basis points) and losses recorded on the FMTV contract (60 basis points).

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2011	2010	2011	2010
Operating income (loss)
Defense	$112.5	$304.1	$472.0	$1,096.6
Access equipment	29.5	30.9	30.5	90.0
Fire & emergency	4.4	18.3	0.4	35.6
Commercial	3.7	7.0	1.3	11.5
Corporate	(24.5)	(23.3)	(81.2)	(71.5)
Intersegment eliminations	0.4	3.5	4.1	(1.7)
Consolidated	$126.0	$340.5	$427.1	$1,160.5

Third Quarter Fiscal 2011 Compared to 2010

Consolidated operating income decreased $214.5 million, or 63.0%, to $126.0 million, or 6.2% of sales, in the third quarter of fiscal 2011 compared to $340.5 million, or 14.0% of sales, in the third quarter of fiscal 2010. The decrease in operating income was primarily the result of lower sales volumes and costs associated with the ramp-up of production on the FMTV contract.

Defense segment operating income decreased $191.6 million, or 63.0%, to $112.5 million, or 10.2% of sales, in the third quarter of fiscal 2011 compared to $304.1 million, or 17.9% of sales, in the prior year quarter. The decrease in operating income was largely due to the decrease in M-ATV sales and current year costs associated with the ramp-up of production on the FMTV contract.

Access equipment segment operating income decreased $1.4 million, or 4.7%, to $29.5 million, or 5.1% of sales, for the third quarter of fiscal 2011 compared to operating income of $30.9 million, or 4.3% of sales, in the prior year quarter. The decline in operating results was due to the decline in intersegment M-ATV related sales, an increase in production costs as a result of supply chain constraints and inefficiencies associated with previously announced restructuring actions ($11.6 million) along with higher new product development costs ($3.8 million), offset in part by higher sales to external customers. In the third quarter of fiscal 2011 and 2010, the access equipment segment recognized $17.4 million and $316.0 million, respectively, of intersegment M-ATV related sales at high single-digit margins.

Fire & emergency segment operating income decreased $13.9 million, or 75.8%, to $4.4 million, or 2.0% of sales, for the third quarter of fiscal 2011 compared to operating income of $18.3 million, or 8.2% of sales, in the prior year quarter. The decline in operating results largely reflected lower sales volumes at the Company’s fire apparatus business, an adverse product mix ($4.0 million), production inefficiencies ($3.6 million) and restructuring charges and other costs ($3.5 million) related to the rationalization and optimization of the Company’s global manufacturing footprint.

Commercial segment operating income decreased $3.3 million, or 46.2%, to $3.7 million, or 2.4% of sales, for the third quarter of fiscal 2011 compared to operating income of $7.0 million, or 4.4% of sales, in the prior year quarter. The decrease in operating results was largely due to lower refuse collection vehicle volumes and increases in production costs in excess of realized price increases ($1.8 million).

Corporate operating expenses increased $1.2 million to $24.5 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, largely due to the utilization of outside resources to support the Company’s growth initiatives for fiscal 2012 and beyond.

Consolidated selling, general and administrative expenses increased $4.6 million, or 3.7%, to $130.8 million, or 6.5% of sales, in the third quarter of fiscal 2011 compared to $126.2 million, or 5.2% of sales, in the third quarter of fiscal 2010. The increase in selling, general and administrative expenses was due primarily to higher use of contractors and consultants to support the Company’s initiatives ($7.9 million). Consolidated selling, general and administrative expenses as a percentage of sales increased largely due to lower sales in the current year quarter.

First Nine Months Fiscal 2011 Compared to 2010

Consolidated operating income decreased $733.4 million, or 63.2%, to $427.1 million, or 7.8% of sales, in the first nine months of fiscal 2011 compared to $1.16 billion, or 15.0% of sales, in the first nine months of fiscal 2010. Operating income in the first nine months of fiscal 2010 included pre-tax, non-cash charges for the impairment of goodwill and other long-lived assets in the Company’s fire & emergency segment of $23.3 million. The decrease in operating income was primarily the result of lower sales volumes and a shift from M-ATV production to FMTV production in the defense segment.

Defense segment operating income decreased $624.6 million, or 57.0%, to $472.0 million, or 14.8% of sales, in the first nine months of fiscal 2011 compared to $1.10 billion, or 18.8% of sales, in the first nine months of fiscal 2010. The decrease in operating income compared to the first nine months of the prior year reflected the shift from M-ATV to FMTV production and ramp-up costs on the FMTV contract.

Access equipment segment operating income decreased $59.5 million, or 66.1%, to $30.5 million, or 2.2% of sales, in the first nine months of fiscal 2011 compared to $90.0 million, or 3.6% of sales, in the first nine months of fiscal 2010. The decline in operating results was due to the decrease in intersegment M-ATV related sales, offset in part by higher sales to external customers, improved product mix and the reversal of provisions for credit losses of $5.5 million, primarily related to a customer settlement, compared to a provision for credit losses of $11.2 million in the first nine months of the prior year. In the first nine months of the prior year, the access equipment segment recognized $1.58 billion of intersegment M-ATV related sales at high single-digit margins compared to intersegment M-ATV related sales of $53.9 million at similar margins in the first nine months of fiscal 2011.

Fire & emergency segment operating income decreased $35.2 million, or 98.9%, to $0.4 million, or 0.1% of sales, in the first nine months of fiscal 2011 compared to $35.6 million, or 5.4% of sales, in the first nine months of fiscal 2010. The operating results in the first nine months of fiscal 2010 included pre-tax, non-cash charges for the impairment of goodwill and other long-lived assets of $23.3 million. The decrease in operating income largely reflected lower sales volumes and restructuring charges and other costs related to the Company’s plans to rationalize and optimize its global manufacturing footprint ($7.8 million).

Commercial segment operating income decreased $10.2 million, or 88.3%, to $1.3 million, or 0.3% of sales, in the first nine months of fiscal 2011 compared to $11.5 million, or 2.5% of sales, in the first nine months of fiscal 2010. The decrease in operating income was largely a result of lower sales volumes.

Corporate operating expenses increased $9.7 million to $81.2 million in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010, largely due to the Company’s investments to support its growth initiatives for fiscal 2012 and beyond, along with higher compensation related to the elimination of prior year salary and benefit reductions.

Consolidated selling, general and administrative expenses increased $30.2 million, or 8.4%, to $389.5 million, or 7.1% of sales, in the first nine months of fiscal 2011 compared to $359.3 million, or 4.6% of sales, in the first nine months of fiscal 2010. The increase in selling, general and administrative expenses was due primarily to higher salaries and fringe benefits ($18.0 million), outside services ($12.3 million), travel ($5.7 million) and restructuring costs ($4.7 million), offset in part by a lower provision for credit losses ($16.9 million). Consolidated selling, general and administrative expenses as a percentage of sales increased largely due to lower sales in the current year period.

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2011 Compared to 2010

Interest expense net of interest income decreased $20.6 million to $20.4 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, largely as a result of the effect of lower borrowings, the impact of the scheduled reduction of the interest rate swap and lower interest rates following the refinancing of the Company’s credit agreement in September 2010. Average debt outstanding decreased from $1.51 billion during the third quarter of fiscal 2010 to $1.09 billion in the third quarter of fiscal 2011 as a result of strong cash flow generation during the last 12 months.

The Company recorded a provision for income taxes of 34.8% of pre-tax income in the third quarter of fiscal 2011 compared to 29.3% in the prior year quarter. Third quarter fiscal 2010 results included a favorable income tax audit settlement that resulted in a 513 basis point reduction in the effective income tax rate.

First Nine Months Fiscal 2011 Compared to 2010

Interest expense net of interest income decreased $69.3 million to $66.8 million in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010, largely as a result of the effect of lower borrowings, the impact of the scheduled reduction of the interest rate swap and a write-off of deferred financing costs in the prior year period associated with debt pre-payment. Average debt outstanding decreased from $1.69 billion during the first nine months of fiscal 2010 to $1.11 billion in the first nine months of fiscal 2011.

The Company recorded a provision for income taxes of 34.7% of pre-tax income in the first nine months of fiscal 2011 compared to 34.0% for the first nine months of fiscal 2010. The first nine months of fiscal 2011 effective tax rate included discrete tax benefits associated with the impact of benefits associated with foreign tax credits related to a decision to repatriate earnings previously fully reinvested (166 basis points), the December 2010 reinstatement of the U.S. research and development tax credit (59 basis points) and reductions of tax reserves associated with expiration of statutes of limitations (47 basis points). These discrete benefits were partially offset by unbenefited foreign losses (133 basis points) due to cumulative net operating losses. The 2010 tax provision benefited from a favorable income tax audit settlement (150 basis point reduction).

Liquidity and Capital Resources

Financial Condition at June 30, 2011

The Company’s capitalization was as follows (in millions):

	June 30,	September 30,
	2011	2010
Cash and cash equivalents	$393.8	$339.0
Total debt	1,111.7	1,302.3
Oshkosh Corporation shareholders’ equity	1,631.5	1,326.6
Total capitalization (debt plus equity)	2,743.2	2,628.9
Debt to total capitalization	40.5%	49.5%

The Company repaid $190.4 million of debt during the first nine months of fiscal 2011. The Company used cash generated from operations in the first nine months of fiscal 2011 to make all scheduled fiscal 2011 principal payments under the Term Loan (as defined in “Liquidity”) and repaid $125.0 million of borrowings under the Company’s Revolving Credit Facility (as defined in “Liquidity”). The Company’s primary use of cash generated from operations continued to be debt reduction.

In addition to cash and cash equivalents, the Company had $493.6 million of unused available capacity under the Revolving Credit Facility as of June 30, 2011. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

Cash Flows

Operating Cash Flows

The Company generated $278.7 million of cash from operating activities during the first nine months of fiscal 2011 compared to $530.7 million during the first nine months of fiscal 2010. The decrease in cash from operating activities in the first nine months of fiscal 2011 was primarily due to the decrease in net income and higher working capital requirements.

Cash generation (use) from changes in significant working capital accounts were as follows (in millions):

	Nine Months Ended
	June 30,
	2011	2010

Receivables, net	$(83.7)	$(297.4)
Inventories, net	48.4	(111.2)
Accounts payable	21.7	193.5
Customer advances	(83.0)	(302.6)
Payroll-related obligations	(13.0)	41.1
	$(109.6)	$(476.6)

The change in receivables and accounts payable in the first nine months of fiscal 2011 were primarily driven by increases in production and sales to external customer in the access equipment segment, offset in part by reductions in M-ATV production in the defense segment. Changes in inventories and customer advances in the first nine months of fiscal 2011 were primarily driven by reductions in M-ATV production in the defense segment. The change in payroll-related obligations was primarily the result of the payment of fiscal 2010 year-end incentive compensation in the first quarter of fiscal 2011 compared to a lower payout in fiscal 2010.

The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Consolidated days sales outstanding (defined as “Trade Receivables” divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 37 days at September 30, 2010 to 43 days at June 30, 2011. The increase in days sales outstanding was primarily due to the increase in access equipment segment sales to external customers, which tend to have longer payment terms than defense sales. Days sales outstanding on non-defense sales was 57 days at June 30, 2011, up from 49 days at September 30, 2010. Consolidated inventory turns (defined as “Cost of Sales” divided by the average “Inventory” as of the previous five quarter end periods) decreased from 6.7 times at September 30, 2010 to 5.2 times at June 30, 2011. The decrease in inventory turns was primarily related to the scheduled completion of M-ATV production in fiscal 2011, which had a positive impact on inventory turns in the prior year period due to the velocity of the program.

Investing Cash Flows

Cash flows relating to investing activities consist primarily of cash used for capital expenditures. Net cash used in investing activities in the first nine months of fiscal 2011 was $47.1 million compared to $53.0 million in the first nine months of fiscal 2010. Capital spending, excluding equipment held for rental, in the first nine months of fiscal 2011 remained relatively consistent with the first nine months of fiscal 2010. In fiscal 2011, the Company expects capital spending to approximate $90 million to $100 million.

Financing Cash Flows

Financing activities consist primarily of repayments of indebtedness. Financing activities resulted in a net use of cash of $180.6 million during the first nine months of fiscal 2011 compared to $569.2 million during the first nine months of fiscal 2010. The Company’s repayment of debt has slowed in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 as a result of the decrease in cash provided by operating activities.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from income, availability under the $550.0 million Revolving Credit Facility (as defined below) and available cash and cash equivalents. In addition to cash and cash equivalents of $393.8 million, the Company had $493.6 million of unused availability under the Revolving Credit Facility as of June 30, 2011. These sources of liquidity are needed to fund the Company’s working capital requirements, debt service requirements and capital expenditures. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

On September 27, 2010, the Company replaced its existing credit agreement with a new senior secured credit agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $550 million and (ii) a $650 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million commencing December 31, 2010 with a balloon payment of $341.25 million due at maturity in October 2015. During the first quarter of fiscal 2011, the Company prepaid the principal installments under the Term Loan which were originally due March 31, 2011 through September 30, 2011.

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

The Company must pay (i) an unused commitment fee ranging from 0.40% to 0.50% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (ii) a fee ranging from 1.125% to 3.50% per annum of the maximum amount available to be drawn for each letter of credit issued and outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At June 30, 2011, the interest spread on the Revolving Credit Facility and Term Loan was 250 basis points. The weighted-average interest rate on borrowings outstanding at June 30, 2011, prior to consideration of the interest rate swap, was 2.69% for the Revolving Credit Facility and 2.72% for the Term Loan.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement in 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement (7.605% at June 30, 2011). The notional amount of the swap at June 30, 2011 was $250 million.

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

•      Senior Secured Leverage Ratio: A maximum senior secured leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated secured indebtedness to the Company’s consolidated EBITDA) of the following:

Fiscal Quarters Ending
June 30, 2011 and September 30, 2011	3.25 to 1.0
December 31, 2011 through September 30, 2012	3.00 to 1.0
Thereafter	2.75 to 1.0

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2011 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of June 30, 2011.

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

The Company made substantial progress on the ramp-up of the FMTV program during the third quarter of fiscal 2011 by doubling daily production from the end of March to the end of June to over 20 trucks and about 10 trailers per day. However, the Company continued to incur excessive costs related to production under this program during the third quarter of fiscal 2011. For the nine months ended June 30, 2011, the Company has incurred ramp-up costs of $37.1 million on production of FMTVs which has resulted in costs in excess of revenues during each quarter of the fiscal year. The Company expects to continue to incur costs in excess of revenues on the FMTV contract through the first quarter of fiscal 2012, although at amounts lower than the third quarter of fiscal 2011. The Company expects that FMTV program revenues for production beyond June 30, 2011 on orders received to-date will exceed expected costs and, therefore, has not recorded a charge for a loss contract. In evaluating the profitability under the FMTV contract, it is necessary to estimate future material and production costs. Management cost assumptions include estimates for future increases in the costs of materials, reductions in ramp-up costs, targeted cost savings and production efficiencies. There are inherent uncertainties related to these estimates. For example, the Company is currently experiencing delays in insourcing significant work at lower costs. The Company’s estimates of costs to complete orders under contract assume that such insourcing will occur to reduce costs over time. However, small changes in estimates can have a significant impact on profitability under the contract. For example, an additional 1% escalation in material costs above the Company’s estimates would increase the cost of materials by approximately $26 million. If the Company is unable to insource work in a timely manner at lower costs as expected or material costs increase more than expected, the Company could experience a loss on future sales under the FMTV contract. It is possible that assumptions underlying the analysis could change in such a manner that the Company would determine in the future that the FMTV contract is a loss contract, which could result in a material charge to earnings.

New Accounting Standards

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s Condensed Consolidated Financial Statements of new accounting standards.

Customers and Backlog

Sales to the U.S. government comprised approximately 57% of the Company’s net sales in the first nine months of fiscal 2011. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders received prior to commencing production.

The Company’s backlog as of June 30, 2011 increased 16.3% to $6.05 billion compared to $5.20 billion at June 30, 2010. Defense segment backlog increased 8.8% to $4.86 billion at June 30, 2011 compared to $4.46 billion at June 30, 2010 due largely to additional delivery orders received under the FMTV contract, offset in part by the fulfillment of orders received for parts and vehicles related to the M-ATV program. Access equipment segment backlog increased 209.6% to $613.6 million at June 30, 2011 compared to $198.2 million at June 30, 2010 due to increased orders from North America and emerging markets. Access equipment segment backlog at June 30, 2011 and 2010 included $38.1 million and $91.1 million, respectively, relating to telehandler orders from the DoD. Fire & emergency segment backlog decreased 1.0% to $458.2 million at June 30, 2011 compared to $462.7 million at June 30, 2010 due largely to weak domestic municipal spending, offset in part by strong broadcast equipment orders. Commercial segment backlog increased 54.5% to $125.6 million at June 30, 2011 compared to $81.3 million at June 30, 2010. Unit backlog for concrete mixers was up 26.3% compared to June 30, 2010, primarily as a result of increased international orders. Unit backlog for refuse collection vehicles was up 37.9% compared to June 30, 2010 as a result of the timing of orders from large waste haulers.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV, ID/IQ, LVSR and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 69% of the Company’s June 30, 2011 backlog is not expected to be filled in fiscal 2011.

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

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2011. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2011 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The high levels of sales in our defense business in recent years have been due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, and we cannot predict how long these conflicts will last or the demand for our products that will arise out of such events. In addition, current economic conditions have put significant pressure on the U.S. federal budget, including the defense budget. Specifically, the President’s defense budget for fiscal 2011 and the budget request for fiscal 2012 include significantly lower funding for purchases of new military vehicles that we manufacture under our FHTV and FMTV contracts than in prior years. The fiscal 2012 defense budget request for FMTVs was also significantly less than we expected. Moreover, the level of U.S. military involvement in Iraq has been significantly reduced and plans exist regarding a future drawdown of U.S. military involvement in Afghanistan. As such, uncertainty exists as to the level of defense funding that will be allocated to support U.S. military involvement in Iraq and Afghanistan. The magnitude of the adverse impact that federal budget pressures, including the President’s recent request to reduce defense spending by $400 billion or more between 2012 and 2023, future defense funding for U.S. military involvement in Iraq and Afghanistan and an uncertain DoD tactical wheeled vehicle strategy will have on funding for Oshkosh defense programs is uncertain, but directionally, we expect such funding to decline, and such decline could be significant. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of new contract awards that we may receive, such as the M-ATV and FMTV contracts.

The decline compared to historical levels in overall customer demand in our access equipment, commercial and fire & emergency markets that we have experienced to date and any further decline could have a material adverse effect on our operating performance. The access equipment market that JLG operates in is highly cyclical and impacted by the strength of economies in general, by prevailing mortgage and other interest rates, by residential and non-residential construction spending, by the ability of rental companies to obtain third party financing to purchase revenue generating assets, by capital expenditures of rental companies in general and by other factors. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Refuse collection vehicle markets are also cyclical and impacted by the strength of economies in general, by municipal tax receipts and by capital expenditures of large waste haulers. Fire & emergency markets are cyclical later in an economic downturn and are impacted by the economy generally and municipal tax receipts and capital expenditures. Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season in the Northern hemisphere.

The global economy continues to experience weakness, which has negatively impacted our sales volumes for our access equipment, commercial and fire & emergency products as compared to historical levels. Continued weakness in U.S. and European housing starts and non-residential construction spending in most geographical areas of the world are further contributing to the lower sales volumes. A lack of significant improvement in non-residential construction spending or continued low levels of construction activity generally may cause future weakness in demand for our products. Furthermore, municipal tax revenues have weakened, which has negatively impacted demand for fire apparatus and refuse collection vehicles and delayed the recovery in these markets. We cannot provide any assurance that the global economic weakness and tight credit markets will not continue or become more severe. In addition, we cannot provide any assurance that any economic recovery will not progress more slowly than our or market expectations. If the global economic weakness and tight credit markets continue or become more severe, or if any economic recovery progresses more slowly than our or market expectations, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

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

•      Certain of our government contracts for the U.S. Army and U.S. Marines could be suspended, opened for competition or terminated, and all such contracts expire in the future and may not be replaced, which could reduce revenues that we expect under the contracts and negatively affect margins in our defense segment. Specifically, during the second quarter of fiscal 2011, we received a stop work order and, during the third quarter of fiscal 2011, we received a notice of termination for convenience, from the U.S. government related to our previous award for 250 M-ATV ambulances. During the duration of the stop work order, we continued to work, at our own expense, to further refine this product to better meet the needs of our customer. As a result of the termination of this award, we will not be able to recover amounts that we expended on this program during the duration of the stop work order.

•      The current U.S. Administration has indicated that it supports increased competition for existing defense programs. The Weapon Systems Acquisition Reform Act also requires competition for defense programs in certain circumstances. Accordingly, it is possible that there will be competition for any M-ATV orders for units above the 10,000 unit ceiling in the initial contract award. Also, it is possible that the U.S. Army and U.S. Marines will conduct an open competition for programs for which we currently have contracts upon the expiration of the existing contracts. Our FHTV contract is scheduled to expire in September 2011, with expected vehicle deliveries to continue through October 2012. The U.S. Army has announced its intention to award a bridge contract for the FHTV program to us under which we would continue producing FHTVs while the U.S. Army develops a path to conduct an open competition for the next contract relating to this program. The bridge contract could include the purchase of the design rights to our vehicles under this contract so that the U.S. Army could compete the program. The U.S. Army may decide to forgo the issuance of this bridge contract, which may prevent us from realizing these revenues. Likewise, the U.S. Army and Marine Corps have inquired about purchasing the design rights to the M-ATV and Medium Tactical Vehicle Replacement (“MTVR”) that we produce, respectively. Competition for these and other DoD programs we currently have could result in the U.S. government awarding future contracts to another manufacturer or the U.S. government awarding the contracts to us at lower prices and operating margins than we experience under the current contracts.

•      Defense truck contract awards that we receive may be subject to protests by competing bidders, which protests, if successful, could result in the DoD revoking part or all of any defense truck contract it awards to us and our inability to recover amounts we have expended in anticipation of initiating production under any such contract.

•      Most of our government contracts, including the FMTV contract, are fixed-price contracts with price escalation factors included for those contracts that extend beyond one year. Our actual costs on any of these contracts may exceed our projected costs, which could result in profits lower than historically realized or than we anticipate or net losses under these contracts. In addition, if the timing and size of orders received from the U.S. government differ significantly from the assumptions that we used to price the contract, we may incur unanticipated start-up costs or expend more capital to start up production under the contract, and we may not benefit as we expected from contractual price increases, which could also result in lower than anticipated margins or net losses under these contracts. In particular, we bid the FMTV program at very aggressive margins. We have received orders to date under this program significantly in excess of the quantities that bidders were asked to use to prepare their pricing for this program in the original request for proposal. While the timing and extent of FMTV orders have created opportunities to leverage higher orders to reduce our material costs, they have adversely impacted manufacturing costs under the contract and product pricing relative to what we had originally anticipated as we do not benefit from certain price escalation factors. In addition, the higher order rate for FMTVs has caused us to devote more attention to increasing our FMTV production capacity, which has delayed our focus on reducing manufacturing costs as compared to our original plans. Collectively, these items have caused us to incur losses under the FMTV program to date and we expect to continue to incur losses through the first quarter of fiscal 2012. Although we expect sales for the FMTV contract to be profitable starting in the second quarter of fiscal 2012, this expectation is based on certain assumptions, including estimates for future increases in the costs of raw materials, targeted cost savings and our ability to achieve certain production efficiencies. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of profitability. For example, the Company is currently experiencing significant outsourcing of certain production activities and rework associated with the ramp-up of production under the FMTV contract. Our profitability estimates for the FMTV contract assume that these costs will decrease over time. If we are not successful bringing the outsourced work back in house in a timely manner, or and if rework costs do not diminish as expected, it could result in a loss on future sales under this contract. Also, a 1% escalation in material costs over the Company’s projection for FMTV orders currently in backlog would increase the cost of materials by approximately $26 million, which could result in a loss on future sales under this contract. It is possible that other assumptions underlying the analysis could change in such a manner that the Company would determine in the future that this is a loss contract, which could result in a material charge to earnings.

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

•      We have historically received payments in advance of product deliveries, or performance-based payments (“PBP”), on a number of our U.S. government contracts. In the event that we are not able to meet contractual delivery requirements on these contracts, the U.S. government may discontinue providing PBPs, which could have an adverse effect on our ability to repay debt and cause us to incur higher interest rates on our outstanding debt.

•      In the event of component availability constraints the government has the ability to unilaterally divert the supply of components used on multiple government programs to those programs rated most urgent (DX-rated programs). Specifically, the government has recently notified us that the supply of tires used on a number of our FHTV variants is constrained and tires that we currently have on order with our supplier to meet our FHTV production requirements could be diverted to a DX-rated program. In the event that tires are diverted from our production, there could be production delays, incremental production costs, delays in recording sales of vehicles and delays in receiving payment for work performed.

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

We had approximately $1.1 billion of debt outstanding as of June 30, 2011, which consisted primarily of $25 million drawn under our revolving credit facility maturing in October 2015, a $585 million term loan under our credit agreement maturing in October 2015 and $500 million of senior notes, $250 million of which mature in March 2017 and $250 million of which mature in March 2020. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. While we experienced strong earnings and significant debt reduction during fiscal 2010 due largely to M-ATV contract sales in the defense segment, fiscal 2011 is a transition year for us in which we expect to replace fiscal 2010 high volume production of M-ATVs with the introduction of production and sales of FMTVs at what we expect to be a loss through the first quarter of fiscal 2012. In addition, we expect that we will experience a net use of cash in fiscal 2012 as we adjust working capital requirements in our defense and access equipment segments to new sales levels. As we discuss above, our dependency on contracts with U.S. and foreign government agencies, such as the FMTV contract, subjects us to a variety of risks that, if realized, could materially reduce our revenues, profits and cash flows. Specifically, if Congress fails to increase the national debt ceiling resulting in the inability of the U.S. Treasury to meet all of the United States’ financial commitments, it is likely that some payments to U.S. government contractors such as us will be delayed or deferred. In addition, among other risks that we face that could affect our revenues, profits and cash flows, current continued weak economic conditions and tight credit markets could become more severe or prolonged. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or access borrowings to enable us to fund our liquidity needs, further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

The covenants in our credit agreement and the indenture governing our senior notes, our credit rating, our current debt levels and the current credit market conditions could have important consequences for our operations, including:

•      Render us more vulnerable to general adverse economic and industry conditions in our highly cyclical markets or economies generally;

•      Require us to dedicate a substantial portion of our cash flow from operations to higher interest costs or higher required payments on debt, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development, stock repurchases, dividends and other general corporate activities;

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

We purchase, directly and indirectly through component purchases, significant amounts of steel, petroleum based products and other raw materials annually. Steel, fuel and other commodity prices have historically been highly volatile. Commodity costs rose significantly earlier in our fiscal year 2011, and there are indications that these costs may increase further in the future due to one or more of the following: a sustained economic recovery, political unrest in certain countries or a weakening U.S. dollar. Increases in commodity costs negatively impact the profitability of orders in backlog as prices on those orders are usually fixed. Furthermore, we largely do business in the defense segment under annual firm, fixed-price contracts with the DoD. We attempt to limit this risk in the defense segment by obtaining firm pricing from suppliers at the time a contract is awarded. However, if these suppliers do not honor their contracts, then we could face margin pressure in our defense business. If we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our results of operations. Additionally, if we are unable to negotiate timely component cost decreases commensurate with any decrease in commodity costs, our higher component prices could put us at a material disadvantage as compared to our competition.

We expect to incur costs and charges as a result of measures such as facilities and operations consolidations and workforce reductions that we expect will reduce costs, and those measures also may be disruptive to our business and may not result in anticipated cost savings.

We have been consolidating facilities and operations in an effort to make our business more efficient and expect to continue to review our overall manufacturing footprint. For example, we closed two JerrDan facilities and integrated JerrDan operations into existing JLG production facilities during the fourth quarter of fiscal 2010, we closed a facility and integrated our mobile medical business into our Clearwater, Florida operations during the first quarter of fiscal 2011, and we moved manufacturing production of our Medtec ambulances to our Bradenton, Florida operations during the second quarter of fiscal 2011. We concluded a consultation and information procedure regarding possible facility consolidations for JLG manufacturing in Europe in a manner that permits such consolidations. Also during the first quarter of fiscal 2011, we announced workforce reductions and other cost reduction measures in our fire & emergency and commercial segments. We have incurred, and expect in the future to incur, additional costs and restructuring charges in connection with such consolidations, workforce reductions and other cost reduction measures that have adversely affected and, to the extent incurred in the future would adversely affect, our future earnings and cash flows. Furthermore, such actions may be disruptive to our business, which may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities, which would adversely impact our sales levels, operating results and operating margins. In addition, we may not realize the cost savings that we expect to realize as a result of such actions.

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

We have experienced, and may in the future experience, significant disruption or termination of the supply of some of our parts, materials, components and final assemblies that we obtain from sole source suppliers or subcontractors. We may also incur a significant increase in the cost of these parts, materials, components or final assemblies. These risks are increased in a weak economic environment with tight credit conditions and when demand increases coming out of an economic downturn. Specifically, we have recently experienced a number of parts shortages at our access equipment segment as demand for certain components currently exceeds suppliers’ capacity. Such disruptions, terminations or cost increases could result in manufacturing inefficiencies due to having to wait for parts to arrive on the production line, could delay sales and could result in a material adverse effect on our net sales, financial condition, profitability and/or cash flows. These risks are particularly serious with respect to our suppliers who participate in the automotive industry, from whom we obtain a significant portion of our parts, materials, components and final assemblies.

Work stoppages and other labor matters could adversely affect our business.

As of September 30, 2010, we employed approximately 12,400 people worldwide, including approximately 11,000 employees in the U.S. Approximately 27% of our employees in the U.S. are represented by labor unions, the largest of which is the United Auto Workers union (“UAW”) in our defense segment. Our five-year agreement with the UAW expires in September 2011. In September 2010, we approached the UAW with an offer to extend the current contract for one year, until September 2012, under terms similar to the current agreement. The UAW rejected our offer, but we expect to commence negotiations to renew the UAW contract shortly. If we do not reach an agreement with the UAW prior to the expiration of the current contract, we could experience a work stoppage at certain of our defense manufacturing facilities. Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. While we do not believe that work stoppages or other material labor matters will occur, we cannot provide any assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes or other types of conflicts with labor unions or our employees, particularly as we take steps to optimize our manufacturing footprint. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

We may not be able to execute on our strategic road map and meet our long-term financial goals.

We have announced a road map to deliver long-term growth and earnings for our shareholders and to meet our long-term financial goals. This long-term growth and earnings road map is based on certain assumptions we have made, which assumptions may prove to be incorrect. We cannot provide any assurance we will be able to achieve this long-term growth and earnings road map, which is subject to a variety of risks, including the following:

•      A lower or slower than expected recovery in housing starts and non-residential construction spending;

•      Greater than expected declines in DoD tactical wheeled vehicle spending;

•      Greater than expected pressure on municipal budgets;

•      The possibility that commodity cost escalations could erode profits;

•      Low cost competitors aggressively entering one or more of our markets with significantly lower pricing;

•      Primary competitors vying for share gains through price aggressive competition;

•      The failure of the U.S. government to take actions to ensure the sustainability of defense industry production facilities;

•      Our inability to obtain and retain adequate resources to support production ramp-ups, including management personnel;

•      The inability of our supply base to keep pace with the economic recovery;

•      Our failure to realize procurement, facility optimization and other cost reduction targets;

•      Our inability to achieve targeted profitability on the FMTV contract;

•      Not winning key large defense contracts, such as the High Mobility Multi-Purpose Wheeled Vehicle recap, the Joint Light Tactical Vehicle and the Canadian Tactical Armor Protected Vehicle and Medium Support Vehicle System;

•      Our inability to innovate effectively and rapidly to expand sales and margins; and

•      Slow adoption of our products in emerging markets and/or our inability to successfully execute our emerging market growth strategy.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of Common Stock. The Company did not repurchase any shares under this authorization during the quarter ended June 30, 2011. As of June 30, 2011, the Company had repurchased 2,769,210 shares under this program at a cost of $6.6 million, leaving the Company with authority to repurchase 3,230,790 shares of Common Stock under this program. There is no expiration date associated with the Board authorization. The Company’s credit agreement restricts the Company’s ability to repurchase shares of its Common Stock through financial covenants. The Company’s credit agreement also limits the amount of dividends it may pay to $50 million during any fiscal year; plus the excess of (a) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after September 27, 2010, over (b) the cumulative amount of all such dividends and other distributions made in any fiscal year ending after such date that exceed $50 million, plus (c) for each of the first four fiscal quarters ending after September 27, 2010, $25 million per fiscal quarter, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0; plus (d) for the period of four fiscal quarters ending September 30, 2011 and for each period of four fiscal quarters ending thereafter, $100 million during such period, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0. The Company’s indenture also contains restrictive covenants that may limit the Company’s ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders.

ITEM 6.                 EXHIBITS

Exhibit No.	Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 28, 2011.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 28, 2011.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated July 28, 2011.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated July 28, 2011.

101

The following materials from Oshkosh Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH CORPORATION

July 28, 2011	/S/ Charles L. Szews
Charles L. Szews
President and Chief Executive Officer
(Principal Executive Officer)

July 28, 2011	/S/ David M. Sagehorn
David M. Sagehorn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 28, 2011	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek
Senior Vice President Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 28, 2011.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 28, 2011.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated July 28, 2011.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated July 28, 2011.

101

The following materials from Oshkosh Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.