Form 10-K
period 2011-09-30
OSHKOSH CORP
filed 2011-11-16
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

At March 31, 2011, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $3,222,820,985 (based on the closing price of $35.38 per share on the New York Stock Exchange as of such date).

As of November 11, 2011, 91,421,701 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

OSHKOSH CORPORATION

FISCAL 2011 ANNUAL REPORT ON FORM 10-K

As used herein, the “Company,” “we,” “us” and “our” refers to Oshkosh Corporation and its consolidated subsidiaries. “Oshkosh” refers to Oshkosh Corporation, not including JLG Industries, Inc. and its wholly-owned subsidiaries (“JLG”), Pierce Manufacturing Inc. (“Pierce”), McNeilus Companies, Inc. (“McNeilus”) and its wholly-owned subsidiaries, Kewaunee Fabrications, LLC (“Kewaunee”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”), Oshkosh Specialty Vehicles (UK), Limited and AK Specialty Vehicles B.V. and its wholly-owned subsidiary (together, “SMIT”) and Iowa Mold Tooling Co., Inc. (“IMT”) or any other subsidiaries.

The “Oshkosh®,” “JLG®,” “Pierce®,” “McNeilus®,” “MEDTEC®,” “Jerr-Dan®,” “Frontline™,” “SMIT™,” “CON-E-CO®,” “London®,” “IMT®,” “SkyTrak®,” “Lull®,” “Revolution®,” “Command Zone™,” “TAK-4®,” “Hercules™,” “Husky™,” “PUC™,” “ClearSky™,” “TerraMax™,” “SandCat™” and “ProPulse®” trademarks and related logos are trademarks or registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.

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

All forward-looking statements, including those under the caption “Executive Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” speak only as of November 16, 2011. The Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

PART I

ITEM 1.                                  BUSINESS

The Company

The Company is a leading designer, manufacturer and marketer of a broad range of specialty vehicles and vehicle bodies. The Company partners with customers to deliver superior solutions that safely and efficiently move people and materials at work, around the globe, and around the clock. The Company began business in 1917 as an early pioneer of four-wheel drive technology, and off road mobility technology remains one of its core competencies. The Company operates in four reportable segments for financial reporting purposes: defense, access equipment, fire & emergency and commercial, which comprised 57%, 26%, 10% and 7%, respectively, of the Company’s consolidated net sales in fiscal 2011. The Company made approximately 56%, 72% and 53% of its net sales for fiscal 2011, 2010 and 2009, respectively, to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. See Note 23 to the Consolidated Financial Statements for financial information related to the Company’s business segments.

The Company has sold products to the U.S. Department of Defense (“DoD”) for over 80 years and operates its military tactical wheeled vehicles business as its defense segment. In 1981, Oshkosh was awarded the first Heavy Expanded Mobility Tactical Truck (“HEMTT”) contract for the DoD, and thereafter its defense segment developed into the DoD’s leading supplier of severe-duty, heavy-payload tactical trucks. In recent years, Oshkosh has broadened its defense product offerings to become the leading manufacturer of severe-duty, heavy- and medium-payload tactical trucks for the DoD, manufacturing vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for combat units. In June 2009, the DoD awarded the Company a sole source contract for MRAP All Terrain Vehicles  (“M-ATVs”), the Company’s first major entry into the market for light tactical vehicles. In August 2009, the DoD awarded the Company a five-year requirements contract for the production of medium-payload tactical vehicles and trailers as well as supporting services and engineering under the U.S. Army’s Family of Medium Tactical Vehicles (“FMTV”) Rebuy program.

In fiscal 2007, the Company acquired JLG, a global manufacturer of aerial work platforms and telehandlers used in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. JLG forms the base of the Company’s access equipment segment. JLG’s customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and the U.S. military. The access equipment segment also includes Jerr-Dan branded tow trucks (“wreckers”) and roll-back vehicle carriers (“carriers”) sold to towing companies in the U.S. and abroad.

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

Competitive Strengths

The following competitive strengths support the Company’s business strategy:

Strong Market Positions. The Company has developed strong market positions and brand recognition in its core businesses, which it attributes to its reputation for quality products, advanced engineering, innovation, vehicle performance, reliability, customer service and low total product life cycle costs. The Company maintains leading market shares in most of its businesses and is the sole-source supplier of a number of vehicles to the DoD.

Diversified Product Offering. The Company believes its broad product offerings and target markets serve to diversify its sources of revenues, mitigate the impact of economic cycles and provide multiple platforms for potential organic growth and acquisitions. The Company’s product offerings provide extensive opportunities for bundling of products for sale to customers, co-location of manufacturing, leveraging purchasing power and sharing technology within and between segments. For each of its target markets, the Company has developed or acquired a broad product line in an effort to become a single-source provider of specialty vehicles, vehicle bodies, parts and service and related products to its customers. In addition, the Company has established an extensive domestic and international distribution system for specialty vehicles and vehicle bodies tailored to each market.

Quality Products and Customer Service. The Company has developed strong brand recognition for its products as a result of its commitment to meet the stringent product quality and reliability requirements of its customers in the specialty vehicle and vehicle body markets it serves. The Company frequently achieves premium pricing due to the durability and low life cycle costs for its products. The Company also achieves high quality customer service through its extensive parts and service support programs, which are generally available to customers 365 days a year in all product lines throughout the Company’s distribution systems.

Innovative and Proprietary Components. The Company’s advanced design and engineering capabilities have contributed to the development of innovative and/or proprietary, severe-duty components that enhance vehicle performance, reduce manufacturing costs and strengthen customer relationships. The Company’s advanced design and engineering capabilities have also allowed it to integrate many of these components across various product lines, which enhances its ability to compete for new business and reduces its costs to manufacture its products compared to manufacturers who simply assemble purchased components. Examples of the Company’s innovative components include:

•                                          The TAK-4 independent suspension system, which the Company uses on multiple vehicle platforms in its defense and fire & emergency segments and which it installs on other manufacturers’ Mine Resistant Ambush Protected (“MRAP”) vehicles;

•                                          The Command Zone multiplexing technology which the Company has applied to numerous products in each of its segments to control, monitor and diagnose electronic components;

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

Flexible and Efficient Manufacturing. Over the past 15 years, the Company has significantly increased manufacturing efficiencies. The Company believes it has competitive advantages over larger vehicle manufacturers in its specialty vehicle markets due to its manufacturing flexibility, vertical integration, purchasing power in specialty vehicle components and custom fabrication capabilities. In addition, the Company believes it has competitive advantages over smaller vehicle and vehicle body manufacturers due to its relatively higher volumes of similar products that permit the use of moving assembly lines and which allow it to leverage purchasing power and technology opportunities across product lines.

Strong Management Team. The Company is led by President and Chief Executive Officer (“CEO”) Charles L. Szews who has been an executive of the Company since 1996. Mr. Szews is complemented by an experienced senior management team that has been assembled through internal promotions, new hires and acquisitions. The management team has successfully executed a strategic reshaping and expansion of its business since 1996, which has positioned the Company to be a global leader in the specialty vehicle and vehicle body markets.

Business Strategy

The Company is focused on increasing its net sales, profitability and cash flow and strengthening its balance sheet by capitalizing on its competitive strengths and pursuing an integrated business strategy. The Company completed a comprehensive strategic planning process in fiscal 2011 that culminated in the creation of the Company’s roadmap, named MOVE, to deliver superior long-term growth and earnings for its shareholders. The Company’s MOVE roadmap consists of four key strategies:

Market Recovery and Growth. The Company believes that many of its non-defense markets will begin to recover after fiscal 2012. The Company plans to capture and improve its historic share of a market recovery. A number of the markets in which the Company participates are down anywhere from 40% to more than 90% from peak levels, some since 2007, and vehicle fleets continue to age. The Company is working to improve its sales, inventory and operations planning and sales capture processes to more effectively respond to customers’ needs when the recovery occurs in each of its markets. Also, throughout the extended period of weak economic conditions, the Company has continued to focus on staying close to its customers and providing high quality customer service through its extensive parts and service support programs, which are generally available to customers 365 days a year in all product lines throughout the Company’s distribution systems.

Optimize Cost and Capital Structure. The Company plans to optimize its cost and capital structure to provide value for customers and shareholders by aggressively attacking its product and operating costs. Historically, the Company has utilized teams of industrial engineers and procurement specialists to re-engineer manufacturing processes and leverage purchasing volumes to meet these objectives. The Company also utilizes a comprehensive, lean enterprise focus to continue its drive to be a low cost producer in all of its product lines and to deliver low product life cycle costs for its customers. Lean is a methodology to eliminate non-value added work from a process stream. During the last few years, the Company has implemented this strategy by:

•                                          Consolidating its manufacturing footprint resulting in a 20% reduction in manufacturing facilities since 2008 with plans to further optimize its footprint;

•                                          Combining the Company’s strategic purchasing teams globally into a single organization led by an externally recruited chief procurement officer to capture its full purchasing power across its businesses and to promote low cost country sourcing;

•                                          Utilizing integrated project teams to reduce product costs for the FMTV program and other key products;

•                                          Creating chartered cost reduction teams at all businesses and introducing broad-based training programs;

•                                          Creating a new global manufacturing team to leverage manufacturing synergies across its segments and further promote lean initiatives;

•                                          Creating a quality management system to drive enhanced quality throughout all of the Company’s businesses resulting in satisfied customers and a lower cost of quality; and

•                                          Launching the Oshkosh Operating System (“OOS”) to create common practices across the Company to enhance its performance. The OOS is a system of doing business that is focused on serving and delighting customers by utilizing continuous improvement and lean practices. The Company believes that the OOS enables it to sustain superior performance for its customers, shareholders, employees and other stakeholders.

As a result of this focus, the Company expects to more efficiently utilize its manufacturing facilities, increase inventory turns and reduce product costs, manufacturing lead times and new product development cycle times over the next several years. The Company believes that by optimizing its cost structure it will be able to continue to reduce its outstanding debt.

Value Innovation. The Company intends to maintain its emphasis on new product development as it seeks to expand sales and margins by leading its core markets in the introduction of new or improved products and new technologies. Internal development, licensing of technology and strategic acquisitions are utilized to execute multi-generational product plans in each of the Company’s businesses. The Company actively seeks to commercialize emerging technologies that are capable of expanding customer uses of its products.

Examples of the Company’s innovative components include:

•                                          The TAK-4 independent suspension system, which the Company uses on multiple vehicle platforms in its defense and fire & emergency segments and which it installs on other manufacturers’ MRAP vehicles;

•                                          The Dash Cab Forward, which is a new fire fighting vehicle featuring an innovative tilting cab-forward design that repositions the engine rearward and lower between the frame rails, with an open interior configuration that helps firefighters to better prepare for the unexpected situations they face when arriving on the scene of a fire or other emergency situation;

•                                          The integration of compressed natural gas to power McNeilus’ refuse collection vehicles and concrete mixers, which reduces fuel costs and emissions; and

•                                          The Light Combat All Terrain Vehicle (“L-ATV”), which incorporates field-proven technologies, advanced armor solutions and expeditionary levels of mobility to redefine safety and performance standards.

Emerging Market Expansion. The Company plans to continue its expansion into those specialty vehicle and vehicle body markets globally where it has or can acquire strong market positions over time and where it believes it can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability. Business development teams actively pursue new customers in targeted developing countries in Asia, Eastern Europe, the Middle East and Latin America. In pursuit of this strategy, the Company opened a 193,000 square foot facility in Tianjin, China in May  2010 to produce JLG access equipment for the Asian market. In fiscal 2011, the Company commenced concrete mixer manufacturing in Brazil and opened new sales and service offices in Russia, India, Saudi Arabia and China to pursue various opportunities in each of those countries. After the Company accomplishes its plan to further reduce its debt, it would also consider selectively pursuing strategic acquisitions, primarily internationally, to enhance the Company’s product offerings and expand its international presence in specialty vehicle and vehicle body markets.

Products

The Company is focused on the following core segments of the specialty vehicle and vehicle body markets:

Defense segment. The Company has sold products to the DoD for over 80 years. The Company also exports tactical trucks to approved foreign customers. By successfully responding to the DoD’s changing vehicle requirements, the Company has become the leading manufacturer of severe-duty, heavy- and medium-payload tactical trucks for the DoD and is rapidly expanding its portfolio of light-payload tactical trucks. The Company manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for combat units. The Company’s proprietary military all-wheel drive product line of heavy-payload tactical trucks includes the HEMTT, the Heavy Equipment Transporter (“HET”), the Palletized Load System (“PLS”), the Common Bridge Transporter and the Logistic Vehicle System Replacement (“LVSR”). The Company’s proprietary military medium-payload tactical trucks include the Medium Tactical Vehicle Replacement (“MTVR”), the FMTV and the Medium Tactical Truck (“MTT”), a line of lower-cost, severe-duty, medium-payload tactical trucks suitable for less demanding requirements than the MTVR. The Company’s proprietary M-ATV and related variants is the Company’s first major entry into the light tactical vehicle market. The M-ATV was specially designed with superior survivability as well as extreme off-road mobility for use in small unit combat operations for the current conflict in Afghanistan. The defense segment also makes a multi-role light tactical vehicle, the SandCat. The SandCat is designed for high-speed, highly-protected, highly-maneuverable operations. It can be configured to fit various missions including, special operations, homeland defense, law enforcement and peace-keeping. In October 2011, the Company introduced the L-ATV to continue to expand its light tactical vehicle offering. The affordable L-ATV incorporates field-proven technologies, advanced armor solutions and expeditionary levels of mobility to redefine safety and performance standards for the U.S. Armed Forces and international militaries. The L-ATV also is designed for future growth, with the ability to accept additional armor packages and technology upgrades as the mission requires.

In October  2008, the DoD awarded the Company a three-year, firm, fixed-priced requirements contract for the continued production of the Family of Heavy Tactical Vehicles (“FHTV”). The contract includes the production of the HEMTT, HEMTT-ESP, PLS and PLS Trailer as well as associated logistics and configuration management support. The FHTV contract expired in September 2011, with expected vehicle deliveries to continue through March 2013. The Company is in negotiations with the U.S. Army regarding a bridge contract for the FHTV program under which it would continue producing FHTVs while the U.S. Army develops a path to conduct an open competition for the next contract relating to this program. The bridge contract could include the purchase of the design rights to the Company’s vehicles under this contract so that the U.S. Army could compete the program.

In June 2009, the DoD awarded the Company a sole source contract for M-ATVs and associated aftermarket parts packages. During fiscal 2011 and 2010, the Company delivered M-ATVs and related aftermarket parts & service under the contract with a combined sales value of $1.25 billion and $4.49 billion, respectively. As of September 30, 2011, the defense segment had approximately $556 million of backlog related to the M-ATV program, including 441 vehicles. The Company expects that it will complete deliveries, under orders it has to date, of M-ATVs by November  2011 and associated aftermarket parts by July  2012. The Company is actively marketing M-ATVs to approved foreign customers.

In August 2009, the DoD awarded the Company a contract to be the sole producer of FMTVs under the U.S. Army’s FMTV Rebuy program. The FMTV Rebuy program is a five-year requirements contract for the production of vehicles and trailers through December 2015. After a lengthy protest period, the Company began delivery of vehicles under this contract in the first quarter of fiscal 2011. The Company has received orders totaling $3.5 billion under this contract, of which more than $2.8 billion remained in backlog at September 30, 2011.

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

•                                          Flexible manufacturing. The Company’s ability to produce a variety of truck models on the same moving assembly line permits it to avoid new facility costs on most new contracts and maintain competitive manufacturing efficiencies. In addition, the Company is able to leverage its global manufacturing scale to supplement its existing defense truck manufacturing facilities in Oshkosh, Wisconsin. The Company’s decision to co-locate M-ATV production at its JLG manufacturing facility in McConnellsburg, Pennsylvania during fiscal 2010 provided the Company a competitive advantage to ramp up production quickly.

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

The Company, through its Jerr-Dan brand, is a leading manufacturer and marketer of towing and recovery equipment in the U.S. The Company believes Jerr-Dan is recognized as an industry leader in quality and innovation. Jerr-Dan offers a complete line of both carriers and wreckers. In addition to manufacturing equipment, Jerr-Dan provides its customers with one-stop service for carriers and wreckers and generates revenue from the installation of equipment, as well as the sale of chassis and service parts.

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

The Company, through its Oshkosh brand, is among the leaders in sales of ARFF vehicles to domestic and international airports. These highly-specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the world’s largest airports, including LaGuardia International Airport, O’Hare International Airport, Hartsfield-Jackson International Airport (Atlanta), Denver International Airport and Dallas/Fort Worth International Airport in the U.S. and airports located in Shanghai, Hangzhou, and Beijing, China, and Dubai, United Arab Emirates, are served by the Company’s ARFF vehicles. The Company believes that the performance and reliability of its ARFF vehicles contribute to the Company’s strong position in this market.

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

The Company, through its Medtec brand, is one of the leading U.S. manufacturers of custom ambulances for private and public transporters and fire departments. Medtec markets a full line of ambulances including smaller Type II van style ambulances, larger Type I and Type III ambulances, as well as large “Additional Duty” ambulances. Type I ambulances feature a conventional style, light- or medium-duty chassis with a modular patient transport body mounted separately behind the vehicle cab. Type II ambulances are smaller van style ambulance units typically targeted to value conscious and transport ambulance services. Type III ambulances are built on light-duty van chassis with a walk-through opening into the patient transport body which is mounted behind the vehicle cab.

The Company, through its OSV and SMIT brands, is one of the leading manufactures of mobile medical trailers for North American and European medical centers and service providers. OSV is the only mobile medical trailer manufacturer certified by all major original equipment manufacturers of medical diagnostic imaging equipment - General Electric Company, Royal Philips Electronics and Siemens AG. OSV also manufactures mobile command and control centers and simulation units for sale to police forces, fire departments, the DoD and other government agencies in the U.S.

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

U.S. dealers and representatives enter into agreements with the Company that allow for termination by either party generally upon 90 days notice, subject to applicable laws. Dealers and representatives, except for those utilized by JLG and IMT as well as Medtec-branded products, are generally not permitted to market and sell competitive products.

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

In addition to marketing its current truck offerings and competing for new contracts in the tactical wheeled vehicle segment, the Company actively works with the Armed Services to develop new applications for its vehicles and expand its services.

Logistics services are increasingly important to the DoD. The Company believes that its proven worldwide logistics capabilities and internet-based ordering, invoicing and electronic payment systems have significantly contributed to the expansion of its defense parts and service business since fiscal 2002, following the commencement of Operation Iraqi Freedom and Operation Enduring Freedom. The Company maintains a large parts distribution warehouse network in Milwaukee, Wisconsin to fulfill stringent parts delivery schedule requirements, as well as satellite facilities near DoD bases in the U.S., Europe, Asia and the Middle East. The Company has been particularly active in recent years performing maintenance and armoring services for the DoD at areas near or in the theater of military conflicts. On October 21, 2011, the President announced that virtually all U.S. troops will be removed from Iraq by the end of 2011. Further, plans exist regarding a future drawdown of U.S. military involvement in Afghanistan, although DoD officials have said that they expect to maintain approximately 40,000 U.S. troops stationed across the Middle East after the Iraq and Afghanistan troop drawdown. While the troop drawdown is likely to reduce the DoD’s requirements, the Company believes that its proven capabilities in logistical services will continue to provide it a competitive advantage.

Access equipment segment. JLG’s products are marketed in over 3,500 locations across six continents through independent rental companies and distributors that purchase JLG products and then rent or sell them and provide service support, as well as through other sales and service branches or organizations in which the Company holds equity positions. JLG’s sales force is comprised of approximately 140 employees worldwide. Sales employees are dedicated to specific major customers, channels or geographic regions. JLG’s international sales employees are spread among JLG’s approximately 20 international sales and service offices.

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

The Company markets its Jerr-Dan branded carriers and wreckers through its network of approximately 55 independent distributors.

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

The Company markets its Oshkosh-branded ARFF vehicles through a combination of five direct sales representatives domestically and over 60 representatives and distributors in international markets. Certain of these international representatives and distributors also handle Pierce products. The Company has over 30 full-time sales and service representatives and 19 distributor locations focused on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities in the U.S. and Canada. In addition, the Company maintains offices in Dubai, United Arab Emirates; Beijing, China; Moscow, Russia; and Singapore to support airport product vehicle sales in the Middle East, China, Russia and Southeast Asia.

The Company markets its Medtec-branded ambulances through more than 20 independent distributor organizations with over 70 representatives focused on sales to the U.S. ambulance market. The Company markets its OSV-branded mobile medical trailers through five in-house sales and service representatives in the U.S. SMIT markets its mobile medical trailers through one in-house sales and service representative in Europe and one in-house sales and service representative in the Middle East.

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

McNeilus owns a 49% interest in Mezcladores Trailers de Mexico, S.A. de C.V. (“Mezcladoras”), a manufacturer of concrete mixers and small refuse collection vehicle bodies for distribution in Mexico and Latin America. McNeilus also owns a 45% interest in McNeilus Equipamentos Do Brasil LTDA (“McNeilus Brazil”). McNeilus Brazil manufactures and distributes McNeilus-branded concrete mixers and batch plants in the Mercosur region (Argentina, Brazil, Paraguay and Uruguay).

Manufacturing

As of November 16, 2011, the Company manufactures vehicles and vehicle bodies at 42 manufacturing facilities. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets. The Company encourages employee involvement to improve production processes and product quality.

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

The Company has a team of employees dedicated to deploying the OOS. The team is comprised of process engineers, who drive efficiency gains through line balancing and plant layout design; operations/manufacturing experts who lead rationalization projects using overall business knowledge; facility and asset experts who reduce capital spend by optimizing overall utilization of key assets; and materials management personnel who establish methods to ensure parts availability and efficient delivery to production while minimizing inventory. The Company created the OOS to promote common practices across the Company to enhance its performance through continuous improvement and lean practices. To achieve this goal, the Company locates manufacturing in the plants that can ensure the maximum utilization of the Company’s assets, allowing for vertical alignment in core competences, irrespective of the segment in which the sale originates. Examples of this include the production of M-ATVs and SandCat Tactical Protector Vehicles at the Company’s access equipment segment manufacturing facilities, the relocation of certain defense and fire & emergency segment production to the Company’s facilities in Kewaunee, Wisconsin and the manufacturing of defense components at the Company’s commercial manufacturing facilities in Iowa.

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

Virtually all of the Company’s sales of fire apparatus, broadcast vehicles and mobile medical trailers require some custom engineering to meet the customer’s specifications and changing industry standards. Engineering is also a critical factor in defense vehicle markets due to the severe operating conditions under which the Company’s vehicles are utilized, new customer requirements and stringent government documentation requirements. In the access equipment and commercial segments, product innovation is highly important to meet customers’ changing requirements. Accordingly, in addition to new product development engineers and technicians, the Company maintains an additional permanent staff of over 425 engineers and engineering technicians, and it regularly outsources some engineering activities in connection with new product development projects.

For fiscal 2011, 2010 and 2009, the Company incurred engineering, research and development expenditures of $142.0 million, $109.3 million and $72.7 million, respectively, portions of which were recoverable from customers, principally the U.S. government.

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

Defense segment. The Company produces heavy-payload, medium-payload and light-payload tactical wheeled vehicles for the U.S. and other militaries and for law enforcement applications. Competition for sales of these vehicles includes, among others, BAE Systems plc, Man Group plc, Mercedes-Benz (a subsidiary of Daimler AG), Navistar Defense LLC (a subsidiary of Navistar International Corporation), The Volvo Group, Force Protection Inc. and General Dynamics Corp. The principal method of competition in the defense segment involves a competitive bid that takes into account factors as determined by the applicable military customer, such as price, product performance, small and disadvantaged business participation, product quality, adherence to bid specifications, production capability, project management capability, past performance and product support. Usually, the Company’s truck systems must also pass extensive testing. The Company believes that its competitive strengths include: strategic global purchasing capabilities leveraged across multiple business segments; extensive pricing/costing and defense contracting expertise; a significant installed base of vehicles currently in use throughout the world; large-scale, flexible and high-efficiency vertically-integrated manufacturing capabilities; patented and/or proprietary vehicle components such as TAK-4 independent suspension, Oshkosh power transfer cases and Command Zone vehicle diagnostics; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality; and after-market parts sales and service capabilities.

The current U.S. Administration has indicated that it supports increased competition for existing defense programs. The Weapon Systems Acquisition Reform Act also requires competition for defense programs in certain circumstances. Accordingly, it is possible that the U.S. Army and U.S. Marines will conduct competitions for programs for which the Company currently has contracts upon the expiration of the existing contracts. Competition for these and other DoD programs could result in future contracts being awarded based upon different competitive factors than those described above and would primarily include price, production capability and past performance. In addition, current economic conditions have put significant pressure on the U.S. federal budget.  The Budget Control Act of 2011 contains an automatic sequestration feature that would order cuts to the defense budget if Congress fails to enact the specified $1.2 trillion in U.S. federal deficit reductions to be recommended by the Joint Committee. Budgetary concerns could result in future contracts being awarded more on price than the past competitive factors described above.

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

The principal competitor for Jerr-Dan branded products is Miller Industries, Inc. Principal methods of competition for carriers and wreckers include product quality and innovation, product performance, price and service. The Company believes its competitive strengths in this market include its high quality, innovative and high-performance product line and its low-cost manufacturing capabilities.

Fire & emergency segment. The Company produces and sells custom and commercial firefighting vehicles in the U.S. and Canada under the Pierce brand and broadcast vehicles in the U.S. and abroad under the Frontline brand. Competitors include Rosenbauer International AG, Emergency One, Inc. (owned by Allied Specialty Vehicles), Kovatch Mobile Equipment Corp., and numerous smaller, regional manufacturers. Pierce’s principal competition for broadcast vehicles is from Accelerated Media Technologies and Television Engineering Corporation. Principal methods of competition include brand awareness, ability to meet or exceed customer specifications, price, the extent to which a company offers single-source customer solutions, product innovation, product quality, dealer distribution, and service and support. The Company believes that its competitive strengths include: recognized, premium brand name; nationwide network of independent Pierce dealers;

extensive, high-quality and innovative product offerings, which include single-source customer solutions for aerials, pumpers and rescue units; large-scale and high-efficiency custom manufacturing capabilities; and proprietary technologies such as the PUC vehicle configuration, TAK-4 independent suspension, Hercules and Husky foam systems and Command Zone electronics.

Oshkosh manufactures ARFF vehicles for sale in the U.S. and abroad. Oshkosh’s principal competitor for ARFF sales is Rosenbauer International AG. Oshkosh also manufactures snow removal vehicles, principally for U.S. airports. The Company’s principal competitors for snow removal vehicle sales are Fortbrand Services, Inc., Wausau-Everest LP (a subsidiary of Specialized Industries LP) and M-B Companies, Inc. Principal methods of competition for airport products are price, product performance, service, product quality and innovation. The Company believes its competitive strengths in these airport markets include its high-quality, innovative products and low-cost manufacturing capabilities.

Pierce manufactures Medtec-branded ambulances, primarily for sale in the U.S. Pierce’s principal competition for ambulance sales is from Wheeled Coach Industries, American Emergency Vehicles, Horton Emergency Vehicles, Leader Emergency Vehicles and Road Rescue (all brands owned by Allied Specialty Vehicles) and Marque Inc./McCoy-Miller, LLC (owned by Thor Industries). Principal methods of competition are price, service and product quality. The Company believes its competitive strengths in the ambulance market include its high-quality, fully customizable and value-priced products.

The Company manufacturers mobile medical trailers and command vehicles under the OSV and SMIT brand names. Principal competition for mobile medical trailers is from Med Coach, LLC and Ellis and Watts International, Inc. Principal methods of competition are product quality and availability, price and service. The Company believes its competitive strengths in OSV and SMIT’s markets include its high-quality products, excellent relationships with manufacturers of equipment installed in its vehicles and low-cost manufacturing capabilities.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 56% of the Company’s net sales in fiscal 2011. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog as of September 30, 2011 increased 19.9% to $6.48 billion compared to $5.40 billion at September 30, 2010. Defense segment backlog increased 8.5% to $5.13 billion at September 30, 2011 compared to $4.73 billion at September 30, 2010 due largely to additional delivery orders received under the FMTV contract, offset in part by the fulfillment of orders received for vehicles related to the FHTV program. Access equipment segment backlog increased 270.0% to $729.2 million at September 30, 2011 compared to $197.1 million at September 30, 2010. Backlog increased in all access equipment product categories as demand rebounded from historical lows and large rental companies accelerated orders in anticipation of capacity constraints in 2012. Access equipment backlog as of September 30, 2011 and 2010 included $62.5 million and $95.7 million, respectively, relating to telehandler orders from the DoD. Fire & emergency segment backlog increased 14.2% to $479.0 million at September 30, 2011 compared to $419.4 million at September 30, 2010 due largely to strong broadcast equipment orders. Commercial segment backlog increased 138.6% to $140.0 million at September 30, 2011 compared to $58.7 million at September 30, 2010. Unit backlog for concrete mixers was up 28.6% compared to very low backlog at September 30, 2010, primarily as a result of increased international orders. Unit backlog for refuse collection vehicles was up 144.8% compared to September 30, 2010 in large part due to the timing of orders to benefit from a bonus depreciation tax deduction under the U.S. tax code which expires on December 31, 2011.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV, MTVR, M-ATV, LVSR and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 21% of the Company’s September 30, 2011 backlog is not expected to be filled in fiscal 2012.

Government Contracts

Approximately 56% of the Company’s net sales for fiscal 2011 were made to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds. Multi-year contracts may be conditioned upon continued availability of congressional appropriations, which could be impacted by the uncertainty regarding the future level of U.S. military involvement in Afghanistan, the President’s plan to remove virtually all U.S. troops from Iraq by the end of 2011 and federal budget pressures. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts. In addition, current weak economic conditions have put significant pressure on the U.S. federal budget.  The Budget Control Act of 2011 contains an automatic sequestration feature that would order cuts to the defense budget if Congress fails to enact the specified $1.2 trillion in U.S. federal deficit reductions to be recommended by the Joint Committee. Budgetary concerns could result in future contracts being awarded more on price than the past competitive factors described above.

The Company’s sales into defense vehicle markets are substantially dependent upon periodic awards of new contracts and the purchase of base vehicle quantities and the exercise of options under existing contracts. The Company’s existing contracts with the DoD may be terminated at any time for the convenience of the government. Upon such termination, the Company would generally be entitled to reimbursement of its incurred costs and to payment of a reasonable profit for work actually performed.

Defense contract awards that the Company receives may be subject to protests by competing bidders, which protests, if successful, could result in the DoD revoking part or all of any defense contract it awards to the Company and an inability of the Company to recover amounts the Company has expended during the protest period in anticipation of initiating work under any such contract.

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

Suppliers

The Company is dependent on its suppliers and subcontractors to meet commitments to its customers, and many components are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. Components for the Company’s products are generally available from a number of suppliers, although the transition to a new supplier may require several months to conclude. The Company purchases chassis components, such as vehicle frames, engines, transmissions, radiators, axles, tires, drive motors, bearings and hydraulic components and vehicle body options, such as cranes, cargo bodies and trailers, from third-party suppliers. These body options may be manufactured specific to the Company’s requirements; however, most of the body options could be manufactured by other suppliers or the Company itself. Through reliance on this supply network for the purchase of certain components, the Company is able to reduce many of the preproduction and fixed costs associated with the manufacture of these components and vehicle body options. The Company purchases a large amount of fabrications and outsources certain manufacturing services, each generally from small companies located near its facilities. While providing low-cost services and product surge capability, such companies often require additional management attention during difficult economic conditions or contract start-up. The Company also purchases complete vehicle chassis from truck chassis suppliers in its commercial segment and, to a lesser extent, in its fire & emergency segment. Increasingly, the Company is sourcing components globally, which may involve additional inventory requirements and introduces additional foreign currency exposures. The Company maintains an extensive qualification, on-site inspection, assistance and performance measurement system to attempt to control risks associated with reliance on suppliers. The Company occasionally experiences problems with supplier and subcontractor performance and component, chassis and body availability and must identify alternate sources of supply and/or address related warranty claims from customers. During fiscal 2011, the Company experienced a number of parts shortages and cost increases at its access equipment segment as demand for certain components exceeded then current supplier capacity. In addition to manufacturing inefficiencies and material cost increases associated with inadequate supplier capacity, the Company’s sales were also limited by parts availability.

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

Intellectual Property

Patents and licenses are important in the operation of the Company’s business, as one of management’s objectives is developing proprietary components to provide the Company’s customers with advanced technological solutions at attractive prices. The Company holds in excess of 500 active domestic and foreign patents. The Company believes patents for the TAK-4 independent suspension system, which expire between 2016 and 2029, provide the Company with a competitive advantage in the defense and fire & emergency segments. In the defense segment, the TAK-4 independent suspension system was added to the U.S. Marine Corps’ MTVR and LVSR programs and is a key feature on the Company’s M-ATV and  L-ATV. The Company believes the TAK-4 independent suspension system provided a performance and cost advantage in the successful competition for the production contracts for these programs. The Company believes that patents for certain components of its ProPulse hybrid electric drive system, Command Zone electronics and TerraMax autonomous vehicle systems offer potential competitive advantages to product lines across all its segments. To a lesser extent, other proprietary components provide the Company a competitive advantage in each of the Company’s segments.

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

The Company holds trademarks for “Oshkosh,” “TAK-4,” “ProPulse,” “JLG,” “SkyTrak,” “Lull,” “Pierce,” “McNeilus,” “Revolution,” “MEDTEC,” “Jerr-Dan,” “CON-E-CO,” “London,” and “IMT” among others. These trademarks are considered to be important to the future success of the Company’s business.

Employees

As of September 30, 2011, the Company had approximately 13,100 employees. The United Auto Workers union (“UAW”) represented approximately 3,100 production employees at the Company’s Oshkosh, Wisconsin facilities; the Boilermakers, Iron Shipbuilders, Blacksmiths, and Forgers Union (“Boilermakers”) represented approximately 220 employees at the Company’s Kewaunee, Wisconsin facilities; and the International Brotherhood of Teamsters Union (“Teamsters”) represented approximately 135 employees at the Company’s Garner, Iowa facilities. The Company’s recently ratified five-year agreement with the UAW extends through September 2016, and the Company’s agreement with the Boilermakers extends through May 2012. The Company’s three-year agreement with the Teamsters expired in October 2011. The Company is currently in negotiations regarding a new agreement with the Teamsters. In addition, the majority of the Company’s approximately 1,400 employees located outside the U.S. are represented by separate works councils or unions. The Company believes its relationship with employees is satisfactory.

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

Industry Segments

Financial information concerning the Company’s industry segments is included in Note 23 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Foreign and Domestic Operations and Export Sales

The Company manufactures products in the U.S., Belgium, Canada, The Netherlands, France, Australia, Romania and China and through investments in joint ventures in Mexico and Brazil for sale throughout the world. Sales to customers outside of the U.S. were 17.2%, 9.8% and 14.6% of the Company’s consolidated sales for fiscal 2011, 2010 and 2009, respectively.

Financial information concerning the Company’s foreign and domestic operations and export sales is included in Note 23 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

ITEM 1A.                    RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. Investors should consider carefully information in this Form 10-K in light of the risk factors described below.

Certain of our markets are highly cyclical and the current or any further decline in these markets could have a material adverse effect on our operating performance.

The high levels of sales in our defense business in recent years have been due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, as is the demand for our products that arises out of such events. In addition, current economic conditions have put significant pressure on the U.S. federal budget, including the defense budget. Specifically, the President’s defense budget for fiscal 2011 and the budget request for fiscal 2012 include significantly lower funding for purchases of new military vehicles that we manufacture under our FHTV and FMTV contracts than in prior years. The fiscal 2012 defense budget request for FMTVs also was significantly less than we expected. In addition, the Budget Control Act of 2011 contains an automatic sequestration feature that would order cuts to the defense budget if Congress fails to enact the specified $1.2 trillion in U.S. federal deficit reductions to be recommended by the Joint Committee. As part of the budget process, the Defense Subcommittee of the Senate Appropriations Committee has proposed that the Joint Light Tactical Vehicle program be terminated in favor of upgrades to the current Humvee fleet.  Moreover, on October 21, 2011, the President announced that virtually all U.S. troops will be removed from Iraq by the end of 2011 and plans exist regarding a future drawdown of U.S. military involvement in Afghanistan. The withdrawal of U.S. troops from Iraq will likely significantly reduce the level of defense funding allocated to support U.S. military involvement in Iraq, and uncertainty exists as to the level of defense funding that will be allocated to support U.S. military involvement in Afghanistan. The magnitude of the adverse impact that federal budget pressures, including the President’s recent request to reduce defense spending by $450 billion or more between 2012 and 2023 and the potential impact of the Budget Control Act of 2011 on the defense budget, expected reductions in future defense funding for U.S. military involvement in Iraq and Afghanistan and an uncertain DoD tactical wheeled vehicle strategy, will have on funding for Oshkosh defense programs is uncertain, but directionally, we expect such funding to decline, and such decline could be significant. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of new contract awards that we may receive, such as the M-ATV contract that we received in fiscal year 2009 and substantially completed in fiscal year 2010 and the FMTV contract that we received in fiscal year 2010 and are in the process of completing.

The decline, compared to historical levels, in overall customer demand in our access equipment, commercial and fire & emergency markets that we have experienced since the start of the global economic downturn and any further decline could have a material adverse effect on our operating performance. The access equipment market in which JLG operates is highly cyclical and impacted by the strength of economies in general, by prevailing mortgage and other interest rates, by residential and non-residential construction spending, by the ability of rental companies to obtain third party financing to purchase revenue generating assets, by capital expenditures of rental companies in general and by other factors. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Refuse collection vehicle markets are also cyclical and impacted by the strength of economies in general, by municipal tax receipts and by capital expenditures of large waste haulers. Fire & emergency markets are cyclical later in an economic downturn and are impacted by the economy generally and by municipal tax receipts and capital expenditures. Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season in the Northern hemisphere.

The global economy continues to experience weakness, which has negatively impacted our sales volumes for our access equipment, commercial and fire & emergency products as compared to historical levels. In addition, the global economic weakness has caused lending institutions to tighten their credit lending standards, which has restricted our customers’ access to capital. Continued weakness in U.S. and European housing starts and non-residential construction spending in most geographical areas of the world are further contributing to the lower sales volumes. A lack of significant improvement in non-residential construction spending or continued low levels of construction activity generally may cause future weakness in demand for our products. Municipal tax revenues in the U.S. have weakened, which has negatively impacted demand for fire apparatus and refuse collection vehicles and delayed the recovery in these markets. Furthermore, it is possible that emerging market growth could slow, which could negatively impact our growth in those markets. We cannot provide any assurance that the global economic weakness and tight credit markets will not continue or become more severe. In addition, we cannot provide any assurance that any economic recovery will not progress more slowly than what we or the market expect. If the global economic weakness and tight credit markets continue or become more severe, or if any economic recovery progresses more slowly than what we or the market expect, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits.

We are dependent on U.S. and foreign government contracts for a substantial portion of our business. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

•                                          Our business is susceptible to changes in the U.S. defense budget, which may reduce revenues that we expect from our defense business, especially in light of federal budget pressures in part caused by U.S. economic weakness, the withdrawal of U.S. troops from Iraq, the uncertainty that exists regarding the future level of U.S. military involvement in Afghanistan and the related level of defense funding that will be allocated to support this involvement, and the level of defense funding that will be allocated to the DoD’s tactical wheeled vehicle strategy generally.

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

•                                          The current U.S. Administration has indicated that it supports increased competition for existing defense programs. The Weapon Systems Acquisition Reform Act also requires competition for defense programs in certain circumstances. Accordingly, it is possible that there will be competition for any M-ATV orders for units above the 10,000 unit ceiling in the initial contract award. Also, it is possible that the U.S. Army and U.S. Marines will conduct an open competition for programs for which we currently have contracts upon the expiration of the existing contracts. Our FHTV contract expired in September 2011, with expected vehicle deliveries to continue through March 2013. We are in negotiations with the U.S. Army regarding our receipt of a bridge contract for the FHTV program under which we would continue producing FHTVs while the U.S. Army develops a path to conduct an open competition for the next contract relating to this program. The bridge contract could include the purchase of the design rights to our vehicles under this contract so that the U.S. Army could compete the program. The U.S. Army may decide to forgo the issuance of this bridge contract, which may prevent us from realizing these revenues. Likewise, the U.S. Army and Marine Corps have, in the past, inquired about purchasing the design rights to the
M-ATV and MTVR that we produce, respectively. Competition for these and other DoD programs we currently have could result in the U.S. government awarding future contracts to another manufacturer or the U.S. government awarding the contracts to us at lower prices and operating margins than we experience under the current contracts.

•                                          Defense truck contract awards that we receive may be subject to protests by competing bidders, which protests, if successful, could result in the DoD revoking part or all of any defense truck contract it awards to us and our inability to recover amounts we have expended in anticipation of initiating production under any such contract.

•                                          Most of our government contracts, including the FMTV contract, are fixed-price contracts with price escalation factors included for those contracts that extend beyond one year. Our actual costs on any of these contracts may exceed our projected costs, which could result in profits lower than historically realized or than we anticipate or net losses under these contracts. In addition, if the timing and size of orders received from the U.S. government differ significantly from the assumptions that we used to price the contract, we may incur unanticipated start-up costs or expend more capital to start up production under the contract, and we may not benefit as we expected from contractual price increases, which could also result in lower than anticipated margins or net losses under these contracts. In particular, we bid the FMTV program at very aggressive margins. We have received orders to date under this program significantly in excess of the quantities that bidders were asked to use to prepare their pricing for this program in the original request for proposal. While the timing and extent of FMTV orders have created opportunities to leverage higher orders to reduce our material costs, they have adversely impacted manufacturing start-up and capital costs under the contract and product pricing relative to what we had originally anticipated as we do not benefit from certain price escalation factors. In addition, the higher order rate for FMTVs caused us to devote more attention to increasing our FMTV production capacity, which delayed our focus on reducing manufacturing costs as compared to our original plans. Collectively, these items have caused us to incur losses under the FMTV program to date, and we expect to continue to incur losses through the first quarter of fiscal 2012. Although we expect sales for the FMTV contract to be profitable starting in the second quarter of fiscal 2012, this expectation is based on certain assumptions, including estimates for future increases in the costs of raw materials, targeted cost savings and our ability to achieve certain production efficiencies. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of profitability. For example, a 1% escalation in material costs over our projection for FMTV orders currently in backlog would increase the cost of materials by approximately $24 million. Although we do not believe that such an increase would result in a loss on future sales under this contract, it would significantly reduce our expected future gross margins on orders currently in backlog. It is possible that other assumptions underlying the analysis could change in such a manner that we would determine in the future that this is a loss contract, which could result in a material charge to earnings.

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

•                                          In the event of component availability constraints, the U.S. government has the ability to unilaterally divert the supply of components used on multiple government programs to those programs rated most urgent (DX-rated programs). Specifically, the U.S. government has notified us that the supply of tires used on a number of our FHTV variants is constrained and tires that we currently have on order with our supplier to meet our FHTV production requirements will be diverted to other DX-rated programs. We expect that this issue could affect us through much of 2012 and will delay the timing of a portion of our expected FHTV sales into fiscal 2013. The delay in our FHTV production as a result of the tire shortage could result in incremental production costs and delays in the timing of PBPs that we expect to receive under the program, which would adversely affect our cash flows.

•                                          We periodically experience difficulties with sourcing sufficient vehicle carcasses to maintain our defense truck remanufacturing schedule, which can create uncertainty and inefficiencies for this area of our business.

We may not be able to execute on our MOVE strategy and meet our long-term financial goals.

We have announced a roadmap, our MOVE strategy, to deliver long-term growth and earnings for our shareholders and to meet our long-term financial goals. The long-term financial goals that we expect to achieve as a result of our MOVE strategy are based on certain assumptions we have made, which assumptions may prove to be incorrect. We cannot provide any assurance we will be able to successfully execute our MOVE strategy, which is subject to a variety of risks, including the following:

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

•                                          Primary competitors vying for share gains through aggressive price competition;

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

•                                          Not winning key large defense contracts, such as the Modernized Expanded Capability Vehicle and the Canadian Tactical Armor Protected Vehicle and Medium Support Vehicle System;

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

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. At September 30, 2011, approximately 88% of these intangibles are concentrated in the access equipment segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of trademarks and trade names as of the acquisition date. We do not amortize goodwill and indefinite-lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In testing for impairment, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit and market comparable sales and earnings multiples, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include a prolonged period of global economic weakness and tight credit markets, further decline in economic conditions or a slow, weak economic recovery, as well as sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

Our current debt levels, including the associated financing costs and restrictive covenants, could limit our flexibility in managing our business and increase our vulnerability to general adverse economic and industry conditions.

Our credit agreement contains financial and restrictive covenants which, among other things, require us to satisfy quarter-end financial ratios, including a leverage ratio, a senior secured leverage ratio and an interest coverage ratio. Our ability to meet the financial ratios in such covenants may be affected by a number of risks or events, including the risks described in this Form 10-K and events beyond our control. The indenture governing our senior notes also contains restrictive covenants. Any failure by us to comply with these restrictive covenants or the financial and restrictive covenants in our credit agreement could have a material adverse effect on our financial condition, results of operations and debt service capability.

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

We had approximately $1.1 billion of debt outstanding as of September 30, 2011, which consisted primarily of a $560 million term loan under our credit agreement maturing in October 2015 and $500 million of senior notes, $250 million of which mature in March 2017 and $250 million of which mature in March 2020. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. We expect that we will experience modestly negative free cash flow in fiscal 2012 as we adjust working capital requirements in our defense and access equipment segments to new sales levels. As we discuss above, our dependency on contracts with U.S. and foreign government agencies, such as the FMTV contract, subjects us to a variety of risks that, if realized, could materially reduce our revenues, profits and cash flows. In addition, among other risks that we face that could affect our revenues, profits and cash flows, current continued weak economic conditions, declining U.S. defense budgets and tight credit markets could become more severe or prolonged. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or access borrowings to enable us to fund our liquidity needs, further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

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

We purchase, directly and indirectly through component purchases, significant amounts of steel, petroleum based products and other raw materials annually. Steel, fuel and other commodity prices have historically been highly volatile. Commodity costs rose significantly early in our fiscal year 2011, and there are indications that these costs may increase further in the future due to one or more of the following: a sustained economic recovery, political unrest in certain countries or a weakening U.S. dollar. Increases in commodity costs negatively impact the profitability of orders in backlog as prices on those orders are usually fixed, which we experienced in the access equipment segment in the fourth quarter of fiscal 2011. Furthermore, we largely do business in the defense segment under annual firm, fixed-price contracts with the DoD. We attempt to limit the risk related to raw material price fluctuations in the defense segment by obtaining firm pricing from suppliers at the time a contract is awarded. However, if these suppliers do not honor their contracts, then we could face margin pressure in our defense business. If we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our results of operations. Additionally, if we are unable to negotiate timely component cost decreases commensurate with any decrease in commodity costs, our higher component prices could put us at a material disadvantage as compared to our competition.

We expect to incur costs and charges as a result of measures such as facilities and operations consolidations and workforce reductions that we expect will reduce costs, and those measures also may be disruptive to our business and may not result in anticipated cost savings.

We have been consolidating facilities and operations in an effort to make our business more efficient and expect to continue to review our overall manufacturing footprint. For example, we closed a facility and integrated our mobile medical business into our Clearwater, Florida operations during the first quarter of fiscal 2011, and we moved manufacturing production of our Medtec ambulances to our Bradenton, Florida operations during the second quarter of fiscal 2011. Also during the first quarter of fiscal 2011, we announced workforce reductions and other cost reduction measures in our fire & emergency and commercial segments and the consolidation of an access equipment segment facility in Belgium into a Romanian facility, which was largely executed in the fourth quarter of fiscal 2011. During the fourth quarter of fiscal 2011, we closed our Oakes, North Dakota manufacturing plant and consolidated the work performed at that facility into other Oshkosh facilities. We have incurred, and expect in the future to incur, additional costs and restructuring charges in connection with such consolidations, workforce reductions and other cost reduction measures that have adversely affected and, to the extent incurred in the future would adversely affect, our future earnings and cash flows. Furthermore, such actions may be disruptive to our business, as we experienced with the facility consolidations into our Bradenton, Florida operations. This may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities, which would adversely impact our sales levels, operating results and operating margins. In addition, we may not realize the cost savings that we expect to realize as a result of such actions.

We may experience losses in excess of our recorded reserves for doubtful accounts, finance receivables, notes receivable and guarantees of indebtedness of others.

As of September 30, 2011, we had consolidated gross receivables of $1.14 billion. In addition, we were a party to agreements in the access equipment segment whereby we have maximum exposure of $52.8 million under guarantees of customer indebtedness to third parties aggregating approximately $141.1 million. We evaluate the collectability of open accounts, finance receivables, notes receivable and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer’s financial obligations to us. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. Continued economic weakness and tight credit markets may result in additional requirements for specific reserves. During periods of economic weakness, the collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses. We also face a concentration of credit risk as JLG’s ten largest debtors at September 30, 2011 represented approximately 23% of our consolidated gross receivables. Some of these customers are highly leveraged. In the future, we may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate further or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized. Our cash flows and overall liquidity may be materially adversely affected if any of the financial institutions that finance our customer receivables become unable or unwilling, due to current economic conditions, a weakening of our or their financial position or otherwise, to continue providing such credit.

Systemic failures that the customer may identify could exceed recorded reserves or negatively affect our ability to win future business with the DoD or other foreign military customers.

As a result of the accelerated timetable from product design to full-scale production, the accelerated production schedule and limited field testing under the M-ATV contract and our ramp up to full-scale production of FMTVs, these vehicles could encounter systemic failures during fielding and use of the vehicles for which we may have responsibility. Additionally, we did not design the FMTV portfolio of trucks and trailers, and the design for this portfolio includes requirements that have caused us to implement manufacturing processes that we have not used extensively under previous contracts. If we do not implement these manufacturing processes correctly, then there could be systemic failures for which we may have responsibility. We have established reserves for the estimated cost of such systemic-type repairs based upon historical warranty rates of other defense programs in which we participate. If systemic issues arise, rectification costs could be in excess of the established reserves. If the DoD identifies systemic issues, this situation could impact our ability to win future business with the DoD or other foreign military customers, which would adversely affect our future earnings and cash flows.

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

Expanding international sales is a part of our growth strategy. Our outlook depends in part upon increases in international orders and sales that may not materialize. International operations and sales are subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government regulations and the effects of income and withholding taxes, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenues and earnings. In addition, expansion into foreign markets requires the establishment of distribution networks and may require modification of products to meet local requirements or preferences. Establishment of distribution networks or modification to the design of our products to meet local requirements and preferences may take longer or be more costly than we anticipate and could have a material adverse effect on our ability to achieve international sales growth. In addition, our entry into certain markets that we wish to enter may require us to establish a joint venture. Identifying an appropriate joint venture partner and creating a joint venture could be more time consuming, more costly and more difficult than we anticipate.

As a result of our international operations and sales, we are subject to the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Our international activities create the risk of unauthorized payments or offers of payments in violation of the FCPA by one of our employees, consultants, sales agents or distributors, because these parties are not always subject to our control. Any violations of the FCPA could result in significant fines, criminal sanctions against us or our employees, and prohibitions on the conduct of our business, including our business with the U.S. government. We are also increasingly subject to export control regulations, including, without limitation, the United States Export Administration Regulations and the International Traffic in Arms Regulations. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

We are subject to fluctuations in exchange rates associated with our non-U.S. operations that could adversely affect our results of operations and may significantly affect the comparability of our results between financial periods.

For the fiscal year ended September 30, 2011, approximately 17% of our net sales were attributable to products sold outside of the United States, including approximately 14% that involved export sales from the United States. The majority of export sales are denominated in U.S. dollars. Sales outside the United States are typically made in the local currencies of those countries. Fluctuations in foreign currency can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. We have sales of inventory denominated in U.S. dollars to certain of our subsidiaries that have functional currencies other than the U.S. dollar. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations, in particular those with respect to the Euro, the Chinese Renminbi, the Canadian dollar and the Australian dollar, may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods. Any appreciation in the value of the U.S. dollar in relation to the value of the local currency will adversely affect our revenues from our foreign operations when translated into U.S. dollars. Similarly, any appreciation in the value of the U.S. dollar in relation to the value of the local currency of those countries where our products are sold will increase our costs in our foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. dollars.

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

In particular, climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. Congress has previously considered and may in the future implement restrictions on greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset emissions of greenhouse gas. In addition, several states, including states where we have manufacturing plants, are considering various greenhouse gas registration and reduction programs. Our manufacturing plants use energy, including electricity and natural gas, and certain of our plants emit amounts of greenhouse gas that may be affected by these legislative and regulatory efforts. Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in our costs of raw materials, any one of which could increase our costs, reduce our competitiveness in a global economy or otherwise negatively affect our business, operations or financial results. While additional regulation of emissions in the future appears likely, it is too early to predict how this regulation will ultimately affect our business, operations or financial results.

Disruptions within our dealer network could adversely affect our business.

Although we sell the majority of our products directly to the end user, we market, sell and service products through a network of independent dealers in the fire & emergency segment and in a limited number of markets for the access equipment and commercial segments. As a result, our business with respect to these products is influenced by our ability to establish and manage new and existing relationships with dealers. While we have relatively low turnover of dealers, from time to time, we or a dealer may choose to terminate the relationship as a result of difficulties that our independent dealers experience in operating their businesses due to economic conditions or other factors, or as a result of an alleged failure by us or an independent dealer to comply with the terms of our dealer agreement. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business. However, disruption of dealer coverage within a specific state or other geographic market could cause difficulties in marketing, selling or servicing our products and have an adverse effect on our business, operating results or financial condition.

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

Our business could be negatively affected as a result of a threatened proxy fight and other actions of activist shareholders.

We recently received a notice from certain funds affiliated with Carl Icahn that discloses their intent to nominate six individuals for election to our Board of Directors.  If a proxy contest results from this notice or if other activist activities ensue, our business could be adversely affected because:

•                                          Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees;

•                                          Perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners; and

•                                          If individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan.

These actions could also cause our stock price to experience periods of volatility.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding September 30, 2011.

ITEM 2.                PROPERTIES

The Company believes its equipment and buildings are well maintained and adequate for its present and anticipated needs. As of November 16, 2011, the Company operated in 42 manufacturing facilities. The location, size and focus of the Company’s manufacturing facilities are provided in the table below:

	Approximate
	Square Footage		Principal
Location (# of facilities)	Owned	Leased	Products Manufactured

Defense
Oshkosh, Wisconsin (9)	1,100,000	119,000	Defense Trucks; Front-Discharge Mixers; Snow Removal Vehicles
Appleton, Wisconsin (2)		196,000	Defense Vehicle Components

Access Equipment
McConnellsburg, Pennsylvania (4)	560,000	35,000	Boom Lifts; Telehandlers; Carriers; Wreckers
Shippensburg, Pennsylvania (1)	330,000		Boom Lifts; Scissor Lifts; Trailer Boom Lifts; Telehandlers; Carriers; Wreckers
Bedford, Pennsylvania (2)	216,000		Boom Lifts; After-Sales Service and Support
Greencastle, Pennsylvania (1)	110,000		Fabrications
Riverside, California (1)		55,000	Trailers; After-Sales Service and Support
Maasmechelen, Belgium (1)		80,000	Scissor Lifts; Telehandlers; After-Sales Service and Support
Orrville, Ohio (1)	333,000		Telehandler and Boom Lift Subassemblies; Telehandlers; Vertical Mast Lifts

	Approximate
	Square Footage		Principal
Location (# of facilities)	Owned	Leased	Products Manufactured

Access Equipment (continued)
Tonneins, France (1)		65,000	Vertical Mast Lifts
Port Macquarie, Australia (1)	25,000		Light Towers; After-Sales Service and Support
Medias, Romania (1)		249,000	Boom Lifts; Heavy Steel Fabrications
Tianjin, China (1)	193,000		Boom Lifts; Scissor Lifts

Fire & Emergency
Appleton, Wisconsin (3)	557,000	16,000	Fire Apparatus; ARFF Vehicles; Trailers; Simulators
Bradenton, Florida (1)	300,000		Fire Apparatus; Ambulances
Kewaunee, Wisconsin (1)	216,000		Aerial Devices; Heavy Steel Fabrications
Oud-Beijerland, Holland (1)		98,000	Mobile Medical Trailers
Clearwater, Florida (1)		96,000	Broadcast Equipment; Mobile Medical Trailers

Commercial
Dodge Center, Minnesota (1)	711,000		Rear-Discharge Mixers; Refuse Collection Vehicles
Dexter, Minnesota (1)		53,000	Revolution Composite Concrete Mixer Drums
Riceville, Iowa (1)	108,000		Components for Rear-Discharge Mixers; Concrete Batch Plants and Refuse Collection Vehicles
McIntire, Iowa (1)	28,000		Components for Load Handling Systems
Blair, Nebraska (2)	91,000	20,000	Concrete Batch Plants
Audubon, Iowa (1)	15,000		Components for Concrete Batch Plants
London, Canada (1)		156,000	Rear-Discharge Mixers
Garner, Iowa (1)	262,000		Field Service Vehicles; Articulating Cranes

The Company’s manufacturing facilities generally operate five days per week on one or two shifts, except for seasonal shutdowns for one to three week periods. The Company implemented additional periodic shutdowns in multiple businesses in response to lower demand resulting from continued weak economic conditions. The Company expects periodic shutdowns to continue in fiscal 2012. The Company believes its manufacturing capacity could be significantly increased with limited capital spending by working an additional shift at each facility.

The Company also performs contract maintenance services out of multiple warehousing and service facilities owned and/or operated by the U.S. government and third parties, including locations in the U.S., Japan, Afghanistan and multiple other countries in Europe and the Middle East.

In addition to sales and service activities at the Company’s manufacturing facilities, the Company maintains 21 sales and service centers in the U.S. These facilities are used primarily for sales and service of concrete mixers and refuse collection vehicles. The access equipment segment also leases a number of small distribution, engineering, administration or service facilities throughout the world.

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

The Company had reserves of $2.1 million for environmental matters at September 30, 2011 for losses that were probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Personal injury actions and other. At September 30, 2011, the Company had product and general liability reserves of $41.7 million. Although the final results of all such matters and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to all such matters and claims, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

On January 8, 2010, Control Solutions LLC (“Control Solutions”) brought suit against the Company in the United States District Court for the Northern District of Illinois for breach of express contract, breach of implied-in-fact contract, unjust enrichment and promissory estoppel related to the Company’s contract to supply the DoD with M-ATVs. Control Solutions has asserted damages in the amount of $190.3 million. On October 3, 2011, following written and oral discovery, the Company moved for summary judgment. On that same date, Control Solutions filed a cross-motion for summary judgment. The Company’s and Control Solutions’ response briefs have been filed with the Court. While this case is in the early stages of litigation and its outcome cannot be predicted with certainty, the Company believes that the ultimate resolution of this claim will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of November 16, 2011 concerning the Company’s executive officers. All of the Company’s officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
Charles L. Szews	54	President and Chief Executive Officer
Bryan J. Blankfield	50	Executive Vice President, General Counsel and Secretary
Gregory L. Fredericksen	50	Executive Vice President, Chief Procurement Officer
James W. Johnson	46	Executive Vice President and President, Fire & Emergency Segment
Wilson R. Jones	50	Executive Vice President and President, Access Equipment Segment
Joseph H. Kimmitt	61	Executive Vice President, Government Operations and Industry Relations
Josef Matosevic	40	Executive Vice President, Global Manufacturing Operations
Colleen R. Moynihan*	51	Senior Vice President, Total Quality Management
Frank R. Nerenhausen	47	Executive Vice President and President, Commercial Segment
Thomas J. Polnaszek	54	Senior Vice President, Finance and Controller
Mark M. Radue	47	Senior Vice President, Business Development
Michael K. Rohrkaste	53	Executive Vice President, Chief Administration and Human Resources Officer
David M. Sagehorn	48	Executive Vice President and Chief Financial Officer
Gary W. Schmiedel	50	Executive Vice President, Technology
John M. Urias	58	Executive Vice President and President, Defense Segment

*                                         Ms. Moynihan is a recent hire and is not yet deemed to be an executive officer as defined under the applicable rules and regulations of the Securities Exchange Commission.

Charles L. Szews. Mr. Szews joined the Company in 1996 as Vice President and Chief Financial Officer. He served as Executive Vice President and Chief Financial Officer from 1997 until 2007, at which time he was appointed President and Chief Operating Officer. Effective January 1, 2011, Mr. Szews assumed the position of President and Chief Executive Officer. Mr. Szews was elected a Director of the Company in 2007. He is a director of Gardner Denver, Inc.

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

James W. Johnson. Mr. Johnson joined the Company in 2007 as the Director of Dealer Development for Pierce. He was appointed to Senior Vice President of Sales and Marketing for Pierce in 2009 and was appointed to his current position in 2010. He previously served as Dealer Development Manager at Forest River, Inc. (a manufacturer primarily of recreational vehicles) from 2006 to 2007.

Wilson R. Jones. Mr. Jones joined the Company in 2005 as Vice President and General Manager of the Airport Products business. He was appointed President, Pierce in 2007, was appointed Executive Vice President and President, Fire & Emergency Segment in 2008, and was appointed Executive Vice President and President, Access Equipment Segment in 2010.

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

Colleen R. Moynihan. Ms. Moynihan joined the Company in July 2011 as the Senior Vice President, Total Quality Management. She previously served as the Director of Global Quality at Caterpillar Inc. from 2007 to 2011 and Director of Powertrain Quality — Global Quality at Ford Motor Company from 2003 to 2007.

Frank R. Nerenhausen. Mr. Nerenhausen joined the Company in 1986 and has served in various assignments, including Vice President Concrete Placement from 2005 to 2008 and Vice President of Concrete & Refuse Sales & Marketing from 2008 to 2010 for McNeilus. He was appointed to his current position in 2010.

Thomas J. Polnaszek. Mr. Polnaszek joined the Company in 1998 as Controller. He was promoted to Vice President and Controller in 1998 and appointed to his present position in 2007.

Mark M. Radue. Mr. Radue joined the Company in 2005 as Senior Director of Financial Planning and Analysis. He was promoted to Vice President of Business Development in 2005 and was appointed to his present position in 2011.

Michael K. Rohrkaste. Mr. Rohrkaste joined the Company in 2003 as Vice President, Human Resources. He was appointed Executive Vice President, Chief Administration Officer in 2009 and was appointed to his current position in January 2010.

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

Gary W. Schmiedel. Mr. Schmiedel joined the Company in 1983 and has served in various engineering assignments, including Senior Vice President - Defense Engineering and Technology. He was appointed Executive Vice President, Technology in February 2011.

John M. Urias. Mr. Urias joined the Company in October 2011 as the Executive Vice President and President, Defense Segment. He previously served as Vice President of Programs in 2011; Vice President, Programs and UAE Surface Launched AMRAAM Capture Lead, National and Theater Strategic Programs from 2010 to 2011 and Vice President, Force Application Programs for Integrated Defense Systems from 2009 to 2010, in each case at Raytheon Company. From 2006 to 2007, he served as Vice President and Sector Manager, Defense Systems Sector for Quantum Research International, Inc. Mr. Urias retired from the U.S. Army with the rank of Major General in 2005.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information relating to dividends included in Note 25 of the Notes to Consolidated Financial Statements contained herein under Item 8 and the information relating to dividends per share contained herein under Item 6 are hereby incorporated by reference in answer to this item.

In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of Common Stock. The Company did not repurchase any shares under this authorization during fiscal 2011. As of September 30, 2011, the Company had repurchased 2,769,210 shares under this program at a cost of $6.6 million, leaving the Company with authority to repurchase 3,230,790 shares of Common Stock under this program. There is no expiration date associated with the Board authorization.

Dividends and Common Stock Price

The Company did not pay dividends on its Common Stock in fiscal 2011 or fiscal 2010. The payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions or other factors. In addition, the Company’s credit agreement limits the amount of dividends it may pay to $50 million during any fiscal year; plus the excess of (a) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after September 27, 2010, over (b) the cumulative amount of all such dividends and other distributions made in any fiscal year ending after such date that exceed $50 million, plus (c) for each of the first four fiscal quarters ending after September 27, 2010, $25 million per fiscal quarter, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0; plus (d) for the period of four fiscal quarters ending September 30, 2011 and for each period of four fiscal quarters ending thereafter, $100 million during such period, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further discussion about the Company’s financial covenants under its credit agreement.

The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol OSK. As of November 11, 2011, there were 1,343 holders of record of the Common Stock. The following table sets forth prices reflecting actual sales of the Common Stock as reported on the NYSE for the periods indicated.

	Fiscal 2011		Fiscal 2010
Quarter Ended	High	Low	High	Low

September 30	$33.78	$15.65	$36.14	$24.63
June 30	36.73	25.25	44.57	31.07
March 31	40.11	32.37	41.78	34.24
December 31	35.98	27.35	41.99	28.13

Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.

The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (“Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing. The SEC requires the Company to include a line graph presentation comparing cumulative five year Common Stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s MidCap 400 market index as the broad-based index and the companies currently in the Standard Industry Classification Code 371 Index (motor vehicles and equipment) (the “SIC Code 371 Index”) as a more specific comparison.

The comparisons assume that $100 was invested on September 30, 2006 in each of: the Company’s Common Stock, the Standard & Poor’s MidCap 400 market index and the SIC Code 371 Index. The total return assumes reinvestment of dividends and is adjusted for stock splits. The fiscal 2011 return listed in the charts below is based on closing prices per share on September 30, 2011. On that date, the closing price for the Company’s Common Stock was $15.74.

* $100 invested on September 30, 2006 in stock or index, including reinvestment of dividends.

Fiscal year ended September 30,	2006	2007	2008	2009	2010	2011

Oshkosh Corporation	$100.00	123.70	26.61	64.26	57.14	32.70
S&P Midcap 400 market index	$100.00	118.76	98.95	95.87	112.92	111.47
SIC Code 371 Index	$100.00	137.64	91.14	91.51	131.20	113.97

ITEM 6.           SELECTED FINANCIAL DATA

Fiscal Year
(In millions, except per share amounts)	2011 (1) (2)	2010 (1)	2009 (3) (4)	2008	2007 (5)
Income Statement Data:
Net sales	$7,584.7	$9,842.4	$5,253.1	$6,877.7	$6,089.9
Gross income	1,079.7	1,970.0	703.3	1,170.0	1,081.7
Intangible asset impairment charges	4.8	25.6	1,190.2	1.0	—
Depreciation	78.5	83.8	75.1	72.8	54.3
Amortization of purchased intangibles, deferred financing costs and stock-based compensation (6)	81.4	103.8	86.6	90.8	83.3
Operating income (loss)	500.9	1,394.1	(979.5)	617.4	610.5
Income (loss) attributable to Oshkosh Corporation common shareholders:
From continuing operations	273.4	792.9	(1,167.0)	288.9	286.4
From discontinued operations (7)	—	(2.9)	68.2	(209.6)	(18.3)
Net income (loss)	273.4	790.0	(1,098.8)	79.3	268.1
Income (loss) attributable to Oshkosh Corporation common shareholders per share assuming dilution:
From continuing operations	$2.99	$8.72	$(15.26)	$3.86	$3.83
From discontinued operations	—	(0.03)	0.89	(2.80)	(0.25)
Net income (loss)	2.99	8.69	(14.37)	1.06	3.58
Dividends per share	$—	$—	$0.20	$0.40	$0.40

Balance Sheet Data:
Total assets	$4,826.9	$4,708.6	$4,768.0	$6,081.5	$6,399.8
Net working capital	762.8	403.9	484.6	689.2	646.9
Long-term debt (including current maturities)	1,060.1	1,152.1	2,024.3	2,757.7	3,022.0
Oshkosh Corporation shareholders’ equity	1,596.5	1,326.6	514.1	1,388.6	1,393.6

Other Financial Data:
Expenditures for property, plant and equipment	$82.3	$83.2	$46.2	$75.8	$83.0
Backlog	6,478.4	5,401.4	5,615.4	2,353.8	3,177.8
Book value per share	$17.48	$14.63	$5.75	$18.66	$18.78

(1)   In the fourth quarter of fiscal 2009, the Company began production on a sole source contract awarded by the DoD for
M-ATVs. During fiscal 2011 and 2010, the Company delivered 645 and 7,539 M-ATV units, respectively, and related aftermarket parts & service under this contract with a combined sales value of $1.25 billion and $4.49 billion, respectively.

(2)   The increase in working capital from September 30, 2010 to September 30, 2011 was primarily the result of a decrease in borrowings under the Company’s revolving line of credit and higher accounts receivable in the access equipment segment as a result of increased sales.

(3)   In the second quarter of fiscal 2009, the Company recorded in continuing operations non-cash charges totaling $1.19 billion pre-tax ($15.26 per share, net of taxes) to record impairment of goodwill and other long-lived assets.

(4)   On August 12, 2009, the Company completed a public equity offering of 14,950,000 shares of Common Stock, which included the exercise of the underwriters’ over-allotment option for 1,950,000 shares of Common Stock, at a price of $25.00 per share. The Company paid $15.1 million in underwriting discounts and commissions and approximately $0.6 million of offering expenses. The net proceeds of the equity offering of approximately $358.1 million, along with cash flow from operations, allowed the Company to repay $731.6 million of debt in fiscal 2009.

(5)   On December 6, 2006, the Company acquired all of the issued and outstanding capital stock of JLG for $3.1 billion in cash. Amounts include acquisition costs and are net of cash acquired. Fiscal 2007 results included sales of $2.5 billion and operating income of $268.4 million related to JLG following its acquisition.

(6)   Includes amortization of deferred financing costs of $5.1 million in fiscal 2011, $28.6 million in fiscal 2010, $13.4 million in fiscal 2009, $7.2 million in fiscal 2008 and $5.5 million in fiscal 2007.

(7)   In fiscal 2010, the Company completed the sale of its 75% interest in BAI Brescia Antincendi International S.r.l. and its wholly-owned subsidiary (“BAI’), the Company’s European fire apparatus and equipment business. In fiscal 2009, the Company sold its European refuse collection vehicle business, Geesink Group B.V., Norba A.B. and Geesink Norba Limited (together, “Geesink”).

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

Fire & emergency — custom and commercial firefighting vehicles and equipment, ARFF vehicles, snow removal vehicles, ambulances and other emergency vehicles primarily sold to fire departments, airports and other governmental units, mobile medical trailers sold to hospitals and third-party medical service providers, and broadcast vehicles sold to broadcasters and TV stations in the Americas and abroad.

Commercial — concrete mixers, refuse collection vehicles, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in the Americas and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the U.S. and abroad.

All estimates referred to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company’s estimates as of November 16, 2011.

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

In October 2009, the Company completed the sale of its 75% interest in BAI, the Company’s European fire apparatus and equipment business, to BAI’s management team for nominal cash consideration. BAI, which was included in the Company’s fire & emergency segment, had sales of $42.2 million in fiscal 2009. The Company recorded a small loss on the sale of BAI in the first quarter of fiscal 2010. The Company has reflected the financial results of BAI as discontinued operations in the Consolidated Statements of Operations for all periods presented.

In addition, in the fourth quarter of fiscal 2009, the Company reorganized Geesink’s European parent holding company and claimed a worthless stock and bad debt deduction, which resulted in a $71.5 million tax benefit, of which $61.0 million related to Geesink and BAI and was therefore included in discontinued operations.

Executive Overview

As expected, fiscal 2011 sales and operating income decreased following a year of record sales and profitability in fiscal 2010 when the Company delivered 7,539 urgently needed, life-saving M-ATVs to the DoD. While M-ATV sales, including related parts & services sales, decreased $3.24 billion from fiscal 2010 to fiscal 2011, an increase in access equipment sales to external customers and the start-up of FMTV production during fiscal 2011 offset some of the M-ATV sales decrease. As a result, consolidated net sales decreased $2.26 billion, or 22.9%, to $7.58 billion compared to fiscal 2010. Although the increase in sales to external customers in the access equipment segment and the ramp-up of FMTV production in the defense segment offset some of the decrease in M-ATV sales, the incremental access equipment sales were at lower margins than M-ATV sales. In addition, the Company incurred $43.0 million of start-up costs on the ramp-up of the FMTV contract which drove costs to exceed revenues by $44.4 million on this program during fiscal 2011. As a result of the lower M-ATV sales, lower margins on the incremental access equipment sales and cost challenges on the FMTV program, operating income in fiscal 2011 decreased $893.2 million, or 64.1%, from fiscal 2010, to $500.9 million.

In August 2009, the DoD awarded the Company the contract to be the sole producer of FMTVs under the U.S. Army’s FMTV Rebuy program. This was an important contract for the Company to win due to high unfulfilled requirements of the DoD’s authorized acquisition objective (or maximum acquisition quantity) under the FMTV program, while the Company’s FHTV program was nearing fulfillment of its authorized acquisition objective. After a lengthy protest, the DoD ordered trucks in the first contract year at a level approximately three times higher than the likely amount communicated by the DoD in the request for proposal due to favorable pricing on the program and prior to a scheduled contractual price increase. As a result, when the Company initiated production, the Company incurred higher than planned costs to hire and train more than 500 additional employees than anticipated and was required to purchase additional equipment and tooling, as well as deliver vehicles at lower pricing than expected. The Company also experienced issues associated with building to the DoD’s technical data package, which did not accurately reflect the current configuration of the trucks and trailers, and complying with new requirements in the contract, among other issues. The Company began delivering vehicles under this contract in the first quarter of fiscal 2011. While the Company worked through these issues, it incurred unplanned start-up costs of $43.0 million in fiscal 2011 and reported a total loss on the contract for the year of $44.4 million. The Company expects to continue to incur costs in excess of revenues on the FMTV contract through the first quarter of fiscal 2012, although at amounts lower than in fiscal 2011, but expects its FMTV sales beginning in the second quarter of fiscal 2012 to be profitable. The Company has eleven integrated project teams working to improve its performance on this contract. This is a top priority for management and is increasingly important as FMTV sales rise as a percentage of total defense sales in fiscal years 2012 and 2013.

The Company expects that FMTV program revenues for production beyond September 30, 2011 on orders received to-date will exceed expected costs and, therefore, has not recorded a charge for a loss contract. In evaluating the profitability under the FMTV contract, it is necessary to estimate future material and production costs. Management cost assumptions include estimates for future increases in the costs of materials, reductions in ramp-up costs, targeted cost savings and production efficiencies. There are inherent uncertainties related to these estimates. Small changes in estimates can have a significant impact on profitability under the contract. For example, a 1% escalation in material costs over the Company’s projection for FMTV orders currently in backlog would increase the cost of materials by approximately $24 million. Although this amount is less than the expected future profitability, it would significantly reduce the expected future gross margins on orders currently in backlog. It is possible that other assumptions underlying the analysis could change in such a manner that the Company would determine in the future that this is a loss contract, which could result in a material charge to earnings.

In fiscal 2011, the Company completed a comprehensive strategic planning process to, among other things, assess the outlook for each of its markets, consider strategic alternatives and develop strategic initiatives to address the current difficult market forces then facing the Company. Those difficult market forces involved non-defense markets which were down 40% to more than 90% from peak, an uncertain economic recovery and a likely sharp downturn in U.S. defense spending beginning as early as 2013. The study culminated in the creation of the Company’s planned roadmap to deliver superior long-term earnings growth and increased shareholder value over the next business cycle and beyond. The Company’s roadmap, named MOVE, requires aggressive cost reduction and prudent organic growth initiatives until a market recovery provides an opportunity for significant earnings leverage, estimated at levels approaching $500 million of operating income to return to prior peak earnings, in its non-defense markets. The MOVE strategy consists of four key strategic initiatives:

•      Market recovery and growth — The Company believes that many of its non-defense markets will begin to recover after fiscal 2012. The Company plans to capture or improve its historic share of a market recovery.

•      Optimize cost and capital structure — The Company plans to optimize its cost and capital structure to provide value for customers and shareholders by aggressively attacking its product, process and operating costs. The expected savings and process improvement achieved are expected to enable the Company to further reduce its debt.

•      Value innovation — The Company plans to further strengthen its multi-generational product plans, which incorporate its newest technologies and drive the Company’s ability to benefit its customers and the Company’s performance.

•      Emerging market expansion — The Company plans to drive international growth in targeted geographies where it believes that there are significant opportunities for growth.

The Company is in the early stages of implementing the required initiatives to support this new roadmap and expects that the roadmap will benefit the Company and its shareholders in the years to come.

The Company believes fiscal 2012 will continue to be a transitional period for the Company as a result of the difficult market forces described above. Specifically, the Company expects a continued rebound in sales to external customers in the access equipment segment, which the Company believes will be more than offset by a significant sales mix shift in the defense segment toward an increased percentage of low-margin FMTV sales as well as lower sales of higher margin M-ATVs and FHTVs. As a result, the Company expects that operating income and net income will be significantly lower in fiscal 2012 as compared to fiscal 2011.

In mid-July 2011, the Company was informed by the DoD and its tire supplier that recent orders for military vehicles, including orders received by the Company for M-ATV Underbody Improvement Kits, may cause a constraint in the supply of a certain size and specification of tire. The Company uses these same tires on many of its heavy tactical vehicles. Since that time, insufficient supplier capacity to accommodate this spike in demand has caused the DoD to use its sovereign authority to direct tires currently scheduled for delivery to the Company for FHTV production to be re-routed for use on contracts with the “DX” designation. The “DX” designation process is essentially a process that enables the DoD to prioritize use of materials for national defense purposes. In the fourth quarter of fiscal 2011, the Company began engaging in regular discussions with the DoD and the tire supplier. The Company now expects that the tire shortage will negatively impact the timing of its production and delivery schedule through much of fiscal 2012 and will negatively impact the timing of its FHTV sales. The Company continues to assess the matter and is working to minimize any impact this situation may have on its operations and its results. Based on the most recent information received from the tire supplier and the DoD, the Company has removed approximately $225 million of sales from its fiscal 2012 expectations communicated in its Form 10-Q filed for its third quarter of fiscal 2011. Revenue on these units is expected to move to fiscal 2013. The Company expects it would be reimbursed by the DoD for any additional costs that it incurs due to the re-direction of these specialty tires.

The Company expects that sales in its defense segment in fiscal 2012 will decline by approximately 15% compared to fiscal 2011. The Company also expects to experience a significant shift in sales mix with FMTV sales comprising approximately 40% of segment sales in fiscal 2012 compared to approximately 13% in fiscal 2011. In addition, the Company expects lower aftermarket sales in fiscal 2012 as a significant amount of M-ATV related parts sales occurred in fiscal 2011. The Company expects that operating income margins in the defense segment in fiscal 2012 will be below 5% due in large part to the significant change in sales mix between and within the Company’s different defense programs. The Company does not expect the FMTV program to be profitable until the second quarter of fiscal 2012, but it does expect that full year FMTV margins will be slightly above breakeven due to the reduction of start-up costs, the in-sourcing of work and the implementation of material cost reductions.

The Company believes that the access equipment segment will experience sales growth of approximately 20% in fiscal 2012 as compared to fiscal 2011 largely as a result of higher replacement demand in North America and in parts of Europe and continued growth in emerging markets. The Company believes that operating income margins in the access equipment segment will be in the mid to upper single digit range as a percentage of sales in fiscal 2012 depending on the speed with which the Company executes its cost reduction initiatives. The higher material costs experienced in this segment in the fourth quarter of fiscal 2011 are expected to continue to impact the segment in fiscal 2012, but the Company expects recently announced price increases to offset much of the increased material costs beginning in the second fiscal quarter.

The Company believes that fire & emergency segment sales in fiscal 2012 will be flat compared to fiscal 2011 driven by continued weak municipal spending. The Company expects that fire & emergency segment operating income margins will improve compared to fiscal 2011 to the low single digit range as it expects benefits from previously announced restructuring actions and reduced restructuring related costs.

The Company believes that sales in the commercial segment will be slightly higher in fiscal 2012 compared to fiscal 2011. The Company expects domestic concrete mixer sales will remain weak as a result of continued weakness in housing starts and other construction activity. The Company estimates that refuse collection vehicle sales in fiscal 2012 will be slightly higher compared with fiscal 2011, but that sales in fiscal 2012 will be concentrated early in the fiscal year as customers purchase vehicles prior to the end of calendar 2011, when a U.S. bonus depreciation tax deduction is scheduled to expire. The Company expects that operating income margins in the commercial segment in fiscal 2012 will be approximately flat with fiscal 2011.

The Company expects that corporate expenses will be flat to slightly higher in fiscal 2012 compared to fiscal 2011, in part to support new business initiatives to sustain long-term growth. The Company expects modestly lower interest expense in fiscal 2012 due to lower debt levels and the expiration of an interest rate swap agreement in December 2011. The Company believes that its fiscal 2012 effective income tax rate will approximate 33% to 35%.

The Company believes that it will experience modestly negative free cash flow (defined as cash flow from operations less capital expenditures) in fiscal 2012. The Company expects that the cash usage will be largely driven by lower earnings, lower performance-based payments from the U.S. government as a result of an expected continued decline in defense segment sales, higher working capital requirements as sales to external customers continue to rebound in the access equipment segment, and anticipated capital expenditures in fiscal 2012 of $85 million to $95 million.

The Company expects that fiscal 2012 will be its trough earnings year in this business cycle as it expects its MOVE strategic initiatives will have greater impact on earnings in fiscal 2013 and as the global economy continues its slow recovery.

The Company expects relatively strong performance in the defense segment in the first quarter of fiscal 2012, driven by the expected sale of more than 400 M-ATVs. The Company expects that seasonally weak sales and high material costs not yet offset by the recently announced price increase will impact access equipment results in the first quarter of fiscal 2012. The Company expects lower sales and an operating loss in the fire & emergency segment in the first quarter of fiscal 2012, as it continues to improve efficiencies at its Florida operations. The Company also expects relatively strong performance in the first quarter of fiscal 2012 in the commercial segment led by demand for refuse collection vehicles driven by the scheduled expiration of a U.S. bonus depreciation tax deduction at the end of calendar 2011. The Company believes fiscal 2012 first quarter earnings will approximate one fourth of its earnings for the full fiscal year, whereas the Company typically experiences a seasonally weaker first quarter.

Results of Operations

Consolidated Net Sales — Three Years Ended September 30, 2011

The following table presents net sales (see definition of net sales contained in Note 2 of the Notes to Consolidated Financial Statements) by business segment (in millions):

	Fiscal Year Ended September 30,
	2011	2010	2009
Net sales
Defense	$4,365.2	$7,161.7	$2,594.8
Access equipment	2,052.1	3,011.9	1,225.5
Fire & emergency	800.3	916.0	1,042.3
Commercial	564.9	622.1	590.0
Intersegment eliminations	(197.8)	(1,869.3)	(199.5)
Consolidated	$7,584.7	$9,842.4	$5,253.1

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2011	2010	2009
Net sales
United States	$6,281.5	$8,882.6	$4,487.1
Other North America	179.7	111.0	89.7
Europe, Africa and the Middle East	706.2	508.6	468.6
Rest of the world	417.3	340.2	207.7
Consolidated	$7,584.7	$9,842.4	$5,253.1

Fiscal 2011 Compared to Fiscal 2010

Consolidated net sales decreased $2.26 billion, or 22.9%, to $7.58 billion in fiscal 2011 compared to fiscal 2010 largely due to the expected decrease in sales under the M-ATV contract, offset in part by increased demand for access equipment and sales under the start-up of the FMTV program.

Defense segment net sales decreased $2.80 billion, or 39.0%, to $4.37 billion in fiscal 2011 compared to fiscal 2010. The decrease in sales was primarily due to the completion of the initial M-ATV production. The start-up of FMTV production added $548.8 million in sales during fiscal 2011, offsetting some of the M-ATV sales decrease. Combined vehicle and parts & services sales related to the M-ATV program totaled $1.25 billion in fiscal 2011, a decrease of $3.24 billion compared to the prior year.

Access equipment segment net sales decreased $959.8 million, or 31.9%, to $2.05 billion in fiscal 2011 compared to fiscal 2010. Sales in fiscal 2011 included $0.11 billion in intersegment M-ATV related sales compared to $1.73 billion in fiscal 2010. Sales to external customers totaled $1.94 billion in fiscal 2011, a 53.5% increase compared to fiscal 2010. The increase in sales to external customers compared with the prior year period was primarily a result of higher replacement of aged equipment in North America (up 88%) and parts of Europe (up 44%).

Fire & emergency segment net sales decreased $115.7 million, or 12.6%, to $800.3 million in fiscal 2011 compared to fiscal 2010. The decrease in sales reflected a $120.3 million decrease in fire apparatus volume due to soft demand attributable to weak municipal spending in the U.S.

Commercial segment net sales decreased $57.2 million, or 9.2%, to $564.9 million in fiscal 2011 compared to fiscal 2010. The decrease in sales was primarily the result of a $56.1 million decline in refuse collection vehicles volume due to lower volume with large waste haulers.

Fiscal 2010 Compared to Fiscal 2009

Consolidated net sales increased 87.4% to $9.84 billion in fiscal 2010 compared to fiscal 2009. The increase in sales was primarily the result of the M-ATV contract in the defense segment.

Defense segment net sales increased 176.0% to $7.16 billion in fiscal 2010 compared to fiscal 2009. The increase was primarily due to the sale of 7,539 M-ATV units and related aftermarket parts & service under a contract which began initial production in the fourth quarter of fiscal 2009. Combined vehicle and parts & service sales related to the M-ATV program totaled $4.49 billion in fiscal 2010, an increase of $4.39 billion over fiscal 2009 levels.

Access equipment segment net sales increased 145.8% to $3.0 billion in fiscal 2010 compared to fiscal 2009. Sales in fiscal 2010 included $1.7 billion in intersegment M-ATV related sales to the defense segment. Sales to external customers increased 12.0% to $1.3 billion in fiscal 2010 compared to fiscal 2009. Sales to external customers reflected relatively strong demand for new equipment in North America (up 21%) and Latin America (up 130%), offset in part by substantially lower demand in Europe, Africa and the Middle East (down 29%). In addition to the higher volumes experienced during fiscal 2010, the increase in sales as compared to fiscal 2009 was the result of improved pricing, primarily related to long-term U.S. government contracts with annual price escalation clauses ($20.1 million), favorable foreign currency exchange rates ($17.4 million) and improved product mix ($15.1 million).

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

Consolidated Cost of Sales — Three Years Ended September 30, 2011

Fiscal 2011 Compared to Fiscal 2010

Consolidated cost of sales were $6.50 billion, or 85.8% of sales, in fiscal 2011 compared to $7.87 billion, or 80.0% of sales, in fiscal 2010. The 580 basis point increase in cost of sales as a percentage of sales in fiscal 2011 compared to the prior year was generally due to adverse product mix (290 basis points), under absorption of fixed costs and inefficiencies associated with lower sales and restructuring actions (100 basis points) and higher new product development spending (90 basis points).

Fiscal 2010 Compared to Fiscal 2009

Consolidated cost of sales increased to $7.87 billion, or 80.0% of sales, in fiscal 2010 compared to $4.55 billion, or 86.6% of sales, in fiscal 2009. The 660 basis point decrease in cost of sales as a percentage of sales was due to the impact of M-ATV related sales (260 basis points), relatively fixed overhead costs spread over a higher sales base (190 basis points), improved pricing (90 basis points) and lower material costs (60 basis points).

Consolidated Operating Income (Loss) — Three Years Ended September 30, 2011

The following table presents operating income (loss) by business segment (in millions):

	Fiscal Year Ended September 30,
	2011	2010	2009
Operating income (loss):
Defense	$543.0	$1,320.7	$403.3
Access equipment	65.3	97.3	(1,159.1)
Fire & emergency	(8.2)	57.6	51.2
Commercial	3.9	19.4	(183.7)
Corporate	(107.1)	(99.0)	(89.6)
Intersegment eliminations	4.0	(1.9)	(1.6)
Consolidated	$500.9	$1,394.1	$(979.5)

Fiscal 2011 Compared to Fiscal 2010

Consolidated operating income decreased $893.2 million, or 64.1%, to $500.9 million, or 6.6% of sales, in fiscal 2011 compared to $1.39 billion, or 14.2% of sales, in fiscal 2010. Operating income in fiscal 2011 and 2010 included pre-tax, non-cash charges for the impairment of goodwill and other long-lived assets of $8.2 million and $34.1 million, respectively. The decrease in operating income was primarily the result of lower sales volumes and a shift from higher margin M-ATV sales to loss generating FMTV sales in the defense segment.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-20, Goodwill, the Company reviews goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment. Following the impairment testing, the Company recorded impairment charges for goodwill and other long-lived intangible assets of $4.8 million in the fire & emergency segment during the fourth quarter of fiscal 2011.

Defense segment operating income decreased 58.9% to $543.0 million, or 12.4% of sales, in fiscal 2011 compared to $1.32 billion, or 18.4% of sales, in fiscal 2010. The decrease in operating income compared to the prior year reflected the lower sales volume as well as adverse product mix as a result of the shift from higher margin M-ATV sales to loss generating FMTV sales and ramp-up costs on the FMTV contract.

Access equipment segment operating income decreased 32.9% to $65.3 million, or 3.2% of sales, in fiscal 2011 compared to $97.3 million, or 3.2% of sales, in fiscal 2010. The decline in operating results was due to the decrease in intersegment M-ATV related sales and higher material costs ($37.0 million), offset in part by higher sales to external customers and the reversal of provisions for credit losses of $11.2 million, primarily related to a customer settlement, compared to a provision for credit losses of $13.3 million in the prior year. In the prior year, the access equipment segment recognized $1.73 billion of intersegment M-ATV related sales at mid single-digit margins compared to intersegment M-ATV related sales of $0.11 billion at similar margins in fiscal 2011.

The fire & emergency segment reported an operating loss of $8.2 million, or 1.0% of sales, in fiscal 2011 compared to operating income of $57.6 million, or 6.3% of sales, in fiscal 2010. Operating results in fiscal 2011 and 2010 included pre-tax, non-cash charges for the impairment of goodwill and other long-lived assets of $4.8 million and $27.0 million, respectively. The decrease in operating income largely reflected lower sales volumes along with restructuring charges and other costs related to the Company’s plans to rationalize and optimize its global manufacturing footprint ($12.8 million).

Commercial segment operating income decreased 79.8% to $3.9 million, or 0.7% of sales, in fiscal 2011 compared to $19.4 million, or 3.1% of sales, in fiscal 2010. The decrease in operating income was largely a result of lower sales volumes, a LIFO inventory charge of $2.5 million in fiscal 2011 compared to a $1.7 million LIFO credit in fiscal 2010 and the restoration of some employee pay and benefits.

Corporate operating expenses increased $8.1 million to $107.1 million in fiscal 2011 compared to fiscal 2010, largely due to the Company’s investments to support its growth initiatives for fiscal 2012 and beyond.

Intersegment profit of $4.0 million in fiscal 2011 resulted from profit on intersegment sales between segments (largely M-ATV related sales between access equipment and defense). When the purchasing segment sells the inventory to an outside party, profits earned by the selling segment are recorded in consolidated earnings through intersegment profit eliminations.

Consolidated selling, general and administrative expenses increased 4.8% to $513.2 million, or 6.8% of sales, in fiscal 2011 compared to $489.8 million, or 5.0% of sales, in fiscal 2010. The increase in selling, general and administrative expenses was due primarily to higher salaries and fringe benefits in part due to elimination of certain employee furloughs and restoration of employee benefits ($21.1 million), outside services ($20.3 million) and travel ($6.8 million), offset in part by a lower provision for credit losses ($25.3 million). Consolidated selling, general and administrative expenses as a percentage of sales increased largely due to lower sales in fiscal 2011.

Fiscal 2010 Compared to Fiscal 2009

The Company reported consolidated operating income of $1.39 billion, or 14.2% of sales, in fiscal 2010 compared to an operating loss of $979.5 million, or 18.6% of sales, in fiscal 2009. Operating results in fiscal 2010 and 2009 included non-cash charges for the impairment of goodwill and other long-lived assets of $34.1 million and $1.19 billion, respectively. The lower impairment charges in fiscal 2010 combined with significantly improved defense segment and access equipment segment performance led to the increase in operating income.

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

The access equipment segment reported operating income of $97.3 million, or 3.2% of sales, in fiscal 2010 compared to an operating loss of $1.16 billion in fiscal 2009, which included $944.0 million in non-cash impairment charges for goodwill and other long-lived assets. The improvement in operating results was primarily the result of the impact of the impairment charges recorded in prior year results and recognition of $1.73 billion of intersegment M-ATV sales at mid-single digit margins in fiscal 2010 as the Company leveraged under-utilized facilities and its workforce from its access equipment segment to produce crew capsules for the M-ATV and to perform vehicle assembly. Operating results related to sales to external customers in the access equipment segment in fiscal 2010 also benefited from lower material costs ($48.2 million), lower provisions for credit losses ($34.3 million), improved pricing ($22.9 million) and favorable foreign currency exchange rates ($13.1 million).

The fire & emergency segment reported operating income of $57.6 million, or 6.3% of sales, in fiscal 2010 compared to $51.2 million, or 4.9% of sales, in fiscal 2009. Fiscal 2010 and 2009 included $27.0 million and $64.2 million in non-cash impairment charges for goodwill and other long-lived assets, respectively. The improvement in operating results was due to a decrease in impairment charges in fiscal 2010, offset in part by the impact of lower sales volumes across the segment ($32.2 million).

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

Intersegment profit eliminations of $1.9 million in fiscal 2010 resulted from profit on intersegment sales between segments (largely M-ATV related sales between access equipment and defense). To the extent that the purchasing segment has not sold the inventory to an outside party, the profits earned by the selling segment are eliminated from consolidated earnings through intersegment profit eliminations.

Consolidated selling, general and administrative expenses increased $59.5 million to $489.8 million, or 5.0% of sales, in fiscal 2010 compared to $430.3 million, or 8.2% of sales, in fiscal 2009. The increase in selling, general and administrative expenses as compared to the prior year was primarily related to higher compensation ($56.8 million), including higher incentive and share-based compensation expense, higher consulting services ($10.9 million) and promotional expenses ($8.0 million) and other increases associated with the higher sales, offset in part by lower provisions for doubtful accounts and credits losses ($34.7 million). Consolidated selling, general and administrative expenses as a percentage of sales decreased largely due to substantially higher defense segment sales on a relatively fixed cost base.

Non-Operating Income — Three Years Ended September 30, 2011

Fiscal 2011 Compared to Fiscal 2010

Interest expense net of interest income decreased $97.6 million to $86.0 million in fiscal 2011 compared to fiscal 2010, largely as a result of the effect of lower borrowings, the impact of the scheduled reduction of an interest rate swap and a write-off of deferred financing costs in the prior year period associated with debt pre-payment. Average debt outstanding decreased from $1.61 billion during fiscal 2010 to $1.10 billion during fiscal 2011. Included within fiscal 2011 and 2010 interest expense were $0.1 million and $20.4 million, respectively, related to the write-off of deferred financing fees associated with the early repayment and refinancing of debt.

Other miscellaneous income of $1.6 million in fiscal 2011 related primarily to net foreign currency transaction gains.

Fiscal 2010 Compared to Fiscal 2009

Interest expense net of interest income decreased $23.9 million to $183.6 million in fiscal 2010 compared to fiscal 2009 largely as a result of the effect of lower borrowings, offset in part by the write-off of debt issuance costs as a result of the repayment of debt. Average debt outstanding decreased from $2.55 billion during fiscal 2009 to $1.61 billion during fiscal 2010. In addition to debt reduction as a result of strong cash flow generation during the past two years, the Company completed a common stock offering early in the fourth quarter of fiscal 2009, which provided $358.1 million of net proceeds that the Company applied to reduce outstanding debt. Included within fiscal 2010 and 2009 interest expense were $20.4 million and $5.0 million, respectively, related to the write-off of deferred financing fees associated with the early repayment and refinancing of debt.

Other miscellaneous income of $1.0 million in fiscal 2010 related primarily to net foreign currency transaction gains.

Provision for (Benefit from) Income Taxes — Three Years Ended September 30, 2011

Fiscal 2011 Compared to Fiscal 2010

The Company recorded a provision for income taxes of 34.5% of pre-tax income in fiscal 2011 compared to 34.2% for fiscal 2010. The fiscal 2011 effective tax rate included discrete tax benefits resulting from a decision to repatriate earnings previously fully reinvested (100 basis points), the December 2010 reinstatement of the U.S. research and development tax credit (60 basis points) and reductions of tax reserves associated with expiration of statutes of limitations (110 basis points), offset in part by unbenefited foreign losses (140 basis points) due to cumulative net operating losses. The fiscal 2010 effective tax rate benefited from a favorable income tax audit settlement (130 basis point reduction).

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

Equity in Earnings (Losses) of Unconsolidated Affiliates — Three Years Ended September 30, 2011

Fiscal 2011 Compared to Fiscal 2010

Equity in earnings (losses) of unconsolidated affiliates of $0.5 million in fiscal 2011 and $(4.3) million in fiscal 2010 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

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

Liquidity and Capital Resources

Financial Condition at September 30, 2011

The Company’s capitalization was as follows (in millions):

	September 30,
	2011	2010
Cash and cash equivalents	$428.5	$339.0
Total debt	1,060.1	1,302.3
Oshkosh Corporation shareholders’ equity	1,596.5	1,326.6
Total capitalization (debt plus equity)	2,656.6	2,628.9
Debt to total capitalization	39.9%	49.5%

The Company repaid $241.4 million of debt during fiscal 2011. The Company’s primary use of cash generated from operations continued to be debt reduction.

Approximately 12% of the Company’s cash and cash equivalents at September 30, 2011 were located outside the United States. The Company does not anticipate any requirements to utilize foreign cash and cash equivalents to meet liquidity needs in the United States during fiscal 2012. In addition to cash and cash equivalents, the Company had $522.1 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of September 30, 2011. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

Cash Flows

Operating Cash Flows

The Company generated $387.7 million of cash from operating activities during fiscal 2011 compared to $619.7 million during fiscal 2010. The decrease in cash from operating activities in fiscal 2011 was primarily due to the decrease in net income, offset in part by lower working capital requirements than in fiscal 2010.

Cash generation (use) from changes in significant working capital accounts were as follows (in millions):

	Fiscal Year Ended
	September 30,
	2011	2010

Receivables, net	$(210.0)	$(339.6)
Inventories, net	58.8	(82.7)
Accounts payable	54.2	169.4
Customer advances	95.4	(356.4)
Payroll-related obligations	(16.6)	55.7
	$(18.2)	$(553.6)

The changes in receivables and accounts payable in fiscal 2011 were primarily driven by increases in production and sales to external customers in the access equipment segment, offset in part by reductions in M-ATV production in the defense segment. The change in inventories in fiscal 2011 was primarily driven by reductions in M-ATV production in the defense segment, offset in part by higher inventories in the access equipment segment as a result of increases in production and sales to external customers. The change in customer advances was primarily driven by the timing of FMTV and M-ATV orders in the defense segment. The change in payroll-related obligations was primarily the result of the payment of fiscal 2010 year-end incentive compensation in the first quarter of fiscal 2011 compared to a lower payout in fiscal 2010.

The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Consolidated days sales outstanding (defined as “Trade Receivables” divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 37 days at September 30, 2010 to 45 days at September 30, 2011. The increase in days sales outstanding was primarily due to the increase in access equipment segment sales to external customers, which tend to have longer payment terms than defense sales. Days sales outstanding on non-defense sales was 57 days at September 30, 2011, up from 49 days at September 30, 2010. Consolidated inventory turns (defined as “Cost of Sales” divided by the average “Inventory” as of the previous five quarter end periods) decreased from 6.7 times at September 30, 2010 to 5.5 times at September 30, 2011. The decrease in inventory turns was primarily related to the scheduled completion of M-ATV production in fiscal 2011, which had a positive impact on inventory turns in the prior year due to the velocity of the program.

Investing Cash Flows

Cash flows relating to investing activities consist primarily of cash used for capital expenditures. Net cash used in investing activities in fiscal 2011 was $68.3 million compared to $83.9 million in fiscal 2010. Capital spending, excluding equipment held for rental, in fiscal 2011 remained relatively consistent with fiscal 2010. In fiscal 2012, the Company expects capital spending to approximate $85 million to $95 million.

Financing Cash Flows

Financing activities consists primarily of proceeds from the issuance of long-term debt and equity, and cash used by financing activities consists primarily of repayments of indebtedness. Financing activities resulted in a net use of cash of $231.5 million during fiscal 2011 compared to $722.5 million during fiscal 2010. The Company’s repayment of debt slowed in fiscal 2011 as compared to fiscal 2010 as a result of the decrease in cash provided by operating activities. The Company expects modest debt repayment in fiscal 2012.

Liquidity

The Company’s primary sources of liquidity are cash flows generated from income, availability under the $550.0 million Revolving Credit Facility (as defined below) and available cash and cash equivalents. In addition to cash and cash equivalents of $428.5 million, the Company had $522.1 million of unused availability under the Revolving Credit Facility as of September 30, 2011. These sources of liquidity are needed to fund the Company’s working capital requirements, debt service requirements and capital expenditures. The Company believes that it will experience modestly negative free cash flow (defined as cash flow from operations less capital expenditures) in fiscal 2012. The Company expects that the cash usage will be largely driven by lower earnings, lower performance-based payments from the DoD as a result of an expected continued decline in defense segment sales, higher working capital requirements as sales to external customers continue to rebound in the access equipment segment, and anticipated capital expenditures in fiscal 2012 of $85 million to $95 million. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

On September 27, 2010, the Company replaced its existing credit agreement with a new senior secured credit agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $550 million and (ii) a $650 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million commencing December 31, 2010 with a balloon payment of $341.25 million due at maturity in October 2015. During the fourth quarter of fiscal 2011, the Company prepaid the principal installment under the Term Loan which was originally due December 31, 2011 and $8.75 million of the principal installment which was originally due March 31, 2012. In October 2011, the Company prepaid $40.0 million of current maturities of long-term debt, which represented the remaining principal amount due under the Term Loan during fiscal 2012.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At September 30, 2011, the interest spread on the Revolving Credit Facility and Term Loan was 250 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at September 30, 2011, prior to consideration of the interest rate swap, was 2.77%.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement in 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement (7.605% at September 30, 2011). The notional amount of the swap at September 30, 2011 was $250 million.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of September 30, 2011 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Senior Notes

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (collectively, the “Senior Notes”). The Senior Notes were issued pursuant to an indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the Senior Notes due 2017 and Senior Notes due 2020 for a premium after March 1, 2014 and March 1, 2015, respectively. Certain of the Company’s subsidiaries fully, unconditionally, jointly and severally guarantee the Company’s obligations under the Senior Notes. See Note 24 of the Notes to Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

Refer to Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of September 30, 2011.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Following is a summary of the Company’s contractual obligations and payments due by period following September 30, 2011 (in millions):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations

Long-term debt (including interest)(1)	$1,402.4	$97.4	$239.8	$484.0	$581.2
Leases:
Capital	0.2	0.2	—	—	—
Operating	117.6	33.1	48.1	21.3	15.1
Purchase obligations(2)	2,774.9	2,773.7	1.2	—	—
Other long-term liabilities:
Uncertain tax positions(3)	—	—	—	—	—
Derivatives (at fair value)	2.3	2.3	—	—	—
Other	5.7	5.0	0.5	0.1	0.1
Total contractual obligations	$4,303.1	$2,911.7	$289.6	$505.4	$596.4

(1)          Interest is calculated based upon the interest rate in effect at September 30, 2011.

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

(3)          Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for the remaining uncertain tax liabilities. Therefore, $53.3 million of unrecognized tax benefits as of September 30, 2011 have been excluded from the Contractual Obligations table above. See Note 20 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s unrecognized tax benefits as of September 30, 2011.

The Company incurs contingent limited recourse liabilities with respect to customer financing activities in the access equipment segment. For additional information relative to guarantees, see Note 13 of the Notes to Consolidated Financial Statements.

The following is a summary of the Company’s commercial commitments (in millions):

	Amount of Commitment Expiration Per Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Commercial Commitments

Customer financing guarantees to third parties	$102.2	$26.8	$26.1	$14.5	$34.8
Standby letters of credit	27.9	19.3	8.5	0.1	—
Corporate guarantees	3.3	3.3	—	—	—
Total commercial commitments	$133.4	$49.4	$34.6	$14.6	$34.8

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

Sales to the U.S. government of non-commercial products manufactured to the government’s specifications are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are accepted by the government. The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable. The Company charges anticipated losses on contracts or programs in progress to earnings when identified. Approximately 37% of the Company’s revenues for fiscal 2011 were recognized under the percentage-of-completion accounting method.

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

The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates, supplemented by the market approach. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment that constitutes a business. When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions.

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

Guarantees of the Indebtedness of Others. The Company enters into agreements with finance companies whereby the Company will guarantee the indebtedness of third-party end-users to whom the finance company lends to purchase the Company’s equipment. In some instances, the Company retains an obligation to the finance companies in the event the customer defaults on the financing. In accordance with FASB ASC Topic 460, Guarantees, the Company recognizes the greater of the fair value of the guarantee or the contingent liability required by FASB ASC Topic 450, Contingencies. Reserves are initially established related to these guarantees at the fair value of the guarantee based upon the Company’s understanding of the current financial position of the underlying customers and based on estimates and judgments made from information available at that time. If the Company becomes aware of deterioration in the financial condition of the customer/borrower or of any impairment of the customer/borrower’s ability to make payments, additional allowances are considered. Although the Company may be liable for the entire amount of a customer/borrower’s financial obligation under guarantees, its losses would generally be mitigated by the value of any underlying collateral including financed equipment, the finance company’s inability to provide clear title of foreclosed equipment to the Company, loss pools established in accordance with the agreements and other conditions. During periods of economic downturn, the value of the underlying collateral supporting these guarantees can decline sharply to further increase losses in the event of a customer/borrower’s default.

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

Definitization of Undefinitized Contracts. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. To the extent that contract definitization results in changes to previously estimated costs or revenues, the Company records those adjustments as a change in estimate. The Company updated its estimated costs under several undefinitized change orders related to M-ATVs and recorded $1.8 million related to such updates during fiscal 2011. As all costs associated with these contracts had been previously expensed, the change increased net income by $1.2 million or $0.01 per share.

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

At July 1, 2011, approximately 88% of the Company’s recorded goodwill and purchased intangibles were concentrated within the JLG reporting unit in the access equipment segment. The estimated fair value of JLG calculated in the fourth quarter of fiscal 2011 impairment analysis exceeded JLG’s net book value by approximately 40%, or $900 million. The impairment model assumes that the U.S. economy and construction spending (and hence access equipment demand) will improve beginning in fiscal 2013. Assumptions utilized in the impairment analysis are highly judgmental, especially given the severity and global scale of the current economic uncertainty. Changes in estimates or the application of alternative assumptions could have produced significantly different results. For each additional 50 basis point increase in the discount rate, the fair value of JLG would decrease by approximately $150 million. Events and conditions that could result in the impairment of intangibles at JLG include a further decline in economic conditions, a slower or weaker economic recovery than currently estimated by the Company or other factors leading to reductions in expected long-term sales or profitability at JLG. The Company has no other reporting units that have material amounts of goodwill and indefinite-lived intangible assets that are at risk of impairment.

Loss Contracts. During fiscal 2011, the Company incurred ramp-up costs of $43.0 million on production of FMTVs which resulted in costs in excess of revenues under the FMTV contract during each quarter of the fiscal year. The Company expects to continue to incur costs in excess of revenues on the FMTV contract through the first quarter of fiscal 2012, although at amounts lower than in fiscal 2011. The Company expects that FMTV program revenues for production beyond September 30, 2011 on orders received to-date will exceed expected costs and, therefore, has not recorded a charge for a loss contract. In evaluating the profitability under the FMTV contract, it is necessary to estimate future material and production costs. Management cost assumptions include estimates for future increases in the costs of materials, reductions in ramp-up costs, targeted cost savings and production efficiencies. There are inherent uncertainties related to these estimates. Small changes in estimates can have a significant impact on profitability under the contract. For example, an additional 1% escalation in material costs above the Company’s estimates would increase the cost of materials by approximately $24 million. Although this amount is less than the expected future profitability, it would significantly reduce the expected future gross margins on orders currently in backlog. It is possible that other assumptions underlying the analysis could change in such a manner that the Company would determine in the future that this is a loss contract, which could result in a material charge to earnings.

Guarantees of the Indebtedness of Others. The reserve for guarantees of the indebtedness of others requires management to estimate a customer’s ability to satisfy its obligations. The estimate is particularly critical in the Company’s access equipment segment where the majority of the Company’s guarantees are granted. The Company evaluates the reserve based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded in accordance with FASB ASC Topic 450, Contingencies. In most cases, the financing company is required to provide clear title to the equipment under the financing program. The Company considers the residual value of the equipment to reduce the amount of exposure. Residual values are estimated based upon recent auctions, used equipment sales and periodic studies performed by a third-party. Additional reserves, based upon historical loss percentages, are established at the time of sale of the equipment based upon the requirement of ASC Topic 460, Guarantees. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

Product Liability. Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business. A substantial portion of these claims and lawsuits involve the Company’s access equipment, concrete placement and refuse collection vehicle businesses, while such lawsuits in the Company’s defense and fire & emergency businesses have historically been limited. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. Most insurance coverage includes self-insured retentions that vary by business segment and by year. As of September 30, 2011, the Company was generally self-insured for future claims up to $3.0 million per claim.

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

Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. Over the past three fiscal years, the Company’s warranty cost as a percentage of sales has ranged from 0.41% of sales to 0.90% of sales. Warranty costs tend to be higher shortly after new product introductions, especially those introductions involving new technologies, when field warranty campaigns may be necessary to correct or retrofit certain items. Accordingly, the Company must make assumptions about the number and cost of anticipated field warranty campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of new features/components included in new product models.

Each quarter, the Company reviews actual warranty claims experience to determine if there are any systemic defects that would require a field campaign. Also, based upon historical experience, warranty provision rates on new product introductions are established at higher than standard rates to reflect increased expected warranty costs associated with any new product introduction.

At times, warranty issues can arise which are beyond the scope of the Company’s historical experience. If the estimate of warranty costs in fiscal 2011 increased or decreased by 50 basis points, the Company’s accrued warranty costs, costs of sales and operating income would each change by $37.9 million or 50.6%, 0.6% and 7.6%, respectively.

Benefit Plans. The pension benefit obligation and related pension income are calculated in accordance with ASC Topic 715, Compensation — Retirement Benefits, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. The Company’s benefit plan assumptions are determined by using a benchmark approach as well as currently available actuarial data. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations at September 30, 2011 used a weighted-average discount rate of 4.70% and an expected return on plan assets of 7.00%. A 0.5% decrease in the discount rate would increase annual pension expense by $4.0 million. A 0.5% decrease in the expected return on plan assets would increase the Company’s annual pension expense by $1.0 million.

The Company’s other postretirement benefits obligation and related expenses are calculated in accordance ASC Topic 715, Compensation — Retirement Benefits, and are impacted by certain actuarial assumptions, including health care trend rates. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $10.4 million and would increase the annual service and interest cost by $1.9 million. A corresponding decrease of one percentage point would decrease the accumulated postretirement benefit obligation by $8.6 million and decrease the annual service and interest cost by $1.6 million.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740, Income Taxes. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The evaluation of a tax position in accordance with ASC Topic 740 is a two-step process. The first step is recognition, where the Company evaluates whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts and circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of September 30, 2011, the Company had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $53.3 million.

New Accounting Standards

Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

Customers and Backlog

Sales to the U.S. government comprised approximately 56% of the Company’s net sales in fiscal 2011. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog as of September 30, 2011 increased 19.9% to $6.48 billion compared to $5.40 billion at September 30, 2010. Defense segment backlog increased 8.5% to $5.13 billion at September 30, 2011 compared to $4.73 billion at September 30, 2010 due largely to additional delivery orders received under the FMTV contract, offset in part by the fulfillment of orders received for vehicles related to the FHTV program. Access equipment segment backlog increased 270.0% to $729.2 million at September 30, 2011 compared to $197.1 million at September 30, 2010. Backlog increased in all access equipment product categories as demand rebounded from historical lows and large rental companies accelerated orders in anticipation of capacity constraints in 2012. Access equipment backlog as of September 30, 2011 and 2010 included $62.5 million and $95.7 million, respectively, relating to telehandler orders from the DoD. Fire & emergency segment backlog increased 14.2% to $479.0 million at September 30, 2011 compared to $419.4 million at September 30, 2010 due largely to strong broadcast equipment orders. Commercial segment backlog increased 138.6% to $140.0 million at September 30, 2011 compared to $58.7 million at September 30, 2010. Unit backlog for concrete mixers was up 28.6% compared to very low backlog at September 30, 2010, primarily as a result of increased international orders. Unit backlog for refuse collection vehicles was up 144.8% compared to September 30, 2010 in large part due to the timing of orders to benefit from a bonus depreciation tax deduction under the U.S. tax code which expires on December 31, 2011.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV, MTVR, M-ATV, LVSR and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 21% of the Company’s September 30, 2011 backlog is not expected to be filled in fiscal 2012.

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

Interest Rate Risk. The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market interest rates. The Company, as needed, uses interest rate swaps to modify its exposure to interest rate movements. In January 2007, the Company entered into an interest rate swap to reduce the risk of interest rate changes associated with the Company’s variable rate debt issued to finance the acquisition of JLG. The swap effectively fixes the variable portion of the interest rate on debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement. The notional amount of the swap at September 30, 2011 was $250 million. The swap terminates on December 6, 2011.

The portion of the Company’s interest expense not effectively fixed in the interest rate swap remains sensitive to changes in the interest rates in the U.S. and off-shore markets. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its Credit Agreement. Based on debt outstanding at September 30, 2011, a 100 basis point increase or decrease in the average cost of the Company’s variable rate debt, including outstanding swaps, would increase or decrease annual pre-tax interest expense by approximately $5.1 million.

The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations (dollars in millions):

	Expected Maturity Date
								Fair
	2012	2013	2014	2015	2016	Thereafter	Total	Value
Liabilities
Long-term debt:
Variable rate ($US)	$40.0	$65.0	$65.0	$48.8	$341.2	$—	$560.0	$560.0
Average interest rate	3.0013%	3.0701%	3.2441%	3.5312%	3.8605%	—	3.6072%
Fixed rate ($US)	$—	$—	$—	$—	$—	$500.0	$500.0	$501.3
Average interest rate	—	—	—	—	—	8.3750%	8.3750%

Interest Rate Derivatives
Interest rate swaps:
Variable to fixed ($US)	$2.1	$—	$—	$—	$—	$—	$2.1	$2.1
Average pay rate	5.1050%	—	—	—	—	—	5.1050%
Average receive rate	0.3290%	—	—	—	—	—	0.3290%

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

Foreign Currency Risk. The Company’s operations consist of manufacturing in the U.S., Belgium, Canada, The Netherlands, France, Australia, Romania and China and sales and limited vehicle body mounting activities on six continents. In addition, the Company manufactures products through investments in joint ventures in Mexico and Brazil. International sales comprised approximately 17% of overall net sales in fiscal 2011, including approximately 14% that involved export sales from the U.S. The majority of export sales in fiscal 2011 were denominated in U.S. dollars. As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies in which certain of the Company’s transactions in foreign markets are denominated. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the Euro and the U.K. pound sterling, changes between the U.S. dollar and the Australian dollar, changes between the U.S. dollar and the Brazilian real and changes between the U.S. dollar and the Chinese Renminbi. Through the Company’s foreign currency hedging activities, the Company seeks to minimize the risk that cash flows resulting from the sales of the Company’s products will be affected by changes in exchange rates.

The Company enters into certain forward foreign currency exchange contracts to mitigate the Company’s foreign currency exchange risk. These contracts qualify as derivative instruments under FASB ASC Topic 815, Derivatives and Hedging; however, the Company has not designated all of these instruments as hedge transactions under ASC Topic 815. Accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings along with the offsetting foreign currency transaction gain/loss recognized on the related balance sheet exposure. At September 30, 2011, the Company was managing $154.5 million (notional) of foreign currency contracts, none of which were designated as accounting hedges and all of which settle within 60 days.

The following table quantifies outstanding forward foreign exchange contracts intended to hedge non-U.S. dollar denominated cash, receivables and payables and the corresponding impact on the value of these instruments assuming a 10% appreciation/depreciation of the U.S. dollar relative to all other currencies on September 30, 2011 (dollars in millions):

				Foreign Exchange
				Gain/(Loss) From:
	Notional Amount	Average Contractual Exchange Rate	Fair Value	10% Appreciation of U.S. Dollar	10% Depreciation of U.S. Dollar
Sell Euro / Buy USD	$69.1	1.3490	$0.6	$6.9	$(6.9)
Sell AUD / Buy USD	65.0	0.9694	0.2	6.5	(6.5)
Sell GBP / Buy USD	2.2	1.5558	—	0.2	(0.2)
Sell GBP / Buy Euro	18.2	0.8678	(0.2)	—	—

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

ITEM 8.                                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oshkosh Corporation

Oshkosh, Wisconsin

We have audited the accompanying consolidated balance sheets of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended September 30, 2011. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oshkosh Corporation and subsidiaries at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ Deloitte & Touche LLP

Milwaukee, Wisconsin

November 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oshkosh Corporation

Oshkosh, Wisconsin

We have audited the internal control over financial reporting of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended September 30, 2011 of the Company and our report dated November 15, 2011 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/S/ Deloitte & Touche LLP

Milwaukee, Wisconsin

November 15, 2011

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Fiscal Year Ended September 30,
	2011	2010	2009

Net sales	$7,584.7	$9,842.4	$5,253.1
Cost of sales	6,505.0	7,872.4	4,549.8
Gross income	1,079.7	1,970.0	703.3

Operating expenses:
Selling, general and administrative	513.2	489.8	430.3
Amortization of purchased intangibles	60.8	60.5	62.3
Intangible asset impairment charges	4.8	25.6	1,190.2
Total operating expenses	578.8	575.9	1,682.8
Operating income (loss)	500.9	1,394.1	(979.5)

Other income (expense):
Interest expense	(90.7)	(187.1)	(211.4)
Interest income	4.7	3.5	3.9
Miscellaneous, net	1.6	1.0	8.8
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	416.5	1,211.5	(1,178.2)
Provision for (benefit from) income taxes	143.6	414.3	(12.6)
Income (loss) from continuing operations before equity in earnings (losses) of unconsolidated affiliates	272.9	797.2	(1,165.6)
Equity in earnings (losses) of unconsolidated affiliates	0.5	(4.3)	(1.4)
Income (loss) from continuing operations, net of tax	273.4	792.9	(1,167.0)
Discontinued operations (Note 3):
Income (loss) from discontinued operations	—	(2.9)	5.7
Income tax benefit	—	—	(61.6)
Income (loss) from discontinued operations, net of tax	—	(2.9)	67.3
Net income (loss)	273.4	790.0	(1,099.7)
Net loss attributable to noncontrolling interest	—	—	0.9
Net income (loss) attributable to Oshkosh Corporation	$273.4	$790.0	$(1,098.8)

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-basic:
From continuing operations	$3.01	$8.81	$(15.26)
From discontinued operations	—	(0.03)	0.89
	$3.01	$8.78	$(14.37)

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-diluted:
From continuing operations	$2.99	$8.72	$(15.26)
From discontinued operations	—	(0.03)	0.89
	$2.99	$8.69	$(14.37)

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	September 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$428.5	$339.0
Receivables, net	1,089.1	889.5
Inventories, net	786.8	848.6
Deferred income taxes	72.9	86.7
Other current assets	77.3	52.1
Total current assets	2,454.6	2,215.9
Investment in unconsolidated affiliates	31.8	30.4
Property, plant and equipment, net	388.7	403.6
Goodwill	1,041.5	1,049.6
Purchased intangible assets, net	838.7	896.3
Other long-term assets	71.6	112.8
Total assets	$4,826.9	$4,708.6

Liabilities and Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$40.1	$215.9
Accounts payable	768.9	717.7
Customer advances	468.6	373.2
Payroll-related obligations	110.7	127.5
Income taxes payable	5.3	1.3
Accrued warranty	75.0	90.5
Deferred revenue	38.4	76.9
Other current liabilities	184.8	209.0
Total current liabilities	1,691.8	1,812.0
Long-term debt, less current maturities	1,020.0	1,086.4
Deferred income taxes	171.3	189.6
Other long-term liabilities	347.2	293.8
Commitments and contingencies
Equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 91,330,019 and 90,662,377 shares issued, respectively)	0.9	0.9
Additional paid-in capital	685.6	659.7
Retained earnings	1,032.7	759.2
Accumulated other comprehensive loss	(122.6)	(93.2)
Common Stock in treasury, at cost (6,956 shares at September 30, 2011)	(0.1)	—
Total Oshkosh Corporation shareholders’ equity	1,596.5	1,326.6
Noncontrolling interest	0.1	0.2
Total equity	1,596.6	1,326.8
Total liabilities and equity	$4,826.9	$4,708.6

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except per share amounts)

	Oshkosh Corporation’s Shareholders
			Retained	Accumulated	Common
		Additional	Earnings	Other	Stock in	Non-	Comprehensive
	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Controlling	Income
	Stock	Capital	Deficit)	Income (Loss)	at Cost	Interest	(Loss)

Balance at September 30, 2008	$0.7	$250.7	$1,082.9	$55.7	$(1.4)	$3.3
Comprehensive income (loss):
Net loss	—	—	(1,098.8)	—	—	(0.9)	$(1,099.7)
Change in fair value of derivative instruments, net of tax of $21.3	—	—	—	(34.0)	—	—	(34.0)
Losses reclassified into earnings from other comprehensive income, net of tax of $18.6	—	—	—	29.7	—	—	29.7
Employee pension and postretirement benefits, net of tax of $19.2	—	—	—	(31.8)	—	—	(31.8)
Currency translation adjustments reclassified into earnings from other comprehensive income, net	—	—	—	(92.0)	—	—	(92.0)
Currency translation adjustments, net	—	—	—	(2.3)	—	(0.2)	(2.5)
Total comprehensive loss							$(1,230.3)
Issuance of shares for public equity offering - See Note 16	0.2	357.9	—	—	—	—
Cash dividends ($0.20 per share)	—	—	(14.9)	—	—	—
Exercise of stock options	—	(0.1)	—	—	0.7	—
Stock-based compensation and award of nonvested shares	—	10.9	—	—	—	—
Other	—	0.1	—	—	(0.1)	—
Balance at September 30, 2009	0.9	619.5	(30.8)	(74.7)	(0.8)	2.2
Sale of discontinued operations (see Note 3)	—	—	—	—	—	(2.2)
Comprehensive income (loss):
Net income	—	—	790.0	—	—	—	$790.0
Change in fair value of derivative instruments, net of tax of $1.2	—	—	—	(5.6)	—	—	(5.6)
Losses reclassified into earnings from other comprehensive income, net of tax of $14.9	—	—	—	26.6	—	—	26.6
Employee pension and postretirement benefits, net of tax of $3.2	—	—	—	(12.6)	—	—	(12.6)
Currency translation adjustments reclassified into earnings from other comprehensive income, net	—	—	—	(0.8)	—	—	(0.8)
Currency translation adjustments, net	—	—	—	(26.1)	—	—	(26.1)
Total comprehensive income							$771.5
Exercise of stock options	—	18.2	—	—	0.8	—
Stock-based compensation and award of nonvested shares	—	14.7	—	—	—	—
Tax benefit related to stock-based compensation	—	7.0	—	—	—	—
Other	—	0.3	—	—	—	0.2
Balance at September 30, 2010	0.9	659.7	759.2	(93.2)	—	0.2
Comprehensive income (loss):
Net income	—	—	273.4	—	—	—	$273.4
Change in fair value of derivative instruments, net of tax of $0.7	—	—	—	(1.4)	—	—	(1.4)
Losses reclassified into earnings from other comprehensive income, net of tax of $6.0	—	—	—	10.6	—	—	10.6
Employee pension and postretirement benefits, net of tax of $19.8	—	—	—	(33.8)	—	—	(33.8)
Currency translation adjustments, net	—	—	—	(4.8)	—	—	(4.8)
Total comprehensive income				—			$244.0
Exercise of stock options	—	7.8	—	—	0.2	—
Stock-based compensation and award of nonvested shares	—	15.5	—	—	—	—
Tax benefit related to stock-based compensation	—	2.5	—	—	—	—
Other	—	0.1	0.1	—	(0.3)	(0.1)
Balance at September 30, 2011	$0.9	$685.6	$1,032.7	$(122.6)	$(0.1)	$0.1

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year Ended September 30,
	2011	2010	2009
Operating activities:
Net income (loss)	$273.4	$790.0	$(1,099.7)
Intangible asset impairment charges	4.8	25.6	1,199.8
Loss (gain) on sale of discontinued operations	—	2.9	(33.8)
Depreciation and amortization	144.4	172.9	152.0
Stock-based compensation expense	15.5	14.7	10.9
Deferred income taxes	10.0	(70.7)	(51.2)
Equity in losses (earnings) of unconsolidated affiliates	(0.8)	5.1	2.2
Gain on sale of assets	(3.8)	(1.1)	(2.5)
Foreign currency transaction losses	6.9	10.9	1.1
Changes in operating assets and liabilities:
Receivables, net	(210.0)	(339.6)	377.2
Inventories, net	58.8	(82.7)	112.6
Other current assets	(6.1)	101.0	(89.0)
Accounts payable	54.2	169.4	(55.8)
Customer advances	95.4	(356.4)	435.6
Income taxes	(8.4)	20.8	(26.4)
Other current liabilities	(82.5)	180.0	(50.3)
Other long-term assets and liabilities	35.9	(23.1)	16.2
Net cash provided by operating activities	387.7	619.7	898.9

Investing activities:
Additions to property, plant and equipment	(82.3)	(83.2)	(46.2)
Additions to equipment held for rental	(3.9)	(6.3)	(15.4)
Proceeds from sale of property, plant and equipment	1.5	0.8	3.9
Proceeds from sale of equipment held for rental	20.2	10.3	6.1
Other investing activities	(3.8)	(5.5)	(4.5)
Net cash used by investing activities	(68.3)	(83.9)	(56.1)

Financing activities:
Repayment of long-term debt	(91.4)	(2,020.9)	(682.2)
Proceeds from issuance of long-term debt	—	1,150.0	—
Proceeds from issuance of Common Stock, net	—	—	358.1
Proceeds (repayments) under revolving credit facility	(150.0)	150.0	(49.4)
Debt issuance/amendment costs	(0.1)	(26.3)	(20.1)
Proceeds from exercise of stock options	8.0	19.0	0.6
Excess tax benefits from stock-based compensation	2.3	5.8	—
Dividends paid	—	—	(14.9)
Other financing activities	(0.3)	(0.1)	(0.2)
Net cash used by financing activities	(231.5)	(722.5)	(408.1)

Effect of exchange rate changes on cash	1.6	(4.7)	7.5
Increase (decrease) in cash and cash equivalents	89.5	(191.4)	442.2
Cash and cash equivalents at beginning of year	339.0	530.4	88.2
Cash and cash equivalents at end of year	$428.5	$339.0	$530.4

Supplemental disclosures:
Cash paid for interest	$86.1	$180.7	$183.8
Cash paid for income taxes	128.2	457.1	5.5

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Nature of Operations

Oshkosh Corporation and its subsidiaries (the “Company”), are leading manufacturers of a wide variety of specialty vehicles and vehicle bodies predominately for the Americas and, to a lesser extent, global markets. “Oshkosh” refers to Oshkosh Corporation, not including its subsidiaries. The Company sells its products into four principal vehicle markets — defense, access equipment, fire & emergency and commercial. The defense business is conducted through the operations of Oshkosh. The access equipment business is conducted through its wholly-owned subsidiary, JLG Industries, Inc. and its wholly-owned subsidiaries (“JLG”) and JerrDan Corporation (“JerrDan”). JLG holds, along with an unaffiliated third-party, a 50% interest in a joint venture in The Netherlands, RiRent Europe, B.V. (“RiRent”). The Company’s fire & emergency business is principally conducted through its wholly-owned subsidiaries Pierce Manufacturing Inc. (“Pierce”), the airport products division of Oshkosh, Kewaunee Fabrications, LLC (“Kewaunee”), and Oshkosh Specialty Vehicles (UK), Limited and AK Specialty Vehicles B.V. and its wholly-owned subsidiary (together “SMIT”). The Company’s commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. (“McNeilus”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”), Iowa Mold Tooling Co., Inc. (“IMT”) and the commercial division of Oshkosh. McNeilus is one of two general partners in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), which provides lease financing to the Company’s commercial customers. McNeilus owns a 49% interest in Mezcladores Trailers de Mexico, S.A. de C.V. (“Mezcladores”), which manufactures and markets concrete mixers, concrete batch plants and refuse collection vehicles in Mexico. McNeilus also owns a 45% interest in McNeilus Equipamentos Do Brasil LTDA (“McNeilus Brazil”), which manufactures and distributes McNeilus branded concrete mixers and batch plants in the Mercosur region (Argentina, Brazil, Paraguay and Uruguay).

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

2.                                      Summary of Significant Accounting Policies

Principles of Consolidation and Presentation — The consolidated financial statements include the accounts of Oshkosh and all of its majority-owned or controlled subsidiaries and are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 50% voting interests in OMFSP and RiRent, its 49% interest in Mezcladores and its 45% interest in McNeilus Brazil under the equity method.

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development and Similar Costs — Except for customer sponsored research and development costs incurred pursuant to contracts, research and development costs are expensed as incurred and included as part of cost of sales. Research and development costs charged to expense amounted to $142.0 million, $109.3 million and $72.7 million during fiscal 2011, 2010 and 2009, respectively. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

Advertising — Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $15.5 million, $15.4 million and $11.7 million in fiscal 2011, 2010 and 2009, respectively.

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

Stock-Based Compensation — The Company recognizes stock-based compensation using the fair value provisions prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation. Accordingly, compensation costs for stock options, restricted stock and performance shares are calculated based on the fair value of the stock-based instrument at the time of grant and are recognized as expense over the vesting period of the stock-based instrument. See Note 17 of the Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans.

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments — Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable and accrued liabilities approximated fair value as of September 30, 2011 and 2010.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at September 30, 2011 consisted principally of bank deposits and money market instruments.

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

Concentration of credit risk with respect to trade accounts and leases receivable is limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade and lease receivables are with the U.S. government, with rental companies globally, with companies in the ready-mix concrete industry, with municipalities and with several large waste haulers in the United States. The Company continues to monitor credit risk associated with its trade receivables, especially during this period of continued global economic weakness.

Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for 85.4% of the Company’s inventories at September 30, 2011 and 86.2% at September 30, 2010. For the remaining inventories, cost has been determined using the first-in, first-out (“FIFO”) method.

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period of major capital projects. Capitalized interest is immaterial for all periods presented. All capitalized interest has been added to the cost of the underlying assets and is amortized over the useful lives of the assets.

Goodwill — Goodwill reflects the cost of an acquisition in excess of the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events or “indicators of potential impairment” occur. The Company performs its annual impairment test in the fourth quarter of its fiscal year. The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment that constitutes a business. When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In fiscal 2011, 2010 and 2009, the Company recorded non-cash impairment charges of $4.3 million, $16.8 million and $1,169.2 million, respectively, of which $8.1 million related to discontinued operations in fiscal 2009. See Note 8 of the Notes to Consolidated Financial Statements for a discussion of these charges.

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

Impairment of Long-Lived Assets — Property, plant and equipment and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Non-amortizable trade names are assessed for impairment at least annually and as triggering events or “indicators of potential impairment” occur. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. In fiscal 2011, 2010 and 2009, the Company recorded non-cash impairment charges of $0.5 million, $8.8 million and $30.6 million, respectively, related to long-lived assets, of which $1.5 million related to discontinued operations in fiscal 2009.

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of accumulated other comprehensive income (loss) are as follows (in millions):

		Employee
		Pension and		Accumulated
	Cumulative	Postretirement	Gains (Losses)	Other
	Translation	Benefits, Net	on Derivatives,	Comprehensive
	Adjustments	of Tax	Net of Tax	Income (Loss)

Balance at September 30, 2008	$135.5	$(52.5)	$(27.3)	$55.7
Fiscal year change	(94.3)	(31.8)	(4.3)	(130.4)
Balance at September 30, 2009	41.2	(84.3)	(31.6)	(74.7)
Fiscal year change	(26.9)	(12.6)	21.0	(18.5)
Balance at September 30, 2010	14.3	(96.9)	(10.6)	(93.2)
Fiscal year change	(4.8)	(33.8)	9.2	(29.4)
Balance at September 30, 2011	$9.5	$(130.7)	$(1.4)	$(122.6)

Foreign Currency Translation — All balance sheet accounts have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in “Accumulated other comprehensive income (loss).” Foreign currency transactions gains or losses are included in “Miscellaneous, net” in the Consolidated Statements of Operations. The Company recorded net foreign currency transaction gains related to continuing operations of $0.3 million, $1.4 million and $5.6 million in fiscal 2011, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements — In June 2009, the FASB issued a new standard to address the elimination of the concept of a qualifying special purpose entity. The new variable interest standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the new variable interest standard requires disclosure of more timely and useful information about an enterprise’s involvement with a variable interest entity. The Company adopted the new variable interest standard as of October 1, 2010. The adoption of the new variable interest standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In July 2010, the FASB amended ASC Topic 310, Receivables, to require more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowances for credit losses. The new disclosures require additional information for nonaccrual and past due accounts, the allowance for credit losses, impaired loans, credit quality and account modifications. The Company adopted the new disclosure requirements as of October 1, 2010. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, the FASB amended ASC Topic 220, Comprehensive Income, to require all non-owner changes in shareholders’ equity to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under this amendment, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. An entity will no longer be permitted to present the components of other comprehensive income as part of the statement of equity. The Company will be required to adopt the new presentation requirements as of October 1, 2012. The adoption of the new presentation will not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

The following amounts related to the operations of Geesink and BAI were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Operations (in millions):

	Fiscal Year Ended September 30,
	2010	2009

Net sales	$—	$180.2
Cost of sales	—	169.4
Gross income	—	10.8
Operating expenses:
Selling, general and administrative	—	27.5
Amortization of purchased intangibles	—	0.4
Intangible asset impairment charges	—	9.6
Total operating expenses	—	37.5
Operating loss	—	(26.7)
Other expense	—	(1.4)
Loss before income taxes	—	(28.1)
Benefit from income taxes	—	(61.6)
Income from operations, net of tax	—	33.5
Gain (loss) on sale of discontinued operations	(2.9)	33.8
Income (loss) from discontinued operations, net of tax	$(2.9)	$67.3

The fiscal 2009 benefit from income taxes includes $61.0 million related to a worthless stock/bad debt deduction claimed by the Company related to discontinued operations. See Note 20 of the Notes to Consolidated Financial Statements for additional information.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.                                      Receivables

Receivables consisted of the following (in millions):

	September 30,
	2011	2010
U.S. government:
Amounts billed	$318.8	$380.1
Cost and profits not billed	172.3	75.2
	491.1	455.3
Other trade receivables	568.8	401.8
Finance receivables	23.6	65.6
Notes receivables	33.7	52.1
Other receivables	27.4	19.5
	1,144.6	994.3
Less allowance for doubtful accounts	(29.5)	(42.0)
	$1,115.1	$952.3

Costs and profits not billed generally result from undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot invoice the customer the full price under the contract or contract change order until such contract or change order is definitized and agreed to with the customer following a review of costs under such a contract award even though the contract deliverables may have been met. Cost and profits not billed increased in fiscal 2011 as a result of costs incurred under undefinitized contracts. Definitization of a change order on an existing long-term contract or a sole source contract begins when the U.S. government customer undertakes a detailed review of the Company’s submitted costs related to the contract, with the final change order or contract price subject to review. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. To the extent that contract definitization results in changes to previously estimated incurred costs or revenues, the Company records those adjustments as a change in estimate. The Company updated its estimated costs under several undefinitized change orders related to M-ATVs and recorded $1.8 million related to such updates during fiscal 2011. As all costs associated with these contracts had been previously expensed, the change increased net income by $1.2 million or $0.01 per share, for fiscal 2011.

Classification of receivables in the Consolidated Balance Sheets consisted of the following (in millions):

	September 30,
	2011	2010

Current receivables	$1,089.1	$889.5
Long-term receivables	26.0	62.8
	$1,115.1	$952.3

Finance Receivables: Finance receivables represent sales-type leases resulting from the sale of the Company’s products and the purchase of finance receivables from lenders pursuant to customer defaults under program agreements with finance companies. Finance receivables originated by the Company generally include a residual value component. Residual values are determined based on the expectation that the underlying equipment will have a minimum fair market value at the end of the lease term. This residual value accrues to the Company at the end of the lease. The Company uses its experience and knowledge as an original equipment manufacturer and participant in end markets for the related products along with third-party studies to estimate residual values. The Company monitors these values for impairment on a periodic basis and reflects any resulting reductions in value in current earnings. Finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance receivables consisted of the following (in millions):

	September 30,
	2011	2010

Finance receivables	$27.9	$74.7
Estimated residual value	—	2.1
Less unearned income	(4.3)	(11.2)
Net finance receivables	23.6	65.6
Less allowance for doubtful accounts	(11.5)	(20.9)
	$12.1	$44.7

Contractual maturities of the Company’s finance receivables at September 30, 2011 were as follows: 2012 - $9.9 million; 2013 - $7.2 million; 2014 - $5.6 million; 2015 - $3.6 million; 2016 - $0.9 million; and thereafter - $0.7 million. Historically, finance receivables have been paid off prior to their contractual due dates, although actual repayment timing is impacted by a number of factors, including the economic environment at the time. As a result, contractual maturities are not to be regarded as a forecast of future cash flows.

Delinquency is the primary indicator of credit quality of finance receivables. The Company maintains a general allowance for finance receivables considered doubtful of future collection based upon historical experience. Additional allowances are established based upon the Company’s perception of the quality of the finance receivables, including the length of time the receivables are past due, past experience of collectability and underlying economic conditions. In circumstances where the Company believes collectability is no longer reasonably assured, a specific allowance is recorded to reduce the net recognized receivable to the amount reasonably expected to be collected. The terms of the finance agreements generally give the Company the ability to take possession of the underlying collateral. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized. As of September 30, 2011, approximately 53% of the finance receivables were due from one party.

Notes Receivable: Notes receivable include refinancing of trade accounts and finance receivables. As of September 30, 2011, approximately 88% of the notes receivable balance outstanding was due from three parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

Quality of Finance and Notes Receivable: The Company does not accrue interest income on finance and notes receivables in circumstances where the Company believes collectability is no longer reasonably assured. Any cash payments received on nonaccrual finance and notes receivable are applied first to principal balances. The Company does not resume accrual of interest income until the customer has shown that it is capable of meeting its financial obligations by making timely payments over a sustained period of time. The Company determines past due or delinquency status based upon the due date of the receivable.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	September 30,
	Finance Receivables		Notes Receivables
	2011	2010	2011	2010
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$0.5	$3.3	$—	$—
Greater than 60 days and less than 90 days	0.1	—	—	—
Greater than 90 days	6.5	20.7	0.5	2.6

Receivables on nonaccrual status	17.6	57.7	0.5	2.6
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves -	0.4	3.9	8.6	21.5
Allowance for doubtful accounts	—	(0.1)	(0.1)	(0.4)
Receivables subject to specific reserves -	23.2	61.7	25.1	30.6
Allowance for doubtful accounts	(11.5)	(20.8)	(8.8)	(9.0)

Receivables subject to specific reserves also include loans that have been modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At September 30, 2011, restructured finance receivables and notes receivables were $21.7 million and $12.3 million, respectively. Losses on troubled debt restructurings were not significant during fiscal 2011.

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Fiscal Year Ended September 30, 2011
			Trade and
	Finance	Notes	Other
	Receivables	Receivable	Receivables	Total

Allowance for doubtful accounts at beginning of year	$20.9	$9.4	$11.7	$42.0
Provision for doubtful accounts, net of recoveries	(0.5)	1.9	0.6	2.0
Charge-off of accounts	(8.9)	(2.5)	(3.1)	(14.5)
Foreign currency translation	—	0.1	(0.1)	—
Allowance for doubtful accounts at end of year	$11.5	$8.9	$9.1	$29.5

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.                                      Inventories

Inventories consisted of the following (in millions):

		September 30,
		2011	2010

Raw materials		$587.4	$658.6
Partially finished products		377.7	332.2
Finished products		237.8	227.3
Inventories at FIFO cost		1,202.9	1,218.1
Less:	Progress/performance-based payments on U.S. government contracts	(341.7)	(308.7)
	Excess of FIFO cost over LIFO cost	(74.4)	(60.8)
		$786.8	$848.6

Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

Inventory includes costs which are amortized to expense as sales are recognized under certain contracts. At September 30, 2011 and 2010, unamortized costs related to long-term contracts of $0.3 million and $4.1 million, respectively, were included in inventory.

During fiscal 2011, 2010 and 2009, reductions in FIFO inventory levels resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared with the cost of current-year purchases. The effect of the LIFO inventory liquidations on fiscal 2011, 2010 and 2009 results was to decrease costs of goods sold by $1.8 million, $5.6 million and $6.0 million, respectively, and increase earnings from continuing operations by $1.1 million ($0.01 per share), $3.4 million ($0.04 per share) and $3.7 million ($0.05 per share), respectively.

6.                                      Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	Percent-	September 30,
	owned	2011	2010

OMFSP (U.S.)	50%	$13.4	$12.9
RiRent (The Netherlands)	50%	10.9	11.1
Other		7.5	6.4
		$31.8	$30.4

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings (losses) of unconsolidated affiliates” in the Consolidated Statements of Operations.

The Company and an unaffiliated third-party are partners in OMFSP, a general partnership formed for the purpose of offering lease financing to certain customers of the Company. OMFSP engages in vendor lease business providing financing to certain customers of the Company. The Company sells vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers. The Company’s sales to OMFSP were $0.2 million, $9.5 million and $14.7 million in fiscal 2011, 2010 and 2009, respectively. Banks and other financial institutions lend to OMFSP a portion of the purchase price, with recourse solely to OMFSP, secured by a pledge of lease payments due from the user-lessees. Each partner funds one-half of

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the approximate 4.0% to 8.0% equity portion of the cost of new equipment purchases. Customers typically provide a 2.0% to 6.0% down payment. Each partner is allocated its proportionate share of OMFSP’s cash flow and taxable income in accordance with the partnership agreement. Indebtedness of OMFSP is secured by the underlying leases and assets of, and is with recourse solely to, OMFSP. All such OMFSP indebtedness is non-recourse to the Company and its partner. Each of the general partners has identical voting, participating and protective rights and responsibilities, and each general partner materially participates in the activities of OMFSP. For these and other reasons, the Company has determined that OMFSP is a voting interest entity. Accordingly, the Company accounts for its equity interest in OMFSP under the equity method.

The Company and an unaffiliated third-party are joint venture partners in RiRent. RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company’s sales to RiRent were $6.5 million, $4.2 million and $4.4 million in fiscal 2011, 2010 and 2009, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner. Under RiRent’s €15.0 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio of at least 30.0% (72.9% as of September 30, 2011).

7.                                      Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2011	2010

Land and land improvements	$46.2	$46.7
Buildings	243.8	237.2
Machinery and equipment	521.5	490.2
Equipment on operating lease to others	23.0	46.0
Construction in progress	—	0.9
	834.5	821.0
Less accumulated depreciation	(445.8)	(417.4)
	$388.7	$403.6

Depreciation expense recorded in continuing operations was $78.5 million, $83.8 million and $75.1 million in fiscal 2011, 2010 and 2009, respectively. Included in depreciation expense from continuing operations in fiscal 2011, 2010 and 2009 were charges of $3.4 million, $8.5 million and $2.7 million, respectively, related to the impairment of long-lived assets. To better align the Company’s cost structure with global market conditions, the Company has announced several plant closures during the past three fiscal years. Impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis or appraisals.

Capitalized interest was insignificant for all reported periods. Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at September 30, 2011 and 2010 was $6.5 million and $25.2 million, respectively.

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of fiscal 2011, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally trade names). The Company performed the valuation analyses with the assistance of a third-party valuation advisor. To derive the fair value of its reporting units, the Company utilized both the income and market approaches. For the annual impairment testing in the fourth quarter of fiscal 2011, the Company used a weighted-average cost of capital, depending on the reporting unit, of 13.5% to 15.0% and a terminal growth rate of 3%. Under the market approach, the Company derived the fair value of its reporting units based on revenue multiples of comparable publicly-traded companies. As a corroborative source of information, the Company reconciles its estimated fair value to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis), to verify the reasonableness of the fair value of its reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. The Company’s analysis resulted in a control premium of 10%, based on the price of the Company’s Common Stock on July 1, 2011 of $32.95 per share. To derive the fair value of its trade names, the Company utilized the “relief from royalty” approach.

At July 1, 2011, approximately 88% of the Company’s recorded goodwill and purchased intangibles were concentrated within the JLG reporting unit in the access equipment segment. The estimated fair value of JLG calculated in the fourth quarter of fiscal 2011 impairment analysis exceeded JLG’s net book value by approximately 40%, or $900 million. The impairment model assumes that the U.S. economy and construction spending (and hence access equipment demand) will improve beginning in fiscal 2013. Assumptions utilized in the impairment analysis are highly judgmental, especially given the severity and global scale of the current economic uncertainty. Changes in estimates or the application of alternative assumptions could have produced significantly different results. For each additional 50 basis point increase in the discount rate, the fair value of JLG would decrease by approximately $150 million. Events and conditions that could result in the impairment of intangibles at JLG include a further decline in economic conditions, a slower or weaker economic recovery than currently estimated by the Company or other factors leading to reductions in expected long-term sales or profitability at JLG.

As a result of the Company’s annual impairment testing, the Company recorded an impairment charge of $4.8 million of goodwill and trade names within the fire & emergency segment in fiscal 2011. Based on the Company’s annual impairment review, the Company concluded that no other goodwill or indefinite-lived intangible asset impairment charges were required. Assumptions utilized in the impairment analysis are highly judgmental, especially given the current period of economic uncertainty. Changes in estimates or the application of alternative assumptions could have produced significantly different results.

The Company continued to monitor the movement in the price of its Common Stock subsequent to its annual goodwill impairment testing date. The Company’s Common Stock closed at $15.74 and $20.86 per share on September 30, 2011 and October 31, 2011, respectively. The Company believes that the decrease in the price of its Common Stock from the July 1, 2011 annual impairment testing date primarily related to the market’s expectation relative to the Company’s defense segment given the uncertainty surrounding future defense spending levels by the U.S. government and market concerns related to the profitability of the Company’s FMTV contract. The defense segment contains no goodwill or indefinite lived intangible assets. Therefore the Company does not believe that the decrease in the price of its Common Stock is indicative of an interim triggering event for interim goodwill impairment testing in any reporting unit with goodwill.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents changes in goodwill during fiscal 2011 and 2010 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total

Net goodwill at September 30, 2009	$929.0	$127.0	$21.3	$1,077.3
Impairment	—	(16.8)	—	(16.8)
Translation	(13.0)	0.1	0.1	(12.8)
Other	—	1.9	—	1.9
Net goodwill at September 30, 2010	916.0	112.2	21.4	1,049.6
Impairment	—	(4.3)	—	(4.3)
Translation	(3.8)	0.1	—	(3.7)
Other	—	(0.1)	—	(0.1)
Net goodwill at September 30, 2011	$912.2	$107.9	$21.4	$1,041.5

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	September 30, 2011			September 30, 2010
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net

Access Equipment	$1,844.3	$(932.1)	$912.2	$1,848.1	$(932.1)	$916.0
Fire & Emergency	182.1	(74.2)	107.9	182.1	(69.9)	112.2
Commerical	197.3	(175.9)	21.4	197.3	(175.9)	21.4
	$2,223.7	$(1,182.2)	$1,041.5	$2,227.5	$(1,177.9)	$1,049.6

The following two tables present the changes in gross purchased intangible assets during fiscal 2011 and 2010 (in millions):

	September 30,					September 30,
	2010	Disposition	Impairment	Translation	Other	2011
Amortizable intangible assets:
Distribution network	$55.4	$—	$—	$—	$—	$55.4
Non-compete	56.3	—	—	—	0.6	56.9
Technology-related	104.0	—	—	—	0.8	104.8
Customer relationships	577.2	—	—	(1.9)	1.4	576.7
Other	15.7	—	—	0.1	0.7	16.5
	808.6	—	—	(1.8)	3.5	810.3
Non-amortizable trade names	397.3	—	(0.5)	—	0.8	397.6
	$1,205.9	$—	$(0.5)	$(1.8)	$4.3	$1,207.9

	September 30, 2009	Disposition	Impairment	Translation	Other	September 30, 2010
Amortizable intangible assets:
Distribution network	$55.4	$—	$—	$—	$—	$55.4
Non-compete	57.0	(0.7)	—	—	—	56.3
Technology-related	104.4	—	(0.3)	(0.1)	—	104.0
Customer relationships	588.2	(0.6)	(5.3)	(6.6)	1.5	577.2
Other	14.0	—	—	—	1.7	15.7
	819.0	(1.3)	(5.6)	(6.7)	3.2	808.6
Non-amortizable trade names	400.6	—	(3.2)	(0.1)	—	397.3
	$1,219.6	$(1.3)	$(8.8)	$(6.8)	$3.2	$1,205.9

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Details of the Company’s total purchased intangible assets were as follows (in millions):

	September 30, 2011
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(20.8)	$34.6
Non-compete	10.5	56.9	(53.0)	3.9
Technology-related	11.7	104.8	(53.3)	51.5
Customer relationships	12.7	576.7	(229.9)	346.8
Other	16.5	16.5	(12.2)	4.3
	14.3	810.3	(369.2)	441.1
Non-amortizable trade names		397.6	—	397.6
		$1,207.9	$(369.2)	$838.7

	September 30, 2010
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(19.3)	$36.1
Non-compete	10.5	56.3	(50.6)	5.7
Technology-related	11.8	104.0	(44.6)	59.4
Customer relationships	12.7	577.2	(183.8)	393.4
Other	16.6	15.7	(11.3)	4.4
	14.3	808.6	(309.6)	499.0
Non-amortizable trade names		397.3	—	397.3
		$1,205.9	$(309.6)	$896.3

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

In connection with the valuation of intangible assets, a 40-year life was assigned to the value of the Pierce distribution network (net book value of $33.1 million at September 30, 2011). The Company believes Pierce maintains the largest North American fire apparatus distribution network. Pierce has exclusive contracts with each distributor related to the fire apparatus product offerings manufactured by Pierce. The useful life of the Pierce distribution network was based on a historical turnover analysis. Non-compete intangible asset lives are based on terms of the applicable agreements.

Total amortization expense recorded in continuing operations was $60.8 million, $60.5 million and $62.3 million in fiscal 2011, 2010 and 2009, respectively. The estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2011 are as follows: 2012 - $59.0 million; 2013 - $56.5 million; 2014 - $55.1 million; 2015 - $54.3 million and 2016 - $53.7 million.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.                                      Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	September 30,
	2011	2010

Customer notes receivable and other investments	$24.1	$32.4
Deferred finance costs	21.8	26.9
Long-term finance receivables, less current portion	9.4	34.4
Other	23.9	23.1
	79.2	116.8
Less allowance for doubtful notes receivable	(7.6)	(4.0)
	$71.6	$112.8

Deferred finance costs are amortized using the interest method over the term of the debt. Amortization expense was $5.1 million (including $0.1 million of amortization related to early debt retirement), $28.6 million (including $20.4 million of amortization related to early debt retirement) and $13.4 million (including $5.0 million of amortization related to early debt retirement) in fiscal 2011, 2010 and 2009, respectively.

10.                               Leases

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, which consist primarily of buildings and improvements, were $0.1 million and $2.5 million at September 30, 2011 and 2010, respectively.

Other facilities and equipment are leased under arrangements that are accounted for as noncancelable operating leases. Total rental expense for property, plant and equipment charged to continuing operations under noncancelable operating leases was $42.9 million, $41.1 million and $34.8 million in fiscal 2011, 2010 and 2009, respectively. In addition, included in cost of sales in fiscal 2010 were charges of $2.9 million related to the idling of a leased facility at JerrDan. As a result of the Company’s plan to put a leased facility back into use, the previously accrued liability for lease termination costs of $2.8 million was reversed to income in the second quarter of fiscal 2011.

Future minimum lease payments due under operating leases at September 30, 2011 were as follows: 2012 - $33.1 million; 2013 - $27.1 million; 2014 - $21.0 million; 2015 - $11.2 million; 2016 - $10.1 million; and thereafter - $15.1 million. Minimum rental payments include $1.2 million due annually under variable-rate leases through January 2013.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.                               Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	September 30,
	2011	2010

Senior Secured Term Loan	$560.0	$650.0
8¼% Senior notes due March 2017	250.0	250.0
8½% Senior notes due March 2020	250.0	250.0
Other long-term facilities	0.1	2.1
	1,060.1	1,152.1
Less current maturities	(40.1)	(65.7)
	$1,020.0	$1,086.4

Revolving line of credit	$—	$150.0
Current maturities of long-term debt	40.1	65.7
Other short-term facilities	—	0.2
	$40.1	$215.9

On September 27, 2010, the Company replaced its existing credit agreement with a new senior secured credit agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $550 million and (ii) a $650 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million commencing December 31, 2010 with a balloon payment of $341.25 million due at maturity in October 2015. During the fourth quarter of fiscal 2011, the Company prepaid the principal installment under the Term Loan which was originally due December 31, 2011 and $8.75 million of the principal installment which was originally due March 31, 2012. In October 2011, the Company prepaid $40.0 million of current maturities of long-term debt, which represented the remaining principal amount due under the Term Loan during fiscal 2012. At September 30, 2011, outstanding letters of credit of $27.9 million reduced available capacity under the Revolving Credit Facility to $522.1 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At September 30, 2011, the interest spread on the Revolving Credit Facility and Term Loan was 250 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at September 30, 2011, prior to consideration of the interest rate swap, was 2.77%.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement in 2007 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of December 6, 2011, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement (7.605% at September 30, 2011). The notional amount of the swap at September 30, 2011 was $250 million.

A portion of the swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments. The effective portion of the change in fair value of the derivative has been recorded in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets with any ineffective portion recorded as an adjustment to miscellaneous expense. At September 30, 2011, a loss of $2.1 million ($1.4 million net of tax) was recorded in “Accumulated other comprehensive income (loss).” The differential paid or received on the designated portion of the interest rate swap will be recognized as an adjustment to interest expense when the hedged, forecasted interest is recorded. Net gains or losses related to hedge ineffectiveness on the interest rate swap were insignificant for all periods presented.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 5.105% and the counterparty will pay the Company interest on the notional amount at a variable rate equal to 3-month LIBOR. The 3-month LIBOR rate applicable to this agreement was 0.37% at September 30, 2011. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 3-month LIBOR fluctuates. Neither the Company nor the counterparty is required to collateralize its obligations under these swaps.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of September 30, 2011 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iv)

for the period of four fiscal quarters ending September 30, 2011 and for each period of four fiscal quarters ending thereafter, $100 million during such period, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0.

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (collectively, the “Senior Notes”). The Senior Notes were issued pursuant to an indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the Senior Notes due 2017 and Senior Notes due 2020 for a premium after March 1, 2014 and March 1, 2015, respectively. Certain of the Company’s subsidiaries fully, unconditionally, jointly and severally guarantee the Company’s obligations under the Senior Notes. See Note 24 of the Notes to Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt. At September 30, 2011, the fair value of the Senior Notes was estimated to be $501 million and the fair value of the Term Loan approximated book value.

12.                               Warranties

The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer. Warranty costs recorded in continuing operations were $31.1 million, $83.8 million and $47.5 million in fiscal 2011, 2010 and 2009, respectively.

Changes in the Company’s warranty liability were as follows (in millions):

	Fiscal Year Ended September 30,
	2011	2010

Balance at beginning of year	$90.5	$72.8
Warranty provisions	42.6	83.8
Settlements made	(46.8)	(68.2)
Changes in liability for pre-existing warranties, net	(11.5)	3.6
Disposition of business	—	(1.6)
Foreign currency translation adjustment	0.2	0.1
Balance at end of year	$75.0	$90.5

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. Actual M-ATV warranty claims have been lower than the Company expected on the M-ATV product launch, which resulted in reductions in liabilities for pre-existing warranties in fiscal 2011. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise that are beyond the scope of the Company’s historical experience. For example, accelerated programs to design, test, manufacture and deploy products such as the M-ATV in war-time conditions carry with them an increased level of inherent risk of product or component failure. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters in excess of amounts accrued; however, any such amounts, while not determinable, would not be expected to have a material adverse effect on the Company’s consolidated financial condition, result of operations or cash flows.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.                               Guarantee Arrangements

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

In the access equipment segment, the Company is party to multiple agreements whereby it guarantees an aggregate of $141.1 million in indebtedness of others, including $125.2 million under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $52.8 million at September 30, 2011. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third party’s inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Fiscal Year Ended September 30,
	2011	2010

Balance at beginning of year	$22.8	$26.7
Provision for new credit guarantees	0.3	0.5
Settlements made	(3.0)	(0.6)
Changes for pre-existing guarantees, net	(12.7)	(2.7)
Amortization of previous guarantees	(1.2)	(1.0)
Foreign currency translation adjustment	(0.1)	(0.1)
Balance at end of year	$6.1	$22.8

In the first quarter of fiscal 2011, the Company reached a settlement with a customer that resulted in the customer’s repayment of $28.3 million of loans supported by Company guarantees for which the Company had established specific credit loss reserves. Upon release of the guarantees, the Company reduced previously accrued reserves and increased pre-tax income by $8.1 million.

14.                               Derivative Financial Instruments and Hedging Activities

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2011 and 2010, the Company had no forward foreign exchange contracts designated as hedges.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap has been designated as a cash flow hedge of 3-month LIBOR-based interest payments and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive income (loss) and are amortized to interest expense over the respective lives of the borrowings. During fiscal 2011, 2010 and 2009, $16.6 million, $41.6 million and $48.3 million of expense, respectively, was recorded in the Consolidated Statements of Operations as amortization of interest rate derivative gains and losses. At September 30, 2011, $2.1 million of net unrealized losses remained deferred in “Accumulated other comprehensive income (loss).” See Note 11 of the Notes to Consolidated Financial Statements for information regarding the interest rate swap.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At September 30, 2011, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $154.5 million in notional amounts, including $69.1 million in contracts to sell Euro, $65.0 million in contracts to sell Australian dollars, $18.2 million in contracts to sell U.K. pounds sterling and buy Euro with the remaining contracts covering a variety of foreign currencies.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Consolidated Balance Sheets were as follows (in millions):

	September 30, 2011			September 30, 2010
	Other Current Assets	Other Current Liabilities	Other Long-term Liabilities	Other Current Assets	Other Current Liabilities	Other Long-term Liabilities
Designated as hedging instruments:
Interest rate contracts	$—	$2.1	$—	$—	$15.6	$2.8

Not designated as hedging instruments:
Foreign exchange contracts	0.8	0.2	—	0.3	0.8	—
	$0.8	$2.3	$—	$0.3	$16.4	$2.8

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pre-tax effects of derivative instruments on the Consolidated Statements of Operations consisted of the following (in millions):

		Fiscal Year Ended
	Classification of	September 30,
	Gains (Losses)	2011	2010
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$(16.6)	$(40.7)
Foreign exchange contracts	Cost of sales	—	(0.3)

Not designated as hedges:
Interest rate contracts	Interest expense	—	(0.9)
Foreign exchange contracts	Miscellaneous, net	2.0	2.8
		$(14.6)	$(39.1)

15.          Fair Value Measurement

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

Level 3:  Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2011, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency exchange derivatives (a)	$—	$0.8	$—	$0.8

Liabilities:
Foreign currency exchange derivatives (a)	$—	$0.2	$—	$0.2
Interest rate swaps (b)	—	2.1	—	2.1
	$—	$2.3	$—	$2.3

(a)           Based on observable market transactions of forward currency prices.

(b)           Based on observable market transactions of forward LIBOR rates.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

nonrecurring basis include long-lived assets, including investments in affiliates, which are written down to fair value as a result of impairment (see Note 7 of the Notes to Consolidated Financial Statements for impairments of long-lived assets and Note 8 of the Notes to Consolidated Financial Statements for impairments of intangible assets). The Company has determined that the fair value measurements related to each of these assets rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

16.          Oshkosh Corporation Shareholders’ Equity

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

In July 1995, the Company authorized the buyback of up to 6,000,000 shares of the Company’s Common Stock. As of September 30, 2011 and 2010, the Company had purchased 2,769,210 shares of its Common Stock at an aggregate cost of $6.6 million. The Company is restricted by its Credit Agreement from buying back shares in certain situations. See Note 11 of the Notes to Consolidated Financial Statements for information regarding these restrictions.

17.          Stock Options, Nonvested Stock, Performance Shares and Common Stock Reserved

In February 2009, the Company’s shareholders approved the 2009 Incentive Stock and Awards Plan, as amended (the “2009 Stock Plan”). The 2009 Stock Plan replaced the 2004 Incentive Stock and Awards Plan, as amended (the “2004 Stock Plan”) and 1990 Incentive Stock Plan, as amended (the “1990 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan and 1990 Stock Plan, awards previously made under these two plans that remained outstanding as of the approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of those plans.

Under the 2009 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights (“SAR”), performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units (“RSU”) or other stock-based awards. The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2009 Stock Plan become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Stock options terminate not more than seven years from the date of grant. Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company and generally vest upon retirement. At September 30, 2011, the Company had reserved 5,863,898 shares of Common Stock to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes compensation expense for stock option, nonvested stock and performance share awards over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Consolidated Statements of Operations for fiscal 2011, 2010 and 2009 was $15.5 million ($9.8 million net of tax), $14.7 million ($9.3 million net of tax) and $10.9 million ($6.9 million net of tax), respectively.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information related to the Company’s equity-based compensation plans in effect as of September 30, 2011 is as follows:

	Number of Securities		Number of
	to be Issued Upon	Weighted-Average	Securities Remaining
	Exercise of Outstanding	Exercise Price of	Available for Future
	Options or Vesting of	Outstanding	Issuance Under Equity
Plan Category	Performance Share Awards	Options	Compensation Plans

Equity compensation plans approved by security holders	5,518,314	$30.72	345,584
Equity compensation plans not approved by security holders	—	n/a	—
	5,518,314	$30.72	345,584

Stock Options — For fiscal 2011, 2010 and 2009, the Company recorded $11.4 million, $12.4 million and $10.0 million, respectively, of stock-based compensation expense in selling, general and administrative expense in the accompanying Consolidated Statements of Operations associated with outstanding stock options.

A summary of the Company’s stock option activity for the fiscal years ended September 30, 2011, 2010 and 2009 is as follows:

	Fiscal Year Ended September 30,
	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding, beginning of year	5,158,370	$30.32	5,330,109	$28.03	4,324,372	$26.90
Options granted	411,575	20.90	954,350	28.96	1,200,000	30.82
Options forfeited	(173,009)	27.22	(39,836)	27.46	(138,934)	23.59
Options expired	(118,199)	47.46	(9,499)	54.12	—	—
Options exercised	(504,023)	15.94	(1,076,754)	17.66	(55,329)	11.25
Options outstanding, end of year	4,774,714	$30.72	5,158,370	$30.32	5,330,109	$28.03
Options exercisable, end of year	3,478,310	$32.13	2,955,909	$33.49	2,930,946	$30.46

The Company uses the Black-Scholes valuation model to value stock options utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Options Granted During	2011	2010	2009

Assumptions:
Risk-free interest rate	0.95%	1.45%	2.34%
Expected volatility	63.88%	61.98%	61.19%
Expected dividend yield	0.00%	0.00%	0.02%
Expected term (in years)	5.23	5.28	5.23

The Company used its historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected option term represents the period of time that the options granted are expected to be outstanding and was based on historical experience. The weighted-average per share fair values for stock option grants during fiscal 2011, 2010 and 2009 were $11.42, $15.69 and $16.67, respectively.

As of September 30, 2011, the Company had $9.6 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 2.2 years.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options outstanding as of September 30, 2011 were as follows (in millions, except share and per share amounts):

				Weighted-Average
				Remaining		Aggregate
			Number	Contractual	Weighted-Average	Intrinsic
Price Range			Outstanding	Life (in years)	Exercise Price	Value

$5.19	-	$7.95	27,467	7.4	$7.28	$0.2
$12.04	-	$19.75	1,415,948	6.2	14.65	3.3
$28.27	-	$38.93	2,059,394	5.2	30.59	—
$39.91	-	$54.63	1,271,905	5.1	49.32	—
			4,774,714	5.5	$30.72	$3.5

Stock options exercisable as of September 30, 2011 were as follows (in millions, except share and per share amounts):

				Weighted-Average
				Remaining		Aggregate
			Number	Contractual	Weighted-Average	Intrinsic
Price Range			Exercisable	Life (in years)	Exercise Price	Value

$5.19	-	$7.95	14,731	7.3	$7.95	$0.1
$12.04	-	$19.75	1,047,948	5.9	13.03	3.3
$28.27	-	$38.93	1,143,726	4.8	30.81	—
$39.91	-	$54.63	1,271,905	5.1	49.32	—
			3,478,310	5.3	$32.13	$3.4

The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. This amount changes based on the fair market value of the Company’s Common Stock. The total intrinsic value of options exercised for fiscal 2011, 2010 and 2009 was $9.6 million, $22.8 million and $0.7 million, respectively.

Net cash proceeds from the exercise of stock options were $8.0 million, $19.0 million and $0.6 million for fiscal 2011, 2010 and 2009, respectively. The actual income tax benefit realized totaled $3.5 million, $8.4 million and $0.3 million for those same periods.

Nonvested Stock Awards — Compensation expense related to nonvested stock awards of $3.0 million, $0.9 million and $0.3 million in fiscal 2011, 2010 and 2009, respectively, was recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Operations. As of September 30, 2011, the Company had $4.1 million of unrecognized compensation expense related to nonvested stock awards, which will be recognized over a weighted-average period of 2.6 years.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s nonvested stock activity for the three years ended September 30, 2011 is as follows:

	Fiscal Year Ended September 30,
	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested, beginning of year	128,907	$30.22	2,935	$53.40	63,816	$51.91
Granted	166,412	21.99	141,682	30.93	11,000	7.95
Forfeited	(5,000)	28.73	—	—	(542)	54.85
Vested	(61,704)	32.12	(15,710)	40.91	(71,339)	45.04
Nonvested, end of year	228,615	$23.75	128,907	$30.22	2,935	$53.40

The total fair value of shares vested during fiscal 2011, 2010 and 2009 was $1.5 million, $0.6 million and $1.0 million, respectively.

Performance Share Awards — In fiscal 2011, 2010 and 2009, the Company granted certain executives awards for an aggregate of 144,000, 75,000 and 134,500 performance shares, respectively, that vest at the end of the third fiscal year following the grant date. Executives earn performance shares only if the Company’s total shareholder return over the three years compares favorably to that of a comparator group of companies. As of September 30, 2011, 371,800 performance shares remain outstanding. Potential payouts range from zero to 200 percent of the target awards.

The grant date fair values of performance share awards were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Performance Shares Granted During	2011	2010	2009

Assumptions:
Risk-free interest rate	0.29%	0.73%	1.48%
Expected volatility	76.98%	79.86%	77.70%
Expected term (in years)	3.00	3.00	3.00

The Company used its historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant. The expected term is based on the vesting period. The weighted-average fair value for performance share awards granted during fiscal 2011, 2010 and 2009 was $9.75, $13.88 and $17.26 per award, respectively. Compensation expense of $1.1 million, $1.4 million and $0.6 million related to performance share awards was recorded in fiscal 2011, 2010 and 2009, respectively, in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

Stock Appreciation Rights — In fiscal 2011, the Company granted 441,000 cash-settled SARs to employees. Each SAR award represents the right to receive cash equal to the excess of the per share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date price of the Company’s Common Stock. Compensation cost for SARs is remeasured at each reporting period based on the estimated fair value on the date of grant using the Black Scholes option-pricing model, utilizing assumptions similar to stock option awards and is recognized as an expense over the requisite service period. SARs are subsequently remeasured at each interim reporting period based on a revised Black Scholes value. Upon vesting, the fair value of outstanding SARs will be equal to its intrinsic value.

Compensation expense related to SAR awards of $0.2 million in fiscal 2011 was recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Operations. As of September 30, 2011, the Company had $3.5 million of unrecognized compensation expense related to SAR awards, which will be recognized over a weighted-average period of 1.5 years.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash-Settled Restricted Stock Units — In fiscal 2011, the Company granted 269,000 cash-settled RSUs to employees. Each RSU award provides recipients the right to receive cash equal to the value of a share of the Company’s Common Stock at predetermined vesting dates. Compensation cost for RSUs is remeasured at each reporting period and is recognized as an expense over the requisite service period. Compensation expense related to RSUs of $0.1 million in fiscal 2011 was recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Operations. As of September 30, 2011, the Company had $4.1 million of unrecognized compensation expense related to RSUs, which will be recognized over a weighted-average period of 1.5 years.

18.          Restructuring and Other Charges

As part of the Company’s actions to rationalize and optimize its global manufacturing footprint and in an effort to streamline operations, the Company announced in September 2010 that it was closing two JerrDan manufacturing facilities and relocating towing and recovery equipment production to other underutilized access equipment segment facilities. The Company largely completed these actions in the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011. As a result of the Company’s plan to put a leased facility back into use, the previously accrued liability for lease termination costs of $2.8 million was reversed to income in the second quarter of fiscal 2011.

In October 2010, the Company announced that its fire & emergency segment would be closing its Oshkosh Specialty Vehicles manufacturing facilities and integrating those operations into existing operations in Florida. The Company largely completed this action in the first quarter of fiscal 2011.

In January 2011, the Company initiated a plan to address continued weak market conditions in its access equipment segment in Europe. The plan included the consolidation of certain facilities and other cost reduction initiatives resulting in reductions in its workforce in Europe. In connection with this plan, the Company recorded statutorily or contractually required termination benefit costs in the first quarter of fiscal 2011. During the second quarter of fiscal 2011, the Company reached an agreement with the works councils on certain details of the plan, including the number of employees that will ultimately receive severance. As a result of employees voluntarily leaving the Company, the accrual was reduced throughout the remainder of fiscal 2011.

In January 2011, the Company announced that its fire & emergency segment would close its Medtec Ambulance Corporation manufacturing facilities and integrate those operations into existing operations in Florida. The Company largely completed this action in the third quarter of fiscal 2011.

In June 2011, the Company announced that its defense segment was closing its Oakes, North Dakota fabrication facility and consolidating operations into other existing Oshkosh facilities. Operations at Oakes concluded in the fourth quarter of fiscal 2011.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-tax restructuring charges for fiscal years ended September 30 were as follows (in millions):

		Selling,
	Cost of	General and
	Sales	Administrative	Total
Fiscal 2011:
Defense	$3.7	$—	$3.7
Access equipment	1.0	0.7	1.7
Fire & emergency	0.3	1.6	1.9
Commercial	0.1	0.3	0.4
	$5.1	$2.6	$7.7

Fiscal 2010:
Defense	$0.5	$—	$0.5
Access equipment	8.3	0.3	8.6
Fire & emergency	3.8	—	3.8
Commercial	—	—	—
	$12.6	$0.3	$12.9

Changes in the Company’s restructuring reserves, included within “Other current liabilities” in the Consolidated Balance Sheets, were as follows (in millions):

	Employee	Property,
	Severance and	Plant and
	Termination	Equipment
	Benefits	Impairment	Other	Total

Original reserve	$5.3	$—	$—	$5.3
Restructuring provisions	1.2	8.5	3.2	12.9
Utilized - cash	(4.5)	—	—	(4.5)
Utilized - noncash	—	(8.5)	—	(8.5)
Currency	(0.4)	—	—	(0.4)
Balance at September 30, 2010	1.6	—	3.2	4.8
Restructuring provisions	6.8	3.4	(2.5)	7.7
Utilized - cash	(5.4)	—	(0.7)	(6.1)
Utilized - noncash	—	(3.4)	—	(3.4)
Currency	0.6	—	—	0.6
Balance at September 30, 2011	$3.6	$—	$—	$3.6

19.          Employee Benefit Plans

Pension Plans — Oshkosh and certain of its subsidiaries sponsor multiple defined benefit pension plans covering certain Oshkosh, JLG and Pierce employees. The benefits provided are based primarily on average compensation, years of service and date of birth. Hourly plans are generally based on years of service and a benefit dollar multiplier. The Company periodically amends the hourly plans, changing the benefit dollar multipliers. Plan amendments in fiscal 2011 to the U.S. pension plan include the impact of an increase in the monthly benefit multiplier agreed to under a new five-year contract with the United Auto Workers union in October 2011.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Plans — Oshkosh and certain of its subsidiaries sponsor multiple postretirement benefit plans covering Oshkosh, JLG and Kewaunee retirees and their spouses. The plans generally provide health benefits based on years of service and date of birth. These plans are unfunded.

The changes in benefit obligations and plan assets as well as the funded status of the Company’s defined benefit pension plans and postretirement benefit plans were as follows (in millions):

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Health and Other
	2011	2010	2011	2010	2011	2010

Accumulated benefit obligation	$308.1	$246.2	$13.6	$13.8	$77.7	$64.8

Change in benefit obligation
Benefit obligation at October 1	$269.7	$227.3	$13.9	$11.7	$64.8	$55.0
Service cost	16.0	13.0	0.6	0.6	4.5	4.1
Interest cost	13.2	11.8	0.7	0.6	3.0	2.8
Actuarial loss (gain)	34.5	18.7	(1.3)	1.4	6.5	3.9
Participant contributions	—	—	0.1	0.1	—	—
Plan amendments	10.9	3.0	—	—	—	—
Curtailments	—	0.6	—	—	—	—
Benefits paid	(5.4)	(4.7)	(0.2)	(0.4)	(1.1)	(1.0)
Currency translation adjustments	—	—	(0.1)	(0.1)	—	—
Benefit obligation at September 30	$338.9	$269.7	$13.7	$13.9	$77.7	$64.8

Change in plan assets
Fair value of plan assets at October 1	$176.7	$137.5	$15.4	$10.3	$—	$—
Actual return on plan assets	0.8	13.5	0.7	1.2	—	—
Company contributions	25.5	30.4	0.4	4.3	1.1	1.0
Participant contributions	—	—	0.1	0.1	—	—
Benefits paid	(5.4)	(4.7)	(0.2)	(0.4)	(1.1)	(1.0)
Currency translation adjustments	—	—	(0.1)	(0.1)	—	—
Fair value of plan assets at September 30	$197.6	$176.7	$16.3	$15.4	$—	$—
Funded status of plan - (under) over funded	$(141.3)	$(93.0)	$2.6	$1.5	$(77.7)	$(64.8)

Recognized in consolidated balance sheet at September 30
Prepaid benefit cost (long-term asset)	$—	$—	$2.6	$1.5	$—	$—
Accrued benefit liability (current liability)	(5.2)	(0.4)	—	—	(2.8)	(2.4)
Accrued benefit liability (long-term liability)	(136.1)	(92.6)	—	—	(74.9)	(62.4)
	$(141.3)	$(93.0)	$2.6	$1.5	$(77.7)	$(64.8)

Recognized in accumulated other comprehensive income (loss) as of September 30 (net of taxes)
Net actuarial (loss) gain	$(96.4)	$(71.0)	$0.4	$(0.3)	$(18.5)	$(15.1)
Prior service cost	(16.2)	(10.5)	—	—	—	—
	$(112.6)	$(81.5)	$0.4	$(0.3)	$(18.5)	$(15.1)

Weighted-average assumptions as of September 30
Discount rate	4.70%	4.75%	5.20%	5.10%	4.45%	4.75%
Expected return on plan assets	7.00%	7.75%	5.80%	6.50%	n/a	n/a
Rate of compensation increase	3.69%	3.81%	4.20%	4.20%	n/a	n/a

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension benefit plans with accumulated benefit obligations in excess of plan assets consisted of the following as of September 30 (in millions):

	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010

Projected benefit obligation	$338.9	$269.7	$—	$—
Accumulated benefit obligation	308.1	246.2	—	—
Fair value of plan assets	197.6	176.7	—	—

The components of net periodic benefit cost for fiscal years ended September 30 were as follows (in millions):

	Pension Benefits						Postretirement
	U.S. Plans			Non-U.S. Plans			Health and Other
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$17.4	$15.4	$10.3	$0.6	$0.6	$0.4	$4.5	$4.1	$2.0
Interest cost	13.2	11.8	11.1	0.7	0.6	0.5	3.0	2.8	2.2
Expected return on plan assets	(14.9)	(12.3)	(11.2)	(1.0)	(0.7)	(0.5)	—	—	—
Amortization of prior service cost	1.9	2.1	1.3	—	—	—	—	—	—
Curtailment	1.5	0.6	0.9	—	—	—	—	—	—
Amortization of net actuarial loss (gain)	5.6	4.1	2.5	—	—	(0.1)	1.1	0.9	—
Net periodic benefit cost	$24.7	$21.7	$14.9	$0.3	$0.5	$0.3	$8.6	$7.8	$4.2

Other changes in plan assets and benefit obligation recognized in other comprehensive income
Net actuarial loss (gain)	$47.2	$15.6	$32.3	$(1.0)	$1.0	$2.1	$6.5	$3.9	$15.9
Prior service cost	10.9	3.0	3.3	—	—	—	—	—	—
Amortization of prior service cost	(1.9)	(2.0)	(1.3)	—	—	—	—	—	—
Amortization of net actuarial (gain) loss	(7.1)	(4.7)	(2.5)	—	—	0.1	(1.1)	(0.9)	(0.1)
	$49.1	$11.9	$31.8	$(1.0)	$1.0	$2.2	$5.4	$3.0	$15.8

Weighted-average assumptions
Discount rate	4.75%	5.25%	6.00%	5.10%	5.50%	7.00%	4.75%	5.25%	6.00%
Expected return on plan assets	7.75%	7.75%	7.75%	6.50%	6.50%	6.00%	n/a	n/a	n/a
Rate of compensation increase	3.93%	4.29%	4.20%	4.20%	4.30%	4.40%	n/a	n/a	n/a

Included in accumulated other comprehensive income (loss) at September 30, 2011 are prior service costs of $2.3 million ($1.5 million net of tax) and unrecognized net actuarial losses of $7.3 million ($4.6 million net of tax) expected to be recognized in pension and supplemental employee retirement plan net periodic benefit costs during fiscal 2012.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 9.0% in fiscal 2011, declining to 5.5% in fiscal 2018. If the health care cost trend rate was increased by 100 basis points, the accumulated postretirement benefit obligation at September 30, 2011 would increase by $10.4 million and net periodic postretirement benefit cost for fiscal 2011 would increase by $1.9 million. A corresponding decrease of 100 basis points would decrease the accumulated postretirement benefit obligation at September 30, 2011 by $8.6 million and net periodic postretirement benefit cost for fiscal 2011 would decrease by $1.6 million.

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average of the Company’s pension plan asset allocations and target allocations at September 30, by asset category, were as follows:

U.S. Plans

	Target %	2011	2010
Asset Category
Fixed income	30% - 40%	43%	46%
Large-cap growth	25% - 35%	30%	26%
Large-cap value	5% - 15%	9%	8%
Mid-cap value	5% - 15%	8%	10%
Small-cap value	5% - 15%	10%	10%
Venture capital	0% - 5%	0%	0%
		100%	100%

Non-U.S. Plans

	Target %	2011	2010
Asset Category
Fixed income	0%	3%	0%
Government bonds	20%	21%	10%
Corporate bonds	15%	16%	8%
UK equities	25%	27%	40%
Non-UK equities	35%	28%	42%
UK real estate	5%	5%	0%
		100%	100%

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

The fair value of plan assets by major category and level within the fair value hierarchy was as follows (in millions):

		Significant
	Quoted Prices	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

September 30, 2011:
Common stocks
U.S. companies	$104.2	$—	$—	$104.2
International companies	—	14.6	—	14.6
Government and agency bonds	3.8	35.6	—	39.4
Municipal bonds	—	0.1	—	0.1
Corporate bonds and notes	—	43.8	—	43.8
Money market funds	11.7	—	—	11.7
Venture capital closely held limited partnership	—	—	0.1	0.1
	$119.7	$94.1	$0.1	$213.9

September 30, 2010:
Common stocks
U.S. companies	$90.5	$—	$—	$90.5
International companies	—	15.1	—	15.1
Government and agency bonds	13.1	18.7	—	31.8
Municipal bonds	—	0.1	—	0.1
Corporate bonds and notes	—	25.8	—	25.8
Money market funds	28.7	—	—	28.7
Venture capital closely held limited partnership	—	—	0.1	0.1
	$132.3	$59.7	$0.1	$192.1

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the fair value of the Master Pension Trust’s Level 3 investment assets during fiscal 2011 was not significant.

The Company’s policy is to fund the pension plans in amounts that comply with contribution limits imposed by law. The Company expects to contribute approximately $40.0 million to its pension plans and an additional $3.0 million to its postretirement benefit plans in fiscal 2012. However, based on returns on the plans’ investments and the Company’s cash flows, the Company may contribute more than these ranges in fiscal 2012 to reduce the underfunded status of certain plans.

The Company’s estimated future benefit payments under Company sponsored plans were as follows (in millions):

				Other
Fiscal Year Ending	Pension Benefits			Postretirement
September 30,	U.S. Plans	Non-U.S. Plans	Non-Qualified	Benefits

2012	$6.0	$0.2	$5.2	$2.8
2013	6.8	0.2	1.3	3.1
2014	7.6	0.2	1.3	2.9
2015	8.5	0.2	1.3	3.4
2016	9.7	0.2	1.3	4.1
2017-2021	71.6	1.2	9.2	31.3

401(k) Plans - The Company has defined contribution 401(k) plans covering substantially all domestic employees. The plans allow employees to defer 2% to 100% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions which are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for Company matching and discretionary contributions were $10.6 million and $5.1 million in fiscal 2011 and 2010, respectively. The Company recognized income of $1.0 million in fiscal 2009 as actual payments under the discretionary portion of the plan were less than amounts accrued in the previous year and as a result of the Company’s discontinuation of matching contributions in March 2009 for most employees. In April 2010, the Company reinstituted matching contributions for most employees.

20.          Income Taxes

Pre-tax income (loss) from continuing operations was taxed in the following jurisdictions (in millions):

	Fiscal Year Ended September 30,
	2011	2010	2009

Domestic	$416.9	$1,252.7	$(925.3)
Foreign	(0.4)	(41.2)	(252.9)
	$416.5	$1,211.5	$(1,178.2)

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the provision for (benefit from) income taxes were as follows (in millions):

	Fiscal Year Ended September 30,
	2011	2010	2009
Allocated to Income (Loss) From Continuing Operations Before Equity in Earnings (Losses) of Unconsolidated Affiliates
Current:
Federal	$149.2	$463.4	$37.8
Foreign	0.7	7.8	1.9
State	3.7	13.8	1.7
Total current	153.6	485.0	41.4
Deferred:
Federal	(14.2)	(59.5)	(40.0)
Foreign	4.6	(9.4)	(12.2)
State	(0.4)	(1.8)	(1.8)
Total deferred	(10.0)	(70.7)	(54.0)
	$143.6	$414.3	$(12.6)

Allocated to Other Comprehensive Income (Loss)
Deferred federal, state and foreign	$(14.5)	$10.5	$(21.9)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense was:

	Fiscal Year Ended September 30,
	2011	2010	2009
Effective Rate Reconciliation
U.S. federal tax / benefit rate	35.0%	35.0%	35.0%
Non-deductible intangible asset impairment charges	0.1	0.3	(33.1)
State income taxes, net	0.8	1.0	(0.3)
Foreign taxes	(0.6)	(0.1)	(0.4)
Tax audit settlements	—	(1.3)	—
European tax incentive	(0.9)	0.6	(1.5)
Worthless stock deduction	—	—	0.9
Valuation allowance	1.4	0.3	(0.2)
Domestic tax credits	(1.5)	(0.1)	0.3
Manufacturing deduction	(1.1)	(2.0)	0.2
Other, net	1.3	0.5	0.2
	34.5%	34.2%	1.1%

In fiscal 2011, the Company recorded a $2.7 million benefit due to the reinstatement of the U.S. research & development tax credit for periods prior to fiscal 2011. The fiscal 2010 research & development tax credit included only one-fourth of the annual benefit because of the timing of the credit reinstatement. During fiscal 2010, the Company settled a number of income tax audits which resulted in a $15.4 million reduction in fiscal 2010 income tax expense, of which $11.5 million related to acquisition tax contingencies.

The Company is party to a tax incentive agreement (“incentive”) covering certain of its European operations. The incentive provides for a reduction in the Company’s effective income tax rate through allowable deductions that are subject to recapture to the extent that certain conditions are not met, including a requirement to have minimum cumulative operating income over a multiple-year period ending in fiscal 2013. The Company recorded (income recapture) tax deductions under the incentive of €7.8 million, €(15.9) million and €(38.7) million in fiscal 2011, 2010 and 2009, respectively, which resulted in additional (tax) benefit of $3.7 million, $(7.3) million and $(17.3) million in fiscal 2011, 2010 and 2009, respectively. Life-to-date, the Company has recorded €10.0 million of cumulative net deductions which are subject to recapture provisions

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

should certain minimum income and other requirements not be met. Should the Company reach the maximum level of cumulative operating income under the incentive, aggregate additional unbenefitted deductions of €103.5 million would be available to offset the Company’s future taxable income, although the amount of deductions allowed in any particular tax year are limited by the incentive.

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

Deferred income tax assets and liabilities were comprised of the following (in millions):

	September 30,
	2011	2010
Deferred Tax Assets and Liabilities
Deferred tax assets:
Other long-term liabilities	$112.6	$86.6
Net operating losses	57.4	63.6
Accrued warranty	23.8	28.2
Other current liabilities	20.8	28.9
Other long-term assets	—	8.2
Payroll-related obligations	15.7	19.5
Receivables	15.2	16.2
Other	0.4	0.4
Gross deferred tax assets	245.9	251.6
Less valuation allowance	(39.5)	(36.4)
Deferred tax assets	206.4	215.2
Deferred tax liabilities:
Intangible assets	241.2	259.1
Investment in unconsolidated partnership	5.3	9.1
Property, plant and equipment	48.8	44.2
Other	9.5	5.7
Deferred tax liabilities	304.8	318.1
Net deferred tax liability	$(98.4)	$(102.9)

The net deferred tax liability is classified in the Consolidated Balance Sheets as follows (in millions):

	September 30,
	2011	2010

Current net deferred tax asset	$72.9	$86.7
Non-current net deferred tax liability	(171.3)	(189.6)
	$(98.4)	$(102.9)

As of September 30, 2011, the Company had $178.0 million of net operating loss carryforwards available to reduce future taxable income of certain foreign subsidiaries that are primarily from countries with carryforward periods ranging from five years to an unlimited period. In addition, the Company had $169.9 million of state net operating loss carryforwards, which are subject to expiration from 2014 to 2031. The deferred tax assets for foreign and state net operating loss carryforwards were $48.1 million and $9.3 million, respectively, and are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies and projections of future

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxable income. As a result of this analysis, the Company carried a valuation allowance as of September 30, 2011 against the foreign and state deferred tax assets of $35.3 million and $4.2 million, respectively.

The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested. At September 30, 2011, these earnings amounted to $42.0 million. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

As of September 30, 2011, the Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $54.4 million. As of September 30, 2011, net unrecognized tax benefits, excluding interest and penalties, of $43.4 million would affect the Company’s net income if recognized, $23.3 million of which would impact net income from continuing operations. As of September 30, 2010, net unrecognized tax benefits, excluding interest and penalties, of $44.0 million would have affected the Company’s net income if recognized, $23.9 million of which would have impacted net income from continuing operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits during fiscal 2011 and fiscal 2010 were as follows (in millions):

	Fiscal Year Ended
	September 30,
	2011	2010

Balance at beginning of year	$52.1	$63.8
Additions for tax positions related to current year	4.0	5.1
Additions for tax positions related to prior years	4.0	11.5
Reductions for tax positions of prior years	(0.3)	(2.8)
Settlements	(2.0)	(19.7)
Lapse of statute of limitations	(4.5)	(5.8)
Balance at end of year	$53.3	$52.1

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for (benefit from) income taxes” in the Consolidated Statements of Operations. During the fiscal years ended September 30, 2011, 2010 and 2009, the Company recognized $(1.7) million, $(0.9) million and $2.4 million in interest and penalties, respectively. At September 30, 2011 and 2010, the Company had accruals for the payment of interest and penalties of $14.1 million and $12.0 million, respectively. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $13.4 million, either because the Company’s tax positions are sustained on audit, because the Company agrees to their disallowance or the statute of limitations closes.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. During fiscal 2011, the Company was under audit by the U.S. Internal Revenue Service for the taxable years ended September 30, 2008 and 2009. As of September 30, 2011, tax years open for examination under applicable statutes were as follows:

Tax Jurisdiction	Open Tax Years
Australia	2007 — 2011
Belgium	2010 — 2011
Brazil	2005 — 2011
Canada	2006 — 2011
Romania	2006 — 2011
The Netherlands	2005 — 2011
United States (federal)	2008 — 2011
United States (state and local)	2002 — 2011

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.          Earnings (Loss) Per Share

The computation of basic and diluted weighted-average shares used in the denominator of the per share calculations was as follows:

	Fiscal Year Ended September 30,
	2011	2010	2009

Basic weighted-average shares outstanding	90,888,253	89,947,873	76,473,930
Effect of dilutive stock options and equity-based compensation awards	685,107	1,006,868	—
Diluted weighted-average shares outstanding	91,573,360	90,954,741	76,473,930

Options to purchase 2,294,124 and 1,425,155 shares of Common Stock were outstanding in fiscal 2011 and 2010, respectively, but were not included in the computation of diluted earnings (loss) per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options were greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive. Options to purchase 4,327,116 shares of Common Stock and 190,175 nonvested shares were outstanding during fiscal 2009, but were excluded from the computation of diluted earnings (loss) per share attributable to Oshkosh Corporation common shareholders because the net loss for the period caused all potentially dilutive shares to be anti-dilutive.

Income (loss) attributable to Oshkosh Corporation common shareholders was as follows (in millions):

	Fiscal Year Ended September 30,
	2011	2010	2009

Continuing operations, net of tax	$273.4	$792.9	$(1,167.0)
Discontinued operations, net of tax	—	(2.9)	68.2
	$273.4	$790.0	$(1,098.8)

22.          Contingencies, Significant Estimates and Concentrations

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

The Company had reserves of $2.1 million and $1.9 million for losses related to environmental matters that were probable and estimable at September 30, 2011 and 2010, respectively. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Personal Injury Actions and Other - Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $3.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2011 and 2010, the reserve for product and general liability claims was $41.7 million and $44.4 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $284.0 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $27.9 million at September 30, 2011.

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

On January 8, 2010, Control Solutions LLC (“Control Solutions”) brought suit against the Company in the United States District Court for the Northern District of Illinois for breach of express contract, breach of implied-in-fact contract, unjust enrichment and promissory estoppel related to the Company’s contract to supply the DoD with M-ATVs. Control Solutions has asserted damages in the amount of $190.3 million. On October 3, 2011, following written and oral discovery, the Company moved for summary judgment. On that same date, Control Solutions filed a cross-motion for summary judgment. The Company’s and Control Solutions’ response briefs have been filed with the Court. While this case is in the early stages of litigation and its outcome cannot be predicted with certainty, the Company believes that the ultimate resolution of this claim will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

At September 30, 2011, approximately 26% of the Company’s workforce was covered under collective bargaining agreements.

The Company derived a significant portion of its revenue from the DoD, as follows (in millions):

	Fiscal Year Ended September 30,
	2011	2010	2009

DoD	$4,136.8	$7,054.7	$2,738.9
Foreign military sales	74.3	28.3	26.8
Total DoD sales	$4,211.1	$7,083.0	$2,765.7

No other customer represented more than 10% of sales for fiscal 2011, 2010 and 2009.

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because the Company is a relatively large defense contractor, the Company’s government contract operations are subject to extensive annual audit processes and to U.S. government investigations of business practices and cost classifications from which legal or administrative proceedings can result. Based on government procurement regulations, under certain circumstances the Company could be fined, as well as suspended or debarred from government contracting. During a suspension or debarment, the Company would also be prohibited from selling equipment or services to customers that depend on loans or financial commitments from the Export Import Bank, Overseas Private Investment Corporation and similar government agencies.

In August 2009, the DoD awarded the Company the contract to be the sole producer of FMTVs under the U.S. Army’s FMTV Rebuy program. This was an important contract for the Company to win due to high unfulfilled requirements of the DoD’s authorized acquisition objective (or maximum acquisition quantity) under the FMTV program, while the Company’s FHTV program was nearing fulfillment of its authorized acquisition objective. After a lengthy protest, the DoD ordered trucks in the first contract year at a level approximately three times higher than the likely amount communicated by the DoD in the request for proposal due to favorable pricing on the program and prior to a scheduled contractual price increase. As a result, when the Company initiated production, the Company incurred higher than planned costs to hire and train more than 500 additional employees than anticipated and was required to purchase additional equipment and tooling, as well as deliver vehicles at lower pricing than expected. The Company also experienced issues associated with building to the DoD’s technical data package, which did not accurately reflect the current configuration of the trucks and trailers, and complying with new requirements in the contract, among other issues. The Company began delivering vehicles under this contract in the first quarter of fiscal 2011. While the Company worked through these issues, it incurred unplanned start-up costs of $43.0 million in fiscal 2011 and reported a total loss on the contract for the year of $44.4 million. The Company expects to continue to incur costs in excess of revenues on the FMTV contract through the first quarter of fiscal 2012, although at amounts lower than in fiscal 2011, but expects its FMTV sales beginning in the second quarter of fiscal 2012 to be profitable. The Company has eleven integrated project teams working to improve its performance on this contract. This is a top priority for management and is increasingly important as FMTV sales rise as a percentage of total defense sales in fiscal years 2012 and 2013.

The Company expects that FMTV program revenues for production beyond September 30, 2011 on orders received to-date will exceed expected costs and, therefore, has not recorded a charge for a loss contract. In evaluating the profitability under the FMTV contract, it is necessary to estimate future material and production costs. Management cost assumptions include estimates for future increases in the costs of materials, reductions in ramp-up costs, targeted cost savings and production efficiencies. There are inherent uncertainties related to these estimates. Small changes in estimates can have a significant impact on profitability under the contract. For example, a 1% escalation in material costs over the Company’s projection for FMTV orders currently in backlog would increase the cost of materials by approximately $24 million. Although this amount is less than the expected future profitability, it would significantly reduce the expected future gross margins on orders currently in backlog. It is possible that other assumptions underlying the analysis could change in such a manner that the Company would determine in the future that this is a loss contract, which could result in a material charge to earnings.

23.          Business Segment Information

The Company is organized into four reportable segments based on the internal organization used by management for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained. The Company’s segments are as follows:

Defense: This segment consists of a division of Oshkosh that manufactures tactical trucks and supply parts and services for the U.S. military and for other militaries around the world. Sales to the DoD accounted for 93.5%, 96.9% and 96.9%  of the segment’s sales for the years ended September 30, 2011, 2010 and 2009, respectively.

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fire & Emergency: This segment includes Pierce, the aircraft rescue and firefighting and snow removal divisions of Oshkosh, Kewaunee and SMIT. These units manufacture and market commercial and custom fire vehicles, broadcast vehicles and emergency vehicles primarily for fire departments, airports, other governmental units, hospitals and other care providers and broadcast stations in the U.S. and abroad.

Commercial: This segment includes McNeilus, CON-E-CO, London, IMT and the commercial division of Oshkosh. McNeilus, CON-E-CO, London and Oshkosh manufacture, market and distribute concrete mixers, portable concrete batch plants and vehicle and vehicle body components. McNeilus manufactures, markets and distributes refuse collection vehicles and components. IMT is a manufacturer of field service vehicles and truck-mounted cranes for niche markets. Sales are made primarily to commercial and municipal customers in the Americas.

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

Selected financial information concerning the Company’s product lines and reportable segments is as follows (in millions):

	Fiscal Year Ended September 30,
	2011			2010			2009
	External	Inter-	Net	External	Inter-	Net	External	Inter-	Net
	Customers	segment	Sales	Customers	segment	Sales	Customers	segment	Sales

Defense	$4,359.9	$5.3	$4,365.2	$7,151.3	$10.4	$7,161.7	$2,585.9	$8.9	$2,594.8

Access equipment
Aerial work platforms	978.5	—	978.5	561.1	—	561.1	470.2	—	470.2
Telehandlers	552.4	—	552.4	342.8	—	342.8	289.8	—	289.8
Other (a)	413.2	108.0	521.2	362.9	1,745.1	2,108.0	371.6	93.9	465.5
Total access equipment	1,944.1	108.0	2,052.1	1,266.8	1,745.1	3,011.9	1,131.6	93.9	1,225.5

Fire & emergency	782.3	18.0	800.3	892.9	23.1	916.0	1,017.0	25.3	1,042.3

Commercial
Concrete placement	169.6	—	169.6	174.1	—	174.1	144.9	1.1	146.0
Refuse collection	249.6	—	249.6	305.7	—	305.7	317.6	9.0	326.6
Other	79.2	66.5	145.7	51.6	90.7	142.3	56.1	61.3	117.4
Total commercial	498.4	66.5	564.9	531.4	90.7	622.1	518.6	71.4	590.0
Intersegment eliminations	—	(197.8)	(197.8)	—	(1,869.3)	(1,869.3)	—	(199.5)	(199.5)
Consolidated	$7,584.7	$—	$7,584.7	$9,842.4	$—	$9,842.4	$5,253.1	$—	$5,253.1

(a)          Access equipment intersegment sales are comprised of assembly of M-ATV crew capsules and complete vehicles for the defense segment. The access equipment segment invoices the defense segment for work under this contract, which was initiated in the fourth quarter of fiscal 2009. These sales are eliminated in consolidation.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30,
	2011	2010	2009
Operating income (loss) from continuing operations:
Defense	$543.0	$1,320.7	$403.3
Access equipment (a)	65.3	97.3	(1,159.1)
Fire & emergency (b)	(8.2)	57.6	51.2
Commercial (c)	3.9	19.4	(183.7)
Corporate	(107.1)	(99.0)	(89.6)
Intersegment eliminations	4.0	(1.9)	(1.6)
Consolidated	500.9	1,394.1	(979.5)
Interest expense net of interest income	(86.0)	(183.6)	(207.5)
Miscellaneous other income	1.6	1.0	8.8
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	$416.5	$1,211.5	$(1,178.2)

(a)          Fiscal 2009 results include non-cash goodwill and long-lived asset impairment charges of $941.7 million.

(b)         Fiscal 2011, 2010 and 2009 results include non-cash goodwill and long-lived asset impairment charges of $4.8 million, $23.3 million and $64.2 million, respectively.

(c)          Fiscal 2010 and 2009 results include non-cash goodwill and long-lived asset impairment charges of $2.3 million and $184.3 million, respectively.

	Fiscal Year Ended September 30,
	2011	2010	2009
Depreciation and amortization: (a)
Defense	$26.7	$17.6	$12.5
Access equipment	84.1	95.4	91.7
Fire & emergency	13.0	16.2	14.4
Commercial	15.4	15.1	19.9
Corporate (b)	5.2	28.6	13.5
Consolidated	$144.4	$172.9	$152.0

Capital expenditures:
Defense	$36.4	$48.0	$13.0
Access equipment (c)	26.0	24.7	36.7
Fire & emergency	17.7	10.0	6.5
Commercial	5.9	6.8	5.4
Corporate	0.2	—	—
Consolidated	$86.2	$89.5	$61.6

(a)          Includes $1.2 million in fiscal 2009 related to discontinued operations.

(b)         Includes $0.1 million, $20.4 million and $5.0 million in fiscal 2011, 2010 and 2009, respectively, related to the write-off of deferred financing fees due to the early extinguishment of the related debt.

(c)          Capital expenditures include both the purchase of property, plant and equipment and equipment held for rental.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2011	2010	2009
Identifiable assets:
Defense - U.S. (a)	$762.3	$876.4	$527.5
Access equipment:
U.S.	1,779.8	1,766.5	2,035.4
Europe (a)	694.0	794.0	764.9
Rest of the world	248.9	186.7	131.9
Total access equipment	2,722.7	2,747.2	2,932.2
Fire & emergency:
U.S.	518.9	529.9	541.2
Europe	12.9	15.6	82.4
Total fire & emergency	531.8	545.5	623.6
Commercial:
U.S.	321.4	316.4	334.5
Other North America (a)	41.5	38.7	34.0
Total commercial	362.9	355.1	368.5
Corporate:
U.S. (b)	441.2	183.1	315.0
Rest of the world	6.0	1.3	1.2
Total corporate	447.2	184.4	316.2
Consolidated	$4,826.9	$4,708.6	$4,768.0

(a)          Includes investment in unconsolidated affiliates.

(b)         Primarily includes cash and short-term investments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2011	2010	2009
Net sales:
United States	$6,281.5	$8,882.6	$4,487.1
Other North America	179.7	111.0	89.7
Europe, Africa and Middle East	706.2	508.6	468.6
Rest of the world	417.3	340.2	207.7
Consolidated	$7,584.7	$9,842.4	$5,253.1

24.          Separate Financial Information of Subsidiary Guarantors of Indebtedness

The Senior Notes are jointly, severally and unconditionally guaranteed on a senior unsecured basis by all of the Company’s existing and future subsidiaries that from time to time guarantee obligations under the Company’s senior credit facility, with certain exceptions (the “Guarantors”).

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following condensed supplemental consolidating financial information reflects the summarized financial information of Oshkosh, the Guarantors on a combined basis and Oshkosh’s non-guarantor subsidiaries on a combined basis (in millions):

Condensed Consolidating Statement of Operations

For the Year Ended September 30, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$4,540.2	$2,409.4	$893.1	$(258.0)	$7,584.7
Cost of sales	3,873.3	2,106.5	787.4	(262.2)	6,505.0
Gross income	666.9	302.9	105.7	4.2	1,079.7
Selling, general and administrative expenses	212.0	181.8	119.4	—	513.2
Amortization of purchased intangibles	0.1	39.8	20.9	—	60.8
Intangible asset impairment charges	—	—	4.8	—	4.8
Operating income (loss)	454.8	81.3	(39.4)	4.2	500.9
Interest expense	(200.2)	(82.2)	(3.9)	195.6	(90.7)
Interest income	2.9	26.4	171.0	(195.6)	4.7
Miscellaneous, net	10.7	(120.5)	111.4	—	1.6
Income (loss) from continuing operations before income taxes	268.2	(95.0)	239.1	4.2	416.5
Provision for (benefit from) income taxes	93.9	(30.0)	78.3	1.4	143.6
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	174.3	(65.0)	160.8	2.8	272.9
Equity in earnings (losses) of consolidated subsidiaries	99.2	56.0	(52.5)	(102.7)	—
Equity in earnings (losses) of unconsolidated affiliates	(0.1)	—	0.6	—	0.5
Income (loss) from continuing operations	273.4	(9.0)	108.9	(99.9)	273.4
Discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	273.4	(9.0)	108.9	(99.9)	273.4
Net loss attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Oshkosh Corporation	$273.4	$(9.0)	$108.9	$(99.9)	$273.4

Condensed Consolidating Statement of Operations

For the Year Ended September 30, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$7,341.9	$3,559.1	$835.6	$(1,894.2)	$9,842.4
Cost of sales	5,892.1	3,119.5	753.0	(1,892.2)	7,872.4
Gross income	1,449.8	439.6	82.6	(2.0)	1,970.0
Selling, general and administrative expenses	196.9	164.4	128.5	—	489.8
Amortization of purchased intangibles	—	40.2	20.3	—	60.5
Intangible asset impairment charges	—	—	25.6	—	25.6
Operating income (loss)	1,252.9	235.0	(91.8)	(2.0)	1,394.1
Interest expense	(276.4)	(170.6)	(2.5)	262.4	(187.1)
Interest income	2.4	18.6	244.9	(262.4)	3.5
Miscellaneous, net	12.7	(94.9)	83.2	—	1.0
Income (loss) from continuing operations before income taxes	991.6	(11.9)	233.8	(2.0)	1,211.5
Provision for (benefit from) income taxes	328.4	(1.5)	88.1	(0.7)	414.3
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	663.2	(10.4)	145.7	(1.3)	797.2
Equity in earnings (losses) of consolidated subsidiaries	125.4	(1.9)	0.2	(123.7)	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	(4.3)	—	(4.3)
Income (loss) from continuing operations	788.6	(12.3)	141.6	(125.0)	792.9
Discontinued operations, net of tax	1.4	—	(4.3)	—	(2.9)
Net income (loss)	790.0	(12.3)	137.3	(125.0)	790.0
Net loss attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Oshkosh Corporation	$790.0	$(12.3)	$137.3	$(125.0)	$790.0

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations

For the Year Ended September 30, 2009

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$2,796.5	$1,811.1	$836.3	$(190.8)	$5,253.1
Cost of sales	2,304.2	1,629.3	805.3	(189.0)	4,549.8
Gross income	492.3	181.8	31.0	(1.8)	703.3
Selling, general and administrative expenses	141.5	136.3	152.5	—	430.3
Amortization of purchased intangibles	—	40.8	21.5	—	62.3
Intangible asset impairment charges	—	702.1	488.1	—	1,190.2
Operating income (loss)	350.8	(697.4)	(631.1)	(1.8)	(979.5)
Interest expense	(289.5)	(153.5)	(5.5)	237.1	(211.4)
Interest income	4.4	28.2	208.4	(237.1)	3.9
Miscellaneous, net	12.9	(78.8)	74.7	—	8.8
Income (loss) from continuing operations before income taxes	78.6	(901.5)	(353.5)	(1.8)	(1,178.2)
Provision for (benefit from) income taxes	17.4	(32.1)	2.8	(0.7)	(12.6)
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	61.2	(869.4)	(356.3)	(1.1)	(1,165.6)
Equity in earnings (losses) of consolidated subsidiaries	(1,257.3)	(239.7)	0.2	1,496.8	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	(1.4)	—	(1.4)
Income (loss) from continuing operations	(1,196.1)	(1,109.1)	(357.5)	1,495.7	(1,167.0)
Discontinued operations, net of tax	97.3	—	(30.0)	—	67.3
Net income (loss)	(1,098.8)	(1,109.1)	(387.5)	1,495.7	(1,099.7)
Net loss attributable to the noncontrolling interest	—	—	0.9	—	0.9
Net income (loss) attributable to Oshkosh Corporation	$(1,098.8)	$(1,109.1)	$(386.6)	$1,495.7	$(1,098.8)

Condensed Consolidating Balance Sheet

As of September 30, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$376.3	$13.5	$38.7	$—	$428.5
Receivables, net	525.8	521.4	135.8	(93.9)	1,089.1
Inventories, net	194.0	336.8	257.9	(1.9)	786.8
Other current assets	86.0	34.8	29.4	—	150.2
Total current assets	1,182.1	906.5	461.8	(95.8)	2,454.6
Investment in and advances to consolidated subsidiaries	2,506.5	(1,402.6)	2,902.4	(4,006.3)	—
Intangible assets, net	2.7	1,131.4	746.1	—	1,880.2
Other long-term assets	167.4	156.6	168.1	—	492.1
Total assets	$3,858.7	$791.9	$4,278.4	$(4,102.1)	$4,826.9

Liabilities and Equity
Current liabilities:
Accounts payable	$498.6	$298.7	$61.3	$(89.7)	$768.9
Customer advances	334.8	120.2	13.6	—	468.6
Other current liabilities	208.3	167.1	85.0	(6.1)	454.3
Total current liabilities	1,041.7	586.0	159.9	(95.8)	1,691.8
Long-term debt, less current maturities	1,020.0	—	—	—	1,020.0
Other long-term liabilities	200.4	172.4	145.7	—	518.5
Equity:
Oshkosh Corporation shareholders’ equity	1,596.5	33.5	3,972.7	(4,006.2)	1,596.5
Noncontrolling interest	0.1	—	0.1	(0.1)	0.1
Total equity	1,596.6	33.5	3,972.8	(4,006.3)	1,596.6
Total liabilities and equity	$3,858.7	$791.9	$4,278.4	$(4,102.1)	$4,826.9

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

As of September 30, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$202.2	$2.5	$134.3	$—	$339.0
Receivables, net	481.8	364.1	147.4	(103.8)	889.5
Inventories, net	348.4	257.2	244.8	(1.8)	848.6
Other current assets	78.8	31.0	29.0	—	138.8
Total current assets	1,111.2	654.8	555.5	(105.6)	2,215.9
Investment in and advances to consolidated subsidiaries	2,602.3	(1,367.1)	3,535.1	(4,770.3)	—
Intangible assets, net	—	1,170.9	775.0	—	1,945.9
Other long-term assets	168.0	163.1	215.7	—	546.8
Total assets	$3,881.5	$621.7	$5,081.3	$(4,875.9)	$4,708.6

Liabilities and Equity
Current liabilities:
Accounts payable	$588.6	$144.7	$85.3	$(100.9)	$717.7
Customer advances	251.5	106.7	15.0	—	373.2
Other current liabilities	468.3	141.7	115.8	(4.7)	721.1
Total current liabilities	1,308.4	393.1	216.1	(105.6)	1,812.0
Long-term debt, less current maturities	1,086.4	—	—	—	1,086.4
Other long-term liabilities	159.9	179.2	144.3	—	483.4
Equity:
Oshkosh Corporation shareholders’ equity	1,326.8	49.4	4,720.7	(4,770.3)	1,326.6
Noncontrolling interest	—	—	0.2	—	0.2
Total equity	1,326.8	49.4	4,720.9	(4,770.3)	1,326.8
Total liabilities and equity	$3,881.5	$621.7	$5,081.3	$(4,875.9)	$4,708.6

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$259.9	$(35.5)	$163.3	$—	$387.7

Investing activities:
Additions to property, plant and equipment	(42.2)	(27.4)	(12.7)	—	(82.3)
Additions to equipment held for rental	—	—	(3.9)	—	(3.9)
Intercompany investing	191.9	100.4	(283.5)	(8.8)	—
Other investing activities	(3.0)	0.8	20.1	—	17.9
Net cash provided (used) by investing activities	146.7	73.8	(280.0)	(8.8)	(68.3)

Financing activities:
Repayment of long-term debt	(91.1)	(0.3)	—	—	(91.4)
Net repayments under revolving credit facilities	(150.0)	—	—	—	(150.0)
Intercompany financing	(1.3)	(26.0)	18.5	8.8	—
Other financing activities	9.9	—	—	—	9.9
Net cash provided (used) by financing activities	(232.5)	(26.3)	18.5	8.8	(231.5)

Effect of exchange rate changes on cash	—	(1.0)	2.6	—	1.6
Increase (decrease) in cash and cash equivalents	174.1	11.0	(95.6)	—	89.5
Cash and cash equivalents at beginning of year	202.2	2.5	134.3	—	339.0
Cash and cash equivalents at end of year	$376.3	$13.5	$38.7	$—	$428.5

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$379.2	$17.9	$222.6	$—	$619.7

Investing activities:
Additions to property, plant and equipment	(56.5)	(6.7)	(20.0)	—	(83.2)
Additions to equipment held for rental	—	—	(6.3)	—	(6.3)
Intercompany investing	262.2	39.8	(253.9)	(48.1)	—
Other investing activities	—	(7.8)	13.4	—	5.6
Net cash provided (used) by investing activities	205.7	25.3	(266.8)	(48.1)	(83.9)

Financing activities:
Repayment of long-term debt	(2,020.4)	(0.3)	(0.2)	—	(2,020.9)
Net borrowings under revolving credit facilities	150.0	—	—	—	150.0
Proceeds from issuance of long term debt	1,150.0	—	—	—	1,150.0
Debt issuance/amendment costs	(26.3)	—	—	—	(26.3)
Intercompany financing	(1.3)	(46.0)	(0.8)	48.1	—
Other financing activities	24.7	—	—	—	24.7
Net cash provided (used) by financing activities	(723.3)	(46.3)	(1.0)	48.1	(722.5)

Effect of exchange rate changes on cash	—	—	(4.7)	—	(4.7)
Increase (decrease) in cash and cash equivalents	(138.4)	(3.1)	(49.9)	—	(191.4)
Cash and cash equivalents at beginning of year	340.6	5.6	184.2	—	530.4
Cash and cash equivalents at end of year	$202.2	$2.5	$134.3	$—	$339.0

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2009

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$591.7	$(91.7)	$398.9	$—	$898.9

Investing activities:
Additions to property, plant and equipment	(16.2)	(12.9)	(17.1)	—	(46.2)
Additions to equipment held for rental	—	(2.8)	(12.6)	—	(15.4)
Intercompany investing	144.7	154.6	(263.5)	(35.8)	—
Other investing activities	—	0.7	4.8	—	5.5
Net cash provided (used) by investing activities	128.5	139.6	(288.4)	(35.8)	(56.1)

Financing activities:
Repayment of long-term debt	(681.2)	(0.3)	(0.7)	—	(682.2)
Net repayments under revolving credit facilities	(47.3)	—	(2.1)	—	(49.4)
Proceeds from issuance of Common Stock, net	358.1	—	—	—	358.1
Intercompany financing	(1.3)	(46.0)	11.5	35.8	—
Other financing activities	(34.6)	—	—	—	(34.6)
Net cash provided (used) by financing activities	(406.3)	(46.3)	8.7	35.8	(408.1)

Effect of exchange rate changes on cash	—	1.1	6.4	—	7.5
Increase (decrease) in cash and cash equivalents	313.9	2.7	125.6	—	442.2
Cash and cash equivalents at beginning of year	26.7	2.9	58.6	—	88.2
Cash and cash equivalents at end of year	$340.6	$5.6	$184.2	$—	$530.4

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.       Unaudited Quarterly Results (in millions, except per share amounts)

	Fiscal Year Ended September 30, 2011
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Net sales	$2,115.4	$2,022.9	$1,745.6	$1,700.8
Gross income	217.6	272.0	281.1	309.0
Operating income	73.8	126.0	132.4	168.7
Net income	38.1	68.6	67.7	99.0

Earnings (loss) attributable to Oshkosh
Corporation common shareholders
From continuing operations	$37.5	$68.4	$67.9	$99.6
From discontinued operations	—	—	—	—
	$37.5	$68.4	$67.9	$99.6

Earnings (loss) per share attributable to Oshkosh
Corporation common shareholders-basic
From continuing operations	$0.41	$0.75	$0.75	$1.10
From discontinued operations	—	—	—	—
	$0.41	$0.75	$0.75	$1.10

Earnings (loss) per share attributable to Oshkosh
Corporation common shareholders-diluted
From continuing operations	$0.41	$0.75	$0.74	$1.09
From discontinued operations	—	—	—	—
	$0.41	$0.75	$0.74	$1.09

Common Stock per share dividends	$—	$—	$—	$—

	Fiscal Year Ended September 30, 2010
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Net sales	$2,105.1	$2,439.0	$2,864.2	$2,434.1
Gross income	381.4	481.6	627.8	479.2
Operating income	233.6	340.5	494.3	325.7
Net income	116.6	211.2	292.6	169.6

Earnings (loss) attributable to Oshkosh
Corporation common shareholders
From continuing operations	$116.6	$211.2	$292.6	$172.5
From discontinued operations	—	—	—	(2.9)
	$116.6	$211.2	$292.6	$169.6

Earnings (loss) per share attributable to Oshkosh
Corporation common shareholders-basic
From continuing operations	$1.29	$2.34	$3.27	$1.93
From discontinued operations	—	—	—	(0.03)
	$1.29	$2.34	$3.27	$1.90

Earnings (loss) per share attributable to Oshkosh
Corporation common shareholders-diluted
From continuing operations	$1.28	$2.31	$3.22	$1.90
From discontinued operations	—	—	—	(0.03)
	$1.28	$2.31	$3.22	$1.87

Common Stock per share dividends	$—	$—	$—	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2011. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of September 30, 2011, the Company’s internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                    OTHER INFORMATION

The Company has no information to report pursuant to Item 9B.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be included under the captions “Governance of the Company — The Board of Directors,” “Governance of the Company — Committees of the Board of Directors — Audit Committee” and “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2012 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this report.

The Company has adopted the Oshkosh Corporation Code of Ethics Applicable to Directors and Senior Executives, including, the Company’s President and Chief Executive Officer, the Company’s Executive Vice President and Chief Financial Officer, the Company’s Executive Vice President, General Counsel and Secretary, the Company’s Senior Vice President Finance and Controller and the Presidents, Vice Presidents of Finance and Controllers of the Company’s business units, or persons holding positions with similar responsibilities at business units, and other officers elected by the Company’s Board of Directors at the vice president level or higher. The Company has posted a copy of the Oshkosh Corporation Code of Ethics Applicable to Directors and Senior Executives on the Company’s website at www.oshkoshcorporation.com, and any such Code of Ethics is available in print to any shareholder who requests it from the Company’s Secretary. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Oshkosh Corporation Code of Ethics Applicable to Directors and Senior Executives by posting such information on its website at www.oshkoshcorporation.com.

The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report.

ITEM 11.                      EXECUTIVE COMPENSATION

The information to be included under the captions “Report of the Human Resources Committee,” “Executive Compensation” and “Director Compensation” contained in the Company’s definitive proxy statement for the 2012 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be included under the caption “Stock Ownership — Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the 2012 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of September 30, 2011.

	Number of Securities to be Issued Upon	Weighted-Average	Number of Securities Remaining
	Exercise of Outstanding	Exercise Price of	Available for Future
	Options or Vesting of	Outstanding	Issuance Under Equity
Plan Category	Performance Share Awards(1)	Options	Compensation Plans

Equity compensation plans approved by security holders	5,518,314	$30.72	345,584
Equity compensation plans not approved by security holders	—	n/a	—
	5,518,314	$30.72	345,584

(1)          Represents options to purchase the Company’s Common Stock granted under the Company’s 1990 Incentive Stock Plan, as amended, 2004 Incentive Stock and Awards Plan, and 2009 Incentive Stock and Awards Plan, as amended, all of which were approved by the Company’s shareholders.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information to be included under the caption “Governance of the Company — The Board of Directors” and “Governance of the Company — Policies and Procedures Regarding Related Person Transactions” in the Company’s definitive proxy statement for the 2012 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14.                    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be included under the caption “Report of the Audit Committee” in the Company’s definitive proxy statement for the 2012 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)          1.               Financial Statements: The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm included in the Annual Report to Shareholders for the fiscal year ended September 30, 2011, are contained in Item 8:

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

OSHKOSH CORPORATION

November 16, 2011	By	/S/ Charles L. Szews
Charles L. Szews, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

November 16, 2011	By	/S/ Charles L. Szews
Charles L. Szews, President, Chief Executive Officer and Director (Principal Executive Officer)

November 16, 2011	By	/S/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 16, 2011	By	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

November 16, 2011	By	/S/ Richard M. Donnelly
Richard M. Donnelly, Chairman of the Board

November 16, 2011	By	/S/ Michael W. Grebe
Michael W. Grebe, Director

November 16, 2011	By:	/S/ Peter B. Hamilton
Peter B. Hamilton, Director

November 16, 2011	By:	/S/ John J. Hamre
John J. Hamre, Director

November 16, 2011	By	/S/ Kathleen J. Hempel
Kathleen J. Hempel, Director

November 16, 2011	By	/S/ Leslie F. Kenne
Leslie F. Kenne, Director

November 16, 2011	By	/S/ Harvey N. Medvin
Harvey N. Medvin, Director

November 16, 2011	By	/S/ J. Peter Mosling, Jr.
J. Peter Mosling, Jr., Director

November 16, 2011	By	/S/ Craig P. Omtvedt
Craig P. Omtvedt, Director

November 16, 2011	By	/S/ Duncan J. Palmer
Duncan J. Palmer, Director

November 16, 2011	By	/S/ Richard G. Sim
Richard G. Sim, Director

November 16, 2011	By	/S/ William S. Wallace
William S. Wallace, Director

SCHEDULE II

OSHKOSH CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

Years Ended September 30, 2011, 2010 and 2009

(In millions)

Fiscal Year	Balance at Beginning of Year	Additions Charged to Expense	Reductions*	Balance at End of Year

2009	$24.8	$25.7	$(8.5)	$42.0

2010	$42.0	$16.6	$(16.6)	$42.0

2011	$42.0	$2.0	$(14.5)	$29.5

*                 Represents amounts written off to the reserve, net of recoveries and foreign currency translation adjustments. Fiscal 2009 also includes a $3.2 million reduction related to the disposition of Geesink. Fiscal 2010 also includes a $1.9 million reduction related to the disposition of BAI.

OSHKOSH CORPORATION

EXHIBIT INDEX

2011 ANNUAL REPORT ON FORM 10-K

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

4.3

First Supplemental Indenture, dated September 27, 2010, among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 (File No. 1-31371)).

10.1

Oshkosh Corporation 1990 Incentive Stock Plan, as amended through September 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.2

Form of Oshkosh Corporation 1990 Incentive Stock Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-62687)).*

10.3

Form of Oshkosh Corporation 1990 Incentive Stock Plan Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-62687)).*

10.4

First Amended and Restated Employment Agreement, effective as of January 1, 2008, between Oshkosh Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 1-31371)).*

10.5

Retirement Agreement, dated September 21, 2010, between Oshkosh Corporation and Robert G. Bohn (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 (File No. 1-31371)).*

10.6

Oshkosh Corporation Executive Retirement Plan, amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.7

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Bryan J. Blankfield, Joseph H. Kimmitt, David M. Sagehorn and Charles L. Szews (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.8

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Gregory L. Fredericksen, James W. Johnson, Wilson R. Jones, Josef Matosevic, Frank R. Nerenhausen, Michael K. Rohrkaste and Gary W. Schmiedel (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.9

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Thomas J. Polnaszek and Mark M. Radue (each of the persons identified has signed this form or a form substantially similar).*

10.10

Oshkosh Corporation 2004 Incentive Stock and Awards Plan, as amended through September 15, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.11

Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards granted prior to September 19, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-114939)).*

10.12

Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards granted on and after September 19, 2005 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.13

Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards granted prior to September 19, 2005 (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-114939)).*

10.14

Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards granted on and after September 19, 2005 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.15

Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 14, 2004 (File No. 1-31371)).*

10.16

Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 1, 2005 (File No. 1-31371)).*

10.17	Summary of Cash Compensation for Non-Employee Directors.*

10.18

Confidentiality and Loyalty Agreement, dated March 20, 2007, between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 20, 2007 (File No. 1-31371)).*

10.19

Second Amended and Restated Employment Agreement, effective as of April 26, 2011, between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.20

Resolutions of the Human Resources Committee of the Board of Directors of Oshkosh Corporation, adopted September 17, 2007, approving terms of performance share awards under the Oshkosh Corporation 2004 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-31371)).*

10.21

Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.22

Oshkosh Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.23	Oshkosh Corporation 2009 Incentive Stock and Awards Plan, as amended through September 19, 2011.*

10.24

Framework for Awards of Performance Shares under the Oshkosh Corporation 2009 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.25

Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.26

Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement for awards granted prior to September 19, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.27	Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement for awards granted on or after September 19, 2011.*

10.28

Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Award for awards granted prior to September 19, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 1-31371)).*

10.29	Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Award for awards granted on or after September 19, 2011.*

10.30

Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 1-31371)).*

11	Computation of per share earnings (contained in Note 21 of “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011).

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 16, 2011.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 16, 2011.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 16, 2011.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 16, 2011.

101

The following materials from Oshkosh Corporation’s Annual Report on Form 10-K for the year ended September 30, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*Denotes a management contract or compensatory plan or arrangement.