Form 10-Q
period 2011-12-31
OSHKOSH CORP
filed 2012-01-31
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of January 26, 2012, 91,541,717 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

FOR THE QUARTER ENDED DECEMBER 31, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OSHKOSH CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts; unaudited)

	Three Months Ended
	December 31,
	2011	2010

Net sales	$1,878.6	$1,700.8
Cost of sales	1,656.1	1,391.8
Gross income	222.5	309.0

Operating expenses:
Selling, general and administrative	132.3	125.0
Amortization of purchased intangibles	14.9	15.3
Total operating expenses	147.2	140.3
Operating income	75.3	168.7

Other income (expense):
Interest expense	(20.6)	(26.5)
Interest income	0.6	0.7
Miscellaneous, net	(5.6)	(0.3)
Income from operations before income taxes and equity in earnings of unconsolidated affiliates	49.7	142.6
Provision for income taxes	11.1	44.0
Income from operations before equity in earnings of unconsolidated affiliates	38.6	98.6
Equity in earnings of unconsolidated affiliates	0.7	0.4
Net income	39.3	99.0
Net (income) loss attributable to the noncontrolling interest	(0.4)	0.6
Net income attributable to Oshkosh Corporation	$38.9	$99.6

Earnings per share attributable to Oshkosh Corporation common shareholders:
Basic	$0.43	$1.10
Diluted	0.42	1.09

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts; unaudited)

	December 31,	September 30,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$440.3	$428.5
Receivables, net	929.7	1,089.1
Inventories, net	763.6	786.8
Deferred income taxes	61.2	72.9
Other current assets	72.2	77.3
Total current assets	2,267.0	2,454.6
Investment in unconsolidated affiliates	32.4	31.8
Property, plant and equipment, net	376.7	388.7
Goodwill	1,036.6	1,041.5
Purchased intangible assets, net	823.0	838.7
Other long-term assets	61.4	71.6
Total assets	$4,597.1	$4,826.9

Liabilities and Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$16.4	$40.1
Accounts payable	634.6	768.9
Customer advances	396.0	468.6
Payroll-related obligations	83.3	110.7
Income taxes payable	5.9	5.3
Accrued warranty	79.2	75.0
Deferred revenue	60.2	38.4
Other current liabilities	168.5	184.8
Total current liabilities	1,444.1	1,691.8
Long-term debt, less current maturities	1,003.8	1,020.0
Deferred income taxes	162.0	171.3
Other long-term liabilities	353.9	347.2
Commitments and contingencies
Equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 91,445,971 and 91,330,019 shares issued, respectively)	0.9	0.9
Additional paid-in capital	688.0	685.6
Retained earnings	1,071.7	1,032.7
Accumulated other comprehensive loss	(127.8)	(122.6)
Common Stock in treasury, at cost (35,168 and 6,956 shares, respectively)	—	(0.1)
Total Oshkosh Corporation shareholders’ equity	1,632.8	1,596.5
Noncontrolling interest	0.5	0.1
Total equity	1,633.3	1,596.6
Total liabilities and equity	$4,597.1	$4,826.9

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Statements of Equity

(In millions; unaudited)

	Oshkosh Corporation’s Shareholders
				Accumulated	Common
		Additional		Other	Stock in	Non-	Comprehensive
	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling	Income
	Stock	Capital	Earnings	Income (Loss)	at Cost	Interest	(Loss)

Balance at September 30, 2010	$0.9	$659.7	$759.2	$(93.2)	$—	$0.2
Comprehensive income (loss):
Net income	—	—	99.6	—	—	(0.6)	$99.0
Change in fair value of derivative instruments, net of tax of $2.1	—	—	—	3.6	—	—	3.6
Employee pension and postretirement benefits, net of tax of $0.8	—	—	—	1.5	—	—	1.5
Currency translation adjustments	—	—	—	(4.2)	—	—	(4.2)
Total comprehensive income							$99.9
Exercise of stock options	—	0.9	—	—	—	—
Stock-based compensation and award of nonvested shares	—	4.2	—	—	—	—
Tax benefit related to stock-based compensation	—	0.5	—	—	—	—
Other	—	0.1	—	—	—	—
Balance at December 31, 2010	$0.9	$665.4	$858.8	$(92.3)	$—	$(0.4)

	Oshkosh Corporation’s Shareholders
				Accumulated	Common
		Additional		Other	Stock in	Non-	Comprehensive
	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling	Income
	Stock	Capital	Earnings	Income (Loss)	at Cost	Interest	(Loss)

Balance at September 30, 2011	$0.9	$685.6	$1,032.7	$(122.6)	$(0.1)	$0.1
Comprehensive income (loss):
Net income	—	—	38.9	—	—	0.4	$39.3
Change in fair value of derivative instruments, net of tax of $0.8	—	—	—	1.4	—	—	1.4
Employee pension and postretirement benefits, net of tax of $0.9	—	—	—	1.5	—	—	1.5
Currency translation adjustments	—	—	—	(8.1)	—	—	(8.1)
Total comprehensive income							$34.1
Stock-based compensation and award of nonvested shares	—	2.6	—	—	—	—
Other	—	(0.2)	0.1	—	0.1	—
Balance at December 31, 2011	$0.9	$688.0	$1,071.7	$(127.8)	$—	$0.5

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions; unaudited)

	Three Months Ended
	December 31,
	2011	2010
Operating activities:
Net income	$39.3	$99.0
Depreciation and amortization	33.7	35.0
Deferred income taxes	0.7	6.7
Other non-cash adjustments	2.1	5.4
Changes in operating assets and liabilities	(13.9)	47.3
Net cash provided by operating activities	61.9	193.4

Investing activities:
Additions to property, plant and equipment	(14.2)	(16.8)
Additions to equipment held for rental	(3.5)	(2.8)
Proceeds from sale of property, plant and equipment	2.7	—
Proceeds from sale of equipment held for rental	1.1	2.6
Other investing activities	(0.3)	(2.1)
Net cash used by investing activities	(14.2)	(19.1)

Financing activities:
Repayment of long-term debt	(40.0)	(65.1)
Repayments under revolving credit facility	—	(50.0)
Proceeds from exercise of stock options	0.7	0.9
Other financing activities	(0.6)	0.2
Net cash used by financing activities	(39.9)	(114.0)

Effect of exchange rate changes on cash	4.0	(0.5)
Increase in cash and cash equivalents	11.8	59.8
Cash and cash equivalents at beginning of period	428.5	339.0
Cash and cash equivalents at end of period	$440.3	$398.8

Supplemental disclosures:
Cash paid for interest	$9.8	$14.6
Cash paid for income taxes	11.3	15.0

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in Oshkosh Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2011. The interim results are not necessarily indicative of results for the full year.

2.              New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income, to require all non-owner changes in shareholders’ equity to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under this amendment, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. An entity will no longer be permitted to present the components of other comprehensive income as part of the statement of equity. The Company will be required to adopt the new presentation requirements as of October 1, 2012. The adoption of the new presentation will not have a material impact on the Company’s financial condition, results of operations or cash flows.

3.              Receivables

Receivables consisted of the following (in millions):

	December 31,	September 30,
	2011	2011
U.S. government:
Amounts billed	$235.9	$318.8
Costs and profits not billed	173.9	172.3
	409.8	491.1
Other trade receivables	495.5	568.8
Finance receivables	7.5	23.6
Notes receivable	30.2	33.7
Other receivables	25.9	27.4
	968.9	1,144.6
Less allowance for doubtful accounts	(21.1)	(29.5)
	$947.8	$1,115.1

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

results in changes to previously estimated incurred costs or revenues, the Company records those adjustments as a change in estimate.

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	December 31,	September 30,
	2011	2011

Current receivables	$929.7	$1,089.1
Long-term receivables	18.1	26.0
	$947.8	$1,115.1

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

Finance receivables consisted of the following (in millions):

	December 31,	September 30,
	2011	2011

Finance receivables	$8.5	$27.9
Less unearned income	(1.0)	(4.3)
Net finance receivables	7.5	23.6
Less allowance for doubtful accounts	(3.7)	(11.5)
	$3.8	$12.1

Contractual maturities of the Company’s finance receivables at December 31, 2011 were as follows: 2012 (remaining nine months) - $3.6 million; 2013 - $1.9 million; 2014 - $1.4 million; 2015 - $0.8 million; 2016 - $0.4 million; 2017 - $0.1 million; and thereafter - $0.3 million. Historically, finance receivables have been paid off prior to their contractual due dates, although actual repayment timing is impacted by a number of factors, including the economic environment at the time. As a result, contractual maturities are not to be regarded as a forecast of future cash flows.

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

Notes Receivable: Notes receivable include refinancing of trade accounts and finance receivables. As of December 31, 2011, approximately 91% of the notes receivable balance outstanding was due from three parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down once management determines that the specific borrower does

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

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

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	December 31,	September 30,	December 31,	September 30,
	2011	2011	2011	2011
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$0.1	$0.5	$—	$—
Greater than 60 days and less than 90 days	—	0.1	—	—
Greater than 90 days	2.1	6.5	0.3	0.5

Receivables on nonaccrual status	4.7	17.6	20.0	20.8
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves -	1.0	0.4	6.0	8.6
Allowance for doubtful accounts	—	—	(0.1)	(0.1)
Receivables subject to specific reserves -	6.5	23.2	24.2	25.1
Allowance for doubtful accounts	(3.7)	(11.5)	(8.6)	(8.8)

Receivables subject to specific reserves also include loans that have been modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At December 31, 2011, restructured finance and notes receivable were $6.5 million and $24.2 million, respectively. Losses on troubled debt restructurings were not significant during the first quarter of fiscal 2012.

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Three Months Ended December 31, 2011
			Trade and
	Finance	Notes	Other
	Receivables	Receivable	Receivables	Total

Allowance for doubtful accounts at beginning of period	$11.5	$8.9	$9.1	$29.5
Provision for doubtful accounts, net of recoveries	(2.5)	—	0.6	(1.9)
Charge-off of accounts	(5.3)	(0.2)	(1.0)	(6.5)
Foreign currency translation	—	—	—	—
Allowance for doubtful accounts at end of period	$3.7	$8.7	$8.7	$21.1

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended December 31, 2010
			Trade and
	Finance	Notes	Other
	Receivables	Receivable	Receivables	Total

Allowance for doubtful accounts at beginning of period	$20.9	$9.4	$11.7	$42.0
Provision for doubtful accounts, net of recoveries	(1.4)	3.4	(0.2)	1.8
Charge-off of accounts	(4.7)	—	(0.8)	(5.5)
Foreign currency translation	—	(0.1)	—	(0.1)
Allowance for doubtful accounts at end of period	$14.8	$12.7	$10.7	$38.2

4.              Inventories

Inventories consisted of the following (in millions):

		December 31,	September 30,
		2011	2011

Raw materials		$586.5	$587.4
Partially finished products		351.8	377.7
Finished products		349.4	237.8
Inventories at FIFO cost		1,287.7	1,202.9
Less:	Progress/performance-based payments on U.S. government contracts	(447.1)	(341.7)
	Excess of FIFO cost over LIFO cost	(77.0)	(74.4)
		$763.6	$786.8

Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

5.              Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	Percent-	December 31,	September 30,
	owned	2011	2011

OMFSP (U.S.)	50%	$14.2	$13.4
RiRent (The Netherlands)	50%	10.5	10.9
Other		7.7	7.5
		$32.4	$31.8

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings of unconsolidated affiliates” in the Condensed Consolidated Statements of Income.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company and an unaffiliated third-party are partners in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), a general partnership formed for the purpose of offering lease financing to certain customers of the Company. OMFSP has historically engaged in providing vendor lease financing to certain customers of the Company. OMFSP has not actively solicited new leases in the past twelve months. The Company has historically sold vehicles, vehicle bodies and concrete batch plants to OMFSP for lease to user-customers.

The Company and an unaffiliated third-party are joint venture partners in RiRent Europe, B.V. (“RiRent”). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company had no sales to RiRent in the three months ended December 31, 2011. The Company’s sales to RiRent were $1.0 million for the three months ended December 31, 2010. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner. Under RiRent’s €15.0 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio of at least 30.0% (68.5% as of December 31, 2011).

6.              Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31,	September 30,
	2011	2011

Land and land improvements	$46.1	$46.2
Buildings	241.4	243.8
Machinery and equipment	519.4	521.5
Equipment on operating lease to others	24.1	23.0
	831.0	834.5
Less accumulated depreciation	(454.3)	(445.8)
	$376.7	$388.7

Depreciation expense was $17.6 million and $18.3 million for the three months ended December 31, 2011 and 2010, respectively. Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term lease. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at December 31, 2011 and September 30, 2011 was $8.5 million and $6.5 million, respectively.

7.              Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually, or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents changes in goodwill during the three months ended December 31, 2011 (in millions):

	Access	Fire &
	Equipment	Emergency	Commercial	Total

Net goodwill at September 30, 2011	$912.2	$107.9	$21.4	$1,041.5
Translation	(5.0)	—	0.1	(4.9)
Net goodwill at December 31, 2011	$907.2	$107.9	$21.5	$1,036.6

The following table presents details of the Company's goodwill allocated to the reportable segments (in millions):

	December 30, 2011			September 30, 2011
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net

Access Equipment	$1,839.3	$(932.1)	$907.2	$1,844.3	$(932.1)	$912.2
Fire & Emergency	182.1	(74.2)	107.9	182.1	(74.2)	107.9
Commerical	197.4	(175.9)	21.5	197.3	(175.9)	21.4
	$2,218.8	$(1,182.2)	$1,036.6	$2,223.7	$(1,182.2)	$1,041.5

Details of the Company's total purchased intangible assets were as follows (in millions):

	December 31, 2011
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(21.1)	$34.3
Non-compete	10.5	56.9	(53.6)	3.3
Technology-related	11.7	104.8	(55.5)	49.3
Customer relationships	12.7	574.5	(240.1)	334.4
Other	16.5	16.5	(12.4)	4.1
	14.3	808.1	(382.7)	425.4
Non-amortizable trade names		397.6	—	397.6
		$1,205.7	$(382.7)	$823.0

	September 30, 2011
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(20.8)	$34.6
Non-compete	10.5	56.9	(53.0)	3.9
Technology-related	11.7	104.8	(53.3)	51.5
Customer relationships	12.7	576.7	(229.9)	346.8
Other	16.5	16.5	(12.2)	4.3
	14.3	810.3	(369.2)	441.1
Non-amortizable trade names		397.6	—	397.6
		$1,207.9	$(369.2)	$838.7

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amortization expense was $14.9 million and $15.3 million for the three months ended December 31, 2011 and 2010, respectively. The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2012 and the five years succeeding September 30, 2012 are as follows: 2012 (remaining nine months) - $43.9 million; 2013 - $56.8 million; 2014 - $54.8 million; 2015 - $54.0 million; 2016 - $53.5 million and 2017 - $45.6 million.

8.              Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	December 31,	September 30,
	2011	2011

Senior Secured Term Loan	$520.0	$560.0
8¼% Senior notes due March 2017	250.0	250.0
8½% Senior notes due March 2020	250.0	250.0
Other long-term facilities	0.2	0.1
	1,020.2	1,060.1
Less current maturities	(16.4)	(40.1)
	$1,003.8	$1,020.0

Revolving line of credit	$—	$—
Current maturities of long-term debt	16.4	40.1
	$16.4	$40.1

The Company has a senior secured credit agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $550 million and (ii) a $650 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million commencing December 31, 2010 with a balloon payment of $341.25 million due at maturity in October 2015. During the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012, the Company prepaid the principal installments under the Term Loan that were originally due March 31, 2012 through September 30, 2012. At December 31, 2011, outstanding letters of credit of $29.2 million reduced available capacity under the Revolving Credit Facility to $520.8 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At December 31, 2011, the interest spread on the Revolving Credit Facility and Term

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loan was 250 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at December 31, 2011 was 2.79%.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement in 2007 that effectively fixed the interest payments on a portion of the Company’s variable-rate debt. The swap, which terminated on December 6, 2011, effectively fixed the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement.

A portion of the swap had been designated as a cash flow hedge of 3-month LIBOR-based interest payments. The differential paid or received on the designated portion of the interest rate swap was recognized as an adjustment to interest expense when the hedged, forecasted interest was recorded. Net gains or losses related to hedge ineffectiveness on the interest rate swap were insignificant for all periods presented.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2011 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (collectively, the “Senior Notes”). The Senior Notes were issued pursuant to an indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the Senior Notes due 2017 and Senior Notes due 2020 for a premium after March 1, 2014 and March 1, 2015, respectively. Certain of the Company’s subsidiaries fully, unconditionally, jointly and severally guarantee the Company’s obligations under the

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Senior Notes. See Note 20 of the Notes to Condensed Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt. At December 31, 2011, the fair value of the Senior Notes was estimated to be $514 million and the fair value of the Term Loan approximated book value.

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

Changes in the Company’s warranty liability were as follows (in millions):

	Three Months Ended
	December 31,
	2011	2010

Balance at beginning of period	$75.0	$90.5
Warranty provisions	12.8	8.0
Settlements made	(10.7)	(13.2)
Changes in liability for pre-existing warranties, net	2.1	(5.4)
Foreign currency translation adjustment	—	(0.1)
Balance at end of period	$79.2	$79.8

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. Actual MRAP All Terrain Vehicle (“M-ATV”) warranty claims have been lower than the Company expected on the M-ATV product launch, which resulted in reductions in liabilities for pre-existing warranties for the three months ended December 31, 2010. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise that are beyond the scope of the Company’s historical experience. For example, accelerated programs to design, test, manufacture and deploy products such as the M-ATV in war-time conditions carry with them an increased level of inherent risk of product or component failure. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters in excess of amounts accrued; however, the Company does not expect that any such amounts, while not determinable, would have a material adverse effect on the Company’s consolidated financial condition, result of operations or cash flows.

10.       Guarantee Arrangements

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the access equipment segment, the Company is party to multiple agreements whereby it guarantees an aggregate of $136.9 million in indebtedness of others, including $121.5 million under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts was $40.3 million at December 31, 2011. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the consolidated credit guarantee liability were as follows (in millions):

	Three Months Ended
	December 31,
	2011	2010

Balance at beginning of period	$6.1	$22.8
Provision for new credit guarantees	0.4	0.1
Settlements made	(0.6)	(2.3)
Changes for pre-existing guarantees, net	(1.1)	(6.3)
Amortization of previous guarantees	(0.4)	(0.2)
Foreign currency translation adjustment	—	—
Balance at end of period	$4.4	$14.1

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

At December 31, 2011, the Company had no forward foreign exchange contracts designated as hedges.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At December 31, 2011, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $176.5 million in notional amounts, including $76.9 million in contracts to sell Euro, $61.2 million in contracts to sell Australian dollars and $32.6 million in contracts to sell U.K. pounds sterling and buy Euro, with the remaining contracts covering a variety of foreign currencies.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	December 31, 2011		September 30, 2011
	Other	Other	Other	Other
	Current	Current	Current	Current
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$2.1

Not designated as hedging instruments:
Foreign exchange contracts	0.5	0.5	0.8	0.2
	$0.5	$0.5	$0.8	$2.3

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Income consisted of the following (in millions):

		Three Months Ended
	Classification of	December 31,
	Gains (Losses)	2011	2010
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$(2.2)	$(7.5)
Foreign exchange contracts	Cost of sales	—	(0.1)

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	(2.9)	(0.6)
		$(5.1)	$(8.2)

12.       Fair Value Measurements

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 2:       Observable inputs other than quoted prices other than those included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:       Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of December 31, 2011, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency exchange derivatives (a)	$—	$0.5	$—	$0.5

Liabilities:
Foreign currency exchange derivatives (a)	$—	$0.5	$—	$0.5

(a)          Based on observable market transactions of forward currency prices.

13.       Stock-Based Compensation

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

Under the 2009 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights, performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units or other stock-based awards. The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2009 Stock Plan become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Stock options terminate not more than seven years from the date of grant. Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company and generally vest upon retirement. At December 31, 2011, the Company had reserved 5,839,178 shares of Common Stock to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes compensation expense over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three months ended December 31, 2011 and 2010, was $4.4 million ($2.8 million net of tax) and $5.5 million ($3.5 million net of tax), respectively.

14.       Restructuring and Other Charges

As part of the Company’s actions to rationalize and optimize its global manufacturing footprint and in an effort to streamline operations, the Company announced in September 2010 that it was closing two JerrDan manufacturing facilities and relocating towing and recovery equipment production to other underutilized access equipment segment facilities. The Company largely completed these actions in the first quarter of fiscal 2011.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In October 2010, the Company announced that its fire & emergency segment would be closing its Oshkosh Specialty Vehicles manufacturing facilities and integrating those operations into existing operations in Florida. The Company largely completed this action in the first quarter of fiscal 2011.

In January 2011, the Company initiated a plan to address continued weak market conditions in its access equipment segment in Europe. The plan included the consolidation of certain facilities and other cost reduction initiatives resulting in reductions in its workforce in Europe. In connection with this plan, the Company recorded statutorily or contractually required termination benefit costs in the first quarter of fiscal 2011. The Company largely completed these actions in the first quarter of fiscal 2012.

Pre-tax restructuring charges (credits) for the three months ended December 31, 2011 and 2010 were as follows (in millions):

		Selling,
	Cost of	General and
	Sales	Administrative	Total
Fiscal 2012:
Access equipment	$(0.5)	$—	$(0.5)
Fire & emergency	—	0.3	0.3
	$(0.5)	$0.3	$(0.2)

		Selling,
	Cost of	General and
	Sales	Administrative	Total
Fiscal 2011:
Access equipment	$8.8	$2.5	$11.3
Fire & emergency	—	0.7	0.7
	$8.8	$3.2	$12.0

Changes in the Company’s restructuring reserves, which are included within “Other current liabilities” in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	Employee
	Severance and
	Termination
	Benefits	Other	Total

Balance at September 30, 2011	$3.6	$—	$3.6
Restructuring provisions	(0.5)	0.3	(0.2)
Utilized - cash	(0.1)	(0.3)	(0.4)
Currency	(0.1)	—	(0.1)
Balance at December 31, 2011	$2.9	$—	$2.9

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15.  Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended
	December 31,
	2011	2010

Service cost	$5.6	$4.1
Interest cost	4.1	3.3
Expected return on plan assets	(3.9)	(3.9)
Amortization of prior service cost	0.6	0.4
Amortization of net actuarial loss	1.8	1.3
Net periodic benefit cost	$8.2	$5.2

The Company expects to contribute approximately $40.0 million to its pension plans in fiscal 2012 compared to $25.9 million in fiscal 2011.

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended
	December 31,
	2011	2010

Service cost	$1.8	$1.1
Interest cost	0.9	0.8
Amortization of net actuarial loss	0.3	0.3
Net periodic benefit cost	$3.0	$2.2

The Company made contributions to fund benefit payments of $0.3 million and $0.3 million for the three months ended December 31, 2011 and 2010, respectively, under its other post-employment benefit plans. The Company estimates that it will make additional contributions of approximately $1.0 million under these other post-employment benefit plans prior to the end of fiscal 2012.

16.  Income Taxes

The Company’s effective income tax rate was 22.4% and 30.8% for the three months ended December 31, 2011 and 2010, respectively. The effective income tax rate for the three months ended December 31, 2011 was favorably impacted by discrete tax benefits, including the impact of benefits associated with the settlement of foreign tax audits (480 basis points), reductions of tax reserves related to the expiration of statutes of limitations (200 basis points) and an adjustment to reflect positions taken on previously filed tax returns (660 basis points). The effective income tax rate for the three months ended December 31, 2010 was favorably impacted by discrete tax benefits, including the impact of benefits associated with foreign tax credits related to a decision to repatriate earnings previously fully reinvested (390 basis points), reductions of tax reserves related to the expiration of statutes of limitations (90 basis points) and the December 2010 reinstatement of the U.S. research and development tax credit (150 basis points).

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $52.4 million and $54.4 million as of December 31, 2011 and September 30, 2011, respectively. As of December 31, 2011, net unrecognized tax benefits, excluding interest and penalties, of $41.5 million would affect the Company’s net income if recognized, $21.4 million of which would impact net income from continuing operations.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Company’s Condensed Consolidated Statements of Income. During the three months ended December 31, 2011 and 2010, the Company recognized a benefit of $(0.6) million and a charge of $0.2 million in interest and penalties, respectively. At December 31, 2011, the Company had accruals for the payment of interest and penalties of $13.7 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $9.1 million, either because the Company’s tax positions are sustained on audit, because the Company agrees to their disallowance or the applicable statute of limitations closes.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. At December 31, 2011, the Company was under audit by the U.S. Internal Revenue Service for the taxable years ended September 30, 2008 and 2009, and the state of Wisconsin for the taxable years 2006 through 2009.

17.  Earnings Per Share

The following table sets forth the computation of basic and diluted weighted-average shares used in the denominator of the per share calculations:

	Three Months Ended
	December 31,
	2011	2010

Basic weighted-average shares outstanding	91,186,347	90,595,181
Effect of dilutive stock options and other equity-based compensation awards	585,278	844,170
Diluted weighted-average shares outstanding	91,771,625	91,439,351

Options to purchase 3,255,629 and 2,513,488 shares of Common Stock were outstanding during the three months ended December 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.

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

The Company had reserves of $2.1 million and $2.1 million for losses related to environmental matters that were probable and estimable at December 31, 2011 and September 30, 2011, respectively. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Personal Injury Actions and Other - Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $3.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At December 31, 2011 and September 30, 2011, reserves for product and general liability claims were $41.4 million and $41.7 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $196.0 million, and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $29.2 million, at December 31, 2011.

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

On January 8, 2010, Control Solutions LLC (“Control Solutions”) brought suit against the Company in the United States District Court for the Northern District of Illinois for breach of express contract, breach of implied-in-fact contract, unjust enrichment and promissory estoppel related to the Company’s contract to supply the United States Department of Defense with M-ATVs. Control Solutions has asserted damages in the amount of $190.3 million. On October 3, 2011, following written and oral discovery, the Company moved for summary judgment. On that same date, Control Solutions filed a cross-motion for summary judgment. The Company’s and Control Solutions’ response briefs have been filed with the Court. While this case is in the early stages of litigation and its outcome cannot be predicted with certainty, the Company believes that the ultimate resolution of this case will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

While the Family of Medium Tactical Vehicles (“FMTV”) contract was profitable for the first quarter of fiscal 2012 and the Company expects the contract to remain profitable throughout the remaining life of the contract, the Company’s expectation of future profitability is based on certain assumptions including estimates of future material and production costs. Management cost assumptions include estimates for future increases in the costs of materials, targeted cost savings and production efficiencies. There are inherent uncertainties related to these estimates. Small changes in estimates can have a significant impact on profitability under the contract. For example, a 1% escalation in material costs over the Company’s projection for FMTV orders currently in backlog would increase the cost of materials by approximately $21 million. Although this amount is less than the expected future profitability, it would significantly reduce the expected future gross margins on orders currently in backlog. It is possible that other assumptions underlying the analysis could change in such a manner that the Company would determine in the future that this is a loss contract, which could result in a material charge to earnings.

19.  Business Segment Information

The Company is organized into four reportable segments based on the internal organization used by management for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained.

For purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate” includes corporate office expenses, including share-based compensation and results of insignificant operations. Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment and certain other assets pertaining to corporate activities. Intersegment sales generally include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed and agreed-upon pricing, which is intended to be reflective of the contribution made by the supplying business segment.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Selected financial information concerning the Company’s product lines and reportable segments was as follows (in millions):

	Three Months Ended December 31, 2011			Three Months Ended December 31, 2010
	External	Inter-	Net	External	Inter-	Net
	Customers	segment	Sales	Customers	segment	Sales

Defense	$1,050.2	$0.8	$1,051.0	$1,111.8	$1.9	$1,113.7

Access equipment
Aerial work platforms	252.9	—	252.9	119.9	—	119.9
Telehandlers	148.4	—	148.4	85.3	—	85.3
Other	103.8	122.6	226.4	85.4	36.7	122.1
Total access equipment	505.1	122.6	627.7	290.6	36.7	327.3

Fire & emergency	158.3	4.7	163.0	197.1	4.4	201.5

Commercial
Concrete placement	46.7	—	46.7	34.5	—	34.5
Refuse collection	95.3	—	95.3	50.2	—	50.2
Other	23.0	6.6	29.6	16.6	18.2	34.8
Total commercial	165.0	6.6	171.6	101.3	18.2	119.5
Intersegment eliminations	—	(134.7)	(134.7)	—	(61.2)	(61.2)
Consolidated	$1,878.6	$—	$1,878.6	$1,700.8	$—	$1,700.8

	Three Months Ended
	December 31,
	2011	2010
Operating income (loss):
Defense	$92.4	$217.9
Access equipment	13.1	(16.7)
Fire & emergency	(10.0)	2.6
Commercial	6.9	(7.7)
Corporate	(27.1)	(31.2)
Intersegment eliminations	—	3.8
	75.3	168.7
Interest expense, net of interest income	(20.0)	(25.8)
Miscellaneous, net	(5.6)	(0.3)
Income from operations before income taxes and equity in earnings of unconcolidated affiliates	$49.7	$142.6

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31,	September 30,
	2011	2011
Identifiable assets:
Defense - U.S. (a)	$538.3	$762.3
Access equipment:
U.S.	1,728.9	1,779.8
Europe (a)	674.7	694.0
Rest of the world	272.2	248.9
Total access equipment	2,675.8	2,722.7
Fire & emergency:
U.S.	521.2	518.9
Europe	12.1	12.9
Total fire & emergency	533.3	531.8
Commercial:
U.S.	324.3	321.4
Other North America (a)	40.4	41.5
Total commercial	364.7	362.9
Corporate:
U.S. (b)	478.8	441.2
Rest of the world	6.2	6.0
Total corporate	485.0	447.2
Consolidated	$4,597.1	$4,826.9

(a)          Includes investment in unconsolidated affiliates.

(b)         Primarily includes cash and short-term investments.

Net sales by geographic region based on product shipment destination were as follows (in millions):

	Three Months Ended
	December 31,
	2011	2010
Net sales:
United States	$1,511.8	$1,438.2
Other North America	52.9	30.9
Europe, Africa and Middle East	198.7	146.3
Rest of the world	115.2	85.4
Consolidated	$1,878.6	$1,700.8

20.  Separate Financial Information of Subsidiary Guarantors of Indebtedness

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Income

For the Three Months Ended December 31, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$1,070.8	$742.3	$215.0	$(149.5)	$1,878.6
Cost of sales	950.7	667.6	187.2	(149.4)	1,656.1
Gross income	120.1	74.7	27.8	(0.1)	222.5
Selling, general and administrative expenses	54.6	39.7	38.0	—	132.3
Amortization of purchased intangibles	0.1	10.0	4.8	—	14.9
Operating income (loss)	65.4	25.0	(15.0)	(0.1)	75.3
Interest expense	(48.1)	(19.5)	(1.0)	48.0	(20.6)
Interest income	0.5	7.5	40.6	(48.0)	0.6
Miscellaneous, net	2.1	(35.0)	27.3	—	(5.6)
Income (loss) from operations before income taxes	19.9	(22.0)	51.9	(0.1)	49.7
Provision for (benefit from) income taxes	4.2	(7.2)	14.1	—	11.1
Income (loss) from operations before equity in earnings of affiliates	15.7	(14.8)	37.8	(0.1)	38.6
Equity in earnings (losses) of consolidated subsidiaries	23.2	20.4	(6.5)	(37.1)	—
Equity in earnings of unconsolidated affiliates	—	—	0.7	—	0.7
Net income (loss)	38.9	5.6	32.0	(37.2)	39.3
Net (income) loss attributable to the noncontrolling interest	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to Oshkosh Corporation	$38.9	$5.6	$31.6	$(37.2)	$38.9

Condensed Consolidating Statement of Income

For the Three Months Ended December 31, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$1,159.7	$419.5	$195.2	$(73.6)	$1,700.8
Cost of sales	914.9	370.1	184.4	(77.6)	1,391.8
Gross income	244.8	49.4	10.8	4.0	309.0
Selling, general and administrative expenses	54.5	41.5	29.0	—	125.0
Amortization of purchased intangibles	—	10.1	5.2	—	15.3
Operating income (loss)	190.3	(2.2)	(23.4)	4.0	168.7
Interest expense	(54.8)	(22.6)	(1.2)	52.1	(26.5)
Interest income	0.8	6.6	45.4	(52.1)	0.7
Miscellaneous, net	2.3	(23.9)	21.3	—	(0.3)
Income (loss) from operations before income taxes	138.6	(42.1)	42.1	4.0	142.6
Provision for (benefit from) income taxes	36.9	(10.5)	16.2	1.4	44.0
Income (loss) from operations before equity in earnings of affiliates	101.7	(31.6)	25.9	2.6	98.6
Equity in earnings (losses) of consolidated subsidiaries	(2.1)	(0.5)	(31.4)	34.0	—
Equity in earnings of unconsolidated affiliates	—	—	0.4	—	0.4
Net income (loss)	99.6	(32.1)	(5.1)	36.6	99.0
Net (income) loss attributable to the noncontrolling interest	—	—	0.6	—	0.6
Net income (loss) attributable to Oshkosh Corporation	$99.6	$(32.1)	$(4.5)	$36.6	$99.6

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of December 31, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$363.9	$26.6	$49.8	$—	$440.3
Receivables, net	440.7	379.0	172.9	(62.9)	929.7
Inventories, net	73.9	434.8	257.0	(2.1)	763.6
Other current assets	76.7	33.6	23.1	—	133.4
Total current assets	955.2	874.0	502.8	(65.0)	2,267.0
Investment in and advances to consolidated subsidiaries	2,518.7	(1,413.3)	2,930.4	(4,035.8)	—
Intangible assets, net	2.7	1,139.9	717.0	—	1,859.6
Other long-term assets	161.7	153.5	155.3	—	470.5
Total assets	$3,638.3	$754.1	$4,305.5	$(4,100.8)	$4,597.1

Liabilities and Equity
Current liabilities:
Accounts payable	$385.2	$194.6	$113.5	$(58.7)	$634.6
Customer advances	228.2	166.0	1.8	—	396.0
Other current liabilities	192.1	154.0	73.7	(6.3)	413.5
Total current liabilities	805.5	514.6	189.0	(65.0)	1,444.1
Long-term debt, less current maturities	1,003.8	—	—	—	1,003.8
Other long-term liabilities	195.7	156.5	163.7	—	515.9
Equity:
Oshkosh Corporation shareholders’ equity	1,632.8	83.0	3,952.3	(4,035.3)	1,632.8
Noncontrolling interest	0.5	—	0.5	(0.5)	0.5
Total equity	1,633.3	83.0	3,952.8	(4,035.8)	1,633.3
Total liabilities and equity	$3,638.3	$754.1	$4,305.5	$(4,100.8)	$4,597.1

Condensed Consolidating Balance Sheet

As of September 30, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$376.3	$13.5	$38.7	$—	$428.5
Receivables, net	525.8	521.4	135.8	(93.9)	1,089.1
Inventories, net	194.0	336.8	257.9	(1.9)	786.8
Other current assets	86.0	34.8	29.4	—	150.2
Total current assets	1,182.1	906.5	461.8	(95.8)	2,454.6
Investment in and advances to consolidated subsidiaries	2,506.5	(1,402.6)	2,902.4	(4,006.3)	—
Intangible assets, net	2.7	1,131.4	746.1	—	1,880.2
Other long-term assets	167.4	156.6	168.1	—	492.1
Total assets	$3,858.7	$791.9	$4,278.4	$(4,102.1)	$4,826.9

Liabilities and Equity
Current liabilities:
Accounts payable	$498.6	$298.7	$61.3	$(89.7)	$768.9
Customer advances	334.8	120.2	13.6	—	468.6
Other current liabilities	208.3	167.1	85.0	(6.1)	454.3
Total current liabilities	1,041.7	586.0	159.9	(95.8)	1,691.8
Long-term debt, less current maturities	1,020.0	—	—	—	1,020.0
Other long-term liabilities	200.4	172.4	145.7	—	518.5
Equity:
Oshkosh Corporation shareholders’ equity	1,596.5	33.5	3,972.7	(4,006.2)	1,596.5
Noncontrolling interest	0.1	—	0.1	(0.1)	0.1
Total equity	1,596.6	33.5	3,972.8	(4,006.3)	1,596.6
Total liabilities and equity	$3,858.7	$791.9	$4,278.4	$(4,102.1)	$4,826.9

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended December 31, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$38.3	$(13.7)	$37.3	$—	$61.9

Investing activities:
Additions to property, plant and equipment	(5.9)	(5.4)	(2.9)	—	(14.2)
Additions to equipment held for rental	—	—	(3.5)	—	(3.5)
Intercompany investing	(6.5)	37.2	(23.7)	(7.0)	—
Other investing activities	1.9	0.7	0.9	—	3.5
Net cash provided (used) by investing activities	(10.5)	32.5	(29.2)	(7.0)	(14.2)

Financing activities:
Repayment of long-term debt	(40.0)	—	—	—	(40.0)
Net repayments under revolving credit facility	—	—	—	—	—
Intercompany financing	(0.3)	(6.5)	(0.2)	7.0	—
Other financing activities	0.1	—	—	—	0.1
Net cash used by financing activities	(40.2)	(6.5)	(0.2)	7.0	(39.9)

Effect of exchange rate changes on cash	—	0.8	3.2	—	4.0
Increase (decrease) in cash and cash equivalents	(12.4)	13.1	11.1	—	11.8
Cash and cash equivalents at beginning of period	376.3	13.5	38.7	—	428.5
Cash and cash equivalents at end of period	$363.9	$26.6	$49.8	$—	$440.3

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended December 31, 2010

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$41.9	$78.9	$72.6	$—	$193.4

Investing activities:
Additions to property, plant and equipment	(9.9)	(5.7)	(1.2)	—	(16.8)
Additions to equipment held for rental	—	—	(2.8)	—	(2.8)
Intercompany investing	133.3	(65.8)	(60.5)	(7.0)	—
Other investing activities	(0.4)	—	0.9	—	0.5
Net cash provided (used) by investing activities	123.0	(71.5)	(63.6)	(7.0)	(19.1)

Financing activities:
Repayment of long-term debt	(65.1)	—	—	—	(65.1)
Net repayments under revolving credit facility	(50.0)	—	—	—	(50.0)
Intercompany financing	(0.3)	(6.5)	(0.2)	7.0	—
Other financing activities	1.1	—	—	—	1.1
Net cash used by financing activities	(114.3)	(6.5)	(0.2)	7.0	(114.0)

Effect of exchange rate changes on cash	—	0.2	(0.7)	—	(0.5)
Increase (decrease) in cash and cash equivalents	50.6	1.1	8.1	—	59.8
Cash and cash equivalents at beginning of period	202.2	2.5	134.3	—	339.0
Cash and cash equivalents at end of period	$252.8	$3.6	$142.4	$—	$398.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview,” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the expected level and timing of U.S. Department of Defense (“DoD”) procurement of products and services and funding thereof, including the impact of the DoD’s allocation of certain tires which will restrict and delay certain Family of Heavy Tactical Vehicles (“FHTV”) sales; risks related to reductions in government expenditures in light of U.S. defense budget pressures and an uncertain DoD tactical wheeled vehicle strategy; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, especially during periods of global economic uncertainty, lower municipal spending and tight credit markets; the Company’s ability to produce vehicles under the Family of Medium Tactical Vehicles (“FMTV”) contract at targeted margins; the duration of the ongoing global economic weakness, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than equity market expectations; the potential for the U.S. government to competitively bid the Company’s Army and Marine Corps contracts; the consequences of financial leverage, which could limit the Company’s ability to pursue various opportunities; increasing commodity and other raw material costs, particularly in a sustained economic recovery; the ability to pass on to customers price increases to offset higher input costs; risks related to costs and charges as a result of facilities consolidation and alignment, including that anticipated cost savings may not be achieved; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including foreign currency fluctuations and compliance with the Foreign Corrupt Practices Act; the potential for increased costs relating to compliance with changes in laws and regulations; risks related to disruptions in the Company’s distribution networks; risks related to actions of activist shareholders; and the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2012 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company continues to believe that fiscal 2012 will be a transitional period for the Company. Similar to previous expectations, and consistent with first quarter of fiscal 2012 results, the Company continues to expect a recovery in sales to external customers in the access equipment segment to be more than offset by a significant sales mix shift in the defense segment resulting in significantly lower operating income and net income in fiscal 2012 as compared to fiscal 2011.

During the first quarter of fiscal 2012, the Company reported that earnings per share declined to $0.42 on sales of $1.88 billion compared to earnings per share of $1.09 on sales of $1.70 billion that the Company reported in the first quarter of fiscal 2011. Improved demand for aerial work platforms and telehandlers was not sufficient to offset the decrease, which the Company had expected, in earnings in the defense segment as a result of a change in sales mix with a reduction in sales of higher margin FHTV vehicles and MRAP All Terrain Vehicle (M-ATV) aftermarket parts and an increase in sales of lower margin FMTVs. The Company reported a quarterly profit on the FMTV contract for the first time during the first quarter of fiscal 2012, which was earlier than the expectations that the Company had most recently disclosed. The Company expects that the FMTV program will remain profitable throughout the remaining life of the contract and is working to improve program margins.

The Company continued to incur costs and inefficiencies in the first quarter of fiscal 2012 relative to the consolidation of manufacturing facilities in its fire & emergency segment. The Company expects that it will resolve the issues that are causing these costs and inefficiencies over the course of upcoming quarters.

The recovery of the access equipment segment continued in the first quarter of fiscal 2012, although incremental operating income margins were impacted by higher material costs. The Company expects that previously announced price increases will begin to offset these higher material costs starting in the second quarter of fiscal 2012, resulting in higher operating income margins in this segment over the remainder of fiscal 2012.

The Company continued to invest in the implementation of and execution of its MOVE strategy during the quarter, which is expected to begin to benefit operating results in fiscal 2013.

Consistent with the Company’s previous expectations, sales in the defense segment in fiscal 2012 are expected to decline by approximately 15% compared to fiscal 2011. As a result of the profitability of the FMTV program in the first quarter of fiscal 2012, the Company believes operating income margins in the defense segment will be slightly higher than its previous expectations, or nearly 5%.

While the FMTV contract was profitable for the first quarter of fiscal 2012 and the Company expects the contract to remain profitable throughout the remaining life of the contract, the Company’s expectation of future profitability is based on certain assumptions including estimates of future material and production costs. Management cost assumptions include estimates for future increases in the costs of materials, targeted cost savings and production efficiencies. There are inherent uncertainties related to these estimates. Small changes in estimates can have a significant impact on profitability under the contract. For example, a 1% escalation in material costs over the Company’s projection for FMTV orders currently in backlog would increase the cost of materials by approximately $21 million. Although this amount is less than the expected future profitability, it would significantly reduce the expected future gross margins on orders currently in backlog. It is possible that other assumptions underlying the analysis could change in such a manner that the Company would determine in the future that this is a loss contract, which could result in a material charge to earnings.

The Company believes that the access equipment segment will experience sales growth of between 25% and 30% in fiscal 2012 compared to fiscal 2011 largely as a result of higher replacement demand in North America and in parts of Europe and continued growth in emerging markets. The Company continues to believe that operating income margins in the access equipment segment will be in the mid to high single-digit range in fiscal 2012. The Company believes that the price increase that was effective at the beginning of January 2012 as well as increased sales levels will result in improved operating income margins over the remainder of fiscal 2012 as compared to the first quarter of fiscal 2012.

The Company believes that fire & emergency segment sales in fiscal 2012 will be slightly higher compared to fiscal 2011. The Company expects fire & emergency segment operating income margins to be in the very low single-digit range. The Company expects the delay in eliminating the production inefficiencies arising from the facilities consolidations and increased price pressure to lead to lower operating income margins in fiscal 2012 than the Company’s previous expectations.

As a result of strong first quarter performance, including backlog at December 31, 2011 that is up 30% compared to December 31, 2010, the Company now believes that sales in the commercial segment will be up approximately 15% for the year. While the Company expects the increase to be led by sales of refuse collection vehicles, the Company also expects concrete mixer sales to be up slightly for the year. The Company believes that full year operating income margins in the segment will remain in the low single digits. The Company expects that operating income margins will improve from fiscal 2011 to fiscal 2012 due to increased overhead absorption as a result of the higher expected sales along with the benefits of improved manufacturing efficiencies.

The Company expects that corporate expenses will be higher in fiscal 2012 compared to fiscal 2011 as a result of increased proxy contest costs and increased costs to support new business initiatives to sustain long-term growth. The Company expects lower interest expense in fiscal 2012 due to lower debt levels and the expiration of an interest rate swap agreement in December 2011. The Company believes that its fiscal 2012 effective income tax rate will approximate 32% to 34%.

The Company now believes that it will generate slightly positive free cash flow (defined as cash flow from operations less capital expenditures) in fiscal 2012. A change in the expected timing of performance-based payments in the defense segment led to the change from the Company’s previous expectation of modestly negative free cash flow in the year. The Company expects capital expenditures in fiscal 2012 to remain in the $85 million to $95 million range.

The Company expects that the second quarter will be the lowest quarter of the fiscal year in terms of earnings per share. The Company expects second quarter margins in the defense segment to be lower than the Company’s expected full year average, as FHTV sales will shift from the second quarter of fiscal 2012 to fiscal 2013 due to a previously disclosed tire shortage caused by the DoD’s allocation of tires to higher priority demands for the conflict in Afghanistan. The Company expects to see a rebound in access equipment margins due to improved pricing and seasonally stronger sales, although the access equipment segment will not benefit from M-ATV related sales to the defense segment as it did in the first quarter, when it recorded more than $120 million of such sales. The Company expects higher sales in the fire & emergency segment in the second quarter compared to the first quarter, and a small operating profit. The Company expects lower sales and operating income margins in the commercial segment in the second quarter than in the first quarter. The commercial segment benefited in the first quarter from strong refuse collection vehicle demand driven by the expiration of the U.S. bonus tax depreciation deduction at the end of calendar 2011. The Company expects corporate expenses will be higher in the second quarter than in the first quarter due to the timing of planned spending. The Company expects that the effective income tax rate for the second quarter will be approximately 36%.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	First Quarter Fiscal
	2012	2011
Net sales:
Defense	$1,051.0	$1,113.7
Access equipment	627.7	327.3
Fire & emergency	163.0	201.5
Commercial	171.6	119.5
Intersegment eliminations	(134.7)	(61.2)
Consolidated	$1,878.6	$1,700.8

First Quarter Fiscal 2012 Compared to 2011

Consolidated net sales increased 10.5% to $1.88 billion for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. Higher FMTV sales and an increase in demand for aerial work platforms and telehandlers in the access equipment segment were offset in part by expected declines in sales of FHTV vehicles and M-ATV aftermarket parts.

Defense segment net sales decreased 5.6% to $1.05 billion for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The decrease was primarily due to lower FHTV volume ($161.6 million) and M-ATV aftermarket parts sales ($220.4 million) offset in part by higher FMTV production ($296.4 million). The prior year quarter results included only initial low rate production under the FMTV contract.

Access equipment segment net sales increased 91.8% to $627.7 million for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. First quarter fiscal 2012 sales included $122.6 million in intersegment M-ATV related sales compared to $36.7 million in the first quarter of fiscal 2011. Sales to external customers totaled $505.1 million in the quarter, a 73.8% increase compared to the first quarter of fiscal 2011. New access equipment volume was up more than 80% compared with the prior year quarter. The Company realized double-digit sales increases in all regions of the world and across all product lines as a result of replacement of aged equipment in North America and parts of Europe, as well as economic growth and increased product adoption in emerging markets.

Fire & emergency segment net sales decreased 19.1% to $163.0 million for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The decrease in sales primarily reflected lower shipments of airport products ($23.2 million). First quarter fiscal 2011 revenues included the sale of 24 aircraft rescue and firefighting vehicles to airports in Pakistan.

Commercial segment net sales increased 43.6% to $171.6 million for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The increase in sales was primarily the result of a $45.1 million increase in refuse collection vehicles volume due to increased demand for refuse collection vehicles largely resulting from the expiration of a U.S. bonus tax depreciation deduction at the end of calendar 2011.

Analysis of Consolidated Cost of Sales

First Quarter Fiscal 2012 Compared to 2011

Consolidated costs of sales increased to $1.66 billion, or 88.2% of sales, in the first quarter of fiscal 2012 compared to $1.39 billion, or 81.8% of sales, in the first quarter of fiscal 2011. The 640 basis point increase in cost of sales as a percentage of sales in the first quarter of fiscal 2012 compared to the same quarter in the prior year was generally due to adverse product mix, largely in the defense segment (630 basis points), and material cost increases in excess of price increases (120 basis points), offset in part by higher absorption of fixed costs associated with higher sales (140 basis points).

Analysis of Consolidated Operating Income

The following table presents operating income by business segment (in millions):

	First Quarter Fiscal
	2012	2011
Operating income (loss)
Defense	$92.4	$217.9
Access equipment	13.1	(16.7)
Fire & emergency	(10.0)	2.6
Commercial	6.9	(7.7)
Corporate	(27.1)	(31.2)
Intersegment eliminations	—	3.8
Consolidated	$75.3	$168.7

First Quarter Fiscal 2012 Compared to 2011

Consolidated operating income decreased 55.3% to $75.3 million, or 4.0% of sales, in the first quarter of fiscal 2012 compared to $168.7 million, or 9.9% of sales, in the first quarter of fiscal 2011. The decrease in consolidated operating income was primarily attributable to the defense segment where an adverse sales mix negatively impacted operating income comparisons.

Defense segment operating income decreased 57.6% to $92.4 million, or 8.8% of sales, in the first quarter of fiscal 2012 compared to $217.9 million, or 19.6% of sales, in the prior year quarter. The decrease in operating income as a percentage of sales compared to the prior year quarter reflected an adverse product mix. The Company reported a profit of $4.0 million on the FMTV contract during the first quarter of fiscal 2012.

The access equipment segment generated operating income of $13.1 million, or 2.1% of sales, for the first quarter of fiscal 2012 compared to an operating loss of $16.7 million, or 5.1% of sales, in the prior year quarter. The improvement in operating results was primarily due to higher sales to external customers, the absence of $11.3 million of charges associated with cost reduction actions in Europe in the prior year and an increase in intercompany M-ATV sales at mid single-digit margins, offset by an increase in raw material costs ($37.3 million) and increased new product development spending ($8.8 million).

The fire & emergency segment reported an operating loss of $10.0 million, or 6.2% of sales, for the first quarter of fiscal 2012 compared to operating income of $2.6 million, or 1.3% of sales, in the prior year quarter. Operating results during the first quarter of fiscal 2012 were negatively impacted by lower sales volume and costs related to the transition of production of ambulances and mobile medical units to the Company’s facilities in Florida ($4.6 million).

The commercial segment generated operating income of $6.9 million, or 4.0% of sales, in the first quarter of fiscal 2012 compared to an operating loss of $7.7 million, or 6.5% of sales, in the prior year quarter. Of the $14.6 million improvement in operating results, approximately $8.7 million related to higher sales volumes and improved overhead absorption, including improved lean driven manufacturing efficiencies. Improved product mix also contributed to the increase in operating income in the first quarter of fiscal 2012 as compared to the first quarter of the prior year.

Corporate operating expenses decreased $4.1 million to $27.1 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The decrease in corporate operating expenses was primarily the result of lower compensation and health care benefit costs ($5.3 million), including one-time costs in the first quarter of fiscal 2011 related to the retirement of the Company’s former chief executive officer, offset in part by costs related to the proxy contest in connection with the Company’s 2012 annual meeting of shareholders of $2.8 million in the first quarter of fiscal 2012.

Consolidated selling, general and administrative expenses increased 5.8% to $132.3 million, or 7.0% of sales, in the first quarter of fiscal 2012 compared to $125.0 million, or 7.4% of sales, in the first quarter of fiscal 2011. The increase in selling, general and administrative expenses was due primarily to higher costs associated with international expansion and costs related to the proxy contest. The decrease in consolidated selling, general and administrative expenses as a percentage of sales was largely due to the increase in sales on a relatively fixed base.

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

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2012 Compared to 2011

Interest expense net of interest income decreased $5.8 million to $20.0 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, largely as a result of the expiration of the Company’s interest rate swap in December 2011. First quarter fiscal 2012 and 2011 interest expense included $2.2 million and $7.5 million, respectively, of expense related to the Company’s interest rate swap. Average debt outstanding decreased from $1.16 billion during the first quarter of fiscal 2011 to $1.03 billion during the first quarter of fiscal 2012.

The Company recorded a provision for income taxes of 22.4% of pre-tax income in the first quarter of fiscal 2012 compared to 30.8% in the prior year quarter. The effective income tax rate for the three months ended December 31, 2011 was favorably impacted by discrete tax benefits, including the impact of benefits associated with foreign tax audits (480 basis points), reductions of tax reserves related to the expiration of statutes of limitations (200 basis points) and an adjustment to reflect positions taken on previously filed tax returns (660 basis points). The first quarter fiscal 2011 effective tax rate included discrete tax benefits associated with foreign tax credits related to a decision to repatriate earnings previously fully reinvested (390 basis points), the December 2010 reinstatement of the U.S. research and development tax credit (150 basis points) and reductions of tax reserves upon the expiration of statutes of limitations (90 basis points).

Equity in earnings of unconsolidated affiliates of $0.7 million in the first quarter of fiscal 2012 and $0.4 million in the first quarter of fiscal 2011 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

Financial Condition at December 31, 2011

The Company’s capitalization was as follows (in millions):

	December 31,	September 30,
	2011	2011
Cash and cash equivalents	$440.3	$428.5
Total debt	1,020.2	1,060.1
Oshkosh Corporation’s shareholders’ equity	1,632.8	1,596.5
Total capitalization (debt plus equity)	2,653.0	2,656.6
Debt to total capitalization	38.5%	39.9%

The Company repaid $40.0 million of debt during the first three months of fiscal 2012. During the first quarter of fiscal 2012, the Company utilized cash generated from operations to make the remaining scheduled fiscal 2012 principal payments under the Term Loan (as defined in “Liquidity”). The Company’s primary use of cash generated from operations continues to be debt reduction.

In addition to cash and cash equivalents, the Company had $520.8 million of unused available capacity under the Revolving Credit Facility as of December 31, 2011. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

Cash Flows

Operating Cash Flows

The Company generated $61.9 million of cash from operating activities during the first three months of fiscal 2012 compared to $193.4 million during the first three months of fiscal 2011. The decrease in cash generated by operating activities was primarily due to lower earnings during the first quarter of fiscal 2012 and a reduction in amounts collected under undefinitized contracts with the U.S. government. Cash generation (use) from changes in significant working capital accounts were as follows (in millions):

	Three Months Ended
	December 31,
	2011	2010

Receivables, net	$160.0	$190.5
Inventories, net	21.2	61.1
Accounts payable	(125.2)	(205.0)
Customer advances	(72.6)	(43.3)
Other current liabilities	(12.0)	54.3
	$(28.6)	$57.6

The decrease in cash generated from reductions in inventory in the first quarter of fiscal 2012 as compared to the prior year quarter was primarily driven by an increase in production to support expected higher sales in the access equipment segment, offset in part by reductions in M-ATV production and sales in the defense segment. The decrease in cash utilized for accounts payable in the first quarter of fiscal 2012 as compared to the prior year quarter was primarily driven by reductions in M-ATV production and sales in the defense segment. The decrease in cash resulting from reductions in other current liabilities in the first quarter of fiscal 2012 as compared to the prior year quarter reflects the definitization of certain contracts with the U.S. government and the resulting reduction in deferred revenue.

The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Consolidated days sales outstanding (defined as “Trade Receivables” divided by “Net Sales” for the most recent quarter multiplied by 90 days) decreased from 45 days at September 30, 2011 to 43 days at December 31, 2011. The slight decrease in days sales outstanding was primarily due to improved collection times in the commercial segment in the first quarter of fiscal 2012. Days sales outstanding on non-defense sales was 55 days at December 31, 2011, down from 57 days at September 30, 2011. Consolidated inventory turns (defined as “Cost of Sales” divided by the average “Inventory” at the past five quarter end periods) increased from 5.5 times at September 30, 2011 to 5.7 times at December 31, 2011. The slight increase in inventory turns was primarily related to an increase in production rates.

Investing Cash Flows

Cash flows relating to investing activities consist primarily of cash used for capital expenditures. Net cash used in investing activities in the first three months of fiscal 2012 was $14.2 million compared to $19.1 million in the first three months of fiscal 2011. Capital spending, excluding equipment held for rental, of $14.2 million in the first three months of fiscal 2012 decreased $2.6 million compared to capital spending in the first three months of fiscal 2011. In fiscal 2012, the Company expects capital spending to approximate $85 million to $95 million.

Financing Cash Flows

Financing activities consist primarily of repayments of indebtedness. Financing activities resulted in a net use of cash of $39.9 million during the first three months of fiscal 2012 compared to $114.0 million during the first three months of fiscal 2011.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from operations, availability under the $550.0 million Revolving Credit Facility (as defined below) and available cash and cash equivalents. In addition to cash and cash equivalents of $440.3 million, the Company had $520.8 million of unused availability under the Revolving Credit Facility as of December 31, 2011. These sources of liquidity are needed to fund the Company’s working capital requirements, debt service requirements and capital expenditures. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

The Company has a senior secured credit agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $550 million and (ii) a $650 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million commencing December 31, 2010 with a balloon payment of $341.25 million due at maturity in October 2015. During the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012, the Company prepaid the principal installments under the Term Loan that were originally due March 31, 2012 through September 30, 2012.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At December 31, 2011, the interest spread on the Revolving Credit Facility and Term Loan was 250 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at December 31, 2011 was 2.79%.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement in 2007 that effectively fixed the interest payments on a portion of the Company’s variable-rate debt. The swap, which terminated on December 6, 2011, effectively fixed the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 5.105% plus the applicable spread based on the terms of the Credit Agreement.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2011 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Additionally, with certain exceptions, the Credit Agreement limits the ability of the Company to pay dividends and other distributions, including the repurchase of stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions in an aggregate amount not exceeding the sum of:

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

Senior Notes

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (collectively, the “Senior Notes”). The Senior Notes were issued pursuant to an indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the Senior Notes due 2017 and Senior Notes due 2020 for a premium after March 1, 2014 and March 1, 2015, respectively. Certain of the Company’s subsidiaries fully, unconditionally, jointly and severally guarantee the Company’s obligations under the Senior Notes. See Note 20 of the Notes to Condensed Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of December 31, 2011.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company’s contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended September 30, 2011 have not materially changed since that report was filed.

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The significant accounting policies and methods used in the preparation of the Condensed Consolidated Financial Statements are described in Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The Company’s application of critical accounting policies has not materially changed since that report was filed.

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2011 have not materially changed since that report was filed.

New Accounting Standards

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s Condensed Consolidated Financial Statements of new accounting standards.

Customers and Backlog

Sales to the U.S. government comprised approximately 51% of the Company’s net sales in the first quarter of fiscal 2012. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders received prior to commencing production.

During the first quarter of fiscal 2012, the U.S. government awarded the Company a two-year extension on its FHTV contract. Under the extended contract, the U.S. government can place orders through October 2013 and deliveries can continue through September 2014. As part of the extended contract, the Company retained the design rights to the Company’s vehicles.

The Company’s backlog as of December 31, 2011 decreased 10.1% to $5.69 billion compared to $6.33 billion at December 31, 2010. Defense segment backlog decreased 21.0% to $4.26 billion at December 31, 2011 compared to $5.39 billion at December 31, 2010 due largely to the completion of M-ATV deliveries, the fulfillment of FHTV orders and the delay in finalizing the fiscal 2012 U.S. federal budget. Access equipment segment backlog increased 106.7% to $785.3 million at December 31, 2011 compared to $379.9 million at December 31, 2010 largely due to increased orders from North America. Access equipment segment backlog at December 31, 2011 and 2010 included $102.1 million and $83.7 million, respectively, relating to telehandler orders from the DoD. Fire & emergency segment backlog increased 12.6% to $522.6 million at December 31, 2011 compared to $464.0 million at December 31, 2010 due largely to higher broadcast vehicle demand ahead of the 2012 Presidential election and improved simulator demand for the DoD. Commercial segment backlog increased 29.9% to $120.4 million at December 31, 2011 compared to $92.7 million at December 31, 2010. Unit backlog for concrete mixers was up 27.2% compared to December 31, 2010, primarily as a result of increased international orders. Unit backlog for refuse collection vehicles was up 21.5% compared to December 31, 2010.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV, LVSR and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 27% of the Company’s December 31, 2011 backlog is not expected to be filled in fiscal 2012.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates, commodity and foreign currency exchange risk, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, have not materially changed since that report was filed.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended December 31, 2011. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2011 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On January 8, 2010, Control Solutions LLC (“Control Solutions”) brought suit against the Company in the United States District Court for the Northern District of Illinois for breach of express contract, breach of implied-in-fact contract, unjust enrichment and promissory estoppel related to the Company’s contract to supply the United States Department of Defense with M-ATVs. Control Solutions has asserted damages in the amount of $190.3 million. On October 3, 2011, following written and oral discovery, the Company moved for summary judgment. On that same date, Control Solutions filed a cross-motion for summary judgment. The Company’s and Control Solutions’ response briefs have been filed with the Court. While this case is in the early stages of litigation and its outcome cannot be predicted with certainty, the Company believes that the ultimate resolution of this case will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

ITEM 1A.       RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control that may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2011, which have not materially changed other than as reflected below.

Certain of our markets are highly cyclical and the current or any further decline in these markets could have a material adverse effect on our operating performance.

The high levels of sales in our defense business in recent years have been due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, as is the demand for our products that arises out of such events. In addition, current economic conditions have put significant pressure on the U.S. federal budget, including the defense budget. Specifically, the President’s defense budget for fiscal 2012 includes significantly lower funding for purchases of new military vehicles that we manufacture under our FHTV and FMTV contracts than in prior years. In addition, the President recently announced plans to cut U.S. defense spending by $487 billion over the next ten years, and the Budget Control Act of 2011 contains an automatic sequestration feature that could require cuts to defense spending totaling over $1 trillion during this period if Congress fails to enact the specified $1.2 trillion in U.S. federal deficit reductions. Unless Congress acts, sequestration will result in significant reductions to the defense budget starting with the fiscal 2013 budget. Moreover, virtually all U.S. troops were withdrawn from Iraq during 2011, and plans exist regarding a future drawdown of U.S. military involvement in Afghanistan, both of which will likely result in a reduction in the level of defense funding allocated to support U.S. military involvement in those conflicts. The magnitude of the adverse impact that federal budget pressures, expected reductions in future defense funding as a result of the withdrawal of U.S. troops from Iraq and the planned drawdown of U.S. military involvement in Afghanistan and an uncertain DoD tactical wheeled vehicle strategy will have on funding for Oshkosh defense programs is uncertain, but directionally, we expect such funding to decline, and such decline could be significant. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of new contract awards that we may receive, such as the FMTV contract that we received in fiscal year 2010 and are in the process of fulfilling.

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

The global economy continues to experience weakness, which has negatively impacted our sales volumes for our access equipment, commercial and fire & emergency products as compared to historical levels. In addition, the global economic weakness has caused lending institutions to tighten their credit lending standards, which has restricted our customers’ access to capital. Continued weakness in U.S. and European housing starts and non-residential construction spending in most geographical areas of the world are further contributing to the lower sales volumes. A lack of significant improvement in residential and non-residential construction spending or continued low levels of construction activity generally may cause future weakness in demand for our products. Municipal tax revenues in the U.S. have weakened, which has negatively impacted demand for fire apparatus and refuse collection vehicles and delayed the recovery in these markets. Furthermore, it is possible that emerging market growth could slow, which could negatively impact our growth in those markets. We cannot provide any assurance that the global economic weakness and tight credit markets will not continue or become more severe. In addition, we cannot provide any assurance that any economic recovery will not progress more slowly than what we or the market expect. If the global economic weakness and tight credit markets continue or become more severe, or if any economic recovery progresses more slowly than what we or the market expect, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Our business could be negatively affected as a result of actions of activist shareholders.

Certain funds affiliated with Carl Icahn conducted a proxy contest with respect to the election of directors at our 2012 Annual Meeting of Shareholders. Responding to proxy contests such as this and other actions by activist shareholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Perceived uncertainties among current and potential customers, employees and other parties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. Furthermore, if there is disagreement among our directors about the direction of our business, it could impair our ability to effectively and timely implement our MOVE strategy. These actions could also cause our stock price to experience periods of volatility.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of Common Stock. The Company did not repurchase any shares under this authorization during the quarter ended December 31, 2011. As of December 31, 2011, the Company had repurchased 2,769,210 shares under this program at a cost of $6.6 million, leaving the Company with authority to repurchase 3,230,790 shares of Common Stock under this program. There is no expiration date associated with the Board authorization. The Company’s credit agreement restricts the Company’s ability to repurchase shares of its Common Stock through financial covenants. The Company’s credit agreement also limits the amount of dividends it may pay to $50 million during any fiscal year; plus the excess of (a) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after September 27, 2010, over (b) the cumulative amount of all such dividends and other distributions made in any fiscal year ending after such date that exceed $50 million, plus (c) for each of the first four fiscal quarters ending after September 27, 2010, $25 million per fiscal quarter, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0; plus (d) for the period of four fiscal quarters ending September 30, 2011 and for each period of four fiscal quarters ending thereafter, $100 million during such period, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0. The Company’s indenture also contains restrictive covenants that may limit the Company’s ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders.

ITEM 6.          EXHIBITS

Exhibit No.	Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 31, 2012.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 31, 2012.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 31, 2012.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 31, 2012.

101

The following materials from Oshkosh Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH CORPORATION

January 31, 2012	/S/ Charles L. Szews
Charles L. Szews
President and Chief Executive Officer
(Principal Executive Officer)

January 31, 2012	/S/ David M. Sagehorn
David M. Sagehorn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

January 31, 2012	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek
Senior Vice President Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 31, 2012.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 31, 2012.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 31, 2012.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 31, 2012.

101

The following materials from Oshkosh Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.