Form 10-Q
period 2012-03-31
OSHKOSH CORP
filed 2012-04-26
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 20, 2012, 91,641,354 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

FOR THE QUARTER ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net sales	$2,075.3	$1,745.6	$3,953.9	$3,446.4
Cost of sales	1,835.9	1,464.5	3,492.0	2,856.3
Gross income	239.4	281.1	461.9	590.1

Operating expenses:
Selling, general and administrative	148.7	133.7	281.0	258.7
Amortization of purchased intangibles	14.8	15.0	29.7	30.3
Total operating expenses	163.5	148.7	310.7	289.0
Operating income	75.9	132.4	151.2	301.1

Other income (expense):
Interest expense	(18.2)	(21.7)	(38.8)	(48.2)
Interest income	0.6	1.0	1.2	1.8
Miscellaneous, net	1.3	0.4	(4.3)	0.1
Income from operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	59.6	112.1	109.3	254.8
Provision for income taxes	21.6	44.2	32.7	88.2
Income from operations before equity in earnings (losses) of unconsolidated affiliates	38.0	67.9	76.6	166.6
Equity in earnings (losses) of unconsolidated affiliates	—	(0.2)	0.7	0.2
Net income	38.0	67.7	77.3	166.8
Net (income) loss attributable to the noncontrolling interest	(0.7)	0.2	(1.1)	0.7
Net income attributable to Oshkosh Corporation	$37.3	$67.9	$76.2	$167.5

Earnings per share attributable to Oshkosh Corporation common shareholders:
Basic	$0.41	$0.75	$0.84	$1.85
Diluted	0.41	0.74	0.83	1.83

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts; unaudited)

	March 31,	September 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$388.4	$428.5
Receivables, net	1,115.3	1,089.1
Inventories, net	849.3	786.8
Deferred income taxes	67.0	72.9
Other current assets	60.4	77.3
Total current assets	2,480.4	2,454.6
Investment in unconsolidated affiliates	32.7	31.8
Property, plant and equipment, net	365.9	388.7
Goodwill	1,042.9	1,041.5
Purchased intangible assets, net	809.9	838.7
Other long-term assets	61.4	71.6
Total assets	$4,793.2	$4,826.9

Liabilities and Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$0.1	$40.1
Accounts payable	757.4	768.9
Customer advances	420.3	468.6
Payroll-related obligations	102.2	110.7
Income taxes payable	5.5	5.3
Accrued warranty	80.9	75.0
Deferred revenue	55.3	38.4
Other current liabilities	166.5	184.8
Total current liabilities	1,588.2	1,691.8
Long-term debt, less current maturities	987.7	1,020.0
Deferred income taxes	156.2	171.3
Other long-term liabilities	369.8	347.2
Commitments and contingencies
Equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 91,636,354 and 91,330,019 shares issued, respectively)	0.9	0.9
Additional paid-in capital	694.8	685.6
Retained earnings	1,108.9	1,032.7
Accumulated other comprehensive loss	(114.5)	(122.6)
Common Stock in treasury, at cost (6,956 shares at September 30, 2011)	—	(0.1)
Total Oshkosh Corporation shareholders’ equity	1,690.1	1,596.5
Noncontrolling interest	1.2	0.1
Total equity	1,691.3	1,596.6
Total liabilities and equity	$4,793.2	$4,826.9

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Statements of Equity

(In millions; unaudited)

	Oshkosh Corporation’s Shareholders
				Accumulated	Common
		Additional		Other	Stock in	Non-
	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	at Cost	Interest	Income

Balance at September 30, 2010	$0.9	$659.7	$759.2	$(93.2)	$—	$0.2
Comprehensive income:
Net income	—	—	167.5	—	—	(0.7)	$166.8
Change in fair value of derivative instruments, net of tax of $3.1	—	—	—	5.4	—	—	5.4
Employee pension and postretirement benefits, net of tax of $1.7	—	—	—	2.9	—	—	2.9
Currency translation adjustments	—	—	—	22.7	—	—	22.7
Total comprehensive income							$197.8
Exercise of stock options	—	7.0	—	—	—	—
Stock-based compensation and award of nonvested shares	—	8.4	—	—	—	—
Tax benefit related to stock-based compensation	—	2.1	—	—	—	—
Other	—	0.1	—	—	—	—
Balance at March 31, 2011	$0.9	$677.3	$926.7	$(62.2)	$—	$(0.5)

	Oshkosh Corporation’s Shareholders
				Accumulated	Common
		Additional		Other	Stock in	Non-
	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	at Cost	Interest	Income

Balance at September 30, 2011	$0.9	$685.6	$1,032.7	$(122.6)	$(0.1)	$0.1
Comprehensive income:
Net income	—	—	76.2	—	—	1.1	$77.3
Change in fair value of derivative instruments, net of tax of $0.8	—	—	—	1.4	—	—	1.4
Employee pension and postretirement benefits, net of tax of $1.8	—	—	—	3.0	—	—	3.0
Currency translation adjustments	—	—	—	3.7	—	—	3.7
Total comprehensive income							$85.4
Exercise of stock options	—	2.2	—	—	0.7	—
Stock-based compensation and award of nonvested shares	—	6.6	—	—	—	—
Other	—	0.4	—	—	(0.6)	—
Balance at March 31, 2012	$0.9	$694.8	$1,108.9	$(114.5)	$—	$1.2

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions; unaudited)

	Six Months Ended
	March 31,
	2012	2011
Operating activities:
Net income	$77.3	$166.8
Depreciation and amortization	64.3	69.9
Deferred income taxes	(11.8)	2.7
Other non-cash adjustments	4.4	4.7
Changes in operating assets and liabilities	(87.3)	12.5
Net cash provided by operating activities	46.9	256.6

Investing activities:
Additions to property, plant and equipment	(24.1)	(31.0)
Additions to equipment held for rental	(3.1)	(3.1)
Proceeds from sale of property, plant and equipment	6.1	0.7
Proceeds from sale of equipment held for rental	2.4	7.8
Other investing activities	(0.7)	(1.1)
Net cash used by investing activities	(19.4)	(26.7)

Financing activities:
Repayment of long-term debt	(72.5)	(65.3)
Repayments under revolving credit facility	—	(100.0)
Proceeds from exercise of stock options	2.9	7.0
Other financing activities	(0.2)	1.8
Net cash used by financing activities	(69.8)	(156.5)

Effect of exchange rate changes on cash	2.2	4.3
Increase (decrease) in cash and cash equivalents	(40.1)	77.7
Cash and cash equivalents at beginning of period	428.5	339.0
Cash and cash equivalents at end of period	$388.4	$416.7

Supplemental disclosures:
Cash paid for interest	$37.0	$45.5
Cash paid for income taxes	31.6	79.8

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

3.     Receivables

Receivables consisted of the following (in millions):

	March 31,	September 30,
	2012	2011
U.S. government:
Amounts billed	$232.4	$318.8
Costs and profits not billed	220.5	172.3
	452.9	491.1
Other trade receivables	634.4	568.8
Finance receivables	6.9	23.6
Notes receivable	28.0	33.7
Other receivables	33.2	27.4
	1,155.4	1,144.6
Less allowance for doubtful accounts	(21.8)	(29.5)
	$1,133.6	$1,115.1

Costs and profits not billed generally result from undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot invoice the customer the full price under the contract or contract change order until such contract or change order is definitized and agreed to with the customer following a review of costs under such a contract award even though the contract deliverables may have been met. Definitization of a change order on an existing long-term contract or a sole source contract begins when the U.S. government customer undertakes a detailed review of the Company’s submitted costs related to the contract, with the final change order or contract price subject to review. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. Through March 31, 2012, the Company has recorded $621.1 million in revenue on contracts which remain undefinitized as of that date. To the extent that contract definitization results in changes to previously estimated or incurred costs or revenues, the Company records those adjustments as a change in estimate.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31,	September 30,
	2012	2011

Current receivables	$1,115.3	$1,089.1
Long-term receivables	18.3	26.0
	$1,133.6	$1,115.1

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

Finance receivables consisted of the following (in millions):

	March 31,	September 30,
	2012	2011

Finance receivables	$7.9	$27.9
Less unearned income	(1.0)	(4.3)
Net finance receivables	6.9	23.6
Less allowance for doubtful accounts	(3.1)	(11.5)
	$3.8	$12.1

Contractual maturities of the Company’s finance receivables at March 31, 2012 were as follows: 2012 (remaining six months) - $3.5 million; 2013 - $1.4 million; 2014 - $1.4 million; 2015 - $0.8 million; 2016 - $0.4 million; 2017 - $0.1 million; and thereafter - $0.3 million. Historically, obligors have paid off finance receivables prior to their contractual due dates, although actual repayment timing is impacted by a number of factors, including the economic environment at the time. As a result, contractual maturities are not to be regarded as a forecast of future cash flows.

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

Notes Receivable: Notes receivable include refinancing of trade accounts and finance receivables. As of March 31, 2012, approximately 92% of the notes receivable balance outstanding was due from three parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down once management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

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

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	March 31,	September 30,	March 31,	September 30,
	2012	2011	2012	2011
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$0.1	$0.5	$—	$—
Greater than 60 days and less than 90 days	—	0.1	—	—
Greater than 90 days	1.7	6.5	0.3	0.5

Receivables on nonaccrual status	4.2	17.6	20.6	20.8
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	0.8	0.4	3.3	8.6
Allowance for doubtful accounts	—	—	(0.1)	(0.1)
Receivables subject to specific reserves	6.1	23.2	24.7	25.1
Allowance for doubtful accounts	(3.1)	(11.5)	(8.4)	(8.8)

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. Troubled debt restructurings were not significant during the three and six months ended March 31, 2012.

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
			Trade and				Trade and
	Finance	Notes	Other	Total	Finance	Notes	Other	Total

Beginning balance	$3.7	$8.7	$8.7	$21.1	$14.8	$12.7	$10.7	$38.2
Provision, net of recoveries	(0.6)	(0.2)	1.7	0.9	2.3	(0.6)	0.5	2.2
Charge-offs	—	—	(0.2)	(0.2)	(0.8)	(2.1)	(1.9)	(4.8)
Foreign currency translation	—	—	—	—	—	0.2	0.1	0.3
Ending balance	$3.1	$8.5	$10.2	$21.8	$16.3	$10.2	$9.4	$35.9

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended March 31, 2012				Six Months Ended March 31, 2011
			Trade and				Trade and
	Finance	Notes	Other	Total	Finance	Notes	Other	Total

Beginning balance	$11.5	$8.9	$9.1	$29.5	$20.9	$9.4	$11.7	$42.0
Provision, net of recoveries	(3.1)	(0.2)	2.3	(1.0)	0.9	2.8	0.3	4.0
Charge-offs	(5.3)	(0.2)	(1.2)	(6.7)	(5.5)	(2.1)	(2.7)	(10.3)
Foreign currency translation	—	—	—	—	—	0.1	0.1	0.2
Ending balance	$3.1	$8.5	$10.2	$21.8	$16.3	$10.2	$9.4	$35.9

4.     Inventories

Inventories consisted of the following (in millions):

		March 31,	September 30,
		2012	2011

Raw materials		$550.1	$587.4
Partially finished products		344.8	377.7
Finished products		462.5	237.8
Inventories at FIFO cost		1,357.4	1,202.9
Less:	Progress/performance-based payments on U.S. government contracts	(429.5)	(341.7)
	Excess of FIFO cost over LIFO cost	(78.6)	(74.4)
		$849.3	$786.8

Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

5.     Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	Percent-	March 31,	September 30,
	owned	2012	2011

OMFSP (U.S.)	50%	$14.4	$13.4
RiRent (The Netherlands)	50%	10.9	10.9
Other		7.4	7.5
		$32.7	$31.8

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company and an unaffiliated third-party are joint venture partners in RiRent Europe, B.V. (“RiRent”). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company’s sales to RiRent were $1.7 million and $2.0 million for the six months ended March 31, 2012 and 2011, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner. Under RiRent’s €15.0 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio of at least 30.0% (66.3% as of March 31, 2012).

6.     Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	March 31,	September 30,
	2012	2011

Land and land improvements	$46.1	$46.2
Buildings	236.9	243.8
Machinery and equipment	525.7	521.5
Equipment on operating lease to others	22.7	23.0
	831.4	834.5
Less accumulated depreciation	(465.5)	(445.8)
	$365.9	$388.7

Depreciation expense was $32.0 million and $36.9 million for the six months ended March 31, 2012 and 2011, respectively. Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term lease. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at March 31, 2012 and September 30, 2011 was $6.9 million and $6.5 million, respectively.

7.     Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually, or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the six months ended March 31, 2012 (in millions):

	Access	Fire &
	Equipment	Emergency	Commercial	Total

Beginning balance	$912.2	$107.9	$21.4	$1,041.5
Foreign currency translation	1.3	—	0.1	1.4
Ending balance	$913.5	$107.9	$21.5	$1,042.9

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	March 31, 2012			September 30, 2011
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net

Access Equipment	$1,845.6	$(932.1)	$913.5	$1,844.3	$(932.1)	$912.2
Fire & Emergency	182.1	(74.2)	107.9	182.1	(74.2)	107.9
Commerical	197.4	(175.9)	21.5	197.3	(175.9)	21.4
	$2,225.1	$(1,182.2)	$1,042.9	$2,223.7	$(1,182.2)	$1,041.5

Details of the Company’s total purchased intangible assets were as follows (in millions):

	March 31, 2012
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(21.5)	$33.9
Non-compete	10.5	56.9	(54.3)	2.6
Technology-related	11.7	104.8	(57.9)	46.9
Customer relationships	12.6	577.8	(253.0)	324.8
Other	16.5	16.6	(12.5)	4.1
	14.3	811.5	(399.2)	412.3
Non-amortizable trade names		397.6	—	397.6
		$1,209.1	$(399.2)	$809.9

	September 30, 2011
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(20.8)	$34.6
Non-compete	10.5	56.9	(53.0)	3.9
Technology-related	11.7	104.8	(53.3)	51.5
Customer relationships	12.7	576.7	(229.9)	346.8
Other	16.5	16.5	(12.2)	4.3
	14.3	810.3	(369.2)	441.1
Non-amortizable trade names		397.6	—	397.6
		$1,207.9	$(369.2)	$838.7

Amortization expense was $29.7 million and $30.3 million for the six months ended March 31, 2012 and 2011, respectively. The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2012 and the five years succeeding September 30, 2012 are as follows: 2012 (remaining six months) - $29.3 million; 2013 - $57.1 million; 2014 - $55.4 million; 2015 - $54.3 million; 2016 - $53.7 million and 2017 - $45.6 million.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.     Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	March 31,	September 30,
	2012	2011

Senior Secured Term Loan	$487.5	$560.0
8¼% Senior notes due March 2017	250.0	250.0
8½% Senior notes due March 2020	250.0	250.0
Other long-term facilities	0.3	0.1
	987.8	1,060.1
Less current maturities	(0.1)	(40.1)
	$987.7	$1,020.0

Revolving line of credit	$—	$—
Current maturities of long-term debt	0.1	40.1
	$0.1	$40.1

The Company has a senior secured credit agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $550 million and (ii) a $650 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million with a balloon payment of $341.25 million due at maturity in October 2015. During the first six months of fiscal 2012, the Company prepaid the principal installments under the Term Loan that were originally due June 30, 2012 through March 31, 2013. At March 31, 2012, outstanding letters of credit of $32.7 million reduced available capacity under the Revolving Credit Facility to $517.3 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At March 31, 2012, the interest spread on the Revolving Credit Facility and Term Loan was 275 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at March 31, 2012 was 2.99%.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

•                  Senior Secured Leverage Ratio: A maximum senior secured leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated secured indebtedness to the Company’s EBITDA) of the following:

Fiscal Quarter Ending
March 31, 2012 through September 30, 2012	3.00 to 1.0
Thereafter	2.75 to 1.0

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2012 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Additionally, with certain exceptions, the Credit Agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions in an aggregate amount not exceeding the sum of:

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

The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt. At March 31, 2012, the fair value of the Senior Notes was estimated to be $543 million and the fair value of the Term Loan approximated book value.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Changes in the Company’s warranty liability were as follows (in millions):

	Six Months Ended
	March 31,
	2012	2011

Beginning balance	$75.0	$90.5
Warranty provisions	26.8	17.1
Settlements made	(24.2)	(25.2)
Changes in liability for pre-existing warranties, net	2.6	(9.2)
Foreign currency translation	0.7	0.3
Ending balance	$80.9	$73.5

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. Actual MRAP All-Terrain Vehicle (“M-ATV”) warranty claims have been lower than the Company expected on the M-ATV product launch, which resulted in reductions in liabilities for pre-existing warranties for the six months ended March 31, 2011. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise that are beyond the scope of the Company’s historical experience. For example, accelerated programs to design, test, manufacture and deploy products such as the M-ATV, in war-time conditions carry with them an increased level of inherent risk of product or component failure. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters in excess of amounts accrued; however, the Company does not expect that any such amounts, while not determinable, would have a material adverse effect on the Company’s consolidated financial condition, result of operations or cash flows.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the access equipment segment, the Company is party to multiple agreements whereby it guarantees an aggregate of $142.2 million in indebtedness of others, including $125.7 million under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts at March 31, 2012 was $39.9 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the consolidated credit guarantee liability were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Beginning balance	$4.4	$14.1	$6.1	$22.8
Provision for new credit guarantees	0.4	—	0.8	0.1
Settlements made	0.1	(0.7)	(0.5)	(3.0)
Changes for pre-existing guarantees, net	(0.6)	(2.6)	(1.7)	(8.9)
Amortization of previous guarantees	(0.1)	(0.8)	(0.5)	(1.0)
Foreign currency translation	—	0.1	—	0.1
Ending balance	$4.2	$10.1	$4.2	$10.1

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

11.       Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At March 31, 2012, the Company had no forward foreign exchange contracts designated as hedges.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, Derivatives and Hedging, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At March 31, 2012, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $136.1 million in notional amounts, including $75.7 million in contracts to sell Euro, $47.2 million in contracts to sell Australian dollars and $7.5 million in contracts to sell U.K. pounds sterling and buy Euro, with the remaining contracts covering a variety of foreign currencies.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2012		September 30, 2011
	Other	Other	Other	Other
	Current	Current	Current	Current
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$2.1

Not designated as hedging instruments:
Foreign exchange contracts	0.7	1.3	0.8	0.2
	$0.7	$1.3	$0.8	$2.3

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Income consisted of the following (in millions):

		Three Months Ended		Six Months Ended
	Classification of	March 31,		March 31,
	Losses	2012	2011	2012	2011
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$—	$(3.0)	$(2.2)	$(10.5)
Foreign exchange contracts	Cost of sales	—	—	—	(0.1)

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	(4.0)	(4.1)	(6.9)	(4.7)
		$(4.0)	$(7.1)	$(9.1)	$(15.3)

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There were no transfers of assets between levels during the three months ended March 31, 2012. As of March 31, 2012, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (a)	$—	$0.7	$—	$0.7

Liabilities:
Foreign exchange contracts (a)	$—	$1.3	$—	$1.3

(a)          Based on observable market transactions of forward currency prices.

13.  Stock-Based Compensation

In February 2009, the Company’s shareholders approved the 2009 Incentive Stock and Awards Plan. In January 2012, the Company’s shareholders approved amendments to the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”) to add 6,000,000 shares to the number of shares available for issuance under the plan. The 2009 Stock Plan replaced the 2004 Incentive Stock and Awards Plan, as amended (the “2004 Stock Plan”) and 1990 Incentive Stock Plan, as amended (the “1990 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan and 1990 Stock Plan, awards previously made under these two plans that remained outstanding as of the approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of those plans.

Under the 2009 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights, performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units or other stock-based awards. The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2009 Stock Plan become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Stock options terminate not more than seven years from the date of grant. Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company. At March 31, 2012, the Company had reserved 11,584,695 shares of Common Stock to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended March 31, 2012 was $5.8 million ($3.7 million net of tax) and $10.2 million ($6.5 million net of tax), respectively. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended March 31, 2011 was $4.2 million ($2.6 million net of tax) and $9.7 million ($6.1 million net of tax), respectively.

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

In October 2010, the Company announced that its fire & emergency segment would be closing its Medtec ambulance manufacturing facilities and integrating those operations into existing operations in Florida. Although the Company largely completed this action in the first quarter of fiscal 2011, the Florida facility is operating at higher cost than planned. The Company is in the process of reducing or eliminating such excess operating costs.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Pre-tax restructuring charges (credits) for the three and six months ended March 31, 2012 and 2011 were as follows (in millions):

	Three Months Ended March 31, 2012			Six Months Ended March 31, 2012
		Selling,			Selling,
	Cost of	General and		Cost of	General and
	Sales	Administrative	Total	Sales	Administrative	Total

Access equipment	$(0.1)	$—	$(0.1)	$(0.6)	$—	$(0.6)
Fire & emergency	0.2	0.7	0.9	0.2	1.0	1.2
Commercial	0.1	—	0.1	0.1	—	0.1
	$0.2	$0.7	$0.9	$(0.3)	$1.0	$0.7

	Three Months Ended March 31, 2011			Six Months Ended March 31, 2011
		Selling,			Selling,
	Cost of	General and		Cost of	General and
	Sales	Administrative	Total	Sales	Administrative	Total

Access equipment	$(4.5)	$(1.3)	$(5.8)	$4.3	$1.4	$5.7
Fire & emergency	—	0.7	0.7	—	1.4	1.4
Commercial	0.1	0.3	0.4	0.1	0.3	0.4
	$(4.4)	$(0.3)	$(4.7)	$4.4	$3.1	$7.5

Changes in the Company’s restructuring reserves for the six months ended March 31, 2012, which are included within “Other current liabilities” in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	Employee
	Severance and
	Termination
	Benefits	Other	Total

Beginning balance	$3.6	$—	$3.6
Restructuring provisions	(0.1)	0.8	0.7
Utilized - cash	(1.5)	(0.7)	(2.2)
Utilized - noncash	—	(0.1)	(0.1)
Foreign currency translation	(0.1)	—	(0.1)
Ending balance	$1.9	$—	$1.9

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15.       Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Service cost	$5.5	$4.8	$11.1	$8.9
Interest cost	4.1	3.6	8.2	6.9
Expected return on plan assets	(3.9)	(3.8)	(7.8)	(7.7)
Amortization of prior service cost	0.6	0.6	1.2	1.0
Amortization of net actuarial loss	1.8	2.2	3.6	3.5
Net periodic benefit cost	$8.1	$7.4	$16.3	$12.6

The Company expects to make discretionary contributions of approximately $40.0 million to its pension plans in fiscal 2012 compared to $25.9 million in fiscal 2011.

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Service cost	$1.8	$1.2	$3.6	$2.3
Interest cost	0.8	0.7	1.7	1.5
Amortization of net actuarial loss	0.3	0.2	0.6	0.5
Net periodic benefit cost	$2.9	$2.1	$5.9	$4.3

The Company made contributions to fund benefit payments of $0.7 million and $0.6 million for the six months ended March 31, 2012 and 2011, respectively, under its other post-employment benefit plans. The Company estimates that it will make additional contributions of approximately $1.0 million under these other post-employment benefit plans prior to the end of fiscal 2012.

16.       Income Taxes

The Company’s effective income tax rate was 29.9% and 34.6% for the six months ended March 31, 2012 and 2011, respectively. The effective income tax rate for the six months ended March 31, 2012 was favorably impacted by discrete tax benefits, including the impact of benefits associated with the settlement of foreign tax audits (220 basis points), reductions of tax reserves related to the expiration of statutes of limitations (90 basis points), receipt of interest on refundable taxes (70 basis points) and an adjustment to reflect positions taken on previously filed tax returns (300 basis points). The effective income tax rate for the six months ended March 31, 2011 was favorably impacted by discrete tax benefits, including the impact of benefits associated with foreign tax credits related to a decision to repatriate earnings previously fully reinvested (230 basis points), reductions of tax reserves related to the expiration of statutes of limitations (70 basis points) and the December 2010 reinstatement of the U.S. research and development tax credit (80 basis points). These discrete benefits were partially offset by unbenefitted losses in foreign tax jurisdictions (220 basis points) due to cumulative net operating losses.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $52.8 million and $54.4 million as of March 31, 2012 and September 30, 2011, respectively. As of March 31, 2012, net unrecognized tax benefits, excluding interest and penalties, of $41.9 million would affect the Company’s net income if recognized, $21.8 million of which would impact net income from continuing operations.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Company’s Condensed Consolidated Statements of Income. During the six months ended March 31, 2012, the Company recorded interest income on refundable income taxes of $1.2 million and no tax penalties. During the six months ended March 31, 2011, the Company recognized $0.9 million in interest and penalties. At March 31, 2012, the Company had accruals for the payment of interest and penalties of $14.9 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $9.1 million, because the Company’s tax positions are sustained on audit, because the Company agrees to their disallowance or the applicable statute of limitations closes.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. At March 31, 2012, the Company was under audit by the U.S. Internal Revenue Service for the taxable years ended September 30, 2008 and 2009, and the state of Wisconsin for the taxable years 2006 through 2009.

17.       Earnings Per Share

The following table sets forth the computation of basic and diluted weighted-average shares used in the denominator of the per share calculations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Basic weighted-average shares outstanding	91,359,575	90,839,750	91,272,488	90,716,175
Effect of dilutive stock options and other equity-based compensation awards	583,987	964,606	557,472	921,762
Diluted weighted-average shares outstanding	91,943,562	91,804,356	91,829,960	91,637,937

Options to purchase 3,097,327 shares of Common Stock were outstanding during the three and six months ended March 31, 2012, but were not included in the computation of diluted earnings per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive. Options to purchase 1,399,955 shares of Common Stock were outstanding during the three and six months ended March 31, 2011, but were not included in the computation of diluted earnings per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company had reserves of $2.1 million and $2.1 million for losses related to environmental matters that were probable and estimable at March 31, 2012 and September 30, 2011, respectively. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Personal Injury Actions and Other - Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $3.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At March 31, 2012 and September 30, 2011, reserves for product and general liability claims were $44.8 million and $41.7 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $215.2 million, and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $32.7 million, at March 31, 2012.

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

While the Family of Medium Tactical Vehicles (“FMTV”) contract was profitable for the first six months of fiscal 2012 and the Company expects the contract to remain profitable throughout the remaining life of the contract, the Company’s expectation of future profitability is based on certain assumptions including estimates of future material and production costs. Management cost assumptions include estimates for future increases in the costs of materials, targeted cost savings and production efficiencies. There are inherent uncertainties related to these estimates. Small changes in estimates can have a significant impact on profitability under the contract. For example, a 1% escalation in material costs over the Company’s projection for FMTV orders currently in backlog would increase the cost of materials by approximately $20 million. While this amount is less than the expected future profitability of the FMTV contract, it would reduce the expected future gross margins on orders currently in backlog. It is possible that other assumptions underlying the analysis could change in such a manner that the Company would determine in the future that this is a loss contract, which could result in a material charge to earnings.

19.       Business Segment Information

The Company is organized into four reportable segments based on the internal organization used by management for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Selected financial information concerning the Company’s product lines and reportable segments was as follows (in millions):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	External	Inter-	Net	External	Inter-	Net
	Customers	segment	Sales	Customers	segment	Sales

Access equipment
Aerial work platforms	$406.4	$—	$406.4	$237.1	$—	$237.1
Telehandlers	251.0	—	251.0	138.1	—	138.1
Other	102.0	1.0	103.0	96.0	—	96.0
Total access equipment	759.4	1.0	760.4	471.2	—	471.2

Defense	986.5	0.8	987.3	971.3	1.0	972.3

Fire & emergency	170.7	10.8	181.5	172.4	4.8	177.2

Commercial
Concrete placement	52.7	—	52.7	40.1	—	40.1
Refuse collection	79.7	—	79.7	72.5	—	72.5
Other	26.3	9.0	35.3	18.1	21.0	39.1
Total commercial	158.7	9.0	167.7	130.7	21.0	151.7
Intersegment eliminations	—	(21.6)	(21.6)	—	(26.8)	(26.8)
Consolidated	$2,075.3	$—	$2,075.3	$1,745.6	$—	$1,745.6

	Six Months Ended March 31, 2012			Six Months Ended March 31, 2011
	External	Inter-	Net	External	Inter-	Net
	Customers	segment	Sales	Customers	segment	Sales

Access equipment
Aerial work platforms	$661.4	$—	$661.4	$357.0	$—	$357.0
Telehandlers	399.4	—	399.4	223.4	—	223.4
Other	203.7	123.6	327.3	181.4	36.7	218.1
Total access equipment	1,264.5	123.6	1,388.1	761.8	36.7	798.5

Defense	2,036.7	1.6	2,038.3	2,083.1	2.9	2,086.0

Fire & emergency	329.0	15.5	344.5	369.5	9.2	378.7

Commercial
Concrete placement	99.4	—	99.4	74.6	—	74.6
Refuse collection	175.0	—	175.0	122.7	—	122.7
Other	49.3	15.6	64.9	34.7	39.2	73.9
Total commercial	323.7	15.6	339.3	232.0	39.2	271.2
Intersegment eliminations	—	(156.3)	(156.3)	—	(88.0)	(88.0)
Consolidated	$3,953.9	$—	$3,953.9	$3,446.4	$—	$3,446.4

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Operating income (loss):
Access equipment	$68.4	$17.7	$81.5	$1.0
Defense	41.9	141.6	134.3	359.5
Fire & emergency	(11.3)	(6.6)	(21.3)	(4.0)
Commercial	3.9	5.3	10.8	(2.4)
Corporate	(27.0)	(25.5)	(54.1)	(56.7)
Intersegment eliminations	—	(0.1)	—	3.7
	75.9	132.4	151.2	301.1
Interest expense, net of interest income	(17.6)	(20.7)	(37.6)	(46.4)
Miscellaneous, net	1.3	0.4	(4.3)	0.1
Income from operations before income taxes and equity in earnings (losses) of unconcolidated affiliates	$59.6	$112.1	$109.3	$254.8

	March 31,	September 30,
	2012	2011
Identifiable assets:
Access equipment:
U.S.	$1,781.0	$1,779.8
Europe (a)	703.0	694.0
Rest of the world	300.3	248.9
Total access equipment	2,784.3	2,722.7
Defense - U.S. (a)	628.7	762.3
Fire & emergency:
U.S.	558.1	518.9
Europe	13.4	12.9
Total fire & emergency	571.5	531.8
Commercial:
U.S.	309.9	321.4
Other North America (a)	42.4	41.5
Total commercial	352.3	362.9
Corporate:
U.S. (b)	452.3	441.2
Rest of the world	4.1	6.0
Total corporate	456.4	447.2
Consolidated	$4,793.2	$4,826.9

(a)         Includes investment in unconsolidated affiliates.

(b)         Primarily includes cash and short-term investments.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Net sales by geographic region based on product shipment destination were as follows (in millions):

	Six Months Ended
	March 31,
	2012	2011
Net sales:
United States	$3,167.6	$2,876.0
Other North America	109.3	71.8
Europe, Africa and Middle East	426.2	309.7
Rest of the world	250.8	188.9
Consolidated	$3,953.9	$3,446.4

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

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2012

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$1,016.0	$857.9	$252.1	$(50.7)	$2,075.3
Cost of sales	944.7	714.2	227.0	(50.0)	1,835.9
Gross income	71.3	143.7	25.1	(0.7)	239.4
Selling, general and administrative expenses	56.3	47.4	45.0	—	148.7
Amortization of purchased intangibles	—	10.2	4.6	—	14.8
Operating income (loss)	15.0	86.1	(24.5)	(0.7)	75.9
Interest expense	(45.8)	(19.9)	(1.2)	48.7	(18.2)
Interest income	0.6	7.6	41.1	(48.7)	0.6
Miscellaneous, net	2.8	(56.2)	54.7	—	1.3
Income (loss) from operations before income taxes	(27.4)	17.6	70.1	(0.7)	59.6
Provision for (benefit from) income taxes	(6.2)	4.6	23.5	(0.3)	21.6
Income (loss) from operations before equity in earnings of affiliates	(21.2)	13.0	46.6	(0.4)	38.0
Equity in earnings (losses) of consolidated subsidiaries	58.7	28.5	20.2	(107.4)	—
Equity in earnings (losses) of unconsolidated affiliates	(0.2)	—	0.2	—	—
Net income (loss)	37.3	41.5	67.0	(107.8)	38.0
Net (income) loss attributable to the noncontrolling interest	—	—	(0.7)	—	(0.7)
Net income (loss) attributable to Oshkosh Corporation	$37.3	$41.5	$66.3	$(107.8)	$37.3

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$1,004.9	$553.7	$227.9	$(40.9)	$1,745.6
Cost of sales	834.1	477.9	193.3	(40.8)	1,464.5
Gross income	170.8	75.8	34.6	(0.1)	281.1
Selling, general and administrative expenses	52.6	45.1	36.0	—	133.7
Amortization of purchased intangibles	—	9.8	5.2	—	15.0
Operating income (loss)	118.2	20.9	(6.6)	(0.1)	132.4
Interest expense	(50.0)	(22.1)	(0.9)	51.3	(21.7)
Interest income	0.9	6.2	45.2	(51.3)	1.0
Miscellaneous, net	3.4	(32.1)	29.1	—	0.4
Income (loss) from operations before income taxes	72.5	(27.1)	66.8	(0.1)	112.1
Provision for (benefit from) income taxes	31.2	(11.2)	24.2	—	44.2
Income (loss) from operations before equity in earnings of affiliates	41.3	(15.9)	42.6	(0.1)	67.9
Equity in earnings (losses) of consolidated subsidiaries	26.6	13.4	(11.1)	(28.9)	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	(0.2)	—	(0.2)
Net income (loss)	67.9	(2.5)	31.3	(29.0)	67.7
Net (income) loss attributable to the noncontrolling interest	—	—	0.2	—	0.2
Net income (loss) attributable to Oshkosh Corporation	$67.9	$(2.5)	$31.5	$(29.0)	$67.9

Condensed Consolidating Statement of Income

For the Six Months Ended March 31, 2012

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$2,086.8	$1,600.2	$467.1	$(200.2)	$3,953.9
Cost of sales	1,895.4	1,381.8	414.2	(199.4)	3,492.0
Gross income	191.4	218.4	52.9	(0.8)	461.9
Selling, general and administrative expenses	110.9	87.1	83.0	—	281.0
Amortization of purchased intangibles	0.1	20.2	9.4	—	29.7
Operating income (loss)	80.4	111.1	(39.5)	(0.8)	151.2
Interest expense	(93.9)	(39.4)	(2.2)	96.7	(38.8)
Interest income	1.1	15.1	81.7	(96.7)	1.2
Miscellaneous, net	4.9	(91.2)	82.0	—	(4.3)
Income (loss) from operations before income taxes	(7.5)	(4.4)	122.0	(0.8)	109.3
Provision for (benefit from) income taxes	(2.0)	(2.6)	37.6	(0.3)	32.7
Income (loss) from operations before equity in earnings of affiliates	(5.5)	(1.8)	84.4	(0.5)	76.6
Equity in earnings (losses) of consolidated subsidiaries	81.9	48.9	13.7	(144.5)	—
Equity in earnings (losses) of unconsolidated affiliates	(0.2)	—	0.9	—	0.7
Net income (loss)	76.2	47.1	99.0	(145.0)	77.3
Net (income) loss attributable to the noncontrolling interest	—	—	(1.1)	—	(1.1)
Net income (loss) attributable to Oshkosh Corporation	$76.2	$47.1	$97.9	$(145.0)	$76.2

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Income

For the Six Months Ended March 31, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$2,164.6	$973.2	$423.1	$(114.5)	$3,446.4
Cost of sales	1,749.0	848.0	377.7	(118.4)	2,856.3
Gross income	415.6	125.2	45.4	3.9	590.1
Selling, general and administrative expenses	107.1	86.6	65.0	—	258.7
Amortization of purchased intangibles	—	19.9	10.4	—	30.3
Operating income (loss)	308.5	18.7	(30.0)	3.9	301.1
Interest expense	(104.8)	(44.7)	(2.1)	103.4	(48.2)
Interest income	1.7	12.8	90.7	(103.4)	1.8
Miscellaneous, net	5.7	(56.0)	50.4	—	0.1
Income (loss) from operations before income taxes	211.1	(69.2)	109.0	3.9	254.8
Provision for (benefit from) income taxes	68.1	(21.7)	40.4	1.4	88.2
Income (loss) from operations before equity in earnings of affiliates	143.0	(47.5)	68.6	2.5	166.6
Equity in earnings (losses) of consolidated subsidiaries	24.5	12.9	(42.5)	5.1	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	0.2	—	0.2
Net income (loss)	167.5	(34.6)	26.3	7.6	166.8
Net (income) loss attributable to the noncontrolling interest	—	—	0.7	—	0.7
Net income (loss) attributable to Oshkosh Corporation	$167.5	$(34.6)	$27.0	$7.6	$167.5

Condensed Consolidating Balance Sheet

As of March 31, 2012

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$340.0	$6.6	$41.8	$—	$388.4
Receivables, net	489.8	488.8	179.8	(43.1)	1,115.3
Inventories, net	139.9	449.6	262.1	(2.3)	849.3
Other current assets	65.1	39.0	23.3	—	127.4
Total current assets	1,034.8	984.0	507.0	(45.4)	2,480.4
Investment in and advances to consolidated subsidiaries	2,504.4	(1,372.1)	3,023.7	(4,156.0)	—
Intangible assets, net	2.6	1,130.2	720.0	—	1,852.8
Other long-term assets	155.0	151.7	153.3	—	460.0
Total assets	$3,696.8	$893.8	$4,404.0	$(4,201.4)	$4,793.2

Liabilities and Equity
Current liabilities:
Accounts payable	$402.9	$272.4	$119.5	$(37.4)	$757.4
Customer advances	238.6	174.5	7.2	—	420.3
Other current liabilities	170.3	167.1	81.1	(8.0)	410.5
Total current liabilities	811.8	614.0	207.8	(45.4)	1,588.2
Long-term debt, less current maturities	987.5	—	0.2	—	987.7
Other long-term liabilities	206.2	154.9	164.9	—	526.0
Equity:
Oshkosh Corporation shareholders’ equity	1,690.1	124.9	4,029.9	(4,154.8)	1,690.1
Noncontrolling interest	1.2	—	1.2	(1.2)	1.2
Total equity	1,691.3	124.9	4,031.1	(4,156.0)	1,691.3
Total liabilities and equity	$3,696.8	$893.8	$4,404.0	$(4,201.4)	$4,793.2

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of September 30, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$376.3	$13.5	$38.7	$—	$428.5
Receivables, net	525.8	521.4	135.8	(93.9)	1,089.1
Inventories, net	194.0	336.8	257.9	(1.9)	786.8
Other current assets	86.0	34.8	29.4	—	150.2
Total current assets	1,182.1	906.5	461.8	(95.8)	2,454.6
Investment in and advances to consolidated subsidiaries	2,506.5	(1,402.6)	2,902.4	(4,006.3)	—
Intangible assets, net	2.7	1,131.4	746.1	—	1,880.2
Other long-term assets	167.4	156.6	168.1	—	492.1
Total assets	$3,858.7	$791.9	$4,278.4	$(4,102.1)	$4,826.9

Liabilities and Equity
Current liabilities:
Accounts payable	$498.6	$298.7	$61.3	$(89.7)	$768.9
Customer advances	334.8	120.2	13.6	—	468.6
Other current liabilities	208.3	167.1	85.0	(6.1)	454.3
Total current liabilities	1,041.7	586.0	159.9	(95.8)	1,691.8
Long-term debt, less current maturities	1,020.0	—	—	—	1,020.0
Other long-term liabilities	200.4	172.4	145.7	—	518.5
Equity:
Oshkosh Corporation shareholders’ equity	1,596.5	33.5	3,972.7	(4,006.2)	1,596.5
Noncontrolling interest	0.1	—	0.1	(0.1)	0.1
Total equity	1,596.6	33.5	3,972.8	(4,006.3)	1,596.6
Total liabilities and equity	$3,858.7	$791.9	$4,278.4	$(4,102.1)	$4,826.9

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2012

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$(40.1)	$(16.7)	$103.7	$—	$46.9

Investing activities:
Additions to property, plant and equipment	(12.0)	(7.7)	(4.4)	—	(24.1)
Additions to equipment held for rental	—	—	(3.1)	—	(3.1)
Intercompany investing	81.2	28.7	(96.9)	(13.0)	—
Other investing activities	5.2	1.0	1.6	—	7.8
Net cash provided (used) by investing activities	74.4	22.0	(102.8)	(13.0)	(19.4)

Financing activities:
Repayment of long-term debt	(72.5)	—	—	—	(72.5)
Net repayments under revolving credit facility	—	—	—	—	—
Intercompany financing	(0.6)	(13.0)	0.6	13.0	—
Other financing activities	2.5	—	0.2	—	2.7
Net cash provided (used) by financing activities	(70.6)	(13.0)	0.8	13.0	(69.8)

Effect of exchange rate changes on cash	—	0.8	1.4	—	2.2
Increase (decrease) in cash and cash equivalents	(36.3)	(6.9)	3.1	—	(40.1)
Cash and cash equivalents at beginning of period	376.3	13.5	38.7	—	428.5
Cash and cash equivalents at end of period	$340.0	$6.6	$41.8	$—	$388.4

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$90.1	$61.1	$105.4	$—	$256.6

Investing activities:
Additions to property, plant and equipment	(17.5)	(8.8)	(4.7)	—	(31.0)
Additions to equipment held for rental	—	—	(3.1)	—	(3.1)
Intercompany investing	154.1	(37.1)	(103.4)	(13.6)	—
Other investing activities	(0.2)	0.1	7.5	—	7.4
Net cash provided (used) by investing activities	136.4	(45.8)	(103.7)	(13.6)	(26.7)

Financing activities:
Repayment of long-term debt	(65.2)	(0.1)	—	—	(65.3)
Net repayments under revolving credit facility	(100.0)	—	—	—	(100.0)
Intercompany financing	(0.6)	(13.0)	—	13.6	—
Other financing activities	8.8	—	—	—	8.8
Net cash provided (used) by financing activities	(157.0)	(13.1)	—	13.6	(156.5)

Effect of exchange rate changes on cash	—	0.2	4.1	—	4.3
Increase (decrease) in cash and cash equivalents	69.5	2.4	5.8	—	77.7
Cash and cash equivalents at beginning of period	202.2	2.5	134.3	—	339.0
Cash and cash equivalents at end of period	$271.7	$4.9	$140.1	$—	$416.7

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview,” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets; the expected level and timing of the U.S. Department of Defense (“DoD”) procurement of products and services and funding thereof; risks related to reductions in government expenditures in light of U.S. defense budget pressures and an uncertain DoD tactical wheeled vehicle strategy; increasing commodity and other raw material costs, particularly in a sustained economic recovery; the ability to increase prices to offset higher input costs; risks related to facilities consolidation and alignment, including costs and charges thereof and that anticipated cost savings may not be achieved; the Company’s ability to produce vehicles under the Family of Medium Tactical Vehicles (“FMTV”) contract at targeted margins; the duration of the ongoing global economic weakness, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than Company or equity market expectations; the potential for the U.S. government to competitively bid the Company’s Army and Marine Corps contracts; the consequences of financial leverage, which could limit the Company’s ability to pursue various opportunities; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including foreign currency fluctuations and compliance with the Foreign Corrupt Practices Act; risks related to actions of activist shareholders; and the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2012 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Fire & emergency — custom and commercial firefighting vehicles and equipment, aircraft rescue and firefighting vehicles, snow removal vehicles, ambulances and other emergency vehicles primarily sold to fire departments, airports and other governmental units, mobile medical trailers sold to hospitals and third-party medical service providers in Europe and broadcast vehicles sold to broadcasters and TV stations in North America and abroad.

Commercial — concrete mixers, refuse collection vehicles, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in the Americas and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the U.S. and abroad.

Executive Overview

The Company reported that earnings per share declined to $0.41 for the second quarter of fiscal 2012 compared to $0.74 in the second quarter of fiscal 2011. While consolidated sales increased $329.7 million, or 18.9%, on strong replacement driven demand for aerial work platforms and telehandlers, a shift in defense segment sales mix from higher margin Family of Heavy Tactical Vehicles (“FHTV”) and aftermarket parts to lower margin FMTVs resulted in a decline in operating income and earnings per share. Margins on sales under the FMTV program continued to show improvement in the second quarter of fiscal 2012 compared to the first quarter of fiscal 2012. Margins on this program remained at low, single digits, and the Company expects margins on this program to remain well below historical margin levels of the defense segment through the life of the five-year contract.

Access equipment sales continued to rebound, increasing $289.2 million, or 61.4%, in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011, primarily on replacement demand in North America. In North America, higher equipment utilization, rental rates and used equipment values made it more cost effective for the Company’s customers to replace older equipment. The Company continued to experience strength in South America and Australia, driven by continued product adoption, along with economic and infrastructure driven demand. The European access equipment market, while still cautious due to economic concerns, has exhibited more positive signs than the Company experienced in previous quarters. In addition, previously announced price increases began to offset higher material costs in the second quarter of fiscal 2012, contributing to significantly higher operating income margins in this segment. The Company believes that it will realize more of the previously announced price increases in the remainder of fiscal 2012.

The Company continued to incur costs and inefficiencies in the second quarter of fiscal 2012 related to the consolidation of manufacturing facilities in its fire & emergency segment, although at lower levels than experienced in previous quarters. The Company is actively working to eliminate these costs and inefficiencies.

The Company continues to believe that fiscal 2012 will be a transitional period for the Company. Similar to previous expectations, and consistent with the first six months of fiscal 2012, the Company expects the benefit of a recovery in the access equipment segment to be more than offset by a significant adverse product sales mix shift in the defense segment resulting in significantly lower operating income and net income in fiscal 2012 compared to fiscal 2011. The Company continues to invest in the implementation and execution of its MOVE strategy, which the Company expects will benefit operating results beginning in fiscal 2013.

While the FMTV contract was profitable for the first six months of fiscal 2012 and the Company expects the contract to remain profitable throughout the remaining life of the contract, the Company’s expectation of future profitability is based on certain assumptions including estimates of future material and production costs. Management cost assumptions include estimates for future increases in the costs of materials, targeted cost savings and production efficiencies. There are inherent uncertainties related to these estimates. Small changes in estimates can have a significant impact on profitability under the contract. For example, a 1% escalation in material costs over the Company’s projection for FMTV orders currently in backlog would increase the cost of materials by approximately $20 million. While this amount is less than the expected future profitability of the FMTV contract, it would reduce the expected future gross margins on orders currently in backlog. It is possible that other assumptions underlying the analysis could change in such a manner that the Company would determine in the future that this is a loss contract, which could result in a material charge to earnings.

The Company believes that diluted earnings per share in the last six months of fiscal 2012 will be modestly higher than the first six months of fiscal 2012, with the third quarter generally being stronger than the fourth quarter due to seasonality in the access equipment segment and to a lesser extent in the commercial segment.

The Company believes that access equipment segment sales will be approximately 35% to 40% higher in fiscal 2012 compared to fiscal 2011. The Company believes that operating income margins in the access equipment segment will improve modestly in the second half of fiscal 2012 compared to the second quarter of fiscal 2012, leading to operating income margins in the 7.5% to 8.0% range for fiscal 2012.

The Company believes fiscal 2012 sales in the defense segment will decline approximately 10% to 15% compared to fiscal 2011. The Company expects fiscal 2012 defense segment operating income margins to be nearly 5%.

The Company believes that fire & emergency segment sales will be up slightly in fiscal 2012 compared to fiscal 2011. Backlog in this segment supports significantly higher sales levels in the third and fourth quarters of fiscal 2012 versus the first two quarters of fiscal 2012. The Company expects operating income in this segment to be approximately breakeven for fiscal 2012 reflecting the benefit of higher sales in the second half of the year and improved operating efficiencies.

The Company expects commercial segment fiscal 2012 sales to be up approximately 15% compared to fiscal 2011 and operating income margins to be in the low single digits.

The Company expects corporate expenses will be slightly higher in fiscal 2012 compared to fiscal 2011 due to costs related to the proxy contest in connection with the Company’s 2012 annual shareholders’ meeting. The Company expects lower interest expense reflecting the expiration of the Company’s interest rate swap in December 2011 and lower debt levels. The Company expects its income tax rate for fiscal 2012 to approximate 32% to 34%. The Company believes capital expenditures for the year will be between $75 million and $85 million, down from its previous estimate of $85 million to $95 million.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2012	2011	2012	2011
Net sales:
Access equipment	$760.4	$471.2	$1,388.1	$798.5
Defense	987.3	972.3	2,038.3	2,086.0
Fire & emergency	181.5	177.2	344.5	378.7
Commercial	167.7	151.7	339.3	271.2
Intersegment eliminations	(21.6)	(26.8)	(156.3)	(88.0)
Consolidated	$2,075.3	$1,745.6	$3,953.9	$3,446.4

Second Quarter Fiscal 2012 Compared to 2011

Consolidated net sales increased 18.9% to $2.08 billion for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Increased replacement driven demand for aerial work platforms and telehandlers in the access equipment segment and higher defense segment FMTV sales were offset in part by the expected decline in sales of FHTVs and aftermarket parts, also in the defense segment.

Access equipment segment net sales increased 61.4% to $760.4 million for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 principally as a result of higher unit volumes ($241.9 million) and the realization of previously announced price increases. Sales grew by double-digit percentages compared to the prior year quarter in all major regions of the globe, with the largest increase in North America, driven largely by demand for replacement of aged equipment.

Defense segment net sales increased 1.5% to $987.3 million for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. The increase was primarily due to higher FMTV sales ($394.0 million increase) offset in part by lower FHTV sales ($219.0 million decrease) and lower aftermarket parts sales ($113.7 million decrease).

Fire & emergency segment net sales increased 2.4% to $181.5 million for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. The increase in sales primarily reflected increased intersegment production for the defense segment.

Commercial segment net sales increased 10.6% to $167.7 million for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. The increase in sales was primarily attributable to increased demand for aftermarket parts & service ($7.4 million increase), an almost 60% increase in concrete placement vehicle unit sales from very low prior year volumes and a 25% increase in refuse collection vehicle unit sales compared to the prior year quarter, offset in part by lower intersegment production for the defense segment ($11.9 million reduction).

First Six Months of Fiscal 2012 Compared to 2011

Consolidated net sales increased 14.7% to $3.95 billion for the first six months of fiscal 2012 compared to the first six months of fiscal 2011. Higher FMTV sales and an increase in demand for aerial work platforms and telehandlers were offset in part by expected declines in sales of FHTV vehicles and defense aftermarket parts and service.

Access equipment segment net sales increased 73.8% to $1.39 billion for the first six months of fiscal 2012 compared to the first six months of fiscal 2011. Sales to external customers totaled $1.26 billion for the first six months of fiscal 2012, a 65.9% increase compared to the first six months of fiscal 2011. The Company realized double-digit sales increases in all regions of the world and across all product lines, generally as a result of replacement of aged equipment in North America and parts of Europe, as well as economic growth and increased product adoption in emerging markets. In addition, sales included $123.6 million in intersegment MRAP All-Terrain Vehicle (M-ATV) related sales in the first six months fiscal 2012 compared to $36.7 million in the first six months of fiscal 2011.

Defense segment net sales decreased 2.3% to $2.04 billion for the first six months of fiscal 2012 compared to the first six months of fiscal 2011. The decrease was primarily due to reductions in FHTV volume ($380.5 million reduction) and aftermarket parts and service sales ($368.3 million reduction) offset in part by higher FMTV volume ($690.4 million increase). The Company began initial low rate production under the FMTV contract in the first quarter of fiscal 2011.

Fire & emergency segment net sales decreased 9.0% to $344.5 million for the first six months of fiscal 2012 compared to the first six months of fiscal 2011. The decrease in sales primarily reflected lower shipments of airport products ($31.2 million decrease). Revenues for the first six months of fiscal 2011 included the sale of 24 aircraft rescue and firefighting vehicles to airports in Pakistan.

Commercial segment net sales increased 25.1% to $339.3 million for the first six months of fiscal 2012 compared to the first six months of fiscal 2011. The increase in sales was primarily the result of a $52.3 million increase in refuse collection vehicle volume partially resulting from the expiration of a U.S. bonus tax depreciation deduction at the end of calendar 2011.

Analysis of Consolidated Cost of Sales

Second Quarter 2012 Compared to 2011

Consolidated cost of sales increased to $1.84 billion, or 88.5% of sales, in the second quarter of fiscal 2012 compared to $1.46 billion, or 83.9% of sales, in the second quarter of fiscal 2011. The 460 basis point increase in cost of sales as a percentage of sales in the second quarter of fiscal 2012 was generally due to adverse product mix, largely in the defense segment (470 basis points), and material cost increases in excess of price increases (150 basis points), offset in part by higher absorption of fixed costs associated with higher sales (170 basis points).

First Six Months 2012 Compared to 2011

Consolidated cost of sales increased to $3.49 billion, or 88.3% of sales, in the first six months of fiscal 2012 compared to $2.86 billion, or 82.9% of sales, in the first six months of fiscal 2011. The 540 basis point increase in cost of sales as a percentage of sales in the first six months of fiscal 2012 was generally due to adverse product mix, largely in the defense segment (540 basis points), and material cost increases in excess of price increases (130 basis points), offset in part by higher absorption of fixed costs associated with higher sales (150 basis points).

Analysis of Consolidated Operating Income

The following table presents operating income by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2012	2011	2012	2011
Operating income (loss):
Access equipment	$68.4	$17.7	$81.5	$1.0
Defense	41.9	141.6	134.3	359.5
Fire & emergency	(11.3)	(6.6)	(21.3)	(4.0)
Commercial	3.9	5.3	10.8	(2.4)
Corporate	(27.0)	(25.5)	(54.1)	(56.7)
Intersegment eliminations	—	(0.1)	—	3.7
Consolidated	$75.9	$132.4	$151.2	$301.1

Second Quarter Fiscal 2012 Compared to 2011

Consolidated operating income decreased 42.7% to $75.9 million, or 3.7% of sales, in the second quarter of fiscal 2012 compared to $132.4 million, or 7.6% of sales, in the second quarter of fiscal 2011. Increased earnings on higher access equipment segment sales were more than offset by lower defense segment earnings that resulted from an adverse sales mix.

Access equipment segment operating income increased 285.3% to $68.4 million, or 9.0% of sales, in the second quarter of fiscal 2012 compared to $17.7 million, or 3.8% of sales, in the prior year quarter. The improvement in operating results primarily reflected higher volume and improved product mix (combined increase of $74.4 million), the realization of previously announced price increases ($31.6 million) and improved absorption related to higher sales volume ($8.7 million), offset by higher raw material costs ($46.4 million) and increased new product development spending ($6.6 million).

Defense segment operating income decreased 70.4% to $41.9 million, or 4.2% of sales, in the second quarter of fiscal 2012 compared to $141.6 million, or 14.6% of sales, in the prior year quarter. The decrease in operating income as a percentage of sales compared to the prior year quarter reflected adverse changes in the product sales mix. Benefits of revenue and cost estimate changes of $15.2 million recognized in the second quarter of fiscal 2011 on undefinitized M-ATV change orders also adversely impacted comparisons to the prior year period. The Company recorded higher profit margins on the FMTV program during the second quarter compared to the first quarter of fiscal 2012, although the profit margins remained in the low single digits.

The fire & emergency segment reported an operating loss of $11.3 million, or 6.2% of sales, for the second quarter of fiscal 2012 compared to an operating loss of $6.6 million, or 3.7% of sales, in the prior year quarter. Operating results for the second quarter of fiscal 2012 included charges and severance costs totaling $2.4 million related to exiting the U.S. mobile medical trailer product line and workforce reductions at Pierce, as well as $2.6 million of litigation and environmental remediation charges. Operating results during the second quarter of fiscal 2012 and fiscal 2011 were also negatively impacted by $2.9 million and $2.6 million, respectively, as a result of inefficiencies related to the transition of ambulance production to the Company’s facilities in Florida.

Commercial segment operating income decreased 27.7% to $3.9 million, or 2.3% of sales, in the second quarter of fiscal 2012 compared to $5.3 million, or 3.5% of sales, in the prior year quarter. The decrease in operating income primarily resulted from weaker overhead absorption on lower production volumes while certain production lines were reconfigured ($3.0 million), and higher personnel costs largely due to the elimination of employee furloughs ($1.7 million), offset in part by earnings on the higher sales volume.

Corporate operating expenses increased $1.5 million to $27.0 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Corporate operating expenses in the second quarter of fiscal 2012 included $3.6 million of costs related to the proxy contest in connection with the Company’s 2012 annual shareholders’ meeting.

Consolidated selling, general and administrative expenses increased 11.3% to $148.7 million, or 7.2% of sales, in the second quarter of fiscal 2012 compared to $133.7 million, or 7.7% of sales, in the second quarter of fiscal 2011. The increase in selling, general and administrative expenses was due primarily to higher salary and fringe benefits ($7.8 million) and costs related to the proxy contest ($3.6 million). The decrease in consolidated selling, general and administrative expenses as a percentage of sales was largely due to the increase in sales on a relatively fixed cost base.

First Six Months Fiscal 2012 Compared to 2011

Consolidated operating income decreased 49.8% to $151.2 million, or 3.8% of sales, in the first six months of fiscal 2012 compared to $301.1 million, or 8.7% of sales, in the first six months of fiscal 2011. The decrease in consolidated operating income was primarily attributable to the defense segment, where an adverse sales mix negatively impacted operating income comparisons, offset in part by increased earnings on higher access equipment segment sales.

Access equipment segment operating income increased to $81.5 million, or 5.9% of sales, in the first six months of fiscal 2012 compared to $1.0 million, or 0.1% of sales, in the prior year period. The increase in operating income was primarily due to higher sales to external customers ($109.1 million) and realization of price increases ($41.1 million), offset by an increase in raw material costs ($71.3 million) and increased product development spending ($15.6 million).

Defense segment operating income decreased 62.6% to $134.3 million, or 6.6% of sales, in the first six months of fiscal 2012 compared to $359.5 million, or 17.2% of sales, in the first six months of fiscal 2011. The decrease in operating income as a percentage of sales reflected an adverse change in the product mix.

The fire & emergency segment reported an operating loss of $21.3 million, or 6.2% of sales, for the first six months of fiscal 2012 compared to an operating loss of $4.0 million, or 1.1% of sales, in the prior year period. Operating results during the first six months of fiscal 2012 were negatively impacted by lower sales volume, a more competitive pricing environment and higher material costs, as well as costs of $7.7 million related to the transition of ambulance production to the Company’s facilities in Florida, $2.4 million related to exiting the U.S. mobile medical trailer product line and workforce reductions at Pierce, and $2.9 million of litigation and environmental remediation charges. Costs to transition ambulance production to the Company’s facilities in Florida were $4.2 million in the first six months of fiscal 2011.

The commercial segment generated operating income of $10.8 million, or 3.2% of sales, in the first six months of fiscal 2012 compared to an operating loss of $2.4 million, or 0.9% of sales, in the first six months of fiscal 2011. Of the $13.2 million improvement in operating results, approximately $8.5 million related to higher sales volumes and improved product mix.

Corporate operating expenses decreased $2.6 million to $54.1 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011. The decrease in corporate operating expenses was primarily the result of lower spending after allocations of costs to the segments, offset in part by $6.4 million of costs related to the proxy contest in connection with the Company’s 2012 annual meeting of shareholders in the first six months of fiscal 2012.

Consolidated selling, general and administrative expenses increased 8.6% to $281.0 million, or 7.1% of sales, in the first six months of fiscal 2012 compared to $258.7 million, or 7.5% of sales, in the first six months of fiscal 2011. The increase in selling, general and administrative expenses was due primarily to higher salary and fringe benefits ($5.8 million), higher costs associated with international expansion and costs related to the proxy contest ($6.4 million). The decrease in consolidated selling, general and administrative expenses as a percentage of sales was largely due to the increase in sales on a relatively fixed cost base.

Intersegment profit of $3.7 million in the first six months of fiscal 2011 resulted from profit on intercompany sales between segments (largely M-ATV related sales between access equipment and defense). To the extent that the purchasing segment sells the inventory to an outside party, previously deferred intersegment profits are recognized in consolidated earnings through intersegment profit eliminations.

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2012 Compared to 2011

Interest expense net of interest income decreased $3.1 million to $17.6 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011, largely as a result of the expiration of the Company’s interest rate swap in December 2011. In the second quarter of fiscal 2011, interest expense included $3.0 million of expense related to the Company’s interest rate swap. Average debt outstanding decreased from $1.09 billion during the second quarter of fiscal 2011 to $1.00 billion during the second quarter of fiscal 2012.

The Company recorded a provision for income taxes of 36.2% of pre-tax income in the second quarter of fiscal 2012 compared to 39.5% in the prior year quarter. Second quarter fiscal 2011 results included unbenefitted losses in foreign tax jurisdictions, which increased the effective income tax rate for the period by approximately 250 basis points.

Equity in earnings (losses) of unconsolidated affiliates of $(0.2) million in the second quarter of fiscal 2011 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

First Six Months Fiscal 2012 Compared to 2011

Interest expense net of interest income decreased $8.8 million to $37.6 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011, largely as a result of the expiration of the Company’s interest rate swap in December 2011. In the first six months of fiscal 2012 and fiscal 2011, interest expense included $2.2 million and $10.5 million, respectively, of expense related to the Company’s interest rate swap. Average debt outstanding decreased from $1.12 billion during the first six months of fiscal 2011 to $1.02 billion during the first six months of fiscal 2012.

The Company recorded a provision for income taxes of 29.9% of pre-tax income in the first six months of fiscal 2012 compared to 34.6% for the first six months of fiscal 2011. The effective tax rate for the first six months of fiscal 2012 was favorably impacted by discrete tax benefits including the impact of benefits associated with foreign tax audits (220 basis points), reductions of tax reserves related to the expiration of statutes of limitations (90 basis points), receipt of interest on refundable taxes (70 basis points) and an adjustment to reflect positions taken on previously filed tax returns (300 basis points). The effective tax rate for the first six months of fiscal 2011 included discrete tax benefits associated with the impact of benefits associated with foreign tax credits related to a decision to repatriate earnings previously fully reinvested (230 basis points), the December 2010 reinstatement of the U.S. research and development tax credit (80 basis points) and reductions of tax reserves associated with expiration of statutes of limitations (70 basis points). These discrete benefits were partially offset by unbenefitted losses in foreign tax jurisdictions (220 basis points) due to cumulative net operating losses.

Equity in earnings (losses) of unconsolidated affiliates of $0.7 million in the first six months of fiscal 2012 and $0.2 million in the first six months of fiscal 2011 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

Financial Condition at March 31, 2012

The Company’s capitalization was as follows (in millions):

	March 31,	September 30,
	2012	2011
Cash and cash equivalents	$388.4	$428.5
Total debt	987.8	1,060.1
Oshkosh Corporation’s shareholders’ equity	1,690.1	1,596.5
Total capitalization (debt plus equity)	2,677.9	2,656.6
Debt to total capitalization	36.9%	39.9%

The Company repaid $72.5 million of debt during the first six months of fiscal 2012. During the first six months of fiscal 2012, the Company prepaid the final two scheduled principal payments for fiscal 2012 and the first two scheduled principal payments for fiscal 2013 under the Term Loan (as defined in “Liquidity”). The Company’s primary use of cash generated from operations continues to be debt reduction.

In addition to cash and cash equivalents, the Company had $517.3 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of March 31, 2012. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

Cash Flows

Operating Cash Flows

The Company generated $46.9 million of cash from operating activities during the first six months of fiscal 2012 compared to $256.6 million during the first six months of fiscal 2011. The decrease in cash generated by operating activities was primarily due to lower earnings during the first six months of fiscal 2012 and a reduction in amounts collected under undefinitized contracts with the U.S. government. Cash generation (use) from changes in significant working capital accounts was as follows (in millions):

	Six Months Ended
	March 31,
	2012	2011

Receivables, net	$(20.7)	$119.9
Inventories, net	(59.7)	80.8
Accounts payable	(2.5)	(46.6)
Customer advances	(48.3)	(123.2)
	$(131.2)	$30.9

Cash utilized in the first six months of fiscal 2012 for inventory and receivables was generally a result of higher production and sales in the access equipment segment. Changes in inventory, receivables and accounts payable in the first six months of fiscal 2011 were generally a result of a substantial reduction in M-ATV vehicle and parts sales in the defense segment. The decrease in cash utilized for customer advances primarily related to the timing of performance-based payments in the defense segment.

The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Consolidated days sales outstanding (defined as “Trade Receivables” divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 45 days at September 30, 2011 to 47 days at March 31, 2012. The slight increase in days sales outstanding was primarily due to a delay in the definitization of contracts in the defense segment. Days sales outstanding on non-defense sales was 54 days at March 31, 2012, down from 57 days at September 30, 2011. Consolidated inventory turns (defined as “Cost of Sales” divided by the average “Inventory” at the past five quarter end periods) increased from 5.5 times at September 30, 2011 to 5.8 times at March 31, 2012. The slight increase in inventory turns was primarily related to an increase in production rates.

Investing Cash Flows

Cash flows relating to investing activities consist primarily of cash used for capital expenditures. Net cash used in investing activities in the first six months of fiscal 2012 was $19.4 million compared to $26.7 million in the first six months of fiscal 2011. Capital spending, excluding equipment held for rental, of $24.1 million in the first six months of fiscal 2012 reflected a decrease of $6.9 million compared to capital spending in the first six months of fiscal 2011. Fiscal 2011 capital expenditures included equipment for the FMTV contract production ramp-up. In fiscal 2012, the Company expects capital spending to approximate $75 million to $85 million.

Financing Cash Flows

Financing activities consist primarily of repayments of indebtedness. Financing activities resulted in a net use of cash of $69.8 million during the first six months of fiscal 2012 compared to $156.5 million during the first six months of fiscal 2011. In the first six months of fiscal 2012, the Company has used available cash and cash from operations generally for debt reduction.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from operations, availability under the $550.0 million Revolving Credit Facility (as defined below) and available cash and cash equivalents. In addition to cash and cash equivalents of $388.4 million, the Company had $517.3 million of unused availability under the Revolving Credit Facility as of March 31, 2012. These sources of liquidity are needed to fund the Company’s working capital requirements, debt service requirements and capital expenditures. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

The Company has a senior secured credit agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $550 million and (ii) a $650 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million with a balloon payment of $341.25 million due at maturity in October 2015. During the first six months of fiscal 2012, the Company prepaid the principal installments under the Term Loan that were originally due June 30, 2012 through March 31, 2013.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At March 31, 2012, the interest spread on the Revolving Credit Facility and Term Loan was 275 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at March 31, 2012 was 2.99%.

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

•                  Senior Secured Leverage Ratio: A maximum senior secured leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated secured indebtedness to the Company’s EBITDA) of the following:

Fiscal Quarter Ending
March 31, 2012 through September 30, 2012	3.00 to 1.0
Thereafter	2.75 to 1.0

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2012 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Additionally, with certain exceptions, the Credit Agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions in an aggregate amount not exceeding the sum of:

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

Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of March 31, 2012.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 46% of the Company’s net sales in the first six months of fiscal 2012. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders received prior to commencing production.

During the first quarter of fiscal 2012, the U.S. government awarded the Company a two-year extension on its FHTV contract. Under the extended contract, the U.S. government can place orders through October 2013 and deliveries can continue through September 2014. As part of the extended contract, the Company retained the design rights to the Company’s vehicles.

The Company’s backlog as of March 31, 2012 decreased 9.5% to $5.58 billion compared to $6.16 billion at March 31, 2011. Access equipment segment backlog increased 57.9% to $941.5 million at March 31, 2012 compared to $596.3 million at March 31, 2011 largely due to increased orders in North America. Access equipment segment backlog at March 31, 2012 and 2011 included $81.3 million and $55.2 million, respectively, relating to telehandler orders from the DoD. Defense segment backlog decreased 21.2% to $3.93 billion at March 31, 2012 compared to $4.99 billion at March 31, 2011 due largely to the fulfillment of FHTV orders and the delay in finalizing the fiscal 2012 U.S. federal budget. Fire & emergency segment backlog increased 23.1% to $565.8 million at March 31, 2012 compared to $459.8 million at March 31, 2011 due largely to additional logistical requirements associated with international sales, which increase the amount of time between the completion of vehicle production and the ability of the Company to recognize related revenue. Commercial segment backlog increased 15.3% to $137.3 million at March 31, 2012 compared to $119.1 million at March 31, 2011. Unit backlog for concrete mixers was up 31.6% compared to March 31, 2011, primarily as a result of increased international orders. Unit backlog for refuse collection vehicles was down 2.3% compared to March 31, 2011.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 41% of the Company’s March 31, 2012 backlog is not expected to be filled in fiscal 2012.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2012. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2012 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The high levels of sales in our defense business in recent years have been due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, as is the demand for our products that arises out of such events. In addition, current economic conditions have put significant pressure on the U.S. federal budget, including the defense budget. Approximately 94% of our defense segment sales in fiscal 2011 were to the DoD. The DoD budget for fiscal 2012 includes significantly lower funding for purchases of new military vehicles that we manufacture under our FHTV and FMTV contracts than in prior years. In addition, the President’s fiscal 2013 defense budget request, which includes expected funding requests for defense programs through fiscal 2017, includes lower anticipated funding levels for the FHTV and FMTV programs than those that were included in the fiscal 2012 budget and includes no planned funding for the FMTV program starting in fiscal 2015. The President’s fiscal 2013 budget request reflects previously announced plans to cut U.S. defense spending by $487 billion over the next ten years. The Budget Control Act of 2011 contains an automatic sequestration feature that could require cuts to defense spending totaling over $1 trillion during this period if Congress fails to enact the specified $1.2 trillion in U.S. federal deficit reductions. Unless Congress acts, sequestration will result in significant reductions to the defense budget starting in calendar 2013. Moreover, virtually all U.S. troops were withdrawn from Iraq during 2011, and plans exist regarding the withdrawal of U.S. troops from Afghanistan by December 2014, both of which will likely result in a reduction in the level of defense funding allocated to support U.S. military involvement in those conflicts. The magnitude of the adverse impact that federal budget pressures, expected reductions in future defense funding as a result of the withdrawal of U.S. troops from Iraq and planned withdrawal of U.S. troops from Afghanistan and an uncertain DoD tactical wheeled vehicle strategy will have on funding for Oshkosh defense programs is uncertain, but directionally, we expect such funding to decline significantly. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of new contract awards that we may receive.

The decline, compared to historical levels, in overall customer demand in our commercial and fire & emergency markets that we have experienced since the start of the global economic downturn and any further decline could have a material adverse effect on our operating performance. While demand in our access equipment markets has rebounded from historical lows that we experienced during the Great Recession, such demand is dependent on the global economies and may not be sustainable. The access equipment market is highly cyclical and impacted by the strength of economies in general, by prevailing mortgage and other interest rates, by residential and non-residential construction spending, by the ability of rental companies to obtain third party financing to purchase revenue generating assets, by capital expenditures of rental companies in general and by other factors. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by prevailing mortgage and other interest rates, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Refuse collection vehicle markets are also cyclical and impacted by the strength of economies in general, by municipal tax receipts and by capital expenditures of large waste haulers. Fire & emergency markets are cyclical later in an economic downturn and are impacted by the economy generally and by municipal tax receipts and capital expenditures. Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season in the Northern hemisphere.

The global economy continues to experience weakness, which has negatively impacted sales volumes for our access equipment, commercial and fire & emergency products as compared to historical levels. In addition, the global economic weakness has caused lending institutions to tighten their credit lending standards, which has restricted our customers’ access to capital. Continued weakness in U.S. and European housing starts and non-residential construction spending in most geographical areas of the world are further contributing to the lower sales volumes. A lack of significant improvement in residential and non-residential construction spending or continued low levels of construction activity generally may cause future weakness in demand for our products. Municipal tax revenues in the U.S. have weakened, which has negatively impacted demand for fire apparatus and refuse collection vehicles and delayed the recovery in these markets. Furthermore, it is possible that emerging market growth could slow, which could negatively impact our growth in those markets. We cannot provide any assurance that the global economic weakness and tight credit markets will not continue or become more severe. In addition, we cannot provide any assurance that any economic recovery will not progress more slowly than what we or the market expect. If the global economic weakness and tight credit markets continue or become more severe, or if any economic recovery progresses more slowly than what we or the market expect, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

We expect to incur costs and charges as a result of measures such as facilities and operations consolidations and workforce reductions that we expect will reduce costs, and those measures also may be disruptive to our business and may not result in anticipated cost savings.

We have been consolidating facilities and operations in an effort to make our business more efficient and expect to continue to review our overall manufacturing footprint. For example, during the second quarter of fiscal 2012, we continued to address issues associated with earlier facility consolidations at our Bradenton, Florida operations, and we closed our commercial segment facility in McIntire, Iowa and consolidated production from that facility into other commercial segment facilities. We also exited the United States mobile medical trailer product line and announced further workforce reductions in the fire & emergency segment during the second quarter of fiscal 2012. We have incurred, and expect in the future to incur, additional costs and restructuring charges in connection with such consolidations, workforce reductions and other cost reduction measures that have adversely affected and, to the extent incurred in the future would adversely affect, our future earnings and cash flows. Furthermore, such actions may be disruptive to our business, as we are experiencing with the facility consolidations into our Bradenton, Florida operations. This may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities, which would adversely impact our sales levels, operating results and operating margins. In addition, we may not realize the cost savings that we expect to realize as a result of such actions.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of Common Stock. The Company did not repurchase any shares under this authorization during the quarter ended March 31, 2012. As of March 31, 2012, the Company had repurchased 2,769,210 shares under this program at a cost of $6.6 million, leaving the Company with authority to repurchase 3,230,790 shares of Common Stock under this program. The Company can use this authorization at any time, and there is no expiration date associated with the Board authorization. The Company’s credit agreement restricts the Company’s ability to repurchase shares of its Common Stock through financial covenants. The Company’s credit agreement also limits the amount of dividends and other distributions, including repurchases of stock, it may pay to $50 million during any fiscal year; plus the excess of (a) 25% of the cumulative net income of the Company and its consolidated subsidiaries for all fiscal quarters ending after September 27, 2010, over (b) the cumulative amount of all such dividends and other distributions made in any fiscal year ending after such date that exceed $50 million, plus (c) for each of the first four fiscal quarters ending after September 27, 2010, $25 million per fiscal quarter, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0; plus (d) for the period of four fiscal quarters ending September 30, 2011 and for each period of four fiscal quarters ending thereafter, $100 million during such period, in each case provided that the leverage ratio (as defined) as of the last day of the most recently ended fiscal quarter was less than 2.0 to 1.0. The Company’s indenture also contains restrictive covenants that may limit the Company’s ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders.

ITEM 6.          EXHIBITS

Exhibit No.	Description

10.1	Oshkosh Corporation 2009 Incentive Stock and Awards Plan as Amended and Restated, as amended January 18, 2012.*

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 26, 2012.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 26, 2012.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 26, 2012.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 26, 2012.

101

The following materials from Oshkosh Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*      Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH CORPORATION

April 26, 2012	/S/ Charles L. Szews
Charles L. Szews
President and Chief Executive Officer
(Principal Executive Officer)

April 26, 2012	/S/ David M. Sagehorn
David M. Sagehorn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 26, 2012	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek
Senior Vice President Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Oshkosh Corporation 2009 Incentive Stock and Awards Plan as Amended and Restated, as amended January 18, 2012.*

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 26, 2012.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 26, 2012.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 26, 2012.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 26, 2012.

101

The following materials from Oshkosh Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*      Denotes a management contract or compensatory plan or arrangement.