Form 10-Q
period 2012-06-30
OSHKOSH CORP
filed 2012-07-26
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 20, 2012, 91,648,564 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

FOR THE QUARTER ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

OSHKOSH CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$2,176.3	$2,022.9	$6,130.2	$5,469.3
Cost of sales	1,903.2	1,750.9	5,395.2	4,607.2
Gross income	273.1	272.0	735.0	862.1

Operating expenses:
Selling, general and administrative	134.4	130.8	415.4	389.5
Amortization of purchased intangibles	14.2	15.2	43.9	45.5
Total operating expenses	148.6	146.0	459.3	435.0
Operating income	124.5	126.0	275.7	427.1

Other income (expense):
Interest expense	(18.5)	(21.2)	(57.3)	(69.4)
Interest income	0.4	0.8	1.6	2.6
Miscellaneous, net	(0.8)	(0.5)	(5.1)	(0.4)
Income from operations before income taxes and equity in earnings of unconsolidated affiliates	105.6	105.1	214.9	359.9
Provision for income taxes	31.1	36.6	63.8	124.8
Income from operations before equity in earnings of unconsolidated affiliates	74.5	68.5	151.1	235.1
Equity in earnings of unconsolidated affiliates	1.2	0.1	1.9	0.3
Net income	75.7	68.6	153.0	235.4
Net (income) loss attributable to the noncontrolling interest	—	(0.2)	(1.1)	0.5
Net income attributable to Oshkosh Corporation	$75.7	$68.4	$151.9	$235.9

Earnings per share attributable to Oshkosh Corporation common shareholders:
Basic	$0.83	$0.75	$1.66	$2.60
Diluted	0.82	0.75	1.65	2.57

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts; unaudited)

	June 30,	September 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$390.7	$428.5
Receivables, net	1,268.6	1,089.1
Inventories, net	901.6	786.8
Deferred income taxes	73.8	72.9
Other current assets	45.0	77.3
Total current assets	2,679.7	2,454.6
Investment in unconsolidated affiliates	18.4	31.8
Property, plant and equipment, net	359.1	388.7
Goodwill	1,030.3	1,041.5
Purchased intangible assets, net	790.6	838.7
Other long-term assets	59.4	71.6
Total assets	$4,937.5	$4,826.9

Liabilities and Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$—	$40.1
Accounts payable	725.6	768.9
Customer advances	464.5	468.6
Payroll-related obligations	113.9	110.7
Income taxes payable	8.1	5.3
Accrued warranty	87.6	75.0
Deferred revenue	143.8	38.4
Other current liabilities	181.2	184.8
Total current liabilities	1,724.7	1,691.8
Long-term debt, less current maturities	955.0	1,020.0
Deferred income taxes	140.5	171.3
Other long-term liabilities	369.6	347.2
Commitments and contingencies
Equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 91,650,355 and 91,330,019 shares issued, respectively)	0.9	0.9
Additional paid-in capital	697.4	685.6
Retained earnings	1,184.7	1,032.7
Accumulated other comprehensive loss	(135.2)	(122.6)
Common Stock in treasury, at cost (2,791 and 6,956 shares, respectively)	(0.1)	(0.1)
Total Oshkosh Corporation shareholders’ equity	1,747.7	1,596.5
Noncontrolling interest	—	0.1
Total equity	1,747.7	1,596.6
Total liabilities and equity	$4,937.5	$4,826.9

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Statements of Equity

(In millions; unaudited)

	Oshkosh Corporation’s Shareholders
				Accumulated	Common
		Additional		Other	Stock in	Non-
	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	at Cost	Interest	Income

Balance at September 30, 2010	$0.9	$659.7	$759.2	$(93.2)	$—	$0.2
Comprehensive income:
Net income	—	—	235.9	—	—	(0.5)	$235.4
Change in fair value of derivative instruments, net of tax of $4.2	—	—	—	7.3	—	—	7.3
Employee pension and postretirement benefits, net of tax of $2.4	—	—	—	4.1	—	—	4.1
Currency translation adjustments	—	—	—	35.8	—	—	35.8
Total comprehensive income							$282.6
Exercise of stock options	—	7.7	—	—	0.2	—
Stock-based compensation and award of nonvested shares	—	11.5	—	—	—	—
Tax benefit related to stock-based compensation	—	2.4	—	—	—	—
Other	—	0.1	0.1	—	(0.2)	—
Balance at June 30, 2011	$0.9	$681.4	$995.2	$(46.0)	$—	$(0.3)

	Oshkosh Corporation’s Shareholders
				Accumulated	Common
		Additional		Other	Stock in	Non-
	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	at Cost	Interest	Income

Balance at September 30, 2011	$0.9	$685.6	$1,032.7	$(122.6)	$(0.1)	$0.1
Comprehensive income:
Net income	—	—	151.9	—	—	1.1	$153.0
Change in fair value of derivative instruments, net of tax of $0.8	—	—	—	1.4	—	—	1.4
Employee pension and postretirement benefits, net of tax of $2.6	—	—	—	4.5	—	—	4.5
Currency translation adjustments	—	—	—	(18.5)	—	—	(18.5)
Total comprehensive income							$140.4
Exercise of stock options	—	2.4	—	—	0.7	—
Stock-based compensation and award of nonvested shares	—	9.0	—	—	—	—
Other	—	0.4	0.1	—	(0.7)	(1.2)
Balance at June 30, 2012	$0.9	$697.4	$1,184.7	$(135.2)	$(0.1)	$—

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions; unaudited)

	Nine Months Ended
	June 30,
	2012	2011
Operating activities:
Net income	$153.0	$235.4
Depreciation and amortization	95.8	105.1
Stock-based compensation expense	9.0	11.5
Deferred income taxes	(35.2)	11.5
Dividends from equity method investees	6.5	—
Other non-cash adjustments	0.8	(3.6)
Changes in operating assets and liabilities	(155.6)	(81.2)
Net cash provided by operating activities	74.3	278.7

Investing activities:
Additions to property, plant and equipment	(33.9)	(53.9)
Additions to equipment held for rental	(5.9)	(3.1)
Proceeds from sale of property, plant and equipment	7.5	1.0
Proceeds from sale of equipment held for rental	3.2	13.1
Proceeds from sale of equity method investments	8.7	—
Other investing activities	7.2	(4.2)
Net cash used by investing activities	(13.2)	(47.1)

Financing activities:
Repayment of long-term debt	(105.0)	(65.4)
Net repayments under revolving credit facility	—	(125.0)
Proceeds from exercise of stock options	3.1	7.9
Other financing activities	(0.2)	1.9
Net cash used by financing activities	(102.1)	(180.6)

Effect of exchange rate changes on cash	3.2	3.8
Increase (decrease) in cash and cash equivalents	(37.8)	54.8
Cash and cash equivalents at beginning of period	428.5	339.0
Cash and cash equivalents at end of period	$390.7	$393.8

Supplemental disclosures:
Cash paid for interest	$44.1	$55.0
Cash paid for income taxes	59.5	93.2

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

3.              Receivables

Receivables consisted of the following (in millions):

	June 30,	September 30,
	2012	2011
U.S. government:
Amounts billed	$216.0	$318.8
Costs and profits not billed	236.9	172.3
	452.9	491.1
Other trade receivables	777.2	568.8
Finance receivables	9.7	23.6
Notes receivable	25.8	33.7
Other receivables	40.1	27.4
	1,305.7	1,144.6
Less allowance for doubtful accounts	(20.2)	(29.5)
	$1,285.5	$1,115.1

Costs and profits not billed generally result from undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot invoice the customer the full price under the contract or contract change order until such contract or change order is definitized and agreed to with the customer following a review of costs under such a contract award even though the contract deliverables may have been met. Definitization of a change order on an existing long-term contract or a sole source contract begins when the U.S. government customer undertakes a detailed review of the Company’s submitted costs and proposed margin related to the contract, with the final change order or contract price subject to review. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. At June 30, 2012, the Company had recorded $581.8 million of revenue on contracts which remained undefinitized as of that date. To the extent that contract definitization results in changes to previously estimated or incurred costs or revenues, the Company records those adjustments as a change in estimate. In the third quarter of fiscal 2012, the Company updated its estimated costs under undefinitized contracts and recorded adjustments to reduce sales and operating income on revenue recognized in prior quarters of $38.3 million and $8.0 million, respectively.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30,	September 30,
	2012	2011

Current receivables	$1,268.6	$1,089.1
Long-term receivables	16.9	26.0
	$1,285.5	$1,115.1

Finance Receivables: Finance receivables represent sales-type leases resulting from the sale of the Company’s products and the purchase of finance receivables from lenders pursuant to customer defaults under program agreements with finance companies. Finance receivables originated by the Company generally include a residual value component. Residual values are determined based on the expectation that the underlying equipment will have a minimum fair market value at the end of the lease term. This residual value accrues to the Company at the end of the lease. The Company uses its experience and knowledge as an original equipment manufacturer and participant in end markets for the related products along with third-party studies to estimate residual values. The Company monitors these values for impairment on a periodic basis and reflects any resulting reductions in value in current earnings. Finance receivables are written down if management determines that the specific borrower does not have the ability to repay the loan amounts due in full.

Finance receivables consisted of the following (in millions):

	June 30,	September 30,
	2012	2011

Finance receivables	$10.5	$27.9
Less unearned income	(0.8)	(4.3)
Net finance receivables	9.7	23.6
Less allowance for doubtful accounts	(1.6)	(11.5)
	$8.1	$12.1

Contractual maturities of the Company’s finance receivables at June 30, 2012 were as follows: 2012 (remaining three months) - $6.7 million; 2013 - $0.8 million; 2014 - $1.4 million; 2015 - $0.8 million; 2016 - $0.4 million; 2017 - $0.1 million; and thereafter - $0.3 million. Historically, obligors have paid off finance receivables prior to their contractual due dates, although actual repayment timing is impacted by a number of factors, including the economic environment at the time. As a result, contractual maturities are not to be regarded as a forecast of future cash flows.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of June 30, 2012, approximately 95% of the notes receivable balance outstanding was due from three parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down if management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

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

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	June 30,	September 30,	June 30,	September 30,
	2012	2011	2012	2011
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$0.1	$0.5	$—	$—
Greater than 60 days and less than 90 days	0.1	0.1	—	—
Greater than 90 days	0.3	6.5	—	0.5

Receivables on nonaccrual status	3.6	17.6	19.3	20.8
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	5.8	0.4	3.1	8.6
Allowance for doubtful accounts	(0.1)	—	—	(0.1)
Receivables subject to specific reserves	3.9	23.2	22.7	25.1
Allowance for doubtful accounts	(1.5)	(11.5)	(8.1)	(8.8)

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. Troubled debt restructurings were not significant during the three and nine months ended June 30, 2012.

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
			Trade and				Trade and
	Finance	Notes	Other	Total	Finance	Notes	Other	Total

Beginning balance	$3.1	$8.5	$10.2	$21.8	$16.3	$10.2	$9.4	$35.9
Provision, net of recoveries	(0.2)	(0.1)	0.7	0.4	4.6	(0.9)	(0.1)	3.6
Charge-offs	(1.3)	(0.3)	(0.4)	(2.0)	(0.2)	—	—	(0.2)
Foreign currency translation	—	—	—	—	—	0.1	0.2	0.3
Ending balance	$1.6	$8.1	$10.5	$20.2	$20.7	$9.4	$9.5	$39.6

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended June 30, 2012				Nine Months Ended June 30, 2011
			Trade and				Trade and
	Finance	Notes	Other	Total	Finance	Notes	Other	Total

Beginning balance	$11.5	$8.9	$9.1	$29.5	$20.9	$9.4	$11.7	$42.0
Provision, net of recoveries	(3.3)	(0.3)	3.0	(0.6)	5.5	1.9	0.2	7.6
Charge-offs	(6.6)	(0.5)	(1.6)	(8.7)	(5.7)	(2.1)	(2.7)	(10.5)
Foreign currency translation	—	—	—	—	—	0.2	0.3	0.5
Ending balance	$1.6	$8.1	$10.5	$20.2	$20.7	$9.4	$9.5	$39.6

4.              Inventories

Inventories consisted of the following (in millions):

		June 30,	September 30,
		2012	2011

Raw materials		$503.9	$587.4
Partially finished products		305.4	377.7
Finished products		437.9	237.8
Inventories at FIFO cost		1,247.2	1,202.9
Less:	Progress/performance-based payments on U.S. government contracts	(266.1)	(341.7)
	Excess of FIFO cost over LIFO cost	(79.5)	(74.4)
		$901.6	$786.8

Title to all inventories related to government contracts, which provide for progress or performance-based payments, vests with the government to the extent of unliquidated progress or performance-based payments.

5.              Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	Percent-	June 30,	September 30,
	owned	2012	2011

OMFSP (U.S.)		$—	$13.4
RiRent (The Netherlands)	50%	10.5	10.9
Other		7.9	7.5
		$18.4	$31.8

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings of unconsolidated affiliates” in the Condensed Consolidated Statements of Income.

The Company and an unaffiliated third-party were partners in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), a general partnership formed for the purpose of offering lease financing to certain customers of the Company. OMFSP historically engaged in providing vendor lease financing to certain customers of the Company. During the third quarter of fiscal 2012, the Company sold its interest in OMFSP for an immaterial pre-tax gain.  Cash distributions and proceeds from the sale aggregated $16.5 million.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company and an unaffiliated third-party are joint venture partners in RiRent Europe, B.V. (“RiRent”). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company’s sales to RiRent were $5.0 million and $3.1 million for the nine months ended June 30, 2012 and 2011, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner. Under RiRent’s €15.0 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio for RiRent of at least 30.0% (62.6% as of June 30, 2012).

6.              Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	June 30,	September 30,
	2012	2011

Land and land improvements	$45.2	$46.2
Buildings	234.3	243.8
Machinery and equipment	528.8	521.5
Equipment on operating lease to others	22.4	23.0
	830.7	834.5
Less accumulated depreciation	(471.6)	(445.8)
	$359.1	$388.7

Depreciation expense was $48.1 million and $55.7 million for the nine months ended June 30, 2012 and 2011, respectively. Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term lease. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at June 30, 2012 and September 30, 2011 was $8.0 million and $6.5 million, respectively.

7.              Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually, or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the nine months ended June 30, 2012 (in millions):

	Access	Fire &
	Equipment	Emergency	Commercial	Total

Beginning balance	$912.2	$107.9	$21.4	$1,041.5
Foreign currency translation	(9.5)	—	0.1	(9.4)
Deconsolidation of variable interest entity	—	(1.8)	—	(1.8)
Ending balance	$902.7	$106.1	$21.5	$1,030.3

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	June 30, 2012			September 30, 2011
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net

Access Equipment	$1,834.8	$(932.1)	$902.7	$1,844.3	$(932.1)	$912.2
Fire & Emergency	180.3	(74.2)	106.1	182.1	(74.2)	107.9
Commercial	197.4	(175.9)	21.5	197.3	(175.9)	21.4
	$2,212.5	$(1,182.2)	$1,030.3	$2,223.7	$(1,182.2)	$1,041.5

Details of the Company’s total purchased intangible assets were as follows (in millions):

	June 30, 2012
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(21.9)	$33.5
Non-compete	10.5	56.8	(54.8)	2.0
Technology-related	11.7	104.7	(59.9)	44.8
Customer relationships	12.7	571.3	(262.5)	308.8
Other	16.5	16.6	(12.7)	3.9
	14.3	804.8	(411.8)	393.0
Non-amortizable trade names		397.6	—	397.6
		$1,202.4	$(411.8)	$790.6

	September 30, 2011
	Weighted-
	Average		Accumulated
	Life	Gross	Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(20.8)	$34.6
Non-compete	10.5	56.9	(53.0)	3.9
Technology-related	11.7	104.8	(53.3)	51.5
Customer relationships	12.7	576.7	(229.9)	346.8
Other	16.5	16.5	(12.2)	4.3
	14.3	810.3	(369.2)	441.1
Non-amortizable trade names		397.6	—	397.6
		$1,207.9	$(369.2)	$838.7

Amortization expense was $43.9 million and $45.5 million for the nine months ended June 30, 2012 and 2011, respectively. The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2012 and the five years succeeding September 30, 2012 are as follows: 2012 (remaining three months) - $14.1 million; 2013 - $55.9 million; 2014 - $54.5 million; 2015 - $53.7 million; 2016 - $53.1 million and 2017 - $45.7 million.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.              Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	June 30,	September 30,
	2012	2011

Senior Secured Term Loan	$455.0	$560.0
8¼% Senior notes due March 2017	250.0	250.0
8½% Senior notes due March 2020	250.0	250.0
Other long-term facilities	—	0.1
	955.0	1,060.1
Less current maturities	—	(40.1)
	$955.0	$1,020.0

Revolving line of credit	$—	$—
Current maturities of long-term debt	—	40.1
	$—	$40.1

The Company has a senior secured credit agreement with various lenders (the “Credit Agreement”). At June 30, 2012, the Credit Agreement provided for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $550 million and (ii) a $650 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million with a balloon payment of $341.25 million due at maturity in October 2015. During the first nine months of fiscal 2012, the Company prepaid the principal installments under the Term Loan that were originally due September 30, 2012 through September 30, 2013. At June 30, 2012, outstanding letters of credit of $39.1 million reduced available capacity under the Revolving Credit Facility to $510.9 million. Refer to Note 21 of the Notes to Condensed Consolidated Financial Statements for information regarding the amendment of the Company’s Credit Agreement in July 2012.

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

At June 30, 2012, the Company was obligated to pay (i) an unused commitment fee ranging from 0.40% to 0.50% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (ii) a fee ranging from 1.125% to 3.50% per annum of the maximum amount available to be drawn for each performance letter of credit issued and outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At June 30, 2012, the interest spread on the Revolving Credit Facility and Term Loan was 275 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at June 30, 2012 was 3.00%.

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

•                  Senior Secured Leverage Ratio: A maximum senior secured leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated secured indebtedness to the Company’s EBITDA) of the following:

Fiscal Quarter Ending
June 30, 2012 and September 30, 2012	3.00 to 1.0
Thereafter	2.75 to 1.0

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2012 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Additionally, with certain exceptions, the Credit Agreement limited the ability of the Company to pay dividends and other distributions, including repurchases of stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company was allowed to pay dividends and other distributions at June 30, 2012, in an aggregate amount not exceeding the sum of:

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

The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt. At June 30, 2012, the fair value of the Senior Notes was estimated to be $530 million and the fair value of the Term Loan approximated book value.

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

Changes in the Company’s warranty liability were as follows (in millions):

	Nine Months Ended
	June 30,
	2012	2011

Beginning balance	$75.0	$90.5
Warranty provisions	43.8	31.3
Settlements made	(40.2)	(35.8)
Changes in liability for pre-existing warranties, net	8.6	(12.7)
Foreign currency translation	0.4	0.8
Ending balance	$87.6	$74.1

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. Changes in the liability for pre-existing warranties during the nine months ended June 30, 2012 primarily related to increased warranty costs in the fire & emergency segment. Actual MRAP All-Terrain Vehicle (“MATV”) warranty claims have been lower than the Company expected on the M-ATV product launch, which resulted in reductions in liabilities for pre-existing warranties for the nine months ended June 30, 2011. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise that are beyond the scope of the Company’s historical experience. For example, accelerated programs to design, test, manufacture and deploy products such as the M-ATV, in war-time conditions, carry with them an increased level of inherent risk of product or component failure. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters in excess of amounts accrued; however, the Company does not expect that any such amounts, while not determinable, would have a material adverse effect on the Company’s consolidated financial condition, result of operations or cash flows.

10.  Guarantee Arrangements

The Company is party to multiple agreements whereby it guarantees an aggregate of $160.6 million in indebtedness of others, including $125.1 million under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts at June 30, 2012 was $39.9 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Changes in the consolidated credit guarantee liability were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Beginning balance	$4.5	$10.4	$6.4	$23.1
Provision for new credit guarantees	0.9	0.3	1.7	0.4
Settlements made	(0.4)	—	(0.9)	(3.0)
Changes for pre-existing guarantees, net	0.3	(3.5)	(1.4)	(12.4)
Amortization of previous guarantees	(0.3)	(0.1)	(0.8)	(1.0)
Foreign currency translation	(0.1)	0.1	(0.1)	0.1
Ending balance	$4.9	$7.2	$4.9	$7.2

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

11.  Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At June 30, 2012, the Company had no forward foreign exchange contracts designated as hedges.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, Derivatives and Hedging, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At June 30, 2012, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $128.6 million in notional amounts, including $65.0 million in contracts to sell Euro, $51.5 million in contracts to sell Australian dollars and $7.7 million in contracts to sell U.K. pounds sterling and buy Euro, with the remaining contracts covering a variety of foreign currencies.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2012		September 30, 2011
	Other	Other	Other	Other
	Current	Current	Current	Current
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$2.1

Not designated as hedging instruments:
Foreign exchange contracts	—	3.0	0.8	0.2
	$—	$3.0	$0.8	$2.3

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Income consisted of the following (in millions):

		Three Months Ended		Nine Months Ended
	Classification of	June 30,		June 30,
	Gains (Losses)	2012	2011	2012	2011
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$—	$(3.0)	$(2.2)	$(13.5)

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	3.8	(3.3)	(3.1)	(8.0)
		$3.8	$(6.3)	$(5.3)	$(21.5)

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

There were no transfers of assets between levels during the three months ended June 30, 2012. As of June 30, 2012, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total

Liabilities:
Foreign exchange contracts (a)	$—	$3.0	$—	$3.0

(a)   Based on observable market transactions of forward currency prices.

13.  Stock-Based Compensation

In February 2009, the Company’s shareholders approved the 2009 Incentive Stock and Awards Plan. In January 2012, the Company’s shareholders approved amendments to the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”) to add 6,000,000 shares to the number of shares available for issuance under the plan. The 2009 Stock Plan replaced the 2004 Incentive Stock and Awards Plan, as amended (the “2004 Stock Plan”), and 1990 Incentive Stock Plan, as amended (the “1990 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan and 1990 Stock Plan, awards previously made under these two plans that remained outstanding as of the initial approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of those plans.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under the 2009 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights, performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units or other stock-based awards. The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2009 Stock Plan become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Stock options terminate not more than seven years from the date of grant. Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company. At June 30, 2012, the Company had reserved 11,570,693 shares of Common Stock available for issuance under the 2009 Stock Plan to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2012 was $3.4 million ($2.1 million net of tax) and $13.6 million ($8.6 million net of tax), respectively. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2011 was $1.7 million ($1.1 million net of tax) and $11.4 million ($7.2 million net of tax), respectively.

The Company granted 20,000 and 30,575 options to purchase shares of the Company’s Common Stock and issued 80,000 and 13,812 shares of nonvested stock during the nine months ended June 30, 2012 and 2011, respectively.

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

In January 2011, the Company announced that its fire & emergency segment would be closing its Medtec ambulance manufacturing facilities and integrating those operations into existing operations in Florida. Although the Company largely completed this action in the third quarter of fiscal 2011, the Medtec product line has continued to operate at a loss through June 30, 2012. Refer to Note 21 of the Notes to Condensed Consolidated Financial Statements for additional information regarding a decision to exit ambulance manufacturing and to dispose of the Company’s European mobile medical business.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pre-tax restructuring charges (credits) for the three and nine months ended June 30, 2012 and 2011 were as follows (in millions):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
		Selling,			Selling,
	Cost of	General and		Cost of	General and
	Sales	Administrative	Total	Sales	Administrative	Total

Access equipment	$(0.1)	$—	$(0.1)	$(2.5)	$(0.5)	$(3.0)
Fire & emergency	—	0.1	0.1	—	0.2	0.2
Commercial	—	—	—	—	0.1	0.1
	$(0.1)	$0.1	$—	$(2.5)	$(0.2)	$(2.7)

	Nine Months Ended June 30, 2012			Nine Months Ended June 30, 2011
		Selling,			Selling,
	Cost of	General and		Cost of	General and
	Sales	Administrative	Total	Sales	Administrative	Total

Access equipment	$(0.7)	$—	$(0.7)	$1.8	$0.9	$2.7
Fire & emergency	0.2	1.1	1.3	—	1.6	1.6
Commercial	0.1	—	0.1	0.1	0.4	0.5
	$(0.4)	$1.1	$0.7	$1.9	$2.9	$4.8

Changes in the Company’s restructuring reserves for the nine months ended June 30, 2012, which are included within “Other current liabilities” in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	Employee
	Severance and
	Termination
	Benefits	Other	Total

Beginning balance	$3.6	$—	$3.6
Restructuring provisions	(0.2)	0.9	0.7
Utilized - cash	(1.6)	(0.8)	(2.4)
Utilized - noncash	—	(0.1)	(0.1)
Foreign currency translation	(0.3)	—	(0.3)
Ending balance	$1.5	$—	$1.5

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15.  Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Service cost	$5.6	$4.2	$16.7	$13.1
Interest cost	4.0	3.4	12.2	10.3
Expected return on plan assets	(3.9)	(4.0)	(11.7)	(11.7)
Amortization of prior service cost	0.5	1.1	1.7	2.1
Amortization of net actuarial loss	1.9	1.5	5.5	5.0
Net periodic benefit cost	$8.1	$6.2	$24.4	$18.8

The Company made a $15.0 million discretionary contribution to its pension plans in June 2012. The Company expects to make additional discretionary contributions of approximately $15 million to its pension plans in the fourth quarter of fiscal 2012. The Company made $25.9 million in aggregate discretionary contributions to its pension plans in fiscal 2011.

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Service cost	$1.8	$1.1	$5.4	$3.4
Interest cost	0.9	0.8	2.6	2.3
Amortization of net actuarial loss	0.3	0.3	0.9	0.8
Net periodic benefit cost	$3.0	$2.2	$8.9	$6.5

The Company made contributions to fund benefit payments of $1.0 million and $0.9 million for the nine months ended June 30, 2012 and 2011, respectively, under its other post-employment benefit plans. The Company estimates that it will make additional contributions of approximately $0.3 million under these other post-employment benefit plans prior to the end of fiscal 2012.

16.  Income Taxes

The Company’s effective income tax rate was 29.7% of pre-tax income in the first nine months of fiscal 2012 compared to 34.7% for the first nine months of fiscal 2011. The effective tax rate for the first nine months of fiscal 2012 was favorably impacted by net discrete tax benefits of 650 basis points. Net discrete tax benefits included provision to return adjustments, settlement of foreign tax audits and other items. The effective tax rate for the first nine months of fiscal 2011 was favorably impacted by net discrete tax benefits of 150 basis points. Net discrete tax benefits included foreign tax credits related to the decision to repatriate earnings previously fully reinvested, reinstatement of the U.S. research and development tax credit, unbenefitted losses in foreign jurisdictions due to cumulative net operating losses and other items.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $57.3 million and $54.4 million as of June 30, 2012 and September 30, 2011, respectively. As of June 30, 2012, net unrecognized tax benefits, excluding interest and penalties, of $48.2 million would affect the Company’s net income if recognized, $28.1 million of which would impact net income from continuing operations.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Company’s Condensed Consolidated Statements of Income. During the nine months ended June 30, 2012 and 2011, the Company recognized $0.7 million and $1.8 million in interest and penalties, respectively. At June 30, 2012, the Company had accruals for the payment of interest and penalties of $16.1 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $29.8 million, because the Company’s tax positions are sustained on audit, because the Company agrees to the disallowance of the Company’s tax positions or because the applicable statute of limitations closes.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. At June 30, 2012, the Company was under audit by the U.S. Internal Revenue Service for the taxable years ended September 30, 2008 and 2009, and the state of Wisconsin for the taxable years 2006 through 2009.

17.  Earnings Per Share

The following table sets forth the computation of basic and diluted weighted-average shares used in the denominator of the per share calculations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Basic weighted-average shares outstanding	91,417,937	91,030,847	91,320,794	90,821,066
Effect of dilutive stock options and other equity-based compensation awards	507,158	658,761	494,823	829,968
Diluted weighted-average shares outstanding	91,925,095	91,689,608	91,815,617	91,651,034

Options to purchase 3,012,460 shares of Common Stock were outstanding during the three and nine months ended June 30, 2012, but were not included in the computation of diluted earnings per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore the options would have been anti-dilutive. Options to purchase 2,339,123 and 1,383,955 shares of Common Stock were outstanding during the three and nine months ended June 30, 2011, respectively, but were not included in the computation of diluted earnings per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore the options would have been anti-dilutive.

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

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company had reserves of $2.0 million and $2.1 million for losses related to environmental matters that were probable and estimable at June 30, 2012 and September 30, 2011, respectively. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $3.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At June 30, 2012 and September 30, 2011, reserves for product and general liability claims were $43.0 million and $41.7 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $235.2 million, and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $39.1 million, at June 30, 2012.

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

While the Family of Medium Tactical Vehicles (“FMTV”) contract was profitable for the first nine months of fiscal 2012 and the Company expects the contract to remain profitable throughout the remaining life of the contract, the Company’s expectation of future profitability is based on certain assumptions, including estimates of future material and production costs. Management cost assumptions include estimates for future increases in the costs of materials, targeted cost savings and production efficiencies. There are inherent uncertainties related to these estimates. Small changes in estimates can have a significant impact on profitability under the contract. For example, a 1% escalation in material costs over the Company’s projection for FMTV orders currently in backlog would increase the cost of materials by approximately $18 million. While this amount is less than the expected future profitability of the FMTV contract, it would reduce the expected future gross margins on orders currently in backlog. It is possible that other assumptions underlying the analysis could change in such a manner that the Company would determine in the future that this is a loss contract, which could result in a material charge to earnings.

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

Selected financial information concerning the Company’s product lines and reportable segments was as follows (in millions):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	External	Inter-	Net	External	Inter-	Net
	Customers	segment	Sales	Customers	segment	Sales

Access equipment
Aerial work platforms	$426.1	$—	$426.1	$294.4	$—	$294.4
Telehandlers	260.8	—	260.8	144.3	—	144.3
Other	127.0	0.7	127.7	124.0	17.4	141.4
Total access equipment	813.9	0.7	814.6	562.7	17.4	580.1

Defense	957.9	0.6	958.5	1,105.8	1.2	1,107.0

Fire & emergency	234.0	12.1	246.1	211.3	4.7	216.0

Commercial
Concrete placement	67.4	—	67.4	48.7	—	48.7
Refuse collection	77.5	—	77.5	71.5	—	71.5
Other	25.6	5.7	31.3	22.9	15.4	38.3
Total commercial	170.5	5.7	176.2	143.1	15.4	158.5
Intersegment eliminations	—	(19.1)	(19.1)	—	(38.7)	(38.7)
Consolidated	$2,176.3	$—	$2,176.3	$2,022.9	$—	$2,022.9

	Nine Months Ended June 30, 2012			Nine Months Ended June 30, 2011
	External	Inter-	Net	External	Inter-	Net
	Customers	segment	Sales	Customers	segment	Sales

Access equipment
Aerial work platforms	$1,059.8	$—	$1,059.8	$636.0	$—	$636.0
Telehandlers	643.4	—	643.4	358.8	—	358.8
Other	375.2	124.3	499.5	329.7	54.1	383.8
Total access equipment	2,078.4	124.3	2,202.7	1,324.5	54.1	1,378.6

Defense	2,994.6	2.2	2,996.8	3,188.9	4.1	3,193.0

Fire & emergency	563.0	27.6	590.6	580.8	13.9	594.7

Commercial
Concrete placement	166.8	—	166.8	123.3	—	123.3
Refuse collection	252.5	—	252.5	194.2	—	194.2
Other	74.9	21.3	96.2	57.6	54.6	112.2
Total commercial	494.2	21.3	515.5	375.1	54.6	429.7
Intersegment eliminations	—	(175.4)	(175.4)	—	(126.7)	(126.7)
Consolidated	$6,130.2	$—	$6,130.2	$5,469.3	$—	$5,469.3

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating income (loss):
Access equipment	$88.2	$29.5	$169.7	$30.5
Defense	40.2	112.5	174.5	472.0
Fire & emergency	6.4	4.4	(14.9)	0.4
Commercial	12.1	3.7	22.9	1.3
Corporate	(22.5)	(24.5)	(76.6)	(81.2)
Intersegment eliminations	0.1	0.4	0.1	4.1
	124.5	126.0	275.7	427.1
Interest expense, net of interest income	(18.1)	(20.4)	(55.7)	(66.8)
Miscellaneous, net	(0.8)	(0.5)	(5.1)	(0.4)
Income from operations before income taxes and equity in earnings of unconcolidated affiliates	$105.6	$105.1	$214.9	$359.9

	June 30,	September 30,
	2012	2011
Identifiable assets:
Access equipment:
U.S.	$1,868.6	$1,779.8
Europe (a)	673.3	694.0
Rest of the world	317.6	248.9
Total access equipment	2,859.5	2,722.7
Defense - U.S. (a)	729.6	762.3
Fire & emergency:
U.S.	554.0	518.9
Europe	11.5	12.9
Total fire & emergency	565.5	531.8
Commercial:
U.S.	327.5	321.4
Other North America (a)	48.7	41.5
Total commercial	376.2	362.9
Corporate:
U.S. (b)	403.0	441.2
Rest of the world	3.7	6.0
Total corporate	406.7	447.2
Consolidated	$4,937.5	$4,826.9

(a)          Includes investment in unconsolidated affiliates.

(b)         Primarily includes cash and short-term investments.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Net sales by geographic region based on product shipment destination were as follows (in millions):

	Nine Months Ended
	June 30,
	2012	2011
Net sales:
United States	$4,908.4	$4,534.8
Other North America	179.6	164.4
Europe, Africa and Middle East	622.9	469.8
Rest of the world	419.3	300.3
Consolidated	$6,130.2	$5,469.3

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

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2012

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$1,006.0	$961.8	$238.0	$(29.5)	$2,176.3
Cost of sales	934.4	812.1	186.9	(30.2)	1,903.2
Gross income	71.6	149.7	51.1	0.7	273.1
Selling, general and administrative expenses	52.8	68.1	13.5	—	134.4
Amortization of purchased intangibles	0.1	9.9	4.2	—	14.2
Operating income	18.7	71.7	33.4	0.7	124.5
Interest expense	(46.6)	(20.5)	(0.8)	49.4	(18.5)
Interest income	0.6	7.7	41.5	(49.4)	0.4
Miscellaneous, net	4.0	(51.6)	46.8	—	(0.8)
Income (loss) from operations before income taxes	(23.3)	7.3	120.9	0.7	105.6
Provision for (benefit from) income taxes	(10.0)	2.6	38.2	0.3	31.1
Income (loss) from operations before equity in earnings of affiliates	(13.3)	4.7	82.7	0.4	74.5
Equity in earnings (losses) of consolidated subsidiaries	89.2	37.4	3.3	(129.9)	—
Equity in earnings (losses) of unconsolidated affiliates	(0.2)	—	1.4	—	1.2
Net income (loss)	75.7	42.1	87.4	(129.5)	75.7
Net (income) loss attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Oshkosh Corporation	$75.7	$42.1	$87.4	$(129.5)	$75.7

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$1,157.7	$693.4	$223.6	$(51.8)	$2,022.9
Cost of sales	1,011.2	595.1	197.0	(52.4)	1,750.9
Gross income	146.5	98.3	26.6	0.6	272.0
Selling, general and administrative expenses	52.1	65.7	13.0	—	130.8
Amortization of purchased intangibles	—	10.0	5.2	—	15.2
Operating income	94.4	22.6	8.4	0.6	126.0
Interest expense	(49.3)	(18.6)	(1.0)	47.7	(21.2)
Interest income	0.6	7.2	40.7	(47.7)	0.8
Miscellaneous, net	4.2	(19.7)	15.0	—	(0.5)
Income (loss) from operations before income taxes	49.9	(8.5)	63.1	0.6	105.1
Provision for (benefit from) income taxes	26.9	(5.1)	14.6	0.2	36.6
Income (loss) from operations before equity in earnings of affiliates	23.0	(3.4)	48.5	0.4	68.5
Equity in earnings (losses) of consolidated subsidiaries	45.4	28.4	(3.3)	(70.5)	—
Equity in earnings (losses) unconsolidated affiliates	—	—	0.1	—	0.1
Net income (loss)	68.4	25.0	45.3	(70.1)	68.6
Net (income) loss attributable to the noncontrolling interest	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to Oshkosh Corporation	$68.4	$25.0	$45.1	$(70.1)	$68.4

Condensed Consolidating Statement of Income

For the Nine Months Ended June 30, 2012

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$3,092.8	$2,562.0	$705.1	$(229.7)	$6,130.2
Cost of sales	2,829.8	2,205.1	589.9	(229.6)	5,395.2
Gross income	263.0	356.9	115.2	(0.1)	735.0
Selling, general and administrative expenses	168.5	203.2	43.7	—	415.4
Amortization of purchased intangibles	0.2	30.1	13.6	—	43.9
Operating income	94.3	123.6	57.9	(0.1)	275.7
Interest expense	(140.5)	(59.9)	(3.0)	146.1	(57.3)
Interest income	1.7	22.8	123.2	(146.1)	1.6
Miscellaneous, net	13.7	(83.6)	64.8	—	(5.1)
Income (loss) from operations before income taxes	(30.8)	2.9	242.9	(0.1)	214.9
Provision for (benefit from) income taxes	(12.0)	—	75.8	—	63.8
Income (loss) from operations before equity in earnings of affiliates	(18.8)	2.9	167.1	(0.1)	151.1
Equity in earnings (losses) of consolidated subsidiaries	171.1	86.3	17.0	(274.4)	—
Equity in earnings (losses) of unconsolidated affiliates	(0.4)	—	2.3	—	1.9
Net income (loss)	151.9	89.2	186.4	(274.5)	153.0
Net (income) loss attributable to the noncontrolling interest	—	—	(1.1)	—	(1.1)
Net income (loss) attributable to Oshkosh Corporation	$151.9	$89.2	$185.3	$(274.5)	$151.9

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Income

For the Nine Months Ended June 30, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$3,322.3	$1,666.6	$646.7	$(166.3)	$5,469.3
Cost of sales	2,760.2	1,443.1	574.7	(170.8)	4,607.2
Gross income	562.1	223.5	72.0	4.5	862.1
Selling, general and administrative expenses	162.9	180.9	45.7	—	389.5
Amortization of purchased intangibles	—	29.9	15.6	—	45.5
Operating income	399.2	12.7	10.7	4.5	427.1
Interest expense	(154.1)	(63.3)	(3.1)	151.1	(69.4)
Interest income	2.3	20.0	131.4	(151.1)	2.6
Miscellaneous, net	13.6	(47.1)	33.1	—	(0.4)
Income (loss) from operations before income taxes	261.0	(77.7)	172.1	4.5	359.9
Provision for (benefit from) income taxes	95.0	(26.8)	55.0	1.6	124.8
Income (loss) from operations before equity in earnings of affiliates	166.0	(50.9)	117.1	2.9	235.1
Equity in earnings (losses) of consolidated subsidiaries	69.9	41.3	(45.8)	(65.4)	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	0.3	—	0.3
Net income (loss)	235.9	(9.6)	71.6	(62.5)	235.4
Net (income) loss attributable to the noncontrolling interest	—	—	0.5	—	0.5
Net income (loss) attributable to Oshkosh Corporation	$235.9	$(9.6)	$72.1	$(62.5)	$235.9

Condensed Consolidating Balance Sheet

As of June 30, 2012

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$333.1	$10.2	$47.4	$—	$390.7
Receivables, net	488.0	628.0	190.6	(38.0)	1,268.6
Inventories, net	241.9	414.9	246.8	(2.0)	901.6
Other current assets	51.9	46.9	20.0	—	118.8
Total current assets	1,114.9	1,100.0	504.8	(40.0)	2,679.7
Investment in and advances to consolidated subsidiaries	2,549.2	(1,392.8)	3,105.8	(4,262.2)	—
Intangible assets, net	2.5	1,120.0	698.4	—	1,820.9
Other long-term assets	152.9	150.1	133.9	—	436.9
Total assets	$3,819.5	$977.3	$4,442.9	$(4,302.2)	$4,937.5

Liabilities and Equity
Current liabilities:
Accounts payable	$355.2	$294.6	$108.8	$(33.0)	$725.6
Customer advances	288.0	171.9	4.6	—	464.5
Other current liabilities	264.9	196.5	80.2	(7.0)	534.6
Total current liabilities	908.1	663.0	193.6	(40.0)	1,724.7
Long-term debt, less current maturities	955.0	—	—	—	955.0
Other long-term liabilities	208.7	148.1	153.3	—	510.1
Equity:
Oshkosh Corporation shareholders’ equity	1,747.7	166.2	4,096.0	(4,262.2)	1,747.7
Noncontrolling interest	—	—	—	—	—
Total equity	1,747.7	166.2	4,096.0	(4,262.2)	1,747.7
Total liabilities and equity	$3,819.5	$977.3	$4,442.9	$(4,302.2)	$4,937.5

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of September 30, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$376.3	$13.5	$38.7	$—	$428.5
Receivables, net	525.8	521.4	135.8	(93.9)	1,089.1
Inventories, net	194.0	336.8	257.9	(1.9)	786.8
Other current assets	86.0	34.8	29.4	—	150.2
Total current assets	1,182.1	906.5	461.8	(95.8)	2,454.6
Investment in and advances to consolidated subsidiaries	2,506.5	(1,402.6)	2,902.4	(4,006.3)	—
Intangible assets, net	2.7	1,131.4	746.1	—	1,880.2
Other long-term assets	167.4	156.6	168.1	—	492.1
Total assets	$3,858.7	$791.9	$4,278.4	$(4,102.1)	$4,826.9

Liabilities and Equity
Current liabilities:
Accounts payable	$498.6	$298.7	$61.3	$(89.7)	$768.9
Customer advances	334.8	120.2	13.6	—	468.6
Other current liabilities	208.3	167.1	85.0	(6.1)	454.3
Total current liabilities	1,041.7	586.0	159.9	(95.8)	1,691.8
Long-term debt, less current maturities	1,020.0	—	—	—	1,020.0
Other long-term liabilities	200.4	172.4	145.7	—	518.5
Equity:
Oshkosh Corporation shareholders’ equity	1,596.5	33.5	3,972.7	(4,006.2)	1,596.5
Noncontrolling interest	0.1	—	0.1	(0.1)	0.1
Total equity	1,596.6	33.5	3,972.8	(4,006.3)	1,596.6
Total liabilities and equity	$3,858.7	$791.9	$4,278.4	$(4,102.1)	$4,826.9

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2012

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$(28.3)	$(69.3)	$171.9	$—	$74.3

Investing activities:
Additions to property, plant and equipment	(16.0)	(11.8)	(6.1)	—	(33.9)
Additions to equipment held for rental	—	—	(5.9)	—	(5.9)
Proceeds from sale of equity method investments	—	—	8.7	—	8.7
Intercompany investing	99.4	88.2	(168.0)	(19.6)	—
Other investing activities	5.0	8.6	4.3	—	17.9
Net cash provided (used) by investing activities	88.4	85.0	(167.0)	(19.6)	(13.2)

Financing activities:
Repayment of long-term debt	(105.0)	—	—	—	(105.0)
Net repayments under revolving credit facility	—	—	—	—	—
Intercompany financing	(1.0)	(19.5)	0.9	19.6	—
Other financing activities	2.7	—	0.2	—	2.9
Net cash provided (used) by financing activities	(103.3)	(19.5)	1.1	19.6	(102.1)

Effect of exchange rate changes on cash	—	0.5	2.7	—	3.2
Increase (decrease) in cash and cash equivalents	(43.2)	(3.3)	8.7	—	(37.8)
Cash and cash equivalents at beginning of period	376.3	13.5	38.7	—	428.5
Cash and cash equivalents at end of period	$333.1	$10.2	$47.4	$—	$390.7

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2011

	Oshkosh	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$176.2	$(39.8)	$142.3	$—	$278.7

Investing activities:
Additions to property, plant and equipment	(31.2)	(16.3)	(6.4)	—	(53.9)
Additions to equipment held for rental	—	—	(3.1)	—	(3.1)
Proceeds from sale of equity method investments	—	—	—	—	—
Intercompany investing	112.7	77.0	(168.6)	(21.1)	—
Other investing activities	(2.8)	(0.3)	13.0	—	9.9
Net cash provided (used) by investing activities	78.7	60.4	(165.1)	(21.1)	(47.1)

Financing activities:
Repayment of long-term debt	(65.2)	(0.2)	—	—	(65.4)
Net repayments under revolving credit facility	(125.0)	—	—	—	(125.0)
Intercompany financing	(1.0)	(19.5)	(0.6)	21.1	—
Other financing activities	9.8	—	—	—	9.8
Net cash provided (used) by financing activities	(181.4)	(19.7)	(0.6)	21.1	(180.6)

Effect of exchange rate changes on cash	—	0.3	3.5	—	3.8
Increase (decrease) in cash and cash equivalents	73.5	1.2	(19.9)	—	54.8
Cash and cash equivalents at beginning of period	202.2	2.5	134.3	—	339.0
Cash and cash equivalents at end of period	$275.7	$3.7	$114.4	$—	$393.8

21.  Subsequent Events

In July 2012, the Company amended its Credit Agreement to lower the applicable variable interest rate spread by 100 basis points, modify the restricted payment language to be consistent with the Senior Notes, lower the maximum amount of the Revolving Credit Facility from $550 million to $525 million and reduce the Term Loan to $455 million (the amount outstanding as of June 30, 2012). Under the amended Credit Agreement, the Company will pay (i) an unused commitment fee ranging from 0.25% to 0.50% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (ii) a fee ranging from 0.75% to 1.25% per annum of the maximum amount available to be drawn for each performance letter of credit issued and outstanding under the Credit Agreement.

Additionally, with certain exceptions, the amended Credit Agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of shares of the Company’s Common Stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions in an aggregate amount not exceeding the sum of:

(i)	$485.0 million; plus
(ii)

50% of the consolidated net income of the Company and its subsidiaries (or if such consolidated net income is a deficit, minus 100% of such deficit), accrued on a cumulative basis during the period beginning on April 1, 2012 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; plus

(iii)	100% of the aggregate net proceeds received by the Company subsequent to March 31, 2012 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock.

On July 26, 2012 the Company initiated a plan to exit its ambulance business. The Company had expected that the move of ambulance production from four separate facilities to a dedicated production facility in Florida in April 2011 would result in significantly improved performance. Despite efforts by numerous dedicated individuals and teams, the Medtec business continued to operate at a loss and it became apparent that the Medtec product line would not achieve profitability in a reasonable time frame, if at all, and as a result a decision was made to exit the business. The Company expects to discontinue production of ambulances in the first quarter of fiscal 2013 following completion of units currently in backlog. As a result of the plan to exit this business, the Company expects to incur pre-tax charges between $8 million to $13 million. The majority of these charges are expected to be recorded in the fourth quarter of fiscal 2012.

OSHKOSH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company is in negotiations to sell its investment in its European mobile medical business as the business was determined to be a non-core business. The Company expects to incur a pre-tax loss of approximately $7 million on the disposition of this business. The Company’s objective is to complete the sale of this business in the fourth quarter of fiscal 2012.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview,” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, especially in the current environment where there are conflicting signs regarding the future global economic outlook; the expected level and timing of the U.S. Department of Defense (“DoD”) procurement of products and services and funding thereof; risks related to reductions in government expenditures in light of U.S. defense budget pressures and an uncertain DoD tactical wheeled vehicle strategy; risks that profit on the definitization of contracts with the DoD could differ from the Company’s estimates; increasing commodity and other raw material costs, particularly in a sustained economic recovery; the ability to increase prices to raise margins or offset higher input costs; risks related to the Company’s exit from its ambulance and European mobile medical businesses, including the amounts of related costs and charges; risks related to facilities consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; the Company’s ability to produce vehicles under the Family of Medium Tactical Vehicles (“FMTV”) contract at targeted margins; the duration of the ongoing global economic weakness, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than Company or equity market expectations; the potential for the U.S. government to competitively bid the Company’s Army and Marine Corps contracts; the consequences of financial leverage, which could limit the Company’s ability to pursue various opportunities; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including foreign currency fluctuations and compliance with the Foreign Corrupt Practices Act; risks related to actions of activist shareholders; and the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2012 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

It was evident in the third quarter of fiscal 2012 that improvement in certain of the Company’s non-defense markets and the Company’s MOVE strategy initiatives are beginning to enhance the Company’s results. Over the next few years, the Company believes the effective execution of its MOVE strategy will permit the Company to overcome a declining defense business as a result of lower U.S. defense spending for tactical wheeled vehicles and report earnings growth and improved returns for shareholders.

Earnings per share increased to $0.82 for the third quarter of fiscal 2012 including discrete tax benefits of $0.07, compared to $0.75 in the third quarter of fiscal 2011. Consolidated sales increased 7.6% to $2.18 billion for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. While the Company reported higher sales in all non-defense segments, replacement-driven demand in North America in the access equipment segment led the sales increase to offset a decline in defense segment sales. Consolidated operating income in the third quarter of fiscal 2012 was $124.5 million, or 5.7% of sales, compared to $126.0 million, or 6.2% of sales, in the third quarter of fiscal 2011. Improved operating performance in the Company’s non-defense segments offset almost all of the decline in defense operating income which was expected as U.S. defense spending for tactical wheeled vehicles declined and is expected to continue to decline for the next few years. In addition to the benefit of higher sales volumes, price increases in the access equipment segment and improved operational performance in the commercial segment helped boost operating income. As expected, the fire & emergency segment returned to profitability in the third quarter of fiscal 2012 on higher revenues. A shift in defense segment sales mix from higher margin Family of Heavy Tactical Vehicles (“FHTV”) and aftermarket parts to lower margin FMTVs was the primary driver of the decline in operating income in the defense segment. Margins on sales under the FMTV program continued to show improvement in the third quarter of fiscal 2012 compared to the second quarter of fiscal 2012. Margins on this program remained at low single digits and the Company expects margins on this program to remain well below historical margin levels of the defense segment through the life of the five-year contract.

In the defense segment, the Company recently announced that it received an order for 750 MRAP All-Terrain Vehicle (“M-ATV”) units from the United Arab Emirates, which is the Company’s first large international order for M-ATVs. The Company expects these M-ATVs to be shipped in fiscal 2013. This order is important for the Company’s defense business and further reinforces the Company’s belief that there are significant opportunities for international sales of the M-ATV and other Oshkosh defense vehicles over the next few years. The Company has been forward deploying business development teams around the world to pursue these opportunities.

In the fire & emergency segment, the Company made progress in the quarter improving the operational efficiency of its fire apparatus manufacturing. Those improvements are key to driving margins in the fire & emergency segment to acceptable levels in the current low volume environment. To allow the Company to focus limited resources on improving the performance of its principal product lines in the fire & emergency segment, the Company made a decision in July 2012 to exit the ambulance and European mobile medical businesses. The Company had expected that the move of ambulance production from four separate facilities to a dedicated production facility in Florida would result in significantly improved performance. Despite efforts by numerous dedicated individuals and teams, the business continued to operate at a loss and it became apparent that the Medtec product line would not achieve profitability in a reasonable time frame, if at all, and as a result a decision was made to exit the business. As a result of the decisions to exit these businesses, the Company expects to incur pre-tax charges of approximately $15 million to $20 million, with approximately $14 million to $18 million expected in the fourth quarter of fiscal 2012.

The Company recently announced that Mr. Wilson Jones was promoted to President and Chief Operating Officer of the Company, effective August 1, 2012. Mr. Jones has led two of the Company’s operating segments, building strong teams and providing customer-focused results. Mr. Jones’ role as President of the access equipment segment will be filled by Mr. Frank Nerenhausen. Mr. Nerenhausen and his team in the commercial segment led an operation that has been especially hard-hit by the recession and returned it to profitability, with an operating income margin of nearly 7% in the third quarter of fiscal 2012. Mr. Todd Fierro, who has been one of the driving forces for change and improvement in the commercial segment as the Vice President of Operations, will become President of the commercial segment effective August 1, 2012.

The FMTV contract was profitable for the first nine months of fiscal 2012 and the Company expects the contract to remain profitable throughout the remaining life of the contract. The Company’s expectation of future profitability is based on certain assumptions including scheduled price increases and estimates of future material and production costs. Management cost assumptions include estimates for future increases in the costs of materials, targeted cost savings and production efficiencies. There are inherent uncertainties related to these estimates. Small changes in estimates can have a significant impact on profitability under the contract. For example, a 1% escalation in material costs over the Company’s projection of material costs for FMTV orders currently in backlog would increase the cost of materials by approximately $18 million. While this amount is less than the expected future profitability of the FMTV contract, it would reduce the expected future gross margins on orders currently in backlog. It is possible that other assumptions underlying the analysis could change in such a manner that the Company would determine in the future that this is a loss contract, which could result in a material charge to earnings.

The Company remains focused on its MOVE initiatives. As previously noted, fiscal 2012 is an investment year for the Company as it continues to invest in planning and rolling out MOVE initiatives that the Company expects will positively impact the Company’s cost structure, ability to innovate and generate international revenue expansion. With the Company’s sequentially improved performance in the third quarter, the Company updated its guidance for fiscal 2012.

The Company believes that access equipment segment sales in fiscal 2012 will be approximately 40% higher than fiscal 2011, compared to the Company’s previous estimate of 35% to 40% higher. The Company continues to believe that operating income margins in the access equipment segment will be in the 7.5% to 8.0% range. The Company expects sales and operating income margins in the fourth quarter of fiscal 2012 in the access equipment segment will be lower than in the third quarter of fiscal 2012, reflecting the seasonal pattern that the access equipment segment traditionally experiences.

The Company believes sales in the defense segment for fiscal 2012 will be approximately 10% lower than the prior year. With the continued improvement in FMTV margins, the Company believes that operating income margins in the defense segment in fiscal 2012 will be in the 5.0% to 5.5% range.

Consistent with previous expectations, the Company believes that fire & emergency segment sales in fiscal 2012 will be up slightly compared to fiscal 2011. The Company believes that the fire & emergency segment will report a small operating loss in fiscal 2012 compared to the Company’s previous estimate of breakeven. The Company’s expectations for operating results do not include expected costs associated with exiting its ambulance and European mobile medical businesses of $14 million to $18 million.

The Company believes that fiscal 2012 sales in the commercial segment will be up approximately 20% compared to fiscal 2011. This is an increase from previous expectations of up 15%. The Company believes that operating income margins in the commercial segment will be in the 3.5% to 4.0% range, reflecting the continued progress being made by the commercial segment management team.

The Company believes that corporate expenses in fiscal 2012 will be approximately flat with fiscal 2011 even considering that fiscal 2012 results include $6.4 million in costs related to the proxy contest in connection with the Company’s 2012 annual meeting of shareholders. The Company expects interest expense in fiscal 2012 will be lower than in fiscal 2011 due to the expiration of the Company’s interest rate swap and the full year impact of fiscal 2011 debt reduction. The Company believes that the Company’s fiscal 2012 effective income tax rate will be 29% to 30%, down from the Company’s previous expectations generally as a result of discrete items. The Company estimates its fiscal 2012 capital expenditures will be between $50 million and $60 million.

As the Company’s current debt approximates the Company’s target level, the Company believes there could be opportunities to increase shareholder value through the use of selective repurchases of Company Common Stock. Accordingly, in July 2012, the Company’s Board of Directors authorized the repurchase of an additional 4.0 million shares of its Common Stock. When combined with 3.2 million shares remaining from a previous authorization, the Company now has the authority to repurchase up to approximately 7.2 million shares of its Common Stock.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2012	2011	2012	2011
Net sales:
Access equipment	$814.6	$580.1	$2,202.7	$1,378.6
Defense	958.5	1,107.0	2,996.8	3,193.0
Fire & emergency	246.1	216.0	590.6	594.7
Commercial	176.2	158.5	515.5	429.7
Intersegment eliminations	(19.1)	(38.7)	(175.4)	(126.7)
Consolidated	$2,176.3	$2,022.9	$6,130.2	$5,469.3

Third Quarter Fiscal 2012 Compared to 2011

Consolidated net sales increased 7.6% to $2.18 billion for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Although sales increased in all non-defense segments, increased replacement-driven demand for aerial work platforms and telehandlers in North America in the access equipment segment led the sales increase to offset a decline in defense segment sales.

Access equipment segment net sales increased 40.4% to $814.6 million for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 principally as a result of higher unit volumes ($186.4 million) and the realization of previously announced price increases ($37.6 million). Sales grew by double-digit percentages compared to the prior year quarter in all major regions of the globe, with the largest increase in North America, driven largely by demand for replacement of aged equipment.

Defense segment net sales decreased 13.4% to $958.5 million for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. The decrease was primarily due to lower FHTV volume ($256.5 million), lower aftermarket parts sales ($107.0 million) and a decrease in M-ATV volume ($52.9 million), offset in part by higher FMTV volume ($273.9 million) as the Company reached and sustained full rate production under the FMTV contract during the quarter.

Fire & emergency segment net sales increased 13.9% to $246.1 million for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. The increase in sales primarily reflected increased international shipments and the delivery of Rapid Intervention Vehicles under a contract with the United States Air Force.

Commercial segment net sales increased 11.2% to $176.2 million for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. The increase in sales was primarily attributable to a 36% increase in concrete placement vehicle volume compared to very low prior year volume and increased demand for aftermarket parts & service ($9.5 million), offset in part by lower intersegment sales to the defense segment ($9.7 million).

First Nine Months of Fiscal 2012 Compared to 2011

Consolidated net sales increased 12.1% to $6.13 billion for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. Higher FMTV sales and an increase in replacement-driven demand for aerial work platforms and telehandlers in North America were offset in part by expected declines in sales of FHTV vehicles and defense aftermarket parts and service.

Access equipment segment net sales increased 59.8% to $2.20 billion for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. Sales to external customers totaled $2.08 billion for the first nine months of fiscal 2012, a 56.9% increase compared to the first nine months of fiscal 2011. The Company realized double-digit sales increases in all regions of the world and across all product lines, generally as a result of replacement of aged equipment in North America and parts of Europe, as well as economic growth and increased product adoption in emerging markets. In addition, sales included $124.3 million in intersegment M-ATV related sales in the first nine months of fiscal 2012 compared to $54.1 million in the first nine months of fiscal 2011.

Defense segment net sales decreased 6.1% to $3.0 billion for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The decrease was primarily due to reductions in FHTV volume ($637.0 million) and aftermarket parts and service sales ($475.3 million), offset in part by higher FMTV volume ($964.3 million).

Fire & emergency segment net sales decreased 0.7% to $590.6 million for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The decrease in sales primarily reflected lower shipments of airport products ($36.0 million), offset in part by the delivery of Rapid Intervention Vehicles under a contract with the United States Air Force. Revenues for the first nine months of fiscal 2011 included the sale of 24 aircraft rescue and firefighting vehicles to airports in Pakistan.

Commercial segment net sales increased 20.0% to $515.5 million for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The increase in sales was primarily attributable to a 36% increase in refuse collection vehicle units sales compared to the prior year period, a 31% increase in concrete placement vehicle volume compared to very low prior year volume and increased demand for aftermarket parts & service ($19.7 million), offset in part by lower intersegment production for the defense segment ($33.3 million). Refuse collection vehicle volume was favorably impacted by the expiration of a U.S. bonus tax depreciation deduction at the end of calendar 2011.

Analysis of Consolidated Cost of Sales

Third Quarter 2012 Compared to 2011

Consolidated cost of sales increased to $1.90 billion, or 87.5% of sales, in the third quarter of fiscal 2012 compared to $1.75 billion, or 86.6% of sales, in the third quarter of fiscal 2011. The 90 basis point increase in cost of sales as a percentage of sales in the third quarter of fiscal 2012 was generally due to adverse product mix, largely in the defense segment (210 basis points) and higher material costs (130 basis points), offset in part by the realization of price increases (190 basis points) and higher absorption of fixed costs associated with higher sales (110 basis points).

First Nine Months 2012 Compared to 2011

Consolidated cost of sales increased to $5.40 billion, or 88.0% of sales, in the first nine months of fiscal 2012 compared to $4.61 billion, or 84.2% of sales, in the first nine months of fiscal 2011. The 380 basis point increase in cost of sales as a percentage of sales in the first nine months of fiscal 2012 was generally due to adverse product mix, largely in the defense segment (410 basis points) and higher material costs (170 basis points) offset in part by higher absorption of fixed costs associated with higher sales (150 basis points) and the realization of price increases (110 basis points).

Analysis of Consolidated Operating Income

The following table presents operating income by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2012	2011	2012	2011
Operating income (loss):
Access equipment	$88.2	$29.5	$169.7	$30.5
Defense	40.2	112.5	174.5	472.0
Fire & emergency	6.4	4.4	(14.9)	0.4
Commercial	12.1	3.7	22.9	1.3
Corporate	(22.5)	(24.5)	(76.6)	(81.2)
Intersegment eliminations	0.1	0.4	0.1	4.1
Consolidated	$124.5	$126.0	$275.7	$427.1

Third Quarter Fiscal 2012 Compared to 2011

Consolidated operating income decreased 1.2% to $124.5 million, or 5.7% of sales, in the third quarter of fiscal 2012 compared to $126.0 million, or 6.2% of sales, in the third quarter of fiscal 2011. Increased earnings on higher access equipment segment sales and improved commercial segment performance were more than offset by lower defense segment earnings.

Access equipment segment operating income increased 199.7% to $88.2 million, or 10.8% of sales, in the third quarter of fiscal 2012 compared to $29.5 million, or 5.1% of sales, in the prior year quarter. The improvement in operating results primarily reflected higher volume, the realization of previously announced price increases ($37.6 million) and manufacturing efficiencies ($4.2 million), offset in part by higher material costs ($19.6 million).

Defense segment operating income decreased 64.3% to $40.2 million, or 4.2% of sales, in the third quarter of fiscal 2012 compared to $112.5 million, or 10.2% of sales, in the prior year quarter. The decrease in operating income as a percentage of sales compared to the prior year quarter reflected adverse changes in product mix, lower sales volumes and charges resulting from revenue and cost estimate changes of $8.0 million on undefinitized contracts, offset in part by the absence of costs incurred in the third quarter of fiscal 2011 in connection with the ramp-up of production under the FMTV contract of $21.8 million. Profit margins under the FMTV program continued to improve in the third quarter compared to the second quarter of fiscal 2012.

Fire & emergency segment operating income increased 44.2% to $6.4 million, or 2.6% of sales, for the third quarter of fiscal 2012 compared to operating income of $4.4 million, or 2.0% of sales, in the prior year quarter. Operating income benefitted from higher sales in the third quarter of fiscal 2012. Operating results during the third quarter of fiscal 2012 and fiscal 2011 were negatively impacted by $4.3 million and $3.6 million, respectively, as a result of inefficiencies related to the transition of ambulance production to the Company’s facilities in Florida.

Commercial segment operating income increased 224.3% to $12.1 million, or 6.9% of sales, in the third quarter of fiscal 2012 compared to $3.7 million, or 2.4% of sales, in the prior year quarter. The increase in operating income primarily resulted from improved sales volume and improved manufacturing efficiencies (combined increase of $8.4 million).

Corporate operating expenses decreased $2.0 million, or 8.0%, to $22.5 million for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Corporate operating expenses in the prior year quarter included costs related to the development of the Company’s MOVE strategy.

Consolidated selling, general and administrative expenses increased 2.8% to $134.4 million, or 6.2% of sales, in the third quarter of fiscal 2012 compared to $130.8 million, or 6.5% of sales, in the third quarter of fiscal 2011. The increase in selling, general and administrative expenses was due primarily to higher salary and fringe benefits ($7.4 million) principally in the Company’s access equipment segment as a result of the sales growth that it experienced. The decrease in consolidated selling, general and administrative expenses as a percentage of sales was largely due to an increase in sales on a relatively fixed cost base.

First Nine Months Fiscal 2012 Compared to 2011

Consolidated operating income decreased 35.4% to $275.7 million, or 4.5% of sales, in the first nine months of fiscal 2012 compared to $427.1 million, or 7.8% of sales, in the first nine months of fiscal 2011. The decrease in consolidated operating income was primarily attributable to the defense segment, where an adverse sales mix negatively impacted operating income comparisons, offset in part by increased earnings on higher access equipment segment sales.

Access equipment segment operating income increased to $169.7 million, or 7.7% of sales, in the first nine months of fiscal 2012 compared to $30.5 million, or 2.2% of sales, in the prior year period. The increase in operating income was primarily due to higher sales to external customers and realization of price increases ($60.5 million), offset in part by higher material costs ($80.7 million) and increased product development spending ($19.3 million).

Defense segment operating income decreased 63.0% to $174.5 million, or 5.8% of sales, in the first nine months of fiscal 2012 compared to $472.0 million, or 14.8% of sales, in the first nine months of fiscal 2011. The decrease in operating income as a percentage of sales reflected an adverse change in product mix and lower sales volumes, offset in part by the absence of FMTV ramp-up costs of $37.1 million.

The fire & emergency segment reported an operating loss of $14.9 million, or 2.5% of sales, for the first nine months of fiscal 2012 compared to operating income of $0.4 million, or 0.1% of sales, in the prior year period. Operating results during the first nine months of fiscal 2012 were negatively impacted by a more competitive pricing environment and higher material costs, as well as costs of $12.3 million related to the transition of ambulance production to the Company’s facilities in Florida and $1.3 million related to exiting the U.S. mobile medical trailer product line and workforce reductions at Pierce. Costs to transition ambulance production to the Company’s facilities in Florida were $7.8 million in the first nine months of fiscal 2011.

The commercial segment generated operating income of $22.9 million, or 4.4% of sales, in the first nine months of fiscal 2012 compared to operating income of $1.3 million, or 0.3% of sales, in the first nine months of fiscal 2011. The improvement in operating results primarily related to higher sales volumes and improved product mix (combined increase of $14.8 million) and the realization of price increases in excess of higher material costs ($9.3 million) as the segment continued to recover material cost increases incurred in prior quarters.

Corporate operating expenses decreased $4.6 million to $76.6 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The decrease in corporate operating expenses was primarily the result of lower spending, net of increased cost allocations to segments, offset in part by $6.4 million of costs related to the proxy contest in connection with the Company’s 2012 annual meeting of shareholders in the first nine months of fiscal 2012.

Consolidated selling, general and administrative expenses increased 6.7% to $415.4 million, or 6.8% of sales, in the first nine months of fiscal 2012 compared to $389.5 million, or 7.1% of sales, in the first nine months of fiscal 2011. The increase in selling, general and administrative expenses was due primarily to higher salary and fringe benefits ($12.3 million) principally in the Company’s access equipment segment as a result of the sales growth that it experienced, higher costs associated with international expansion and costs related to the proxy contest ($6.4 million). The decrease in consolidated selling, general and administrative expenses as a percentage of sales was largely due to an increase in sales on a relatively fixed cost base.

Intersegment profit of $0.1 million and $4.1 million in the first nine months of fiscal 2012 and 2011, respectively, resulted from profit on intercompany sales between segments (largely M-ATV related sales between access equipment and defense). To the extent that the purchasing segment sells the inventory to an outside party, previously deferred intersegment profits are recognized in consolidated earnings through intersegment profit eliminations.

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2012 Compared to 2011

Interest expense net of interest income decreased $2.3 million to $18.1 million in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011, largely as a result of the expiration of the Company’s interest rate swap in December 2011. In the third quarter of fiscal 2011, interest expense included $3.0 million of expense related to the Company’s interest rate swap. Average debt outstanding decreased from $1.1 billion during the third quarter of fiscal 2011 to $1.0 billion during the third quarter of fiscal 2012.

The Company recorded a provision for income taxes of 29.5% of pre-tax income in the third quarter of fiscal 2012 compared to 34.8% in the prior year quarter. Third quarter fiscal 2012 results included $6.3 million in lower tax expense (600 basis points) as a result of changes to previous filing positions.

Equity in earnings of unconsolidated affiliates of $1.2 million in the third quarter of fiscal 2012 and $0.1 million in the third quarter of fiscal 2011 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

First Nine Months Fiscal 2012 Compared to 2011

Interest expense net of interest income decreased $11.1 million to $55.7 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011, largely as a result of the expiration of the Company’s interest rate swap in December 2011. In the first nine months of fiscal 2012 and fiscal 2011, interest expense included $2.2 million and $13.5 million, respectively, of expense related to the Company’s interest rate swap. Average debt outstanding decreased from $1.11 billion during the first nine months of fiscal 2011 to $1.00 billion during the first nine months of fiscal 2012.

The Company’s effective income tax rate was 29.7% of pre-tax income in the first nine months of fiscal 2012 compared to 34.7% for the first nine months of fiscal 2011. The effective tax rate for the first nine months of fiscal 2012 was favorably impacted by net discrete tax benefits of 650 basis points. Net discrete tax benefits included provision to return adjustments, settlement of foreign tax audits and other items. The effective tax rate for the first nine months of fiscal 2011 was favorably impacted by net discrete tax benefits of 150 basis points. Net discrete tax benefits included foreign tax credits related to the decision to repatriate earnings previously fully reinvested, reinstatement of the U.S. research and development tax credit, unbenefitted losses in foreign jurisdictions due to cumulative net operating losses and other items.

Equity in earnings of unconsolidated affiliates of $1.9 million in the first nine months of fiscal 2012 and $0.3 million in the first nine months of fiscal 2011 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

Financial Condition at June 30, 2012

The Company’s capitalization was as follows (in millions):

	June 30,	September 30,
	2012	2011
Cash and cash equivalents	$390.7	$428.5
Total debt	955.0	1,060.1
Oshkosh Corporation’s shareholders’ equity	1,747.7	1,596.5
Total capitalization (debt plus equity)	2,702.7	2,656.6
Debt to total capitalization	35.3%	39.9%

The Company repaid $105.0 million of debt during the first nine months of fiscal 2012. During the first nine months of fiscal 2012, the Company prepaid the final scheduled principal payments for fiscal 2012 and all of the scheduled principal payments for fiscal 2013 under the Term Loan (as defined in “Liquidity”). The Company’s debt levels are currently within its targeted range. As such, the Company’s use of cash generated from operations in the future could change from primarily debt reduction to other uses, including the repurchase of Common Stock.

In addition to cash and cash equivalents, the Company had $510.9 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of June 30, 2012. Subsequent to June 30, 2012, the Company amended the Credit Agreement (as defined in “Liquidity”), which lowered the maximum amount of the Revolving Credit Facility from $550 million to $525 million and, therefore, reduced the amount of unused available capacity. Refer to Note 21 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the amendment to the Credit Agreement. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement.

Cash Flows

Operating Cash Flows

The Company generated $74.3 million of cash from operating activities during the first nine months of fiscal 2012 compared to $278.7 million during the first nine months of fiscal 2011. The decrease in cash generated by operating activities was primarily due to lower earnings during the first nine months of fiscal 2012, an increase in working capital in the access equipment segment on increased sales activity and a reduction in amounts collected under undefinitized contracts with the U.S. government. Cash generation (use) from changes in significant working capital accounts was as follows (in millions):

	Nine Months Ended
	June 30,
	2012	2011

Receivables, net	$(190.5)	$(83.7)
Inventories, net	(126.4)	48.4
Accounts payable	(26.1)	21.7
Customer advances	(1.8)	(83.0)
Deferred revenue	105.5	(30.7)
	$(239.3)	$(127.3)

Cash utilized in the first nine months of fiscal 2012 for inventory and receivables was generally a result of higher production and sales in the access equipment segment. The decrease in cash resulting from reductions in customer advances primarily related to the timing of performance-based payments in the defense segment. Cash generated as a result of changes in deferred revenue in the first nine months of fiscal 2012 was primarily driven by the receipt of payment from the U.S. government on units as to which the Company was not able to recognize revenue due to a previously communicated tire shortage. In June 2012, the tire shortage which prevented revenue recognition lessened. The Company expects to recognize the revenue related to these trucks during the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013 as tires are received and installed on previously produced trucks. Cash utilized as a result of changes in receivables net of accounts payable in the first nine months of fiscal 2011 was primarily driven by increases in production and sales to external customers in the access equipment segment, offset in part by reductions in M-ATV production in the defense segment. Changes in inventories and customer advances in the first nine months of fiscal 2011 were primarily driven by reductions in M-ATV production in the defense segment.

The Company’s cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 45 days at September 30, 2011 to 51 days at June 30, 2012. The increase in days sales outstanding was primarily due to a delay in the definitization of contracts in the defense segment. Days sales outstanding for segments other than the defense segment were 59 days at June 30, 2012, up slightly from 57 days at September 30, 2011. Consolidated inventory turns (defined as “Cost of Sales” divided by the average “Inventory” at the past five quarter end periods) increased from 5.5 times at September 30, 2011 to 6.0 times at June 30, 2012. The increase in inventory turns was primarily related to an increase in production rates.

Investing Cash Flows

Net cash used in investing activities in the first nine months of fiscal 2012 was $13.2 million compared to $47.1 million in the first nine months of fiscal 2011. Capital spending, excluding equipment held for rental, of $33.9 million in the first nine months of fiscal 2012 reflected a decrease of $20.0 million compared to capital spending in the first nine months of fiscal 2011. Fiscal 2011 capital expenditures included equipment purchases related to the ramp-up of production under the FMTV contract. In fiscal 2012, the Company expects capital spending to approximate $50 million to $60 million. Fiscal 2012 investing activities also included a $6.0 million repayment of a note from a dealer and $8.7 million in proceeds from the sale of the Company’s investment in a leasing affiliate.

Financing Cash Flows

Financing activities resulted in a net use of cash of $102.1 million during the first nine months of fiscal 2012 compared to $180.6 million during the first nine months of fiscal 2011. In the first nine months of fiscal 2012, the Company used available cash and cash from operations generally for debt reduction.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from operations, availability under the Revolving Credit Facility and available cash and cash equivalents. In addition to cash and cash equivalents of $390.7 million, the Company had $510.9 million of unused availability under the Revolving Credit Facility as of June 30, 2012. Subsequent to June 30, 2012, the Company amended the Credit Agreement which lowered the maximum amount of the Revolving Credit Facility from $550 million to $525 million and accordingly reduced unused availability. Refer to Note 21 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the amendment to the Credit Agreement. These sources of liquidity are needed to fund the Company’s working capital requirements, debt service requirements, capital expenditures and share repurchases. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

The Company has a senior secured credit agreement with various lenders (the “Credit Agreement”). As of June 30, 2012, the Credit Agreement provided for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $550 million and (ii) a $650 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million with a balloon payment of $341.25 million due at maturity in October 2015. During the first nine months of fiscal 2012, the Company prepaid the principal installments under the Term Loan that were originally due September 30, 2012 through September 30, 2013. In July 2012, the Company completed an amendment to the Credit Agreement to lower the applicable variable interest rate spread by 100 basis points, modify restricted payment language (which increased the Company’s ability to effect repurchases of its Common Stock) to be consistent with the Senior Notes (as defined below), lower the maximum amount of the Revolving Credit Facility from $550 million to $525 million and reduce the Term Loan to $455 million (the amount outstanding as of June 30, 2012). Refer to Note 21 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the amendment to the Company’s Credit Agreement.

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

Under the Credit Agreement as amended in July 2012, the Company must pay (i) an unused commitment fee ranging from 0.25% to 0.50% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (ii) a fee ranging from 0.75% to 1.25% per annum of the maximum amount available to be drawn for each performance letter of credit issued and outstanding under the Credit Agreement.

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

•                  Senior Secured Leverage Ratio: A maximum senior secured leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated secured indebtedness to the Company’s EBITDA) of the following:

Fiscal Quarter Ending
June 30, 2012 and September 30, 2012	3.00 to 1.0
Thereafter	2.75 to 1.0

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2012 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Additionally, with certain exceptions, the Credit Agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of shares of the Company’s Common Stock. However, under the Credit Agreement as amended in July 2012, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions in an aggregate amount not exceeding the sum of:

(i)	$485.0 million; plus
(ii)

50% of the consolidated net income of the Company and its subsidiaries (or if such consolidated net income is a deficit, minus 100% of such deficit), accrued on a cumulative basis during the period beginning on April 1, 2012 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; plus

(iii)	100% of the aggregate net proceeds received by the Company subsequent to March 31, 2012 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock.

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

Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of June 30, 2012.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 45% of the Company’s net sales in the first nine months of fiscal 2012. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders received prior to commencing production.

During the first quarter of fiscal 2012, the U.S. government awarded the Company a two-year extension on its FHTV contract. Under the extended contract, the U.S. government can place orders through October 2013 and deliveries can continue through September 2014. As part of the extended contract, the Company retained the design rights to the Company’s vehicles.

The Company’s backlog as of June 30, 2012 decreased 22.9% to $4.67 billion compared to $6.05 billion at June 30, 2011. Access equipment segment backlog increased 18.9% to $729.7 million at June 30, 2012 compared to $613.6 million at June 30, 2011 due to increased orders in North America, including higher telehandler orders from the DoD. Defense segment backlog decreased 32.8% to $3.26 billion at June 30, 2012 compared to $4.86 billion at June 30, 2011 due largely to the fulfillment of FHTV and M-ATV orders and the delay in finalizing the fiscal 2012 U.S. federal budget. Fire & emergency segment backlog increased 15.7% to $530.1 million at June 30, 2012 compared to $458.2 million at June 30, 2011 due largely to higher international demand. Commercial segment backlog increased 18.1% to $148.4 million at June 30, 2012 compared to $125.6 million at June 30, 2011. Unit backlog for concrete mixers was up 11.3% compared to June 30, 2011, primarily as a result of increased international orders. Unit backlog for refuse collection vehicles was down 9.9% compared to June 30, 2011 as customers in the prior year ordered units for delivery prior to the expiration of a U.S. bonus tax depreciation deduction at the end of calendar 2011.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 61% of the Company’s June 30, 2012 backlog is not expected to be filled in fiscal 2012.

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

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2012. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2012 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Approximately 94% of our defense segment sales in fiscal 2011 were to the DoD. The high levels of sales in our defense segment in recent years have been due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, as is the demand for our products that arises out of such events. Virtually all U.S. troops were withdrawn from Iraq during 2011, and plans exist regarding the withdrawal of U.S. troops from Afghanistan by December 2014, both of which will likely result in a reduction in the level of defense funding allocated to support U.S. military involvement in those conflicts. In addition, current economic conditions have put significant pressure on the U.S. federal budget, including the defense budget. The DoD budget for fiscal 2012 includes significantly lower funding for purchases of new military vehicles that we manufacture under our FHTV and FMTV contracts than in prior years. In addition, the President’s fiscal 2013 defense budget request, which includes expected funding requests for defense programs through fiscal 2017, includes significantly lower funding levels for the FHTV and FMTV programs than those that were included in the fiscal 2012 budget and includes no planned funding for the FMTV program starting in fiscal 2015. The President’s fiscal 2013 budget request reflects previously announced plans to cut U.S. defense spending by $487 billion over the next ten years. The Budget Control Act of 2011 contains an automatic sequestration feature that could require additional cuts to defense spending totaling over $1 trillion during this period if Congress fails to enact the specified $1.2 trillion in U.S. federal deficit reductions. Unless Congress acts, sequestration will result in significant reductions to the defense budget starting in calendar 2013. The magnitude of the adverse impact that federal budget pressures and expected reductions in future defense funding as a result of the withdrawal of U.S. troops from Iraq and planned withdrawal of U.S. troops from Afghanistan and an uncertain DoD tactical wheeled vehicle strategy will have on funding for Oshkosh defense programs is uncertain, but directionally, we expect such funding to decline significantly. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of existing and new contract awards that we may receive.

The decline, compared to historical levels, in overall customer demand in our commercial and fire & emergency markets that we have experienced since the start of the global economic downturn and any further decline could have a material adverse effect on our operating performance. While demand in our access equipment markets has rebounded from historical lows that we experienced during the Great Recession, such demand is dependent on the global economies and may not be sustainable. Recently, there have been increasing concerns about several European economies. Further, certain countries in Asia and Latin America have experienced slower growth rates than the prior year and there have been mixed economic signs in the U.S. All of these factors, whether taken together or individually, could result in lower demand for our products. The access equipment market is highly cyclical and impacted by the strength of economies in general, by residential and non-residential construction spending, by the ability of rental companies to obtain third party financing to purchase revenue generating assets, by capital expenditures of rental companies in general and by other factors. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Refuse collection vehicle markets are also cyclical and impacted by the strength of economies in general, by municipal tax receipts and by capital expenditures of large waste haulers. Fire & emergency markets are cyclical later in an economic downturn and are impacted by the economy generally and by municipal tax receipts and capital expenditures. Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season in the Northern hemisphere.

The global economy continues to experience weakness, which has negatively impacted sales volumes for our access equipment, commercial and fire & emergency products as compared to historical levels. In addition, the global economic weakness has caused lending institutions to tighten their credit lending standards, which has restricted our customers’ access to capital. Continued weakness in U.S. and European housing starts and non-residential construction spending in most geographical areas of the world are further contributing to the lower sales volumes. A lack of significant improvement in residential and non-residential construction spending or continued low levels of construction activity generally may cause future weakness in demand for our products. Municipal tax revenues in the U.S. have weakened, which has negatively impacted demand for fire apparatus and refuse collection vehicles and delayed the recovery in these markets. Furthermore, it is possible that emerging market growth has slowed and could slow even further, which could negatively impact our growth in those markets. We cannot provide any assurance that the global economic weakness and tight credit markets will not continue or become more severe. In addition, we cannot provide any assurance that any economic recovery will not progress more slowly than what we or the market expect. If the global economic weakness and tight credit markets continue or become more severe, or if any economic recovery progresses more slowly than what we or the market expect, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits.

We are dependent on U.S. and foreign government contracts for a substantial portion of our business. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

•                        Our business is susceptible to changes in the U.S. defense budget, which may reduce revenues that we expect from our defense business, especially in light of federal budget pressures in part caused by U.S. economic weakness, the withdrawal of U.S. troops from Iraq, the plans to withdraw U.S. troops from Afghanistan by December 2014 and the level of defense funding that will be allocated to the DoD’s tactical wheeled vehicle strategy generally.

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

•                        The current U.S. Administration has indicated that it supports increased competition for existing defense programs. The Weapon Systems Acquisition Reform Act also requires competition for defense programs in certain circumstances. It is possible that the U.S. Army and U.S. Marines will conduct an open competition for programs for which we currently have contracts upon the expiration of the existing contracts. Likewise, the U.S. Army and Marine Corps have, in the past, inquired about purchasing the design rights to the FHTV, M-ATV and Medium Tactical Vehicle Replacement that we produce, respectively. Competition for DoD programs that we currently have could result in the U.S. government awarding future contracts to another manufacturer or the U.S. government awarding the contracts to us at lower prices and operating margins than we experience under the current contracts.

•                        Defense truck contract awards that we receive may be subject to protests by competing bidders, which protests, if successful, could result in the DoD revoking part or all of any defense truck contract it awards to us and our inability to recover amounts we have expended in anticipation of initiating production under any such contract.

•                        Most of our government contracts are fixed-price contracts with price escalation factors included for those contracts that extend beyond one year. Our actual costs on any of these contracts may exceed our projected costs, which could result in profits lower than historically realized or than we anticipate or net losses under these contracts. In particular, we bid the FMTV contract at very aggressive margins. Although the FMTV contract was profitable in the first three quarters of fiscal 2012, our expected future profitability under this contract is based on certain assumptions, including scheduled price increases and estimates for future increases in the costs of raw materials, targeted cost savings and our ability to achieve certain production efficiencies. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of profitability. For example, a 1% escalation in material costs over the Company’s projection for FMTV orders currently in backlog would increase the cost of materials by approximately $18 million. Although we do not believe that such an increase would result in a loss on future sales under this contract, it would reduce our expected future profitability on orders currently in backlog. It is possible that other assumptions underlying the analysis could change in such a manner that the Company would determine in the future that this is a loss contract, which could result in a material charge to earnings.

•                        We recognize revenue on certain undefinitized contracts with the DoD to the extent that we can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. Undefinitized contracts are used when we and the DoD have not agreed upon all contract terms before we begin performance under the contracts. At June 30, 2012, we had recorded $581.8 million in revenue on contracts that remain undefinitized. To the extent that contract definitization results in changes or adjustments to previously recognized revenues or estimated or incurred costs, including charges from subcontractors, we record those adjustments as a change in estimate in the period of change. While we believe the definitization of contracts will not have a material adverse effect on our financial condition, actual results could vary from current estimates.

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

•                        Our defense products undergo rigorous testing by the customer and are subject to highly technical requirements. Our products are inspected extensively by the DoD prior to acceptance to determine adherence to contractual technical and quality requirements. Any failure to pass these tests or to comply with these requirements could result in unanticipated retrofit and rework costs, vehicle design changes, delayed acceptance of vehicles, late or no payments under such contracts or cancellation of the contract to provide vehicles to the government.

•                        Our government contracts are subject to audit, which could result in adjustments of our costs and prices under these contracts.

•                        Our defense truck contracts are large in size and require significant personnel and production resources, and when such contracts end, we must make adjustments to personnel and production resources. If we are unable to effectively reduce our cost structure commensurate with the completion of certain large defense contracts, our future earnings and cash flows would be adversely affected. In addition, if we are not able to utilize existing production equipment for alternative purposes, we could incur asset impairment charges as a result of the significant reduction in projected defense funding.

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

We have been consolidating facilities and operations in an effort to make our business more efficient and expect to continue to review our overall manufacturing footprint. We have incurred, and expect in the future to incur, additional costs and restructuring charges in connection with such consolidations, workforce reductions and other cost reduction measures that have adversely affected and, to the extent incurred in the future would adversely affect, our future earnings and cash flows. Furthermore, such actions may be disruptive to our business. This may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities, which would adversely impact our sales levels, operating results and operating margins. In addition, we may not realize the cost savings that we expect to realize as a result of such actions.

In January 2011, we began the consolidation of Medtec Ambulance production into fire & emergency segment facilities in Bradenton, Florida. We had expected that the move of ambulance production from four separate facilities to a dedicated production facility in Florida would result in significantly improved performance. Despite efforts by numerous dedicated individuals and teams, the business continued to operate at a loss and it became apparent that the Medtec product line would not achieve profitability in a reasonable time frame, if at all, and as a result a decision was made to exit the business. Costs to exit this business may exceed our estimates and could adversely affect our future earnings and cash flows. Furthermore, such actions may be disruptive to our other businesses in the fire & emergency segment.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 1995, the Company’s Board of Directors authorized the repurchase of up to 6,000,000 shares of Common Stock. The Company did not repurchase any shares under this authorization during the quarter ended June 30, 2012. As of June 30, 2012, the Company had repurchased 2,769,210 shares under this program at a cost of $6.6 million, leaving the Company with authority to repurchase 3,230,790 shares of Common Stock under this program. In July 2012, the Company’s Board of Directors increased the repurchase authorization by 4,000,000 shares of Common Stock, thereby increasing the aggregate repurchase authorization to 7,230,790 shares of Common Stock. The Company can use this authorization at any time, and there is no expiration date associated with the Board authorization. The Company’s credit agreement restricts the Company’s ability to repurchase shares of its Common Stock through financial covenants. The Company’s credit agreement, as amended in July 2012, also limits the amount of dividends and other distributions, including repurchases of stock, it may pay to $485.0 million; plus (i) 50% of the consolidated net income of the Company and its subsidiaries, accrued on a cumulative basis during the period beginning on April 1, 2012 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; plus (ii) 100% of the aggregate net proceeds received by the Company subsequent to March 31, 2012 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock. The Company’s indenture also contains restrictive covenants that may limit the Company’s ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders.

ITEM 5.                             OTHER INFORMATION

On July 26, 2012 the Company initiated a plan to exit its ambulance business. The Company had expected that the move of ambulance production from four separate facilities to a dedicated production facility in Florida would result in significantly improved performance. Despite efforts by numerous dedicated individuals and teams, the business continued to operate at a loss and it became apparent that the Medtec product line would not achieve profitability in a reasonable time frame, if at all, and as a result a decision was made to exit the business. The Company expects to discontinue production of ambulances in the first quarter of fiscal 2013 following completion of units currently in backlog. As a result of the plan to exit the ambulance business, the Company expects to incur pre-tax charges between $8 million and $13 million. These charges consist of severance and other termination benefits of approximately $2 million, non-cash excess and obsolete inventory charges of $2 million to $3 million, non-cash asset impairments of $1 million to $2 million and other exit costs of $3 million to $6 million. The majority of these charges are expected to be recorded in the fourth quarter of fiscal 2012.

On July 25, 2012, the Company entered into a non-binding letter of intent to sell its investment in its European mobile medical business as the business was determined to be a non-core business. The Company expects to incur a pre-tax loss of approximately $7 million on the disposition of this business, approximately half of which is related to cash charges. The Company expects to complete the sale of this business in the fourth quarter of fiscal 2012.

ITEM 6.                             EXHIBITS

Exhibit No.	Description

3.1	Oshkosh Corporation By-Laws, as amended effective July 16, 2012.

4.1

First Amendment to Credit Agreement, dated as of July 13, 2012, among Oshkosh Corporation and various lenders and agents party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, dated July 13, 2012 (File No. 001-31371)).

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 26, 2012.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 26, 2012.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated July 26, 2012.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated July 26, 2012.

101

The following materials from Oshkosh Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH CORPORATION

July 26, 2012	/S/ Charles L. Szews
Charles L. Szews
President and Chief Executive Officer
(Principal Executive Officer)

July 26, 2012	/S/ David M. Sagehorn
David M. Sagehorn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 26, 2012	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek
Senior Vice President Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Oshkosh Corporation By-Laws, as amended effective July 16, 2012.

4.1

First Amendment to Credit Agreement, dated as of July 13, 2012, among Oshkosh Corporation and various lenders and agents party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, dated July 13, 2012 (File No. 001-31371)).

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 26, 2012.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 26, 2012.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated July 26, 2012.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated July 26, 2012.

101

The following materials from Oshkosh Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.