Form 10-K
period 2012-09-30
OSHKOSH CORP
filed 2012-11-19
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

At March 31, 2012, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $2,123,214,322 (based on the closing price of $23.17 per share on the New York Stock Exchange as of such date).

As of November 9, 2012, 91,565,824 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

OSHKOSH CORPORATION
FISCAL 2012 ANNUAL REPORT ON FORM 10-K

As used herein, the “Company,” “we,” “us” and “our” refers to Oshkosh Corporation and its consolidated subsidiaries. “Oshkosh” refers to Oshkosh Corporation, not including JLG Industries, Inc. and its wholly-owned subsidiaries (“JLG”), Pierce Manufacturing Inc. (“Pierce”), McNeilus Companies, Inc. (“McNeilus”) and its wholly-owned subsidiaries, Kewaunee Fabrications, LLC (“Kewaunee”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”) and Iowa Mold Tooling Co., Inc. (“IMT”) or any other subsidiaries.

The “Oshkosh®,” “JLG®,” “Pierce®,” “McNeilus®,” “MEDTEC®,” “Jerr-Dan®,” “Frontline™,” “CON-E-CO®,” “London®,” “IMT®,” “SkyTrak®,” “Lull®,” “Revolution®,” “Command Zone™,” “TAK-4®,” “Hercules™,” “Husky™,” “PUC™,” “ClearSky™,” “TerraMax™,” “SandCat™” and “ProPulse®” trademarks and related logos are trademarks or registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.

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

Cautionary Statement About Forward-Looking Statements

The Company believes that certain statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements located elsewhere in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company's access equipment, commercial and fire & emergency markets, especially in the current environment where there are conflicting signs regarding the future global economic outlook; the expected level and timing of the U.S. Department of Defense (“DoD”) procurement of products and services and funding thereof; risks related to reductions in government expenditures in light of U.S. defense budget pressures and an uncertain DoD tactical wheeled vehicle strategy; the ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to the Company's exit from its ambulance business, including the amounts of related costs and charges; risks related to facilities consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; the duration of the ongoing global economic weakness, which could lead to additional impairment charges related to many of the Company's intangible assets and/or a slower recovery in the Company's cyclical businesses than Company or equity market expectations; the potential for the U.S. government to competitively bid the Company's Army and Marine Corps contracts; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company's products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including foreign currency fluctuations and compliance with the Foreign Corrupt Practices Act; risks related to actions of activist shareholders, including the amount of related costs; the Company's ability to successfully execute on its strategic road map and meet its long-term financial goals; risks and uncertainties associated with the tender offer for the Company's shares, the outcome of any litigation related to the offer or any other offer or proposal, and the Board's recommendation to the shareholders concerning the offer or any other offer or proposal. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A of Part I of this report.

All forward-looking statements, including those under the caption “Executive Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” speak only as of November 19, 2012. The Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

PART I

ITEM 1.    BUSINESS

The Company

Oshkosh Corporation is a leading designer, manufacturer and marketer of a broad range of specialty vehicles and vehicle bodies. The Company partners with customers to deliver superior solutions that safely and efficiently move people and materials at work, around the globe, and around the clock. The Company began business in 1917 as an early pioneer of four-wheel drive technology, and off road mobility technology remains one of its core competencies. The Company maintains four reportable segments for financial reporting purposes: access equipment, defense, fire & emergency and commercial, which comprised 34%, 48%, 10% and 8%, respectively, of the Company’s consolidated net sales in fiscal 2012. These segments, in some way, all share common customers and distribution channels, leverage common components and suppliers, utilize common technologies and manufacturing processes and share manufacturing and distribution facilities, which results in the Company being an integrated specialty vehicle manufacturer. The Company made approximately 45%, 56% and 72% of its net sales for fiscal 2012, 2011 and 2010, respectively, to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. See Note 23 to the Consolidated Financial Statements for financial information related to the Company’s business segments.

JLG, a global manufacturer of aerial work platforms and telehandlers used in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights, forms the base of the Company’s access equipment segment. JLG’s customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and the U.S. military. The access equipment segment also includes Jerr-Dan branded tow trucks (“wreckers”) and roll-back vehicle carriers (“carriers”) sold to towing companies in the U.S. and abroad.

The Company has sold products to the DoD for over 90 years and operates its military tactical wheeled vehicles business as its defense segment. In 1981, Oshkosh was awarded the first Heavy Expanded Mobility Tactical Truck (“HEMTT”) contract for the DoD, and thereafter its defense segment developed into the DoD’s leading supplier of severe-duty, heavy-payload tactical trucks. In recent years, Oshkosh has broadened its defense product offerings to become the leading manufacturer of severe-duty, heavy- and medium-payload tactical trucks for the DoD, manufacturing vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for combat units and light tactical vehicles, through its Mine Resistant Ambush Protected All-Terrain Vehicles (“M-ATVs”). In October 2011, the Company introduced the Light Combat All-Terrain Vehicle (“L-ATV”) to continue to expand its light protected tactical wheeled vehicle offering. The L-ATV was selected for the DoD Joint Light Tactical Vehicle (“JLTV”) Engineering Manufacturing & Development ("EMD") contract in August 2012. Under the JLTV EMD contract, Oshkosh will deliver 22 Oshkosh-designed and manufactured JLTV prototype vehicles within 365 days of the contract award, and support U.S. government testing and evaluation of the prototypes. The L-ATV incorporates field-proven technologies, advanced armor solutions and expeditionary levels of off-road mobility to redefine safety and performance standards. The L-ATV also is designed for future growth, with the ability to accept additional armor packages and technology upgrades as the mission requires.

The Company’s fire & emergency segment manufactures commercial and custom firefighting vehicles and equipment, aircraft rescue and firefighting (“ARFF”) vehicles, snow removal vehicles, simulators and other emergency vehicles primarily sold to fire departments, airports and other governmental units in the Americas and abroad, and broadcast vehicles sold to broadcasters and television stations in the Americas and abroad.

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

Quality Products and Customer Service. The Company has developed strong brand recognition for its products as a result of its commitment to meet the stringent product quality and reliability requirements of its customers in the specialty vehicle and vehicle body markets it serves. The Company frequently achieves premium pricing due to the durability and low life cycle costs for its products. The Company also provides high quality customer service through its extensive parts and service support programs, which are generally available to customers 365 days a year in all product lines throughout the Company’s distribution systems.

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

Strong Management Team. The Company is led by Chief Executive Officer Charles L. Szews and President and Chief Operating Officer Wilson R. Jones who have been employed by the Company since 1996 and 2005, respectively. Messrs. Szews and Jones are complemented by an experienced senior management team that has been assembled through internal promotions, new hires and acquisitions. The management team has successfully executed a strategic reshaping and expansion of its business since 1996, which has positioned the Company to be a global leader in the specialty vehicle and vehicle body markets.

Business Strategy

The Company is focused on increasing its net sales, profitability and cash flow and strengthening its balance sheet by capitalizing on its competitive strengths and pursuing an integrated business strategy. The Company completed a comprehensive strategic planning process in fiscal 2011 with the assistance of a globally recognized consulting firm that culminated in the creation of the Company’s roadmap, named MOVE, to deliver outstanding long-term shareholder value. On September 14, 2012, the Company announced its target of achieving earnings per share of $4.00 to $4.50 by fiscal 2015. The MOVE strategy, which is a key component in achieving the targeted earnings per share range, consists of four key strategies:

Market Recovery and Growth. The Company plans to continue to capture and improve its historic share in a market recovery. A number of the markets in which the Company participates have been down anywhere from 40% to more than 90% from peak levels, some since 2007, and customer vehicle fleets continue to age. The Company is working to improve its sales, inventory and operations planning and sales capture processes to more effectively respond to customers’ needs as the recovery occurs in each of its markets. Also, throughout the extended period of weak economic conditions, the Company has continued to focus on staying close to its customers and providing high quality customer service through its extensive parts and service support programs, which are generally available to customers 365 days a year in all product lines throughout the Company’s distribution systems. The Company believes that even a modest market recovery represents a $220 million operating income opportunity in its non-defense businesses between fiscal 2012 and fiscal 2015 at historical margins and assuming no major market share gains.

Optimize Cost and Capital Structure. The Company plans to optimize its cost and capital structure to provide value for customers and shareholders by aggressively attacking its product, process and overhead costs. The Company utilizes a comprehensive, lean enterprise focus to drive to be a low cost producer in all of its product lines while sustaining premium product features and quality, and to deliver low product life cycle costs for its customers. Lean is a methodology to eliminate non-value added work from a process stream. During the last few years, the Company has implemented this strategy by:

•
Combining the Company’s strategic purchasing teams globally into a single organization led by an externally-recruited chief procurement officer to capture its full purchasing power across all of its businesses and to promote low cost country sourcing;

•
Managing the business to target breakthrough objectives, including aggressive cost reduction targets, via the Company-wide use of strategy deployment scorecards to provide effective, timely assessment of progress toward objectives and implementation of countermeasures as needed;

•	Utilizing integrated project teams to reduce product costs for the Family of Medium Tactical Vehicles (“FMTV”) program and other key products;

•	Creating chartered cost reduction teams at all businesses and introducing broad-based training programs;

•	Creating a single quality management system to drive enhanced quality throughout all of the Company’s businesses resulting in satisfied customers and a lower cost of quality;

•
Launching and leveraging the Oshkosh Operating System (“OOS”) to create common practices across the Company to enhance its performance. The OOS is a system of doing business that is focused on serving and delighting customers by utilizing continuous improvement and lean practices. The Company believes that the OOS enables it to sustain superior performance for its customers, shareholders, employees and other stakeholders; and

•
Changing the Company's defined benefit pension plans, retiree health plan, and supplemental executive retirement plan to reduce the cash flow and expense volatility associated with these defined benefit plans. These changes included:

◦	Freezing the qualified non-contributory defined benefit plans for salaried employees as of December 31, 2012.

◦
Eliminating the retiree health plan for salaried employees that provides coverage for employees retiring at age 55 or older effective December 31, 2012, except for existing eligible employees who are at least age 55 with at least five years of service by December 31, 2012. This group of “grandfathered” employees will have until December 31, 2013 to elect this benefit if they retire by this date.

◦	Freezing the non-qualified defined benefit supplemental executive retirement pension plan as of December 31, 2012.

◦	Providing pension benefits to impacted employees under new, qualified and non-qualified defined contribution pension plans effective January 1, 2013.

As a result of this focus on cost optimization, the Company expects to more efficiently utilize its manufacturing facilities, increase inventory turns and reduce product, process and overhead costs, and lower manufacturing lead times and new product development cycle times over the next several years. The Company is targeting 250 basis points of incremental consolidated operating income margin improvement by fiscal 2015 from this initiative compared to fiscal 2012.

The Company has repaid more than $2 billion of acquisition-related debt since fiscal 2008. As a result, the Company believes that its capital structure at September 30, 2012 is within its targeted range for indebtedness. Because the Company continues to expect to have ample free cash flow to support its existing businesses, cash deployment in the future is likely to shift from debt reduction to returning cash to shareholders and investing in external growth opportunities. To this effect, the Company repurchased

546,965 shares of Common Stock during the fourth quarter of fiscal 2012 at a cost of $13.3 million. On November 15, 2012, the Company's Board of Directors increased the Company's stock repurchase authorization such that the Company has authority to repurchase 11,000,000 shares of Common Stock after the Board action. The Company is targeting spending $300 million to repurchase shares over the 12 to 18 months following that date and expects to spend at least $75 million to repurchase shares over the three months following that date.

Value Innovation. The Company intends to maintain its emphasis on new product development as it seeks to expand sales and margins by leading its core markets in the introduction of new or improved products and new technologies. The Company primarily uses internal development but also uses licensing of technology and strategic acquisitions to execute multi-generational product plans in each of the Company’s businesses. The Company actively seeks to commercialize emerging technologies that are capable of expanding customer uses of its products. Examples of the Company’s innovation include:

•	The Rental Series scissor lift, which targets the price-value segment of the access equipment market;

•	The JLG 150-foot articulating boom, the largest self-propelled articulating boom on the market, which enables operators to tackle high level access needs for construction and maintenance applications;

•
The TAK-4 independent suspension system, which the Company uses on multiple vehicle platforms in its defense and fire & emergency segments and which it has installed on other manufacturers’ Mine Resistant Ambush Protected (“MRAP”) vehicles;

•	The L-ATV, which incorporates field-proven technologies, advanced armor solutions and expeditionary levels of mobility to redefine safety and performance standards;

•	The Command Zone multiplexing technology, which the Company has applied to numerous products in each of its segments to control, monitor and diagnose electronic components;

•	The Pierce Ultimate Configuration (“PUC”) vehicle configuration, which eliminates the bulky pumphouse from firefighting vehicles, making such vehicles easier to use and service;

•
The Dash Cab Forward, which is a new firefighting vehicle featuring an innovative tilting cab-forward design that repositions the engine rearward and lower between the frame rails, with an open interior configuration that enables firefighters to better prepare for the unexpected situations they face when arriving on the scene of a fire or other emergency situation; and

•	The integration of compressed natural gas to power McNeilus’ refuse collection vehicles and concrete mixers, which reduces fuel costs and emissions.

The Company is targeting $350 million of incremental annual revenue by fiscal 2015 compared to fiscal 2012 as a result of this initiative.

Emerging Market Expansion. The Company plans to continue its expansion into those specialty vehicle and vehicle body markets globally where it has or can acquire strong market positions over time and where it believes it can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability. Business development teams actively pursue new customers in targeted developing countries in Asia, Eastern Europe, the Middle East, Latin America and Africa. In pursuit of this strategy, the Company opened a 193,000 square foot facility in Tianjin, China in May  2010 to produce JLG access equipment for the Asian market. In fiscal 2011, the Company commenced concrete mixer manufacturing in Brazil and opened new sales and service offices in Russia, India, Saudi Arabia and China to pursue various opportunities in each of those countries. The Company would also consider selectively pursuing strategic acquisitions, primarily internationally, to enhance the Company’s product offerings and expand its international presence in the specialty vehicle and vehicle body markets. Sales to customers outside of the U.S. comprised 21.8%, 17.1% and 9.6% of the Company’s consolidated sales for fiscal 2012, 2011 and 2010, respectively. Some of the Company's recent success in generating multi-unit orders included a combination order for 120 fire apparatus and wrecker vehicles to Ghana, an order for 245 border patrol vehicles to Mexico and more than 30 fire apparatus vehicles to Brazil. In addition, the Company received an order for 750 M-ATV units from the United Arab Emirates ("UAE") in fiscal 2012 for delivery in fiscal 2013. The Company is targeting to derive more than 25% of its revenues from outside the U.S. by fiscal 2015.

Products

The Company is focused on the following core segments of the specialty vehicle and vehicle body markets:

Access equipment segment. JLG manufactures aerial work platforms and telehandlers used in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. In addition, through a long-term license with Caterpillar Inc., JLG produces Caterpillar-branded telehandlers for distribution through the worldwide Caterpillar Inc. dealer network through 2025.

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

JLG also arranges equipment financing and leasing solutions for its customers, primarily through third-party funding arrangements with independent financial companies, and occasionally provides credit support in connection with these financing and leasing arrangements. Financing arrangements that JLG offers or arranges through this segment include various types of rental fleet loans and leases, as well as floor plan and retail financing. Terms of these arrangements vary depending on the type of transaction, but typically range between 36 and 72 months and generally require the customer to be responsible for insurance, taxes and maintenance of the equipment, and to bear the risk of damage to or loss of the equipment.

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

Defense segment. The Company has sold products to the DoD for over 90 years. The Company also exports tactical wheeled vehicles to approved foreign customers. By successfully responding to the DoD's changing vehicle requirements, the Company has become the leading manufacturer of Heavy, Medium, and MRAP wheeled vehicles and related service and sustainment for the DoD and is rapidly expanding its portfolio of light vehicles. The Company manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for a broad range of missions. The Company's proprietary military product line of heavy-payload tactical wheeled vehicles includes the HEMTT, the Heavy Equipment Transporter (“HET”), the Palletized Load System (“PLS”), and the Logistic Vehicle System Replacement (“LVSR”). The Company's proprietary military medium-payload tactical wheeled vehicles include the Medium Tactical Vehicle Replacement (“MTVR”). The Company's proprietary M-ATV was specifically designed with superior survivability as well as extreme off-road mobility for use in the conflict in Afghanistan.

The Defense segment also makes a multi-role light protected tactical vehicle, the SandCat, which supports military, national security, peace keeping and law enforcement operations. In October 2011, the Company introduced the L-ATV to continue to expand its light protected tactical wheeled vehicle offering. The L-ATV, which was selected for the DoD JLTV EMD contract in August 2012, incorporates field-proven technologies, advanced armor solutions and expeditionary levels of off-road mobility to redefine safety and performance standards. The L-ATV also is designed for future growth, with the ability to accept additional armor packages and technology upgrades as the mission requires. In September 2012, Oshkosh unveiled the lightest vehicle in its Defense portfolio, the Special Purpose All-Terrain Vehicle, or S-ATV, based on emerging global requirements for forces performing unconventional and reconnaissance missions including counterinsurgency operations, special reconnaissance, site seizure, long-range surveillance and direct combat. The Oshkosh S-ATV is ultra-transportable and utilizes battle-proven off-road technologies to travel across rugged, remote and urban terrains at high speeds.

In October 2008, the U.S. DoD awarded the Company a three-year, firm, fixed-priced requirements contract for the continued production of the Family of Heavy Tactical Vehicles (“FHTV”). The contract included the production of the HEMTT, HET and PLS as well as associated logistics and configuration management support. The FHTV contract for new orders expired in September 2011, with expected vehicle deliveries to continue through March 2013. The Company was awarded an extension contract in fiscal 2012 for the FHTV program under which it would continue producing FHTVs through fiscal 2014.

In June 2009, the U.S. DoD awarded the Company a sole source contract for M-ATVs and associated aftermarket parts packages. The Company completed the contract requirements in fiscal 2012, delivering more than 8,700 M-ATVs, along with aftermarket parts and services through the life of the contract with a total contract value of $6.5 billion. The Company is actively marketing M-ATVs to approved international customers. In July 2012, Oshkosh received its first large international order, totaling 750 units for the UAE.
In August 2009, the U.S. DoD awarded the Company a contract to be the sole producer of FMTVs under the U.S. Army's FMTV Rebuy program. The FMTV Rebuy program is a five-year requirements contract for the production of vehicles and trailers through December 2015. The Company began delivery of vehicles under this contract in the first quarter of fiscal 2011. The Company has received orders totaling $4.0 billion under this contract, of which $1.7 billion remained in backlog at September 30, 2012.
In addition to retaining its current defense truck contracts, the Company’s objective is to continue to diversify into other areas of the U.S. and international defense vehicle markets by expanding applications, uses and vehicle body styles of its current tactical truck lines. As the Company enters competitions in the defense tactical wheeled vehicle market, the Company believes it has multiple competitive advantages, including:

•
Engineering and testing. Domestic and international vehicle contract competitions require significant defense engineering expertise to ensure that vehicle designs excel under demanding test conditions. The Company has teams of engineers and engages highly-specialized contract engineers to improve current products and develop new products. Oshkosh defense engineers have significant expertise designing new vehicles, using sophisticated modeling and simulation, supporting disciplined testing programs at military and approved test sites, and producing detailed, comprehensive, successful contract proposals.

•
Proprietary components. The Company's patented TAK-4 independent suspension family has been expanded to include the TAK-4 "intelligent" or TAK-4i configuration, which brings 25% more wheel travel and ride height control compared to the original TAK-4 to address the evolving requirements of the Company's customers. Integrating the TAK-4 suspension with the Company's proprietary power train components allows the Company to deliver the market-leading off-road performance for which its defense vehicles are known. In addition, because these are typically some of the higher cost components in a vehicle, the Company has a competitive cost advantage based on the in-house manufacturing and assembly of these items.

•
Past performance. The Company has been building tactical wheeled vehicles for the DoD for more than 90 years. The Company's past success in delivering reliable, high quality vehicles on time, within budget and meeting specifications is a competitive advantage in future defense vehicle procurement programs. The Company understands the special contract procedures used by the DoD and other international militaries and has developed substantial expertise in contract management, quality management, program management and accounting.

•
Flexible manufacturing. The Company's ability to produce a variety of vehicle models on a lean, automated assembly line enables manufacturing efficiencies and a competitive cost position. In addition, the Company is able to leverage its global manufacturing scale to supplement its existing defense vehicle manufacturing facilities in Oshkosh, Wisconsin.

•
Logistics. The Company has gained significant experience in the development of operators' manuals and training, and in the delivery of parts and services worldwide in accordance with its customers' expectations and requirements, which differ materially from commercial practices. The Company has logistics capabilities to permit the DoD to order parts, receive invoices and remit payments electronically.

Fire & emergency segment. Through Pierce, the Company is the leading domestic manufacturer of fire apparatus assembled on custom chassis, designed and manufactured to meet the special needs of firefighters. Pierce also manufactures fire apparatus assembled on commercially available chassis, which are produced for multiple end-customer applications. Pierce’s engineering expertise allows it to design its vehicles to meet stringent industry guidelines and government regulations for safety and effectiveness. Pierce primarily serves domestic municipal customers, but also sells fire apparatus to the DoD, airports, universities and large industrial companies, and increasingly in international markets. Pierce’s history of innovation and research and development in consultation with firefighters has resulted in a broad product line that features a wide range of innovative, high-quality custom and commercial firefighting equipment with advanced fire suppression capabilities. In an effort to be a single-source supplier for its customers, Pierce offers a full line of custom and commercial fire apparatus and emergency vehicles, including pumpers, aerial and ladder trucks, tankers, light-, medium- and heavy-duty rescue vehicles, wildland rough terrain response vehicles, mobile command and control centers, bomb squad vehicles, hazardous materials control vehicles and other emergency response vehicles.

The Company, through its Oshkosh brand, is among the leaders in sales of ARFF vehicles to domestic and international airports. These highly-specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the world’s largest airports, including LaGuardia International Airport, O’Hare International Airport, Hartsfield-Jackson International Airport, Denver International Airport and Dallas/Fort Worth International Airport in the U.S. and airports located in Singapore; Toronto, Canada; Beijing and Shenzhen, China; Indonesia; Egypt and Ecuador are served by the Company’s ARFF vehicles. The Company believes that the performance and reliability of its ARFF vehicles contribute to the Company’s strong position in this market.

The Company, through its Oshkosh brand, is a global leader in airport snow removal vehicles. The Company’s portfolio of specially designed airport snow removal vehicles are used by some of the largest airports in the world, including Denver International Airport, Minneapolis-St. Paul International Airport and O’Hare International Airport in the U.S. and Beijing, China; Montreal, Canada and St. Petersburg, Russia internationally. The Company believes that the reliability of its high-performance snow removal vehicles and the speed with which they clear airport runways contribute to its strong position in this market.

The Company, through its Frontline and Oshkosh Specialty Vehicles brands, is a leading manufacturer, system designer and integrator of broadcast and communication vehicles, including electronic field production trailers, satellite news gathering and electronic news gathering vehicles for broadcasters, command trucks for local and federal governments along with being the leading supplier of military simulator shelters and trailers. The Company’s vehicles have been used worldwide to broadcast the NFL Superbowl, the FIFA World Cup and the Olympics.

The Company offers three- to fifteen-year municipal lease financing programs to its fire & emergency segment customers in the U.S. through Oshkosh Equipment Finance, L.L.C., doing business as Oshkosh Capital. Programs include competitive lease financing rates, creative and flexible finance arrangements and the ease of one-stop shopping for customers’ equipment and financing. The lease financing transactions are executed through a private label arrangement with an independent third-party finance company.

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

The Company also arranges equipment financing and leasing solutions for its customers, primarily through third-party funding arrangements with independent financial companies, and occasionally provides credit support in connection with these financing and leasing arrangements. Terms of these arrangements vary depending on the type of transaction, but typically range between 24 and 72 months and generally require the customer to be responsible for insurance, taxes and maintenance of the equipment, and to bear the risk of damage to or loss of the equipment.

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

U.S. dealers and representatives enter into agreements with the Company that allow for termination by either party generally upon 90 days notice, subject to applicable laws. Dealers and representatives, except for those utilized by JLG and IMT, are generally not permitted to market and sell competitive products.

Access equipment segment. JLG’s products are marketed in over 3,500 locations across six continents through independent rental companies and distributors that purchase JLG products and then rent or sell them and provide service support, as well as through other sales and service branches or organizations in which the Company holds equity positions. JLG’s sales force is comprised of more than 140 employees worldwide. Sales employees are dedicated to specific major customers, channels or geographic regions. JLG’s international sales employees are spread among JLG’s approximately 20 international sales and service offices.

JLG produces a variety of its own branded telehandlers and manufactures the Caterpillar-branded telehandlers under license to Caterpillar for their worldwide Caterpillar distribution network. JLG also produces a line of telehandlers for the agricultural market under a license from SAME Deutz-Fahr and sells SAME Deutz-Fahr-branded telehandlers directly to SAME Deutz-Fahr’s dealer network.

JLG and an unaffiliated third party are joint venture partners in RiRent Europe, B.V. (“RiRent”). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support short notice rental requirements. RiRent does not provide rental services directly to end users.

The Company markets its Jerr-Dan branded carriers and wreckers through its network of approximately 50 independent distributors.

Defense segment. The Company sells substantially all of its domestic defense products directly to principal branches of the DoD, and sells its defense products to more than 20 international militaries around the globe. The Company maintains a liaison office in Washington, D.C. to represent its interests with the U.S. Congress, the offices of the Executive Branch of the U.S. Government, the Pentagon, as well as international embassies and government agencies. The Company locates its business development, consultants and engineering professionals near its customers' principal commands, both domestically and internationally. The Company also sells and services defense products to approved international governments as Direct Commercial Sales or Foreign Military Sales via U.S. government channels. The Company supports international sales through international sales offices, as well as through dealers, distributors and representatives.

In addition to marketing its current tactical wheeled vehicle offerings and competing for new contracts, the Company actively works with the Armed Services to develop new applications for its vehicles and expand its services.

Logistics services are increasingly important in the defense market. The Company believes that its proven worldwide logistics capabilities and internet-based ordering, invoicing and electronic payment systems have significantly contributed to the expansion of its defense parts and service business since fiscal 2002, following the commencement of Operation Iraqi Freedom and Operation Enduring Freedom. The Company maintains a large parts distribution warehouse network in Milwaukee, Wisconsin to fulfill stringent parts delivery schedule requirements, as well as satellite facilities near DoD bases in the U.S., Europe, Asia and the Middle East. The Company has been particularly active in recent years performing maintenance and product upgrade services for the DoD at areas near or in the theater of military conflicts.

Fire & emergency segment. The Company believes the geographic breadth, size and quality of its Pierce fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors. Pierce’s fire apparatus are sold through over 30 independent sales and service organizations with approximately 300 sales representatives in the U.S. and Canada, which combine broad geographical reach with frequency of contact with fire departments and municipal government officials. These sales and service organizations are supported by approximately 75 product and marketing support professionals and contract administrators at Pierce. The Company believes frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council, fire department, purchasing, finance and mayoral offices, among others, that may participate in a fire apparatus bid and selection. After the sale, Pierce’s nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service. Pierce also sells directly to the DoD and other U.S. government agencies. Many of the Pierce fire apparatus sold to the DoD are placed in service at U.S. military bases, camps and stations overseas. Additionally, Pierce sells fire apparatus to numerous international municipal and industrial fire departments through a network of international dealers. The Company markets its Frontline-branded broadcast vehicles through sales representatives and its Frontline-branded command vehicles through both sales representatives and dealer organizations that are directed at government and commercial customers.

The Company markets its Oshkosh-branded ARFF vehicles through a combination of five direct sales representatives domestically and over 60 representatives and distributors in international markets. Certain of these international representatives and distributors also handle Pierce products. The Company has over 30 full-time sales and service representatives and 19 distributor locations focused on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities in the U.S. and Canada. In addition, the Company maintains offices in Dubai, UAE; Beijing, China; Moscow, Russia; and Singapore to support airport product vehicle sales in the Middle East, China, Russia and Southeast Asia.

Commercial segment. The Company operates 23 distribution centers with over 275 in-house sales and service representatives in the U.S. to sell and service refuse collection vehicles, rear- and front-discharge concrete mixers and concrete batch plants. These centers are in addition to sales and service activities at the Company’s manufacturing facilities, and they provide sales, service and parts distribution to customers in their geographic regions. Two of the distribution centers also have paint facilities and can provide significant additional paint and mounting services during peak demand periods. The Company also uses approximately 30 independent sales and service organizations to market its CON-E-CO branded concrete batch plants. The Company believes this network represents one of the largest concrete mixer, concrete batch plant and refuse collection vehicle distribution networks in the U.S.

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

Manufacturing

As of November 19, 2012, the Company manufactures vehicles and vehicle bodies at 40 manufacturing facilities. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets. The Company encourages employee involvement to improve production processes and product quality.

The Company educates and trains all employees at its facilities in quality principles. The Company encourages employees at all levels of the Company to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent nonconformance with requirements and produce continuous improvement in all work processes. The Company utilizes quality gates at its manufacturing facilities to catch quality issues earlier in the process and to perform a root cause analysis at their source, resulting in improved quality and fewer defects and less rework. ISO 9001 is a set of internationally-accepted quality requirements established by the International Organization for Standardization. ISO 9001 certification indicates that a company has established and follows a rigorous set of requirements aimed at achieving customer satisfaction by preventing nonconformity in design, development, production, installation and servicing of products. Most of the Company’s facilities are ISO 9001 certified.

The Company has a team of employees dedicated to leading the implementation of the Oshkosh Operating System (OOS). The team is comprised of members with diverse backgrounds in quality, lean, finance, product and process engineering, and culture change management. OOS is a lean business system, which defines and seeks to enhance customers' experiences with the Company's products and services. OOS includes tools to eliminate waste out of the Company's processes to provide better value for customers. OOS enables the Company to efficiently execute its MOVE strategy, delivering value to both customers and shareholders. Within the Company’s facilities, OOS improvement projects have contributed to manufacturing efficiency gains, materials management improvements, steady quality improvements and reduction of lead times.

Engineering, Research and Development

The Company believes its extensive engineering, research and development capabilities have been key drivers of the Company’s marketplace success. The Company maintains eight facilities for new product development and testing with a staff of approximately 325 engineers and technicians who are dedicated to improving existing products and development and testing of new vehicles, vehicle bodies and components. The Company prepares multi-year new product development plans for each of its markets and measures progress against those plans each month.

Virtually all of the Company’s sales of fire apparatus and broadcast vehicles require some custom engineering to meet the customer’s specifications and changing industry standards. Engineering is also a critical factor in defense vehicle markets due to the severe operating conditions under which the Company’s vehicles are utilized, new customer requirements and stringent government documentation requirements. In the access equipment and commercial segments, product innovation is highly important to meet customers’ changing requirements. Accordingly, in addition to new product development engineers and technicians, the Company maintains an additional permanent staff of approximately 450 engineers and engineering technicians, and it regularly outsources some engineering activities in connection with new product development projects.

For fiscal 2012, 2011 and 2010, the Company incurred research and development expenditures of $109.1 million, $99.9 million and $92.4 million, respectively, portions of which were recoverable from customers, principally the U.S. government.

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

Access equipment segment. JLG operates in the global construction, maintenance, industrial and agricultural equipment markets. JLG’s competitors range from some of the world’s largest multi-national construction equipment manufacturers to small single-product niche manufacturers. Within this global market, competition for sales of aerial work platform equipment includes Genie Industries, Inc. (a subsidiary of Terex Corporation), Skyjack Inc. (a subsidiary of Linamar Corporation), Haulotte Group, Aichi Corporation (a subsidiary of Toyota Industries Corporation) and over 40 smaller manufacturers. Global competition for sales of telehandler equipment includes the Manitou Group, J C Bamford Excavators Ltd., Merlo SpA and Genie Industries, Inc. and over 30 smaller manufacturers. In addition, JLG faces competition from numerous manufacturers of other niche products such as boom vehicles, cherry pickers, skid steer loaders, mast climbers, straight mast and vehicle-mounted fork-lifts, rough-terrain and all-terrain cranes, vehicle-mounted cranes, portable material lifts, various types of material handling equipment, scaffolding and the common ladder that offer functionality that is similar to or overlaps that of JLG’s products. Principal methods of competition include brand awareness, product innovation and performance, quality, service and support, product availability and the extent to which a company offers single-source customer solutions. The Company believes its competitive strengths include: premium brand names; broad and single-source product offerings; product quality; worldwide distribution; safety record; service and support network; global procurement scale; extensive manufacturing capabilities; and cross-division synergies with other segments within Oshkosh Corporation.

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

Defense segment. The Company produces heavy- and medium-payload, MRAP and light-payload tactical wheeled vehicles for the military and security forces around the world. Competition for sales of these vehicles includes, among others, Man Group plc, Mercedes-Benz (a subsidiary of Daimler AG), Navistar Defense LLC (a subsidiary of Navistar International Corporation), General Dynamics Corp, Lockheed Martin, AM General, BAE Systems plc and Textron Inc. The principal method of competition in the defense segment involves a competitive bid that takes into account factors as determined by the customer, such as price, product performance, small and disadvantaged business participation, product quality, adherence to bid specifications, production capability, project management capability, past performance and product support. Usually, the Company's vehicle systems must also pass extensive testing. The Company believes that its competitive strengths include: strategic global purchasing capabilities leveraged across multiple business segments; extensive pricing/costing and defense contracting expertise; a significant installed base of vehicles currently in use throughout the world; flexible and high-efficiency vertically-integrated manufacturing capabilities; patented and/or proprietary vehicle components such as TAK-4 independent suspension system, Oshkosh power transfer cases and Command Zone integrated vehicle diagnostics; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality; and aftermarket parts sales and service capabilities.

The Weapon Systems Acquisition Reform Act requires competition for defense programs in certain circumstances. Accordingly, it is possible that the U.S. Army and U.S. Marine Corps will conduct competitions for programs for which the Company currently has contracts upon the expiration of the existing contracts. Competition for these and other domestic programs could result in future contracts being awarded based upon different competitive factors than those described above and would primarily include price, production capability and past performance. Current economic conditions have also put significant pressure on the U.S. Federal budget, including a 45% reduction in tactical wheeled vehicle spending from fiscal 2013 to fiscal 2017, as included in the most recent President's budget proposal. In addition, the Budget Control Act of 2011 contains an automatic sequestration feature that would order cuts to the U.S. defense budget starting in calendar 2013 if Congress fails to enact by December 31, 2012, the specified $1.2 trillion in U.S. federal deficit reductions to be recommended by the Joint Committee. The overall military drawdown in Iraq and Afghanistan, stated defense budget reductions, and potential sequestration scenario could result in lower demand for tactical wheeled vehicles and future program competitions weighting price more heavily than the past competitive factors described above.

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

Oshkosh manufactures ARFF vehicles for sale in the U.S. and abroad. Oshkosh’s principal competitor for ARFF sales is Rosenbauer International AG. Oshkosh also manufactures snow removal vehicles, principally for U.S. airports. The Company’s principal competitors for snow removal vehicle sales are Fortbrand Services, Inc., Wausau-Everest LP (a subsidiary of Specialized Industries LP) and M-B Companies, Inc. Principal methods of competition for airport products are price, product performance, service, product quality and innovation. The Company believes its competitive strengths in these airport markets include its high-quality, innovative products and strong dealer support network.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 45% of the Company’s net sales in fiscal 2012. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog as of September 30, 2012 decreased 37.5% to $4.05 billion compared to $6.48 billion at September 30, 2011. Access equipment segment backlog decreased 50.5% to $361.1 million at September 30, 2012 compared to $729.2 million at September 30, 2011. Backlog at September 30, 2011 included a very large, early cycle order and was also favorably impacted by anticipated capacity constraints in the industry. Defense segment backlog decreased 40.5% to $3.05 billion at September 30, 2012 compared to $5.13 billion at September 30, 2011 due largely to the fulfillment of FHTV and FMTV orders and the delay in finalizing the fiscal 2012 U.S. federal budget, which has delayed receipt of orders for the Company's products. Fire & emergency segment backlog decreased 0.3% to $477.6 million at September 30, 2012 compared to $479.0 million at September 30, 2011 due in large part to the Company no longer taking orders for Medtec ambulances in connection with its decision to exit the Medtec business. Commercial segment backlog increased 11.2% to $155.8 million at September 30, 2012 compared to $140.0 million at September 30, 2011. Unit backlog for concrete mixers was up 79.7% compared to September 30, 2011. The Company believes that aged fleets and recent increases in housing starts contributed to recent larger, multiple-unit orders. Unit backlog for refuse collection vehicles was down 29.7% at September 30, 2012 compared to September 30, 2011. Prior year orders and backlog were positively impacted as customers scheduled delivery of units prior to the December 31, 2011 expiration of a U.S. bonus tax depreciation deduction.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 14% of the Company’s September 30, 2012 backlog is not expected to be filled in fiscal 2013.

Government Contracts

Approximately 45% of the Company’s net sales for fiscal 2012 were made to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds. Multi-year contracts may be conditioned upon continued availability of congressional appropriations, which could be impacted by the uncertainty regarding the future level of U.S. military involvement in Afghanistan and federal budget pressures. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts. In addition, continued weak economic conditions have put significant pressure on the U.S. federal budget. The Budget Control Act of 2011 contains an automatic sequestration feature that would order cuts to the defense budget starting in calendar 2013 if Congress fails to enact by December 31, 2012 the specified $1.2 trillion in U.S. federal deficit reductions to be recommended by the Joint Committee. Budgetary concerns could result in future defense vehicle contracts being awarded more on price than the past competitive factors described above.

The Company’s sales into defense vehicle markets are substantially dependent upon periodic awards of new contracts and the purchase of base vehicle quantities and the exercise of options under existing contracts. The Company’s existing contracts with the DoD may be terminated at any time for the convenience of the U.S. government. Upon such termination, the Company would generally be entitled to reimbursement of its incurred costs and to payment of a reasonable profit for work actually performed.

Defense contract awards that the Company receives may be subject to protests by competing bidders, which protests, if successful, could result in the DoD revoking part or all of any defense contract it awards to the Company and an inability of the Company to recover amounts the Company has expended during the protest period in anticipation of initiating work under any such contract.

Under firm, fixed-price contracts with the U.S. government, the price paid to the Company is generally not subject to adjustment to reflect the Company’s actual costs, except costs incurred as a result of contract changes ordered by the U.S. government. The Company generally attempts to negotiate with the U.S. government the amount of increased compensation to which the Company is entitled for government-ordered changes that result in higher costs. If the Company is unable to negotiate a satisfactory agreement to provide such increased compensation, then the Company may file an appeal with the Armed Services Board of Contract Appeals or the U.S. Claims Court. The Company has no such appeals pending. The Company seeks to mitigate risks with respect to fixed-price contracts by executing firm, fixed-price contracts with a substantial majority of its suppliers for the duration of the Company’s contracts.

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

Suppliers

The Company is dependent on its suppliers and subcontractors to meet commitments to its customers, and many components are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. Components for the Company’s products are generally available from a number of suppliers, although the transition to a new supplier may require several months to conclude. The Company purchases chassis components, such as vehicle frames, engines, transmissions, radiators, axles, tires, drive motors, bearings and hydraulic components and vehicle body options, such as cranes, cargo bodies and trailers, from third-party suppliers. These body options may be manufactured specific to the Company’s requirements; however, most of the body options could be manufactured by other suppliers or the Company itself. Through reliance on this supply network for the purchase of certain components, the Company is able to reduce many of the preproduction and fixed costs associated with the manufacture of these components and vehicle body options. The Company purchases a large amount of fabrications and outsources certain manufacturing services, each generally from small companies located near its facilities. While providing low-cost services and product surge capability, such companies often require additional management attention during difficult economic conditions or contract start-up. The Company also purchases complete vehicle chassis from truck chassis suppliers in its commercial segment and, to a lesser extent, in its fire & emergency and access equipment segments. Increasingly, the Company is sourcing components globally, which may involve additional inventory requirements and introduces additional foreign currency exposures. The Company maintains an extensive qualification, on-site inspection, assistance and performance measurement system to attempt to control risks associated with reliance on suppliers. The Company occasionally experiences problems with supplier and subcontractor performance and component, chassis and body availability and must identify alternate sources of supply and/or address related warranty claims from customers.

While the Company purchases many costly components such as chassis, engines and transmissions, it manufactures certain proprietary components and systems. These components include front drive steer axles, transfer cases, transaxles, cabs, the TAK-4 independent suspension system, Hercules and Husky compressed air foam systems, the Command Zone vehicle control system, the Revolution composite concrete mixer drum, body structures and many smaller parts that add uniqueness and value to the Company’s products. The Company believes controlling the production of these components provides a significant competitive advantage and also serves to reduce the production costs of the Company’s products.

Intellectual Property

Patents and licenses are important in the operation of the Company's business. One of management's objectives is developing proprietary components to provide the Company's customers with advanced technological solutions at attractive prices. The Company holds in excess of 560 active domestic and foreign patents. The Company believes patents for the TAK-4 independent suspension system, which expire between 2016 and 2029, provide the Company with a competitive advantage in the defense and fire & emergency segments. In the defense segment, the TAK-4 independent suspension system has been incorporated into the U.S. Marine Corps' MTVR and LVSR programs, the U.S. Army's PLS A1 program and the MRAP - Joint Program Office M-ATV program. The Company believes the TAK-4 independent suspension system provided a performance and cost advantage that led to the Company winning and successfully executing these programs. In the fire & emergency segment, TAK-4 independent suspension systems are standard on all Pierce custom fire trucks, as well as Striker and Global Striker ARFF vehicles, which the Company believes brings a similar competitive advantage to these markets.

The Company has recently introduced the TAK-4i independent suspension system, where the “i” stands for “intelligent.” The TAK-4i which has been developed for rigorous military applications, provides 20 inches of wheel travel, a 25% improvement compared to the original TAK-4, and incorporates an adjustable ride height feature. The TAK-4i was a key factor in the Company's L-ATV entrant in the JLTV EMD competition, allowing the L-ATV to exceed all of the ride quality requirements of the JLTV EMD specification.

The Company believes that patents for certain components of its ProPulse hybrid electric drive system, Command Zone electronics system and TerraMax autonomous vehicle systems offer potential competitive advantages to product lines across all its segments. To a lesser extent, other proprietary components provide the Company a competitive advantage in each of the Company's segments.

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

The Company holds trademarks for “Oshkosh,” “TAK-4,” “ProPulse,” “JLG,” “SkyTrak,” “Lull,” “Pierce,” “McNeilus,” “Revolution,” “Jerr-Dan,” “CON-E-CO,” “London” and “IMT” among others. These trademarks are considered to be important to the future success of the Company’s business.

Employees

As of September 30, 2012, the Company had approximately 13,200 employees. The United Auto Workers union (“UAW”) represented approximately 3,000 production employees at the Company’s Oshkosh, Wisconsin facilities; the Boilermakers, Iron Shipbuilders, Blacksmiths, and Forgers Union (“Boilermakers”) represented approximately 240 employees at the Company’s Kewaunee, Wisconsin facility; and the International Brotherhood of Teamsters Union (“Teamsters”) represented approximately 130 employees at the Company’s Garner, Iowa facility. The Company’s five-year agreement with the UAW extends through September 2016, and the Company’s agreement with the Boilermakers extends through May 2017. The Company’s three-year agreement with the Teamsters extends through October 2014. In addition, the majority of the Company’s approximately 1,400 employees located outside the U.S. are represented by separate works councils or unions. The Company believes its relationship with employees is satisfactory. In October 2012, the Company announced the layoff of 450 employees in the defense segment effective January 2013 due to a reduction in production levels.

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

Industry Segments

Financial information concerning the Company’s industry segments is included in Note 23 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Foreign and Domestic Operations and Export Sales

The Company manufactures products in the U.S., Belgium, Canada, France, Australia, Romania and China and through investments in joint ventures in Mexico and Brazil for sale throughout the world. Sales to customers outside of the U.S. were 21.8%, 17.1% and 9.6% of the Company’s consolidated sales for fiscal 2012, 2011 and 2010, respectively.

Financial information concerning the Company’s foreign and domestic operations and export sales is included in Note 23 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

The high levels of sales in our defense segment in recent years have been due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, as is the demand for our products that arises out of such events. Virtually all U.S. troops were withdrawn from Iraq during 2011, and plans are in place for the withdrawal of U.S. troops from Afghanistan by December 2014, both of which will likely result in a reduction in the level of defense funding allocated to support U.S. military involvement in those conflicts. In addition, current economic conditions have put significant pressure on the U.S. federal budget, including the defense budget. The DoD budget for fiscal 2012 includes significantly lower funding for purchases of new military vehicles that we manufacture under our FHTV and FMTV contracts than in prior years. In addition, the President's fiscal 2013 defense budget request, which includes expected funding requests for defense programs through fiscal 2017, includes significantly lower funding levels for the FHTV and FMTV programs than those that were included in the fiscal 2012 budget and includes no planned funding for the FMTV program starting in fiscal 2015. The President's fiscal 2013 budget request reflects previously announced plans to cut U.S. defense spending by $487 billion over the next ten years. The Budget Control Act of 2011 contains an automatic sequestration feature that could require additional cuts to defense spending totaling over $1 trillion during this period if Congress fails to enact the specified $1.2 trillion in U.S. federal deficit reductions by December 31, 2012. Unless Congress acts, sequestration will result in significant reductions to the defense budget starting in calendar 2013. The magnitude of the adverse impact that federal budget pressures and expected reductions in future defense funding as a result of the withdrawal of U.S. troops from Iraq and planned withdrawal of U.S. troops from Afghanistan will have on funding for Oshkosh defense programs is uncertain, but directionally, we expect such funding to decline significantly. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of existing and new contract awards that we may receive.

The decline, compared to historical levels, in overall customer demand in our commercial and fire & emergency markets that we have experienced since the start of the global economic downturn and any further decline could have a material adverse effect on our operating performance. While demand in our access equipment markets has rebounded from historical lows that we experienced during the Great Recession and housing starts have begun to improve to support recovery in several of our product lines, such demand is dependent on the global economies and may not be sustainable. Recently, there have been increasing concerns about several European economies. Further, certain countries in Asia and Latin America have experienced slower growth rates than the prior year and there have been mixed economic signs in the U.S. All of these factors, whether taken together or individually, could result in lower demand for our products. The access equipment market is highly cyclical and impacted by the strength of economies in general, by residential and non-residential construction spending, by the ability of rental companies to obtain third party financing to purchase revenue generating assets, by capital expenditures of rental companies in general and by other factors. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Refuse collection vehicle markets are also cyclical and impacted by the strength of economies in general, by municipal tax receipts and by capital expenditures of large waste haulers. Fire & emergency markets are cyclical later in an economic downturn and are impacted by the economy generally and by municipal tax receipts and capital expenditures. Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season in the Northern hemisphere.

The global economy continues to experience weakness, which has negatively impacted sales volumes for our access equipment, commercial and fire & emergency products as compared to historical levels. In addition, the global economic weakness has caused lending institutions to tighten their credit lending standards, which has restricted our customers' access to capital. Continued weakness in U.S. and European housing starts and non-residential construction spending from historical levels in most geographical areas of the world are further contributing to the lower sales volumes. A lack of significant improvement in residential and non-residential construction spending or continued low levels of construction activity generally may cause future weakness in demand for our products. Order rates in the access equipment segment in the fourth quarter of fiscal 2012 were significantly lower than in the fourth quarter of fiscal 2011. While we believe that this is largely due to a shift in the timing of orders, we cannot offer any assurances that the slower order rate will not continue into the foreseeable future. Municipal tax revenues in the U.S. have weakened, which has negatively impacted demand for refuse collection vehicles and fire apparatus and delayed the recovery in these markets. Furthermore, it is possible that emerging market growth has slowed and could slow even further, which could negatively impact our growth in those markets. We cannot provide any assurance that the global economic weakness and tight credit markets will not continue or become more severe. In addition, we cannot provide any assurance that any economic recovery will not progress more slowly than what we or the market expect. If the global economic weakness and tight credit markets continue or become more severe, or if any economic recovery progresses more slowly than what we or the market expect, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits.

We are dependent on U.S. and foreign government contracts for a substantial portion of our business. Approximately 91% of our defense segment sales in fiscal 2012 were to the DoD. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

•
Our business is susceptible to changes in the U.S. defense budget, which may reduce revenues that we expect from our defense business, especially in light of federal budget pressures in part caused by U.S. economic weakness, the withdrawal of U.S. troops from Iraq, the plans to withdraw U.S. troops from Afghanistan by December 2014 and the level of defense funding that will be allocated to the DoD's tactical wheeled vehicle strategy generally.

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

•
The Weapon Systems Acquisition Reform Act requires competition for U.S. defense programs in certain circumstances. It is possible that the U.S. Army and U.S. Marines will conduct an open competition for programs for which we currently have contracts upon the expiration of the existing contracts. Competition for DoD programs that we currently have could result in the U.S. government awarding future contracts to another manufacturer or the U.S. government awarding the contracts to us at lower prices and operating margins than we experience under the current contracts.

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

•
We recognize revenue on certain undefinitized contracts with the DoD to the extent that we can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. Undefinitized contracts are used when we and the DoD have not agreed upon all contract terms before we begin performance under the contracts. At September 30, 2012, we had recorded $83.4 million in revenue on contracts that remain undefinitized. To the extent that contract definitization results in changes or adjustments to previously recognized revenues or estimated or incurred costs, including charges from subcontractors, we record those adjustments as a change in estimate in the period of change. While we believe the definitization of contracts will not have a material adverse effect on our financial condition, actual results could vary from current estimates.

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

•
Our defense truck contracts are large in size and require significant personnel and production resources, and when such contracts end, we must make adjustments to personnel and production resources. This was the case in October 2012 when we announced the layoff of 450 full time employees and 40 contractors effective January 2013 due to a reduction in production levels. If we are unable to effectively reduce our cost structure commensurate with the completion of certain large defense contracts, our future earnings and cash flows would be adversely affected. In addition, if we are not able to utilize existing production equipment for alternative purposes, we could incur asset impairment charges as a result of the significant reduction in projected defense funding.

•
We have historically received payments in advance of product deliveries, or performance-based payments (“PBP”), on a number of our U.S. government contracts. In the event that we are not able to meet contractual delivery requirements on these contracts, the U.S. government may discontinue providing PBPs. The U.S. government may also become less willing to offer PBPs. If we stop receiving PBPs or receive PBPs at lower levels, it could have an adverse effect on our ability to repay debt and cause us to incur higher interest rates on our outstanding debt.

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

We have announced a roadmap, our MOVE strategy, to deliver long-term growth and earnings for our shareholders and to meet our long-term financial goals. The long-term financial goals that we expect to achieve as a result of our MOVE strategy are based on certain assumptions we have made, which assumptions may prove to be incorrect. We cannot provide any assurance we will be able to successfully execute our MOVE strategy, which is subject to a variety of risks, including the following:

•	A lower or slower than expected recovery in housing starts and non-residential construction spending;

•	Greater than expected declines in DoD tactical wheeled vehicle spending;

•	Our inability to adjust our cost structure in response to lower defense spending;

•	Greater than expected pressure on municipal budgets;

•	Our inability to raise prices to offset cost increases or increase margins;

•	The possibility that commodity cost escalations could erode profits;

•	Low cost competitors aggressively entering one or more of our markets with significantly lower pricing;

•	Primary competitors vying for share gains through aggressive price competition;

•	Our inability to obtain and retain adequate resources to support production ramp-ups, including management personnel;

•	The inability of our supply base to keep pace with the economic recovery;

•	Our failure to realize product, process and overhead cost reduction targets;

•	Not winning key large defense contracts, such as the JLTV production contract and additional international M-ATV contracts;

•	Our inability to innovate effectively and rapidly to expand sales and margins; and

•	Slow adoption of our products in emerging markets and/or our inability to successfully execute our emerging market growth strategy.

An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. At September 30, 2012, approximately 88% of these intangibles were concentrated in the access equipment segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of trademarks and trade names as of the acquisition date. We do not amortize goodwill and indefinite-lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In testing for impairment, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit and market comparable sales and earnings multiples, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include a prolonged period of global economic weakness and tight credit markets, further decline in economic conditions or a slow, weak economic recovery, as well as sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management's assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

Financing costs and restrictive covenants in our current debt facilities could limit our flexibility in managing our business and increase our vulnerability to general adverse economic and industry conditions.

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

Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings. Our current long-term debt ratings are BB with “negative” watch from Standard & Poor's Rating Services and Ba3 with “stable” outlook from Moody's Investors Service. The downgrade from “stable” watch to “negative” watch by Standard & Poor's in October 2012 was directly related to the announcement of the unsolicited tender offer by Mr. Carl Icahn and related entities for any and all outstanding shares of our common stock. A downgrade to our credit ratings could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facilities or credit facility amendments more costly and/or difficult to obtain.

We had $955 million of debt outstanding as of September 30, 2012, which consisted primarily of a $455 million term loan under our credit agreement maturing in October 2015 and $500 million of senior notes, $250 million of which mature in March 2017 and $250 million of which mature in March 2020. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. As we discuss above, our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that, if realized, could materially reduce our revenues, profits and cash flows. In addition, among other risks that we face that could affect our revenues, profits and cash flows, current continued economic uncertainty, declining U.S. defense budgets and tight credit markets could become more severe or prolonged.

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

•
Require us to dedicate a portion of our cash flow from operations to interest costs or required payments on debt, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development, stock repurchases, dividends and other general corporate activities;

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

We purchase, directly and indirectly through component purchases, significant amounts of steel, aluminum, petroleum based products and other raw materials annually. Steel, aluminum, fuel and other commodity prices have historically been highly volatile. There are indications that costs for these items may increase in the future due to one or more of the following: a sustained economic recovery, political unrest in certain countries or a weakening U.S. dollar. Increases in commodity costs negatively impact the profitability of orders in backlog as prices on those orders are usually fixed. If we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our results of operations. Additionally, if we are unable to negotiate timely component cost decreases commensurate with any decrease in commodity costs, our higher component prices could put us at a material disadvantage as compared to our competition.

Furthermore, we largely do business in the defense segment under multi-year firm, fixed-price contracts with the DoD, which typically contain annual price increases. We attempt to limit the risk related to raw material price fluctuations in the defense segment by obtaining firm pricing from suppliers at the time a contract is awarded. However, if these suppliers do not honor their contracts, then we could face margin pressure in our defense business.

We expect to incur costs and charges as a result of measures such as facilities and operations consolidations and workforce reductions that we expect will reduce on-going costs, and those measures also may be disruptive to our business and may not result in anticipated cost savings.

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

In October 2012, we announced the layoff of 450 full time employees and 40 contractors in the defense segment effective January 2013. This action was in response to a reduction in production levels due to lower demand from the DoD. We may incur additional costs and restructuring charges in connection with such workforce reductions that could adversely affect our future earnings and cash flows. Furthermore, such actions may be disruptive to our business.

We may experience losses in excess of our recorded reserves for doubtful accounts, finance receivables, notes receivable and guarantees of indebtedness of others.

As of September 30, 2012, we had consolidated gross receivables of $1.05 billion. In addition, we were a party to agreements whereby we estimate our maximum exposure to be $94.6 million under guarantees of customer indebtedness to third parties aggregating approximately $363.8 million. We evaluate the collectability of open accounts, finance receivables, notes receivable and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer's financial obligations to us. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. Continued economic weakness and tight credit markets may result in additional requirements for specific reserves. During periods of economic weakness, the collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses. We also face a concentration of credit risk as the access equipment segment's ten largest debtors at September 30, 2012 represented approximately 26% of our consolidated gross receivables. Some of these customers are highly leveraged. We may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate further or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers' financial obligations is not realized. Our cash flows and overall liquidity may be materially adversely affected if any of the financial institutions that finance our customer receivables become unable or unwilling, due to current economic conditions, a weakening of our or their financial position or otherwise, to continue providing such credit.

Systemic failures that the customer may identify could exceed recorded reserves or negatively affect our ability to win future business with the DoD or other foreign military customers.

As a result of the accelerated timetable from product design to full-scale production, the accelerated production schedule and limited field testing under the M-ATV contract and our rapid ramp up to full-scale production of FMTVs, these vehicles could encounter systemic failures during fielding and use of the vehicles for which we may have responsibility. Additionally, we did not design the FMTV portfolio of trucks and trailers, and the design for this portfolio includes requirements that have caused us to implement manufacturing processes that we have not used extensively under previous contracts. If we do not implement these manufacturing processes correctly, then there could be systemic failures for which we may have responsibility. We have established reserves for the estimated cost of such systemic-type repairs based upon historical warranty rates of other defense programs in which we participate. If systemic issues arise, rectification costs could be in excess of the established reserves. If the DoD identifies systemic issues, this situation could impact our ability to win future business with the DoD or other foreign military customers, which would adversely affect our future earnings and cash flows.

A disruption or termination of the supply of parts, materials, components and final assemblies from third-party suppliers could delay sales of our vehicles and vehicle bodies.

We have experienced, and may in the future experience, significant disruption or termination of the supply of some of our parts, materials, components and final assemblies that we obtain from sole source suppliers or subcontractors. We may also incur a significant increase in the cost of these parts, materials, components or final assemblies. These risks are increased in a weak economic environment with tight credit conditions and when demand increases coming out of an economic downturn. Such disruptions, terminations or cost increases have resulted and could further result in manufacturing inefficiencies due to us having to wait for parts to arrive on the production line, could delay sales and could result in a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Our objective is to expand international operations and sales, the conduct of which subjects us to risks that may have a material adverse effect on our business.

Expanding international operations and sales is a part of our growth strategy. Our outlook depends in part upon increases in international orders and sales that may not materialize. International operations and sales are subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government regulations and the effects of income and withholding taxes, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenues and earnings. Among other things, there are additional logistical requirements associated with international sales, which increase the amount of time between the completion of vehicle production and our ability to recognize related revenue. In addition, expansion into foreign markets requires the establishment of distribution networks and may require modification of products to meet local requirements or preferences. Establishment of distribution networks or modification to the design of our products to meet local requirements and preferences may take longer or be more costly than we anticipate and could have a material adverse effect on our ability to achieve international sales growth. In addition, our entry into certain markets that we wish to enter may require us to establish a joint venture. Identifying an appropriate joint venture partner and creating a joint venture could be more time consuming, more costly and more difficult than we anticipate.

As a result of our international operations and sales, we are subject to the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Our international activities create the risk of unauthorized payments or offers of payments in violation of the FCPA by one of our employees, consultants, sales agents or distributors, because these parties are not always subject to our control. Any violations of the FCPA could result in significant fines, criminal sanctions against us or our employees, and prohibitions on the conduct of our business, including our business with the U.S. government. We are also increasingly subject to export control regulations, including, without limitation, the United States Export Administration Regulations and the International Traffic in Arms Regulations. Unfavorable changes in the political, regulatory or business climate could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

We are subject to fluctuations in exchange rates associated with our non-U.S. operations that could adversely affect our results of operations and may significantly affect the comparability of our results between financial periods.

Approximately 22% of our net sales in fiscal 2012 were attributable to products sold outside of the United States, including approximately 18% that involved export sales from the United States. The majority of export sales are denominated in U.S. dollars. Sales outside the United States are typically made in the local currencies of those countries. Fluctuations in foreign currency can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. We have sales of inventory denominated in U.S. dollars to certain of our subsidiaries that have functional currencies other than the U.S. dollar. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations, in particular those with respect to the Euro, the Chinese Renminbi, the Canadian dollar, the Brazilian real and the Australian dollar, may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods. Any appreciation in the value of the U.S. dollar in relation to the value of the local currency will adversely affect our revenues from our foreign operations when translated into U.S. dollars. Similarly, any appreciation in the value of the U.S. dollar in relation to the value of the local currency of those countries where our products are sold will increase our costs in our foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. dollars.

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

Our business could be negatively affected as a result of an unsolicited tender offer and threatened proxy contest.

On October 17, 2012, Mr. Carl Icahn and related entities (the “Icahn Entities”) commenced an unsolicited tender offer for “any and all” issued and outstanding shares of our common stock for $32.50 per share in cash (the “Offer”). On October 26, 2012, the Icahn Entities also submitted to the Company a notice of intention to nominate a slate of candidates to replace the entire Board of Directors of the Company at the Company's 2013 annual meeting of shareholders. The Company's Board of Directors carefully reviewed the Offer, in consultation with the Company's financial and legal advisors, and unanimously determined that the Offer is inadequate, undervalues the Company and is not in the best interests of the Company and its shareholders and recommended that the Company's shareholders reject the Offer and not tender their shares into the Offer.

These events may have an adverse effect on our business, operating results or financial condition because, among other things:

•
Our review and consideration of the Offer, proxy contest and related actions by the Icahn Entities have been, and may continue to be, a significant distraction for our management and employees and have required, and may continue to require, our expenditure of significant time and resources. Costs associated with the Offer and related proxy contest may be substantial.

•
Perceived uncertainties among current and potential customers, suppliers, employees and other constituencies as to our future direction as a consequence of these events may result in lost sales, weaker execution of our MOVE strategy and the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners.

•
Actions that our Board of Directors has taken, and may take in the future, in response to the Offer, proxy contest and related actions by the Icahn Entities or any other offer or proposal may result in litigation against us. These lawsuits may be a significant distraction for our management and employees and may require us to incur significant costs. Moreover, if determined adversely to us, these lawsuits could harm our business and have a material adverse effect on our results of operations.

We believe the future trading price of our common stock could be subject to wide price fluctuations based on uncertainty associated with the Offer and the related proxy contest. If the Icahn Entities consummate the Offer with the result that they become the owners of additional shares of our common stock or if Icahn Entities' nominees are elected such that they constitute a majority of our Board of Directors, then additional consequences are likely to follow that could have a material adverse effect on our business, operating results or financial condition, the value of our shares of common stock or shareholders' interests in our company.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding September 30, 2012.

ITEM 2.    PROPERTIES

The Company believes its equipment and buildings are well maintained and adequate for its present and anticipated needs. As of November 19, 2012, the Company operated in 40 manufacturing facilities. The location, size and focus of the Company’s manufacturing facilities are provided in the table below:

	Approximate Square Footage		Principal Products Manufactured
Location (# of facilities)	Owned	Leased
Access Equipment
McConnellsburg, Pennsylvania (4)	560,000	37,000	Boom Lifts; Telehandlers; Carriers; Wreckers
Orrville, Ohio (1)	333,000		Telehandler and Boom Lift Subassemblies; Telehandlers; Vertical Mast Lifts
Shippensburg, Pennsylvania (1)	320,000		Boom Lifts; Scissor Lifts; Trailer Boom Lifts; Carriers; Wreckers
Bedford, Pennsylvania (2)	216,000		Boom Lifts; After-Sales Service and Support
Greencastle, Pennsylvania (1)	110,000		Fabrications
Riverside, California (1)		55,000	Trailers; After-Sales Service and Support
Medias, Romania (1)		307,000	Boom Lifts; Heavy Steel Fabrications; Vertical Mast Lifts
Tianjin, China (1)	193,000		Boom Lifts; Scissor Lifts
Maasmechelen, Belgium (1)		64,000	Scissor Lifts; Telehandlers; After-Sales Service and Support
Tonneins, France (1)		62,000	Vertical Mast Lifts
Port Macquarie, Australia (1)	25,000		Light Towers; After-Sales Service and Support

Defense
Oshkosh, Wisconsin (9)	1,100,000	119,000	Defense Trucks; Front-Discharge Mixers; Snow Removal Vehicles
Appleton, Wisconsin (2)		196,000	Defense Vehicle Components

Fire & Emergency
Appleton, Wisconsin (3)	557,000	16,000	Fire Apparatus; ARFF Vehicles; Vehicle Refurbishment
Bradenton, Florida (1)	300,000		Fire Apparatus; Simulators
Kewaunee, Wisconsin (1)	216,000		Aerial Devices; Heavy Steel Fabrications
Clearwater, Florida (1)		96,000	Broadcast Equipment; Command Vehicles

Commercial
Dodge Center, Minnesota (1)	711,000		Rear-Discharge Mixers; Refuse Collection Vehicles
Garner, Iowa (1)	262,000		Field Service Vehicles; Articulating Cranes
Blair, Nebraska (2)	91,000	20,000	Concrete Batch Plants
Riceville, Iowa (1)	108,000		Components for Rear-Discharge Mixers, Concrete Batch Plants and Refuse Collection Vehicles
Dexter, Minnesota (1)		53,000	Revolution Composite Concrete Mixer Drums
Audubon, Iowa (1)	15,000		Components for Concrete Batch Plants
London, Canada (1)		156,000	Rear-Discharge Mixers

The Company’s manufacturing facilities generally operate five days per week on one or two shifts, except for seasonal shutdowns for one to three week periods. The Company believes its manufacturing capacity could be significantly increased with limited capital spending by operating an additional shift at each facility.

The Company also performs contract maintenance services out of multiple warehousing and service facilities owned and/or operated by the U.S. government and third parties, including locations in the U.S., Japan, Afghanistan and multiple other countries in Europe and the Middle East.

In addition to sales and service activities at the Company’s manufacturing facilities, the Company maintains 23 sales and service centers in the U.S. These facilities are used primarily for sales and service of concrete mixers and refuse collection vehicles. The access equipment segment also leases a number of small distribution, engineering, administration or service facilities throughout the world.

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

The Company had reserves of $2.0 million for environmental matters at September 30, 2012 for losses that were probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Personal injury actions and other. At September 30, 2012, the Company had product and general liability reserves of $45.6 million. Although the final results of all such matters and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to all such matters and claims, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

On January 8, 2010, Control Solutions LLC (“Control Solutions”) brought suit against the Company in the United States District Court for the Northern District of Illinois for breach of express contract, breach of implied-in-fact contract, unjust enrichment and promissory estoppel related to the Company’s contract to supply the DoD with M-ATVs. Control Solutions asserted damages in the amount of $190.3 million. On October 3, 2011, following written and oral discovery, the Company moved for summary judgment. On that same date, Control Solutions filed a cross-motion for summary judgment. On July 27, 2012, the Court granted the Company's motion for summary judgment.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of November 19, 2012 concerning the Company’s executive officers. All of the Company’s officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
Charles L. Szews	55	Chief Executive Officer
Wilson R. Jones	51	President and Chief Operating Officer
Bryan J. Blankfield	51	Executive Vice President, General Counsel and Secretary
Gregory L. Fredericksen	51	Executive Vice President and Chief Procurement Officer
James W. Johnson	47	Executive Vice President and President, Fire & Emergency Segment
Joseph H. Kimmitt	62	Executive Vice President, Government Operations and Industry Relations
Frank R. Nerenhausen	48	Executive Vice President and President, Access Equipment Segment
Michael K. Rohrkaste	54	Executive Vice President, Chief Administration and Human Resources Officer
David M. Sagehorn	49	Executive Vice President and Chief Financial Officer
Gary W. Schmiedel	51	Executive Vice President, Technology
John M. Urias	59	Executive Vice President and President, Defense Segment
Todd S. Fierro	48	Senior Vice President and President, Commercial Segment
R. Scott Grennier	48	Senior Vice President and Treasurer
Colleen R. Moynihan	52	Senior Vice President, Quality & Continuous Improvement
Thomas J. Polnaszek	55	Senior Vice President, Finance and Controller
Mark M. Radue	48	Senior Vice President, Business Development
_________________________

Charles L. Szews. Mr. Szews joined the Company in 1996 as Vice President and Chief Financial Officer. He served as Executive Vice President and Chief Financial Officer from 1997 until 2007, at which time he was appointed President and Chief Operating Officer. Effective January 1, 2011, Mr. Szews assumed the position of President and Chief Executive Officer. Effective with the promotion of Wilson Jones to President and Chief Operating Officer in August 2012, Mr. Szews no longer holds the title of President, but remains Chief Executive Officer. Mr. Szews was elected a director of the Company in 2007. He is also a director of Gardner Denver, Inc.

Wilson R. Jones. Mr. Jones joined the Company in 2005 as Vice President and General Manager of the Airport Products business and was appointed to his present position of President and Chief Operating Officer in August 2012. He previously served as President, Pierce from 2007 to 2008, Executive Vice President and President, Fire & Emergency Segment from 2008 to 2010 and Executive Vice President and President, Access Equipment Segment from 2010 to 2012.

Bryan J. Blankfield. Mr. Blankfield joined the Company in 2002 as Vice President, General Counsel and Secretary and was appointed to his present position of Executive Vice President, General Counsel and Secretary in 2003.

Gregory L. Fredericksen. Mr. Fredericksen joined the Company in 2008 as Senior Vice President, Chief Procurement Officer and was appointed to his present position of Executive Vice President, Chief Procurement Officer in 2010. He previously served as Executive Director, Global Purchasing and Supply Chain - Current/Future Business, Business Process, Structures & Closures at General Motors Corporation from 2006 to 2008.

James W. Johnson. Mr. Johnson joined the Company in 2007 as Director of Dealer Development for Pierce. He was appointed to Senior Vice President of Sales and Marketing for Pierce in 2009 and was appointed to his current position of Executive Vice President and President, Fire & Emergency Segment in 2010. He previously served as Dealer Development Manager at Forest River, Inc. (a manufacturer primarily of recreational vehicles) from 2006 to 2007.

Joseph H. Kimmitt. Mr. Kimmitt joined the Company in 2001 as Vice President, Government Operations and was appointed to his current position of Executive Vice President, Government Operations and Industry Relations in 2006. He previously served as a Professional Staff Member of the U.S. House and Senate Appropriations Committees from 1984 to 2001.

Frank R. Nerenhausen. Mr. Nerenhausen joined the Company in 1986 and has served in various assignments, including Vice President Concrete Placement from 2005 to 2008, Vice President of Concrete & Refuse Sales & Marketing from 2008 to 2010 for McNeilus and Executive Vice President and President, Commercial Segment from 2010 to 2012. He was appointed to his current position in 2012.

Michael K. Rohrkaste. Mr. Rohrkaste joined the Company in 2003 as Vice President, Human Resources. He was appointed Executive Vice President, Chief Administration Officer in 2009 and was appointed to his current position of Executive Vice President, Chief Administration and Human Resources Officer in January 2010.

David M. Sagehorn. Mr. Sagehorn joined the Company in 2000 as Senior Manager - Mergers & Acquisitions and has served in various assignments, including Director - Business Development, Vice President - Defense Finance, Vice President - McNeilus Finance and Vice President - Business Development. In 2005, he was appointed Vice President and Treasurer, and he was appointed to his current position of Executive Vice President and Chief Financial Officer in 2007.

Gary W. Schmiedel. Mr. Schmiedel joined the Company in 1983 and has served in various engineering assignments, including Vice President - Advanced Product Engineering from 2005 to 2009, Vice President - Defense Engineering and Technology from 2009 to 2010 and Senior Vice President - Defense Engineering and Technology from 2010 to 2011. He was appointed Executive Vice President, Technology in February 2011.

John M. Urias. Mr. Urias joined the Company in October 2011 as Executive Vice President and President, Defense Segment. He previously served as Vice President of Programs in 2011; Vice President, Programs and UAE Surface Launched AMRAAM Capture Lead, National and Theater Strategic Programs from 2010 to 2011, and Vice President, Force Application Programs for Integrated Defense Systems from 2009 to 2010, in each case, at Raytheon Company. From 2006 to 2007, he served as Vice President and Sector Manager, Defense Systems Sector for Quantum Research International, Inc. Mr. Urias retired from the U.S. Army with the rank of Major General in 2006.

Todd S. Fierro. Mr. Fierro joined the Company in April 2011 as Commercial Segment Vice President of Operations and was appointed to his present position of Senior Vice President and President, Commercial Segment in August 2012. He previously served as Vice President, Manufacturing Operations at Eclipse Aviation Corporation from 2007 to 2009. He held the position of Director of Manufacturing at Bloom Energy from 2009 to 2011.

R. Scott Grennier. Mr. Grennier joined the Company in 2008 as Vice President and Treasurer and was appointed to his present position of Senior Vice President and Treasurer in 2012. From 1995 to 2008, he served in various treasury assignments at Johnson Controls, Inc., including Treasurer, the Americas.

Colleen R. Moynihan. Ms. Moynihan joined the Company in July 2011 as Senior Vice President, Quality & Continuous Improvement. She previously served as Director of Global Quality & Manufacturing Engineering at Caterpillar Inc. from 2007 to 2011. Prior to her employment at Caterpillar Inc., Ms. Moynihan served as Director of Global Powertrain Quality at Ford Motor Company from 2003 to 2007.

Thomas J. Polnaszek. Mr. Polnaszek joined the Company in 1998 as Controller. He was promoted to Vice President and Controller in 1998 and appointed to his current position of Senior Vice President, Finance and Controller in 2007.

Mark M. Radue. Mr. Radue joined the Company in 2005 as Senior Director of Financial Analysis and Controls. He was promoted to Vice President of Business Development in 2005 and was appointed to his current position of Senior Vice President, Business Development in 2011.

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

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company's behalf during the fourth quarter of fiscal 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	—	$—	—	7,230,790
August 1 - August 31	515,981	24.39	515,981	6,714,809
September 1 - September 30	30,984	25.00	30,984	6,683,825
Total	546,965	24.42	546,965	6,683,825
 _________________________

(1)
In July 1995, the Company's Board of Directors authorized the repurchase of up to 6,000,000 shares of Common Stock. In July 2012, the Company's Board of Directors increased the repurchase authorization by 4,000,000 shares of Common Stock. On November 15, 2012, the Company's Board of Directors further increased the repurchase authorization from the remaining 6,683,825 shares of Common Stock to 11,000,000 shares of Common Stock. As of September 30, 2012, the Company had repurchased 3,316,175 shares of Common Stock under this authorization. The Company can use this authorization at any time as there is no expiration date associated with the authorization.

The Company's credit agreement limits the amount of dividends and other distributions, including repurchases of stock, the Company may pay to $485.0 million; plus (i) 50% of the consolidated net income of the Company and its subsidiaries, accrued on a cumulative basis during the period beginning on April 1, 2012 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; plus (ii) 100% of the aggregate net proceeds received by the Company subsequent to March 31, 2012 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock. The Company's indenture also contains restrictive covenants that may limit the Company's ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders.

Dividends and Common Stock Price

The Company did not pay dividends on its Common Stock during the past three fiscal years. The payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions or other factors. In addition, the Company's credit agreement limits the amount of dividends and other distributions, including repurchases of stock, the Company may pay to $485.0 million; plus (i) 50% of the consolidated net income of the Company and its subsidiaries, accrued on a cumulative basis during the period beginning on April 1, 2012 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; plus (ii) 100% of the aggregate net proceeds received by the Company subsequent to March 31, 2012 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock. The Company's indenture also contains restrictive covenants that may limit the Company's ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further discussion about the Company’s financial covenants under its credit agreement and indenture.

The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol OSK. As of November 9, 2012, there were 1,435 holders of record of Oshkosh Common Stock. The following table sets forth prices reflecting actual sales of the Common Stock as reported on the NYSE for the periods indicated.

	Fiscal 2012		Fiscal 2011
Quarter Ended	High	Low	High	Low
September 30	$29.79	$19.02	$33.78	$15.65
June 30	24.04	18.49	36.73	25.25
March 31	26.34	21.74	40.11	32.37
December 31	22.92	14.07	35.98	27.35

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

The comparisons assume that $100 was invested on September 30, 2007 in each of: the Company’s Common Stock, the Standard & Poor’s MidCap 400 market index and the SIC Code 371 Index. The total return assumes reinvestment of dividends and is adjusted for stock splits. The fiscal 2012 return listed in the charts below is based on closing prices per share on September 30, 2012. On that date, the closing price for the Company’s Common Stock was $27.43.

 _________________________

* $100 invested on September 30, 2007 in stock or index, including reinvestment of dividends.

Fiscal Year Ended September 30,	2007	2008	2009	2010	2011	2012
Oshkosh Corporation	$100.00	$21.51	$51.95	$46.19	$26.44	$46.07
S&P Midcap 400 market index	100.00	83.32	80.73	95.08	93.87	120.65
SIC Code 371 Index	100.00	66.26	66.41	95.20	82.73	97.74

ITEM 6.    SELECTED FINANCIAL DATA

Income Statement data below has been revised to exclude from continuing operations the results of the Company's mobile medical trailer business, which was reclassified to discontinued operations in fiscal 2012 for all periods presented. See Note 3 of the Notes to Consolidated Financial Statements.

Fiscal Year
(In millions, except per share amounts)	2012	2011 (1)	2010 (1)	2009	2008
Income Statement Data:
Net sales	$8,180.9	$7,567.5	$9,820.6	$5,222.5	$6,823.8
Gross income	991.0	1,078.3	1,970.0	697.0	1,166.2
Intangible asset impairment charges	—	2.0	2.3	1,132.1	1.0
Depreciation	65.6	78.2	80.5	74.4	72.0
Amortization of purchased intangibles, deferred financing costs and stock-based compensation (2)	83.2	79.9	102.3	84.3	87.6
Operating income (loss)	366.0	508.0	1,424.8	(918.9)	623.2
Income (loss) attributable to Oshkosh Corporation common shareholders:
From continuing operations	229.9	278.6	815.8	(1,133.7)	292.3
From discontinued operations (3)	0.3	(5.6)	(26.0)	34.9	(213.0)
Net income (loss)	230.2	273.0	789.8	(1,098.8)	79.3
Income (loss) attributable to Oshkosh Corporation common shareholders per share assuming dilution:
From continuing operations	$2.51	$3.05	$8.97	$(14.82)	$3.91
From discontinued operations	—	(0.06)	(0.28)	0.45	(2.85)
Net income (loss)	2.51	2.99	8.69	(14.37)	1.06
Dividends per share	$—	$—	$—	$0.20	$0.40

Balance Sheet Data:
Total assets	$4,947.8	$4,826.9	$4,708.6	$4,768.0	$6,081.5
Net working capital	990.0	762.8	403.9	484.6	689.2
Long-term debt (including current maturities) (4)	955.0	1,060.1	1,152.1	2,024.3	2,757.7
Oshkosh Corporation shareholders’ equity	1,853.5	1,596.5	1,326.6	514.1	1,388.6

Other Financial Data:
Expenditures for property, plant and equipment	$55.9	$82.3	$83.2	$46.2	$75.8
Backlog	4,046.2	6,478.4	5,401.4	5,615.4	2,353.8
Book value per share	$20.24	$17.48	$14.63	$5.75	$18.66
 _________________________

(1)
In the fourth quarter of fiscal 2009, the Company began production on a sole source contract awarded by the DoD for M-ATVs. During fiscal 2011 and 2010, the Company delivered 645 and 7,539 M-ATV units, respectively, and related aftermarket parts and services under this contract with a combined sales value of $1.25 billion and $4.49 billion, respectively.

(2)
Includes amortization of deferred financing costs of $7.0 million in fiscal 2012, $5.1 million in fiscal 2011, $28.6 million in fiscal 2010, $13.4 million in fiscal 2009 and $7.2 million in fiscal 2008.

(3)
In fiscal 2012, the Company completed the sale of its European mobile medical business, Oshkosh Specialty Vehicles (UK), Limited and AK Specialty Vehicles and its wholly-owned subsidiary (together, "SMIT") and discontinued production of U.S mobile medical units. In fiscal 2010, the Company completed the sale of its 75% interest in BAI Brescia Antincendi International S.r.l. and its wholly-owned subsidiary (“BAI’), the Company’s European fire apparatus and equipment business. In fiscal 2009, the Company sold its European refuse collection vehicle business, Geesink Group B.V., Norba A.B. and Geesink Norba Limited (together, “Geesink”).

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

General

The Company is a leading designer, manufacturer and marketer of a wide range of specialty vehicles and vehicle bodies, including access equipment, defense trucks, fire & emergency vehicles, concrete mixers and refuse collection vehicles. The Company is a leading global manufacturer of aerial work platforms under the “JLG” brand name. The Company is among the worldwide leaders in the manufacturing of telehandlers under the “JLG,” “SkyTrak” and “Lull” brand names. Under the “Jerr-Dan” brand name, the Company is a leading domestic manufacturer and marketer of towing and recovery equipment. The Company manufactures defense trucks under the “Oshkosh” brand name and is a leading manufacturer of severe-duty, tactical wheeled vehicles for the U.S. Department of Defense (“DoD”). Under the “Pierce” brand name, the Company is among the leading global manufacturers of fire apparatus assembled on both custom and commercial chassis. Under the “Frontline” brand name, the Company is a leading domestic manufacturer and marketer of broadcast vehicles. The Company manufactures ARFF and airport snow removal vehicles under the “Oshkosh” brand name and ambulances under the “MEDTEC” brand name. Under the “McNeilus,” “Oshkosh,” “London” and “CON-E-CO” brand names, the Company manufactures rear- and front-discharge concrete mixers and portable and stationary concrete batch plants. Under the “McNeilus” brand name, the Company manufactures a wide range of automated, rear, front, side and top loading refuse collection vehicles. Under the “IMT” brand name, the Company is a leading domestic manufacturer of field service vehicles and truck-mounted cranes.

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

Fire & emergency — custom and commercial firefighting vehicles and equipment, ARFF vehicles, snow removal vehicles, simulators, ambulances and other emergency vehicles primarily sold to fire departments, airports and other governmental units, and broadcast vehicles sold to broadcasters and TV stations in the U.S. and abroad.

Commercial — concrete mixers, refuse collection vehicles, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in the Americas and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the U.S. and abroad.

All estimates referred to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company’s estimates as of November 19, 2012.

Executive Overview

Consolidated net sales increased $613.4 million, or 8.1%, to $8.18 billion in fiscal 2012 compared to fiscal 2011. Replacement driven demand in the access equipment segment, coupled with a slow economic recovery in the United States, resulted in a significant increase in sales in both the access equipment and commercial segments, which more than offset an expected decrease in defense sales as U.S. defense spending for tactical wheeled vehicles declined and is expected to continue to decline for the next few years. While sales were higher, consolidated operating income in fiscal 2012 decreased $142.0 million, or 28.0%, from fiscal 2011 to $366.0 million, or 4.5% of sales. The decrease in consolidated operating income was primarily attributable to the defense segment, which experienced a shift from higher margin Family of Heavy Tactical Vehicles (“FHTV”) and MRAP All-Terrain Vehicle (“M-ATV”) parts sales to lower margin Family of Medium Tactical Vehicles (“FMTV”) sales.

In the defense segment, the Company recently announced that it received an order for 750 M-ATV units from the United Arab Emirates ("UAE"), which is the Company's first large international order for M-ATVs. The Company expects these M-ATVs to be sold in fiscal 2013. This order reinforces the Company's belief that there are significant opportunities for international sales of the M-ATV and other Oshkosh defense vehicles over the next few years. The Company has been forward deploying business development teams around the world to pursue these opportunities.

In the fire & emergency segment, the Company exited several small, underperforming businesses in fiscal 2012 to allow the Company to focus its resources on improving the performance of its principal product lines in this segment. The exited businesses included the discontinuance of domestic mobile medical trailer production and the sale of the Company's European mobile medical trailer business, Oshkosh Specialty Vehicles (UK), Limited and AK Specialty Vehicles and its wholly-owned subsidiary (together, "SMIT"). In addition, the Company made a decision in the fourth quarter of fiscal 2012 to exit its Medtec ambulance business. The Company had expected that the move of ambulance production from four separate facilities to a dedicated production facility in Florida would result in significantly improved performance. Despite efforts by numerous dedicated individuals and teams, the business continued to operate at a loss and it became apparent that the Medtec product line would not achieve profitability in a reasonable time frame, if at all, and as a result, the Company made a decision to exit the business. Upon completion of on-hand Medtec orders, the Company will exit the ambulance business and reclassify Medtec historical operating results to discontinued operations. With the decision made to exit these businesses, the Company was able to focus on improving operational performance of its principal product lines, which drove the fire & emergency segment to operating income of $0.9 million, or 0.4% of sales, in the fourth quarter of fiscal 2012.

In fiscal 2011, the Company completed a comprehensive strategic planning process to, among other things, assess the outlook for each of its markets, consider strategic alternatives and develop strategic initiatives to address the current difficult market forces then facing the Company. Those difficult market forces involved non-defense markets, which were down 40% to more than 90% from peak, an uncertain economic recovery and a likely sharp downturn in U.S. defense spending beginning in 2011. The study culminated in the creation of the Company’s planned roadmap to deliver superior long-term earnings growth and increased shareholder value over the next business cycle and beyond. The Company’s roadmap, named MOVE, entails aggressive cost reduction and prudent organic growth initiatives until a market recovery provides an opportunity for both significant earnings leverage and cash flow at which time the Company's strategic options could expand. By focusing on its MOVE strategy, the Company is targeting earnings per share of $4.00 to $4.50 in fiscal 2015.

The MOVE strategy consists of four key strategic initiatives:

•
Market recovery and growth — The Company believes that the recovery in certain of its non-defense markets began in fiscal 2012. The Company has plans to capture or improve its historical share of a market recovery. The Company believes that even a modest market recovery represents a $220 million operating income opportunity in its non-defense businesses between fiscal 2012 and fiscal 2015 at historical margins and assuming no major market share gains.

•
Optimize cost and capital structure — The Company plans to optimize its cost and capital structure to provide value for customers and shareholders by aggressively attacking its product, process and overhead costs. The Company is targeting 250 basis points of operating income improvement between fiscal 2012 and 2015 through this initiative. The Company achieved an eight basis point improvement in operating income margins in fiscal 2012 from this initiative and expects that the actions implemented in fiscal 2012 will result in 62 basis points of a targeted 75 basis point operating income margin improvement for all of fiscal 2013 from this initiative. The Company has also announced a prudent capital allocation strategy to be implemented over the next several years, which the Company expects to incrementally benefit earnings as well as returns for shareholders. To this effect, the Company repurchased 546,965 shares of Common Stock during the fourth quarter of fiscal 2012 at a cost of $13.3 million. On November 15, 2012, the Company's Board of Directors increased the Company's stock repurchase authorization such that the Company had authority to repurchase 11,000,000 shares of Common Stock after the Board action. The Company is targeting spending $300 million to repurchase shares over the 12 to 18 months following that date and expects to spend at least $75 million to repurchase shares over the three months following that date.

•
Value innovation — The Company plans to further strengthen its multi-generational product plans, which incorporate its newest technologies, to drive increased demand for the Company's products and increased penetration into new markets globally. The Company is targeting $350 million of incremental annual revenue by fiscal 2015 compared to fiscal 2012 as a result of this initiative.

•
Emerging market expansion — The Company plans to drive expansion in international targeted geographies where it believes that there are significant opportunities for growth. The Company is targeting to derive more than 25% of its revenues from outside the U.S. by fiscal 2015.

The Company is in the early stages of implementing many of its MOVE initiatives. The Company expects the investments that it made in its MOVE strategy in fiscal 2012 to drive an improved cost structure, support the Company's drive for continued product innovation leadership and expand the Company's international sales in future years. As a result of the MOVE strategy, in fiscal 2012 the Company was able to capture a larger portion of the access equipment recovery, turn the FMTV contract to profitability in all four fiscal quarters, exit underperforming businesses and increase international sales by 38% compared to fiscal 2011 to 21.8% of consolidated sales. These actions led to Oshkosh significantly beating Wall Street consensus earnings estimates for each quarter of fiscal 2012. Over the next few years, the Company believes the effective execution of its MOVE strategy will permit the Company to overcome the impact of lower U.S. defense spending for tactical wheeled vehicles on its defense segment and report strong earnings growth and improved returns for shareholders.

The benefits of the MOVE strategy are evident in the Company's outlook for fiscal 2013, as despite a projected decrease in consolidated sales of 4% to 8% as compared to fiscal 2012, the Company expects operating income margins to improve 100 basis points. The Company's sales estimate assumes stable to slightly higher sales in its non-defense segments, as a result of a slow economic recovery in the United States, coupled with an approximate 15% decline in defense segment sales. The improved operating income margins lead the Company to believe that earnings from continuing operations will be $2.35 to $2.60 per share in fiscal 2013. This estimate does not consider any costs, which may be substantial, associated with the Offer (as defined below) and related threatened proxy contest discussed below. The Company believes its first quarter of fiscal 2013 will be the lowest quarter of the year in terms of sales and earnings per share, driven by seasonality of the Company's non-defense businesses and the expectation that the Company will not begin to recognize revenue from M-ATV sales to the UAE until the second fiscal quarter.

On October 17, 2012, Mr. Carl Icahn and related entities (the “Icahn Entities”) commenced an unsolicited tender offer for “any and all” issued and outstanding shares of the Company's Common Stock (the “Offer”). On October 26, 2012, the Icahn Entities also submitted to the Company a notice of intent to nominate a slate of candidates to replace the entire Board of Directors of the Company at the Company's 2013 annual meeting of shareholders. The Company's Board of Directors carefully reviewed the Offer, in consultation with the Company's financial and legal advisors, and unanimously determined that the Offer is inadequate, undervalues the Company and is not in the best interests of the Company and its shareholders and recommended that the Company's shareholders reject the Offer and not tender their shares into the Offer. The Company expects to incur significant costs in connection with the Offer and threatened proxy contest.

Results of Operations

Consolidated Net Sales — Three Years Ended September 30, 2012

The following table presents net sales (see definition of net sales contained in Note 2 of the Notes to Consolidated Financial Statements) by business segment (in millions):

	Fiscal Year Ended September 30,
	2012	2011	2010
Net sales
Access equipment	$2,919.5	$2,052.1	$3,011.9
Defense	3,950.5	4,365.2	7,161.7
Fire & emergency	808.4	783.1	894.2
Commercial	697.0	564.9	622.1
Intersegment eliminations	(194.5)	(197.8)	(1,869.3)
Consolidated	$8,180.9	$7,567.5	$9,820.6

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2012	2011	2010
Net sales
United States	$6,397.0	$6,275.4	$8,873.1
Other North America	248.3	179.7	110.3
Europe, Africa and the Middle East	974.9	695.1	497.0
Rest of the world	560.7	417.3	340.2
Consolidated	$8,180.9	$7,567.5	$9,820.6

Fiscal 2012 Compared to Fiscal 2011

Consolidated net sales increased $613.4 million, or 8.1%, to $8.18 billion in fiscal 2012 compared to fiscal 2011 as replacement driven demand in the access equipment segment, coupled with a slow economic recovery in the United States, resulted in a significant increase in sales in both the access equipment and commercial segments, which more than offset an expected decline in defense sales.

Access equipment segment net sales increased $867.4 million, or 42.3%, to $2.92 billion in fiscal 2012 compared to fiscal 2011. Sales to external customers totaled $2.79 billion in fiscal 2012, a 43.7% increase compared to fiscal 2011. The increase in sales to external customers was principally as a result of higher unit volumes ($671.3 million) and the realization of previously announced price increases ($101.7 million). Sales grew by double-digit percentages compared to the prior year in all major regions of the globe, with the largest increase in North America, driven largely by demand for replacement of aged equipment.

Defense segment net sales decreased $414.7 million, or 9.5%, to $3.95 billion in fiscal 2012 compared to fiscal 2011. The decrease was primarily due to a 48% decline in FHTV units and lower aftermarket parts sales primarily resulting from fewer spares kits for M-ATVs ($596.6 million), offset in part by a 162% increase in sales of FMTV trucks and trailers. The Company reached and sustained full rate production under the FMTV contract during the third quarter of fiscal 2012.

Fire & emergency segment net sales increased $25.3 million, or 3.2%, to $808.4 million in fiscal 2012 compared to fiscal 2011. The increase in sales primarily reflected the delivery of Rapid Intervention Vehicles under a contract with the United States Air Force.

Commercial segment net sales increased $132.1 million, or 23.4%, to $697.0 million in fiscal 2012 compared to fiscal 2011. The increase in sales was primarily attributable to a 52% increase in concrete placement vehicle volume compared to very low prior year volume and increased demand for aftermarket parts and services ($26.9 million), offset in part by lower intersegment sales to the defense segment ($39.1 million).

Fiscal 2011 Compared to Fiscal 2010

Consolidated net sales decreased $2.25 billion, or 22.9%, to $7.57 billion in fiscal 2011 compared to fiscal 2010 largely due to the expected decrease in sales under the M-ATV contract, offset in part by increased demand for access equipment and sales under the start-up of the FMTV program. In fiscal 2010, the Company's defense sales increased sharply as the DoD rushed M-ATVs and related spares kits into Afghanistan to protect U.S. troops from improvised explosive devices.

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

Defense segment net sales decreased $2.80 billion, or 39.0%, to $4.37 billion in fiscal 2011 compared to fiscal 2010. The decrease in sales was primarily due to the completion of initial M-ATV production requirements. The start-up of FMTV production added $548.8 million in sales during fiscal 2011, offsetting some of the M-ATV sales decrease. Combined vehicle and parts and services sales related to the M-ATV program totaled $1.25 billion in fiscal 2011, a decrease of $3.24 billion compared to the prior year.

Fire & emergency segment net sales decreased $111.1 million, or 12.4%, to $783.1 million in fiscal 2011 compared to fiscal 2010. The decrease in sales reflected a $120.3 million decrease in fire apparatus volume due to soft demand attributable to weak municipal spending in the U.S.

Commercial segment net sales decreased $57.2 million, or 9.2%, to $564.9 million in fiscal 2011 compared to fiscal 2010. The decrease in sales was primarily the result of a $56.1 million decline in refuse collection vehicles volume due to lower volume with large waste haulers.

Consolidated Cost of Sales — Three Years Ended September 30, 2012

Fiscal 2012 Compared to Fiscal 2011

Consolidated cost of sales was $7.19 billion, or 87.9% of sales, in fiscal 2012 compared to $6.49 billion, or 85.8% of sales, in fiscal 2011. The 210 basis point increase in cost of sales as a percentage of sales in fiscal 2012 was primarily due to adverse product mix, largely in the defense segment (290 basis points), and higher material costs (110 basis points), offset in part by the realization of price increases (130 basis points) and higher absorption of fixed costs associated with higher sales (100 basis points).

Fiscal 2011 Compared to Fiscal 2010

Consolidated cost of sales was $6.49 billion, or 85.8% of sales, in fiscal 2011 compared to $7.85 billion, or 79.9% of sales, in fiscal 2010. The 590 basis point increase in cost of sales as a percentage of sales in fiscal 2011 compared to the prior year was generally due to adverse product mix (290 basis points), under absorption of fixed costs and inefficiencies associated with lower sales and restructuring actions (100 basis points) and higher new product development spending (90 basis points).

Consolidated Operating Income (Loss) — Three Years Ended September 30, 2012

The following table presents operating income (loss) by business segment (in millions):

	Fiscal Year Ended September 30,
	2012	2011	2010
Operating income (loss):
Access equipment	$229.2	$65.3	$97.3
Defense	236.5	543.0	1,320.7
Fire & emergency	(12.9)	(1.1)	88.3
Commercial	32.1	3.9	19.4
Corporate	(119.1)	(107.1)	(99.0)
Intersegment eliminations	0.2	4.0	(1.9)
Consolidated	$366.0	$508.0	$1,424.8

Fiscal 2012 Compared to Fiscal 2011

Consolidated operating income decreased 28.0%, to $366.0 million, or 4.5% of sales, in fiscal 2012 compared to $508.0 million, or 6.7% of sales, in fiscal 2011. The decrease in consolidated operating income was primarily attributable to the defense segment, where an adverse sales mix negatively impacted operating income comparisons.

Access equipment segment operating income increased 251.1% to $229.2 million, or 7.9% of sales, in fiscal 2012 compared to $65.3 million, or 3.2% of sales, in fiscal 2011. The improvement in operating income was primarily the result of higher sales volumes and improved price realization ($101.7 million), offset in part by higher material costs ($94.1 million) and increased product development spending ($20.7 million).

Defense segment operating income decreased 56.4% to $236.5 million, or 6.0% of sales, in fiscal 2012 compared to $543.0 million, or 12.4% of sales, in fiscal 2011. The decrease in operating income as a percentage of sales was primarily the result of adverse changes in product mix. Although the FMTV program was profitable in each quarter of fiscal 2012, margins on this program were significantly below the Company's historical margin levels of most other programs in the defense segment, and the Company expects that margins will remain low through the life of the five-year contract.

The fire & emergency segment reported an operating loss of $12.9 million, or 1.6% of sales, in fiscal 2012, compared to an operating loss of $1.1 million, or 0.1% of sales, in fiscal 2011. The increase in the operating loss was primarily the result of additional losses related to the Company's Medtec ambulance business, which the Company announced in July 2012 it would close. The Company had expected that the move of ambulance production from four separate facilities to a dedicated production facility in Florida in April 2011 would result in significantly improved performance. Despite efforts by numerous dedicated individuals and teams, the Medtec business continued to operate at a loss and it became apparent that the Medtec product line would not achieve profitability in a reasonable time frame, if at all, and as a result, the Company decided to exit the business. The Company expects to discontinue production of ambulances in the second quarter of fiscal 2013 following completion of units currently in backlog.

Commercial segment operating income increased 717.9% to $32.1 million, or 4.6% of sales, in fiscal 2012 compared to $3.9 million, or 0.7% of sales, in fiscal 2011. The increase in operating income primarily resulted from improved sales volumes, the realization of price increases in excess of higher material costs ($15.8 million), as the segment continued to recover material cost increases incurred in fiscal 2011, as well as an increased volume of higher priced compressed natural gas vehicles, and improved absorption of overhead on higher sales volume, offset in part by the restoration of higher employee pay and benefits that had been eliminated during the Great Recession.

Corporate operating expenses increased $12.0 million to $119.1 million in fiscal 2012 compared to fiscal 2011, largely due to $6.6 million of costs related to the proxy contest in connection with the Company's 2012 annual meeting of shareholders, higher share-based compensation costs and additional incentive compensation costs, offset in part by cost reductions.

Intersegment profit of $4.0 million in fiscal 2011 resulted from profit on intersegment sales (largely M-ATV related sales between access equipment and defense). When the purchasing segment sells the inventory to an outside party, profits earned by the selling segment are recorded in consolidated earnings through intersegment profit eliminations.

Consolidated selling, general and administrative expenses increased 11.5% to $567.3 million, or 6.9% of sales, in fiscal 2012 compared to $509.0 million, or 6.7% of sales, in fiscal 2011. The increase in selling, general and administrative expenses was due primarily to higher salaries and fringe benefits ($24.2 million) principally in the Company's access equipment segment as a result of the sales growth that it experienced, investments in the Company's MOVE strategy initiatives and costs related to the proxy contest in connection with the Company's 2012 annual meeting of shareholders ($6.6 million). The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to a shift in sales to segments that have a higher percentage of selling, general and administrative expenses.

Fiscal 2011 Compared to Fiscal 2010

Consolidated operating income decreased 64.3%, to $508.0 million, or 6.7% of sales, in fiscal 2011 compared to $1.42 billion, or 14.5% of sales, in fiscal 2010. The decrease in operating income was primarily the result of lower sales volumes and a shift from higher margin M-ATV sales to loss generating FMTV sales in the defense segment. Operating income in fiscal 2011 and 2010 included pre-tax, non-cash charges for the impairment of goodwill and other long-lived intangible assets of $2.0 million and $2.3 million, respectively.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-20, Goodwill, the Company reviews goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment. Following the impairment testing, the Company recorded impairment charges for goodwill and other long-lived intangible assets of $2.0 million in the fire & emergency segment during the fourth quarter of fiscal 2011.

Access equipment segment operating income decreased 32.9% to $65.3 million, or 3.2% of sales, in fiscal 2011 compared to $97.3 million, or 3.2% of sales, in fiscal 2010. The decline in operating results was due to the decrease in intersegment M-ATV related sales and higher material costs ($37.0 million), offset in part by higher sales to external customers and the reversal of provisions for credit losses of $11.2 million, primarily related to a customer settlement of a credit exposure compared to a provision for credit losses of $13.3 million in the prior year. In the prior year, the access equipment segment recognized $1.73 billion of intersegment M-ATV related sales at mid single-digit margins compared to intersegment M-ATV related sales of $0.11 billion at similar margins in fiscal 2011.

Defense segment operating income decreased 58.9% to $543.0 million, or 12.4% of sales, in fiscal 2011 compared to $1.32 billion, or 18.4% of sales, in fiscal 2010. The decrease in operating income compared to the prior year reflected the much lower sales volume as well as adverse product mix as a result of the shift from higher margin M-ATV sales to loss generating FMTV sales and ramp-up costs on the FMTV contract.

The fire & emergency segment reported an operating loss of $1.1 million, or 0.1% of sales, in fiscal 2011 compared to operating income of $88.3 million, or 9.9% of sales, in fiscal 2010. Operating results in fiscal 2011 included pre-tax, non-cash charges for the impairment of goodwill and other long-lived intangible assets of $2.0 million. The decrease in operating income largely reflected lower sales volumes along with restructuring charges and other costs related to the Company’s plans to rationalize and optimize its global manufacturing footprint ($12.4 million).

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

Consolidated selling, general and administrative expenses increased 5.2% to $509.0 million, or 6.7% of sales, in fiscal 2011 compared to $483.9 million, or 4.9% of sales, in fiscal 2010. The increase in selling, general and administrative expenses was due primarily to higher salaries and fringe benefits in part due to elimination of certain employee furloughs and restoration of employee benefits ($21.1 million), outside services ($20.3 million) and travel ($6.8 million), offset in part by a lower provision for credit losses ($25.3 million). Consolidated selling, general and administrative expenses as a percentage of sales increased largely due to lower sales in fiscal 2011.

Non-Operating Income — Three Years Ended September 30, 2012

Fiscal 2012 Compared to Fiscal 2011

Interest expense net of interest income decreased $11.9 million to $74.1 million in fiscal 2012 compared to fiscal 2011, largely as a result of the expiration of the Company's interest rate swap in December 2011, offset in part by the write-off of deferred financing costs associated with the refinancing of the Company's credit agreement in the fourth quarter of fiscal 2012. In fiscal 2012 and 2011, interest expense included $2.2 million and $16.6 million, respectively, of expense related to the Company's interest rate swap. Included within fiscal 2012 and 2011 interest expense were $2.3 million and $0.1 million, respectively, related to the write-off of deferred financing fees associated with the early repayment and refinancing of debt.

Other miscellaneous expense of $5.2 million in fiscal 2012 primarily related to net foreign currency transaction losses.

Fiscal 2011 Compared to Fiscal 2010

Interest expense net of interest income decreased $98.1 million to $86.0 million in fiscal 2011 compared to fiscal 2010, largely as a result of the effect of lower borrowings, the impact of the scheduled reduction of an interest rate swap and a write-off of deferred financing costs in the prior year period associated with debt pre-payment. Average debt outstanding decreased from $1.61 billion during fiscal 2010 to $1.10 billion during fiscal 2011. In fiscal 2011 and 2010, interest expense included $16.6 million and $41.6 million, respectively, of expense related to the Company's interest rate swap. Included within fiscal 2011 and 2010 interest expense were $0.1 million and $20.4 million, respectively, related to the write-off of deferred financing fees associated with the early repayment and refinancing of debt.

Other miscellaneous income of $1.6 million in fiscal 2011 primarily related to net foreign currency transaction gains.

Provision for Income Taxes — Three Years Ended September 30, 2012

Fiscal 2012 Compared to Fiscal 2011

The Company recorded a provision for income taxes of 20.0% of pre-tax income in fiscal 2012 compared to 34.3% for fiscal 2011. The fiscal 2012 effective tax rate included discrete tax benefits resulting from a settlement of tax audits (410 basis points), changes to previous filing positions (340 basis points), benefits related to European tax incentives and net operating losses benefitted (320 basis points), adjustments to deferred tax balances (200 basis points), tax contingency reserve reductions related to expiring state statutes (130 basis points) and miscellaneous other items (180 basis points). The fiscal 2011 effective tax rate included discrete tax benefits resulting from a decision to repatriate earnings previously fully reinvested (100 basis points), the December 2010 reinstatement of the U.S. research and development tax credit (60 basis points) and reductions of tax reserves associated with expiration of statutes of limitations (110 basis points), offset in part by unbenefitted foreign losses (140 basis points) due to cumulative net operating losses.

Fiscal 2011 Compared to Fiscal 2010

The Company recorded a provision for income taxes of 34.3% of pre-tax income in fiscal 2011 compared to 33.9% for fiscal 2010. The fiscal 2011 effective tax rate included discrete tax benefits resulting from a decision to repatriate earnings previously fully reinvested (100 basis points), the December 2010 reinstatement of the U.S. research and development tax credit (60 basis points) and reductions of tax reserves associated with expiration of statutes of limitations (110 basis points), offset in part by unbenefitted foreign losses (140 basis points) due to cumulative net operating losses. The fiscal 2010 effective tax rate benefitted from a favorable income tax audit settlement (130 basis point reduction).

Equity in Earnings (Losses) of Unconsolidated Affiliates — Three Years Ended September 30, 2012

Fiscal 2012 Compared to Fiscal 2011

Equity in earnings (losses) of unconsolidated affiliates of $2.3 million in fiscal 2012 and $0.5 million in fiscal 2011 primarily represented the Company's equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

Fiscal 2011 Compared to Fiscal 2010

Equity in earnings (losses) of unconsolidated affiliates of $0.5 million in fiscal 2011 and $(4.3) million in fiscal 2010 primarily represented the Company’s equity interest in a lease financing partnership, a commercial entity in Mexico and a joint venture in Europe.

Analysis of Discontinued Operations - Three Years Ended September 30, 2012

Fiscal 2012 Compared to Fiscal 2011

In September 2012, the Company settled an income tax audit, which resulted in the release of previously accrued amounts for uncertain tax positions related to worthless stock and bad debt deductions claimed in fiscal 2009 associated with its European refuse collection vehicle business, which was sold in fiscal 2009 and subsequently recorded as a discontinued operation. Fiscal 2012 results from discontinued operations include a $6.1 million income tax benefit related to this audit settlement.

In April 2012, the Company discontinued mobile medical trailer production in the United States. In August 2012, the Company sold its European mobile medical trailer business, SMIT, for nominal cash consideration. The mobile medical trailer business, which was included in the Company's fire & emergency segment, had sales of $12.5 million, $17.2 million and $21.8 million in fiscal 2012, 2011 and 2010, respectively. The Company recorded a loss of $4.4 million on the sale of SMIT in the fourth quarter of fiscal 2012. The Company has reflected the financial results of its mobile medical businesses as discontinued operations in the Consolidated Statements of Income for all periods presented.

Fiscal 2011 Compared to Fiscal 2010

In the first quarter of fiscal 2010, the Company completed the sale of its 75% interest in BAI, the Company’s European fire apparatus and equipment business, to BAI’s management team for nominal cash consideration. BAI was included in the Company’s fire & emergency segment. The Company recorded a small loss on the sale of BAI, which is reflected in discontinued operations in the Consolidated Statements of Income.

Liquidity and Capital Resources

Financial Condition at September 30, 2012

The Company’s capitalization was as follows (in millions):

	September 30,
	2012	2011
Cash and cash equivalents	$540.7	$428.5
Total debt	955.0	1,060.1
Oshkosh Corporation shareholders’ equity	1,853.5	1,596.5
Total capitalization (debt plus equity)	2,808.5	2,656.6
Debt to total capitalization	34.0%	39.9%

The Company repaid $105.1 million of debt during fiscal 2012. As of September 30, 2012, the Company believes that its capital structure is within its targeted range for indebtedness. As such, the Company's use of cash generated from operations in the future could change from primarily debt reduction to other uses, including the repurchase of Common Stock, as was the case in the fourth quarter of fiscal 2012 when the Company repurchased 546,965 shares of its Common Stock at a cost of $13.3 million. On November 15, 2012, the Company's Board of Directors increased the Company's stock repurchase authorization such that the Company had authority to repurchase 11,000,000 shares of Common Stock after the Board action. The Company is targeting spending $300 million to repurchase shares over the 12 to 18 months following that date and expects to spend at least $75 million to repurchase shares over the three months following that date.

Approximately 8% of the Company’s cash and cash equivalents at September 30, 2012 was located outside the United States. The Company does not anticipate any requirements to utilize foreign cash and cash equivalents to meet liquidity needs in the United States during fiscal 2013. In addition to cash and cash equivalents, the Company had $345.2 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of September 30, 2012. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

Cash Flows

Operating Cash Flows

The Company generated $268.3 million of cash from operating activities during fiscal 2012 compared to $387.7 million during fiscal 2011. The decrease in cash generated from operating activities was primarily due to the decrease in operating income of $142.0 million. In addition, operating cash flows were further impacted as the Company made a $50.0 million prepayment of its income taxes in the fourth quarter of fiscal 2012. Cash utilized for working capital in fiscal 2012 remained fairly consistent with fiscal 2011.

The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) decreased from 45 days at September 30, 2011 to 43 days at September 30, 2012. Days sales outstanding for segments other than the defense segment were 52 days at September 30, 2012, down from 57 days at September 30, 2011. The decrease in days sales outstanding was primarily due to improvements in collections in the access equipment segment. Consolidated inventory turns (defined as “Cost of Sales” divided by the average “Inventory” at the past five quarter end periods) increased from 5.5 times at September 30, 2011 to 6.0 times at September 30, 2012. The increase in inventory turns was primarily due to improvements in the manufacturing process as a result of applying continuous improvement and lean practices utilizing the Oshkosh Operating System.

Investing Cash Flows

Net cash used in investing activities in fiscal 2012 was $41.8 million compared to $68.3 million in fiscal 2011. Capital spending, excluding equipment held for rental, of $55.9 million in fiscal 2012 reflected a decrease of $26.4 million compared to capital spending in fiscal 2011. Fiscal 2011 capital expenditures included equipment purchases related to the ramp-up of production under the FMTV contract. Fiscal 2012 investing activities also included receipt of $6.0 million upon repayment of a note from a deconsolidated variable interest entity and $8.7 million in proceeds from the sale of the Company's investment in a leasing affiliate. In fiscal 2013, the Company expects capital spending to approximate $70 million.

Financing Cash Flows

Financing activities resulted in a net use of cash of $117.3 million in fiscal 2012 compared to a net use of cash of $231.5 million in fiscal 2011. In the first nine months of fiscal 2012, the Company used available cash and cash from operations primarily for debt reduction. In the fourth quarter of fiscal 2012, the Company repurchased 546,965 shares of Common Stock under its share repurchase program at a cost of $13.3 million.

Liquidity

The Company's primary sources of liquidity are the cash flow generated from operations, availability under the Revolving Credit Facility and available cash and cash equivalents. In addition to cash and cash equivalents of $540.7 million, the Company had $345.2 million of unused availability under the Revolving Credit Facility as of September 30, 2012. These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures and share repurchases. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

In July 2012, the Company amended its senior secured credit agreement with various lenders (as amended the “Credit Agreement”) to lower the applicable variable interest rate spread by 100 basis points and modify the restricted payment language to be consistent with the Senior Notes. The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $525 million and (ii) a $455 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million commencing December 31, 2013 with a balloon payment of $341.25 million due at maturity in October 2015. Refer to Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the amendment to the Company's Credit Agreement.

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

Under the Credit Agreement, the Company must pay (i) an unused commitment fee ranging from 0.25% to 0.50% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (ii) a fee ranging from 0.75% to 1.25% per annum of the maximum amount available to be drawn for each performance letter of credit issued and outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of September 30, 2012 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Additionally, with certain exceptions, the Credit Agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of shares of the Company's Common Stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions in an aggregate amount not exceeding the sum of:

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

Refer to Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of September 30, 2012.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Following is a summary of the Company’s contractual obligations and payments due by period following September 30, 2012 (in millions):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations
Long-term debt (including interest)(1)	$1,228.6	$51.0	$213.4	$662.9	$301.3
Operating leases	67.7	22.4	24.8	14.9	5.6
Purchase obligations(2)	1,775.1	1,773.0	2.1	—	—
Other long-term liabilities:
Uncertain tax positions(3)	—	—	—	—	—
Other	0.8	0.3	0.3	—	0.2
Total contractual obligations	$3,072.2	$1,846.7	$240.6	$677.8	$307.1
 _________________________

(1)	Interest was calculated based upon the interest rate in effect at September 30, 2012.

(2)
The Company utilizes blanket purchase orders to communicate expected annual requirements to many of its suppliers or contractors. Requirements under blanket purchase orders generally do not become “firm” until four weeks prior to the Company’s scheduled unit production. The purchase obligations amounts included above represent the values of commitments considered firm, plus the value of all outstanding subcontracts.

(3)
Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for the remaining uncertain tax liabilities. Therefore, $32.9 million of unrecognized tax benefits as of September 30, 2012 have been excluded from the Contractual Obligations table above. See Note 20 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s unrecognized tax benefits as of September 30, 2012.

The Company incurs contingent limited recourse liabilities with respect to customer financing activities primarily in the access equipment segment. For additional information relative to guarantees, see Note 13 of the Notes to Consolidated Financial Statements.

The following is a summary of the Company’s commercial commitments (in millions):

	Amount of Commitment Expiration Per Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Commercial Commitments
Customer financing guarantees to third parties	$94.6	$22.9	$21.2	$14.2	$36.3
Standby letters of credit	179.8	33.4	145.5	0.9	—
Corporate guarantees	2.9	2.9	—	—	—
Total commercial commitments	$277.3	$59.2	$166.7	$15.1	$36.3

Fiscal 2013 Outlook

The Company believes that consolidated sales will decrease 4% to 8% in fiscal 2013 compared to fiscal 2012. This estimate assumes stable to slightly higher sales in the Company's non-defense segments, as a result of a slow economic recovery in the United States, coupled with an approximate 15% decline in defense segment sales. The Company is confident that its MOVE strategy will be a significant contributor to its results in fiscal 2013, leading to a consolidated operating income margin approximately 100 basis points higher in fiscal 2013 than in fiscal 2012. The Company believes that earnings from continuing operations will be $2.35 to $2.60 per share in fiscal 2013. This estimate does not consider any costs, which may be substantial, associated with the Offer and related threatened proxy contest that were launched in October 2012.

The Company believes access equipment segment sales will be between $2.8 billion and $3.0 billion in fiscal 2013. In spite of orders in the fourth quarter of fiscal 2012 that were lower than the prior year quarter, customer equipment utilization rates and fleet ages, as well as used equipment values, remain high for access equipment. The Company expects operating income margins in the access equipment segment will be in the 9.5% to 10.0% range, reflecting the progress this segment is making in recovering from the depths of the Great Recession.

The Company expects sales in its defense segment to be between $3.3 billion and $3.4 billion in fiscal 2013 as a result of lower FMTV and aftermarket part sales. The Company expects operating income margins for this segment to be 5.0% to 5.5%, reflecting the decrease in sales on a relatively fixed cost base.

The Company believes fire & emergency segment sales will be between $720 million and $750 million in fiscal 2013, reflecting the expected bottoming of the United States fire apparatus market. The Company believes operating income margins in the fire & emergency segment will be between 2.0% and 2.5% in fiscal 2013, reflecting the exit of the ambulance business and continued improved performance, offset by investments in the Company's MOVE strategy.

The Company expects sales in the commercial segment will also be in the range of $720 million to $750 million in fiscal 2013, largely driven by expected higher concrete mixer sales as housing starts appear to be gaining momentum. The Company believes operating income margins in the segment will be approximately 4.5% to 5.0% in fiscal 2013, reflecting the benefit of higher sales volumes largely offset by investments in the MOVE strategy.

The Company believes that corporate expenses in fiscal 2013 will be up slightly as compared to fiscal 2012 due to further investments in information technology. The Company estimates its effective income tax rate for fiscal 2013 will be 33%.

The Company believes its first quarter of fiscal 2013 will be the lowest quarter of the year in terms of sales and earnings per share, driven by seasonality of the Company's non-defense businesses and the expectation that the Company will not begin to recognize revenue from M-ATV sales to the UAE until the second fiscal quarter.

The Company believes that it will generate free cash flow of $75 million to $100 million in fiscal 2013. This estimate includes the Company's expectation of strong free cash flow in the access equipment segment and cash usage in the remaining three segments.

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

Sales to the U.S. government of non-commercial products manufactured to the government’s specifications are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are accepted by the government. The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable. The Company charges anticipated losses on contracts or programs in progress to earnings when identified. Approximately 37% of the Company’s revenues for fiscal 2012 were recognized under the percentage-of-completion accounting method.

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

The Company evaluates the recoverability of goodwill by estimating the fair value of the businesses to which the goodwill relates. A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment that constitutes a business. When the fair value of the reporting unit is less than the carrying value of the reporting unit, a further analysis is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill.

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

Definitization of Undefinitized Contracts. The Company recognizes revenue on undefinitized contracts with the DoD to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. Undefinitized contracts are used when the Company and the DoD have not agreed upon all contract terms before the Company begins performance under the contracts. At September 30, 2012, the Company had recorded $83.4 million in revenue on contracts that remain undefinitized. To the extent that contract definitization results in changes or adjustments to previously recognized revenues or estimated or incurred costs, including charges from subcontractors, the Company records those adjustments as a change in estimate in the period of change. The Company definitized certain defense segment contracts during fiscal 2012 and recorded operating income of $7.8 million related to previously recorded revenue. As the costs associated with these contracts had been previously expensed, the change increased net income by $5.0 million or $0.05 per share. In fiscal 2011, the Company updated its estimated costs under several undefinitized change orders and recorded $1.8 million of operating income related to such updates. As all costs associated with these contracts had been previously expensed, the change increased net income by $1.2 million or $0.01 per share.

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

Goodwill and Indefinite-Lived Intangible Assets. In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. The estimate of the fair value of the reporting units is generally determined on the basis of discounted future cash flows and a market approach. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The rate used to discount estimated cash flows is a rate corresponding to the Company’s cost of capital, adjusted for risk where appropriate, and is dependent upon interest rates at a point in time. The Company weighted the income approach more heavily (75%) as the income approach uses long-term estimates that consider the expected operating profit of each reporting unit during periods where residential and non-residential construction and other macroeconomic indicators are nearer historical averages. The Company believes the income approach more accurately considers the expected recovery in the U.S. and European construction markets than the market approach. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner to cause further impairment of goodwill, which could have a material impact on the Company’s results of operations.

At July 1, 2012, approximately 88% of the Company’s recorded goodwill and indefinite-lived purchased intangibles were concentrated within the JLG reporting unit in the access equipment segment. The impairment model assumes that the U.S. economy and construction spending (and hence access equipment demand) will continue its slow improvement. Assumptions utilized in the impairment analysis are highly judgmental, especially given the severity and global scale of the most recent recession and the subjective assumptions regarding a recovery. Changes in estimates or the application of alternative assumptions could have produced significantly different results. While the Company currently believes that an impairment of intangible assets at JLG is unlikely, events and conditions that could result in the impairment of intangibles at JLG include a sharp decline in economic conditions, pricing pressure on JLG's margins or other factors leading to reductions in expected long-term sales or profitability at JLG.

At July 1, 2012, approximately 7% of the Company’s recorded goodwill and indefinite-lived purchased intangibles were concentrated within the Pierce reporting unit in the fire & emergency segment. This reporting unit has been severely impacted by the decrease in municipal revenue during the past two years. The Company believes that municipal demand is stabilizing as its municipal orders increased in fiscal 2012. The Company expects Pierce sales to decline in fiscal 2013 as federal demand is expected to bottom and that Pierce sales will begin a slow recovery starting in fiscal 2014 as municipal demand continues to rebound. The impairment model assumes that the U.S. economy will continue its slow improvement, reversing the recent trend of decreasing municipal tax revenues. Assumptions utilized in the impairment analysis are highly judgmental, especially given the severity and global scale of the most recent recession and the subjective assumptions regarding a recovery. Changes in estimates or the application of alternative assumptions could have produced significantly different results. While the Company currently believes that an impairment of intangible assets at Pierce is unlikely, events and conditions that could result in the impairment of intangibles at Pierce include a further decline in economic conditions or other factors leading to reductions in expected long-term sales or profitability at Pierce.

The Company has no other reporting units that have material amounts of goodwill and indefinite-lived intangible assets that are at risk of impairment.

Guarantees of the Indebtedness of Others. The reserve for guarantees of the indebtedness of others requires management to estimate a customer’s ability to satisfy its obligations. The estimate is particularly critical in the Company’s access equipment segment where the majority of the Company’s guarantees are granted. The Company evaluates the reserve based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded in accordance with FASB ASC Topic 450, Contingencies. In most cases, the financing company is required to provide clear title to the equipment under the financing program. The Company considers the residual value of the equipment to reduce the amount of exposure. Residual values are estimated based upon recent auctions, used equipment sales and periodic studies performed by a third-party. Additional reserves, based upon historical loss percentages, are established at the time of sale of the equipment based upon the requirement of FASB ASC Topic 460, Guarantees. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

Product Liability. Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business. A substantial portion of these claims and lawsuits involve the Company’s access equipment, concrete placement and refuse collection vehicle businesses, while such lawsuits in the Company’s defense and fire & emergency businesses have historically been limited. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. Most insurance coverage includes self-insured retentions that vary by business segment and by year. As of September 30, 2012, the Company was generally self-insured for future claims up to $3.0 million per claim.

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

Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. Over the past three fiscal years, the Company’s warranty cost as a percentage of sales has ranged from 0.40% of sales to 0.89% of sales. Warranty costs tend to be higher shortly after new product introductions, especially those introductions involving new technologies, when field warranty campaigns may be necessary to correct or retrofit certain items. Accordingly, the Company must make assumptions about the number and cost of anticipated field warranty campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of new features/components included in new product models.

Each quarter, the Company reviews actual warranty claims experience to determine if there are any systemic defects that would require a field campaign. Also, based upon historical experience, warranty provision rates on new product introductions are established at higher than standard rates to reflect increased expected warranty costs associated with any new product introduction.

At times, warranty issues can arise which are beyond the scope of the Company’s historical experience. If the estimate of warranty costs in fiscal 2012 increased or decreased by 50 basis points, the Company’s accrued warranty costs, costs of sales and operating income would each change by $40.9 million or 43.1%, 0.6% and 11.0%, respectively.

Benefit Plans. The pension benefit obligation and related pension income are calculated in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. The Company’s benefit plan assumptions are determined by using a benchmark approach as well as currently available actuarial data. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations at September 30, 2012 used a weighted-average discount rate of 4.24% and an expected return on plan assets of 6.25%. A 0.5% decrease in the discount rate would increase annual pension expense by $2.6 million. A 0.5% decrease in the expected return on plan assets would increase the Company’s annual pension expense by $1.2 million.

The Company’s other postretirement benefits obligation and related expenses are calculated in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits, and are impacted by certain actuarial assumptions, including health care trend rates. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $11.2 million and would increase the annual service and interest cost by $2.2 million. A corresponding decrease of one percentage point would decrease the accumulated postretirement benefit obligation by $9.3 million and decrease the annual service and interest cost by $1.8 million.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740, Income Taxes. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The evaluation of a tax position in accordance with ASC Topic 740 is a two-step process. The first step is recognition, where the Company evaluates whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts and circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of September 30, 2012, the Company had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $32.9 million.

New Accounting Standards

Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

Customers and Backlog

Sales to the U.S. government comprised approximately 45% of the Company’s net sales in fiscal 2012. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog as of September 30, 2012 decreased 37.5% to $4.05 billion compared to $6.48 billion at September 30, 2011. Access equipment segment backlog decreased 50.5% to $361.1 million at September 30, 2012 compared to $729.2 million at September 30, 2011. Backlog at September 30, 2011 included a very large, early cycle order and was also favorably impacted by anticipated capacity constraints in the industry. Defense segment backlog decreased 40.5% to $3.05 billion at September 30, 2012 compared to $5.13 billion at September 30, 2011 due largely to the fulfillment of FHTV and FMTV orders and the delay in finalizing the fiscal 2012 U.S. federal budget, which has delayed receipt of orders for the Company's products. Fire & emergency segment backlog decreased 0.3% to $477.6 million at September 30, 2012 compared to $479.0 million at September 30, 2011 due in large part to the Company no longer taking orders for Medtec ambulances in connection with its decision to exit the Medtec business. Commercial segment backlog increased 11.2% to $155.8 million at September 30, 2012 compared to $140.0 million at September 30, 2011. Unit backlog for concrete mixers was up 79.7% compared to September 30, 2011. The Company believes that aged fleets and recent increases in housing starts contributed to recent larger, multiple-unit orders. Unit backlog for refuse collection vehicles was down 29.7% at September 30, 2012 compared to September 30, 2011. Prior year orders and backlog were positively impacted as customers scheduled delivery of units prior to the December 31, 2011 expiration of a U.S. bonus tax depreciation deduction.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 14% of the Company’s September 30, 2012 backlog is not expected to be filled in fiscal 2013.

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

Interest Rate Risk. The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market interest rates. The Company, as needed, uses interest rate swaps to modify its exposure to interest rate movements. The Company did not have any outstanding interest rate swaps as of September 30, 2012.

The portion of the Company’s interest expense not effectively fixed in the interest rate swap remains sensitive to changes in the interest rates in the U.S. and off-shore markets. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its Credit Agreement. Based on debt outstanding at September 30, 2012, a 100 basis point increase or decrease in the average cost of the Company’s variable rate debt would increase or decrease annual pre-tax interest expense by approximately $4.6 million.

The table below provides information about the Company’s debt obligations, which are sensitive to changes in interest rates (dollars in millions):

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Liabilities
Long-term debt:
Variable rate ($US)	$—	$65.0	$48.8	$341.2	$—	$—	$455.0	$452.7
Average interest rate	2.0844%	2.1416%	2.2413%	2.3943%	—%	—%	2.3418%
Fixed rate ($US)	$—	$—	$—	$—	$250.0	$250.0	$500.0	$550.0
Average interest rate	8.3750%	8.3750%	8.3750%	8.3750%	8.4479%	8.5000%	8.4740%

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

Foreign Currency Risk. The Company’s operations consist of manufacturing in the U.S., Belgium, Canada, France, Australia, Romania and China and sales and limited vehicle body mounting activities on six continents. In addition, the Company manufactures products through investments in joint ventures in Mexico and Brazil. International sales comprised approximately 22% of overall net sales in fiscal 2012, of which approximately 83% involved exports from the U.S. The majority of export sales in fiscal 2012 were denominated in U.S. dollars. As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies in which certain of the Company’s transactions in foreign markets are denominated. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the Euro and the U.K. pound sterling, changes between the U.S. dollar and the Australian dollar, changes between the U.S. dollar and the Brazilian real and changes between the U.S. dollar and the Chinese Renminbi. Through the Company’s foreign currency hedging activities, the Company seeks to minimize the risk that cash flows resulting from the sales of the Company’s products will be affected by changes in exchange rates.

The Company enters into certain forward foreign currency exchange contracts to mitigate the Company’s foreign currency exchange risk. These contracts qualify as derivative instruments under FASB ASC Topic 815, Derivatives and Hedging; however, the Company has not designated all of these instruments as hedge transactions under ASC Topic 815. Accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings along with the offsetting foreign currency transaction gain/loss recognized on the related balance sheet exposure. At September 30, 2012, the Company was managing $142.7 million (notional) of foreign currency contracts, none of which were designated as accounting hedges and all of which settle within 60 days.

The following table quantifies outstanding forward foreign exchange contracts intended to hedge non-U.S. dollar denominated cash, receivables and payables and the corresponding impact on the value of these instruments assuming a 10% appreciation/depreciation of the U.S. dollar relative to all other currencies on September 30, 2012 (dollars in millions):

				Foreign Exchange Gain/(Loss) From:
	Notional Amount	Average Contractual Exchange Rate	Fair Value	10% Appreciation of U.S. Dollar	10% Depreciation of U.S. Dollar
Sell Euro / Buy USD	$76.2	1.2871	$0.1	$7.6	$(7.6)
Sell AUD / Buy USD	54.3	1.0426	0.3	5.4	(5.4)
Sell USD / Buy GBP	9.5	1.6102	—	0.9	(1.0)
Sell GBP / Buy Euro	2.7	0.8012	—	—	—

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

We have audited the accompanying consolidated balance sheets of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended September 30, 2012. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oshkosh Corporation and subsidiaries at September 30, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ Deloitte & Touche LLP

Milwaukee, Wisconsin
November 19, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oshkosh Corporation
Oshkosh, Wisconsin

We have audited the internal control over financial reporting of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended September 30, 2012 of the Company and our report dated November 19, 2012 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/S/ Deloitte & Touche LLP

Milwaukee, Wisconsin
November 19, 2012

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Fiscal Year Ended September 30,
	2012	2011	2010
Net sales	$8,180.9	$7,567.5	$9,820.6
Cost of sales	7,189.9	6,489.2	7,850.6
Gross income	991.0	1,078.3	1,970.0

Operating expenses:
Selling, general and administrative	567.3	509.0	483.9
Amortization of purchased intangibles	57.7	59.3	59.0
Intangible asset impairment charges	—	2.0	2.3
Total operating expenses	625.0	570.3	545.2
Operating income	366.0	508.0	1,424.8

Other income (expense):
Interest expense	(76.0)	(90.7)	(187.1)
Interest income	1.9	4.7	3.0
Miscellaneous, net	(5.2)	1.6	1.0
Income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	286.7	423.6	1,241.7
Provision for income taxes	57.4	145.1	421.4
Income from continuing operations before equity in earnings (losses) of unconsolidated affiliates	229.3	278.5	820.3
Equity in earnings (losses) of unconsolidated affiliates	2.3	0.5	(4.3)
Income from continuing operations, net of tax	231.6	279.0	816.0
Discontinued operations (Note 3):
Loss from discontinued operations	(5.8)	(7.1)	(33.1)
Income tax benefit	6.1	1.5	7.1
Income (loss) from discontinued operations, net of tax	0.3	(5.6)	(26.0)
Net income	231.9	273.4	790.0
Net income attributable to noncontrolling interest	(1.1)	—	—
Net income attributable to Oshkosh Corporation	$230.8	$273.4	$790.0

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-basic:
From continuing operations	$2.52	$3.07	$9.07
From discontinued operations	—	(0.06)	(0.29)
	$2.52	$3.01	$8.78

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-diluted:
From continuing operations	$2.51	$3.05	$8.97
From discontinued operations	—	(0.06)	(0.28)
	$2.51	$2.99	$8.69

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	September 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$540.7	$428.5
Receivables, net	1,018.6	1,089.1
Inventories, net	937.5	786.8
Deferred income taxes	69.9	72.9
Prepaid income taxes	98.0	49.0
Other current assets	29.8	28.3
Total current assets	2,694.5	2,454.6
Investment in unconsolidated affiliates	18.8	31.8
Property, plant and equipment, net	369.9	388.7
Goodwill	1,033.8	1,041.5
Purchased intangible assets, net	775.4	838.7
Other long-term assets	55.4	71.6
Total assets	$4,947.8	$4,826.9

Liabilities and Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$—	$40.1
Accounts payable	683.3	768.9
Customer advances	510.4	468.6
Payroll-related obligations	130.1	110.7
Accrued warranty	95.0	75.0
Deferred revenue	113.0	38.4
Other current liabilities	172.7	190.1
Total current liabilities	1,704.5	1,691.8
Long-term debt, less current maturities	955.0	1,020.0
Deferred income taxes	129.6	171.3
Other long-term liabilities	305.2	347.2
Commitments and contingencies
Equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,086,465 and 91,330,019 shares issued, respectively)	0.9	0.9
Additional paid-in capital	703.5	685.6
Retained earnings	1,263.5	1,032.7
Accumulated other comprehensive loss	(101.4)	(122.6)
Common Stock in treasury, at cost (528,695 and 6,956 shares, respectively)	(13.0)	(0.1)
Total Oshkosh Corporation shareholders’ equity	1,853.5	1,596.5
Noncontrolling interest	—	0.1
Total equity	1,853.5	1,596.6
Total liabilities and equity	$4,947.8	$4,826.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Oshkosh Corporation’s Shareholders
	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Non- Controlling Interest	Comprehensive Income (Loss)
Balance at September 30, 2009	$0.9	$619.5	$(30.8)	$(74.7)	$(0.8)	$2.2
Sale of discontinued operations (see Note 3)	—	—	—	—	—	(2.2)
Comprehensive income (loss):
Net income	—	—	790.0	—	—	—	$790.0
Change in fair value of derivative instruments, net of tax of $1.2	—	—	—	(5.6)	—	—	(5.6)
Losses reclassified into earnings from other comprehensive income, net of tax of $14.9	—	—	—	26.6	—	—	26.6
Employee pension and postretirement benefits, net of tax of $3.2	—	—	—	(12.6)	—	—	(12.6)
Currency translation adjustments reclassified into earnings from other comprehensive income, net	—	—	—	(0.8)	—	—	(0.8)
Currency translation adjustments, net	—	—	—	(26.1)	—	—	(26.1)
Total comprehensive income							$771.5
Exercise of stock options	—	18.2	—	—	0.8	—
Stock-based compensation and award of nonvested shares	—	14.7	—	—	—	—
Tax benefit related to stock-based compensation	—	7.0	—	—	—	—
Other	—	0.3	—	—	—	0.2
Balance at September 30, 2010	0.9	659.7	759.2	(93.2)	—	0.2
Comprehensive income (loss):
Net income	—	—	273.4	—	—	—	$273.4
Change in fair value of derivative instruments, net of tax of $0.7	—	—	—	(1.4)	—	—	(1.4)
Losses reclassified into earnings from other comprehensive income, net of tax of $6.0	—	—	—	10.6	—	—	10.6
Employee pension and postretirement benefits, net of tax of $19.8	—	—	—	(33.8)	—	—	(33.8)
Currency translation adjustments, net	—	—	—	(4.8)	—	—	(4.8)
Total comprehensive income							$244.0
Exercise of stock options	—	7.8	—	—	0.2	—
Stock-based compensation and award of nonvested shares	—	15.5	—	—	—	—
Tax benefit related to stock-based compensation	—	2.5	—	—	—	—
Other	—	0.1	0.1	—	(0.3)	(0.1)
Balance at September 30, 2011	0.9	685.6	1,032.7	(122.6)	(0.1)	0.1
Comprehensive income (loss):
Net income	—	—	230.8	—	—	1.1	$231.9
Derivative losses reclassified into earnings from other comprehensive income, net of tax of $0.8	—	—	—	1.4	—	—	1.4
Employee pension and postretirement benefits, net of tax of $17.9	—	—	—	31.1	—	—	31.1
Currency translation adjustments, net	—	—	—	(11.3)	—	—	(11.3)
Total comprehensive income							$253.1
Repurchase of common stock	—	—	—	—	(13.3)	—
Exercise of stock options	—	2.0	—	—	1.6	—
Stock-based compensation and award of nonvested shares	—	18.5	—	—	—	—
Tax benefit related to stock-based compensation	—	(2.7)	—	—	—	—
Other	—	0.1	—	—	(1.2)	(1.2)
Balance at September 30, 2012	$0.9	$703.5	$1,263.5	$(101.4)	$(13.0)	$—

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30,
	2012	2011	2010
Operating activities:
Net income	$231.9	$273.4	$790.0
Intangible asset impairment charges	—	4.8	25.6
Loss on sale of discontinued operations	4.4	—	2.9
Depreciation and amortization	130.9	144.4	172.9
Stock-based compensation expense	18.5	15.5	14.7
Deferred income taxes	(60.2)	10.0	(70.7)
Equity in (earnings) losses of unconsolidated affiliates	(3.6)	(0.8)	5.1
Dividends from equity method investments	6.5	—	—
Gain on sale of assets	(0.2)	(3.8)	(1.1)
Foreign currency transaction (gains) losses	(1.2)	6.9	10.9
Changes in operating assets and liabilities:
Receivables, net	63.2	(210.0)	(339.6)
Inventories, net	(161.9)	58.8	(82.7)
Other current assets	(2.4)	(6.1)	101.0
Accounts payable	(72.2)	54.2	169.4
Customer advances	44.2	95.4	(356.4)
Payroll-related obligations	20.1	(16.6)	55.7
Income taxes	(72.0)	(8.4)	20.8
Deferred revenue	74.6	(38.7)	55.2
Other current liabilities	9.0	(27.2)	69.1
Other long-term assets and liabilities	38.7	35.9	(23.1)
	(58.7)	(62.7)	(330.6)
Net cash provided by operating activities	268.3	387.7	619.7

Investing activities:
Additions to property, plant and equipment	(55.9)	(82.3)	(83.2)
Additions to equipment held for rental	(8.4)	(3.9)	(6.3)
Proceeds from sale of property, plant and equipment	7.6	1.5	0.8
Proceeds from sale of equipment held for rental	3.7	20.2	10.3
Proceeds from sale of equity method investments	8.7	—	—
Other investing activities	2.5	(3.8)	(5.5)
Net cash used by investing activities	(41.8)	(68.3)	(83.9)

Financing activities:
Repayment of long-term debt	(105.1)	(91.4)	(2,020.9)
Proceeds from issuance of long-term debt	—	—	1,150.0
Proceeds (repayments) under revolving credit facility	—	(150.0)	150.0
Repurchases of common stock	(13.3)	—	—
Debt issuance/amendment costs	(3.1)	(0.1)	(26.3)
Proceeds from exercise of stock options	3.6	8.0	19.0
Other financing activities	0.6	2.0	5.7
Net cash used by financing activities	(117.3)	(231.5)	(722.5)

Effect of exchange rate changes on cash	3.0	1.6	(4.7)
Increase (decrease) in cash and cash equivalents	112.2	89.5	(191.4)
Cash and cash equivalents at beginning of year	428.5	339.0	530.4
Cash and cash equivalents at end of year	$540.7	$428.5	$339.0

Supplemental disclosures:
Cash paid for interest	$69.9	$86.1	$180.7
Cash paid for income taxes	179.1	128.2	457.1

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Nature of Operations

Oshkosh Corporation and its subsidiaries (the “Company”), are leading manufacturers of a wide variety of specialty vehicles and vehicle bodies for the Americas and global markets. “Oshkosh” refers to Oshkosh Corporation, not including its subsidiaries. The Company sells its products into four principal vehicle markets — access equipment, defense, fire & emergency and commercial. The access equipment business is conducted through its wholly-owned subsidiary, JLG Industries, Inc. and its wholly-owned subsidiaries (“JLG”) and JerrDan Corporation (“JerrDan”). JLG holds, along with an unaffiliated third-party, a 50% interest in a joint venture in The Netherlands, RiRent Europe, B.V. (“RiRent”). The defense business is conducted through the operations of Oshkosh. The Company’s fire & emergency business is principally conducted through its wholly-owned subsidiaries Pierce Manufacturing Inc. (“Pierce”), the airport products division of Oshkosh and Kewaunee Fabrications, LLC (“Kewaunee”). The Company’s commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. (“McNeilus”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”), Iowa Mold Tooling Co., Inc. (“IMT”) and the commercial division of Oshkosh. McNeilus owns a 49% interest in Mezcladores Trailers de Mexico, S.A. de C.V. (“Mezcladores”), which manufactures and markets concrete mixers, concrete batch plants and refuse collection vehicles in Mexico. McNeilus also owns a 45% interest in McNeilus Equipamentos Do Brasil LTDA (“McNeilus Brazil”), which manufactures and distributes McNeilus branded concrete mixers and batch plants in the Mercosur region (Argentina, Brazil, Paraguay and Uruguay).

In April 2012, the Company discontinued production of mobile medical trailers in the United States, which were sold under the Oshkosh Specialty Vehicles brand name. In August 2012, the Company sold its interest in Oshkosh Specialty Vehicles (UK), Limited and AK Specialty Vehicles B.V. and its wholly-owned subsidiary (together "SMIT"), for nominal cash consideration. SMIT, a European mobile medical trailer manufacturer, was previously included in the Company's fire & emergency segment. In October 2009, the Company sold its 75% ownership interest in BAI Brescia Antincendi International S.r.l. (“BAI”) to the BAI management team. BAI, a European fire apparatus manufacturer, was previously included in the Company’s fire & emergency segment. The historical operating results of these businesses have been reclassified and are presented in “Income (loss) from discontinued operations, net of tax” in the Consolidated Statements of Income for all periods. See Note 3 of the Notes to Consolidated Financial Statements for further information regarding the sales of mobile medical trailers and BAI.

2.    Summary of Significant Accounting Policies

Principles of Consolidation and Presentation — The consolidated financial statements include the accounts of Oshkosh and all of its majority-owned or controlled subsidiaries and are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 50% voting interest in RiRent, its 49% interest in Mezcladores and its 45% interest in McNeilus Brazil under the equity method.

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

Sales to the U.S. government of non-commercial whole goods manufactured to the government’s specifications are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are accepted by the government. The Company invoices the government as the units are formally accepted. Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Due to a shortage in tires at one of the Company's suppliers, the defense segment was unable to complete production of certain vehicles sufficiently to recognize revenue at September 30, 2012 and has deferred revenue on these vehicles. Revenue will be recognized once tires are obtained and added to the defense vehicles such that the earnings process is complete.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development and Similar Costs — Except for customer sponsored research and development costs incurred pursuant to contracts, research and development costs are expensed as incurred and included in cost of sales. Research and development costs charged to expense amounted to $109.1 million, $99.9 million and $92.4 million during fiscal 2012, 2011 and 2010, respectively. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

Advertising — Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $13.1 million, $15.5 million and $15.4 million in fiscal 2012, 2011 and 2010, respectively.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately 8% of the Company’s cash and cash equivalents at September 30, 2012 was located outside the United States. Income taxes are provided on financial statement earnings of non-U.S. subsidiaries expected to be repatriated. The Company determines annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations. As a result of anticipated cash requirements in foreign subsidiaries, the Company currently believes that all earnings of non-U.S. subsidiaries will be reinvested indefinitely to finance foreign activities. Accordingly, no deferred income taxes have been provided for the repatriation of those earnings.

Fair Value of Financial Instruments — Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable and accrued liabilities approximated fair value as of September 30, 2012 and 2011.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at September 30, 2012 consisted principally of bank deposits and money market instruments.

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

Concentration of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, trade accounts receivable and guarantees of certain customers’ obligations under deferred payment contracts and lease purchase agreements.

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

Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for 78.6% of the Company’s inventories at September 30, 2012 and 85.4% at September 30, 2011. For the remaining inventories, cost has been determined using the first-in, first-out (“FIFO”) method.

Performance-Based Payments — The Company’s contracts with the U.S. Department of Defense (“DoD”) to deliver heavy-payload tactical vehicles (Family of Heavy Tactical Vehicles and Logistic Vehicle System Replacement) and medium-payload tactical vehicles (Family of Medium Tactical Vehicles and Medium Tactical Vehicle Replacement), as well as certain other defense-related contracts, include requirements for “performance-based payments.” The performance-based payment provisions in the contracts require the DoD to pay the Company based on the completion of certain pre-determined events in connection with the production under these contracts. Performance-based payments received are first applied to reduce outstanding receivables for units accepted in accordance with contractual terms, with any remaining amount recorded as an offset to inventory to the extent of related inventory on hand. Amounts received in excess of receivables and inventories are included in liabilities as customer advances.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill — Goodwill reflects the cost of an acquisition in excess of the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events or “indicators of potential impairment” occur. The Company performs its annual impairment test in the fourth quarter of its fiscal year. The Company evaluates the recoverability of goodwill by estimating the fair value of the businesses to which the goodwill relates. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment that constitutes a business. When the fair value of the reporting unit is less than the carrying value of the reporting unit, a further analysis is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In fiscal 2011 and 2010, the Company recorded non-cash impairment charges of $4.3 million and $16.8 million, respectively, of which $2.3 million and $16.8 million, respectively, related to discontinued operations. See Note 8 of the Notes to Consolidated Financial Statements for a discussion of these charges.

In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. The Company evaluates the recoverability of goodwill utilizing the income approach and the market approach. The Company weighted the income approach more heavily (75%) as the income approach uses long-term estimates that consider the expected operating profit of each reporting unit during periods where residential and non-residential construction and other macroeconomic indicators are nearer historical averages. The Company believes the income approach more accurately considers the expected recovery in the U.S. and European construction markets than the market approach. Under the income approach, the Company determines fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Estimated future cash flows are based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management. Rates used to discount estimated cash flows correspond to the Company’s cost of capital, adjusted for risk where appropriate, and are dependent upon interest rates at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Under the market approach, the Company derives the fair value of its reporting units based on revenue and earnings multiples of comparable publicly-traded companies. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

Impairment of Long-Lived Assets — Property, plant and equipment and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Non-amortizable trade names are assessed for impairment at least annually and as triggering events or “indicators of potential impairment” occur. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. In fiscal 2011 and 2010, the Company recorded non-cash impairment charges related to purchased intangible assets of $0.5 million and $8.8 million, respectively, of which $0.5 million and $6.5 million, respectively, related to discontinued operations.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of accumulated other comprehensive income (loss) were as follows (in millions):

	Cumulative Translation Adjustments	Employee Pension and Postretirement Benefits, Net of Tax	Gains (Losses) on Derivatives, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2009	$41.2	$(84.3)	$(31.6)	$(74.7)
Fiscal year change	(26.1)	(12.6)	(5.6)	(44.3)
Amounts reclassified to income	(0.8)	—	26.6	25.8
Balance at September 30, 2010	14.3	(96.9)	(10.6)	(93.2)
Fiscal year change	(4.8)	(33.8)	(1.4)	(40.0)
Amounts reclassified to income	—	—	10.6	10.6
Balance at September 30, 2011	9.5	(130.7)	(1.4)	(122.6)
Fiscal year change	(10.6)	31.1	—	20.5
Amounts reclassified to income	(0.7)	—	1.4	0.7
Balance at September 30, 2012	$(1.8)	$(99.6)	$—	$(101.4)

Foreign Currency Translation — All balance sheet accounts have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in “Accumulated other comprehensive income (loss).” Foreign currency transaction gains or losses are included in “Miscellaneous, net” in the Consolidated Statements of Income. The Company recorded net foreign currency transaction gains (losses) related to continuing operations of $(5.1) million, $0.3 million and $1.4 million in fiscal 2012, 2011 and 2010, respectively.

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

Recent Accounting Pronouncements — In June 2011, the FASB amended ASC Topic 220, Comprehensive Income, to require all non-owner changes in shareholders’ equity to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under this amendment, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. An entity will no longer be permitted to present the components of other comprehensive income as part of the statement of equity. The Company will be required to adopt the new presentation requirements as of October 1, 2012. The adoption of the new presentation will not have a material impact on the Company’s financial condition, results of operations or cash flows.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Discontinued Operations

In fiscal 2012, the Company settled an income tax audit, which resulted in the release of previously accrued amounts for uncertain tax positions related to worthless stock and bad debt deductions claimed in fiscal 2009 associated with its discontinued operations. Fiscal 2012 results from discontinued operations include a $6.1 million income tax benefit related to this audit settlement.

In April 2012, the Company discontinued production of mobile medical trailers in the United States, which were sold under the Oshkosh Specialty Vehicles brand name. In August 2012, the Company sold its interest in SMIT for nominal cash consideration. SMIT, a European mobile medical trailer manufacturer, was previously included in the Company's fire & emergency segment.

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

The following amounts have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Income (in millions):

	Fiscal Year Ended September 30,
	2012	2011	2010
Net sales	$12.4	$17.2	$21.8
Cost of sales	10.4	15.8	21.8
Gross income	2.0	1.4	—
Operating expenses:
Selling, general and administrative	2.9	4.2	5.9
Amortization of purchased intangibles	0.5	1.5	1.5
Intangible asset impairment charges	—	2.8	23.3
Total operating expenses	3.4	8.5	30.7
Operating loss	(1.4)	(7.1)	(30.7)
Other expense	—	—	0.5
Loss before income taxes	(1.4)	(7.1)	(30.2)
Benefit from income taxes	(6.1)	(1.5)	(7.1)
Income (loss) from operations, net of tax	4.7	(5.6)	(23.1)
Loss on sale of discontinued operations	(4.4)	—	(2.9)
Income (loss) from discontinued operations, net of tax	$0.3	$(5.6)	$(26.0)

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Receivables

Receivables consisted of the following (in millions):

	September 30,
	2012	2011
U.S. government:
Amounts billed	$99.2	$318.8
Cost and profits not billed	251.7	172.3
	350.9	491.1
Other trade receivables	633.0	568.8
Finance receivables	5.2	23.6
Notes receivable	24.6	33.7
Other receivables	35.6	27.4
	1,049.3	1,144.6
Less allowance for doubtful accounts	(18.0)	(29.5)
	$1,031.3	$1,115.1

Costs and profits not billed generally result from undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot invoice the customer the full price under the contract or contract change order until such contract or change order is definitized and agreed to with the customer following a review of costs under such a contract award even though the contract deliverables may have been met. Definitization of a change order on an existing long-term contract or a sole source contract begins when the U.S. government customer undertakes a detailed review of the Company’s submitted costs and proposed margin related to the contract and concludes with a final change order. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. At September 30, 2012, the Company had recorded $83.4 million of revenue on contracts which remained undefinitized as of that date. To the extent that contract definitization results in changes to previously estimated or incurred costs or revenues, the Company records those adjustments as a change in estimate. The Company updated its estimated costs under several undefinitized change orders and recorded $7.8 million of revenue related to such updates during fiscal 2012. As all costs associated with these contracts had been previously expensed, the change increased net income by $5.0 million or $0.05 per share, for fiscal 2012.

Classification of receivables in the Consolidated Balance Sheets consisted of the following (in millions):

	September 30,
	2012	2011
Current receivables	$1,018.6	$1,089.1
Long-term receivables	12.7	26.0
	$1,031.3	$1,115.1

Finance Receivables: Finance receivables represent sales-type leases resulting from the sale of the Company's products and the purchase of finance receivables from lenders pursuant to customer defaults under program agreements with finance companies. Finance receivables originated by the Company generally include a residual value component. Residual values are determined based on the expectation that the underlying equipment will have a minimum fair market value at the end of the lease term. This residual value accrues to the Company at the end of the lease. The Company uses its experience and knowledge as an original equipment manufacturer and participant in end markets for the related products along with third-party studies to estimate residual values. The Company monitors these values for impairment on a periodic basis and reflects any resulting reductions in value in current earnings. Finance receivables are written down if management determines that the specific borrower does not have the ability to repay the loan amounts due in full.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance receivables consisted of the following (in millions):

	September 30,
	2012	2011
Finance receivables	$6.0	$27.9
Less unearned income	(0.8)	(4.3)
Net finance receivables	5.2	23.6
Less allowance for doubtful accounts	(1.4)	(11.5)
	$3.8	$12.1

Contractual maturities of the Company’s finance receivables at September 30, 2012 were as follows: 2013 - $2.7 million; 2014 - $0.3 million; 2015 - $1.3 million; 2016 - $0.8 million; 2017 - $0.4 million; and thereafter - $0.5 million. Historically, obligors have paid off finance receivables prior to their contractual due dates, although actual repayment timing is impacted by a number of factors, including the economic environment at the time. As a result, contractual maturities are not to be regarded as a forecast of future cash flows.

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of September 30, 2012, approximately 96% of the notes receivable balance outstanding was due from three parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down if management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	September 30,
	Finance Receivables		Notes Receivables
	2012	2011	2012	2011
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$0.1	$0.5	$—	$—
Greater than 60 days and less than 90 days	—	0.1	—	—
Greater than 90 days	1.3	6.5	—	0.5

Receivables on nonaccrual status	3.4	17.6	19.0	0.5
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	1.5	0.4	—	8.6
Allowance for doubtful accounts	—	—	—	(0.1)
Receivables subject to specific reserves	3.7	23.2	24.6	25.1
Allowance for doubtful accounts	(1.4)	(11.5)	(8.0)	(8.8)

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At September 30, 2012, restructured finance receivables and notes receivables were $4.1 million and $23.1 million, respectively. Losses on troubled debt restructurings were not significant during fiscal 2012 or 2011. The Company restructured a $19.0 million outstanding note receivable in fiscal 2012 through a combination of extended payment terms, commitment by the customer to purchase an agreed upon quantity of equipment over a specified time horizon and a reduced payment obligation if the customer meets the equipment purchase and repayment schedule.

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Fiscal Year Ended September 30, 2012
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of year	$11.5	$8.9	$9.1	$29.5
Provision for doubtful accounts, net of recoveries	(3.4)	(0.4)	1.5	(2.3)
Charge-off of accounts	(6.7)	(0.5)	(1.9)	(9.1)
Disposition of a business	—	—	(0.1)	(0.1)
Foreign currency translation	—	—	—	—
Allowance for doubtful accounts at end of year	$1.4	$8.0	$8.6	$18.0

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30, 2011
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of year	$20.9	$9.4	$11.7	$42.0
Provision for doubtful accounts, net of recoveries	(0.5)	1.9	0.6	2.0
Charge-off of accounts	(8.9)	(2.5)	(3.1)	(14.5)
Disposition of a business	—	—	—	—
Foreign currency translation	—	0.1	(0.1)	—
Allowance for doubtful accounts at end of year	$11.5	$8.9	$9.1	$29.5

5.    Inventories

Inventories consisted of the following (in millions):

		September 30,
		2012	2011
Raw materials		$558.0	$587.4
Partially finished products		318.3	377.7
Finished products		371.0	237.8
Inventories at FIFO cost		1,247.3	1,202.9
Less:	Progress/performance-based payments on U.S. government contracts	(238.0)	(341.7)
	Excess of FIFO cost over LIFO cost	(71.8)	(74.4)
		$937.5	$786.8

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments. Due to a shortage in tires at one of the Company's suppliers, the defense segment was unable to complete production of certain vehicles sufficiently to recognize revenue. These vehicles have been included in finished goods at September 30, 2012 and will be recognized as revenue once tires are obtained and added to the defense vehicle such that the earnings process is complete.

During fiscal 2012, 2011 and 2010, reductions in FIFO inventory levels resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared with the cost of current-year purchases. The effect of the LIFO inventory liquidations on fiscal 2012, 2011 and 2010 results was to decrease costs of goods sold by $0.3 million, $1.8 million and $5.6 million, respectively, and increase after-tax earnings from continuing operations by $0.2 million ($0.00 per share), $1.1 million ($0.01 per share) and $3.4 million ($0.04 per share), respectively.

6.    Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	September 30,
	2012	2011
OMFSP (U.S.)	$—	$13.4
RiRent (The Netherlands)	10.5	10.9
Other	8.3	7.5
	$18.8	$31.8

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings (losses) of unconsolidated affiliates” in the Consolidated Statements of Income.

The Company and an unaffiliated third party were partners in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), a general partnership formed for the purpose of offering lease financing to certain customers of the Company, of which the Company was a 50% owner. OMFSP historically engaged in providing vendor lease financing to certain customers of the Company. During the third quarter of fiscal 2012, the Company sold its interest in OMFSP for an immaterial pre-tax loss. Cash distributions and proceeds from the sale aggregated $16.5 million of which $6.5 million has been reflected as a return of equity.

The Company and an unaffiliated third party are joint venture partners in RiRent. RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company’s sales to RiRent were $5.0 million, $6.5 million and $4.2 million in fiscal 2012, 2011 and 2010, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner. Under RiRent’s €15.0 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio of at least 30.0% (60.1% as of September 30, 2012).

7.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2012	2011
Land and land improvements	$45.8	$46.2
Buildings	236.3	243.8
Machinery and equipment	550.6	521.5
Equipment on operating lease to others	23.8	23.0
	856.5	834.5
Less accumulated depreciation	(486.6)	(445.8)
	$369.9	$388.7

Depreciation expense recorded in continuing operations was $65.6 million, $78.2 million and $80.5 million in fiscal 2012, 2011 and 2010, respectively. Included in depreciation expense from continuing operations in fiscal 2012, 2011 and 2010 were charges of $0.9 million, $3.4 million and $5.8 million, respectively, related to the impairment of long-lived assets. To better align the Company’s cost structure with global market conditions, the Company has announced several plant closures during the past three fiscal years. Impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis or appraisals.

Capitalized interest was insignificant for all reported periods. Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at September 30, 2012 and 2011 was $9.4 million and $6.5 million, respectively.

8.    Goodwill and Purchased Intangible Assets

During the fourth quarter of fiscal 2012, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally non-amortizable trade names). The Company performed the valuation analysis with the assistance of a third-party valuation adviser. To derive the fair value of its reporting units, the Company utilized both the income and market approaches. For the annual impairment testing in the fourth quarter of fiscal 2012, the Company used a weighted-average cost of capital, depending on the reporting unit, of 13.0% to 15.0% and a terminal growth rate of 3%. Under

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the market approach, the Company derived the fair value of its reporting units based on revenue and earnings multiples of comparable publicly-traded companies. As a corroborative source of information, the Company reconciles its estimated fair value to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis), to verify the reasonableness of the fair value of its reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. To derive the fair value of its trade names, the Company utilized the “relief from royalty” approach.

At July 1, 2012, approximately 88% of the Company’s recorded goodwill and indefinite-lived purchased intangibles were concentrated within the JLG reporting unit in the access equipment segment. The impairment model assumes that the U.S. economy and construction spending (and hence access equipment demand) will continue its slow improvement. Assumptions utilized in the impairment analysis are highly judgmental, especially given the severity and global scale of the most recent recession and the subjective assumptions regarding a recovery. Changes in estimates or the application of alternative assumptions could have produced significantly different results. While the Company currently believes that an impairment of intangible assets at JLG is unlikely, events and conditions that could result in the impairment of intangibles at JLG include a sharp decline in economic conditions, pricing pressure on JLG's margins or other factors leading to reductions in expected long-term sales or profitability at JLG.

At July 1, 2012, approximately 7% of the Company’s recorded goodwill and indefinite-lived purchased intangibles were concentrated within the Pierce reporting unit in the fire & emergency segment. This reporting unit has been severely impacted by the decrease in municipal revenue during the past two years. The Company believes that municipal demand is stabilizing as its municipal orders increased in fiscal 2012. The Company expects Pierce sales to decline in fiscal 2013 as federal demand is expected to bottom and that Pierce sales will begin a slow recovery starting in fiscal 2014 as municipal demand continues to rebound. The impairment model assumes that the U.S. economy will continue its slow improvement, reversing the recent trend of decreasing municipal tax revenues. Assumptions utilized in the impairment analysis are highly judgmental, especially given the severity and global scale of the most recent recession and the subjective assumptions regarding a recovery. Changes in estimates or the application of alternative assumptions could have produced significantly different results. While the Company currently believes that an impairment of intangible assets at Pierce is unlikely, events and conditions that could result in the impairment of intangibles at Pierce include a further decline in economic conditions or other factors leading to reductions in expected long-term sales or profitability at Pierce.

Based on the Company’s annual impairment review, the Company concluded that the risk that goodwill or indefinite-lived intangible assets would require an impairment charge was unlikely. Assumptions utilized in the impairment analysis are highly judgmental, especially given the current period of economic uncertainty. Changes in estimates or the application of alternative assumptions could have produced significantly different results.

The following table presents changes in goodwill during fiscal 2012 and 2011 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2010	$916.0	$112.2	$21.4	$1,049.6
Impairment	—	(4.3)	—	(4.3)
Foreign currency translation	(3.8)	0.1	—	(3.7)
Other	—	(0.1)	—	(0.1)
Net goodwill at September 30, 2011	912.2	107.9	21.4	1,041.5
Foreign currency translation	(6.1)	—	0.2	(5.9)
Deconsolidation of variable interest entity	—	(1.8)	—	(1.8)
Net goodwill at September 30, 2012	$906.1	$106.1	$21.6	$1,033.8

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	September 30, 2012			September 30, 2011
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access Equipment	$1,838.2	$(932.1)	$906.1	$1,844.3	$(932.1)	$912.2
Fire & Emergency	114.3	(8.2)	106.1	182.1	(74.2)	107.9
Commercial	197.5	(175.9)	21.6	197.3	(175.9)	21.4
	$2,150.0	$(1,116.2)	$1,033.8	$2,223.7	$(1,182.2)	$1,041.5

The following two tables present the changes in gross purchased intangible assets during fiscal 2012 and 2011 (in millions):

	September 30, 2011	Disposition	Impairment	Translation	Other	September 30, 2012
Amortizable intangible assets:
Distribution network	$55.4	$—	$—	$—	$—	$55.4
Non-compete	56.9	—	—	—	—	56.9
Technology-related	104.8	(3.8)	—	(0.1)	—	100.9
Customer relationships	576.7	(8.9)	—	(3.4)	(0.6)	563.8
Other	16.5	—	—	0.1	—	16.6
	810.3	(12.7)	—	(3.4)	(0.6)	793.6
Non-amortizable trade names	397.6	(1.3)	—	(0.1)	—	396.2
	$1,207.9	$(14.0)	$—	$(3.5)	$(0.6)	$1,189.8

	September 30, 2010	Disposition	Impairment	Translation	Other	September 30, 2011
Amortizable intangible assets:
Distribution network	$55.4	$—	$—	$—	$—	$55.4
Non-compete	56.3	—	—	—	0.6	56.9
Technology-related	104.0	—	—	—	0.8	104.8
Customer relationships	577.2	—	—	(1.9)	1.4	576.7
Other	15.7	—	—	0.1	0.7	16.5
	808.6	—	—	(1.8)	3.5	810.3
Non-amortizable trade names	397.3	—	(0.5)	—	0.8	397.6
	$1,205.9	$—	$(0.5)	$(1.8)	$4.3	$1,207.9

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Details of the Company’s total purchased intangible assets were as follows (in millions):

	September 30, 2012
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(22.2)	$33.2
Non-compete	10.5	56.9	(55.5)	1.4
Technology-related	12.0	100.9	(58.4)	42.5
Customer relationships	12.7	563.8	(265.5)	298.3
Other	16.5	16.6	(12.8)	3.8
	14.4	793.6	(414.4)	379.2
Non-amortizable trade names		396.2	—	396.2
		$1,189.8	$(414.4)	$775.4

	September 30, 2011
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(20.8)	$34.6
Non-compete	10.5	56.9	(53.0)	3.9
Technology-related	11.7	104.8	(53.3)	51.5
Customer relationships	12.7	576.7	(229.9)	346.8
Other	16.5	16.5	(12.2)	4.3
	14.3	810.3	(369.2)	441.1
Non-amortizable trade names		397.6	—	397.6
		$1,207.9	$(369.2)	$838.7

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

In connection with the valuation of intangible assets, a 40-year life was assigned to the value of the Pierce distribution network (net book value of $31.8 million at September 30, 2012). The Company believes Pierce maintains the largest North American fire apparatus distribution network. Pierce has exclusive contracts with each distributor related to the fire apparatus product offerings manufactured by Pierce. The useful life of the Pierce distribution network was based on a historical turnover analysis. Non-compete intangible asset lives are based on the terms of the applicable agreements.

Total amortization expense recorded in continuing operations was $57.7 million, $59.3 million and $59.0 million in fiscal 2012, 2011 and 2010, respectively. The estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2012 are as follows: 2013 - $55.9 million; 2014 - $54.7 million; 2015 - $53.9 million; 2016 - $53.3 million and 2017 - $45.4 million.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	September 30,
	2012	2011
Customer notes receivable	$18.8	$24.1
Deferred finance costs	17.8	21.8
Long-term finance receivables, less current portion	1.4	9.4
Other	24.8	23.9
	62.8	79.2
Less allowance for doubtful notes receivable	(7.4)	(7.6)
	$55.4	$71.6

Deferred finance costs are amortized using the interest method over the term of the debt. Amortization expense was $7.0 million (including $2.3 million of amortization related to early debt retirement), $5.1 million (including $0.1 million of amortization related to early debt retirement) and $28.6 million (including $20.4 million of amortization related to early debt retirement) in fiscal 2012, 2011 and 2010, respectively.

10.    Leases

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment were immaterial at September 30, 2012 and 2011.

Other facilities and equipment are leased under arrangements that are accounted for as noncancelable operating leases. Total rental expense for property, plant and equipment charged to continuing operations under noncancelable operating leases was $44.5 million, $41.8 million and $40.0 million in fiscal 2012, 2011 and 2010, respectively.

Future minimum lease payments due under operating leases at September 30, 2012 were as follows: 2013 - $22.4 million; 2014 - $14.0 million; 2015 - $10.8 million; 2016 - $9.7 million; 2017 - $5.2 million; and thereafter - $5.6 million. Minimum rental payments include $0.4 million due under variable-rate leases through January 2013.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	September 30,
	2012	2011
Senior Secured Term Loan	$455.0	$560.0
8¼% Senior notes due March 2017	250.0	250.0
8½% Senior notes due March 2020	250.0	250.0
Other long-term facilities	—	0.1
	955.0	1,060.1
Less current maturities	—	(40.1)
	$955.0	$1,020.0

Revolving Credit Facility	$—	$—
Current maturities of long-term debt	—	40.1
	$—	$40.1

The Company maintains a senior secured credit agreement with various lenders and on July 13, 2012, the Company entered into Amendment No. 1 to the senior secured credit agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $525 million and (ii) a $455 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million commencing December 31, 2013 with a balloon payment of $341.25 million due at maturity in October 2015. At September 30, 2012, outstanding letters of credit of $179.8 million reduced available capacity under the Revolving Credit Facility to $345.2 million.

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

Under the Credit Agreement, the Company must pay (i) an unused commitment fee ranging from 0.25% to 0.50% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (ii) a fee ranging from 0.75% to 1.25% per annum of the maximum amount available to be drawn for each performance letter of credit issued and outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At September 30, 2012, the interest spread on the Revolving Credit Facility and Term Loan was 175 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at September 30, 2012 was 1.97%.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of September 30, 2012 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Additionally, with certain exceptions, the Credit Agreement limits the ability of the Company to pay dividends and other distributions. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions in an aggregate amount not exceeding the sum of:

i.	$485 million; plus

ii.
50% of the consolidated net income of the Company and its subsidiaries (or if such consolidated net income is a deficit, minus 100% of such deficit), accrued on a cumulative basis during the period beginning on April 1, 2012 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; plus

iii.	100% of the aggregate net proceeds received by the Company subsequent to March 31, 2012 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock.

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

The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt. At September 30, 2012, the fair value of the Senior Notes was estimated to be $550 million and the fair value of the Term Loan approximated book value.

12.    Warranties

The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer. Warranty costs recorded in continuing operations were $72.5 million, $30.2 million and $87.8 million in fiscal 2012, 2011 and 2010, respectively.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Company’s warranty liability were as follows (in millions):

	Fiscal Year Ended September 30,
	2012	2011
Balance at beginning of year	$75.0	$90.5
Warranty provisions	58.8	42.6
Settlements made	(52.8)	(46.8)
Changes in liability for pre-existing warranties, net	13.7	(11.5)
Disposition of business	(0.1)	—
Foreign currency translation	0.4	0.2
Balance at end of year	$95.0	$75.0

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. Changes in the liability for pre-existing warranties during fiscal 2012 primarily related to increased warranty costs in the fire & emergency segment. Actual Mine Resistant Ambush Protected All-Terrain Vehicle (“M-ATV”) warranty claims have been lower than the Company expected on the M-ATV product launch, which resulted in reductions in liabilities for pre-existing warranties in fiscal 2011. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise that are beyond the scope of the Company's historical experience. For example, accelerated programs to design, test, manufacture and deploy products such as the M-ATV, in war-time conditions, carry with them an increased level of inherent risk of product or component failure. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters in excess of amounts accrued; however, the Company does not expect that any such amounts, while not determinable, would have a material adverse effect on the Company's consolidated financial condition, result of operations or cash flows.

13.    Guarantee Arrangements

The Company is party to multiple agreements whereby it guarantees an aggregate of $363.8 million in indebtedness of others, including $132.2 million under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts at September 30, 2012 was $94.6 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties' inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Fiscal Year Ended September 30,
	2012	2011
Balance at beginning of year	$6.5	$23.1
Provision for new credit guarantees	1.9	0.5
Settlements made	(0.9)	(3.0)
Changes for pre-existing guarantees, net	(1.4)	(12.7)
Amortization of previous guarantees	(1.0)	(1.3)
Foreign currency translation	(0.1)	(0.1)
Balance at end of year	$5.0	$6.5

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

At September 30, 2012 and 2011, the Company had no forward foreign exchange contracts designated as hedges.

To manage a portion of the Company's exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement that effectively fixed the interest payments on a portion of the Company's variable-rate debt. The swap, which had a termination date of December 6, 2011, was designated as a cash flow hedge of 3-month LIBOR-based interest payments and, accordingly, derivative gains or losses were reflected as a component of accumulated other comprehensive income (loss) and were amortized to interest expense over the respective lives of the borrowings. During fiscal 2012, 2011 and 2010, $2.2 million, $16.6 million and $41.6 million of expense, respectively, was recorded in the Consolidated Statements of Income as amortization of interest rate derivative gains and losses.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At September 30, 2012, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $142.7 million in notional amounts, including $76.2 million in contracts to sell Euro, $54.3 million in contracts to sell Australian dollars, $2.7 million in contracts to sell U.K. pounds sterling and buy Euro with the remaining contracts covering a variety of foreign currencies.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Consolidated Balance Sheets were as follows (in millions):

	September 30, 2012		September 30, 2011
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$2.1

Not designated as hedging instruments:
Foreign exchange contracts	0.4	—	0.8	0.2
	$0.4	$—	$0.8	$2.3

The pre-tax effects of derivative instruments on the Consolidated Statements of Income consisted of the following (in millions):

	Classification of Gains (Losses)	Fiscal Year Ended September 30,
		2012	2011
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$(2.2)	$(16.6)

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	(5.3)	2.0
		$(7.5)	$(14.6)

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

Level 2:
Observable inputs other than quoted prices in active markets for identical assets or liabilities, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers of assets between levels during fiscal 2012. As of September 30, 2012, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency exchange derivatives (a)	$—	$0.4	$—	$0.4
_________________________

(a)	Based on observable market transactions of forward currency prices.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets and investments in affiliates, (see Note 7 of the Notes to Consolidated Financial Statements for impairments of long-lived assets and Note 8 of the Notes to Consolidated Financial Statements for impairments of intangible assets). The Company has determined that the fair value measurements related to each of these assets rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

16.    Oshkosh Corporation Shareholders’ Equity

In July 1995, the Company authorized the repurchase of up to 6,000,000 shares of the Company’s Common Stock. In July 2012, the Company's Board of Directors increased the repurchase authorization by 4,000,000 shares of Common Stock. During fiscal 2012, the Company repurchased 546,965 shares under this authorization at a cost of $13.3 million. As of September 30, 2012, the Company had purchased 3,316,175 shares of its Common Stock at an aggregate cost of $19.9 million leaving 6,683,825 shares of Common Stock remaining under this repurchase authorization. See Note 26 of the Notes to Consolidated Financial Statements for information regarding an additional increase in this authorization. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 11 of the Notes to Consolidated Financial Statements for information regarding these restrictions.

17.    Stock-Based Compensation

In February 2009, the Company’s shareholders approved the 2009 Incentive Stock and Awards Plan. In January 2012, the Company's shareholders approved amendments to the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”) to add 6,000,000 shares to the number of shares available for issuance under the plan. The 2009 Stock Plan replaced the 2004 Incentive Stock and Awards Plan, as amended (the “2004 Stock Plan”) and 1990 Incentive Stock Plan, as amended (the “1990 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan and 1990 Stock Plan, awards previously made under these two plans that remained outstanding as of the initial approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of those plans.

Under the 2009 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights (“SAR”), performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units (“RSU”) or other stock-based awards. The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2009 Stock Plan generally become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Stock options terminate not more than seven years from the date of grant. Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company. At September 30, 2012, the Company had reserved 10,639,774 shares of Common Stock available for issuance under the 2009 Stock Plan to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Consolidated Statements of Income for fiscal 2012, 2011 and 2010 was $27.1 million ($17.2 million net of tax), $15.2 million ($9.6 million net of tax) and $14.3 million ($9.0 million net of tax), respectively.

Information related to the Company’s equity-based compensation plans in effect as of September 30, 2012 was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Performance Share Awards	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	5,364,834	$31.26	5,274,940
Equity compensation plans not approved by security holders	—	n/a	—
	5,364,834	$31.26	5,274,940

Stock Options — For fiscal 2012, 2011 and 2010, the Company recorded $6.3 million, $11.4 million and $12.4 million, respectively, of stock-based compensation expense in selling, general and administrative expense in the accompanying Consolidated Statements of Income associated with outstanding stock options.

A summary of the Company’s stock option activity for the fiscal years ended September 30, 2012, 2011 and 2010 was as follows:

	Fiscal Year Ended September 30,
	2012		2011		2010
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Options outstanding, beginning of year	4,774,714	$30.72	5,158,370	$30.32	5,330,109	$28.03
Options granted	576,400	28.55	411,575	20.90	954,350	28.96
Options forfeited	(151,092)	26.76	(173,009)	27.22	(39,836)	27.46
Options expired	(235,081)	39.26	(118,199)	47.46	(9,499)	54.12
Options exercised	(286,107)	12.56	(504,023)	15.94	(1,076,754)	17.66
Options outstanding, end of year	4,678,834	$31.26	4,774,714	$30.72	5,158,370	$30.32
Options exercisable, end of year	3,620,565	$32.53	3,478,310	$32.13	2,955,909	$33.49

The Company uses the Black-Scholes valuation model to value stock options utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Options Granted During	2012	2011	2010
Assumptions:
Risk-free interest rate	0.74%	0.95%	1.45%
Expected volatility	66.03%	63.88%	61.98%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	5.23	5.23	5.28

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company used its historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected option term represents the period of time that the options granted are expected to be outstanding and was based on historical experience. The weighted-average per share fair values for stock option grants during fiscal 2012, 2011 and 2010 were $15.95, $11.42 and $15.69, respectively.

As of September 30, 2012, the Company had $10.2 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 2.6 years.

Stock options outstanding as of September 30, 2012 were as follows (in millions, except share and per share amounts):

Price Range			Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
$7.95	-	$19.75	1,129,808	5.4	$14.86	$14.2
$28.27	-	$38.46	2,378,376	4.8	30.23	—
$39.91	-	$54.63	1,170,650	4.1	49.18	—
			4,678,834	4.8	$31.26	$14.2

Stock options exercisable as of September 30, 2012 were as follows (in millions, except share and per share amounts):

Price Range			Number Exercisable	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
$7.95	-	$19.75	894,802	5.2	$13.76	$12.2
$28.27	-	$38.46	1,555,113	4.1	30.81	—
$39.91	-	$54.63	1,170,650	4.1	49.18	—
			3,620,565	4.4	$32.53	$12.2

The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. This amount changes based on the fair market value of the Company’s Common Stock. The total intrinsic value of options exercised for fiscal 2012, 2011 and 2010 was $3.3 million, $9.6 million and $22.8 million, respectively.

Net cash proceeds from the exercise of stock options were $3.6 million, $8.0 million and $19.0 million for fiscal 2012, 2011 and 2010, respectively. The actual income tax benefit realized totaled $1.2 million, $3.5 million and $8.4 million for those same periods.

Nonvested Stock Awards — Compensation expense related to nonvested stock awards of $4.1 million, $3.0 million and $0.9 million in fiscal 2012, 2011 and 2010, respectively, was recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Income. As of September 30, 2012, the Company had $13.3 million of unrecognized compensation expense related to nonvested stock awards, which will be recognized over a weighted-average period of 2.8 years.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s nonvested stock activity for the three years ended September 30, 2012 is as follows:

	Fiscal Year Ended September 30,
	2012		2011		2010
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	228,615	$23.75	128,907	$30.22	2,935	$53.40
Granted	514,800	27.37	166,412	21.99	141,682	30.93
Forfeited	(37,502)	23.04	(5,000)	28.73	—	—
Vested	(136,631)	24.70	(61,704)	32.12	(15,710)	40.91
Nonvested, end of year	569,282	$26.84	228,615	$23.75	128,907	$30.22

The total fair value of shares vested during fiscal 2012, 2011 and 2010 was $3.5 million, $1.5 million and $0.6 million, respectively. The actual income tax benefit realized totaled $0.5 million, $0.2 million and $0.1 million for those same periods.

Performance Share Awards — In fiscal 2012, 2011 and 2010, the Company granted certain executives performance share awards aggregating 142,000, 153,500 and 75,000 shares at target, respectively, that vest at the end of the third fiscal year following the grant date. Executives earn performance shares only if the Company’s total shareholder return over the three-year term of the awards compares favorably to that of a comparator group of companies. As of September 30, 2012, 343,000 performance shares remained outstanding at target. Potential payouts range from zero to 200 percent of the target awards. Performance share awards were paid out at 0%, 195% and 0% of target amounts in fiscal 2012, 2011 and 2010, respectively. The Company realized an actual income tax benefit of $0.7 million in fiscal 2011 related to the vesting of performance shares.

The grant date fair values of performance share awards were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Performance Shares Granted During	2012	2011	2010
Assumptions:
Risk-free interest rate	0.37%	0.29%	0.73%
Expected volatility	44.90%	76.98%	79.86%
Expected term (in years)	3.00	3.00	3.00

The Company used its historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant. The expected term was based on the vesting period. The weighted-average fair value used to record compensation expense for performance share awards granted during fiscal 2012, 2011 and 2010 was $35.84, $9.75 and $13.88 per award, respectively. Compensation expense of $8.1 million, $1.1 million and $1.4 million related to performance share awards was recorded in fiscal 2012, 2011 and 2010, respectively, in selling, general and administrative expense in the accompanying Consolidated Statements of Income. Performance shares are valued by a global third-party actuarial firm utilizing a complex Monte Carlo simulation model. In October 2012, the Company, in conjunction with the third party, determined that the performance share valuation calculations performed for fiscal 2007 through 2011 were incorrect. The correct weighted-average fair values for performance share awards granted during fiscal 2011 and 2010 were $27.93 and $41.10 per award, respectively. To correct cumulative compensation expense, the Company recorded compensation expense of $4.9 million in fiscal 2012 as an out-of-period adjustment. Correcting this error, which was not material to any of the affected periods, resulted in a $3.1 million after-tax decrease to net income for the year ended September 30, 2012.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Appreciation Rights — In fiscal 2012 and 2011, the Company granted employees 36,400 and 441,000 cash-settled SARs, respectively. Each SAR award represents the right to receive cash equal to the excess of the per share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date price of the Company’s Common Stock. Compensation cost for SARs is remeasured at each reporting period based on the estimated fair value on the date of grant using the Black Scholes option-pricing model, utilizing assumptions similar to stock option awards and is recognized as an expense over the requisite service period. SARs are subsequently remeasured at each interim reporting period based on a revised Black Scholes value. Upon vesting, the fair value of outstanding SARs will be equal to its intrinsic value.

Compensation expense (income) related to SAR awards of $4.4 million, $(0.4) million and $(0.4) million was recorded in fiscal 2012, 2011 and 2010, respectively, in selling, general and administrative expense in the accompanying Consolidated Statements of Income. As of September 30, 2012, the Company had $2.7 million of unrecognized compensation expense related to SAR awards, which will be recognized over a weighted-average period of 2.1 years.

Cash-Settled Restricted Stock Units — In fiscal 2012 and 2011, the Company granted employees 105,600 and 269,000 cash-settled RSUs, respectively. Each RSU award provides recipients the right to receive cash equal to the value of a share of the Company’s Common Stock at predetermined vesting dates. Compensation cost for RSUs is remeasured at each reporting period and is recognized as an expense over the requisite service period. Compensation expense related to RSUs of $4.2 million and $0.1 million was recorded in fiscal 2012 and 2011, respectively, in selling, general and administrative expense in the accompanying Consolidated Statements of Income. As of September 30, 2012, the Company had $5.1 million of unrecognized compensation expense related to RSUs, which will be recognized over a weighted-average period of 2.0 years.

18.    Restructuring and Other Charges

As part of the Company’s actions to rationalize and optimize its global manufacturing footprint and in an effort to streamline operations, the Company announced in September 2010 that it was closing two JerrDan manufacturing facilities and relocating towing and recovery equipment production to other underutilized access equipment segment facilities. The Company largely completed these actions in the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011. As a result of the Company's decision to put a previously closed JerrDan facility back into use, the previously accrued liability for lease termination costs of $2.8 million was reversed to income in the second quarter of fiscal 2011.

In January 2011, the Company initiated a plan to address continued weak market conditions in its access equipment segment in Europe. The plan included the consolidation of certain facilities and other cost reduction initiatives resulting in reductions in its workforce in Europe. In connection with this plan, the Company recorded statutorily or contractually required termination benefit costs in the first quarter of fiscal 2011. During the second quarter of fiscal 2011, the Company reached an agreement with the works councils on certain details of the plan, including the number of employees that would ultimately receive severance. As a result of employees voluntarily leaving the Company, the accrual was reduced throughout the remainder of fiscal 2011. The Company largely completed these actions in the first quarter of fiscal 2012.

In June 2011, the Company announced that its defense segment was closing its Oakes, North Dakota fabrication facility and consolidating operations into other existing Oshkosh facilities. Operations at Oakes concluded in the fourth quarter of fiscal 2011.

On July 26, 2012, the Company initiated a plan to exit its ambulance business. The Company had expected that the move of ambulance production from four separate facilities to a dedicated production facility in Florida in April 2011 would result in significantly improved performance. Despite efforts by numerous dedicated individuals and teams, the Medtec business continued to operate at a loss, and it became apparent that the Medtec product line would not achieve profitability in a reasonable time frame, if at all, and as a result, the Company made a decision to exit the business. The Company expects to discontinue production of ambulances in the second quarter of fiscal 2013 following the completion of units in backlog. In addition to restructuring charges of $3.9 million incurred in connection with the wind down of the Medtec product line, the Company experienced production inefficiencies of $11.3 million and recorded a charge of $3.3 million to write-down inventory to net realizable value during fiscal 2012.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-tax restructuring charges included in continuing operations for fiscal years ended September 30 were as follows (in millions):

	Cost of Sales	Selling, General and Administrative	Total
Fiscal 2012:
Access equipment	$(0.2)	$(0.1)	$(0.3)
Defense	—	—	—
Fire & emergency	0.2	4.3	4.5
Commercial	0.1	—	0.1
	$0.1	$4.2	$4.3

Fiscal 2011:
Access equipment	$1.0	$0.7	$1.7
Defense	3.7	—	3.7
Fire & emergency	0.1	1.0	1.1
Commercial	0.1	0.3	0.4
	$4.9	$2.0	$6.9

Changes in the Company’s restructuring reserves, included within “Other current liabilities” in the Consolidated Balance Sheets, were as follows (in millions):

	Employee Severance and Termination Benefits	Property, Plant and Equipment Impairment	Other	Total
Balance at September 30, 2010	$1.6	$—	$3.2	$4.8
Restructuring provisions	6.0	3.4	(2.5)	6.9
Utilized - cash	(4.6)	—	(0.7)	(5.3)
Utilized - noncash	—	(3.4)	—	(3.4)
Currency	0.6	—	—	0.6
Balance at September 30, 2011	3.6	—	—	3.6
Restructuring provisions	0.7	0.9	2.7	4.3
Utilized - cash	(1.1)	—	(0.5)	(1.6)
Utilized - noncash	—	(0.9)	(0.1)	(1.0)
Currency	(0.4)	—	—	(0.4)
Balance at September 30, 2012	$2.8	$—	$2.1	$4.9

19.    Employee Benefit Plans

Defined Benefit Plans — Oshkosh and certain of its subsidiaries sponsor multiple defined benefit pension plans covering certain Oshkosh and Pierce employees. The benefits provided are based primarily on average compensation, years of service and date of birth. Hourly plans are generally based on years of service and a benefit dollar multiplier. The Company periodically amends the plans, including changing the benefit dollar multipliers and other revisions. In September 2012, the Company amended its Oshkosh and Pierce defined benefit plans, freezing benefit accruals for Oshkosh and Pierce salaried employees effective December 31, 2012. The amendment provides that salaried participants in the Oshkosh and Pierce pension plans will not receive credit, other than for vesting purposes, for eligible earnings paid for any month of service worked after the effective date. All accrued benefits under the plans as of the effective date will remain intact, and service credits for vesting and retirement eligibility will continue in accordance with the terms of the plans. As a result of the formal decision to freeze the plans benefit accruals, the Company recognized a reduction of its projected benefit obligation of $31.4 million and recorded a curtailment loss of $2.5 million. The pension benefit is expected to be offset by additional employer contributions to the Company's defined contribution plan beginning in January 2013.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Executive Retirement Plans — The Company maintains unfunded defined benefit supplemental executive retirement plans ("SERPs") for certain executive officers of the Company and its subsidiaries. Benefits are based upon the employees' earnings. The Oshkosh SERP was amended to freeze benefits under the plan effective December 31, 2012. The amendment resulted in a net reduction to the benefit obligation under this plan of $2.3 million and a curtailment loss of $0.9 million in fiscal 2012. The pension benefit is expected to be partially offset by a new, non-qualified, defined contribution SERP effective January 1, 2013.

Postretirement Medical Plans — Oshkosh and certain of its subsidiaries sponsor multiple postretirement benefit plans covering Oshkosh, JLG and Kewaunee hourly and salaried active employees, retirees and their spouses. The plans generally provide health benefits based on years of service and date of birth. These plans are unfunded. In September 2012, the Oshkosh plan was amended to eliminate postretirement benefits coverage for salaried employees retiring at age 55 or older effective December 31, 2012, except for existing eligible employees who are at least age 55 with at least five years of service by December 31, 2012 who elect to retire on or before December 31, 2013. The effect of the amendment was a reduction in the benefit obligation of $9.2 million as of September 30, 2012. This reduction is being amortized over the expected average remaining years of service of 17 years for participants expected to receive benefits under this plan.

The changes in benefit obligations and plan assets, as well as the funded status of the Company’s defined benefit pension plans and postretirement benefit plans, were as follows (in millions):

			Postretirement
	Pension Benefits		Health and Other
	2012	2011	2012	2011

Accumulated benefit obligation	$377.7	$321.7	$80.4	$77.7

Change in benefit obligation
Benefit obligation at October 1	$352.6	$283.6	$77.7	$64.8
Service cost	20.6	16.6	7.2	4.5
Interest cost	16.3	13.9	3.4	3.0
Actuarial loss	32.6	33.2	2.6	6.5
Participant contributions	0.1	0.1	—	—
Plan amendments	—	10.9	(9.2)	—
Curtailments	(33.7)	—	—	—
Benefits paid	(11.1)	(5.6)	(1.3)	(1.1)
Currency translation adjustments	0.5	(0.1)	—	—
Benefit obligation at September 30	$377.9	$352.6	$80.4	$77.7

Change in plan assets
Fair value of plan assets at October 1	$213.9	$192.1	$—	$—
Actual return on plan assets	42.8	3.3	—	—
Company contributions	35.8	25.9	1.3	1.1
Participant contributions	0.1	0.1	—	—
Expenses paid	(1.8)	(1.8)	—	—
Benefits paid	(11.1)	(5.6)	(1.3)	(1.1)
Currency translation adjustments	0.7	(0.1)	—	—
Fair value of plan assets at September 30	$280.4	$213.9	$—	$—
Funded status of plan - under funded	$(97.5)	$(138.7)	$(80.4)	$(77.7)

Recognized in consolidated balance sheet at September 30
Prepaid benefit cost (long-term asset)	$4.0	$2.6	$—	$—
Accrued benefit liability (current liability)	(1.4)	(5.2)	(2.5)	(2.8)
Accrued benefit liability (long-term liability)	(100.1)	(136.1)	(77.9)	(74.9)
	$(97.5)	$(138.7)	$(80.4)	$(77.7)

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Postretirement
	Pension Benefits		Health and Other
	2012	2011	2012	2011
Recognized in accumulated other comprehensive income (loss) as of September 30 (net of taxes)
Net actuarial loss	$(72.9)	$(96.0)	$(19.3)	$(18.5)
Prior service cost	(13.1)	(16.2)	5.8	—
	$(86.0)	$(112.2)	$(13.5)	$(18.5)
Weighted-average assumptions as of September 30
Discount rate	4.24%	4.72%	3.95%	4.45%
Expected return on plan assets	6.25%	7.00%	n/a	n/a
Rate of compensation increase	3.69%	3.73%	n/a	n/a
Pension benefit plans with accumulated benefit obligations in excess of plan assets consisted of the following as of September 30 (in millions):

	2012	2011
Projected benefit obligation	$361.8	$338.9
Accumulated benefit obligation	361.2	308.1
Fair value of plan assets	260.2	197.6

The components of net periodic benefit cost for fiscal years ended September 30 were as follows (in millions):

				Postretirement
	Pension Benefits			Health and Other
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service cost	$20.6	$16.6	$13.5	$7.2	$4.5	$4.1
Interest cost	16.3	13.9	12.4	3.4	3.0	2.8
Expected return on plan assets	(15.6)	(15.9)	(13.0)	—	—	—
Amortization of prior service cost	2.3	1.9	2.1	—	—	—
Curtailment	3.4	1.5	0.6	—	—	—
Amortization of net actuarial loss	7.1	5.6	4.1	1.3	1.1	0.9
Expenses paid	1.8	1.4	2.5	—	—	—
Net periodic benefit cost	$35.9	$25.0	$22.2	$11.9	$8.6	$7.8

Other changes in plan assets and benefit obligation recognized in other comprehensive income
Net actuarial loss (gain)	$(26.0)	$46.2	$16.6	$2.6	$6.5	$3.9
Prior service cost	(0.9)	10.9	3.0	—	—	—
Amortization of prior service cost	(4.8)	(1.9)	(2.0)	—	—	—
Curtailment	(2.3)	—	—	(9.2)	—	—
Amortization of net actuarial gain	(7.1)	(7.1)	(4.7)	(1.3)	(1.1)	(0.9)
	$(41.1)	$48.1	$12.9	$(7.9)	$5.4	$3.0

Weighted-average assumptions
Discount rate	4.72%	4.75%	5.25%	4.45%	4.75%	5.25%
Expected return on plan assets	7.00%	7.75%	7.75%	n/a	n/a	n/a
Rate of compensation increase	3.78%	3.94%	4.29%	n/a	n/a	n/a

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet at September 30, 2012 are prior service costs of $1.8 million ($1.1 million net of tax) and unrecognized net actuarial losses of $4.4 million ($2.8 million net of tax) expected to be recognized in pension and supplemental employee retirement plan net periodic benefit costs during fiscal 2013.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 8.5% in fiscal 2012, declining to 5.5% in fiscal 2018. If the health care cost trend rate was increased by 100 basis points, the accumulated postretirement benefit obligation at September 30, 2012 would increase by $11.2 million and the net periodic postretirement benefit cost for fiscal 2012 would increase by $2.2 million. A corresponding decrease of 100 basis points would decrease the accumulated postretirement benefit obligation at September 30, 2012 by $9.3 million and the net periodic postretirement benefit cost for fiscal 2012 would decrease by $1.8 million.

The Company’s Board of Directors has appointed an Investment Committee (“Committee”), which consists of members of management, to manage the investment of the Company’s pension plan assets. The Committee has established and operates under an Investment Policy. The Committee determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets and an adviser to monitor the performance of the investment managers. The Investment Policy prohibits certain investment transactions, such as commodity contracts, margin transactions, short selling and investments in Company securities, unless the Committee gives prior approval.

The weighted-average of the Company’s pension plan asset allocations and target allocations at September 30, by asset category, were as follows:

	Target %	2012	2011
Asset Category
Fixed income	30% - 40%	39%	43%
Large-cap growth	25% - 35%	30%	30%
Large-cap value	5% - 15%	10%	9%
Mid-cap value	5% - 15%	10%	8%
Small-cap value	5% - 15%	11%	10%
Venture capital	0% - 5%	—%	—%
		100%	100%

The plans’ investment strategy is based on an expectation that, over time, equity securities will provide higher total returns than debt securities. The plans primarily minimize the risk of large losses through diversification of investments by asset class, by investing in different styles of investment management within the classes and by using a number of different investment managers. The Committee monitors the asset allocation and investment performance monthly, with a more comprehensive quarterly review with its adviser and annual reviews with each investment manager.

The plans’ expected return on assets is based on management’s and the Committee’s expectations of long-term average rates of return to be achieved by the plans’ investments. These expectations are based on the plans’ historical returns and expected returns for the asset classes in which the plans are invested.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets by major category and level within the fair value hierarchy was as follows (in millions):

	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2012:
Common stocks
U.S. companies (a)	$146.8	$3.7	$—	$150.5
International companies (b)	—	17.7	—	17.7
Government and agency bonds (c)	7.1	39.2	—	46.3
Corporate bonds and notes (e)	—	51.5	—	51.5
Money market funds (f)	14.4	—	—	14.4
	$168.3	$112.1	$—	$280.4

September 30, 2011:
Common stocks
U.S. companies (a)	$104.2	$—	$—	$104.2
International companies (b)	—	14.6	—	14.6
Government and agency bonds (c)	3.8	35.6	—	39.4
Municipal bonds (d)	—	0.1	—	0.1
Corporate bonds and notes (e)	—	43.8	—	43.8
Money market funds (f)	11.7	—	—	11.7
Venture capital closely held limited partnership (g)	—	—	0.1	0.1
	$119.7	$94.1	$0.1	$213.9
_________________________

(a)	Primarily valued using a market approach based on the quoted market prices of identical instruments that are actively traded on public exchanges.

(b)	Valuation model looks at underlying security "best" price, exchange rate for underlying security's currency against the U.S. Dollar and ratio of underlying security to American depository receipt.

(c)
These investments consist of debt securities issued by the U.S. Treasury, U.S. government agencies and U.S. government-sponsored enterprises and have a variety of structures, coupon rates and maturities. These investments are considered to have low default risk as they are guaranteed by the U.S. government. Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.

(d)
These investments consist of debts issued by municipalities. Most provide a fixed amount of interest income while some investments are zero coupon bonds which receive one payment at maturity. Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.

(e)
These investments consist of debt obligations issued by a variety of private and public corporations. These are investment grade securities which historically have provided a steady stream of income. Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.

(f)	These investments largely consist of short-term investment funds and are valued using a market approach based on the quoted market prices of identical instruments.

(g)
These investments finance new and rapidly growing companies and do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. Valuation is determined by various sources such as issuer, investment manager, etc.

The change in the fair value of the Master Pension Trust’s Level 3 investment assets during fiscal 2012 and 2011 was not significant.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy is to fund the pension plans in amounts that comply with contribution limits imposed by law. The Company expects to contribute between $10.0 million and $15.0 million to its pension plans and an additional $2.5 million to its postretirement benefit plans in fiscal 2013. However, based on returns on the plans’ investments and the Company’s cash flows, the Company may contribute more than these ranges in fiscal 2013 to reduce the underfunded status of certain plans.

The Company’s estimated future benefit payments under Company sponsored plans were as follows (in millions):

			Other
Fiscal Year Ending	Pension Benefits		Postretirement
September 30,	U.S. Plans	Non-Qualified	Benefits
2013	$7.0	$1.4	$2.5
2014	7.7	1.4	2.7
2015	8.5	1.4	2.8
2016	9.5	1.4	3.1
2017	10.6	1.4	3.7
2018-2022	73.3	8.7	23.4

Multi-Employer Pension Plans - The Company participates in the Boilermaker-Blacksmith National Pension Trust (Employer Identification Number 48-6168020), a multi-employer defined benefit pension plan related to collective bargaining employees at the Company's Kewaunee facility. The Company's contributions and pension benefits payable under the plan and the administration of the plan are determined by the terms of the related collective-bargaining agreement, which expires on May 1, 2017. The multi-employer plan poses different risks to the Company than single-employer plans in the following respects:

1.	The Company's contributions to the multi-employer plan may be used to provide benefits to all participating employees of the program, including employees of other employers.

2.
In the event that another participating employer ceases contributions to the multi-employer plan, the Company may be responsible for any unfunded obligations along with the remaining participating employers.

3.	If the Company chooses to withdraw from the multi-employer plan, then the Company may be required to pay a withdrawal liability, based on the underfunded status of the plan at that time.

As of December 31, 2011, the plan-certified zone status as defined by the Pension Protection Act of 2006 was Yellow and accordingly it has implemented a financial improvement plan or a rehabilitation plan. The Company's contributions to the multi-employer plan did not exceed 5% of the total plan contributions for the fiscal years 2012, 2011 or 2010. The Company made contributions to the plan of $1.0 million, $0.7 million and $0.6 million in fiscal 2012, 2011 and 2010, respectively.

401(k) Plans - The Company has defined contribution 401(k) plans covering substantially all domestic employees. The plans allow employees to defer 2% to 100% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions, which are based on employee contributions to the plans, subject to certain limitations. Amounts expensed for Company matching and discretionary contributions were $11.3 million, $10.5 million and $5.1 million in fiscal 2012, 2011 and 2010, respectively.

20.    Income Taxes

Pre-tax income (loss) from continuing operations was taxed in the following jurisdictions (in millions):

	Fiscal Year Ended September 30,
	2012	2011	2010
Domestic	$246.6	$420.8	$1,273.2
Foreign	40.1	2.8	(31.5)
	$286.7	$423.6	$1,241.7

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the provision for income taxes were as follows (in millions):

	Fiscal Year Ended September 30,
	2012	2011	2010
Allocated to Income From Continuing Operations Before Equity in Earnings (Losses) of Unconsolidated Affiliates
Current:
Federal	$110.1	$150.5	$468.3
Foreign	3.2	0.7	7.4
State	4.2	3.7	14.0
Total current	117.5	154.9	489.7
Deferred:
Federal	(59.9)	(14.2)	(57.6)
Foreign	2.0	4.8	(9.0)
State	(2.2)	(0.4)	(1.7)
Total deferred	(60.1)	(9.8)	(68.3)
	$57.4	$145.1	$421.4

Allocated to Other Comprehensive Income (Loss)
Deferred federal, state and foreign	$18.7	$(14.5)	$10.5

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense was:

	Fiscal Year Ended September 30,
	2012	2011	2010
Effective Rate Reconciliation
U.S. federal tax rate	35.0%	35.0%	35.0%
Non-deductible intangible asset impairment charges	—	0.1	—
State income taxes, net	(0.6)	0.8	1.0
Foreign taxes	2.4	(0.6)	(0.1)
Tax audit settlements	(4.1)	—	(1.2)
European tax incentive	(1.7)	(0.9)	0.6
Valuation allowance	(2.5)	1.3	0.3
Domestic tax credits	(0.3)	(1.5)	(0.1)
Manufacturing deduction	(3.6)	(1.1)	(1.9)
Other, net	(4.6)	1.2	0.3
	20.0%	34.3%	33.9%

During fiscal 2012, the Company recorded discrete tax benefits of $44.8 million which included settlement of audits, changes in filing positions taken in prior periods, expiration of statute of limitations and utilization of losses previously unbenefitted. Other, net for fiscal 2012 included $13.1 million for adjustments related to deferred taxes and changes to filing positions taken in prior periods. In fiscal 2011, the Company recorded a $2.7 million benefit due to the reinstatement of the U.S. research & development tax credit for periods prior to fiscal 2011. The fiscal 2010 research & development tax credit included only one-fourth of the annual benefit because of the timing of the credit reinstatement. During fiscal 2010, the Company settled a number of income tax audits.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is party to a tax incentive agreement (“incentive”) covering certain of its European operations. The incentive provides for a reduction in the Company’s effective income tax rate through allowable deductions that are subject to recapture to the extent that certain conditions are not met, including a requirement to have minimum cumulative operating income over a multiple-year period ending in fiscal 2013. The Company recorded tax deductions (income recapture) under the incentive of €11.5 million, €7.8 million and €(15.9) million in fiscal 2012, 2011 and 2010, respectively, which resulted in additional benefit (expense) of $5.0 million, $3.7 million and $(7.3) million in fiscal 2012, 2011 and 2010, respectively. Life-to-date, the Company has recorded €21.5 million of cumulative net deductions which are subject to recapture provisions should certain minimum income and other requirements not be met. Should the Company reach the maximum level of cumulative operating income under the incentive, aggregate additional unbenefitted deductions of €92.0 million would be available to offset the Company’s future taxable income, although the amount of deductions allowed in any particular tax year are limited by the incentive.

In fiscal 2009, 2010 and 2012, the Company sold several European companies whose operations were subsequently classified as discontinued operations. The Company had made an election with the U.S. Internal Revenue Service to treat Windmill Ventures, the Company’s European holding company parent of these disposed companies, as a disregarded entity for U.S. federal income tax purposes. As a result of this election, the Company recorded a worthless stock/bad debt income tax benefit related to the discontinued operations of the sold companies. In fiscal 2012, the Company settled an income tax audit, which resulted in a tax benefit of $6.1 million related to the release of previously accrued amounts for uncertain tax positions for worthless stock/bad debt deductions, which was included in discontinued operations.

Deferred income tax assets and liabilities were comprised of the following (in millions):

	September 30,
	2012	2011
Deferred Tax Assets and Liabilities
Deferred tax assets:
Other long-term liabilities	$105.1	$112.6
Losses and credits	78.2	57.4
Accrued warranty	30.4	23.8
Other current liabilities	32.4	20.8
Payroll-related obligations	20.1	15.7
Receivables	7.2	15.2
Other	0.1	0.4
Gross deferred tax assets	273.5	245.9
Less valuation allowance	(55.0)	(39.5)
Deferred tax assets	218.5	206.4
Deferred tax liabilities:
Intangible assets	223.8	241.2
Investment in unconsolidated partnership	—	5.3
Property, plant and equipment	34.2	48.8
Inventories	16.4	2.7
Other	3.8	6.8
Deferred tax liabilities	278.2	304.8
Net deferred tax liability	$(59.7)	$(98.4)

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax liability is classified in the Consolidated Balance Sheets as follows (in millions):

	September 30,
	2012	2011
Current net deferred tax asset	$69.9	$72.9
Non-current net deferred tax liability	(129.6)	(171.3)
	$(59.7)	$(98.4)

As of September 30, 2012, the Company had $191.1 million of net operating loss carryforwards available to reduce future taxable income of certain foreign subsidiaries that are primarily from countries with carryforward periods ranging from five years to an unlimited period. In addition, the Company had $157.0 million of state net operating loss carryforwards, which are subject to expiration from 2014 to 2032. The Company also had capital loss carryforwards of $32.4 million, which are subject to expiration from 2014 to 2017, and state credit carryforwards of $8.3 million, which are subject to expiration from 2022 to 2027. The deferred tax assets for foreign net operating loss carryforwards, state net operating loss carryforwards, capital loss carryforwards and state credit carryforwards were $54.0 million, $8.2 million, $11.9 million and $4.1 million, respectively, and are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies and projections of future taxable income. As a result of this analysis, the Company carried a valuation allowance as of September 30, 2012 against the foreign deferred tax assets, state deferred tax assets and capital loss carryforwards of $40.6 million, $2.5 million and $11.9 million, respectively.

The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested. At September 30, 2012, these earnings amounted to $50.6 million. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

As of September 30, 2012, the Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $33.9 million. As of September 30, 2012, net unrecognized tax benefits, excluding interest and penalties, of $23.8 million would affect the Company’s net income if recognized, including $23.1 million which would impact net income from continuing operations. As of September 30, 2011, net unrecognized tax benefits, excluding interest and penalties, of $43.4 million would have affected the Company’s net income if recognized, $23.3 million of which would have impacted net income from continuing operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits during fiscal 2012 and fiscal 2011 were as follows (in millions):

	Fiscal Year Ended September 30,
	2012	2011
Balance at beginning of year	$53.3	$52.1
Additions for tax positions related to current year	3.8	4.0
Additions for tax positions related to prior years	8.7	4.0
Reductions for tax positions of prior years	(0.2)	(0.3)
Settlements	(28.3)	(2.0)
Lapse of statute of limitations	(4.4)	(4.5)
Balance at end of year	$32.9	$53.3

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Consolidated Statements of Income. During the fiscal years ended September 30, 2012, 2011 and 2010, the Company recognized tax benefits of $0.8 million, $1.7 million and $0.9 million related to interest and penalties, respectively. At September 30, 2012 and 2011, the Company had accruals for the payment of interest and penalties of $13.3 million and $14.1 million, respectively. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $4.0 million, either because the Company’s tax positions are sustained on audit, because the Company agrees to their disallowance or the statute of limitations closes.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. During fiscal 2012, the U.S. Internal Revenue Service completed its audit of the Company for the taxable years ended September 30, 2008 and 2009. As of September 30, 2012, tax years open for examination under applicable statutes were as follows:

Tax Jurisdiction	Open Tax Years
Australia	2007 - 2012
Belgium	2010 - 2012
Brazil	2006 - 2012
Canada	2009 - 2012
Romania	2010 - 2012
The Netherlands	2007 - 2012
United States (federal)	2010 - 2012
United States (state and local)	2002 - 2012

21.    Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under FASB ASC Topic 260, Earnings Per Share, during the period by the weighted average shares outstanding. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock and performance share awards vested. Options to purchase 3,549,026, 2,294,124 and 1,425,155 shares of Common Stock were outstanding in fiscal 2012, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.

Net income (loss) attributable to Oshkosh Corporation common shareholders was as follows (in millions):

	Fiscal Year Ended September 30,
	2012	2011	2010
Net income from continuing operations	$230.5	$279.0	$816.0
Less: net earnings allocated to participating securities	(0.6)	(0.4)	(0.2)
Net income available to Oshkosh Corporation common shareholders	$229.9	$278.6	$815.8

Net income (loss) from discontinued operations	$0.3	$(5.6)	$(26.0)

Basic and diluted weighted-average shares used in the denominator of the per share calculations was as follows:

	Fiscal Year Ended September 30,
	2012	2011	2010
Basic weighted-average shares outstanding	91,330,635	90,888,253	89,947,873
Effect of dilutive stock options and equity-based compensation awards	562,508	685,107	1,006,868
Diluted weighted-average shares outstanding	91,893,143	91,573,360	90,954,741

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had reserves of $2.0 million and $2.1 million for losses related to environmental matters that were probable and estimable at September 30, 2012 and 2011, respectively. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $3.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2012 and 2011, reserves for product and general liability claims was $45.6 million and $41.7 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $221.9 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $179.8 million at September 30, 2012.

Purchase Obligations - The Company utilizes blanket purchase orders to communicate expected annual requirements to many of its suppliers or contractors. Requirements under blanket purchase orders generally do not become “firm” until four weeks prior to the Company’s scheduled unit production. As of September 30, 2012 and September 30, 2011, the Company had purchase obligation commitments considered firm, plus the value of all outstanding subcontracts, totaling $1.8 billion and $2.8 billion, respectively.

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

At September 30, 2012, approximately 25% of the Company’s workforce was covered under collective bargaining agreements.

The Company derived a significant portion of its revenue from the DoD, as follows (in millions):

	Fiscal Year Ended September 30,
	2012	2011	2010
DoD	$3,452.5	$4,136.8	$7,054.7
Foreign military sales	221.2	74.3	28.3
Total DoD sales	$3,673.7	$4,211.1	$7,083.0

No other customer represented more than 10% of sales for fiscal 2012, 2011 or 2010.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain risks are inherent in doing business with the DoD, including technological changes and changes in levels of defense spending. All DoD contracts contain a provision that they may be terminated at any time at the convenience of the U.S. government. In such an event, the Company is entitled to recover allowable costs plus a reasonable profit earned to the date of termination.

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

Because the Company is a relatively large defense contractor, the Company’s U.S. government contract operations are subject to extensive annual audit processes and to U.S. government investigations of business practices and cost classifications from which legal or administrative proceedings can result. Based on U.S. government procurement regulations, under certain circumstances the Company could be fined, as well as suspended or debarred from U.S. government contracting. During a suspension or debarment, the Company would also be prohibited from selling equipment or services to customers that depend on loans or financial commitments from the Export Import Bank, Overseas Private Investment Corporation and similar U.S. government agencies.

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

Defense: This segment consists of a division of Oshkosh that manufactures tactical wheeled vehicles and supply parts and services for the U.S. military and for other militaries around the world. Sales to the DoD accounted for 90.8%, 93.5% and 96.9% of the segment’s sales for the years ended September 30, 2012, 2011 and 2010, respectively.

Fire & Emergency: This segment includes Pierce, the aircraft rescue and firefighting and snow removal divisions of Oshkosh and Kewaunee. These units manufacture and market commercial and custom fire vehicles, simulators and emergency vehicles primarily for fire departments, airports, other governmental units, and broadcast vehicles for broadcasters and TV stations in the U.S. and abroad.

Commercial: This segment includes McNeilus, CON-E-CO, London, IMT and the commercial division of Oshkosh. McNeilus, CON-E-CO, London and Oshkosh manufacture, market and distribute concrete mixers, portable concrete batch plants and vehicle and vehicle body components. McNeilus and London manufacture, market and distribute refuse collection vehicles and components. IMT is a manufacturer of field service vehicles and truck-mounted cranes for niche markets. Sales are made primarily to commercial and municipal customers in the Americas.

In accordance with FASB ASC Topic 280, Segment Reporting, for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate” includes corporate office expenses, share-based compensation, costs of certain business initiatives and shared services benefiting multiple segments and results of insignificant operations. Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment and certain other assets pertaining to corporate activities. Intersegment sales generally include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected financial information concerning the Company’s product lines and reportable segments is as follows (in millions):

	Fiscal Year Ended September 30,
	2012			2011			2010
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment (a)
Aerial work platforms	$1,390.2	$—	$1,390.2	$961.6	$—	$961.6	$558.6	$—	$558.6
Telehandlers	892.3	—	892.3	527.9	—	527.9	342.8	—	342.8
Other (b)	511.9	125.1	637.0	454.6	108.0	562.6	365.4	1,745.1	2,110.5
Total access equipment	2,794.4	125.1	2,919.5	1,944.1	108.0	2,052.1	1,266.8	1,745.1	3,011.9

Defense	3,947.5	3.0	3,950.5	4,359.9	5.3	4,365.2	7,151.3	10.4	7,161.7

Fire & emergency	769.4	39.0	808.4	765.1	18.0	783.1	871.1	23.1	894.2

Commercial
Concrete placement	231.9	—	231.9	169.6	—	169.6	174.1	—	174.1
Refuse collection	336.8	—	336.8	249.6	—	249.6	305.7	—	305.7
Other	100.9	27.4	128.3	79.2	66.5	145.7	51.6	90.7	142.3
Total commercial	669.6	27.4	697.0	498.4	66.5	564.9	531.4	90.7	622.1
Intersegment eliminations	—	(194.5)	(194.5)	—	(197.8)	(197.8)	—	(1,869.3)	(1,869.3)
Consolidated	$8,180.9	$—	$8,180.9	$7,567.5	$—	$7,567.5	$9,820.6	$—	$9,820.6
_________________________

(a)	Fiscal 2011 and 2010 amounts have been reclassified to conform with the fiscal 2012 presentation.

(b)
Access equipment intersegment sales are comprised of assembly of M-ATV crew capsules and complete vehicles for the defense segment. The access equipment segment invoices the defense segment for work under this contract. These sales are eliminated in consolidation.

	Fiscal Year Ended September 30,
	2012	2011	2010
Operating income (loss) from continuing operations:
Access equipment	$229.2	$65.3	$97.3
Defense	236.5	543.0	1,320.7
Fire & emergency (a)	(12.9)	(1.1)	88.3
Commercial (b)	32.1	3.9	19.4
Corporate	(119.1)	(107.1)	(99.0)
Intersegment eliminations	0.2	4.0	(1.9)
Consolidated	366.0	508.0	1,424.8
Interest expense net of interest income	(74.1)	(86.0)	(184.1)
Miscellaneous other income (expense)	(5.2)	1.6	1.0
Income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	$286.7	$423.6	$1,241.7
_________________________

(a)	Fiscal 2011 results include non-cash goodwill and long-lived asset impairment charges of $2.0 million.

(b)	Fiscal 2010 results include non-cash goodwill and long-lived asset impairment charges of $2.3 million.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30,
	2012	2011	2010
Depreciation and amortization: (a)
Access equipment	$71.5	$84.1	$95.4
Defense	19.3	26.7	17.6
Fire & emergency	13.5	13.0	16.2
Commercial	15.0	15.4	15.1
Corporate (b)	11.6	5.2	28.6
Consolidated	$130.9	$144.4	$172.9

Capital expenditures:
Access equipment (c)	$28.3	$26.0	$24.7
Defense	16.0	36.4	48.0
Fire & emergency	7.3	17.7	10.0
Commercial	4.8	5.9	6.8
Corporate	7.9	0.2	—
Consolidated	$64.3	$86.2	$89.5
_________________________

(a)	Includes $0.6 million, $1.8 million and $4.8 million in fiscal 2012, 2011 and 2010, respectively, related to discontinued operations.

(b)
Includes $2.3 million, $0.1 million and $20.4 million in fiscal 2012, 2011 and 2010, respectively, related to the write-off of deferred financing fees due to the early extinguishment of the related debt.

(c)	Capital expenditures include both the purchase of property, plant and equipment and equipment held for rental.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2012	2011	2010
Identifiable assets:
Access equipment:
U.S.	$1,754.6	$1,779.8	$1,766.5
Europe (a)	684.2	694.0	794.0
Rest of the world	283.1	248.9	186.7
Total access equipment	2,721.9	2,722.7	2,747.2
Defense - U.S. (a)	684.5	762.3	876.4
Fire & emergency:
U.S.	534.0	518.9	529.9
Europe	—	12.9	15.6
Total fire & emergency	534.0	531.8	545.5
Commercial:
U.S.	304.5	321.4	316.4
Rest of the world (a)	37.0	41.5	38.7
Total commercial	341.5	362.9	355.1
Corporate:
U.S. (b)	658.1	441.2	183.1
Rest of the world	7.8	6.0	1.3
Total corporate	665.9	447.2	184.4
Consolidated	$4,947.8	$4,826.9	$4,708.6
_________________________

(a)	Includes investments in unconsolidated affiliates.

(b)	Primarily includes cash and short-term investments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2012	2011	2010
Net sales:
United States	$6,397.0	$6,275.4	$8,873.1
Other North America	248.3	179.7	110.3
Europe, Africa and Middle East	974.9	695.1	497.0
Rest of the world	560.7	417.3	340.2
Consolidated	$8,180.9	$7,567.5	$9,820.6

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income
For the Year Ended September 30, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$4,100.8	$3,419.0	$921.3	$(260.2)	$8,180.9
Cost of sales	3,743.7	2,923.2	783.4	(260.4)	7,189.9
Gross income	357.1	495.8	137.9	0.2	991.0
Selling, general and administrative expenses	238.4	295.8	33.1	—	567.3
Amortization of purchased intangibles	0.3	39.8	17.6	—	57.7
Intangible asset impairment charges	—	—	—	—	—
Operating income	118.4	160.2	87.2	0.2	366.0
Interest expense	(197.4)	(75.5)	(3.9)	200.8	(76.0)
Interest income	2.3	28.1	172.3	(200.8)	1.9
Miscellaneous, net	18.2	(101.7)	78.3	—	(5.2)
Income (loss) from continuing operations before income taxes	(58.5)	11.1	333.9	0.2	286.7
Provision for (benefit from) income taxes	(11.1)	1.3	67.2	—	57.4
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	(47.4)	9.8	266.7	0.2	229.3
Equity in earnings (losses) of consolidated subsidiaries	272.5	110.0	32.1	(414.6)	—
Equity in earnings (losses) of unconsolidated affiliates	(0.4)	—	2.7	—	2.3
Income (loss) from continuing operations	224.7	119.8	301.5	(414.4)	231.6
Discontinued operations, net of tax	6.1	(9.9)	4.1	—	0.3
Net income (loss)	230.8	109.9	305.6	(414.4)	231.9
Net income attributable to the noncontrolling interest	—	—	(1.1)	—	(1.1)
Net income (loss) attributable to Oshkosh Corporation	$230.8	$109.9	$304.5	$(414.4)	$230.8

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income
For the Year Ended September 30, 2011

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$4,540.2	$2,409.4	$875.9	$(258.0)	$7,567.5
Cost of sales	3,873.3	2,106.5	771.6	(262.2)	6,489.2
Gross income	666.9	302.9	104.3	4.2	1,078.3
Selling, general and administrative expenses	212.0	181.8	115.2	—	509.0
Amortization of purchased intangibles	0.1	39.8	19.4	—	59.3
Intangible asset impairment charges	—	—	2.0	—	2.0
Operating income (loss)	454.8	81.3	(32.3)	4.2	508.0
Interest expense	(200.2)	(82.2)	(3.9)	195.6	(90.7)
Interest income	2.9	26.4	171.0	(195.6)	4.7
Miscellaneous, net	10.7	(120.5)	111.4	—	1.6
Income (loss) from continuing operations before income taxes	268.2	(95.0)	246.2	4.2	423.6
Provision for (benefit from) income taxes	93.9	(30.0)	79.8	1.4	145.1
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	174.3	(65.0)	166.4	2.8	278.5
Equity in earnings (losses) of consolidated subsidiaries	99.2	56.0	(52.5)	(102.7)	—
Equity in earnings (losses) of unconsolidated affiliates	(0.1)	—	0.6	—	0.5
Income (loss) from continuing operations	273.4	(9.0)	114.5	(99.9)	279.0
Discontinued operations, net of tax	—	—	(5.6)	—	(5.6)
Net income (loss)	273.4	(9.0)	108.9	(99.9)	273.4
Net income attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Oshkosh Corporation	$273.4	$(9.0)	$108.9	$(99.9)	$273.4

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income
For the Year Ended September 30, 2010

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$7,341.9	$3,559.1	$813.6	$(1,894.0)	$9,820.6
Cost of sales	5,892.1	3,119.5	731.0	(1,892.0)	7,850.6
Gross income	1,449.8	439.6	82.6	(2.0)	1,970.0
Selling, general and administrative expenses	196.9	164.4	122.6	—	483.9
Amortization of purchased intangibles	—	40.2	18.8	—	59.0
Intangible asset impairment charges	—	—	2.3	—	2.3
Operating income (loss)	1,252.9	235.0	(61.1)	(2.0)	1,424.8
Interest expense	(276.4)	(170.6)	(2.5)	262.4	(187.1)
Interest income	2.4	18.6	244.4	(262.4)	3.0
Miscellaneous, net	12.7	(94.9)	83.2	—	1.0
Income (loss) from continuing operations before income taxes	991.6	(11.9)	264.0	(2.0)	1,241.7
Provision for (benefit from) income taxes	328.4	(1.5)	95.2	(0.7)	421.4
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	663.2	(10.4)	168.8	(1.3)	820.3
Equity in earnings (losses) of consolidated subsidiaries	125.4	(2.4)	(37.9)	(85.1)	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	(4.3)	—	(4.3)
Income (loss) from continuing operations	788.6	(12.8)	126.6	(86.4)	816.0
Discontinued operations, net of tax	1.4	—	(27.4)	—	(26.0)
Net income (loss)	790.0	(12.8)	99.2	(86.4)	790.0
Net income attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Oshkosh Corporation	$790.0	$(12.8)	$99.2	$(86.4)	$790.0

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
As of September 30, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$500.0	$5.5	$35.2	$—	$540.7
Receivables, net	388.0	487.5	177.3	(34.2)	1,018.6
Inventories, net	284.3	415.7	239.3	(1.8)	937.5
Other current assets	129.2	47.9	20.6	—	197.7
Total current assets	1,301.5	956.6	472.4	(36.0)	2,694.5
Investment in and advances to consolidated subsidiaries	2,358.1	(1,182.9)	3,235.8	(4,411.0)	—
Intangible assets, net	2.5	1,110.4	696.3	—	1,809.2
Other long-term assets	154.7	156.8	132.6	—	444.1
Total assets	$3,816.8	$1,040.9	$4,537.1	$(4,447.0)	$4,947.8

Liabilities and Equity
Current liabilities:
Accounts payable	$326.2	$288.9	$96.7	$(28.5)	$683.3
Customer advances	315.4	190.5	4.5	—	510.4
Other current liabilities	213.6	220.2	84.5	(7.5)	510.8
Total current liabilities	855.2	699.6	185.7	(36.0)	1,704.5
Long-term debt, less current maturities	955.0	—	—	—	955.0
Other long-term liabilities	153.1	137.3	144.4	—	434.8
Equity:
Oshkosh Corporation shareholders’ equity	1,853.5	204.0	4,207.0	(4,411.0)	1,853.5
Noncontrolling interest	—	—	—	—	—
Total equity	1,853.5	204.0	4,207.0	(4,411.0)	1,853.5
Total liabilities and equity	$3,816.8	$1,040.9	$4,537.1	$(4,447.0)	$4,947.8

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
As of September 30, 2011

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$376.3	$13.5	$38.7	$—	$428.5
Receivables, net	525.8	521.4	135.8	(93.9)	1,089.1
Inventories, net	194.0	336.8	257.9	(1.9)	786.8
Other current assets	86.0	34.8	29.4	—	150.2
Total current assets	1,182.1	906.5	461.8	(95.8)	2,454.6
Investment in and advances to consolidated subsidiaries	2,506.5	(1,402.6)	2,902.4	(4,006.3)	—
Intangible assets, net	2.7	1,131.4	746.1	—	1,880.2
Other long-term assets	167.4	156.6	168.1	—	492.1
Total assets	$3,858.7	$791.9	$4,278.4	$(4,102.1)	$4,826.9

Liabilities and Equity
Current liabilities:
Accounts payable	$498.6	$298.7	$61.3	$(89.7)	$768.9
Customer advances	334.8	120.2	13.6	—	468.6
Other current liabilities	208.3	167.1	85.0	(6.1)	454.3
Total current liabilities	1,041.7	586.0	159.9	(95.8)	1,691.8
Long-term debt, less current maturities	1,020.0	—	—	—	1,020.0
Other long-term liabilities	200.4	172.4	145.7	—	518.5
Equity:
Oshkosh Corporation shareholders’ equity	1,596.5	33.5	3,972.7	(4,006.2)	1,596.5
Noncontrolling interest	0.1	—	0.1	(0.1)	0.1
Total equity	1,596.6	33.5	3,972.8	(4,006.3)	1,596.6
Total liabilities and equity	$3,858.7	$791.9	$4,278.4	$(4,102.1)	$4,826.9

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(143.4)	$122.2	$289.5	$—	$268.3

Investing activities:
Additions to property, plant and equipment	(24.5)	(22.7)	(8.7)	—	(55.9)
Additions to equipment held for rental	—	—	(8.4)	—	(8.4)
Proceeds from sale of equity method investments	—	—	8.7	—	8.7
Intercompany investing	405.3	(90.6)	(288.3)	(26.4)	—
Other investing activities	5.0	8.6	0.2	—	13.8
Net cash provided (used) by investing activities	385.8	(104.7)	(296.5)	(26.4)	(41.8)

Financing activities:
Repayment of long-term debt	(105.0)	(0.1)	—	—	(105.1)
Repurchase of Common Stock	(13.3)	—	—	—	(13.3)
Debt issuance/amendment costs	(3.1)	—	—	—	(3.1)
Intercompany financing	(1.3)	(26.0)	0.9	26.4	—
Other financing activities	4.0	—	0.2	—	4.2
Net cash provided (used) by financing activities	(118.7)	(26.1)	1.1	26.4	(117.3)

Effect of exchange rate changes on cash	—	0.6	2.4	—	3.0
Increase (decrease) in cash and cash equivalents	123.7	(8.0)	(3.5)	—	112.2
Cash and cash equivalents at beginning of year	376.3	13.5	38.7	—	428.5
Cash and cash equivalents at end of year	$500.0	$5.5	$35.2	$—	$540.7

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2011

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$259.9	$(35.5)	$163.3	$—	$387.7

Investing activities:
Additions to property, plant and equipment	(42.2)	(27.4)	(12.7)	—	(82.3)
Additions to equipment held for rental	—	—	(3.9)	—	(3.9)
Intercompany investing	191.9	100.4	(283.5)	(8.8)	—
Other investing activities	(3.0)	0.8	20.1	—	17.9
Net cash provided (used) by investing activities	146.7	73.8	(280.0)	(8.8)	(68.3)

Financing activities:
Repayment of long-term debt	(91.1)	(0.3)	—	—	(91.4)
Net borrowings under revolving credit facilities	(150.0)	—	—	—	(150.0)
Debt issuance/amendment costs	(0.1)	—	—	—	(0.1)
Intercompany financing	(1.3)	(26.0)	18.5	8.8	—
Other financing activities	10.0	—	—	—	10.0
Net cash provided (used) by financing activities	(232.5)	(26.3)	18.5	8.8	(231.5)

Effect of exchange rate changes on cash	—	(1.0)	2.6	—	1.6
Increase (decrease) in cash and cash equivalents	174.1	11.0	(95.6)	—	89.5
Cash and cash equivalents at beginning of year	202.2	2.5	134.3	—	339.0
Cash and cash equivalents at end of year	$376.3	$13.5	$38.7	$—	$428.5

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2010

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$379.2	$17.9	$222.6	$—	$619.7

Investing activities:
Additions to property, plant and equipment	(56.5)	(6.7)	(20.0)	—	(83.2)
Additions to equipment held for rental	—	—	(6.3)	—	(6.3)
Intercompany investing	262.2	39.8	(253.9)	(48.1)	—
Other investing activities	—	(7.8)	13.4	—	5.6
Net cash provided (used) by investing activities	205.7	25.3	(266.8)	(48.1)	(83.9)

Financing activities:
Repayment of long-term debt	(2,020.4)	(0.3)	(0.2)	—	(2,020.9)
Net borrowings under revolving credit facilities	150.0	—	—	—	150.0
Proceeds from issuance of long term debt	1,150.0	—	—	—	1,150.0
Debt issuance/amendment costs	(26.3)	—	—	—	(26.3)
Intercompany financing	(1.3)	(46.0)	(0.8)	48.1	—
Other financing activities	24.7	—	—	—	24.7
Net cash provided (used) by financing activities	(723.3)	(46.3)	(1.0)	48.1	(722.5)

Effect of exchange rate changes on cash	—	—	(4.7)	—	(4.7)
Increase (decrease) in cash and cash equivalents	(138.4)	(3.1)	(49.9)	—	(191.4)
Cash and cash equivalents at beginning of year	340.6	5.6	184.2	—	530.4
Cash and cash equivalents at end of year	$202.2	$2.5	$134.3	$—	$339.0

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    Unaudited Quarterly Results

The unaudited quarterly results below have been revised to exclude from continuing operations the results of the Company's mobile medical trailer business, which was reclassified to discontinued operations in fiscal 2012 for all periods presented (in millions, except per share amounts):

	Fiscal Year Ended September 30, 2012
	4th Quarter (a)	3rd Quarter	2nd Quarter	1st Quarter
Net sales	$2,061.8	$2,171.2	$2,072.2	$1,875.7
Gross income	258.0	270.9	240.6	221.5
Operating income	89.2	122.9	78.5	75.4
Net income	78.9	75.7	38.0	39.3

Net income from continuing operations	$77.6	$74.7	$39.2	$39.0
Less: net earnings allocated to participating securities	(0.2)	(0.2)	(0.1)	(0.1)
Net income available to Oshkosh Corporation common shareholders	$77.4	$74.5	$39.1	$38.9

Net income (loss) from discontinued operations	$1.3	$1.0	$(1.9)	$(0.1)

Earnings (loss) per share attributable to Oshkosh
Corporation common shareholders-basic:
From continuing operations	$0.85	$0.82	$0.43	$0.43
From discontinued operations	0.01	0.01	(0.02)	(0.01)
	$0.86	$0.83	$0.41	$0.42

Earnings (loss) per share attributable to Oshkosh
Corporation common shareholders-diluted:
From continuing operations	$0.85	$0.81	$0.43	$0.43
From discontinued operations	0.01	0.01	(0.02)	(0.01)
	$0.86	$0.82	$0.41	$0.42

Common Stock per share dividends	$—	$—	$—	$—

(a)
The fourth quarter of 2012 was impacted by: (1) a $7.8 million change in estimate to increase revenue ($5.0 million, after-tax) resulting from the definitization of contracts in the defense segment (See Note 4 of the Notes to Consolidated Financial Statements), (2) a $7.0 million increase to selling, general and administrative expenses ($4.5 million, after-tax) resulting from the correction of a prior period error in the valuation of performance shares (See Note 17 of the Notes to Consolidated Financial Statements), (3) a $3.4 million increase to selling, general and administrative expenses ($2.2 million, after-tax) resulting from the curtailment of pension and other postretirement benefit plans (See Note 19 of the Notes to Consolidated Financial Statements), and (4) a decrease in income tax expense of $5.7 million related to the correction of deferred tax assets (See Note 20 of the Notes to Consolidated Financial Statements). Correction adjustments were not material to any individual prior period or the current period and, accordingly, the prior period results have not been adjusted.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30, 2011
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Net sales	$2,110.0	$2,017.6	$1,743.0	$1,696.9
Gross income	217.4	273.1	280.2	307.6
Operating income	77.1	128.5	132.9	169.5
Net income	38.0	68.6	67.7	99.0

Net income from continuing operations	$40.3	$70.2	$68.3	$100.2
Less: net earnings allocated to participating securities	(0.1)	(0.1)	(0.1)	(0.1)
Net income available to Oshkosh Corporation common shareholders	$40.2	$70.1	$68.2	$100.1

Net loss from discontinued operations	$(2.8)	$(1.8)	$(0.4)	$(0.6)

Earnings (loss) per share attributable to Oshkosh
Corporation common shareholders-basic:
From continuing operations	$0.44	$0.77	$0.76	$1.11
From discontinued operations	(0.03)	(0.02)	(0.01)	(0.01)
	$0.41	$0.75	$0.75	$1.10

Earnings (loss) per share attributable to Oshkosh
Corporation common shareholders-diluted:
From continuing operations	$0.44	$0.77	$0.75	$1.10
From discontinued operations	(0.03)	(0.02)	(0.01)	(0.01)
	$0.41	$0.75	$0.74	$1.09

Common Stock per share dividends	$—	$—	$—	$—

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.    Subsequent Events

On October 17, 2012, Mr. Carl Icahn and related entities (the “Icahn Entities”) commenced an unsolicited tender offer for “any and all” issued and outstanding shares of the Company's Common Stock for $32.50 per share in cash (the “Offer”). On October 26, 2012, the Icahn Entities also submitted to the Company a notice to nominate a slate of candidates to replace the entire Board of Directors of the Company at the Company's 2013 annual meeting of shareholders. The Company's Board of Directors carefully reviewed the Offer, in consultation with the Company's financial and legal advisors, and unanimously determined that the Offer is inadequate, undervalues the Company and is not in the best interests of the Company and its shareholders and recommended that the Company's shareholders reject the Offer and not tender their shares into the Offer. The Company expects to incur costs, which could be significant, in connection with the Offer and threatened proxy contest.

Upon the occurrence of "change of control" events specified in the indentures for our Senior Notes, the Company is required to make an offer to purchase the outstanding notes under such indentures at 101% of the principal amount tendered, together with accrued and unpaid interest within 60 days following a change of control. "Change of control" under the indenture is generally defined to include, among other things: (1) the acquisition by a person or group of a least 50% of the Company's Common Stock, (b) the Company sells all or substantially all of its assets to a person other than a restricted subsidiary of the Company (as defined in the indenture), or (c) replacement of a majority of the members of the Company's Board of Directors by persons who were not nominated by its current directors during any two consecutive years.

Under the Company's Credit Agreement, a change of control would result in an event of default, which would allow the Company's lenders to accelerate the debt owed to them. Under the Credit Agreement, a "change of control" is generally defined to include, among other things: (a) the acquisition by a person or group of at least 30% of the Company's Common Stock, (b) the Company sells all or substantially all of its assets to any person, or (c) replacement of a majority of the members of the Company's Board of Directors by persons who were not nominated by its current directors during the previous 12 consecutive months.

On October 25, 2012, the Company's Board of Directors adopted a shareholder rights plan (the "Rights Plan") and declared a dividend of one preferred stock purchase right (a “right”) on each outstanding share of the Company's Common Stock to shareholders of record at the close of business on November 5, 2012. Pursuant to the Rights Plan, each share of Common Stock of the Company has associated with it one right. Each right entitles the holder to purchase from the Company a unit consisting of one one-thousandth of a share of a new series of preferred stock of the Company for $75.00. The rights generally will become exercisable only if a person or group acquires beneficial ownership of 10% (15% in the case of a “13G Institutional Investor” as defined in the Rights Plan) or more of the Company's Common Stock. In that situation, each holder of a right (other than the acquiror) will be entitled to purchase, upon payment of the exercise price of $75.00, Common Stock of the Company having a market value of twice the exercise price of the right. The rights are redeemable for $0.001 per right at any time until the tenth business day following the first public announcement of the acquisition of beneficial ownership of 10% (15% in the case of a “13G Institutional Investor”) or more of the Company's Common Stock. The Rights Plan will expire on October 25, 2013, unless such date is extended or the rights are earlier redeemed, exchanged or terminated.

On November 15, 2012, the Company's Board of Directors increased the Company's stock repurchase authorization from the remaining 6,683,825 shares of Common Stock to 11,000,000 shares of Common Stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of September 30, 2012, the Company’s internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The Company has no information to report pursuant to Item 9B.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be included under the captions “Governance of the Company — The Board of Directors,” “Governance of the Company — Committees of the Board of Directors — Audit Committee” and “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2013 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this report.

The Company has adopted the Oshkosh Corporation Code of Ethics Applicable to Directors and Senior Executives, including, the Company’s Chief Executive Officer, the Company's President and Chief Operating Officer, the Company’s Executive Vice President and Chief Financial Officer, the Company’s Executive Vice President, General Counsel and Secretary, the Company’s Senior Vice President Finance and Controller and the Presidents, Vice Presidents of Finance and Controllers of the Company’s business units, or persons holding positions with similar responsibilities at business units, and other officers elected by the Company’s Board of Directors at the vice president level or higher. The Company has posted a copy of the Oshkosh Corporation Code of Ethics Applicable to Directors and Senior Executives on the Company’s website at www.oshkoshcorporation.com, and any such Code of Ethics is available in print to any shareholder who requests it from the Company’s Secretary. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Oshkosh Corporation Code of Ethics Applicable to Directors and Senior Executives by posting such information on its website at www.oshkoshcorporation.com.

The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report.

ITEM 11.    EXECUTIVE COMPENSATION

The information to be included under the captions “Report of the Human Resources Committee,” “Executive Compensation” and “Director Compensation” contained in the Company’s definitive proxy statement for the 2013 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be included under the caption “Stock Ownership — Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the 2013 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of September 30, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Performance Share Awards(1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	5,364,834	$31.26	5,274,940
Equity compensation plans not approved by security holders	—	n/a	—
	5,364,834	$31.26	5,274,940
 _________________________

(1)
Represents options to purchase shares of the Company’s Common Stock granted under the Company’s 1990 Incentive Stock Plan, as amended, 2004 Incentive Stock and Awards Plan, and 2009 Incentive Stock and Awards Plan, as amended and restated, all of which were approved by the Company’s shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information to be included under the caption “Governance of the Company — The Board of Directors” and “Governance of the Company — Policies and Procedures Regarding Related Person Transactions” in the Company’s definitive proxy statement for the 2013 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be included under the caption “Ratification of the Appointment of the Independent Registered Public Accounting Firm — Report of the Audit Committee” in the Company’s definitive proxy statement for the 2013 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 1.
Financial Statements: The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm included in the Annual Report to Shareholders for the fiscal year ended September 30, 2012, are contained in Item 8:

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

OSHKOSH CORPORATION

November 19, 2012	By	/S/ Charles L. Szews
Charles L. Szews, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

November 19, 2012	By	/S/ Charles L. Szews
Charles L. Szews, Chief Executive Officer and Director (Principal Executive Officer)

November 19, 2012	By	/S/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 19, 2012	By	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

November 19, 2012	By	/S/ Richard M. Donnelly
Richard M. Donnelly, Chairman of the Board

November 19, 2012	By	/S/ Michael W. Grebe
Michael W. Grebe, Director

November 19, 2012	By	/S/ Peter B. Hamilton
Peter B. Hamilton, Director

November 19, 2012	By	/S/ Kathleen J. Hempel
Kathleen J. Hempel, Director

November 19, 2012	By	/S/ Leslie F. Kenne
Leslie F. Kenne, Director

November 19, 2012	By	/S/ Harvey N. Medvin
Harvey N. Medvin, Director

November 19, 2012	By	/S/ J. Peter Mosling, Jr.
J. Peter Mosling, Jr., Director

November 19, 2012	By	/S/ Craig P. Omtvedt
Craig P. Omtvedt, Director

November 19, 2012	By	/S/ Duncan J. Palmer
Duncan J. Palmer, Director

November 19, 2012	By	/S/ John S. Shiely
John S. Shiely, Director

November 19, 2012	By	/S/ Richard G. Sim
Richard G. Sim, Director

November 19, 2012	By	/S/ William S. Wallace
William S. Wallace, Director

SCHEDULE II

OSHKOSH CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended September 30, 2012, 2011 and 2010
(In millions)

Fiscal Year	Balance at Beginning of Year	Additions Charged to Expense	Reductions*	Balance at End of Year
2010	$42.0	$16.6	$(16.6)	$42.0

2011	$42.0	$2.0	$(14.5)	$29.5

2012	$29.5	$(2.3)	$(9.2)	$18.0
_________________________

*
Represents amounts written off to the reserve, net of recoveries and foreign currency translation adjustments. Fiscal 2010 includes a $1.9 million reduction related to the disposition of BAI and fiscal 2012 includes a $0.1 million reduction related to the disposition of Oshkosh Specialty Vehicles.

OSHKOSH CORPORATION
EXHIBIT INDEX
2012 ANNUAL REPORT ON FORM 10-K

3.1	Composite of Restated Articles of Incorporation of Oshkosh Corporation, as amended.

3.2
By-Laws of Oshkosh Corporation, as amended effective July 16, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-31371)).

4.1
Credit Agreement, dated September 27, 2010, among Oshkosh Corporation, various subsidiaries of Oshkosh Corporation party thereto as borrowers and various lenders and agents party thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated September 29, 2010 (File No. 1-31371)).

4.2
First Amendment to Credit Agreement, dated July 13, 2012, among Oshkosh Corporation and various lenders and agents party thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated July 13, 2012 (File No. 1-31371)).

4.3
Indenture, dated March 3, 2010, among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated March 3, 2010 (File No. 1-31371)).

4.4
First Supplemental Indenture, dated September 27, 2010, among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended September 30, 2010 (File No. 1-31371)).

4.5
Rights Agreement, dated October 25, 2012, between Oshkosh Corporation and Computershare Trust Company, N.A., as Rights Agent, including Terms of the Series 2A Junior Participating Preferred Stock as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto and the form of Summary of Rights as Exhibit C thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated October 26, 2012) (File No. 1-31371)).

10.1
Oshkosh Corporation 1990 Incentive Stock Plan, as amended through September 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.2
Form of Oshkosh Corporation 1990 Incentive Stock Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-62687)).*

10.3
Form of Oshkosh Corporation 1990 Incentive Stock Plan Nonqualified Director Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-62687)).*

10.4
Oshkosh Corporation Executive Retirement Plan, amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.5
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Bryan J. Blankfield, Joseph H. Kimmitt, David M. Sagehorn and Charles L. Szews (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.6
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Gregory L. Fredericksen, James W. Johnson, Wilson R. Jones, Frank R. Nerenhausen, Michael K. Rohrkaste, Gary W. Schmiedel and John M. Urias (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.7
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Todd S. Fierro, Scott R. Grennier, Thomas J. Polnaszek and Mark M. Radue (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.8
Oshkosh Corporation 2004 Incentive Stock and Awards Plan, as amended through September 15, 2008 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.9
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards granted prior to September 19, 2005 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-114939)).*

10.10
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards granted on and after September 19, 2005 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.11
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards granted prior to September 19, 2005 (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 (Reg. No. 333-114939)).*

10.12
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards granted on and after September 19, 2005 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.13
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 14, 2004 (File No. 1-31371)).*

10.14
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 1, 2005 (File No. 1-31371)).*

10.15	Summary of Cash Compensation for Non-Employee Directors.*

10.16
Confidentiality and Loyalty Agreement, dated March 20, 2007, between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated March 20, 2007 (File No. 1-31371)).*

10.17
Second Amended and Restated Employment Agreement, effective as of April 26, 2011, between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.18
Resolutions of the Human Resources Committee of the Board of Directors of Oshkosh Corporation, adopted September 17, 2007, approving terms of performance share awards under the Oshkosh Corporation 2004 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-31371)).*

10.19
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.20
Oshkosh Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.21
Oshkosh Corporation 2009 Incentive Stock and Awards Plan as Amended and Restated, as amended January 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-31371)).*

10.22
Framework for Awards of Performance Shares under the Oshkosh Corporation 2009 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.23
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.24
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement for awards granted prior to September 19, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.25
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement for awards granted on or after September 19, 2011 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.26
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Award for awards granted prior to September 19, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 1-31371)).*

10.27
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Award for awards granted on or after September 19, 2011 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.28
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 1-31371)).*

10.29
Letter Agreement, dated October 24, 2012, between Oshkosh Corporation and Colleen R. Moynihan (incorporated by reference to Exhibit (e)(29) to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated October 26, 2012) (File No. 1-31371)).*

11	Computation of per share earnings (contained in Note 21 of “Notes to Consolidated Financial Statements” of the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 19, 2012.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 19, 2012.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 19, 2012.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 19, 2012.

101
The following materials from Oshkosh Corporation's Annual Report on Form 10-K for the year ended September 30, 2012 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

_________________________
*    Denotes a management contract or compensatory plan or arrangement.