Form 10-Q
period 2012-12-31
OSHKOSH CORP
filed 2013-01-25
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of January 22, 2013, 87,364,817 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED DECEMBER 31, 2012

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
Condensed Consolidated Statements of Income
(In millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2012	2011
Net sales	$1,761.0	$1,875.7
Cost of sales	1,514.7	1,654.2
Gross income	246.3	221.5

Operating expenses:
Selling, general and administrative	151.1	131.4
Amortization of purchased intangibles	14.4	14.7
Total operating expenses	165.5	146.1
Operating income	80.8	75.4

Other income (expense):
Interest expense	(16.7)	(20.6)
Interest income	2.5	0.6
Miscellaneous, net	0.3	(5.6)
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	66.9	49.8
Provision for income taxes	21.0	11.1
Income from continuing operations before equity in earnings of unconsolidated affiliates	45.9	38.7
Equity in earnings of unconsolidated affiliates	0.6	0.7
Income from continuing operations, net of tax	46.5	39.4
Income (loss) from discontinued operations, net of tax	—	(0.1)
Net income	46.5	39.3
Net income attributable to noncontrolling interest	—	(0.4)
Net income attributable to Oshkosh Corporation	$46.5	$38.9

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-basic:
From continuing operations	$0.51	$0.43
From discontinued operations	—	(0.01)
	$0.51	$0.42

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-diluted:
From continuing operations	$0.51	$0.43
From discontinued operations	—	(0.01)
	$0.51	$0.42

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In millions; unaudited)

	Three Months Ended December 31,
	2012	2011
Net income	$46.5	$39.3
Other comprehensive income (loss), net of tax:
Change in fair value of derivative instruments	—	1.4
Employee pension and postretirement benefits	1.0	1.5
Currency translation adjustments	8.6	(8.1)
Total other comprehensive income (loss), net of tax	9.6	(5.2)
Comprehensive income	56.1	34.1
Comprehensive (income) loss attributable to noncontrolling interest	—	(0.4)
Comprehensive income attributable to Oshkosh Corporation	$56.1	$33.7

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts; unaudited)

	December 31,	September 30,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$455.7	$540.7
Receivables, net	646.2	1,018.6
Inventories, net	1,056.9	937.5
Deferred income taxes	60.5	69.9
Prepaid income taxes	122.3	98.0
Other current assets	28.6	29.8
Total current assets	2,370.2	2,694.5
Investment in unconsolidated affiliates	19.7	18.8
Property, plant and equipment, net	358.0	369.9
Goodwill	1,038.9	1,033.8
Purchased intangible assets, net	762.0	775.4
Other long-term assets	55.1	55.4
Total assets	$4,603.9	$4,947.8

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$16.3	$—
Accounts payable	532.6	683.3
Customer advances	481.7	510.4
Payroll-related obligations	87.8	130.1
Accrued warranty	90.5	95.0
Deferred revenue	34.2	113.0
Other current liabilities	193.8	172.7
Total current liabilities	1,436.9	1,704.5
Long-term debt, less current maturities	938.7	955.0
Deferred income taxes	119.9	129.6
Other long-term liabilities	320.5	305.2
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,091,465 and 92,086,465 shares issued, respectively)	0.9	0.9
Additional paid-in capital	706.1	703.5
Retained earnings	1,310.0	1,263.5
Accumulated other comprehensive loss	(91.8)	(101.4)
Common Stock in treasury, at cost (4,744,210 and 528,695 shares, respectively)	(137.3)	(13.0)
Total shareholders’ equity	1,787.9	1,853.5
Total liabilities and shareholders' equity	$4,603.9	$4,947.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Condensed Consolidated Statements of Equity
(In millions; unaudited)

	Oshkosh Corporation’s Shareholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Non- Controlling Interest
Balance at September 30, 2011	$0.9	$685.6	$1,032.7	$(122.6)	$(0.1)	$0.1
Net income	—	—	38.9	—	—	0.4
Change in fair value of derivative instruments, net of tax of $0.8	—	—	—	1.4	—	—
Employee pension and postretirement benefits, net of tax of $0.9	—	—	—	1.5	—	—
Currency translation adjustments, net	—	—	—	(8.1)	—	—
Exercise of stock options	—	—	—	—	0.7	—
Stock-based compensation and award of nonvested shares	—	2.6	—	—	—	—
Other	—	(0.2)	0.1	—	(0.6)	—
Balance at December 31, 2011	$0.9	$688.0	$1,071.7	$(127.8)	$—	$0.5

	Oshkosh Corporation’s Shareholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Non- Controlling Interest
Balance at September 30, 2012	$0.9	$703.5	$1,263.5	$(101.4)	$(13.0)	$—
Net income	—	—	46.5	—	—	—
Employee pension and postretirement benefits, net of tax of $0.6	—	—	—	1.0	—	—
Currency translation adjustments, net	—	—	—	8.6	—	—
Repurchase of common stock	—	—	—	—	(125.1)	—
Exercise of stock options	—	(0.3)	—	—	1.0	—
Stock-based compensation and award of nonvested shares	—	4.7	—	—	—	—
Tax benefit related to stock-based compensation	—	(1.8)	—	—	—	—
Other	—	—	—	—	(0.2)	—
Balance at December 31, 2012	$0.9	$706.1	$1,310.0	$(91.8)	$(137.3)	$—

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Condensed Consolidated Statements of Cash Flows
(In millions; unaudited)

	Three Months Ended December 31,
	2012	2011
Operating activities:
Net income	$46.5	$39.3
Depreciation and amortization	31.4	33.7
Deferred income taxes	(2.5)	0.7
Other non-cash adjustments	0.4	2.1
Changes in operating assets and liabilities	(30.7)	(13.9)
Net cash provided by operating activities	45.1	61.9

Investing activities:
Additions to property, plant and equipment	(8.3)	(14.2)
Additions to equipment held for rental	(1.1)	(3.5)
Proceeds from sale of property, plant and equipment	—	2.7
Proceeds from sale of equipment held for rental	3.5	1.1
Other investing activities	—	(0.3)
Net cash used by investing activities	(5.9)	(14.2)

Financing activities:
Repayment of long-term debt	—	(40.0)
Repurchases of common stock	(125.1)	—
Proceeds from exercise of stock options	0.7	0.7
Other financing activities	—	(0.6)
Net cash used by financing activities	(124.4)	(39.9)

Effect of exchange rate changes on cash	0.2	4.0
Increase (decrease) in cash and cash equivalents	(85.0)	11.8
Cash and cash equivalents at beginning of period	540.7	428.5
Cash and cash equivalents at end of period	$455.7	$440.3

Supplemental disclosures:
Cash paid for interest	$4.7	$9.8
Cash paid for income taxes	47.2	11.3

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.               Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in Oshkosh Corporation's (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2012. The interim results are not necessarily indicative of results for the full year.

2.    New Accounting Standards

In June 2011, the Financial Accounting Standards Board ("FASB") amended Accounting Standards Codification ("ASC") Topic 220, Comprehensive Income, to require all non-owner changes in shareholders’ equity to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under this amendment, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity will no longer be permitted to present the components of other comprehensive income as part of the statement of equity. The Company adopted the new presentation requirements as of October 1, 2012. The adoption of the new presentation requirements did not have a material impact on the Company’s financial condition, results of operations or cash flows.

3.    Receivables

Receivables consisted of the following (in millions):

	December 31,	September 30,
	2012	2012
U.S. government:
Amounts billed	$81.3	$99.2
Costs and profits not billed	58.2	251.7
	139.5	350.9
Other trade receivables	474.5	633.0
Finance receivables	10.0	5.2
Notes receivable	23.8	24.6
Other receivables	30.2	35.6
	678.0	1,049.3
Less allowance for doubtful accounts	(18.5)	(18.0)
	$659.5	$1,031.3

Costs and profits not billed generally result from undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot invoice the customer the full price under the contract or contract change order until such contract or change order is definitized and agreed to with the customer following a review of costs under such a contract or change order even though the contract deliverables may have been met. Definitization of a change order on an existing long-term contract or a sole source contract begins when the U.S. government customer undertakes a detailed review of the Company’s submitted costs and proposed margin related to the contract and concludes with a final change order. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. At December 31, 2012, the Company had recorded $93.7 million of revenue on contracts which remained undefinitized as of that date. To the extent that contract definitization results in changes to previously estimated or incurred costs or revenues, the Company records those adjustments as a change in

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

estimate. The Company updated its estimated costs under several undefinitized change orders and recorded $3.5 million of revenue related to such updates during the three months ended December 31, 2012. As all costs associated with these contracts had been previously expensed, the change increased net income by $2.2 million, or $0.02 per share, for the three months ended December 31, 2012.

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	December 31,	September 30,
	2012	2012
Current receivables	$646.2	$1,018.6
Long-term receivables	13.3	12.7
	$659.5	$1,031.3

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

Finance receivables consisted of the following (in millions):

	December 31,	September 30,
	2012	2012
Finance receivables	$10.7	$6.0
Less unearned income	(0.7)	(0.8)
Net finance receivables	10.0	5.2
Less allowance for doubtful accounts	(1.5)	(1.4)
	$8.5	$3.8

Contractual maturities of the Company’s finance receivables at December 31, 2012 were as follows: 2013 (remaining nine months) - $8.7 million; 2014 - $0.9 million; 2015 - $0.6 million; 2016 - $0.2 million; 2017 - $0.1 million; 2018 - $0.1 million; and thereafter - $0.1 million. Historically, obligors have paid off finance receivables prior to their contractual due dates, although actual repayment timing is impacted by a number of factors, including the economic environment at the time. As a result, contractual maturities are not to be regarded as a forecast of future cash flows.

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of December 31, 2012, approximately 96% of the notes receivable balance outstanding was due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down if management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

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

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivables
	December 31, 2012	September 30, 2012	December 31, 2012	September 30, 2012
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$0.1	$0.1	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	1.5	1.3	—	—

Receivables on nonaccrual status	3.2	3.4	19.5	19.0
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	6.4	1.5	0.9	—
Allowance for doubtful accounts	(0.1)	—	—	—
Receivables subject to specific reserves	3.6	3.7	22.9	24.6
Allowance for doubtful accounts	(1.4)	(1.4)	(8.0)	(8.0)

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At December 31, 2012, restructured finance receivables and notes receivables were $4.0 million and $23.3 million, respectively. Losses on troubled debt restructurings were not significant during the three months ended December 31, 2012.

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Three Months Ended December 31, 2012
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of period	$1.4	$8.0	$8.6	$18.0
Provision for doubtful accounts, net of recoveries	0.1	—	0.4	0.5
Charge-off of accounts	—	—	—	—
Foreign currency translation	—	—	—	—
Allowance for doubtful accounts at end of period	$1.5	$8.0	$9.0	$18.5

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended December 31, 2011
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of period	$11.5	$8.9	$9.1	$29.5
Provision for doubtful accounts, net of recoveries	(2.5)	—	0.6	(1.9)
Charge-off of accounts	(5.3)	(0.2)	(1.0)	(6.5)
Foreign currency translation	—	—	—	—
Allowance for doubtful accounts at end of period	$3.7	$8.7	$8.7	$21.1

4.    Inventories

Inventories consisted of the following (in millions):

		December 31,	September 30,
		2012	2012
Raw materials		$497.7	$558.0
Partially finished products		332.0	318.3
Finished products		511.7	371.0
Inventories at FIFO cost		1,341.4	1,247.3
Less:	Progress/performance-based payments on U.S. government contracts	(211.3)	(238.0)
	Excess of FIFO cost over LIFO cost	(73.2)	(71.8)
		$1,056.9	$937.5

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments. Due to a shortage in tires at one of the Company's suppliers, the defense segment was unable to complete production of certain vehicles to recognize revenue in fiscal 2012. These vehicles were included in inventory at September 30, 2012. During the three months ended December 31, 2012, tires were obtained and the vehicles were completed and sold. Finished goods inventory at December 31, 2012 included approximately $200 million of inventory related to an international defense order, which will be shipped and recognized as sales in upcoming quarters.

5.    Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	December 31,	September 30,
	2012	2012
RiRent (The Netherlands)	$10.9	$10.5
Other	8.8	8.3
	$19.7	$18.8

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings of unconsolidated affiliates” in the Condensed Consolidated Statements of Income.

The Company and an unaffiliated third party are joint venture partners in RiRent Europe BV ("RiRent"). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s sales to RiRent were $0.2 million for the three months ended December 31, 2012. The Company had no sales to RiRent in the three months ended December 31, 2011. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner. Under RiRent’s €15.0 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio of at least 30.0% (67.5% as of December 31, 2012).

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31,	September 30,
	2012	2012
Land and land improvements	$46.0	$45.8
Buildings	237.2	236.3
Machinery and equipment	555.3	550.6
Equipment on operating lease to others	12.8	23.8
	851.3	856.5
Less accumulated depreciation	(493.3)	(486.6)
	$358.0	$369.9

Depreciation expense recorded in continuing operations was $15.8 million and $17.5 million for the three months ended December 31, 2012 and 2011, respectively.     Capitalized interest was insignificant for all reported periods. Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease to others at December 31, 2012 and September 30, 2012 was $7.5 million and $9.4 million, respectively.

7.    Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually, or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the three months ended December 31, 2012 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2012	$906.1	$106.1	$21.6	$1,033.8
Foreign currency translation	5.2	—	(0.1)	5.1
Net goodwill at December 31, 2012	$911.3	$106.1	$21.5	$1,038.9

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	December 31, 2012			September 30, 2012
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,843.4	$(932.1)	$911.3	$1,838.2	$(932.1)	$906.1
Fire & emergency	114.3	(8.2)	106.1	114.3	(8.2)	106.1
Commercial	197.4	(175.9)	21.5	197.5	(175.9)	21.6
	$2,155.1	$(1,116.2)	$1,038.9	$2,150.0	$(1,116.2)	$1,033.8

Details of the Company’s total purchased intangible assets were as follows (in millions):

	December 31, 2012
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(22.6)	$32.8
Non-compete	10.5	56.9	(56.1)	0.8
Technology-related	12.0	100.9	(60.5)	40.4
Customer relationships	12.7	566.2	(278.1)	288.1
Other	16.6	16.6	(12.9)	3.7
	14.4	796.0	(430.2)	365.8
Non-amortizable trade names		396.2	—	396.2
		$1,192.2	$(430.2)	$762.0

	September 30, 2012
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(22.2)	$33.2
Non-compete	10.5	56.9	(55.5)	1.4
Technology-related	12.0	100.9	(58.4)	42.5
Customer relationships	12.7	563.8	(265.5)	298.3
Other	16.5	16.6	(12.8)	3.8
	14.4	793.6	(414.4)	379.2
Non-amortizable trade names		396.2	—	396.2
		$1,189.8	$(414.4)	$775.4

Amortization expense recorded in continuing operations was $14.4 million and $14.7 million for the three months ended December 31, 2012 and 2011, respectively. The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2013 and the five years succeeding September 30, 2013 are as follows: 2013 (remaining nine months) - $41.8 million; 2014 - $54.9 million; 2015 - $54.1 million; 2016 - $53.5 million; 2017 - $45.4 million and 2018 - $37.7 million.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	December 31,	September 30,
	2012	2012
Senior Secured Term Loan	$455.0	$455.0
8¼% Senior notes due March 2017	250.0	250.0
8½% Senior notes due March 2020	250.0	250.0
	955.0	955.0
Less current maturities	(16.3)	—
	$938.7	$955.0

Revolving Credit Facility	$—	$—
Current maturities of long-term debt	16.3	—
	$16.3	$—

The Company maintains a senior secured credit agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $525 million and (ii) a $455 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million commencing December 31, 2013 with a balloon payment of $341.25 million due at maturity in October 2015. At December 31, 2012, outstanding letters of credit of $176.0 million reduced available capacity under the Revolving Credit Facility to $349.0 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At December 31, 2012, the interest spread on the Revolving Credit Facility and Term Loan was 175 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at December 31, 2012 was 1.96%.

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

•
Senior Secured Leverage Ratio: A maximum senior secured leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated secured indebtedness to the Company’s consolidated EBITDA) of 2.75 to 1.0.

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2012 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Additionally, with certain exceptions, the Credit Agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of shares of the Company's Common Stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions after April 1, 2012 in an aggregate amount not exceeding the sum of:

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

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (collectively, the “Senior Notes”). The Senior Notes were issued pursuant to an indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the Senior Notes due 2017 and Senior Notes due 2020 for a premium after March 1, 2014 and March 1, 2015, respectively. Certain of the Company’s subsidiaries fully, unconditionally, jointly and severally guarantee the Company’s obligations under the Senior Notes. See Note 21 of the Notes to Condensed Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt. At December 31, 2012, the fair value of the Senior Notes was estimated to be $553 million and the fair value of the Term Loan approximated book value.

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Changes in the Company’s warranty liability were as follows (in millions):

	Three Months Ended December 31,
	2012	2011
Balance at beginning of period	$95.0	$75.0
Warranty provisions	9.7	12.8
Settlements made	(12.9)	(10.7)
Changes in liability for pre-existing warranties, net	(1.0)	2.1
Foreign currency translation	(0.3)	—
Balance at end of period	$90.5	$79.2

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise that are beyond the scope of the Company's historical experience. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters in excess of amounts accrued; however, the Company does not expect that any such amounts, while not determinable, would have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

10.    Guarantee Arrangements

The Company is party to multiple agreements whereby it guarantees an aggregate of $358.6 million in indebtedness of customers, including $124.6 million under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts at December 31, 2012 was $88.2 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the customers will not deteriorate resulting in the customers' inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended December 31,
	2012	2011
Balance at beginning of period	$5.0	$6.5
Provision for new credit guarantees	—	0.2
Settlements made	(0.1)	(0.5)
Changes for pre-existing guarantees, net	(0.1)	(1.1)
Amortization of previous guarantees	(0.1)	(0.4)
Balance at end of period	$4.7	$4.7

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.    Oshkosh Corporation Shareholders' Equity

On October 25, 2012, the Company's Board of Directors adopted a shareholder rights plan (the "Rights Plan") and declared a dividend of one preferred stock purchase right (a “right”) for each outstanding share of the Company's Common Stock to shareholders of record at the close of business on November 5, 2012. On January 4, 2013, the Board of Directors approved, and the Company entered into, an amendment to the Rights Plan accelerating the expiration date of the Rights Plan to January 7, 2013. As a result, the rights expired and the Rights Plan terminated on January 7, 2013.

In July 1995, the Company authorized the repurchase of up to 6,000,000 shares of the Company's Common Stock. In July 2012, the Company's Board of Directors increased the repurchase authorization by 4,000,000 shares of Common Stock. On November 15, 2012, the Company's Board of Directors further increased the repurchase authorization from the then remaining 6,683,825 shares of Common Stock to 11,000,000 shares of Common Stock. As of December 31, 2012, the Company had repurchased 4,250,072 shares of its Common Stock at an aggregate cost of $125.1 million leaving 6,749,928 shares of Common Stock remaining under this repurchase authorization. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 8 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

12.    Derivative Financial Instruments and Hedging Activities

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

At December 31, 2012 and 2011, the Company had no forward foreign exchange contracts designated as hedges.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At December 31, 2012, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $131.0 million in notional amounts, including $67.5 million in contracts to sell Euro, $50.2 million in contracts to sell Australian dollars and $8.1 million in contracts to buy Euro, with the remaining contracts covering a variety of foreign currencies.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	December 31, 2012		September 30, 2012
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Not designated as hedging instruments:
Foreign exchange contracts	$0.7	$1.0	$0.4	$—

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Income consisted of the following (in millions):

	Classification of Gains (Losses)	Three Months Ended December 31,
		2012	2011
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$—	$(2.2)

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	(2.0)	(2.9)
		$(2.0)	$(5.1)

13.    Fair Value Measurement

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

There were no transfers of assets between levels during the three months ended December 31, 2012. As of December 31, 2012, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency exchange derivatives (a)	$—	$0.7	$—	$0.7

Liabilities:
Foreign currency exchange derivatives (a)	$—	$1.0	$—	$1.0
_________________________

(a)	Based on observable market transactions of forward currency prices.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.    Stock-Based Compensation

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

Under the 2009 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights (“SAR”), performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units (“RSU”) or other stock-based awards. The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2009 Stock Plan generally become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Stock options terminate not more than seven years from the date of grant. Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company. At December 31, 2012, the Company had reserved 10,595,781 shares of Common Stock available for issuance under the 2009 Stock Plan to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Condensed Consolidated Statements of Income for the three months ended December 31, 2012 and 2011, was $6.4 million ($4.1 million net of tax) and $4.4 million ($2.8 million net of tax), respectively.

15.    Restructuring and Other Charges

On July 26, 2012, the Company initiated a plan to exit its Medtec ambulance business. The Company had expected that the move of ambulance production from four separate facilities to a dedicated production facility in Florida in April 2011 would result in significantly improved performance. Despite efforts by numerous dedicated individuals and teams, the Medtec business continued to operate at a loss, and it became apparent that Medtec would not achieve profitability in a reasonable time frame, if at all, and as a result, the Company made a decision to exit the business. The Company will discontinue production of ambulances following the completion of units in backlog, which the Company expects to occur in the second quarter of fiscal 2013.

Pre-tax restructuring charges (credits) included in continuing operations for the three months ended December 31, 2012 and 2011 were as follows (in millions):

	Cost of Sales	Selling, General and Administrative	Total
Fiscal 2013:
Fire & emergency	$—	$(0.4)	$(0.4)

Fiscal 2012:
Access equipment	$(0.5)	$—	$(0.5)
Fire & emergency	—	0.3	0.3
	$(0.5)	$0.3	$(0.2)

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Changes in the Company’s restructuring reserves, included within “Other current liabilities” in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	Employee Severance and Termination Benefits	Other	Total
Balance at September 30, 2012	$2.8	$2.1	$4.9
Restructuring provisions	0.1	(0.5)	(0.4)
Utilized - cash	(0.6)	(0.6)	(1.2)
Balance at December 31, 2012	$2.3	$1.0	$3.3

16.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended
	December 31,
	2012	2011
Components of net periodic benefit cost
Service cost	$4.0	$5.6
Interest cost	4.0	4.1
Expected return on plan assets	(4.1)	(3.9)
Amortization of prior service cost	0.4	0.6
Curtailment	0.9	—
Amortization of net actuarial loss	1.1	1.8
Net periodic benefit cost	$6.3	$8.2

The Company expects to contribute between $10.0 million and $15.0 million to its pension plans in fiscal 2013 compared to $35.8 million in fiscal 2012.

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended
	December 31,
	2012	2011
Components of net periodic benefit cost
Service cost	$2.0	$1.8
Interest cost	0.8	0.9
Amortization of prior service cost	(0.1)	—
Amortization of net actuarial loss	0.3	0.3
Net periodic benefit cost	$3.0	$3.0

The Company made contributions to fund benefit payments of $0.4 million and $0.3 million for the three months ended December 31, 2012 and 2011, respectively, under its other post-employment benefit plans. The Company estimates that it will make additional contributions of approximately $1.1 million under these other post-employment benefit plans prior to the end of fiscal 2013.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

17.    Income Taxes

The Company's effective income tax rate was 31.5% and 22.3% of pre-tax income for the three months ended December 31, 2012 and 2011, respectively. The effective tax rate for the three months ended December 31, 2012 was favorably impacted by net discrete tax benefits of 280 basis points related to provision to return adjustments. The effective tax rate for the three months ended December 31, 2011 was favorably impacted by net discrete tax benefits aggregating 1,340 basis points associated with the settlement of foreign tax audits (480 basis points), reductions of tax reserves related to the expiration of statutes of limitations (200 basis points) and an adjustment to reflect positions taken on previously filed tax returns (660 basis points).

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $35.0 million and $33.9 million as of December 31, 2012 and September 30, 2012, respectively. As of December 31, 2012, net unrecognized tax benefits, excluding interest and penalties, of $24.5 million would affect the Company’s net income if recognized, including $23.9 million which would impact net income from continuing operations.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the three months ended December 31, 2012 and 2011, the Company recognized a charge of $0.7 million and a benefit of $(0.6) million related to interest and penalties, respectively. At December 31, 2012, the Company had accruals for the payment of interest and penalties of $14.4 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $2.5 million, because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the applicable statutes of limitations expire.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. At December 31, 2012, the Company was under audit by the U.S. Internal Revenue Service for the taxable years ended September 30, 2010 and 2011.

18.    Earnings (Loss) Per Share

Net income (loss) attributable to Oshkosh Corporation common shareholders was as follows (in millions):

	Three Months Ended December 31,
	2012	2011
Net income from continuing operations	$46.5	$39.0
Less: net earnings allocated to participating securities	(0.3)	(0.1)
Net income available to Oshkosh Corporation common shareholders	$46.2	$38.9

Net income (loss) from discontinued operations	$—	$(0.1)

Basic and diluted weighted-average shares used in the denominator of the per share calculations was as follows:

	Three Months Ended December 31,
	2012	2011
Basic weighted-average shares outstanding	90,303,191	91,186,347
Effect of dilutive stock options and equity-based compensation awards	878,606	585,278
Diluted weighted-average shares outstanding	91,181,797	91,771,625

Options to purchase 2,087,728 and 3,255,629 shares of Common Stock were outstanding during the three months ended December 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

19.    Contingencies, Significant Estimates and Concentrations

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

The Company had reserves of $2.0 million and $2.0 million for losses related to environmental matters that were probable and estimable at December 31, 2012 and September 30, 2012, respectively. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $3.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At December 31, 2012 and September 30, 2012, reserves for product and general liability claims were $42.0 million and $45.6 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $228.7 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $176.0 million at December 31, 2012.

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended December 31,
	2012			2011
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$252.2	$—	$252.2	$252.9	$—	$252.9
Telehandlers	206.9	—	206.9	148.4	—	148.4
Other (a)	122.1	0.1	122.2	103.8	122.6	226.4
Total access equipment	581.2	0.1	581.3	505.1	122.6	627.7

Defense	827.8	0.9	828.7	1,050.2	0.8	1,051.0

Fire & emergency	182.6	10.7	193.3	155.4	4.7	160.1

Commercial
Concrete placement	63.3	—	63.3	46.7	—	46.7
Refuse collection	80.8	—	80.8	95.3	—	95.3
Other	25.3	7.9	33.2	23.0	6.6	29.6
Total commercial	169.4	7.9	177.3	165.0	6.6	171.6
Intersegment eliminations	—	(19.6)	(19.6)	—	(134.7)	(134.7)
Consolidated	$1,761.0	$—	$1,761.0	$1,875.7	$—	$1,875.7
_________________________

(a)
Access equipment intersegment sales are comprised of assembly of Mine Resistant Ambush Protected All-Terrain Vehicle crew capsules and complete vehicles for the defense segment. The access equipment segment invoices the defense segment for this work. These sales are eliminated in consolidation.

	Three Months Ended December 31,
	2012	2011
Operating income (loss) from continuing operations:
Access equipment	$48.9	$13.1
Defense	60.9	92.4
Fire & emergency	5.8	(9.9)
Commercial	8.0	6.9
Corporate	(42.7)	(27.1)
Intersegment eliminations	(0.1)	—
Consolidated	80.8	75.4
Interest expense net of interest income	(14.2)	(20.0)
Miscellaneous other income (expense)	0.3	(5.6)
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$66.9	$49.8

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31,	September 30,
	2012	2012
Identifiable assets:
Access equipment:
U.S.	$1,634.5	$1,754.6
Europe (a)	676.0	684.2
Rest of the world	258.8	283.1
Total access equipment	2,569.3	2,721.9
Defense - U.S.	591.2	684.5
Fire & emergency - U.S.	509.1	534.0
Commercial:
U.S.	313.6	304.5
Rest of the world (a)	33.8	37.0
Total commercial	347.4	341.5
Corporate:
U.S. (b)	581.0	658.1
Rest of the world	5.9	7.8
Total corporate	586.9	665.9
Consolidated	$4,603.9	$4,947.8
_________________________

(a)	Includes investments in unconsolidated affiliates.

(b)	Primarily includes cash and short-term investments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended December 31,
	2012	2011
Net sales:
United States	$1,455.5	$1,511.4
Other North America	57.5	52.9
Europe, Africa and Middle East	131.8	196.2
Rest of the world	116.2	115.2
Consolidated	$1,761.0	$1,875.7

21.    Separate Financial Information of Subsidiary Guarantors of Indebtedness

The Senior Notes are jointly, severally and unconditionally guaranteed on a senior unsecured basis by all of the Company’s existing and future subsidiaries that from time to time guarantee obligations under the Credit Agreement, with certain exceptions (the “Guarantors”). The following condensed supplemental consolidating financial information reflects the summarized financial information of Oshkosh Corporation, the Guarantors on a combined basis and Oshkosh Corporation's non-guarantor subsidiaries on a combined basis (in millions):

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Income
For the Three Months Ended December 31, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$858.4	$742.7	$190.2	$(30.3)	$1,761.0
Cost of sales	769.2	608.0	167.7	(30.2)	1,514.7
Gross income	89.2	134.7	22.5	(0.1)	246.3
Selling, general and administrative expenses	71.8	73.8	5.5	—	151.1
Amortization of purchased intangibles	0.1	9.9	4.4	—	14.4
Operating income	17.3	51.0	12.6	(0.1)	80.8
Interest expense	(50.8)	(14.3)	(1.1)	49.5	(16.7)
Interest income	0.6	10.0	41.4	(49.5)	2.5
Miscellaneous, net	9.1	(27.7)	18.9	—	0.3
Income (loss) from continuing operations before income taxes	(23.8)	19.0	71.8	(0.1)	66.9
Provision for (benefit from) income taxes	(7.4)	5.9	22.5	—	21.0
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	(16.4)	13.1	49.3	(0.1)	45.9
Equity in earnings (losses) of consolidated subsidiaries	62.9	17.0	11.8	(91.7)	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	0.6	—	0.6
Income from continuing operations	46.5	30.1	61.7	(91.8)	46.5
Discontinued operations, net of tax	—	—	—	—	—
Net income	46.5	30.1	61.7	(91.8)	46.5
Net income attributable to the noncontrolling interest	—	—	—	—	—
Net income attributable to Oshkosh Corporation	$46.5	$30.1	$61.7	$(91.8)	$46.5

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended December 31, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$46.5	$30.1	$61.7	$(91.8)	$46.5
Other comprehensive income (loss), net of tax:
Change in fair value of derivative instruments	—	—	—	—	—
Employee pension and postretirement benefits	1.0	—	—	—	1.0
Currency translation adjustments	8.6	—	8.6	(8.6)	8.6
Total other comprehensive income (loss), net of tax	9.6	—	8.6	(8.6)	9.6
Comprehensive income	56.1	30.1	70.3	(100.4)	56.1
Comprehensive (income) loss attributable to the noncontrolling interest	—	—	—	—	—
Comprehensive income attributable to Oshkosh Corporation	$56.1	$30.1	$70.3	$(100.4)	$56.1

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Income
For the Three Months Ended December 31, 2011

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,070.8	$741.9	$212.5	$(149.5)	$1,875.7
Cost of sales	950.7	667.5	185.4	(149.4)	1,654.2
Gross income	120.1	74.4	27.1	(0.1)	221.5
Selling, general and administrative expenses	54.6	39.4	37.4	—	131.4
Amortization of purchased intangibles	0.1	10.0	4.6	—	14.7
Operating income (loss)	65.4	25.0	(14.9)	(0.1)	75.4
Interest expense	(48.1)	(19.5)	(1.0)	48.0	(20.6)
Interest income	0.5	7.5	40.6	(48.0)	0.6
Miscellaneous, net	2.1	(35.0)	27.3	—	(5.6)
Income (loss) from continuing operations before income taxes	19.9	(22.0)	52.0	(0.1)	49.8
Provision for (benefit from) income taxes	4.2	(7.2)	14.1	—	11.1
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	15.7	(14.8)	37.9	(0.1)	38.7
Equity in earnings (losses) of consolidated subsidiaries	23.2	20.4	(6.5)	(37.1)	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	0.7	—	0.7
Income from continuing operations	38.9	5.6	32.1	(37.2)	39.4
Discontinued operations, net of tax	—	—	(0.1)	—	(0.1)
Net income	38.9	5.6	32.0	(37.2)	39.3
Net income attributable to the noncontrolling interest	—	—	(0.4)	—	(0.4)
Net income attributable to Oshkosh Corporation	$38.9	$5.6	$31.6	$(37.2)	$38.9

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended December 31, 2011

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$38.9	$5.6	$32.0	$(37.2)	$39.3
Other comprehensive income (loss), net of tax:
Change in fair value of derivative instruments	1.4	—	—	—	1.4
Employee pension and postretirement benefits	1.5	—	—	—	1.5
Currency translation adjustments	(8.1)	2.2	(10.3)	8.1	(8.1)
Total other comprehensive income (loss), net of tax	(5.2)	2.2	(10.3)	8.1	(5.2)
Comprehensive income	33.7	7.8	21.7	(29.1)	34.1
Comprehensive (income) loss attributable to the noncontrolling interest	—	—	(0.4)	—	(0.4)
Comprehensive income attributable to Oshkosh Corporation	$33.7	$7.8	$21.3	$(29.1)	$33.7

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$423.7	$3.2	$28.8	$—	$455.7
Receivables, net	202.9	349.3	133.6	(39.6)	646.2
Inventories, net	395.0	420.7	242.7	(1.5)	1,056.9
Other current assets	148.4	42.7	19.9	0.4	211.4
Total current assets	1,170.0	815.9	425.0	(40.7)	2,370.2
Investment in and advances to consolidated subsidiaries	2,301.1	(1,132.9)	3,343.3	(4,511.5)	—
Intangible assets, net	2.4	1,100.5	698.0	—	1,800.9
Other long-term assets	149.8	151.2	131.8	—	432.8
Total assets	$3,623.3	$934.7	$4,598.1	$(4,552.2)	$4,603.9

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$292.2	$176.8	$96.5	$(32.9)	$532.6
Customer advances	291.8	186.0	3.9	—	481.7
Other current liabilities	148.3	205.0	77.1	(7.8)	422.6
Total current liabilities	732.3	567.8	177.5	(40.7)	1,436.9
Long-term debt, less current maturities	938.7	—	—	—	938.7
Other long-term liabilities	164.4	132.7	143.3	—	440.4
Shareholders' equity	1,787.9	234.2	4,277.3	(4,511.5)	1,787.9
Total liabilities and shareholders' equity	$3,623.3	$934.7	$4,598.1	$(4,552.2)	$4,603.9

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$500.0	$5.5	$35.2	$—	$540.7
Receivables, net	388.0	487.5	177.3	(34.2)	1,018.6
Inventories, net	284.3	415.7	239.3	(1.8)	937.5
Other current assets	129.2	47.9	20.6	—	197.7
Total current assets	1,301.5	956.6	472.4	(36.0)	2,694.5
Investment in and advances to consolidated subsidiaries	2,358.1	(1,182.9)	3,235.8	(4,411.0)	—
Intangible assets, net	2.5	1,110.4	696.3	—	1,809.2
Other long-term assets	154.7	156.8	132.6	—	444.1
Total assets	$3,816.8	$1,040.9	$4,537.1	$(4,447.0)	$4,947.8

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$326.2	$288.9	$96.7	$(28.5)	$683.3
Customer advances	315.4	190.5	4.5	—	510.4
Other current liabilities	213.6	220.2	84.5	(7.5)	510.8
Total current liabilities	855.2	699.6	185.7	(36.0)	1,704.5
Long-term debt, less current maturities	955.0	—	—	—	955.0
Other long-term liabilities	153.1	137.3	144.4	—	434.8
Shareholders' equity	1,853.5	204.0	4,207.0	(4,411.0)	1,853.5
Total liabilities and shareholders' equity	$3,816.8	$1,040.9	$4,537.1	$(4,447.0)	$4,947.8

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(79.3)	$34.3	$90.1	$—	$45.1

Investing activities:
Additions to property, plant and equipment	(3.0)	(2.9)	(2.4)	—	(8.3)
Additions to equipment held for rental	—	—	(1.1)	—	(1.1)
Intercompany investing	130.7	(27.2)	(96.2)	(7.3)	—
Other investing activities	—	—	3.5	—	3.5
Net cash provided (used) by investing activities	127.7	(30.1)	(96.2)	(7.3)	(5.9)

Financing activities:
Repayment of long-term debt	—	—	—	—	—
Repurchase of common stock	(125.1)	—	—	—	(125.1)
Intercompany financing	(0.3)	(6.5)	(0.5)	7.3	—
Other financing activities	0.7	—	—	—	0.7
Net cash provided (used) by financing activities	(124.7)	(6.5)	(0.5)	7.3	(124.4)

Effect of exchange rate changes on cash	—	—	0.2	—	0.2
Increase (decrease) in cash and cash equivalents	(76.3)	(2.3)	(6.4)	—	(85.0)
Cash and cash equivalents at beginning of period	500.0	5.5	35.2	—	540.7
Cash and cash equivalents at end of period	$423.7	$3.2	$28.8	$—	$455.7

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2011

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$38.3	$(13.7)	$37.3	$—	$61.9

Investing activities:
Additions to property, plant and equipment	(5.9)	(5.4)	(2.9)	—	(14.2)
Additions to equipment held for rental	—	—	(3.5)	—	(3.5)
Intercompany investing	(6.5)	37.2	(23.7)	(7.0)	—
Other investing activities	1.9	0.7	0.9	—	3.5
Net cash provided (used) by investing activities	(10.5)	32.5	(29.2)	(7.0)	(14.2)

Financing activities:
Repayment of long-term debt	(40.0)	—	—	—	(40.0)
Repurchase of Common Stock	—	—	—	—	—
Intercompany financing	(0.3)	(6.5)	(0.2)	7.0	—
Other financing activities	0.1	—	—	—	0.1
Net cash provided (used) by financing activities	(40.2)	(6.5)	(0.2)	7.0	(39.9)

Effect of exchange rate changes on cash	—	0.8	3.2	—	4.0
Increase (decrease) in cash and cash equivalents	(12.4)	13.1	11.1	—	11.8
Cash and cash equivalents at beginning of period	376.3	13.5	38.7	—	428.5
Cash and cash equivalents at end of period	$363.9	$26.6	$49.8	$—	$440.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the "Company") believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company's access equipment, commercial and fire & emergency markets, especially in the current environment where there are conflicting signs regarding the global economic outlook and the ability of the U.S. government to resolve budgetary and debt issues; the expected level and timing of the U.S. Department of Defense ("DoD") procurement of products and services and funding thereof; risks related to reductions in government expenditures in light of U.S. defense budget pressures and an uncertain DoD tactical wheeled vehicle strategy; the ability to comply with laws and regulations applicable to U.S. government contractors; the ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to the Company's exit from its ambulance business, including the amounts of related costs and charges; risks related to facilities consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; the duration of the ongoing global economic weakness, which could lead to additional impairment charges related to many of the Company's intangible assets and/or a slower recovery in the Company's cyclical businesses than Company or equity market expectations; the potential for the U.S. government to competitively bid the Company's Army and Marine Corps contracts; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company's products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including foreign currency fluctuations and compliance with the Foreign Corrupt Practices Act; risks related to actions of activist shareholders; and risks related to the Company's ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on January 25, 2013 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

All references herein to earnings per share refer to earning per share assuming dilution.

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

Fire & emergency — custom and commercial firefighting vehicles and equipment, aircraft rescue and firefighting vehicles, snow removal vehicles, military simulator shelters, ambulances and other emergency vehicles primarily sold to fire departments, airports and other governmental units, and broadcast vehicles sold to broadcasters and television stations in the U.S. and abroad.

Commercial — concrete mixers, refuse collection vehicles, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in the Americas and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the U.S. and abroad.

Executive Overview

The first quarter of fiscal 2013 was another strong quarter of performance for the Company. The Company reported higher sales to external customers for the first quarter of fiscal 2013 in each of its non-defense segments which offset a large portion of the expected decline in defense segment sales. The Company experienced positive conditions in the access equipment and commercial segments in the quarter as the recovery in the U.S. housing market benefited concrete mixer truck and telehandler sales. Consolidated operating income in the first quarter of fiscal 2013 increased $5.4 million, or 7.1%, compared to the first quarter of fiscal 2012 to $80.8 million, or 4.6% of sales. Results for the first quarter of fiscal 2013 were particularly strong considering that the Company incurred pre-tax costs of $16.3 million in connection with a tender offer for the Company's Common Stock and a threatened proxy contest compared to $2.8 million that the Company incurred in connection with a proxy contest in the first quarter of fiscal 2012. The improved operating income on lower sales reflects the impact of the Company's MOVE strategy along with the realization of price increases implemented in calendar 2012. The strong performance along with available cash allowed the Company to repurchase 4.25 million shares of its Common Stock in the quarter at an aggregate cost of $125.1 million.

The Company reported favorable trends in the first quarter of fiscal 2013 in all of its segments. In the access equipment segment, key customer metrics in North America remained strong, and as the Company had expected, different customer ordering patterns than those experienced in prior years led to significantly higher orders in the first quarter of fiscal 2013 compared to the prior year quarter and a rebound in backlog as compared to September 30, 2012. In the defense segment, the Company received large delivery orders for both the Family of Heavy Tactical Vehicles ("FHTV") and Family of Medium Tactical Vehicles ("FMTV") programs. The Company's receipt of these orders significantly reduced the potential impact from sequestration on the defense segment's core vehicle programs. During the first quarter of fiscal 2013, the defense segment also delivered the first Mine Resistant Ambush Protected All-Terrain Vehicles ("M-ATVs") under a 750 unit order from the United Arab Emirates ("UAE"). The turnaround in the fire & emergency segment continued in the first quarter of fiscal 2013 as the segment recorded a profit for the third consecutive quarter. Further, the Company's exit of its ambulance business remained on track. The Company expects to cease ambulance production in the second quarter of fiscal 2013. In the commercial segment, concrete mixer orders more than doubled in the first quarter of fiscal 2013 compared to the prior year quarter as the U.S. housing market continued to show improvement.

As a result of the Company's strong performance in the first quarter of fiscal 2013 and the Company's outlook for the remainder of the year, along with a lower share count and expected lower tax rate than previous estimates, the Company increased its estimated range of adjusted earnings from continuing operations from $2.35 to $2.60 per share to $2.80 to $3.05 per share. These estimates exclude $0.09 per share incurred in the first quarter of fiscal 2013 as well as any future potential costs related to the tender offer for the Company's Common Stock and threatened proxy contest, restructuring costs and discrete tax items.

Consistent with the Company's previous expectations, the Company expects fiscal 2013 sales in the access equipment segment to be between $2.8 billion and $3.0 billion. The Company believes that operating income margins in the access equipment segment for fiscal 2013 will now approximate 10.5%, up from the Company's previously estimated range of 9.5% to 10.0%.

The Company now expects sales in the defense segment to be between $3.2 billion and $3.3 billion for fiscal 2013, down from the Company's previous sales estimate range of $3.3 billion to $3.4 billion. The Company now believes that some sales that the Company previously estimated would occur in fiscal 2013 in the defense segment will now occur in fiscal 2014. The Company believes operating income margins in the defense segment for fiscal 2013 will be slightly higher than its previous expectations, increasing to approximately 6.5%. The Company expects the defense segment to benefit from the shipment of M-ATVs to the UAE in the second and third quarters of fiscal 2013. As a result, the Company expects defense segment sales to increase marginally in the second and third fiscal quarters from the first fiscal quarter. After the wind down of the UAE M-ATV deliveries, the Company expects fourth quarter sales in the defense segment to decline approximately 25% from first fiscal quarter levels.

Consistent with the Company's previous expectations, the Company believes that fire & emergency segment sales for fiscal 2013 will be in the range of $720 million to $750 million. The Company continues to believe that fire & emergency segment operating income margins will be in the 2.0% to 2.5% range for fiscal 2013.

The Company continues to believe that sales in the commercial segment for fiscal 2013 will also be in the range of $720 million to $750 million. The Company continues to believe that operating income margins in the commercial segment in fiscal 2013 will be in the 4.5% to 5.0% range.

The Company expects that adjusted corporate expenses will be between $130 million and $135 million for fiscal 2013, which excludes $16.3 million of costs incurred by the Company in connection with a tender offer for the Company's Common Stock and threatened proxy contest. This is higher than the Company's previous estimate due to the impact of a higher stock price on stock-based compensation and higher expected information technology spending in the year. The Company now believes that its fiscal 2013 effective income tax rate will approximate 32%, down from the Company's previous expectations due largely to the recent reinstatement of the research & development tax credit in the U.S. The Company's expectations assume a full year fiscal 2013 share count of 89.0 million shares, down from its previous estimate of 91.5 million shares, reflecting only the Company's share repurchase activity through the end of the first fiscal quarter.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	First Quarter Fiscal
	2013	2012
Net sales:
Access equipment	$581.3	$627.7
Defense	828.7	1,051.0
Fire & emergency	193.3	160.1
Commercial	177.3	171.6
Intersegment eliminations	(19.6)	(134.7)
Consolidated	$1,761.0	$1,875.7

First Quarter Fiscal 2013 Compared to 2012

Consolidated net sales decreased $114.7 million, or 6.1%, to $1.76 billion in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due to an expected decline in defense segment sales. Sales to external customers increased in all non-defense segments.

Access equipment segment net sales decreased $46.4 million, or 7.4%, to $581.3 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 on lower sales to the defense segment. Access equipment segment sales to external customers in the first quarter of fiscal 2013 increased 15.1% to $581.2 million compared to the first quarter of fiscal 2012. Access equipment sales to external customers increased principally due to an increase in telehandler unit volumes in North America, the realization of previously announced price increases ($25.6 million) and improved aftermarket sales ($11.3 million).

Defense segment net sales decreased $222.3 million, or 21.1%, to $828.7 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The decrease in defense segment sales was primarily due to expected lower M-ATV and related aftermarket parts shipments (down $340.6 million), offset in part by higher FHTV (up $105.1 million) and FMTV (up $54.7 million) unit sales. Due to a shortage in tires at one of the Company's suppliers, the defense segment was unable to complete production of certain FHTVs to recognize revenue in fiscal 2012. During the first quarter of fiscal 2013, tires were obtained and the vehicles were completed and sold, resulting in the recognition of revenue.

Fire & emergency segment net sales increased $33.2 million, or 20.7%, to $193.3 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The increase in fire & emergency segment sales primarily reflected higher unit volumes as the segment benefited from the acceleration of deliveries (up $18.1 million) and improved product mix (up $10.6 million).

Commercial segment net sales increased $5.7 million, or 3.3%, to $177.3 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The increase in commercial segment sales was primarily attributable to increased concrete placement products volume due to increased demand in the concrete mixer market (up $21.0 million) and improved aftermarket parts and service sales (up $6.3 million), offset in part by lower chassis volume (down $22.7 million).

Analysis of Consolidated Cost of Sales

First Quarter Fiscal 2013 Compared to 2012

Consolidated cost of sales was $1.51 billion, or 86.0% of sales, in the first quarter of fiscal 2013 compared to $1.65 billion, or 88.2% of sales, in the first quarter of fiscal 2012. The 220 basis point decrease in cost of sales as a percentage of sales in the first quarter of fiscal 2013 was primarily due to lower material costs (200 basis points) and higher sales prices (170 basis points), offset in part by adverse product mix (110 basis points) and lower overhead absorption in the defense segment (110 basis points).

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	First Quarter Fiscal
	2013	2012
Operating income (loss):
Access equipment	$48.9	$13.1
Defense	60.9	92.4
Fire & emergency	5.8	(9.9)
Commercial	8.0	6.9
Corporate	(42.7)	(27.1)
Intersegment eliminations	(0.1)	—
Consolidated	$80.8	$75.4

First Quarter Fiscal 2013 Compared to 2012

Consolidated operating income increased 7.1%, to $80.8 million, or 4.6% of sales, in the first quarter of fiscal 2013 compared to $75.4 million, or 4.0% of sales, in the first quarter of fiscal 2012. The increase in operating income in the first quarter of fiscal 2013 was largely attributable to higher sales and improved performance in the Company's access equipment and fire & emergency segments. Operating income in the first quarter of fiscal 2013 was significantly impacted by costs incurred by the Company in connection with a tender offer for the Company's Common Stock and a threatened proxy contest ($13.5 million more than costs for a proxy contest in the first quarter of fiscal 2012) and higher incentive share-based compensation costs (up $2.0 million) compared to the first quarter of fiscal 2012.

Access equipment segment operating income increased 273.5% to $48.9 million, or 8.4% of sales, in the first quarter of fiscal 2013 compared to $13.1 million, or 2.1% of sales, in the first quarter of fiscal 2012. The increase in operating income was primarily the result of higher sales volume to external customers and the realization of previously announced price increases.

Defense segment operating income decreased 34.1% to $60.9 million, or 7.4% of sales, in the first quarter of fiscal 2013 compared to $92.4 million, or 8.8% of sales, in the first quarter of fiscal 2012. The decrease in operating income was largely due to lower sales volumes offset in part by favorable adjustments on the definitization of domestic contracts and warranty matters ($6.8 million).

The fire & emergency segment reported operating income of $5.8 million, or 3.0% of sales, in the first quarter of fiscal 2013, compared to an operating loss of $9.9 million, or 6.2% of sales, in the first quarter of fiscal 2012. Operating results for the first quarter of fiscal 2013 were positively impacted by higher sales volume, the elimination of inefficiencies incurred in the prior year quarter related to the transition of ambulance production to the Company's facilities in Florida and improved price realization.

Commercial segment operating income increased 16.2% to $8.0 million, or 4.5% of sales, in the first quarter of fiscal 2013 compared to $6.9 million, or 4.0% of sales, in the first quarter of fiscal 2012. The increase in operating income was primarily a result of higher sales volume.

Corporate operating expenses increased $15.6 million to $42.7 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, largely due to costs related to a tender offer for the Company's Common Stock and threatened proxy contest that were $13.5 million higher than costs for a proxy contest in the first quarter of fiscal 2012 and a $2.0 million increase in incentive share-based compensation costs.

Consolidated selling, general and administrative expenses increased 15.0% to $151.1 million, or 8.6% of sales, in the first quarter of fiscal 2013 compared to $131.4 million, or 7.0% of sales, in the first quarter of fiscal 2012. The increase in selling, general and administrative expenses was primarily due to costs related to a tender offer for the Company's Common Stock and threatened proxy contest that were $13.5 million higher than costs for a proxy contest in the first quarter of fiscal 2012 and a $5.1 million increase in incentive share-based compensation expense. The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to tender offer and proxy contest costs that were higher than costs for a proxy contest in the first quarter of fiscal 2012, as well as a shift in sales to segments that have a higher percentage of selling, general and administrative expenses.

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2013 Compared to 2012

Interest expense net of interest income decreased $5.8 million to $14.2 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, largely as a result of the expiration of the Company's interest rate swap in the first quarter of fiscal 2012. First quarter fiscal 2012 interest expense included $2.2 million of expense related to the Company's interest rate swap. In addition, in the first quarter of fiscal 2013 the Company recognized $2.3 million of interest income upon receipt of payment on a customer note receivable on non-accrual.

Other miscellaneous income of $0.3 million in the first quarter of fiscal 2013 and $5.6 million of expense in the first quarter of fiscal 2012 primarily related to net foreign currency transaction gains and losses.

The Company recorded a provision for income taxes of 31.5% of pre-tax income in the first quarter of fiscal 2013 compared to 22.3% in the prior year quarter. The Company's effective income tax rate for the first quarter of fiscal 2013 was favorably impacted by a $1.9 million (280 basis points) discrete tax benefit related to provision to return adjustments. The Company's effective income tax rate for the first quarter of fiscal 2012 was favorably impacted by net discrete tax benefits aggregating 1,340 basis points, including the impact of benefits associated with foreign tax audits (480 basis points), reductions of tax reserves related to the expiration of statutes of limitations (200 basis points) and an adjustment to reflect positions taken on previously filed tax returns (660 basis points).

Equity in earnings of unconsolidated affiliates of $0.6 million in the first quarter of fiscal 2013 and $0.7 million in the first quarter of fiscal 2012 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

Financial Condition at December 31, 2012

The Company’s capitalization was as follows (in millions):

	December 31,	September 30,
	2012	2012
Cash and cash equivalents	$455.7	$540.7
Total debt	955.0	955.0
Shareholders’ equity	1,787.9	1,853.5
Total capitalization (debt plus equity)	2,742.9	2,808.5
Debt to total capitalization	34.8%	34.0%

The Company's debt to total capitalization remained within its targeted range during the first quarter of fiscal 2013 up slightly from September 30, 2012. In the first quarter of fiscal 2013, the Company repurchased 4,250,072 shares of its Common Stock at an aggregate cost of $125.1 million. The Company is targeting to spend an additional $175 million to repurchase shares over the next 9 to 15 months.

In addition to cash and cash equivalents, the Company had $349.0 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of December 31, 2012. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) decreased from 43 days at September 30, 2012 to 31 days at December 31, 2012. Days sales outstanding for segments other than the defense segment were 44 days at December 31, 2012, down from 52 days at September 30, 2012. The decrease in days sales outstanding for non-defense segments was primarily due to a higher concentration of domestic sales in the access equipment segment, which generally have shorter payment terms. Consolidated inventory turns (defined as “Cost of Sales” divided by the average “Inventory” at the past five quarter end periods) decreased from 6.0 times at September 30, 2012 to 5.0 times at December 31, 2012. The decrease in inventory turns was primarily due to seasonal sales fluctuations in the access equipment segment and larger in-transit times for international sales in the defense segment.

Cash Flows

Operating Cash Flows

The Company generated $45.1 million of cash from operating activities during the first quarter of fiscal 2013 compared to $61.9 million during the first quarter of fiscal 2012. The decrease in cash generated from operating activities was primarily due to the prepayment of income taxes in the first quarter of fiscal 2013.

The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Investing Cash Flows

Net cash used in investing activities in the first quarter of fiscal 2013 was $5.9 million compared to $14.2 million in the first quarter of fiscal 2012. Capital spending, excluding equipment held for rental, of $8.3 million in the first quarter of fiscal 2013 reflected a decrease of $5.9 million compared to capital spending in the first quarter of fiscal 2012. In fiscal 2013, the Company expects capital spending to approximate $60 million, which is down from its previous estimate of $70 million.

Financing Cash Flows

Financing activities resulted in a net use of cash of $124.4 million in the first quarter of fiscal 2013 compared to a net use of cash of $39.9 million in the first quarter of fiscal 2012. In the first quarter of fiscal 2013, the Company repurchased 4,250,072 shares of its Common Stock under its share repurchase program at an aggregate cost of $125.1 million.

Liquidity

The Company's primary sources of liquidity are the cash flow generated from operations, availability under the Revolving Credit Facility and available cash and cash equivalents. In addition to cash and cash equivalents of $455.7 million, the Company had $349.0 million of unused availability under the Revolving Credit Facility as of December 31, 2012. These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures and share repurchases. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

The Company maintains a senior secured credit agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $525 million and (ii) a $455 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million commencing December 31, 2013 with a balloon payment of $341.25 million due at maturity in October 2015. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

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

•
Senior Secured Leverage Ratio: A maximum senior secured leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated secured indebtedness to the Company’s consolidated EBITDA) of 2.75 to 1.0.

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2012 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Additionally, with certain exceptions, the Credit Agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of shares of the Company's Common Stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions after April 1, 2012 in an aggregate amount not exceeding the sum of:

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

Senior Notes

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (collectively, the “Senior Notes”). The Senior Notes were issued pursuant to an indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the Senior Notes due 2017 and Senior Notes due 2020 for a premium after March 1, 2014 and March 1, 2015, respectively. Certain of the Company’s subsidiaries fully, unconditionally, jointly and severally guarantee the Company’s obligations under the Senior Notes. See Note 21 of the Notes to Condensed Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of December 31, 2012.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company's contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended September 30, 2012 have not materially changed since that report was filed.

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The significant accounting policies and methods used in the preparation of the Condensed Consolidated Financial Statements are described in Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The Company's application of critical accounting policies has not materially changed since that report was filed.

Critical Accounting Estimates

The Company's disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2012 have not materially changed since that report was filed.

New Accounting Standards

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact of new accounting standards on the Company’s condensed consolidated financial statements.

Customers and Backlog

Sales to the U.S. government comprised approximately 44% of the Company’s net sales in the first quarter of fiscal 2013. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at December 31, 2012 decreased 20.3% to $4.53 billion compared to $5.69 billion at December 31, 2011. Access equipment segment backlog decreased 2.3% to $767.1 million at December 31, 2012 compared to $785.3 million at December 31, 2011. Defense segment backlog decreased 26.3% to $3.14 billion at December 31, 2012 compared to $4.26 billion at December 31, 2011 due largely to the fulfillment of FHTV and FMTV orders and lower DoD budgets for tactical wheeled vehicles. Fire & emergency segment backlog decreased 8.3% to $479.2 million at December 31, 2012 compared to $522.6 million at December 31, 2011 due in large part to the Company no longer taking orders for Medtec ambulances in connection with its decision to exit the Medtec business. Commercial segment backlog increased 21.1% to $145.9 million at December 31, 2012 compared to $120.4 million at December 31, 2011. Unit backlog for concrete mixers was up 56.4% compared to December 31, 2011. The Company believes that aged fleets and recent increases in housing starts contributed to recent larger, multiple-unit orders for concrete mixers. Unit backlog for refuse collection vehicles was down 35.3% at December 31, 2012 compared to December 31, 2011 due to the timing of orders from large waste haulers and lower municipal spending.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 24% of the Company’s December 31, 2012 backlog is not expected to be filled in fiscal 2013.

Non-GAAP Financial Measures

The Company is forecasting corporate operating expenses and earnings per share from continuing operations excluding items that affect comparability. When the Company forecasts corporate operating expenses and earnings per share from continuing operations, excluding items, these are considered non-GAAP financial measures. The Company believes excluding the impact of these items is useful to investors to allow a more accurate comparison of the Company's operating performance to prior year results. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company's results prepared in accordance with GAAP.

The table below presents a reconciliation of the Company's presented non-GAAP measures to the most directly comparable GAAP measures (in millions, except per share amounts):

	Fiscal 2013 Expectations
	Low	High
Corporate
Non-GAAP operating expenses	$130.0	$135.0
Tender offer and proxy contest costs	16.3	16.3
GAAP operating expenses	$146.3	$151.3

Consolidated
Non-GAAP earnings per share available to Oshkosh
Corporation from continuing operations-diluted	$2.80	$3.05
Tender offer and proxy contest costs, net of tax	(0.11)	(0.11)
Discrete tax benefits	0.02	0.02
GAAP earnings per share available to Oshkosh
Corporation from continuing operations-diluted	$2.71	$2.96

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates, commodity and foreign currency exchange risk, which are incorporated by reference to Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2012, have not materially changed since that report was filed.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended December 31, 2012. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2012 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2012, which have not materially changed other than as reflected below.

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

•
Certain of our government contracts for the U.S. Army and U.S. Marines could be suspended or terminated, and all such contracts expire in the future and may not be replaced, which could reduce revenues that we expect under the contracts and negatively affect margins in our defense segment.

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

•
We recognize revenue on certain undefinitized contracts with the DoD to the extent that we can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. Undefinitized contracts are used when we and the DoD have not agreed upon all contract terms before we begin performance under the contracts. At December 31, 2012, we had recorded $93.7 million in revenue on contracts that remain undefinitized. To the extent that contract definitization results in changes or adjustments to previously recognized revenues or estimated or incurred costs, including charges from subcontractors, we record those adjustments as a change in estimate in the period of change. While we believe the definitization of contracts will not have a material adverse effect on our financial condition, actual results could vary from current estimates.

•
We must spend significant sums on product development and testing, bid and proposal activities and pre-contract engineering, tooling and design activities in competitions to have the opportunity to be awarded these contracts.

•	Competitions for the award of defense truck contracts are intense, and we cannot provide any assurance that we will be successful in the defense truck procurement competitions in which we participate.

•
Our defense products undergo rigorous testing by the customer and are subject to highly technical requirements. Our products are inspected extensively by the DoD prior to acceptance to determine adherence to contractual technical and quality requirements. Any failure to pass these tests or to comply with these requirements could result in unanticipated retrofit and rework costs, vehicle design changes, delayed acceptance of vehicles, late or no payments under such contracts or cancellation of the contract to provide vehicles to the U.S. government.

•
As a U.S. government contractor, our U.S. government contracts and systems are subject to audit and review by the Defense Contract Audit Agency and the Defense Contract Management Agency. These agencies review our performance under our U.S. government contracts, our cost structure and our compliance with laws and regulations applicable to U.S. government contractors. Systems that are subject to review include, but are not limited to, our accounting systems, estimating systems, material management systems, earned value management systems, purchasing systems and government property systems. If an audit uncovers improper or illegal activities, then we may be subject to civil and criminal penalties and administrative sanctions that may include the termination of our U.S. government contracts, forfeiture of profits, suspension of payments, fines and, under certain circumstances, suspension or debarment from future U.S. government contracts for a period of time. Whether or not illegal activities are alleged, the U.S. government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. These laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business.

•
Our defense truck contracts are large in size and require significant personnel and production resources, and when such contracts end, we must make adjustments to personnel and production resources. This was the case in October 2012 when we announced the layoff of 450 full time employees and 40 contractors effective January 2013 due to a reduction in production levels. If we are unable to effectively reduce our cost structure commensurate with the completion of certain large defense contracts, our future earnings and cash flows would be adversely affected. In addition, if we are not able to utilize existing defense segment production equipment for alternative purposes, we could incur asset impairment charges as a result of the significant reduction in projected U.S. defense funding.

•
We have historically received payments in advance of product deliveries, or performance-based payments (“PBP”), on a number of our U.S. government contracts. In the event that we are not able to meet contractual delivery requirements on these contracts, the U.S. government may discontinue providing PBPs. The U.S. government may also become less willing to offer PBPs or reduce the amount of PBPs on new contract awards, as was the case on our recently negotiated FHTV contract extension. If we stop receiving PBPs or receive PBPs at lower levels on future contract awards, it could have an adverse effect on our cash flows.

•
In the event of component availability constraints, the U.S. government has the ability to unilaterally divert the supply of components used on multiple government programs to those programs rated most urgent (DX-rated programs). This could result in the U.S. government diverting the supply of component parts necessary for the production of vehicles under our U.S. defense contracts to other contractors.

•
We periodically experience difficulties with sourcing sufficient vehicle carcasses from the U.S. military to maintain our defense truck remanufacturing schedule, which can create uncertainty and inefficiencies for this area of our business.

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

In 2012, the SEC adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules impose diligence and disclosure obligations with respect to “conflict minerals,” defined as tin, tantalum, tungsten and gold, which are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. Certain of these minerals, particularly gold, are used extensively in components manufactured by our suppliers (or in components incorporated by our suppliers into components supplied to us) for use in our vehicles or other products. If any “conflict minerals” that are necessary to the functionality of a product manufactured by an SEC reporting company originated in the Democratic Republic of Congo or an adjoining country, the final rules require the issuer to prepare and file a report addressing its efforts to exercise due diligence on the source of such “conflict minerals” and their chain of custody. Our supply chain is complex. While we have no intention to use minerals sourced from the Democratic Republic of Congo or adjoining countries, we expect to incur significant costs to determine the source and custody of any “conflict minerals” necessary to the functionality of the products we manufacture. We may also face reputational challenges if we are unable to verify the origins for all conflict minerals used in our products, or if we are unable to certify that our products are “conflict free.” Implementation of these rules may also affect the sourcing and availability of some minerals necessary to the manufacture of our products and may affect the availability and price of conflict minerals capable of certification as “conflict-free.” Accordingly, we may incur significant costs as a consequence of these rules, which may adversely affect our business, financial condition or results of operations.

Our business could be negatively affected as a result of actions of activist shareholders.

During the first quarter of fiscal 2013, certain funds affiliated with Carl Icahn conducted a tender offer for shares of our common stock and threatened a proxy contest with respect to the election of directors at our 2013 Annual Meeting of Shareholders. Responding to actions such as these and other actions by activist shareholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees.  Perceived uncertainties among current and potential customers, employees and other parties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners.  These actions could also cause our stock price to experience periods of volatility.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company's behalf during the first quarter of fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31	—	$—	—	6,683,825
November 1 - November 30	490,562	30.66	490,562	10,509,438
December 1 - December 31	3,759,510	29.27	3,759,510	6,749,928
Total	4,250,072	29.43	4,250,072	6,749,928
 _________________________

(1)
In July 1995, the Company authorized the repurchase of up to 6,000,000 shares of the Company's Common Stock. In July 2012, the Company's Board of Directors increased the repurchase authorization by 4,000,000 shares of Common Stock. On November 15, 2012, the Company's Board of Directors further increased the repurchase authorization from the then remaining 6,683,825 shares of Common Stock to 11,000,000 shares of Common Stock. As of December 31, 2012, the Company had repurchased 4,250,072 shares of Common Stock under this authorization. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company's credit agreement limits the amount of dividends and other distributions, including repurchases of stock, the Company may pay after April 1, 2012 up to $485.0 million; plus (i) 50% of the consolidated net income of the Company and its subsidiaries, accrued on a cumulative basis during the period beginning on April 1, 2012 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; plus (ii) 100% of the aggregate net proceeds received by the Company subsequent to March 31, 2012 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock. The Company's indenture also contains restrictive covenants that may limit the Company's ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

3.1	Composite of Restated Articles of Incorporation of Oshkosh Corporation, as amended effective January 7, 2013.

4.1
Amendment No. 1 to Rights Agreement, dated as of January 4, 2013, between Oshkosh Corporation and Computershare Trust Company, N.A., Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated January 7, 2013 (File No. 1-31371)).

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 25, 2013.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 25, 2013.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 25, 2013.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 25, 2013.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

January 25, 2013	By	/S/ Charles L. Szews
Charles L. Szews, Chief Executive Officer

January 25, 2013	By	/S/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 25, 2013	By	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description

3.1	Composite of Restated Articles of Incorporation of Oshkosh Corporation, as amended effective January 7, 2013.

4.1
Amendment No. 1 to Rights Agreement, dated as of January 4, 2013, between Oshkosh Corporation and Computershare Trust Company, N.A., Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated January 7, 2013 (File No. 1-31371)).

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 25, 2013.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 25, 2013.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 25, 2013.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 25, 2013.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.